Form 10-Q
period 1994-03-31
HEALTH CARE REIT INC /DE/
filed 1994-04-29
CIK 766704

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON,  D. C.  20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994
                         OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                      Health Care REIT, Inc.
      (Exact name of registrant as specified in its charter)

          Delaware                             34-1096634
(State or jurisdiction of                    (I.R.S. Employer
 incorporation or organization)             Identification No.)

One SeaGate, Suite 1950, Toledo, Ohio                  43604
(Address of principal executive office)              (Zip Code)

(Registrant's telephone number, including area code) (419) 247-2800

- - -------------------------------------------------------------------
        (Former name, former address and former fiscal year,
                     if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.       Yes  X      No.

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                       Yes _____.   No _____.

               APPLICABLE ONLY TO CORPORATE ISSUERS:
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class:  Shares of Common Stock, $1.00 par value
                   Outstanding 11,494,229 shares

                     HEALTH CARE REIT, INC.

                             INDEX


                                                               Page

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

       Unaudited Consolidated Balance Sheet as of
       March 31, 1994 and Audited Consolidated Balance
       Sheet as of December 31, 1993.                            3

       Unaudited Consolidated Statements of Income
       for the three months ended March 31, 1994
       and 1993.                                                 4

       Unaudited Consolidated Statements of Cash Flows for
       the three months ended March 31, 1994 and 1993.           5

       Unaudited Consolidated Statements of Shareholders'
       Equity for the three months ended March 31, 1994
       and 1993.                                                 6

       Consolidated Notes to Financial Statements.               7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                   7


Part II.  OTHER INFORMATION

Item 5.  Other Information.                                    10

Item 6.  Exhibits and Reports on Form 8-K.                     10


SIGNATURES                                                     11

                     PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                  March 31        December 31
                                                    1994              1993
                                                 (Unaudited)        (Audited)
                                                 ------------     ------------
ASSETS
Real Estate Related Investments:
  Loans receivable:
    Mortgage loans                               $193,045,645     $165,147,444
    Construction and other short-term loans        17,596,023       12,899,830
    Working capital loans to related parties        6,897,424        7,234,327
                                                 ------------     ------------
                                                  217,539,092      185,281,601

  Investment in direct financing leases            48,855,222       52,950,188
  Investment in operating-lease properties         49,737,777       42,776,361
                                                 ------------     ------------
                                                  316,132,091      281,008,150
  Less allowance for losses                         4,150,000        4,150,000
                                                 ------------     ------------
           NET REAL ESTATE RELATED INVESTMENTS    311,982,091      276,858,150

Other Assets:
  Deferred loan expenses                            1,555,091        1,579,134
  Cash and cash equivalents                           322,690        4,896,314
  Receivables and other assets                      2,022,702        1,690,783
                                                 ------------     ------------
                                                    3,900,483        8,166,231
                                                 ------------     ------------
                                                 $315,882,574     $285,024,381
                                                 ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Borrowings under line of credit arrangements   $ 64,300,000     $ 35,000,000
  Other long-term obligations                      61,139,109       61,311,115
  Accrued expenses and other liabilities            5,884,947        4,581,438
                                                 ------------     ------------
                             TOTAL LIABILITIES    131,324,056      100,892,553

Shareholders' Equity:
  Common Stock, $1.00 par value:
    Authorized - 15,000,000 shares
    Issued and outstanding - 11,494,229
      in 1994 and 11,446,249 in 1993               11,494,229       11,446,249
  Capital in excess of par value                  159,074,314      158,013,957
  Undistributed net income                         13,989,975       14,671,622
                                                 ------------     ------------
                    TOTAL SHAREHOLDERS' EQUITY    184,558,518      184,131,828
                                                 ------------     ------------
                                                 $315,882,574     $285,024,381
                                                 ============     ============

See notes to financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARY

                                            Three Months Ended
                                                 March 31
                                            1994           1993
                                        --------------------------
Gross Income:
  Interest and other income             $ 5,236,096     $4,605,023
  Direct financing leases:
    Lease income                          1,816,677      2,216,886
    Gain on exercise of options             192,275      1,331,353
  Operating leases:
    Rents                                 1,018,818        300,424
  Loan and commitment fees                  177,373        149,183
                                        -----------     ----------
                                          8,441,239      8,602,869

Expenses:
  Interest:
    Senior notes and other long-
      term obligations                    1,545,209      1,077,203
    Line of credit arrangements             528,954      1,182,437
  Loan expense                               74,243         64,140
  Management fees                           643,054        615,323
  Provision for depreciation                301,937         82,591
  Provision for losses                                     150,000
  Other operating expenses                  363,592        290,566
                                        -----------     ----------
                                          3,456,989      3,462,260
                                        -----------     ----------

                       NET INCOME       $ 4,984,250     $5,140,609
                                        ===========     ==========

Average number of shares
  outstanding                            11,467,040      8,771,137

Net income per share                    $       .43     $      .59

Dividends per share                     $       .495    $      .475


See notes to financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                      Three Months Ended
                                                           March 31
                                                     1994            1993
                                                 -----------------------------
OPERATING ACTIVITIES:
  Net income                                     $  4,984,250     $  5,140,609
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Amortization of loan and organization
        expenses                                       74,782           64,140
      Provision for losses                                             148,502
      Provision for depreciation                      301,937           82,591
      Loan and commitment fees earned less
        than cash received                            368,187          313,922
      Direct financing lease income less than
        cash received                                 460,254            8,145
      Interest income less than (in excess of)
        cash received                                 103,012         (193,518)
      Increase in accrued expenses and other
        liabilities                                   935,322          554,815
      Increase in other receivables and
        prepaid items                                (332,458)        (419,688)
                                                 ------------     ------------
   NET CASH PROVIDED FROM OPERATING ACTIVITIES      6,895,286        5,699,518

INVESTING ACTIVITIES:
  Proceeds from exercise of lease purchase
    options                                         1,610,393        5,077,139
  Decrease in funds held in escrow--net                                135,000
  Investment in loans receivable                  (33,390,720)     (34,957,732)
  Investment in operating-lease properties         (7,263,353)
  Investment in direct financing leases            (1,300,000)
  Principal collected on loans                      4,354,536        1,029,482
                                                 ------------     ------------
       NET CASH USED IN INVESTING ACTIVITIES      (35,984,144)     (28,716,111)

FINANCING ACTIVITIES:
  Long-term borrowings under line of credit
    arrangements                                   42,100,000       85,100,000
  Principal payments on long-term borrowings
    under line of credit arrangements             (12,800,000)     (56,100,000)
  Net proceeds from the issuance of shares          1,108,337          923,857
  Principal payments on other long-term
    obligations                                      (172,006)      (2,711,669)
  Increase in deferred loan expense                   (50,200)         (11,615)
  Cash distributions to shareholders               (5,665,897)      (4,157,190)
                                                 ------------     ------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES        24,520,234       23,043,383
                                                 ------------     ------------
(Decrease) increase in cash and cash
  equivalents                                      (4,573,624)          26,790

Cash and cash equivalents at beginning
  of period                                         4,896,314          265,868
                                                 ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $    322,690     $    292,658
                                                 ============     ============

Supplemental Cash Flow Information --
  Interest Paid                                  $  1,023,582     $  1,871,721
                                                 ============     ============

See notes to financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARY

                                           Three Months Ended
                                                March 31
                                          1994            1993
                                      ----------------------------
Balances at beginning of period       $184,131,828    $118,947,994
Net income                               4,984,250       5,140,609
Proceeds from issuance of shares
  under the dividend reinvestment
  plan - 47,980 in 1994 and 42,070
  in 1993                                1,108,337         923,857
Cash dividend paid                      (5,665,897)     (4,157,190)
                                      ------------    ------------

Balances at end of period             $184,558,518    $120,855,270
                                      ============    ============



( ) Denotes deduction






See notes to financial statements

            CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

             HEALTH CARE REIT, INC. AND SUBSIDIARY


Note A - Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 1994 are not necessarily an indication of the results that may be expected for the year ended December 31, 1994. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

       Net income per share has been computed by dividing net income by the average number of shares outstanding.


Note B - Contingencies

       As disclosed in the financial statements for the year ended December 31, 1993, the Company was contingently liable for certain obligations amounting to approximately $21,255,000. No significant change in these contingencies has occurred as of March 31, 1994.



Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Liquidity and Capital Resources

       In the first quarter of 1994, the Company financed four mortgage loans (including a loan to finance an option exercise discussed below) for a total of approximately $24,748,000. In addition, the Company advanced approximately $7,896,000 on 13 construction loans. The above loan activity, plus changes in working capital loans and pay offs of three mortgage loans, were the reasons total loans receivable increased $32,257,000 in the first quarter of 1994.

       One lessee exercised its option to purchase which provided gross proceeds of $1,610,000. The Company also provided mortgage loan financing for an amount greater than the option purchase price to a lessee who exercised its option to purchase. The Company also financed one new direct financing lease for $1,300,000. The above activity was primarily the cause for the $4,095,000 decrease in investment in direct financing leases.

       The Company invested in four new operating lease properties and increased its investment in several other operating lease properties for a total of approximately $7,263,000.

       Since December 31, 1993, borrowings under lines of credit arrangements increased $29,300,000 due to the investment activity discussed above. As of March 31, 1994, the Company had $53,637,000 in unfunded commitments and total available funding sources of approximately $60,700,000.

       During the first quarter of 1994, the Company received approximately $1,108,000 from the sale of its shares under the dividend reinvestment plan.


Results of Operations

       Gross income for the first quarter of 1994 was $8,441,239 or 1.9% less than the first quarter of 1993. Interest income on loans receivable, operating lease rents and loan and commitment fees increased while direct financing lease income and gain on exercise of options declined. The increase in interest income on loans receivable and operating lease rents is attributable to the growth in the loan portfolio, a long-term trend which the Company anticipates will continue. The decrease in direct financing lease income is a reflection of another long-term trend which should also continue due to the greater market acceptance of mortgage loans and operating leases.

       In the first quarter of 1993, gross income included $1,331,353 in gains on exercise of options. However, in the first quarter of 1994, gain on exercise of options was $192,275. The decline in the gain is due to a combination of three exercises in the first quarter of 1993 versus one exercise in the same period in 1994 and the relative sizes of each of the original investments.

       Net income totalled $4,984,250 in the first quarter of 1994 versus $5,140,609 for the comparable period in 1993. The decrease in net income is reflected in the $.43 per share earned in the first quarter of 1994 versus $.59 per share earned in the first quarter of 1993. The decline in net income per share was primarily affected by the sale of 2,500,000 additional shares in the fourth quarter of 1993.

       The 1994 net income was also affected by several trends. First, average earnings on assets declined 68 basis points (excluding gains) in the first quarter of 1994 versus the first quarter of 1993. This trend was heightened by an increase of 71 basis points (1994 versus 1993) in the average cost of borrowing. The decline in average earnings on assets is a reflection of long-term general economic trends which may have bottomed out with the recent rise in interest rates. The increase in the average cost of borrowing is primarily the result of lower than normal borrowings on the lines of credit, which is the Company's lowest cost of debt financing. Since late March, the Company has substantially increased its borrowings on its lines of credit which should reduce the Company's average cost of debt financing for the second quarter of 1994.

       As the Company continues to fulfill its financing commitments, its borrowings on the lines of credit will increase even more, which should favorably affect the average cost of debt.

       Lastly, the Company's net income was affected by the average quarter-end debt to equity ratio of .63 to 1 in 1994 versus 1.01 to 1 in the first quarter of 1993. The decrease is solely due to the fourth quarter of 1993 equity offering, which was initially used to pay down debt. The decrease in debt had the effect of decreasing the Company's interest related expense and increasing net income.




                     PART II.  OTHER INFORMATION

Item 5.  Other Information

       On January 18, 1994, the Company issued a press release in which it announced that the Board of Directors voted to pay a quarterly dividend of $.495 per share payable to shareholders of record on February 4, 1994.

       On February 10, 1994, the Company issued a press release in which it announced, among other things, that the 1993 net income per share for the year was up $.24 or 12.6% more than 1992.

       On February 11, 1994, the Company issued a press release in which it announced, among other things, that it had provided $14.7 million first mortgage financings for one nursing home and three primary care facilities.

       On February 23, 1994, the Company issued a press release in which it announced, among other things, that it had provided $2.7 million in financings for two facilities.

       On March 22, 1994, the Company issued a press release in which it announced, among other things, that it had provided $26.8 million in financings for six facilities.

       On March 25, 1994, the Company issued a press release in which it announced, among other things, that it had signed an agreement to purchase a $10 million participation in an $86 million first mortgage loan for a combination health care facility in Austin, Texas.


Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

            99  Press release dated January 18, 1994
            99  Press release dated February 10, 1994
            99  Press release dated February 11, 1994
            99  Press release dated February 23, 1994
            99  Press release dated March 22, 1994
            99  Press release dated March 25, 1994

       (b)  Reports on Form 8-K

            None





       Pursuant to the requirement of the Securities and Exchange
Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HEALTH CARE REIT, INC.



Date:     April 29, 1994         By:    BRUCE G. THOMPSON
                                    Bruce G. Thompson, Chairman and
                                    Chief Executive Officer



Date:     April 29, 1994         By:    ROBERT J. PRUGER
                                    Robert J. Pruger, Chief
                                    Financial Officer



Date:     April 29, 1994         By:   KATHLEEN S. PREPHAN
                                    Kathleen S. Prephan, Chief
                                    Accounting Officer

                              EXHIBIT INDEX


The following documents are included in this Form 10-Q as Exhibits:

              Designation
              Number Under
Exhibit       Item 601 of                                   Page
Number       Regulation S-K      Exhibit Description       Number

  1               99             Press release dated
                                 January 18, 1994            13

  2               99             Press release dated
                                 February 10, 1994           14

  3               99             Press release dated
                                 February 11, 1994           16

  4               99             Press release dated
                                 February 23, 1994           17

  5               99             Press release dated
                                 March 22, 1994              18

  6               99             Press release dated
                                 March 25, 1994              19