Form 10-Q
period 1994-06-30
HEALTH CARE REIT INC /DE/
filed 1994-07-28
CIK 766704

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON,  D. C.  20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  -  June 30, 1994
                            OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

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

(Registrant's telephone number, including area code)-[419] 247-2800

_________________________________________________________________
       (Former name, former address and former fiscal year,
                  if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  X .      No .

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

           Class:  Shares of Common Stock, $1.00 par value
                   Outstanding 11,517,237 shares

                          HEALTH CARE REIT, INC.

                                  INDEX

                                                               Page

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

       Consolidated Balance Sheets as of June 30,
       1994 and December 31, 1993.                               3

       Consolidated Statements of Income -- Three
       months ended June 30, 1994 and 1993; Six
       months ended June 30, 1994 and 1993.                      4

       Consolidated Statements of Cash Flows --
       Six months ended June 30, 1994 and 1993.                  5

       Consolidated Statements of Shareholders' Equity
       -- Six months ended June 30, 1994 and 1993.               6

       Notes to Consolidated Financial Statements.               7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                   7

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.   9

Item 5.   Other Information.                                    10

Item 6.   Exhibits and Reports on Form 8-K.                     10

SIGNATURES                                                      11

                   PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                   June 30         December 31
                                                     1994              1993
                                                  (Unaudited)         (Note)
                                                  ------------     ------------
ASSETS
Real Estate Related Investments:
  Loans receivable:
    Mortgage loans                                $200,883,663     $165,147,444
    Construction and other short-term loans         23,218,953       12,899,830
    Working capital loans to related parties         6,861,610        7,234,327
                                                  ------------     ------------
                                                   230,964,226      185,281,601

  Investment in operating-lease properties          54,456,434       42,776,361
  Investment in direct financing leases             21,816,945       52,950,188
                                                  ------------     ------------
                                                   307,237,605      281,008,150
  Less allowance for losses                          4,400,000        4,150,000
                                                  ------------     ------------
           NET REAL ESTATE RELATED INVESTMENTS     302,837,605      276,858,150

Other Assets:
  Deferred loan expenses                             1,198,821        1,579,134
  Cash and cash equivalents                            323,620        4,896,314
  Receivables and other assets                       2,483,266        1,690,783
                                                  ------------     ------------
                                                     4,005,707        8,166,231
                                                  ------------     ------------
                                                  $306,843,312     $285,024,381
                                                  ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Borrowings under line of credit arrangements    $ 55,300,000     $ 35,000,000
  Other long-term obligations                       58,555,419       61,311,115
  Accrued expenses and other liabilities             5,829,963        4,581,438
                                                  ------------     ------------
                             TOTAL LIABILITIES     119,685,382      100,892,553

Shareholders' Equity:
  Common Stock, $1.00 par value:
    Authorized - 15,000,000 shares
    Issued and outstanding - 11,517,237 in
      1994 and 11,446,249 in 1993                   11,517,237       11,446,249
  Capital in excess of par value                   159,597,976      158,013,957
  Undistributed net income                          16,042,717       14,671,622
                                                  ------------     ------------
                   TOTAL SHAREHOLDERS' EQUITY      187,157,930      184,131,828
                                                  ------------     ------------
                                                  $306,843,312     $285,024,381
                                                  ============     ============

NOTE: The balance sheet as December 31, 1993 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
HEALTH CARE REIT, INC. AND SUBSIDIARY

                                 Three Months Ended         Six Months Ended
                                        June 30                  June 30
                                   1994        1993         1994         1993
                               -----------------------  ------------------------
Gross Income:
  Interest and other income    $ 6,208,096  $5,677,229  $11,444,192  $10,282,252
  Direct financing leases:
    Lease income                 1,484,739   2,059,969    3,301,416    4,276,855
    Gain on exercise of
      options                    3,429,493     262,408    3,621,768    1,593,761
  Operating leases:
    Rents                        1,220,489     655,863    2,239,307      956,287
    Gain on exercise of
      options                      100,029                  100,029
  Loan and commitment fees         287,869     293,119      465,242      442,302
  Other real estate owned-net                      548                       548
                               -----------  ----------  -----------  -----------
                                12,730,715   8,949,136   21,171,954   17,552,005

Expenses:
  Interest:
    Senior notes and other
      long-term obligations      1,600,887   1,861,044    3,146,096    2,938,247
    Line of credit arrange-
      ments                        897,361   1,038,555    1,426,315    2,220,992
  Loan expenses                    286,355     102,354      360,598      166,494
  Management fees                  948,574     589,016    1,591,628    1,204,339
  Provision for depreciation       347,093     204,276      649,030      286,867
  Provision for losses             250,000                  250,000      150,000
  Other operating expenses         600,588     363,979      964,180      654,545
                               -----------  ----------  -----------  -----------
                                 4,930,858   4,159,224    8,387,847    7,621,484
                               -----------  ----------  -----------  -----------

                   NET INCOME  $ 7,799,857  $4,789,912  $12,784,107  $ 9,930,521
                               ===========  ==========  ===========  ===========

Average number of shares
  outstanding                   11,504,848   8,811,802   11,486,049    8,791,582

Net income per share           $       .68  $      .54  $      1.11  $      1.13

Dividends per share            $       .50  $      .48  $      .995  $      .955

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                         Six Months Ended
                                                             June 30
                                                       1994            1993
                                                   ----------------------------
OPERATING ACTIVITIES
  Net income                                       $ 12,784,107    $  9,930,521
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Amortization of loan and organization
        expenses                                        361,676         166,494
      Provision for losses                              250,000         148,502
      Provision for depreciation                        649,030         286,867
      Loan and commitment fees earned less
        than cash received                              327,677         507,280
      Direct financing lease income less
        than cash received                              634,178         143,142
      Interest income less than (in excess
        of) cash received                               800,810        (193,956)
      Increase in accrued expenses and
        other liabilities                               402,202       1,263,718
      Increase in other receivables and
        prepaid items                                  (793,562)       (587,783)
                                                   ------------    ------------
   NET CASH PROVIDED FROM OPERATING ACTIVITIES       15,416,118      11,664,785

INVESTING ACTIVITIES
  Proceeds from exercise of lease purchase
    options                                          26,879,323       7,056,207
  Decrease in funds held in escrow--net                                 135,000
  Investment in operating-lease properties          (10,541,786)     (9,700,000)
  Investment in loans receivable                    (53,942,568)    (54,648,646)
  Investment in direct financing leases              (1,300,000)
  Principal collected on loans                       11,110,206       9,448,883
                                                   ------------    ------------
        NET CASH USED IN INVESTING ACTIVITIES       (27,794,825)    (47,708,556)

FINANCING ACTIVITIES
  Long-term borrowings under line of credit
    arrangments                                      97,800,000     158,500,000
  Principal payments on long-term borrowings
    under line of credit arrangements               (77,500,000)   (158,000,000)
  Net proceeds from the issuance of shares            1,655,007       1,826,621
  Borrowings under other long-term
    obligations                                                      52,000,000
  Principal payments on other long-term
    obligations                                      (2,755,696)     (8,763,514)
 Decrease (increase) in deferred loan
    expense                                              19,714        (968,943)
  Cash distributions to shareholders                (11,413,012)     (8,378,330)
                                                   ------------    ------------
  NET CASH PROVIDED FROM FINANCING ACTIVITIES         7,806,013      36,215,834
                                                   ------------    ------------
(Decrease) increase in cash and cash
  equivalents                                        (4,572,694)        172,063

Cash and cash equivalents at beginning
  of period                                           4,896,314         265,868
                                                   ------------    ------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    323,620    $    437,931
                                                   ============    ============

Supplemental Cash Flow Information --
  Interest Paid                                    $  4,512,401    $  4,439,692
                                                   ============    ============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                         Six Months Ended
                                                             June 30
                                                       1994            1993
                                                   ------------    ------------
Balances at beginning of period                    $184,131,828    $118,947,994
Net income                                           12,784,107       9,930,521
Proceeds from issuance of shares under the
  dividend reinvestment plan - 70,988 in
  1994 and 80,551 in 1993                             1,655,007       1,826,621
Cash dividend paid                                  (11,413,012)     (8,378,330)
                                                   ------------    ------------

Balances at end of period                          $187,157,930    $122,326,806
                                                   ============    ============

See notes to consolidated financial statements

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              HEALTH CARE REIT, INC. AND SUBSIDIARY


Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 1994 are not necessarily an indication of the results that may be expected for the year ended December 31, 1994. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

     Net income per share has been computed by dividing net income by the average number of shares outstanding.


Note B - Contingencies

     As disclosed in the financial statements for the year ended December 31, 1993, the Company was contingently liable for certain obligations amounting to approximately $21,255,000. No significant change in these contingencies has occurred as of June 30, 1994.


Note C - Noncash Transactions

     During the first six months, the Company reclassified two direct financing lease properties, one for approximately $3,324,000 to a mortgage loan and one for approximately $3,582,000 to an operating-lease property. Both reclassifications were due to contract changes made in the ordinary course of business.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

     During the first half of 1994, the Company financed six mortgage loans for a total of $37,288,000. In addition, the Company advanced approximately $15,461,000 for 14 construction loans, of which most financing was for new facilities rather than additions to existing facilities. Five mortgage loans were paid off during the first six months of 1994 for a total of $8,353,000. The above loan activity, plus changes in working capital loans and normal principal repayments, were the reasons net loans increased approximately $45,683,000.

     During the first six months of 1994, the Company purchased three facilities, made additional advances for two other operating-lease properties, and continued construction on three other facilities. In addition, one operating-lease lessee exercised its option to purchase. The net effect of the above activity, plus the noncash transaction mentioned in Note C, were the principal reasons for the increase in operating-lease properties of approximately $11,680,000. Also, seven direct financing lease purchase options were exercised while the Company invested in one new direct financing lease property. The seven lease exercises and one new investment caused the investment in direct financing leases to decline $31,133,000.

     Since December 31, 1993, borrowings under lines of credit arrangements increased $20,300,000 due to the investment activity discussed above. As of June 30, 1994, the Company had approximately $46,537,000 in unfunded commitments and total available funding sources of approximately $73,200,000.

     During the first half of 1994, the Company received approximately $1,655,000 from the sale of its shares under the dividend reinvestment plan.


Results of Operations

     Gross income for the first half of 1994 was $21,171,954 or 20.6% greater than the first half of 1993. Except for direct financing lease income, all major components of gross income increased. The increase in interest income on loans receivable, operating-lease rents and loan and commitment fees is attributable to the growth in the loan and operating-lease properties portfolio, long-term trends which the Company anticipates will continue. The decrease in direct financing lease income is a reflection of another long-term trend which should continue due to the greater market acceptance of mortgage loans and operating leases.

     Contributing to the increase in gross income in the first half of 1994 over the comparable period in 1993 was the gain on the exercise of lease purchase options. There were eight lessees exercising options in 1994 versus four in 1993. These 1994 exercises resulted in an increase in gain on the exercise of lease purchase options of $2,128,000.

     Net income totalled $12,784,107 in the first half of 1994 versus $9,930,521 for the comparable period in 1993. While net income increased, net income per share declined to $1.11 versus $1.13 per share in the first half of 1993. The decline in net income per share was primarily caused by the sale of 2,500,000 additional shares in the fourth quarter of 1993.

     The 1994 net income was also affected by several trends. First, average earnings on assets declined 67 basis points (excluding gains) in the first half of 1994 versus the first half of 1993. The narrowing of the net interest margin was heightened by an increase of 34 basis points (1994 versus 1993) in the average cost of borrowing. The decline in average earnings on assets reversed in the second quarter of 1994 and has started to increase, which is a reflection of the recent rise in interest rates. The increase in the average cost of borrowing also reversed in the second quarter of 1994 in spite of the general rise in interest rates. The decline in average cost of borrowing in the second quarter versus first quarter was due to higher average borrowings on the lines of credit, which is the Company's lowest cost of debt financing.

     For the balance of 1994, the Company anticipates a continued general rise in both its average earnings on assets and its average cost of debt. Average earnings on assets is anticipated to rise both because of the general interest rate environment and the anticipated required conversion of certain variable interest-rate assets to a higher fixed rate debt. Average cost of debt is anticipated to rise because of the general interest rate environment.

     Lastly, the Company's net income was affected by the average quarter-end, debt-to-equity ratio of .63 to 1 in 1994 versus 1.09 to 1 in the first half of 1993. This decrease is solely due to the fourth quarter of 1993 equity offering, which was initially used to pay down debt. The decrease in debt had the affect of decreasing the Company's interest-related expense, and thereby increasing net income.



                 PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of Health Care REIT, Inc. was duly called and held on May 18, 1994 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Company's management and Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the management's nominees for election as directors as listed in the Proxy Statement, and all such nominees were elected.

     Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

     Proposal #1 - The election of two directors:

          Nominee              For          Against
      -----------------     ----------      -------
      Pier C. Borra         10,202,037      130,795
      George L. Chapman     10,205,304      127,528

     The terms of Messrs. Chopivsky, Douglas, Glowacki, Thompson,
Unverferth and Wolfe continue.

     Proposal #2 - to approve the increase in the number of common stock and to authorize preferred stock:

                    For          9,176,911
                    Against        972,269
                    Abstain        183,652

     Proposal #3 - to approve amendments to the Company's Restated Certificate of Incorporation and By-Laws regarding stockholder proposals:

                    For          5,784,847
                    Against      1,252,871
                    Abstain        185,000

     Proposal #4 - to approve an amendment to the Company's
Incentive Stock Option Plan:

                    For          9,618,927
                    Against        491,289
                    Abstain        222,621

     Proposal #5 - to ratify the Management Agreement between
Health Care REIT, Inc. and First Toledo Corporation or its assignee:

                   For          10,032,965
                   Against          95,918
                   Abstain         203,948

     Proposal #6 - to ratify the appointment of Ernst & Young as independent auditors for 1994:

                   For          10,189,632
                   Against          57,571
                   Abstain          85,629


Item 5.  Other Information

     On April 20, 1994, the Company issued a press release in which it announced, among other things, that the Board of Directors voted to pay a quarterly cash dividend of $.50 payable to shareholders of record on May 6, 1994, and that net income was $.43, a decrease of $.16 from the first quarter of 1993.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

      4.  Specimen of Note with Fifth Third Bank
      4.  Specimen of Note with Capital Bank
     99.  Press Release dated April 20, 1994

     (b)  Reports on Form 8-K

          None


     Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HEALTH CARE REIT, INC.


Date:   July 28, 1994          By:  BRUCE G. THOMPSON
                                    Bruce G. Thompson, Chairman
                                    and Chief Executive Officer


Date:   July 28, 1994          By:  FREDERIC D. WOLFE
                                    Frederic D. Wolfe, President


Date:   July 28, 1994          By:  ROBERT J. PRUGER
                                    Robert J. Pruger, Chief
                                    Financial Officer


Date:   July 28, 1994          By:  KATHLEEN S. PREPHAN
                                    Kathleen S. Prephan, Chief
                                    Accounting Officer

                          EXHIBIT INDEX


The following documents are included in this Form 10-Q as Exhibits:



               Designation
               Number Under
Exhibit         Item 601 of               Exhibit             Page
Number         Regulation S-K           Description          Number
- - -------        --------------   --------------------------   ------

  1                  4          Note with Fifth Third Bank     13

  2                  4          Note with Capital Bank         20


  3                 99              Press Release
                                 dated April 20, 1994          22