Form 10-Q
period 1994-09-30
HEALTH CARE REIT INC /DE/
filed 1994-11-07
CIK 766704

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON,  D. C.  20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1994
                             OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.        Yes  X.    No _____.

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

         Class:  Shares of Common Stock, $1.00 par value
                 Outstanding 11,549,064 shares

                       HEALTH CARE REIT, INC.

                               INDEX


                                                               Page

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of September
          30, 1994 and December 31, 1993                         3

          Consolidated Statements of Income -- Three
          months ended September 30, 1994 and 1993;
          Nine months ended September 30, 1994 and 1993.         4

          Consolidated Statements of Cash Flows--Nine
          months ended September 30, 1994 and 1993.              5

          Consolidated Statements of Shareholders' Equity
          -- Nine months ended September 30, 1994 and 1993.      6

          Notes to Consolidated Financial Statements.            7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                   8


Part II.  OTHER INFORMATION

Item 5.   Other Information.                                     9

Item 6.    Exhibits and Reports on Form 8-K.                    10


SIGNATURES                                                      11

                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                    Sept. 30          Dec. 31
                                                      1994              1993
                                                   (Unaudited)         (Note)
                                                   ------------     ------------
ASSETS
Real Estate Related Investments:
  Loans receivable:
    Mortgage loans                                 $181,320,059     $165,147,444
    Construction and other short-term loans          26,712,840       12,899,830
    Working capital loans to related parties          6,664,122        7,234,327
                                                   ------------     ------------
                                                    214,697,021      185,281,601

Investment in operating-lease properties             56,961,970       42,776,361
Investment in direct financing leases                20,338,741       52,950,188
                                                   ------------     ------------
                                                    291,997,732      281,008,150
Less allowance for losses                             4,650,000        4,150,000
                                                   ------------     ------------
            NET REAL ESTATE RELATED INVESTMENTS     287,347,732      276,858,150

Other Assets:
  Escrow cash                                        14,173,402
  Deferred loan expenses                              2,474,183        1,579,134
  Cash and cash equivalents                             694,204        4,896,314
  Receivables and other assets                        2,069,933        1,690,783
                                                   ------------     ------------
                                                     19,411,722        8,166,231
                                                   ------------     ------------
                                                   $306,759,454     $285,024,381
                                                   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Borrowings under line of credit arrangements     $ 54,000,000     $ 35,000,000
  Other long-term obligations                        57,439,996       61,311,115
  Accrued expenses and other liabilities              6,942,397        4,581,438
                                                   ------------     ------------
                             TOTAL LIABILITIES      118,382,393      100,892,553

Shareholders' Equity:
  Preferred Stock, $1.00 par value:
    Authorized - 10,000,000 shares in 1994
    Issued and outstanding - none
  Common Stock, $1.00 par value:
    Authorized - 40,000,000 and 15,000,000
      shares in 1994 and 1993, respectively
    Issued and outstanding - 11,549,064 in
      1994 and 11,446,249 in 1993                    11,549,064       11,446,249
  Capital in excess of par value                    160,275,322      158,013,957
  Undistributed net income                           16,552,675       14,671,622
                                                   ------------     ------------
                    TOTAL SHAREHOLDERS' EQUITY      188,377,061      184,131,828
                                                   ------------     ------------
                                                   $306,759,454     $285,024,381
                                                   ============     ============

NOTE: The balance sheet as of December 31, 1993 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

HEALTH CARE REIT, INC. AND SUBSIDIARY


                                  Three Months Ended        Nine Months Ended
                                    September 30              September 30
                                  1994          1993        1994         1993
                               -----------------------  -----------  -----------
Gross Income:
  Interest and other income    $ 7,707,712  $6,166,349  $19,151,904  $16,449,149
  Direct financing leases:
    Lease income                   833,491   1,951,815    4,134,907    6,228,670
    Gain on exercise of
      options                      229,379     267,505    3,851,147    1,861,266
  Operating leases:
    Rents                        1,257,791     862,098    3,497,098    1,818,385
    Gain on exercise of
      options                                               100,029
  Loan and commitment fees         489,793     498,415      955,035      940,717
                               -----------  ----------  -----------  -----------
                                10,518,166   9,746,182   31,690,120   27,298,187

Expenses:
  Interest:
    Long-term obligations        1,479,452   2,455,586    4,625,548    5,393,833
    Line of credit arrange-
      ments                        827,029     981,831    2,253,344    3,202,823
  Loan expense                      89,897      77,241      450,495      243,735
  Management fees                  761,170     598,567    2,352,798    1,802,906
  Provision for losses             250,000                  500,000      150,000
  Provision for depreciation       349,229     230,171      998,259      517,038
  Other operating expenses         435,222     330,732    1,399,402      985,277
                               -----------  ----------  -----------  -----------
                                 4,191,999   4,674,128   12,579,846   12,295,612
                               -----------  ----------  -----------  -----------

                 NET INCOME    $ 6,326,167  $5,072,054  $19,110,274  $15,002,575
                               ===========  ==========  ===========  ===========
Average number of shares
  outstanding                   11,529,947   8,854,311   11,500,842    8,812,722

Net income per share           $       .55  $      .57  $      1.66  $      1.70

Dividends per share            $      .505  $     .485  $      1.50  $      1.44



See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                        Nine Months Ended
                                                           September 30
                                                       1994            1993
                                                   ----------------------------
OPERATING ACTIVITIES:
  Net income                                       $ 19,110,274    $ 15,002,575
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of loan and organization
        expenses                                        452,112         243,735
      Provision for losses                              500,000         148,502
      Provision for depreciation                        998,259         517,038
      Loan and commitment fees earned less
        than cash received                              369,159         368,309
      Direct financing lease income less
        than cash received                              785,753         224,150
      Interest income less than cash received         2,180,448         203,988
                                                   ------------    ------------
                         FUNDS FROM OPERATIONS       24,396,005      16,708,297
      Increase in accrued expenses and other
        liabilities                                   1,473,154       2,407,056
      Increase in other receivables and
        prepaid items                                  (380,768)       (375,400)
                                                   ------------    ------------
   NET CASH PROVIDED FROM OPERATING ACTIVITIES       25,488,391      18,739,953

INVESTING ACTIVITIES:
  Proceeds from exercise of lease purchase
    options                                          28,205,953       9,033,205
  (Increase) decrease in funds held in
    escrow--net                                     (14,173,402)        135,000
  Investment in operating-lease properties          (13,396,550)    (11,250,000)
  Investment in loans receivable                    (75,353,793)    (71,233,286)
  Investment in direct financing leases              (1,300,000)
  Principal collected on loans                       47,408,995      27,580,383
                                                   ------------    ------------
         NET CASH USED IN INVESTING ACTIVITIES      (28,608,797)    (45,734,698)

FINANCING ACTIVITIES:
  Long-term borrowings under line of credit
    arrangements                                    188,100,000     203,000,000
  Principal payments on long-term borrowings
    under line of credit arrangements              (169,100,000)   (206,900,000)
  Net proceeds from the issuance of shares            2,364,180       2,926,229
  Borrowings under other long-term obligations                       52,000,000
  Principal payments on other long-term
    obligations                                      (3,871,119)    (10,158,074)
  Increase in deferred loan expense                  (1,345,544)       (917,641)
  Cash distributions to shareholders                (17,229,221)    (12,662,108)
                                                   ------------    ------------
                   NET CASH (USED IN) PROVIDED
                     FROM FINANCING ACTIVITIES       (1,081,704)     27,288,406
                                                   ------------    ------------
(Decrease) increase in cash and cash
  equivalents                                        (4,202,110)        293,661
Cash and cash equivalents at beginning
  of period                                           4,896,314         265,868
                                                   ------------    ------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD     $    694,204    $    559,529
                                                   ============    ============

Supplemental Cash Flow Information--
  Interest Paid                                    $  5,747,073    $  6,983,943
                                                   ============    ============


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

HEALTH CARE REIT, INC. AND SUBSIDIARY


                                                        Nine Months Ended
                                                           September 30
                                                       1994            1993
                                                   ----------------------------
Balances at beginning of period                    $184,131,828    $118,947,994
Net income                                           19,110,274      15,002,575
Proceeds from issuance of shares under the
  dividend reinvestment plan - 96,955 in
  1994 and 128,277 in 1993                            2,264,194       2,926,228
Proceeds from issuance of 5,860 shares
  under the employee stock incentive plan                99,986
Cash dividend paid                                  (17,229,221)    (12,662,108)
                                                   ------------    ------------

Balances at end of period                          $188,377,061    $124,214,689
                                                   ============    ============


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARY


Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 1994 are not necessarily an indication of the results that may be expected for the year ended December 31, 1994. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

     Net income per share has been computed by dividing net income by the average number of shares outstanding.


Note B - Contingencies

     As disclosed in the financial statements for the year ended December 31, 1993, the Company was contingently liable for certain obligations amounting to approximately $21,255,000. No significant change in these contingencies has occurred as of September 30, 1994.


Note C - Dividend Distribution

     In order to continue to qualify as a real estate investment trust for federal income tax purposes, 95% of ordinary taxable income must be distributed to shareholders. The Company estimates that by December 31, 1994, undistributed net income for federal income tax purposes will amount to approximately $15,650,000.


Note D - Noncash Transactions

     During the first nine months, the Company reclassified two direct financing lease properties, one for approximately $3,324,000 to a mortgage loan and one for approximately $3,582,000 to an operating-lease property. Both reclassifications were due to contract changes made in the ordinary course of business.

Item 2.  Management's Discussion and Analysis of Financial
Condition
         and Results of Operations

Liquidity and Capital Resources

     During the first nine months of 1994, the Company financed nine mortgage loans for a total of $46,838,000. In addition, the Company advanced approximately $26,161,000 for 16 construction loans of which three loans are additions to existing facilities. Thirteen mortgage loans were paid off during the first nine months of 1994 for a total of $43,422,000. The above loan activity, plus changes in working capital loans and normal principal payments, were the principal reasons net loans increased approximately $29,415,000.

     During the first nine months of 1994, the Company purchased three facilities, made additional advances for two other operating-lease properties, and completed construction on three other facilities. In addition, one operating-lease lessee exercised its option to purchase. The net effect of the above activity, plus the noncash transaction mentioned in Note D, were the principal reasons for the increase in operating-lease properties of approximately $14,186,000. Also, eight direct financing lease purchase options were exercised while the Company invested in one new direct financing lease property. The eight lease exercises and one new investment caused the investment in direct financing leases to decline $32,611,000.

     Effective September 9, 1994, the Company's principal line of credit was expanded to $150 million and extended to March 31, 1997. This amended line of credit increased the Company's borrowing capacity by $40,000,000 and will allow the line to go unsecured under certain conditions. Since December 31, 1993, borrowings under lines of credit arrangements increased $19,000,000 partly due to the investment activity discussed above. However, several mortgage loans, which collateralized the Company's senior notes, were paid off late in the third quarter. Until the Company's proposed substituted investments are accepted by the senior note holders, the Company has $14,173,000 in escrowed cash and correspondingly higher line of credit balances. The Company anticipates the escrowed funds will be released during the fourth quarter. As of September 30, 1994, the Company had approximately $113,637,000 in unfunded commitments and total available funding sources of approximately $128,673,000.

     During the first nine months of 1994, the Company received
$2,364,000 from the sale of its shares under the dividend reinvestment and stock option plans.

Results of Operations

     Gross income for the first nine months of 1994 was $31,690,000 or 16.1% greater than the first nine months of 1993. Except for direct financing lease income, all major components of gross income increased. The increase in interest income, operating-lease rents and, to a lesser extent, loan and commitment fees is attributable to the growth in the loan and operating-lease properties portfolio. These are long-term trends which the Company anticipates will continue. The decrease in direct financing lease income is a reflection of another long-term trend which should continue due to the greater market acceptance of mortgage loans and operating leases.

     Contributing to the increase in gross income in the first nine months of 1994 over the comparable period in 1993 was the gain on the exercise of lease purchase options. There were nine lessees exercising options in 1994 versus five in 1993. These 1994 exercises resulted in an increase in gain on the exercise of lease purchase options of $2,090,000.

     Net income totalled $19,110,000 in the first nine months of 1994 versus $15,003,000 for the comparable period in 1993. While net income increased, net income per share declined to $1.66 versus $1.70 per share in the first nine months of 1993. The decline in net income per share was primarily caused by the sale of 2,500,000 additional common shares in the fourth quarter of 1993.

     The 1994 third quarter net income was also affected by several trends. First, average earnings on assets declined 31 basis points (excluding gains and prepayment fees) in the third quarter of 1994 versus the comparable period in 1993. The decline in average earnings on assets reversed in the second quarter of 1994, which is a reflection of the recent general rise in interest rates. The narrowing of the net interest margin was heightened by an increase of 156 basis points (1994 versus 1993) in the average cost of borrowing. The average cost of borrowing increased in the third quarter of 1994 over the earlier quarters. This increase is principally due to the general rise in interest rates, the roll-over to current rates of LIBOR loans and the increased pricing premium paid under the Company's newly expanded line of credit (discussed in "Liquidity and Capital Resources").

     For the balance of 1994, the Company anticipates a continued general rise in both its average earnings on assets and its average cost of debt. Average earnings on assets is anticipated to rise both because of the general interest rate environment and the anticipated required conversion of certain variable interest-rate assets to a higher fixed rate yield. Average cost of debt is anticipated to rise because of the general interest rate environment.

     Lastly, the Company's net income was affected by the average quarter-end debt-to-equity ratio of .63 to 1 in 1994 versus 1.12 to 1 in the first nine months of 1993. This decrease is solely due to the 1993 fourth quarter equity offering in which the proceeds were initially used to pay down debt. The decrease in debt had the effect of decreasing the Company's interest-related expense, and thereby, increasing net income.


                      PART II.   OTHER INFORMATION

Item 5.  Other Information

     On July 19, 1994, the Board of Directors of Health Care REIT, Inc. appointed a Special Committee to explore the advisability of the Company becoming self-administered.

     On July 20, 1994, the Company issued a press release in which it announced, among other things, that the Board of Directors voted to pay a quarterly cash dividend of $.505 payable to shareholders of record on August 5, 1994, and that net income was $.68, an increase of $.14 from the second quarter of 1993.

     On July 21, 1994, the Company issued a press release in which it announced, among other things, that the Board of Directors adopted a Preferred Share Purchase Rights Plan and declared a distribution of one Preferred Share Purchase Right on each outstanding share of the Company's common stock.

     On September 21, 1994, the Company announced, among other things, the closing of a new $150 million revolving line of credit with a consortium of eight banks.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.  Specimen of Amended and Restated Credit
          Agreement dated September 9, 1994
     99.  Press Release dated July 20, 1994
     99.  Press Release dated July 21, 1994
     99.  Press Release dated September 21, 1994

     (b)  Reports on Form 8-K

          None

     Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HEALTH CARE REIT, INC.


Date:  November 7, 1994            By:      BRUCE G. THOMPSON
                                        Bruce G. Thompson, Chairman
                                        and Chief Executive Officer


Date:  November 7, 1994            By:      FREDERIC D. WOLFE
                                       Frederic D. Wolfe, President


Date:  November 7, 1994            By:      ROBERT J. PRUGER
                                        Robert J. Pruger, Chief
                                            Financial Officer


Date:  November 7, 1994            By:      KATHLEEN S. PREPHAN
                                        Kathleen S. Prephan, Chief
                                            Accounting Officer



                            INDEX TO EXHIBITS


The following documents are included in this Form 10-Q as Exhibits:

          Designation
          Number Under
Exhibit   Item 601 of              Exhibit                    Page
Number   Regulation S-K          Description                 Number
- - - ------   --------------     ------------------------         ------

  1            10            Amended and Restated              13
                            Credit Agreement dated
                               September 9, 1994

  2            99                Press Release                319
                              dated July 20, 1994

  3            99                Press Release                321
                             dated July 21, 1994

  4            99                Press Release                322
                            dated September 21, 1994