Form 10-K
period 1994-12-31
HEALTH CARE REIT INC /DE/
filed 1995-03-08
CIK 766704

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                           -----------------------

For the fiscal year ended December 31, 1994        Commission File No. 1-8923

                             HEALTH CARE REIT, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                       34-1096634
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                      Identification Number)

 One SeaGate, Suite 1950, Toledo, Ohio                      43604
(Address of principal executive office)                  (Zip Code)

                                 (419) 247-2800
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
         Title of Each Class                   on Which Registered
         ----------------------               -----------------------
         Shares of Common Stock               New York Stock Exchange
         $1.00 par value

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes    X                 No
                                                -----                 -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.
                    /  /
The aggregate market value of voting stock held by non-affiliates of the Registrant on February 1, 1995 was $244,214,415 based on the reported closing sales price of such shares on the New York Stock Exchange for that date. As of February 1, 1995, there were 11,595,115 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement, which will be filed with the Commission prior to April 30, 1995, are incorporated by reference in
Part III of this Form 10-K.

This document contains 69 pages.

                             HEALTH CARE REIT, INC.
                          1994 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS


                                     PART I


                                                                           PAGE
Item  1.         Business...............................................    3
Item  2.         Properties.............................................   14
Item  3.         Legal Proceedings......................................   14
Item  4.         Submission of Matters to a Vote of Security Holders....   14

                                   PART II

Item  5.         Market for the Registrant's Common Stock and
                   Related Security Holder Matters......................   15
Item  6.         Selected Financial Data................................   16
Item  7.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................   17
Item  8.         Financial Statements and Supplementary Data............   22
Item  9.         Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure..................   40

                                   PART III

Item 10.         Directors and Executive Officers of the Registrant.....   40
Item 11.         Executive Compensation.................................   40
Item 12.         Security Ownership of Certain Beneficial Owners
                   and Management.......................................   40
Item 13.         Certain Relationships and Related Transactions.........   40

                                   PART IV

Item 14.         Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K..................................   41

                                     PART I

ITEM 1.  BUSINESS

GENERAL
- -------
         Health Care REIT, Inc. (the "Company"), founded in 1970, is a real estate investment trust which invests in health care facilities, primarily nursing homes. The Company also invests in assisted living and retirement facilities, behavioral care facilities, speciality care hospitals and primary care facilities. The Company's investment portfolio is diversified by type of facility, number of facilities, operators, location and state. At December 31, 1994, the largest aggregate financing to any operator totalled $25,087,000 or 7.7% of real estate related investments. This operator, Olympus Healthcare Group, Inc., is an unrelated party.


INVESTMENT PORTFOLIO
- --------------------
         The following table reflects the diversification of the Company's investments at December 31, 1994:



                                                                                    Average
                                                                        Number      Invest-                       Number
                          Invest-        Percentage       Number          of        ment                            of
   Type of                 ments             of             of          Beds/       Per Bed       Number of       States
  Facility                (1)(3)(4)      Portfolio      Facilities      Units       / Unit        Operators         (3)
  --------                ---------      ----------     ----------      ------      -------       ---------       ------
                          (in 000s)

Nursing Homes             $228,588           55%            62          8,032       $ 28,460          32            20

Assisted Living
and Retirement
Facilities                 101,778           25             27          2,381         42,746          13            15

Behavioral
Care Facilities             39,453           10              7            696         56,685           3             6

Speciality Care
Hospitals                   23,750            6              2            230        103,261           2             1

Primary Care
Facilities                  16,296            4              5            N/A          N/A             1             3
                          --------          ---            ---          -----


        TOTALS            $409,865          100%           103         11,339
                          ========          ===            ===         ======


(1)      Investments include real estate related investments, unfunded commitments and credit enhancements which amount to
         $323,583,000, $66,107,000 and $20,175,000, respectively.

(2)      The Company has investments in 25 states.

[FN]
(3) Investments do not include $49,234,000 in commitments for financings for which the specific site has not yet been approved by the Company.

(4) Due to a number of factors, it is possible that some portion of the commitments for financings will not result in permanent financing.

         NURSING HOMES. These facilities offer a combination of skilled and intermediate care services. Nursing homes provide long-term care and, more recently, supplement hospital care by providing subacute services. The Company believes that a substantial portion of the payments received by operators of nursing homes financed by the Company is in the form of Medicaid reimbursement. Remaining payments come from private pay, Medicare, veterans' programs, private insurance and other sources.

         ASSISTED LIVING AND RETIREMENT FACILITIES. Assisted living facilities offer residential units for the frail elderly who need assistance with certain activities of daily living, while retirement facilities offer residential units for active and ambulatory older individuals who need little or no care. Residents may participate in structured group activities. Meals are provided (although apartments in most retirement facilities have their own kitchen areas) and limited health care services are available. Rent and services are typically paid by the resident.

         BEHAVIORAL CARE FACILITIES. These facilities offer comprehensive in-patient and out-patient psychiatric treatment programs. Programs are tailored to the individual and include individual, group and family therapy. Most programs are paid for by insurance programs.

         SPECIALTY CARE HOSPITALS. These facilities provide acute in-patient care to patients suffering from a specific illness or disease. Growth in demand for these services is due to the need to attain greater cost efficiency. Services are paid for by government programs (i.e., Medicare, Medicaid or veterans' programs) as well as private insurance (including "managed care" insurance providers).

         PRIMARY CARE FACILITIES. These facilities are designed to offer primary care to individuals in a doctor-office setting. These primary care facilities also offer a number of specialties in one building such as obstetrics, gynecology, opthamology, and pediatrics. These services are provided under a group-practice setting and are usually offered in a "managed care" context. Payment for services is principally through prepaid contracts.

INVESTMENTS

         In determining whether to finance a facility, the Company places primary emphasis on the experience of the operator, the financial strength of the borrower or lessee, the amount of security available to support the financing and the amount of capital that is being committed to the project by the borrower or lessee. In addition, the Company considers a variety of other factors, including the site's suitability, appraisal reports of the facility and the existence of certificate of need procedures or other barriers that limit the entry of competing facilities into the community.

         The Company monitors its investments through a variety of methods depending on the operator and type of facility. These procedures include the receipt and review of facility and guarantor financial statements, periodic site visits, property reviews and conferences with the operators. Such reviews of operators and facilities generally encompass licensure and regulatory compliance materials and reports, contemplated building improvements and other material developments.

         Most of the Company's loans and leases are designed with escalating rate structures that may result in principal payment or purchase prior to maturity. However, the Company's policy is to structure longer term financing to maximize returns. The Company believes that appropriate new investments will be available in the future with substantially the same spreads over its costs of borrowing regardless of interest rate fluctuations.

         Investments are typically structured using mortgage loans or operating leases which are normally secured by guarantees and/or letters of credit. The Company typically finances up to 90% of the appraised value of the property. Since 1986, the Company's mortgage loan portfolio has substantially grown while its direct financing lease portfolio has declined significantly. Since 1988, the Company's operating lease portfolio has also grown. These trends reflect the increasing influence of the larger operators in the marketplace and their preference for the economic attributes of mortgages or operating leases. In addition, the Company provides construction financing and in the past provided credit enhancements to facilitate bond financings.

         The Company has obtained warrants from three operators to purchase their common stock. If the market value of such common stock sufficiently increases, the warrants may have the effect of increasing the Company's return on its investments.

         MORTGAGE LOANS. At December 31, 1994, the Company had 52 mortgage loans totalling $230,782,000, more than 95% of which are secured by first mortgages. Generally, the Company's mortgage loans have terms of five to ten years with a renewal term, and have a 1% commitment fee, interest payment rates of 350 to 550 basis points over the relevant Treasury Note rate set at the beginning of the mortgage loan, and a 2% to 3% annual increase over the initial interest payment rate. Most mortgage loans closed since 1991 require principal reduction, a feature not required for most mortgage loans made in previous years. The interest rate on mortgage loans closed through 1991 generally provided for an initial interest payment rate set at 400 to 450 basis points over the five or seven-year Treasury Note rate set at the beginning of the mortgage loan plus an additional 100 to 300 basis points of interest which is added to principal resulting in a repayment of principal at maturity greater than the original amount. While the Company's mortgage loans are structured to provide substantially the same basic economic benefit as direct financing leases and operating leases over the life of the loan, the timing on recognition of income is different among the three types of investments.

         At December 31, 1994, interest rates on the Company's mortgage loans ranged from 8.75% to 16.97% and earned an average of approximately 11.39% (excluding prepayment fees) during 1994. The Company's mortgage loans generally impose a substantial fee upon prepayment equal to 9% of the principal balance of the mortgage loan in the earliest years of the loan with the amount of the prepayment fee declining through the last year of the mortgage loan when the prepayment fee expires. Furthermore, since 1994, the Company has included an initial period during which no prepayments are permitted.

         At December 31, 1994, the Company had 12 mortgage loans totalling $44,843,000 which generally provide for both an initial floating rate term with an interest payment rate of at least 300 basis points over the base rate of a specified financial institution and a fixed rate term loan with an initial interest payment rate of at least 500 basis points over the comparative Treasury Note rate for the initial period and a significantly higher interest spread on the reset for the remainder of the term. These mortgage loans generally have a 1% commitment fee and, during the term loan period, a 2% to 3% annual increase over the term loan interest payment rate.

         OPERATING LEASES. The Company actively markets operating leases. Such leases are priced on a variety of methods which are designed to generate higher annual rents, either through the use of specified increases or increasers based on some performance measure of the facility, and with options to purchase at a price based upon the then fair market value of the facility. At December 31, 1994, there were nine such leases totalling an investment of $44,557,000. All leases require the lessee to pay taxes, insurance and maintenance.

         The Company has also utilized operating leases in connection with managing and operating properties that have been relinquished to the Company by their previous owners, due to various loan and bond defaults. At December 31, 1994, there were two such leases with a total investment of $12,675,000.

         DIRECT FINANCING LEASES. At December 31, 1994, the Company had 6 direct financing leases outstanding with a total investment of $11,428,000. Generally, the Company's direct financing leases provide for a lease term of 20 years, a 1% commitment fee, rents of 400 to 425 basis points over the five-year Treasury Note rate set at the beginning of the lease, and a 2% to 3% annual increase over the initial payment. All leases require the lessee to pay taxes, insurance and maintenance. Substantially all lease agreements have been written with option prices that increase 2% to 3% per year from a base equal to 100% of the original investment. All option prices equal or exceed the Company's original investment in the property.

         For an explanation of the Company's accounting policy with respect to direct financing leases, see Note 1 of Notes to Financial Statements.

         CONSTRUCTION, SHORT-TERM AND WORKING CAPITAL LOANS. At December 31, 1994, the Company had six construction loans outstanding totalling $17,074,000. Construction loans are made only to borrowers to whom the Company has made a commitment for permanent financing. Generally, construction loans have a 1% commitment fee and provide for interest at a variable rate equal to at least 250 basis points over the prime interest rate. Construction loans made by the Company will normally have a term of not more than two years and are secured by a mortgage on the facility under construction and by guarantees or letters of credit.

         The Company has also entered into other financing arrangements that involve making short-term and working capital loans. These loans generally had a 1% commitment fee and provided for interest at a variable rate equal to at least 200 basis points over the prime interest rate. The Company has not made any new working capital loans of this type for several years and will make any future working capital loans only on a very selective basis. Security for such loans has consisted of second mortgage liens and, in some cases, security interests in limited partnership interests.

         At December 31, 1994, the Company had outstanding construction, short-term and working capital loans totalling $24,142,000 and unfunded commitments to provide an additional $33,324,000.

         CREDIT ENHANCEMENTS. In 1984 and 1985, the Company provided credit enhancements to four related parties which facilitated lower cost industrial development revenue bond financing. These credit enhancements took the form of agreements to purchase health care facilities or the loans in respect thereof in the event the owners default upon their obligations. In consideration for such credit enhancements, the Company receives annual fees of 1.5% of the original bond amounts. The Company does not anticipate offering credit enhancements in the future. As of December 31, 1994, the Company had credit enhancements relating to industrial development revenue bonds totalling $20,175,000.


ALLOWANCE FOR LOSSES
- --------------------
         The Company maintains an allowance for possible losses which is reevaluated quarterly to determine its adequacy. See Note 1 of Notes to Financial Statements. At December 31, 1994, $2,450,000 of the total allowance of $5,150,000 was allocated to three specific properties. One of the three properties, a New Mexico retirement facility, is owned by a partnership in which an affiliate holds a partnership interest. The Company believes this allowance to be adequate.

CERTAIN GOVERNMENT REGULATIONS
- ------------------------------
         The Company invests in single purpose health care facilities. The Company's customers must comply with the licensing requirements of federal, state and local health agencies, and with the requirements of municipal building codes, health codes and local fire departments. In granting and renewing a facility's license, the state health agency considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and clinical staffs, the quality of health care programs and compliance with applicable laws.

         Many of the facilities operated by the Company's customers receive a substantial portion of their revenues from the federal Medicare program and state Medicaid programs; therefore, the Company's revenues may be indirectly affected by changes in these programs. The amounts of program payments can be changed by legislative or regulatory actions and by determinations by agents for the programs. Since Medicaid programs are funded by both the states and the federal government, the amount of payments can be affected by changes at either the state or federal level. There is no assurance that payments under these programs will remain at levels comparable to present levels or be sufficient to cover costs allocable to these patients.

         Under Medicare and Medicaid programs, acute care hospitals are generally paid a fixed amount per discharge (based on the patient's diagnosis) for inpatient services. Behavioral and rehabilitation hospitals are generally paid on a cost basis, subject to certain limitations on allowable costs; however, proposals have been made to change the system to a diagnosis-based fixed payment per discharge.

         Medicare and Medicaid programs have traditionally reimbursed nursing facilities for the reasonable direct and indirect allowable costs incurred in providing routine services (as defined by the programs), subject to certain cost ceilings. However, many states have converted to a system based on prospectively determined fixed rates, which may be based in part on historical costs. The Medicare program has been working to develop a fixed-payment-per-discharge system for nursing facilities similar to that used for acute care hospitals.

         Medicare and Medicaid regulations could adversely affect the resale value of the Company's health care facilities. Medicare regulations provide that when a facility changes ownership (by sale or under certain lease transactions), reimbursement for depreciation and interest will be based on the lesser of the cost to the new owner or the historical cost of the original owner. Medicaid regulations allow a limited increase in the valuation of the facility during the time the seller owned the facility. Other Medicare and Medicaid regulations provide that upon resale, facilities are responsible to pay back prior depreciation reimbursement payments that are "recaptured" as a result of the sale.

         Health care facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. (Such requirements may include a duty to admit Medicare and Medicaid patients, limiting the ability of the facility to increase its private pay census.) Medicare and Medicaid facilities are regularly inspected to determine compliance, and may be excluded from the programs--in some cases without a prior hearing--for failure to meet program requirements.

         Under the Medicare program, "peer review organizations" have been established to review the quality and appropriateness of care rendered by health care providers. These organizations may not only deny claims that fail to meet their criteria, but can also fine and/or recommend termination of participation in the program.

         Recent changes in the Medicare and Medicaid programs will likely result in increased use of "managed care" networks to meet the needs of program beneficiaries. These networks selectively contract with health care facilities, resulting in some facilities being excluded from the ability to serve program beneficiaries.

         Health care facilities also receive a substantial portion of their revenues from private insurance carriers, health maintenance organizations, preferred provider organizations, self-insured employees and other health benefit payment arrangements. Such payment sources increasingly pay facilities under contractual arrangements that include a limited panel of providers and/or discounted or other special payment arrangements, including arrangements that shift the risk of high utilization to the providers. A number of states have established rate-setting agencies which control inpatient health care facility rates, including private pay rates.

         A number of states have established rate-setting agencies which control inpatient health care facility rates, including private pay rates.

         Congress is considering several proposals that would substantially alter health care delivery and payment systems, both public and private. These reform proposals involve increased reliance on managed care plans that selectively contract with providers, increased incentives for individuals to be cost-conscious, limitations on tax deductions for employee health benefits, provider or insurer price controls, emphasis on outpatient and home-based alternatives to inpatient care, and/or substantial reductions in payments to Medicare and Medicaid facilities. In addition, proposals to reduce taxes for the middle class and/or the proposed constitutional amendment to require a balanced federal budget could result in Medicare and Medicaid spending reductions. It is impossible to predict with certainty what form federal health care legislation may ultimately take. However, it is likely that some steps will be taken to reduce the rate of growth in both the utilization and the cost of health care facility services.

         In order to meet a federal requirement, most states required providers to obtain certificates of need prior to construction of inpatient facilities and certain outpatient facilities. However, in 1987, the federal requirement was repealed, and some states have repealed these requirements, resulting in increased competition.

         Nursing facilities compete with other subacute care providers, including rehabilitation centers and hospitals. Many of these providers have underutilized facilities and are converting some or all of their facilities into nursing facilities. Some of these entities operate on a tax-exempt basis, which gives them a capital cost advantage. Furthermore, some states have granted rest homes the ability to provide limited nursing care services.

         Certain states have adopted pre-admission screening and other programs to promote utilization of outpatient and home-based services as an alternative
to inpatient facility services.   Recent changes in Medicaid regulations allow
states to use Medicaid funding for home and community-based alternatives to inpatient care.

TAXATION

                 General
                 -------
         A corporation, trust or association meeting certain requirements may elect to be treated as a "real estate investment trust." Beginning with its first fiscal year, which commenced on May 1, 1971, and in all subsequent years, the Company has elected to be treated as a real estate investment trust under Sections 856 to 860, inclusive, of the Internal Revenue Code of 1986, as amended (the "Code"). The Company intends to operate in such manner as to continue to qualify as a real estate investment trust for federal income tax purposes. No assurance can be given that the actual results of the Company's operations for any one taxable year will satisfy such requirements.

         To qualify as a real estate investment trust, the Company must satisfy a variety of complex requirements each year, including organizational and stock ownership tests and percentage tests relating to the sources of its gross income, the nature of its assets and the distribution of its income.

         Generally, for each taxable year during which the Company qualifies as a real estate investment trust, it will not be taxed on the portion of its taxable income (including capital gains) that is distributed to stockholders. Any undistributed income or gains will be taxed to the Company at regular corporate tax rates. The Company will be subject to tax at the highest corporate rate on its net income from foreclosure property, regardless of the amount of its distributions. The highest corporate tax rate is currently 35%. Subject to certain limitations, the Company will also be subject to an additional tax equal to 100% of the net income, if any, derived from prohibited transactions. A prohibited transaction is defined as a sale or disposition of inventory-type property or property held by the Company primarily for sale to customers in the ordinary course of its trade or business, which is not property acquired on foreclosure.

         The Company is subject to a nondeductible federal excise tax equal to 4% of the amount, if any, by which 85% of its ordinary income plus 95% of its capital gain net income (plus distribution deficiencies from prior years) exceeds distributions actually paid or treated as paid to stockholders during the taxable year, plus current year income upon which the Company pays tax and any overdistribution from prior years. Due to the growth of the Company's income, primarily as a result of large capital gains from the exercise of purchase options under leases, the Company did not satisfy this requirement in 1993 and 1994 and incurred an excise tax of approximately $132,000 and $575,000, respectively, in those years. There is a cumulative underdistribution of $18,029,000 that will carry over to 1995 and later years until reduced by distributions in a subsequent year that exceed the percentage of that year's income that is required to be distributed currently.

                 Failure To Qualify
                 ------------------
         While the Company intends to operate so as to qualify as a real estate investment trust under the Code, if in any taxable year the Company fails to qualify, and certain relief provisions do not apply, its taxable income would be subject to tax (including alternative minimum tax) at corporate rates. If that occurred, the Company might have to dispose of a significant amount of its assets or incur a significant amount of debt in order to pay the resulting federal income tax. Further distributions to its stockholders would not be deductible by the Company nor would they be required to be made.

         Distributions out of the Company's current or accumulated earnings and profits would be taxable to stockholders as dividends and would be eligible for the dividends received deduction for corporations. No portion of any distributions would be eligible for designation as a capital gain dividend.

         Unless entitled to relief under specific statutory provisions, the Company also will be disqualified from taxation as a real estate investment trust for the four taxable years following the year during which qualification was lost.


                 Summary
                 -------
         The foregoing is only a summary of some of the significant federal income tax considerations affecting the Company and is qualified in its entirety by reference to the applicable provisions of the Code, the rules and regulations promulgated thereunder, and the administrative and judicial interpretations thereof. Stockholders of the Company are urged to consult their own tax advisors as to the effects of these rules and regulations on them. In particular, foreign stockholders should consult with their tax advisors concerning the tax consequences of ownership of shares in the Company, including the possibility that distributions with respect to the shares will be subject to federal income tax withholding.


HCRI Pennsylvania Properties, Inc.
- ---------------------------------
         On November 1, 1993, the Company formed a wholly-owned subsidiary, HCRI Pennsylvania Properties, Inc. This subsidiary was created to own real estate in the State of Pennsylvania.

THE MANAGER
- -----------
         First Toledo Corporation (the "Predecessor Manager") was organized in April 1970 under the laws of the State of Ohio for the purpose of administering and managing the daily affairs of the Company and advising the Company with respect to investments. Effective June 1, 1994, First Toledo Corporation spun off, on a tax-free basis, the management agreement (defined below) and certain other assets to First Toledo Advisory Company. Therefore, beginning June 1, 1994, First Toledo Advisory Company became the Manager. The Company has seven employees, all of whom are also employees of the Manager. Messrs. Wolfe and Thompson are Directors of the Manager and each owns 50% of the outstanding common stock of the Manager. In addition, Robert J. Pruger, Chief Financial Officer of the Company, is also a Director and Treasurer of the Manager. Erin
C. Ibele, Vice President and Corporate Secretary of the Company, is also a Director, Vice President and Corporate Secretary of the Manager. George L. Chapman, Executive Vice President and General Counsel of the Company, is also Executive Vice President and General Counsel of the Manager. The ownership percentages, titles and duties of each individual noted above are the same for the Manager and the Predecessor Manager.

         Pursuant to the Management Agreement (the "Agreement"), the Manager assists the Company in establishing investment policies and in selecting and negotiating the terms of the Company's investments. The Manager also administers the day-to-day affairs of the Company. The Agreement is renewed annually upon the approval of a majority of the Directors, and is ratified annually by the holders of a majority of the outstanding shares of common stock. The Agreement, or any extension thereof, may be terminated at any time without penalty upon sixty days written notice by the Company by action of a majority of the Directors of the Company or by the Manager. Both the By-Laws of the Company and the Agreement require the Company to change its name to one which does not include the words "Health Care REIT" or "Health Care Fund" in the event First Toledo Advisory Company ceases to act as Manager. However, pursuant to the agreement in principal (discussed below), the Company will obtain the rights to its names.

         The Agreement provides that the Manager is to be compensated for its services at the monthly rate of one-tenth of one percent of the average invested assets of the Company less long- and short-term debt obligations (excluding accrued expense and other liabilities). Average invested assets are defined as the average of the aggregate book value of the assets of the Company invested in equity interests in and loans secured by real estate before allowances for doubtful amounts or allowances to reduce certain leases to option prices or other similar non-cash allowances, computed by taking the average of such value at the end of each month. The Manager is also entitled to receive an incentive fee equal to 10% of the amount of net profits which exceed 10% of the average net worth of the Company as defined in the Agreement.

         For the years ended December 31, 1994, 1993 and 1992, management fees amounted to $3,087,000, $2,427,000, and $1,969,000, respectively. Of such amounts, $807,000, $771,000, and $550,000, respectively, related to the profit based incentive fee. The fees for each year do not include $22,500, $22,500 and $19,500 for 1994, 1993 and 1992, respectively, that were paid directly by the Company to certain employees for certain services.

         The Manager pays all charges, including salaries, wages, payroll taxes, costs of employee benefit plans and charges for incidental help, attributable to its own operations in connection with providing services under the Agreement. The Manager also pays its own accounting fees and related expenses, legal fees, insurance, rent, telephone, utilities and travel expenses of its officers and employees.

         Under the Agreement, the Company is required to indemnify the Manager and its officers, directors and employees from any liabilities arising out of the performance of the Manager's duties under the Agreement unless such liabilities resulted from the bad faith, willful malfeasance, gross negligence or reckless disregard of its duties.

     On February 6, 1995, the Company's Board of Directors approved in principle the acquisition of the Manager. Under the agreement in principle, the Company would issue 215,514 shares of common stock as consideration for the acquisition of the Manager, subject to adjustment under certain circumstances. In connection with the closing of the acquisition, Messrs. Thompson and Wolfe would enter into five-year service agreements and would each purchase 84,191 shares of common stock at a price of $21.38 per share with funds loaned by the Company. Under the stock purchase and loan arrangements, 20% of each loan could be forgiven each year if continued service and stock price performance tests are met. This agreement is subject to, among other things, stockholder approval and is anticipated to close in the second quarter of 1995.


ITEM 2.  PROPERTIES

     The Company's headquarters are currently located at One SeaGate, Suite 1950, Toledo, Ohio 43604. Office space, equipment and services are furnished by the Manager.

     At December 31, 1994, the Company owned and leased to qualified professional operators 11 nursing homes, seven assisted living facilities, and three primary care facilities. These facilities are located in Arizona, Connecticut, Florida, Illinois, Indiana, Kentucky, Missouri, North Carolina, Ohio, Pennsylvania, Texas, Virginia and West Virginia.


ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The following table sets forth, for the periods indicated, the high and low prices of the Company's Common Stock on the New York Stock Exchange, as reported on the Composite Tapes, and dividends paid per share. There were 4,865 stockholders of record as of December 31, 1994.

                                           Sales Price
                                         ---------------
                                                                             Dividends
                                          High            Low                  Paid
                                         ------          -----               --------
1993
- ----
    First Quarter                        25              20 1/2                $.475
    Second Quarter                       24 7/8          22 1/2                 .48
    Third Quarter                        26 1/4          23 1/8                 .485
    Fourth Quarter                       27              21 7/8                 .49


1994
- ----
    First Quarter                        25 3/8          22 1/2                 .495
    Second Quarter                       25 1/4          23 1/4                 .50
    Third Quarter                        25              22                     .505
    Fourth Quarter                       22 5/8          19 3/4                 .51


        ITEM 6.  SELECTED FINANCIAL DATA


                                                          1994           1993            1992           1991            1990
                                                        --------       --------        --------       --------        --------
Gross Income                                            $ 47,732       $ 36,018        $ 28,908       $ 29,248        $ 26,874
Net Income                                                24,953         20,055          16,515         13,126          11,544
Loans Receivable                                         254,924        185,282         151,414        123,812          93,689
Investment in Operating-Lease
   Properties and Other                                   57,232         42,776          10,301         14,800          14,850
Investment in Direct Financing Leases                     11,428         52,950          65,411         68,391          78,140
Total Assets                                             324,102        285,024         226,207        207,204         189,720
Borrowings Under Line of Credit
   Arrangements                                           70,900         35,000          78,900         62,200          74,100
Senior Notes and Other Long-Term
   Obligations                                            57,373         61,311          24,819         28,144          35,563
Shareholders' Equity                                     189,180        184,132         118,948        113,956          76,621
Cash Distributions to Shareholders                        23,127         18,252          15,922         12,042          10,566
Funds From Operations (1)                                 31,697         22,780          18,654         14,927          13,308
Average Number of Shares Outstanding                      11,519          9,339           8,629          6,828           6,151
Per Share:
   Net Income                                               2.17           2.15            1.91           1.92            1.88
   Distributions                                            2.01           1.93            1.85           1.77            1.72


In thousands, except per share amounts


(1)     Funds from Operations is defined as net cash provided from operating activities, but does not consider the effects of changes in operating assets and liabilities such as other receivables and accrued expenses.  The Company uses Funds from
        Operations in evaluating investments and the Company's operating performance.  Funds from Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
         Loan interest payments, lease payments and loan and commitment fees are the Company's primary sources of cash from operating activities. Net cash provided from operating activities has been increasing in each of the three most recent years totalling $31,977,000 in 1994; $23,180,000 in 1993; and
$18,309,000 in 1992. These increases arose primarily from an increase in the Company's net income. However, there are differences between the recognition of income for financial reporting purposes and cash receipts for both leases and mortgage loans which cause period-to-period changes in net cash provided from operating activities.

         The level of the Company's investing activities varies over time due to a number of factors, including economic conditions in the health care financing market, the availability of capital resources, and the timing of principal payments. Investing activities in loans receivable and leases, and net of principal collected on loans for the years 1994, 1993 and 1992 were $84,797,000, $67,720,000 and $36,441,000, respectively. Investing activity in
1994 and 1993 was higher than 1992 due to significantly increased marketing activity.

         The Company's investing activities are financed principally by borrowings, proceeds from the exercise of lease purchase options, loan repayments, and equity issuances, including issuances pursuant to the Company's dividend reinvestment plan and the Company's employee incentive stock option plan. On April 8, 1993, the Company issued $52,000,000 of Senior Notes (the "Senior Notes") to a group of institutional investors, the Company's first such debt offering. These Senior Notes were issued in three tranches with an initial effective interest rate of 7.63% and an average maturity of approximately seven years.

         In September 1994, the Company entered into an amended and restated credit agreement for $150,000,000 with ten banks which agreement matures March 31, 1997. The agreement specifies that borrowings under the revolving credit are subject to interest rates, at the Company's option, based on either the agent bank's prime rate of interest or 1 1/2% over LIBOR interest rate. The Company is primarily utilizing the LIBOR pricing option with a weighted average LIBOR interest rate of 7.94% at December 31, 1994. In addition, the Company pays a commitment fee at an annual rate of 1/2% of the unused line and an annual agent's fee of $75,000. At December 31, 1994, the Company had $53,000,000 outstanding under the revolving credit agreement.

         The revolving credit agreement limited the amount of borrowings available to 75% of the Company's borrowing base. The Company's borrowing base consisted of mortgage loans and leases not in default which, with the consent of the banks, are assigned to the lenders' collateral pool. Each borrowing base property was valued generally at the lower of the Company's cost or the market value of the underlying property with substantially all such properties valued at cost. As of

December 31, 1994, the borrowing base under the revolving credit agreement limited the amount of the borrowing to $88,000,000. The Company's borrowing availability was limited by the exclusion of certain assets from the borrowing base such as construction loans. The Company anticipates that the completion of facilities under construction and the inclusion of leases and mortgage loans relating to completed facilities in its borrowing base will enable it to increase its borrowings to the $150,000,000 maximum availability. At December 31, 1994, the Company had $135,141,000 of unfunded commitments.

         The revolving credit agreement contains covenants which require the Company to maintain a ratio of net operating income to interest expense of not less than 2 to 1 in any quarter; a ratio of total funded debt to sum of net worth and convertible subordinated indebtedness of not more than 1.3 to 1; and a tangible net worth of $180,000,000. The Company was in compliance with those and all other covenants at December 31, 1994.

         At December 31, 1994, the Company had two unsecured lines of credit with two banks for a total of $18,500,000. One line was increased by $10,000,000 in early January 1995. Borrowings under these lines are made pursuant to notes payable, are due on each bank's demand and are subject to interest at each bank's prime rate of interest. The Company had $17,900,000 outstanding at December 31, 1994 under these lines of credit.

         Historically, the Company also used tax-exempt indebtedness or individual mortgage loans to provide the funds to support specific financings. At December 31, 1994, these individual obligations totalled $5,373,000, of which $3,620,000 related to industrial development bonds maturing at various dates to 2004, and $1,753,000 related to mortgage loans maturing at various dates to 2005. The industrial development bonds and mortgage loans are required to be repaid when the related financing is repaid. This type of specific long-term financing transaction is not currently available, and the Company expects the overall level of these obligations to decline.

         The Company uses interest rate swap contracts solely to accomplish the Company's policy of reducing its interest rate risk, and thereby maintain a more consistent, predictable interest rate margin. The Company monitors the amount of its variable interest rate assets and debt and uses interest rate swap contracts to partially balance the amount of variable interest rate debt with its variable interest rate assets. Interest rate swap contracts permit the Company to match either by fixing interest rates on a portion of its line of credit borrowings, or converting a portion of its fixed rate debt to variable rate. At December 31, 1994, the Company had two five-year interest rate swap contracts which expire in 1996 and 1997, which hedge the Company's interest rate risk relating to $30,000,000 of variable interest rate borrowings. Also, at December 31, 1994, the Company had one two-year variable interest rate swap contract which expires in May, 1995, which hedges the Company's interest rate risk relating to $40,000,000 of fixed rate senior notes. At December 31, 1994, the Company was at risk for declining interest rates because its variable interest rate assets exceeded its variable interest rate debt.

         Proceeds from the exercise of purchase options were approximately $38,330,000, $12,085,000, and $15,534,000 for the years 1994, 1993 and 1992, respectively. At December 31, 1994, the Company had a limited number of direct financing leases and, therefore, anticipates that proceeds from the exercise of purchase options will be significantly reduced.

         In the last three years, the Company has had one public offering of Common Stock. In 1993, the Company issued 2,500,000 shares of Common Stock which provided net proceeds of $59,085,000 at $23.63 per share. The proceeds were initially used to pay down the Company's bank lines of credit.

         The dividend reinvestment plan and, to a lesser extent, the employee incentive stock option plan together represent a significant source of capital for the Company. During 1994, 1993 and 1992, issuance of Common Stock pursuant to these plans generated $3,222,000, $4,296,000, and $4,400,000, respectively, in cash for the Company.

         The Company believes that funds provided from operating activities, together with funds from scheduled loan repayments and equity issuances under Company stock plans, will be sufficient to meet current operating requirements and existing commitments.


RESULTS OF OPERATIONS
- ---------------------
         Gross income increased $6,714,000 and $7,110,000 in 1994 and 1993, respectively, though it declined $340,000 in 1992. In 1994, interest income on loans receivable, operating lease rents, and loan and commitment fees each increased while direct financing lease income decreased when compared to 1993. The increases in interest income on loans receivable, operating lease rents, and loan and commitment fees are attributable to the growth in the loan and operating lease properties portfolio, a long-term trend which the Company anticipates will continue. The decrease in direct financing lease income is a reflection of another long-term trend which should also continue due to greater market acceptance of mortgage loans and operating leases.

         In 1993, interest income on loans receivable, operating lease rents, and loan and commitment fees each increased while direct financing lease income decreased when compared to 1992. These changes in components of gross income reflect the trend of change in the components of the investment portfolio discussed above.

         Net income, which totalled $24,953,000 in 1994; $20,055,000 in 1993;
and $16,515,000 in 1992 is the result of a number of factors. The principal factors are the difference between the Company's average earnings on assets versus its average cost of borrowings and the Company's debt-to-equity ratio. The secondary factors are management fees, other operating expenses and the provision for losses.

         The 1994 increase in net income was due in large part to the growth in net interest margin. The Company's average earnings on assets increased approximately 67 basis points from the same period in 1993, while the Company's average cost of borrowing increased approxi-mately 37 basis points, thereby resulting in a 30 basis point increase in net interest margin. The increase in the average earnings on assets was solely due to gains on exercise of options and prepayment fees. Without those items, average earnings on assets would have declined approximately 45 basis points in 1994 versus 1993. The increase in average cost of borrowing was due to a general rise in interest rates in 1994 over 1993 as well as an increase in the LIBOR interest rate spread in the Company's amended and expanded revolving line of credit agreement. The Company anticipates that its average earnings on assets and its average cost of debt will both increase in 1995.

         The Company's 1994 net income was also affected by a decrease in the average quarter-end, debt-to-equity ratio from 1 to 1 in 1993 to .65 to 1 in 1994. During 1994, the Company was proportionally using less debt as a source of funds. Therefore, the Company proportionally incurred less interest expense, and therefore, the Company increased its net interest margin and net income.

         The 1993 increase in net income was due in large part to the growth in net interest margin. The Company's average earnings on assets declined 53 basis points from the same period in 1992, while the Company's average cost of borrowing decreased 130 basis points; thereby, resulting in a 77 basis point increase in net interest margin. Both these reductions resulted primarily from an overall decline in interest rates. However, the decline in average cost of borrowing was enhanced by the Company's greater use of its lines of credit, its lowest cost of debt financing. The 1993 net interest margin was also affected by the collection of prepayment fees and the cost recognized to unwind an interest rate swap - two types of events which occur infrequently and which, on a net basis, slightly increased the net interest margin in 1993 over 1992.

         The Company's 1993 net income was also marginally affected by an increase in the Company's interest-related expenses that resulted from an increase in the average quarter-end, debt-to-equity ratio from .8 to 1 in 1992 to 1 to 1 in 1993. During 1993, the Company was proportionally using more debt as a source of funds. However, the fourth quarter equity offering (discussed above) reduced the December 31, 1993 debt-to-equity ratio to .55 to 1.

         Management fees and other operating expenses were $5,072,000 in 1994, $3,878,000 in 1993, and $3,005,000 in 1992. The increases in management fees were primarily attributable to the 1993 equity offering which substantially increased shareholder equity. The increases in other operating expenses in 1994 and 1993 resulted from the increased level of marketing activity, general growth of the Company, and increased professional fees. The Company anticipates that if the proposed agreement to acquire the Manager is consummated, the management fees for 1995 would be reduced significantly. In addition, the Company anticipates the expenses that it would incur if self-advised would be less than the management fee under the present terms of the management agreement.

         The provision for losses was $1,000,000, $150,000, and $602,000 in 1994, 1993, 1992, respectively. The increased provision in 1994 over 1993 reflected the difficulty the Company began to experience in

1994 with two investments, one in Florida and a second in Michigan. In addition, the Company has one investment, several working capital loans to a New Mexico retirement center, which has been on a non-accrual status for several years.


IMPACT OF INFLATION
- -------------------
         During the past three years, inflation has not significantly affected the earnings of the Company because of the moderate inflation rate. Additionally, earnings of the Company are primarily long-term investments with fixed interest rates. These investments are mainly financed with a combination of equity, senior notes and borrowings under the revolving lines of credit, of which a portion is hedged with interest rate swaps. During inflationary periods, which generally are accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. Presuming the current inflation rate remains moderate and long-term interest rates do not increase significantly, the Company believes that equity and debt financing will be available.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



REPORT OF INDEPENDENT AUDITORS



Shareholders and Directors
Health Care REIT, Inc.



We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also include the financial statement schedule listed in the Index at Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



                                                               ERNST & YOUNG LLP

Toledo, Ohio
February 8, 1995

                             Health Care REIT, Inc.

                          Consolidated Balance Sheets


                                                                                   DECEMBER 31
                                                                               1994           1993
                                                                           ---------------------------
ASSETS
Real estate related investments:
  Loans receivable, including amounts from
    related parties of $29,283,939 and
    $29,212,780 at December 31, 1994 and
    1993, respectively                                                     $254,923,711         $185,281,601
  Investment in operating-lease properties,
    less accumulated depreciation of $2,803,787
    and $1,772,288 at December 31, 1994 and
    1993, respectively                                                       57,231,651           42,776,361
  Investment in direct financing leases                                      11,427,721           52,950,188
                                                                           ------------         ------------
                                                                            323,583,083          281,008,150
  Less allowance for losses                                                   5,150,000            4,150,000
                                                                           ------------         ------------
Net real estate related investments                                         318,433,083          276,858,150

Other assets:
  Deferred loan expenses                                                      2,469,260            1,579,134
  Cash and cash equivalents                                                     935,449            4,896,314
  Receivables and other assets                                                2,264,197            1,690,783
                                                                           ------------         ------------
                                                                              5,668,906            8,166,231
                                                                           ------------         ------------
Total assets                                                               $324,101,989         $285,024,381
                                                                           ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Borrowings under line of credit arrangements                             $ 70,900,000         $ 35,000,000
  Senior notes                                                               52,000,000           52,000,000
  Other long-term obligations                                                 5,372,790            9,311,115
  Accrued expenses and other liabilities                                      6,649,424            4,581,438
                                                                           ------------         ------------
Total liabilities                                                           134,922,214          100,892,553

Shareholders' equity:
  Preferred Stock, $1.00 par value:
    Authorized - 10,000,000 shares in 1994
    Issued and outstanding - None
  Common stock, $1.00 par value:
    Authorized - 40,000,000 shares and
      15,000,000 shares in 1994 and 1993,
      respectively
    Issued and outstanding - 11,595,115
      shares in 1994 and 11,446,249 shares
      in 1993                                                                11,595,115           11,446,249
  Capital in excess of par value                                            161,086,758          158,013,957
  Undistributed net income                                                   16,497,902           14,671,622
                                                                           ------------         ------------
Total shareholders' equity                                                  189,179,775          184,131,828

Commitments and contingencies
                                                                           ------------         ------------
Total liabilities and shareholders' equity                                 $324,101,989         $285,024,381
                                                                           ============         ============





See accompanying notes.

                             Health Care REIT, Inc.

                       Consolidated Statements of Income




                                                                       YEAR ENDED DECEMBER 31
                                                             1994                 1993                 1992
                                                         -----------          -----------          -----------
Gross income, including amounts from
related parties of $3,810,340,
$3,611,580, and $4,783,393 for 1994,
1993 and 1992, respectively
  Interest on loans receivable                           $26,038,471          $21,603,573          $15,285,337
  Direct financing leases:
    Lease income                                           4,353,192            8,094,184            9,696,873
    Gain on exercise of options                            5,389,399            2,175,334              721,538
  Operating leases:
    Rents                                                  5,480,232            2,812,468            1,458,630
    Gain on exercise of options                              100,029                                 1,030,898
  Loan and commitment fees                                 1,184,024            1,202,516              668,552
  Interest and other income                                  186,684              130,132               46,021
                                                         -----------          -----------          -----------
                                                          42,732,031           36,018,207           28,907,849

Expenses:
  Interest:
    Line of credit arrangements                            3,537,555            3,819,054            3,443,698
    Senior notes and other long-term
      obligations                                          6,146,589            6,997,992            4,716,320
  Loan expense                                               637,625              328,187              243,728
  Management fees                                          3,086,988            2,426,639            1,968,666
  Provision for depreciation                               1,385,077              790,471              382,466
  Provision for losses                                     1,000,000              150,000              601,511
  Other operating expenses                                 1,985,279            1,450,926            1,036,449
                                                         -----------          -----------          -----------
                                                          17,779,113           15,963,269           12,392,838
                                                         -----------          -----------          -----------

Net income                                               $24,952,918          $20,054,938          $16,515,011
                                                         ===========          ===========          ===========

Net income per share                                     $      2.17          $      2.15          $      1.91


Average number of shares outstanding                      11,519,123            9,339,081            8,629,144





See accompanying notes.

                             Health Care REIT, Inc.

                Consolidated Statements of Shareholders' Equity




                                                                      Capital in
                                                     Common           Excess of           Undistributed
                                                      Stock           Par Value            Net Income               Total
                                                   -----------       -----------          -------------         ------------
Balances at January 1, 1992                        $ 8,521,515       $ 93,158,295         $ 12,275,771          $113,955,581
Net income                                                                                  16,515,011            16,515,011
Proceeds from issuance of 230,457
  shares under the dividend rein-
  vestment and stock option plans                      230,457          4,169,298                                  4,399,755
Cash dividends paid--$1.85 per
  share                                                                                    (15,922,353)          (15,922,353)
                                                   ------------      ------------         ------------          ------------
Balances at December 31, 1992                        8,751,972         97,327,593           12,868,429           118,947,994
Net income                                                                                  20,054,938            20,054,938
Proceeds from the sale of
  2,500,000 shares less related
  expenses of $3,727,470                             2,500,000         56,585,030                                 59,085,030
Proceeds from issuance of 194,277
  shares under the dividend rein-
  vestment and stock option plans                      194,277          4,101,334                                  4,295,611
Cash dividends paid--$1.93 per
  share                                                                                    (18,251,745)          (18,251,745)
                                                   -----------       ------------         ------------          ------------
Balances at December 31, 1993                       11,446,249        158,013,957           14,671,622           184,131,828

Net income                                                                                  24,952,918            24,952,918
Proceeds from issuance of 148,866
  shares under the dividend rein-
  vestment and stock option plans                      148,866          3,072,801                                  3,221,667
Cash dividends paid $2.01 per
  share                                                                                    (23,126,638)          (23,126,638)
                                                   -----------       ------------         ------------          ------------


Balances at December 31, 1994                      $11,595,115       $161,086,758         $ 16,497,902          $189,179,775
                                                   ===========       ============         ============          ============





See accompanying notes.

                             Health Care REIT, Inc.

                     Consolidated Statements of Cash Flows


                                                                                     YEAR ENDED DECEMBER 31
                                                                       1994                  1993                   1992
                                                                   ----------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                       $ 24,952,918          $ 20,054,938            $ 16,515,011
  Adjustments to reconcile net income to
    net cash provided from operating
    activities:
      Amortization of loan and organization
        expenses                                                        639,781               328,546                 243,728
      Provision for losses                                            1,000,000               150,000                 557,664
      Provision for depreciation                                      1,385,077               790,471                 408,502
      Loan and commitment fees earned
        less than cash received                                         693,213               494,292                 528,050
      Direct financing lease income less
        than cash received                                              905,860               376,046                 431,167
      Operating lease income less than
        cash received                                                                                               1,079,711

      Interest income less than (in
        excess of) cash received                                      2,120,035               586,092              (1,109,841)
                                                                   ------------          ------------            ------------
  Funds from operations                                              31,696,884            22,780,385              18,653,992
      Increase in accrued expenses and
        other liabilities                                               856,127               547,715                 106,703
      Increase in receivables and other
        assets                                                         (575,571)             (148,487)               (451,589)
                                                                   ------------          ------------            ------------
Net cash provided from operating activities                          31,977,440            23,179,613              18,309,106

INVESTING ACTIVITIES
  Investment in loans receivable                                   (118,204,990)          (90,650,648)            (40,597,098)
  Investment in operating-lease properties                          (14,053,050)          (20,766,000)             (5,700,000)
  Investment in direct financing leases                              (1,300,000)
  Principal collected on loans                                       48,760,717            43,696,715               9,856,237
  Proceeds from exercise of purchase
    options                                                          38,330,065            12,085,262              15,533,527
  Other                                                                                       135,000                 454,387
                                                                   ------------          ------------            ------------

Net cash used in investing activities                               (46,467,258)          (55,499,671)            (20,452,947)

FINANCING ACTIVITIES
  Increase in borrowings under line of
    credit arrangements                                             266,900,000           209,400,000             121,500,000
  Principal payments on borrowings under
    line of credit arrangements                                    (231,000,000)         (253,300,000)           (104,800,000)
  Borrowings under senior notes                                                            52,000,000
  Principal payments on other long-term
    obligations                                                      (3,938,325)          (15,508,351)             (3,324,343)
  Proceeds from the issuance of shares                                3,221,667            67,108,111               4,399,755
  Payment of stock issuance expenses                                                       (3,727,470)
  Increase in deferred loan and
    organization expense                                             (1,527,751)             (770,041)                 (8,222)
  Cash distributions to shareholders                                (23,126,638)          (18,251,745)            (15,922,353)
                                                                   ------------          ------------            ------------
Net cash provided from financing
  activities                                                         10,528,953            36,950,504               1,844,837
(Decrease) increase in cash and cash                               ------------          ------------            ------------
  equivalents                                                        (3,960,865)            4,630,446                (299,004)
Cash and cash equivalents at beginning
  of year                                                             4,896,314               265,868                 564,872
                                                                   ------------          ------------            ------------
Cash and cash equivalents at end of year                           $    935,449          $  4,896,314            $    265,868
                                                                   ============          ============            ============



See accompanying notes.

                             Health Care REIT, Inc.

                   Notes to Consolidated Financial Statements

                               December 31, 1994



1.       ACCOUNTING POLICIES AND RELATED MATTERS

INDUSTRY

The Company is predominantly engaged in financing and leasing of health care and related properties in domestic markets.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (organized in 1993) after the elimination of all significant intercompany accounts and transactions.

LOANS RECEIVABLE

Loans receivable consist of construction-period and short-term loans maturing in two years or less, working capital loans to related parties, and long-term mortgage loans. Interest income on loans is recognized as earned based upon the principal amount outstanding. The loans are generally collateralized by a first or second mortgage on or assignment of partnership interest in the related facilities, which consist of nursing homes, assisted living facilities, retirement centers, rehabilitation facilities, behavioral care facilities, primary care facilities and specialty care hospitals.

INVESTMENT IN OPERATING-LEASE PROPERTIES

Certain properties owned by the Company are leased under operating leases. These properties are recorded at the lower of cost or anticipated selling price. Depreciation is provided for at rates which are expected to amortize the cost of the assets over their estimated useful lives using the straight line method. Operating lease income includes the rent payments and certain guaranty payments by the lessee, which are generally recognized on a straight-line basis over the minimum lease period.

INVESTMENT IN DIRECT FINANCING LEASES

Certain properties owned by the Company are subject to long-term leases which are accounted for by the direct financing method. The leases provide for payment of all taxes, insurance and maintenance by the lessees. The leases are for a term of 20 years and include an option to purchase the properties
generally after a period of five years.   Option prices equal or exceed the
Company's original cost of the property. Income from direct financing leases is recorded based upon the implicit rate of interest over the lease term. This income is greater than the amount of cash received during the first six to seven years of the lease term.

                             Health Care REIT, Inc.
             Notes to Consolidated Financial Statements (continued)



1.       ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

ALLOWANCE FOR LOSSES

The allowance for losses is maintained at a level believed adequate to absorb potential losses in the Company's real estate related investments. The determination of the allowance is based on a quarterly evaluation of these earning assets (in the case of direct financing leases, estimated residual values), including general economic conditions, estimated collectibility of loan and lease payments, reappraisals (where appropriate), and the recoverability of the carrying amount of these investments in relationship to their net realizable value.

DEFERRED LOAN EXPENSES

Deferred loan expenses are costs incurred in acquiring financing for properties. The Company amortizes these costs by the straight line method over the term of the debt.

LOAN AND COMMITMENT FEES

Loan and commitment fees are earned by the Company for its agreement to provide direct and standby financing to, and credit enhancement for, owners of health care facilities. The Company amortizes loan and commitment fees over the period of the commitment and the contractual life of the investment.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less.

FEDERAL INCOME TAX

No provision has been made for federal income taxes since the Company has elected to be treated as a real estate investment trust under the applicable provisions of the Internal Revenue Code, and the Company believes that it has met the requirements for qualification as such for each taxable year. See Note 8.

NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted daily average number of shares outstanding.

                             Health Care REIT, Inc.
             Notes to Consolidated Financial Statements (continued)



2.       LOANS RECEIVABLE

The following is a summary of loans receivable:

                                                                                     DECEMBER 31
                                                                              1994                  1993
                                                                          ----------------------------------
Mortgage loans                                                            $208,566,120          $143,338,778
Mortgage loans to related parties                                           22,215,685            21,808,666
Construction and other short-term loans                                     17,073,652            12,730,043
Construction loans to related parties                                                                169,787
Working capital loans to related parties                                     7,068,254             7,234,327
                                                                          ------------          ------------

                                  TOTALS                                  $254,923,711          $185,281,601
                                                                          ============          ============


Loans to related parties included above are at competitive rates but not at less than the Company's net interest cost on borrowings to support such loans. The amount of interest earned on loans to related parties amounted to $3,220,092, $2,869,911, and $2,463,539 for 1994, 1993 and 1992, respectively.

The following is a summary of mortgage loans at December 31, 1994:


 Final         Number                                                          Principal
Payment          of                                                            Amount at            Carrying
  Due           Loans                 Payment Terms                            Inception             Amount
- -------        ------       ---------------------------------                -------------        ------------
 1995             1         Monthly payment of $22,319,
                            including interest of 13.18%                     $  1,795,000         $  1,993,868

 1996             4         3 monthly payments from $24,160
                            to $38,958 and 1 quarterly
                            payment of $6,186, including
                            interest from 12.93% to 16.97%                      9,090,000            8,481,129


 1997             4         Monthly payments from $2,201 to
                            $123,368, including interest
                            from 11.5% to 13.05%                               22,598,977           23,106,927

 1998             2         1 monthly payment of $57,091 and
                            1 quarterly payment of $130,767,
                            including interest from 11.59% to
                            12.93%                                             10,332,150           10,624,132

 1999             2         Monthly payments from $15,285 to
                            $32,988, including interest from
                            9.42% to 10.65%                                     6,052,233            6,204,241


 2000             1         Quarterly payment of $134,186,
                            including interest of 11.77%                        5,310,000            5,522,400

                             Health Care REIT, Inc.
             Notes to Consolidated Financial Statements (continued)





2.     LOANS RECEIVABLE (CONTINUED)



 Final         Number                                                          Principal
Payment          of                                                            Amount at            Carrying
  Due           Loans                 Payment Terms                            Inception             Amount
- -------        ------       ---------------------------------                -------------        ------------
 2002             2         Monthly payments from $56,759
                            to $58,095, including interest
                            from 12.3% to 12.91%                             $ 10,937,450         $ 10,937,450

 2003             1         Monthly payment of $41,065,
                            including interest of 10.35%                        4,761,192            4,761,192


 2004             1         Monthly payment of $24,566,
                            including interest of 14.82%                        1,925,000            1,925,000

 2007            12         Monthly payments from $3,297 to
                            $49,264, including interest from
                            8.75% to 15.5%                                     30,918,117           27,687,875

 2008            18         Monthly payments from $18,008 to
                            $266,030, including interest from
                            9.98% to 13.05%                                   111,850,000          111,707,035


 2014             3         Monthly payments from $29,140 to
                            $40,105, including interest from
                            11.08% to 13.18%                                   10,703,150           10,703,150

 2025             1         Monthly payment of $69,889,
                            including interest at 11.05%                        7,127,406            7,127,406

                                                                             ------------         ------------

                                                   TOTALS                    $233,400,675         $230,781,805
                                                                             ============         ============


One loan maturing in 1996 has a prior lien of approximately $1,195,000; and six loans maturing in 2007 have prior liens aggregating $1,753,000. A significant portion of monthly mortgage payments increase by 2% per year with the negative amortization of principal due at maturity. At December 31, 1994, there was one delinquent mortgage loan of $3,137,000 with $1,231,000 principal past due for three months or more.

The Company generally requires that the borrower have a substantial initial investment in the property. No mortgage loan, or multiple loans to a single borrower, exceeds 8% of total assets.

                             Health Care REIT, Inc.
             Notes to Consolidated Financial Statements (continued)



3.       INVESTMENT IN LEASES

The following are the components of investment in direct financing leases:

                                                                                   DECEMBER 31
                                                                          1994                   1993
                                                                      -------------------------------------
Total minimum lease payments
  receivable--(i)                                                     $ 20,543,530             $106,321,047
Estimated unguaranteed residual values
  of leased properties                                                   6,063,649               21,118,637
Unearned income                                                        (15,179,458)             (74,489,496)
                                                                      ------------             ------------

Investment in direct financing leases                                 $ 11,427,721             $ 52,950,188
                                                                      ============             ============

(i)      The leases contain an option to purchase the leased property.  Total minimum lease payments are computed assuming that the option will not be exercised.

At December 31, 1994, future minimum lease payments receivable are as follows:

                                              DIRECT FINANCING                  OPERATING
                                                   LEASES                         LEASES
                                              ----------------                 -----------
               1995                             $ 1,716,630                    $ 5,950,889
               1996                               1,653,875                      5,672,216
               1997                               1,665,320                      5,626,780
               1998                               1,697,485                      5,831,632
               1999                               1,729,651                      5,721,285
               Thereafter                        12,080,569                     26,195,968
                                                -----------                    -----------

                   TOTALS                       $20,543,530                    $54,998,770
                                                ===========                    ===========


During 1994, the Company restructured two direct financing leases; one into a $3,324,000 mortgage loan and the other into a $3,582,000 operating lease. During 1993, the Company restructured a $10,500,000 mortgage loan into an operating lease. This noncash investing activity is appropriately not reflected in the accompanying statement of cash flows.


4.       ALLOWANCE FOR LOSSES

The following is a summary of the allowance for losses for 1994, 1993 and 1992. The portion of the allowance relating to loans receivable consists of amounts for specifically identified loans and an unallocated amount for other potential losses in the portfolio.

                             Health Care REIT, Inc.
             Notes to Consolidated Financial Statements (continued)



4.   ALLOWANCE FOR LOSSES (CONTINUED)

                                                                  Portion of
                                                              Allowance Related to
                                                         -------------------------------
                                                                                 Other
                                                           Loans              Real Estate
                                                         Receivable              Owned                Total
                                                         ----------           -----------          ----------
Balances at January 1, 1992                              $3,360,000           $  940,000           $4,300,000
Provision for losses                                        640,000              (38,489)             601,511
Charge-offs                                                                     (901,511)            (901,511)
                                                         ----------           ----------           ----------
Balances at December 31, 1992                             4,000,000               -0-               4,000,000
Provision for losses                                        150,000                                   150,000
                                                         ----------           ----------           ----------

Balances at December 31, 1993                             4,150,000               -0-               4,150,000
Provision for losses                                      1,000,000                                 1,000,000
                                                         ----------           ----------           ----------

Balances at December 31, 1994                            $5,150,000           $   -0-              $5,150,000
                                                         ==========           ==========           ==========



5.       BORROWINGS UNDER LINE OF CREDIT ARRANGEMENTS
         AND RELATED ITEMS

The Company has a credit arrangement with a consortium of ten banks providing for a revolving line of credit (revolving credit) in the amount of $150,000,000 which expires on March 31, 1997. The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months on either the agent bank's base rate of interest or 1 1/2% over LIBOR interest rate (based at the Company's option). In addition, the Company pays a commitment fee at an annual rate of 1/2% of the unused line and an annual agent's fee of $75,000. At December 31, 1994, the revolving line of credit was collateralized by 27 real estate related investments in health care facilities. Principal is due upon expiration of the agreement, but the total amount outstanding may not exceed a specified percentage of the agreed-upon values of the collateral.

The Company has two other lines of credit with two banks for a total of $18,500,000 which expire at various dates through May 31, 1995. Borrowings under these lines of credit are subject to interest at each bank's prime rate of interest and are due on demand.

The following information relates to aggregate borrowings under the line of credit arrangements:

                             Health Care REIT, Inc.
             Notes to Consolidated Financial Statements (continued)



5.       BORROWINGS UNDER LINE OF CREDIT ARRANGEMENTS
         AND RELATED ITEMS (CONTINUED)


                                                                           YEAR ENDED DECEMBER 31
                                                             1994               1993                1992
                                                         ---------------------------------------------------
Balance outstanding at December 31                       $ 70,900,000         $ 35,000,000        $78,900,000
Maximum amount outstanding at any
  month end                                                70,900,000          107,900,000         78,900,000
Average amount outstanding (total
  of daily principal balances
  divided by days in year)                                 51,422,466           76,241,644         59,103,279

Weighted average interest rate
  (actual interest expense divided
  by average borrowings outstanding)                            6.88%                5.01%              5.83%


The Company has two five-year interest rate swap agreements, which expire at various dates through 1997, aggregating $30,000,000 for the purpose of reducing the Company's interest rate risk on its borrowings under the revolving credit. Maximum rates of interest under the swap agreements are 8.77% and 10%. At December 31, 1994, the Company had elected to borrow $52,000,000 at three to six-month LIBOR. The Company also has one two-year variable interest rate swap agreement which expires in May 1995 which effectively converts $40,000,000 of fixed interest rate Senior Notes (see Note 6) to a variable interest rate. The interest rate cost for the variable interest rate swap at December 31, 1994 is 235 basis points. The differential to be paid or received is accrued as interest rates change and are recognized as an interest expense. The related amount payable to or receivable from counter-parties is included in other liabilities or assets. The fair value of the swap agreements are not recognized in the financial statements.

The Company may or may not elect to continue to match certain of its borrowings with interest rate swap agreements. Such decisions are principally based on the Company's policy to match its variable rate investments with comparable borrowings, but is also based on the general trend in interest rates at the applicable dates and the Company's perception of future volatility of interest rates. At December 31, 1994, the Company is at risk for declining interest rates because its variable interest rate assets exceeds its variable interest rate debt.

The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

Interest paid amounted to $9,256,551, $10,409,852 and $8,099,808 for 1994, 1993
and 1992, respectively, which includes $1,309,368, $2,155,260 and $1,824,131, respectively, for the net cost of the swaps.

                             Health Care REIT, Inc.
             Notes to Consolidated Financial Statements (continued)



6.       SENIOR NOTES AND OTHER LONG-TERM OBLIGATIONS

During 1993, the Company issued $52,000,000 of Senior Notes with interest ranging from 7.16% to 8.24% and maturing in 1998, 2000 and 2003. These notes are collateralized by 12 real estate related investments in health care facilities.

The following information relates to other long-term obligations:

                                                                                    DECEMBER 31
                                                                            1994                  1993
                                                                        -----------------------------------
Notes payable related to industrial
  development bonds, collateralized
  by health care facilities--3 in
  1994 and 6 in 1993, interest rates
  from 10.75% to 15%, maturing at
  various dates to 2004                                                 $ 3,620,000             $ 7,300,000
Mortgage loans, collateralized by
  health care facilities--2 in 1994
  and 1993, interest rates from 8.75%
  to 15.5%, maturing at various dates
  to 2005                                                                 1,752,790               2,011,115
                                                                        -----------             -----------

                                TOTALS                                  $ 5,372,790             $ 9,311,115
                                                                        ===========             ===========


At December 31, 1994, the annual payments on these long-term obligations for the succeeding five years are as follows:

                                    Principal                  Interest                  Total
                                   -----------               -----------              -----------
         1995                      $   451,561               $4,599,196               $ 5,050,757
         1996                          357,969                4,554,129                 4,912,098
         1997                          695,466                4,498,831                 5,194,297

         1998                       23,367,256                3,590,973                26,958,229
         1999                          242,947                2,709,569                 2,952,516



7.       STOCK OPTIONS

The Company's 1985 Incentive Stock Option Plan authorized up to 450,000 shares of Common Stock to be issued at the discretion of the Board of Directors.

The following summarizes the activity in the Plan:

                             Health Care REIT, Inc.
             Notes to Consolidated Financial Statements (continued)



7.       STOCK OPTIONS (CONTINUED)

                                                                               YEAR ENDED DECEMBER 31
                                                                               1994               1993
                                                                             ----------------------------
Number of shares under option at
  beginning of year                                                          152,500              132,673
Options granted                                                               51,000               47,000
Options exercised                                                            (20,360)             (27,173)
                                                                             -------              -------

Number of shares under option at
  end of year                                                                183,140              152,500
                                                                             =======              =======

At end of year:
  Shares exercisable                                                         123,166              112,495
                                                                             =======              =======
  Shares available to be granted                                             160,000               61,000
                                                                             =======              =======


At December 31, 1994, the option prices ranged from $11.94 to $23.94 per share. The option prices were equivalent to the market prices of the shares on the dates granted. Such options expire ten years after the date granted. Options exercised during 1994 and 1993 were at prices ranging from $11.94 to $17.69 per share. During 1994 and 1993, Messrs. Thompson and Wolfe exercised 20,360 and 27,173 shares, respectively, and together have options to purchase 76,140 shares at December 31, 1994.


8.       DISTRIBUTIONS

In order to continue to qualify as a real estate investment trust for federal income tax purposes, 95% of taxable income (not including capital gains) must be distributed to shareholders. Real estate investment trusts which do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The Company's excise tax expense was $575,000 and $132,000 for the years ended December 31, 1994 and 1993, respectively. Undistributed net income for federal income tax purposes amounted to $18,029,000 at December 31, 1994. The principal reason for the difference between undistributed net income for federal income tax purposes and financial statement purposes is the use of the operating method of accounting for leases for federal income tax purposes. Cash distributions paid to shareholders, for federal income tax purposes, are as follows:


                                                                 YEAR ENDED DECEMBER 31
                                                          1994           1993          1992
                                                         ------------------------------------
          Per Share:
            Ordinary income                              $ .72           $1.49          $1.55
            Capital gains                                 1.29             .44            .30
                                                         -----           -----          -----


                     TOTALS                              $2.01           $1.93          $1.85
                                                         =====           =====          =====

                             Health Care REIT, Inc.
             Notes to Consolidated Financial Statements (continued)




9.       COMMITMENTS AND CONTINGENCIES

At December 31, 1994, the Company has outstanding commitments to provide financing for facilities in the approximate amount of $114,972,000. The Company also has commitments to provide working capital loans to related parties of approximately $369,000. The Company has granted to a partnership a credit facility line to finance retirement facilities. The Company's board of directors retains the right to approve the financing of each facility. At December 31, 1994, the unused portion is $19,800,000. The above commitments are generally on similar terms as existing financings of a like nature with rates of return to the Company based upon current market rates at the time of the commitment.

The Company has entered into a number of agreements to purchase health care facilities, or the loans with respect thereto, in the event that the present owners default upon their obligations. In consideration for these agreements, the Company generally receives and recognizes fees annually related to these guarantees. Although the terms of these agreements vary, the purchase prices are equal to the amount of the outstanding obligations financing the facility. These agreements expire between the years 1997 and 2005. At December 31, 1994, obligations under these agreements for which the Company was contingently liable aggregated approximately $20,175,000, all of which were with related parties.

The Company believes that it has the ability to obtain funds to meet these commitments. The Company also believes that such commitments represent no greater than normal risk.


10.      MANAGEMENT AGREEMENT AND CERTAIN TRANSACTIONS WITH RELATED PARTIES

The Company has a management agreement with First Toledo Advisory Company (the Manager). F. D. Wolfe and B. G. Thompson, two of the Company's nine directors, are officers and co-owners of the Manager. The Company accrues a fee to the Manager at a monthly rate of 1/10 of 1% of the Company's net assets, as defined in the Management Agreement. Further, the Manager is entitled to an annual incentive fee equal to 10% of the amount by which net profits exceed 10% of the monthly average net worth of the Company, as defined in the Management Agreement.

Messrs. Wolfe and Thompson are also related to various entities: a) to which the Company has made mortgage loans and working capital loans yielding interest income (see Note 2); b) with which the Company has entered into agreements to purchase health care facilities, or the loans with respect thereto, upon default of obligations by their present owners providing fee income of $338,722, $422,438, and $349,650 for 1994, 1993 and 1992, respectively; and c)
with which the Company has entered into operating lease agreements (see Note
3).

                             Health Care REIT, Inc.
             Notes to Consolidated Financial Statements (continued)



10.      MANAGEMENT AGREEMENT AND CERTAIN TRANSACTIONS WITH RELATED PARTIES
         (CONTINUED)

The Company recorded income from related parties as follows:

                                                       1994                     1993                  1992
                                                    ----------               ----------            ----------
Interest income                                     $3,220,092               $2,869,911            $2,463,539
Loan and guaranty fees                                 377,658                  469,362               421,996
Operating lease rents                                  112,561                  272,307               866,960

Gain on exercise of options                            100,029                                      1,030,898
                                                    ----------               ----------            ----------

                     TOTALS                         $3,810,340               $3,611,580            $4,783,393
                                                    ==========               ==========            ==========


In accordance with the By-Laws of the Company, such transactions were approved by a majority of the directors not affiliated with the transactions.

On February 6, 1995, the Company's Board of Directors approved in principle the acquisition of the Manager. Under the agreement in principle, the Company would issue 215,514 shares of common stock as consideration for the acquisition of the Manager, subject to adjustment under certain circumstances. In connection with the closing of the acquisition, Messrs. Thompson and Wolfe would enter into five-year service agreements and would each purchase 84,191 shares of common stock at a price of $21.38 per share with funds loaned by the Company. Under the stock purchase and loan arrangements, 20% of each loan could be forgiven each year if continued service and stock price performance tests are met. This agreement is subject to, among other things, shareholder approval and is anticipated to close in the second quarter of 1995.


11.      SHAREHOLDER RIGHTS PLAN

Under the terms of a Shareholder Rights Plan approved by the Board of Directors in July 1994, a Preferred Share Right (Right) is attached to and automatically trades with each outstanding share of Health Care REIT, Inc. common stock.

The Rights, which are redeemable, will become exercisable only in the event that any person or group becomes a holder of 15% or more of the Company's stock, or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the common stock. Once the Rights become exercisable, they entitle all other shareholders to purchase one one-thousandth of a share of a new series of junior participating preferred stock for an exercise price of $48.00. The Rights will expire on August 5, 2004 unless exchanged earlier or redeemed earlier by the Company for $.01 per Right at any time before public disclosure that a 15% position has been acquired.

                             Health Care REIT, Inc.
             Notes to Consolidated Financial Statements (continued)





12.      DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Mortgage Loans--The fair value of all mortgage loans, except those matched with debt, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Mortgage loans matched with debt are presumed to be at fair value.

Working Capital and Construction Loans--The carrying amount is a reasonable estimate of fair value for working capital and construction loans because the interest earned on these instruments is variable.

Cash and Cash Equivalents--The carrying amount approximates fair value because of the short maturity of these financial instruments.

Borrowings Under Line of Credit Arrangements and Related Items--The carrying amount of the line of credit approximates fair value because the borrowings are interest rate adjustable. The fair value of interest rate swaps is the estimated amount, taking into account the current interest rate, that the Company would receive or pay to terminate the swap agreements at the reporting date.

Senior Notes and Industrial Development Bonds--The fair value of the senior notes payable and the industrial development bonds was estimated by discounting the future cash flow using the current borrowing rate available to the Company for similar debt.

Mortgage Loans Payable--Mortgage loans payable is a reasonable estimate of fair value because they are matched with loan receivable.

Commitments to Finance and Guarantees of Obligations--The fair value of the commitments to finance and guarantees of obligations are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and the counterparties' credit standing.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993 are as follows:

                             Health Care REIT, Inc.
             Notes to Consolidated Financial Statements (continued)



12.      DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                         DECEMBER 31, 1994                            DECEMBER 31, 1993
                                                  -------------------------------           --------------------------------
                                                    CARRYING                                  CARRYING
                                                     AMOUNT            FAIR VALUE              AMOUNT            FAIR VALUE
                                                  -----------          -----------          -----------         ------------
Financial Assets:
  Mortgage loans                                  $230,781,805         $225,306,000         $165,147,144        $164,371,000
  Working capital and
    construction loans                              24,141,906           24,141,906           20,134,157          20,134,157
  Cash and cash equivalents                            935,449              935,449            4,896,314           4,896,314
Financial Liabilities:
  Borrowings under line of
    credit arrangements                             70,900,000           70,900,000           35,000,000          35,000,000
  Senior notes payable                              52,000,000           46,307,000           52,000,000          51,463,000
  Industrial development bonds                       3,620,000            4,343,000            7,300,000           9,556,000
  Mortgage loans payable                             1,752,790            1,752,790            2,011,115           2,011,115
Unrecognized Financial
  Instruments:
  Interest rate swap agreements                                             339,000                                2,629,000
  Commitments to finance                           135,141,000          135,141,000           41,902,000          41,902,000
  Guarantees of obligations                         20,175,000           20,175,000           21,255,000          21,255,000





13.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations of the Company for the years ended December 31, 1994 and 1993:

                                                              YEAR ENDED DECEMBER 31, 1994
                                        1ST QUARTER        2ND QUARTER         3RD QUARTER         4TH QUARTER
                                        ----------------------------------------------------------------------
Gross Income                            $8,441,239         $12,730,715          $10,518,166         $11,041,911
Net Income                               4,984,250           7,799,857            6,326,167           5,842,644
Net Income Per Share                           .43                 .68                  .55                 .51



                                                              YEAR ENDED DECEMBER 31, 1993
                                        1ST QUARTER        2ND QUARTER         3RD QUARTER         4TH QUARTER
                                        ----------------------------------------------------------------------
Gross Income                            $8,602,869         $8,949,136           $9,746,182          $8,720,020
Net Income                               5,140,609          4,789,912            5,072,054           5,052,363

Net Income Per Share                           .59                .54                  .57                 .45

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.




                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated herein by reference to the information under the heading "Election of Directors" and "Executive Officers of the Company" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 30, 1995.


ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the information under the heading "Remuneration" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 30, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

      The information required by this Item is incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 30, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 30, 1995.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K

(a)      1.      The following Financial Statements of the Registrant are
                 included in Part II, Item 8:

                 Report of Independent Auditors.....................  22
                 Consolidated Balance Sheets - December 31, 1994
                   and 1993.........................................  23
                 Consolidated Statements of Income - Years ended
                    December 31, 1994, 1993 and 1992................  24
                 Consolidated Statements of Shareholders' Equity -
                    Years ended December 31, 1994, 1993 and 1992....  25
                 Consolidated Statements of Cash Flows - Years
                    ended December 31, 1994, 1993 and 1992..........  26
                 Notes to Consolidated Financial Statements -
                    December 31, 1994...............................  27

         2.      The following Financial Statement Schedule is included in Item
                 14 (d):

                  IV -    Mortgage Loans on Real Estate

                 All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         3.      Exhibit Index:

                 3(i) Restated Certificate of Incorporation, as amended, of the Registrant.

                3(ii)     By-Laws, as amended.

                  4 The Registrant, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument which defines the rights of holders of long-term debt of Registrant and which authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant.

           10(ii)(A)      Management Agreement between the Registrant and
                          First Toledo Corporation and its successor First
                          Toledo Advisory Company, dated January 17, 1994.

           10(iii)(A)     The 1985 Incentive Stock Option Plan of Health Care
                          REIT, Inc. as amended.

                  21      Subsidiaries of the Registrant.

                  23      Consent of Independent Auditors.

                  24      Powers of Attorney.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K (CONTINUED)


(b)      Reports on Form 8-K.

               A report on Form 8-K was filed on February 13, 1995, reporting on the agreement in principle of the acquisition of the Manager by the Company.

(c)      Exhibits:
               The exhibits listed in Item 14(a)(3) above are filed with this Form 10-K.

(d)     Financial Statement Schedule:
               Financial statement schedule is included in pages 67 through 69.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     HEALTH CARE REIT, INC.
                                                         (Registrant)



March 6, 1995                                By:        BRUCE G. THOMPSON
                                                -------------------------------
                                                Bruce G. Thompson, Principal
                                                Executive Officer, Chairman and
                                                Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 1995 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         PIER C. BORRA*                             BRUCE G. THOMPSON
- --------------------------------           -----------------------------------
Pier C. Borra, Director                    Bruce G. Thompson, Principal
                                           Executive Officer, Chairman and
                                           Director


      GEORGE L. CHAPMAN*                            FREDERIC D. WOLFE
- -------------------------------            -----------------------------------
George L. Chapman, Director                Frederic D. Wolfe, President and
                                           Director


     GEORGE CHOPIVSKY, JR.*                       RICHARD A. UNVERFERTH
- -------------------------------            ----------------------------------
George Chopivsky, Jr., Director            Richard A. Unverferth, Director


         BRUCE DOUGLAS*                           KATHLEEN S. PREPHAN
- -------------------------------            ----------------------------------
Bruce Douglas, Director                    Kathleen S. Prephan, Principal
                                           Accounting Officer


     RICHARD C. GLOWACKI*                          ROBERT J. PRUGER
- -------------------------------            ----------------------------------
Richard C. Glowacki, Director              Robert J. Pruger, Principal
                                           Financial Officer


       SHARON M. OSTER*                    *By:      BRUCE G. THOMPSON
- -------------------------------            ----------------------------------
Sharon M. Oster, Director                  Bruce G. Thompson, Attorney-in-Fact


                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                             HEALTH CARE REIT, INC.
                               DECEMBER 31, 1994

                                                                                                                        PRINCIPAL
                                                                                                                        AMOUNT OF
                                                                                                                      LOANS SUBJECT
                                          FINAL         PERIODIC                                      CARRYING        TO DELINQUENT
                           INTEREST      MATURITY       PAYMENT       PRIOR         FACE AMOUNT       AMOUNT OF       PRINCIPAL OR
    DESCRIPTION              RATE          DATE          TERMS        LIENS         OF MORTGAGES    MORTGAGES (A)       INTEREST
 ------------------        --------      --------      --------    -----------     -------------    -------------    ---------------
 FIRST MORTGAGES:
 ---------------

 Toledo, OH                11.50%        10/01/97       Monthly                  $  9,503,977        $  9,334,638       None
 (Retirement Center)                                    Payments
                                                        $ 96,605


 Clearwater, FL            12.92%        06/01/97       Monthly                    10,000,000          10,905,067       None
 (Behavioral Care                                       Payments
  Facility)                                             $123,368


 St. Louis, MO             12.52%        04/01/08       Monthly                     7,200,000           7,200,000       None
 (Nursing Home)                                         Payments
                                                        $ 76,561



 Philadelphia, PA          11.91%        07/01/08       Monthly                     7,400,000           7,400,000       None
 (Nursing Home)                                         Payments
                                                        $ 73,445


 Norwood, NJ               11.50%        04/01/08       Monthly                    14,100,000          14,023,334       None
 (Nursing Home)                                         Payments
                                                        $143,322


 Farmington, CT            12.09%        12/01/08       Monthly                    25,100,000          25,086,852       None
 Manchester, CT                                         Payments
 Manchester, CT                                         $266,030
 Manchester, CT
 New Haven, CT
 Waterbury, CT
 (6 Nursing Homes)




SCHEDULE IV - Continued


                                                                                                                   PRINCIPAL AMOUNT
                                                                                                                   OF LOANS SUBJECT
                                         FINAL          PERIODIC                                     CARRYING        TO DELINQUENT
                           INTEREST     MATURITY        PAYMENT        PRIOR      FACE AMOUNT        AMOUNT OF        PRINCIPAL OR
   DESCRIPTION              RATE          DATE           TERMS         LIENS      OF MORTGAGES     MORTGAGES (A)         INTEREST
 ---------------          --------      --------       --------      --------    ------------      -------------    ----------------
 FIRST MORTGAGES: - cont.
 ---------------
 Austin, TX                  11.05%       11/19/25       Monthly                $  7,127,406       $  7,127,406          None
 (Speciality Care                                        Payments
   Hospital)                                             $ 69,889


 43 mortgage loans            From           From                                 149,019,292       146,345,724          None   (B)
 relating to 25 nursing      8.75% to      01/01/95-
 homes, 9 retirement          15.5%        05/01/14
 centers, 5 behavioral
 care facilities and 2
 primary care
 facilities



 SECOND MORTGAGES:
 ----------------
 2 nursing homes              11.66% &       09/01/96 &                             3,950,000         3,358,784       3,136,562 (B)
                             16.97%          08/01/97                            ------------      ------------       ---------


                                                            TOTALS               $233,400,675      $230,781,805      $3,136,562
                                                                                 ============      ============      ==========



(A) For income tax purposes, the cost of investments is the carrying amount less $1,500,000, as disclosed in the schedule.

(B)      The Company is in dispute with two operators, one of which is over three months past due on certain principal payments.  The Company has evaluated these investments and has allocated in the aggregate $1,500,000 of its allowance to reduce their carrying value to their estimated net realizable value.





SCHEDULE IV - Continued


                                                                                        YEAR ENDED DECEMBER 31
                                                                ----------------------------------------------------------------

                                                                    1994                       1993                       1992
                                                                ------------               ------------               ----------
 Reconciliation of mortgage loans:

      Balance at beginning of period                            $165,147,444               $137,307,095                 99,086,229

      Additions during period:
           New mortgage loans                                    108,591,129                 69,846,168                 42,638,394
           Negative principal amortization                           642,630                  1,219,807                  1,227,429
           Other (1)                                               3,656,084
                                                                ------------               ------------               ------------
                                                                 278,037,287                208,373,070                142,952,052


      Deductions during period:
           Collections of principal (2)                           47,255,482                 32,251,241                  5,644,957
           Foreclosures
           Cost of mortgages sold
           Amortization of premium
           Other (3)                                                                         10,974,385
                                                                ------------               ------------               ------------
      Balance at end of period                                  $230,781,805               $165,147,444               $137,307,095
                                                                ============               ============               ============




(1)  During 1994, the Company restructured a direct financing lease into a mortage loan.

(2)  Includes collection of negative principal amortization.

(3)  During 1993, the Company restructured a mortgage loan into an operating lease.





                                 EXHIBIT INDEX


         The following documents are included in this Form 10-K as an Exhibit:


                       DESIGNATION
                      NUMBER UNDER
EXHIBIT                ITEM 601 OF                                EXHIBIT                                                PAGE
NUMBER               REGULATION S-K                              DESCRIPTION                                            NUMBER
- -------              --------------                 -----------------------------------------------------               ------
  1*                     3(i)                       Restated Certificate of Incorporation,
                                                    as amended, of the Registrant.

  2*                     3(ii)                      Amendment to Restated Certificate of Incorporation filed
                                                    July 9, 1992.


  3                      4                          The Registrant, by signing this
                                                    Report, agrees to furnish the
                                                    Securities and Exchange Commis-
                                                    sion upon its request a copy of
                                                    any instrument which defines the
                                                    rights of long-term debt of the
                                                    Registrant and which authorizes a
                                                    total amount of securities not in
                                                    excess of 10% of the total assets
                                                    of the Registrant.

  4                   10(ii)(A)                     Management Agreement between the
                                                    Registrant and First Toledo Corp-
                                                    oration and its successor First Toledo
                                                    Advisory Company dated January 17, 1994.                              45

  5**                10(iii)(A)                     The 1985 Incentive Stock Option Plan
                                                    of Health Care REIT, Inc., as amended.


  6***                    21                        Subsidiaries of the Registrant.                                       54

  7                       23                        Consent of Independent Auditors.                                      55

  8                       24                        Powers of Attorney.                                                   56


 27                                                  Financial Data Schedule
- ---------------


   * Incorporated by reference to Exhibits 3(a) and 3(b) to the Registrant's 1992 Annual Report on Form 10-K for the year ended December 31, 1992.

  ** Incorporated by referenced to Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 (File No. 33-46561) filed on March 20, 1992.

 ***     To be filed with the Commission on or before April 30, 1995.


                              MANAGEMENT AGREEMENT


This Agreement (hereinafter referred to as the "Agreement"), by and between HEALTH CARE REIT, INC., (hereinafter referred to as the "Company"), a Delaware corporation and as defined in Sections 856 et seq. Internal Revenue Code of 1986 (hereinafter referred to as the "IRC") and FIRST TOLEDO CORPORATION, an Ohio corporation having its principal office in Toledo, Ohio (hereinafter referred to as the "Manager"), is made this 17th day of January, 1994:

                              W I T N E S S E T H:
                              - - - - - - - - - -

 1. The Manager shall execute the business and investment transactions of the Company in its name and for its account and risk by receiving, managing, and transferring securities, real property, leaseholds, real estate mortgages, and other assets or liabilities, subject always to the authority and supervision of the Directors. The Manager shall also furnish the following services itself, or by arrangement with others, to the Company:

         A. Investment advisory, financial consulting and electronic data processing services in connection with the considerations and decisions made by the Directors;

         B. Reportorial and research functions, including provisions of economic and statistical data relating to securities, contracts, real property and mortgage investments;

         C. The services of a consultant, accountant, mortgage banker, technical advisor, legal advisor, attorney in fact, broker, underwriter, corporate fiduciary, escrow agent, depository, custodian or agent for collection, insurer or insurance agent, or any other service deemed by the Directors necessary or desirable;

         D. Negotiating and contracting with persons acting in the above capacities and the employment and retention of same and any other persons in connection with the mortgages or assets or liabilities acquired, held or disposed of, or committed, negotiated or contemplated to be acquired, held or disposed of;

         E. Managing or operating any assets or properties held by the Company directly or through affiliates, or independent contractors as defined in Section 856 et seq. of the IRC;

         F. Acting as attorney in fact or agent in the purchase or sale or other disposition of investments, and in handling, prosecuting or settling of any claims of the Company, including the foreclosure or other enforcement of any mortgage or other lien or other security securing or guaranteeing investments, and exercising its own sound discretion in so doing;