Form 10-K/A
period 1994-12-31
HEALTH CARE REIT INC /DE/
filed 1995-04-26
CIK 766704

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-K/A

                        AMENDMENT NO. 1 TO
       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                       ____________________

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

                            (419) 247-2800
                  (Registrant's telephone number)


    Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
 Title of Each Class                         on Which Registered
- ----------------------                     -----------------------
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

                               [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 31, 1995 was $249,668,563 based on the reported closing sales price of such shares on the New York Stock
Exchange for that date. As of March 31, 1995, there were 11,649,725 shares outstanding.


This document contains 31 pages.

                                  FORM 10-K/A
                       AMENDMENT NO. 1 TO ANNUAL REPORT
                 FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934
                            HEALTH CARE REIT, INC.


          The undersigned registrant hereby amends the following items, financial statements, or other portions of its Annual Report on Form 10-K for the year ended December 31, 1994.


     ITEM  6.   SELECTED FINANCIAL DATA

     ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     ITEM 11.   EXECUTIVE COMPENSATION

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 6.  SELECTED FINANCIAL DATA

                              1994       1993       1992       1991       1990
                            --------   --------   --------   --------   --------
Gross Income                $ 42,732   $ 36,018   $ 28,908   $ 29,248   $ 26,874

Net Income                    24,953     20,055     16,515     13,126     11,544

Loans Receivable             254,924    185,282    151,414    123,812     93,689

Investment in Operating-
Lease Properties & Other      57,232     42,776     10,301     14,800     14,850

Investment in Direct
Financing Leases              11,428     52,950     65,411     68,391     78,140


Total Assets                 324,102    285,024    226,207    207,204    189,720

Borrowings Under Line of
Credit Arrangements           70,900     35,000     78,900     62,200     74,100

Senior Notes and Other
Long-Term Obligations         57,373     61,311     24,819     28,144     35,563

Shareholders' Equity         189,180    184,132    118,948    113,956     76,621

Cash Distributions to
Shareholders                  23,127     18,252     15,922     12,042     10,566

Funds From Operations (1)     31,697     22,780     18,654     14,927     13,308

Average Number of
Shares Outstanding            11,519      9,339      8,629      6,828      6,151

Per Share:
   Net Income                   2.17       2.15       1.91       1.92       1.88
   Distributions                2.01       1.93       1.85       1.77       1.72

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



                                                ERNST & YOUNG LLP

Toledo, Ohio
February 8, 1995

                         HEALTH CARE REIT, INC.
                     CONSOLIDATED BALANCE SHEETS

                                                           December 31
                                                       1994            1993
                                                   ----------------------------
ASSETS
Real estate related investments:
  Loans receivable, including amounts from
    related parties of $29,283,939 and
    $29,212,780 at December 31, 1994 and
    1993, respectively                             $254,923,711    $185,281,601
  Investment in operating-lease properties,
    less accumulated depreciation of
    $2,803,787 and $1,772,288 at December 31,
    1994 and 1993, respectively                      57,231,651      42,776,361
  Investment in direct financing leases              11,427,721      52,950,188
                                                   ------------    ------------
                                                    323,583,083     281,008,150
  Less allowance for losses                           5,150,000       4,150,000
                                                   ------------    ------------
Net real estate related investments                 318,433,083     276,858,150

Other assets
  Deferred loan expenses                              2,469,260       1,579,134
  Cash and cash equivalents                             935,449       4,896,314
  Receivables and other assets                        2,264,197       1,690,783
                                                   ------------    ------------
                                                      5,668,906       8,166,231
                                                   ------------    ------------
Total assets                                       $324,101,989    $285,024,381
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Borrowings under line of credit arrangements     $ 70,900,000    $ 35,000,000
  Senior notes                                       52,000,000      52,000,000
  Other long-term obligations                         5,372,790       9,311,115
  Accrued expenses and other liabilities              6,649,424       4,581,438
                                                   ------------    ------------
Total liabilities                                   134,922,214     100,892,553

Shareholders' equity:
  Preferred Stock, $1.00 par value:
    Authorized - 10,000,000 shares in 1994
    Issued and outstanding - None
  Common Stock, $1.00 par value:
    Authorized - 40,000,000 shares and
      15,000,000 shares in 1994 and 1993,
      respectively                                   11,595,115      11,446,249
    Issued and outstanding - 11,595,115
      shares in 1994 and 11,446,249 shares
      in 1993                                        11,595,115      11,446,249
  Capital in excess of par value                    161,086,758     158,013,957
  Undistributed net income                           16,497,902      14,671,622
                                                   ------------    ------------
Total shareholders' equity                          189,179,775     184,131,828

Commitments and contingencies                      ------------    ------------

Total liabilities and shareholders' equity         $324,101,989    $285,024,381
                                                   ============    ============

See accompanying notes




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

See accompanying notes



                         HEALTH CARE REIT, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Capital in
                           Common       Excess of   Undistributed
                            Stock       Par Value     Net Income      Total
                          -----------  ------------  ------------  ------------
Balances at January
  1, 1992                 $ 8,521,515  $ 93,158,295  $ 12,275,771  $113,995,581

Net income                                             16,515,011    16,515,011

Proceeds from issuance
  of 230,457 shares under
  the dividend reinvest-
  ment and stock option
  plans                       230,457     4,169,298                   4,399,755

Cash dividends paid--
  $1.85 per share                                     (15,922,353)  (15,922,353)
                          -----------  ------------  ------------  ------------

Balances at December
  31, 1992                  8,751,972    97,327,593    12,868,429   118,947,994

Net income                                             20,054,938    20,054,938

Proceeds from the sale
  of 2,500,000 shares
  less related expenses
  of $3,727,470             2,500,000    56,585,030                  59,085,030

Proceeds from issuance
  of 194,277 shares under
  the dividend reinvest-
  ment and stock option
  plans                       194,277     4,101,334                   4,295,611

Cash dividends paid--
  $1.93 per share                                     (18,251,745)  (18,251,745)
                          -----------  ------------  ------------  ------------

Balances at December
  31, 1993                 11,446,249   158,013,957    14,671,622   184,131,828

Net income                                             24,952,918    24,952,918

Proceeds from issuance of
  of 148,866 shares under
  the dividend reinvest-
  ment and stock option
  plans                       148,866     3,072,801                   3,221,667

Cash dividends paid--
  $2.01 per share                                     (23,126,638)  (23,126,638)
                          -----------  ------------  ------------  ------------

Balances at December
  31, 1994                $11,595,115  $161,086,758  $ 16,497,902  $189,179,775
                          ===========  ============  ============  ============

See accompanying notes




                         HEALTH CARE REIT, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31
                                         1994           1993           1992
                                     ------------------------------------------
OPERATING ACTIVITIES
  Net income                         $ 24,952,918   $ 20,054,938   $ 16,515,011

  Adjustments to reconcile net
  income to net cash provided
  from operating activities:

    Amortization of loan and
    organization expenses                 639,781        328,546        243,728

    Provision for losses                1,000,000        150,000        557,664

    Provision for depreciation          1,385,077        790,471        408,502

    Loan and commitment fees earned
    less than cash received               693,213        494,292        528,050

    Direct financing lease income
    less than cash received               905,860        376,046        431,167

    Operating lease income less
    than cash received                                                1,079,711

    Interest income less than
    (in excess of) cash received        2,120,035        586,092     (1,109,841)
                                     ------------   ------------   ------------
  Funds from operations                31,696,884     22,780,385     18,653,992

    Increase in accrued expenses
    and other liabilities                 856,127        547,715        106,703

    Increase in receivables and
    other assets                         (575,571)      (148,487)      (451,589)
                                     ------------   ------------   ------------
Net cash provided from operating
activities                             31,977,440     23,179,613     18,309,106

INVESTING ACTIVITIES
  Investment in loans receivable     (118,204,990)   (90,650,648)   (40,597,098)

  Investment in operating-lease
  properties                          (14,053,050)   (20,766,000)    (5,700,000)

  Investment in direct financing
  leases                               (1,300,000)

  Principal collected on loans         48,760,717     43,696,715      9,856,237

  Proceeds from exercise of
  purchase options                     38,330,065     12,085,262     15,533,527

  Other                                                  135,000        454,387
                                     ------------   ------------   ------------
Net cash used in investing
activities                            (46,467,258)   (55,499,671)   (20,452,947)

FINANCING ACTIVITIES
  Increase in borrowings under
  line of credit arrangements         266,900,000    209,400,000    121,500,000

  Principal payments on borrow-
  ings under line of credit
  arrangements                       (231,000,000)  (253,300,000)  (104,800,000)

  Borrowings under senior notes                       52,000,000

  Principal payments on other
  long-term obligations                (3,938,325)   (15,508,351)    (3,324,343)

  Proceeds from the issuance
  of shares                             3,221,667     67,108,111      4,399,755

  Payment of stock issuance
  expenses                                            (3,727,470)

  Increase in deferred loan and
  organization expense                 (1,527,751)      (770,041)        (8,222)

  Cash distributions to share-
  holders                             (23,126,638)   (18,251,745)   (15,922,353)
                                     ------------   ------------   ------------
Net cash provided from financing
activities                             10,528,953     36,950,504      1,844,837
                                     ------------   ------------   ------------
(Decrease) increase in cash and
cash equivalents                       (3,960,865)     4,630,446       (299,004)

Cash and cash equivalents at
beginning of year                       4,896,314        265,868        564,872
                                     ------------   ------------   ------------

Cash and cash equivalents at
end of year                          $    935,449   $  4,896,314   $    265,868
                                     ============   ============   ============

See accompanying notes



                         HEALTH CARE REIT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1994



1.   ACCOUNTING POLICIES AND RELATED MATTERS

Industry
- --------

The Company is predominantly engaged in financing and leasing of health care and related properties in domestic markets.

Principles of Consolidation
- ---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (organized in 1993) after the elimination of all significant intercompany accounts and transactions.

Loans Receivable
- ----------------

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

Investment in Operating-Lease Properties
- ----------------------------------------

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

Investment in Direct Financing Leases
- -------------------------------------

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

Allowance for Losses
- --------------------

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

Deferred Loan Expenses
- ----------------------

Deferred loan expenses are costs incurred in acquiring financing for properties. The Company amortizes these costs by the straight line method over the term of the debt.

Loan and Commitment Fees
- ------------------------

Loan and commitment fees are earned by the Company for its agreement to provide direct and standby financing to, and credit enhancement for, owners of health care facilities. The Company amortizes loan and commitment fees over the period of the commitment and the contractual life of the investment.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less.

Federal Income Tax
- ------------------

No provision has been made for federal income taxes since the Company has elected to be treated as a real estate investment trust under the applicable provisions of the Internal Revenue Code, and the Company believes that it has met the requirements for qualification as such for each taxable year. See Note 8.

Net Income Per Share
- --------------------

Net income per share has been computed by dividing net income by the weighted daily average number of shares outstanding.


2.   LOANS RECEIVABLE

The following is a summary of loans receivable:

                                                      December 31
                                                  1994            1993
                                              ----------------------------
Mortgage loans                                $208,566,120    $143,338,778
Mortgage loans to related parties               22,215,685      21,808,666
Construction and other short-term loans         17,073,652      12,730,043
Construction loans to related parties                              169,787
Working capital loans to related parties         7,068,254       7,234,327
                                              ------------    ------------
                                  TOTALS      $254,923,711    $185,281,601
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

The following is a summary of mortgage loans at December 31, 1994:


 Final                                               Principal
Payment   # of                                       Amount at       Carrying
 Due     Loans           Payment Terms               Inception        Amount
- -------  -----  --------------------------------    ------------   ------------
  1995     1    Monthly payment of $22,319,         $  1,795,000   $  1,993,868
                including interest of 13.18%

  1996     4    3 monthly payments from $24,160
                to $38,958 and 1 quarterly
                payment of $6,186, including
                interest from 12.93% to 16.97%         9,090,000      8,481,129

  1997     4    Monthly payments from $2,201 to
                $123,368, including interest
                from 11.5% to 13.05%                  22,598,977     23,106,927

  1998     2    1 monthly payment of $57,091 and
                1 quarterly payment of $130,767,
                including interest from 11.59%
                to 12.93%                             10,332,150     10,624,132

  1999     2    Monthly payments from $15,285 to
                $32,988, including interest from
                9.42% to 10.65%                        6,052,233      6,204,241

  2000     1    Quarterly payment of $134,186,
                including interest of 11.77%           5,310,000      5,522,400

  2002     2    Monthly payments from $56,759
                to $58,095, including interest
                from 12.3% to 12.91%                  10,937,450     10,937,450

  2003     1    Monthly payment of $41,065,
                including interest of 10.35%           4,761,192      4,761,192

  2004     1    Monthly payment of $24,566,
                including interest of 14.82%           1,925,000      1,925,000

  2007    12    Monthly payments from $3,297
                to $49,264, including interest
                from 8.75% to 15.5%                   30,918,117     27,687,875

  2008    18    Monthly payments from $18,008
                to $266,030, including interest
                from 9.98% to 13.05%                 111,850,000    111,707,035

  2014     3    Monthly payments from $29,140
                to $40,105, including interest
                from 11.08% to 13.18%                 10,703,150     10,703,150

  2025     1    Monthly payment of $69,889,
                including interest at 11.05%           7,127,406      7,127,406
                                                    ------------   ------------

                                       TOTALS       $233,400,675   $230,781,805
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

3.   INVESTMENT IN LEASES

The following are the components of investment in direct financing leases:

                                              December 31
                                         1994             1993
                                     -----------------------------
Total minimum lease payments
  receivable--(i)                    $ 20,543,530     $106,321,047
Estimated unguaranteed residual
  values of leased properties           6,063,649       21,118,637
Unearned income                       (15,179,458)     (74,489,496)
                                     ------------     ------------
Investment in direct financing
  leases                             $ 11,427,721     $ 52,950,188
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

                                         Portion of
                                    Allowance Related to
                                  -------------------------
                                                  Other
                                    Loans      Real Estate
                                  Receivable      Owned          Total
                                  ----------    ----------    ----------
Balances at January 1, 1992       $3,360,000    $  940,000    $4,300,000
Provision for losses                 640,000       (38,489)      601,511
Charge-offs                                       (901,511)     (901,511)
                                  ----------    ----------    ----------
Balances at December 31,
  1992                             4,000,000       -0-         4,000,000
Provision for losses                 150,000                     150,000
                                  ----------    ----------    ----------
Balances at December 31,
  1993                             4,150,000       -0-         4,150,000
Provision for losses               1,000,000                   1,000,000
                                  ----------    ----------    ----------
Balances at December 31,
  1994                            $5,150,000    $  -0-        $5,150,000
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

The following information relates to aggregate borrowings under the line of credit arrangements:

                                                Year Ended December 31
                                          1994           1993           1992
                                      -----------------------------------------
Balance outstanding at December 31    $ 70,900,000   $ 35,000,000   $78,900,000
Maximum amount outstanding at any
  month end                             70,900,000    107,900,000    78,900,000
Average amount outstanding (total
  of daily principal balances
  divided by days in year)              51,422,466     76,241,644    59,103,279
Weighted average interest rate
  (actual interest expense
   divided by average borrowings
   outstanding)                               6.88%          5.01%        5.83%

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

The following information relates to other long-term obligations:

                                                 December 31
                                              1994          1993
                                           ------------------------
Notes payable related to industrial
  development bonds, collateralized
  by health care facilities--3 in
  1994 and 6 in 1993, interest rates
  from 10.75% to 15%, maturing at
  various dates to 2004                    $3,620,000    $7,300,000
Mortgage loans, collateralized by
  health care facilities--2 in 1994
  and 1993, interest rates from 8.75%
  to 15.5%, maturing at various dates
  to 2005                                   1,752,790     2,011,115
                                           ----------    ----------

                              TOTALS       $5,372,790    $9,311,115
                                           ==========    ==========

At December 31, 1994, the annual payments on these long-term obligations for the succeeding five years are as follows:
                 Principal       Interest         Total
                -----------     ----------     -----------
     1995       $   451,561     $4,599,196     $ 5,050,757
     1996           357,969      4,554,129       4,912,098
     1997           695,466      4,498,831       5,194,297
     1998        23,367,256      3,590,973      26,958,229
     1999           242,947      2,709,569       2,952,516


7.   STOCK OPTIONS

The Company's 1985 Incentive Stock Option Plan authorized up to
450,000 shares of Common Stock to be issued at the discretion of the Board of Directors.

The following summarizes the activity in the Plan:

                                           Year Ended December 31
                                            1994           1993
                                           ----------------------
Number of shares under option at
  beginning of year                        152,500        132,673
Options granted                             51,000         47,000
Options exercised                          (20,360)       (27,173)
                                           -------        -------
Number of shares under option at
  end of year                              183,140        152,500
                                           =======        =======
At end of year:
  Shares exercisable                       123,166        112,495
                                           =======        =======
  Shares available to be granted           160,000         61,000
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

                                  Year Ended December 31
                                 1994      1993      1992
                                 -------------------------
          Per Share:
            Ordinary income      $ .72     $1.49     $1.55
            Capital gains         1.29       .44       .30
                                 -----     -----     -----
                     TOTALS      $2.01     $1.93     $1.85
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

The Company recorded income from related parties as follows:

                                 1994         1993         1992
                              ----------   ----------   ----------
Interest income               $3,220,092   $2,869,911   $2,463,539
Loan and guaranty fee            377,658      469,362      421,996
Operating lease rents            112,561      272,307      866,960
Gain on exercise of options      100,029                 1,030,898
                              ----------   ----------   ----------
                     TOTALS   $3,810,340   $3,611,580   $4,783,393
                              ==========   ==========   ==========

In accordance with the By-Laws of the Company, such transactions were approved by a majority of the directors not affiliated with the transactions.

On February 6, 1995, the Company's Board of Directors approved in principle the acquisition of the Manager. Under the agreement in principle, the Company would issue 215,154 shares of common stock as consideration for the acquisition of the Manager, subject to adjustment under certain circumstances. In connection with the closing of the acquisition, Messrs. Thompson and Wolfe would enter into five-year service agreements and would each purchase 84,191 shares of common stock at a price of $21.38 per share with funds loaned by the Company. Under the stock purchase and loan arrangements, 20% of each loan could be forgiven each year if continued service and stock price performance tests are met. This agreement is subject to, among other things, shareholder approval and is anticipated to close in the second quarter of 1995.

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

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993 are as follows:

                             December 31, 1994           December 31, 1993
                         --------------------------  --------------------------
                           Carrying                    Carrying
                            Amount      Fair Value      Amount      Fair Value
                         ------------  ------------  ------------  ------------
Financial Assets:
  Mortgage loans         $230,781,805  $225,306,000  $165,147,144  $164,371,000

  Working capital and
    construction loans     24,141,906    24,141,906    20,134,157    20,134,157

  Cash and cash
    equivalents               935,449       935,449     4,896,314     4,896,314

Financial Liabilities:
  Borrowings under line
    of credit arrange-
    ments                  70,900,000    70,900,000    35,000,000    35,000,000

  Senior notes payable     52,000,000    46,307,000    52,000,000    51,463,000

  Industrial develop-
    ment bonds              3,620,000     4,343,000     7,300,000     9,556,000

  Mortgage loans
    payable                 1,752,790     1,752,790     2,011,115     2,011,115

Unrecognized Financial
Instruments:
  Interest rate swap
    agreements                              339,000                   2,629,000

  Commitments to
    finance               135,141,000   135,141,000    41,902,000    41,902,000

  Guarantees of
    obligations            20,175,000    20,175,000    21,255,000    21,255,000


13.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations of the Company for the years ended December 31, 1994 and 1993:


                                  Year Ended December 31, 1994
                        1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                        ----------------------------------------------------
Gross Income            $8,441,239   $12,730,715   $10,518,166   $11,041,911
Net Income               4,984,250     7,799,857     6,326,167     5,842,644
Net Income Per Share           .43           .68           .55           .51


                                  Year Ended December 31, 1993
                        1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                        ----------------------------------------------------
Gross Income            $8,602,869   $ 8,949,136   $ 9,746,182   $ 8,720,020
Net Income               5,140,609     4,789,912     5,072,054     5,052,363
Net Income Per Share           .59           .54           .57           .45


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The By-Laws provide for nine Directors and divide them into three classes: Class I, Class II, and Class III. The Directors are elected for a three-year term or until the election and qualification of their respective successors.


CLASS I:  DIRECTORS (1)

RICHARD C. GLOWACKI
                                     Director    Board Committee
Age   Principal Occupation (2)        Since         Membership
- ---   ----------------------------   --------   ------------------
62    President of the Danberry        1981     Audit, Executive,
      Management Company (real                  Incentive Stock
      estate brokerage and                      Option, Nominat-
      investment activities)                    ing, Planning and
                                                Special Committees


BRUCE G. THOMPSON
                                     Director    Board Committee
Age   Principal Occupation (2)        Since         Membership
- ---   ----------------------------   --------   ------------------
65    Chairman and Chief Executive     1971     Executive, Invest-
      Officer of the Company; 1994-             ment and Planning
      Present President and Director            Committees
      of First Toledo Advisory
      Company (Manager of the
      Company); President and
      Director of First Toledo
      Corporation (affiliate of
      the Company); Director of
      WT Management Company
      (affiliate of the Company);
      Director of Kingston Health-
      Care Company, formerly WTR
      Corp (affiliate of the
      Company); Director of
      Society National Bank,
      Toledo (commercial bank);
      Director of The Douglas
      Company (general contractor);
      and Director of Arbor
      Health Care Company (devel-
      oper and operator of
      nursing homes)


RICHARD A. UNVERFERTH
                                     Director    Board Committee
Age   Principal Occupation (2)        Since         Membership
- ---   ----------------------------   --------   ------------------
71    Chairman of Unverferth           1971     Audit, Executive,
      Manufacturing Company, Inc.               Incentive Stock
      (agricultural equipment                   Option, Investment,
      manufacturer); and Chair-                 Nominating, Plan-
      man of the Board of H.C.F.,               ning and Special
      Inc. (operator of a nursing               Committees
      home chain)


CLASS II:  DIRECTORS (1)

GEORGE CHOPIVSKY, JR.
                                     Director    Board Committee
Age   Principal Occupation (2)        Since         Membership
- ---   ----------------------------   --------   ------------------
48    Chairman of United Psychi-       1984     Investment, Nomi-
      atric Corporation                         nating and Plan-
      (psychiatric hospitals);                  ning Committees
      and Director of Franklin
      National Bank (commercial
      bank)


BRUCE DOUGLAS
                                     Director    Board Committee
Age   Principal Occupation (2)        Since         Membership
- ---   ----------------------------   --------   ------------------
62    Chairman of the Board of         1975     Investment and
      The Douglas Company (general              Planning Committees
      contractor)


FREDERIC D. WOLFE
                                     Director    Board Committee
Age   Principal Occupation (2)        Since         Membership
- ---   ----------------------------   --------   ------------------
65    President of the Company;        1971     Executive, Invest-
      1994-Present Chairman of the              ment and Planning
      Board and Director of First               Committees
      Toledo Advisory Company
      (Manager of the Company);
      Chairman of the Board and
      Director of First Toledo
      Corporation (affiliate of
      the Company); Director of
      WT Management Company
      (affiliate of the Company);
      Director of Kingston Health-
      Care Company, formerly WTR
      Corp (affiliate of the
      Company); and Director of
      National City Bank, North-
      west (commercial bank)


CLASS III:  DIRECTORS (1)

PIER C. BORRA
                                     Director    Board Committee
Age   Principal Occupation (2)        Since         Membership
- ---   ----------------------------   --------   ------------------
55    Chairman, President and          1991     Incentive Stock
      Chief Executive Officer of                Option, Investment,
      Arbor Health Care Company                 Planning and
      (developer and operator of                Special Committees
      nursing homes)


GEORGE L. CHAPMAN
                                     Director    Board Committee
Age   Principal Occupation (2)        Since         Membership
- ---   ----------------------------   --------   ------------------
47    Executive Vice President         1994     Planning Committee
      and General Counsel of the
      Company; 1994-Present
      Executive Vice President
      and General Counsel of First
      Toledo Advisory Company
      (Manager of the Company);
      Executive Vice President and
      General Counsel of First
      Toledo Corporation (affiliate
      of the Company); and prior to
      January 1992, Attorney-at-Law,
      Shumaker, Loop & Kendrick
      (law firm)


SHARON M. OSTER
                                     Director    Board Committee
Age   Principal Occupation (2)        Since         Membership
- ---   ----------------------------   --------   ------------------
46    Professor of Management,         1994     Planning Committee
      Yale School of Management,
      Yale University

_______________

(1) The terms of Messrs. Glowacki, Thompson and Unverferth expire in 1995. The terms of Messrs. Chopivsky, Douglas and Wolfe expire in 1996. The terms of Messrs. Borra and Chapman and Ms.
Oster expire in 1997.

(2) Unless otherwise noted, each person has had the same principal occupation and employment during the last five years.


EXECUTIVE OFFICERS OF THE COMPANY

The following information is furnished as to the Executive Officers of the Company, each of whom has a term of office of one year or until their successors are chosen and qualified or until their earlier resignation or removal:

BRUCE G. THOMPSON
                                                            Year
                                                          Appointed
                                                          Executive
Age          Office and Business Experience                Officer
- ---   --------------------------------------------        ---------
65    Chairman and Chief Executive Officer of the           1971
      Company; June 1994-Present President and
      Director of First Toledo Advisory Company
      (Manager of the Company); President and
      Director of First Toledo Corporation
      (affiliate of the Company); Director of
      WT Management Company (affiliate of the
      Company); Director of Kingston HealthCare
      Company, formerly WTR Corp (affiliate of the Company); Director of Society
      National Bank, Toledo (commercial bank);
      Director of The Douglas Company (general contractor); and Director of Arbor Health
      Care Company (developer and operator of
      nursing homes)


FREDERIC D. WOLFE
                                                            Year
                                                          Appointed
                                                          Executive
Age          Office and Business Experience                Officer
- ---   --------------------------------------------        ---------
65    President of the Company; June 1994-Present            1971
      Chairman of the Board and Director of First
      Toledo Advisory Company (Manager of the
      Company); Chairman of the Board and Director of First Toledo Corporation (affiliate of the Company); Director of WT Management
      Company (affiliate of the Company); Director of Kingston HealthCare Company, formerly WTR
      Corp (affiliate of the Company); and Director of National City Bank, Northwest (commercial bank)


GEORGE L. CHAPMAN
                                                            Year
                                                          Appointed
                                                          Executive
Age          Office and Business Experience                Officer
- ---   --------------------------------------------        ---------
47    January 1992-Present Executive Vice Presi-             1992
      dent and General Counsel of the Company;
      Executive Vice President and General Counsel of First Toledo Corporation (affiliate of the
      Company); June 1994-Present Executive Vice
      President and General Counsel of First
      Toledo Advisory Company (Manager of the
      Company); and 1979-1991 Attorney-at-Law,
      Shumaker, Loop & Kendrick (law firm)


ERIN C. IBELE
                                                            Year
                                                          Appointed
                                                          Executive
Age          Office and Business Experience                Officer
- ---   --------------------------------------------        ---------
33    January 1993-Present Vice President and                1987
      Corporate Secretary of the Company; 1987-
      January 1993 Corporate Secretary of the
      Company; and Vice President, Corporate
      Secretary and Director of First Toledo
      Corporation (affiliate of the Company); and June 1994-Present Vice President, Corporate
      Secretary and Director of First Toledo
      Advisory Company (Manager of the Company)


ROBERT J. PRUGER
                                                            Year
                                                          Appointed
                                                          Executive
Age          Office and Business Experience                Officer
- ---   --------------------------------------------        ---------
46    Chief Financial Officer and Treasurer of               1986
      the Company; 1986-January 1993 Controller of the Company; Treasurer and Director of First
      Toledo Corporation (affiliate of the Company);
      June 1994-Present Treasurer and Director of
      First Toledo Advisory Company (Manager of the
      Company)


ITEM 11.   EXECUTIVE COMPENSATION

Each Executive Officer of the Company is employed and compensated by the Management Company. See "Certain Relationships and Related Transactions -- The Manager." No officer of the Company was paid cash compensation by the Company in excess of $100,000 in 1994. Cash compensation paid to all Executive Officers of the Company as a group during the year ended December 31, 1994 five persons equalled $16,500. The information set forth below regarding Mr. Thompson must be disclosed because Mr. Thompson is the Chief Executive Officer of the Company, even though his annual salary and bonus did not exceed $100,000.

                     SUMMARY COMPENSATION TABLE

                                Annual Compensation     Long-Term
     Name and                   --------------------   Compensation
Principal Position       Year   Salary($)   Bonus($)      Options
- --------------------     ----   ---------   --------   ------------
Bruce G. Thompson,       1994    $4,000        -0-        12,000
  Chairman and Chief     1993     4,000        -0-        10,000
  Executive Officer      1992     4,000        -0-        10,000


                OPTION GRANTS IN LAST FISCAL YEAR

NAME:  BRUCE G. THOMPSON

 Number of      % of Total
  Shares          Options                                 Potential Realizable
Underlying      Granted to                                  Value at Assumed
 Options        Employees     Exercise                    Annual Rate of Stock
Granted (#)      in Fiscal      Price      Expiration    Price Appreciation for
 (1), (2)          Year        ($/SH)         Date          Option Term (3)
- -----------     ----------    --------     ----------    ---------------------
                                                          5%($)       10%($)
                                                         --------    --------
  12,000          23.53%      $23.9375     1-16-2004     $150,543    $381,492


(1) Of the options granted, no shares are currently exercisable and options for 3,060 shares, 4,177 shares, 4,177 shares and 586 shares vest in 1997, 1998, 1999 and 2000, respectively.

(2) The terms of the options granted permit cashless exercises and payment of the option exercise price by delivery of previously owned shares.

(3) Gains are reported net of the exercise price, but before taxes associated with the exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the shares, as well as the optionee's continued employment through the vesting period. The amount reflected in this Table may not necessarily be achieved.


           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                 AND FISCAL YEAR END OPTION VALUES

NAME:  BRUCE G. THOMPSON

 Shares
Acquired   Value     Number of Shares Underlying    Value of Unexercised In-
  On      Realized      Unexercised Options           The-Money Options at
Exercise    ($)         at Fiscal Year End             Fiscal Year End ($)
- --------  --------   ---------------------------   ---------------------------
                     Exercisable   Unexercisable   Exercisable   Unexercisable
                     -----------   -------------   -----------   -------------
14,500    $137,094     19,469         22,531         $63,750          $0



COMPENSATION OF DIRECTORS

In 1994, each Director received a fee of $10,000 for his service as such, which fee was increased to $12,000 effective January 1, 1995. In addition, each Director received a fee of $1,200 for each Board meeting attended. The schedule set forth below indicates the fees paid to each Director for each committee meeting attended in 1994 and fees to be paid effective January 1, 1995:


             Committee                             FEES
             ---------                             ----
                                              1994       1995
                                             ------     ------
Audit                                        $  750     $1,000
Executive                                       -0-        -0-
Incentive Stock Option                          400        400
Investment, no quarterly board meetings       1,000      1,200
Investment, quarterly board meetings            500        600
Nominating                                      -0-        -0-
Planning                                      1,200      1,500
Special                                       1,000      1,000


Messrs. Chapman, Thompson and Wolfe are not paid fees for Board or committee meetings. The fees paid to the other Directors totalled $133,947 in 1994.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ending December 31, 1994, the Incentive Stock Option Committee of the Board consisted of Pier C. Borra, Richard C. Glowacki and Gregory G. Alexander until his retirement as a director of the Company in May 1994. On February 6, 1995, Mr. Unverferth was appointed to the Incentive Stock Option Committee. The Incentive Stock Option Committee of the Board has the authority to determine which officers and key employees of the Company will receive option awards under the Company's 1985 Incentive Stock Option Plan (the "1985 Plan") and the terms of any options granted under the Plan.

Mr. Alexander is a partner in the law firm of Shumaker, Loop & Kendrick, which the Company has retained with respect to various legal matters. Mr. Borra is the Chairman, President and Chief Executive Officer of Arbor Health Care Company ("Arbor"). During the fiscal year ending December 31, 1994, Bruce G. Thompson, the Chairman and Chief Executive Officer of the Company and a participant in the Plan, served as a member of the Board of Directors of Arbor.


REPORT OF THE INCENTIVE STOCK OPTION COMMITTEE

With the exception of incentive stock options awarded under the Company's Plan, the officers of the Company receive only nominal compensation from the Company. The aggregate amount of salary payments made by the Company to officers in 1994 was limited to $16,500. Although the officers of the Company are principally employed and compensated by the Management Company, the Board and the stockholders of the Company adopted the 1985 Plan in order to reward individual performance and to provide long-term incentives. Under the terms of the 1985 Plan, the ISO Committee has authority to approve stock option awards to officers of the Company and to determine the terms and conditions of such awards. The ISO Committee meets in January or February of each year.

On January 17, 1994, the ISO Committee granted to officers of the Company options to purchase 51,000 shares. Such grants included options to Mr. Thompson, the Chief Executive Officer of the Company, to acquire 12,000 shares. The criteria considered by the ISO Committee in deciding whether to grant stock options included the Company's financial performance during the prior year, individual performance and potential contributions to the Company's profitability and long term growth. The ISO Committee's decision to grant Mr. Thompson an option to acquire 12,000 shares was based on, among other things, Mr. Thompson's role in the Company's success during the fiscal year ending December 31, 1993, as well as the ISO Committee's perception of his past and expected future contributions to the Company's achievement of its long-term performance goals.

The ISO Committee believes that stock options provide a desirable set of incentives to retain and encourage future efforts by the Company's officers. Since the options are granted at prevailing market value, the options will only have value if the stock price increases.

Although the Company does not anticipate that the $1,000,000 compensation limit on federal tax deductions for executive compensation added to the Code by the 1993 tax legislation will apply to Mr. Thompson or other executive officers at this time, the Company is studying the issue and whether any changes to the Company's compensation policies will be necessary or desirable as a result.

The foregoing report was prepared by Messrs. Borra, Glowacki and Unverferth, the members of the ISO Committee.


STOCKHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a table comparing the yearly percentage change and the cumulative total stockholder return on the Company's shares against the cumulative total return of the S & P Composite-500 Stock Index and the NAREIT Hybrid Index prepared by NAREIT. The data are based on the last closing prices as of December 31 for each of the five years. 1989 equals $100 and dividends are assumed to be reinvested.

              12/31/89   12/31/90   12/31/91   12/31/92   12/31/93   12/31/94
              --------   --------   --------   --------   --------   --------
S & P 500      100.00      96.83     126.41     136.10     149.70     151.66
Company        100.00     104.18     181.22     203.04     235.51     224.41
Hybrid         100.00      71.79      99.90     116.47     141.14     146.79

Except to the extent the Company specifically incorporates this information by reference, the foregoing Report of the ISO Committee and Stock Price Performance Table shall not be deemed incorporated by reference by any general statement incorporating by reference the Company's Report Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934. This information shall not otherwise be deemed filed under such Acts.

Section 16(a) Compliance
- ------------------------

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Common Stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission and the New York Stock Exchange. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the directors and executive officers complied with all applicable filing requirements during the fiscal year ended December 31, 1994, except for Frederic
D. Wolfe, the President and a director of the Company, who filed late Form 4's for the months of November 1993 and June 1994.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth as of January 31, 1995, unless otherwise specified, certain information with respect to the beneficial ownership of the Company's shares by each person who is a Director of the Company and by the Directors and officers of the Company as a group. The Company's Management is not aware of any person who, as of December 31, 1994, was the beneficial owner of more than 5% of the outstanding shares of the Company.


          SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

                        Amount and Nature of Beneficial
     Name of               Ownership of Common Stock        Percent
  Beneficial Owner           as of January 1, 1995         of Class
- ---------------------  ----------------------------------  --------
Pier C. Borra          Sole voting power             0        N/A
                       Shared voting power           0        N/A
                       Sole investment power         0        N/A
                       Shared investment power   5,140        .04

George L.Chapman       Sole voting power        22,423(1)     .19
                       Shared voting power           0        N/A
                       Sole investment power    22,423(1)     .19
                       Shared investment power       0        N/A

George Chopivsky, Jr.  Sole voting power         3,076        .03
                       Shared voting power           0        N/A
                       Sole investment power     3,076        .03
                       Shared investment power       0        N/A

Bruce Douglas          Sole voting power        36,976        .32
                       Shared voting power           0        N/A
                       Sole investment power    36,976        .32
                       Shared investment power       0        N/A

Richard C. Glowacki    Sole voting power        16,202        .14
                       Shared voting power           0        N/A
                       Sole investment power    16,202        .14
                       Shared investment power       0        N/A

Sharon M. Oster        Sole voting power           100        .00
                       Shared voting power           0        N/A
                       Sole investment power       100        .00
                       Shared investment power       0        N/A

Bruce G. Thompson      Sole voting power        61,809(1)     .53
                       Shared voting power           0        N/A
                       Sole investment power    61,809(1)     .53
                       Shared investment power     606        .01

Richard A. Unverferth  Sole voting power             0        N/A
                       Shared voting power           0        N/A
                       Sole investment power         0        N/A
                       Shared investment power   3,816        .03

Frederic D. Wolfe      Sole voting power       111,623(1)     .95
                       Shared voting power      35,075        .30
                       Sole investment power   111,623(1)     .95
                       Shared investment power  35,075        .30

All Directors and      Sole voting power       308,341(2)    2.63
Officers as a          Shared voting power      35,075        .30
group (11 persons)     Sole investment power   308,341(2)    2.63
                       Shared investment power  44,637        .38


___________________

(1) Includes shares not actually owned by such individuals as of January 31, 1995, but of which beneficial ownership could be acquired currently by such individuals upon the exercise of outstanding options.

(2) Includes an aggregate of 116,534 shares not actually owned by such Directors and officers as of January 31, 1995, but of which beneficial ownership could be acquired currently by such Directors and officers upon the exercise of outstanding options.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Partnership Financings
- ----------------------

The Company has provided direct loans and credit enhancements to five partnerships in connection with four assisted living and retirement facilities and two nursing homes. First Toledo Corporation, which is wholly owned by Messrs. Thompson and Wolfe, serves as a general partner in each partnership in order to monitor and manage the affairs of the partnerships and the development and operations of the projects. The partnership structures facilitated industrial development bond financing in four of the projects and credit enhancements were provided in the form of the Company's agreement to purchase the facilities or the bonds in the event of default by the partnerships. As of December 31, 1994, the Company had $5,418,000 outstanding in loans to three of these partnerships and was obligated to make additional loans aggregating $369,000. The Company has contingent obligations under the agreements to purchase which currently total $20,175,000. For the years ended 1994, 1993 and 1992, the Company received $339,000, $422,000 and
$350,000, respectively in connection with its contingent obligations in the agreements to purchase. Messrs. Thompson and Wolfe are limited partners in three of the partnerships, an affiliate of Mr. Douglas, a director of the Company, serves as a general partner of one of the partnerships, and an affiliate of Messrs. Thompson and Wolfe, Kingston HealthCare Company, manages four of the facilities.

The Manager
- -----------

Messrs. Thompson and Wolfe, Chairman and Chief Executive Officer and Director, and President and Director of the Company, respectively, each own 50% of First Toledo Advisory Company, the Manager of the Company. In 1994, 1993 and 1992, the Manager was paid $3,087,000, $2,427,000 and $1,969,000, respectively in management fees by the Company.

Other Relationships
- -------------------

George Chopivsky, Jr., a Director of the Company, and his affiliates have interests in two behavioral care facilities for which the Company is providing financing in the total amount of $12,641,000.

Bruce G. Thompson, Chairman, Chief Executive Officer and Director of the Company, is a Director of Society National Bank, Toledo, which is a participant in the Company's revolving line of credit.

Frederic D. Wolfe, President and a Director of the Company, is a Director of National City Bank, Northwest (NCB), which is a participant in the Company's revolving line of credit. NCB is an affiliate of National City Bank of Cleveland, which is agent for, and a participant in, the Company's revolving line of credit.

For the years ended 1994, 1993 and 1992, the Company recorded lease income from Kingston in the amounts of $113,000, $272,000 and $439,000, respectively.

General
- -------

All of the related party matters were approved by a majority of Directors unaffiliated with the transactions. For the years ended December 31, 1994, 1993 and 1992, gross income from related parties totalled $3,810,000 $3,612,000, and $4,783,000 or 8.92%, 10.03% and
16.55%, respectively, of the gross income of the Company.