Form 10-Q
period 1995-03-31
HEALTH CARE REIT INC /DE/
filed 1995-05-08
CIK 766704

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON,  D. C.  20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1995
                              ------------------
                               OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                   Yes _____   No _____

               APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class:  Shares of Common Stock, $1.00 par value
                     Outstanding 11,649,725 shares

                        HEALTH CARE REIT, INC.

                                INDEX

                                                               Page

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

       Unaudited Consolidated Balance Sheet as of
       March 31, 1995 and Audited Consolidated Balance
       Sheet as of December 31, 1994.                            3

       Unaudited Consolidated Statements of Income
       for the three months ended March 31, 1995
       and 1994.                                                 4

       Unaudited Consolidated Statements of Cash Flows for
       the three months ended March 31, 1995 and 1994.           5

       Unaudited Consolidated Statements of Shareholders'
       Equity for the three months ended March 31, 1995
       and 1994.                                                 6

       Consolidated Notes to Financial Statements.               7


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                 7


Part II.    OTHER INFORMATION

Item 5.     Other Information.                                  10

Item 6.     Exhibits and Reports on Form 8-K.                   10

SIGNATURES                                                      11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)

HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                   March 31         March 31
                                                     1995             1994
                                                 (Unaudited)        (Audited)
                                                 ------------     ------------
ASSETS
Real Estate Related Investments:
  Loans receivable:
    Mortgage loans                               $231,122,105     $230,781,805
    Construction and other short-term loans        24,628,455       17,073,652
    Working capital loans to related parties        6,375,163        7,068,254
                                                 ------------     ------------
                                                  262,125,723      254,923,711

  Investment in operating-lease properties         56,841,913       57,231,651
  Investment in direct financing leases            11,369,894       11,427,721
                                                 ------------     ------------
                                                  330,337,530      323,583,083
  Less allowance for losses                         5,150,000        5,150,000
                                                 ------------     ------------
           NET REAL ESTATE RELATED INVESTMENTS    325,187,530      318,433,083

Other Assets:
  Deferred loan expenses                            2,445,429        2,469,260
  Investments                                         532,000
  Cash and cash equivalents                           647,286          935,449
  Receivables and other assets                      2,286,399        2,264,197
                                                 ------------     ------------
                                                    5,911,114        5,668,906
                                                 ------------     ------------
                                                 $331,098,644     $324,101,989
                                                 ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Borrowings under line of credit arrangements   $ 76,300,000     $ 70,900,000
  Other long-term obligations                      57,178,748       57,372,790
  Accrued expenses and other liabilities            8,386,728        6,649,424
                                                 ------------     ------------
                             TOTAL LIABILITIES    141,865,476      134,922,214

Shareholders' Equity:
  Preferred Stock, $1.00 par value:
    Authorized - 10,000,000 shares
      in 1995
    Issued and outstanding - none
  Common Stock, $1.00 par value:
    Authorized - 40,000,000 shares
    Issued and outstanding - 11,649,725
      in 1995 and 11,595,115 in 1994               11,649,725       11,595,115
  Capital in excess of par value                  162,192,064      161,086,758
  Undistributed net income                         15,391,379       16,497,902
                                                 ------------     ------------
                    TOTAL SHAREHOLDERS' EQUITY    189,233,168      189,179,775
                                                 ------------     ------------
                                                 $331,098,644     $324,101,989
                                                 ============     ============

See notes to financial statements




CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

HEALTH CARE REIT, INC. AND SUBSIDIARY

                                         Three Months Ended
                                              March 31
                                        1995            1994
                                    ---------------------------
Gross Income:
  Interest and other income         $ 7,526,250     $ 5,236,096
  Operating leases:
    Rents                             1,541,609       1,149,753
  Direct financing leases:
    Lease income                        382,164       1,685,742
    Gain on exercise of options                         192,275
  Loan and commitment fees              174,970         177,373
                                    -----------     -----------
                                      9,624,993       8,441,239


Expenses:
  Interest:
    Senior notes and other long-
      term obligations                1,455,976       1,545,209
    Line of credit arrangements       1,668,373         528,954
  Loan expense                          185,689          74,243
  Management fees                       645,658         643,054
  Provision for depreciation            389,738         301,937
  Other operating expenses              414,594         363,592
                                    -----------     -----------
                                      4,760,028       3,456,989
                                    -----------     -----------

                      NET INCOME    $ 4,864,965     $ 4,984,250
                                    ===========     ===========

Average number of shares
  outstanding                        11,619,386      11,467,040

Net income per share                $       .42     $       .43

Dividends per share                 $       .515    $       .495


See notes to financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                      Three Months Ended
                                                           March 31
                                                     1995             1994
                                                 -----------------------------
OPERATING ACTIVITIES:
  Net income                                     $  4,864,965     $  4,984,250

  Adjustments to reconcile net income to
  net cash provided by operating activities:

    Amortization of loan and organization
    expenses                                          186,228           74,782

    Provision for depreciation                        389,738          301,937

    Loan and commitment fees earned less
    than cash received                                242,086          368,187

    Direct financing lease income less than
    cash received                                      57,827          460,254

    Interest income (in excess of) less
    than cash received                                (45,863)         103,012
                                                 ------------     ------------

    CASH FLOWS FROM OPERATING ACTIVITIES
    AVAILABLE FOR DISTRIBUTION                      5,694,981        6,292,422

    Increase in accrued expenses and other
    liabilities                                     1,495,218          935,322

    Increase in other receivables and
    prepaid items                                     (22,741)        (332,458)
                                                 ------------     ------------
 NET CASH PROVIDED FROM OPERATING ACTIVITIES        7,167,458        6,895,286


INVESTING ACTIVITIES:
  Proceeds from exercise of lease purchase
  options                                                            1,610,393

  Purchase of investments                            (532,000)

  Investment in loans receivable                  (10,063,758)     (33,390,720)

  Investment in operating-lease properties                          (7,263,353)

  Investment in direct financing leases                             (1,300,000)

  Principal collected on loans                      2,907,609        4,354,536
                                                 ------------     ------------
       NET CASH USED IN INVESTING ACTIVITIES       (7,688,149)     (35,989,144)

FINANCING ACTIVITIES:
  Long-term borrowings under line of
  credit arrangements                              27,700,000       42,100,000

  Principal payments on long-term borrowings
  under line of credit arrangements               (22,300,000)     (12,800,000)

  Net proceeds from the issuance of shares          1,159,916        1,108,337

  Principal payments on other long-term
  obligations                                        (194,042)        (172,006)

  Increase in deferred loan expense                  (161,858)         (50,200)

  Cash distributions to shareholders               (5,971,488)      (5,665,897)
                                                 ------------     ------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES           232,528       24,520,234
                                                 ------------     ------------
Decrease in cash and cash equivalents                (288,163)      (4,573,624)

Cash and cash equivalents at beginning of
period                                                935,449        4,896,314
                                                 ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $    647,286     $    322,690
                                                 ============     ============

Supplemental Cash Flow Information --
Interest Paid                                    $  1,680,853     $  1,023,582
                                                 ============     ============

See notes to financial statements



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

HEALTH CARE REIT, INC. AND SUBSIDIARY

                                           Three Months Ended
                                                March 31
                                          1995            1994
                                      ----------------------------
Balances at beginning of period       $189,179,775    $184,131,828

Net income                               4,864,965       4,984,250

Proceeds from issuance of shares
under the dividend reinvestment
plan - 54,610 in 1995 and 47,980
in 1994                                  1,159,916       1,108,337

Cash dividend paid                      (5,971,488)     (5,665,897)
                                      ------------    ------------

Balances at end of period             $189,233,168    $184,558,518
                                      ============    ============


( ) Denotes deduction


See notes to financial statements



CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

Health Care REIT, Inc. and Subsidiary


Note A - Basis of Presentation
- ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily an indication of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

     Net income per share has been computed by dividing net income by the average number of shares outstanding.


Note B - Investments
- --------------------

     During the first quarter of 1995, the Company purchased common stock in a privately held company. This investment does not have a readily determinable fair value. Accordingly, this investment is recorded at the lower of cost or estimated net realizable value.


Note C - Contingencies
- ----------------------

     As disclosed in the financial statements for the year ended December 31, 1994, the Company was contingently liable for certain obligations amounting to approximately $20,175,000. No significant change in these contingencies has occurred as of March 31, 1995.


Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

     In the first quarter of 1995, the Company made an additional $1,000,000 mortgage loan on an existing facility and continued to finance nine construction loans and one participating loan for approximately $8,638,000. In addition, the Company received $1,050,000 principal repayment on a loan, as well as approximately $693,000 working capital loan repayments. The above loan activity is the reason total loans receivable increased $7,202,000 in the first quarter of 1995.

     The Company's working capital loans, all to related parties, are expected to slowly decline as the underlying projects continue to improve their financial performance and thereby pay down these loans.

     In the first quarter of 1995, the Company paid $532,000 for common stock in a privately held company with which the Company has several mortgage loans and operating-lease transactions. The investment was pursuant to warrants the Company obtained when it made the mortgage loans and invested in the operating-lease properties.


     Since December 31, 1994, borrowings under line of credit arrangements increased $5,400,000 due to the investment activity discussed above. As of March 31, 1995, the Company had approximately $120,387,000 in unfunded commitments and total available funding sources of approximately $102,200,000.

     During the first quarter of 1995, the Company received approximately $1,160,000 from the sale of its shares under the dividend reinvestment plan.


Results of Operations
- ---------------------

     Gross income for the first quarter of 1995 was $9,624,993 or 14% more than the first quarter of 1994. Interest income on loans receivable and operating lease rents increased while direct financing lease income and gain on exercise of options declined. The increase in interest income on loans receivable and operating lease rents is attributable to the growth in the loan and operating-lease portfolios, two long-term trends which the Company anticipates will continue. The decrease in direct financing lease income and gain on exercise of options is a reflection of other long-term trends which should also continue due to the decrease market acceptance of direct financing leases.

     In the first quarter of 1994, gross income included $192,275 in gains on exercise of options. However, there were no such gains for the comparable period in 1995. Future gains on exercise of options are anticipated to be few and modest, since the Company has only six remaining direct financing lease investments which total approximately $11,370,000.

     Net income totalled $4,864,965 in the first quarter of 1995 versus $4,984,250 for the comparable period in 1994. The decrease in net income was reflected in the $.42 per share earned in the first quarter of 1995 versus $.43 per share earned in the first quarter of 1994. Contributing factors were the absence of a gain on exercise of options in 1995 (discussed above) and a tightening in the Company's net interest rate margin, as explained below.

     Average earnings on assets (excluding gains) increased 44 basis points in the first quarter of 1995 versus the first quarter of 1994. The increase would have been higher except for placing three loans on non-accrual status (discussed below) during the first quarter of 1995. The increase in average earnings on assets was a reflection of converting construction loans to higher earning permanent mortgage loans during 1994 and the general rise in interest rates during the last 12 months. At the same time, the Company experienced a 117 basis point increase in its average cost of borrowing. This was primarily due to the general rise in interest rates, but the increase was also due to the cost of a variable interest rate swap, which is due to expire in May 1995. The Company does not intend to replace the expiring variable interest rate swap. Therefore, unless there is a renewed increase in general interest rates, the Company anticipates a moderation of its average cost of borrowing in the near future.

     As the Company continues to fulfill its financing commitments, its borrowings on the lines of credit will increase even more, which should favorably affect the average cost of debt.

     Lastly, the Company's net income was affected by the average quarter-end debt to equity ratio of .73 to 1 in 1995 versus .63 to 1 in the first quarter of 1994. The increase is due to the increase in real estate related investments. The increase in debt had the effect of increasing the Company's interest related expense.

     In January 1995, the Company filed a lawsuit for collection of past due interest and principal of approximately $1,994,000 related to a nursing home in Detroit, Michigan. In March of 1995, the Company filed two lawsuits in Florida to collect past due interest and principal on a mortgage loan secured by two behavioral care facilities. In connection with the March filing, the Company presented for payment and received $1,125,000 on a letter of credit securing the Florida mortgage loan. After application of the letter of credit proceeds, the Company's carrying value of the Florida mortgage loan is approximately $13,468,000. Each of these loans was put on non-accrual status effective the beginning of the month the respective lawsuits were filed. The Company has evaluated its allowance for losses and believes that the allowance is adequate, based on the information presently available.



                      PART II.  OTHER INFORMATION

Item 5.  Other Information
- --------------------------

     On January 18, 1995, the Company issued a press release in which it announced that the Board of Directors voted to pay a quarterly dividend of $.515 per share payable to shareholders of record on February 3, 1995.

     On February 6, 1995, the Company issued a press release in which it announced, among other things, that the Board of Directors had approved in principle the acquisition of First Toledo Advisory Company, the manager of the Company. The transaction is subject to definitive agreements, stockholder approval and other customary conditions.

     On February 9, 1995, the Company issued a press release in which it announced, among other things, that the 1994 net income per share for the year was up $.02 or .9% more than 1993.

     On March 24, 1995, the Company issued a press release in which it announced, among other things, that it had filed two lawsuits in Florida to collect past due interest and principal on a mortgage loan secured by two behavioral facilities.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

       (a)   Exhibits

             4.   Specimen of Note with Fifth Third Bank

            99.   Press release dated January 18, 1995
            99.   Press release dated February 6, 1995
            99.   Press release dated February 9, 1995
            99.   Press release dated March 24, 1995

       (b)   Reports on Form 8-K

             Reports on Form 8-K were filed on February 13, 1995 announcing the approval in principal to acquire First Toledo Advisory Company, Manager of the Company, and March 24, 1995 reporting on the filing of a lawsuit to collect past due interest and principal.



     Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HEALTH CARE REIT, INC.



Date:   May 8, 1995           By:   BRUCE G. THOMPSON
                                    Bruce G. Thompson, Chairman and
                                    Chief Executive Officer


Date:   May 8, 1995           By:   ROBERT J. PRUGER
                                    Robert J. Pruger, Chief
                                    Financial Officer



Date:   May 8, 1995           By:   KATHLEEN S. PREPHAN
                                    Kathleen S. Prephan, Chief
                                    Accounting Officer




                            EXHIBIT INDEX


The following documents are included in this Form 10-Q as Exhibits:


               Designation
               Number Under
Exhibit        Item 601 of                                    Page
Number        Regulation S-K      Exhibit Description        Number
- -------       --------------      -------------------        ------

   1                 4              Note with Fifth
                                       Third Bank              13

   2                99            Press Release dated
                                    January 18, 1995           20

   3                99            Press Release dated
                                    February 6, 1995           21

   4                99            Press Release dated
                                    February 9, 1995           22

   5                99            Press Release dated
                                     March 24, 1995            23