Form 10-K/A
period 1994-12-31
HEALTH CARE REIT INC /DE/
filed 1995-06-28
CIK 766704

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K/A

                               AMENDMENT NO. 2 TO

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


          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
          Title of Each Class                              on Which Registered
          -------------------                            -----------------------
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
                       Yes    X                 No
                           -------                  -------

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




This document contains 31 pages.

                                  FORM 10-K/A
                        AMENDMENT NO. 2 TO ANNUAL REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934
                             HEALTH CARE REIT, INC.


                 The undersigned registrant hereby amends the following items, financial statements, or other portions of its Annual Report on Form 10-K for the year ended December 31, 1994.

         ITEM  1.         BUSINESS

         ITEM  2.         PROPERTIES

         ITEM  6.         SELECTED FINANCIAL DATA

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

         ITEM  8.         FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

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


         Investments are typically structured using mortgage loans or operating leases which are normally secured by guarantees and/or letters of credit. The Company typically finances up to 90% of the appraised value of the property. Since 1986, the Company's mortgage loan portfolio has substantially grown while its direct financing lease portfolio has declined significantly. From 1986 to 1994, the Company's mortgage loan portfolio has increased from $34,186,000 to $230,782,000 while its direct financing lease portfolio has declined from $91,696,000 to $11,428,000. From 1988 to 1994, the Company's operating lease portfolio has increased from $7,709,000 to $57,232,000. In addition, the Company provides construction financing and in the past provided credit enhancements to facilitate bond financings.

         The Company has obtained warrants from three operators to purchase their common stock. If the market value of such common stock sufficiently increases, the warrants may have the effect of increasing the Company's return on its investments. None of the warrants are publicly traded. However, the underlying common stock that relates to one set of warrants is publicly traded, and the market price of such stock was below the strike price of the related warrants at December 31, 1994.

         MORTGAGE LOANS. At December 31, 1994, the Company had 52 mortgage loans on 49 Properties totalling $230,782,000, more than 95% of which are secured by first mortgages. Generally, the Company's mortgage loans have terms of five to ten years with a renewal term, and have a 1% commitment fee, interest payment rates of 350 to 550 basis points over the relevant Treasury Note rate set at the beginning of the mortgage loan, and a 2% to 3% annual increase over the initial interest payment rate. Of the 52 mortgage loans, 47 require principal reduction, a feature not required for most mortgage loans made before 1991. The interest rate on mortgage loans closed through 1991 generally provided for an initial interest payment rate set at 400 to 450 basis points over the five or seven-year Treasury Note rate set at the beginning of the mortgage loan plus an additional 100 to 300 basis points of interest which is added to principal resulting in a repayment of principal at maturity greater than the original amount. While the Company's mortgage loans are structured to provide substantially the same economic benefit (same internal rate of return) as direct financing leases and operating leases over the life of the loan, the timing on recognition of income is different among the three types of investments. See the notes to the Consolidated Financial Statements for an explanation on the recognition of income.

         At December 31, 1994, interest rates on the Company's mortgage loans ranged from 8.75% to 16.97% and earned an average of approximately 11.39% (excluding prepayment fees) during 1994. The Company's mortgage loans generally impose a substantial fee upon prepayment equal to 9% of the principal balance of the mortgage loan in the earliest years of the loan with the amount of the prepayment fee declining through the last year of the mortgage loan when the prepayment fee expires. Furthermore, since 1994, the Company has included an initial period during which no prepayments are permitted. During 1994, the Company received $32,026,000 in principal pre-payments, which generated $1,493,000 in pre-payment fees.


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

         CREDIT ENHANCEMENTS. In 1984 and 1985, the Company provided credit enhancements to four related parties which facilitated lower cost industrial development revenue bond financing. These credit enhancements took the form of agreements to purchase health care facilities or the loans in respect thereof in the event the owners default upon their obligations. In consideration for such credit enhancements, the Company receives annual fees of 1.5% of the original bond amounts ($339,000 recognized in 1994). The Company does not anticipate offering credit enhancements in the future. As of December 31, 1994, the Company had credit enhancements relating to industrial development revenue bonds totalling $20,175,000.


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

     As part of its investment portfolio, at December 31, 1994, the Company owned and leased to qualified professional operators 11 nursing homes, seven assisted living facilities, and three primary care facilities. These facilities are located in Arizona, Connecticut, Florida, Illinois, Indiana, Kentucky, Missouri, North Carolina, Ohio, Pennsylvania, Texas, Virginia and West Virginia. The foregoing properties are also part of the Company's investment portfolio. See Item 1. BUSINESS - "Investment Portfolio" above.

ITEM 6.  SELECTED FINANCIAL DATA


                                                          1994           1993            1992           1991            1990
                                                        --------       --------        --------       --------        --------
Gross Income                                            $ 42,732       $ 36,018        $ 28,908       $ 29,248        $ 26,874
Net Income                                                24,953         20,055          16,515         13,126          11,544
Loans Receivable                                         254,924        185,282         151,414        123,812          93,689

Investment in Operating-Lease
   Properties and Other                                   57,232         42,776          10,301         14,800          14,850
Investment in Direct Financing Leases                     11,428         52,950          65,411         68,391          78,140
Total Assets                                             324,102        285,024         226,207        207,204         189,720
Borrowings Under Line of Credit
   Arrangements                                           70,900         35,000          78,900         62,200          74,100

Senior Notes and Other Long-Term
   Obligations                                            57,373         61,311          24,819         28,144          35,563
Shareholders' Equity                                     189,180        184,132         118,948        113,956          76,621
Cash Distributions to Shareholders                        23,127         18,252          15,922         12,042          10,566

Cash Flows From Operating Activities
  Available for Distribution (1)                          31,697         22,780          18,654         14,927          13,308

Average Number of Shares Outstanding                      11,519          9,339           8,629          6,828           6,151
Per Share:

   Net Income                                               2.17           2.15            1.91           1.92            1.88
   Distributions                                            2.01           1.93            1.85           1.77            1.72

In thousands, except per share amounts



(1)      Cash Flows From Operating Activities Available for Distribution is defined as net cash provided from operating activities, but does not consider the effects of changes in operating assets and liabilities such as other receivables and accrued expenses. The Company uses Cash Flows From Operating Activities Available for Distribution in evaluating investments and the Company's operating performance.  Cash Flows From Operating Activities Available for Distribution does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.


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

         The provision for losses was $1,000,000, $150,000, and $602,000 in 1994, 1993, 1992, respectively. The increased provision in 1994 over 1993 reflected the difficulty the Company began to experience in

1994 with two investments, one in Florida and a second in Michigan. In addition, the Company has several working capital loans totalling $2,356,000 at December 31, 1994 to a New Mexico retirement center, which has been on a non-accrual status for several years. The retirement center's financial performance has improved in recent years, and therefore, the Company presently intends to take no action.

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

Cash dividends paid--$1.85 per
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
                                                   ===========       ============         ============          ============



See accompanying notes.

                            HEALTH CARE REIT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                     Year Ended December 31
                                                                       1994                  1993                    1992
                                                                   -----------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                       $ 24,952,918          $ 20,054,938            $ 16,515,011

  Adjustments to reconcile net income to
    net cash provided from operating
    activities:

      Amortization of loan and organization
        expenses                                                        639,781               328,546                 243,728

      Provision for losses                                            1,000,000               150,000                 557,664

      Provision for depreciation                                      1,385,077               790,471                 408,502

      Loan and commitment fees earned
        less than cash received                                         693,213               494,292                 528,050

      Direct financing lease income less
        than cash received                                              905,860               376,046                 431,167

      Operating lease income less than
        cash received                                                                                               1,079,711

      Interest income less than (in
        excess of) cash received                                      2,120,035               586,092              (1,109,841)
                                                                   ------------          ------------            ------------

  Cash Flows from Operating Activities
    Available for Distribution                                       31,696,884            22,780,385              18,653,992

      Increase in accrued expenses and
        other liabilities                                               856,127               547,715                 106,703

      Increase in receivables and other
        assets                                                         (575,571)             (148,487)               (451,589)
                                                                   ------------          ------------            ------------

Net cash provided from operating activities                          31,977,440            23,179,613              18,309,106

INVESTING ACTIVITIES
  Investment in loans receivable                                   (118,204,990)          (90,650,648)            (40,597,098)

  Investment in operating-lease properties                          (14,053,050)          (20,766,000)             (5,700,000)

  Investment in direct financing leases                              (1,300,000)

  Principal collected on loans                                       48,760,717            43,696,715               9,856,237

  Proceeds from exercise of purchase
    options                                                          38,330,065            12,085,262              15,533,527

  Other                                                                                       135,000                 454,387
                                                                   ------------          ------------            ------------

Net cash used in investing activities                               (46,467,258)          (55,499,671)            (20,452,947)

FINANCING ACTIVITIES
  Increase in borrowings under line of
    credit arrangements                                             266,900,000           209,400,000             121,500,000

  Principal payments on borrowings under
    line of credit arrangements                                    (231,000,000)         (253,300,000)           (104,800,000)

  Borrowings under senior notes                                                            52,000,000

  Principal payments on other long-term
    obligations                                                      (3,938,325)          (15,508,351)             (3,324,343)

  Proceeds from the issuance of shares                                3,221,667            67,108,111               4,399,755

  Payment of stock issuance expenses                                                       (3,727,470)

  Increase in deferred loan and
    organization expense                                             (1,527,751)             (770,041)                 (8,222)

  Cash distributions to shareholders                                (23,126,638)          (18,251,745)            (15,922,353)
                                                                   ------------          ------------            ------------
Net cash provided from financing
  activities                                                         10,528,953            36,950,504               1,844,837
                                                                   ------------          ------------            ------------

(Decrease) increase in cash and cash
  equivalents                                                        (3,960,865)            4,630,446                (299,004)

Cash and cash equivalents at beginning
  of year                                                             4,896,314               265,868                 564,872
                                                                   ------------          ------------            ------------

Cash and cash equivalents at end of year                           $    935,449          $  4,896,314            $    265,868
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

Investment in Operating-Lease Properties
- ----------------------------------------

Certain properties owned by the Company are leased under operating leases. These properties are recorded at the lower of cost or net realizable value. Depreciation is provided for at rates which are expected to amortize the cost of the assets over their estimated useful lives using the straight line method. Operating lease income includes the rent payments and certain guaranty payments by the lessee, which are generally recognized on a straight-line basis over the minimum lease period.


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

                            HEALTH CARE REIT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2.       LOANS RECEIVABLE

The following is a summary of loans receivable:
                                                                                 DECEMBER 31
                                                                              1994          1993
                                                                          -------------------------
Mortgage loans                                                            $208,566,120          $143,338,778
Mortgage loans to related parties                                           22,215,685            21,808,666
Construction and other short-term loans                                     17,073,652            12,730,043
Construction loans to related parties                                                                169,787
Working capital loans to related parties                                     7,068,254             7,234,327
                                                                          ------------          ------------
                                  TOTALS                                  $254,923,711          $185,281,601
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

                            HEALTH CARE REIT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3.       INVESTMENT IN LEASES

The following are the components of investment in direct financing leases:

                                                                              DECEMBER 31
                                                                          1994           1993
                                                                      --------------------------
Total minimum lease payments
  receivable--(i)                                                     $ 20,543,530             $106,321,047
Estimated unguaranteed residual values
  of leased properties                                                   6,063,649               21,118,637
Unearned income                                                        (15,179,458)             (74,489,496)
                                                                      ------------             ------------
Investment in direct financing leases                                 $ 11,427,721             $ 52,950,188
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

                            HEALTH CARE REIT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.   ALLOWANCE FOR LOSSES (CONTINUED)

                                                                Portion of
                                                           Allowance Related to
                                                         -----------------------
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
                                                         ==========           ==========           ==========



5.       BORROWINGS UNDER LINE OF CREDIT ARRANGEMENTS
         AND RELATED ITEMS

The Company has a credit arrangement with a consortium of ten banks providing for a revolving line of credit (revolving credit) in the amount of $150,000,000 which expires on March 31, 1997. The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months on either the agent bank's base rate of interest or 1 1/2% over LIBOR interest rate (based at the Company's option). The effective interest rate at December 31, 1994 was 7.95%. In addition, the Company pays a commitment fee at an annual rate of 1/2% of the unused line and an annual agent's fee of $75,000. At December 31, 1994, the revolving line of credit was collateralized by 27 real estate related investments in health care facilities. Principal is due upon expiration of the agreement, but the total amount outstanding may not exceed a specified percentage of the agreed-upon values of the collateral.


The Company has two other lines of credit with two banks for a total of $18,500,000 which expire at various dates through May 31, 1995. Borrowings under these lines of credit are subject to interest at each bank's prime rate of interest (8 1/2% at December 31, 1994) and are due on demand.

The following information relates to aggregate borrowings under the line of credit arrangements:

                            HEALTH CARE REIT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5.       BORROWINGS UNDER LINE OF CREDIT ARRANGEMENTS
         AND RELATED ITEMS (CONTINUED)


                                                                  YEAR ENDED DECEMBER 31
                                                             1994          1993          1992
                                                         ---------------------------------------
Balance outstanding at December 31                       $ 70,900,000         $ 35,000,000        $78,900,000
Maximum amount outstanding at any
  month end                                                70,900,000          107,900,000         78,900,000
Average amount outstanding (total
  of daily principal balances
  divided by days in year)                                 51,422,466           76,241,644         59,103,279

Weighted average interest rate
  (actual interest expense divided
  by average borrowings outstanding)                            6.88%                5.01%              5.83%


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


The following information relates to other long-term obligations:

                                                                                DECEMBER 31
                                                                            1994          1993
                                                                        -------------------------
Notes payable related to industrial
  development bonds, collateralized
  by health care facilities--3 in
  1994 and 6 in 1993, interest rates
  from 10.75% to 15%, maturing at
  various dates to 2004                                                 $ 3,620,000             $ 7,300,000
Mortgage loans, collateralized by
  health care facilities--2 in 1994
  and 1993, interest rates from 8.75%
  to 15.5%, maturing at various dates
  to 2005                                                                 1,752,790               2,011,115
                                                                        -----------             -----------
                                TOTALS                                  $ 5,372,790             $ 9,311,115
                                                                        ===========             ===========


At December 31, 1994, the annual payments on these long-term obligations for the succeeding five years are as follows:

                                    Principal                  Interest                  Total
                                   -----------               -----------              -----------
         1995                      $   451,561               $4,599,196               $ 5,050,757
         1996                          357,969                4,554,129                 4,912,098
         1997                          695,466                4,498,831                 5,194,297
         1998                       23,367,256                3,590,973                26,958,229
         1999                          242,947                2,709,569                 2,952,516



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


8.       DISTRIBUTIONS

In order to continue to qualify as a real estate investment trust for federal income tax purposes, 95% of taxable income (not including capital gains) must be distributed to shareholders. Real estate invest-ment trusts which do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The Company's excise tax expense was $575,000 and $132,000 for the years ended December 31, 1994 and 1993, respectively. Undis-tributed net income for federal income tax purposes amounted to $18,029,000 at December 31, 1994. The principal reason for the difference between undistributed net income for federal income tax purposes and financial statement purposes is the use of the operating method of accounting for leases for federal income tax purposes. Cash distributions paid to shareholders, for federal income tax purposes, are as follows:


                                                         YEAR ENDED DECEMBER 31
                                                          1994     1993    1992
                                                         -----------------------
          Per Share:
            Ordinary income                              $ .72           $1.49          $1.55
            Capital gains                                 1.29             .44            .30
                                                         -----           -----          -----
                     TOTALS                              $2.01           $1.93          $1.85
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

                            HEALTH CARE REIT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





12.      DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practi-cable to estimate that value.

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

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993 are as follows:

                            HEALTH CARE REIT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



12.      DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                      DECEMBER 31, 1994                         DECEMBER 31, 1993
                                                  --------------------------                --------------------------
                                                    CARRYING                                  CARRYING
                                                     AMOUNT            FAIR VALUE              AMOUNT            FAIR VALUE
                                                  -----------          -----------          -----------         ------------
Financial Assets:
  Mortgage loans                                  $230,781,805         $225,306,000         $165,147,144        $164,371,000
  Working capital and
    construction loans                              24,141,906           24,141,906           20,134,157          20,134,157

  Cash and cash equivalents                            935,449              935,449            4,896,314           4,896,314
Financial Liabilities:
  Borrowings under line of
    credit arrangements                             70,900,000           70,900,000           35,000,000          35,000,000
  Senior notes payable                              52,000,000           46,307,000           52,000,000          51,463,000

  Industrial development bonds                       3,620,000            4,343,000            7,300,000           9,556,000
  Mortgage loans payable                             1,752,790            1,752,790            2,011,115           2,011,115
Unrecognized Financial
  Instruments:

  Interest rate swap agreements                                             339,000                                2,629,000
  Commitments to finance                           135,141,000          135,141,000           41,902,000          41,902,000
  Guarantees of obligations                         20,175,000           20,175,000           21,255,000          21,255,000





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


CLASS I:  DIRECTORS (1)

                                                                          Director        Board Committee
               Name                  Age     Principal Occupation (2)       Since            Membership
               ----                  ---     ------------------------       -----            ----------
 Richard C. Glowacki                  62    President of The Danberry        1981     Audit, Executive,
                                            Management Company (real                  Incentive Stock
                                            estate brokerage and                      Option, Nominating,
                                            investment activities)                    Planning and Special
                                                                                         Committees
 Bruce G. Thompson                    65    Chairman and Chief              1971      Executive, Investment
                                            Executive Officer of the                  and Planning
                                            Company; 1994-Present                     Committees
                                            President and Director of
                                            First Toledo Advisory
                                            Company (Manager of the
                                            Company); President and
                                            Director of First Toledo
                                            Corporation (affiliate of
                                            the Company); Director of
                                            WT Management Company
                                            (affiliate of the Company);
                                            Director of Kingston
                                            HealthCare Company,
                                            formerly WTR Corp
                                            (affiliate of the Company);
                                            Director of Society
                                            National Bank, Toledo
                                            (commercial bank); Director
                                            of The Douglas Company
                                            (general contractor); and
                                            Director of Arbor Health
                                            Care Company (developer and
                                            operator of nursing homes;
                                            public company)


 Richard A. Unverferth                71    Chairman of Unverferth           1971     Audit, Executive,
                                            Manufacturing Company, Inc.               Incentive Stock
                                            (agricultural equipment                   Option, Investment,
                                            manufacturer); and Chairman               Nominating, Planning
                                            of the Board of H.C.F.,                   and Special Committees
                                            Inc. (operator of a nursing
                                            home chain)


CLASS II:  DIRECTORS (1)



                                                                          Director        Board Committee
               Name                  Age     Principal Occupation (2)       Since            Membership
               ----                  ---     ------------------------       -----            ----------
 George Chopivsky, Jr.                48    Chairman of United               1984     Investment, Nominating
                                            Psychiatric Corporation                   and Planning
                                            (psychiatric hospitals);                  Committees
                                            and Director of Franklin
                                            National Bank (commercial
                                            bank)

                                                                          Director        Board Committee
               Name                  Age     Principal Occupation (2)       Since            Membership
               ----                  ---     ------------------------       -----            ----------
 Bruce Douglas                        62    Chairman of the Board of        1975      Investment and
                                            The Douglas Company                       Planning Committees
                                            (general contractor)
 Frederic D. Wolfe                    65    President of the Company;        1971     Executive, Investment
                                            1994-Present Chairman of                  and Planning
                                            the Board and Director of                 Committees
                                            First Toledo Advisory
                                            Company (Manager of the
                                            Company); Chairman of the
                                            Board and Director of First
                                            Toledo Corporation
                                            (affiliate of the Company);
                                            Director of WT Management
                                            Company (affiliate of the
                                            Company); Director of
                                            Kingston HealthCare
                                            Company, formerly WTR Corp
                                            (affiliate of the Company);
                                            and Director of National
                                            City Bank, Northwest
                                            (commercial bank)


CLASS III:  DIRECTORS (1)


                                                                          Director        Board Committee
               Name                  Age     Principal Occupation (2)       Since            Membership
               ----                  ---     ------------------------       -----            ----------

 Pier C. Borra                        55    Chairman, President and          1991     Incentive Stock
                                            Chief Executive Officer of                Option, Investment,
                                            Arbor Health Care Company                 Planning and Special
                                            (developer and operator of                Committees
                                            nursing homes;
                                            public company)

 George L. Chapman                    47    Executive Vice President        1994      Planning Committee
                                            and General Counsel of the
                                            Company; 1994-Present
                                            Executive Vice President
                                            and General Counsel of
                                            First Toledo Advisory
                                            Company (Manager of the
                                            Company); Executive Vice
                                            President and General
                                            Counsel of First Toledo
                                            Corporation (affiliate of
                                            the Company); and prior to
                                            January 1992, Attorney-at-
                                            Law, Shumaker, Loop &
                                            Kendrick (law firm)

 Sharon M. Oster                      46    Professor of Management,         1994     Planning Committee
                                            Yale School of Management,
                                            Yale University and Director
                                            of Aristotic Corporation
                                            (public company)

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



EXECUTIVE OFFICERS OF THE COMPANY

         The following information is furnished as to the Executive Officers of the Company, each of whom has a term of office of one year or until their successors are chosen and qualified or until their earlier resignation or removal:

                                                                                      Year Appointed
            Name             Age           Office and Business Experience           Executive Officer
            ----             ---           ------------------------------           -----------------
 Bruce G. Thompson             65   Chairman and Chief Executive Officer of the            1971
                                    Company; JUNE 1994-PRESENT President and
                                    Director of First Toledo Advisory Company
                                    (Manager of the Company); President and
                                    Director of First Toledo Corporation
                                    (affiliate of the Company); Director of WT
                                    Management Company (affiliate of the
                                    Company); Director of Kingston HealthCare
                                    Company, formerly WTR Corp (affiliate of the
                                    Company); Director of Society National Bank,
                                    Toledo (commercial bank); Director of The
                                    Douglas Company (general contractor); and
                                    Director of Arbor Health Care Company
                                    (developer and operator of nursing homes)

 Frederic D. Wolfe             65   President of the Company; JUNE 1994-PRESENT            1971
                                    Chairman of the Board and Director of First
                                    Toledo Advisory Company (Manager of the
                                    Company); Chairman of the Board and Director
                                    of First Toledo Corporation (affiliate of the
                                    Company; Director of WT Management Company
                                    (affiliate of the Company); Director of
                                    Kingston HealthCare Company, formerly WTR
                                    Corp (affiliate of the Company); and Director
                                    of National City Bank, Northwest (commercial
                                    bank)

 George L. Chapman             47   JANUARY 1992-PRESENT Executive Vice President          1992
                                    and General Counsel of the Company; Executive
                                    Vice President and General Counsel of First
                                    Toledo Corporation (affiliate of the
                                    Company); JUNE 1994-PRESENT Executive Vice
                                    President and General Counsel of First Toledo
                                    Advisory Company (Manager of the Company);
                                    and 1979-1991 Attorney-at-Law, Shumaker, Loop
                                    & Kendrick (law firm)

 Erin C. Ibele                 33   JANUARY 1993-PRESENT Vice President and                1987
                                    Corporate Secretary of the Company; 1987-
                                    JANUARY 1993 Corporate Secretary of the
                                    Company; and Vice President, Corporate
                                    Secretary and Director of First Toledo
                                    Corporation (affiliate of the Company); and
                                    JUNE 1994-PRESENT Vice President, Corporate
                                    Secretary and Director of First Toledo
                                    Advisory Company (Manager of the Company)

 Robert J. Pruger              46   Chief Financial Officer and Treasurer of the           1986
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


                           SUMMARY COMPENSATION TABLE
                                                                                      Long-Term
         Name and                                 Annual Compensation                Compensation
                                                 ---------------------               ------------
     Principal Position               Year       Salary($)        Bonus($)              Options
   ----------------------             ----       ---------        --------              -------
Bruce G. Thompson,                    1994          $4,000             -0-              12,000
  Chairman and                        1993           4,000             -0-              10,000
  Chief Executive Officer             1992           4,000             -0-              10,000




                       OPTION GRANTS IN LAST FISCAL YEAR
                            Number of      % of Total
                            Shares         Options                                  Potential Realizable
                            Underlying     Granted to                               Value at Assumed Annual
                            Options        Employees      Exercise                  Rate of Stock Price
                            Granted (#)    in Fiscal      price       Expiration    Appreciation for Option
 Name                       (1), (2)       Year           ($/SH)         Date              Term(3)
 ----                       -----------    ---------      ------      ----------    ----------------------
                                                                                       5%($)         10%($)
                                                                                       -----         ------
 Bruce G. Thompson          12,000         23.53%         $23.9375    1-16-2004     $150,543     $381,492

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



                                                AGGREGATED OPTION EXERCISES IN LAST
                                                    FISCAL YEAR AND FISCAL YEAR
                                                         END OPTION VALUES
                         Shares
                        Acquired      Value     Number of Shares Underlying       Value of Unexercised In-
                           On       Realized        Unexercised Options             The-Money Options at
         Name           Exercise       ($)           at Fiscal Year End             Fiscal Year End ($)
         ----           --------       ---           ------------------              -------------------
                                                Exercisable    Unexercisable   Exercisable     Unexercisable
                                                -----------    -------------   -----------     -------------
 Bruce G. Thompson       14,500     $137,094      19,469         22,531          $63,750            $0


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

         The ISO Committee met on January 17, 1994 and granted officers of the Company options to purchase an aggregate of 51,000 shares, including options granted to Mr. Bruce Thompson, the Chief Executive Officer of the Company, to acquire 12,000 shares. In deciding to grant these stock options, the ISO Committeee considered several different criteria, including the Company's financial performance during the prior year, the contributions individual officers had made to the Company's success during that period, and the need to provide greater equity-based incentives to retain and adequately motivate members of the management team. The Committeee reviewed indicators of the Company's financial performance such as the steady growth in the Company's cash flow from operating activities available for distribution during the year, and the increase in the Company' portfolio of properties. The awards, however were not specifically based upon financial performance. Instead, the ISO Committee's decisions were based in large part on senior management's success in achieving several major non-quantitative strategic goals. These goals included the successful completion of an equity offering, senior management's continued progress in developing and strengthening the Company's marketing team and strategies, and the Company's continued success in locating and completing transactions with high-quality health care facility operators.

         The ISO Committee considered Mr. Thompson's leadership crucial to the Company's achievement of these goals, and therefore decided he should receive an option award that was a significant indicator of his value to the Company. In determining that 12,000 shares was the appropriate amount, the ISO Committee considered the size of the option grants awarded to Mr. Thompson in prior years, and the extent of his total holdings of shares of the Company stock (including previously granted but unexercised options to acquire additional shares). The ISO Committeee determined that an option for 12,000 shares would be sufficiently large to provide Mr. Thompson with additional motivation to continue his efforts.

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


STOCKHOLDER RETURN PERFORMANCE PRESENTATION

        Set forth below is a table comparing the yearly percentage change and the cumulative total stockholder return on the Company's shares against the cumulative total return of the S & P Composite-500 Stock Index and the NAREIT
Hybrid Index prepared by NAREIT. Twenty-two companies comprise the NAREIT
Hybrid Index. The Index consists of REITs identified by NAREIT as hybrid (those
REITs which have both mortgage and equity investments). Upon written request the Company shall provide stockholders with the names of the component issuers.
The data are based on the last closing prices as of December 31 for each of the five years. 1989 equals $100 and dividends are assumed to be reinvested.

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


         Except to the extent the Company specifically incorporates this information by reference, the foregoing Report of the ISO Committee and Stock Price Performance Table shall not be deemed incorporated by reference by any general statement incorporating by reference the Company's Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934. This information shall not otherwise be deemed filed under such Acts.

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


                                  SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

                                                             Amount and Nature of Beneficial
                                                                Ownership of Common Stock                Percent
                            Name of Beneficial Owner              as of January 31, 1995                of Class
                            ------------------------              ----------------------                --------

                           Pier C. Borra                 Sole voting power                 0               N/A
                                                         Shared voting power               0               N/A
                                                         Sole investment power             0               N/A
                                                         Shared investment power       5,140               .04
                                                                                     -------           -------
                                                         Total                         5,140               .04

                           George L. Chapman             Sole voting power            22,423(1)            .19
                                                         Shared voting power               0               N/A
                                                         Sole investment power        22,423(1)            .19
                                                         Shared investment power           0               N/A
                                                                                     -------           -------
                                                         Total                        22,423               .19

                           George Chopivsky, Jr.         Sole voting power             3,076               .03
                                                         Shared voting power               0               N/A
                                                         Sole investment power         3,076               .03
                                                         Shared investment power           0               N/A
                                                                                     -------           -------
                                                         Total                         3,076               .03

                           Bruce Douglas                 Sole voting power            36,976               .32
                                                         Shared voting power               0               N/A
                                                         Sole investment power        36,976               .32
                                                         Shared investment power           0               N/A
                                                                                     -------           -------
                                                         Total                        36,976               .32

                           Richard C. Glowacki           Sole voting power            16,202               .14
                                                         Shared voting power               0               N/A
                                                         Sole investment power        16,202               .14
                                                         Shared investment power           0               N/A
                                                                                     -------           -------
                                                         Total                        16,202               .14

                           Sharon M. Oster               Sole voting power               100               .00
                                                         Shared voting power               0               N/A
                                                         Sole investment power           100               .00
                                                         Shared investment power           0               N/A
                                                                                     -------           -------
                                                         Total                           100               .00

                           Bruce G. Thompson             Sole voting power            61,809(1)            .53
                                                         Shared voting power               0               N/A
                                                         Sole investment power        61,809(1)            .53
                                                         Shared investment power         606               .01
                                                                                     -------           -------
                                                         Total                        62,415               .54

                           Richard A. Unverferth         Sole voting power                 0               N/A
                                                         Shared voting power               0               N/A
                                                         Sole investment power             0               N/A
                                                         Shared investment power       3,816               .03
                                                                                     -------           -------
                                                         Total                         3,816               .03

                           Frederic D. Wolfe             Sole voting power            111,623(1)           .95
                                                         Shared voting power          35,075               .30
                                                         Sole investment power        111,623(1)           .95
                                                         Shared investment power       35,075              .30
                                                                                     -------           -------
                                                         Total                       146,698              1.25

                           All Directors and Officers    Sole voting power            308,341(2)          2.63
                             as a group (11 persons)     Shared voting power           35,075              .30
                                                         Sole investment power        308,341(2)          2.63
                                                         Shared investment power       44,637              .38
                                                                                     -------           -------
                                                         Total                       696,394              5.94

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

The Manager
- -----------
         Messrs. Thompson and Wolfe, Chairman, Chief Executive Officer and Director and President and Director of the Company, respectively each own 50% of First Toledo Advisory Company, the Manager of the Company. In 1994, 1993 and 1992, the Manager was paid $3,087,000, $2,427,000 and $1,969,000, respectively in management fees by the Company.

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