Form 10-Q
period 1995-06-30
HEALTH CARE REIT INC /DE/
filed 1995-07-27
CIK 766704

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON,  D. C.  20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1995
                        OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

___________________________________________________________________
      (Former name, former address and former fiscal year,
                  if changed since last report)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.          Yes  X.   No ___.

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

         Class:  Shares of Common Stock, $1.00 par value
                      Outstanding 11,695,832 shares

                     HEALTH CARE REIT, INC.

                             INDEX
                                                               Page

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

       Consolidated Balance Sheets as of June 30,
       1995 and December 31, 1994.                               3

       Consolidated Statements of Income --- Three
       months ended June 30, 1995 and 1994; six
       months ended June 30, 1995 and 1994.                      4

       Consolidated Statements of Cash Flows ---
       Six months ended June 30, 1995 and 1994.                  5

       Consolidated Statements of Shareholders' Equity
       --- Six months ended June 30, 1995 and 1994.              6

       Notes to Consolidated Financial Statements.               7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                   8


Part II.   OTHER INFORMATION

Item 5.    Other Information.                                   10

Item 6.    Exhibits and Reports on Form 8-K.                    10


SIGNATURES                                                      11

                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


CONSOLIDATED BALANCE SHEETS (Unaudited)

HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                                  December 31
                                                    June 30           1994
                                                      1995           (Note)
                                                  ------------    ------------
ASSETS
  Real Estate Related Investments:
    Loans receivable:
      Mortgage loans                              $271,079,427    $230,781,805
      Construction and other short-term loans       24,017,966      17,073,652
      Working capital loans to related parties       6,662,331       7,068,254
                                                  ------------    ------------
                                                   301,759,724     254,923,711

    Investment in operating-lease properties        57,777,576      57,231,651
    Investment in direct financing leases           11,332,340      11,427,721
                                                  ------------    ------------
                                                   370,869,640     323,583,083
    Less allowance for losses                        5,150,000       5,150,000
                                                  ------------    ------------
           NET REAL ESTATE RELATED INVESTMENTS     365,719,640     318,433,083
Other Assets:
  Deferred loan expenses                             2,656,444       2,469,260
  Investments                                          532,000
  Cash and cash equivalents                            658,717         935,449
  Receivables and other assets                       2,601,203       2,264,197
                                                  ------------    ------------
                                                     6,448,364       5,668,906
                                                  ------------    ------------
                                                  $372,168,004    $324,101,989
                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Borrowings under line of credit arrangements    $119,100,000    $ 70,900,000
  Other long-term obligations                       57,050,699      57,372,790
  Accrued expenses and other liabilities             7,329,543       6,649,424
                                                  ------------    ------------
                             TOTAL LIABILITIES     183,480,242     134,922,214

Shareholders' Equity:
  Preferred Stock, $1.00 par value:
    Authorized - 10,000,000 shares
    Issued and outstanding - none
  Common Stock, $1.00 par value:
    Authorized - 40,000,000 shares
    Issued and outstanding - 11,695,832
      in 1995 and 11,595,115 in 1994                11,695,832      11,595,115
  Capital in excess of par value                   163,028,571     161,086,758
  Undistributed net income                          13,963,359      16,497,902
                                                  ------------    ------------
                    TOTAL SHAREHOLDERS' EQUITY     188,687,762     189,179,775
                                                  ------------    ------------
                                                  $372,168,004    $324,101,989
                                                  ============    ============

NOTE: The balance sheet at December 31, 1994 has been derived from the audited consolidated financial statements of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See consolidated notes to financial statements



CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

HEALTH CARE REIT, INC. AND SUBSIDIARY

                            Three Months Ended           Six Months Ended
                                 June 30                     June 30
                            1995          1994          1995          1994
                         -------------------------   -------------------------
Gross Income:
  Interest and other
    income               $ 7,510,558   $ 6,208,096   $15,036,808   $11,444,192
  Operating leases:
    Rents                  1,582,870     1,375,147     3,124,479     2,524,900
    Gain on exercise of
      options                              100,029                     100,029
  Direct financing
  leases:
    Lease income             382,164     1,330,081       764,328     3,015,823
    Gain on exercise of
      options                            3,429,493                   3,621,768
  Loan and commitment
    fees                     201,934       287,869       376,904       465,242
                         -----------   -----------   -----------   -----------
                           9,677,526    12,730,715    19,302,519    21,171,954

Expenses:
  Interest:
    Senior notes and
      other long-term
      obligations          1,301,758     1,600,887     2,757,734     3,146,096
    Line of credit
      arrangements         1,855,710       897,361     3,524,083     1,426,315
  Loan expenses              186,779       286,355       372,468       360,598
  Management fees            615,076       948,574     1,260,734     1,591,628
  Provision for
    depreciation             390,337       347,093       780,075       649,030
  Provision for losses                     250,000                     250,000
  Other operating
    expenses                 690,676       600,588     1,105,270       964,180
                         -----------   -----------   -----------   -----------
                           5,040,336     4,930,858     9,800,364     8,387,847
                         -----------   -----------   -----------   -----------
            NET INCOME   $ 4,637,190   $ 7,799,857   $ 9,502,155   $12,784,107
                         ===========   ===========   ===========   ===========

Average number of
  shares outstanding      11,673,998    11,504,848    11,646,843    11,486,049

Net income per share     $       .40   $       .68   $       .82   $      1.11

Dividends per share      $       .52   $       .50   $      1.035  $       .995


See consolidated notes to financial statements




CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                      Six Months Ended
                                                          June 30
                                                    1995            1994
                                                ----------------------------
OPERATING ACTIVITIES
  Net income                                    $  9,502,155    $ 12,784,107
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of loan and organization
        expenses                                     373,546         361,676
      Provision for losses                                           250,000
      Provision for depreciation                     780,075         649,030
      Loan and commitment fees earned less
        than cash received                           649,041         327,677
      Direct financing lease income less
        than cash received                            95,381         634,178
      Interest income (in excess of)
        less than cash received                     (104,670)        800,810
      Increase in accrued expenses and
        other liabilities                             31,078         402,202
      Increase in other receivables and
        prepaid items                               (338,084)       (793,562)
                                                ------------    ------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES       10,988,522      15,416,118

INVESTING ACTIVITIES
  Proceeds from exercise of lease
    purchase options                                              26,879,323
  Increase in investments                           (532,000)
  Investment in operating-lease
    properties                                    (1,326,000)    (10,541,786)
  Investment in loans receivable                 (51,227,784)    (53,942,568)
  Investment in direct financing leases                           (1,300,000)
  Principal collected on loans                     4,496,441      11,110,206
                                                ------------    ------------
      NET CASH USED IN INVESTING ACTIVITIES      (48,589,343)    (27,794,825)

FINANCING ACTIVITIES
  Long-term borrowings under line of
    credit arrangements                          112,900,000      97,800,000
  Principal payments on long-term
    borrowings under line of credit
    arrangements                                 (64,700,000)    (77,500,000)
  Net proceeds from the issuance of shares         2,042,530       1,655,007
  Principal payments on other long-term
    obligations                                     (322,091)     (2,755,696)
  (Increase) decrease in deferred loan
    expense                                         (559,652)         19,714
  Cash distributions to shareholders             (12,036,698)    (11,413,012)
                                                ------------    ------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES       37,324,089       7,806,013
                                                ------------    ------------
Decrease in cash and cash equivalents               (276,732)     (4,572,694)

Cash and cash equivalents at beginning
  of period                                          935,449       4,896,314
                                                ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    658,717    $    323,620
                                                ============    ============

Supplemental Cash Flow Information--
  Interest Paid                                 $  6,439,192    $  4,512,401
                                                ============    ============

See consolidated notes to financial statements



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                     Six Months Ended
                                                          June 30
                                                    1995            1994
                                                ----------------------------
Balances at beginning of period                 $189,179,775    $184,131,828

Net income                                         9,502,155      12,784,107

Proceeds from issuance of shares under the
  dividend reinvestment plan - 86,577 in
  1995 and 70,988 in 1994                          1,833,141       1,655,007

Proceeds from issuance of shares under the
  employee stock incentive plan - 14,140
  in 1995                                            209,389

Cash dividend paid                               (12,036,698)    (11,413,012)
                                                ------------    ------------

Balances at end of period                       $188,687,762    $187,157,930
                                                ============    ============


( ) Denotes deduction


See consolidated notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HEALTH CARE REIT, INC.


Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily an indication of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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


Note C - Management Agreement

     The Company is continuing its efforts to consummate the merger of First Toledo Advisory Company with and into the Company.
Through June 30, 1995, the Company has incurred $660,000 of costs which it will expense in the third quarter, along with any additional costs.


Note D - Contingencies

     As disclosed in the financial statements for the year ended December 31, 1994, the Company was contingently liable for certain obligations amounting to approximately $20,175,000. No significant change in these contingencies has occurred as of June 30, 1995.




Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

     During the first half of 1995, the Company financed five mortgage loans for a total of $30,468,000. These loans included two community hospitals and three nursing homes. In addition, the Company advanced approximately $18,843,000 for 14 construction loans, most of which are for new facilities. During the first half of 1995, two of the construction loans were converted to permanent financings. The above loan activity, plus changes in working capital loans and principal repayments, were the reasons net loans increased approximately $46,836,000.

     The Company's working capital loans, all to related parties, are expected to continue to slowly decline as the underlying projects continue to improve their financial performance and thereby pay down these loans.

     In the first quarter of 1995, the Company paid $532,000 for common stock in a privately held company with which the Company has several mortgage loans and operating-lease transactions. The investment was made as a result of warrants granted to the Company when it provided the mortgage loan and operating-lease financing.

     Since December 31, 1994, borrowings under line of credit arrangements increased $48,200,000 due to the investment activity discussed above. As of June 30, 1995, the Company had approximately $132,400,000 in unfunded commitments and total available funding sources of $60,900,000. The Company believes that funds provided from operating activities, together with funds from loan repayments and equity and debt issuances, will be sufficient to meet current operating requirements.

     During the first half of 1995, the Company received approximately $2,043,000 from the sale of its shares under the dividend reinvestment and incentive stock option plans.


Results of Operations

     Gross income for the first half of 1995 was $19,302,519 or 8.8% less than the first half of 1994. Interest income on loans receivable and operating lease rents increased while direct financing lease income and gain on exercise of options declined. The increase in interest income on loans receivable and operating lease rents is attributable to the growth in the loan and operating-lease portfolios, a trend which the Company anticipates will continue. The decrease in direct financing lease income and gain on exercise of options is a reflection of other long-term trends which should also continue due to the greater market acceptance of mortgage loans and operating leases.

     In the first half of 1994, gross income included $3,721,797 in gains on exercise of options. However, there were no such gains for the comparable period in 1995. Future gains on exercise of options are anticipated to be modest since the Company has only six remaining direct financing lease investments which total approximately $11,332,000.

     Net income totalled $9,502,155 in the first half of 1995, versus $12,784,107 for the comparable period in 1994. The decrease in net income was reflected in the $.82 per share earned in the first half of 1995 versus $1.11 per share earned in the first half of 1994. Major contributing factors for the decrease were the absence of gains on exercise of options in 1995 (discussed above) and a tightening of the Company's net interest margin, as explained below.

     During the first six months of 1995, average earnings on assets increased 13 basis points versus the first half of 1994 excluding gains. However, in the second quarter, average earnings on assets declined 19 basis points versus the second quarter of 1994. The decline in average earnings on assets was caused by placing three loans on non-accrual status (discussed below) during the first quarter of 1995 and the general decline in interest rates during the last three quarters. During the same six-month periods, the Company experienced a 98 basis point increase in its average cost of borrowing. This was primarily due to new borrowings predominantly at the prime rate which has not declined as quickly as U.S. Treasury rates used for new investments. However, the Company's average cost of borrowing declined in the second quarter of 1995 over the first quarter of 1995, a trend that is expected to continue through 1995. These trends resulted in a tightening of its interest rate margin, both for the second quarter and on a year-to-date basis.

     The Company is increasing the use of its LIBOR interest rate pricing option, which is available on its primary line of credit. This interest rate pricing option has historically been less expensive than prime interest rate. Therefore, the greater utilization of LIBOR should favorably affect the average cost of debt.

     Lastly, the Company's net income was affected by the average quarter-end debt to equity ratio of .81 to 1 in 1995 versus .63 to 1 in the first half of 1994. The increase in debt had the effect of increasing the Company's interest related expense.

     The Company is continuing its efforts to consummate the merger of First Toledo Advisory Company with and into the Company.
Through June 30, 1995, the Company has incurred $660,000 of costs which it will expense in the third quarter, along with any additional costs.

     In January 1995, the Company filed a lawsuit for collection of past due interest and principal of approximately $1,994,000 related to a nursing home in Detroit, Michigan. In March of 1995, the Company filed two lawsuits in Florida to collect past due interest and principal on a mortgage loan secured by two behavioral care facilities. In connection with the March filing, the Company presented for payment and received $1,125,000 on a letter of credit securing the Florida mortgage loan. After application of the letter of credit proceeds, the Company's carrying value of the Florida mortgage loan is approximately $13,468,000. Each of these loans was put on non-accrual status effective the beginning of the month the respective lawsuits were filed. Each of the debtors is in Chapter 11 bankruptcy. The Company is aggressively proceeding against the borrowers; however, bankruptcy proceedings proceed slowly. The Company has evaluated its allowance for losses and believes that the allowance is adequate, based on the information presently available.


                 PART II.   OTHER INFORMATION

Item 5.  Other Information

     On April 19, 1995, the Company issued a press release in which it announced, among other things, that the Board of Directors voted to pay a quarterly cash dividend of $.52 payable to shareholders of record on May 5, 1995, and that net income was $.42, a decrease of $.01 from the first quarter of 1994.

     On May 9, 1995, the Company issued a press release in which it announced, among other things, that the Board of Directors had approved revised terms of the acquisition of First Toledo Advisory Company, the manager of the Company. The transaction described herein is subject to definitive agreements, stockholder approval, other customary conditions and accounting for the acquisition under the pooling of interests method.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
      4.  Specimen of Note with Fifth Third Bank
      4.  Specimen of Note with Capital Bank
     99.  Press release dated April 19, 1995
     99.  Press release dated May 9, 1995

     (b)  Reports on Form 8-K

      A report on Form 8-K was filed on May 12, 1995, reporting on the revised terms of the acquisition of First Toledo Advisory Company by the Company.




     Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HEALTH CARE REIT, INC.



Date:  July 27, 1995                 By:     BRUCE G. THOMPSON
                                        --------------------------
                                        Bruce G. Thompson, Chairman
                                        and Chief Executive Officer


Date:  July 27, 1995                 By:     FREDERIC D. WOLFE

                                       ----------------------------
                                       Frederic D. Wolfe, President


Date:  July 27, 1995                 By:     ROBERT J. PRUGER
                                        ---------------------------
                                        Robert J. Pruger, Chief
                                        Financial Officer


Date:  July 27, 1995                By:    KATHLEEN S. PREPHAN
                                       ----------------------------
                                       Kathleen S. Prephan, Chief
                                       Accounting Officer





                            EXHIBIT INDEX


The following documents are included in this Form 10-Q as Exhibits:



          Designation
          Number Under
Exhibit    Item 601 of                                        Page
Number    Regulation S-K         Exhibit Description         Number
- ------    --------------      --------------------------     ------

  1             4             Note with Fifth Third Bank       13

  2             4             Note with Capital Bank           20

  3            99                  Press Release
                                dated April 19, 1995           22

  4            99                  Press Release
                                 dated May 9, 1995             24