Form 10-K/A
period 1994-12-31
HEALTH CARE REIT INC /DE/
filed 1995-09-13
CIK 766704

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K/A

                               AMENDMENT NO. 3 TO

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

                        AMENDMENT NO. 3 TO ANNUAL REPORT

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

         ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         ITEM 11.         EXECUTIVE COMPENSATION

         ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT

                                     PART I

ITEM 1.  BUSINESS

GENERAL
-------
         Health Care REIT, Inc. (the "Company"), founded in 1970, is a real estate investment trust which invests in health care facilities, primarily nursing homes. The Company also invests in assisted living and retirement facilities, behavioral care facilities, speciality care hospitals and primary care facilities. The Company's investment portfolio is diversified by type of facility, number of facilities, operators, location and state. At December 31, 1994, the largest aggregate financing to any operator totalled $25,087,000 or 7.7% of real estate related investments. This operator, Olympus Healthcare Group, Inc., is an unrelated party.


INVESTMENT PORTFOLIO
--------------------
         The following table reflects the diversification of the Company's investments at December 31, 1994:



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

ALLOWANCE FOR LOSSES
--------------------
         The Company maintains an allowance for possible losses which is reevaluated quarterly to determine its adequacy. See Note 1 of Notes to Financial Statements. At December 31, 1994, $2,450,000 of the total allowance of $5,150,000 was allocated to three specific properties. One of the three properties, a New Mexico retirement facility, is owned by a partnership in which an affiliate holds a partnership interest. The Company believes this allowance to be adequate.

CERTAIN GOVERNMENT REGULATIONS
------------------------------
         The Company invests in single purpose health care facilities. The Company's customers must comply with the licensing requirements of federal, state and local health agencies, and with the requirements of municipal building codes, health codes and local fire departments. In granting and renewing a facility's license, the state health agency considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and clinical staffs, the quality of health care programs and compliance with applicable laws.

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

THE MANAGER
-----------
         First Toledo Corporation (the "Predecessor Manager") was organized in April 1970 under the laws of the State of Ohio for the purpose of administering and managing the daily affairs of the Company and advising the Company with respect to investments. Effective June 1, 1994, First Toledo Corporation spun off, on a tax-free basis, the management agreement (defined below) and certain other assets to First Toledo Advisory Company. Therefore, beginning June 1, 1994, First Toledo Advisory Company became the Manager. The Company has seven employees, all of whom are also employees of the Manager. Messrs. Wolfe and Thompson are Directors of the Manager and each owns 50% of the outstanding common stock of the Manager. In addition, Robert J. Pruger, Chief Financial Officer of the Company, is also a Director and Treasurer of the Manager. Erin
C. Ibele, Vice President and Corporate Secretary of the Company, is also a Director, Vice President and Corporate Secretary of the Manager. George L. Chapman, Executive Vice President and General Counsel of the Company, is also Executive Vice President and General Counsel of the Manager. The ownership percentages, titles and duties of each individual noted above are the same for the Manager and the Predecessor Manager.

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

                             HEALTH CARE REIT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994



1.       ACCOUNTING POLICIES AND RELATED MATTERS

Industry
--------
The Company is predominantly engaged in financing and leasing of health care and related properties in domestic markets.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (organized in 1993) after the elimination of all significant intercompany accounts and transactions.

Loans Receivable
----------------
Loans receivable consist of construction-period and short-term loans maturing in two years or less, working capital loans to related parties, and long-term mortgage loans. Interest income on loans is recognized as earned based upon the principal amount outstanding. The loans are generally collateralized by a first or second mortgage on or assignment of partnership interest in the related facilities, which consist of nursing homes, assisted living facilities, retirement centers, rehabilitation facilities, behavioral care facilities, primary care facilities and specialty care hospitals.

Investment in Operating-Lease Properties
----------------------------------------
Certain properties owned by the Company are leased under operating leases. These properties are recorded at the lower of cost or net realizable value. Depreciation is provided for at rates which are expected to amortize the cost of the assets over their estimated useful lives using the straight line method. Operating lease income includes the rent payments and certain guaranty payments by the lessee, which are generally recognized on a straight-line basis over the minimum lease period.

Investment in Direct Financing Leases
-------------------------------------
Certain properties owned by the Company are subject to long-term leases which are accounted for by the direct financing method. The leases provide for payment of all taxes, insurance and maintenance by the lessees. The leases are for a term of 20 years and include an option to purchase the properties
generally after a period of five years.   Option prices equal or exceed the
Company's original cost of the property. Income from direct financing leases is recorded based upon the implicit rate of interest over the lease term. This income is greater than the amount of cash received during the first six to seven years of the lease term.

                             HEALTH CARE REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



1.       ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

Allowance for Losses
--------------------
The allowance for losses is maintained at a level believed adequate to absorb potential losses in the Company's real estate related investments. The determination of the allowance is based on a quarterly evaluation of these earning assets (in the case of direct financing leases, estimated residual values), including general economic conditions, estimated collectibility of loan and lease payments, reappraisals (where appropriate), and the recoverability of the carrying amount of these investments in relationship to their net realizable value.

Deferred Loan Expenses
----------------------
Deferred loan expenses are costs incurred in acquiring financing for properties. The Company amortizes these costs by the straight line method over the term of the debt.

Loan and Commitment Fees
------------------------
Loan and commitment fees are earned by the Company for its agreement to provide direct and standby financing to, and credit enhancement for, owners of health care facilities. The Company amortizes loan and commitment fees over the period of the commitment and the contractual life of the investment.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less.

Federal Income Tax
------------------
No provision has been made for federal income taxes since the Company has elected to be treated as a real estate investment trust under the applicable provisions of the Internal Revenue Code, and the Company believes that it has met the requirements for qualification as such for each taxable year. See Note 8.

Net Income Per Share
--------------------
Net income per share has been computed by dividing net income by the weighted daily average number of shares outstanding.

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

The following is a summary of mortgage loans at December 31, 1994:

 Final         Number                                                          Principal
Payment          of                                                            Amount at            Carrying
  Due           Loans                 Payment Terms                            Inception             Amount
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



 Final         Number                                                          Principal
Payment          of                                                            Amount at            Carrying
  Due           Loans                 Payment Terms                            Inception             Amount
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


CLASS I:  DIRECTORS (1)


                                                                          Director        Board Committee
               Name                  Age     Principal Occupation (2)       Since            Membership
               ----                  ---     ------------------------       -----            ----------
 Richard C. Glowacki                  62    President of The Danberry        1981     Audit, Executive,
                                            Management Company (real                  Incentive Stock
                                            estate brokerage and                      Option, Nominating,
                                            investment activities)                    Planning and Special

 Bruce G. Thompson                    66    Chairman and Chief              1971      Executive, Investment
                                            Executive Officer of the                  and Planning
                                            Company; 1994-Present                     Committees
                                            President and Director of
                                            First Toledo Advisory
                                            Company (Manager of the
                                            Company); President and
                                            Director of First Toledo
                                            Corporation (affiliate of
                                            the Company); Director of
                                            WT Management Company
                                            (affiliate of the Company);
                                            Director of Kingston
                                            HealthCare Company,
                                            formerly WTR Corp
                                            (affiliate of the Company);
                                            Director of Society
                                            National Bank, Toledo
                                            (commercial bank); Director
                                            of The Douglas Company
                                            (general contractor); and
                                            Director of Arbor Health
                                            Care Company (developer and
                                            operator of nursing homes;
                                            public company)

 Richard A. Unverferth                72    Chairman of Unverferth           1971     Audit, Executive,
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


CLASS II:  DIRECTORS (1)



                                                                          Director        Board Committee
               Name                  Age     Principal Occupation (2)       Since            Membership
               ----                  ---     ------------------------       -----            ----------
 George Chopivsky, Jr.                48    Chairman of United               1984     Investment, Nominating
                                            Psychiatric Corporation                   and Planning
                                            (psychiatric hospitals);                  Committees
                                            and Director of Franklin
                                            National Bank (commercial
                                            bank)



                                                                          Director        Board Committee
               Name                  Age     Principal Occupation (2)       Since            Membership
               ----                  ---     ------------------------       -----            ----------
 Bruce Douglas                        62    Chairman of the Board of        1975      Investment and
                                            The Douglas Company                       Planning Committees
                                            (general contractor)

 Frederic D. Wolfe                    65    President of the Company         1971     Executive, Investment
                                            until September 1995;                     and Planning
                                            1994-Present Chairman of                  Committees
                                            the Board and Director of
                                            First Toledo Advisory
                                            Company (Manager of the
                                            Company); Chairman of the
                                            Board and Director of First
                                            Toledo Corporation
                                            (affiliate of the Company);
                                            Director of WT Management
                                            Company (affiliate of the
                                            Company); Director of
                                            Kingston HealthCare
                                            Company, formerly WTR Corp
                                            (affiliate of the Company);
                                            and Director of National
                                            City Bank, Northwest
                                            (commercial bank)



CLASS III:  DIRECTORS (1)



                                                                          Director        Board Committee
               Name                  Age     Principal Occupation (2)       Since            Membership
               ----                  ---     ------------------------       -----            ----------
 Pier C. Borra                        55    Chairman, President and          1991     Incentive Stock
                                            Chief Executive Officer of                Option, Investment,
                                            Arbor Health Care Company                 Planning and Special
                                            (developer and operator of                Committees
                                            nursing homes;
                                            public company)

 George L. Chapman                    48    September 1995 - PRESENT         1994     Investment and
                                            President of the Company;                 Planning Committees
                                            January 1992 - September 1995
                                            Executive Vice President
                                            and General Counsel of the
                                            Company; 1994-Present
                                            Executive Vice President
                                            and General Counsel of
                                            First Toledo Advisory
                                            Company (Manager of the
                                            Company); Executive Vice
                                            President and General
                                            Counsel of First Toledo
                                            Corporation (affiliate of
                                            the Company); and prior to
                                            January 1992, Attorney-at-
                                            Law, Shumaker, Loop &
                                            Kendrick (law firm)
 Sharon M. Oster                      47    Professor of Management,         1994     Planning Committee
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



EXECUTIVE OFFICERS OF THE COMPANY

         The following information is furnished as to the Executive Officers of the Company, each of whom has a term of office of one year or until their successors are chosen and qualified or until their earlier resignation or removal:

                                                                                      Year Appointed
            Name             Age           Office and Business Experience           Executive Officer
            ----             ---           ------------------------------           -----------------

 Bruce G. Thompson             66   Chairman and Chief Executive Officer of the            1971
                                    Company; JUNE 1994-PRESENT President and
                                    Director of First Toledo Advisory Company
                                    (Manager of the Company); President and
                                    Director of First Toledo Corporation
                                    (affiliate of the Company); Director of WT
                                    Management Company (affiliate of the
                                    Company); Director of Kingston HealthCare
                                    Company, formerly WTR Corp (affiliate of the
                                    Company); Director of Society National Bank,
                                    Toledo (commercial bank); Director of The
                                    Douglas Company (general contractor); and
                                    Director of Arbor Health Care Company
                                    (developer and operator of nursing homes)

 Frederic D. Wolfe             65   President of the Company until SEPTEMBER              1971
                                    1995; JUNE 1994-PRESENT Chairman of the Board
                                    and Director of First Toledo Advisory Company
                                    (Manager of the Company); Chairman of the Board
                                    and Director of First Toledo Corporation (affiliate
                                    of the Company; Director of WT Management Company
                                    (affiliate of the Company); Director of
                                    Kingston HealthCare Company, formerly WTR
                                    Corp (affiliate of the Company); and Director
                                    of National City Bank, Northwest (commercial
                                    bank)

 George L. Chapman             48   SEPTEMBER 1995 - PRESENT President of the Company;     1992
                                    JANUARY 1992- SEPTEMBER 1995 Executive Vice President
                                    and General Counsel of the Company; Executive
                                    Vice President and General Counsel of First
                                    Toledo Corporation (affiliate of the
                                    Company); JUNE 1994-PRESENT Executive Vice
                                    President and General Counsel of First Toledo
                                    Advisory Company (Manager of the Company);
                                    and 1979-1991 Attorney-at-Law, Shumaker, Loop
                                    & Kendrick (law firm)

 Erin C. Ibele                 33   JANUARY 1993-PRESENT Vice President and                1987
                                    Corporate Secretary of the Company; 1987-
                                    JANUARY 1993 Corporate Secretary of the
                                    Company; and Vice President, Corporate
                                    Secretary and Director of First Toledo
                                    Corporation (affiliate of the Company); and
                                    JUNE 1994-PRESENT Vice President, Corporate
                                    Secretary and Director of First Toledo
                                    Advisory Company (Manager of the Company)

 Robert J. Pruger              46   Chief Financial Officer and Treasurer of the           1986
                                    Company; 1986-JANUARY 1993 Controller of the
                                    Company; Treasurer and Director of First
                                    Toledo Corporation (affiliate of the
                                    Company); JUNE 1994-PRESENT Treasurer and
                                    Director of First Toledo Advisory Company
                                    (Manager of the Company)

 Raymond W. Braun              37   JULY 1994-PRESENT Vice President and
                                    Assistant General Counsel of the Company;
                                    JANUARY 1993-JULY 1994 Assistant Vice
                                    President of the Company; JANUARY 1993-
                                    PRESENT Of Counsel, Shumaker, Loop &
                                    Kendrick (law firm); and 1983-1993
                                    Attorney-at-Law, Shumaker, Loop & Kendrick
                                    (law firm)



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


REPORT OF THE INCENTIVE STOCK OPTION COMMITTEE ON EXECUTIVE COMPENSATION


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

         The ISO Committee met on January 17, 1994 and granted officers of the Company options to purchase an aggregate of 51,000 shares, including options granted to Mr. Bruce Thompson, the Chief Executive Officer of the Company, to acquire 12,000 shares. In deciding to grant these stock options, the ISO Committeee considered several different criteria, including the Company's financial performance during the prior year, the contributions individual officers had made to the Company's success during that period, and the need to provide greater equity-based incentives to retain and adequately motivate members of the management team. The Committeee reviewed indicators of the Company's financial performance such as the steady growth in the Company's cash flow from operating activities available for distribution during the year, and the increase in the Company' portfolio of properties. The awards were not based upon specific, objective targets established by the Committee, but were instead based on the Committee's subjective evaluation of each individual officer's contribution to the Company's performance during the prior year, after reviewing these criteria, and upon a subjective evaluation of the respective officers' potential future contributions. The non-quantitative goals considered by the Committee included successful expansion of the Company's capitalization through an equity offering, senior management's continued progress in developing and strengthening the Company's marketing team and strategies, and the Company's continued success in locating and completing transactions with high-quality health care facility operators.

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


STOCKHOLDER RETURN PERFORMANCE PRESENTATION


        Set forth below is a table comparing the yearly percentage change and the cumulative total stockholder return on the Company's shares against the cumulative total return of the S & P Composite-500 Stock Index and the NAREIT
Hybrid Index prepared by NAREIT. Twenty-two companies comprise the NAREIT
Hybrid Index. The Index consists of REITs identified by NAREIT as hybrid (those
REITs which have both mortgage and equity investments). Upon written request to Erin C. Ibele, Health Care REIT, Inc., One Seagate, Suite 1950, Toledo, Ohio
43604, the Company shall provide stockholders with the names of the component issuers. The data are based on the last closing prices as of December 31 for each of the five years. 1989 equals $100 and dividends are assumed to be reinvested.


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

Section 16(A) Compliance
------------------------
         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Common Stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission and the New York Stock Exchange. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the directors and executive officers complied with all applicable filing requirements during the fiscal year ended December 31, 1994, except for Frederic D. Wolfe, the President and a director of the Company, who filed late Form 4's for the months of November 1993 and June 1994.


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



                                  SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

                                                             Amount and Nature of Beneficial
                                                                Ownership of Common Stock                Percent
                            Name of Beneficial Owner              as of January 31, 1995                of Class
                            ------------------------              ----------------------                --------
                           Pier C. Borra                 Sole voting power                 0               N/A
                                                         Shared voting power               0               N/A
                                                         Sole investment power             0               N/A
                                                         Shared investment power       5,140               .04
                                                                                     -------           -------
                                                         Total                         5,140               .04

                           George L. Chapman             Sole voting power            22,423(1)            .19
                                                         Shared voting power               0               N/A
                                                         Sole investment power        22,423(1)            .19
                                                         Shared investment power           0               N/A
                                                                                     -------           -------
                                                         Total                        22,423               .19

                           George Chopivsky, Jr.         Sole voting power             3,076               .03
                                                         Shared voting power               0               N/A
                                                         Sole investment power         3,076               .03
                                                         Shared investment power           0               N/A
                                                                                     -------           -------
                                                         Total                         3,076               .03

                           Bruce Douglas                 Sole voting power            36,976               .32
                                                         Shared voting power               0               N/A
                                                         Sole investment power        36,976               .32
                                                         Shared investment power           0               N/A
                                                                                     -------           -------
                                                         Total                        36,976               .32

                           Richard C. Glowacki           Sole voting power            16,202               .14
                                                         Shared voting power               0               N/A
                                                         Sole investment power        16,202               .14
                                                         Shared investment power           0               N/A
                                                                                     -------           -------
                                                         Total                        16,202               .14

                           Sharon M. Oster               Sole voting power               100               .00
                                                         Shared voting power               0               N/A
                                                         Sole investment power           100               .00
                                                         Shared investment power           0               N/A
                                                                                     -------           -------
                                                         Total                           100               .00

                           Bruce G. Thompson             Sole voting power            61,809(1)            .53
                                                         Shared voting power               0               N/A
                                                         Sole investment power        61,809(1)            .53
                                                         Shared investment power         606               .01
                                                                                     -------           -------
                                                         Total                        62,415               .54

                           Richard A. Unverferth         Sole voting power                 0               N/A
                                                         Shared voting power               0               N/A
                                                         Sole investment power             0               N/A
                                                         Shared investment power       3,816               .03
                                                                                     -------           -------
                                                         Total                         3,816               .03

                           Frederic D. Wolfe             Sole voting power            111,623(1)           .95
                                                         Shared voting power          35,075               .30
                                                         Sole investment power        111,623(1)           .95
                                                         Shared investment power       35,075              .30
                                                                                     -------           -------
                                                         Total                       146,698              1.25

                           All Directors and Officers    Sole voting power            321,852(2)          2.72
                             as a group (12 persons)     Shared voting power           35,075              .30
                                                         Sole investment power        321,852(2)          2.72
                                                         Shared investment power       44,637              .38
                                                                                     -------           -------
                                                         Total                       366,519              3.10

___________________

(1) Includes shares not actually owned by such individuals as of January 31, 1995, but of which beneficial ownership could be acquired currently by such individuals upon the exercise of outstanding options.

(2) Includes an aggregate of 115,669 shares not actually owned by such Directors and officers as of January 31, 1995, but of which beneficial ownership could be acquired currently by such Directors and officers upon the exercise of outstanding options.
