Form 10-Q/A
period 1995-03-31
HEALTH CARE REIT INC /DE/
filed 1995-09-13
CIK 766704

FORM 10-Q/A

                 SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON,  D. C.  20549

(Mark One)

[X]   AMENDMENT NO. 1 TO THE QUARTERLY REPORT PURSUANT TO SECTION
      13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1995
                                 ---------------------------------
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                       Health Care REIT, Inc.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Delaware                                 34-1096634
-----------------------------                   -------------------
  (State or jurisdiction of                      (I.R.S. Employer
incorporation or organization)                  Identification No.)

 One SeaGate, Suite 1950, Toledo, Ohio                     43604
--------------------------------------                   ----------
(Address of principal executive office)                  (Zip Code)

                        (419) 247-2800
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

___________________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes    X   .   No ______.

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

         Class:  Shares of Common Stock, $1.00 par value
                      Outstanding 11,649,725 shares

                            FORM 10-Q/A
               AMENDMENT NO. 1 TO QUARTERLY REPORT
            FILED PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934
                       HEALTH CARE REIT, INC.


          The undersigned registrant hereby amends the following items, financial statements, or other portions of its Quarterly
Report on Form 10-Q for the quarter ended March 31, 1995.


                  ITEM 1.   FINANCIAL STATEMENTS

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)

HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                  March 31       December 31
                                                    1995            1994
                                                 (Unaudited)       Audited
                                                 ------------    ------------
ASSETS
Real Estate Related Investments:
  Loans receivable:
    Mortgage loans                               $231,122,105    $230,781,805
    Construction and other short-term loans        24,628,455      17,073,652
    Working capital loans to related parties        6,375,163       7,068,254
                                                 ------------    ------------
                                                  262,125,723     254,923,711

  Investment in operating-lease properties         56,841,913      57,231,651
  Investment in direct financing leases            11,369,894      11,427,721
                                                 ------------    ------------
                                                  330,337,530     323,583,083
  Less allowance for losses                         5,150,000       5,150,000
                                                 ------------    ------------
           NET REAL ESTATE RELATED INVESTMENTS    325,187,530     318,433,083

Other Assets:
  Deferred loan expenses                            2,445,429       2,469,260
  Investments                                         532,000
  Cash and cash equivalents                           647,286         935,449
  Receivables and other assets                      2,286,399       2,264,197
                                                 ------------    ------------
                                                    5,911,114       5,668,906
                                                 ------------    ------------
                                                 $331,098,644    $324,101,989
                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Borrowings under line of credit arrangements   $ 76,300,000    $ 70,900,000
  Other long-term obligations                      57,178,748      57,372,790
  Accrued expenses and other liabilities            8,386,728       6,649,424
                                                 ------------    ------------
                             TOTAL LIABILITIES    141,865,476     134,922,214

Shareholders' Equity:
  Preferred Stock, $1.00 par value:
    Authorized - 10,000,000 shares in 1995
    Issued and outstanding - none
  Common Stock, $1.00 par value:
    Authorized - 40,000,000 shares
    Issued and outstanding - 11,649,725 in
      1995 and 11,595,115 in 1994                  11,649,725      11,595,115
  Capital in excess of par value                  162,192,064     161,086,758
  Undistributed net income                         15,391,379      16,497,902
                                                 ------------    ------------
                    TOTAL SHAREHOLDERS' EQUITY    189,233,168     189,179,775
                                                 ------------    ------------
                                                 $331,098,644    $324,101,989
                                                 ============    ============

See notes to financial statements




CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

HEALTH CARE REIT, INC. AND SUBSIDIARY

                                              Three Months Ended
                                                   March 31
                                            1995              1994
                                         ----------------------------
Gross income:
  Interest and other income              $ 7,526,250      $ 5,236,096
  Operating leases:
    Rents                                  1,541,609        1,149,753
  Direct financing leases:
    Lease income                             382,164        1,685,742
    Gain on exercise of options                               192,275
  Loan and commitment fees                   174,970          177,373
                                         -----------      -----------
                                           9,624,993        8,441,239

Expenses:
  Interest:
    Senior notes and other long-
      term obligations                     1,455,976        1,545,209
    Line of credit arrangements            1,668,373          528,954
  Loan expense                               185,689           74,243
  Management fees                            645,658          643,054
  Provision for depreciation                 389,738          301,937
  Other operating expenses                   414,594          363,592
                                         -----------      -----------
                                           4,760,028        3,456,989
                                         -----------      -----------

                           NET INCOME    $ 4,864,965      $ 4,984,250
                                         ===========      ===========

Average number of shares outstanding      11,619,386       11,467,040

Net income per share                     $      .42       $      .43

Dividends per share                             .515             .495



See notes to financial statements





CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                     Three Months Ended
                                                          March 31
                                                    1995             1994
                                                -----------------------------
OPERATING ACTIVITIES:
  Net income                                    $  4,864,965     $  4,984,250
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of loan and organization
        expenses                                     186,228           74,782
      Provision for depreciation                     389,738          301,937
      Loan and commitment fees earned less
        than cash received                           242,086          368,187
      Direct financing lease income less
        than cash received                            57,827          460,254
      Interest income (in excess of) less
        than cash received                           (45,863)         103,012
      Increase in accrued expenses and
        other liabilities                          1,495,218          935,322
      Increase in other receivables and
        prepaid items                                (22,741)        (332,458)
                                                ------------     ------------
  NET CASH PROVIDED FROM OPERATING ACTIVITIES      7,167,458        6,895,286

INVESTING ACTIVITIES:
  Proceeds from exercise of lease purchase
    options                                                         1,610,393
  Purchase of investments                           (532,000)
  Investment in loans receivable                 (10,063,758)     (33,390,720)
  Investment in operating-lease properties                         (7,263,353)
  Investment in direct financing leases                            (1,300,000)
  Principal collected on loans                     2,907,609        4,354,536
                                                ------------     ------------
        NET CASH USED IN INVESTING ACTIVITIES     (7,688,149)     (35,989,144)

FINANCING ACTIVITIES:
  Long-term borrowings under line of credit
    arrangements                                  27,700,000       42,100,000
  Principal payments on long-term borrowings
    under line of credit arrangements            (22,300,000)     (12,800,000)
  Net proceeds from the issuance of shares         1,159,916        1,108,337
  Principal payments on other long-term
    obligations                                     (194,042)        (172,006)
  Increase in deferred loan expense                 (161,858)         (50,200)
  Cash distributions to shareholders              (5,971,488)      (5,665,897)
                                                ------------     ------------
 NET CASH PROVIDED FROM FINANCING ACTIVITIES         232,528       24,520,234
                                                ------------     ------------
Decrease in cash and cash equivalents               (288,163)      (4,573,624)

Cash and cash equivalents at beginning of
  period                                             935,449        4,896,314
                                                ------------     ------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD   $    647,286     $    322,690
                                                ============     ============

Supplemental Cash Flow Information --
  Interest Paid                                 $  1,680,853     $  1,023,582
                                                ============     ============

See notes to financial statements




CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                    Three Months Ended
                                                         March 31
                                                   1995             1994
                                               -----------------------------
Balances at beginning of period                $189,179,775     $184,131,828
Net income                                        4,864,965        4,984,250
Proceeds from issuance of shares under the
  dividend reinvestment plan - 54,610 in
  1995 and 47,980 in 1994                         1,159,916        1,108,337
Cash dividend paid                               (5,971,488)      (5,665,897)
                                               ------------     ------------

Balances at end of period                      $189,233,168     $184,558,518
                                               ============     ============



( ) Denotes deduction


See notes to financial statements

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

HEALTH CARE REIT, INC. AND SUBSIDIARY


Note A - Basis of Presentation
------------------------------

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


Note B - Investments
--------------------

       During the first quarter of 1995, the Company purchased common stock in a privately held company. This investment does not have a readily determinable fair value. Accordingly, this investment is recorded at the lower of cost or estimated net realizable value.


Note C - Contingencies
----------------------

       As disclosed in the financial statements for the year ended December 31, 1994, the Company was contingently liable for certain obligations amounting to approximately $20,175,000. No significant change in these contingencies has occurred as of March 31, 1995.