Form 10-Q/A
period 1995-06-30
HEALTH CARE REIT INC /DE/
filed 1995-09-29
CIK 766704

FORM 10-Q/A

                SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON,  D. C.  20549

(Mark One)

[X] AMENDMENT NO. 1 TO THE QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1995
                               -----------------------------------
                                 OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                       Health Care REIT, Inc.
___________________________________________________________________
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


          The undersigned registrant hereby amends the following items, financial statements, or other portions of its Quarterly
Report on Form 10-Q for the quarter ended June 30, 1995.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 5.    OTHER INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

       During the first half of 1995, the Company's net cash proceeds from operating activities was approximately $10,989,000, a decline of $4,428,000 from the same period in 1994. This decline was principally attributable to the lack of gain on exercise of options in the first six months of 1995 versus $3,722,000 of such gains in the first six months of 1994. (See "Results of Operations" below for further discussion.)

       During the first half of 1995, the Company financed five mortgage loans for a total of $30,468,000 with initial interest rates ranging from 9.77% to 12.31%, and initial terms of seven to ten years. All such loans have rollover provisions after the initial term. These loans included two community hospitals and three nursing homes. In addition, the Company advanced approximately $18,843,000 for 14 construction loans, most of which are for new facilities. During the first half of 1995, two of the construction loans were converted to permanent financings. The above loan activity, plus changes in working capital loans and principal repayments, were the reasons net loans increased approximately $46,836,000, and net cash used in investing activities was approximately $48,589,000.

       The Company's working capital loans, all to related parties, are expected to continue to slowly decline as the underlying projects continue to improve their financial performance and thereby pay down these loans.

       In the first quarter of 1995, the Company paid $532,000 for common stock in a privately held company with which the Company has several mortgage loans and operating-lease transactions. The investment was made as a result of warrants granted to the Company when it provided the mortgage loan and operating-lease financing. This investment represented less than 1% of the invested company's equity.

       Since December 31, 1994, borrowings under line of credit arrangements increased $48,200,000 to $119,100,000 due to the investment activity discussed above. The Company's weighted average interest rate on its line of credit arrangements at June 30, 1995 was 7.98% (see "Results of Operations" below for further discussion of interest rates). As of June 30, 1995, the Company had approximately $132,400,000 in unfunded commitments and total available funding sources of $60,900,000. The Company believes that funds provided from operating activities, together with funds from loan repayments and equity and debt issuances, will be sufficient to meet current operating requirements.

       During the first half of 1995, the Company received approximately $2,043,000 from the sale of its shares under the dividend reinvestment and incentive stock option plans. The borrowings under the line of credit arrangements plus the proceeds from the dividend reinvestment and incentive stock option plans, less dividends paid, were the principal reasons that net cash provided from financing activities was approximately $37,300,000.


Results of Operations
---------------------

       Gross income for the first half of 1995 was $19,302,519 or 8.8% less than the first half of 1994. Interest income on loans receivable increased approximately $3,593,000, and operating lease rents increased approximately $600,000 while direct financing lease income and gain on exercise of options declined approximately $5,873,000. The increase in interest income on loans receivable and operating lease rents is attributable to the growth in the loan and operating-lease portfolios, a trend which the Company anticipates will continue. The decrease in direct financing lease income and gain on exercise of options is a reflection of other long-term trends which should also continue due to the greater market acceptance of mortgage loans and operating leases.

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

       In January 1995, the Company filed a lawsuit for collection of past due interest and principal of approximately $1,994,000 related to a nursing home in Detroit, Michigan. In March of 1995, the Company filed two lawsuits in Florida to collect past due interest and principal on a mortgage loan secured by two behavioral care facilities. In connection with the March filing, the Company presented for payment and received $1,125,000 on a letter of credit securing the Florida mortgage loan. After application of the letter of credit proceeds, the Company's carrying value of the Florida mortgage loan is approximately $13,468,000. Each of these loans was put on non-accrual status effective the beginning of the month the respective lawsuits were filed. Each of the debtors is in Chapter 11 bankruptcy. During 1994, the Company recognized approximately $2,155,000 interest income on these three loans. During that year, the Detroit, Michigan obligor paid 12 monthly interest payments, and the Florida obligor paid 11 monthly interest payments. Until the lawsuits are settled, the Company's net income and cash flow from operating activities will be adversely affected.

       The Company is aggressively proceeding against the borrowers; however, bankruptcy proceedings proceed slowly. The
Company has evaluated its allowance for losses and believes that the allowance is adequate, based on the information presently available.


Item 5.  Other Information

       On April 19, 1995, the Company issued a press release in which it announced, among other things, that the Board of Directors voted to pay a quarterly cash dividend of $.52 payable to shareholders of record on May 5, 1995, and that net income was $.42, a decrease of $.01 from the first quarter of 1994. None of the declared distribution constitutes return of capital on a GAAP basis since the Company's undistributed net income was $13,963,359 at June 30, 1995.

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