Form 10-Q
period 1995-09-30
HEALTH CARE REIT INC /DE/
filed 1995-11-01
CIK 766704

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON,  D. C.  20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995
                            OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

           Class:  Shares of Common Stock, $1.00 par value
                   Outstanding 11,723,528 shares

                       HEALTH CARE REIT, INC.

                               INDEX

                                                               Page

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

       Consolidated Balance Sheets as of September 30,
       1995 and December 31, 1994.                               3

       Consolidated Statements of Income --- Three
       months ended September 30, 1995 and 1994; nine
       months ended September 30, 1995 and 1994.                 4

       Consolidated Statements of Cash Flows ---
       Nine months ended September 30, 1995 and 1994.            5

       Consolidated Statements of Shareholders' Equity
       --- Nine months ended September 30, 1995 and 1994.        6

       Notes to Consolidated Financial Statements.               7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.         8


Part II.    OTHER INFORMATION

Item 5.     Other Information.                                  10

Item 6.     Exhibits and Reports on Form 8-K                    11


SIGNATURES                                                      12

                 PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------- ----------

Consolidated Balance Sheets (Unaudited)
Health Care REIT, Inc. and Subsidiary

                                                                   December 31
                                                   September 30        1994
                                                       1995           (Note)
                                                   ------------    ------------
ASSETS
Real Estate Related Investments:
  Loans receivable:
    Mortgage loans                                 $245,410,556    $230,781,805
    Construction loans                               29,584,792      17,073,652
    Working capital loans to related parties          6,169,812       7,068,254
                                                   ------------    ------------
                                                    281,165,160     254,923,711

  Investment in operating-lease properties           59,032,468      57,231,651
  Investment in direct financing leases              11,295,573      11,427,721
                                                   ------------    ------------
                                                    351,493,201     323,583,083
  Less allowance for losses                           9,150,000       5,150,000
                                                   ------------    ------------
           NET REAL ESTATE RELATED INVESTMENTS      342,343,201     318,433,083

Other Assets:
  Deferred loan expenses                              1,834,160       2,469,260
  Investments                                           532,000
  Cash and cash equivalents                             554,478         935,449
  Receivables and other assets                       12,742,537       2,264,197
                                                   ------------    ------------
                                                     15,663,175       5,668,906
                                                   ------------    ------------
                                                   $358,006,376    $324,101,989
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Borrowings under line of credit arrangements     $106,400,000    $ 70,900,000
  Other long-term obligations                        56,995,816      57,372,790
  Accrued expenses and other liabilities              8,099,445       6,649,424
                                                   ------------    ------------
                             TOTAL LIABILITIES      171,495,261     134,922,214

Shareholders' Equity:
  Preferred Stock, $1.00 par value:
    Authorized - 10,000,000 shares
    Issued and outstanding - none
  Common Stock, $1.00 par value:
    Authorized - 40,000,000 shares
    Issued and outstanding - 11,723,528
      in 1995 and 11,595,115 in 1994                 11,723,528      11,595,115
  Capital in excess of par value                    163,559,226     161,086,758
  Undistributed net income                           11,228,361      16,497,902
                                                   ------------    ------------
                    TOTAL SHAREHOLDERS' EQUITY      186,511,115     189,179,775
                                                   ------------    ------------
                                                   $358,006,376    $324,101,989
                                                   ============    ============


NOTE: The balance sheet at December 31, 1994 has been derived from the audited consolidated financial statements of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.




Consolidated Statements of Income (Unaudited)
Health Care REIT, Inc. and Subsidiary

                              Three Months Ended           Nine Months Ended
                                  September 30                September 30
                               1995          1994          1995          1994
                           -------------------------   -------------------------
Gross Income:
  Interest and other
    income                 $10,706,786   $ 7,707,712   $25,743,594   $19,151,904
  Operating leases:
    Rents                    1,581,145     1,412,448     4,705,624     3,937,348
    Gains on exercise of
      options                                                            100,029
  Direct financing leases:
    Lease income               382,164       678,834     1,146,492     3,694,657
    Gain on exercise of
      options                                229,379                   3,851,147
  Loan and commitment
    fees                       645,420       489,793     1,022,324       955,035
                           -----------   -----------   -----------   -----------
                            13,315,515    10,518,166    32,618,034    31,690,120

Expenses:
  Interest:
    Long-term obligations    1,265,701     1,479,452     4,023,435     4,625,548
    Line of credit
      arrangements           2,114,652       827,029     5,638,735     2,253,344
  Loan expense                 187,323        89,897       559,791       450,495
  Management fees              547,522       761,170     1,808,256     2,352,798
  Provision for losses       4,000,000       250,000     4,000,000       500,000
  Provision for depreci-
    ation                      395,108       349,229     1,175,183       998,259
  Settlement of manage-
    ment contract              763,500                     763,500
  Other operating
    expenses                   694,874       435,222     1,800,144     1,399,402
                           -----------   -----------   -----------   -----------
                             9,968,680     4,191,999    19,769,044    12,579,846
                           -----------   -----------   -----------   -----------

             NET INCOME    $ 3,346,835   $ 6,326,167   $12,848,990   $19,110,274
                           ===========   ===========   ===========   ===========

Average number of
  shares outstanding        11,708,175    11,529,947    11,667,512    11,500,842

Net income per share       $       .28   $       .55   $      1.10   $      1.66

Dividends per share        $       .52   $      .505   $     1.555   $      1.50


See notes to consolidated financial statements.




Consolidated Statements of Cash Flows (Unaudited)
Health Care REIT, Inc. and Subsidiary

                                                        Nine Months Ended
                                                          September 30
                                                      1995             1994
                                                  -----------------------------
OPERATING ACTIVITIES:
  Net income                                      $ 12,848,990     $ 19,110,274
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of loan and organization
        expenses                                       561,408          452,112
      Provision for losses                           4,000,000          500,000
      Provision for depreciation                     1,175,183          998,259
      Loan and commitment fees earned less
        than cash received                             528,207          369,159
      Direct financing lease income less
        than cash received                             132,148          785,753
      Interest income (in excess of) less
        than cash received                            (157,467)       2,180,448
      Increase in accrued expenses and
        other liabilities                              921,814        1,473,154
      Increase in other receivables and
        prepaid items                              (10,479,957)        (380,768)
                                                  ------------     ------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES          9,530,326       25,488,391

INVESTING ACTIVITIES:
  Investment in operating-lease properties          (2,976,000)     (13,396,550)
  Investment in loans receivable                   (69,551,237)     (75,353,793)
  Principal collected on loans                      43,467,256       47,408,995
  Increase in investments                             (532,000)
  Proceeds from exercise of lease purchase
    options                                                          28,205,953
  Increase in funds held in escrow--net                             (14,173,402)
  Investment in direct financing leases                              (1,300,000)
                                                  ------------     ------------
      NET CASH USED IN INVESTING ACTIVITIES        (29,591,981)     (28,608,797)

FINANCING ACTIVITIES:
  Long-term borrowings under line of
    credit arrangements                            152,400,000      188,100,000
  Principal payments on long-term borrowings
    under line of credit arrangements             (116,900,000)    (169,100,000)
  Net proceeds from the issuance of shares           2,600,881        2,364,180
  Principal payments on other long-term
    obligations                                       (376,974)      (3,871,119)
  Decrease (increase) in deferred loan
    expense                                             75,308       (1,345,544)
  Cash distributions to shareholders               (18,118,531)     (17,229,221)
                                                  ------------     ------------
           NET CASH PROVIDED FROM (USED IN)
                      FINANCING ACTIVITIES          19,680,684       (1,081,704)
                                                  ------------     ------------
Decrease in cash and cash equivalents                 (380,971)      (4,202,110)

Cash and cash equivalents at beginning
  of period                                            935,449        4,896,314
                                                  ------------     ------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD       $    554,478     $    694,204
                                                  ============     ============
Supplemental Cash Flow Information --
  Interest Paid                                   $  8,910,157     $  5,747,073
                                                  ============     ============


See notes to consolidated financial statements.




Consolidated Statements of Shareholders' Equity (Unaudited)
Health Care REIT, Inc. and Subsidiary


                                                    Nine Months Ended
                                                      September 30
                                                  1995              1994
                                              ------------------------------
Balances at beginning of period               $189,179,775      $184,131,828

Net income                                      12,848,990        19,110,274

Proceeds from issuance of shares under
  the dividend reinvestment plan -
  114,273 in 1995 and 96,955 in 1994             2,391,492         2,264,194

Proceeds from issuance of shares under
  the employee stock incentive plan -
  14,140 in 1995 and 5,860 in 1994                 209,389            99,986

Cash dividend paid                             (18,118,531)      (17,229,221)
                                              ------------      ------------

Balances at end of period                     $186,511,115      $188,377,061
                                              ============      ============



See notes to financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HEALTH CARE REIT, INC.


Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily an indication of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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


Note C - Management Agreement and Related Items

     The Company has agreed to a proposed merger of First Toledo Advisory Company ("FTAC") with and into the Company. The agreement, which is expected to close by November 30, 1995, calls for the issuance of 282,407 shares as consideration for the acquisition of FTAC. Through September 30, 1995, the Company has expensed $763,500 related to the merger and settlement of contract. The Company will expense any additional costs as incurred, as well as the fair value of the 282,407 shares when issued.


Note D - Contingencies

     As disclosed in the financial statements for the year ended December 31, 1994, the Company was contingently liable for certain obligations amounting to approximately $20,175,000. No significant change in these contingencies has occurred as of September 30, 1995.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

     During the first nine months of 1995, the Company's net cash proceeds from operating activities was approximately $9,530,000, a decline of $15,958,000 from the same period in 1994. However, approximately $10,095,000 of the decline arose from the delayed receipt of funds until early October of two loans repaid on September 30th. If these funds had been received by quarter end, the decline would have been approximately $5,863,000. The adjusted decline was principally attributable to the lack of gains on exercise of options in the first nine months of 1995 versus $3,951,000 of such gains in the first nine months of 1994. See "Results of Operations" below for further discussion.

     During the first nine months of 1995, the Company financed seven mortgage loans for a total of approximately $36,061,000 with initial interest rates ranging from 10.28% to 11.42%, and initial terms of seven to ten years. All the obligors have rollover provisions after the initial term. In addition, the Company advanced approximately $36,254,000 for 18 construction loans, most of which are for new facilities. During the first nine months of 1995, three of the construction loans were converted to permanent financings. During the same period, nine mortgage loans for approximately $39,040,000 were repaid. The above loan activity, plus changes in working capital loans and regular principal repayments, were the reasons net loans increased approximately $26,241,000 and net cash used in investing activities was approximately $29,592,000.

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

     Since December 31, 1994, borrowings under line of credit arrangements increased $35,500,000 to $106,400,000 (which debt has a weighted average interest of 7.59% at September 30, 1995). As of September 30, 1995, the Company had approximately $147,201,000 in unfunded commitments and total available funding sources of $73,600,000. The Company believes that funds provided from operating activities, together with funds from loan repayments and future equity or debt issuances, will be sufficient to meet current operating requirements.

     During the first nine months of 1995, the Company received approximately $2,601,000 from the sale of its shares under the dividend reinvestment and incentive stock option plans. The borrowings under the line of credit arrangements plus the proceeds from the dividend reinvestment and incentive stock option plans, less dividends paid, were the principal reasons that net cash provided from financing activities was approximately $19,681,000.

Results of Operations

     Gross income for the first nine months of 1995 was approximately $32,618,000 or 2.9% more than the first nine months of 1994. Interest income on loans increased $6,592,000 and operating lease rents increased approximately $768,000, while direct financing lease income and gain on exercise of options declined approximately $6,499,000. The increase in interest income on loans receivable and operating lease rents is attributable to the growth in the loan and operating-lease portfolios, a trend which the Company anticipates will continue. The decrease in direct financing lease income and gain on exercise of options is a reflection of other long-term trends which should also continue due to the greater market acceptance of mortgage loans and operating leases.

     In the first nine months of 1994, gross income included approximately $3,951,000 in gains on exercise of options. There were no such gains for the comparable period in 1995. Future gains on exercise of options are anticipated to be modest since the Company has only six remaining direct financing lease investments which total approximately $11,296,000.

     Net income totalled approximately $12,849,000 or $1.10 per share in the first nine months of 1995, versus approximately $19,110,000 or $1.66 per share for the comparable period in 1994. Major contributing factors for the decrease were the absence of gains on exercise of options in 1995 (discussed above), a $4,000,000 provision for losses in the third quarter of 1995, a $763,500 charge for settlement of management contract, and a tightening of the Company's net interest margin. (See below for a discussion of the last three items.)

     In January 1995, the Company filed a lawsuit for collection of past due interest and principal of approximately $1,994,000 related to a nursing home in Detroit, Michigan. In March of 1995, the Company filed two lawsuits in Florida to collect past due interest and principal on a mortgage loan secured by two behavioral care facilities. In connection with the March filing, the Company presented for payment and received $1,125,000 on a letter of credit securing the Florida mortgage loan. After application of the letter of credit proceeds, the Company's carrying value of the Florida mortgage loan is approximately $13,468,000. Each of these loans was put on non-accrual status effective the beginning of the month the respective lawsuits were filed. All three obligors are in Chapter 11 bankruptcy.

     In August 1995, the Company reached an agreement with the obligors on the two behavioral care facilities to hire independent professional management. Subsequently, the Company obtained additional information on the operating prospects for these two facilities and behavioral care facilities in general. Based on the additional information, the Company recorded a $4,000,000 third quarter provision for losses.

     In addition, the Company recognized approximately $2,155,000 in interest income on the above three loans in 1994 when the Detroit, Michigan obligor paid 12 monthly interest payments, and the Florida obligor paid 11 monthly interest payments. Until the lawsuits are settled, the Company's net income and cash flow will be adversely affected. The Company is continuing to proceed aggressively against the borrowers; however, bankruptcy proceedings are slow. The Company has evaluated its allowance for losses and believes that the allowance is adequate.

     In September 1995, the Company announced that it had revised the proposed merger agreement with First Toledo Advisory Company (its Manager). Through September 30, 1995, the Company incurred $763,500 of expenses related to the settlement of the management contract. The Company anticipates that it will incur approximately $100,000 of additional costs as well as the cost related to the fair value of issuing 282,407 shares, all of which is expected to be recognized in the fourth quarter of 1995.

     During the first nine months of 1995, average earnings on assets increased three basis points versus the same period for 1994, after excluding gains and other non-recurring items. However, in the second and third quarters, average earnings on assets declined 19 and 13 basis points, respectively, versus the comparable periods in 1994. The decline in average earnings on assets was caused by placing three loans on non-accrual status (discussed above) during the first quarter of 1995 and the general decline in interest rates during the last four quarters. During the same nine-month period, the Company experienced a 45 basis point increase in its average cost of borrowing. This was primarily due to new borrowings predominantly at the prime rate, which has not declined as quickly as U.S. Treasury rates used for new investments. However, the Company's average cost of borrowing declined in the second and third quarters of 1995 over the prior respective quarters. This decline is expected to level off in the final quarter of 1995. The above trends resulted in a tightening of its interest rate margin on a year-to-date basis.

     In the third quarter, the Company increased the use of its LIBOR interest rate pricing option, which is available on its primary line of credit. This interest rate pricing option has historically been less expensive than prime interest rate. Therefore, the greater utilization of LIBOR favorably affected the average cost of debt.

     Lastly, the Company's net income was affected by the average quarter-end debt-to-equity ratio of .84 to 1 in 1995 versus .63 to 1 in the first nine months of 1994. The increase in debt had the effect of increasing the Company's interest related expense.



PART II.   OTHER INFORMATION

Item 5.  Other Information

     On July 19, 1995, the Company issued a press release in which it announced, among other things, that the Board of Directors voted to pay a quarterly cash dividend of $.52 payable to shareholders of record on August 4, 1995, and that net income was $.40, a decrease of $.28 from the second quarter of 1995. None of the declared distribution constitutes return of capital on a GAAP basis since the Company's undistributed net income was $13,963,359 at June 30, 1995.

     On August 3, 1995, the Company issued a press release in which it announced, among other things, that an agreement in principle had been reached with debtors on two defaulted psychiatric hospital loans to hire independent professional management.

     On September 6, 1995, the Company issued a press release in which it announced, among other things, that the Board of Directors had approved revised terms of the acquisition of First Toledo Advisory Company, the Manager of the Company. The transaction described herein is subject to definitive agreements, stockholder approval, and other customary conditions.

     On September 25, 1995, the Company issued a press release in which it announced, among other things, that it had closed a $2.8 million mortgage loan for an 89-bed assisted living facility in Pennsylvania.

     On September 26, 1995, the Company issued a press release in which it announced, among other things, that it planned to send proxy materials relating to the proposed acquisition of First Toledo Advisory Company to shareholders of record on October 6, 1995.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     99.  Press release dated July 19, 1995
     99.  Press release dated August 3, 1995
     99.  Press release dated September 6, 1995
     99.  Press release dated September 25, 1995
     99.  Press release dated September 26, 1995

     (b)  Reports on Form 8-K

      None.



     Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HEALTH CARE REIT, INC.



Date:  November 1, 1995                By:  BRUCE G. THOMPSON
                                       Bruce G. Thompson, Chairman
                                       and Chief Executive Officer


Date:  November 1, 1995                By:  GEORGE L. CHAPMAN
                                       George L. Chapman, President


Date:  November 1, 1995                By:  ROBERT J. PRUGER
                                       Robert J. Pruger, Chief
                                       Financial Officer


Date:  November 1, 1995                By:  KATHLEEN S. PREPHAN
                                       Kathleen S. Prephan, Chief
                                       Accounting Officer



                           EXHIBIT INDEX

The following documents are included in this Form 10-Q as Exhibits:

              Designation
              Number Under
Exhibit       Item 601 of                Exhibit             Page
Number       Regulation S-K            Description          Number
--------     --------------            -----------          ------

   1               99                Press Release
                                  dated July 19, 1995         14

   2               99                 Press Release
                                  dated August 3, 1995        16

   3               99                 Press Release
                                 dated September 6, 1995      17

   4               99                 Press Release
                                dated September 25, 1995      19


   5               99                 Press Release
                                dated September 26, 1995      20