Form 10-K
period 1995-12-31
HEALTH CARE REIT INC /DE/
filed 1996-03-08
CIK 766704

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                     ------------------------

For the fiscal year ended                Commission File No. 1-8923
  December 31, 1995

                      HEALTH CARE REIT, INC.
    (Exact name of registrant as specified in its charter)

         Delaware
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification Number)

One SeaGate, Suite 1950, Toledo, Ohio                43604
(Address of principal executive office)            (Zip Code)

                          (419) 247-2800
        (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act:

                                        Name on Each Exchange
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
                Yes    X            No
                    --------           --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

                              [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant of February 1, 1996 was $242,989,911 based on the reported closing sales price of such shares on the New York Stock
Exchange for that date. As of February 1, 1996, there were 12,036,196 shares outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into
Part II.

Portions of the Registrant's definitive Proxy Statement for the annual shareholders meeting to be held May 21, 1996 are incorporated by reference into Part III.

                      HEALTH CARE REIT, INC.
                   1995 FORM 10-K ANNUAL REPORT

                        TABLE OF CONTENTS


                             PART I

Page
----
Item  1.  Business . . . . . . . . . . . . . . . . . . . . .     3
Item  2.  Properties . . . . . . . . . . . . . . . . . . . .    13
Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . .    14
Item  4.  Submission of Matters to a Vote of
             Security Holders  . . . . . . . . . . . . . . .    14

                             PART II

Item  5.  Market for the Registrant's Common Equity
             and Related Stockholder Matters . . . . . . . .    15
Item  6.  Selected Financial Data. . . . . . . . . . . . . .    16
Item  7.  Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations . . . . . . . . . . . . . . . . .    16
Item  8.  Financial Statements and Supplementary Data. . . .    22
Item  9.  Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . .    42

                             PART III

Item 10.  Directors and Executive Officers of
             the Registrant. . . . . . . . . . . . . . . . .    42
Item 11.  Executive Compensation . . . . . . . . . . . . . .    42
Item 12.  Security Ownership of Certain Beneficial
             Owners and Management . . . . . . . . . . . . .    42
Item 13.  Certain Relationships and Related
             Transactions. . . . . . . . . . . . . . . . . .    42

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K . . . . . . . . . . . .    43

                             PART I

ITEM 1.  BUSINESS

General
-------

     Health Care REIT, Inc. (the "Company"), founded in 1970, is a real estate investment trust that invests in health care facilities, primarily nursing homes. The Company also invests in assisted living facilities and retirement centers, specialty care and primary care facilities. The Company's investment portfolio is diversified by type of facility, number of facilities, operators, location and state. At December 31, 1995, the largest aggregate financing to any operator totalled $37,619,000 or 10.5% of real estate related investments. This operator, Olympus Healthcare Group, Inc., is an unrelated party.

Investment Portfolio
--------------------

     The following table reflects the diversification of the Company's investments at December 31, 1995:

                                                       Average
                                               Number  Invest-             Number
                Invest-  Percentage   Number     of     ment                 of
   Type of      ments       of          of      Beds/  Per Bed  Number of  States
  Facility    (1)(3)(4)  Portfolio  Facilities  Units   /Unit   Operators   (2)
------------- ---------  ---------  ---------- ------  -------  ---------  ------
              (in 000s)
Nursing Homes $203,779     45.6%       50       6,693  $ 30,447    29        18

Assisted
Living
Facilities      75,619     16.9        30       1,794    42,151    12        11

Specialty
Care
Facilities       61,635    13.8         4         397   155,251     2         4

Retirement
Centers          53,429    12.0         9       1,245    42,915     8         8

Behavioral
Care
Facilities       36,366     8.1         6         628    57,908     3         5

Primary Care
Facilities       16,071     3.6         5        N/A      N/A       1         3
               --------   -----       ---      ------

TOTALS         $446,899   100.0%      104      10,757
               ========   =====       ===      ======

(1) Investments include real estate related investments, unfunded commitments and credit enhancements which amount to $361,874,000, $65,495,000 and $19,530,000, respectively.

(2)    The Company has investments in 28 states.

(3) Investments do not include $122,695,000 in commitments for financings for which the Company has not yet funded any money.

(4) Due to a number of factors, it is possible that some portion of the commitments for financings will not result in permanent financing.

     Nursing Homes.--These facilities offer a combination of skilled and intermediate care services. Nursing homes provide long-term care and, more recently, supplement hospital care by providing subacute services formerly rendered in a hospital setting. The Company believes that a substantial portion of the payments received by operators of nursing homes financed by the Company is in the form of Medicaid reimbursement. Remaining payments come from private pay, Medicare, veterans' programs, private insurance and other sources.

     Assisted Living Facilities.--Assisted living facilities offer residential units for the frail elderly who need assistance with certain activities of daily living. Residents may participate in structured group activities. Meals are provided and certain health care services are available. Rent and services are typically paid by the resident.

     Specialty Care Facilities.--These facilities provide focused acute in-patient care to patients suffering from specific illnesses or diseases. Growth in demand for these services is due to the need to attain greater cost efficiency. Services are paid for by government programs (i.e., Medicare, Medicaid or veterans' programs) as well as private insurance (including "managed care" insurance providers).

     Retirement Centers.--These facilities offer residential units for active and ambulatory older individuals who need little or no care. Residents may participate in structured group activities. Meals are provided although apartments in most facilities have their own kitchens and limited health care services are available. Rent and services are typically paid by the resident.

     Behavioral Care Facilities.--These facilities offer comprehensive in-patient and out-patient psychiatric treatment programs. Programs are tailored to the individual and include individual, group and family therapy. Most programs are paid by insurance programs.

     Primary Care Facilities.--These facilities are designed to offer primary care to individuals in a doctor-office setting.
These primary care facilities also offer a number of specialties in one building such as obstetrics, gynecology, opthamology, and pediatrics. These services are provided in a group-practice setting and are usually offered in a "managed care" context. Payment for services is principally through prepaid contracts.

Investments
-----------

     In determining whether to finance a facility, the Company places primary emphasis on the experience of the operator, the feasibility of the project, the financial strength of the borrower or lessee, the amount of security available to support the financing and the amount of capital that is being committed to the project by the borrower or lessee. In addition, the Company considers a variety of other factors, including the site's suitability, appraisal reports of the facility and the existence of certificate of need procedures or other barriers that limit the entry of competing facilities into the community.

     The Company regularly monitors its investments through a variety of methods depending on the operator and type of facility. These procedures include the receipt and review of facility and guarantor financial statements, periodic site visits, property reviews and conferences with the operators. Such reviews of operators and facilities generally encompass licensure and regulatory compliance materials and reports, contemplated building improvements and other material developments.

     Substantially all of the Company's loans and leases are designed with escalating rate structures that may result in principal payment or purchase prior to maturity. However, the Company's policy is to structure longer term financing to maximize returns. The Company believes that appropriate new investments will be available in the future with substantially the same spreads over its costs of borrowing regardless of interest rate fluctuations.

     Investments are typically structured using mortgage loans or operating leases which are normally secured by guarantees and/or letters of credit. The Company typically finances up to 90% of the appraised value of the property. Since 1986, the Company's mortgage loan portfolio has substantially grown while its direct financing lease portfolio has declined significantly. From 1986 to 1995, the Company's mortgage loan portfolio has increased from $34,186,000 to $267,484,000 while its direct financing lease portfolio has declined from $91,696,000 to $11,246,000. From 1988 to 1995, the
Company's operating lease portfolio has increased from $7,709,000 to $58,629,000. In addition, the Company provides construction financing, only in conjunction with permanent financing, and in the past provided credit enhancements to facilitate bond financings.

     The Company has obtained warrants from five operators to purchase their common stock or a partnership interest. The warrants may have the effect of increasing the Company's return on its investments. None of the warrants are publicly traded. However, the underlying common stock that relates to one set of warrants is publicly traded, and the market price of such stock was below the exercise price of the related warrants at December 31, 1995.

     Mortgage Loans.--At December 31, 1995, the Company had 57 mortgage loans on 59 properties totalling $267,484,000, more than 95% of which are secured by first mortgages. Generally, the Company's mortgage loans have initial terms of seven to ten years with a renewal term, a 1% commitment fee, interest payment rates of 350 to 450 basis points over the relevant Treasury Note rate set at the beginning of the mortgage loan, and a 2% to 3% annual increase over the initial interest payment rate. Of the 57 mortgage loans, 52 require principal reduction, a feature not required for most mortgage loans made before 1991. The interest rate on mortgage loans closed through 1991 generally provided for an initial interest payment rate set at 400 to 450 basis points over the five or seven-year Treasury Note yield set at the beginning of the mortgage loan plus an additional 100 to 300 basis points of interest which is added to principal resulting in a repayment of principal at maturity greater than the original amount. While the Company's mortgage loans are structured to provide substantially the same economic benefit (same internal rate of return) as direct financing leases and operating leases over the life of the loan, the timing on recognition of income is different among the three types of investments. See the notes to the Consolidated Financial Statements for an explanation of the recognition of income.

     At December 31, 1995, interest rates on the Company's mortgage loans ranged from 8.75% to 13.44% and earned an average of approximately 11.05% (excluding prepayment fees) during 1995. The Company's mortgage loans generally impose a substantial fee upon prepayment equal to 9% of the principal balance of the mortgage loan in the earliest years of the loan with the amount of the prepayment fee declining through the last year of the mortgage loan when the prepayment fee expires. Furthermore, since 1994, the Company has included an initial period during which no prepayments are permitted. During 1995, the Company received $63,344,000 in principal prepayments, which generated $4,082,000 in prepayment fees.

     At December 31, 1995, the Company had three mortgage loans totalling $8,439,000 that generally provide for a floating rate with an interest payment rate of at least 300 basis points over the base rate of a specified financial institution. These mortgage loans generally have a 1% commitment fee.

     Operating Leases.--The Company actively markets operating leases. Such leases are priced by a variety of methods that are designed to generate higher annual rents, either through the use of specified increases or increasers based on some performance measure of the facility, and with options to purchase at a price based upon the then fair market value of the facility. At December 31, 1995, there were ten such leases totalling an investment of $46,306,000. All leases require the lessee to pay taxes, insurance and maintenance.

     The Company has also utilized operating leases in connection with managing and operating properties that have been relinquished to the Company by their previous owners, due to various loan and bond defaults. At December 31, 1995, there were two such leases with a total investment of $12,323,000.

     Direct Financing Leases.--At December 31, 1995, the Company had 6 direct financing leases outstanding with a total investment of $11,246,000. Generally, the Company's direct financing leases provide for a lease term of 20 years, a 1% commitment fee, rents of 400 to 425 basis points over the five-year Treasury Note rate set at the beginning of the lease, and a 2% to 3% annual increase over the initial payment. All leases require the lessee to pay taxes, insurance and maintenance. Substantially all lease agreements have been written with option prices that increase 2% to 3% per year from a base equal to 100% of the original investment. All option prices equal or exceed the Company's original investment in the property. For an explanation of the Company's accounting policy with respect to direct financing leases, see the notes to the Consolidated Financial Statements.

     Construction and Working Capital Loans.--At December 31, 1995, the Company had 18 construction loans outstanding totalling $17,736,000. Construction loans are made only to borrowers to whom the Company has made a commitment for permanent financing. Generally, construction loans have a 1% commitment fee and provide for interest at a variable rate equal to at least 250 basis points over the prime interest rate. Construction loans made by the Company will normally have a term of not more than two years and are secured by a mortgage on the facility under construction and by guarantees or letters of credit.

     The Company has also entered into other financing arrangements that involve making working capital loans. These loans generally had a 1% commitment fee and provided for interest at a variable rate equal to at least 200 basis points over the prime interest rate. The Company has not made any new working capital loans of this type for several years and will make any future working capital loans only on a very selective basis. Security for such loans has consisted of second mortgage liens and, in some cases, security interests in limited partnership interests.

     At December 31, 1995, the Company had outstanding construction and working capital loans totalling $24,515,000 and unfunded commitments to provide an additional $57,304,000.

     Credit Enhancements.--In 1984 and 1985, the Company provided credit enhancements to four related parties which facilitated lower cost industrial development revenue bond financing. These credit enhancements took the form of agreements to purchase health care facilities or the loans in respect thereof in the event the owners default upon their obligations. In consideration for such credit enhancements, the Company receives annual fees of 1.5% of the original bond amounts ($383,100 recognized in 1995). The Company does not anticipate offering credit enhancements in the future.
As of December 31, 1995, the Company had credit enhancements relating to industrial development revenue bonds totalling $19,530,000.

Allowance For Losses
--------------------

     The Company maintains an allowance for possible losses which is reevaluated quarterly to determine its adequacy. See Note 1 of Notes to Financial Statements. At December 31, 1995, $6,500,000 of the total allowance of $9,950,000 was allocated to three specific properties. The Company believes that its allowance is adequate.

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

     Medicare and Medicaid programs have traditionally reimbursed nursing facilities for the reasonable direct and indirect allowable costs incurred in providing routine services (as defined by the programs), subject to certain cost ceilings. However, many states have converted to a system based on prospectively determined fixed rates, which may be based in part on historical costs. The Medicare program has been working to develop a fixed-payment-per -discharge system for nursing facilities similar to that used for acute care hospitals.

     Medicare and Medicaid regulations could adversely affect the resale value of the Company's health care facilities. Medicare regulations provide that when a facility changes ownership (by sale or under certain lease transactions), reimbursement for depreciation and interest will be based on the lesser of the cost to the new owner or the historical cost of the original owner. Medicaid regulations allow a limited increase in the valuation of nursing facilities (but not hospitals) during the time the seller owned the facility. Other Medicare and Medicaid regulations provide that upon resale, facilities are responsible to pay back prior depreciation reimbursement payments that are "recaptured" as a result of the sale.

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

     Recent changes in the Medicare and Medicaid programs will likely result in increased use of "managed care" organizations to meet the needs of program beneficiaries. These organizations selectively contract with health care facilities, resulting in some facilities being excluded from the ability to serve program beneficiaries.

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

     Recent proposals to significantly reduce Medicare and Medicaid spending at the federal level could reduce revenues of the Company's customers. Congress passed legislation that would, over seven years, reduce Medicare spending by an estimated $226 billion and federal Medicaid spending by $133 billion. The proposed reductions include specific elements that would affect the Company's customers, including changes in the Medicare payment system for skilled nursing facilities that would reduce payments by approximately $9.5 billion. While the President vetoed this legislation, he has proposed seven-year reductions of $124 billion under Medicare and $59 billion under Medicaid.

     The proposals of the President and the Congress share some elements, including expanding the role of private managed care organizations that selectively contract for facility services. Major policy differences remain between these proposals, including differences over whether to end the federal entitlement to Medicaid benefits and convert the program to a block grant to states to use as they see fit. Such a change would allow states to divert funds currently used to pay facilities of the types operated by the Company's customers to other purposes.

     It is impossible to predict with certainty what form federal health care legislation may ultimately take. However, it is likely that some steps will be taken to reduce the rate of growth in both the utilization and the cost of health care facility services.

     In order to meet a federal requirement, most states required providers to obtain certificates of need prior to construction of inpatient facilities and certain outpatient facilities. However, in 1987, the federal requirement was repealed. Some states have repealed these requirements, which may result in increased competition, and other states are considering similar repeals.

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

Taxation
--------

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

     Generally, for each taxable year during which the Company qualifies as a real estate investment trust, it will not be taxed on the portion of its taxable income (including capital gains) that is distributed to stockholders. Any undistributed income or gains will be taxed to the Company at regular corporate tax rates. The Company will be subject to tax at the highest corporate rate on its net income from foreclosure property, regardless of the amount of its distributions. The highest corporate tax rate is currently 35%. The Company may elect to treat any real property it acquires by foreclosure as foreclosure property, including any property acquired in future foreclosure actions brought with respect to the three loans in default referred to in the discussion of "Results of Operations" below. This would permit the Company to hold such property for up to two years without adverse consequences. Subject to certain limitations, the Company will also be subject to an additional tax equal to 100% of the net income, if any, derived from prohibited transactions. A prohibited transaction is defined as a sale or disposition of inventory-type property or property held by the Company primarily for sale to customers in the ordinary course of its trade or business, which is not property acquired on foreclosure.

     The Company is subject to a nondeductible federal excise tax equal to 4% of the amount, if any, by which 85% of its ordinary income plus 95% of its capital gain net income (plus distribution deficiencies from prior years) exceeds distributions actually paid or treated as paid to stockholders during the taxable year, plus current year income upon which the Company pays tax and any overdistribution from prior years. Due to the growth of the Company's income, primarily as a result of large capital gains from the exercise of purchase options under leases, the Company did not satisfy this requirement in 1995, 1994 and 1993 and incurred an excise tax of approximately $326,000, $575,000 and $132,000 respectively, in those years. There is a cumulative underdistri-bution of $12,741,000 that will carry over to 1996 and later years until reduced by distributions in a subsequent year that exceed the percentage of that year's income that is required to be distributed currently.

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

     Unless entitled to relief under specific statutory provisions, the Company also would be disqualified from taxation as a real estate investment trust for the four taxable years following the year during which qualification was lost.

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

HCRI Pennsylvania Properties, Inc.
----------------------------------

     On November 1, 1993, the Company formed a wholly-owned subsidiary, HCRI Pennsylvania Properties, Inc. This subsidiary was created to own real estate in the State of Pennsylvania.

The Manager and Merger
----------------------

     First Toledo Corporation (the "Original Manager") was organized in April 1970 under the laws of the State of Ohio for the purpose of administering and managing the daily affairs of the Company and advising the Company with respect to investments. Effective June 1, 1994, First Toledo Corporation spun off the management agreement (defined below) and certain other assets to First Toledo Advisory Company (the "Manager"). On November 30, 1995, the Manager merged with and into the Company pursuant to a Revised Merger Agreement (the "Merger"). Consideration for this transaction totaled approximately $5,048,000 which was solely comprised of 282,407 shares of the Company's common stock. In addition, the Company acquired approximately $46,000 in net assets and incurred approximately $792,000 of related transaction expenses. The Merger was a tax-free reorganization. The consider-ation, plus related transaction expenses, were accounted for as a settlement of a management contract.

     Messrs. Wolfe and Thompson were Directors of the Manager and each owned 50% of the outstanding common stock of the Manager. In addition, Robert J. Pruger, Chief Financial Officer of the Company, was also a Director and Treasurer of the Manager. Erin C. Ibele, Vice President and Corporate Secretary of the Company, was also a Director, Vice President and Corporate Secretary of the Manager. George L. Chapman, President of the Company, was Executive Vice President and General Counsel of the Manager. The ownership percentages, titles and duties of each individual noted above were the same for the Manager and the Original Manager.

     Pursuant to the Management Agreement (the "Agreement"), the Manager assisted the Company in establishing investment policies and in selecting and negotiating the terms of the Company's investments. The Manager also administered the day-to-day affairs of the Company. The Agreement was renewed annually upon the approval of a majority of the Directors, and was ratified annually by the holders of a majority of the outstanding shares of common stock.

     The Agreement provided that the Manager was to be compensated for its services at the monthly rate of one-tenth of one percent of the average invested assets of the Company less long- and short-term debt obligations (excluding accrued expense and other liabilities). Average invested assets were defined as the average of the aggregate book value of the assets of the Company invested in equity interests in and loans secured by real estate before allowances for doubtful amounts or allowances to reduce certain leases to option prices or other similar non-cash allowances, computed by taking the average of such value at the end of each month. The Manager was also entitled to receive an incentive fee equal to 10% of the amount of net profits which exceed 10% of the average net worth of the Company as defined in the Agreement.

     For the years ended December 31, 1995, 1994 and 1993, management fees amounted to $2,386,000, $3,087,000, and $2,427,000, respectively.  Of such amounts, $267,000, $807,000, and $771,000, respectively, related to the profit based incentive fee. The fees do not include $22,500 for 1994 and 1993, respectively, that were paid directly by the Company to certain employees for certain services.

     The Manager paid all charges, including salaries, wages, payroll taxes, costs of employee benefit plans and charges for incidental help, attributable to its own operations in connection with providing services under the Agreement. The Manager also paid its own accounting fees and related expenses, legal fees, insurance, rent, telephone, utilities and travel expenses of its officers and employees.

     Under the Agreement, the Company was required to indemnify the Manager and its officers, directors and employees from any liabilities arising out of the performance of the Manager's duties under the Agreement unless such liabilities resulted from the bad faith, willful malfeasance, gross negligence or reckless disregard of its duties.


ITEM 2.  PROPERTIES

     The Company's headquarters are currently located at One SeaGate, Suite 1950, Toledo, Ohio 43604. Office space, equipment and services were furnished by the Manager through November 30, 1995. As part of the Merger, the office space and equipment were acquired by the Company.

     As part of its investment portfolio, at December 31, 1995, the Company owned and leased to qualified professional operators 11 nursing homes, eight assisted living facilities, and three primary care facilities. These facilities are located in Arizona, Connecticut, Florida, Illinois, Indiana, Kentucky, Missouri, North Carolina, Ohio, Oklahoma, Pennsylvania, Texas, Virginia and West Virginia. The foregoing properties are also part of the Company's investment portfolio. See Item 1. BUSINESS - "Investment Portfolio" above.


ITEM 3.  LEGAL PROCEEDINGS

          None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of Health Care REIT, Inc. was duly called and held on November 28, 1995 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Company's management and Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the management's nominees for election as directors as listed in the Proxy Statement, and all such nominees were elected.

     Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A as follows:

          Proposal #1 -- To approve the merger of the Manager with and into the Company:

                       For               6,972,618
                       Against             273,146
                       Abstain             282,001

          Proposal #2 -- To approve the Company's 1995 Stock
          Incentive Plan:

                       For               6,103,250
                       Against             866,656
                       Abstain             377,858

          Proposal #3 -- The election of three directors:

                Nominee                For         Against
          ---------------------     ----------     -------
          Richard C. Glowacki       10,558,121     238,033
          Bruce G. Thompson         10,537,951     258,203
          Richard A. Unverferth     10,523,115     273,039

          Proposal #4 -- To ratify the appointment of Ernst & Young LLP as independent auditors for 1996:

                       For           10,605,121
                       Against           54,407
                       Abstain          136,626


                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The following table sets forth, for the periods indicated, the high and low prices of the Company's Common Stock on the New York Stock Exchange, as reported on the Composite Tapes, and dividends paid per share. There were 5,370 stockholders of record as of December 31, 1995.

                          Sales Price
                                              Dividends
                        High       Low           Paid
1995                   ------     ------      ---------
    First Quarter      22 3/8     19 7/8        $ .515
    Second Quarter     23 1/8     20 3/8           .52
    Third Quarter      21 1/2     15 1/2           .52
    Fourth Quarter     19 1/8     15 3/4           .52

1994
    First Quarter      25 3/8     22 1/2          .495
    Second Quarter     25 1/4     23 1/4           .50
    Third Quarter      25         22              .505
    Fourth Quarter     22 5/8     19 3/4           .51


ITEM 6.  SELECTED FINANCIAL DATA

                              1995       1994       1993       1992       1991
                            --------   --------   --------   --------   --------
                                 (In thousands, except per share amounts)
Gross Income                $ 44,596   $ 42,732   $ 36,018   $ 28,908   $ 29,248
Net Income                    13,635     24,953     20,055     16,515     13,126
Loans Receivable             291,999    254,924    185,282    151,414    123,812
Investment in Operating-
   Lease Properties and
   Other                      58,629     57,232     42,776     10,301     14,800
Investment in Direct
   Financing Leases           11,246     11,428     52,950     65,411     68,391
Total Assets                 358,092    324,102    285,024    226,207    207,204
Borrowings Under Line
   of Credit Arrange-
   ments                     106,700     70,900     35,000     78,900     62,200
Senior Notes and Other
   Long-Term Obligations      56,060     57,373     61,311     24,819     28,144
Shareholders' Equity         187,598    189,180    184,132    118,948    113,956
Cash Distributions to
   Shareholders               24,215     23,127     18,252     15,922     12,042
Average Number of Shares
   Outstanding                11,710     11,519      9,339      8,629      6,828
Per Share:
   Net Income                   1.16       2.17       2.15       1.91       1.92
   Distributions                2.075      2.01       1.93       1.85       1.77



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     Loan interest payments, lease payments and loan and commitment fees are the Company's primary sources of cash from operating activities. Net cash provided from operating activities in each of the three most recent years totalled $27,153,000 in 1995; $31,977,000 in 1994; and $23,180,000 in 1993. The decrease in 1995 versus 1994 was primarily due to a $2,900,000 net reduction in gain on exercise of options and prepayment fees in addition to the loss of interest income during 1995 on three non-performing loans. Interest income on these three loans totalled $2,155,000 in 1994. The 1994 versus 1993 increase arose primarily from an increase in the Company's net income. However, there are differences between the recognition of income for financial reporting purposes and cash receipts for both leases and mortgage loans which cause period-to-period changes in net cash provided from operating activities.

     The level of the Company's investing activities varies over time due to a number of factors, including economic conditions in the health care financing market, the availability of capital resources, and the timing of principal payments. Investing activities in loans receivable and leases, net of principal collected on loans, were $40,576,000, $84,797,000 and $67,720,000 for the years 1995, 1994 and 1993, respectively. The net increase in investments in 1995 was unfavorably affected by higher loan repayments of almost $21,000,000. Additionally, certain 1995 anticipated investments were delayed or in the case of construction loans funded more slowly than expected. The net increase in investments in 1994 versus 1993 was due to significantly increased marketing activity.

     The Company's investing activities are financed principally by borrowings, proceeds from the exercise of lease purchase options, loan repayments, and equity issuances, including issuances pursuant to the Company's dividend reinvestment plan and the Company's employee incentive stock option plans. On April 8, 1993, the Company issued $52,000,000 of Senior Notes (the "Senior Notes") to a group of institutional investors, the Company's first such debt offering. These Senior Notes were issued in three tranches with an initial effective interest rate of 7.63% and an average maturity of approximately seven years.

     The Company has a credit agreement for $150,000,000 with ten banks which matures March 31, 1997. The agreement specifies that borrowings under the revolving credit are subject to interest rates, at the Company's option, based on either the agent bank's prime rate of interest or 1.5% over LIBOR interest rate. The Company is primarily utilizing the LIBOR pricing option with a weighted average LIBOR interest rate of 7.32% at December 31, 1995. In addition, the Company pays a commitment fee at an annual rate of
 .5% of the unused line and an annual agent's fee of $75,000. At December 31, 1995, the Company had $90,000,000 outstanding under the revolving credit agreement.

     The revolving credit agreement limited the amount of borrowings available to 75% of the Company's borrowing base. The Company's borrowing base consisted of mortgage loans and leases not in default which, with the consent of the banks, are assigned to the lenders' collateral pool. Each borrowing base property was valued generally at the lower of the Company's cost or the market value of the underlying property with substantially all such properties valued at cost. As of December 31, 1995, the borrowing base under the revolving credit agreement limited the amount of the borrowing to $113,000,000. The Company's borrowing availability was limited by the exclusion of certain assets from the borrowing base such as construction loans. The Company anticipates that the completion of facilities under construction and the inclusion of leases and mortgage loans relating to completed facilities in its borrowing base will enable it to increase its borrowings to the $150,000,000 maximum availability. At December 31, 1995, the Company had $188,190,000 of unfunded commitments.

     The revolving credit agreement contains covenants that require the Company to maintain a ratio of cash flow (as defined in the agreement) to interest expense of not less than 2 to 1 in any quarter; a ratio of total funded debt to sum of net worth and convertible subordinated indebtedness of not more than 1.3 to 1; and a tangible net worth of $180,000,000. The Company was in compliance with those and all other covenants at December 31, 1995.

     At December 31, 1995, the Company had two unsecured lines of credit with two banks for a total of $35,000,000. Borrowings under these lines are made pursuant to notes payable, are due on each bank's demand and are subject to interest at each bank's prime rate of interest. The Company had $16,700,000 outstanding at December 31, 1995 under these lines of credit.

     The Company uses interest rate swap contracts solely to accomplish the Company's policy of reducing its interest rate risk, and thereby maintain a more consistent, predictable interest rate margin. The Company monitors the amount of its variable interest rate assets and debt and uses interest rate swap contracts to partially balance the amount of variable interest rate debt with its variable interest rate assets. Interest rate swap contracts permit the Company to match either by fixing interest rates on a portion of its line of credit borrowings, or converting a portion of its fixed rate debt to variable rate. At December 31, 1995, the Company had two five-year interest rate swap contracts which expire in 1996 and 1997, which hedge the Company's interest rate risk relating to $30,000,000 of variable interest rate borrowings. At December 31, 1995, the Company was at risk for rising rates because its variable interest rate debt exceeded its variable interest rate assets.

     Proceeds from the exercise of lease purchase options were approximately $38,330,000 and $12,085,000 for the years 1994 and 1993, respectively. At December 31, 1995, the Company had a limited number of direct financing leases and, therefore, anticipates that proceeds from the exercise of purchase options will be significantly reduced.

     In the last three years, the Company has had one public offering of Common Stock. In 1993, the Company issued 2,500,000 shares of Common Stock which provided net proceeds of $59,085,000 at $23.63 per share. The proceeds were initially used to pay down the Company's bank lines of credit.

     The dividend reinvestment plan and, to a lesser extent, the employee incentive stock option plan together represent a significant source of capital for the Company. During 1995, 1994 and 1993, issuance of Common Stock pursuant to these plans generated $3,104,000, $3,222,000, and $4,296,000, respectively, in cash for the Company.

     The Company believes that funds provided from operating activities, together with funds from new equity and debt issuances, present credit lines, scheduled loan repayments and equity issuances under Company stock plans, will be sufficient to meet current operating requirements and existing commitments. For example, the Company anticipates completing a $30,000,000 private note issuance in the first quarter of 1996.

Results of Operations
---------------------

     Gross income increased $1,864,000, $6,714,000 and $7,110,000 in 1995, 1994 and 1993, respectively. In 1995, interest income on loans receivable, operating lease rents, and loan and commitment fees each increased while direct financing lease income decreased when compared to 1994. The increases in interest income on loans receivable, operating lease rents, and loan and commitment fees are attributable to the growth in the loan and operating lease properties portfolio, a long-term trend which the Company anticipates will continue. The decrease in direct financing lease income is a reflection of another long-term trend which should also continue.

     In 1994, interest income on loans receivable and operating lease rents both increased while direct financing lease income decreased when compared to 1993. These changes in components of gross income reflect the trend of change in the components of the investment portfolio discussed above.
     Net income totalled $13,635,000 in 1995,  $24,953,000 in 1994, and $20,055,000 in 1993 and is the result of a number of factors. Generally, the principal factors are the difference between the Company's average earnings on assets versus its average cost of borrowings and the Company's debt-to-equity ratio. Other factors are the settlement of management contract, management fees, other operating expenses and the provision for losses.

     The 1995 decrease in net income was due in large part to the $5,794,000 charge for settlement of management contract, a $4,800,000 provision for losses and a decrease in net interest margin. On November 30, 1995, the Manager merged with and into the Company pursuant to a Revised Merger Agreement. Consideration for this transaction of $5,048,000, plus $792,000 of related expenses, less $46,000 in net assets acquired, were accounted for as a settlement of a management contract. Also in 1995, the Company charged operations $4,800,000 for provision for losses which primarily relates to non-performing loans as well as an increase in the general allowance. The Company's net interest margin decreased 116 basis points from 1994, which is almost solely due to a net decline in gains on exercise of options and prepayment fees. Without those items, average earnings on assets would have declined approximately three basis points in 1995 versus 1994. The average cost of borrowing was virtually the same for 1995 versus 1994, but in 1995, there was a constant quarter-to-quarter decline, which is a reflection of a general decline in interest rates during the year. The Company anticipates that in 1996, its core average earnings on assets will increase modestly and its average cost of debt will decline.

     The Company's 1995 net income was also affected by an increase in the average quarter-end, debt-to-equity ratio from .65 to 1 in 1994 to .85 to 1 in 1995. During 1995, the Company was propor-tionally using more debt as a source of funds. Therefore, the Company proportionally incurred more interest expense for every dollar of revenue, and thereby decreased its net interest margin and net income.

     The 1994 increase in net income was due in large part to the growth in net interest margin. The Company's average earnings on assets increased approximately 67 basis points from the same period in 1993, while the Company's average cost of borrowing increased 37 basis points, thereby resulting in a 30 basis point increase in net interest margin. The increase in the average earnings on assets was solely due to gains on exercise of options and prepayment fees. Without those items, average earnings on assets would have declined approximately 35 basis points in 1994 versus 1993. The increase in average cost of borrowing was due to a general rise in interest rates in 1994 over 1993 as well as an increase in the LIBOR interest rate spread in the Company's amended and expanded revolving line of credit agreement.

     The Company's 1994 net income was also affected by a decrease in the average quarter-end, debt-to-equity ratio from 1 to 1 in 1993 to .65 to 1 in 1994. During 1994, the Company was proportion-ally using less debt as a source of funds. Therefore, the Company proportionally incurred less interest expense, and thereby increased its net interest margin and net income.

     Management fees and other operating expenses were $5,284,000 in 1995, $5,072,000 in 1994, and $3,878,000 in 1993. Management
fees declined significantly in 1995 versus 1994 due primarily to lower net income in 1995, which reduced the incentive portion of the fee, as well as the termination of the management contract on November 30, 1995. The higher management fee in 1994 was due to both higher net income and the 1993 equity offering which substantially increased the base portion of the management fee.
The increase in other operating expenses in 1995 and 1994 resulted from increased professional fees, general growth of the Company, and increased marketing activity. The Company anticipates that due to the management buyout, other operating expenses will be lower than 1995's combined management fee and operating expenses, both in aggregate dollars and as a percentage of revenues.

     The Company has three loans totalling $14,712,000 from debtors in bankruptcy. The Company has not recorded any interest income on any of these loans since March 1995. In addition, the Company has working capital loans totalling $2,518,000 at December 31, 1995, which have been on a non-accrued status for several years. The facility's financial performance has improved in recent years, and the Company is recognizing interest income on a cash basis.

Impact of Inflation
-------------------

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



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT AUDITORS



Shareholders and Directors
Health Care REIT, Inc.



We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.


                                                  ERNST & YOUNG LLP

Toledo, Ohio
February 6, 1996

                       Health Care REIT, Inc.
                    Consolidated Balance Sheets

                                                         December 31
                                                    1995              1994
                                                ------------------------------
ASSETS
Real estate related investments:
  Loans receivable, including amounts
    from related parties of $29,112,548
    and $29,283,939, respectively               $291,998,722      $254,923,711
  Operating-lease properties, less
    accumulated depreciation of
    $4,220,655 and $2,803,787,
    respectively                                  58,628,509        57,231,651
  Direct financing leases                         11,246,492        11,427,721
                                                ------------      ------------
                                                 361,873,723       323,583,083
  Less allowance for losses                        9,950,000         5,150,000
                                                ------------      ------------
Net real estate related investments              351,923,723       318,433,083

Other Assets:
  Deferred loan expenses                           1,747,537         2,469,260
  Cash and cash equivalents                          860,350           935,449
  Investment securities available
    for sale                                         845,297
  Receivables and other assets                     2,715,146         2,264,197
                                                ------------      ------------
                                                   6,168,330         5,668,906
                                                ------------      ------------
Total assets                                    $358,092,053      $324,101,989
                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Borrowings under line of credit
    arrangements                                $106,700,000      $ 70,900,000
  Senior notes                                    52,000,000        52,000,000
  Other long-term obligations                      4,059,639         5,372,790
  Accrued expenses and other liabilities           7,734,618         6,649,424
                                                ------------      ------------
Total liabilities                                170,494,257       134,922,214

Shareholders' Equity:
  Preferred Stock, $1.00 par value:
    Authorized - 10,000,000 shares
    Issued and outstanding - None
  Common Stock - $1.00 par value:
    Authorized - 40,000,000 shares
    Issued and outstanding - 12,034,196
      shares in 1995 and 11,595,115
      shares in 1994                              12,034,196        11,595,115
  Capital in excess of par value                 168,800,194       161,086,758
  Undistributed net income                         5,918,109        16,497,902
  Unrealized gains on investment
    securities available for sale                    845,297
                                                ------------      ------------
Total shareholders' equity                       187,597,796       189,179,775

Commitments and contingencies
                                                ------------      ------------
Total liabilities and shareholders' equity      $358,092,053      $324,101,989
                                                ============      ============

See accompanying notes.

                       Health Care REIT, Inc.
                  Consolidated Statements of Income

                                                Year ended December 31
                                          1995           1994           1993
                                       -----------    -----------    -----------
Gross income, including amounts
from related parties of $3,798,347,
$3,810,340 and $3,611,580 for 1995,
1994 and 1993, respectively:
  Interest on loans receivable         $34,918,572    $26,038,471    $21,603,573
  Direct financing leases:
    Lease income                         1,528,655      4,353,192      8,094,184
    Gain on exercise of options                         5,389,399      2,175,334
  Operating leases:
    Rents                                6,351,822      5,480,232      2,812,468
    Gain on exercise of options                           100,029
  Loan and commitment fees               1,666,286      1,184,024      1,202,516
  Interest and other income                130,592        186,684        130,132
                                       -----------    -----------    -----------
                                        44,595,927     42,732,031     36,018,207

Expenses:
  Interest:
    Line of credit arrangements          7,472,418      3,537,555      3,819,054
    Senior notes and other long-
      term obligations                   5,279,232      6,146,589      6,997,992
  Loan expense                             752,115        637,625        328,187
  Management fees                        2,385,535      3,086,988      2,426,639
  Provision for depreciation             1,579,544      1,385,077        790,471
  Provision for losses                   4,800,000      1,000,000        150,000
  Settlement of management contract      5,793,534
  Other operating expenses               2,898,576      1,985,279      1,450,926
                                       -----------    -----------    -----------
                                        30,960,954     17,779,113     15,963,269
                                       -----------    -----------    -----------

Net income                             $13,634,973    $24,952,918    $20,054,938
                                       ===========    ===========    ===========

Net income per share                   $      1.16    $      2.17    $      2.15

Average number of shares
  outstanding                           11,709,642     11,519,123      9,339,081

See accompanying notes.

                                 Health Care REIT, Inc.
                    Consolidated Statements of Shareholders' Equity

                                                  Capital in
                                   Common          Excess of       Undistributed   Unrealized
                                    Stock          Par Value        Net Income        Gains           Total
                                  -----------     ------------     ------------    ----------     ------------
Balances at January 1, 1993       $ 8,751,972     $ 97,327,593     $ 12,868,429    $              $118,947,994
Net income                                                           20,054,938                     20,054,938
Proceeds from the sale of
  2,500,000 shares less
  related expenses of
  $3,727,470                        2,500,000       56,585,030                                      59,085,030
Proceeds from issuance of
  194,277 shares under the
  dividend reinvestment and
  stock option plans                  194,277        4,101,334                                       4,295,611
Cash dividends paid--$1.93
  per share                                                         (18,251,745)                   (18,251,745)
                                  -----------     ------------     ------------                   ------------
Balances at December 31, 1993      11,446,249      158,013,957       14,671,622                    184,131,828
Net income                                                           24,952,918                     24,952,918
Proceeds from issuance of
  148,866 shares under the
  dividend reinvestment and
  stock option plans                  148,866        3,072,801                                       3,221,667
Cash dividends paid--$2.01
  per share                                                         (23,126,638)                   (23,126,638)
                                  -----------     ------------     ------------                    ------------
Balances at December 31, 1994      11,595,115      161,086,758       16,497,902                    189,179,775
Net income                                                           13,634,973                     13,634,973
Proceeds from issuance of
  156,674 shares under the
  dividend reinvestment and
  stock option plans                  156,674        2,947,818                                       3,104,492
Issuance of 282,407 shares
  related to settlement of
  management contract                 282,407        4,765,618                                       5,048,025
Unrealized gains on invest-
  ment securities available
  for sale                                                                            845,297          845,297
Cash dividends paid--$2.075
  per share                                                         (24,214,766)                   (24,214,766)
                                  -----------     ------------     ------------      --------     ------------

Balances at December 31, 1995     $12,034,196     $168,800,194     $  5,918,109      $845,297     $187,597,796
                                  ===========     ============     ============      ========     ============

See accompanying notes.

                       Health Care REIT, Inc.

                 Consolidated Statements of Cash Flows

                                             Year ended December 31
                                       1995            1994            1993
                                   --------------------------------------------
OPERATING ACTIVITIES
  Net income                       $ 13,634,973    $ 24,952,918    $ 20,054,938
  Adjustments to reconcile net
    income to net cash provided
    from operating activities:
      Amortization of loan and
        organization expenses           749,270         639,781         328,546
      Provision for losses            4,800,000       1,000,000         150,000
      Provision for depreciation      1,579,544       1,385,077         790,471
      Settlement of management
        contract                      5,001,624
      Loan and commitment fees
        earned less than cash
        received                      1,466,865         693,213         494,292
      Direct financing lease
        income less than cash
        received                        181,229         905,860         376,046
      Interest income less than
        cash received                   524,907       2,120,035         586,092
      (Decrease) increase in
        accrued expenses and
        other liabilities              (381,671)        856,127         547,715
      Increase in receivables
        and other assets               (403,955)       (575,571)       (148,487)
                                   ------------    ------------    ------------
Net cash provided from
  operating activities               27,152,786      31,977,440      23,179,613

INVESTING ACTIVITIES
  Investment in loans receivable   (107,296,680)   (118,204,990)    (90,650,648)
  Investment in operating-
    lease properties                 (2,976,000)    (14,053,050)    (20,766,000)
  Investment in direct financing
    leases                                           (1,300,000)
  Principal collected on loans       69,696,762      48,760,717      43,696,715
  Proceeds from exercise of
    purchase options                                 38,330,065      12,085,262
  Other                                  (3,150)                        135,000
                                   ------------    ------------    ------------
Net cash used in investing
  activities                        (40,579,068)    (46,467,258)    (55,499,671)

FINANCING ACTIVITIES
  Increase in borrowings under
    line of credit arrangements     176,000,000     266,900,000     209,400,000
  Principal payments on borrow-
    ings under line of credit
    arrangements                   (140,200,000)   (231,000,000)   (253,300,000)
  Borrowings under senior notes                                      52,000,000
  Principal payments on other
    long-term obligations            (1,313,151)     (3,938,325)    (15,508,351)
  Proceeds from the issuance
    of shares                         3,104,492       3,221,667      63,380,641
  Increase in deferred loan
    expense                             (25,392)     (1,527,751)       (770,041)
  Cash distributions to
    shareholders                    (24,214,766)    (23,126,638)    (18,251,745)
                                   ------------    ------------    ------------
  Net cash provided from
    financing activities             13,351,183      10,528,953      36,950,504
                                   ------------    ------------    ------------
  (Decrease) increase in cash
    and cash equivalents                (75,099)     (3,960,865)      4,630,446
  Cash and cash equivalents at
    beginning of year                   935,449       4,896,314         265,868
                                   ------------    ------------    ------------
Cash and cash equivalents at
  end of year                      $    860,350    $    935,449    $  4,896,314
                                   ============    ============    ============

See accompanying notes.

                       HEALTH CARE REIT, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1995


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

Use of Estimates
----------------

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Loans Receivable
----------------

     Loans receivable consist of construction-period loans maturing in two years or less, working capital loans to related parties, and long-term mortgage loans. Interest income on loans is recognized as earned based upon the principal amount outstanding. The loans are generally collateralized by a first or second mortgage on or assignment of partnership interest in the related facilities, which consist of nursing homes, assisted living facilities, retirement centers, rehabilitation facilities, behavioral care facilities, primary care facilities and specialty care hospitals.

Operating-Lease Properties
--------------------------

     Certain properties owned by the Company are leased under operating leases. These properties are recorded at the lower of cost or net realizable value. Depreciation is provided for at rates which are expected to amortize the cost of the assets over their estimated useful lives using the straight-line method. Operating lease income includes the rent payments, which are generally recognized on a straight-line basis over the minimum lease period.

Direct Financing Leases
-----------------------

     Certain properties owned by the Company are subject to long-term leases which are accounted for by the direct financing method. The leases provide for payment of all taxes, insurance and maintenance by the lessees. The leases are generally for a term of 20 years and include an option to purchase the properties generally after a period of five years. Option prices equal or exceed the Company's original cost of the property. Income from direct financing leases is recorded based upon the implicit rate of interest over the lease term. This income is greater than the amount of cash received during the first six to seven years of the lease term.

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

Deferred Loan Expenses
----------------------

     Deferred loan expenses are costs incurred in acquiring financing for properties. The Company amortizes these costs by the straight- line method over the term of the debt.

Cash and Cash Equivalents
-------------------------

     Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less.

Investment Securities Available for Sale
----------------------------------------

     Management determines the appropriate classification of a security at the time of acquisition and reevaluates such designation as of each balance sheet date. Investment securities available for sale are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. At December 31, 1995, available-for-sale securities are the common stock of a corporation, which were obtained by the Company at no cost.

Loan and Commitment Fees
------------------------

     Loan and commitment fees are earned by the Company for its agreement to provide direct and standby financing to, and credit enhancement for, owners of health care facilities. The Company amortizes loan and commitment fees over the initial fixed term of the lease, the mortgage or the construction period related to such investments.

Federal Income Tax
------------------

     No provision has been made for federal income taxes since the Company has elected to be treated as a real estate investment trust under the applicable provisions of the Internal Revenue Code, and the Company believes that it has met the requirements for qualification as such for each taxable year. See Note 8.

Stock Options
-------------

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

Net Income Per Share
--------------------

     Net income per share has been computed by dividing net income by the weighted daily average number of shares outstanding.

Impact of Recently Issued Accounting Standards
----------------------------------------------

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company's primary assets are real estate related investments which are not covered by FASB 121. Accordingly, based on the current circumstances, the Company does not believe FASB 121 is applicable.


2.  LOANS RECEIVABLE

The following is a summary of loans receivable:

                                                December 31
                                             1995          1994
                                         ------------  ------------
Mortgage loans                           $245,150,474  $208,566,120
Mortgage loans to related parties          22,333,209    22,215,685
Construction and other short-term loans    17,735,699    17,073,652
Working capital loans to related parties    6,779,340     7,068,254
                                         ------------   -----------
                                 TOTALS  $291,998,722  $254,923,711
                                         ============  ============

Loans to related parties included above are at competitive rates, but not at less than the Company's net interest cost on borrowings to support such loans. The amount of interest earned on loans to related parties amounted to $3,379,175, $3,220,092, and $2,869,911 for 1995, 1994 and 1993, respectively.

     The following is a summary of mortgage loans at December 31, 1995:

 Final    Number                                    Principal
Payment     of                                      Amount at       Carrying
  Due     Loans          Payment Terms              Inception        Amount
-------   ------  ------------------------------   ------------    ------------
In Default   3    Loans in default which are
                  currently due and not
                  accruing interest                $ 15,495,000    $ 14,712,060

   1996      2    Monthly payments from $676
                  to $34,447, including interest
                  from 12.93% to 13%                  3,190,000       3,125,193

   1997      3    Monthly payments from $8,338 to
                  $96,605, including interest
                  from 11.5% to 13.44%               11,348,977      10,378,082

   1998      2    1 monthly payment of $57,779
                  and 1 quarterly payment of
                  $133,282, including interest
                  from 11.62% to 12.93%              10,332,150      10,726,774

   1999      1    Monthly payment of $15,435,
                  including interest from 10.64%      1,850,000       1,908,449

   2000      1    Quarterly payment of $136,817,
                  including interest of 11.73%        5,310,000       5,628,600

   2002      2    Monthly payments from $60,585
                  to $61,595, including interest
                  from 12.55% to 13.17%              10,937,450      10,913,925

   2003      1    Monthly payment of $45,158,
                  including interest of 10.56%        4,761,192       4,751,326

   2007     10    Monthly payments from $3,693
                  to $42,102, including interest
                  from 8.75% to 12.26%               21,398,117      17,953,538

   2008     13    Monthly payments from $17,765
                  to $271,529, including interest
                  from 10.6% to 13.44%               78,480,000      78,147,845

   2009      5    Monthly payments from $24,461
                  to $61,052, including interest
                  from 10.35% to 11.91%              22,488,610      22,488,610

   2010      3    Monthly payments from $14,713
                  to $130,615, including interest
                  from 9.84% to 10.19%               24,450,000      24,450,000
   2014      3    Monthly payments from $30,805
                  to $41,578, including interest
                  from 11.3% to 13.44%               10,703,150      10,670,472

   2015      6    Monthly payments from $21,958
                  to $111,169, including interest
                  from 10.28% to 11.42%              39,197,063      39,092,809

   2016      2    Monthly payments from $39,274
                  to $73,231, including interest
                  from 10.39% to 10.7%               12,536,000      12,536,000
                                                   ------------    ------------
                                         TOTALS    $272,477,709    $267,483,683
                                                   ============    ============

One loan in default has a prior lien of approximately $1,195,000, and six loans maturing in 2007 have prior liens aggregating $1,515,000. Several monthly mortgage payments increase by 2% per year which also have negative amortization of principal due at maturity.

     The Company generally requires that the borrower have a substantial initial investment in the property. No mortgage loan, or multiple loans to a single borrower, has an outstanding principal balance which exceeds 10.5% of total assets.


3.  INVESTMENT IN LEASES

     The following are the components of investment in direct financing leases:

                                                December 31
                                            1995           1994
                                        --------------------------
Total minimum lease payments
  receivable--(i)                       $ 18,833,646  $ 20,543,530
Estimated unguaranteed residual
  values of leased properties              6,063,649     6,063,649
Unearned income                          (13,650,803)  (15,179,458)
                                        ------------  ------------
Investment in direct financing leases   $ 11,246,492  $ 11,427,721
                                        ============  ============

(i) The leases contain an option to purchase the leased property. Total minimum lease payments are computed assuming that the option will not be exercised.

     At December 31, 1995, future minimum lease payments receivable (assuming that the option will not be exercised) are as follows:

                      Direct Financing     Operating
                           Leases            Leases
                      ----------------    -----------
          1996          $ 1,653,875       $ 6,003,963
          1997            1,665,320         5,967,131
          1998            1,697,486         6,180,587
          1999            1,729,651         6,078,811
          2000            1,761,058         6,173,976
          Thereafter     10,326,256        22,903,166
                        -----------       -----------

              TOTALS    $18,833,646       $52,497,634
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


4.  ALLOWANCE FOR LOSSES

     The following is a summary of the allowance for losses for 1995, 1994 and 1993. The portion of the allowance relating to loans receivable consists of amounts for specifically identified loans and an unallocated amount for other potential losses in the portfolio.


                                     Total Allowance
                                        Related to
                                     Loans Receivable
                                     ----------------

     Balances at January 1, 1993         $4,000,000
     Provision for losses                   150,000
                                         ----------
     Balances at December 31, 1993        4,150,000
     Provision for losses                 1,000,000
                                         ----------
     Balances at December 31, 1994        5,150,000
     Provision for losses                 4,800,000
                                         ----------
     Balances at December 31, 1995       $9,950,000
                                         ==========

     The allowance consists of $6,500,000 relating to specifically identified loans of $14,712,000 and an unallocated amount for other potential losses in the portfolio. Interest income on impaired loans is recognized as payments are received. The Company recognized $323,000 of interest income on impaired loans in 1995.


5.   BORROWINGS UNDER LINE OF CREDIT ARRANGEMENTS
     AND RELATED ITEMS

     The Company has a credit arrangement with a consortium of ten banks providing for a revolving line of credit (revolving credit) in the amount of $150,000,000 which expires on March 31, 1997. The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months on either the agent bank's base rate of interest or 1.5% over LIBOR interest rate (based at the Company's option). The effective interest rate at December 31, 1995 was 7.32%. In addition, the Company pays a commitment fee at an annual rate of .5% of the unused line and an annual agent's fee of $75,000. At December 31, 1994, the revolving line of credit was collateralized by 37 real estate related investments in health care facilities. Principal is due upon expiration of the agreement, but the total amount outstanding may not exceed a specified percentage of the agreed-upon values of the collateral. The Company has two other lines of credit with two banks for a total of $35,000,000 which expire at various dates through May 31, 1996. Borrowings under these lines of credit are subject to interest at each bank's prime rate of interest (8.5% at December 31, 1995) and are due on demand. The following information relates to aggregate borrowings under the line of credit arrangements:

                                               Year Ended December 31
                                         1995           1994           1993
                                     ------------------------------------------
Balance outstanding at December 31   $106,700,000   $ 70,900,000   $ 35,000,000
Maximum amount outstanding at any
  month end                           119,100,000     70,900,000    107,900,000
Average amount outstanding (total
  of daily principal balances
  divided by days in year)             88,850,548     51,422,466     76,241,644
Weighted average interest rate
  (actual interest expense divided
  by average borrowings outstanding)      8.41%          6.88%         5.01%

     The Company has two five-year interest rate swap agreements, which expire at various dates through 1997, aggregating $30,000,000 for the purpose of reducing the Company's interest rate risk on its borrowings under the revolving credit. Maximum rates of interest under the swap agreements are 8.77% and 10%. At December 31, 1995, the Company had elected to borrow $30,000,000 at six-month LIBOR. The differential to be paid or received is accrued as interest rates change and are recognized as an interest expense. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair value of the swap agreements are not recognized in the financial statements.

     The Company may or may not elect to continue to match certain of its borrowings with interest rate swap agreements. Such decisions are principally based on the Company's policy to match its variable rate investments with comparable borrowings, but is also based on the general trend in interest rates at the applicable dates and the Company's perception of future volatility of interest rates. At December 31, 1995, the Company was at risk for rising interest rates because its variable interest rate debt exceeded its variable interest rate assets.

     The Company is exposed to a credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

     Interest paid amounted to $13,083,783, $9,256,551 and $10,409,852 for 1995, 1994 and 1993, respectively, which includes
$706,318, $1,309,368 and $2,155,260, respectively, for the net cost of the swaps.


6.  SENIOR NOTES AND OTHER LONG-TERM OBLIGATIONS

     The Company has $52,000,000 of Senior Notes with interest ranging from 7.16% to 8.24% and maturing in 1998, 2000 and 2003.
These notes are collateralized by 15 real estate related investments in health care facilities.

The following information relates to other long-term obligations:

                                                December 31
                                             1995         1994
                                         -----------   -----------
Notes payable related to industrial
  development bonds, collateralized
  by health care facilities--2 in
  1995 and 3 in 1994, interest rates
  from 11.25% to 15%, maturing at
  various dates to 2002                  $ 2,545,000   $ 3,620,000

Mortgage loans, collateralized by
  health care facilities--2 in 1995
  and 1994, interest rates from 8.75%
  to 12%, maturing at various dates
  to 2005                                  1,514,639     1,752,790
                                         -----------   -----------

                                TOTALS   $ 4,059,639   $ 5,372,790
                                         ===========   ===========

     At December 31, 1995, the annual payments on these long-term obligations for the succeeding five years are as follows:

                    Principal       Interest         Total
                   -----------     ----------     -----------
          1996     $   317,332     $4,453,791     $ 4,771,123
          1997         665,764      4,401,306       5,067,070
          1998      23,332,592      3,496,973      26,829,565
          1999         203,326      2,619,681       2,823,007
          2000      15,234,756      2,012,550      17,247,306


7.  STOCK OPTION PLANS AND RETIREMENT ARRANGEMENTS

     The Company's 1995 Stock Incentive Plan authorized up to 600,000 shares of Common Stock to be issued at the discretion of the Board of Directors. The 1995 Plan replaced the 1985 Incentive Stock Option Plan which had previously authorized up to 450,000 shares of Common Stock to be issued at the discretion of the Board of Directors. There were 55,732 authorized shares which were unissued under the 1985 Plan when it expired in 1995. The options granted under the 1985 Plan continue to vest through 2005 and expire ten years from the date of grant. All future grants will be from the 1995 Plan under which officers and key salaried employees of the Company are eligible to participate. Such options expire ten years from the date of grant and one-fifth of all options granted become exercisable each year.

     The following summarizes the activity in the Plan:

                                       Year Ended December 31
                                          1995       1994
                                       ----------------------
Number of shares under option at
  beginning of year                     183,140     152,500
Options granted                         316,268      51,000
Options exercised                       (14,140)    (20,360)
                                        -------     -------
Number of shares under option at
  end of year                           485,268     183,140
                                        =======     =======
At end of year:
  Shares exercisable                    187,107     123,166
                                        =======     =======
  Shares available to be granted        388,000     160,000
                                        =======     =======

     At December 31, 1995, the option prices ranged from $15.1325 to $23.9375 per share. The option prices were equivalent to the market prices of the shares on the dates granted. Options exercised during 1995 and 1994 were at prices ranging from $11.9375 to $17.6875 per share.

     Effective December 1, 1995, the Company assumed First Toledo Advisory Company's (the Manager) 401-K Profit Sharing Plan covering all eligible employees. Under the Plan, eligible employees may make contributions, and the Company may make a profit sharing contribution. Company contributions to this Plan totaled $6,000 in 1995.


8.  DISTRIBUTIONS
     In order to continue to qualify as a real estate investment trust for federal income tax purposes, 95% of taxable income (not including capital gains) must be distributed to shareholders. Real estate investment trusts which do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The Company's excise tax expense was $326,000, $575,000 and $132,000 for the years ended December 31,
1995, 1994 and 1993, respectively. Undistributed net income for federal income tax purposes amounted to $12,741,000 at December 31, 1995. The principal reasons for the difference between undistributed net income for federal income tax purposes and financial statement purposes are the use of the operating method of accounting for leases for federal income tax purposes, and the recording of settlement of management contract expense for reporting purposes. Cash distributions paid to shareholders, for federal income tax purposes, are as follows:

                                      Year Ended December 31
                                    1995       1994       1993
                                   ----------------------------
          Per Share:
             Ordinary income       $2.075      $ .72      $1.49
             Capital gains                      1.29        .44
                                   ------      -----      -----
                     TOTALS        $2.075      $2.01      $1.93
                                   ======      =====      =====


9.  COMMITMENTS AND CONTINGENCIES

     At December 31, 1995, the Company has outstanding commitments to provide financing for facilities in the approximate amount of $187,836,000. The Company also has commitments to provide working capital loans to related parties of approximately $354,000. The above commitments are generally on similar terms as existing financings of a like nature with rates of return to the Company based upon current market rates at the time of the commitment.

     The Company has entered into a number of agreements to purchase health care facilities, or the loans with respect thereto, in the event that the present owners default upon their obligations. In consideration for these agreements, the Company receives and recognizes fees annually related to these guarantees. Although the terms of these agreements vary, the purchase prices are equal to the amount of the outstanding obligations financing the facility. These agreements expire between the years 1997 and 2005. At December 31, 1995, obligations under these agreements for which the Company was contingently liable aggregated approximately $19,530,000, all of which were with related parties.

     The Company believes that it has the ability to obtain funds to meet these commitments. The Company also believes that such commitments represent no greater than normal risk.

10.  MANAGEMENT AGREEMENT AND CERTAIN TRANSACTIONS
     WITH RELATED PARTIES

     Through November 30, 1995, the Company had a management agreement with the Manager. F. D. Wolfe and B. G. Thompson, two of the Company's nine directors, were officers and co-owners of the Manager. The Company accrued a fee to the Manager at a monthly rate of 1/10 of 1% of the Company's net assets, as defined in the Management Agreement. Further, the Manager was entitled to an annual incentive fee equal to 10% of the amount by which net profits exceed 10% of the monthly average net worth of the Company, as defined in the Management Agreement.

     On November 30, 1995, the Manager merged with and into the Company pursuant to a Revised Merger Agreement (the "Merger"). Consideration for this transaction totaled approximately $5,048,000 which was solely comprised of 282,407 shares of the Company's common stock. In addition, the Company acquired approximately $46,000 in net assets and incurred approximately $792,000 of related transaction expenses. The Merger was a tax-free reorganization. The consideration, plus related transaction expenses, were accounted for as a settlement of a management contract.

     Messrs. Wolfe and Thompson are also related to various entities: a) to which the Company has made mortgage loans and working capital loans yielding interest income (see Note 2); b) with which the Company has entered into agreements to purchase health care facilities, or the loans with respect thereto, upon default of obligations by their present owners which provides fee income of $383,100, $338,722, and $422,438 for 1995, 1994 and 1993,
respectively; and c) with which the Company has entered into operating lease agreements (see Note 3).

     The Company recorded income from related parties as follows:

                                  1995         1994         1993
                               ----------   ----------   ----------
Interest income                $3,379,175   $3,220,092   $2,869,911
Loan and guaranty fees            419,172      377,658      469,362
Operating lease rents                          112,561      272,307
Gain on exercise of options                    100,029
                               ----------   ----------   ----------
                     TOTALS    $3,798,347   $3,810,340   $3,611,580
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

     Investment Securities Available-for-Sale--The asset is recorded at its fair market value.

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

     Mortgage Loans Payable--Mortgage loans payable is a reasonable estimate of fair value because they are matched with loans receivable.

     Commitments to Finance and Guarantees of Obligations--The fair value of the commitments to finance and guarantees of obligations are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and the counterparties' credit standing.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994 are as follows:

                              December 31, 1995           December 31, 1994
                          --------------------------  --------------------------
                            Carrying                   Carrying
                             Amount      Fair Value      Amount      Fair Value
                          ------------  ------------  ------------  ------------
Financial Assets:
   Mortgage loans         $267,483,683  $270,148,000  $230,781,805  $225,306,000
   Working capital and
     construction loans     24,515,039    24,515,039    24,141,906    24,141,906
   Cash and cash
     equivalents               860,350       860,350       935,449       935,449
   Investment securities
     available-for-sale        845,297       845,297
Financial Liabilities:
   Borrowings under line
     of credit arrange-
     ments                 106,700,000   106,700,000    70,900,000    70,900,000
   Senior notes payable     52,000,000    54,203,000    52,000,000    46,307,000
   Industrial development
     bonds                   2,545,000     3,054,000     3,620,000     4,343,000
   Mortgage loans payable    1,514,639     1,514,639     1,752,790     1,752,790
Unrecognized Financial
   Instruments:
   Interest rate swap
     agreements                              550,000                     339,000
   Commitments to finance  188,190,000   188,190,000   135,141,000   135,141,000
   Guarantees of obliga-
     tions                  19,530,000    19,530,000    20,175,000    20,175,000


13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations of the Company for the years ended December 31, 1995 and 1994:

                                 Year Ended December 31, 1995
                      1st Quarter  2nd Quarter   3rd Quarter   4th Quarter
                      ----------------------------------------------------
Gross Income          $9,624,993   $ 9,677,526   $13,315,515   $11,977,893
Net Income             4,864,965     4,637,190     3,346,835       785,983
Net Income Per Share         .42           .40           .28           .06


                                 Year Ended December 31, 1994
                      1st Quarter  2nd Quarter   3rd Quarter    4th Quarter
                      -----------------------------------------------------
Gross Income          $8,441,239   $12,730,715   $10,518,166    $11,041,911
Net Income             4,984,250     7,799,857     6,326,167      5,842,644
Net Income Per Share         .43           .68           .55            .51


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the information under the heading "Election of Directors" and "Executive Officers of the Company" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 29, 1996.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information under the heading "Remuneration" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 29, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 29, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the information under the heading "Certain
Relationships and Related Transactions" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 29, 1996.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
          ON FORM 8-K

(a) 1. The following Financial Statements of the Registrant are included in Part II, Item 8:

         Report of Independent Auditors..................... 23
         Consolidated Balance Sheets - December 31, 1995
            and 1994........................................ 24
         Consolidated Statements of Income - Years ended
            December 31, 1995, 1994 and 1993................ 25
         Consolidated Statements of Shareholders' Equity -
            Years ended December 31, 1995, 1994 and 1993.... 26
         Consolidated Statements of Cash Flows - Years
            ended December 31, 1995, 1994 and 1993.......... 27
         Notes to Consolidated Financial Statements -
            December 31, 1995............................... 28

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

     10(ii)(B)  Note Purchase Agreement between Health Care REIT,
                Inc. and each of the Purchasers a Party thereto, dated as of April 8, 1993.

     10(ii)(B)  Amended and Restated Credit Agreement dated as of
                September 8, 1994 among Health Care REIT, Inc., certain banks, and National City Bank, as Agent.

    10(iii)(A)  The 1985 Incentive Stock Option Plan of Health Care
                REIT, Inc. as amended.

    10(iii)(A)  The Health Care REIT, Inc. 1995 Stock Incentive
                Plan

           13   Annual Report to Stockholders.

           21   Subsidiaries of the Registrant.

           23   Consent of Independent Auditors.

           24   Powers of Attorney.

           27   Financial Data Schedule.

(b)  Reports on Form 8-K filed in the fourth quarter of 1995:

     None.

(c)  Exhibits:
         The exhibits listed in Item 14(a)(3) above are filed with this Form 10-K.

(d)  Financial Statement Schedule:
         Financial statement schedule is included in pages 61 through 63.



                          EXHIBIT INDEX

     The following documents are included in this Form 10-K as an
Exhibit:

         Designation

            Number
          Under Item
            601 of
Exhibit   Regulation                                          Page
Number       S-K              Exhibit Description            Number
-------  -----------  -----------------------------------    ------
1*           3(i)     Restated Certificate of Incorpora-
                      tion, as amended, of the Registrant.

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

4**        10(ii)(A)  Management Agreement between the
                      Registrant and First Toledo Corp-
                      oration and its successor First
                      Toledo Advisory Company dated
                      January 17, 1994.

5***       10(ii)(B)  Note Purchase Agreement between
                      Health Care REIT, Inc. and each of
                      the Purchasers a Party thereto,
                      dated as of April 8, 1993.

6****      10(ii)(B)  Amended and Restated Credit Agree-
                      ment dated as of September 8, 1994
                      among Health Care REIT, Inc., certain
                      banks, and National City Bank, as
                      Agent.

7*****    10(iii)(A)  The 1985 Incentive Stock Option
                      Plan of Health Care REIT, Inc., as
                      amended.

8******   10(iii)(A)  The Health Care REIT, Inc. 1995
                      Stock Incentive Plan

9             21      Subsidiaries of the Registrant.          48

10            23      Consent of Independent Auditors.         49

11            24      Powers of Attorney.                      50

12            27      Financial Data Schedule.


_______________

     * Incorporated by reference to Exhibits 3(a) and 3(b) to the Registrant's 1992 Annual Report on Form 10-K for the year ended December 31, 1992.

    ** Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form 10-K (File No. 1-8923) filed on March 8, 1995.

   *** Incorporated by reference to Exhibits 1-4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993.

  **** Incorporated by reference to Exhibit 1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

 ***** Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-1237) filed on February 27, 1996.

****** Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-1239) filed on February 27, 1996.

                           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                        HEALTH CARE REIT, INC.
                                           DECEMBER 31, 1995


                                                                                                      Principal Amount
                                                                                                      of Loans Subject
                                     Final     Periodic                               Carrying         to Delinquent
                       Interest    Maturity    Payment     Prior     Face Amount      Amount of        Principal or
    Description          Rate        Date       Terms      Liens    of Mortgages    Mortgages (A)        Interest
-------------------    --------    --------    --------    -----    ------------    -------------     ----------------
FIRST MORTGAGES:
---------------

Toledo, OH              11.50%     10/01/97    Monthly              $  9,503,977    $  9,244,193      $    None
(Retirement Center)                            Payments
                                               $ 96,605

Clearwater, FL          Due to default, all principal &               10,000,000      10,143,089       10,143,089 (B)
(Behavioral Care        interest is due and payable.
 Facility)

McAllen, TX             10.19%     01/01/10    Monthly                13,750,000      13,750,000           None
(Specialty Care                                Payments
 Facility)                                     $130,615

Webster, MA              9.84%     01/01/10    Monthly                 9,000,000       9,000,000           None
(Nursing Home)                                 Payments
                                               $ 80,770

Brea, CA                11.42%     07/01/15    Monthly                11,000,000      10,960,150           None
(Specialty Care                                Payments
 Facility)                                     $111,169

Washington, D.C.        11.23%     07/01/15    Monthly                 9,950,000       9,924,641           None
(Specialty Care                                Payments
 Facility)                                     $100,195

Farmington, CT          12.39%     12/01/08    Monthly                25,100,000      24,919,093           None
Manchester, CT                                 Payments
Manchester, CT                                 $271,529
Manchester, CT
New Haven, CT
Waterbury, CT
(6 Nursing Homes)

48 mortgage loans         From       From                            180,223,732     176,828,525        1,993,868 (B)
relating to 27          8.75% to   09/01/96 -
nursing homes,           13.44%    01/01/16
7 assisted living
facilities, 5
retirement centers,
4 behavioral care
facilities and 2
primary care
facilities

18 construction loans     From        N/A                             74,686,000      17,735,699
(all with first         11.5% to
mortgage liens)          14.19%
relating to 15
assisted living
facilities, 2 nursing
homes and 1 specialty
care hospital

SECOND MORTGAGES:
----------------
1 nursing home and      11.66% &         08/01/97
1 behavioral care       16.97%     loan currently in
facility                           default is due and
                                   payable                             3,950,000       2,713,992        2,575,103 (B)
                                                                    ------------    ------------      -----------

                                                         TOTALS     $347,163,709    $285,219,382      $14,712,060
                                                                    ============    ============      ===========

(A) For income tax purposes, the cost of investments is the carrying amount less $6,500,000, as disclosed in the schedule.

(B) The Company is in dispute with two operators, both of which are over three months past due on certain interest and principal payments. The Company has evaluated these investments and has allocated in the aggregate $6,500,000 of its allowance to reduce their carrying value to their estimated net realizable value.


                                                Year Ended December 31
                                      ------------------------------------------
                                          1995           1994           1993
                                      ------------   ------------   ------------
Reconciliation of mortgage loans:
   Balance at beginning of period     $247,855,457   $178,047,274   $144,163,851
   Additions during period:
      New mortgage loans               103,275,637    112,764,951     85,389,242
      Negative principal
         amortization                      311,295        642,630      1,219,807
      Other <F1>                                        3,656,084
                                      ------------   ------------   ------------
                                       351,442,389    295,110,939    230,772,900


   Deductions during period:
      Collections of principal <F2>     66,223,007     47,255,482     41,751,241
      Foreclosures
      Cost of mortgages sold
      Amortization of premium
      Other <F3>                                                      10,974,385
                                      ------------   ------------   ------------
   Balance at end of period           $285,219,382   $247,855,457   $178,047,274
                                      ============   ============   ============

<F1>  During 1994, the Company restructured a direct financing lease into a mortgage loan.

<F2>  Includes collection of negative principal amortization.

<F3>  During 1993, the Company restructured a mortgage loan into an operating lease.
