Form 10-Q
period 1996-03-31
HEALTH CARE REIT INC /DE/
filed 1996-04-30
CIK 766704

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D. C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1996
                              -----------------------------------------------

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------------

                            Health Care REIT, Inc
- -----------------------------------------------------------------------------
            (Exact name of registrantUas specified in its charter)

             Delaware                                     34-1096634
- ----------------------------------               ----------------------------
 (State or jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                      Identification No.)

 One SeaGate, Suite 1500, Toledo, Ohio                       43604
- --------------------------------------             --------------------------
(Address of principal executive office)                       (Zip Code)

(Registrant's telephone number, including area code)   (419) 247-2800
                                                     ------------------

    ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X   .   No       .
                                                ------       ------

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING
                          THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes      .   No      .
                           -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class:  Shares of Common Stock, $1.00 par value
                         Outstanding 12,082,519 shares

                             HEALTH CARE REIT, INC.

                                     INDEX
                                                                          Page
                                                                          ----
Part I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheet -
                 March 31, 1996 and December 31, 1995                      _

                 Consolidated Statements of Income -
                 Three months ended March 31, 1996
                 and 1995                                                  _

                 Consolidated Statements of Cash Flows -
                 Three months ended March 31, 1996 and 1995                _

                 Consolidated Statements of Shareholders'
                 Equity - Three months ended March 31, 1996
                 and 1995                                                  _

                 Notes to Consolidated Financial Statements                _

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       _


Part II.         OTHER INFORMATION

Item 5.          Other Information                                         __

Item 6.          Exhibits and Reports on Form 8-K                          __


SIGNATURES                                                                 __

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARY


                                                                          March 31              December 31
                                                                            1996                    1995
                                                                         (Unaudited)               (Note)
                                                                        ------------            -----------
ASSETS
Real Estate Related Investments:
  Loans receivable:
    Mortgage loans                                                      $283,033,241            $267,483,683
    Construction and other short-term loans                               26,247,410              17,735,699
    Working capital loans to related parties                               5,852,343               6,779,340
                                                                        ------------            ------------
                                                                         315,132,994             291,998,722
  Investment in operating-lease properties                                74,218,594              58,628,509
  Investment in direct financing leases                                   10,913,197              11,246,492
                                                                        ------------            ------------

                                                                         400,264,785             361,873,723
  Less allowance for losses                                               10,100,000               9,950,000
                                                                        ------------            ------------
           NET REAL ESTATE RELATED INVESTMENTS                           390,164,785             351,923,723

Other Assets:
  Deferred loan expenses                                                   1,573,079               1,747,537
  Investment securities available for sale                                 1,569,836                 845,297
  Cash and cash equivalents                                                  997,785                 860,350
  Receivables and other assets                                             3,107,216               2,715,146
                                                                        ------------            ------------
                                                                           7,247,916               6,168,330
                                                                        ------------            ------------
                                                                        $397,412,701            $358,092,053
                                                                        ============            ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Borrowings under line of credit arrangements                          $142,600,000            $106,700,000
  Other long-term obligations                                             56,010,382              56,059,639
  Accrued expenses and other liabilities                                  10,109,361               7,734,618
                                                                        ------------            ------------
                             TOTAL LIABILITIES                           208,719,743             170,494,257

Shareholders' Equity:
  Preferred Stock, $1.00 par value:
    Authorized - 10,000,000 shares
    Issued and outstanding - none

  Common Stock, $1.00 par value:
    Authorized - 40,000,000 shares
    Issued and outstanding - 12,082,519
      in 1996 and 12,034,196 in 1995                                      12,082,519              12,034,196
  Capital in excess of par value                                         169,704,207             168,800,194
  Undistributed net income                                                 5,336,396               5,918,109
  Unrealized gains on investment securities
    available for sale                                                     1,569,836                 845,297
                                                                        ------------            ------------
                    TOTAL SHAREHOLDERS' EQUITY                           188,692,958             187,597,796
                                                                        ------------            ------------
                                                                        $397,412,701            $358,092,053
                                                                        ============            ============


See notes to consolidated financial statements

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


HEALTH CARE REIT, INC. AND SUBSIDIARY





                                                                               Three Months Ended
                                                                                    March 31
                                                                        1996                          1995
                                                                     -----------------------------------------
Gross Income:
  Interest and other income                                          $ 8,142,240                   $ 7,526,250
  Operating leases:
    Rents                                                              1,960,513                     1,541,609
  Direct financing leases:
    Lease income                                                         367,582                       382,164
  Loan and commitment fees                                               420,046                       174,970
                                                                     -----------                   -----------
                                                                      10,890,381                     9,624,993



Expenses:
  Interest:
    Senior notes and other long-
      term obligations                                                 1,214,588                     1,455,976
    Line of credit arrangements                                        2,296,343                     1,668,373
  Loan expense                                                           187,323                       185,689
  Management fees                                                                                      645,658
  Provision for depreciation                                             474,928                       389,738
  Provision for losses                                                   150,000
  Other operating expenses                                               890,091                       414,594
                                                                     -----------                   -----------
                                                                       5,213,273                     4,760,028
                                                                     -----------                   -----------

                     NET INCOME                                      $ 5,677,108                   $ 4,864,965
                                                                     ===========                   ===========



Average number of shares
  outstanding                                                         12,052,353                    11,619,386


Net income per share                                                 $       .47                   $       .42


Dividends per share                                                  $       .52                   $       .515





See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARY


                                                                                             Three Months Ended
                                                                                                   March 31
                                                                                         1996                    1995
                                                                                     -----------------------------------
OPERATING ACTIVITIES
  Net income                                                                         $  5,677,108           $  4,864,965
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of loan and organization
        expenses                                                                          187,862                186,228
      Provision for losses                                                                150,000
      Provision for depreciation                                                          470,010                389,738
      Loan and commitment fees earned less than
        cash received                                                                     957,199                242,086
      Direct financing lease income less than cash
        received                                                                           53,295                 57,827
      Interest income in excess of cash received                                         (132,633)               (45,863)
      Increase in accrued expenses and other                                             --------                -------
        liabilities                                                                     1,417,544              1,495,218
      Increase in other receivables and prepaid items                                    (397,527)               (22,741)
                                                                                     ------------           ------------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                                   8,382,858              7,167,458

INVESTING ACTIVITIES
  Increase in investments                                                                                       (532,000)
  Investment in loans receivable                                                      (32,375,639)           (10,063,758)
  Investment in operating-lease properties                                             (8,380,095)
  Principal collected on loans                                                          1,974,000              2,907,609
  Other                                                                                     4,919
                                                                                     ------------           ------------
                NET CASH USED IN INVESTING ACTIVITIES                                 (38,776,815)            (7,688,149)


FINANCING ACTIVITIES
  Long-term borrowings under line of credit
    arrangements                                                                       74,600,000             27,700,000
  Principal payments on long-term borrowings under
    line of credit arrangements                                                       (38,700,000)           (22,300,000)
  Net proceeds from the issuance of shares                                                952,336              1,159,916
  Principal payments on other long-term obligations                                       (49,257)              (194,042)
  Increase in deferred loan expense                                                       (12,865)              (161,858)
  Cash distributions to shareholders                                                   (6,258,822)            (5,971,488)
                                                                                     ------------           ------------
          NET CASH PROVIDED FROM FINANCING ACTIVITIES                                  30,531,392                232,528
                                                                                     ------------           ------------
Increase (decrease) in cash and cash equivalents                                          137,435               (288,163)
Cash and cash equivalents at beginning of period                                          860,350                935,449
                                                                                     ------------           ------------


           CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    997,785           $    647,286
                                                                                     ============           ============

Supplemental Cash Flow Information -- Interest Paid                                  $  1,957,214           $  1,680,853
                                                                                     ============           ============





See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


HEALTH CARE REIT, INC. AND SUBSIDIARY




                                                                                Three Months Ended
                                                                                      March 31
                                                                            1996                   1995
                                                                        ----------------------------------
Balances at beginning of period                                         $187,597,796          $189,179,775
Net income                                                                 5,677,108             4,864,965
Proceeds from issuance of shares under the
  dividend reinvestment plan - 33,323 in
  1996 and 54,610 in 1995                                                    690,586             1,159,916
Proceeds from issuance of shares under the
  employee stock incentive plan - 15,000
  in 1996                                                                    261,750
Unrealized gains on investment securities
  available for sale                                                         724,540
Cash distributions to shareholders                                        (6,258,822)           (5,971,488)
                                                                        ------------          ------------


Balances at end of period                                               $188,692,958          $189,233,168
                                                                        ============          ============





See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HEALTH CARE REIT, INC. AND SUBSIDIARY


NOTE A - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily an indication of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

       Net income per share has been computed by dividing net income by the average number of shares outstanding.


NOTE B - INVESTMENTS

       Investment securities available for sale are stated at fair value with unrealized gains and losses reported in a separate component of shareholders' equity. At March 31, 1996, available-for-sale securities are the common stock of a corporation, which were obtained by the Company at no cost.


NOTE C - CONTINGENCIES

       As disclosed in the financial statements for the year ended December 31, 1995, the Company was contingently liable for certain obligations amounting to approximately $19,530,000. No significant change in these contingencies has occurred as of March 31, 1996.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES

       In the first quarter of 1996, the Company made $16,275,000 of new mortgage loans, $7,200,000 of new investments in operating leases and continued to finance 25 construction loans, which construction advances totalled $15,911,710. The Company received $926,997 of working capital loan repayments. The above-mentioned investment activity contributed to increases in total loans receivable and investments in operating leases of $23,134,000 and $15,590,000, respectively, in the first quarter of 1996.

       With respect to the above-mentioned construction loans, five of the loans completed the construction phase of the Company's investment process and were converted to investments in operating leases, with an aggregate investment of $7,400,000.

       The Company's working capital loans, all to related parties, are expected to slowly decline as the underlying projects continue to improve their financial performance and thereby pay down these loans.

       Since December 31, 1995, borrowings under line of credit arrangements increased $35,900,000 due to the investment activity discussed above. As of March 31, 1996, the Company had approximately $211,116,000 in unfunded commitments and total available funding sources of approximately $42,400,000. The Company believes that funds provided from operating activities, together with funds from new equity and debt issuances, present credit lines, scheduled loan repayments and equity issuances under Company stock plans, will be sufficient to meet current operating requirements and existing commitments.

       During the first quarter of 1996, the Company received approximately $691,000 from the sale of its shares under the dividend reinvestment plan.


RESULTS OF OPERATIONS

       Gross income for the first quarter of 1996 was $10,890,000 or 13.15% more than the first quarter of 1995. Interest income on loans receivable and operating lease rents increased while direct financing lease income declined. The increase in interest income on loans receivable and operating lease rents is attributable to the growth in the loan and operating lease portfolios, two long term trends which the Company anticipates will continue. The decrease in direct financing lease income is a reflection of another long term trend which should also continue due to the decreased market acceptance of direct financing leases.

       In the first quarters of 1996 and 1995, the Company did not receive income from gains on exercise of options. Future gains on exercise of options are anticipated to be modest, since the Company has only five remaining direct financing lease investments which total approximately $10,913,000.

       Net income totalled $5,677,000 in the first quarter of 1996 versus $4,865,000 for the comparable period in 1995. The increase in net income was reflected in the $.47 per share earned in the first quarter of 1996 versus $.42 per share earned in the first quarter of 1995. Contributing factors were improved earnings on assets, a reduction to the Company's average cost of borrowing and increased investment activity (as discussed above).

        Average earnings on assets increased 26 basis points in the first quarter of 1996 versus the first quarter of 1995. The increase in average earnings on assets was a reflection of the increased investment activity during the last nine months of 1995 and the first quarter of 1996. Interest on loans and rents from operating leases increased 7.91% and 27.17%, respectively, during the first three months of 1996 as compared to the comparable period in 1995. Loan and commitment fees earned during the first quarter of 1996 increased 140.07% as compared to the first quarter of 1995.

       Net income was affected by the average quarter end, debt-to-equity ratio of .98 to 1.00 in 1996 versus .68 to 1.00 in the first quarter of 1995. The increase is due to additional borrowings on the lines of credit, which have been utilized to fulfill the Company's investment commitments. At March 31, 1996, outstanding balances under the lines of credit totalled $142,600,000 as compared to $76,300,000 at March 31, 1995. The increase in debt had the effect of increasing the Company's interest related expenses.

        During the first three months of 1996, the Company experienced a 1.58% decrease in its average cost of borrowing, as compared to the comparable period in 1995. This was primarily due to a general decline in interest rates, and the Company's increased borrowings on its lines of credit, which had the effect of reducing the average cost of borrowing, as a percentage of outstanding debt.

        The Company's operating expenses decreased 16.05% in the first quarter of 1996 versus the first quarter of 1995. The 1995 operating expenses included management fees. The reduction in operating expenses was primarily due to cost savings realized as a result of the merger of the Company's advisor into the Company and the achievement of self-administered status.

       In addition, net income was affected by the Company's decision to increase its unallocated allowance for losses by $150,000 during the first quarter of 1996.

       Under the Company's By-Laws, stockholders must be notified when total operating expenses (for the twelve-month period then ended) exceed 2% of average invested assets or 25% of adjusted net income, whichever is greater. For the twelve month period ended March 31, 1996, total operating expenses, which totalled $10,067,000, exceeded 2% of average invested assets and exceeded 25% of adjusted net income. This was primarily due to costs incurred by the Company relating to the merger with the Company's former advisor. When the subject compliance test was adjusted for the expense associated with the contract settlement, the Company was in compliance.

                          PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

       On January 19, 1996, the Company issued a press release in which it announced that the Board of Directors voted to pay a quarterly dividend of $.52 per share payable to shareholders of record on February 2, 1996.

       On February 19, 1996, the Company issued a press release in which it announced, among other things, that the 1995 net income per share for the year was down $1.01 or 46.54% less than 1994.

       On March 13, 1996, the Company issued a press release in which it announced, among other things, the appointment Edward F. Lange, Jr. as Chief Financial Officer, effective March 11, 1996.

       In April 1996, the Company issued secured senior notes in the aggregate principal amount of $30 million which mature in 2001 and 2003 and have a weighted average interest rate of 7.18%.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

               [C]              [C]
                4               Note Purchase Agreement between
                                Health Care REIT, Inc. and each of the
                                Purchasers Party thereto
                                dated as of April 15, 1996 and the Notes relating thereto.

               99.1             Press release dated January 16, 1996

               99.2             Press release dated February 19, 1996

               99.3             Press release dated March 13, 1996

               27               Financial Data Schedule

       (b)     Reports on Form 8-K

               None.

       Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    HEALTH CARE REIT, INC.



Date:      April 29, 1996          By:        BRUCE G. THOMPSON
     ------------------------         -------------------------------------
                                            Bruce G. Thompson, Chairman and
                                            Chief Executive Officer




Date:      April 29, 1996          By:        EDWARD F. LANGE, JR.
     -----------------------          -------------------------------------
                                            Edward F. Lange, Jr., Chief
                                            Financial Officer




Date:      April 29, 1996          By:       KATHLEEN S. PREPHAN
     -----------------------          -------------------------------------
                                            Kathleen S. Prephan, Chief
                                            Accounting Officer

       Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      HEALTH CARE REIT, INC.



Date:      April 29, 1996                By:____________________________________
     -------------------------
                                                Bruce G. Thompson, Chairman and
                                                Chief Executive Officer




Date:      April 29, 1996                By:____________________________________
     -------------------------
                                                Edward F. Lange, Jr., Chief
                                                Financial Officer




Date:      April 29, 1996                By:____________________________________
     -------------------------
                                                Kathleen S. Prephan, Chief
                                                Accounting Officer

                                 EXHIBIT INDEX


The following documents are included in this Form 10-Q as Exhibits:


                  DESIGNATION
                  NUMBER UNDER
  EXHIBIT         ITEM 601 OF                                                                 PAGE
  NUMBER         REGULATION S-K                  EXHIBIT DESCRIPTION                         NUMBER
  -------        --------------         -------------------------------------                ------
     1                  4               Note Purchase Agreement between
                                        Health Care REIT, Inc. and each of the
                                        Purchasers Party thereto
                                        dated as of April 15, 1996 and the Notes
                                        relating thereto.

     2                 99.1             Press release dated January 16, 1996                  13

     3                 99.2             Press release dated February 19, 1996                 14

     4                 99.3             Press release dated March 13, 1996                    16

     5                 27               Financial Data Schedule