Form 10-Q
period 1996-06-30
HEALTH CARE REIT INC /DE/
filed 1996-08-14
CIK 766704

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON,  D. C.  20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                              OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                     Health Care REIT, Inc.
      (Exact name of registrant as specified in its charter)

           Delaware                                34-1096634
  (State or jurisdiction of                     (I.R.S. Employer
incorporation or organization)                 Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio                 43604
(Address of principal executive office)            (Zip Code)

(Registrant's telephone number, including area code) (419) 247-2800

- - -------------------------------------------------------------------
      (Former name, former address and former fiscal year,
                   if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X.   No ____.

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes
_____.   No _____.

               APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.

          Class:  Shares of Common Stock, $1.00 par value
                      Outstanding 14,457,086 shares

                       HEALTH CARE REIT, INC.

                               INDEX


                                                               Page

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheets - June 30, 1996
     and December 31, 1995                                       3

     Consolidated Statements of Income - Three
     months ended June 30, 1996 and 1995; and
     Six months ended June 30, 1996 and 1995                     4

     Consolidated Statements of Cash Flows -
     Six months ended June 30, 1996 and 1995                     5

     Consolidated Statements of Shareholders'
     Equity - Six months ended June 30, 1996
     and 1995                                                    6

     Notes to Consolidated Financial Statements                  7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                             8


Part II.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security
          Holders                                               10

Item 5.   Other Information                                     10

Item 6.   Exhibits and Reports on Form 8-K                      11

SIGNATURES                                                      12

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                   June 30          December 31
                                                     1996               1995
                                                  (Unaudited)          (Note)
                                                  ------------     ------------
ASSETS
Real Estate Related Investments:
  Loans receivable:
    Mortgage loans                                $294,809,291     $267,483,683
    Construction and other short-term loans         43,100,130       17,735,699
    Working capital loans to related parties         5,511,943        6,779,340
                                                  ------------     ------------
                                                   343,421,364      291,998,722

  Investment in operating-lease properties          82,359,482       58,628,509
  Investment in direct financing leases             10,901,980       11,246,492
                                                  ------------     ------------
                                                   436,682,826      361,873,723
  Less allowance for losses                          9,967,652        9,950,000
                                                  ------------     ------------
           NET REAL ESTATE RELATED INVESTMENTS     426,715,174      351,923,723

Other Assets:
  Deferred loan expenses                             1,765,085        1,747,537
  Investment securities available for sale           1,668,637          845,297
  Cash and cash equivalents                            678,768          860,350
  Receivables and other assets                       3,650,273        2,715,146
                                                  ------------     ------------
                                                     7,762,763        6,168,330
                                                  ------------     ------------
                                                  $434,477,937     $358,092,053
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Borrowings under line of credit arrangements    $ 98,900,000     $106,700,000
  Other long-term obligations                       85,770,824       56,059,639
  Accrued expenses and other liabilities             9,509,855        7,734,618
                                                  ------------     ------------
                             TOTAL LIABILITIES     194,180,679      170,494,257
Shareholders' Equity:
  Preferred Stock, $1.00 par value:
    Authorized - 10,000,000 shares
    Issued and outstanding - none
  Common Stock, $1.00 par value:
    Authorized - 40,000,000 shares
    Issued and outstanding - 14,457,086
      in 1996 and 12,034,196 in 1995                14,457,086       12,034,196
  Capital in excess of par value                   216,553,339      168,800,194
  Undistributed net income                           7,618,196        5,918,109
  Unrealized gains on investment securities
    available for sale                               1,668,637          845,297
                                                  ------------     ------------
                    TOTAL SHAREHOLDERS' EQUITY     240,297,258      187,597,796
                                                  ------------     ------------
                                                  $434,477,937     $358,092,053
                                                  ============     ============

NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARY



                                 Three Months Ended         Six Months Ended
                                       June 30                  June 30
                                  1996         1995         1996         1995
                               ------------------------  ------------------------
Gross Income:
  Interest and other income    $10,573,509  $ 7,510,558  $18,715,749  $15,036,808
  Operating leases:
    Rents                        2,264,869    1,582,870    4,225,382    3,124,479
    Gain on exercise of
      options                      155,270                   155,270
  Direct financing leases:
    Lease income                   365,503      382,164      733,085      764,328
    Gain on exercise of
      options                      421,167                   421,167
  Loan and commitment fees         845,260      201,934    1,265,306      376,904
                               -----------  -----------  -----------  -----------
                                14,625,578    9,677,526   25,515,959   19,302,519

Expenses:
  Interest:
    Senior notes and other
      long-term obligations      1,592,062    1,301,758    2,806,650    2,757,734
    Line of credit arrange-
      ments                      2,457,027    1,855,710    4,753,370    3,524,083
    Loan expense                   202,148      186,779      389,471      372,468
    Management fees                             615,076                 1,260,734
    Provision for deprecia-
      tion                         555,184      390,337    1,030,112      780,075
    Provision for losses           150,000                   300,000
    Other operating expenses     1,100,286      690,676    1,990,377    1,105,270
                               -----------  -----------  -----------  -----------
                                 6,056,707    5,040,336   11,269,980    9,800,364
                               -----------  -----------  -----------  -----------
                 NET INCOME    $ 8,568,871  $ 4,637,190  $14,245,979  $ 9,502,155
                               ===========  ===========  ===========  ===========

Average number of shares
  outstanding                   13,058,270   11,673,998   12,555,311   11,646,843
Net income per share           $       .66  $       .40  $      1.13  $       .82
Dividends per share            $       .52  $       .52  $      1.04  $     1.035

See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARY

                                                        Six Months Ended
                                                             June 30
                                                      1996             1995
                                                  ----------------------------
OPERATING ACTIVITIES
  Net income                                      $ 14,245,979     $  9,502,155
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of loan and organization
        expenses                                       390,549          373,546
      Provision for losses-net of charge-offs           17,652
      Provision for depreciation                     1,030,112          780,075
      Capitalized interest                             (35,620)
      Loan and commitment fees earned less
        than cash received                           1,023,013          649,041
      Direct financing lease income less
        than cash received                              64,512           95,381
      Interest income in excess of cash
        received                                      (198,457)        (104,670)
      Increase in accrued expenses and
        other liabilities                              752,223           31,078
      Increase in other receivables and
        prepaid items                                 (862,007)        (338,084)
                                                  ------------     ------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES         16,427,956       10,988,522
INVESTING ACTIVITIES
  Proceeds from exercise of lease
    purchase options                                 9,507,988
  Increase in investments                                              (532,000)
  Investment in operating-lease
    properties                                     (20,182,775)      (1,326,000)
  Investment in loans receivable                   (83,349,024)     (51,227,784)
  Principal collected on loans                      18,364,839        4,496,441
  Other                                                (84,876)
                                                  ------------     ------------
      NET CASH USED IN INVESTING ACTIVITIES        (75,743,848)     (48,589,343)

FINANCING ACTIVITIES
  Long-term borrowings under line of
    credit arrangements                            173,400,000      112,900,000
  Principal payments on long-term
    borrowings under line of credit
    arrangements                                  (181,200,000)     (64,700,000)
  Net proceeds from the issuance of shares          50,263,312        2,042,530
  Borrowings under Senior Notes                     30,000,000
  Principal payments on other long-term
    obligations                                       (288,815)        (322,091)
  Increase in deferred loan expense                   (494,295)        (559,652)
  Cash distributions to shareholders               (12,545,892)     (12,036,698)
                                                  ------------     ------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES         59,134,310       37,324,089
                                                  ------------     ------------
Decrease in cash and cash equivalents                 (181,582)        (276,732)
Cash and cash equivalents at beginning
  of period                                            860,350          935,449
                                                  ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    678,768     $    658,717
                                                  ============     ============
Supplemental Cash Flow Information--
  Interest Paid                                   $  6,875,552     $  6,439,192
                                                  ============     ============

See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARY



                                                        Six Months Ended
                                                            June 30
                                                      1996             1995
                                                  -----------------------------

Balances at beginning of period                   $187,597,796     $189,179,775
Net income                                          14,245,979        9,502,155
Proceeds from issuance of shares under the
  dividend reinvestment plan - 60,690 in
  1996 and 86,577 in 1995                            1,278,429        1,833,141
Proceeds from issuance of shares under the
  employee stock incentive plan - 40,000
  in 1996 and 14,140 in 1995                           713,938          209,389
Proceeds from sale of 2,322,200 shares              51,088,400
Expenses related to sale of 2,322,200 shares        (2,904,732)
Change in net unrecognized gain on
  investment security available for sale               823,340
Cash dividends paid                                (12,545,892)     (12,036,698)
                                                  ------------     ------------

Balances at end of period                         $240,297,258     $188,687,762
                                                  ============     ============

See notes to consolidated financial statements




             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Health Care REIT, Inc. and Subsidiary


Note A - Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily an indication of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

       Net income per share has been computed by dividing net income by the average number of shares outstanding.


Note B - Investments

       Investment securities available for sale are stated at fair value with unrealized gains and losses reported in a separate component of shareholders' equity. At June 30, 1996, available-for-sale securities are the common stock of a corporation, which were obtained by the Company at no cost.


Note C - Contingencies

       As disclosed in the financial statements for the year ended December 31, 1995, the Company was contingently liable for certain obligations amounting to approximately $19,530,000. No significant change in these contingencies has occurred as of June 30, 1996.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity and Capital Resources

       In the first six months of 1996, the Company made $43,413,000 of new mortgage loans, $18,366,000 of new investments in operating leases and continued to finance 30 construction loans, which construction advances totalled $39,124,000. The Company received $1,267,000 working capital loan repayments. The above-mentioned investment activity contributed to increases in total loans receivable and investments in operating leases of $51,423,000 and $23,731,000, respectively, in the first half of 1996.

       With respect to the above-mentioned construction loans, eight of the loans completed the construction phase of the Company's investment process and were converted to investments in operating leases, with an aggregate investment of $13,760,000.

       The Company's working capital loans, all to related parties, are expected to slowly decline as the underlying projects continue to improve their financial performance and thereby pay down these loans.


       Since December 31, 1995, borrowings under line of credit arrangements decreased $7,800,000, which reflects the capital activity discussed below and the investment activity discussed above. As of June 30, 1996, the Company had approximately $216,691,000 in unfunded commitments and total available funding sources of approximately $86,100,000. The Company believes that funds provided from operating activities, together with funds from new equity and debt issuances, present credit lines, scheduled loan repayments and equity issuances under Company stock plans, will be sufficient to meet current operating requirements and existing commitments.

       During the second quarter of 1996, the Company issued Senior Notes in the aggregate principal amount of $30,000,000 which mature in 2001 and 2003, and have a weighted average interest rate of 7.18%. The Notes are secured by $40,000,000 of assets.

       During the second quarter of 1996, the Company issued
2,322,200 Shares of Common Stock, $1.00 par value per share, at the price of $22.00 per share, which generated net proceeds of $48,184,000 to the Company.

Results of Operations

       Gross income for the first six months of 1996 totalled $25,516,000, an increase of 32.19% from the first half of 1995. Interest income on loans receivable and operating lease rents increased while direct financing lease income declined. The increase in interest income on loans receivable and operating lease rents is attributable to the growth in the loan and operating lease portfolios, two long-term trends which the Company anticipates will continue.

       Contributing to the increase in gross income in the first six months of 1996 over the comparable period in 1995 was the gain on the exercise of lease purchase options, which totalled $576,000 for the first half of 1996. During the first six months of 1995, the Company did not receive income from gains on the exercise of options.

       Net income totalled $14,246,000 in the first six months of 1996 versus $9,502,000 for the comparable period in 1995. The increase in net income was reflected in the $1.13 per share earned in the first half of 1996 versus $.82 per share earned in the first half of 1995. Contributing factors were improved earnings on assets, a reduction to the Company's average cost of borrowing and increased investment activity (as discussed above).

       Average earnings on assets increased 23 basis points in the first half of 1996 versus the first half of 1995. The increase in average earnings on assets was a reflection of the increased investment activity during the last six months of 1995 and the first half of 1996. Loan and commitment fees earned during the first six months of 1996 increased 235.71% as compared to the first half of 1995. Interest on loans and rents from operating leases increased 24.47% and 35.23%, respectively, during the first six months of 1996 as compared to the comparable period in 1995.

       Net income was affected by the average quarter-end, debt-to-equity ratio of .94 to 1.00 in 1996 versus .77 to 1.00 in the first half of 1995. The increase is due to the issuance of Senior Notes, as discussed above, and borrowings on the lines of credit, which have been utilized to fulfill the Company's investment commitments. At June 30, 1996, long-term obligations and outstanding balances under the lines of credit totalled $184,671,000 as compared to $176,151,000 at June 30, 1995. The increase in debt had the effect of increasing the Company's interest related expenses.

       During the first six months of 1996, the Company experienced a decrease of 123 basis points in its average cost of borrowing, as compared to the comparable period in 1995. This was primarily due to a general decline in interest rates and the expiration of a variable interest rate swap that was utilized by the Company during the first half of 1995, which had the effect of increasing the average cost of borrowing, as a percentage of outstanding debt, during that period.

       The Company's operating expenses decreased 15.88% in the first six months of 1996 versus the first half of 1995. The 1995 operating expenses included management fees. The reduction in operating expenses was primarily due to cost savings realized as a result of the merger of the Company's advisor into the Company and the achievement of self-administered status.

       In addition, net income was affected by the Company's decision to increase its unallocated allowance for losses by $300,000 during the first six months of 1996.

       Under the Company's By-Laws, stockholders must be notified when total operating expenses (for the twelve-month period then ended) exceed 2% of average invested assets or 25% of adjusted net income, whichever is greater. For the twelve-month period ended June 30, 1996, total operating expenses, which totalled $9,893,000, exceeded 2% of average invested assets and exceeded 25% of adjusted net income. This was primarily due to costs incurred by the Company relating to the merger with the Company's former advisor. When the subject compliance test was adjusted for the expense associated with the contract settlement, the Company was in compliance.



                   PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

       The annual meeting of shareholders of Health Care REIT, Inc. was duly called and held on May 21, 1996 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Company's management and Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the management's nominees for election as directors as listed in the Proxy Statement, and all such nominees were elected.

       Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

       Proposal #1 - The election of three directors:

              Nominee                 For           Against
       William C. Ballard, Jr.     10,873,767       109,439
       Bruce Douglas               10,873,068       110,138
       Frederic D. Wolfe           10,871,448       111,758

       Proposal #2 - to ratify the appointment of Ernst & Young as independent auditors for 1996:

                         For          10,775,981
                         Against          59,598
                         Abstain         147,627


Item 5.  Other Information

       On April 15, 1996, the Company issued a press release in which it announced that during the first quarter of 1996, it had closed $62 million of new investments.

       On April 17, 1996, the Company issued a press release in which it announced, among other things, that the Board of Directors voted to pay a quarterly cash dividend of $.52 per share, payable to shareholders of record on May 3, 1996, and that net income for the first quarter of 1996 was $.47 per share.

       On April 23, 1996, the Company issued a press release in which it announced the closing of a $30 million private placement financing of Senior Notes.

       On April 30, 1996, the Company issued a press release in which it announced that it had filed a prospectus supplement for an offering of 2,000,000 shares of Common Stock.


Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits

              99.1   Press release dated April 15, 1996
              99.2   Press release dated April 17, 1996
              99.3   Press release dated April 23, 1996
              99.4   Press release dated April 30, 1996
              27     Financial Data Schedule

       (b)   Reports on Form 8-K

       A report on Form 8-K was filed on May 16, 1996, reporting on the terms of an underwriting agreement between Health Care REIT, Inc. and Alex. Brown & Sons, Incorporated, Smith Barney Inc. and
EVEREN Securities, Inc.



       Pursuant to the requirement of the Securities and Exchange
Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     HEALTH CARE REIT, INC.



Date:  August 14, 1996         By:  BRUCE G. THOMPSON
                                    Bruce G. Thompson, Chairman and
                                    Chief Executive Officer



Date:  August 14, 1996         By:  EDWARD F. LANGE, JR.
                                    Edward F. Lange, Jr., Chief
                                    Financial Officer



Date:  August 14, 1996         By:  MICHAEL A. CRABTREE
                                    Michael A. Crabtree, Chief
                                    Accounting Officer




                          EXHIBIT INDEX


The following documents are included in this Form 10-Q as Exhibits:

           Designation
           Number Under
Exhibit    Item 601 of                                        Page
Number    Regulation S-K         Exhibit Description         Number
- - -------   --------------  ---------------------------------  ------
  1            99.1       Press Release dated April 15, 1996.  14
  2            99.2       Press Release dated April 17, 1996.  15

  3            99.3       Press Release dated April 23, 1996.  17

  4            99.4       Press Release dated April 30, 1996.  18

  5            27         Financial Data Schedule.             19