Form 10-Q
period 1996-09-30
HEALTH CARE REIT INC /DE/
filed 1996-11-14
CIK 766704

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D. C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
			OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________


		   Health Care REIT, Inc.
(Exact name of registrant as specified in its charter)

	Delaware                                          34-1096634
(State or jurisdiction of                              (I.R.S. Employer
incorporation or organization)                       Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio                     43604
(Address of principal executive office)                 (Zip Code)

(Registrant's telephone number, including area code)    (419) 247-2800
______________________________________________________________________________
		 (Former name, former address and former fiscal year,
			   if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996.

Class:  Shares of Common Stock, $1.00 par value
Outstanding 16,083,931 shares



HEALTH CARE REIT, INC.
INDEX
									Page

Part I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - September 30, 1996
and December 31, 1995                                                     3

Consolidated Statements of Income - Three
months ended September 30, 1996 and 1995;
Nine months ended September 30, 1996 and 1995                             4

Consolidated Statements of Cash Flows -
Nine months ended September 30, 1996 and 1995                             5

Consolidated Statements of Shareholders'
Equity - Nine months ended September 30, 1996
and 1995                                                                  6

Notes to Consolidated Financial Statements                                7

Item 2.  Management's Discussion and Analysis of Financial
	     Condition and Results of Operations                          9

Part II.  OTHER INFORMATION

Item 5.  Other Information                                               11

Item 6.  Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                               12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

						   September 30    December 31
						       1996             1995
						   (Unaudited)         (Note)
						   ------------    ------------
ASSETS
Real Estate Related Investments:
  Loans receivable:
    Mortgage loans                                 $296,308,528    $267,483,683
    Construction and other short-term loans          59,196,913      17,735,699
    Working capital loans to related parties          4,952,093       6,779,340
						   ------------    ------------
						    360,457,534     291,998,722
    Investment in operating-lease properties        101,270,945      58,628,509
    Investment in direct financing leases            10,849,375      11,246,492
						   ------------    ------------
						    472,577,854     361,873,723
    Less allowance for losses                        10,925,443       9,950,000
						   ------------    ------------
NET REAL ESTATE RELATED INVESTMENTS                 461,652,411     351,923,723

    Other Assets:
      Deferred loan expenses                          1,646,206       1,747,537
      Investment securities available for sale        1,438,102         845,297
      Cash and cash equivalents                       3,475,548         860,350
      Receivables and other assets                    3,665,375       2,715,146
						   ------------    ------------
						     10,225,231      6,168,330
						   ------------    ------------
						   $471,877,642    $358,092,053
						   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Borrowings under line of credit arrangements     $ 93,725,000    $106,700,000
  Other long-term obligations                        92,295,285      56,059,639
  Accrued expenses and other liabilities             11,104,755       7,734,618
						   ------------    ------------
TOTAL LIABILITIES                                   197,125,040     170,494,257

Shareholders' Equity:
  Preferred Stock, $1.00 par value:
    Authorized - 10,000,000 shares
    Issued and outstanding - none
  Common Stock, $1.00 par value:
    Authorized - 40,000,000 shares
    Issued and outstanding - 16,079,931
      in 1996 and 12,034,196 in 1995                 16,079,931      12,034,196
  Capital in excess of par value                    249,750,778     168,800,194
  Undistributed net income                            7,483,791       5,918,109
  Unrealized gains on investment
    securities available for sale                     1,438,102         845,297
						   ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                          274,752,602     187,597,796
						   ------------    ------------
						   $471,877,642    $358,092,053
						   ============    ============

NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

				    Three Months Ended         Nine Months Ended
				       September 30              September 30
				    1996         1995         1996         1995
				------------------------  ----------------------
Gross Income:
  Interest and other income     $ 9,689,598  $ 7,989,863  $26,864,737  $23,026,671
  Prepayment Fees                   843,948    2,716,923    2,384,558    2,716,923
  Operating leases:
    Rents                         2,488,135    1,581,145    6,713,517    4,705,624
    Gain on exercise of
      options                                                 155,270
  Direct financing leases:
    Lease income                    365,503      382,164    1,098,588    1,146,492
    Gain on exercise of
      options                                                 421,167
    Loan and commitment fees        681,124      645,420    1,946,430    1,022,324
				-----------  -----------  -----------  -----------
				 14,068,308   13,315,515   39,584,267   32,618,034
Expenses:
  Interest:
    Senior notes and other
      long-term obligations       1,749,451    1,265,701    4,556,101    4,023,435
    Line of credit arrangements   1,953,946    2,114,652    6,707,316    5,638,735
    Loan expense                    204,042      187,323      593,513      559,791
    Provision for depreciation      636,641      395,108    1,656,074    1,175,183
    Provision for losses            150,000    4,000,000      450,000    4,000,000
    Disposition of investment       807,791                   807,791
    Management Fees                              547,522                 1,808,256
    Settlement of management
      contract                                   763,500                   763,500
    Other operating expenses      1,183,158      694,874    3,184,214    1,800,144
				-----------  -----------  -----------  -----------
				  6,685,029    9,968,680   17,955,009   19,769,044
				-----------  -----------  -----------  -----------

NET INCOME                      $ 7,383,279  $ 3,346,835  $21,629,258  $12,848,990
				===========  ===========  ===========  ===========

Average number of shares
  outstanding                    14,817,878   11,708,175   13,315,005   11,667,512

Net income per share            $      0.50  $      0.29  $      1.62  $      1.10

Dividends per share             $      0.52  $      0.52  $      1.56  $     1.555

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

						     Nine Months Ended
							September 30
						   1996               1995
					      -------------------------------
OPERATING ACTIVITIES
Net income                                    $  21,629,258     $  12,848,990
Adjustments to reconcile net income
  to net cash:
    Provision for depreciation                    1,676,366         1,175,183
    Provision for losses-net of charge-offs         167,653         4,000,000
    Disposition of investment                       807,791
    Amortization of loan and organization
      expenses                                      595,130           561,408
    Capitalized interest                           (107,328)
    Loan and commitment fees earned less
      than cash received                          1,335,445           528,207
    Direct financing lease income less than
      cash received                                 117,117           132,148
    Interest income in excess of cash received     (128,682)         (157,467)
    Increase in accrued expenses and other
      liabilities                                 2,034,693           921,814
    Increase in other receivables and prepaid
      items                                        (790,464)      (10,479,957)
NET CASH PROVIDED FROM OPERATING ACTIVITIES      27,336,979         9,530,326

INVESTING ACTIVITIES
  Investment in operating-lease properties     (33,331,170)        (2,976,000)
  Investment in loans receivable              (118,167,751)       (69,551,237)
  Principal collected on loans                  29,749,620         43,467,256
  Proceeds from exercise of lease purchase
    options                                      9,507,988
  Decrease in investments                                            (532,000)
  Other                                           (181,671)
					      ------------      -------------
NET CASH USED IN INVESTING ACTIVITIES         (112,422,985)       (29,591,981)

FINANCING ACTIVITIES
  Borrowings under line of credit
    arrangements                               243,230,000        152,400,000
  Principal payments under line of
    credit arrangements                       (256,205,000)      (116,900,000)
  Net proceeds from the issuance of
    Common Stock                                85,083,593          2,600,881
  Borrowings under Senior Notes                 30,000,000
  Assumption of mortgage loan                    6,539,434
  Principal payments on other long-
    term obligations                              (303,788)          (376,974)
  Increase/(decrease) in deferred
    loan expense                                  (579,458)            75,308
  Cash distributions to shareholders           (20,063,577)       (18,118,531)
					      ------------      -------------
NET CASH PROVIDED FROM FINANCING
ACTIVITIES                                      87,701,204         19,680,684

Increase (decrease) in cash and cash
  equivalents                                    2,615,198           (380,971)
Cash and cash equivalents at beginning
  of period                                        860,350            935,449
					      ------------      -------------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD                                     $  3,475,548      $     554,478
					      ============      =============

Supplemental Cash Flow Information --
  Interest Paid                               $  8,304,548      $   8,910,157
					      ============      =============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

						       Nine Months Ended
							  September 30
						      1996            1995
						 ----------------------------
Balances at beginning of period                  $187,597,796    $189,179,775

Net income                                         21,629,258      12,848,990

Proceeds from issuance of shares under the
  dividend reinvestment plan - 96,005 in
  1996 and 114,273 in 1995                          2,012,272       2,391,492

Proceeds from issuance of shares under the
  employee stock incentive plan - 40,000
  in 1996 and 14,140 in 1995                          713,939         209,389

Net Proceeds from sale of 3,910,000 shares         82,270,109

Change in net unrecognized gain on
  investment security available for sale              592,805

Cash dividends paid                               (20,063,577)    (18,118,531)
						 ------------    ------------

Balances at end of period                        $274,752,602    $186,511,115
						 ============    ============


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Health Care REIT, Inc. and Subsidiaries

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily an indication of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Net income per share has been computed by dividing net income by the average number of shares outstanding.

Note B - Real Estate Investments

During the nine months ended September 30, 1996, the Company provided permanent mortgage financings of $47,653,000, invested $28,947,000 in operating leases and continued to finance 33 construction loans, which construction advances totaled $74,935,000. During the nine months ended September 30, 1996, the Company received principal payments on real estate mortgages of $2,625,000, repayments on working capital loans of $1,827,000 and proceeds of $25,298,000 from the prepayment of mortgage loans.

Also during the nine months ended September 30, 1996, 12 of the above-mentioned construction loans completed the construction phase of the Company's investment process and were converted to investments in operating leases, with an aggregate investment of $20,088,000, and one construction loan converted to a permanent mortgage loan with an investment balance of $7,000,000.

At September 30, 1996, the Company had $127,552,000 in unfunded commitments.

Note C - Disposition of Investments in Behavioral Care

It is the Company's intention to systematically eliminate its investments in behavioral care facilities. As a result, the Company has declared a disposi-tion of investment associated with its portfolio of behavioral care properties. At December 31, 1995 such investments aggregated $ 36,366,000 in six facilities owned and/or operated by three health care operating companies. During the three months ended September 30, 1996, the Company recognized a disposition of investment expense of $808,000, which amount was added to the Company's unallocated allowance for losses.

At September 30, 1996, the Company had commenced discussions regarding the early repayment and/or sale of the remaining four mortgage loans. The Company is not certain that agreements will be reached and what the financial ramifications will be. The Company believes its allowance for losses with respect to such properties is adequate.

At September 30, 1996, the Company's overall allowance for losses totaled $10,925,000. The allowance for losses is maintained at a level which the Company believes is adequate to absorb potential losses in the Company's real estate related investments.

Note D - Indebtedness and Shareholders' Equity

In April 1996, the Company issued Senior Notes in the aggregate principal amount of $30,000,000 which mature in 2001 and 2003, and have a weighted average interest rate of 7.18%. The Notes are secured by $40,000,000 of assets.

In May 1996, the Company issued 2,322,200 shares of Common Stock, $1.00 par value per share, at the price of $22.00 per share, which generated net proceeds of $48,103,000 to the Company.

In September 1996, the Company issued 1,587,800 shares of Common Stock, $1.00 par value per share, at the price of $22.00 per share, which generated net proceeds to the Company of $34,167,000.

During the nine months ended September 30, 1996, the proceeds derived from the Company's capital raising activities were used to reduce bank debt under the Company's revolving lines of credit arrangements.

The Company has a total of $185,000,000 in secured and unsecured credit facilities bearing interest at the lenders' prime rate or LIBOR plus 1.50%, of which $91,275,000 was available at September 30, 1996.

Note E - Investment Securities

Investment securities available for sale are stated at fair value with unrealized gains and losses reported in a separate component of shareholders' equity. At September 30, 1996, available-for-sale securities are the common stock of a corporation, which were obtained by the Company at no cost.

Note F - Contingent Liabilities

As disclosed in the financial statements for the year ended December 31, 1995, the Company was contingently liable for certain obligations amounting to approximately $19,530,000. No significant change in these contingencies had occurred as of September 30, 1996.

Note G - Distributions Paid to Shareholders

On August 20, 1996, the Company paid a dividend of $0.52 per share to shareholders of record on August 2, 1996. This dividend related to the period from April 1, 1996 through June 30, 1996.

Note H - Subsequent Events

On October 15, 1996, the Company declared a dividend of $0.52 per share payable on November 20, 1996 to shareholders of record on November 1, 1996. The dividend relates to the period from July 1, 1996 through September 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1996, the Company's net real estate investments totaled approximately $461,652,000, which included 57 skilled nursing facilities, 52 assisted living facilities, 10 retirement centers, five specialty care facilities and four behavioral care facilities. The Company funds its investments through a combination of long-term and short-term financing, utilizing both debt and equity.

As of September 30, 1996, the Company had shareholders' equity of $274,753,000 and a total outstanding debt balance of approximately $186,020,000, which represents a debt to equity ratio of 0.68 to 1.0.

During the nine month period ended September 30, 1996, the Company issued Senior Notes in the aggregate principal amount of $30,000,000 which mature in 2001 and 2003, and have a weighted average interest rate of 7.18% The notes are secured by $40,000,000 of assets.

During the second quarter of 1996, the Company issued 2,322,200 shares of Common Stock, $1.00 par value per share, at the price of $22.00 per share, which generated net proceeds of $48,103,000 to the Company.

During the three month period ended September 30, 1996, the Company issued 1,587,800 shares of Common Stock, $1.00 par value per share, at the price of $22.00 per share, which generated net proceeds to the Company of $34,167,000. As of September 30, 1996, the Company had approximately $127,552,000 in unfunded commitments. Under the Company's line of credit arrangements, available funding totaled $91,275,000. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, finance future investments, and meet debt service and dividend requirements.

Results of Operations

Revenues for three months ended September 30, 1996 were $14,068,000 compared to $13,316,000 for the three months ended September 30, 1995. Revenue growth resulted from increased interest income of $1,700,000 and increased operating lease income of $907,000 as a result of additional real estate investments made during the past twelve months. The growth in interest income and rental income was offset by a high incidence of prepayment fees earned during the third quarter of 1995, which totaled $2,717,000 as compared to $844,000 for the same period in 1996.

Revenues for the nine months ended September 30, 1996 were $39,584,000 compared to $32,618,000 for the nine months ended September 30, 1995, an increase of $6,966,000 or 21.4%. Revenue growth resulted primarily from increased interest income of $3,838,000 and increased operating lease income of $2,008,000 as a result of additional real estate investments made during the past twelve months.

Expenses for the three months ended September 30, 1996 totaled $6,685,000, a decrease of $3,284,000 from expenses of $9,969,000 for the same period in 1995. Expenses for the nine month period ended September 30, 1996 totaled $17,955,000, a decrease of $1,814,000 from expenses of $19,769,000 for the comparable period in 1995. Expenses for the three and nine month periods ended September 30, 1995 were negatively influenced by nonrecurring charges, primarily related to a $4,000,000 provision for losses and a $764,000 charge for the settlement of the management contract, an expense associated with the merger of the Company's advisor into the Company.

The provision for depreciation for the three and nine month periods ended September 30, 1996 totaled $637,000 and $1,656,000 respectively, an increase of $242,000 and $481,000 over the comparable periods in 1995 as a result of additional operating lease investments.

Interest expense for the three months ended September 30, 1996 was $3,703,000 compared to $3,380,000 for the same period in 1995. For the nine month period ended September 30, 1996, interest expense totaled $11,263,000 compared to $9,662,000 for the same period in 1995. The increases in the 1996 periods were primarily due to the issuance of $30,000,000 Senior Notes in April 1996 and higher average borrowings under the Company's line of credit arrangements, which were offset by lower interest rates.

General and administrative expense for the three and nine month periods in 1996 totaled $1,183,000 and $3,184,000 respectively, as compared to $1,242,000 and $3,608,000 for the same periods in 1995. The expenses for the three and nine month periods in 1996 were 8.41% and 8.04% of revenues as compared to 9.33% and 11.06% for the same periods in 1995.

It is the Company's intention to systematically eliminate its investments in behavioral care facilities and declared a disposition of investment associated with its behavioral care portfolio. As a result, any gains realized through the repayment or sale of investments associated with the Company's behavioral care facilities will be added to the Company's general allowance for losses and applied against any losses incurred through the repayment or sale of behavioral care related investments. During the three months ended September 30, 1996, the Company recorded an $808,000 disposition of investment expense as an offset to an $808,000 prepayment fee received from the repayment of two behavioral care related mortgage loans.

As a result of the various factors mentioned above, net income for the three and nine month periods ended September 30, 1996 was $7,383,000 and $21,629,000 respectively as compared to $3,347,000 and $12,849,000 for the same periods in 1995. Net income per share for the three and nine month periods ended September 30, 1996 was $.50 and $1.62 versus $.29 and $1.10 for the comparable 1995 periods. The per share increases resulted from an increase in net income offset by an increase in average shares outstanding during the 1996 periods.

Under the Company's By-Laws, stockholders must be notified when total operating expenses (for the twelve-month period then ended) exceed 2% of average invested assets or 25% of adjusted net income, whichever is greater. For the twelve-month period ended September 30, 1996, total operating expenses, which totalled $9,181,000 exceeded 2% of average invested assets and exceeded 25% of adjusted net income. This was primarily due to costs incurred by the Company relating to the merger with the Company's former advisor. When the subject compliance test was adjusted for the expense associated with the contract settlement, the Company was in compliance.

PART II.  OTHER INFORMATION

Item 4.  Other Information

On July 17, 1996, the Company issued a press release in which it announced, among other things, that the Board of Directors voted to pay a quarterly cash dividend of $.52 per share, payable to shareholders of record on August 2, 1996, and that net income for the first quarter of 1996 was $.66 per share.

On July 19, 1996, the Company issued a press release in which it announced that during the second quarter of 1996, it had closed $69 million of new investments.

On September 5, 1996, the Company issued a press release in which it announced that it had filed a prospectus supplement for an offering of 1,587,800 shares of Common Stock.

Item 5.  Exhibits and Reports on Form 8-K

	 (a)  Exhibits

	      99.1  Press release dated July 17, 1996
	      99.2  Press release dated July 19, 1996
	      99.3  Press release dated September 5, 1996

	      27  Financial Data Schedule

	 (b)  Reports on Form 8-K

	      A report on Form 8-K was filed on September 5, 1996, reporting on the terms of an underwriting agreement between Health Care REIT, Inc. and Alex. Brown & Sons, Incorporated.

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.

Date: November 14, 1996                   By:       GEORGE L. CHAPMAN
						    George L. Chapman,
					     Chairman, Chief Executive Officer
					     and President

Date: November 14, 1996                   By:       EDWARD F. LANGE, JR.
						    Edward F. Lange, Jr.,
						 Chief Financial Officer

Date: November 14, 1996                   By:      MICHAEL A. CRABTREE
						   Michael A. Crabtree,
						Chief Accounting Officer


EXHIBIT INDEX

The following documents are included in this Form 10-Q as Exhibits:

	     Designation
	     Number Under
	     Item 601 of                                                 Page
Exhibit     Regulation S-K            Exhibit Description               Number
---------   --------------     ----------------------------------       ------
   1           99.1            Press release dated July 17, 1996.         14
   2           99.2            Press release dated July 19, 1996.         15
   3           99.3            Press release dated September 5, 1996.     17
   5           27              Financial Data Schedule                    18
