Form 10-K405
period 1996-12-31
HEALTH CARE REIT INC /DE/
filed 1997-02-10
CIK 766704

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              ------------------------

For the fiscal year ended DECEMBER 31, 1996          Commission File No. 1-8923

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

           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
         Title of Each Class                   on Which Registered
         ----------------------                ------------------------
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

                                    Yes    X                   No
                                       -----                     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

                                       [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant on February 6, 1996 was $441,534,000 based on the reported closing sales price of such shares on the New York Stock Exchange for that date.
As of February 6, 1996, there were 18,662,919 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the annual shareholders meeting to be held April 22, 1997, are incorporated by reference into Part III.

                            HEALTH CARE REIT, INC.
                         1996 FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS

                                    PART I

                                                                                                               Page

Item  1.  Business................................................................................................3
Item  2.  Properties.............................................................................................11
Item  3.  Legal Proceedings......................................................................................12
Item  4.  Submission of Matters to a Vote of Security Holders....................................................12

                                                      PART II

Item  5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters...........................................................................12
Item  6.  Selected Financial Data................................................................................13
Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................................................................14
Item  8.  Financial Statements and Supplementary Data............................................................17
Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure................................................................. 33

                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................................33
Item 11.  Executive Compensation.................................................................................33
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management.......................................................................................33
Item 13.  Certain Relationships and Related Transactions.........................................................33

                                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.................................................................................33

                                                      -2-

                                    PART I

ITEM 1.  BUSINESS

GENERAL

Health Care REIT, Inc. (the "Company") is a self-administered real estate investment trust that invests in health care facilities, primarily nursing homes, assisted living facilities and retirement centers. The Company also invests in specialty care facilities. As of December 31, 1996, long-term care facilities, which include nursing homes, assisted living facilities and retirement centers, comprised approximately 85% of the investment portfolio. Founded in 1970, the Company was the first real estate investment trust to invest exclusively in health care facilities.

As of December 31, 1996, the Company had $541,496,000 of real estate investments, inclusive of credit enhancements, in 137 facilities located in 28 states and managed by 51 different operators. At that date, the portfolio included 56 nursing homes, 63 assisted living facilities, 11 retirement centers, five specialty care facilities, and two behavioral care facilities. At December 31, 1996, the Company had approximately $236,277,000 in unfunded commitments.

The Company's primary objectives are to protect shareholders' capital and enhance shareholder value. The Company seeks to pay consistent cash dividends to shareholders and create opportunities to increase dividend payments from annual increases in rental and interest income and portfolio growth. To meet these objectives, the Company invests primarily in long-term care facilities managed by experienced operators and diversifies its investment portfolio by form of investment, operator and geographic location.

The Company anticipates providing mortgage financing for qualified health care operators and acquiring additional health care facilities through operating lease arrangements. Capital for future investments may be provided by borrowing under the Company's revolving credit facilities, public offerings or private placements of debt or equity, and the assumption of secured indebtedness.

PORTFOLIO OF PROPERTIES

The following table reflects the diversification of the Company's portfolio as of December 31, 1996:

                                                                              Number
                                            Percentage          Number          of         Investment        Number        Number
       Type of           Investments            of               of            Beds/        Per Bed/          of             of
      Facility            (1)(2)(3)         Portfolio        Facilities        Units         Unit(4)       Operators      States(5)
      --------            ---------         ---------        ----------        -----         -------       ---------      ---------
                       (In thousands)
Nursing Homes               $245,987              45.43%         56             7,651       $  34,027         27             18

Assisted Living
Facilities                   172,189              31.80          63             4,152          56,990         16             10

Retirement
Centers                       42,483               7.84          11             1,366          39,637          6              9

Specialty Care
Facilities                    68,109              12.58           5               459         151,523          3              5

Behavioral Care
Facilities                    12,728               2.35           2               294          43,292          1              1
                            --------             ------          ---           ------
 Totals                     $541,496             100.0%          137           13,922
                            ========             ======          ===           ======


--------------------------------------------------------------

(1) Investments include real estate investments and credit enhancements which amounted to $522,681,000 and $18,815,000, respectively.

                                       -3-

(2) Investments do not include $144,389,000 in commitments for financings for which the Company has not yet commenced funding.

(3) Due to a number of factors, it is possible that some portion of the commitments for financings will not result in permanent financing.

(4) Investment Per Bed/Unit was computed by using the total investment amount of $633,384,000 which includes real estate investments, unfunded commitments for which initial funding has commenced, and credit enhancements of, $522,681,000, $91,888,000 and $18,815,000, respectively.

(5) The Company has investments in properties located in 28 states.

   Nursing Homes

Skilled nursing facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. In some instances, nursing facilities supplement hospital care by providing specialized care for medically complex patients whose conditions require intense medical and therapeutic services, but who are medically stable enough to have these services provided in facilities that are less expensive than acute care hospitals.

   Assisted Living Facilities

The assisted living facilities provide services to aid in everyday living, such as bathing, meals, security, transportation, recreation, medication supervision and limited therapeutic programs. More intensive medical needs of the resident are often met within assisted living facilities by home health providers, close coordination with the resident's physician and skilled nursing facilities. Assisted living facilities are increasingly successful as lower cost, less institutional alternatives to the health problems of the elderly or medically frail.

   Retirement Centers

The retirement centers offer specially designed residential units for active and ambulatory elderly residents and provide various ancillary services. Retirement centers offer residents an opportunity for an independent lifestyle with a range of social and health services.

   Specialty Care Facilities

The specialty care facilities provide specialized inpatient services for specific illnesses or diseases, including, among others, coronary and cardiovascular services. Specialty care facilities are lower cost alternatives to acute care hospitals.

   Behavioral Care Facilities

The behavioral care facilities offer comprehensive inpatient and outpatient psychiatric treatment programs. Programs are tailored to the individual and include individual, group and family therapy.

INVESTMENTS

The Company invests in income producing health care facilities with a primary focus on long-term care facilities, which include skilled nursing facilities, assisted living facilities and retirement centers. The Company also invests in specialty care facilities. The Company intends to continue to diversify its investment portfolio by type of health care facilities and form of financing.

In determining whether to finance a facility, the Company focuses on: (a) the experience of the operator; (b) the financial and operational feasibility of the property; (c) the financial strength of the borrower or lessee; (d) the security available to support the financing; and (e) the amount of capital committed to the property by the borrower or lessee. Management conducts market research and analysis for all potential investments. In addition, Management reviews the value of all properties, the interest rates and debt service coverage requirements of any debt to be assumed and the anticipated sources for repayment for such debt.

The Company's investments primarily take the form of operating lease transactions, permanent mortgage loans and construction financings. Substantially all of the Company's loans and leases are designed with escalating rate structures that may result in principal payment or purchase prior to maturity. The Company's policy is to structure long term financing to maximize returns. The Company believes that appropriate new investments will be available in the future with substantially the same spreads over its costs of borrowing regardless of interest rate fluctuations.

Investments are typically structured using mortgage loans or operating leases which are normally secured by guarantees and/or letters of credit. As of December 31, 1996, letters of credit from commercial banks, and cash deposits aggregating $26,012,000 were available to the Company as security for operating lease, permanent mortgage loan and construction loan obligations. In addition, the leases and loans are generally cross-defaulted and the loans are cross-collateralized with any other mortgage loans, leases, or other agreements between the operator or any affiliate of the operator and the Company.

The Company typically finances up to 90% of the appraised value of a property. Economic terms normally include annual rate increases and fair market value based purchase options in operating leases, and may include contingent interest for mortgage loans.

The Company monitors its investments through a variety of methods, which are determined by the type of health care facility and operator. The monitoring process includes a review and analysis of facility, borrower or lessee, and guarantor financial statements; periodic site visits; property reviews; and meetings with operators. Such reviews of operators and facilities generally encompass licensure and regulatory compliance materials and reports, contemplated building improvements and other material developments.

For certain investments, the Company receives warrants or other similar equity instruments that provide the Company with an opportunity to share in an operator's enterprise value. As of December 31, 1996, the Company had obtained warrants from seven operators to purchase their common stock or partnership interest. None of the warrants are publicly traded. In one instance, the underlying common stock that relates to one set of warrants is publicly traded, and the market price of the common stock was below the exercise price of the related warrants at December 31, 1996.

In connection with an investment in one operator, the Company also received warrants that were converted into 87,823 shares of common stock at the time of the operator's initial public offering. As of December 31, 1996, those shares of common stock were recorded on the Company's balance sheet at a value of $768,451.

   Operating Leases

Each facility, which includes the land, buildings, improvements and related rights (the "Leased Properties") owned by the Company is leased to a health care provider pursuant to a long-term lease (collectively, the "Leases"). The

Leases generally have a fixed term of 10 to 13 years and contain multiple five to ten-year renewal options. Each Lease is a triple net lease requiring the lessee to pay rent and all additional charges incurred in the operation of the Leased Property. The lessees are required to repair, rebuild and maintain the Leased Properties.

The Company's Leased Properties aggregated approximately $153,623,000 at December 31, 1996. The base rents range from approximately 8.3% to 15.9% per annum of the Company's equity investment in the Leased Properties. The base rents for the renewal periods are generally fixed rents set at a spread above the Treasury yield for the corresponding period. In addition, the Company typically charges a lease commitment fee at the initiation of the transaction.

   Permanent Mortgage Loans

The Company's investments in permanent mortgage loans are structured to provide the Company with interest income, principal amortization and commitment fees. Virtually all of the approximately $292,442,000 of permanent mortgage loans as of December 31, 1996 were first mortgage loans.

The interest rate on the Company's investments in permanent mortgage loans for operating facilities ranges from 10.3% to 13.0% per annum on the outstanding balances. The yield to the Company on permanent mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan, the interest rate adjustments and the additional interest earned.

The permanent mortgage loans for operating facilities made through December 31, 1996 are generally subject to seven to ten year terms with 25-year amortization schedules that provide for a balloon payment of the outstanding principal balance at the end of the term. Generally, the permanent mortgage loans provide five to seven years of prepayment protection.

   Construction Financing

The Company provides construction financing that by their terms converts either into a long-term operating lease or mortgage loan upon the completion of the facilities. Generally, the rates on the outstanding balances of the Company's construction financings are 250 to 350 basis points over the prime rate of a specified financial institution. The Company also typically charges a commitment fee at the commencement of the financing. The construction financing period commences upon funding and terminates upon the earlier of the completion of development of the applicable facility or the end of a specified period, generally 12 to 18 months. During the term of the construction financing, funds are advanced pursuant to draw requests made by the operator in accordance with the terms and conditions of the applicable loan agreement, which terms require, among other things, a site visit by a Company representative prior to the advancement of funds. Monthly payments are made on the total amount of the proceeds advanced during the development period.

During the construction financing period, the Company generally requires additional security and collateral in the form of either payment and performance bonds and/or completion guarantees by either one, or a combination of, the operator's parent entity, other affiliates of the operator, or one or more of the individual principals of the operator.

At December 31, 1996, the Company had outstanding construction financings of $71,912,000 and was committed to providing additional financing of approximately $69,308,000 to complete construction.

BORROWING POLICIES

The Company may arrange for long-term borrowing from banks, private placements to institutional investors, or public offerings. For other short-term purposes, the Company may, from time to time, negotiate lines of credit, or arrange for other short-term borrowing from banks or others.

In addition, the Company may incur mortgage indebtedness on real estate that it has acquired through purchase, foreclosure or otherwise. When terms are deemed favorable, the Company may invest in properties subject to existing loans and mortgages. In addition, the Company may obtain financing for unleveraged properties in which it has invested or may refinance properties acquired on a leveraged basis.

Under documents pertaining to existing indebtedness, the Company is subject to various restrictions with respect to secured and unsecured indebtedness.

ALLOWANCE FOR LOSSES

The Company maintains an allowance for possible losses that is evaluated quarterly to determine its adequacy. See Notes 1 and 5 of Notes to Financial Statements. At December 31, 1996, $6,000,000 of the total allowance of $9,787,000 was allocated to two specific properties. The Company believes that its allowance is adequate.

COMPETITION

The Company competes with other real estate investment trusts, real estate partnerships, banks, insurance companies and other investors in the acquisition, leasing and financing of health care facilities.

The operators of the facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients and residents based on a number of factors, including quality of care, reputation, physical appearance of facilities, services offered, family preferences, physicians, staff and price.

EMPLOYEES

As of December 31, 1996, the Company employed 19 full-time employees.

CERTAIN GOVERNMENT REGULATIONS

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

Health care facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Such requirements may include a duty to admit Medicare and Medicaid patients, limiting the ability of the facility to increase its private pay census beyond certain limits. Medicare and Medicaid facilities are regularly inspected to determine compliance, and may be excluded from the programs--in some cases without a prior hearing--for failure to meet program requirements.

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

Recent proposals to significantly reduce Medicare and Medicaid spending at the federal level could reduce revenues of the Company's customers. President Clinton recently proposed legislation that would, over six years, reduce Medicare spending by an estimated $138 billion. The proposed reductions include specific elements that would affect the Company's customers, including a prospective payment system for skilled nursing facilities that would reduce payments by approximately $9 billion. It is impossible to predict with any certainty what form any such legislation may ultimately take.

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

TAXATION

   General

A corporation, trust or association meeting certain requirements may elect to be treated as a "real estate investment trust." Beginning with its first fiscal year and in all subsequent years, the Company has elected to be treated as a real estate investment trust under Sections 856 to 860, inclusive, of the Internal Revenue Code of 1986, as amended (the "Code"). The Company intends to operate in such manner as to continue to qualify as a real estate investment trust for federal income tax purposes. No assurance can be given that the actual results of the Company's operations for any one taxable year will satisfy such requirements.

To qualify as a real estate investment trust, the Company must satisfy a variety of complex requirements each year, including organizational and stock ownership tests and percentage tests relating to the sources of its gross income, the nature of its assets and the distribution of its income.

Generally, for each taxable year during which the Company qualifies as a real estate investment trust, it will not be taxed on the portion of its taxable income (including capital gains) that is distributed to shareholders. Any undistributed income or gains will be taxed to the Company at regular corporate tax rates. The Company will be subject to tax at the highest corporate rate on its net income from foreclosure property, regardless of the amount of its distributions. The highest corporate tax rate is currently 35%. The Company may elect to treat any real property it acquires by foreclosure as foreclosure property, including any property acquired in future foreclosure actions brought with respect to the two loans in default. This would permit the Company to hold such property for up to two years without adverse consequences. Subject to certain limitations, the Company will also be subject to an additional tax equal to 100% of the net income, if any, derived from prohibited transactions. A prohibited transaction is defined as a sale or disposition of inventory-type property or property held by the Company primarily for sale to customers in the ordinary course of its trade or business, which is not property acquired on foreclosure.

The Company is subject to a nondeductible federal excise tax equal to 4% of the amount, if any, by which 85% of its ordinary income plus 95% of its capital gain net income (plus distribution deficiencies from prior years) exceeds distributions actually paid or treated as paid to stockholders during the taxable year, plus current year income upon which the Company pays tax and any overdistribution from prior years. Due to the growth of the Company's income, primarily as a result of large capital gains from the exercise of purchase options under leases, the Company did not satisfy this requirement in 1996, 1995 and 1994 and incurred an excise tax of approximately $317,000, $326,000 and $575,000 respectively, in those years. There is a cumulative underdistribution of $15,930,000 that will carry over to 1997 and later years until reduced by distributions in a subsequent year that exceed the percentage of that year's income that is required to be distributed currently.

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

SUBSIDIARIES AND AFFILIATES

On November 1, 1993 and July 9, 1996, the Company formed two wholly-owned subsidiaries, HCRI Pennsylvania Properties, Inc. and HCRI Overlook Green, Inc., respectively. These Pennsylvania corporations were created to own real estate in the State of Pennsylvania.

On December 27, 1996 and December 30, 1996, the Company formed a wholly-owned subsidiary, HCRI Texas Properties, Inc., a Delaware corporation, and HCRI Texas Properties, Ltd., a Texas limited partnership, respectively. Both entities were created in connection with real estate investments in the State of Texas.

ITEM 2.     PROPERTIES

The Company's headquarters are currently located at One SeaGate, Suite 1500, Toledo, Ohio 43604. The following table sets forth certain information regarding the facilities that comprise the Company's investments as of December 31, 1996.

                                     Number       Number
                                       of        of Beds/     Total       Annualized
            Facility Location      Facilities     Units    Investment(1)  Income(2)
            -----------------      ----------    --------  -------------  ----------
NURSING FACILITIES:

   Arizona ................             3           351    16,913,172     1,938,824
   California .............             1           122     3,888,000       438,178
   Colorado ...............             1           180     5,406,917       570,970
   Connecticut ............             8         1,208    40,016,697     4,546,446
   Florida ................             3           420     9,350,979     1,077,344
   Georgia ................             1           170     4,709,514       506,744
   Idaho ..................             3           404    18,889,864     2,035,777
   Indiana ................             1            50     1,183,919       172,734
   Kentucky ...............             1            92     4,609,386       491,500
   Massachusetts ..........            10         1,479    62,436,891     6,585,578
   Michigan ...............             2           300     4,816,756       579,404
   Missouri ...............             3           320    11,241,547     1,255,022
   New York ...............             1           200     7,456,928       811,314
   Ohio ...................             7           762    28,412,360     3,260,149
   Oregon .................             1           121     5,833,229       593,239
   Pennsylvania ...........             2           287    13,126,237     1,482,105
   Texas ..................             7         1,120    20,724,155     2,225,828
   West Virginia ..........             1            65     1,324,018       236,734
                                     ----   -----------   -----------   -----------
    Total .................            56         7,651   260,340,569    28,807,890
ASSISTED LIVING FACILITIES:

   Alabama ................             1            71     3,217,265       333,952
   Florida ................             9           590    31,255,609     3,306,701
   New Jersey .............             1           264    22,760,823     2,335,107
   New Mexico .............             2           159     8,087,500       882,699
   New York ...............             5           606    42,285,000     4,477,574
   North Carolina .........             5           256    13,063,901     1,472,907
   Oklahoma ...............            16           532    24,313,141     2,511,030
   Pennsylvania ...........             4           451    27,450,862     3,040,316
   Texas ..................            16           978    54,629,954     5,831,494
   Virginia ...............             4           245     9,558,847     1,140,658
                                     ----   -----------   -----------   -----------
    Total .................            63         4,152   236,622,902    25,332,438
RETIREMENT CENTERS:

   Arizona ................             1           164     2,420,582       302,573
   California .............             1            92     2,420,582       302,573
   Illinois ...............             2           320    13,034,770       527,963
   Indiana ................             1            61     1,926,948       205,027
   Missouri ...............             1           195     5,158,000       644,750
   New Mexico .............             1           150     8,396,735       361,178
   North Carolina .........             1           126    13,000,000     1,368,770
   Ohio ...................             2           200     3,250,000        68,100
   Texas ..................             1            58     4,536,000       471,290
                                     ----   -----------   -----------   -----------
    Total .................            11         1,366    54,143,617     4,252,224
SPECIALTY CARE FACILITIES:

   Arkansas ...............             1           117    27,000,000     2,948,400
   California .............             1           162    10,875,833     1,280,086
   Minnesota ..............             1           N/A       677,480        84,685
   Texas ..................             1            70    13,750,000     1,431,375
   Washington D.C .........             1           110    17,245,787     1,997,062
                                     ----   -----------   -----------   -----------
    Total .................             5           459    69,549,100     7,741,608
BEHAVIORAL CARE FACILITIES:

   Florida ................             2           294     6,727,804           N/A
                                     ----   -----------   -----------   -----------
    TOTAL ALL FACILITIES: .           137        13,922   627,383,992    66,134,160
                                     ====   ===========   ===========   ===========

--------------------------
(1) Reflects gross investment less specified allowance for losses, except for facilities under construction, for which the Company's total investment commitment is reflected.

(2) Reflects contract rate of annual base rent or interest received or to be received upon completion of construction.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The following table sets forth, for the periods indicated, the high and low prices of the Company's Common Stock on the New York Stock Exchange, as reported on the Composite Tape and dividends paid per share. There were 5,446 shareholders of record as of December 31, 1996.

                                                                         SALES PRICE
                                                                      --------------------                 DIVIDENDS
                                                                      HIGH             LOW                   PAID
1996                                                                  ----             ---                   ----
  First Quarter...........................................         $ 22.625          $ 17.875               $ 0.52
  Second Quarter..........................................           23                20.50                  0.52
  Third Quarter ..........................................           23.25             20.875                 0.52
  Fourth Quarter..........................................           25.25             23                     0.52

1995
  First Quarter...........................................         $ 22.375          $ 19.875               $ 0.515
  Second Quarter..........................................           23.125            20.375                 0.52
  Third Quarter...........................................           21.50             15.50                  0.52
  Fourth Quarter..........................................           19.125            15.75                  0.52

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 1996 are derived from the audited consolidated financial statements of the Company.

                                                Year Ended December 31,
                                       ----------------------------------------------
                                           (In thousands, except per share data)

                                        1996      1995      1994      1993      1992
                                        ----      ----      ----      ----      ----
OPERATING DATA

Revenues ..........................   $54,402   $44,596   $42,732   $36,018   $28,908
Expenses:
  Interest expense ................    14,635    12,752     9,684    10,817     8,160
  Provision for depreciation ......     2,427     1,580     1,385       790       382
  General and administrative
    and other expenses (1) ........     6,664    10,835     6,710     4,356     3,851
  Settlement of management
    contract (2) ..................      --       5,794      --        --        --
                                      -------   -------   -------   -------   -------
Total expenses ....................    23,726    30,961    17,779    15,963    12,393
                                      -------   -------   -------   -------   -------
Net income ........................   $30,676   $13,635   $24,953   $20,055   $16,515
                                      =======   =======   =======   =======   =======

OTHER DATA
Average number of shares
  outstanding .....................    14,093    11,710    11,519     9,339     8,629
Cash available for distribution (3)   $37,075   $27,938   $31,697   $22,780   $18,654

PER SHARE

Net income ........................   $  2.18   $  1.16   $  2.17   $  2.15   $  1.91
Cash distributions ................   $  2.08   $ 2.075   $  2.01   $  1.93   $  1.85


                                                             December 31,
                                       ------------------------------------------------
                                                            (In thousands)

                                        1996       1995       1994       1993      1992
                                        ----       ----       ----       ----      ----
BALANCE SHEET DATA

Real estate investments, net          $512,894   $351,924   $318,433   $276,858   $223,126
Total assets .....................     519,831    358,092    324,102    285,024    226,207
Total debt .......................     184,395    162,760    128,273     96,311    103,719
Total liabilities ................     194,295    170,494    134,922    100,892    107,259
Total shareholders' equity .......     325,536    187,598    189,180    184,132    118,948


(1) General and administrative and other expenses include loan expense, management fees through November 30, 1995, provision for losses, expenses related to disposition of investments and other operating expenses.

(2) On November 30, 1995, the Company's advisor merged into the Company. Consideration for this transaction totaled approximately $5,048,000 which was solely comprised of 282,407 Shares. In addition, the Company acquired approximately $46,000 in net assets and incurred approximately $792,000 of related transaction expenses. The consideration, plus related transaction expenses, were accounted for as a settlement of a management contract.

(3) Cash available for distribution is defined as net cash provided from operating activities, but does not consider the effects of changes in operating assets and liabilities such as other receivables and accrued expenses. The Company uses cash available for distribution in evaluating investments and the Company's operating performance. Cash available for distribution does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company's net real estate investments totaled approximately $512,894,000, which included 56 nursing facilities, 63 assisted living facilities, 11 retirement centers, five specialty care facilities and two behavioral care facilities. The Company funds its investments through a combination of long-term and short-term financing, utilizing both debt and equity.

During 1996, the Company provided permanent mortgage financings of $69,970,000, invested $31,900,000 in operating leases and made construction advances of $93,993,000. During 1996, the Company received principal payments on real estate mortgages of $3,080,000, net repayments on working capital loans of $2,053,000 and proceeds of $52,047,000 from the prepayment of mortgage loans.

Also during 1996, 16 of the above-mentioned construction loans completed the construction phase of the Company's investment process and were converted to investments in operating leases, with an aggregate investment of $26,418,000, and 4 construction loans converted to permanent mortgage loans with an aggregate investment balance of $24,298,000.

As of December 31, 1996, the Company had shareholders' equity of $325,536,000 and a total outstanding debt balance of approximately $184,395,000, which represents a debt to equity ratio of 0.57 to 1.0.

In April 1996, the Company issued Senior Notes in the aggregate principal amount of $30,000,000 which mature in 2001 and 2003, and have a weighted average interest rate of 7.18%. The notes are secured by approximately $40,000,000 of assets.

In May 1996, the Company issued 2,322,200 shares of Common Stock, $1.00 par value per share, at the price of $22.00 per share, which generated net proceeds of $48,103,000 to the Company.

In September 1996, the Company issued 1,587,800 shares of Common Stock, $1.00 par value per share, at the price of $22.00 per share, which generated net proceeds to the Company of $34,111,000.

In December 1996, the Company issued 2,200,000 shares of Common Stock, $1.00 par value per share, at the price of $23.875 per share, which generated net proceeds to the Company of $49,898,000.

As of December 31, 1996, the Company had a secured revolving line of credit expiring March 31, 1997 in the amount of $150,000,000 bearing interest at the lender's prime rate or LIBOR plus 1.50%. In addition, the Company had unsecured revolving lines of credit in the amounts of $25,000,000 and $10,000,000 bearing interest at the lenders' prime rate expiring May 31, 1997 and April 30, 1997, respectively. At December 31, 1996, under the Company's line of credit arrangements, available funding totaled $92,875,000.

As of February 4, 1997, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $300,000,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

As of December 31, 1996, the Company had approximately $236,277,000 in unfunded commitments. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, finance future investments, and meet debt service and dividend requirements.

RESULTS OF OPERATIONS DECEMBER 31, 1996 VS. DECEMBER 31, 1995

Revenues for the year ended December 31, 1996, were $54,402,000 compared to $44,596,000 for the year ended December 31, 1995, an increase of $9,806,000 or 22%. Revenue growth resulted primarily from increased interest income of $5,457,000, operating lease income of $3,496,000 and loan and commitment fees of $941,000 resulting primarily from additional real estate investments made during the past twelve to fifteen months.

Expenses for the year ended December 31, 1996, totaled $23,726,000, a decrease of $7,235,000 from expenses of $30,961,000 for the year ended December 31, 1995. Expenses for the year ended December 31, 1995, were negatively influenced by nonrecurring charges, primarily related to a $4,800,000 provision for losses and a $5,794,000 charge for the settlement of the management contract, an expense associated with the merger of the Company's advisor into the Company.

The provision for depreciation for the year ended December 31, 1996, totaled $2,427,000, an increase of $848,000 over the year ended 1995 as a result of additional operating lease investments.

Interest expense for the year ended December 31, 1996, was $14,635,000 compared to $12,752,000 for the year ended December 31, 1995. The increase in interest expense during 1996 was primarily due to the issuance of $30,000,000 Senior Notes in April 1996 and higher average borrowings under the Company's line of credit arrangements, which were offset by lower interest rates.

General and administrative expense for the year ended December 31, 1996 totaled $4,448,000 as compared to $5,284,000 for the year ended December 31, 1995. The expenses for the year ended December 31, 1996 were 8.18% of revenues as compared to 11.85% for the year ended December 31, 1995.

It is the Company's intention to systematically eliminate its investments in behavioral care facilities. As a result, at September 30, 1996, the Company declared a disposition of investment associated with its behavioral care portfolio. As a result, any gains realized through the repayment or sale of investments associated with the Company's behavioral care facilities will be added to the Company's general allowance for losses and applied against any losses incurred through the repayment or sale of behavioral care related investments. During the year ended December 31, 1996, the Company recorded an $808,000 disposition of investment expense as an offset to an $808,000 prepayment fee received from the repayment of two behavioral care related mortgage loans. Additionally, the Company's general allowance for losses was reduced by $481,000, resulting from the repayment of these loans.

As a result of the various factors mentioned above, net income for the year ended December 31, 1996, was $30,676,000 as compared to $13,635,000 for the year ended December 31, 1995. Net income per share for the year ended December 31, 1996, was $2.18 versus $1.16 for the year ended December 31, 1995. The per share increase resulted from an increase in net income offset by an increase in average shares outstanding during 1996.

RESULTS OF OPERATIONS DECEMBER 31, 1995 VS. DECEMBER 31, 1994

Revenues for the year ended December 31, 1995, were $44,596,000 compared to $42,732,000 for the year ended December 31, 1994, an increase of $1,864,000 or 4.4%. Revenue growth resulted primarily from increased interest income of $6,731,000 and increased operating lease income of $872,000 resulting primarily from additional real estate investments made during the previous twelve months. The growth in interest income and rental income was offset by a high incidence of prepayment fees and gains on the exercise of purchase options earned during 1994, which totaled $6,982,000 as compared to $4,082,000 for 1995.

Expenses for the year ended December 31, 1995, totaled $30,961,000, an increase of $13,182,000 from expenses of $17,779,000 for the year ended December 31, 1994. Expenses for the year ended December 31, 1995, were negatively influenced by nonrecurring charges, primarily related to a $4,800,000 provision for losses and a $5,794,000 charge for the settlement of the management contract, an expense associated with the merger of the Company's advisor into the Company.

The provision for depreciation for the year ended December 31, 1995, totaled $1,580,000, an increase of $194,000 over the year ended December 31, 1994 as a result of additional operating lease investments.

Interest expense for the year ended December 31, 1995, was $12,752,000 compared to $9,684,000 for the year ended December 31, 1994. The increase in interest expense during 1995 was primarily due to higher average borrowings under the Company's line of credit arrangements, and higher costs of borrowing.

General and administrative expense for the year ended December 31, 1995 totaled $5,284,000 as compared to $5,072,000 for the year ended December 31, 1994. The expenses for the year ended December 31, 1995 were 11.85% of revenues as compared to 11.87% for the year ended December 31, 1994.

As a result of the various factors mentioned above, net income for the year ended December 31, 1995, was $13,635,000 as compared to $24,953,000 for the year ended December 31, 1994. Net income per share for the year ended December 31, 1995, was $1.16 versus $2.17 for the year ended December 31, 1994. The per share decrease resulted from a decrease in net income.

IMPACT OF INFLATION

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Directors
Health Care REIT, Inc.

We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                             ERNST & YOUNG LLP

January 31, 1997
Toledo, Ohio


                             HEALTH CARE REIT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31
                                                    ----------------------------
                                                      1996               1995
ASSETS
Real estate investments:
  Loans receivable ..............................   $358,182,032   $291,998,722
  Operating-lease properties ....................    153,622,844     58,628,509
  Direct financing leases .......................     10,876,071     11,246,492
                                                    ------------   ------------
                                                     522,680,947    361,873,723

  Less allowance for losses .....................      9,786,940      9,950,000
                                                    ------------   ------------
Net real estate investments .....................    512,894,007    351,923,723

Other Assets:

  Deferred loan expenses ........................      1,431,537      1,747,537
  Cash and cash equivalents .....................        581,390        860,350
  Investment securities available for sale ......        768,451        845,297
  Receivables and other assets ..................      4,155,812      2,715,146
                                                     ------------   ------------
                                                       6,937,190      6,168,330
                                                     ------------   ------------
Total assets ....................................   $519,831,197   $358,092,053
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

  Borrowings under line of credit arrangements ..   $ 92,125,000   $106,700,000
  Senior notes ..................................     82,000,000     52,000,000
  Other long-term obligations ...................     10,270,011      4,059,639
  Accrued expenses and other liabilities ........      9,900,045      7,734,618
                                                    ------------   ------------
Total liabilities ...............................    194,295,056    170,494,257

Shareholders' equity:
   Preferred Stock, $1.00 par value:
      Authorized - 10,000,000 shares
      Issued and outstanding - None
   Common Stock, $1.00 par value:
      Authorized - 40,000,000 shares
      Issued and outstanding - 18,320,291
     shares in 1996 and 12,034,196
     shares in 1995 ..............................    18,320,291     12,034,196
   Capital in excess of par value ................   298,280,949    168,800,194
   Undistributed net income ......................     8,166,450      5,918,109
   Unrealized gains on investment
     securities available for sale ..............        768,451        845,297
                                                    ------------   ------------
Total shareholders' equity ......................    325,536,141    187,597,796

                                                    ------------   ------------
Total liabilities and shareholders' equity .......  $519,831,197   $358,092,053
                                                    ============   ============


See accompanying notes


                             HEALTH CARE REIT, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                YEAR ENDED DECEMBER 31

                                            1996          1995          1994
                                            -----         ----          ----
Revenues:
  Interest on loans receivable .......   $36,734,438   $30,836,649    24,545,933
  Prepayment fees ....................     3,058,556     4,081,923     1,492,538
  Direct financing leases:
    Lease income .....................     1,464,091     1,528,655     4,353,192
    Gain on exercise of options ......       421,167                   5,389,399
  Operating leases:
    Rents ............................     9,847,853     6,351,822     5,480,232
    Gain on exercise of options ......       155,270                     100,029
  Loan and commitment fees ...........     2,607,292     1,666,286     1,184,024
  Interest and other income ..........       113,148       130,592       186,684
                                         -----------   -----------   -----------
                                          54,401,815    44,595,927    42,732,031
Expenses:
  Interest:
    Line of credit arrangements ......     8,243,975     7,472,418     3,537,555
    Senior notes and other long-
    term obligations .................     6,390,810     5,279,232     6,146,589
  Loan expense .......................       808,182       752,115       637,625
  Management fees ....................                   2,385,535     3,086,988
  Provision for depreciation .........     2,427,252     1,579,544     1,385,077
  Provision for losses ...............       600,000     4,800,000     1,000,000
  Disposition of investment ..........       807,791
  Settlement of management contract ..                   5,793,534
  Other operating expenses ...........     4,448,243     2,898,576     1,985,279
                                         -----------   -----------   -----------
                                          23,726,253    30,960,954    17,779,113
                                         -----------   -----------   -----------
Net income ...........................   $30,675,562   $13,634,973   $24,952,918
                                         ===========   ===========   ===========
Net income per share .................   $      2.18   $      1.16   $      2.17
Average number of shares outstanding .    14,093,028    11,709,642    11,519,123



See accompanying notes




                                              HEALTH CARE REIT, INC.

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     Capital in
                                      Common         Excess of      Undistributed    Unrealized
                                       Stock         Par Value        Net Income        Gains           Total
                                   -----------     -------------    -------------    -----------     ------------
Balances at January 1, 1994       $  11,446,249    $ 158,013,957    $  14,671,622     $              $ 184,131,828
Net income                                                             24,952,918                       24,952,918
Proceeds from issuance of
  shares under the dividend
  reinvestment and stock
  option plans                          148,866        3,072,801                                        3,221,667
Cash dividends paid--$2.01
  per share                                                           (23,126,638)                    (23,126,638)
                                  -------------    -------------    -------------   -------------   -------------
Balances at December 31, 1994        11,595,115      161,086,758       16,497,902                     189,179,775
Net income                                                             13,634,973                      13,634,973
Proceeds from issuance of
  shares under the dividend
  reinvestment and stock
  option plans                          156,674        2,947,818                                        3,104,492
Issuance of shares related
  to settlement of
  management contract                   282,407        4,765,618                          845,297       5,048,025
Unrealized gains on investment
  securities available for sale                                                                           845,297
Cash dividends paid--$2.075
  per share                                                           (24,214,766)                    (24,214,766)
                                  -------------    -------------    -------------   -------------   -------------
Balances at December 31, 1995        12,034,196      168,800,194        5,918,109         845,297     187,597,796
Net income                                                             30,675,562                      30,675,562
Proceeds from issuance of
  shares under the dividend
  reinvestment and stock
  option plan                           176,095        3,479,211                                        3,655,306
Proceeds from sale of shares,
  net of expenses of
  $6,433,456                          6,110,000      126,001,544                                      132,111,544
Change in unrealized gains
  on investment securities
  available for sale                                                                      (76,846)        (76,846)
Cash dividends paid -
  $2.08 per share                                                     (28,427,221)                    (28,427,221)
                                  -------------    -------------    -------------   -------------   -------------
Balances at December 31, 1996     $  18,320,291    $ 298,280,949    $   8,166,450   $     768,451   $ 325,536,141
                                  =============    =============    =============   =============   =============



See accompanying notes

                             HEALTH CARE REIT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31
                                                      1996            1995               1994
                                                     ------          ------             -----
OPERATING ACTIVITIES
   Net income                                    $  30,675,562    $  13,634,973    $  24,952,918
   Adjustments to reconcile net income to
     net cash provided from operating
     activities:
     Amortization of loan and
      organization expenses                            810,339          749,270          639,781
     Provision for losses                              600,000        4,800,000        1,000,000
     Disposition of investment                         807,791
     Provision for depreciation                      2,461,013        1,579,544        1,385,077
     Settlement of management contract                                5,001,624
     Loan and commitment fees earned
       less than cash received                       1,764,417        1,466,865          693,213
     Direct financing lease income less
       than cash received                               90,422          181,229          905,860
     Interest income (more than) less
       than cash received                             (134,433)         524,907        2,120,035
     (Increase) decrease in accrued
       expenses and other liabilities                  401,010         (381,671)         856,127
     Increase in receivables and
       other assets                                 (1,256,386)        (403,955)        (575,571)
                                                 -------------    -------------    -------------
Net cash provided from operating activities         36,219,735       27,152,786       31,977,440
INVESTING ACTIVITIES
  Investment in loans receivable                  (168,845,040)    (107,296,680)    (118,204,990)
  Investment in operating-lease properties         (66,082,923)      (2,976,000)     (14,053,050)
  Investment in direct financing leases                                               (1,300,000)
  Principal collected on loans                      60,658,661       69,696,762       48,760,717
  Proceeds from exercise of purchase options         9,507,988                        38,330,065
  Other                                               (220,198)          (3,150)
                                                  ------------    -------------    -------------
Net cash used in investing activities             (164,981,512)     (40,579,068)     (46,467,258)
FINANCING ACTIVITIES
  Net (decrease) increase under line of
    credit arrangements                            (14,575,000)      35,800,000       35,900,000
  Borrowings under senior notes                     30,000,000
  Assumption of mortgage loan payable                6,539,434
  Principal payments on other long-term
    obligations                                       (329,062)      (1,313,151)      (3,938,325)
  Net proceeds from the issuance of shares         135,766,850        3,104,492        3,221,667
  Increase in deferred loan expense                   (492,184)         (25,392)      (1,527,751)
  Cash distributions to shareholders               (28,427,221)     (24,214,766)     (23,126,638)
                                                 -------------    -------------    -------------
Net cash provided from financing activities        128,482,817       13,351,183       10,528,953
                                                 -------------    -------------    -------------
Decrease in cash and cash equivalents                 (278,960)         (75,099)      (3,960,865)
Cash and cash equivalents at beginning of year         860,350          935,449        4,896,314
                                                 -------------    -------------    -------------
Cash and cash equivalents at end of year         $     581,390    $     860,350    $     935,449
                                                 =============    =============    =============


See accompanying notes

                             HEALTH CARE REIT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

1.  ACCOUNTING POLICIES AND RELATED MATTERS

INDUSTRY

The Company is a self-administered real estate investment trust that invests primarily in long-term care facilities, which include nursing homes, assisted living facilities, and retirement centers. The Company also invests in specialty care facilities.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LOANS RECEIVABLE

Loans receivable consist of construction-period loans maturing in two years or less, working capital loans to related parties, and long-term mortgage loans. Interest income on loans is recognized as earned based upon the principal amount outstanding. The loans are generally collateralized by a first or second mortgage on or assignment of partnership interest in the related facilities which consist of nursing homes, assisted living facilities, retirement centers, behavioral care facilities and specialty care hospitals.

OPERATING-LEASE PROPERTIES

Certain properties owned by the Company are leased under operating leases. These properties are recorded at the lower of cost or net realizable value. Depreciation is provided for at rates which are expected to amortize the cost of the assets over their estimated useful lives using the straight-line method. The leases provide for payment of all taxes, insurance and maintenance by the lessees. Operating lease income includes the rent payments, which are recognized on a straight-line basis over the minimum lease period.

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

                             HEALTH CARE REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

CAPITALIZATION OF CONSTRUCTION PERIOD INTEREST

The Company capitalizes interest costs associated with funds used to finance the construction of facilities. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing.

ALLOWANCE FOR LOSSES

The allowance for losses is maintained at a level believed adequate to absorb potential losses in the Company's real estate investments. The determination of the allowance is based on a quarterly evaluation of these earning assets (in the case of direct financing leases, estimated residual values), including general economic conditions, estimated collectibility of loan and lease payments, reappraisals (where appropriate), and the recoverability of the carrying amount of these investments in relationship to their net realizable value.

DEFERRED LOAN EXPENSES

Deferred loan expenses are costs incurred in acquiring financing for properties. The Company amortizes these costs by the straight-line method over the term of the debt.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less.

INVESTMENT SECURITIES AVAILABLE FOR SALE

Management determines the appropriate classification of a security at the time of acquisition and reevaluates such designation as of each balance sheet date. Investment securities available for sale are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. At December 31, 1996, available-for-sale securities are the common stock of a corporation, which were obtained by the Company at no cost.

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

                             HEALTH CARE REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

STOCK OPTIONS

The Company typically grants stock options for a fixed number of shares to employees with an exercise price equal to fair value of the shares at the date of the grant. The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its employee stock options, and, accordingly, recognizes no compensation expense for the stock option grants when the market price on the underlying stock on the date of grant equals the exercise price of the Company's employee stock option. The effect of applying Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, fair value method to the Company's stock based awards results in net income and earnings per share that are not materially different from amounts reported.

NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the year.

2.  LOANS RECEIVABLE

The following is a summary of loans receivable:
                                                                             December 31
                                                                       1996                 1995
                                                              ------------------------------------
Mortgage loans                                                  $290,515,494         $245,150,474
Mortgage loans to related parties                                  1,926,949           22,333,209
Construction loans                                                61,012,838           17,735,699
Working capital loans to related parties                           4,726,751            6,779,340
                                                                ------------         ------------
                                                       TOTALS   $358,182,032         $291,998,722
                                                                ============         ============

Loans to related parties (various entities whose ownership includes three Company directors and former officers) included above are at competitive rates, and are equal to or greater than the Company's net interest cost on borrowings to support such loans. The amount of interest income and loan and commitment fees from related parties amounted to $3,089,376, $3,378,347 and $3,810,340 for 1996, 1995 and 1994, respectively.


                             HEALTH CARE REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  LOANS RECEIVABLE (CONTINUED)

The following is a summary of mortgage loans at December 31, 1996:

     Final           Number                                                                Principal
    Payment            of                                                                  Amount at          Carrying
      Due             Loans                         Payment Terms                          Inception           Amount
     -----           -------                       ---------------                        -----------         -------
  In Default            2         Loans in default which are currently due and
                                  not accruing interest.                               $13,700,000          $12,727,804
     1997               1         Monthly payments of $7,531, including
                                  interest of 11.41%                                       250,000               55,556
     1998               1         Monthly payment of $53,772, including
                                  interest of 12.67%                                     5,200,000            5,158,000
     1999               1         Monthly payment of $15,584, including
                                  interest of 10.64%                                     1,850,000            1,926,949
     2001               2         Monthly payments from $39,500 to $51,217,
                                  including interest from 10.56% to 12.0%                6,303,509            6,084,397
     2002               1         Monthly payment of $24,663, including
                                  interest at 12.0%                                      2,055,000            2,029,694
     2003               1         Monthly payment of $45,828, including
                                  interest of 10.76%                                     4,761,192            4,709,514
     2006               1         Monthly payment of $53,554, including
                                  interest of 10.82%                                     5,537,450            5,530,166
     2007               9         Monthly payments from $5,447 to $42,708,
                                  including interest from 10.78% to 12.50%              21,398,117           17,700,225
     2008               9         Monthly payments from $18,054 to $276,963,
                                  including interest from 10.38% to 13.01%              56,950,000           56,237,236
     2009               5         Monthly payments from $24,933 to $62,377,
                                  including interest from 10.55% to 11.27%              24,645,610           24,625,201
     2010               7         Monthly payments from $36,316 to $129,000,
                                  including interest from 10.32% to 10.97%              52,772,500           52,729,322
     2012               1         Monthly payment of $40,078, including
                                  interest of 11.86%                                     3,843,000            3,838,786
     2014               1         Monthly payment of $43,809, including
                                  interest of 12.94%                                     3,900,000            3,885,423
     2015               7         Monthly payments from $22,479 to $113,940,
                                  including interest from 10.51% to 11.77%              46,597,063           46,245,611
     2016               9         Monthly payments from $12,798 to $71,333,
                                  including interest from 10.39% to 10.97%              44,699,000           44,699,000
     2017               1         Monthly payment of $37,839, including
                                  interest of 10.66%                                     4,259,559            4,259,559
                                                                                      ------------         ------------
                                                                              TOTALS  $298,722,000         $292,442,443
                                                                                      ============         ============

One loan (in default) has a prior lien of approximately $1,195,000; and six loans maturing in 2007 have prior liens aggregating $1,420,000.

                             HEALTH CARE REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  INVESTMENT IN LEASES

The following are the components of operating-lease properties:

                                                           December 31
                                                     1996                 1995
                                              ---------------------------------
Land                                           $  12,948,930    $   4,971,670
Buildings                                        125,687,310       54,251,570
Equipment                                         10,569,093        3,777,143
Accumulated depreciation                          (6,482,065)      (4,371,874)
                                               -------------    -------------
                                                 142,723,268       58,628,509
Construction in progress                          10,899,576
                                               -------------    -------------
                                               $ 153,622,844    $  58,628,509
                                               =============    =============

The following are the components of investments in direct financing leases:

                                                         December 31
                                                   1996                 1995
                                              -------------------------------
Total minimum lease payments receivable        $ 17,290,955     $ 18,833,646
Estimated unguaranteed residual values of
   leased properties                              5,778,943        6,063,649
Unearned income                                 (12,193,827)     (13,650,803)
                                               ------------     ------------
Investment in direct financing leases          $ 10,876,071     $ 11,246,492
                                               ============     ============


The leases contain an option to purchase the leased property. Total minimum lease payments are computed assuming that the option will not be exercised.

At December 31, 1996, future minimum lease payments receivable (assuming that the option will not be exercised) are as follows:

                        Direct Financing           Operating
                            Leases                  Leases
                        ----------------           ----------
1997                      $1,665,320              17,278,925
1998                       1,697,486              19,125,032
1999                       1,729,651              19,336,480
2000                       1,761,058              19,744,870
2001                       1,438,148              20,255,021
Thereafter                 8,999,292             100,752,859
                         -----------            ------------
TOTALS                   $17,290,955            $196,493,187
                         ===========            ============


During 1994, the Company restructured two direct financing leases, one into a $3,324,000 mortgage loan and the other into a $3,582,000 operating lease. During 1996, the Company restructured nineteen loans totalling $40,567,000 into operating leases. This noncash investing activity is appropriately not reflected in the accompanying statement of cash flows.

                             HEALTH CARE REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  CONCENTRATION OF RISK

As of December 31, 1996, long-term care facilities comprised 85% of the Company's real estate investments and were located in 25 states. The Company's investments with the three largest operators totaled approximately 30%. No single operator has a real estate investment balance which exceeds 12% of total real estate investments, including credit enhancements.

5.  ALLOWANCE FOR LOSSES

The following is a summary of the allowance for losses for 1996, 1995 and 1994.

Balances at January 1, 1994                            $4,150,000
Provision for losses                                    1,000,000
                                                       ----------
Balances at December 31, 1994                           5,150,000
Provision for losses                                    4,800,000
                                                       ----------
Balances at December 31, 1995                           9,950,000
Provision for losses                                      600,000
Disposition of investment                                 807,791
Charge-offs                                            (1,570,851)
                                                      -----------

Balances at December 31, 1996                          $9,786,940
                                                       ==========


The allowance consists of $6,000,000 relating to specifically identified loans and an unallocated amount for other potential losses in the portfolio. Interest income on impaired loans is recognized as payments are received. The Company recognized $323,000 of interest income on impaired loans in 1995.

6.  BORROWINGS UNDER LINE OF CREDIT ARRANGEMENTS AND RELATED ITEMS

The Company has a credit arrangement with a consortium of ten banks providing for a revolving line of credit (revolving credit) in the amount of $150,000,000 which expires on March 31, 1997. The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months on either the agent bank's base rate of interest or 1.5% over LIBOR interest rate (based at the Company's option). The effective interest rate at December 31, 1996 was 7.39%. In addition, the Company pays a commitment fee at an annual rate of .5% of the unused line and an annual agent's fee of $75,000. At December 31, 1996, the revolving line of credit was collateralized by 41 real estate investments in health care facilities. Principal is due upon expiration of the agreement, but the total amount outstanding may not exceed a specified percentage of the agreed-upon values of the collateral. The Company has two other lines of credit with two banks for a total of $35,000,000 which expire at various dates through May 31, 1997. Borrowings under these lines of credit are subject to interest at each bank's prime rate of interest (8.25% at December 31, 1996) and are due on demand.

                             HEALTH CARE REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 6. BORROWINGS UNDER LINE OF CREDIT ARRANGEMENTS AND RELATED ITEMS (CONTINUED)

The following information relates to aggregate borrowings under the line of credit arrangements:

                                                     YEAR ENDED DECEMBER 31
                                            1996            1995            1994
                                        --------------------------------------------
Balance outstanding at December 31      $ 92,125,000    $106,700,000    $ 70,900,000
Maximum amount outstanding at any
 month end                               142,600,000     119,100,000      70,900,000
Average amount outstanding (total
 of daily principal balances
 divided by days in year)                110,666,754      88,850,548      51,422,466
Weighted average interest rate
   (actual interest expense divided
   by average borrowings outstanding)           7.72%           8.41%           6.88%


The Company has a five-year interest rate swap agreement totalling $20,000,000, which expires in 1997, for the purpose of reducing the Company's interest rate risk on its borrowings under the revolving credit. The maximum rate of interest under the swap agreement is 8.77%. At December 31, 1996, the Company had elected to borrow $20,000,000 at six-month LIBOR. The differential to be paid or received is accrued as interest rates change and is recognized as an interest expense. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair value of the swap agreements are not recognized in the financial statements.

The Company may or may not elect to continue to match certain of its borrowings with interest rate swap agreements. Such decisions are principally based on the Company's policy to match its variable rate investments with comparable borrowings, but is also based on the general trend in interest rates at the applicable dates and the Company's perception of future volatility of interest rates. At December 31, 1996, the Company was at risk for rising interest rates because its variable interest rate debt exceeded its variable interest rate assets.

Interest paid amounted to $14,210,532, $13,083,783 and $9,256,551 for 1996, 1995
and 1994, respectively, which includes $298,562, $706,318 and $1,309,368, respectively, for the net cost of the swaps. The Company capitalized interest costs of $287,397 during 1996 related to construction of its facilities.

7.  SENIOR NOTES AND OTHER LONG-TERM OBLIGATIONS

The Company has $82,000,000 of Senior Notes with interest ranging from 6.96% to 8.24% and maturing at various dates to 2003. These notes are collateralized by 23 real estate investments in health care facilities.

                             HEALTH CARE REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  SENIOR NOTES AND OTHER LONG-TERM OBLIGATIONS (CONTINUED)

The following information relates to other long-term obligations:

                                                                   December 31
                                                                1996             1995
                                                       ----------------------------------
Notes payable related to industrial development
 bonds, collateralized by two health care
 facilities, interest rates from 11.25% to 15%,
 maturing at various dates to 2002                       $ 2,320,000          $2,545,000

Mortgage notes payable, collateralized by two
 health care facilities, interest rates from 7.625%
 to 12%, maturing at various dates to 2034                 7,950,011           1,514,639
                                                         -----------          ----------
                                         TOTALS          $10,270,011          $4,059,639
                                                         ===========          ==========


At December 31, 1996, the annual principal payments on these long-term obligations for the succeeding five years are 1997 - $695,134; 1998 - $23,366,282; 1999 - $239,677; 2000 - $15,273,977; and 2001 - $10,319,285.

8.  STOCK OPTION PLANS AND RETIREMENT ARRANGEMENTS

The Company's 1995 Stock Incentive Plan authorized up to 600,000 shares of Common Stock to be issued at the discretion of the Board of Directors. The 1995 Plan replaced the 1985 Incentive Stock Option Plan. The options granted under the 1985 Plan continue to vest through 2005 and expire ten years from the date of grant. Officers and key salaried employees of the Company are eligible to participate in the 1995 plan. Such options expire ten years from the date of grant and one-fifth of all options granted become exercisable each year.

The following summarizes the activity in the Plans for the years ended December 31:

                                                   1996                                    1995
                                                   ----                                    ----
                                                           Average                                  Average
                                       Shares           Exercise Price          Shares          Exercise Price
                                       ------           --------------          ------          --------------
Options at beginning of year           485,268              $19.95              183,140             $20.71
Options granted                        425,000               19.14              316,268              19.28
Options exercised                      (44,000)              17.66              (14,140)             14.81
Options terminated                    (117,000)              20.67
                                      ---------              -----              -------             ------
                                       749,268              $19.51              485,268             $19.95
                                       =======              ======              =======             ======
At end of year:
   Shares exercisable                  226,160              $21.45              243,198             $20.10


The Company has a 401(k) Profit Sharing Plan covering all eligible employees. Under the Plan, eligible employees may make contributions, and the Company may make a profit sharing contribution. Company contributions to this Plan totaled $90,000 and $6,000 in 1996 and 1995, respectively.

                             HEALTH CARE REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  DISTRIBUTIONS

In order to continue to qualify as a real estate investment trust for federal income tax purposes, 95% of taxable income (not including capital gains) must be distributed to shareholders. Real estate investment trusts which do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The Company's excise tax expense was $317,000, $326,000 and $575,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Undistributed net income for federal income tax purposes amounted to $15,930,000 at December 31, 1996. The principal reasons for the difference between undistributed net income for federal income tax purposes and financial statement purposes are the use of the operating method of accounting for leases for federal income tax purposes and the provision for losses for reporting purposes versus bad debt expense for tax purposes.

Cash distributions paid to shareholders, for federal income tax purposes, are as follows:

                                  YEAR ENDED DECEMBER 31
                              1996          1995         1994
                        ------------------------------------------
Per Share:
   Ordinary income           $2.03        $2.075        $ .72
   Capital gains               .05                       1.29
                             -----        ------        -----
                  TOTALS     $2.08        $2.075        $2.01
                             =====        ======        =====


10. COMMITMENTS AND CONTINGENCIES

At December 31, 1996, the Company has outstanding commitments to provide financing for facilities in the approximate amount of $236,277,000. The above commitments are generally on similar terms as existing financings of a like nature with rates of return to the Company based upon current market rates at the time of the commitment.

The Company has entered into several agreements to purchase health care facilities, or the loans with respect thereto, in the event that the present owners default upon their obligations. In consideration for these agreements, the Company receives and recognizes fees annually related to these agreements. Although the terms of these agreements vary, the purchase prices are equal to the amount of the outstanding obligations financing the facility. These agreements expire between the years 1997 and 2005. At December 31, 1996, obligations under these agreements for which the Company was contingently liable aggregated approximately $18,815,000, all of which were with related parties.

11. MANAGEMENT AGREEMENT

Through November 30, 1995, the Company had a management agreement with First Toledo Advisory Company (the Manager). Two of the Company's directors were officers and co-owners of the Manager. The Company accrued a fee to the Manager as defined in the Management Agreement. On November 30, 1995, the Manager merged with and into the Company pursuant to a Revised Merger Agreement (the "Merger"). Consideration for this transaction totaled approximately $5,048,000 which was solely comprised of 282,407 shares of the Company's common stock. In addition, the Company acquired approximately $46,000 in net assets and incurred approximately $792,000 of related transaction expenses. The Merger was a tax-free reorganization. The consideration, plus related transaction expenses, were accounted for as a settlement of a management contract.

                             HEALTH CARE REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. SHAREHOLDER RIGHTS PLAN

Under the terms of a Shareholder Rights Plan approved by the Board of Directors in July 1994, a Preferred Share Right (Right) is attached to and automatically trades with each outstanding share of Common Stock.

The Rights, which are redeemable, will become exercisable only in the event that any person or group becomes a holder of 15% or more of the Common Stock, or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Common Stock. Once the Rights become exercisable, they entitle all other shareholders to purchase one one-thousandth of a share of a new series of junior participating preferred stock for an exercise price of $48.00. The Rights will expire on August 5, 2004 unless exchanged earlier or redeemed earlier by the Company for $.01 per Right at any time before public disclosure that a 15% position has been acquired.

13. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Borrowings Under Line of Credit Arrangements--The carrying amount of the line of credit approximates fair value because the borrowings are interest rate adjustable.

Senior Notes and Industrial Development Bonds--The fair value of the senior notes payable and the industrial development bonds was estimated by discounting the future cash flow using the current borrowing rate available to the Company for similar debt.

Mortgage Loans Payable--Mortgage loans payable is a reasonable estimate of fair value because they are matched with loans receivable.

                             HEALTH CARE REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                       December 31, 1996              December 31, 1995
                                       -------------------           ------------------
                                   Carrying                       Carrying
                                    Amount       Fair Value        Amount      Fair Value
                                   --------      ----------       --------     -----------
Financial Assets:
   Mortgage loans                 $292,442,443   $300,136,000   $267,483,683   $276,648,000
   Working capital and
    construction loans              65,739,589     65,739,589     24,515,039     24,515,039
   Cash and cash equivalents           581,390        581,390        860,350        860,350
   Investment securities
     available-for-sale                768,451        768,451        845,297        845,297
Financial Liabilities:
   Borrowings under line of
     credit arrangements            92,125,000     92,125,000    106,700,000    106,700,000
   Senior notes                     82,000,000     82,301,000     52,000,000     54,203,000
   Industrial development bonds      2,320,000      2,650,000      2,545,000      3,054,000
   Mortgage loans payable            7,950,011      7,950,011      1,514,639      1,514,639


14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations of the Company for the years ended December 31, 1996 and 1995:

                                       Year Ended December 31, 1996
                           1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                         ---------------------------------------------------------
Revenues                   $10,890,381   $14,625,578   $14,068,308   $14,817,548
Net Income                   5,677,108     8,568,871     7,383,279     9,046,304
Net Income Per Share               .47           .66           .50           .55


                                        Year Ended December 31, 1995

                           1st Quarter  2nd Quarter    3rd Quarter   4th Quarter
                           -----------------------------------------------------
Revenues                   $ 9,624,993   $ 9,677,526   $13,315,515   $11,977,893
Net Income                   4,864,965     4,637,190     3,346,835       785,983
Net Income Per Share               .42           .40           .28           .06



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information under the heading "Election of Directors" and "Executive Officers of the Company" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 22, 1997.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the heading "Remuneration" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 22, 1997.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 22, 1997.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 22, 1997.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1. The following Consolidated Financial Statements of the Company are included in Part II, Item 8:
       Report of Independent Auditors.......................................................................17
       Consolidated Balance Sheets - December 31, 1996 and 1995.............................................18
       Consolidated Statements of Income - Years ended December 31, 1996,
           1995 and 1994....................................................................................19
       Consolidated Statements of Shareholders' Equity - Years ended
           December 31, 1996, 1995 and 1994.................................................................20
      Consolidated Statements of Cash Flows - Years ended
           December 31, 1996, 1995 and 1994.................................................................21
      Notes to Consolidated Financial Statements - December 31, 1996........................................22

    2.      The following Financial Statement Schedules are included in Item
            14 (d):

            III -  Real Estate and Accumulated Depreciation
            IV  -  Mortgage Loans on Real Estate

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    3.      Exhibit Index:

            3(i)        Second Restated Certificate of Incorporation.

            3(ii)       By-Laws, as amended.

            4 The Registrant, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument which defines the rights of holders of long-term debt of Registrant and which authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant.

            10(ii)(A)   Rights Agreement.

            10(ii)(B)   Note Purchase Agreement between Health Care REIT, Inc.
                        and each of the Purchasers a Party thereto, dated as of April 8, 1993.

            10(ii)(C)   Amended and Restated Credit Agreement dated as of
                        September 8, 1994 among Health Care REIT, Inc., certain banks, and National City Bank, as Agent.

            10(ii)(D)   Note Purchase Agreement between Health Care REIT, Inc.
                        and each of the Purchasers a Party thereto, dated as of April 15, 1995.

            10(iii)(A)  The 1985 Incentive Stock Option Plan of Health Care
                        REIT, Inc. as amended.

            10(iii)(B)  The Health Care REIT, Inc. 1995 Stock Incentive Plan

            21          Subsidiaries of the Registrant.

            23          Consent of Independent Auditors.

            24          Powers of Attorney.

            27          Financial Data Schedule (Edgar version only).

(b) Reports on Form 8-K filed in the fourth quarter of 1996:

    Form 8-K filed with the Securities and Exchange Commission on December 12, 1996.

(c) Exhibits:

    The exhibits listed in Item 14(a)(3) above are filed with this Form 10-K.

(d) Financial Statement Schedules:

    Financial statement schedules are included in pages 36 through 40.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEALTH CARE REIT, INC.
                                               (Registrant)

                                         By:      GEORGE L. CHAPMAN
                                           ---------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February ___, 1997 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Ballard, Jr.*              /s/ Richard A. Unverferth*
-------------------------------------    ----------------------------------
    William C. Ballard, Jr., Director         Richard A. Unverferth, Director

/s/ Pier C. Borra*
------------------------------------     ----------------------------------
    Pier C. Borra, Director                  Frederic D. Wolfe, Director

/s/ Bruce Douglas*                       /s/ George L. Chapman
------------------------------------     ----------------------------------
    Bruce Douglas, Director                  George L. Chapman, Chairman,
                                             Chief Executive Officer, President
                                             and Director (Principal Executive
                                             Officer)

/s/ Richard C. Glowacki*                 /s/ Edward F. Lange, Jr.*
------------------------------------     ----------------------------------
    Richard C. Glowacki, Director            Edward F. Lange, Jr., Chief
                                             Financial Officer (Principal
                                             Financial Officer)

/s/ Sharon M. Oster*                     /s/ Michael A. Crabtree*
------------------------------------     ----------------------------------
    Sharon M. Oster, Director                Michael A. Crabtree, Controller
                                             (Principal Accounting Officer)

/s/ Bruce G. Thompson*                  *By:  /s/ George L. Chapman
------------------------------------     ----------------------------------
    Bruce G. Thompson, Director                   George L. Chapman,
                                                  Attorney-in-Fact




                             HEALTH CARE REIT, INC.
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996

                                                       Initial Cost                     Gross Amount at Which
                                                        to Company                 Carried at Close of Period
                                                                                   --------------------------
                                                           Cost
                                                       Capitalized
                                         Buildings &   Subsequent to               Buildings &    Accumulated      Year   Year
         Description     Encumbrances   Improvements   Acquisition       Land     Improvements    Depreciation  Acquired Built
         -----------     ------------   ------------   -------------      ----    ------------    ------------  -------- -----
ASSISTED LIVING FACILITIES:
--------------------------
Bradenton, FL                           $ 3,298,000                  $   252,000   $ 3,298,000   $    91,928      1996   1995
Sarasota, FL                              3,174,800                      475,200     3,174,800        88,473      1996   1995
Newton, NC                                  819,240       180,000         20,760       999,240        66,769      1993   1985
Statesville, NC                           1,331,265       292,500         33,735     1,623,765       108,500      1993   1990
Yadkinville, NC                           1,262,995       277,500         32,005     1,540,495       102,936      1993   1983
Cranford, NJ                             11,703,000                    3,297,000    11,703,000        13,634      1996   1993
Bartlesville, OK                          1,380,000                      100,000     1,380,000        34,781      1994   1995
Chickasha, OK                             1,395,000                       85,000     1,395,000        28,422      1995   1996
Duncan, OK                                1,347,000                      103,000     1,347,000        17,877      1995   1996
Edmond, OK                                1,564,000                      175,000     1,564,000        20,363      1995   1996
Enid, OK                                  1,390,000                       90,000     1,390,000        35,000      1995   1996
Lawton, OK                                1,456,000                      144,000     1,456,000        19,126      1995   1996
Midwest City, OK                          1,385,000                       95,000     1,385,000        34,891      1996   1996
Muskogee, OK                              1,432,500                      150,000     1,432,500         5,143      1996   1996
Norman, OK                                1,484,000                       55,000     1,484,000        23,367      1995   1996
N. Oklahoma City, OK                      1,508,000                       87,000     1,508,000         1,793      1995   1996
Oklahoma City, OK                         1,350,000                      130,000     1,350,000        27,253      1995   1996
Ponca City, OK                            1,536,000                      114,000     1,536,000        54,874      1995   1995
Shawnee, OK                               1,400,000                       80,000     1,400,000        34,964      1995   1996
Stillwater, OK                            1,400,000                       80,000     1,400,000        35,219      1995   1996
Pittsburgh, PA           $ 6,529,558     10,157,760                      423,240    10,157,760        99,050      1996   1989
Pittsburgh, PA                            6,736,040                      429,960     6,736,040       126,151      1996   1989
Claremore, TX                             1,427,500                      155,000     1,427,500         5,127      1996   1996
Ft. Worth, TX                             3,790,000                      210,000     3,790,000        73,726      1992   1984
Houston, TX                               3,138,640                      261,360     3,138,640        46,136      1994   1995
Owasso, TX                                1,380,000                      215,000     1,380,000         1,660      1996   1996
Palestine, TX                             1,409,500                      173,000     1,409,500         5,071      1996   1996
Texarkana, TX                             1,403,000                      192,000     1,403,000         1,683      1996   1996
Waxahachie, TX                            1,428,500                      154,000     1,428,500         5,130      1996   1996
Chesapeake, VA                              889,714       120,960         81,327     1,010,674        94,742      1993   1988
Poquoson, VA                              1,313,386       178,560        120,053     1,491,946       139,857      1993   1987
Williamsburg, VA                          2,033,630       276,480        185,890     2,310,110       216,553      1993   1987
                                        -----------   -----------    -----------   -----------    -----------
Total Assisted Living Facilities:       $76,724,470   $ 1,326,000    $ 8,199,530   $78,050,470    $1,660,199




SCHEDULE III - Continued

                                                       Initial Cost                     Gross Amount at Which
                                                        to Company                 Carried at Close of Period
                                                                                   --------------------------
                                                           Cost
                                                       Capitalized
                                         Buildings &   Subsequent to                 Buildings &    Accumulated      Year   Year
         Description     Encumbrances   Improvements   Acquisition       Land        Improvements   Depreciation  Acquired Built
         -----------     ------------   ------------   -------------      ----       ------------   ------------  -------- -----

SKILLED NURSING FACILITIES:

Camp Verde, AZ                            3,148,543                   $   275,000    $  3,148,543    $1,040,538     1990    1985
Southington, CT                           9,563,000                       937,000       9,563,000       911,789     1993    1975
Owensboro, KY                             4,870,000                       130,000       4,870,000       390,615     1993    1967
Fall River, MA                            5,080,000                       620,000       5,080,000        20,234     1996    1973
Falmouth, MA                              3,022,000                       670,000       3,022,000         4,207     1996    1966
South Boston, MA                          1,463,000                       385,000       1,463,000         2,478     1995    1961
Webster, MA                               8,790,000                       570,000       8,790,000        11,514     1995    1982
Kent, OH                                  3,366,890                       214,900       3,366,890       290,213     1989    1983
Easton, PA                                6,315,000                       285,000       6,315,000       850,817     1993    1959
San Antonio, TX                            12,587,500                     662,500      12,587,500     1,299,460     1993    1978
                                          -----------    -----------    ---------     -----------    ----------
Total Skilled Nursing Facilities          $58,205,933                   $4,749,400    $58,205,933    $4,821,865

Construction in Progress                                                 2,710,000      8,189,576
                                          ------------    ------------- -----------  ------------    ----------
Total Investment in Properties            $134,930,403       $1,326,000 $15,658,930  $144,445,979    $6,482,065
                                          ============    ============= ===========  ============    ==========




Reconciliation of Real Estate:
Carrying cost:                                                  Accumulated depreciation:
Balance at beginning period:                    $63,000,383     Balance at beginning of period:                 $4,371,874
Additions during period:                                        Additions during period:
  Acquisitions                   $50,398,346                      Depreciation expense        $2,427,253
  Improvements, etc.              15,684,577
  Other (1)                       40,846,653    106,929,576                                                      2,427,253
                                  ----------   ------------                                                      ---------
                                                169,929,959                                                      6,799,127
Deductions during period:                                       Deductions during period:
   Gross carrying cost of                                          Accumulated depreciation
   real estate sold                              (9,825,050)         on real estate sold                          (317,062)
                                               ------------                                                     ----------
Balance at end of period                       $160,104,909     Balance at end of period                        $6,482,065
                                               ============                                                     ==========


(1) Includes $40,566,653 of mortgage loans and $280,000 of Direct Financing
Leases that were converted to operating lease properties during 1996.


                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                             HEALTH CARE REIT, INC.

                                DECEMBER 31, 1996

                                                                                                                   PRINCIPAL AMOUNT
                                                                                                                   OF LOANS SUBJECT
                                             FINAL          PERIODIC                                  CARRYING      TO DELINQUENT
                          INTEREST         MATURITY         PAYMENT        PRIOR     FACE AMOUNT     AMOUNT OF      PRINCIPAL OR
  DESCRIPTION               RATE             DATE            TERMS         LIENS     OF MORTGAGES     MORTGAGES       INTEREST
--------------------       ------           ------          -------       ------     ------------     ---------      ---------
FIRST MORTGAGES:
--------------------

McAllen, TX                10.41%          01/01/10         Monthly                  $13,750,000    $13,750,000         None
(Specialty Care                                             Payments
 Facility)                                                  $119,281

Brea, CA                   11.77%          07/01/15          Monthly                   11,000,000    10,875,833          None
(Specialty Care                                             Payments
 Facility)                                                  $113,940

Washington, D.C.           11.58%          07/01/15          Monthly                   17,350,000    17,245,787          None
(Specialty Care                                             Payments
 Facility)                                                  $173,234

Farmington, CT             12.69%          12/01/08          Monthly                   25,100,000    24,738,935          None
Manchester, CT                                              Payments
Manchester, CT                                              $276,963
Manchester, CT

New Haven, CT
Waterbury, CT

(6 Nursing Homes)

Stoughton, MA              10.32%          03/01/10          Monthly                   15,000,000    15,000,000          None
(Nursing Home)                                              Payments
                                                            $129,000

Little Rock, AK            10.75%          01/01/04          Monthly                   27,000,000    25,559,664          None
(Specialty Care                                             Payments
Facility)                                                   $228,972

                                                                                                               Principal Amount
SCHEDULE IV - Continued                                                                                        of Loans Subject
                                                  Final    Periodic                            Carrying        to Deliquent
                                    Interest    Maturity   Payment   Prior    Face Amount      Amount of       Principal or
         Description                  Rate        Date      Terms    Liens    of Mortgages     Mortgages       Interest
         -----------                ---------   ---------   -------  -------  ------------     -----------     ------------
47 mortgage loans relating to 32       From       From                         $217,957,884    $208,201,229(A) $16,983,827 (B)
nursing homes, 12 assisted           10.38% to 12/01/98-
living facilities,                    13.01%   01/01/17
5 retirement centers, 2
behavioral care facilities and 1
specialty care facility

13 construction loans (all with        From       N/A                            77,634,700     35,453,174
first mortgage liens) relating to    10.75% to
11 assisted living facilities, 1      11.75%
nursing home and 1 retirement

center
SECOND MORTGAGES:

1 nursing home and                    11.41%        08/01/97
1 behavioral care                         loan currently in default
facility                                      is due and payable
                                                                                 3,950,000       2,630,659        2,575,103(B)
                                                                              ------------    ------------       ----------
                                                 TOTALS                       $408,742,584    $353,455,281      $19,558,930
                                                                              ============    ============      ===========



(A) For income tax purposes, the cost of investments is the carrying amount less $6,000,000, as disclosed in the schedule.

(B) The Company is in dispute with two operators, both of which are over three months past due on certain interest and principal payments. The Company has evaluated these investments and has allocated in the aggregate $6,000,000 of its allowance to reduce their carrying value to their estimated net realizable value.


                                                                         Year Ended December 31
                                                       --------------------------------------------------------
                                                              1996                  1995                  1994
                                                             ------                ------                -----
Reconciliation of mortgage loans:
   Balance at beginning of period                      $285,219,382          $247,885,457          $178,047,274
   Additions during period:
     New mortgage loans                                 163,963,054           103,275,637           112,764,951
     Negative principal amortization                        134,433               311,295               642,630
     Other (1)                                                                                        3,656,084
                                                       ------------          ------------         -------------
                                                        449,316,869           351,442,389           295,110,939
   Deductions during period:

     Collections of principal (2)                        55,294,935            66,223,007            47,255,482
     Other (3)                                           40,566,653
                                                       ------------          -----------           ------------
   Balance at end of period                            $353,455,281          $285,219,382          $247,855,457
                                                       ============          ============          ============


(1) During 1994, the Company restructured a direct financing lease into a mortgage loan.

(2)  Includes collection of negative principal amortization.

(3) During 1996, the Company restructured nineteen loans into operating leases.

                                  EXHIBIT INDEX
                                  -------------

The following documents are included in this Form 10-K as an Exhibit:

                   DESIGNATION
                   NUMBER UNDER
   EXHIBIT         ITEM 601 OF                             EXHIBIT                             PAGE
   NUMBER         REGULATION S-K                         DESCRIPTION                          NUMBER
   ------         --------------                         -----------                          ------

     1(1)              3(i)         Second Restated Certificate of Incorporation.

     2(2)             3(ii)         By-Laws, as amended.

      3                 4           The Registrant, by signing this Report, agrees to
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

     4(3)           10(ii)(A)       Rights Agreement.

     5(4)           10(ii)(B)       Note Purchase Agreement between Health Care
                                    REIT, Inc. and each of the Purchasers a Party
                                    thereto, dated as of April 8, 1993

     6(5)           10(ii)(C)       Amended and Restated Credit Agreement dated as of
                                    September 8, 1994 among Health Care REIT, Inc.,
                                    certain banks, and National City Bank, as Agent.

     7(6)           10(ii)(D)       Note Purchase Agreement between Health Care
                                    REIT, Inc. and each of the Purchasers a Party
                                    thereto, dated April 15, 1995.

     8(7)           10(iii)(A)      The 1985 Incentive Stock Option Plan of Health
                                    Care REIT, Inc., as amended.

     9(8)           10(iii)(B)      The Health Care REIT, Inc. 1995 Stock Incentive
                                    Plan

      10                21          Subsidiaries of the Registrant.

      11                23          Consent of Independent Auditors.

      12                24          Powers of Attorney.

      13                27          Financial Data Schedule (Edgar version only).


---------------

     1   Incorporated by reference to Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1994.



     2   Incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

     3   Incorporated by reference to the Exhibit to the Registrant's Form 8-A filed on April 3, 1994 (File No. 1-
         8923).

     4   Incorporated by reference to Exhibits 1-4 of the Registrant's Quarterly
         Report on Form 10-Q for the quarterly period ended March 31, 1993.

     5   Incorporated by reference to Exhibit 1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

     6   Incorporated by reference to Exhibit 4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

     7   Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No.
         333-1237) filed on February 27, 1996.

     8   Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No.
         333-1239) filed on February 27, 1996.