Form 10-K405/A
period 1996-12-31
HEALTH CARE REIT INC /DE/
filed 1997-03-05
CIK 766704

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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

                                       [X]


The aggregate market value of voting stock held by non-affiliates of the Registrant on February 6, 1997 was $441,534,000 based on the reported closing sales price of such shares on the New York Stock Exchange for that date.
As of February 7, 1996, there were 18,662,919 shares outstanding.


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


     The undersigned registrant hereby amends the following items, financial statements, or other portions of its Annual Report on Form 10-K for the year ended December 31, 1996.

     FRONT COVER AND INSIDE FRONT COVER

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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


As of February 4, 1997, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $353,576,250 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.


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

                                          HEALTH CARE REIT, INC.
                                               (Registrant)

                                         By:      GEORGE L. CHAPMAN
                                           ---------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 5, 1997 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


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