Form 10-Q
period 1997-03-31
HEALTH CARE REIT INC /DE/
filed 1997-05-13
CIK 766704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           MARCH 31, 1997
                               ------------------------------------
                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________________

                             HEALTH CARE REIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                            34-1096634
--------------------------------                      -----------------------
(State or jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio                          43604
-------------------------------------                  ----------------------
(Address of principal executive office)                      (Zip Code)

(Registrant's telephone number, including area code)       (419) 247-2800
                                                     -------------------------


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 21,887,294 shares

                             HEALTH CARE REIT, INC.

                                      INDEX

                                                                          Page
                                                                          ----

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets - March 31, 1997
                  and December 31, 1996                                     3

                  Consolidated Statements of Income - Three
                  months ended March 31, 1997 and 1996                      4

                  Consolidated Statements of Shareholders'
                  Equity - Three months ended March 31, 1997
                  and 1996                                                  5

                  Consolidated Statements of Cash Flows-
                  Three months ended March 31, 1997 and 1996                6

                  Notes to Consolidated Financial Statements                7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9

Part II.          OTHER INFORMATION

Item 5.           Other Information                                        11

Item 6.           Exhibits and Reports on Form 8-K                         12


SIGNATURES                                                                 13

EXHIBIT INDEX                                                              14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                             MARCH 31             DECEMBER 31
                                                                               1997                   1996
                                                                           (UNAUDITED)               (NOTE)
                                                                       -----------------       -----------------
                                                                                     (IN THOUSANDS)

ASSETS
Real estate investments:
   Loans receivable:
   Mortgage loans                                                      $         367,327       $         292,442
   Construction loans                                                             27,303                  61,013
   Working capital loans                                                           7,425                   4,727
                                                                       -----------------       -----------------
                                                                                 402,055                 358,182
   Investment in operating leases                                                196,653                 153,623
   Investment in direct financing leases                                          10,804                  10,876
                                                                       -----------------       -----------------
                                                                                 609,512                 522,681
   Less allowance for losses                                                       9,937                   9,787
                                                                       -----------------       -----------------
NET REAL ESTATE INVESTMENTS                                                      599,575                 512,894

Other Assets:
     Investment securities available for sale                                        966                     768
     Deferred loan expenses                                                        2,002                   1,432
     Cash and cash equivalents                                                       121                     581
     Receivables and other assets                                                  5,768                   4,156
                                                                       -----------------       -----------------
                                                                                   8,857                   6,937
                                                                       -----------------       -----------------
TOTAL ASSETS                                                           $         608,432       $         519,831
                                                                       =================       =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit arrangements                      $         100,500       $          92,125
     Senior notes                                                                 82,000                  82,000
     Other long-term obligations                                                  10,097                  10,270
     Accrued expenses and other liabilities                                       11,401                   9,900
                                                                       -----------------       -----------------
TOTAL LIABILITIES                                                      $         203,998       $         194,295

Shareholders' equity:
     Preferred Stock, $1.00 par value:
         Authorized - 10,000,000 shares
         Issued and outstanding - None
     Common Stock, $1.00 par value:
         Authorized - 40,000,000 shares
         Issued and outstanding - 21,737,294
              in 1997 and 18,320,291 in 1996                                      21,737                  18,320
     Capital in excess of par value                                              373,443                 298,281
     Undistributed net income                                                      8,288                   8,167
     Unrealized gains on investment securities
         available for sale                                                          966                     768
                                                                       -----------------       -----------------
TOTAL SHAREHOLDERS' EQUITY                                                       404,434                 325,536
                                                                       -----------------       -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $         608,432       $         519,831
                                                                       =================       =================

NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                1997                    1996
                                                                        ---------------------- -----------------------
                                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)

GROSS INCOME:
     Interest and other income                                             $     10,616          $         8,104
     Operating leases:
         Rent                                                                     4,963                    1,960
     Direct financing leases:
         Lease income                                                               357                      368
     Loan and commitment fees                                                       584                      420
     Interest and other income                                                       49                       38
                                                                           ------------          ---------------
              Gross Income                                                 $     16,569          $        10,890

EXPENSES:
     Interest:
         Line of credit arrangements                                       $      2,161          $         2,296
         Senior notes and other long-
              term obligations                                                    1,850                    1,215
     Loan expense                                                                   217                      187
     Provision for depreciation                                                   1,185                      475
     Provision for losses                                                           150                      150
     General and administrative expenses                                          1,180                      890
                                                                        ---------------        -----------------
              Total expenses                                                      6,743                    5,213
                                                                        ---------------        -----------------

                  Net Income                                               $      9,826          $         5,677
                                                                        ===============        =================

Average number of shares outstanding                                             19,301                   12,052

Net income per share                                                       $       0.51          $          0.47

Dividends per share                                                        $       0.52          $          0.52




See notes to consolidated financial statements

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

   HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                       1997              1996
                                                                                ------------------------------------
                                                                                            (IN THOUSANDS)
    Balances at beginning of period                                             $        325,536     $       187,598
    Net income                                                                             9,826               5,677
    Proceeds from issuance of shares under  the
      dividend reinvestment plan - 36,577 in
      1997 and 33,323 in 1996                                                                887                 691
    Proceeds from issuance of shares under the
      employee stock incentive plans - 50,426
      in 1997 and 15,000 in 1996                                                           1,087                 261
    Net Proceeds from sale of 3,330,000 shares in 1997                                    76,605
    Change in net unrecognized gain on
      investment securities available for sale                                               198                 725
    Cash dividends paid                                                                   (9,705)             (6,259)
                                                                                 ---------------      --------------

    Balances at end of period                                                    $       404,434      $      188,693
                                                                                 ===============      ==============




   See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                    THREE MONTHS ENDED
                                                                           MARCH 31
                                                                     1997           1996
                                                               -----------------------------
                                                                       (IN THOUSANDS)

OPERATING ACTIVITIES
  Net income                                                       $  9,826       $  5,677
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                      1,199            470
      Provision for losses                                              150            150
      Amortization of loan and organization expenses                    218            188
      Loan and commitment fees earned less than cash received           452            957
      Direct financing lease income less than cash received              72             53
      Interest income in excess of cash received                         (9)          (133)
      Increase in accrued expenses and other liabilities              1,049          1,418
      Increase in other receivables and prepaid items                (1,315)          (397)
                                                                   --------       --------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                11,642          8,383

INVESTING ACTIVITIES
  Investment in operating-lease properties                          (44,216)        (8,380)
  Investment in loans receivable                                    (44,576)       (32,376)
  Principal collected on loans                                          713          1,974
  Other                                                                  (7)             5
                                                                   --------       --------
                NET CASH USED IN INVESTING ACTIVITIES               (88,086)       (38,777)

FINANCING ACTIVITIES
  Net borrowings under line of credit arrangements                    8,375         35,900
  Principal payments on long-term obligations                          (173)           (49)
  Net proceeds from the issuance of Common Stock                     78,275            952
  Increase in deferred loan expense                                    (788)           (12)
  Cash distributions to shareholders                                 (9,705)        (6,259)
                                                                   --------       --------
          NET CASH PROVIDED FROM FINANCING ACTIVITIES                75,984         30,532
                                                                   --------       --------
Increase/(decrease) in cash and cash equivalents                       (460)           138

Cash and cash equivalents at beginning of period                        581            860
                                                                   --------       --------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    121       $    998
                                                                   ========       ========

Supplemental Cash Flow Information -- Interest Paid                $  3,359       $  1,957
                                                                   ========       ========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily an indication of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Net income per share has been computed by dividing net income by the average number of common shares and common stock equivalents outstanding.


NOTE B - REAL ESTATE INVESTMENTS

During the three months ended March 31, 1997, the Company provided permanent mortgage financings of $26,304,000, invested $36,891,000 in operating leases and made construction advances of $26,183,000. During the three months ended March 31, 1997, the Company received principal payments on real estate mortgages of $685,000 and had net advances on working capital loans of $2,698,000.

With respect to the above-mentioned construction advances, funding associated with seventeen construction loans represented $18,859,000, and funding for construction in progress in connection with eight properties owned directly by the Company totaled $7,324,000. During the three months ended March 31, 1997, five of the construction loans completed the construction phase of the Company's investment process and were converted to investments in permanent mortgage loans, with an aggregate investment of $52,492,000. Also during the three months ended March 31, 1997, one of the construction properties in progress completed the construction phase of the Company's investment process and was converted to a permanent operating lease, with an investment balance of $1,588,000.

At March 31, 1997, the Company had $147,140,000 in unfunded commitments.


NOTE C - INDEBTEDNESS AND SHAREHOLDERS' EQUITY

In January 1997, in connection with the underwriters' exercise of an over allotment option associated with the Company's December 18, 1996 offering of 2,200,000 shares of common stock, the Company issued 330,000 shares of Common Stock, $1.00 par value per share, at the price of $23.875 per share, which generated net proceeds of $7,485,000 to the Company.

In March 1997, the Company issued 3,000,000 shares of Common Stock, $1.00 par value per share, at the price of $24.375 per share, which generated net proceeds to the Company of $69,120,000.

In March 1997, the Company closed a $175 million unsecured credit facility which replaced the Company's then existing secured credit facility. Simultaneous with the closing of the new credit facility, all senior noteholders released collateral which had served as security for the Company's $82 million of senior indebtedness. The senior unsecured notes are rated `BBB-' (triple-B-minus) by Duff & Phelps Credit Rating Co.

The Company has a total of $185,000,000 in unsecured credit facilities bearing interest at the lenders' prime rate or LIBOR plus 1.125%, of which $84,500,000 was available at March 31, 1997.

NOTE D - INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale are stated at fair value with unrealized gains and losses reported in a separate component of shareholders' equity. At March 31, 1997, available-for-sale securities are the common stock of a corporation, which were obtained by the Company at no cost.


NOTE E - CONTINGENT LIABILITIES

As disclosed in the financial statements for the year ended December 31, 1996, the Company was contingently liable for certain obligations amounting to approximately $18,815,000. No significant change in these contingencies had occurred as of March 31, 1997.


NOTE F - DISTRIBUTIONS PAID TO SHAREHOLDERS

On February 20, 1997, the Company paid a dividend of $0.52 per share to shareholders of record on February 4, 1997. This dividend related to the period from October 1, 1996 through December 31, 1996.


NOTE G - EARNINGS PER SHARE

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earning per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. The impact on primary earnings per share and fully diluted earnings per share is not expected to be material.


NOTE H - SUBSEQUENT EVENTS

On April 22, 1997, the Company declared a dividend of $0.525 per share payable on May 20, 1997 to shareholders of record on May 5, 1997. The dividend relates to the period from January 1, 1997 through March 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1997, the Company's net real estate investments totaled approximately $599,575,000, which included 59 skilled nursing facilities, 73 assisted living facilities, 11 retirement centers, six specialty care facilities and two behavioral care facilities. The Company funds its investments through a combination of long-term and short-term financing, utilizing both debt and equity.

As of March 31, 1997, the Company had shareholders' equity of $404,434,000 and a total outstanding debt balance of $192,597,000, which represents a debt to equity ratio of 0.48 to 1.0.

In January 1997, in connection with the underwriters exercise of an over allotment option associated with the Company's December 18, 1996 offering of 2,200,000 shares of common stock, the Company issued 330,000 shares of Common Stock, $1.00 par value per share, at the price of $23.875 per share, which generated net proceeds of $7,485,000 to the Company.

In March 1997, the Company issued 3,000,000 shares of Common Stock, $1.00 par value per share, at the price of $24.375 per share, which generated net proceeds to the Company of $69,120,000.

During the three months ended March 31, 1997, the proceeds derived from the Company's capital raising activities were used to reduce bank debt under the Company's revolving lines of credit arrangements.

In March 1997, the Company closed a $175 million unsecured credit facility which replaced the Company's then existing secured credit facility. Simultaneous with the closing of the new credit facility, all senior noteholders released collateral which had served as security for the Company's $82 million of senior indebtedness. The senior unsecured notes are rated `BBB-' (triple-B-minus) by Duff & Phelps Credit Rating Co.

As of March 31, 1997, the Company had approximately $147,140,000 in unfunded commitments. Under the Company's line of credit arrangements, available funding totaled $84,500,000. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, finance future investments, and meet debt service and dividend requirements.

RESULTS OF OPERATIONS
---------------------

Revenues for three months ended March 31, 1997 were $16,569,000 compared to $10,890,000 for the three months ended March 31, 1996. Revenue growth resulted primarily from increased interest income of $2,512,000 and increased operating lease income of $3,003,000 as a result of additional real estate investments made during the past twelve months.

Expenses for the three months ended March 31, 1997 totaled $6,743,000, an increase of $1,530,000 from expenses of $5,213,000 for the same period in 1996. The increase in total expenses was primarily related to an increase in interest expense, additional expense associated with the provision for depreciation, and increased other operating expenses.

Interest expense for the three months ended March 31, 1997 was $4,011,000 compared to $3,511,000 for the same period in 1996. The increase in the 1997 period was primarily due to the issuance of $30,000,000 Senior Notes in April 1996.

The provision for depreciation for the three month period ended March 31, 1997 totaled $1,185,000, an increase of $710,000 over the comparable period in 1996 as a result of additional operating lease investments.

General and administrative expenses for the three month period in 1997 totaled $1,180,000, as compared to $890,000 for the same period in 1996. The expenses for the three month period in 1997 were 7.12% of revenues as compared to 8.17% for the same period in 1996.

As a result of the various factors mentioned above, net income for the three month period ended March 31, 1997 was $9,826,000 as compared to $5,677,000 for the same period in 1996. Net income per share for the three month period ended March 31, 1997 was $.51 versus $.47 for the comparable 1996 period. The per share increases resulted from an increase in net income offset by an increase in average shares outstanding during the 1997 period.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
         -----------------

On January 9, 1997, the Company issued a press release in which it announced that during the fourth quarter of 1996 it had funded $78.6 million of new investments.

On January 10, 1997, the Company issued a press release in which it announced that the underwriters for the Company's December 18, 1996 offering of 2,200,000 common shares exercised an over allotment option to purchase 330,000 additional shares at a purchase price of $23.875 per share.

On January 15, 1997, the Company issued a press release in which it announced that during 1996 it had funded $230 million of new investments.

On January 16, 1997, the Company issued a press release in which it announced that it had filed a shelf registration with the Securities and Exchange Commission enabling the Company to offer in the future up to an aggregate of $300 million of securities.

On January 20, 1997, the Company issued a press release in which it announced that the Board of Directors voted to pay a quarterly cash dividend of $.52 per share, payable to shareholders of record on February 20, 1997.

On January 21, 1997, the Company issued a press release in which it announced that Raymond W. Braun had been appointed Chief Operating Officer of the Company.

On February 4, 1997, the Company issued a press release in which it announced that during the month of January 1997 it had funded $62.8 million of new investments.

On February 5, 1997, the Company issued a press release in which it announced financial results for the fourth quarter 1996 and the year ended 1996.

On March 7, 1997, the Company issued a press release in which it announced that it had filed a prospectus supplement for an offering of 3,000,000 shares of Common Stock.

On March 31, 1997, the Company issued a press release in which it announced that it had closed a $175 million unsecured credit facility.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

          (a)     Reports

                  10.1 Employment Agreement dated as of January 1, 1997 by and between Health Care REIT, Inc. and George L. Chapman

                  10.2 Employment Agreement dated as of January 1, 1997 by and between Health Care REIT, Inc. and Raymond W. Braun

                  10.3 Employment Agreement dated as of January 1, 1997 by and between Health Care REIT, Inc. and Edward F. Lange, Jr.

                  10.4 Employment Agreement dated as of January 1, 1997 by and between Health Care REIT, Inc. and Erin C. Ibele

                  10.5     Stock Plan for Non-Employee Directors
                  27       Financial Data Schedule
                  99.1     Press release dated January 9, 1997
                  99.2     Press release dated January 10, 1997
                  99.3     Press release dated January 15, 1997
                  99.4     Press release dated January 16, 1997
                  99.5     Press release dated January 20, 1997
                  99.6     Press release dated January 21, 1997
                  99.7     Press release dated February 4, 1997
                  99.8     Press release dated February 5, 1997
                  99.9     Press release dated March 7, 1997
                  99.10    Press release dated March 31, 1997


          (b)     Reports on Form 8-K
                      Form 8-K filed on March 6, 1997

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        HEALTH CARE REIT, INC.

Date:       May 12, 1997                   By:      GEORGE L. CHAPMAN
     ------------------------                 -------------------------
                                                    George L. Chapman,
                                                    Chairman, Chief Executive
                                                    Office, and President


Date:       May 12, 1997                   By:       EDWARD F. LANGE, JR.
     -----------------------                  ---------------------------
                                                    Edward F. Lange, Jr.,
                                                    Chief Financial Officer


Date:       May 12, 1997                   By:      MICHAEL A. CRABTREE
     -----------------------                  -------------------------
                                                    Michael A. Crabtree,
                                                    Chief Accounting Officer

                                 EXHIBIT INDEX

The following documents are included in this Form 10-Q as Exhibits:

  DESIGNATION
  NUMBER UNDER
  ITEM 601 OF                                                                   PAGE
 REGULATION S-K                    EXHIBIT DESCRIPTION                         NUMBER
 --------------                    -------------------                         ------

        10.1              Employment Agreement dated as
                          of January 1, 1997 by and
                          between Health Care REIT,
                          Inc. and George L. Chapman

        10.2              Employment Agreement dated as
                          of January 1, 1997 by and
                          between Health Care REIT,
                          Inc. and Raymond W. Braun

        10.3              Employment Agreement dated as
                          of January 1, 1997 by and
                          between Health Care REIT,
                          Inc. and Edward F. Lange, Jr.

        10.4              Employment Agreement dated as
                          of January 1, 1997 by and
                          between Health Care REIT,
                          Inc. and Erin C. Ibele

        10.5              Stock Plan for Non-Employee Directors

        27                Financial Data Schedule

        99.1              Press release dated January 9, 1997

        99.2              Press release dated January 10, 1997

        99.3              Press release dated January 15, 1997

        99.4              Press release dated January 16, 1997

        99.5              Press release dated January 20, 1997

        99.6              Press release dated January 21, 1997

        99.7              Press release dated February 4, 1997

        99.8              Press release dated February 5, 1997

        99.9              Press release dated March 7, 1997

        99.10             Press release dated March 31, 1997