Form 10-Q
period 1997-06-30
HEALTH CARE REIT INC /DE/
filed 1997-08-01
CIK 766704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       JUNE 30, 1997
                               ------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to
____________________________________

                             HEALTH CARE REIT, INC.

------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                             34-1096634
-------------                                                    --------------
(State or jurisdiction of                                     (I.R.S. Employer
incorporation or organization)                              Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio                                 43604
-------------------------------------                               ---------
(Address of principal executive office)                            (Zip Code)

(Registrant's telephone number, including area code)       (419) 247-2800
                                                     -----------------------

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
Yes    X .   No       .
   ------      -------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 22,076,768 shares

                             HEALTH CARE REIT, INC.

                                      INDEX

                                                                         Page

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets - June 30, 1997
                  and December 31, 1996                                    3

                  Consolidated Statements of Income - Three
                  and six months ended June 30, 1997 and 1996              4

                  Consolidated Statements of Shareholders'
                  Equity - Six months ended June 30, 1997
                  and 1996                                                 5

                  Consolidated Statements of Cash Flows-
                  Six months ended June 30, 1997 and 1996                  6

                  Notes to Consolidated Financial Statements               7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9

Part II.          OTHER INFORMATION

Item 5.           Other Information                                       11

Item 6.           Exhibits and Reports on Form 8-K                        12


SIGNATURES                                                                13

EXHIBIT INDEX                                                             14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                         JUNE 30      DECEMBER 31
                                                           1997          1996
                                                       (UNAUDITED)      (NOTE)
                                                       -----------    -----------
                                                               (IN THOUSANDS)
ASSETS
Real estate investments:
   Loans receivable:
   Mortgage loans                                       $ 375,060      $ 292,442
   Construction loans                                      32,391         61,013
   Working capital loans                                    7,348          4,727
                                                        ---------      ---------
                                                          414,799        358,182
   Investment in operating leases                         211,638        153,623
   Investment in direct financing leases                   10,732         10,876
                                                        ---------      ---------
                                                          637,169        522,681
   Less allowance for losses                               10,087          9,787
                                                        ---------      ---------
NET REAL ESTATE INVESTMENTS                               627,082        512,894

Other Assets:
     Investments                                            1,766            768
     Deferred loan expenses                                 2,568          1,432
     Cash and cash equivalents                                973            581
     Receivables and other assets                           5,206          4,156
                                                        ---------      ---------
                                                           10,513          6,937
                                                        ---------      ---------
TOTAL ASSETS                                            $ 637,595      $ 519,831
                                                        =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit arrangements       $  44,600      $  92,125
     Senior notes                                         162,000         82,000
     Other long-term obligations                           10,073         10,270
     Accrued expenses and other liabilities                11,460          9,900
                                                        ---------      ---------
TOTAL LIABILITIES                                         228,133        194,295

Shareholders' equity:
     Preferred Stock, $1.00 par value:
         Authorized - 10,000,000 shares
         Issued and outstanding - None
     Common Stock, $1.00 par value:
         Authorized - 40,000,000 shares
         Issued and outstanding - 22,042,468
              in 1997 and 18,320,291 in 1996               22,042         18,320
     Capital in excess of par value                       379,866        298,281
     Undistributed net income                               8,724          8,167
     Unrealized gains on investment securities
         available for sale                                 1,438            768
     Unamortized restricted stock                          (2,608)
                                                        ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                409,462        325,536
                                                        ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 637,595      $ 519,831
                                                        =========      =========

NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES




                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30                    JUNE 30
                                              1997        1996         1997        1996
                                            ------------------         -----------------
                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
     Interest income                         $11,319     $ 8,996     $21,935     $17,100
     Prepayment fees                             477       1,541         477       1,541
     Operating leases:
         Rent                                  5,461       2,264      10,424       4,225
         Gain on exercise of options               0         576           0         576
     Direct financing leases:
         Lease income                            357         366         714         733
     Loan and commitment fees                    717         845       1,301       1,265
     Other income                                117          37         166          75
                                             -------     -------     -------     -------
              Total Revenue                  $18,448     $14,625     $35,017     $25,515

EXPENSES:
     Interest:
         Line of credit arrangements         $   724     $ 2,457     $ 2,885     $ 4,753
         Senior notes and other long-
              term obligations                 3,028       1,592       4,878       2,807
     Loan expense                                161         202         378         389
     Provision for depreciation                1,276         555       2,461       1,030
     Provision for losses                        150         150         300         300
     General and administrative expenses       1,181       1,100       2,361       1,990
                                             -------     -------     -------     -------
              Total expenses                 $ 6,520     $ 6,056      13,263      11,269
                                             -------     -------     -------     -------

                  Net Income                 $11,928     $ 8,569     $21,754     $14,246
                                             =======     =======     =======     =======

Average number of shares outstanding          21,960      13,058      20,638      12,555

Net income per share                         $  0.54     $  0.66     $  1.05     $  1.13

Dividends per share                          $ 0.525     $ 0.520     $ 1.045     $ 1.040






See notes to consolidated financial statements

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

   HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                          1997           1996
                                                            (IN THOUSANDS)

Balances at beginning of period                        $ 325,536      $ 187,598
Net income                                                21,754         14,246
Proceeds from issuance of shares under  the
  dividend reinvestment plan - 89,751 in
  1997 and 60,690 in 1996                                  2,102          1,278
Proceeds from issuance of shares under the
  employee stock incentive plan - 152,426
  in 1997 and 40,000 in 1996                               3,459            714
Net proceeds from sale of 3,480,000 shares in 1997
  and 2,322,220 in 1996                                   79,746         48,184
Change in net unrecognized gain on
  investment securities available for sale                   670            823

Reserved for restricted stock, net of amortization        (2,608)

Cash dividends paid                                      (21,197)       (12,546)
                                                       ---------      ---------

Balances at end of period                              $ 409,462      $ 240,297
                                                       =========      =========













   See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30
                                                                     1997             1996
                                                                 --------------------------
                                                                         (IN THOUSANDS)

OPERATING ACTIVITIES
  Net income                                                      $  21,754      $  14,246
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                      2,489          1,030
      Provision for losses, net of charge-offs                          300             18
      Amortization of loan and organization expenses                    379            391
      Loan and commitment fees earned less than cash received           452          1,023
      Direct financing lease income less than cash received             144             65
      Interest income in excess of cash received                        (17)          (198)
      Increase in accrued expenses and other liabilities              1,108            752
      Increase in other receivables and prepaid items                (1,057)          (863)
                                                                  ---------      ---------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                25,552         16,464

INVESTING ACTIVITIES
  Investment in operating-lease properties                          (60,476)       (20,218)
  Investment in loans receivable                                    (69,361)       (83,349)
  Principal collected on loans                                       12,761         18,365
  Proceeds from exercise of lease purchase options                                   9,508
  Other                                                                (349)           (85)
                                                                  ---------      ---------
                NET CASH USED IN INVESTING ACTIVITIES              (117,425)       (75,779)

FINANCING ACTIVITIES
  Net payments under line of credit arrangements                    (47,525)        (7,800)
  Principal payments on long-term obligations                          (197)          (289)
  Net proceeds from the issuance of Common Stock                     82,699         50,263
  Proceeds from issuance of Senior Notes                             80,000         30,000
  Increase in deferred loan expense                                  (1,515)          (494)
  Cash distributions to shareholders                                (21,197)       (12,546)
                                                                  ---------      ---------
          NET CASH PROVIDED FROM FINANCING ACTIVITIES                92,265         59,134

Increase/(decrease) in cash and cash equivalents                        392           (181)
                                                                  ---------      ---------

Cash and cash equivalents at beginning of period                        581            860
                                                                  ---------      ---------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD             $     973      $     679
                                                                  =========      =========

Supplemental Cash Flow Information -- Interest Paid               $   7,487      $   6,876
                                                                  =========      =========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily an indication of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Net income per share has been computed by dividing net income by the average number of common shares and common stock equivalents outstanding.

NOTE B - REAL ESTATE INVESTMENTS

During the six months ended June 30, 1997, the Company provided permanent mortgage financings of $32,421,000, invested $43,391,000 in operating leases and made construction advances of $51,480,000. During the six months ended June 30, 1997, the Company received principal payments on real estate mortgages of $12,761,000 and had net advances on working capital loans of $2,621,000.

With respect to the above-mentioned construction advances, funding associated with 21 construction loans represented $34,319,000, and funding for construction in progress in connection with 12 properties owned directly by the Company totaled $17,085,000. During the six months ended June 30, 1997, eight of the construction loans completed the construction phase of the Company's investment process and were converted to investments in permanent mortgage loans, with an aggregate investment of $62,940,000. Also during the six months ended June 30, 1997, one of the construction properties in progress completed the construction phase of the Company's investment process and was converted to a permanent operating lease, with an investment balance of $1,588,000.

At June 30, 1997, the Company had $238,819,000 in unfunded commitments.

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

During the six month period ended June 30, 1997, the Company issued 3,150,000 shares of Common Stock, $1.00 par value per share, at the price of $24.375 per share, which generated net proceeds to the Company of $72,261,000.

In March 1997, the Company closed a $175 million unsecured credit facility which replaced the Company's then existing secured credit facility. Simultaneous with the closing of the new credit facility, all senior noteholders released collateral which had served as security for the Company's then outstanding $82 million of senior indebtedness.

In April 1997, the Company completed the sale of $80 million of Senior Unsecured Notes. The Company priced $20 million of notes due 2000, $20 million of notes due 2002 and $40 million of notes due 2004. The notes have a weighted average interest rate of 7.91%.

The Company has a total of $185,000,000 in unsecured credit facilities bearing interest at the lenders' prime rate or LIBOR plus 1.125%, of which $140,400,000 was available at June 30, 1997.

NOTE D - INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale are stated at fair value with unrealized gains and losses reported in a separate component of shareholders' equity. At June 30, 1997, available-for-sale securities are the common stock of one corporation.

NOTE E - CONTINGENT LIABILITIES

As disclosed in the financial statements for the year ended December 31, 1996, the Company was contingently liable for certain obligations amounting to $18,815,000. No significant change in these contingencies had occurred as of June 30, 1997.

NOTE F - DISTRIBUTIONS PAID TO SHAREHOLDERS

On May 20, 1997, the Company paid a dividend of $0.525 per share to shareholders of record on May 5, 1997. This dividend related to the period from January 1, 1997 through March 31, 1997.

NOTE G - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. The impact on primary earnings per share and fully diluted earnings per share is not expected to be material.

NOTE H - SUBSEQUENT EVENTS

In July 1997, Moody's Investor Service assigned a `Ba1' rating to the Company's Senior Unsecured Notes. In addition to the Moody's rating, the Company's Senior Unsecured Notes are rated `BBB-' by Duff & Phelps Credit Rating Co.

On July 22, 1997, the Company declared a dividend of $0.53 per share payable on August 20, 1997 to shareholders of record on August 4, 1997. The dividend relates to the period from April 1, 1997 through June 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1997, the Company's net real estate investments totaled approximately $627,082,000, which included 56 skilled nursing facilities, 82 assisted living facilities, 12 retirement centers, six specialty care facilities and two behavioral care facilities. The Company funds its investments through a combination of long-term and short-term financing, utilizing both debt and equity.

As of June 30, 1997, the Company had shareholders' equity of $409,462,000 and a total outstanding debt balance of $216,673,000, which represents a debt to equity ratio of 0.53 to 1.0.

In January 1997, in connection with the underwriters' exercise of an over allotment option associated with the Company's December 18, 1996 offering of 2,200,000 shares of common stock, the Company issued 330,000 shares of Common Stock, $1.00 par value per share, at the price of $23.875 per share, which generated net proceeds of $7,485,000 to the Company.

During the six months ended June 30, 1997, the Company issued 3,150,000 shares of Common Stock, $1.00 par value per share, at the price of $24.375 per share, which generated net proceeds to the Company of $72,261,000.

In April 1997, the Company completed the sale of $80 million of Senior Unsecured Notes. The Company priced $20 million of notes due 2000, $20 million of notes due 2002 and $40 million of notes due 2004. The notes have a weighted average interest rate of 7.91%.

During the six months ended June 30, 1997, the proceeds derived from the Company's capital raising activities were used to reduce bank debt under the Company's revolving lines of credit arrangements.

In March 1997, the Company closed a $175 million unsecured credit facility which replaced the Company's then existing secured credit facility. Simultaneous with the closing of the new credit facility, all senior noteholders released collateral which had served as security for the Company's then outstanding $82 million of senior indebtedness.

As of June 30, 1997, the Company had approximately $238,819,000 in unfunded commitments. Under the Company's line of credit arrangements, available funding totaled $140,400,000. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, finance future investments, and meet debt service and dividend requirements.

RESULTS OF OPERATIONS
---------------------

Revenues for the three months ended June 30, 1997 were $18,448,000 as compared with $14,625,000 for the three months ended June 30, 1996. Revenue growth resulted primarily from increased interest income of $2,323,000 and increased operating lease income of $3,197,000 as a result of additional real estate investments made during the past twelve months.

Revenues for the six months ended June 30, 1997 were $35,017,000 as compared with $25,515,000 for the six months ended June 30, 1996, an increase of $9,502,000 or 37%. Revenue growth resulted primarily from increased interest income of $4,835,000 and increased operating lease income of $6,199,000 as a result of additional real estate investments made during the past twelve months.

The growth in interest and rental income for the three and six month periods ended June 30, 1997 was offset by a high incidence of prepayment fees and gains on the exercise of purchase options earned during the second quarter of 1996, which totaled $2,117,000 as compared to $477,000 for the same period in 1997.

Expenses for the three months ended June 30, 1997 totaled $6,520,000, an increase of $464,000 from expenses of $6,056,000 for the same period in 1996. The increase in total expenses was primarily related to additional expense associated with the provision for depreciation, which was offset by a decrease in interest expense.

Expenses for the six months ended June 30, 1997 totaled $13,263,000, an increase of $1,994,000 from expenses of $11,269,000 for the same period in 1996. The increase in total expenses was primarily related to an increase in interest expense, additional expense associated with the provision for depreciation and an increase in general and administrative expenses.

Interest expense for the three months ended June 30, 1997 was $3,752,000 as compared with $4,049,000 for the same period in 1996. The decrease in the 1997 period was primarily due to lower average borrowings under the Company's lines of credit arrangements, which was offset by the issuance of $80,000,000 Senior Unsecured Notes in April 1997.

Interest expense for the six months ended June 30, 1997 was $7,763,000 as compared with $7,560,000 for the same period in 1996. The increase in the 1997 period was primarily due to the issuance of $80,000,000 Senior Unsecured Notes in April 1997.

The provision for depreciation for the three and six month periods ended June 30, 1997 totaled $1,276,000 and $2,461,000 respectively, an increase of $721,000 and $1,431,000 over the comparable periods in 1996 as a result of additional investments in properties owned directly by the Company.

General and administrative expense for the three and six month periods ended June 30, 1997 totaled $1,181,000 and $2,361,000 respectively, as compared with $1,100,000 and $1,990,000 for the same periods in 1996. The expenses for the three and six month periods in 1997 were 6.40% and 6.74% of revenues as compared with 7.52% and 7.80% for the same periods in 1996.

As a result of the various factors mentioned above, net income for the three and six month periods ended June 30, 1997 was $11,928,000, or $0.54 per share, and $21,754,000, or $1.05 per share, respectively, as compared with $8,569,000, or $0.66 per share, and $14,246,000, or $1.13 per share, for the comparable periods in 1996. Net income for the three months ended June 30, 1997 included $2,117,000, or $0.16 per share, of prepayment fees and gains on the exercise of purchase options, as compared with $477,000, or $0.02 per share, for the same period in 1997.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
         -----------------

On April 2, 1997, the Company issued a press release in which it announced that during the first quarter of 1997 it had funded $89.4 million of new investments.

On April 8, 1997, the Company filed a report on Form 8-K that included the documentation relating to the $175 million unsecured credit facility.

On April 9, 1997, the Company issued a press release in which it announced that the underwriters for the Company's March 11, 1997 offering of 3,000,000 common shares exercised an over allotment option to purchase 150,000 additional shares at a purchase price of $24.375 per share.

On April 18, 1997, the Company issued a press release in which it announced the sale of $80 million of unsecured notes.

On April 22, 1997, the Company issued a press release in which it announced that the Board of Directors voted to pay a quarterly cash dividend of $.525 per share on May 20, 1997 payable to shareholders of record as of May 5, 1997. Also on April 22, 1997, the Company filed a report on Form 8-K that included the documentation relating to the $80 million unsecured senior notes.

On April 23, 1997, the Company issued a press release in which it announced financial results for the first quarter 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

          (a)     Reports

                  27       Financial Data Schedule
                  99.1     Press release dated April 2, 1997
                  99.2     Press release dated April 9, 1997
                  99.3     Press release dated April 18, 1997
                  99.4     Press release dated April 22, 1997
                  99.5     Press release dated April 23, 1997

          (b)     Reports on Form 8-K

                  Form 8-K filed on April 8, 1997
                  Form 8-K filed on April 22, 1997

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HEALTH CARE REIT, INC.

Date:       August 1, 1997            By:  GEORGE L. CHAPMAN
     --------------------------          -----------------------------------
                                           George L. Chapman,
                                           Chairman, Chief Executive Officer,
                                           and President

Date:       August 1, 1997            By:  EDWARD F. LANGE, JR.
     -------------------------           -----------------------------------
                                           Edward F. Lange, Jr.,
                                           Chief Financial Officer


Date:       August 1, 1997            By:  MICHAEL A. CRABTREE
     -------------------------           -----------------------------------
                                           Michael A. Crabtree,
                                           Chief Accounting Officer

                                  EXHIBIT INDEX

The following documents are included in this Form 10-Q as Exhibits:

      DESIGNATION
      NUMBER UNDER
      ITEM 601 OF                                                    PAGE
     REGULATION S-K                   EXHIBIT DESCRIPTION           NUMBER
     --------------          ------------------------------------   -------
            27               Financial Data Schedule

            99.1             Press release dated April 2, 1997

            99.2             Press release dated April 9, 1997

            99.3             Press release dated April 18, 1997

            99.4             Press release dated April 22, 1997

            99.5             Press release dated April 23, 1997