Form 10-Q/A
period 1997-06-30
HEALTH CARE REIT INC /DE/
filed 1997-08-05
CIK 766704

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

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 22,076,768 shares

                             HEALTH CARE REIT, INC.

                                      INDEX

                                                                         Page

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets - June 30, 1997
                  and December 31, 1996                                    3

                  Consolidated Statements of Income - Three
                  and six months ended June 30, 1997 and 1996              4

                  Consolidated Statements of Shareholders'
                  Equity - Six months ended June 30, 1997
                  and 1996                                                 5

                  Consolidated Statements of Cash Flows-
                  Six months ended June 30, 1997 and 1996                  6

                  Notes to Consolidated Financial Statements               7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9

Part II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders     11

Item 5.           Other Information                                       12

Item 6.           Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                                14

EXHIBIT INDEX                                                             15

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

As a result of the various factors mentioned above, net income for the three and six month periods ended June 30, 1997 was $11,928,000, or $0.54 per share, and $21,754,000, or $1.05 per share, respectively, as compared with $8,569,000, or $0.66 per share, and $14,246,000, or $1.13 per share, for the comparable periods in 1996. Net income for the three months ended June 30, 1996 included $2,117,000, or $0.16 per share, of prepayment fees and gains on the exercise of purchase options, as compared with $477,000, or $0.02 per share, for the same period in 1997.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

The annual meeting of shareholders of Health Care REIT, Inc. was duly called and held on April 22, 1997 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Company's management and Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the management's nominees for election as directors as listed in the Proxy Statement, and all such nominees were elected.

Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

          Proposal #1 - The election of three directors:

            Nominee                                   For                               Against
----------------------------------       -----------------------------        ---------------------------
Pier C. Borra                                      20,160,025                               190,946
George L. Chapman                                  20,180,539                               170,432
Sharon M. Oster                                    20,136,588                               214,383


          Proposal #2 - The approval of an amendment to the Company's 1995 Stock
Incentive Plan:


For                                         10,782,112
Against                                      1,698,646
Abstain                                        500,699


          Proposal #3 - The approval of the Company's Stock Plan for
Non-Employee Directors:

For                                         11,083,659
Against                                      1,414,139
Abstain                                        483,659


          Proposal #4 - The approval of an amendment to the Company's By-Laws:

For                                         19,887,943
Against                                        141,289
Abstain                                        321,739


          Proposal #5 - The ratification of the appointment of Ernst &
Young LLP as independent auditors for the fiscal year 1997:

For                                         20,104,502
Against                                         90,124
Abstain                                        156,345

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

Date:       August 5, 1997            By:  GEORGE L. CHAPMAN
     --------------------------          -----------------------------------
                                           George L. Chapman,
                                           Chairman, Chief Executive Officer,
                                           and President

Date:       August 5, 1997            By:  EDWARD F. LANGE, JR.
     -------------------------           -----------------------------------
                                           Edward F. Lange, Jr.,
                                           Chief Financial Officer


Date:       August 5, 1997            By:  MICHAEL A. CRABTREE
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