Form 10-Q
period 1997-09-30
HEALTH CARE REIT INC /DE/
filed 1997-11-12
CIK 766704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             SEPTEMBER 30, 1997
                              --------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________



                             HEALTH CARE REIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      34-1096634
-------------------------------                   -------------------------
(State or jurisdiction of                             (I.R.S. Employer
incorporation or organization)                       Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio                       43604
-------------------------------------             --------------------------
(Address of principal executive office)                   (Zip Code)

(Registrant's telephone number, including area code)      (419) 247-2800
                                                     ---------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 24,124,633 shares

                             HEALTH CARE REIT, INC.

                                      INDEX


                                                                                           Page
                                                                                           ----

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets - September 30, 1997
                  and December 31, 1996                                                      3

                  Consolidated Statements of Income - Three
                  and nine months ended September 30, 1997 and 1996                          4

                  Consolidated Statements of Shareholders'
                  Equity - Nine months ended September 30, 1997
                  and 1996                                                                   5

                  Consolidated Statements of Cash Flows-
                  Nine months ended September 30, 1997 and 1996                              6

                  Notes to Unaudited Consolidated Financial Statements                       7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        9


Part II.          OTHER INFORMATION

Item 4.           Other Information                                                         11

Item 5.           Exhibits and Reports on Form 8-K                                          11


SIGNATURES                                                                                  12

EXHIBIT INDEX                                                                               13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                         SEPTEMBER 30            DECEMBER 31
                                                                             1997                   1996
                                                                          (UNAUDITED)               (NOTE)
                                                                       -----------------       -----------------
                                                                                     (IN THOUSANDS)
ASSETS
Real estate investments:
   Loans receivable:
   Mortgage loans                                                      $         347,414       $         292,442
   Construction loans                                                             50,142                  61,013
   Working capital loans                                                           7,068                   4,727
                                                                       -----------------       -----------------
                                                                                 404,624                 358,182
   Investment in operating leases                                                243,422                 153,623
   Investment in direct financing leases                                          10,638                  10,876
                                                                       -----------------       -----------------
                                                                                 658,684                 522,681
   Less allowance for losses                                                     (10,237)                 (9,787)
                                                                       -----------------       -----------------
NET REAL ESTATE INVESTMENTS                                                      648,447                 512,894

Other Assets:
     Investments                                                                   2,803                     768
     Deferred loan expenses                                                        2,442                   1,432
     Cash and cash equivalents                                                    28,090                     581
     Receivables and other assets                                                  4,853                   4,156
                                                                       -----------------       -----------------
                                                                                  38,188                   6,937
                                                                       -----------------       -----------------
TOTAL ASSETS                                                           $         686,635       $         519,831
                                                                       =================       =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit arrangements                      $          85,600       $          92,125
     Other long-term obligations                                                 170,693                  92,270
     Accrued expenses and other liabilities                                       17,866                   9,900
                                                                       -----------------       -----------------
TOTAL LIABILITIES                                                                274,159                 194,295

Shareholders' equity:
     Preferred Stock, $1.00 par value:
         Authorized - 10,000,000 shares
         Issued and outstanding - None
     Common Stock, $1.00 par value:
         Authorized - 40,000,000 shares
         Issued and outstanding - 22,124,633
              in 1997 and 18,320,291 in 1996                                      22,125                  18,320
     Capital in excess of par value                                              381,602                 298,281
     Undistributed net income                                                      8,796                   8,167
     Unrealized gains on investment securities
         available for sale                                                        2,475                     768
     Unamortized restricted stock                                                 (2,522)
                                                                       -----------------       -----------------
TOTAL SHAREHOLDERS' EQUITY                                                       412,476                 325,536
                                                                       -----------------       -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $         686,635       $         519,831
                                                                       =================       =================

NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES





                                                          THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                             SEPTEMBER 30                                 SEPTEMBER 30
                                                       1997                 1996                     1997                1996
                                                 ------------------   -----------------       -----------------  -------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
     Interest income                             $          11,694    $          9,664          $     33,629       $        26,764
     Prepayment fees                                             0                 844                   477                 2,385
     Operating leases:
         Rent                                                5,694               2,487                16,118                 6,713
         Gain on exercise of options                             0                   0                     0                   155
     Direct financing leases:
         Lease income                                          357                 366                 1,071                 1,099
         Gain on exercise of options                             0                   0                     0                   421
     Loan and commitment fees                                  779                 681                 2,080                 1,946
     Other income                                               35                  26                   201                   101
                                                 -----------------    ----------------          ------------       ---------------
              Total Revenue                      $          18,559    $         14,068          $     53,576       $        39,584

EXPENSES:
     Interest expense                            $           3,871    $          3,703          $     11,634       $        11,263
     Loan expense                                              172                 204                   550                   594
     Provision for depreciation                              1,348                 637                 3,809                 1,667
     Provision for losses                                      150                 150                   450                   450
     Disposition of investment                                   0                 808                     0                   808
     General and administrative expenses                     1,245               1,183                 3,606                 3,173
                                                ------------------   -----------------       ---------------     -----------------
              Total expenses                     $           6,786    $          6,685                20,049                17,955
                                                ------------------   -----------------       ---------------     -----------------

                  Net Income                     $          11,773    $          7,383          $     33,527       $        21,629
                                                 =================   =================       ===============     =================

Average number of shares outstanding                        22,088              14,818                21,127                13,315

Net income per share                             $            0.53    $           0.50          $       1.59       $          1.62

Dividends per share                              $           0.530    $          0.520          $      1.575       $         1.560



See notes to unaudited consolidated financial statements

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


   HEALTH CARE REIT, INC. AND SUBSIDIARIES





                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                                      1997                 1996
                                                                                ------------------------------------
                                                                                            (IN THOUSANDS)

    Balances at beginning of period                                             $        325,536     $       187,598
    Net income                                                                            33,527              21,629
    Proceeds from issuance of shares under  the
      dividend reinvestment plan - 137,616 in
      1997 and 96,005 in 1996                                                              3,303               2,013
    Proceeds from issuance of shares under the
      employee stock incentive plan - 186,726
      in 1997 and 40,000 in 1996                                                           4,073                 714
    Net proceeds from sale of 3,480,000 shares in 1997
      and 3,910,000 in 1996                                                               79,750              82,270
    Change in net unrecognized gain on
      investment securities available for sale                                             1,706                 593
    Reserved for restricted stock, net of amortization                                    (2,522)

    Cash dividends paid                                                                  (32,897)            (20,064)
                                                                                 -----------------    ----------------

    Balances at end of period                                                    $       412,476      $      274,753
                                                                                 ===============      ==============




   See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30
                                                                                                1997                 1996
                                                                                           ----------------------------------
                                                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                                                $    33,527          $    21,629
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                                                  3,853                1,676
      Provision for losses, net of charge-offs                                                      450                  168
      Disposition of investment                                                                                          808
      Amortization of loan and organization expenses                                                552                  595
      Loan and commitment fees earned less than cash received                                     3,240                1,335
      Direct financing lease income less than cash received                                         238                  117
      Rental income in excess of cash received                                                  ( 1,090)                (326)
      Interest income in excess of cash received                                                    (25)                (129)
      Increase in accrued expenses and other liabilities                                          4,726                2,035
      Increase in other receivables and prepaid items                                               410                 (464)
                                                                                              ---------          -----------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                                            45,881               27,444

INVESTING ACTIVITIES
  Investment in operating-lease properties                                                      (90,851)             (33,438)
  Investment in loans receivable                                                                (92,457)            (118,168)
  Principal collected on loans                                                                   18,654               29,750
  Proceeds from defeasance escrow                                                                24,628
  Proceeds from exercise of lease purchase options                                                                     9,508
  Other                                                                                            (390)                (181)
                                                                                            -----------          -----------
                NET CASH USED IN INVESTING ACTIVITIES                                          (140,416)            (112,529)

FINANCING ACTIVITIES
  Net payments under line of credit arrangements                                                 (6,525)             (12,975)
  Principal payments on long-term obligations                                                    (1,577)                (304)
  Net proceeds from the issuance of shares                                                       84,604               85,084
  Borrowings under Senior Notes                                                                  80,000               30,000
  Assumption of mortgage loan payable                                                                                  6,539
  Increase in deferred loan expense                                                              (1,561)                (579)
  Cash distributions to shareholders                                                            (32,897)             (20,064)
                                                                                            -----------          -----------
          NET CASH PROVIDED FROM FINANCING ACTIVITIES                                           122,044               87,701

Increase in cash and cash equivalents                                                            27,509                2,616
                                                                                            -----------          -----------

Cash and cash equivalents at beginning of period                                                    581                  860
                                                                                            -----------          -----------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    28,090          $     3,476
                                                                                            ===========          ===========

Supplemental Cash Flow Information -- Interest Paid                                         $     9,136          $     8,305
                                                                                            ===========          ===========
See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily an indication of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Net income per share has been computed by dividing net income by the average number of common shares.

NOTE B - REAL ESTATE INVESTMENTS

During the nine months ended September 30, 1997, the Company provided permanent mortgage financings of $48,791,000, invested $38,202,000 in operating leases and made construction advances of $98,251,000. During the nine months ended September 30, 1997, the Company received principal payments on real estate mortgages of $18,654,000 and had net advances on working capital loans of $2,341,000.

With respect to the above-mentioned construction advances, funding associated with 28 construction loans represented $55,175,000, and funding for construction in progress in connection with 22 properties owned directly by the Company totaled $43,076,000. During the nine months ended September 30, 1997, nine of the construction loans completed the construction phase of the Company's investment process and were converted to investments in permanent mortgage loans, with an aggregate investment of $66,989,000. Also during the nine months ended September 30, 1997, three of the construction properties in progress completed the construction phase of the Company's investment process and were converted to permanent operating leases, with an aggregate investment balance of $11,535,000.


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

In March, 1997, the Company issued 3,150,000 shares of Common Stock, $1.00 par value per share, at the price of $24.375 per share, which generated net proceeds to the Company of $72,265,000.

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

The Company has a total of $185,000,000 in unsecured credit facilities bearing interest at the lenders' prime rate or LIBOR plus 1.125%, of which $99,400,000 was available at September 30, 1997.


NOTE D - INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale are stated at fair value with unrealized gains and losses reported in a separate component of shareholders' equity. At September 30, 1997, available-for-sale securities reflected the market value of the common stock of two publicly owned corporations.


NOTE E - CONTINGENT LIABILITIES

As disclosed in the financial statements for the year ended December 31, 1996, the Company was contingently liable for certain obligations amounting to $18,815,000. No significant change in these contingencies had occurred as of September 30, 1997.


NOTE F - DISTRIBUTIONS PAID TO SHAREHOLDERS

On August 20, 1997, the Company paid a dividend of $0.53 per share to shareholders of record on August 4, 1997. This dividend related to the period from April 1, 1997 through June 30, 1997.


NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. The impact on primary earnings per share and fully diluted earnings per share is not expected to be material. In addition, the FASB has issued Statement No. 129 (Disclosure of Information about Capital Structure), Statement No. 130 (Reporting Comprehensive Income) and Statement No. 131 (Disclosure of Segments of an Enterprise and Related Information), which are not anticipated to have a material effect on the Company.


NOTE H - SUBSEQUENT EVENTS

On July 22, 1997, the Company declared a dividend of $0.535 per share payable on November 20, 1997 to shareholders of record on November 3, 1997. The dividend relates to the period from July 1, 1997 through September 30, 1997.

In October 1997, the Company issued 2,000,000 shares of Common Stock, $1.00 par value per share, at the price of $26.625 per share, which generated net proceeds to the Company of $50,900,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1997, the Company's net real estate investments totaled approximately $648,447,000, which included 51 skilled nursing facilities, 100 assisted living facilities, 10 retirement centers, six specialty care facilities and two behavioral care facilities. The Company funds its investments through a combination of long-term and short-term financing, utilizing both debt and equity.

As of September 30, 1997, the Company had shareholders' equity of $412,476,000 and a total outstanding debt balance of $256,293,000, which represents a debt to equity ratio of 0.62 to 1.0.

In January 1997, in connection with the underwriters' exercise of an over allotment option associated with the Company's December 18, 1996 offering of 2,200,000 shares of common stock, the Company issued 330,000 shares of Common Stock, $1.00 par value per share, at the price of $23.875 per share, which generated net proceeds of $7,485,000 to the Company.

In March 1997, the Company issued 3,150,000 shares of Common Stock, $1.00 par value per share, at the price of $24.375 per share, which generated net proceeds to the Company of $72,265,000.

In April 1997, the Company completed the sale of $80 million of Senior Unsecured Notes. The Company priced $20 million of notes due 2000, $20 million of notes due 2002 and $40 million of notes due 2004. The notes have a weighted average interest rate of 7.91%.

During the nine months ended September 30, 1997, the proceeds derived from the Company's capital raising activities were used to reduce bank debt under the Company's revolving lines of credit arrangements.

In March 1997, the Company closed a $175 million unsecured credit facility which replaced the Company's then existing secured credit facility. Simultaneous with the closing of the new credit facility, all senior noteholders released collateral which had served as security for the Company's then outstanding $82 million of senior indebtedness.

As of September 30, 1997, the Company had approximately $283,620,000 in unfunded commitments. Under the Company's line of credit arrangements, available funding totaled $99,400,000. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, finance future investments, and meet debt service and dividend requirements.

RESULTS OF OPERATIONS
---------------------

Revenues for the three months ended September 30, 1997 were $18,559,000 as compared with $14,068,000 for the three months ended September 30, 1996. Revenue growth resulted primarily from increased interest income of $2,030,000 and increased operating lease income of $3,207,000 as a result of additional real estate investments made during the past twelve months.

Revenues for the nine months ended September 30, 1997 were $53,576,000 as compared with $39,584,000 for the nine months ended September 30, 1996, an increase of $13,992,000 or 35%. Revenue growth resulted primarily from increased interest income of $6,865,000 and increased operating lease income of $9,405,000 as a result of additional real estate investments made during the past twelve months.

The growth in interest and rental income for the three and nine month periods ended September 30, 1997 was offset by prepayment fees and gains on the exercise of purchase options earned during the second and third quarters of 1996, which totaled $2,117,000 and $844,000 respectively, as compared with $477,000 for the second quarter of 1997. There were no such prepayment fees or gains during the third quarter of 1997.

Expenses for the three months ended September 30, 1997 totaled $6,786,000, an increase of $101,000 from expenses of $6,685,000 for the same period in 1996. Expenses for the nine months ended September 30, 1997 totaled $20,049,000, an increase of $2,094,000 from expenses of $17,955,000 for the same period in 1996. The increase in total expenses for the three and nine month periods ended September 30, 1997 was primarily related to an increase in interest expense, additional expense associated with the provision for depreciation and an increase in general and administrative expenses. Expenses for the three and nine month periods ended September 30, 1996 were negatively influenced by a $808,000 disposition of investment expense associated with the Company's elimination of certain investments in behavioral care facilities.

Interest expense for the three months ended September 30, 1997 was $3,871,000 as compared to $3,703,000 for the same period in 1996. For the nine month period ended September 30, 1997, interest expense totaled $11,634,000 as compared to $11,263,000 for the same period in 1996. The increases in the 1997 periods were primarily due to the issuance of $80,000,000 Senior Notes in April 1997. The increases in the 1997 periods were offset by the amount of capitalized interest recorded in the 1997 periods.

The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. The Company's interest expense is reduced by the amount capitalized. Capitalized interest for the three and nine month periods in 1997 totaled $663,000 and $1,290,000 respectively, as compared with $72,000 and $107,000 for the same periods in 1996.

The provision for depreciation for the three and nine month periods ended September 30, 1997 totaled $1,348,000 and $3,809,000 respectively, an increase of $711,000 and $2,142,000 over the comparable periods in 1996 as a result of additional investments in properties owned directly by the Company.

General and administrative expense for the three and nine month periods ended September 30, 1997 totaled $1,245,000 and $3,606,000 respectively, as compared with $1,183,000 and $3,173,000 for the same periods in 1996. The expenses for the three and nine month periods in 1997 were 6.71% and 6.73% of revenues as compared with 8.41% and 8.02% for the same periods in 1996.

As a result of the various factors mentioned above, net income for the three and nine month periods ended September 30, 1997 was $11,773,000, or $0.53 per share, and $33,527,000, or $1.59 per share, respectively, as compared with $7,383,000, or $0.50 per share, and $21,629,000, or $1.62 per share, for the comparable periods in 1996. Net income for the nine months ended September 30, 1996 included $2,961,000, or $0.22 per share, of prepayment fees and gains on the exercise of purchase options, as compared with $477,000, or $0.02 per share, for the same period in 1997.

                           PART II. OTHER INFORMATION


ITEM 4.  OTHER INFORMATION
         -----------------

On July 15, 1997, the Company issued a press release in which it announced that during the first and second quarters of 1997, it had funded $131 million of new investments.

On July 22, 1997, the Company issued a press release in which it announced that the Board of Directors voted to pay a quarterly dividend of $0.53 per share on August 20, 1997 payable to shareholders of record as of August 4, 1997.

On July 23, 1997, the Company issued a press release in which it announced financial results for the second quarter 1997.


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K
         ---------------------------------

          (a)     Reports

                  27       Financial Data Schedule
                  99.1     Press release dated July 15, 1997
                  99.2     Press release dated July 22, 1997
                  99.3     Press release dated July 23, 1997




          (b)     Reports on Form 8-K

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HEALTH CARE REIT, INC.



Date:   November 12, 1997           By:   GEORGE L. CHAPMAN
     -----------------------           ----------------------
                                          George L. Chapman,
                                          Chairman, Chief Executive Officer, and
                                          President



Date:   November 12, 1997           By:   EDWARD F. LANGE, JR.
     ----------------------            ------------------------
                                          Edward F. Lange, Jr.,
                                          Chief Financial Officer




Date:   November 12, 1997           By:   MICHAEL A. CRABTREE
     ----------------------            ----------------------
                                          Michael A. Crabtree,
                                          Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


The following documents are included in this Form 10-Q as Exhibits:


      DESIGNATION
      NUMBER UNDER
      ITEM 601 OF
     REGULATION S-K                            EXHIBIT DESCRIPTION
     --------------                            -------------------

            27                        Financial Data Schedule

            99.1                      Press release dated July 15, 1997

            99.2                      Press release dated July 22, 1997

            99.3                      Press release dated July 23, 1997