Form 10-K
period 1997-12-31
HEALTH CARE REIT INC /DE/
filed 1998-02-06
CIK 766704

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ------------

For the fiscal year ended DECEMBER 31, 1997          Commission File No. 1-8923

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
          Title of Each Class                        on Which Registered
          -------------------                        -------------------
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
                            Yes  X      No
                                ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.
                                       [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant on February 5, 1998 was $681,752,000 based on the reported closing sales price of such shares on the New York Stock Exchange for that date. As of February 5, 1998, there were 24,348,280 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the annual shareholders' meeting to be held April 21, 1998, are incorporated by reference into Part III.

                             HEALTH CARE REIT, INC.
                          1997 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                     PART I



                                                                           Page
                                                                           ----

Item  1.  Business...........................................................3
Item  2.  Properties........................................................11
Item  3.  Legal Proceedings.................................................12
Item  4.  Submission of Matters to a Vote of Security Holders...............12

                                     PART II

Item  5.  Market for the Registrant's Common Equity and
             Related Stockholder Matters....................................12
Item  6.  Selected Financial Data...........................................13
Item  7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................14
Item  8.  Financial Statements and Supplementary Data.......................17
Item  9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure............................32

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................32
Item 11.  Executive Compensation............................................32
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management.................................................32
Item 13.  Certain Relationships and Related Transactions....................32

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K............................................32

                                     PART I
ITEM 1.     BUSINESS

GENERAL

Health Care REIT, Inc. (the "Company") is a self-administered real estate investment trust that invests in health care facilities, primarily nursing homes, assisted living facilities and retirement centers. The Company also invests in specialty care facilities. As of December 31, 1997, long-term care facilities, which include nursing homes, assisted living facilities and retirement centers, comprised approximately 86% of the investment portfolio. Founded in 1970, the Company was the first real estate investment trust to invest exclusively in health care facilities.

As of December 31, 1997, the Company had $733,509,000 of real estate investments, inclusive of credit enhancements, in 183 facilities located in 29 states and managed by 49 different operators. At that date, the portfolio included 116 assisted living facilities, 49 nursing homes, 10 retirement centers, six specialty care facilities, and two behavioral care facilities. At December 31, 1997, the Company had approximately $275,017,000 in unfunded commitments.

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

PORTFOLIO OF PROPERTIES

The following table reflects the diversification of the Company's portfolio as of December 31, 1997:


                                                                    Number
                                       Percentage       Number        of      Investment     Number     Number
       Type of         Investments         of            of         Beds/      Per Bed/       of          of
      Facility             (1)         Portfolio     Facilities     Units      Unit(2)    Operators   States(3)
      --------        ------------     ---------     ----------     -----      -------    ---------   ---------
                     (In thousands)

Assisted Living
Facilities              $350,159           48%            116        7,812     $66,732        19          17

Nursing Homes            233,103           32%             49        6,430      38,223        23          17


Specialty Care
Facilities                92,591           13%              6          713     129,861        3           5

Retirement
Centers                   47,332            6%             10        1,054      49,807        6           7

Behavioral Care                             1%
Facilities                10,324                           2%          294      35,115        1           1
                          ------          ----         ------       ------

 Totals                 $733,509          100%            183       16,303
                        ========          ====          =====       ======

--------------------------------------------

(1) Investments include real estate investments and credit enhancements which amounted to $717,944,000 and $15,565,000, respectively.

(2) Investment Per Bed/Unit was computed by using the total investment amount of $922,500,000 which includes real estate investments, unfunded commitments for which initial funding has commenced, and credit enhancements which total $717,944,000, $188,991,000 and $15,565,000, respectively.

(3) The Company has investments in properties located in 29 states, managed by 49 different operators.

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

   Assisted Living Facilities

The assisted living facilities provide services to aid in everyday living, such as bathing, meals, security, transportation, recreation, medication supervision and limited therapeutic programs. More intensive medical needs of the resident are often met within assisted living facilities by home health providers, close coordination with the resident's physician and skilled nursing facilities. Assisted living facilities are increasingly successful as lower cost, less institutional alternatives for the health problems of the elderly or medically frail.

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

The Company's investments primarily take the form of operating lease transactions, permanent mortgage loans and construction financings. Substantially all of the Company's mortgage loans are designed with escalating rate structures that may result in principal payment prior to maturity. The Company's policy is to structure long term financings to maximize returns. The Company believes that appropriate new investments will be available in the future with substantially the same spreads over its costs of borrowing regardless of interest rate fluctuations.

Mortgage loans and operating leases are normally secured by guarantees and/or letters of credit. As of December 31, 1997, letters of credit from commercial banks, and cash deposits aggregating $39,159,000 were available to the Company as security for operating lease, permanent mortgage loan and construction loan obligations. In addition, the leases and loans are generally cross-defaulted and the loans are cross-collateralized with any other mortgage loans, leases, or other agreements between the operator or any affiliate of the operator and the Company.

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

For certain investments, the Company receives warrants or other similar equity instruments that provide the Company with an opportunity to share in an operator's enterprise value. As of December 31, 1997, the Company had warrants from 13 operators to purchase their common stock or partnership interest. None of the warrants are publicly traded. In one instance, the underlying common stock that relates to one set of warrants is publicly traded, and the market price of the common stock exceeded the exercise price of the related warrants at December 31, 1997.

In connection with investments in two operators, the Company also received warrants that were converted into shares of common stock. As of December 31, 1997, those shares of common stock were recorded on the Company's balance sheet at a value of $4,402,000.


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

The net value of the Company's completed leased properties aggregated approximately $250,225,000 at December 31, 1997. The base rents range from approximately 9.1% to 16.7% per annum of the Company's equity investment in the leased properties. The base rents for the renewal periods are generally fixed rents set at a spread above the Treasury yield for the corresponding period. In addition, the Company typically charges a lease commitment fee at the initiation of the transaction.

   Permanent Mortgage Loans

The Company's investments in permanent mortgage loans are structured to provide the Company with interest income, principal amortization and commitment fees. Virtually all of the approximately $377,638,000 of permanent mortgage loans as of December 31, 1997 were first mortgage loans.

The interest rate on the Company's investments in permanent mortgage loans for operating facilities ranges from 9.96% to 13.24% per annum on the outstanding balances. The yield to the Company on permanent mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan and any interest rate adjustments.

The permanent mortgage loans for operating facilities made through December 31, 1997 are generally subject to seven to ten year terms with 25-year amortization schedules that provide for a balloon payment of the outstanding principal balance at the end of the term. Generally, the permanent mortgage loans provide five to seven years of prepayment protection.

   Construction Financing

The Company provides construction financing that by their terms converts either into a long-term operating lease or mortgage loan upon the completion of the facilities. Generally, the rates on the outstanding balances of the Company's construction financings are 225 to 350 basis points over the prime rate of a specified financial institution. The Company also typically charges a commitment fee at the commencement of the financing. The construction financing period commences upon funding and terminates upon the earlier of the completion of development of the applicable facility or the end of a specified period, generally 12 to 18 months. During the term of the construction financing, funds are advanced pursuant to draw requests made by the operator in accordance with the terms and conditions of the applicable financing agreement, which terms require, among other things, a site visit by a Company representative prior to the advancement of funds. Monthly payments are made on the total amount of the proceeds advanced during the development period.

During the construction financing period, the Company generally requires additional security and collateral in the form of either payment and performance bonds and/or completion guarantees by either one, or a combination of, the operator's parent entity, other affiliates of the operator, or one or more of the individual principals of the operator.

At December 31, 1997, the Company had outstanding construction financings of $74,748,000 ($47,050,000 leased properties and $27,698,000 mortgage loans) and was committed to providing additional financing of approximately $164,744,000 to complete construction.


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


ALLOWANCE FOR LOSSES

The Company maintains an allowance for possible losses that is evaluated quarterly to determine its adequacy. See Notes 1 and 5 of Notes to Financial Statements. At December 31, 1997, the total allowance of $4,387,000 was not allocated to any specific properties. The Company believes that its allowance is adequate.


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


EMPLOYEES

As of December 31, 1997, the Company employed 19 full-time employees.

CERTAIN GOVERNMENT REGULATIONS

The Company invests in single purpose health care facilities. The Company's customers must comply with the licensing requirements of federal, state and local health agencies, and with the requirements of municipal building codes, health codes, and local fire departments. In granting and renewing a facility's license, the state health agency considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and clinical staffs, the quality of health care programs and compliance with applicable laws.

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

Under Medicare and Medicaid programs, acute care hospitals are generally paid a fixed amount per discharge (based on the patient's diagnosis) for inpatient services. Behavioral and rehabilitation hospitals are generally paid on a cost basis, subject to limitations based on a "target amount" per discharge. The target amount is based on updates to the facility's costs per discharge in a base year. Medicare payment rules for such hospitals were changed effective October 1, 1997 to further limit reimbursable costs, reduce payment incentives for providers whose costs are below the target amount, and reduce capital-related payments by 15%. The target amount for any facility is now capped at the 75th percentile of the target amounts for facilities of the same type. (For new facilities, the target is 110% of the median costs per discharge of similar hospitals.) In addition, the target amount update is set at 0% for federal fiscal 1998. Depending on how the facility's costs per discharge compare to its target amount, increases thereafter range from 0% to the "market basket" percentage reflecting the inflation rate for costs of items purchased by similar facilities.

In addition, payments to rehabilitation hospitals and units will be based on fixed rates per discharge that vary according to the nature of the patient's condition. The new system will be phased in over three years beginning with the cost reporting year commencing after October 1, 2000.

Medicare and Medicaid programs have traditionally reimbursed nursing facilities for the reasonable direct and indirect allowable costs incurred in providing routine services (as defined by the programs), subject to certain cost ceilings. Recent legislation changes the Medicare payment methodology for skilled nursing facilities effective for cost reporting years commencing after July 1, 1998. The cost-based system is replaced by a federal per diem rate that is phased in over three years. (New facilities are immediately paid based on the federal rate.) The new per diem rate will be the sole payment for both direct nursing care ("Part A services") and ancillary services that were previously billed separately from the cost-based reimbursement system ("Part B services"). Capital costs are also included in the per diem rate. Many states have also converted to a system based on prospectively determined fixed rates, which may be based in part on historical costs.

Until 1997, state Medicaid programs were required to pay hospitals and nursing facilities based on rates that were reasonable and adequate to meet the costs that must be incurred by efficiently and economically operated facilities in order to provide services in conformity with federal and state standards and to assure reasonable access to patients. This law restricted the ability of the states to reduce Medicaid payments. Congress repealed this requirement in 1997. Under the new law, states need only publish the methodology used to develop the proposed rates, along with a justification for the methodology, and allow public comment. This change could result in reduced Medicaid payments to facilities operated by the Company's customers.

Medicare and Medicaid regulations could adversely affect the resale value of the Company's health care facilities. Medicare regulations provide that effective December 1, 1997, when a facility changes ownership (by sale or under certain lease transactions), reimbursement for depreciation and interest will be based on the cost to the owner of record as of August 5, 1997, less depreciation allowed. Previously, the buyer would use its cost of purchase up to the original owner's historical cost BEFORE depreciation. Medicaid regulations allow a limited increase in the valuation of nursing facilities (but not hospitals) during the time the seller owned the facility. Other Medicaid regulations provide that upon resale, facilities are responsible to pay back prior depreciation reimbursement payments that are "recaptured" as a result of the sale.

Recent interpretations of the Medicare laws limit the ability of hospitals and nursing facilities to be reimbursed for interest costs that are deemed to be unnecessary because the facilities have other funds derived from patient care activities that were put to other uses (such as investments) or transferred to related parties. This could reduce reimbursement to Company customers for interest on loans from the Company.

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

Recent federal legislation substantially expanded activities to enforce laws against fraud and abuse in federally funded health care programs. These laws prohibit misrepresentations in billings and cost reports, payments to parties who influence purchases or referrals of covered services, and provision of unnecessary services.

On February 2, 1998 President Clinton submitted a budget proposed to Congress that included a plan to allow able-bodied people aged 55 to 64 to buy in to the Medicare program. The budget also proposed further expansion of the federal government's enforcement programs against health care fraud and abuse. It is impossible to predict with any certainty what form any budget legislation may ultimately take.

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

Generally, for each taxable year during which the Company qualifies as a real estate investment trust, it will not be taxed on the portion of its taxable income (including capital gains) that is distributed to shareholders. Any undistributed income or gains will be taxed to the Company at regular corporate tax rates. Beginning in 1998, any undistributed net long term capital gains taxed to the Company will be treated as having been distributed to the shareholders and will be included by them in determining the amount of their capital gains. The tax paid by the Company on those gains will be allocated among the shareholders and may be claimed as a credit on their tax returns. The shareholders will receive an increase in the basis of their shares in the Company equal to the difference the capital gain income and the tax credit allocated to them. The Company will be subject to tax at the highest corporate rate on its net income from foreclosure property, regardless of the amount of its distributions. The highest corporate tax rate is currently 35%. The Company may elect to treat any real property it acquires by foreclosure as foreclosure property. This would permit the Company to hold such property acquired before January 1, 1998 for up to two years and to hold property acquired after December 31, 1997 until the end of the third taxable year after the year of acquisition without adverse consequences. Subject to certain limitations, the Company will also be subject to an additional tax equal to 100% of the net income, if any, derived from prohibited transactions. A prohibited transaction is defined as a sale or disposition of inventory-type property or property held by the Company primarily for sale to customers in the ordinary course of its trade or business, which is not property acquired on foreclosure.

The Company is subject to a nondeductible federal excise tax equal to 4% of the amount, if any, by which 85% of its ordinary income plus 95% of its capital gain net income (plus distribution deficiencies from prior years) exceeds distributions actually paid or treated as paid to shareholders during the taxable year, plus current year income upon which the Company pays tax and any overdistribution from prior years. Due to the growth of the Company's income, primarily as a result of large capital gains from the exercise of purchase options under leases, the Company did not satisfy this requirement in 1997, 1996 and 1995 and incurred an excise tax of approximately $360,000, $317,000 and $326,000 respectively, in those years. There is a cumulative underdistribution of $15,926,000 that will carry over to 1998 and later years until reduced by distributions in a subsequent year that exceed the percentage of that year's income that is required to be distributed currently.

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

Distributions out of the Company's current or accumulated earnings and profits would be taxable to stockholders as dividends and would be eligible for the dividends received deduction for corporations. No portion of any distributions would be eligible for designation as a capital gain dividend. Further, the Company would be unable to pass through its undistributed capital gains and the related tax paid by the Company.

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

ITEM 2.     PROPERTIES

The Company's headquarters are currently located at One SeaGate, Suite 1500, Toledo, Ohio 43604. The following table sets forth certain information regarding the facilities that comprise the Company's investments as of December 31, 1997.

                                                                           (in thousands)
                                                                    -----------------------------
                                             Number       Number
                                               of        of Beds/      Total        Annualized
            Facility Location              Facilities     Units     Investment(1)   Income(2)
            -----------------              ----------     -----     -------------   ---------
NURSING FACILITIES:
   Arizona............................           3          351     $  16,959     $    2,025
   California.........................           1          122         3,872            444
   Colorado...........................           1          180         6,346            680
   Connecticut........................           2          240        14,956          1,462
   Florida............................           2          240         9,332          1,088
   Idaho..............................           3          404        19,857          2,174
   Indiana............................           1           50         1,058            168
   Kentucky...........................           1           92         4,488            514
   Massachusetts......................          12        1,726        67,301          7,188
   Michigan...........................           2          250         4,735            576
   Missouri...........................           2          220         9,873          1,066
   New York...........................           1          200         7,354            800
   Ohio...............................           7          762        27,650          3,243
   Oregon.............................           1          121         5,307            580
   Pennsylvania.......................           2          287        12,877          1,610
   Texas..............................           7        1,120        19,868          2,305
   West Virginia......................           1           65         1,270            224
                                               ---         ----     ---------     ----------
    Total.............................          49        6,430       233,103         26,147
ASSISTED LIVING FACILITIES:
   Connecticut........................           1           80         2,880            315
   Florida............................          16        1,008        42,390          4,598
   Georgia............................           3          292         7,024            688
   Idaho..............................           1           48         2,669            267
   Indiana............................           1           60         1,120            120
   Maryland...........................           3          261         5,670            616
   Massachusetts......................           1          131         5,185            555
   Montana............................           1           44         1,501            161
   New Jersey.........................           1          264        17,187          1,770
   New Mexico.........................           2          159         8,068            894
   New York...........................           5          606        41,970          4,524
   North Carolina.....................          14          748        25,706          2,613
   Ohio...............................           4          327        17,656          1,856
   Oklahoma...........................          16          540        23,651          2,520
   Pennsylvania.......................           5          541        30,877          3,522
   Texas..............................          38        2,466       107,213         11,590
   Virginia...........................           4          237         9,392          1,049
                                               ---      -------     ---------     ----------
    Total.............................         116        7,812       350,159         37,658
RETIREMENT CENTERS:
   Arizona............................           1          164         2,396            299
   California.........................           1           92         2,396            299
   Illinois...........................           2          320        11,991            244
   Indiana............................           2          111         2,502            268
   New Mexico.........................           1          150         7,420            171
   North Carolina.....................           2          159        16,091          1,666
   Texas..............................           1           58         4,536            480
                                               ---       ------     ---------     ----------
    Total.............................          10        1,054        47,332          3,427
SPECIALTY CARE FACILITIES:
   Arkansas...........................           1          117        29,000          3,347
   California.........................           2          416        32,149          3,824
   Minnesota..........................           1          n/a           530             66
   Texas..............................           1           70        13,750          1,431
   Washington D.C.....................           1          110        17,162          2,061
                                               ---       ------     ---------     ----------
    Total.............................           6          713        92,591         10,729
BEHAVIORAL CARE FACILITIES:
   Florida............................           2          294        10,324          1,084
                                               ---       ------     ---------     ----------
    TOTAL ALL FACILITIES:.............         183       16,303     $ 733,509     $   79,045
                                               ===      =======     =========     ==========

--------------------------

(1) Investments include real estate investments and credit enhancements which amounted to $717,944,000 and $15,565,000, respectively.

(2) Reflects contract rate of annual base rent or interest received or to be received upon completion of construction.

ITEM 3.     LEGAL PROCEEDINGS

None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The following table sets forth, for the periods indicated, the high and low prices of the Company's Common Stock on the New York Stock Exchange, as reported on the Composite Tape and dividends paid per share. There were 5,722 shareholders of record as of December 31, 1997.

                                                      SALES PRICE
                                                      -----------                  DIVIDENDS
                                                  HIGH             LOW               PAID
                                                  ----             ---               ----
1997
   First Quarter........................        $25.500          $23.625           $ 0.520
   Second Quarter.......................         25.000           22.250             0.525
   Third Quarter .......................         27.625           24.250             0.530
   Fourth Quarter.......................         28.750           25.500             0.535

1996
   First Quarter........................       $ 22.625         $ 17.875           $ 0.520
   Second Quarter.......................         23.000           20.500             0.520
   Third Quarter........................         23.250           20.875             0.520
   Fourth Quarter.......................         25.250           23.000             0.520

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 1997 are derived from the audited consolidated financial statements of the Company.


                                                                               Year Ended December 31,
                                                                  ------------------------------------------------
                                                                       (In thousands, except per share data)

                                                                  1997       1996      1995       1994      1993
                                                                  ----       ----      ----       ----      ----
OPERATING DATA
Revenues...................................................      $73,308    $54,402   $44,596    $42,732   $36,018
Expenses:
  Interest expense.........................................       15,365     14,635    12,752      9,684    10,817
  Provision for depreciation...............................        5,287      2,427     1,580      1,385       790
  General and administrative
    and other expenses (1).................................        6,178      6,664    10,835      6,710     4,356
  Settlement of management
    contract (2)...........................................           --         --     5,794         --        --
                                                                --------   --------   -------   --------  --------
Total expenses.............................................       26,830     23,726    30,961     17,779    15,963
                                                                --------   --------   -------   --------  --------
Net income.................................................      $46,478    $30,676   $13,635    $24,953   $20,055
                                                                 =======    =======   =======    =======   =======

OTHER DATA
Average number of shares outstanding (3):
     Basic.................................................       21,594     14,093    11,710     11,519     9,339
     Diluted...............................................       21,929     14,150    11,728     11,548     9,373
Cash available for distribution (4)........................      $56,856    $36,705   $27,938    $31,697   $22,780

PER SHARE
Net income:
     Basic.................................................     $   2.15    $  2.18   $  1.16   $   2.17  $   2.15
     Diluted...............................................         2.12       2.17      1.16       2.16      2.14
Cash distributions.........................................         2.11       2.08     2.075       2.01      1.93


                                                                                      December 31,
                                                                  ---------------------------------------------------
                                                                                      (In thousands)
                                                                  1997        1996        1995       1994       1993
                                                                  ----        ----        ----       ----       ----
BALANCE SHEET DATA
Real estate investments, net...............................      $713,557   $512,894    $351,924   $318,433   $276,858
Total assets...............................................       734,327    519,831     358,092    324,102    285,024
Total debt.................................................       249,070    184,395     162,760    128,273     96,311
Total liabilities..........................................       264,403    194,295     170,494    134,922    100,892
Total shareholders' equity.................................       469,924    325,536     187,598    189,180    184,132

--------------------------

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

(3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page 22.

(4) Cash available for distribution is defined as net cash provided from operating activities, but does not consider the effects of changes in operating assets and liabilities such as other receivables and accrued expenses. The Company uses cash available for distribution in evaluating investments and the Company's operating performance. Cash available for distribution does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's net real estate investments totaled approximately $713,557,000, which included 116 assisted living facilities, 49 nursing facilities, 10 retirement centers, six specialty care facilities and two behavioral care facilities. The Company funds its investments through a combination of long-term and short-term financing, utilizing both debt and equity.

During 1997, the Company provided permanent mortgage financings of $46,231,000, invested $66,779,000 in operating leases, made construction advances of $144,672,000, and funded $4,964,000 of equity related investments. During 1997, the Company received principal payments on real estate mortgages of $8,487,000, net draws on working capital loans of $1,529,000 and proceeds of $41,263,000 from the prepayment of mortgage loans.

During 1997, eight of the above-mentioned construction projects completed the construction phase of the Company's investment process and were converted to investments in operating leases, with an aggregate investment of $37,664,000, and 14 construction loans converted to permanent mortgage loans with an aggregate investment balance of $104,173,000.

As of December 31, 1997, the Company had shareholders' equity of $469,924,000 and a total outstanding debt balance of $249,070,000, which represents a debt to equity ratio of 0.53 to 1.0.

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

In October 1997, the Company issued 2,085,500 shares of Common Stock, $1.00 par value per share, at the price of $26.625 per share, which generated net proceeds to the Company of $52,963,000.

As of December 31, 1997, the Company had an unsecured revolving line of credit expiring March 31, 2000 in the amount of $175,000,000 bearing interest at the lender's prime rate or LIBOR plus 1.125%. In addition, the Company had an unsecured revolving line of credit in the amount of $10,000,000 bearing interest at the lenders' prime rate expiring January 31, 1999. At December 31, 1997, under the Company's line of credit arrangements, available funding totaled $106,600,000.

As of February 5, 1998, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $641,269,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

As of December 31, 1997, the Company had approximately $275,017,000 in unfunded commitments. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, finance future investments, and meet debt service and dividend requirements.

RESULTS OF OPERATIONS DECEMBER 31, 1997 VS. DECEMBER 31, 1996

Revenues for the year ended December 31, 1997 were $73,308,000 compared to $54,402,000 for the year ended December 31, 1996, an increase of $18,906,000 or 35%. Revenue growth resulted primarily from increased operating lease income of $12,330,000, interest income of $9,264,000, and loan and commitment fees of $429,000 from additional real estate investments made during the past twelve to fifteen months.

The growth in interest and rental income for the year ended December 31, 1997 was offset by prepayment fees and gains on the exercise of purchase options earned during 1996, which totaled $3,059,000 and $576,000 respectively, as compared with prepayment fees of $529,000 earned during 1997.

Expenses for the year ended December 31, 1997, totaled $26,830,000, an increase of $3,104,000 from expenses of $23,726,000 for the year ended December 31, 1996. The increase in total expenses for the year ended December 31, 1997 was primarily related to an increase in interest expense, additional expense associated with the provision for depreciation, and an increase in general and administrative expenses. Expenses for the year ended December 31, 1996 were negatively influenced by an $808,000 disposition of investment expense associated with the Company's elimination of certain investments in behavioral care facilities.

Interest expense for the year ended December 31, 1997 was $15,365,000 compared with $14,635,000 for the year ended December 31, 1996. The increase in interest expense during 1997 was primarily due to the issuance of $80,000,000 Senior Notes in April 1997. The increase in the 1997 period was offset by the amount of capitalized interest recorded in 1997.

The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. The Company's interest expense is reduced by the amount capitalized. Capitalized interest for the year ended December 31, 1997 totaled $2,306,000, as compared with $287,000 for the same period in 1996.

The provision for depreciation for the year ended December 31, 1997 totaled $5,287,000, an increase of $2,860,000 over the year ended 1996 as a result of additional operating lease investments.

General and administrative expense for the year ended December 31, 1997 totaled $4,858,000 as compared with $4,448,000 for the year ended December 31, 1996. The expenses for the year ended December 31, 1997 were 6.63% of revenues as compared with 8.18% for the year ended December 31, 1996.

As a result of the various factors mentioned above, net income for the year ended December 31, 1997 was $46,478,000, or $2.12 per share, as compared with $30,676,000, or $2.17 per share for the year ended December 31, 1996. Net income for the year ended December 31, 1996 included $3,635,000, or $0.26 per share, of prepayment fees and gains on the exercise of purchase options, as compared with $529,000, or $0.02 per share, for the year ended December 31, 1997. All per share amounts represent diluted earnings per share.

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

During 1996 the Company stated its intention to systematically eliminate its investments in behavioral care facilities. As a result, at September 30, 1996, the Company declared a disposition of investment associated with its behavioral care portfolio. As a result, any gains realized through the repayment or sale of investments associated with the Company's behavioral care facilities were added to the Company's general allowance for losses and applied against any losses incurred through the repayment or sale of behavioral care related investments. During the year ended December 31, 1996, the Company recorded an $808,000 disposition of investment expense as an offset to an $808,000 prepayment fee received from the repayment of two behavioral care related mortgage loans. Additionally, the Company's general allowance for losses was reduced by $481,000, resulting from the repayment of these loans.

As a result of the various factors mentioned above, net income for the year ended December 31, 1996, was $30,676,000 as compared to $13,635,000 for the year ended December 31, 1995. Net income per share for the year ended December 31, 1996, was $2.17 versus $1.16 for the year ended December 31, 1995. The per share increase resulted from an increase in net income offset by an increase in average shares outstanding during 1996. All per share amounts represent diluted earnings per share.

IMPACT OF INFLATION

During the past three years, inflation has not significantly affected the earnings of the Company because of the moderate inflation rate. Additionally, earnings of the Company are primarily long-term investments with fixed interest rates. These investments are mainly financed with a combination of equity, senior notes and borrowings under the revolving lines of credit. During inflationary periods, which generally are accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. Presuming the current inflation rate remains moderate and long-term interest rates do not increase significantly, the Company believes that equity and debt financing will continue to be available.


OTHER INFORMATION

This document and supporting schedules may contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in the future to differ materially from expected results. These risks and uncertainties include, among others, competition in the financing of health care facilities, the availability of capital, and regulatory and other changes in the health care sector, as described in the Company's filings with the Securities and Exchange Commission.

The Company has assessed its current computer software for proper functioning with respect to dates in the year 2000 and thereafter. The year 2000 issue and related costs are not expected to have a material impact on the operations of the Company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Directors
Health Care REIT, Inc.


We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                        ERNST & YOUNG LLP


January 30, 1998
Toledo, Ohio

                             HEALTH CARE REIT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31
                                                                               1997                    1996
                                                                       -----------------------------------------
ASSETS                                                                                  (IN THOUSANDS)
Real estate investments:
     Real property owned
     Land                                                              $          22,445       $          12,949
     Buildings & improvements                                                    239,549                 136,256
     Construction in progress                                                     47,050                  10,900
                                                                       ------------------      -----------------

                                                                                 309,044                 160,105
     Less accumulated depreciation                                              (11,769)                 (6,482)
                                                                       ------------------      -----------------

         Total real property owned                                               297,275                 153,623

     Loans receivable                                                            412,734                 358,182
     Direct financing leases                                                       7,935                  10,876
                                                                       -----------------       -----------------
                                                                                 717,944                 522,681
     Less allowance for losses                                                   (4,387)                 (9,787)
                                                                       -----------------       -----------------
         Net real estate investments                                             713,557                 512,894

Other Assets:
     Deferred loan expenses                                                        2,275                   1,432
     Cash and cash equivalents                                                     1,381                     581
     Investment securities                                                         9,635                     768
     Receivables and other assets                                                  7,479                   4,156
                                                                       ------------------      -----------------
                                                                                  20,770                   6,937
                                                                       ------------------      -----------------
Total assets                                                           $         734,327       $         519,831
                                                                       ==================      =================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit arrangements                      $          78,400       $          92,125
     Senior unsecured notes                                                      162,000                  82,000
     Bonds and mortgages payable                                                   8,670                  10,270
     Accrued expenses and other liabilities                                       15,333                   9,900
                                                                       ------------------      -----------------
Total liabilities                                                                264,403                 194,295

Shareholders' equity:
     Preferred Stock, $1.00 par value:
         Authorized - 10,000,000 shares
         Issued and outstanding - None
     Common Stock, $1.00 par value:
         Authorized - 40,000,000 shares
         Issued and outstanding - 24,341,030
              shares in 1997 and 18,320,291
              shares in 1996                                                      24,341                  18,320
     Capital in excess of par value                                              435,603                 298,281
     Undistributed net income                                                      8,841                   8,167
     Unrealized gains on investment
         securities available for sale                                             4,671                     768
     Unamortized restricted stock                                                (3,532)
                                                                       ------------------      -----------------
Total shareholders' equity                                                       469,924                 325,536
                                                                       ------------------      -----------------


Total liabilities and shareholders' equity                             $         734,327       $         519,831
                                                                       ==================      =================



See accompanying notes

                             HEALTH CARE REIT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                       YEAR ENDED DECEMBER 31
                                                           1997                  1996                  1995
                                                     --------------        ---------------       ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
     Interest on loans receivable                    $       45,999        $        36,735       $        30,837
     Prepayment fees                                            529                  3,059                 4,082
     Direct financing leases:
         Lease income                                         1,238                  1,464                 1,529
         Gain on exercise of options                                                   421
     Operating leases:
         Rents                                               22,178                  9,848                 6,352
         Gain on exercise of options                                                   155
     Loan and commitment fees                                 3,036                  2,607                 1,666
     Interest and other income                                  328                    113                   130
                                                     --------------        ---------------       ---------------
                                                             73,308                 54,402                44,596

Expenses:
     Interest expense                                        15,365                 14,635                12,751
     Provision for depreciation                               5,287                  2,427                 1,580
     General and administrative                               4,858                  4,448                 2,899
     Loan expense                                               720                    808                   752
     Provision for losses                                       600                    600                 4,800
     Disposition of investment                                                         808
     Settlement of management contract                                                                     5,793
     Management fees                                                                                       2,386
                                                     --------------        ---------------       ---------------
                                                             26,830                 23,726                30,961
                                                     --------------        ---------------       ---------------

Net income                                           $       46,478        $        30,676       $        13,635
                                                     ==============        ===============       ===============

Average number of shares outstanding:
     Basic                                                   21,594                 14,093                11,710
     Diluted                                                 21,929                 14,150                11,728

Net income per share:
     Basic                                           $         2.15        $          2.18       $          1.16
     Diluted                                                   2.12                   2.17                  1.16





See accompanying notes

                             HEALTH CARE REIT, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                    CAPITAL IN                                     UNAMORTIZED
                                      COMMON        EXCESS OF      UNDISTRIBUTED    UNREALIZED      RESTRICTED
                                       STOCK        PAR VALUE       NET INCOME         GAINS          STOCK           TOTAL
                                   -------------- --------------- ---------------- -------------- --------------- --------------
                                                                  (In thousands)

Balances at January 1, 1995          $  11,595       $  161,087     $  16,498                                       $ 189,180
Net income                                                             13,635                                          13,635
Proceeds from issuance of
    shares under the dividend
    reinvestment and stock
    incentive plans                        157            2,947                                                         3,104
Issuance of shares related
    to settlement of
    management contract                    282            4,766                                                         5,048
Unrealized gains on investment
    securities available for sale                                                    $     845                            845
Cash dividends paid--$2.075
    per share                                                         (24,215)                                        (24,215)
                                     ---------       ----------     ----------       ---------      ---------       ----------

Balances at December 31, 1995           12,034          168,800         5,918              845                        187,597
Net income                                                             30,676                                          30,676
Proceeds from issuance of
    shares under the dividend
    reinvestment and stock
    incentive plans                        176            3,479                                                         3,655
Proceeds from sale of shares,
    net of expenses of
    $6,433,000                           6,110          126,002                                                       132,112
Change in unrealized gains
    on investment securities
    available for sale                                                                     (77)                           (77)
Cash dividends paid --
    $2.08 per share                                                   (28,427)                                        (28,427)
                                     ---------       ----------   ------------       ----------     ---------       ----------

Balances at December 31, 1996           18,320          298,281         8,167              768                        325,536
Net income                                                             46,478                                          46,478
Proceeds from issuance of
    shares under the dividend
    reinvestment and stock
    incentive plans                        455           10,179                                     $  (3,789)          6,845
Proceeds from sale of shares,
    net of expenses of
    $7,477,000                           5,566          127,143                                                       132,709
Change in unrealized gains
    on investment securities
    available for sale                                                                   3,903                          3,903
Amortization of restricted
    stock grants                                                                                          257             257
Cash dividends paid --
    $2.11 per share                                                   (45,804)                                        (45,804)
                                     ---------       ----------   ------------       ---------      ---------     ------------

Balances at December 31, 1997        $  24,341       $  435,603     $   8,841        $   4,671      $  (3,532)      $ 469,924
                                     =========       ==========     ==========       =========      ==========      =========


See accompanying notes

                             HEALTH CARE REIT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                       1997               1996                1995
                                                 ------------------ ------------------ -------------------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
   Net income                                        $    46,478        $   30,676        $   13,635
   Adjustments to reconcile net income to
       net cash provided from operating
       activities:
           Provision for depreciation                      5,361             2,461             1,580
           Amortization                                      980               810               749
           Provision for losses                              600               600             4,800
           Disposition of investment                                           808
           Settlement of management contract                                                   5,002
           Loan and commitment fees earned
                less than cash received                    4,642             1,764             1,467
           Direct financing lease income less
                than cash received                           372                90               181
           Rental income in excess of
                cash received                             (1,548)             (370)
           Interest income (more than) less
                than cash received                           (29)             (134)              525
           Increase (decrease) in accrued
                expenses and other liabilities               790               401              (382)
           Increase in receivables and
                other assets                              (1,638)             (886)             (404)
                                                     ------------       -----------       -----------
Net cash provided from operating activities               56,008            36,220            27,153

INVESTING ACTIVITIES
   Investment in loans receivable                       (123,376)         (168,845)         (107,297)
   Investment in operating-lease properties             (135,835)          (66,083)           (2,976)
   Other investments                                      (4,964)
   Principal collected on loans                           49,750            60,659            69,697
   Proceeds from exercise of purchase options              2,569             9,508
   Other                                                    (213)             (221)               (3)
                                                     ------------       -----------       -----------
Net cash used in investing activities                   (212,069)         (164,982)          (40,579)

FINANCING ACTIVITIES
   Net (decrease) increase under line of
       credit arrangements                               (13,725)          (14,575)           35,800
   Borrowings under senior notes                          80,000            30,000
   Assumption of mortgage loan payable                                       6,539
   Principal payments on other long-term
       obligations                                        (1,600)             (329)           (1,313)
   Net proceeds from the issuance of shares              139,554           135,767             3,104
   Increase in deferred loan expense                      (1,564)             (492)              (25)
   Cash distributions to shareholders                    (45,804)          (28,427)          (24,215)
                                                     ------------       -----------       -----------
Net cash provided from financing activities              156,861           128,483            13,351
                                                     -----------        ----------        ----------
Decrease in cash and cash equivalents                        800              (279)              (75)
Cash and cash equivalents at beginning of year               581               860               935
                                                     -----------        ----------        ----------
Cash and cash equivalents at end of year             $     1,381        $      581        $      860
                                                     ===========        ==========        ==========





See accompanying notes

                             Health Care REIT, Inc.
                   Notes to Consolidated Financial Statements



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

LOANS RECEIVABLE

Loans receivable consist of long-term mortgage loans, construction-period loans maturing in two years or less, and working capital loans. Interest income on loans is recognized as earned based upon the principal amount outstanding. The loans are generally collateralized by a first or second mortgage on or assignment of partnership interest in the related facilities which consist of nursing homes, assisted living facilities, retirement centers, behavioral care facilities, and specialty care hospitals.

OPERATING LEASE PROPERTIES

Certain properties owned by the Company are leased under operating leases. These properties are recorded at the lower of cost or net realizable value. Depreciation is provided for at rates which are expected to amortize the cost of the assets over their estimated useful lives using the straight-line method. The leases provide for payment of all taxes, insurance and maintenance by the lessees. In general, operating lease income includes base rent payments plus fixed annual rent increases, which are recognized on a straight-line basis over the minimum lease period. This income is greater than the amount of cash received during the first half of the lease term.

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

                             Health Care REIT, Inc.
                   Notes to Consolidated Financial Statements


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

INVESTMENT SECURITIES

Management determines the appropriate classification of a security at the time of acquisition and reevaluates such designation as of each balance sheet date. If there is a readily determinable fair value, available-for-sale equity securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Other equity securities are stated at historical cost. Debt securities which are classified as held to maturity are stated at historical cost. Investment securities include the common stock of two corporations, which were obtained by the Company at no cost, the fair value of the common stock related to warrants in one corporation in excess of the exercise price, the preferred stock of two private corporations and subordinated debt securities in three corporations.

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

NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

NEW ACCOUNTING STANDARD

In 1997, the Financial Accounting Standards Board issued Statement No. 130, Comprehensive Income, which is effective for periods beginning after December 31, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components. The Company will adopt Statement 130 in the first quarter of 1998 and the impact will not be significant.

                             Health Care REIT, Inc.
                   Notes to Consolidated Financial Statements


2.     LOANS RECEIVABLE

The following is a summary of loans receivable (in thousands):

                                                                                December 31
                                                                     1997                        1996
                                                              ---------------------------------------------
Mortgage loans                                                $          375,693         $          290,515
Mortgage loans to related parties                                          1,945                      1,927
Construction loans                                                        27,698                     61,013
Working capital                                                            3,551
Working capital loans to related parties                                   3,847                      4,727
                                                              ------------------         ------------------

                                             TOTALS           $          412,734         $          358,182
                                                              ==================         ==================

Loans to related parties (various entities whose ownership includes two Company directors and former officers) included above are at competitive rates and are equal to or greater than the Company's net interest cost on borrowings to support such loans. The amount of interest income and loan and commitment fees from related parties amounted to $980,000, $3,089,000 and $3,378,000 for 1997, 1996 and 1995, respectively.

The following is a summary of mortgage loans at December 31, 1997 (in thousands):


   Final          Number                                                         Principal
  Payment          of                                                            Amount at           Carrying
    Due           Loans                      Payment Terms                       Inception            Amount
  -------         ------     ---------------------------------------             ----------          --------

   1999            2         Monthly payments from $15,734 to                $       6,350       $         5,037
                             $28,101, including interest from 10.64%
                             to 10.91%

   2001            3         Monthly payments from $17,602                          11,227                10,853
                             to $72,731, including interest from
                             10.50% to 12.0%

   2002            2         Monthly payments from $24,663 to                        8,455                 8,321
                             $60,481, including interest from 10.71%
                             to 12.0%

   2006            1         Monthly payment of $54,456,                             5,537                 5,484
                             including interest of 11.05%

   2007            3         Monthly payments from $27,611 to                       17,198                13,063
                             $73,483, including interest from
                             10.66% to 12.50%

   2008            6         Monthly payments from $18,399 to                       25,950                25,308
                             $82,769, including interest from
                             10.88% to 12.31%

   2009            5         Monthly payments from $27,285 to                       24,646                24,502
                             $68,341, including interest from
                             10.75% to 11.47%

   2010            6         Monthly payments from $39,849 to                       52,835                52,269
                             $140,857, including interest from
                             10.32% to 10.94%

                             Health Care REIT, Inc.
                   Notes to Consolidated Financial Statements




2.     LOANS RECEIVABLE (CONTINUED)

   Final          Number                                                          Principal
  Payment           of                                                            Amount at          Carrying
    Due           Loans                Payment Terms                              Inception           Amount
  -------         ------     ---------------------------------------             ----------          --------

   2011           11             Monthly payments from $24,370 to           $          47,163    $          47,163
                                 $86,557, including interest from
                                 9.98% to 11.50%

   2012            2             Monthly payments from $41,000 to                      32,843               32,810
                                 $278,883, including interest from
                                 11.54% to 12.19%

   2014            1             Monthly payment of $44,679,                            3,970                3,940
                                 including interest of 13.24%

   2015            5             Monthly payments from $23,653 to                      36,260               35,827
                                 $116,680, including interest from
                                 10.29% to 12.58%

   2016            12            Monthly payments from $13,002 to                      87,856               87,339
                                 $222,956, including interest from
                                 10.11% to 11.78%

   2017            4             Monthly payments from $24,614 to                      25,722               25,722
                                 $107,900 including interest from
                                 9.96% to 10.66%
                                                                            -----------------    -----------------

                                                                 TOTALS     $         386,012    $         377,638
                                                                            =================    =================



3.     INVESTMENT IN LEASES

The following are the components of investments in direct financing leases (in thousands):


                                                                                     December 31
                                                                          1997                     1996
                                                                     ----------------------------------------
Total minimum lease payments receivable                              $        13,602         $         17,291
Estimated unguaranteed residual values of
     leased properties                                                         3,437                    5,779
Unearned income                                                               (9,104)                 (12,194)
                                                                     ----------------        ----------------
Investment in direct financing leases                                $         7,935         $         10,876
                                                                     ================        ================


The leases contain an option to purchase the leased property. Total minimum lease payments are computed assuming that the purchase options are not exercised.

                             Health Care REIT, Inc.
                   Notes to Consolidated Financial Statements


3.      INVESTMENT IN LEASES (CONTINUED)

At December 31, 1997, future minimum lease payments receivable (assuming that purchase options are not exercised) are as follows (in thousands):


                                  Direct Financing                 Operating
                                        Leases                      Leases
                                  ----------------              --------------

          1998                     $      1,199                 $      27,225
          1999                            1,219                        40,156
          2000                            1,240                        41,131
          2001                            1,260                        42,093
          2002                              988                        43,052
          Thereafter                      7,696                       283,762
                                   ------------                 -------------

                  TOTALS           $     13,602                 $     477,419
                                   ============                 =============


During 1997 the Company converted three mortgage loans totaling $13,103,000 into operating leases. During 1996 the Company converted nineteen mortgage loans totaling $40,567,000 into operating leases. This noncash activity is appropriately not reflected in the accompanying statements of cash flows.

4.     CONCENTRATION OF RISK

As of December 31, 1997, long-term care facilities comprised 86% of the Company's real estate investments and were located in 29 states. Investments in assisted living facilities comprised 48% of the Company's real estate investments. The Company's investments with the three largest operators totaled approximately 27%. No single operator has a real estate investment balance which exceeds 10% of total real estate investments, including credit enhancements.

5.     ALLOWANCE FOR LOSSES

The following is a summary of the allowance for losses (in thousands):

                                                1997                        1996                       1995
                                           ------------                -------------              ------------

Balance at beginning of year               $     9,787                 $      9,950               $      5,150
Provision for losses                               600                          600                      4,800
Disposition of investment                                                       808
Charge-offs                                     (6,000)                      (1,571)
                                           ------------                -------------              ------------

Balance at end of year                     $     4,387                 $      9,787               $      9,950
                                           ============                =============              ============

During 1997, two loans with an aggregate balance of $12,073,000 and a specifically identified allowance of $6,000,000 were extinguished. The Company recognized payments of $6,073,000 and recorded a charge of $6,000,000 against the allowance for losses.

Interest income on impaired loans is recognized as payments are received. The Company recognized $323,000 of interest income on impaired loans in 1995.

                             Health Care REIT, Inc.
                   Notes to Consolidated Financial Statements


6.     BORROWINGS UNDER LINE OF CREDIT ARRANGEMENTS
       AND RELATED ITEMS

The Company has an unsecured credit arrangement with a consortium of twelve banks providing for a revolving line of credit (revolving credit) in the amount of $175,000,000 which expires on March 31, 2000. The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months on either the agent bank's base rate of interest or 1.125% over LIBOR interest rate (based at the Company's option). The effective interest rate at December 31, 1997 was 7.08%. In addition, the Company pays a commitment fee ranging from an annual rate of 0.20% to 0.375% and an annual agent's fee of $50,000. Principal is due upon expiration of the agreement. The Company has another line of credit with a bank for a total of $10,000,000 which expires January 31, 1999. Borrowings under this line of credit are subject to interest at the bank's prime rate of interest (8.5% at December 31, 1997) and are due on demand.

The following information relates to aggregate borrowings under the line of credit arrangements (in thousands except percentages):


                                                                       Year Ended December 31
                                                           1997                   1996                   1995
                                                 ---------------------------------------------------------------
Balance outstanding at December 31               $        78,400       $         92,125         $        106,700
Maximum amount outstanding at any
     month end                                           158,950                142,600                  119,100
Average amount outstanding (total
     of daily principal balances
     divided by days in year)                             78,826                110,667                   88,851
Weighted average interest rate
     (actual interest expense divided
     by average borrowings outstanding)                    7.63%                  7.72%                    8.41%

At December 31, 1997, the Company's variable interest rate debt exceeded its variable interest rate assets, presenting an exposure to rising interest rates. The Company may or may not elect to use financial derivative instruments to hedge variable interest rate exposure. Such decisions are principally based on the Company's policy to match its variable rate investments with comparable borrowings, but is also based on the general trend in interest rates at the applicable dates and the Company's perception of future volatility of interest rates.

Interest paid amounted to $16,444,000, $14,211,000 and $13,084,000 for 1997,
1996 and 1995, respectively. The Company capitalized interest costs of $2,306,000 and $287,000 during 1997 and 1996, respectively, related to construction of real property owned by the Company.


7.     SENIOR NOTES AND OTHER LONG-TERM OBLIGATIONS

The Company has $162,000,000 of unsecured Senior Notes with interest ranging from 7.06% to 8.34% and maturing at various dates to 2003.

The following information relates to other long-term obligations (in thousands):

                                                                                           December 31
                                                                                  1997                  1996
                                                                            --------------------------------
Notes payable related to industrial development
     bonds, collateralized by one health care facility in 1997
     and two health care facilities in 1996; interest rates at
     11.25% for 1997 and from 11.25% to 15%
     in 1996 maturing in 2002                                               $          1,160      $          2,320
Mortgage notes payable, collateralized by two
     health care facilities, interest rates from 7.625%
     to 12%, maturing at various dates to 2034                                         7,510                 7,950
                                                                            ----------------      ----------------

                                                          TOTALS            $          8,670      $         10,270
                                                                            ================      ================

                             Health Care REIT, Inc.
                   Notes to Consolidated Financial Statements


7.    SENIOR NOTES AND OTHER LONG-TERM OBLIGATIONS (CONTINUED)

At December 31, 1997, the annual principal payments on these long-term obligations for the succeeding five years are 1998 - $23,242,000; 1999 - $90,000; 2000 - $35,099,000; 2001 - $10,109,000; and 2002 - $20,121,000; 2003
and beyond - $82,009,000.


8.     STOCK INCENTIVE PLANS AND RETIREMENT ARRANGEMENTS

The Company's 1995 Stock Incentive Plan authorized up to 2,200,000 shares of Common Stock to be issued at the discretion of the Board of Directors. The 1995 Plan replaced the 1985 Incentive Stock Option Plan. The options granted under the 1985 Plan continue to vest through 2005 and expire ten years from the date of grant. Officers and key salaried employees of the Company are eligible to participate in the 1995 Plan. The 1995 Plan allows for the issuance of stock options, restricted stock grants and DERs. In addition, during 1997 the Company adopted a Stock Incentive Plan for Non-Employee Directors which authorizes up to 142,000 shares to be issued.

The following summarizes the activity in the Plans for the years ended December 31 (shares in thousands):

                                             1997                         1996                          1995
                                             ----                         ----                          ----
                                                 Average                       Average                       Average
                                   Shares     Exerise Price      Shares    Exercise Price     Shares     Exercise Price
                                   ------     -------------      ------    --------------     ------     --------------
Stock Options
-------------
Options at beginning of year         749          $19.51           485          $19.95          183           $20.71
Options granted                      475           24.44           425           19.14          316            19.28
Options exercised                    (84)          19.16           (44)          17.66          (14)           14.81
Options terminated                   (14)          23.61          (117)          20.67
                                 --------    -----------       --------    -----------      --------     -----------
                                   1,126          $21.56           749          $19.51          485           $19.95
                                 ========    ===========       ========    ===========      ========     ===========
At end of year:
Shares exercisable                   406          $20.79           226          $21.45          243            20.10

Weighted average fair value
of options granted during the
year                                              $ 1.97                        $ 1.78                       $  1.54

The stock options generally vest over a five year period and expire ten years from the date of grant.

The Company issued 157,000 restricted shares during 1997, including 2,000 shares for directors. Vesting periods range from six months for directors to periods of five to ten years for officers. Expense, which is recognized as the shares vest based on the market value at the date of the award, totalled $257,000 in 1997.

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its employee stock options as permitted under FASB statement No. 123 ("FASB 123"), Accounting for Stock-Based Compensation, and, accordingly, recognizes no compensation expense for the stock option grants when the market price on the underlying stock on the date of grant equals the exercise price of the Company's employee stock option.

Pro forma information has been determined as if the Company had accounted for its employee stock options and restricted shares under the fair value method. The pro forma disclosures are not likely to be representative of the effects on reported net income for future years because they do not take into consideration stock based incentives granted prior to 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions: risk-free interest rates from 5.10% to 7.60%, dividend yields of 8%, expected lives of seven years, and expected volatility of .18% to .21%. Had compensation cost for the stock based compensation plans been determined in accordance with FASB 123, net income would have been reduced by $212,000, $105,000, and $32,000 in 1997, 1996 and 1995,
respectively.

The Company has a 401-(k) Profit Sharing Plan covering all eligible employees. Under the Plan, eligible employees may make contributions, and the Company may make a profit sharing contribution. Company contributions to this Plan totaled $110,000, $90,000, and $6,000 in 1997, 1996, and 1995, respectively.

                             Health Care REIT, Inc.
                   Notes to Consolidated Financial Statements


9.     DISTRIBUTIONS

To qualify as a real estate investment trust for federal income tax purposes, 95% of taxable income (not including capital gains) must be distributed to shareholders. Real estate investment trusts which do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The Company's excise tax expense was $360,000, $317,000 and $326,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Undistributed net income for federal income tax purposes amounted to $15,926,000 at December 31, 1997. The principal reasons for the difference between undistributed net income for federal income tax purposes and financial statement purposes are the use of the operating method of accounting for leases for federal income tax purposes and the provision for losses for reporting purposes versus bad debt expense for tax purposes.

Cash distributions paid to shareholders, for federal income tax purposes, are as follows:

                                                              Year Ended December 31
                                                   1997              1996             1995
                                                   ---------------------------------------
           Per Share:
                 Ordinary income                   $ 2.085          $  2.030         $ 2.075
                 Capital gains                        .025              .050
                                                   -------          --------         -------
                                  TOTALS           $ 2.110          $  2.080         $ 2.075
                                                   =======          ========         =======



10.    COMMITMENTS AND CONTINGENCIES

At December 31, 1997, the Company had outstanding commitments to provide financing for facilities in the approximate amount of $275,017,000. The above commitments are generally on similar terms as existing financings of a like nature with rates of return to the Company based upon current market rates at the time of the commitment.

The Company has entered into several agreements to purchase health care facilities, or the loans with respect thereto, in the event that the present owners default upon their obligations. In consideration for these agreements, the Company receives and recognizes fees annually related to these agreements. Although the terms of these agreements vary, the purchase prices are equal to the amount of the outstanding obligations financing the facility. These agreements expire through the year 2005. At December 31, 1997, obligations under these agreements for which the Company was contingently liable aggregated approximately $15,565,000, all of which were with related parties.


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

13.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                    1997              1996             1995
                                                 ----------         ---------        ------

Numerator  for basic and  diluted  earnings
per  share -  income  available  to  common
shareholders                                     $  46,478          $  30,676        $  13,635
                                                 =========          =========        =========

Denominator for basic earnings per
share - weighted average shares                     21,594             14,093           11,710

Effect of dilutive securities:
Employee stock options                                 182                 57               18
Nonvested restricted shares                            153
                                                 ---------           --------         --------

Dilutive potential common shares                       335                 57               18
                                                 ---------           --------         --------

Denominator for diluted earnings per
share - adjusted weighted average shares            21,929             14,150           11,728
                                                 =========          =========         ========

Basic earnings per share                             $2.15              $2.18            $1.16
                                                 =========          =========         ========

Diluted earnings per share                           $2.12              $2.17            $1.16
                                                 =========           ========         ========


14.    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment Securities --The assets are recorded at their fair market value.

14.     DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                             Health Care REIT, Inc.
                   Notes to Consolidated Financial Statements


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

Mortgage Notes Payable--Mortgage notes payable is a reasonable estimate of fair value because they are matched with loans receivable.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows (in thousands):

                                                        December 31, 1997                      December 31, 1996
                                            --------------------------------------    ----------------------------------
                                                 Carrying                                  Carrying
                                                  Amount             Fair Value             Amount            Fair Value
                                                  ------             ----------             ------            ----------
Financial Assets:
     Mortgage loans                                $377,638             $402,348      $     292,442       $     300,136
     Working capital and
         construction loans                          35,096               35,096             65,740              65,740
     Cash and cash equivalents                        1,381                1,381                581                 581
     Investment securities                            9,635                9,635                768                 768
Financial Liabilities:
     Borrowings under line of
         credit arrangements                         78,400               78,400             92,125              92,125
     Senior notes                                   162,000              167,113             82,000              82,301
     Industrial development bonds                     1,160                1,225              2,320               2,650
     Mortgage loans payable                           7,510                7,445              7,950               7,950


15.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations of the Company for the years ended December 31, 1997 and 1996 (in thousands except per share data):


                                                            Year Ended December 31, 1997
                                 1st Quarter          2nd Quarter           3rd Quarter           4th Quarter
                                 ---------------------------------------------------------------------------------
Revenues                         $         16,569     $         18,448      $         18,559      $         19,448
Net Income                                  9,826               11,928                11,773                12,667
Net Income Per Share
       Basic                                  .51                  .55                   .54                   .55
       Diluted                                .51                  .54                   .53                   .54

                                                            Year Ended December 31, 1996
                                 1st Quarter          2nd Quarter           3rd Quarter           4th Quarter
                                 ---------------------------------------------------------------------------------

Revenues                         $         10,890     $         14,626      $         14,068      $         14,818
Net Income                                  5,677                8,569                 7,383                 9,047
Net Income Per Share
       Basic                                  .47                  .66                   .50                   .55
       Diluted                                .47                  .65                   .50                   .55

The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement 128.

                             Health Care REIT, Inc.
                   Notes to Consolidated Financial Statements



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.




                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information under the heading "Election of Directors" and "Executive Officers of the Company" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 21, 1998.


ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the heading "Remuneration" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 21, 1998.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 21, 1998.



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 21, 1998.


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1. The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

            Report of Independent Auditors...........................................................17
            Consolidated Balance Sheets - December 31, 1997 and 1996.................................18
            Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995.........19
            Consolidated Statements of Shareholders' Equity - Years ended
                  December 31, 1997, 1996 and 1995...................................................20
            Consolidated Statements of Cash Flows - Years ended
                  December 31, 1997, 1996 and 1995...................................................21
            Notes to Consolidated Financial Statements ..............................................22

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

    3.      Exhibit Index:

            3.1         Second Restated Certificate of Incorporation.

            3.2         By-Laws, as amended.

            4.1 The Registrant, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument which defines the rights of holders of long-term debt of Registrant and which authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant.

            4.2 Indenture dated as of April 17, 1997 by and between Health Care REIT, Inc. and Fifth Third Bank.

            4.3 First Supplemental Indenture dated as of April 17, 1997 by and between Health Care REIT, Inc. and Fifth Third Bank.

            10.1        Rights Agreement.

            10.2        Note Purchase Agreement between Health Care REIT, Inc.
                        and each of the Purchasers a Party thereto, dated as of April 8, 1993.

            10.3 Amended and Restated Credit Agreement dated as of September 8, 1994 among Health Care REIT, Inc., certain banks, and National City Bank, as Agent.

            10.4        Note Purchase Agreement between Health Care REIT, Inc.
                        and each of the Purchasers a Party thereto, dated as of April 15, 1995.

            10.5 The 1985 Incentive Stock Option Plan of Health Care REIT, Inc. as amended.

            10.6        The Health Care REIT, Inc. 1995 Stock Incentive Plan

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 6, 1998, on its behalf by the undersigned thereunto duly authorized.

                                                 HEALTH CARE REIT, INC.
                                                      (Registrant)


                                        By:        GEORGE L. CHAPMAN
                                           -------------------------------------
                                           Chairman, Chief Executive Officer,
                                           President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 6, 1998 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       /S/ WILLIAM C. BALLARD, JR.*               /S/ RICHARD A. UNVERFERTH*
-------------------------------------      -------------------------------------
William C. Ballard, Jr., Director          Richard A. Unverferth, Director



       /S/ PIER C. BORRA*                         /S/ FREDERIC D. WOLFE
-------------------------------------      -------------------------------------
Pier C. Borra, Director                    Frederic D. Wolfe, Director



       /S/ JEFFREY H. DONAHUE*                     GEORGE L. CHAPMAN
-------------------------------------      -------------------------------------
Jeffrey H. Donahue, Director               George L. Chapman, Chairman, Chief
                                           Executive Officer, President and Director
                                           (Principal Executive Officer)

                                                   /S/ EDWARD F. LANGE, JR.*
-------------------------------------      -------------------------------------
Bruce Douglas, Director                    Edward F. Lange, Jr., Chief Financial
                                           Officer (Principal Financial Officer)


       /S/ RICHARD C. GLOWACKI*                    /S/ MICHAEL A. CRABTREE*
-------------------------------------      -------------------------------------
Richard C. Glowacki, Director              Michael A. Crabtree, Controller
                                           (Principal Accounting Officer)


       /S/ SHARON M. OSTER*                *By:            GEORGE L. CHAPMAN
-------------------------------------      -------------------------------------
Sharon M. Oster, Director                  George L. Chapman, Attorney-in-Fact



       /S/ BRUCE G. THOMPSON*
-------------------------------------
Bruce G. Thompson, Director

                             HEALTH CARE REIT, INC.
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (in thousands)

                                                                                     Gross Amount at Which
                                          Initial Cost to Company                 Carried at Close of Period
                                          -----------------------               ---------------------------------
                                                                      Cost
                                                                   Capitalized
                                                     Buildings &  Subsequent to         Buildings &   Accumulated    Year      Year
         Description         Encumbrances   Land    Improvements   Acquisition  Land   Improvements  Depreciation  Acquired   Built
         -----------         ------------   ----    ------------  ------------  ----   ------------  ------------  --------   -----
Assisted Living Facilities:
--------------------------
Bradenton, FL                             $   252      $  3,298               $   252    $  3,298       $  188      1996      1995
Bradenton, FL                                  25           450                    25         450            5      1997      1992
Bradenton, FL                                  25           400                    25         400            4      1997      1988
Bradenton, FL                                  50           850                    50         850           10      1997      1996
Bradenton, FL                                  50           850                    50         850           10      1997      1996
Clermont, FL                                  350         5,232                   350       5,232            6      1997      1997
Jacksonville, FL                              400         3,674                   400       3,674            4      1997      1997
Sarasota, FL                                  475         3,175                   475       3,175          181      1996      1995
Boise, ID                                     200         2,500                   200       2,500           31      1997      1997
Charlotte, NC                                 640         4,090                   640       4,090           36      1997      1997
Newton, NC                                     21           819       180          21         999           89      1993      1985
Statesville, NC                                34         1,331       293          34       1,624          145      1993      1990
Yadkinville, NC                                32         1,263       277          32       1,540          138      1993      1983
Cranford, NJ                                3,297        11,703     2,530       3,297      14,233          343      1996      1993
Roswell, NM                                   233         5,355                   233       5,355            7      1997      1996
Albany, NY                                    400        10,528                   400      10,528           13      1997      1997
Cincinnati, OH                              1,728        10,272                 1,728      10,272          271      1997      1985
Findlay, OH                                   200         1,800                   200       1,800           36      1997      1997
Troy, OH                                      200         2,000                   200       2,000           34      1997      1997
Bartlesville, OK                              100         1,380                   100       1,380           74      1994      1995
Chickasha, OK                                  85         1,395                    85       1,395           69      1995      1996
Duncan, OK                                    103         1,347                   103       1,347           57      1995      1996
Edmond, OK                                    175         1,564                   175       1,564           65      1995      1996
Enid, OK                                       90         1,390                    90       1,390           75      1995      1996
Lawton, OK                                    144         1,456                   144       1,456           61      1995      1996
Midwest City, OK                               95         1,385                    95       1,385           75      1996      1996
Muskogee, OK                                  150         1,432                   150       1,432           46      1996      1996
Norman, OK                                     55         1,484                    55       1,484           74      1995      1996
N. Oklakhoma City, OK                          87         1,508                    87       1,508           45      1995      1996
Oklahoma City, OK                             130         1,350                   130       1,350           66      1995      1996
Owasso, OK                                    215         1,380                   215       1,380           41      1996      1996

                                                                                Gross Amount at Which Carried
                                          Initial Cost to Company                     at Close of Period
                                          -----------------------               -----------------------------
                                                                     Cost
                                                                  Capitalized
                                                     Buildings & Subsequent to         Buildings &   Accumulated    Year      Year
         Description         Encumbrances   Land    Improvements  Acquisition    Land  Improvements  Depreciation  Acquired   Built
         -----------         ------------   ----    ------------  ------------   ----  ------------  ------------  --------   -----

Ponca City, OK                               114       1,536                      114      1,536            97      1995       1995
Shawnee, OK                                   80       1,400                       80      1,400            75      1995       1996
Stillwater, OK                                80       1,400                       80      1,400            75      1995       1996
Baldwin, PA                                  535       2,222                      535      2,222            34      1997       1995
Pittsburgh, PA                               430       6,736                      430      6,736           328      1996       1989
Pittsburgh, PA                  6,498        423      10,158                      423     10,158           396      1996       1989
Benbrook, TX                               1,050       7,550            27      1,050      7,577           204      1997       1984
Cedar Hill, TX                               171       1,490                      171      1,490            35      1997       1997
Claremore, TX                                155       1,427                      155      1,427            46      1996       1996
Corpus Christi, TX                           420       4,796                      420      4,796            46      1997       1989
Corpus Christi, TX                           155       2,935                      155      2,935             4      1997       1997
Desoto, TX                                   205       1,383                      205      1,383            35      1997       1997
Ft. Worth, TX                                210       3,790                      210      3,790           178      1992       1984
Ft. Worth, TX                                281       3,473                      281      3,473             4      1997       1986
Georgetown, TX                               200       2,100                      200      2,100            36      1997       1997
Granbury, TX                                  80       2,020                       80      2,020            41      1997       1997
Harlingen, TX                                 92       2,057                       92      2,057             3      1997       1989
Houston, TX                                  261       3,139                      261      3,139           131      1994       1995
Mt. Pleasant, TX                             247       3,868                      247      3,868             5      1997       1992
Palestine, TX                                173       1,410                      173      1,410            46      1996       1996
Texarkana, TX                                192       1,403                      192      1,403            42      1996       1996
Tyler, TX                                    147       2,699                      147      2,699             3      1997       1991
Waxahachie, TX                               154       1,429                      154      1,429            46      1996       1996
Wolfforth, TX                                110       1,898                      110      1,898             2      1997       1990
Chesapeake, VA                                81       1,011                       81      1,011           127      1993       1988
Poquoson, VA                                 120       1,492                      120      1,492           187      1993       1987
Williamsburg, VA                             186       2,310                      186      2,310           290      1993       1987
                                           -----  ----------      ----------    -----   --------        ------
Total Assisted Living Facilities:        $16,393    $163,793     $   3,307    $16,393   $167,100     $   4,815

                                                                                Gross Amount at Which Carried
                                          Initial Cost to Company                     at Close of Period
                                          -----------------------               ------------------------------
                                                                     Cost
                                                                  Capitalized
                                                     Buildings & Subsequent to         Buildings &   Accumulated    Year      Year
         Description         Encumbrances   Land    Improvements  Acquisition    Land  Improvements  Depreciation  Acquired   Built
         -----------         ------------   ----    ------------  ------------   ----  ------------  ------------  --------   -----

Skilled Nursing Facilities:
--------------------------
Camp Verde, AZ                            $   275    $  3,149                 $   275    $  3,149     $    1,148    1990      1985
Southington, CT                               937       9,563                     937       9,563          1,168    1993      1975
Owensboro, KY                                 130       4,870                     130       4,870            512    1993      1967
Braintree, MA                                 170       6,080                     170       6,080            194    1997      1968
Braintree, MA                                  80       4,245                      80       4,245            134    1997      1973
Worcester, MA                               1,053         902                   1,053         902             49    1997      1970
Fall River, MA                                620       5,080                     620       5,080            182    1996      1973
Falmouth, MA                                  670       3,022                     670       3,022            105    1996      1966
S Boston, MA                                  385       1,463         3,016       385       4,479             71    1995      1961
Webster, MA                                   570       8,790                     570       8,790            288    1995      1982
Kent, OH                                      215       3,367                     215       3,367            397    1989      1983
Easton, PA                                    285       6,315                     285       6,315          1,053    1997      1959
San Antonio TX                                662      12,587                     662      12,587          1,653    1993      1978
                                          -------  ----------     ---------   -------   ---------     ----------
Total Skilled Nursing Facilities          $ 6,052    $ 69,433     $   3,016   $ 6,052    $ 72,449     $    6,954

Construction in Progress                                                                   47,050

Total Investment in Properties            $22,445    $233,226     $   6,323   $22,445    $286,599     $   11,769
                                          =======  ==========     =========   =======   =========     ==========


Reconciliation of Real Estate:
Carrying cost:                                                  Accumulated depreciation:
Balance at beginning period:                        $160,105    Balance at beginning of period:                   $6,482
Additions during period:                                        Additions during period:
   Acquisitions                       $79,727                      Depreciation expense            $5,287          5,287
   Improvements, etc.                  56,109                                                                      -----
   Other (1)                           13,103        148,939
                                                     -------



Balance at end of period                            $309,044    Balance at end of period                         $11,769
                                                   =========                                                     =======


(1) Represents three mortgage loans converted to operating leases.

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                             HEALTH CARE REIT, INC.
                                DECEMBER 31, 1997

                                                                                              (In Thousands)
                                                                                      ---------------------------
                                                                                                                    Principal Amount
                                                                                                                    Of Loans Subject
                                                     Final      Periodic                                Carrying     To Delinquent
                                        Interest    Maturity     Payment       Prior  Face Amount       Amount Of     Principal Or
     Description                          Rate        Date        Terms        Liens  Of Mortgages      Mortgages       Interest
     -----------                          ----        ----        -----        -----  ------------      ---------       --------

First Mortgages:
----------------
McAllen, TX                              10.63%     01/01/10     Monthly                $13,750          $13,750         None
(Specialty Care                                                 Payments
 Facility)                                                      $121,802
Washington, D.C.                         11.58%     07/01/15     Monthly                 17,350           17,162         None
(Specialty Care                                                 Payments
 Facility)                                                      $173,234

Stoughton, MA                            10.32%     03/01/10     Monthly                 19,450           19,329         None
(Nursing Home)                                                  Payments
                                                                $129,000
Little Rock, AK                          11.54%     01/01/12     Monthly                 29,000           29,000         None
(Specialty Care                                                 Payments
Facility)                                                       $278,883
Sun Valley, GA                           11.78%     12/01/16     Monthly                 21,500           21,363         None
(Specialty Care                                                 Payments
Facility)                                                       $222,956
Briarcliff, NY                           10.11%     08/01/16     Monthly                 12,810           12,805         None
(Assisted Living                                                Payments
Facility)                                                       $107,924
Hendersonville, NC                       9.96%      11/01/17     Monthly                 13,000           13,000         None
(Retirement Center)                                             Payments
                                                                $107,900

59 mortgage loans relating to 31          From        From                             $262,385         $251,229         None
nursing homes, 20 assisted living       9.98% to   12/01/98-
facilities,                              13.24%     01/01/17
5 retirement centers, 2 behavioral
care facilities and 2 specialty
care facility



                                                                                             (In Thousands)
                                                                                      ---------------------------
                                                                                                                    Principal Amount
                                                                                                                    Of Loans Subject
                                                     Final      Periodic                                Carrying     To Delinquent
                                        Interest    Maturity     Payment       Prior  Face Amount       Amount Of     Principal Or
     Description                          Rate        Date        Terms        Liens  Of Mortgages      Mortgages       Interest
     -----------                          ----        ----        -----        -----  ------------      ---------       --------

14 construction loans (all with           From        N/A                                65,519           27,698         None
first mortgage liens) relating to      10.75% to
14 assisted living facilities            12.00%
                                                                                     ----------        ---------         ----
                                                                             TOTALS    $454,764         $405,336         $-0-
                                                                                     ==========        =========         ====


                                                                    (In Thousands)
                                                                Year Ended December 31
                                                     --------------------------------------------
                                                        1997             1996              1995
                                                      --------         --------          --------

Reconciliation of mortgage loans:
   Balance at beginning of period                     $353,455         $285,219          $247,855
   Additions during period:
      New mortgage loans                               120,705          163,963           103,276
      Negative principal amortization                       29              135               311
                                                      --------         --------          --------
                                                       474,189          449,317           351,442
   Deductions during period:
      Collections of principal (1)                      55,750           55,295            66,223
      Other (2)                                         13,103           40,567
                                                      --------         --------          --------

   Balance at end of period                           $405,336         $353,455          $285,219
                                                      ========         ========          ========

(1) Includes collection of negative principal amortization.

(2) During 1997 the Company restructured three loans totaling $13,103,000 into operating leases and during 1996, the Company restructured nineteen loans totaling $40,567,000 into operating leases.

                                  EXHIBIT INDEX
                                  -------------

The following documents are included in this Form 10-K as an Exhibit:

                   DESIGNATION
                   NUMBER UNDER
   EXHIBIT         ITEM 601 OF                             EXHIBIT                             PAGE
   NUMBER         REGULATION S-K                         DESCRIPTION                          NUMBER
   ------         --------------                         -----------                          ------

  3.1 (1)              3(i)         Second Restated Certificate of Incorporation.

  3.2 (2)             3(ii)         By-Laws, as amended.

  4.1                   4           The Registrant, by signing this Report, agrees to
                                    furnish the Securities and Exchange Commission upon
                                    its request a copy of any instrument which defines
                                    the rights of long-term debt of the Registrant and
                                    which authorizes a total amount of securities not in
                                    excess of 10% of the total assets of the Registrant.

  4.2 (3)               4           Indenture dated as of April 17, 1997 by and between
                                    Health Care REIT, Inc. and Fifth Third Bank.

  4.3 (4)               4           First Supplemental Indenture dated as of April 17,
                                    1997 by and between Health Care REIT, Inc. and Fifth
                                    Third Bank.

 10.1 (5)           10(ii)(A)       Rights Agreement.

 10.2 (6)           10(ii)(B)       Note Purchase Agreement between Health Care REIT,
                                    Inc. and each of the Purchasers a Party thereto,
                                    dated as of April 8, 1993

 10.3 (7)           10(ii)(C)       Amended and Restated Credit Agreement dated as of
                                    September 8, 1994 among Health Care REIT, Inc.,
                                    certain banks, and National City Bank, as Agent.

 10.4 (8)           10(ii)(D)       Note Purchase Agreement between Health Care REIT,
                                    Inc. and each of the Purchasers a Party thereto,
                                    dated April 15, 1995.

 10.5 (9)           10(iii)(A)      The 1985 Incentive Stock Option Plan of Health Care
                                    REIT, Inc., as amended.

 10.6 (10)          10(iii)(B)      The Health Care REIT, Inc. 1995 Stock Incentive Plan


   21                   21          Subsidiaries of the Registrant.

   23                   23          Consent of Independent Auditors.

   24                   24          Powers of Attorney.

   27                   27          Financial Data Schedule (EDGAR version only).

---------------

     1 Incorporated by reference to Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

     2 Incorporated by reference to Exhibit 3(ii) to the Registrant's Form 8-K filed on October 24, 1997.

     3 Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on April 21, 1997.

     4 Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on April 21, 1997.

     5 Incorporated by reference to the Exhibit to the Registrant's Form 8-A filed on August 3, 1994 (File No. 1-8923).

     6 Incorporated by reference to Exhibits 1-4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993.

     7 Incorporated by reference to Exhibit 1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

     8 Incorporated by reference to Exhibit 4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

     9 Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-1237) filed on February 27, 1996.

     10 Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-1239) filed on February 27, 1996.