Form 10-K/A
period 1997-12-31
HEALTH CARE REIT INC /DE/
filed 1998-04-22
CIK 766704

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                (Amendment No. 1)

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 31, 1998 was $678,682,000 based on the reported closing sales price of such shares on the New York Stock Exchange for that date. As of March 31, 1998, there were 25,367,997 shares outstanding.

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

The Registrant hereby amends the following items, financial statements, or other portions of its Annual Report on Form 10-K for the year ended December 31, 1997.


        FRONT COVER AND INSIDE FRONT COVER

        ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



        ITEM 14. EXHIBITS

        EXHIBITS

        S-K Item 601
            No.                                              Document
        ------------
           *23           Consent of Independent Auditors.

           *27.1         Financial Data Schedule for the year ended December 31, 1997.

           *27.2         Financial Data Schedules that are being restated for the three months ended March
                         31, 1997, the six months ended June 30, 1997 and the nine months ended September 30,
                         1997.

           *27.3         Financial Data Schedules that are being restated for the three months ended
                         March 31, 1996, the six months ended June 30, 1996, the nine months ended September
                         30, 1996 and the year ended December 31, 1996.

*Filed herewith.

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

OPERATING LEASE PROPERTIES

Certain properties owned by the Company are leased under operating leases and are recorded at cost. Impairment losses are recorded when events or changes in circumstances indicate the carrying value of an asset is greater than its fair value. Management assesses the recoverability of the carrying value of its assets on a property by property basis. Depreciation is provided for at rates which are expected to amortize the cost of the assets over their estimated useful lives using the straight-line method. The leases provide for payment of all taxes, insurance and maintenance by the lessees. In general, operating lease income includes base rent payments plus fixed annual rent increases, which are recognized on a straight-line basis over the minimum lease period. This income is greater than the amount of cash received during the first half of the lease term.

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

                             Health Care REIT, Inc.
                   Notes to Consolidated Financial Statements


1.     ACCOUNTING POLICIES AND RELATED MATTERS (CONTINUED)

ALLOWANCE FOR LOSSES

The allowance for losses is maintained at a level believed adequate to absorb potential losses in the Company's loans receivable. The determination of the allowance is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectibility of loan payments.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       HEALTH CARE REIT, INC.
                                                            (Registrant)


                                                  By:   GEORGE L. CHAPMAN
                                                     -------------------------

                                 EXHIBIT INDEX


Exhibit
Number         Description
------         -----------
23             Consent of Independent Auditors.

27.1           Financial Data Schedule for the year ended December 31, 1997.

27.2 Financial Data Schedules that are being restated for the three months ended March 31, 1997, the six months ended June 30, 1997 and the nine months ended September 30, 1997.

27.3 Financial Data Schedules that are being restated for the three months ended March 31, 1996, the six months ended June 30, 1996, the nine months ended September 30, 1996 and the year ended December 31, 1996.