Form 10-Q
period 1998-03-31
HEALTH CARE REIT INC /DE/
filed 1998-04-28
CIK 766704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998
                               ------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________



                             HEALTH CARE REIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                              34-1096634
                 --------                              ----------
(State or jurisdiction of                             (I.R.S. Employer
incorporation or organization)                     Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio                        43604
-------------------------------------                     ---------
(Address of principal executive office)                   (Zip Code)

(Registrant's telephone number, including area code)     (419) 247-2800
                                                     ------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 24, 1998.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 25,376,697 shares

                             HEALTH CARE REIT, INC.

                                      INDEX


                                                                                                                   Page

Part I.           FINANCIAL INFORMATION


Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets - March 31, 1998
                  and December 31, 1997                                                                              3

                  Consolidated Statements of Income - Three
                  months ended March 31, 1998 and 1997                                                               4

                  Consolidated Statements of Shareholders'
                  Equity - Three months ended March 31, 1998
                  and 1997                                                                                           5

                  Consolidated Statements of Cash Flows-
                  Three months ended March 31, 1998 and 1997                                                         6

                  Notes to Unaudited Consolidated Financial Statements                                               7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                               10


Part II.          OTHER INFORMATION

Item 5.           Other Information                                                                                 12

Item 6.           Exhibits and Reports on Form 8-K                                                                  12


SIGNATURES                                                                                                          13

EXHIBIT INDEX                                                                                                       14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                         March 31          December 31
                                                          1998                 1997
                                                       (Unaudited)            (Note)
                                                       -----------         -----------
ASSETS                                                           (In thousands)
Real estate investments:
   Real property owned:
   Land                                                  $  27,654          $  22,445
   Buildings & improvements                                300,451            239,549
   Construction in progress                                 62,676             47,050
                                                         ---------          ---------
                                                           390,781            309,044
   Less accumulated depreciation                           (13,638)           (11,769)
                                                         ---------          ---------
       Total real property owned                           377,143            297,275

   Loans receivable                                        429,686            412,734
   Direct financing leases                                   7,825              7,935
                                                         ---------          ---------
                                                           814,654            717,944
   Less allowance for losses on loans receivable            (4,537)            (4,387)
                                                         ---------          ---------
       Net real estate investments                         810,117            713,557

Other Assets:
     Direct investments                                      8,680              4,964
     Marketable securities                                   5,009              4,671
     Cash and cash equivalents                               1,689              1,381
     Deferred loan expenses                                  2,584              2,275
     Receivables and other assets                            7,927              7,479
                                                         ---------          ---------
                                                            25,889             20,770
                                                         ---------          ---------
Total assets                                             $ 836,006          $ 734,327
                                                         =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit obligations         $  49,000          $  78,400
     Senior unsecured notes                                262,000            162,000
     Bonds and mortgages payable                             8,650              8,670
     Accrued expenses and other liabilities                 19,255             15,333
                                                         ---------          ---------
TOTAL LIABILITIES                                          338,905            264,403

Shareholders' equity:
     Preferred Stock, $1.00 par value:
         Authorized - 10,000,000 shares
         Issued and outstanding - None
     Common Stock, $1.00 par value:
         Authorized - 40,000,000 shares
         Issued and outstanding - 25,367,997
              in 1998 and 24,341,030 in 1997                25,368             24,341
     Capital in excess of par value                        461,102            435,603
     Undistributed net income                                9,102              8,841
     Accumulated other
         comprehensive income                                5,010              4,671
     Unamortized restricted stock                           (3,481)            (3,532)
                                                         ---------          ---------
TOTAL SHAREHOLDERS' EQUITY                                 497,101            469,924
                                                         ---------          ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 836,006          $ 734,327
                                                         =========          =========

NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES





                                                    Three Months Ended
                                                         March 31
                                                   1998            1997
                                          ------------------------------------
                                          (In thousands except per share data)
REVENUES:
     Interest on loans receivable               $ 11,922        $ 10,616
     Operating lease rent                          7,644           4,963
     Direct financing lease income                   214             357
     Loan and commitment fees                      1,226             584
     Other income                                    220              49
                                                --------        --------
              Total revenue                     $ 21,226        $ 16,569

EXPENSES:
     Interest expense                           $  4,240        $  4,011
     Loan expense                                    176             217
     Provision for depreciation                    1,870           1,185
     Provision for losses                            150             150
     General and administrative expenses           1,381           1,180
                                                --------        --------
              Total expenses                    $  7,817         $ 6,743
                                                --------        --------

                  Net income                    $ 13,409        $  9,826
                                                ========        ========

Average number of shares outstanding:
     Basic                                        24,259          19,286
     Diluted                                      24,642          19,450

Net income per share:
     Basic                                      $   0.55        $   0.51
     Diluted                                        0.54            0.51



See notes to unaudited consolidated financial statements

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


   HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                                               Three months ended March 31, 1998
                                  ------------------------------------------------------------------------------------------------
                                                 Capital In     Unamortized                       Accum. Other
                                    Common       Excess of      Restricted      Undistributed    Comprehensive
In thousands                         Stock       Par Value         Stock         Net Income          Income           Total
                                  ------------------------------------------------------------------------------------------------

Balance at beginning of period     $24,341        $435,603      $  (3,532)        $    8,841        $    4,671      $ 469,924

Comprehensive income:
   Net income                                                                         13,409                           13,409
   Unrealized gains on securities                                                                          339            339
                                                                                                                     ---------
Comprehensive income                                                                                                   13,748
                                                                                                                     ---------
Proceeds from issuance of shares
   from dividend reinvestment plan      79           2,053                                                              2,132

Proceeds from issuance of shares
   from stock incentive plan            35             638                                                                673

Proceeds from sale of shares           913          22,808                                                             23,721

Reserved for restricted stock
   net of amortization                                                 51                                                  51

Cash dividends paid                                                                  (13,148)                         (13,148)
                                   -------        --------      ----------        -----------       ----------      ----------
Balance at end of period           $25,368        $461,102      $  (3,481)        $    9,102        $    5,010      $ 497,101
                                   =======        ========      ==========        ==========        ==========      =========



                                                               Three months ended March 31, 1997
                                  ------------------------------------------------------------------------------------------------
                                                 Capital In     Unamortized                       Accum. Other
                                    Common       Excess of      Restricted      Undistributed    Comprehensive
                                     Stock       Par Value         Stock         Net Income          Income           Total
                                  ------------------------------------------------------------------------------------------------

Balance at beginning of period     $18,320        $298,281      $       0         $    8,167        $      768      $ 325,536

Comprehensive income:
   Net income                                                                          9,826                            9,826
   Unrealized gains on securities                                                                          198            198
                                                                                                                     ---------
Comprehensive income                                                                                                   10,024
                                                                                                                     ---------
Proceeds from issuance of shares
   from dividend  reinvestment plan     37             850                                                                887

Proceeds from issuance of shares
   from stock incentive plan            50           1,037                                                              1,087

Proceeds from sale of shares         3,330          73,275                                                             76,605

Cash dividends paid                                                                   (9,705)                          (9,705)
                                   -------        --------      ---------         -----------       ----------      ----------
Balance at end of period           $21,737        $373,443      $       0         $    8,288        $      966      $ 404,434
                                   =======        =========      =========         ==========        ==========      =========


See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                                1998                 1997
                                                                                           ----------------------------------
                                                                                                     (In thousands)
OPERATING ACTIVITIES
  Net income                                                                                $    13,409          $     9,826
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                                                  1,897                1,199
      Provision for losses                                                                          150                  150
      Amortization                                                                                  291                  218
      Loan and commitment fees earned less than cash received                                       523                  452
      Direct financing lease income less than cash received                                         110                   72
      Rental income in excess of cash received                                                     (569)                (333)
      Interest income in excess of cash received                                                     (5)                  (9)
      Increase in accrued expenses and other liabilities                                          3,400                1,382
      (Increase)/decrease in receivables and other assets                                            86               (1,315)
                                                                                              ----------         ------------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                                            19,292               11,642

INVESTING ACTIVITIES
  Investment in real properties                                                                 (68,419)             (44,216)
  Investment in loans receivable                                                                (38,040)             (44,576)
  Investment in equity related investments                                                       (3,716)                   0
  Principal collected on loans                                                                    7,774                  713
  Other                                                                                               6                   (7)
                                                                                            ------------         ------------
                NET CASH USED IN INVESTING ACTIVITIES                                          (102,395)             (88,086)

FINANCING ACTIVITIES
  Net (payments)/advances under line of credit arrangements                                     (29,400)               8,375
  Principal payments on long-term obligations                                                       (20)                (173)
  Net proceeds from the issuance of shares                                                       26,462               78,275
  Proceeds from issuance of Senior Notes                                                        100,000                    0
  Increase in deferred loan expense                                                                (483)                (788)
  Cash distributions to shareholders                                                            (13,148)              (9,705)
                                                                                            ------------         ------------
          NET CASH PROVIDED FROM FINANCING ACTIVITIES                                            83,411               75,984

Increase/(decrease) in cash and cash equivalents                                                    308                 (460)
                                                                                            ------------         ------------

Cash and cash equivalents at beginning of period                                                  1,381                  581
                                                                                            ------------         -----------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     1,689          $       121
                                                                                            ============         ===========

Supplemental Cash Flow Information -- Interest Paid                                         $     1,973          $     3,359
                                                                                            ============         ===========

See notes to unaudited consolidated financial statements
                                      -6-

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     Health Care REIT, Inc. and Subsidiaries



Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily an indication of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1997.


Note B - Real Estate Investments

During the three months ended March 31, 1998, the Company provided permanent mortgage financings of $27,071,000, invested $43,455,000 in real property, made construction advances of $35,933,000, and funded $3,716,000 of equity related investments. During the three months ended March 31, 1998, the Company received principal payments on real estate mortgages of $7,361,000 and had net payments on working capital loans of $413,000.

With respect to the above-mentioned construction advances, funding associated with 14 construction loans represented $10,969,000, and funding for construction in progress in connection with 27 properties owned directly by the Company totaled $24,964,000. During the three months ended March 31, 1998, two of the construction loans completed the construction phase of the Company's investment process and were converted to investments in permanent mortgage loans, with an aggregate investment of $7,595,000. Also during the three months ended March 31, 1998, three of the construction properties in progress completed the construction phase of the Company's investment process and were converted to permanent operating leases, with an aggregate investment balance of $9,337,000.


Note C - Indebtedness and Shareholders' Equity

In March 1998, the Company completed the sale of $100 million of 7.625% Senior Unsecured Notes due March 15, 2008.

In March, 1998, the Company issued 913,242 shares of Common Stock, $1.00 par value per share, at the price of $27.375 per share, which generated net proceeds to the Company of $23,721,000.

The Company has a total of $185,000,000 in unsecured credit facilities bearing interest at the lenders' prime rate or LIBOR plus 1.125%. A total of approximately $136,000,000 was available at March 31, 1998, subject to compliance with the terms and conditions of the unsecured credit facilities.

Note D - Direct Investments

Management determines the appropriate classification of a direct investment at the time of acquisition and reevaluates such designation as of each balance sheet date. Debt securities which are classified as held to maturity are stated at historical cost. Equity investments are stated at historical cost. At March 31, 1998, direct investments included the preferred stock of two private corporations and subordinated debt in four private corporations.


Note E - Marketable Securities

Marketable securities are stated at market value with unrealized gains and losses reported in a separate component of shareholders' equity. At March 31, 1998, marketable securities reflected the market value of the common stock of two publicly owned corporations, which were obtained by the Company at no cost, and the fair value of the common stock related to warrants in one publicly owned corporation in excess of the exercise price.


Note F - Contingent Liabilities

As disclosed in the financial statements for the year ended December 31, 1997, the Company was contingently liable for certain obligations amounting to $15,565,000. No significant change in these contingencies had occurred as of March 31, 1998.


Note G - Distributions Paid to Shareholders

On February 20, 1998, the Company paid a dividend of $0.54 per share to shareholders of record on February 3, 1998. This dividend related to the period from October 1, 1997 through December 31, 1997.


Note H - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                    Three months ended March 31
                                                    ---------------------------
                                                       1998             1997
                                                       ----             ----
Numerator for basic and diluted earnings per
share-income available to common shareholders         $13,409         $ 9,826
                                                      =======         =======
Denominator for basic earnings per share -
weighted average shares                                24,259          19,286

Effect of dilutive securities:
     Employee stock options                               143
     Nonvested restricted shares                          240             164
                                                      -------         -------
Dilutive potential common shares                          383             164
                                                      -------         -------
Denominator for diluted earnings per share -
adjusted weighted average shares                       24,642          19,450
                                                      =======         =======
Basic earnings per share                              $  0.55         $  0.51

Diluted earnings per share                            $  0.54         $  0.51

                                      -8-

Note I - Comprehensive Income

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's marketable securities to be included in other comprehensive income. Prior to adoption of Statement 130 unrealized gains and losses were reported seperately in shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $13,748,000 and $10,024,000.


Note J - Subsequent Events

On April 21, 1998, the Company declared a dividend of $0.545 per share payable on May 20, 1998 to shareholders of record on May 5, 1998. The dividend relates to the period from January 1, 1998 through March 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1998, the Company's net real estate investments totaled approximately $810,117,000, which included 54 skilled nursing facilities, 120 assisted living facilities, 12 retirement centers, six specialty care facilities and two behavioral care facilities. The Company funds its investments through a combination of long-term and short-term financing, utilizing both debt and equity.

As of March 31, 1998, the Company had shareholders' equity of $497,101,000 and a total outstanding debt balance of $319,650,000, which represents a debt to equity ratio of 0.64 to 1.0.

In March 1998, the Company completed the sale of $100 million of 7.625% Senior Unsecured Notes due March 15, 2008.

In March 1998, the Company issued 913,242 shares of Common Stock, $1.00 par value per share, at the price of $27.375 per share, which generated net proceeds to the Company of $23,721,000.

During the three months ended March 31, 1998, the proceeds derived from the Company's capital raising activities were used to invest in additional health care properties and reduce bank debt under the Company's revolving lines of credit arrangements.

As of March 31, 1998, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $516,269,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

As of March 31, 1998, the Company had approximately $256,702,000 in unfunded commitments. Under the Company's line of credit arrangements, available funding totaled $136,000,000, subject to compliance with the terms and conditions of the line of credit arrangements. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, finance future investments, and meet debt service and dividend requirements.

RESULTS OF OPERATIONS
---------------------

Revenues for the three months ended March 31, 1998 were $21,226,000 as compared with $16,569,000 for the three months ended March 31, 1997. Revenue growth resulted primarily from increased interest income of $1,306,000, increased operating lease income of $2,681,000 and increased loan and commitment fees of $642,000 as a result of additional real estate investments made during the past twelve months.

Expenses for the three months ended March 31, 1998 totaled $7,817,000, an increase of $1,074,000 from expenses of $6,743,000 for the same period in 1997. The increase in total expenses for the three month period ended March 31, 1998 was related to an increase in interest expense, an additional expense associated with the provision for depreciation and an increase in general and administrative expenses.

Interest expense for the three months ended March 31, 1998 was $4,240,000 as compared to $4,011,000 for the same period in 1997. The increase in the 1998 period was primarily due to the issuance of $80,000,000 Senior Notes in April 1997 and the issuance of $100,000,000 Senior Notes in March 1998. The increase in the 1998 period was offset by the amount of capitalized interest recorded during the first three months of 1998.

The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. The Company's interest expense is reduced by the amount capitalized. Capitalized interest for the three month period in 1998 totaled $1,226,000, as compared with $247,000 for the same period in 1997.

The provision for depreciation for the three month period ended March 31, 1998 totaled $1,870,000, an increase of $685,000 over the comparable period in 1997 as a result of additional investments in properties owned directly by the Company.

General and administrative expense for the three month period ended March 31, 1998 totaled $1,381,000, as compared with $1,180,000 for the same period in 1997. The expenses for the three month period in 1998 were 6.51% of revenues as compared with 7.12% for the same period in 1997.

As a result of the various factors mentioned above, net income for the three month period ended March 31, 1998 was $13,409,000, or $0.54 per diluted share, as compared with $9,826,000, or $0.51 per diluted share, for the comparable period in 1997.

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

The Company has assessed its current computer software for proper functioning with respect in dates in the year 2000 and thereafter. The year 2000 issue and related costs are not expected to have a material impact on the operations of the Company.

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

On January 15, 1998, the Company issued a press release in which it announced record new investments of $262.6 million for 1997.

On January 20, 1998, the Company issued a press release in which it announced that the Board of Directors voted to pay a quarterly dividend of $0.54 per share on February 20, 1998 payable to shareholders of record as of February 3, 1998.

On February 4, 1998, the Company issued a press release in which it announced financial results for the fourth quarter and year ended December 31, 1997.

On February 10, 1998, the Company issued a press release in which it announced an investment grade rating by Standard & Poor's.

On February 17, 1998, the Company issued a press release in which it announced participation in a joint venture to invest in European health care facilities.

On March 11, 1998, the Company issued a press release in which it announced the sale of $100 million of senior unsecured notes.

On March 26, 1998, the Company issued a press release in which it announced the sale of 913,242 shares of common stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Reports

              10.1     Amended and Restated Employment Agreement effective as
                       of January 1, 1998 by and between Health Care REIT, Inc.
                       and George L. Chapman
              10.2     Amended and Restated Employment Agreement effective as
                       of January 1, 1998 by and between Health Care REIT, Inc.
                       and Raymond W. Braun
              10.3     Amended and Restated Employment Agreement effective as
                       of January 1, 1998 by and between Health Care REIT, Inc.
                       and Edward F. Lange, Jr.
              10.4     Amended and Restated Employment Agreement effective as
                       of January 1, 1998 by and between Health Care REIT, Inc.
                       and Erin C. Ibele
              27       Financial Data Schedule
              99.1     Press release dated January 15, 1998
              99.2     Press release dated January 20, 1998
              99.3     Press release dated February 4, 1998
              99.4     Press release dated February 10, 1998
              99.5     Press release dated February 17, 1998
              99.6     Press release dated March 11, 1998
              99.7     Press release dated March 26, 1998




      (b) Reports on Form 8-K

          Form 8-K filed on March 11, 1998
          Form 8-K filed on March 26, 1998

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                HEALTH CARE REIT, INC.
                         `



Date:     April 28, 1998                              By:        GEORGE L. CHAPMAN
     ------------------------                            -------------------------
                                                               George L. Chapman,
                                                               Chairman, Chief Executive Officer, and
                                                               President



Date:     April 28, 1998                              By:       EDWARD F. LANGE, JR.
     -----------------------                             ---------------------------
                                                               Edward F. Lange, Jr.,
                                                               Chief Financial Officer




Date:     April 28, 1998                              By:      MICHAEL A. CRABTREE
     -----------------------                             -------------------------
                                                               Michael A. Crabtree,
                                                               Chief Accounting Officer



                                  EXHIBIT INDEX


The following documents are included in this Form 10-Q as Exhibits:


          Designation
          Number Under
          Item 601 of
         Regulation S-K                   Exhibit Description
         --------------                   -------------------


              10.1 Amended and Restated Employment Agreement effective as of January 1, 1998 by and between Health Care REIT, Inc.
                       and George L. Chapman

              10.2 Amended and Restated Employment Agreement effective as of January 1, 1998 by and between Health Care REIT, Inc.
                       and Raymond W. Braun

              10.3 Amended and Restated Employment Agreement effective as of January 1, 1998 by and between Health Care REIT, Inc.
                       and Edward F. Lange, Jr.

              10.4 Amended and Restated Employment Agreement effective as of January 1, 1998 by and between Health Care REIT, Inc.
                       and Erin C. Ibele

              27       Financial Data Schedule

              99.1     Press release dated January 15, 1998

              99.2     Press release dated January 20, 1998

              99.3     Press release dated February 4, 1998

              99.4     Press release dated February 10, 1998

              99.5     Press release dated February 17, 1998

              99.6     Press release dated March 11, 1998

              99.7     Press release dated March 26, 1998
