Form 10-Q
period 1998-06-30
HEALTH CARE REIT INC /DE/
filed 1998-08-11
CIK 766704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       JUNE 30, 1998
                               -------------------------------------------------

                                                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________



                             HEALTH CARE REIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                34-1096634
-----------------------------                                -------------------
(State or jurisdiction of                                     (I.R.S. Employer
incorporation or organization)                               Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio                               43604
-------------------------------------                        -------------------
(Address of principal executive office)                           (Zip Code)

(Registrant's telephone number, including area code)      (419) 247-2800
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
Yes X   No   .
   ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X .  No    .
                          ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1998.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 25,456,788 shares
                   Shares of Preferred Stock, $1.00 par value
                          Outstanding 3,000,000 shares

                             HEALTH CARE REIT, INC.

                                      INDEX


                                                                          Page
                                                                          ----

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets - June 30, 1998
            and December 31, 1997                                           3

            Consolidated Statements of Income - Three
            and six months ended June 30, 1998 and 1997                     4

            Consolidated Statements of Shareholders' Equity-
            Six months ended June 30, 1998
            and 1997                                                        5

            Consolidated Statements of Cash Flows-
            Six months ended June 30, 1998 and 1997                         6

            Notes to Unaudited Consolidated Financial Statements            7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10


Part II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders            13

Item 5.     Other Information                                              13

Item 6.     Exhibits and Reports on Form 8-K                               14


SIGNATURES                                                                 15

EXHIBIT INDEX                                                              16

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                         JUNE 30           DECEMBER 31
                                                          1998                1997
                                                       (UNAUDITED)           (NOTE)
                                                        ---------         ---------
                                                              (IN THOUSANDS)
ASSETS
Real estate investments:
   Real property owned:
   Land                                                 $  39,305         $  22,445
   Buildings & improvements                               385,031           239,549
   Construction in progress                                87,905            47,050
                                                        ---------         ---------
                                                          512,241           309,044
   Less accumulated depreciation                          (15,930)          (11,769)
                                                        ---------         ---------
       Total real property owned                          496,311           297,275

   Loans receivable                                       390,683           412,734
   Direct financing leases                                  7,722             7,935
                                                        ---------         ---------
                                                          894,716           717,944
   Less allowance for losses on loans receivable           (4,687)           (4,387)
                                                        ---------         ---------
       Net real estate investments                        890,029           713,557

Other Assets:
     Direct investments                                    21,790             4,964
     Marketable securities                                  3,832             4,671
     Deferred loan expenses                                 2,582             2,275
     Cash and cash equivalents                              1,270             1,381
     Receivables and other assets                           7,484             7,479
                                                        ---------         ---------
                                                           36,958            20,770
                                                        ---------         ---------
TOTAL ASSETS                                            $ 926,987         $ 734,327
                                                        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit obligations        $  89,600         $  78,400
     Senior unsecured notes                               240,000           162,000
     Mortgages payable                                      7,467             8,670
     Accrued expenses and other liabilities                19,313            15,333
                                                        ---------         ---------
TOTAL LIABILITIES                                         356,380           264,403

Shareholders' equity:
     Preferred Stock, $1.00 par value:
         Authorized - 10,000,000 shares
         Issued and outstanding - 3,000,000                75,000
     Common Stock, $1.00 par value:
         Authorized - 40,000,000 shares
         Issued and outstanding - 25,456,788
              in 1998 and 24,341,030 in 1997               25,457            24,341
     Capital in excess of par value                       460,700           435,603
     Undistributed net income                               9,172             8,841
     Accumulated other comprehensive
         income                                             3,644             4,671
     Unamortized restricted stock                          (3,366)           (3,532)
                                                        ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                                570,607           469,924
                                                        ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 926,987         $ 734,327
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

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES





                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30                     JUNE 30
                                                                1998          1997            1998          1997
                                                              ----------------------        ----------------------
                                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
     Interest on loans receivable                             $11,442        $11,319        $23,364        $21,935
     Prepayment fees                                                             477                           477
     Operating lease rent                                       9,625          5,461         17,269         10,424
     Direct financing lease income                                214            357            428            714
     Loan and commitment fees                                   1,286            717          2,512          1,301
     Other income                                                 592            117            812            166
                                                              -------        -------        -------        -------
              Total Revenue                                   $23,159        $18,448        $44,385        $35,017

EXPENSES:
     Interest expense                                         $ 4,461        $ 3,752        $ 8,701        $ 7,763
     Provision for depreciation                                 2,292          1,276          4,162          2,461
     General and administrative expenses                        1,336          1,181          2,717          2,361
     Loan expense                                                 181            161            357            378
     Provision for losses                                         150            150            300            300
                                                              -------        -------        -------        -------
              Total expenses                                  $ 8,420        $ 6,520        $16,237         13,263
                                                              -------        -------        -------        -------

                  Net Income                                  $14,739        $11,928        $28,148        $21,754

Preferred stock dividends                                         832                           832
                                                              -------        -------        -------        -------

                  Net Income Available to
                  Common Shareholders                         $13,907        $11,928        $27,316        $21,754
                                                              =======        =======        =======        =======

Average number of common shares outstanding:
     Basic                                                     25,272         21,845         24,768         20,523
     Diluted                                                   25,612         22,101         25,130         20,779

Net income available to Common Shareholders per share:
     Basic                                                    $  0.55        $  0.55        $  1.10        $  1.06
     Diluted                                                     0.54           0.54           1.09           1.05


See notes to unaudited consolidated financial statements

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


   HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                                                 Six months ended June 30, 1998
                                  ------------------------------------------------------------------------------------------------
                                                          Capital In   Unamortized                  Accum. Other
                                  Preferred    Common      Excess of    Restricted   Undistributed  Comprehensive
In thousands                       Stock       Stock       Par Value      Stock       Net Income        Income          Total
                                  -----------------------------------------------------------------------------------------------

Balance at beginning of period     $           $24,341      $435,603     $(3,532)     $   8,841        $  4,671        $469,924

Comprehensive income:
   Net income                                                                            28,148                          28,148
   Unrealized gains (losses)
     on securities                                                                                         (838)           (838)
   Foreign currency translation
     adjustment                                                                                            (189)           (189)
                                                                                                                       --------
Comprehensive income                                                                                                     27,121
                                                                                                                       --------

Proceeds from issuance of shares
   from dividend reinvestment
   plan                                            147         3,758                                                      3,905

Proceeds from issuance of shares
   from stock incentive plan                        56         1,008                                                      1,064

Proceeds from sale of shares                       913        22,808                                                     23,721

Proceeds from sale of Preferred
   Stock                            75,000                    (2,477)                                                    72,523

Reserved for restricted stock
   net of amortization                                                       166                                            166

Cash dividends paid                                                                     (27,817)                        (27,817)
                                   -------     -------      --------     -------      ---------        --------        --------

Balance at end of period           $75,000     $25,457      $460,700     $(3,366)     $   9,172        $  3,644        $570,607
                                   =======     =======      ========     =======      =========        ========        ========


                                                                 Six months ended June 30, 1997
                                  ------------------------------------------------------------------------------------------------
                                                          Capital In   Unamortized                  Accum. Other
                                  Preferred    Common      Excess of    Restricted   Undistributed  Comprehensive
                                   Stock       Stock       Par Value      Stock       Net Income        Income          Total
                                  -----------------------------------------------------------------------------------------------

Balance at beginning of period     $           $18,320      $ 298,281    $     0      $   8,167        $    768        $325,536

Comprehensive income:
   Net income                                                                            21,754                          21,754
   Unrealized gains on securities                                                                           670             670
                                                                                                                       --------
Comprehensive income                                                                                                     22,424
                                                                                                                       --------

Proceeds from issuance of shares
   from dividend reinvestment plan                  90          2,012                                                     2,102

Proceeds from issuance of shares
   from stock incentive plan                       152          3,307                                                     3,459

Reserved for restricted stock,
   Net of amortization                                                    (2,608)                                        (2,608)

Proceeds from sale of shares                     3,480         76,266                                                    79,746

Cash dividends paid                                                                     (21,197)                        (21,197)
                                   -------     -------      ---------    --------     ----------       ---------       --------

Balance at end of period           $     0     $22,042      $ 379,866    $(2,608)     $   8,724        $  1,438        $409,462
                                   =======     =======      =========    ========     ==========       =========       ========


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30
                                                                        1998              1997
                                                                     ---------------------------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                         $  28,148         $  21,754
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                         4,198             2,489
      Provision for losses                                                 300               300
      Amortization                                                         588               379
      Loan and commitment fees earned less than cash received              523               452
      Direct financing lease income less than cash received                213               144
      Rental income in excess of cash received                            (569)             (706)
      Interest and other income in excess of cash received                (164)              (17)
      Increase in accrued expenses and other liabilities                 3,459             1,108
      (Increase)/decrease in receivables and other assets                  695              (351)
                                                                     ---------         ---------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                   37,391            25,552

INVESTING ACTIVITIES
  Investment in real properties                                       (129,768)          (60,476)
  Investment in loans receivable                                       (62,980)          (69,361)
  Investment in equity related investments                             (16,856)                0
  Principal collected on loans                                          11,606            12,761
  Other                                                                   (169)             (349)
                                                                     ---------         ---------
                NET CASH USED IN INVESTING ACTIVITIES                 (198,167)         (117,425)

FINANCING ACTIVITIES
  Net (payments)/advances under line of credit arrangements             11,200           (47,525)
  Principal payments on long-term obligations                          (23,203)             (197)
  Net proceeds from the issuance of Common Stock                        28,625            82,699
  Net proceeds from the issuance of Preferred Stock                     72,523
  Proceeds from issuance of Senior Notes                               100,000            80,000
  Increase in deferred loan expense                                       (663)           (1,515)
  Cash distributions to shareholders                                   (27,817)          (21,197)
                                                                     ---------         ---------
          NET CASH PROVIDED FROM FINANCING ACTIVITIES                  160,665            92,265

Increase/(decrease) in cash and cash equivalents                          (111)              392
                                                                     ---------         ---------

Cash and cash equivalents at beginning of period                         1,381               581
                                                                     ---------         ---------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   1,270         $     973
                                                                     =========         =========

Supplemental Cash Flow Information -- Interest Paid                  $  10,155         $   7,487
                                                                     =========         =========

See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily an indication of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1997.


NOTE B - REAL ESTATE INVESTMENTS

During the six months ended June 30, 1998, the Company provided permanent mortgage financings of $36,384,000, invested $57,187,000 in real property, made construction advances of $99,177,000, and funded $16,856,000 of equity related investments. During the six months ended June 30, 1998, the Company received principal payments on real estate mortgages of $11,172,000 and had net payments on working capital loans of $434,000.

With respect to the above-mentioned construction advances, funding associated with 19 construction loans represented $26,595,000, and funding for construction in progress in connection with 34 properties owned directly by the Company totaled $72,582,000. During the six months ended June 30, 1998, six of the construction loans completed the construction phase of the Company's investment process and were converted to investments in permanent mortgage loans, with an aggregate investment of $22,448,000. Also during the six months ended June 30, 1998, six of the construction properties in progress completed the construction phase of the Company's investment process and were converted to permanent operating leases, with an aggregate investment balance of $31,726,000.


NOTE C - INDEBTEDNESS AND SHAREHOLDERS' EQUITY

In March 1998, the Company completed the sale of $100 million of 7.625% Senior Unsecured Notes due March 15, 2008.

In March 1998, the Company issued 913,242 shares of Common Stock, $1.00 par value per share, at the price of $27.375 per share, which generated net proceeds to the Company of $23,721,000.

In May 1998, the Company issued 3,000,000 shares of 8.875% Cumulative Redeemable Preferred Stock at the price of $25.00 per share, which generated net proceeds to the Company of $72,523,000.

The Company has a total of $185,000,000 in unsecured credit facilities bearing interest at the lenders' prime rate or LIBOR plus 1.125%. A total of approximately $95,400,000 was available at June 30, 1998, subject to compliance with the terms and conditions of the unsecured credit facilities.

NOTE D - DIRECT INVESTMENTS

Management determines the appropriate classification of a direct investment at the time of acquisition and reevaluates such designation as of each balance sheet date. Debt securities which are classified as held to maturity are stated at historical cost. Equity investments are stated at historical cost. At June 30, 1998, direct investments included the preferred stock of one private corporation, subordinated debt in eight private corporations, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe.


NOTE E - MARKETABLE SECURITIES

Marketable securities are stated at market value with unrealized gains and losses reported in a separate component of shareholders' equity. At June 30, 1998, marketable securities reflected the market value of the common stock of two publicly owned corporations, which were obtained by the Company at no cost, and the fair value of the common stock related to warrants in one publicly owned corporation in excess of the exercise price.


NOTE F - CONTINGENT LIABILITIES

As disclosed in the financial statements for the year ended December 31, 1997, the Company was contingently liable for certain obligations amounting to $15,054,000. No significant change in these contingencies had occurred as of June 30, 1998.


NOTE G - DISTRIBUTIONS PAID TO SHAREHOLDERS

On May 20, 1998, the Company paid a dividend of $0.545 per share to shareholders of record on May 5, 1998. This dividend related to the period from January 1, 1998 through March 31, 1998.


NOTE H - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                          Six months ended June 30
                                                         --------------------------
                                                           1998               1997
                                                         -------            -------
Numerator for basic and diluted earnings per
share-income available to common shareholders            $27,316            $21,754
                                                         =======            =======

Denominator for basic earnings per share -
weighted average shares                                   24,768             20,523

Effect of dilutive securities:
     Employee stock options                                  219                141
     Nonvested restricted shares                             143                115
                                                         -------            -------

Dilutive potential common shares                             362                256
                                                         -------            -------

Denominator for diluted earnings per share -
adjusted weighted average shares                          25,130             20,779
                                                         =======            =======

Basic earnings per share                                 $  1.10            $  1.06

Diluted earnings per share                               $  1.09            $  1.05

NOTE I - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's marketable securities and foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption of Statement 130, unrealized gains and losses were reported separately in shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first six months of 1998 and 1997, total comprehensive income amounted to $27,121,000 and $22,424,000, respectively.


NOTE J - SUBSEQUENT EVENTS

On July 21, 1998, the Company declared a dividend of $0.55 per share payable on August 20, 1998 to shareholders of record on August 4, 1998. The dividend relates to the period from April 1, 1998 through June 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's net real estate investments totaled approximately $890,029,000, which included 56 skilled nursing facilities, 130 assisted living facilities, 15 retirement centers, six specialty care facilities and two behavioral care facilities. The Company funds its investments through a combination of long-term and short-term financing, utilizing both debt and equity.

As of June 30, 1998, the Company had shareholders' equity of $570,607,000 and a total outstanding debt balance of $337,067,000, which represents a debt to equity ratio of 0.59 to 1.0.

In March 1998, the Company completed the sale of $100 million of 7.625% Senior Unsecured Notes due March 15, 2008.

In March 1998, the Company issued 913,242 shares of Common Stock, $1.00 par value per share, at the price of $27.375 per share, which generated net proceeds to the Company of $23,721,000.

In May 1998, the Company issued 3,000,000 shares of 8.875% Cumulative Redeemable Preferred Stock at the price of $25.00 per share, which generated net proceeds to the Company of $72,523,000.

During the six months ended June 30, 1998, the proceeds derived from the Company's capital raising activities were used to invest in additional health care properties and reduce bank debt under the Company's revolving line of credit arrangements.

As of June 30, 1998, the Company had effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $441,269,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

As of June 30, 1998, the Company had approximately $239,345,000 in unfunded commitments. Under the Company's line of credit arrangements, available funding totaled $95,400,000, subject to compliance with the terms and conditions of the line of credit arrangements. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, finance future investments, and meet debt service and dividend requirements.

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1998 were $23,159,000 as compared with $18,448,000 for the three months ended June 30, 1997. Revenue growth resulted primarily from increased operating lease income of $4,164,000, increased interest income of $123,000 and increased loan and commitment fees of $569,000 as a result of additional real estate investments made during the past twelve months.

Revenues for the six months ended June 30, 1998 were $44,385,000 as compared with $35,017,000 for the six months ended June 30, 1997, an increase of $9,368,000 or 27%. Revenue growth resulted primarily from increased operating lease income of $6,845,000, increased interest income of $1,429,000, and increased loan and commitment fees of $1,211,000 as a result of additional real estate investments made during the past twelve months.

The growth in income for the three and six month periods ended June 30, 1998 was offset by prepayment fees during the second quarter of 1997 of $477,000. There were no such prepayment fees during the first six months of 1998.

Expenses for the three months ended June 30, 1998 totaled $8,420,000, an increase of $1,900,000 from expenses of $6,520,000 for the same period in 1997. Expenses for the six months ended June 30, 1998 totaled $16,237,000, an increase of $2,974,000 from expenses of $13,263,000 for the same period in 1997. The increases in total expenses for the three and six month periods ended June 30, 1998 were related to an increase in interest expense, an additional expense associated with the provision for depreciation and an increase in general and administrative expenses.

Interest expense for the three months ended June 30, 1998 was $4,461,000 as compared to $3,752,000 for the same period in 1997. For the six month period ended June 30, 1998, interest expense totaled $8,701,000 as compared to $7,763,000 for the same period in 1997. The increase in the 1998 period was primarily due to the issuance of $80,000,000 Senior Notes in April 1997 and the issuance of $100,000,000 Senior Notes in March 1998. The increases in the 1998 periods were offset by the amount of capitalized interest recorded during the first six months of 1998.

The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. The Company's interest expense is reduced by the amount capitalized. Capitalized interest for the three and six month periods in 1998 totaled $1,617,000, and $2,843,000, respectively, as compared with $381,000 and $628,000 for the same periods in 1997.

The provision for depreciation for the three and six month periods ended June 30, 1998 totaled $2,292,000 and $4,162,000, respectively, increases of $1,016,000 and $1,701,000 over the comparable periods in 1997 as a result of additional investments in properties owned directly by the Company.

General and administrative expenses for the three and six month periods ended June 30, 1998 totaled $1,336,000 and $2,717,000, respectively, as compared with $1,181,000 and $2,361,000 for the same periods in 1997. The expenses for the three and six month periods in 1998 were 5.77% and 6.12% of revenues as compared with 6.40% and 6.74% for the same periods in 1997.

Dividend expense, associated with the Company's outstanding preferred stock, for the three and six month periods ended June 30, 1998 totaled $832,000 and $832,000 respectively. There were no such dividend payments in the same periods in 1997.

As a result of the various factors mentioned above, net income available to common shareholders for the three and six month periods ended June 30, 1998 was $13,907,000, or $0.54 per diluted share, and $27,316,000, or $1.09 per diluted share, respectively, as compared with $11,928,000, or $0.54 per diluted share, and $21,754,000, or $1.05 per diluted share for the comparable periods in 1997. Net income for the three and six month periods ended June 30, 1997 included $477,000, or $0.02 per share, of prepayment fees. There were no such prepayment fees in the same period in 1998.

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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Health Care REIT, Inc. was duly called and held on April 21, 1998 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Company's management and Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the management's nominees for election as directors as listed in the Proxy Statement, and all such nominees were elected.

Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

   Proposal #1 - The election of three directors:

                         Nominee            For               Withheld
              ------------------------  ----------------   -----------------
              Jeffrey H. Donahue          22,249,048           193,127
              Bruce G. Thompson           22,258,434           183,741
              Richard A. Unverferth       22,216,385           225,790

   Proposal #2 - The approval of an amendment to the Company's
                 Stock Plan for Non-Employee Directors:

              For                                    19,957,231
              Against                                 2,032,249
              Abstain                                   452,695

   Proposal #3 - The ratification of the appointment of Ernst &
                 Young LLP as independent auditors for the fiscal year 1998:

              For                                    22,171,313
              Against                                    92,894
              Abstain                                   177,968



ITEM 5.  OTHER INFORMATION

On April 14, 1998, the Company issued a press release in which it announced record new investments of $110 million for first quarter of 1998.

On April 21, 1998, the Company issued a press release in which it announced record first quarter 1998 results and an increase in quarterly dividend.

On May 8, 1998, the Company issued a press release in which it announced the sale of $75 million of cumulative redeemable preferred stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Reports

                  27       Financial Data Schedule
                  99.1     Press release dated April 14, 1998
                  99.2     Press release dated April 21, 1998
                  99.3     Press release dated May 8, 1998




          (b)     Reports on Form 8-K

                  Form 8-K filed on May 8, 1998

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          HEALTH CARE REIT, INC.



Date:     August 11, 1998         By:  /s/ GEORGE L. CHAPMAN
     ----------------------          -------------------------------------------
                                          George L. Chapman,
                                          Chairman, Chief Executive Officer and
                                          President



Date:     August 11, 1998         By:  /s/ EDWARD F. LANGE, JR.
     ----------------------          -------------------------------------------
                                          Edward F. Lange, Jr.,
                                          Chief Financial Officer




Date:     August 11, 1998         By:  /s/ MICHAEL A. CRABTREE
     ----------------------          -------------------------------------------
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

                                  EXHIBIT INDEX
                                  -------------


The following documents are included in this Form 10-Q as Exhibits:


                 DESIGNATION
                 NUMBER UNDER
                 ITEM 601 OF
                REGULATION S-K            EXHIBIT DESCRIPTION
                --------------            -------------------

                   27               Financial Data Schedule

                   99.1             Press release dated April 14, 1998

                   99.2             Press release dated April 21, 1998

                   99.3             Press release dated May 8, 1998