Form 10-Q
period 1998-09-30
HEALTH CARE REIT INC /DE/
filed 1998-10-23
CIK 766704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           SEPTEMBER 30, 1998
                               ----------------------------------------

                                                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________



                             HEALTH CARE REIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          34-1096634
       --------                                          ----------
(State or jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio                      43604
-------------------------------------                    ---------
(Address of principal executive office)                 (Zip Code)

(Registrant's telephone number, including area code)            (419) 247-2800
                                                     --------------------------

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
Yes    X   .   No        .
   --------      --------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of October 15, 1998.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 28,040,734 shares
                   Shares of Preferred Stock, $1.00 par value
                          Outstanding 3,000,000 shares

                             HEALTH CARE REIT, INC.

                                      INDEX


                                                                          Page

Part I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets - September 30, 1998
              and December 31, 1997                                        3

              Consolidated Statements of Income - Three
              and nine months ended September 30, 1998 and 1997            4

              Consolidated Statements of Shareholders' Equity-
              Nine months ended September 30, 1998
              and 1997                                                     5

              Consolidated Statements of Cash Flows-
              Nine months ended September 30, 1998 and 1997                6

              Notes to Unaudited Consolidated Financial Statements         7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10


Part II.      OTHER INFORMATION

Item 4.       Other Information                                           13

Item 5.       Exhibits and Reports on Form 8-K                            13


SIGNATURES                                                                14

EXHIBIT INDEX                                                             15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                        SEPTEMBER 30          DECEMBER 31
                                                                            1998                 1997
                                                                         (UNAUDITED)            (NOTE)
                                                                       ---------------      --------------
ASSETS                                                                              (IN THOUSANDS)
Real estate investments:
   Real property owned:
   Land                                                                $       42,357       $       22,445
   Buildings & improvements                                                   414,709              239,549
   Construction in progress                                                   105,634               47,050
                                                                       ---------------      --------------
                                                                              562,700              309,044
   Less accumulated depreciation                                              (17,742)             (11,769)
                                                                       ---------------      ---------------
       Total real property owned                                              544,958              297,275

   Loans receivable                                                           396,222              412,734
   Direct financing leases                                                      6,776                7,935
                                                                       ---------------      --------------
                                                                              947,956              717,944
   Less allowance for losses on loans receivable                               (4,837)              (4,387)
                                                                       ---------------      ---------------
       Net real estate investments                                            943,119              713,557

Other Assets:
     Direct investments                                                        24,658                4,964
     Marketable securities                                                      2,967                4,671
     Deferred loan expenses                                                     2,407                2,275
     Cash and cash equivalents                                                  1,473                1,381
     Receivables and other assets                                              10,730                7,479
                                                                       ---------------      --------------
                                                                               42,235               20,770
                                                                       ---------------      --------------
TOTAL ASSETS                                                           $      985,354       $      734,327
                                                                       ===============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit obligations                       $      143,800       $       78,400
     Senior unsecured notes                                                   240,000              162,000
     Mortgages payable                                                          7,450                8,670
     Accrued expenses and other liabilities                                    21,971               15,333
                                                                       ---------------      --------------
TOTAL LIABILITIES                                                             413,221              264,403

Shareholders' equity:
     Preferred Stock, $1.00 par value:
         Authorized - 10,000,000 shares
         Issued and outstanding - 3,000,000                                    75,000
     Common Stock, $1.00 par value:
         Authorized - 40,000,000 shares
         Issued and outstanding - 25,540,734
              in 1998 and 24,341,030 in 1997                                   25,541               24,341
     Capital in excess of par value                                           462,294              435,603
     Undistributed net income                                                   9,528                8,841
     Accumulated other comprehensive
         income                                                                 2,973                4,671
     Unamortized restricted stock                                              (3,203)              (3,532)
                                                                       ---------------      ---------------
TOTAL SHAREHOLDERS' EQUITY                                                    572,133              469,924
                                                                       ---------------      --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $      985,354       $      734,327
                                                                       ===============      ==============

NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES





                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30                         SEPTEMBER 30
                                                         1998              1997                  1998              1997
                                                   ---------------   --------------       --------------       ------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
     Interest income                               $       11,294    $       11,694       $       35,241       $     33,629
     Prepayment fees                                          421                 0                  421                477
     Operating lease rent                                  12,213             5,694               29,482             16,118
     Direct financing lease income                            331               357                  759              1,071
     Loan and commitment fees                               1,425               779                3,937              2,080
     Other income                                             153                35                  382                201
                                                   --------------    --------------       --------------       ------------
              Total Revenue                                25,837            18,559               70,222             53,576

EXPENSES:
     Interest expense                                       4,878             3,871               13,579             11,634
     Provision for depreciation                             2,964             1,348                7,126              3,809
     General and administrative expenses                    1,640             1,245                4,357              3,606
     Loan expense                                             176               172                  533                550
     Provision for losses                                     150               150                  450                450
                                                   --------------    --------------       --------------       ------------
              Total expenses                                9,808             6,786               26,045             20,049
                                                   --------------    --------------       --------------       ------------

Net Income                                                 16,029            11,773               44,177             33,527

     Preferred stock dividends                              1,664                                  2,496
                                                   --------------    --------------       --------------       ------------

Net Income Available to
Common Shareholders                                $       14,365    $       11,773       $       41,681       $     33,527
                                                   ==============    ==============       ==============       ============

Average number of common shares outstanding:
     Basic                                                 25,356            21,974               24,966             21,012
     Diluted                                               25,637            22,289               25,301             21,327

Net income available to Common
Shareholders per share:
     Basic                                         $         0.57    $         0.54       $         1.67       $       1.60
     Diluted                                                 0.56              0.53                 1.65               1.57


See notes to unaudited consolidated financial statements

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


   HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                                              Nine months ended September 30, 1998
                                  ------------------------------------------------------------------------------------------------
                                                           Capital      Unamortized                    Accum. Other
                                  Preferred    Common     In Excess     Restricted    Undistributed   Comprehensive
In thousands                       Stock        Stock    of Par Value     Stock       Net Income         Income             Total
                                  -----------------------------------------------------------------------------------------------

Balance at beginning of period    $           $ 24,341     $435,603     $ (3,532)      $  8,841          $  4,671        $469,924

Comprehensive income:
   Net income                                                                            44,177                            44,177
   Unrealized  gains  (losses)                                                                             (1,704)         (1,704)
   on securities
   Foreign currency translation
     adjustment                                                                                                 6               6
                                                                                                                         --------
Comprehensive income                                                                                                       42,479

Proceeds from issuance of
   shares from dividend
   reinvestment plan                               217        5,429                                                         5,646


Proceeds from issuance of
   shares from stock incentive plan                 70        1,244                                                         1,314


Proceeds from sale of shares                       913       22,808                                                        23,721

Proceeds from sale of
   Preferred Stock                    75,000                 (2,790)                                                       72,210

Amortization of restricted stock                                             329                                              329


Cash dividends paid                                                                     (43,490)                          (43,490)
                                    --------  --------     --------     --------       --------          --------        --------

Balance at end of period            $ 75,000  $ 25,541     $462,294     $ (3,203)      $  9,528          $  2,973        $572,133
                                    ========  ========     ========     ========       ========          ========        ========


                                                              Nine months ended September 30, 1997
                                  ------------------------------------------------------------------------------------------------
                                                           Capital      Unamortized                    Accum. Other
                                  Preferred    Common     In Excess     Restricted    Undistributed   Comprehensive
In thousands                       Stock        Stock    of Par Value     Stock       Net Income         Income         Total
                                  -----------------------------------------------------------------------------------------------

Balance at beginning of period     $          $18,320       $298,281     $     0      $    8,167        $    768         $325,536

Comprehensive income:
   Net income                                                                             33,527                           33,527
   Unrealized gains on securities                                                                          1,706            1,706
                                                                                                                           ------

Comprehensive income                                                                                                       35,233

Proceeds from issuance of shares
   from dividend  reinvestment plan               138          3,165                                                        3,303


Proceeds from issuance of shares
   from stock incentive plan                      187          3,886      (2,522)                                           1,551


Proceeds from sale of shares                    3,480         76,270                                                       79,750

Cash dividends paid                                                                      (32,897)                         (32,897)
                                   -------    -------       --------     --------     ----------       ---------         --------

Balance at end of period           $     0    $22,125       $381,602     $(2,522)     $    8,797        $  2,474         $412,476
                                   =======    =======       ========     ========     ==========       =========         ========


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30
                                                                                                1998                 1997
                                                                                           ------------------------------
                                                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                                                $    44,177          $    33,527
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                                                  7,162                3,853
      Provision for losses                                                                          450                  450
      Amortization                                                                                  927                  552
      Loan and commitment fees earned less than cash received                                     1,222                3,240
      Direct financing lease income less than cash received                                         257                  238
      Rental income in excess of cash received                                                   (1,918)              (1,090)
      Interest and other income in excess of cash received                                         (271)                 (25)
      Increase in accrued expenses and other liabilities                                          5,416                4,726
      (Increase)/decrease in receivables and other assets                                        (1,101)               3,087
                                                                                              ----------         -----------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                                            56,321               48,558

INVESTING ACTIVITIES
  Investment in real properties                                                                (189,677)             (90,851)
  Investment in loans receivable                                                                (76,246)             (92,457)
  Investment in equity related investments                                                      (19,422)              18,654
  Principal collected on loans                                                                   19,333               24,628
  Proceeds from sale of properties                                                                9,200
  Other                                                                                            (270)                (390)
                                                                                            ------------         ------------
                NET CASH USED IN INVESTING ACTIVITIES                                          (257,082)            (140,416)

FINANCING ACTIVITIES
  Net (payments)/advances under line of credit arrangements                                      65,400               (6,525)
  Principal payments on long-term obligations                                                   (23,220)              (1,577)
  Net proceeds from the issuance of Common Stock                                                 30,617               81,927
  Net proceeds from the issuance of Preferred Stock                                              72,210
  Proceeds from issuance of Senior Notes                                                        100,000               80,000
  Increase in deferred loan expense                                                                (664)              (1,561)
  Cash distributions to shareholders                                                            (43,490)             (32,897)
                                                                                            ------------         ------------
          NET CASH PROVIDED FROM FINANCING ACTIVITIES                                           200,853              119,367

Increase in cash and cash equivalents                                                                92               27,509
                                                                                            -----------          -----------

Cash and cash equivalents at beginning of period                                                  1,381                  581
                                                                                            ------------         -----------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     1,473          $    28,090
                                                                                            ============         ===========

Supplemental Cash Flow Information -- Interest Paid                                         $    11,499          $     9,136
                                                                                            ============         ===========

See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily an indication of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1997.


NOTE B - REAL ESTATE INVESTMENTS

During the nine months ended September 30, 1998, the Company provided permanent mortgage financings of $37,588,000, invested $79,419,000 in real property, made construction advances of $148,915,000 and funded $19,923,000 of equity related investments. During the nine months ended September 30, 1998, the Company received principal payments on real estate mortgages of $19,139,000 and had net payments on working capital loans of $194,000.

With respect to the above-mentioned construction advances, funding associated with 21 construction loans represented $38,657,000, and funding for construction in progress in connection with 37 properties owned directly by the Company totaled $110,258,000. During the nine months ended September 30, 1998, nine of the construction loans completed the construction phase of the Company's investment process and were converted to investments in permanent mortgage loans, with an aggregate investment of $32,715,000. Also during the nine months ended September 30, 1998, nine of the construction properties in progress completed the construction phase of the Company's investment process and were converted to permanent operating leases, with an aggregate investment balance of $51,673,000.


NOTE C - INDEBTEDNESS AND SHAREHOLDERS' EQUITY

In March 1998, the Company completed the sale of $100 million of 7.625% Senior Unsecured Notes due March 15, 2008.

In March 1998, the Company issued 913,242 shares of Common Stock, $1.00 par value per share, at the price of $27.375 per share, which generated net proceeds to the Company of $23,721,000.

In May 1998, the Company issued 3,000,000 shares of 8.875% Cumulative Redeemable Preferred Stock at the price of $25.00 per share, which generated net proceeds to the Company of $72,210,000.

The Company has a total of $190,000,000 in unsecured credit facilities bearing interest at the lenders' prime rate or LIBOR plus 1.00%. A total of approximately $46,200,000 was available at September 30, 1998, subject to compliance with the terms and conditions of the unsecured credit facilities.

NOTE D - DIRECT INVESTMENTS

Management determines the appropriate classification of a direct investment at the time of acquisition and reevaluates such designation as of each balance sheet date. Debt securities which are classified as held to maturity are stated at historical cost. Equity investments are stated at historical cost. At September 30, 1998, direct investments included the preferred stock of one private corporation, subordinated debt in eight private corporations, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe.


NOTE E - MARKETABLE SECURITIES

Marketable securities are stated at market value with unrealized gains and losses reported in a separate component of shareholders' equity. At September 30, 1998, marketable securities reflected the market value of the common stock of two publicly owned corporations, which were obtained by the Company at no cost, and the fair value of the common stock related to warrants in one publicly owned corporation in excess of the exercise price.


NOTE F - CONTINGENT LIABILITIES

As disclosed in the financial statements for the year ended December 31, 1997, the Company was contingently liable for certain obligations amounting to $15,055,000. No significant change in these contingencies had occurred as of September 30, 1998.


NOTE G - DISTRIBUTIONS PAID TO SHAREHOLDERS

On August 20, 1998, the Company paid a dividend of $.55 per share to shareholders of record on August 4, 1998. This dividend related to the period from April 1, 1998 through June 30, 1998.


NOTE H - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            Three months ended Sept. 30         Nine months ended Sept. 30
                                                            ---------------------------         --------------------------
                                                                1998             1997              1998              1997
                                                                ----             ----              ----              ----
Numerator for basic and diluted earnings per
share-income available to common shareholders                $  14,365       $   11,773         $  41,681        $   33,527
                                                             =========       ==========         =========        ==========

Denominator for basic earnings per share -
weighted average shares                                         25,356           21,974            24,966            21,012

Effect of dilutive securities:
     Employee stock options                                        138              201               192               201
     Nonvested restricted shares                                   143              114               143               114
                                                             ---------       ----------         ---------        ----------

Dilutive potential common shares                                   281              315               335               315
                                                             ---------       ----------         ---------        ----------

Denominator for diluted earnings per share -
adjusted weighted average shares                                25,637           22,289            25,301            21,327
                                                             =========       ==========         =========        ==========

Basic earnings per share                                     $    0.57       $     0.54         $    1.67        $     1.60

Diluted earnings per share                                   $    0.56       $     0.53         $    1.65        $     1.57


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

During the first nine months of 1998 and 1997, total comprehensive income amounted to $42,479,000 and $35,233,000, respectively. During the three months ended September 30, 1998, total comprehensive income amounted to $15,358,000 and $12,809,000, respectively.


NOTE J - SUBSEQUENT EVENTS

In October 1998, the Company issued 2,500,000 shares of Common Stock, $1.00 par value per share, at the price of $23.9375, which generated net proceeds of $56,444,000. The net proceeds of the offering were used to repay borrowings under the Company's revolving line of credit arrangements.

On October 20, 1998, the Company declared a dividend of $.555 per share payable on November 20, 1998 to shareholders of record on November 3, 1998. The dividend relates to the period from July 1, 1998 through September 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's net real estate investments totaled approximately $943,119,000, which included 55 skilled nursing facilities, 131 assisted living facilities, 16 retirement centers, six specialty care facilities and two behavioral care facilities. The Company funds its investments through a combination of long-term and short-term financing, utilizing both debt and equity.

As of September 30, 1998, the Company had shareholders' equity of $572,133,000 and a total outstanding debt balance of $391,250,000, which represents a debt to equity ratio of .68 to 1.0.

In March 1998, the Company completed the sale of $100 million of 7.625% Senior Unsecured Notes due March 15, 2008.

In March 1998, the Company issued 913,242 shares of Common Stock, $1.00 par value per share, at the price of $27.375 per share, which generated net proceeds to the Company of $23,721,000.

In May 1998, the Company issued 3,000,000 shares of 8.875% Cumulative Redeemable Preferred Stock at the price of $25.00 per share, which generated net proceeds to the Company of $72,210,000.

During the nine months ended September 30, 1998, the proceeds derived from the Company's capital raising activities were used to invest in additional health care properties and reduce bank debt under the Company's revolving line of credit arrangements.

As of September 30, 1998, the Company had effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $441,269,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

As of September 30, 1998, the Company had approximately $246,162,000 in unfunded commitments. Under the Company's line of credit arrangements, available funding totaled $46,200,000, subject to compliance with the terms and conditions of the line of credit arrangements. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance continued investment activity.

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1998 were $25,837,000 as compared with $18,559,000 for the three months ended September 30, 1997. Revenue growth resulted primarily from increased operating lease income of $6,519,000 and increased loan and commitment fees of $646,000 as a result of additional real estate investments made during the past twelve months.

Revenues for the nine months ended September 30, 1998 were $70,222,000 as compared with $53,576,000 for the nine months ended September 30, 1997, an increase of $16,646,000 or 31%. Revenue growth resulted primarily from increased operating lease income of $13,364,000, increased interest income of $1,612,000, and increased loan and commitment fees of $1,857,000 as a result of additional real estate investments made during the past twelve months.

Expenses for the three months ended September 30, 1998 totaled $9,808,000, an increase of $3,022,000 from expenses of $6,786,000 for the same period in 1997. Expenses for the nine months ended September 30, 1998 totaled $26,045,000, an increase of $5,996,000 from expenses of $20,049,000 for the same period in 1997. The increases in total expenses for the three and nine month periods ended September 30, 1998 were related to an increase in interest expense, an additional expense associated with the provision for depreciation and an increase in general and administrative expenses.

Interest expense for the three months ended September 30, 1998 was $4,878,000 as compared with $3,871,000 for the same period in 1997. For the nine month period ended September 30, 1998, interest expense totaled $13,579,000 as compared with $11,634,000 for the same period in 1997. The increase in the 1998 period was primarily due to the issuance of $80,000,000 Senior Notes in April 1997 and the issuance of $100,000,000 Senior Notes in March 1998. The increases in the 1998 periods were offset by the amount of capitalized interest recorded during the first nine months of 1998.

The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. The Company's interest expense is reduced by the amount capitalized. Capitalized interest for the three and nine month periods in 1998 totaled $2,130,000, and $4,973,000, respectively, as compared with $663,000 and $1,290,000 for the same periods in 1997.

The provision for depreciation for the three and nine month periods ended September 30, 1998 totaled $2,964,000 and $7,126,000, respectively, increases of $1,616,000 and $3,317,000 over the comparable periods in 1997 as a result of additional investments in properties owned directly by the Company.

General and administrative expenses for the three and nine month periods ended September 30, 1998 totaled $1,640,000 and $4,357,000, respectively, as compared with $1,245,000 and $3,606,000 for the same periods in 1997. The expenses for the three and nine month periods in 1998 were 6.35% and 6.21% of revenues as compared with 6.71% and 6.73% for the same periods in 1997.

Dividend payments, associated with the Company's outstanding preferred stock, for the three and nine month periods ended September 30, 1998 totaled $1,664,000 and $2,496,000 respectively. There were no such dividend payments in the same periods in 1997.

As a result of the various factors mentioned above, net income available to common shareholders for the three and nine month periods ended September 30, 1998 was $14,365,000, or $.56 per diluted share, and $41,681,000, or $1.65 per diluted share, respectively, as compared with $11,773,000, or $.53 per diluted share, and $33,527,000, or $1.57 per diluted share for the comparable periods in 1997.

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

                           PART II. OTHER INFORMATION



ITEM 4.  OTHER INFORMATION

On July 14, 1998, the Company issued a press release in which it announced year to date investments of $210 million.

On July 21, 1998, the Company issued a press release in which it announced record second quarter 1998 results and an increase in quarterly dividend.


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Reports

                  27       Financial Data Schedule
                  99.1     Press release dated July 14, 1998
                  99.2     Press release dated July 21, 1998




          (b)     Reports on Form 8-K

                  None

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    HEALTH CARE REIT, INC.



Date:       October 23, 1998                By: /s/ GEORGE L. CHAPMAN
     ----------------------------              ------------------------------
                                                    George L. Chapman,
                                                    Chairman, Chief Executive
                                                    Officer and President



Date:        October 23, 1998               By: /s/ EDWARD F. LANGE, JR.
     ----------------------------              ------------------------------
                                                    Edward F. Lange, Jr.,
                                                    Chief Financial Officer




Date:        October 23, 1998               By: /s/ MICHAEL A. CRABTREE
     ----------------------------              -----------------------------
                                                    Michael A. Crabtree,
                                                    Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


The following documents are included in this Form 10-Q as Exhibits:


          DESIGNATION
          NUMBER UNDER
          ITEM 601 OF
          REGULATION S-K                           EXHIBIT DESCRIPTION
          --------------                    ---------------------------------

                27                          Financial Data Schedule

                99.1                        Press release dated July 14, 1998

                99.2                        Press release dated July 21, 1998