Form 10-K
period 1998-12-31
HEALTH CARE REIT INC /DE/
filed 1999-03-05
CIK 766704

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended DECEMBER 31, 1998          Commission File No. 1-8923

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
           Title of Each Class                       on Which Registered
           -------------------                       -------------------
         Common Stock, $1.00 par value             New York Stock Exchange

         8.875% Series B Cumulative                New York Stock Exchange
            Redeemable Preferred Stock

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of voting common stock held by non-affiliates of the Registrant on March 1, 1999 was $683,702,000 based on the reported closing sales price of such shares on the New York Stock Exchange for that date. As of March 1, 1999, there were 28,317,335 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the annual shareholders' meeting to be held April 20, 1999, are incorporated by reference into Part III.

                             HEALTH CARE REIT, INC.
                          1998 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                     PART I



                                                                         Page
                                                                         ----
Item  1.  Business........................................................ 3
Item  2.  Properties......................................................10
Item  3.  Legal Proceedings...............................................11
Item  4.  Submission of Matters to a Vote of Security Holders.............11

                                     PART II

Item  5.  Market for the Registrant's Common Equity and
             Related Stockholder Matters..................................11
Item  6.  Selected Financial Data.........................................12
Item  7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......16
Item  8.  Financial Statements and Supplementary Data.....................17
Item  9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..........................33

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..............33
Item 11.  Executive Compensation..........................................33
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management...............................................33
Item 13.  Certain Relationships and Related Transactions..................33

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K..........................................34

                                     PART I
ITEM 1.     BUSINESS

GENERAL

Health Care REIT, Inc. (the "Company") is a self-administered real estate investment trust that invests in health care facilities, primarily nursing homes, assisted living facilities and retirement centers. The Company also invests in specialty care facilities. As of December 31, 1998, long-term care facilities, which include nursing homes, assisted living facilities and retirement centers, comprised approximately 90% of the investment portfolio. Founded in 1970, the Company was the first real estate investment trust to invest exclusively in health care facilities.

As of December 31, 1998, the Company had $1,042,058,000 of real estate investments, inclusive of credit enhancements, in 224 facilities located in 34 states and managed by 45 different operators. At that date, the portfolio included 147 assisted living facilities, 54 nursing homes, 15 retirement centers, six specialty care facilities, and two behavioral care facilities. At December 31, 1998, the Company had approximately $209,900,000 in unfunded commitments.

The Company's primary objectives are to protect shareholders' capital and enhance shareholder value. The Company seeks to pay consistent cash dividends to shareholders and create opportunities to increase dividend payments from annual increases in rental and interest income and portfolio growth. To meet these objectives, the Company invests primarily in long-term care facilities managed by experienced operators and diversifies its investment portfolio by operator and geographic location.

The Company anticipates investing in additional health care facilities through operating lease arrangements with, and mortgage financings for, qualified health care operators. Capital for future investments may be provided by borrowing under the Company's revolving credit facilities, public offerings or private placements of debt or equity, and the assumption of secured indebtedness.

PORTFOLIO OF PROPERTIES

The following table reflects the diversification of the Company's portfolio as of December 31, 1998:

                                                                     Number
                                       Percentage        Number        of      Investment     Number     Number
       Type of         Investments         of             of         Beds/      Per Bed/       Of          of
      Facility              (1)         Portfolio     Facilities     Units      Unit(2)    Operators(3) States(3)
      --------        ------------      ---------     ----------     -----      -------    ------------ ---------
                     (In thousands)

Assisted Living
Facilities              $  584,288             56%           147     9,824      $ 72,335           21          26

Nursing Homes              294,414             28%            54     7,005        45,253           18          18


Specialty Care
Facilities                  91,994              9%             6       713       129,024            3           5

Retirement Centers          60,876              6%            15     1,366        53,668            7           7

Behavioral Care
Facilities                  10,486              1%             2       294        35,667            1           1
                        ----------            ---            ---    ------

 Totals                 $1,042,058            100%           224    19,202
                        ==========            ===            ===    ======

--------------------------
(1) Investments include real estate investments and credit enhancements which amounted to $1,032,693,000 and $9,365,000, respectively.

(2) Investment Per Bed/Unit was computed by using the total investment amount of $1,203,403,000 which includes real estate investments, unfunded commitments for which initial funding has commenced, and credit enhancements which total $1,032,693,000, $161,345,000 and $9,365,000, respectively.

(3) The Company has investments in properties located in 34 states, managed by 45 different operators.

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


INVESTMENTS

The Company invests in income producing health care facilities with a primary focus on long-term care facilities, which include skilled nursing facilities, assisted living facilities and retirement centers. The Company also invests in specialty care facilities. The Company intends to continue to diversify its investment portfolio by type of health care facilities, number of operators and geographic location.

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

Mortgage loans and operating leases are normally secured by guarantees and/or letters of credit. As of December 31, 1998, letters of credit from commercial banks, and cash deposits aggregating $48,260,000 were available to the Company as security for operating lease, permanent mortgage loan and construction loan obligations. In addition, the leases and loans are generally cross-defaulted and the loans are cross-collateralized with any other mortgage loans, leases, or other agreements between the operator or any affiliate of the operator and the Company.

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

For certain investments, the Company receives warrants or other similar equity instruments that provide the Company with an opportunity to share in an operator's enterprise value. As of December 31, 1998, the Company had warrants from 19 operators to purchase their common stock or partnership interest. None of the warrants are publicly traded. In one instance, the underlying common stock that relates to one set of warrants is publicly traded, and the market price of the common stock exceeded the exercise price of the related warrants at December 31, 1998, the value of which was recorded on the Company's balance sheet in an amount equal to $596,000.

In connection with investments in two operators, the Company also received warrants that were converted into shares of common stock. As of December 31, 1998, those shares of common stock were recorded on the Company's balance sheet at a value of $3,510,000.


   Operating Leases

Each facility, which includes the land, buildings, improvements and related rights (the "Leased Properties") owned by the Company is leased to a health care provider pursuant to a long-term lease (collectively, the "Leases"). The Leases generally have a fixed term of 10 to 13 years and contain multiple five-to ten-year renewal options. Each Lease is a triple net lease requiring the lessee to pay rent and all additional charges incurred in the operation of the Leased Property. The lessees are required to repair, rebuild and maintain the Leased Properties.

The net value of the Company's completed leased properties aggregated approximately $468,672,000 at December 31, 1998. The base rents range from approximately 9.4% to 13.7% per annum of the Company's equity investment in the leased properties. The rental yield to the Company from Leases depends upon a number of factors including the initial rent charged, any rental adjustments and the amount of the commitment fee charged at the inception of the transaction. The base rents for the renewal periods are generally fixed rents set at a spread above the Treasury yield for the corresponding period.

   Permanent Mortgage Loans

The Company's investments in permanent mortgage loans are structured to provide the Company with interest income, principal amortization and commitment fees. Virtually all of the approximately $355,974,000 of permanent mortgage loans as of December 31, 1998 were first mortgage loans.

The interest rate on the Company's investments in permanent mortgage loans for operating facilities ranges from 8.89% to 13.46% per annum on the outstanding balances. The yield to the Company on permanent mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan and any interest rate adjustments.

The permanent mortgage loans for operating facilities made through December 31, 1998 are generally subject to seven- to ten-year terms with 25-year amortization schedules that provide for a balloon payment of the outstanding principal balance at the end of the term. Generally, the permanent mortgage loans provide five to seven years of prepayment protection.

   Direct Investments

Management determines the appropriate classification of a direct investment at the time of acquisition and reevaluates such designation as of each balance sheet date. Debt securities which are classified as held to maturity are stated at historical cost. Equity investments are stated at historical cost. At December 31, 1998, direct investments included the preferred stock of one private corporation, subordinated debt in eight private corporations, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe.

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

At December 31, 1998, the Company had outstanding construction financings of $194,025,000 ($151,317,000 leased properties and $42,708,000 mortgage loans) and was committed to providing additional financing of approximately $151,850,000 to complete construction.


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


ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for possible loan losses that is evaluated quarterly to determine its adequacy. See Notes 1 and 6 of Notes to Financial Statements. At December 31, 1998, the total allowance of $4,987,000 was not allocated to any specific properties. The Company believes that its allowance is adequate.


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


EMPLOYEES

As of December 31, 1998, the Company employed 23 full-time employees.


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

Many of the facilities operated by the Company's customers receive a substantial portion of their revenues from the federal Medicare program and state Medicaid programs; therefore, the Company's revenues may be indirectly affected by changes in these programs. The amount of program payments can be changed by legislative or regulatory actions and by determinations by agents for the programs. Since Medicaid programs are funded by both the states and the federal government, the amount of payments can be affected by changes at either the state or federal level. There is no assurance that payments under these programs will remain at levels comparable to present levels or be sufficient to cover costs allocable to these patients.

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

Medicare and Medicaid programs have traditionally reimbursed nursing facilities for the reasonable direct and indirect allowable costs incurred in providing routine services (as defined by the programs), subject to certain cost ceilings. In 1998, the Medicare cost-based reimbursement system was replaced by a federal per diem rate based on the patient's condition, which is phased in over three years. (New facilities are immediately paid based on the federal rate.) The new per diem rate will be the sole payment for both direct nursing care ("Part A services") and ancillary services that were previously billed separately from the cost-based reimbursement system ("Part B services"). Capital costs are also included in the per diem rate. Many states have also converted to a system based on prospectively determined fixed rates, which may be based in part on historical costs. Initial estimates indicated that the new Federal System will reduce revenues of Company financed nursing facilities by approximately 3%, which should be offset in part by cost reductions. Overall, the new system will increase the importance of effective and efficient management.

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

President Clinton's budget proposal for federal fiscal 2000 includes the following: (i) a $1,000 tax credit for families taking care of elderly and disabled relatives at home, (ii) funding of a family caregivers' support program to provide a range of critical services for the elderly, and (iii) permission for the states to liberalize Medicaid eligibility standards for home and community based long-term care in order to make those standards the same as for nursing facility care. These proposals, if adopted, could reduce the demand for nursing facility services. The budget proposal would also allow persons between ages 62 and 65 to purchase Medicare coverage, and would further expand the federal government's enforcement programs against health care fraud and abuse. It is impossible to predict with any certainty what form any budget legislation may ultimately take.

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

Certain states have adopted pre-admission screening and other programs to promote utilization of outpatient and home-based services as an alternative to inpatient facility services. Recent changes in Medicaid regulations allow states to use Medicaid funding for alternatives to traditional inpatient care, including home health care and assisted living facilities.

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

Generally, for each taxable year during which the Company qualifies as a real estate investment trust, it will not be taxed on the portion of its taxable income (including capital gains) that is distributed to shareholders. Any undistributed income or gains will be taxed to the Company at regular corporate tax rates. Beginning in 1998, any undistributed net long-term capital gains taxed to the Company will be treated as having been distributed to the shareholders and will be included by them in determining the amount of their capital gains. The tax paid by the Company on those gains will be allocated among the shareholders and may be claimed as a credit on their tax returns. The shareholders will receive an increase in the basis of their shares in the Company equal to the difference the capital gain income and the tax credit allocated to them. The Company will be subject to tax at the highest corporate rate on its net income from foreclosure property, regardless of the amount of its distributions. The highest corporate tax rate is currently 35%. The Company may elect to treat any real property it acquires by foreclosure as foreclosure property. This would permit the Company to hold such property acquired before January 1, 1998 for up to two years and to hold property acquired after December 31, 1997 until the end of the third taxable year after the year of acquisition without adverse consequences. Subject to certain limitations, the Company will also be subject to an additional tax equal to 100% of the net income, if any, derived from prohibited transactions. A prohibited transaction is defined as a sale or disposition of inventory-type property or property held by the Company primarily for sale to customers in the ordinary course of its trade or business, which is not property acquired on foreclosure.

The Company is subject to a nondeductible federal excise tax equal to 4% of the amount, if any, by which 85% of its ordinary income plus 95% of its capital gain net income (plus distribution deficiencies from prior years) exceeds distributions actually paid or treated as paid to shareholders during the taxable year, plus current year income upon which the Company pays tax and any overdistribution from prior years. Due to the growth of the Company's income, primarily as a result of large capital gains from the exercise of purchase options under leases, the Company did not satisfy this requirement in 1998, 1997 and 1996 and incurred an excise tax of approximately $315,000, $360,000 and $317,000 respectively, in those years. There is a cumulative underdistribution of $16,353,000 that will carry over to 1999 and later years until reduced by distributions in a subsequent year that exceed the percentage of that year's income that is required to be distributed currently.

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

SUBSIDIARIES AND AFFILIATES

The Company has formed subsidiaries in connection with its real estate transactions. As of December 31, 1998, the Company's wholly-owned subsidiaries consisted of the following entities:


                                         STATE OF ORGANIZATION                DATE OF
NAME OF SUBSIDIARY                        AND TYPE OF ENTITY                ORGANIZATION
------------------                       ----------------------             ------------

HCRI Pennsylvania Properties, Inc.       Pennsylvania corporation         November 1, 1993
HCRI Overlook Green, Inc.                Pennsylvania corporation         July 9, 1996
HCRI Texas Properties, Inc.              Texas corporation                December 27, 1996
HCRI Texas Properties, Ltd.              Texas limited partnership        December 30, 1996
Health Care REIT International, Inc.     Delaware corporation             February 11, 1998
HCN Atlantic GP, Inc.                    Delaware corporation             February 20, 1998
HCN Atlantic LP, Inc.                    Delaware corporation             February 20, 1998
HCRI Nevada Properties, Inc.             Nevada corporation               March 27, 1998
HCRI Southern Investments I, Inc.        Delaware corporation             June 11, 1998
HCRI Louisiana Properties, L.P.          Delaware limited partnership     June 11, 1998
HCN BCC Holdings, Inc.                   Delaware corporation             September 25, 1998
HCRI Tennessee Properties, Inc.          Delaware corporation             September 25, 1998
HCRI Limited Holdings, Inc.              Delaware corporation             September 25, 1998
Pennsylvania BCC Properties, Inc.        Pennsylvania corporation         September 25, 1998
HCRI Tennessee Properties, L.P.          Tennessee limited partnership    October 26, 1998

ITEM 2.     PROPERTIES
The Company's headquarters are currently located at One SeaGate, Suite 1500, Toledo, Ohio 43604. The following table sets forth certain information regarding the facilities that comprise the Company's investments as of December 31, 1998.

                                                                     (In thousands)
                                       Number      Number     --------------------------
                                         of        of Beds/     Total         Annualized
            Facility Location        Facilities     Units     Investment(1)    Income(2)
            -----------------        ----------     -----     -------------    ---------
SKILLED NURSING FACILITIES:
   Arizona ................              1            103     $    4,095     $      413
   California .............              2            222          7,755            911
   Colorado ...............              1            180          6,313            638
   Connecticut ............              1            150          9,076            850
   Florida ................              6            720         41,143          4,604
   Idaho ..................              3            404         22,331          2,253
   Illinois ...............              1            120          7,745            902
   Kentucky ...............              1             92          4,366            536
   Massachusetts ..........             14          1,920         82,763          9,125
   Michigan ...............              1            111          2,733            342
   Missouri ...............              1            100          6,983            771
   New York ...............              1            200          7,834            888
   Ohio ...................              7            762         27,827          3,251
   Oklahoma ...............              2            200         18,324          1,770
   Oregon .................              1            121          5,524            558
   Pennsylvania ...........              3            415         18,996          2,433
   Texas ..................              7          1,120         19,436          2,385
   West Virginia ..........              1             65          1,170            224
                                -------------------------------------------------------
    Total .................             54          7,005     $  294,414     $   32,854
ASSISTED LIVING FACILITIES:
   Alabama ................              2            160     $    2,865     $      291
   Arizona ................              2             88          5,236            578
   California .............              2             87          6,053            614
   Colorado ...............              1             50          2,454            249
   Connecticut ............              2            161         13,553          1,557
   Florida ................             19          1,157         68,830          7,550
   Georgia ................              4            361         28,248          2,786
   Idaho ..................              1             48          2,602            297
   Indiana ................              1             60          7,007            738
   Louisiana ..............              2            209          6,750            741
   Maryland ...............              7            261         17,618          1,881
   Massachusetts ..........              1            131         11,148          1,210
   Montana ................              2            104          5,362            608
   Nevada .................              1            115          9,570          1,052
   New Jersey .............              1            314         16,796          1,912
   New Mexico .............              2            159          7,886            892
   New York ...............              6            823         62,510          6,352
   North Carolina .........             14            754         56,103          5,856
   Ohio ...................             10            822         40,253          4,586
   Oklahoma ...............             16            540         22,989          2,755
   Oregon .................              1             24          2,087            248
   Pennsylvania ...........              8            744         40,919          4,864
   South Carolina .........              2            105          3,229            363
   Tennessee ..............              3            162          4,607            497
   Texas ..................             36          2,310        134,861         14,937
   Virginia ...............              1             75          4,752            516
                                -------------------------------------------------------
    Total .................            147          9,824     $  584,288     $   63,930
RETIREMENT CENTERS:
   Arizona ................              1            164     $    2,369     $      307
   California .............              1             92          2,369            307
   Illinois ...............              2            320         11,114            179
   Indiana ................              6            291         14,932          1,738
   Nevada .................              1            126          7,153            824
   North Carolina .........              2            159         14,640          1,472
   Texas ..................              2            214          8,299            902
                                -------------------------------------------------------
    Total .................             15          1,366     $   60,876     $    5,729
SPECIALTY CARE FACILITIES:
   Arkansas ...............              1            117     $   29,000     $    3,410
   California .............              2            416         31,894          3,905
   Minnesota ..............              1              0            394             49
   Texas ..................              1             70         13,633          1,449
   Washington D.C .........              1            110         17,073          2,131
                                -------------------------------------------------------
    Total .................              6            713     $   91,994     $   10,994
                                -------------------------------------------------------
BEHAVIORAL CARE FACILITIES:
   Florida ................              2            294     $   10,486     $    1,101
                                -------------------------------------------------------
    TOTAL ALL FACILITIES: .            224         19,202     $1,042,058     $  114,558
                                ==========     ==========     ==========     ==========

----------
(1) Investments include real estate investments and credit enhancements which amounted to $1,032,693,000 and $9,365,000, respectively.

(2) Reflects contract rate of annual base rent or interest received or to be received upon completion of construction.

ITEM 3.     LEGAL PROCEEDINGS

None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The following table sets forth, for the periods indicated, the high and low prices of the Company's Common Stock on the New York Stock Exchange, as reported on the Composite Tape and dividends paid per share. There were 5,555 shareholders of record as of December 31, 1998.

                                                                     SALES PRICE                  DIVIDENDS
                                                                     -----------                  ---------
                                                                 HIGH              LOW               PAID
                                                                 ----              ---               ----
      1998
         First Quarter.....................................   $ 29.2500         $ 26.625           $ 0.540
         Second Quarter....................................     28.4375           25.375             0.545
         Third Quarter.....................................     27.5000           22.375             0.550
         Fourth Quarter....................................     26.6250           20.000             0.555

      1997
         First Quarter.....................................    $ 25.500          $23.625           $ 0.520
         Second Quarter....................................      25.000           22.250             0.525
         Third Quarter ....................................      27.625           24.250             0.530
         Fourth Quarter....................................      28.750           25.500             0.535

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 1998 are derived from the audited consolidated financial statements of the Company.


                                                                                            Year Ended December 31,
                                                                     ----------------------------------------------------------
                                                                                    (In thousands, except per share data)

                                                                         1998       1997        1996        1995        1994
                                                                         ----       ----        ----        ----        ----
OPERATING DATA
Revenues .........................................................     $97,992     $73,308     $54,402     $44,596     $42,732
Expenses:
  Interest expense ...............................................      18,030      15,365      14,635      12,752       9,684
  Provision for depreciation .....................................      10,254       5,287       2,427       1,580       1,385
  General and administrative
    and other expenses(1) ........................................       7,399       6,178       6,664      10,835       6,710
  Settlement of management
    contract(2) ..................................................          --          --          --       5,794          --
                                                                       -------     -------     -------     -------     -------
Total expenses ...................................................      35,683      26,830      23,726      30,961      17,779
                                                                       -------     -------     -------     -------     -------
Net income .......................................................      62,309      46,478      30,676      13,635      24,953
Preferred stock dividends ........................................       4,160          --          --          --          --
                                                                       -------     -------     -------     -------     -------
Net income available  to common shareholders .....................     $58,149     $46,478     $30,676     $13,635     $24,953
                                                                       =======     =======     =======     =======     =======

OTHER DATA
Average number of common shares outstanding(3):
     Basic .......................................................      25,579      21,594      14,093      11,710      11,519
     Diluted .....................................................      25,954      21,929      14,150      11,728      11,548
Cash available for distribution(4) ...............................     $68,490     $56,856     $36,705     $27,938     $31,697

PER SHARE
Net income available to common shareholders:
     Basic .......................................................     $  2.27     $  2.15     $  2.18     $  1.16     $ 2.17
     Diluted .....................................................        2.24        2.12        2.17        1.16       2.16
Cash distributions per common share ..............................        2.19        2.11        2.08       2.075       2.01



                                                                                             December 31,
                                                                      --------------------------------------------------------
                                                                                            (In thousands)
                                                                         1998        1997        1996       1995       1994
                                                                         ----        ----        ----       ----       ----
BALANCE SHEET DATA
Real estate investments, net......................................    $1,027,706   $713,557    $512,894   $351,924   $318,433
Total assets......................................................     1,073,424    734,327     519,831    358,092    324,102
Total debt........................................................       418,979    249,070     184,395    162,760    128,273
Total liabilities.................................................       439,665    264,403     194,295    170,494    134,922
Total shareholders' equity........................................       633,759    469,924     325,536    187,598    189,180

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

(4) Cash available for distribution is defined as net cash provided from operating activities less preferred dividends, but does not consider the effects of changes in operating assets and liabilities such as other receivables and accrued expenses. The Company uses cash available for distribution in evaluating investments and the Company's operating performance. Cash available for distribution does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company's net real estate investments totaled approximately $1,027,706,000, which included 147 assisted living facilities, 54 nursing facilities, 15 retirement centers, six specialty care facilities and two behavioral care facilities. The Company attempts to match fund its investments through a combination of long-term and short-term financing, utilizing both debt and equity.

During 1998, the Company invested $110,432,000 in real property, provided permanent mortgage financings of $52,897,000, made construction advances of $211,968,000, and funded $22,203,000 of equity related investments. During 1998, the Company received principal payments on real estate mortgages of $5,788,000, net payments on working capital loans of $117,000 and proceeds of $32,724,000 from the prepayment of mortgage loans.

During 1998, ten of the above-mentioned construction projects completed the construction phase of the Company's investment process and were converted to permanent real property investments, with an aggregate investment of $55,315,000, and ten construction loans converted to permanent mortgage loans with an aggregate investment balance of $37,375,000.

As of December 31, 1998, the Company had shareholders' equity of $633,759,000 and a total outstanding debt balance of $418,979,000, which represents a debt to equity ratio of 0.66 to 1.0.

In March 1998, the Company completed the sale of $100 million of 7.625% Senior Unsecured Notes due March 15, 2008 (the "Senior Unsecured Notes Due 2008").

In March 1998, the Company issued 913,242 shares of Common Stock, $1.00 par value per share, at the price of $27.375 per share, which generated net proceeds to the Company of $23,721,000.

In May 1998, the Company issued 3,000,000 shares of 8.875% Cumulative Redeemable Preferred Stock at the price of $25.00 per share, which generated net proceeds to the Company of $72,210,000.

In October 1998, the Company issued 2,546,000 shares of Common Stock, $1.00 par value per share, at the price of $23.9375 per share, which generated net proceeds to the Company of $57,631,000.

As of December 31, 1998, the Company had an unsecured revolving line of credit expiring March 31, 2001 in the amount of $175,000,000 bearing interest at the lender's prime rate or LIBOR plus 1.0%. In addition, the Company had an unsecured revolving line of credit in the amount of $15,000,000 bearing interest at the lender's prime rate expiring January 31, 2000. At December 31, 1998, under the Company's line of credit arrangements, available funding totaled $18,450,000.

In January 1999, the Company announced the sale of 3,000,000 shares of cumulative convertible preferred stock with a liquidation price of $25 per share, which generated net proceeds to the Company of $73,125,000.

As of March 1, 1999, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $380,319,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

As of December 31, 1998, the Company had approximately $209,900,000 in unfunded commitments. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance future investments.

RESULTS OF OPERATIONS DECEMBER 31, 1998 VS. DECEMBER 31, 1997

Revenues for the year ended December 31, 1998 were $97,992,000 compared to $73,308,000 for the year ended December 31, 1997, an increase of $24,684,000 or 34%. Revenue growth resulted primarily from increased operating rent income of $19,775,000, interest income of $1,516,000, and loan and commitment fees of $2,245,000 from additional real estate investments made during the past twelve to fifteen months.

Expenses for the year ended December 31, 1998, totaled $35,683,000, an increase of $8,853,000 from expenses of $26,830,000 for the year ended December 31, 1997. The increase in total expenses for the year ended December 31, 1998 was primarily related to an increase in interest expense, additional expense associated with the provision for depreciation, and an increase in general and administrative expenses.

Interest expense for the year ended December 31, 1998 was $18,030,000 compared with $15,365,000 for the year ended December 31, 1997. The increase in interest expense during 1998 was primarily due to the issuance in March 1998 of the Senior Unsecured Notes Due 2008, which was offset by the amount of capitalized interest recorded in 1998.

The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. The Company's interest expense is reduced by the amount capitalized. Capitalized interest for the year ended December 31, 1998 totaled $7,740,000, as compared with $2,306,000 for the same period in 1997.

The provision for depreciation for the year ended December 31, 1998 totaled $10,254,000, an increase of $4,967,000 over the year ended 1997 as a result of additional operating lease investments.

General and administrative expense for the year ended December 31, 1998 totaled $6,114,000 as compared with $4,858,000 for the year ended December 31, 1997. The expenses for the year ended December 31, 1998 were 6.24% of revenues as compared with 6.63% for the year ended December 31, 1997.

Dividend payments associated with the Company's outstanding preferred stock for the year ended December 31, 1998 totaled $4,160,000. There were no such dividend payments in 1997.

As a result of the various factors mentioned above, net income available for common shareholders for the year ended December 31, 1998 was $58,149,000, or $2.24 per share, as compared with $46,478,000, or $2.12 per share for the year ended December 31, 1997.

RESULTS OF OPERATIONS DECEMBER 31, 1997 VS. DECEMBER 31, 1996

Revenues for the year ended December 31, 1997 were $73,308,000 compared with $54,402,000 for the year ended December 31, 1996, an increase of $18,906,000 or 35%. Revenue growth resulted primarily from increased operating lease rent of $12,330,000, interest income of $9,264,000, and loan and commitment fees of $429,000 from additional real estate investments made during the past twelve to fifteen months.

The growth in interest and rental income for the year ended December 31, 1997 was offset by prepayment fees and gains on the sale of properties earned during 1996, which totaled $3,059,000 and $576,000, respectively, as compared with prepayment fees of $529,000 earned during 1997.

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

Interest expense for the year ended December 31, 1997 was $15,365,000 compared with $14,635,000 for the year ended December 31, 1996. The increase in interest expense during 1997 was primarily due to the issuance of $80,000,000 Senior Unsecured Notes in April 1997. The increase in the 1997 period was offset by the amount of capitalized interest recorded in 1997.

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

YEAR 2000 COMPLIANCE

The Year 2000 compliance issue concerns the inability of certain systems and devices to properly use or store dates beyond December 31, 1999. This could result in system failures, malfunctions, or miscalculations that disrupt normal operations. This issue affects most companies and organizations to large and small degrees, at least to the extent that potential exposures must be evaluated.

The Company believes its own internal operations, technology infrastructure, information systems and software applications are Year 2000 compliant. The Company is reviewing the impact of outside vendors and tenants/borrowers. The Company initially focused this review on mission-critical operations, recognizing that other potential effects are expected to be less material. In those cases where there are external compliance issues, these are considered to be minor in nature. Expenditures for any remedies will not be material.

With respect to the Company's tenants, borrowers and properties, the Company is assessing the tenants and borrowers compliance efforts, the possibility of any interface difficulties or electromechanical problems relating to compliance by material vendors, the effects of potential non-compliance, and remedies that may mitigate or obviate such effects. The Company plans to process information from tenant surveys beginning in 1999 and complete its assessment by mid-1999.

Because the Company's evaluation of these issues has been conducted by its own personnel or by selected inquiries of its vendors and tenants in connection with their routine servicing operations, the Company believes that its expenditures for assessing Year 2000 issues, though difficult to quantify, have not been material. In addition, the Company is not aware of any issues that will require material expenditures by the Company in the future.

Based upon current information, the Company believes that the risk posed by foreseeable Year 2000 related problems with its internal systems (including both information and non-information systems) is minimal. Year 2000 related problems with the Company's software applications and internal operational programs are unlikely to cause more than minor disruptions in the Company's operations. Year 2000 related problems at certain of its third-party service providers, such as its banks, payroll processor, and telecommunications provider is marginally greater, though, based upon current information, the Company does not believe any such problems would have a material effect on its operations. For example, Year 2000 related problems at such third-party service providers could delay the processing of financial transactions and the Company's payroll and could disrupt the Company's internal and external communications.

The Company believes that the risk posed by Year 2000 related problems at its properties or with its tenants is marginally greater, though, based upon current information, the Company does not believe any such problems would have a material effect on its operations. Year 2000 related problems at certain governmental agencies and third-party payers could delay the processing of tenant financial transactions, though, based upon current information, the Company does not believe any such problems would have a material long-term effect on its operations. Year 2000 related problems with the electromechanical systems at its properties are unlikely to cause more than minor disruptions in the Company's operations.

The Company intends to complete outstanding assessments, implement identified remedies, continue to monitor Year 2000 issues, and develop contingency plans if, and to the extent deemed, necessary. However, based upon current information and barring developments, the Company does not anticipate developing any substantive contingency plans with respect to Year 2000 issues. In addition, the Company has no plans to seek independent verification or review of its assessments.

While the Company believes that it will be Year 2000 compliant by December 31, 1999, there can be no assurance that the Company will be successful in identifying and assessing all compliance issues, or that the Company's efforts to remedy all Year 2000 compliance issues will be effective such that they will not have a material adverse effect on the Company's business or results of operations.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including the potential loss arising from adverse changes in interest rates. The Company seeks to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings to the extent possible.

The market value of the Company's long-term fixed rate borrowings is subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of the Company's total long-term borrowings at December 31, 1998 was $239 million. A 1% increase in interest rates would result in a decrease in fair value of long-term borrowings by approximately $11 million.

The Company is subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. The majority of the Company's borrowings were completed pursuant to indentures or contractual agreements which limit the amount of indebtedness the Company may incur. Accordingly, in the event that the Company is unable to raise additional equity or borrow money because of these limitations, the Company's ability to acquire additional properties may be limited.

At December 31, 1998, the Company's variable interest rate debt exceeded its variable interest rate assets, presenting an exposure to rising interest rates. The Company may or may not elect to use financial derivative instruments to hedge variable interest rate exposure. Such decisions are principally based on the Company's policy to match its variable rate investments with comparable borrowings, but is also based on the general trend in interest rates at the applicable dates and the Company's perception of future volatility of interest rates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Directors
Health Care REIT, Inc.


We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                               ERNST & YOUNG LLP


January 20, 1999
Toledo, Ohio

                             HEALTH CARE REIT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31
                                                            1998              1997
                                                       -----------------------------
ASSETS                                                         (IN THOUSANDS)
Real estate investments:
     Real property owned
     Land                                               $    44,722      $    22,445
     Buildings & improvements                               443,574          239,549
     Construction in progress                               151,317           47,050
                                                        -----------      -----------
                                                            639,613          309,044
     Less accumulated depreciation                          (19,624)         (11,769)
                                                        -----------      -----------
         Total real property owned                          619,989          297,275

     Loans receivable                                       405,963          412,734
     Direct financing leases                                  6,741            7,935
                                                        -----------      -----------
                                                          1,032,693          717,944
     Less allowance for loan losses                          (4,987)          (4,387)
                                                        -----------      -----------
         Net real estate investments                      1,027,706          713,557

Other Assets:
     Direct investments                                      26,180            4,964
     Marketable securities                                    4,106            4,671
     Deferred loan expenses                                   2,389            2,276
     Cash and cash equivalents                                1,269            1,381
     Receivables and other assets                            11,774            7,478
                                                        -----------      -----------
                                                             45,718           20,770
                                                        -----------      -----------
Total assets                                            $ 1,073,424      $   734,327
                                                        ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit arrangements       $   171,550      $    78,400
     Senior unsecured notes                                 240,000          162,000
     Bonds and mortgages payable                              7,429            8,670
     Accrued expenses and other liabilities                  20,686           15,333
                                                        -----------      -----------
Total liabilities                                           439,665          264,403

Shareholders' equity:
     Preferred Stock, $1.00 par value:
         Authorized - 10,000,000 shares
         Issued and outstanding - 3,000,000 in 1998
           at liquidation preference                         75,000
     Common Stock, $1.00 par value:
         Authorized - 40,000,000 shares
         Issued and outstanding - 28,240,025
              shares in 1998 and 24,341,030
              shares in 1997                                 28,240           24,341
     Capital in excess of par value                         520,692          435,603
     Undistributed net income                                10,434            8,841
     Accumulated other
         comprehensive income                                 3,982            4,671
     Unamortized restricted stock                            (4,589)          (3,532)
                                                        -----------      -----------
Total shareholders' equity                                  633,759          469,924
                                                        -----------      -----------


Total liabilities and shareholders' equity              $ 1,073,424      $   734,327
                                                        ===========      ===========





See accompanying notes

                             HEALTH CARE REIT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               YEAR ENDED DECEMBER 31
                                                            1998         1997        1996
                                                           -------     -------     -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
     Interest income                                       $47,515     $45,999     $36,735
     Prepayment fees                                           588         529       3,059
     Operating lease rents                                  41,953      22,178       9,848
     Gains on sale of properties                             1,049                     576
     Direct financing lease income                             973       1,238       1,464
     Loan and commitment fees                                5,281       3,036       2,607
     Other income                                              633         328         113
                                                           -------     -------     -------
                                                            97,992      73,308      54,402

Expenses:
     Interest expense                                       18,030      15,365      14,635
     Provision for depreciation                             10,254       5,287       2,427
     General and administrative                              6,114       4,858       4,448
     Loan expense                                              685         720         808
     Provision for loan losses                                 600         600         600
     Disposition of investment                                                         808
                                                           -------     -------     -------
                                                            35,683      26,830      23,726
                                                           -------     -------     -------

Net income                                                  62,309      46,478      30,676


Preferred stock dividends                                    4,160
                                                           -------     -------     -------

Net income available to
     common shareholders                                   $58,149     $46,478     $30,676
                                                           =======     =======     =======


Average number of common shares outstanding:
     Basic                                                  25,579      21,594      14,093
     Diluted                                                25,954      21,929      14,150

Net income available to common shareholders per share:
     Basic                                                 $  2.27     $  2.15     $  2.18
     Diluted                                               $  2.24     $  2.12     $  2.17






See accompanying notes

                             HEALTH CARE REIT, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                             ACCUMULATED
                                                              CAPITAL IN                        OTHER        UNAMORTIZED
                                        PREFERRED    COMMON    EXCESS OF    UNDISTRIBUTED    COMPREHENSIVE    RESTRICTED
                                          STOCK       STOCK    PAR VALUE     NET INCOME         INCOME          STOCK       TOTAL
                                        --------------------------------------------------------------------------------------------

Balances at January 1, 1996             $            $12,034    $168,800         $5,918           $845         $           $187,597
Comprehensive income:
  Net income                                                                     30,676                                      30,676
  Other comprehensive income:
  Unrealized loss on marketable
   securities                                                                                      (77)                         (77)
                                                                                                                           --------
Total comprehensive income                                                                                                   30,599
                                                                                                                           --------
Proceeds from issuance of shares from
  dividend reinvestment and stock
  incentive plans                                        176       3,479                                                      3,655
Proceeds from sale of shares,
  net of expenses of $6,433,000                        6,110     126,002                                                    132,112
Cash dividends paid -- $2.08 per share                                          (28,427)                                    (28,427)
                                        --------   ---------  ----------        -------      ---------        --------     --------
Balances at December 31, 1996                         18,320     298,281          8,167            768                      325,536

Comprehensive income:
Net income                                                                       46,478                                      46,478
  Other comprehensive income:
  Unrealized gain on marketable
   securities                                                                                    3,903                        3,903
                                                                                                                           --------
Total comprehensive income                                                                                                   50,381
                                                                                                                           --------
Proceeds from issuance of shares from
  dividend reinvestment and stock
  incentive plans                                        455      10,179                                        (3,789)       6,845
Amortization of restricted stock
  grants                                                                                                           257          257
Proceeds from sale of shares,
  net of expenses of $7,477,000                        5,566     127,143                                                    132,709
Cash dividends paid -- $2.11 per share                                          (45,804)                                    (45,804)
                                        --------   ---------  ----------        -------      ---------        --------     --------
Balances at December 31, 1997                         24,341     435,603          8,841          4,671           3,532)     469,924

Comprehensive income:
  Net income                                                                     62,309                                      62,309
  Other comprehensive income:
  Unrealized loss on marketable
    securities                                                                                    (565)                        (565)
  Foreign currency translation
    adjustment                                                                                    (124)                        (124)
                                                                                                                           --------
Total comprehensive income                                                                                                   61,620
Proceeds from issuance of shares from                                                                                      --------
  dividend reinvestment and stock
  incentive plans                                        440       9,986                                        (1,658)       8,768
Amortization of restricted stock grants                                                                            601          601
Proceeds from sale of shares,
  net of expenses of $4,599,000                        3,459      77,893                                                     81,352
Net proceeds from sale of Preferred
  Stock                                   75,000                  (2,790)                                                    72,210
Cash dividends paid:
  Common stock -- $2.19 per share                                               (56,556)                                    (56,556)
  Preferred stock -- $1.39 per share                                             (4,160)                                     (4,160)
                                        --------   ---------  ----------        -------      ---------        --------     --------
BALANCES AT DECEMBER 31, 1998           $ 75,000   $  28,240  $  520,692        $10,434      $   3,982        $ (4,589)    $633,759
                                        ========   =========  ==========        =======      =========        ========     ========


See accompanying notes

                             HEALTH CARE REIT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                           1998           1997            1996
                                                         ---------------------------------------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
   Net income                                            $  62,309      $  46,478      $  30,676
   Adjustments to reconcile net income to
       net cash provided from operating
       activities:
           Provision for depreciation                       10,348          5,361          2,461
           Amortization                                      1,306            980            810
           Provision for losses                                600            600            600
           Disposition of investment                                                         808
           Loan and commitment fees earned
                less than cash received                      1,222          4,642          1,764
           Direct financing lease income less
                than cash received                             292            372             90
           Rental income in excess of
                cash received                               (3,047)        (1,548)          (370)
           Interest income more than cash received            (380)           (29)          (134)
           Increase in accrued expenses and
                other liabilities                            4,133            790            401
           Increase in receivables and
                other assets                                (1,037)        (1,638)          (886)
                                                         ---------      ---------      ---------
Net cash provided from operating activities                 75,746         56,008         36,220

INVESTING ACTIVITIES
   Investment in real property                            (270,015)      (135,835)       (66,083)
   Investment in loans receivable                         (105,282)      (123,376)      (168,845)
   Other investments                                       (20,965)        (4,964)
   Principal collected on loans                             38,629         49,750         60,659
   Proceeds from sale of properties                         11,378          2,569          9,508
   Other                                                      (328)          (213)          (221)
                                                         ---------      ---------      ---------
Net cash used in investing activities                     (346,583)      (212,069)      (164,982)

FINANCING ACTIVITIES
   Net (decrease) increase under line of
       credit arrangements                                  93,150        (13,725)       (14,575)
   Borrowings under senior notes                           100,000         80,000         30,000
   Assumption of mortgage loan payable                                                     6,539
   Principal payments on other long-term
       obligations                                         (23,241)        (1,600)          (329)
   Net proceeds from the issuance of Common Stock           90,120        139,554        135,767
   Net proceeds from the issuance of Preferred Stock        72,210
   Increase in deferred loan expense                          (798)        (1,564)          (492)
   Cash distributions to shareholders                      (60,716)       (45,804)       (28,427)
                                                         ---------      ---------      ---------
Net cash provided from financing activities                270,725        156,861        128,483
                                                         ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents              (112)           800           (279)
Cash and cash equivalents at beginning of year               1,381            581            860
                                                         ---------      ---------      ---------
Cash and cash equivalents at end of year                 $   1,269      $   1,381      $     581
                                                         =========      =========      =========

Supplemental Cash Flow Information-interest paid         $  23,714      $  16,444      $  14,211
                                                         =========      =========      =========


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

REAL PROPERTY INVESTMENTS

Certain properties owned by the Company are leased under operating leases and are recorded at cost. The carrying value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that the depreciation life may need to be changed. The Company considers external factors relating to each asset. If these external factors and the projected undiscounted cash flows of the company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value. As of December 31, 1998, the Company does not believe there is any indication that the carrying value or the amortization period of its assets needs to be adjusted. The leases generally extend for a minimum ten year period and provide for payment of all taxes, insurance and maintenance by the lessees. In general, operating lease income includes base rent payments plus fixed annual rent increases, which are recognized on a straight-line basis over the minimum lease period. This income is greater than the amount of cash received during the first half of the lease term.

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

CAPITALIZATION OF CONSTRUCTION PERIOD INTEREST

The Company capitalizes interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing.

The Company capitalized interest costs of $7,740,000, $2,306,000 and $287,000 during 1998, 1997 and 1996, respectively, related to construction of real property owned by the Company. The Company's interest expense has been reduced by the amounts capitalized.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in the Company's loans receivable. The determination of the allowance is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectibility of loan payments.

DEFERRED LOAN EXPENSES

Deferred loan expenses are costs incurred by the Company in connection with the issuance of short-term and long-term debt. The Company amortizes these costs over the term of the debt using the straight-line method, which approximates the interest yield method.

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

MARKETABLE SECURITIES

Marketable securities available for sale are stated at market value with unrealized gains and losses reported in a separate component of shareholders' equity. Marketable securities reflect the market value of the common stock of two publicly owned corporations, which were obtained by the Company at no cost, and the fair value of the common stock related to warrants in one publicly owned corporation in excess of the exercise price.

LOAN AND COMMITMENT FEES

Loan and commitment fees are earned by the Company for its agreement to provide direct and standby financing to, and credit enhancement for, owners of health care facilities. The Company amortizes loan and commitment fees over the initial fixed term of the lease, the mortgage or the construction period related to such investments.

FEDERAL INCOME TAX

No provision has been made for federal income taxes since the Company has elected to be treated as a real estate investment trust under the applicable provisions of the Internal Revenue Code, and the Company believes that it has met the requirements for qualification as such for each taxable year. See Note 11.

NET INCOME PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

COMPREHENSIVE INCOME

 As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's marketable securities and foreign currency translation adjustments to be included in comprehensive income. Prior to adoption of Statement 130, these items were reported separately in shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", which is effective January 1, 2000. The impact that this statement will have on the Company has not been determined.


2.     LOANS RECEIVABLE

The following is a summary of loans receivable (in thousands):

                                                             DECEMBER 31
                                                          1998          1997
                                                        ---------------------
Mortgage loans                                          $355,974     $375,693
Mortgage loans to related parties                              0        1,945
Construction loans                                        42,708       27,698
Working capital                                            5,532        3,551
Working capital loans to related parties                   1,749        3,847
                                                        --------     --------

                                             TOTALS     $405,963     $412,734
                                                        ========     ========

Loans to related parties (various entities whose ownership includes two Company directors and former officers) included above are at competitive rates and are equal to or greater than the Company's net interest cost on borrowings to support such loans. The amount of interest income and loan and commitment fees from related parties amounted to $1,236,000, $980,000 and $3,089,000 for 1998, 1997 and 1996, respectively.

The following is a summary of mortgage loans at December 31, 1998 (in thousands):

   Final        Number                                                          Principal
  Payment         of                                                             Amount at              Carrying
    Due         Loans                      Payment Terms                         Inception               Amount
---------       -----         ------------------------------------               ---------              ---------

   1999            1          Monthly payment at $8,600,                          $  4,500              $    769
                              including interest at 10.00%

   2001            3          Monthly payments from $20,282                         11,684                10,880
                              to $71,471, including interest from
                              10.50% to 12.50%

   2006            1          Monthly payment at $94,378,                           12,204                12,204
                              including interest at 9.28%

   2007            3          Monthly payments from $28,020 to                      16,990                12,930
                              $73,081, including interest from
                              10.70% to 12.97%

   2008            5          Monthly payments from $18,619 to                      20,100                19,521
                              $85,879, including interest from
                              11.92% to 13.46%

   2009            1          Monthly payment at $69,467,                            7,072                 6,983
                              including interest at 11.04%

   2010            4          Monthly payments from $40,554 to                      42,042                41,780
                              $186,177, including interest from
                              10.57% to 10.96%

   Final        Number                                                         Principal
  Payment         of                                                           Amount at               Carrying
    Due         Loans                      Payment Terms                       Inception                Amount
  -------       -----         -----------------------------------------        ---------               --------
   2011            9          Monthly payments from $18,921 to                $    30,791           $    30,697
                              $38,703, including interest from
                              9.28% to 11.70%

   2012            4          Monthly payments from $38,000 to                     42,511                42,449
                              $284,200, including interest from
                              9.50% to 12.19%

   2015            5          Monthly payments from $23,954 to                     36,260                35,572
                              $119,385, including interest from
                              10.29% to 12.58%

   2016            7          Monthly payments from $36,980 to                     65,436                64,432
                              $228,417, including interest from
                              10.58% to 12.13%

   2017            3          Monthly payments from $24,008 to                     16,191                16,188
                              $80,121 including interest from
                              10.15% to 10.66%

   2018           10          Monthly payments from $21,660 to                     61,569                61,569
                              $155,575 including interest from
                              8.89% to 10.31%
                                                                              -----------           -----------

                                                                 TOTALS       $   367,350           $   355,974
                                                                              ===========           ===========


3.     DIRECT FINANCING LEASES

The following are the components of investments in direct financing leases (in thousands):

                                                              DECEMBER 31
                                                         1998            1997
                                                       ------------------------
Total minimum lease payments receivable                $ 11,092        $ 13,602
Estimated unguaranteed residual values of
     leased properties                                    2,994           3,437
Unearned income                                          (7,345)         (9,104)
                                                       --------        --------
Investment in direct financing leases                  $  6,741        $  7,935
                                                       ========        ========


The leases contain an option to purchase the leased property. Total minimum lease payments are computed assuming that the purchase options are not exercised.

At December 31, 1998, future minimum lease payments receivable (assuming that purchase options are not exercised) are as follows (in thousands):


                      1999                     $      1,009
                      2000                            1,027
                      2001                            1,044
                      2002                            1,076
                      2003                              747
                      Thereafter                      6,189
                                               ------------

                      TOTAL                    $     11,092
                                               ============

4.     REAL ESTATE INVESTMENTS

The following table summarizes certain information about Health Care REIT's real estate properties as of December 31, 1998.


                                                  Number of                  Building &        Total       Accumulated
                                                  Facilities      Land      Improvements     Investment    Depreciation
                                                 ----------------------------------------------------------------------

NURSING HOMES:

Arizona                                              1        $    180        $  3,988        $  4,168        $     73
California                                           2           2,640           5,212           7,852              96
Colorado                                             1             370           6,051           6,421             108
Connecticut                                          1             937           9,563          10,500           1,424
Florida                                              5           3,312          32,488          35,800             676
Kentucky                                             1             130           4,870           5,000             634
Idaho                                                3           2,010          20,662          22,672             341
Illinois                                             1             610           7,143           7,753               9
Massachusetts                                        8           3,548          33,929          37,477           2,119
Ohio                                                 2             786           8,778           9,564             597
Oklahoma                                             1             470           5,673           6,143              24
Oregon                                               1             300           5,316           5,616              92
Pennsylvania                                         2             669          12,356          13,025           1,402
Texas                                                1             663          12,587          13,250           2,006
Construction in Process                                                                            769
-----------------------------------------------------------------------------------------------------------------------

                                                    30          16,625         168,616         186,010           9,601
=======================================================================================================================
ASSISTED LIVING FACILITIES:

Arizona                                              1             110           2,244           2,354               8
Connecticut                                          1             660           8,812           9,472             114
Florida                                             14           2,747          34,917          37,664           1,342
Idaho                                                1             200           2,500           2,700              98
Massachusetts                                        1             810          10,500          11,310             161
Montana                                              1             360           3,282           3,642              19
Nevada                                               1             380           9,220           9,600              30
New Jersey                                           1           3,297          14,233          17,530             734
New Mexico                                           1             233           5,355           5,588             165
New York                                             1             400          10,528          10,928             314
North Carolina                                       2           2,140           8,440          10,580             222
Ohio                                                 7           3,123          30,495          33,618             937
Oklahoma                                            15           1,703          21,408          23,111           1,617
Pennsylvania                                         6           3,938          34,628          38,566           1,563
Tennessee                                            1             330           2,292           2,622               8
Texas                                               21           5,396          64,333          69,729           2,520
Construction in Process                             28                                         128,462
-----------------------------------------------------------------------------------------------------------------------

                                                   103          25,827         263,187         417,476           9,852
=======================================================================================================================

RETIREMENT CENTERS:
North Carolina                                       1           2,270          11,771          14,041             171
Construction in Process                              7                                          22,086
-----------------------------------------------------------------------------------------------------------------------

                                                     8           2,270          11,771          36,127             171
=======================================================================================================================

TOTAL REAL ESTATE                                  141        $ 44,722        $443,574        $639,613        $ 19,624
=======================================================================================================================

At December 31, 1998, future minimum lease payments receivable under operating leases are as follows (in thousands):

                      1999                     $     61,807
                      2000                           73,392
                      2001                           75,240
                      2002                           76,965
                      2003                           78,521
                      Thereafter                    517,289
                                               ------------

                      TOTAL                    $    883,214
                                               ============

The Company converted $73,430,000, $13,103,000, and $40,567,000 of mortgage loans into operating lease properties in 1998, 1997, and 1996, respectively. This noncash activity is appropriately not reflected in the accompanying statements of cash flows.

The Company is constructing six assisted living facilities for an operator that has a director who is also a director of the Company. These facilities will be leased to this related party upon completion.

5.     CONCENTRATION OF RISK

As of December 31, 1998, long-term care facilities, which include nursing homes, assisted living facilities, and retirement centers, comprised 90% of the Company's real estate investments and were located in 34 states. Investments in assisted living facilities comprised 56% of the Company's real estate investments. The Company's investments with the three largest operators totaled approximately 25%. No single operator has a real estate investment balance which exceeds 10% of total real estate investments, including credit enhancements.

6.     ALLOWANCE FOR LOAN LOSSES

The following is a summary of the allowance for loan losses (in thousands):

                                    1998           1997              1996
                                 -----------    -------------     -------------

Balance at beginning of year     $     4,387    $      9,787      $      9,950
Provision for loan losses                600             600               600
Disposition of investment                                                  808
Charge-offs                                           (6,000)           (1,571)
                                 -----------    -------------     -------------

Balance at end of year           $     4,987    $      4,387      $      9,787
                                 ===========    =============     =============

During 1997, two loans with an aggregate balance of $12,073,000 and a specifically identified allowance of $6,000,000 were extinguished. The Company recognized payments of $6,073,000 and recorded a charge of $6,000,000 against the allowance for loan losses.

7.     BORROWINGS UNDER LINE OF CREDIT ARRANGEMENTS
       AND RELATED ITEMS

The Company has an unsecured credit arrangement with a consortium of ten banks providing for a revolving line of credit (revolving credit) in the amount of $175,000,000 which expires on March 31, 2001. The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months on either the agent bank's base rate of interest or 1.0% over LIBOR interest rate (based at the Company's option). The effective interest rate at December 31, 1998 was 6.58%. In addition, the Company pays a commitment fee ranging from an annual rate of 0.20% to 0.375% and an annual agent's fee of $50,000. Principal is due upon expiration of the agreement. The Company has another line of credit with a bank for a total of $15,000,000 which expires January 31, 2000. Borrowings under this line of credit are subject to interest at the bank's prime rate of interest (7.75% at December 31, 1998) and are due on demand.

7.     BORROWINGS UNDER LINE OF CREDIT ARRANGEMENTS
       AND RELATED ITEMS (CONTINUED)

The following information relates to aggregate borrowings under the line of credit arrangements (in thousands except percentages):

                                                          YEAR ENDED DECEMBER 31
                                                 1998             1997             1996
                                            ---------------------------------------------
Balance outstanding at December 31             $171,550         $ 78,400         $ 92,125
Maximum amount outstanding at any
     month end                                  171,550          158,950          142,600
Average amount outstanding (total
     of daily principal balances
     divided by days in year)                   103,739           78,826          110,667
Weighted average interest rate
     (actual interest expense divided
     by average borrowings outstanding)            6.90%            7.63%            7.72%


8.     SENIOR NOTES AND OTHER LONG-TERM OBLIGATIONS

The Company has $240,000,000 of unsecured Senior Notes with interest ranging from 7.06% to 8.34% and maturing at various dates to 2008.

The following information relates to other long-term obligations (in thousands):

                                                                                 DECEMBER 31
                                                                              1998          1997
                                                                            ---------------------
Mortgage notes payable, collateralized by two
     health care facilities, interest rates from 7.625%
     to 12%, maturing at various dates to 2034                               $7,429        $7,510
Other long-term obligations, interest at 11.25% for 1997                          0         1,160
                                                                             ------        ------

                                                               TOTALS        $7,429        $8,670
                                                                             ======        ======

At December 31, 1998, the annual principal payments on these long-term obligations are as follows (in thousands):

                                                  SENIOR NOTES      OTHER
                                                  -----------------------

                       1999                        $      0       $   90
                       2000                          35,000           99
                       2001                          10,000          109
                       2002                          20,000          121
                       2003                          35,000          133
                       2004                          40,000          186
                       2005                               0          549
                       2006                               0           62
                       2007                               0           67
                       2008                         100,000           72
                 Thereafter                               0        5,941
                                                   --------       ------
                      Total                        $240,000       $7,429
                                                   ========       ======

9.     STOCK INCENTIVE PLANS AND RETIREMENT ARRANGEMENTS

The Company's 1995 Stock Incentive Plan authorized up to 2,200,000 shares of Common Stock to be issued at the discretion of the Board of Directors. The 1995 Plan replaced the 1985 Incentive Stock Option Plan. The options granted under the 1985 Plan continue to vest through 2005 and expire ten years from the date of grant. Officers and key salaried employees of the Company are eligible to participate in the 1995 Plan. The 1995 Plan allows for the issuance of stock options, restricted stock grants and Dividend Equivalency Rights. In addition, during 1997 the Company adopted a Stock Incentive Plan for Non-Employee Directors which authorizes up to 192,000 shares to be issued.

The following summarizes the activity in the Plans for the years ended December 31 (shares in thousands):

                                             1998                         1997                          1996
                                             ----                         ----                          ----
                                                 Average                       Average                       Average
                                   Shares     Exercise Price     Shares    Exercise Price     Shares     Exercise Price
Stock Options
-------------
Options at beginning of year       1,126          $21.56           749          $19.51          485           $19.95
Options granted                      362           23.00           475           24.44          425            19.14
Options exercised                    (67)          18.57           (84)          19.16          (44)           17.66
Options terminated                    (7)          24.90           (14)          23.61         (117)           20.67
                                 --------    -----------       --------    -----------      --------     -----------
                                   1,418          $22.06         1,126          $21.56          749           $19.51
                                 ========    ===========       ========    ===========      ========     ===========
At end of year:
Shares exercisable                   466          $20.83           406          $20.79          226           $21.45

Weighted average fair value
of options granted during the
year                                              $ 1.98                        $ 1.97                       $  1.78

The stock options generally vest over a five year period and expire ten years from the date of grant. Options at December 31, 1998 had exercise prices ranging from $17.875 to $27.375 per share and a weighted average contractual life of 8.6 years.

The Company issued 71,850 and 157,000 restricted shares during 1998 and 1997 respectively, including 2,250 shares and 2,000 shares for directors in 1998 and 1997, respectively. Vesting periods range from six months for directors to periods of five to ten years for officers. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $601,000 in 1998 and $257,000 in 1997.

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

Pro forma information has been determined as if the Company had accounted for its employee stock options and restricted shares under the fair value method. The pro forma disclosures are not likely to be representative of the effects on reported net income for future years because they do not take into consideration stock based incentives granted prior to 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions: risk-free interest rates from 5.10% to 7.60%, dividend yields of 8% to 9%, expected lives of seven years, and expected volatility of .18% to .23%. Had compensation cost for the stock based compensation plans been determined in accordance with FASB 123, net income would have been reduced by $393,000, $212,000, and $105,000 in 1998, 1997 and 1996,
respectively.

The Company has a 401-(k) Profit Sharing Plan covering all eligible employees. Under the Plan, eligible employees may make contributions, and the Company may make a profit sharing contribution. Company contributions to this Plan totaled $120,000, $110,000, and $90,000 in 1998, 1997, and 1996, respectively.

10.    PREFERRED STOCK

In May 1998, the Company sold 3,000,000 shares of 8.875% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $25 per share. Dividends are payable quarterly in arrears. On and after May 1, 2003, the Preferred Stock may be redeemed for cash at the option of the Company, in whole or in part, at $25 per share, plus accrued and unpaid dividends thereon to the redemption date.

11.    DISTRIBUTIONS

To qualify as a real estate investment trust for federal income tax purposes, 95% of taxable income (not including capital gains) must be distributed to shareholders. Real estate investment trusts which do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The Company's excise tax expense was $315,000, $360,000 and $317,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Undistributed net income for federal income tax purposes amounted to $16,353,000 at December 31, 1997. The principal reasons for the difference between undistributed net income for federal income tax purposes and financial statement purposes are the use of the operating method of accounting for leases for federal income tax purposes and the provision for losses for reporting purposes versus bad debt expense for tax purposes. Cash distributions paid to shareholders, for federal income tax purposes, are as follows:

                                      YEAR ENDED DECEMBER 31
                              1998             1997               1996
                            -------------------------------------------
Per Share:
  Ordinary income           $    2.142       $   2.085       $     2.030
  Capital gains                   .048            .025              .050
                            ----------       ---------       -----------
                 TOTALS     $    2.190       $   2.110       $     2.080
                            ==========       =========       ===========


12.    COMMITMENTS AND CONTINGENCIES

At December 31, 1998, the Company had outstanding commitments to provide financing for facilities in the approximate amount of $209,900,000 for ongoing construction activity and acquisitions expected over the next twelve to fifteen months. The above commitments are generally on similar terms as existing financings of a like nature with rates of return to the Company based upon current market rates at the time of the commitment.

The Company has agreements to purchase two health care facilities, or the loans with respect thereto, in the event that the present owners default upon their obligations. In consideration for these agreements, the Company receives and recognizes fees annually related to these agreements. Although the terms of these agreements vary, the purchase prices are equal to the amount of the outstanding obligations financing the facility. These agreements expire through the year 2005. At December 31, 1998, obligations under these agreements for which the Company was contingently liable aggregated approximately $9,365,000, all of which were with related parties.

13.    SHAREHOLDER RIGHTS PLAN

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

14.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                    1998              1997             1996
                                                 ----------         ---------        ------

Numerator  for basic and  diluted  earnings
per  share -  income available to common
shareholders                                     $  58,149          $  46,478        $  30,676
                                                 =========          =========        =========

Denominator for basic earnings per
share - weighted average shares                     25,579             21,594           14,093

Effect of dilutive securities:
Employee stock options                                 174                182               57
Nonvested restricted shares                            201                153
                                                 ---------           --------         --------

Dilutive potential common shares                       375                335               57
                                                 ---------           --------         --------

Denominator for diluted earnings per
share - adjusted weighted average shares            25,954             21,929           14,150
                                                 =========          =========         ========

Basic earnings per share                             $2.27              $2.15            $2.18
                                                 =========          =========         ========
Diluted earnings per share                           $2.24              $2.12            $2.17
                                                 =========           ========         ========

The diluted earnings per share calculation for 1998 excludes the dilutive effect of 179,000 shares because the exercise price is greater than the average market price.

15.    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Mortgage Loans--The fair value of all mortgage loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Working Capital and Construction Loans--The carrying amount is a reasonable estimate of fair value for working capital and construction loans because the interest earned on these instruments is variable.

Cash and Cash Equivalents--The carrying amount approximates fair value because of the short maturity of these financial instruments.

Marketable Securities --The assets are recorded at their fair market value.

Direct Investments--Direct investments are recognized at historical cost, which the Company believes approximates fair market value.

Borrowings Under Line of Credit Arrangements--The carrying amount of the line of credit approximates fair value because the borrowings are interest rate adjustable.

Senior Unsecured Notes and Industrial Development Bonds--The fair value of the senior unsecured notes payable and the industrial development bonds was estimated by discounting the future cash flow using the current borrowing rate available to the Company for similar debt.

Mortgage Notes Payable--Mortgage notes payable is a reasonable estimate of fair value.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows (in thousands):

                                               DECEMBER 31, 1998                       December 31, 1997
                                      -----------------------------------    ----------------------------------
                                        CARRYING                                  Carrying
                                         AMOUNT             FAIR VALUE             Amount            Fair Value
                                      ------------       ----------------    ----------------      ------------
Financial Assets:
     Mortgage loans                       $355,974             $375,252            $377,638            $402,348
     Working capital and
         construction loans                 49,989               49,989              35,096              35,096
     Cash and cash equivalents               1,269                1,269               1,381               1,381
     Marketable securities                   4,106                4,106               4,671               4,671
     Direct investments                     26,180               26,180               4,964               4,964
Financial Liabilities:
     Borrowings under line of
         credit arrangements               171,550              171,550              78,400              78,400
     Senior unsecured notes                240,000              239,396             162,000             167,113
     Industrial development bonds                0                    0               1,160               1,225
     Mortgage notes payable                  7,429                7,429               7,510               7,445


16.   SUBSEQUENT EVENT

 On January 19, 1999 the Company announced the sale of 3,000,000 shares of cumulative convertible preferred stock. These shares have a liquidation value of $25 per share and will pay dividends equivalent to the greater of $0.5625 or the quarterly divided then payable per common share. The preferred shares are convertible into common stock at a conversion price of $25.625 per share. The Company has the right to redeem the preferred shares after five years.


17.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations of the Company for the years ended December 31, 1998 and 1997 (in thousands except per share data):

                                                   YEAR ENDED DECEMBER 31, 1998
                                 1ST QUARTER       2ND QUARTER       3RD QUARTER       4TH QUARTER
                                 ------------------------------------------------------------------

Revenues                          $   21,226        $   23,159        $   25,837        $   27,770
Net Income Available to
       Common Shareholders            13,409            13,907            14,365            16,468
Net Income Available to
       Common Shareholders
       Basic                             .55               .55               .57               .60
       Diluted                           .54               .54               .56               .59


                                                   Year Ended December 31, 1997
                                 1st Quarter       2nd Quarter       3rd Quarter       4th Quarter
                                 ------------------------------------------------------------------

Revenues                          $   16,569        $   18,448        $   18,559        $   19,448
Net Income Available to
       Common Shareholders             9,826            11,928            11,773            12,667
Net Income Available to
       Common Shareholders
       Basic                             .51               .55               .54               .55
       Diluted                           .51               .54               .53               .54

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information under the heading "Election of Directors" and "Executive Officers of the Company" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 20, 1999.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the heading "Remuneration" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 20, 1999.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 20, 1999.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 20, 1999.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)1. The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

            Report of Independent Auditors...................................17
            Consolidated Balance Sheets - December 31, 1998 and 1997.........18
            Consolidated Statements of Income - Years ended December 31,
            1998, 1997 and 1996..............................................19
            Consolidated Statements of Shareholders' Equity - Years ended
                  December 31, 1998, 1997 and 1996...........................20
            Consolidated Statements of Cash Flows - Years ended
                  December 31, 1998, 1997 and 1996...........................21
            Notes to Consolidated Financial Statements ......................22

   2.       The following Financial Statement Schedules are included in
            Item 14(d):

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

            4.2 Indenture dated as of April 17, 1997 by and between Health Care REIT, Inc. and Fifth Third Bank.

            4.3 First Supplemental Indenture dated as of April 17, 1997 by and between Health Care REIT, Inc. and Fifth Third Bank.


            4.4(5) Form of Second Supplemental Indenture dated as of March 13, 1998 between Health Care REIT, Inc. and Fifth Third Bank.

            4.5(6) Form of Certificate of Designation of 8-7/8% Series B Cumulative Redeemable Preferred Stock.

            4.6 Certificate of Designations of Series C Cumulative Convertible Preferred Stock, Preferences and Rights of HealthCare REIT, Inc.

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

            10.4        Note Purchase Agreement between Health Care REIT, Inc.
                        and each of the Purchasers a Party thereto, dated as of April 15, 1995.

            10.5 The 1985 Incentive Stock Option Plan of Health Care REIT, Inc. as amended.

            10.6        The Health Care REIT, Inc. 1995 Stock Incentive Plan

            21          Subsidiaries of the Registrant.

            23          Consent of Independent Auditors.

            24          Powers of Attorney.

            27          Financial Data Schedules (Edgar version only).

(b) Reports on Form 8-K filed in the fourth quarter of 1998:

    Form 8-K filed with the Securities and Exchange Commission on October 7,
    1998.

(c) Exhibits:

    The exhibits listed in Item 14(a)(3) above are filed with this Form 10-K.

(d) Financial Statement Schedules:

    Financial statement schedules are included in pages 36 through 40.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on its behalf on by the undersigned thereunto duly authorized.

                                                 HEALTH CARE REIT, INC.
                                                       (Registrant)


                                         By:  /s/  GEORGE L. CHAPMAN
                                             ----------------------------------
                                             Chairman, Chief Executive Officer,
                                             President and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 5, 1999 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       /S/ WILLIAM C. BALLARD, JR.*            /S/ RICHARD A. UNVERFERTH*
-------------------------------------   -------------------------------------
William C. Ballard, Jr., Director       Richard A. Unverferth, Director



       /S/ PIER C. BORRA*                      /S/ FREDERIC D. WOLFE*
-------------------------------------   -------------------------------------
Pier C. Borra, Director                 Frederic D. Wolfe, Director



       /S/ JEFFREY H. DONAHUE*                 /S/ GEORGE L. CHAPMAN
-------------------------------------   -------------------------------------
Jeffrey H. Donahue, Director            George L. Chapman, Chairman,
                                        Chief Executive, President and
                                        Director (Principal Executive
                                        Officer)

       /S/  BRUCE DOUGLAS*                     /S/ EDWARD F. LANGE, JR.*
-------------------------------------   -------------------------------------
Bruce Douglas, Director                 Edward F. Lange, Jr., Chief Financial
                                        Officer (Principal Financial Officer)


       /S/ PETER J. GRUA*                      /S/ MICHAEL A. CRABTREE*
-------------------------------------   -------------------------------------
Peter J. Grua, Director                    Michael A. Crabtree, Controller
                                        (Principal Accounting Officer)


       /S/ SHARON M. OSTER*             *By:   /S/ GEORGE L. CHAPMAN
-------------------------------------   -------------------------------------
Sharon M. Oster, Director               George L. Chapman, Attorney-in-Fact



       /S/ BRUCE G. THOMPSON*
-------------------------------------
Bruce G. Thompson, Director

                             HEALTH CARE REIT, INC.
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

                                                  Initial Cost                           Gross Amount at Which
                                                   to Company                          Carried at Close of Period
                                              ------------------                    --------------------------------
                                                                     Cost
                                                                  Capitalized               Buildings
                                                    Buildings &   Subsequent to            & Improve-   Accumulated    Year    Year
      Description            Encumbrances    Land   Improvements   Acquisition      Land      ments     Depreciation Acquired  Built
      -----------            ------------    ----   ------------   ------------     ----    --------    ------------ -------- ------

ASSISTED LIVING FACILITIES:
Lake Havasu, AZ                $             $110    $   2,244      $              $110    $   2,244   $       8     1998     1998
Litchfield, CT                                660        8,812                      660        8,812         114     1998     1998
Bradenton, FL                                 252        3,298                      252        3,298         284     1996     1995
Bradenton, FL                                  25          450                       25          450          16     1997     1992
Bradenton, FL                                  25          400                       25          400          15     1997     1988
Bradenton, FL                                  50          850                       50          850          31     1997     1996
Bradenton, FL                                  50          850                       50          850          31     1997     1996
Clermont, FL                                  350        5,232                      350        5,232         154     1997     1997
Jacksonville, FL                              400        3,674                      400        3,674         113     1997     1997
Lauderhill, FL                                 20        1,374                       20        1,374          35     1998     1995
Leesburg, FL                                   70        1,170                       70        1,170          23     1998     1972
Margate, FL                                   500        5,343                      500        5,343         163     1998     1972
North Miami Beach, FL                         300        5,621                      300        5,621         140     1998     1987
North Miami Beach, FL                         150        1,242                      150        1,242          30     1998     1987
Orange City, FL                                80        2,238                       80        2,238          34     1998     1998
Sarasota, FL                                  475        3,175                      475        3,175         273     1996     1995
Boise, ID                                     200        2,500                      200        2,500          98     1997     1997
Attleboro, MA                                 810       10,500                      810       10,500         161     1998     1998
Kalispell, MT                                 360        3,282                      360        3,282          19     1998     1998
Cary, NC                                    1,500        4,350                    1,500        4,350          65     1998     1996
Charlotte, NC                                 640        4,090                      640        4,090         157     1997     1997
Cranford, NJ                                3,297       11,703       2,530        3,297       14,233         734     1996     1993
Roswell, NM                                   233        5,355                      233        5,355         165     1997     1996
Henderson, NV                                 380        9,220                      380        9,220          30     1998     1998
Albany, NY                                    400       10,528                      400       10,528         314     1997     1997
Canton, OH                                    300        2,098                      300        2,098           7     1998     1998
Cincinnati, OH                              1,728       10,272                    1,728       10,272         553     1997     1985
Dayton, OH                                     80        6,730                       80        6,730          88     1998     1997
Findlay, OH                                   200        1,800                      200        1,800          86     1997     1997
Newark, OH                                    410        5,711                      410        5,711          72     1998     1997
Piqua, OH                                     204        1,885                      204        1,885          41     1998     1998
Troy, OH                                      200        2,000                      200        2,000          90     1997     1997
Bartlesville, OK                              100        1,380                      100        1,380         114     1994     1995
Chickasha, OK                                  85        1,395                       85        1,395         109     1995     1996
Duncan, Ok                                    103        1,347                      103        1,347          96     1995     1996
Edmond, OK                                    175        1,564                      175        1,564         109     1995     1996
Eid, OK                                        90        1,390                       90        1,390         115     1995     1996
Lawton, OK                                    144        1,456                      144        1,456         103     1995     1996



                                                Initial Cost                           Gross Amount at Which
                                                 to Company                          Carried at Close of Period
                                            -------------------                 ----------------------------------
                                                                    Cost
                                                                 Capitalized
                                                   Buildings &  Subsequent to           Buildings &   Accumulated     Year     Year
      Description         Encumbrances      Land   Improvements  Acquisition    Land    Improvements  Depreciation  Acquired   Built
      -----------         ------------      ----   ------------  ------------   ----    ------------  ------------  --------   -----

Midwest City, OK            $              $   95    $   1,385     $           $     95  $     1,385      $  115     1996     1996
Muskogee, OK                                  150        1,432                      150        1,432          87     1996     1996
Norman, OK                                     55        1,484                       55        1,484         125     1995     1996
N. Oklahoma City, OK                           87        1,508                       87        1,508          88     1995     1996
Oklahoma City, OK                             130        1,350                      130        1,350         104     1995     1996
Owasso, OK                                    215        1,380                      215        1,380          81     1996     1996
Ponca City, OK                                114        1,536                      114        1,536         140     1995     1995
Shawnee, OK                                    80        1,400                       80        1,400         115     1995     1996
Stillwater, OK                                 80        1,400                       80        1,400         116     1995     1996
Baldwin, PA                                   535        2,222                      535        2,222         107     1997     1995
Beaver Falls, PA                              850        7,910                      850        7,910         128     1998     1998
Elizabeth, PA                                 740        2,561                      740        2,561          37     1998     1986
Library, PA                                   960        5,040                      960        5,040          69     1998     1995
Pittsburgh, PA                                430        6,736                      430        6,736         530     1996     1989
Pittsburgh, PA                  6,465         423       10,158                      423       10,158         693     1996     1989
Clarksville, TN                               330        2,292                      330        2,292           8     1998     1998
Benbrook, TX                                1,050        7,550             27     1,050        7,577         418     1997     1984
Cedar Hill, TX                                171        1,490                      171        1,490          80     1997     1997
Claremore, TX                                 155        1,427                      155        1,427          87     1996     1996
Corpus Christi, TX                            420        4,796                      420        4,796         203     1997     1989
Corpus Christi, TX                            155        2,935                      155        2,935          92     1997     1997
Desoto, TX                                    205        1,383                      205        1,383          75     1997     1997
Ft. Worth, TX                                 210        3,790                      210        3,790         282     1992     1984
Ft. Worth, TX                                 281        3,473            142       281        3,615          95     1997     1986
Georgetown, TX                                200        2,100                      200        2,100          94     1997     1997
Granbury, TX                                   80        2,020                       80        2,020          99     1997     1997
Grand Prairie, TX                             399        5,161                      399        5,161          36     1998     1998
Harlingen, TX                                  92        2,057                       92        2,057          64     1997     1989
Harlingen, TX                                 340        5,577                      340        5,577         128     1998     1998
Houston, TX                                   261        3,139                      261        3,139         216     1994     1995
Mt. Pleasant, TX                              247        3,868                      247        3,868         119     1997     1992
Palestine, TX                                 173        1,410                      173        1,410          86     1996     1996
San Marcos, TX                                355        4,560                      355        4,560          32     1998     1998
Texarkana, TX                                 192        1,403                      192        1,403          83     1996     1996
Tyler, TX                                      47        2,699                       47        2,699          84     1997     1991
Waxahachie, TX                                154        1,429                      154        1,429          87     1996     1996
Wolfforth, TX                                 110        1,898                      110        1,898          59     1997     1990
                            ---------     -------   ----------     ----------  --------  -----------      ------
TOTAL ASSISTED LIVING
FACILITIES:                 $   6,465     $25,827    $ 260,488     $    2,699  $ 25,827  $   263,187      $9,852

                                                 Initial Cost                         Gross Amount at Which
                                                 to Company                          Carried at Close of Period
                                           --------------------                -----------------------------------
                                                                    Cost
                                                                 Capitalized
                                                   Buildings &  Subsequent to           Buildings &   Accumulated    Year      Year
      Description          Encumbrances    Land    Improvements  Acquisition   Land    Improvements   Depreciation  Acquired   Built
      -----------          ------------    ----    ------------  ------------  ----    ------------   ------------  --------   -----

SKILLED NURSING FACILITIES:

Payson, AZ                  $           $     180  $     3,987     $        $       180    $   3,987    $    73      1998      1995
La Mesa, CA                                 1,180        1,332                    1,180        1,332          28     1998      1961
Santa Rosa, CA                              1,460        3,880                    1,460        3,880          68     1998      1968
Pueblo, CO                                    370        6,051                      370        6,051         108     1998      1989
Southington, CT                               937        9,563                      937        9,563       1,424     1993      1975
Lakeland, FL                                  697        4,581                      697        4,581          97     1998      1984
New Port Richey, FL                           624        6,930                      624        6,930         144     1998      1984
North Fort Myers, FL                          636        5,712                      636        5,712         120     1998      1984
Vero Beach, FL                                660        7,642                      660        7,642         158     1998      1984
West Palm Beach, FL                           696        7,623                      696        7,623         158     1998      1984
Boise, ID                                     600        7,383                      600        7,383         118     1998      1985
Boise, ID                                     810        5,401                      810        5,401          98     1998      1996
Couer D'Alene                                 600        7,878                      600        7,878         125     1998      1996
Grantie City, IL                              610        7,143                      610        7,143           8     1998      1973
Owensboro, KY                                 130        4,870                      130        4,870         634     1993      1967
Braintree, MA                                 170        6,080                      170        6,080         396     1997      1968
Braintree, MA                                  80        4,245                       80        4,245         274     1997      1973
Clark, MA                                   1,053          902         1,331      1,053        2,233         129     1996      1973
Fall River, MA                                620        5,080                      620        5,080         343     1996      1966
Falmouth, MA                                  670        3,022                      670        3,022         206     1996      1966
South Boston, MA                              385        1,463         3,016        385        4,479         206     1995      1961
Webster, MA                                   570        8,790                      570        8,790         564     1995      1982
Kent, OH                                      215        3,367                      215        3,367         505     1989      1983
Westlake, OH                                  571        5,411                      571        5,411          93     1998      1972
Midwest City, OK                              470        5,673                      470        5,673          24     1998      1958
Eugene, OR                                    300        5,316                      300        5,316          91     1998      1976
Cheswick, PA                                  384        6,041                      384        6,041         148     1998      1982
Easton, PA                                    285        6,315                      285        6,315       1,254     1993      1959
San Antonio, TX                               662       12,588                      662       12,588       2,007     1993      1978
                                         ---------  ----------     ---------  ---------    ---------    --------
TOTAL SKILLED NURSING FACILITIES:        $  16,625  $  164,269     $   4,347  $  16,625    $ 168,616    $  9,601

RETIREMENT CENTERS:
Hendersonville, NC                           2,270      11,771                    2,270       11,771         171     1998      1998

Construction in Progress                                                                     151,317
                                                                                           ---------
TOTAL INVESTMENT IN PROPERTIES:          $  44,722  $   436,528     $   7,046  $  44,722   $ 594,891  $   19,624
                                         =========  ===========     =========  =========   =========  ==========

                                                     Year ended December 31
                                             1998             1997             1996
                                             ----             ----             ----
Investment in Real Estate:
    Balance at Beginning of year          $  309,044      $   160,105      $    63,000

    Additions:
    Acquisitions                             110,432           79,727           50,398
    Improvements                             159,582           56,109           15,685
    Other(1)                                  73,430           13,103           40,847
                                          ----------       ----------      -----------

    Total Additions                          343,444          148,939          169,930

    Deductions:
    Cost of real estate sold                (12,875)                           (9,825)
    Other
                                          ----------       ----------      -----------

    Total deductions                        (12,875)                0          (9,825)
                                          ----------       ----------      -----------

    Balance at end of year                $  639,613       $  309,044      $   160,105
                                          ==========       ==========      ===========

Accumulated depreciation:

    Balance at beginning of year              11,769            6,482            4,372

    Additions:
    Depreciation expense                      10,254            5,287            2,427

    Deductions:
    Sale of properties
                                             (2,399)                             (317)
                                          ----------       ----------      -----------

    Balance at end of year                $   19,624       $   11,769      $     6,482
                                          ==========       ==========      ===========

(1) Represents mortgage loans converted to operating leases.

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                             HEALTH CARE REIT, INC.
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                                                   PRINCIPAL AMOUNT
                                                                                                                   OF LOANS SUBJECT
                                                      FINAL        PERIODIC                           CARRYING      TO DELINQUENT
                                        INTEREST     MATURITY      PAYMENT     PRIOR   FACE AMOUNT    AMOUNT OF      PRINCIPAL OR
     DESCRIPTION                          RATE        DATE          TERMS      LIENS   OF MORTGAGES   MORTGAGES        INTEREST
----------------                        --------     --------      --------    -----   ------------   ---------     ---------------
First Mortgages:
----------------
McAllen, TX                              10.63%      01/01/10       Monthly                $13,750       $13,633         None
(Specialty Care                                                    Payments
 Facility)                                                         $131,104
Washington, D.C.                         12.85%      07/01/15       Monthly                 17,350        17,073         None
(Specialty Care                                                    Payments
 Facility)                                                         $190,475
Stoughton, MA                            10.87%      03/01/10       Monthly                 19,207        19,182         None
(Nursing Home)                                                     Payments
                                                                   $186,177
Little Rock, AK                          11.76%      01/01/12       Monthly                 29,000        29,000         None
(Specialty Care                                                    Payments
Facility)                                                          $284,200
Sun Valley, CA                           12.13%      12/01/16       Monthly                 21,500        21,203         None
(Specialty Care                                                    Payments
Facility)                                                          $228,417
Briarcliff, NY                           10.11%      08/01/16       Monthly                 12,810        12,810         None
(Assisted Living                                                   Payments
Facility)                                                          $107,924
New York City, NY                        8.89%       03/01/18       Monthly                 21,000        21,000         None
(Assisted Living Facility)                                         Payments
                                                                   $155,575
Oklahoma City, OK                        9.28%       7/1/2006       Monthly                 12,204        12,204         None
(Nursing  Home)                                                    Payments
                                                                    $94,378
Atlanta, GA                              10.14%       4/1/19        Monthly                 16,757        13,632         None
(Assisted Living Facility)                                         Payments
                                                                   $116,514
56 mortgage loans relating to 20          From         From                               $220,528      $209,869         None
nursing homes, 25 assisted living       9.00% to    05/01/99-
facilities,                              13.46%      09/01/18
4 retirement centers, 2 behavioral
care facilities and 2 specialty
care facility

                                                                                                                   PRINCIPAL AMOUNT
                                                                                                                   OF LOANS SUBJECT
                                                      FINAL        PERIODIC                           CARRYING      TO DELINQUENT
                                        INTEREST     MATURITY      PAYMENT     PRIOR   FACE AMOUNT    AMOUNT OF      PRINCIPAL OR
     DESCRIPTION                          RATE        DATE          TERMS      LIENS   OF MORTGAGES   MORTGAGES        INTEREST
----------------                        --------     --------      --------    -----   ------------   ---------     ---------------

11 construction loans (all with           From         N/A                                  51,109        29,076         None
first mortgage liens) relating to      10.00% to
11 assisted living facilities            11.25%
                                                                                        ----------     ---------     ---------
                                                                               TOTALS     $435,215      $398,682          $-0-
                                                                                        ==========     =========     =========


                                                                           (in thousands)
                                                                       Year Ended December 31
                                                      -----------------------------------------------------
                                                              1998                1997               1996
                                                              ----                ----               ----

Reconciliation of mortgage loans:
   Balance at beginning of period                          $405,336             $353,455          $285,219
   Additions during period:
      New mortgage loans                                    105,282              120,705           163,963
      Negative principal amortization                             6                   29               135
                                                      -------------       --------------     -------------
                                                            510,624              474,189           449,317
   Deductions during period:
      Collections of principal (1)                           38,512               55,750            55,295
      Other (2)                                              73,430               13,103            40,567
                                                      -------------       --------------     -------------

   Balance at end of period                                $398,682             $405,336          $353,455
                                                      =============       ==============     =============

(1)  Includes collection of negative principal amortization.

(2) Includes properties originally financed with mortgages loans that were purchased during the periods indicated.

                                  EXHIBIT INDEX
                                  -------------

The following documents are included in this Form 10-K as an Exhibit:


                   DESIGNATION
                   NUMBER UNDER
   EXHIBIT         ITEM 601 OF                             EXHIBIT                             PAGE
   NUMBER         REGULATION S-K                         DESCRIPTION                          NUMBER
   ------         --------------                         -----------                          ------

     3.1(1)         3(i)            Second Restated Certificate of Incorporation.

     3.2(2)         3(ii)           By-Laws, as amended.

     4.1            4               The Registrant, by signing this Report, agrees to
                                    furnish the Securities and Exchange Commission upon
                                    its request a copy of any instrument which defines
                                    the rights of long-term debt of the Registrant and
                                    which authorizes a total amount of securities not in
                                    excess of 10% of the total assets of the Registrant.

     4.2(3)         4               Indenture dated as of April 17, 1997 by and between
                                    Health Care REIT, Inc. and Fifth Third Bank.

     4.3(4)         4               First Supplemental Indenture dated as of April 17,
                                    1997 by and between Health Care REIT, Inc. and Fifth
                                    Third Bank.

     4.4(5)         4               Form of Second Supplemental Indenture dated as of
                                    March 13, 1998 between Health Care REIT, Inc. and
                                    Fifth Third Bank.

     4.5(6)         4               Form of Certificate of Designation of 8-7/8% Series B
                                    Cumulative Redeemable Preferred Stock.

     4.6            4               Certificate of Designations of Series C Cumulative
                                    Convertible Preferred Stock, Preferences and Rights
                                    of Health Care REIT, Inc.

    10.1(7)        10(ii)(A)        Rights Agreement.

    10.2(8)        10(ii)(B)        Note Purchase Agreement between Health Care REIT,
                                    Inc. and each of the Purchasers a Party thereto,
                                    dated as of April 8, 1993.

    10.3(9)        10(ii)(C)        Amended and Restated Credit Agreement dated as of
                                    September 8, 1994 among Health Care REIT, Inc.,
                                    certain banks, and National City Bank, as Agent.

    10.4(10)       10(ii)(D)        Note Purchase Agreement between Health Care REIT,
                                    Inc. and each of the Purchasers a Party thereto,
                                    dated April 15, 1995.

    10.5(11)       10(iii)(A)       The 1985 Incentive Stock Option Plan of Health Care
                                    REIT, Inc., as amended.

    10.6(12)       10(iii)(B)       The Health Care REIT, Inc. 1995 Stock Incentive Plan.



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

     1   Incorporated by reference to Exhibit 3(i) to the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1994.

     2   Incorporated by reference to Exhibit 3(ii) to the Registrant's Form 8-K filed on
         October 24, 1997.

     3   Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on
         April 21, 1997.

     4   Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on
         April 21, 1997.

     5   Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on
         March 10, 1998.

     6   Incorporated by reference to Exhibit 2.3 to the Registrant's Form 8-A filed on
         May 8, 1998.

     7   Incorporated by reference to the Exhibit to the Registrant's Form 8-A filed on
         August 3, 1994 (File No. 1-8923).

     8   Incorporated by reference to Exhibits 1-4 of the Registrant's Quarterly Report on
         Form 10-Q for the quarterly period ended March 31, 1993.

     9   Incorporated by reference to Exhibit 1 of the Registrant's Quarterly Report on
         Form 10-Q for the quarterly period ended September 30, 1994.

     10  Incorporated by reference to Exhibit 4 of the Registrant's Quarterly Report on
         Form 10-Q for the quarterly period ended March 31, 1996.

     11  Incorporated by reference to Exhibit 4.4 to the Registrant's Registration
         Statement on Form S-8 (File No. 333-1237) filed on February 27, 1996.

     12  Incorporated by reference to Exhibit 4.1 to the Registrant's Registration
         Statement on Form S-8 (File No. 333-1239) filed on February 27, 1996.