Form 10-Q
period 1999-03-31
HEALTH CARE REIT INC /DE/
filed 1999-05-03
CIK 766704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH  31, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File number 1-8923

                             HEALTH CARE REIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 34-1096634
  ------------------------------                    -------------------
    (State or jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                    Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio                     43604
--------------------------------------               -------------------
(Address of principal executive office)                 (Zip Code)

(Registrant's telephone number, including area code)   (419) 247-2800
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 1999.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 28,317,335 shares

                             HEALTH CARE REIT, INC.

                                      INDEX



                                                                            Page
                                                                            ----

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets - March 31, 1999
            and December 31, 1998                                            3

            Consolidated Statements of Income - Three
            months ended March 31, 1999 and 1998                             4

            Consolidated Statements of Shareholders'
            Equity - Three months ended March 31, 1999
            and 1998                                                         5

            Consolidated Statements of Cash Flows-
            Three months ended March 31, 1999 and 1998                       6

            Notes to Unaudited Consolidated Financial Statements             7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             10

Item 3.     Quantitative and Qualitative Disclosure About Market Risk       13

Part II.    OTHER INFORMATION

Item 5.     Other Information                                               14

Item 6.     Exhibits and Reports on Form 8-K                                14


SIGNATURES                                                                  15

EXHIBIT INDEX                                                               16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                        MARCH 31        DECEMBER 31
                                                                          1999             1998
                                                                       (UNAUDITED)        (NOTE)
                                                                       ----------       ----------
                                                                             (IN THOUSANDS)
ASSETS
Real estate investments:
   Real property owned:
   Land                                                                $   57,763       $   44,722
   Buildings & improvements                                               588,713          443,574
   Construction in progress                                                80,285          151,317
                                                                       ----------       ----------
                                                                          726,761          639,613
   Less accumulated depreciation                                          (23,179)         (19,624)
                                                                       ----------       ----------
       Total real property owned                                          703,582          619,989

   Loans receivable                                                       412,368          405,963
   Direct financing leases                                                  1,139            6,741
                                                                       ----------       ----------
                                                                        1,117,089        1,032,693
   Less allowance for loan losses                                          (5,137)          (4,987)
                                                                       ----------       ----------
       Net real estate investments                                      1,111,952        1,027,706

Other Assets:
   Direct investments                                                      25,888           26,180
   Marketable securities                                                    2,233            4,106
   Cash and cash equivalents                                                1,231            1,269
   Deferred loan expenses                                                   3,440            2,389
   Receivables and other assets                                            15,301           11,774
                                                                       ----------       ----------
                                                                           48,093           45,718
                                                                       ----------       ----------
TOTAL ASSETS                                                           $1,160,045       $1,073,424
                                                                       ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Borrowings under line of credit obligations                         $   89,200       $  171,550
   Senior unsecured notes                                                 290,000          240,000
   Secured debt                                                            51,408            7,429
   Accrued expenses and other liabilities                                  22,743           20,686
                                                                       ----------       ----------
TOTAL LIABILITIES                                                         453,351          439,665

Shareholders' equity:
   Preferred Stock, $1.00 par value:
      Authorized - 10,000,000 shares
      Issued and outstanding - 6,000,000 in 1999                          150,000           75,000
   Common Stock, $1.00 par value:
      Authorized - 40,000,000 shares
      Issued and outstanding - 28,317,335
         in 1999 and 28,240,025 in 1998                                    28,317           28,240
   Capital in excess of par value                                         519,982          520,692
   Undistributed net income                                                10,834           10,434
   Accumulated other
         comprehensive income                                               2,109            3,982
   Unamortized restricted stock                                            (4,548)          (4,589)
                                                                       ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                                706,694          633,759
                                                                       ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $1,160,045       $1,073,424
                                                                       ==========       ==========

NOTE: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31
                                                                    1999           1998
                                                            -----------------------------------
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
     Rental income                                                $14,240       $ 7,858
     Interest income                                               11,795        12,116
     Commitment fees and other income                               1,946         1,252
     Prepayment fees                                                  183             0
                                                                  -------       -------
              Total revenue                                        28,164        21,226

EXPENSES:
     Interest expense                                               4,269         4,240
     Loan expense                                                     166           176
     Provision for depreciation                                     3,555         1,870
     Provision for losses                                             150           150
     General and administrative expenses                            1,674         1,381
                                                                  -------       -------
              Total expenses                                        9,814         7,817
                                                                  -------       -------

     Net income before gains on sale of properties                 18,350        13,409

     Gain on sale of properties                                       628             0
                                                                  -------       -------

     Net income                                                    18,978        13,409

Preferred stock dividends                                           2,759             0
                                                                  -------       -------

Net Income Available to Common Shareholders                       $16,219       $13,409
                                                                  =======       =======

Average number of shares outstanding:
     Basic                                                         28,077        24,259
     Diluted                                                       28,393        24,642

Net income per share:
     Basic                                                        $  0.58       $  0.55
     Diluted                                                         0.57          0.54

Dividends declared and paid per common share                      $  0.56       $  0.54


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                                                     Three months ended March 31, 1999
                                        -------------------------------------------------------------------------------------------
                                                              Capital In    Unamortized                   Accum. Other
                                        Preferred    Common   Excess of      Restricted   Undistributed  Comprehensive
In thousands                             Stock       Stock    Par Value        Stock       Net Income        Income         Total
                                        -------------------------------------------------------------------------------------------
Balance at beginning of period           $75,000     $28,240     $520,692     $(4,589)      $ 10,434        $  3,982       $633,759

Comprehensive income:
   Net income                                                                                 18,978                        18,978
   Unrealized gains on securities                                                                            (1,873)        (1,873)
                                                                                                                           --------
Comprehensive income                                                                                                        17,105
                                                                                                                           --------
Proceeds from issuance of shares
   from dividend reinvestment plan
     and stock incentive plans                            77       1,745         (228)                                       1,594

Proceeds from sale of shares              75,000                  (2,455)                                                   72,545

Amortization of restricted stock
   grants                                                                         269                                          269

Cash dividends paid                                                                          (18,578)                      (18,578)
                                         --------    -------     --------     -------       --------        --------       --------

Balance at end of period                 $150,000    $28,317     $519,982     $(4,548)      $ 10,834        $  2,109       $706,694
                                         ========    =======     ========     =======       ========        ========       ========



                                                                     Three months ended March 31, 1998
                                        -------------------------------------------------------------------------------------------
                                                              Capital In    Unamortized                   Accum. Other
                                        Preferred    Common   Excess of      Restricted   Undistributed  Comprehensive
In thousands                             Stock       Stock    Par Value        Stock       Net Income        Income        Total
                                        -------------------------------------------------------------------------------------------
Balance at beginning of period           $           $24,341     $435,603     $(3,532)      $  8,841        $  4,671     $469,924

Comprehensive income:
   Net income                                                                                 13,409                       13,409
   Unrealized gains on securities                                                                                339          339
                                                                                                                          -------
Comprehensive income                                                                                                       13,748
                                                                                                                          -------
Proceeds from issuance of shares
   from dividend reinvestment plan
     and stock incentive plans                           114        2,691         (64)                                      2,741

Proceeds from sale of shares                             913       22,808                                                  23,721

Amortization of restricted stock
   grants                                                                         115                                         115

Cash dividends paid                                                                          (13,148)                     (13,148)
                                         -------     -------     --------     -------       --------        --------     --------

Balance at end of period                 $     0     $25,368     $461,102     $(3,481)      $  9,102        $  5,010     $497,101
                                         =======     =======     ========     =======       ========        ========     ========


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                               1999               1998
                                                                                            ----------------------------
                                                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                                                 $ 18,978          $  13,409
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                                                3,650              1,897
      Provision for losses                                                                        150                150
      Amortization                                                                                443                291
      Loan and commitment fees earned less than cash received                                     529                523
      Direct financing lease income less than cash received                                        35                110
      Rental income in excess of cash received                                                 (1,573)              (569)
      Interest and other income in excess of cash received                                       (107)                (5)
      Increase in accrued expenses and other liabilities                                        1,527              3,400
      (Increase)/decrease in receivables and other assets                                      (1,730)                86
                                                                                              -------           --------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                                          21,902             19,292

INVESTING ACTIVITIES
  Investment in real properties                                                               (84,829)           (68,419)
  Investment in loans receivable                                                              (13,039)           (38,040)
  Other investments                                                                            (1,919)            (3,716)
  Principal collected on loans                                                                  6,634              7,774
  Proceeds from sale of properties                                                              5,567
  Other                                                                                          (318)                 6
                                                                                             --------          ---------
          NET CASH USED IN INVESTING ACTIVITIES                                               (87,904)          (102,395)

FINANCING ACTIVITIES
  Net (payments)/advances under line of credit arrangements                                   (82,350)           (29,400)
  Principal payments on long-term obligations                                                     (21)               (19)
  Net proceeds from the issuance of Common Stock                                                1,594             26,462
  Net proceeds from the issuance of Preferred Stock                                            72,545
  Proceeds from issuance of Senior Notes                                                       50,000            100,000
  Proceeds from issuance of Secured Debt                                                       44,000
  Increase in deferred loan expense                                                            (1,226)              (484)
  Cash distributions to shareholders                                                          (18,578)           (13,148)
                                                                                             --------          ---------
          NET CASH PROVIDED FROM FINANCING ACTIVITIES                                          65,964             83,411
                                                                                             --------          ---------

Increase/(decrease) in cash and cash equivalents                                                  (38)               308

Cash and cash equivalents at beginning of period                                                1,269              1,381
                                                                                             --------          ---------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  1,231          $   1,689
                                                                                             ========          =========

Supplemental Cash Flow Information -- Interest Paid                                          $  6,523          $   1,973
                                                                                             ========          =========

See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily an indication of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


NOTE B - REAL ESTATE INVESTMENTS

During the three months ended March 31, 1999, the Company invested $35,974,000 in real property, made construction advances of $60,217,000, provided permanent mortgage financings of $1,220,000, and funded $1,882,000 of equity related investments. During the three months ended March 31, 1999, the Company received principal payments on real estate mortgages of $6,634,000 and had net advances on working capital loans of $458,000.

With respect to the above-mentioned construction advances, funding for construction in progress in connection with 48 properties owned directly by the Company totaled $48,856,000, and funding associated with 13 construction loans represented $11,361,000. During the three months ended March 31, 1999, 14 of the construction properties in progress completed the construction phase of the Company's investment process and were converted to permanent operating leases, with an aggregate investment balance of $119,887,000. Also, during the three months ended March 31, 1999, four of the construction loans completed the construction phase of the Company's investment process and were converted to investments in permanent mortgage loans, with an aggregate investment of $28,909,000.


NOTE C - INDEBTEDNESS

In February 1999, the Company entered into a $50,000,000 Secured Credit Agreement. The Credit Agreement bears interest at the lender's prime rate or LIBOR plus 2.0%, with a floor interest rate of 7.0%. At March 31, 1999, $44,000,000 was advanced under this Credit Agreement.

In March 1999, the Company completed the sale of $50 million of 8.17% Senior Unsecured Notes due March 15, 2006.

The Company has a total of $190,000,000 in unsecured credit facilities bearing interest at the lenders' prime rate or LIBOR plus 1.0%. A total of approximately $100,800,000 was available at March 31, 1999, subject to compliance with the terms and conditions of the unsecured credit facilities.

NOTE D - SHAREHOLDERS' EQUITY

In January 1999, the Company announced the sale of 3,000,000 shares of cumulative convertible preferred stock. These shares have a liquidation value of $25.00 per share and will pay dividends equivalent to the greater of (i) the annual dividend rate of $2.25 per share (a quarterly dividend rate of $0.5625 per share); or (ii) the quarterly dividend then payable per common share on an as converted basis. The preferred shares are convertible into common stock at a conversion price of $25.625 per share. The Company has the right to redeem the preferred shares after five years.

In May 1998, the Company sold 3,000,000 shares of 8.875% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $25.00 per share. On and after May 1, 2003, the Preferred Stock may be redeemed for cash at the option of the Company, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends thereon to the redemption date.

NOTE E - DIRECT INVESTMENTS

Management determines the appropriate classification of a direct investment at the time of acquisition and reevaluates such designation as of each balance sheet date. Debt securities which are classified as held to maturity are stated at historical cost. Equity investments are stated at historical cost. At March 31, 1999, direct investments included the preferred stock of one private corporation and subordinated debt in nine private corporations, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe.


NOTE F - MARKETABLE SECURITIES

Marketable securities are stated at market value with unrealized gains and losses reported in a separate component of shareholders' equity. At March 31, 1999, marketable securities reflected the market value of the common stock of two publicly owned corporations, which were obtained by the Company at no cost, and the fair value of the common stock related to warrants in one publicly owned corporation in excess of the exercise price.


NOTE G - CONTINGENT LIABILITIES

As disclosed in the financial statements for the year ended December 31, 1998, the Company was contingently liable for certain obligations amounting to $9,365,000. No significant change in these contingencies had occurred as of March 31, 1999.


NOTE H - DISTRIBUTIONS PAID TO COMMON SHAREHOLDERS

On February 22, 1999, the Company paid a dividend of $0.56 per share to shareholders of record on February 2, 1999. This dividend related to the period from October 1, 1998 through December 31, 1998.

NOTE I - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 Three months ended March 31
                                                                 ---------------------------
                                                                   1999               1998
                                                                 -------             -------
Numerator for basic and diluted earnings per
share-income available to common shareholders                    $16,219             $13,409
                                                                 =======             =======

Denominator for basic earnings per share -
weighted average shares                                           28,077              24,259

Effect of dilutive securities:
     Employee stock options                                          116                 143
     Nonvested restricted shares                                     200                 240
                                                                 -------             -------

Dilutive potential common shares                                     316                 383
                                                                 -------             -------

Denominator for diluted earnings per share -
adjusted weighted average shares                                  28,393              24,642
                                                                 =======             =======

Basic earnings per share                                         $  0.58             $  0.55

Diluted earnings per share                                       $  0.57             $  0.54

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's net real estate investments totaled approximately $1,111,952,000, which included 154 assisted living facilities, 53 skilled nursing facilities, 17 retirement centers, six specialty care facilities and two behavioral care facilities. The Company funds its investments through a combination of long-term and short-term financing, utilizing both debt and equity.

As of March 31, 1999, the Company had shareholders' equity of $706,694,000 and a total outstanding debt balance of $430,608,000, which represents a debt to equity ratio of 0.61 to 1.0.

In January 1999, the Company announced the sale of 3,000,000 shares of cumulative convertible preferred stock. These shares have a liquidation value of $25.00 per share and will pay quarterly dividends equivalent to the greater of $0.5625 or the quarterly dividend then payable per common share on an as converted basis. The preferred shares are convertible into common stock at a conversion price of $25.625 per share. The Company has the right to redeem the preferred shares after five years.

In February 1999, the Company entered into a $50,000,000 Secured Credit Facility. The Credit Facility bears interest at the lender's prime rate or LIBOR plus 2.0%, with a floor of 7.0%. At March 31, 1999, $44,000,000 was advanced under this Credit Agreement.

In March 1999, the Company completed the sale of $50 million of 8.17% Senior Unsecured Notes due March 15, 2006.

During the three months ended March 31, 1999, the proceeds derived from the Company's capital raising activities were used to invest in additional health care properties and reduce bank debt under the Company's revolving lines of credit arrangements.

As of March 31, 1999, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $330,319,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

As of March 31, 1999, the Company had approximately $263,511,000 in unfunded commitments. Under the Company's line of credit arrangements, available funding totaled $100,800,000, subject to compliance with the terms and conditions of the line of credit arrangements. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1999, were $28,164,000 as compared with $21,226,000 for the three months ended March 31, 1998. Revenue growth was generated primarily by increased rental income of $6,382,000 and increased commitment fees and other income of $694,000, as a result of additional real estate investments made during the past twelve months. In addition, the Company recognized $628,000 in gains on sale of properties during the first three months in 1999. There were no such gains during the same period in 1998.

Expenses for the three months ended March 31, 1999, totaled $9,814,000, an increase of $1,997,000 from expenses of $7,817,000 for the same period in 1998. The increase in total expenses for the three month period ended March 31, 1999, was related to an increase in interest expense, an additional expense associated with the provision for depreciation and an increase in general and administrative expenses.

Interest expense for the three months ended March 31, 1999, was $4,269,000 as compared with $4,240,000 for the same period in 1998. The increase in the 1999 period was primarily due to the issuance of $50,000,000 Senior Unsecured Notes in March, 1999. The increase in the 1999 period was offset by the amount of capitalized interest recorded during the first three months of 1999.

The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. The Company's interest expense is reduced by the amount capitalized. Capitalized interest for the three month period in 1999 totaled $3,159,000, as compared with $1,226,000 for the same period in 1998.

The provision for depreciation for the three month period ended March 31, 1999, totaled $3,555,000, an increase of $1,685,000 over the comparable period in 1998 as a result of additional investments in properties owned directly by the Company.

General and administrative expense for the three month period ended March 31, 1999, totaled $1,674,000, as compared with $1,381,000 for the same period in 1998. The expenses for the three month period in 1999 were 5.81% of revenues as compared with 6.51% for the same period in 1998.

Dividends associated with the Company's outstanding preferred stock totaled $2,759,000 for the three months ended March 31, 1999. There were no such dividend payments for the same period in 1998.

As a result of the various factors mentioned above, net income available to common shareholders for the three month period ended March 31, 1999, was $16,219,000, or $0.57 per diluted share, as compared with $13,409,000, or $0.54 per diluted share, for the comparable period in 1998.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ----------------------------------------
          ABOUT MARKET RISK
          -----------------

The Company is exposed to various market risks, including the potential loss arising from adverse changes in interest rates. The Company seeks to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings to the extent possible.

The market value of the Company's long-term fixed rate borrowings is subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of the Company's total long-term borrowings at March 31, 1999, was $284 million. A 1% increase in interest rates would result in a decrease in fair value of long-term borrowings by approximately $13 million.

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

At March 31, 1999, the Company's variable interest rate debt exceeded its variable interest rate assets, presenting an exposure to rising interest rates. The Company may or may not elect to use financial derivative instruments to hedge variable interest rate exposure. Such decisions are principally based on the Company's policy to match its variable rate investments with comparable borrowings, but is also based on the general trend in interest rates at the applicable dates and the Company's perception of future volatility of interest rate.

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION
         -----------------

On January 19, 1999, the Company issued a press release in which it announced an increase in quarterly dividend.

On January 19, 1999, the Company issued a press release in which it announced the private placement of $75 million of convertible preferred stock.

On January 20, 1999, the Company issued a press release in which it announced Peter J. Grua as a new Director.

On January 21, 1999, the Company issued a press release in which it announced record new investments of $397 million for 1998.

On February 2, 1999, the Company issued a press release in which it announced operating results for year ended December 31, 1998.

On March 16, 1999, the Company issued a press release in which it announced the sale of $50 million of senior unsecured notes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

          (a)     Exhibits

                  27       Financial Data Schedule
                  99.1     Press release dated January 19, 1999
                  99.2     Press release dated January 19, 1999
                  99.3     Press release dated January 20, 1999
                  99.4     Press release dated January 21, 1999
                  99.5     Press release dated February 2, 1999
                  99.6     Press release dated March 16, 1999




          (b)     Reports on Form 8-K

On March 17, 1999, the Company filed a Report on Form 8-K regarding the issuance of $50 million of senior unsecured notes.

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                HEALTH CARE REIT, INC.



Date:  April 30, 1999           By: /S/  GEORGE L. CHAPMAN
       ------------------           --------------------------------------------
                                         George L. Chapman,
                                         Chairman, Chief Executive Officer, and
                                         President



Date:  April 30, 1999           By: /S/  EDWARD F. LANGE, JR.
       -----------------            --------------------------------------------
                                         Edward F. Lange, Jr.,
                                         Chief Financial Officer




Date:  April 30, 1999           By: /S/  MICHAEL A. CRABTREE
       -----------------            --------------------------------------------
                                         Michael A. Crabtree,
                                         Chief Accounting Officer

                                  EXHIBIT INDEX


The following documents are included in this Form 10-Q as Exhibits:


          DESIGNATION
          NUMBER UNDER
          ITEM 601 OF
         REGULATION S-K                       EXHIBIT DESCRIPTION
         --------------              ------------------------------------
              27                     Financial Data Schedule

              99.1                   Press release dated January 19, 1999

              99.2                   Press release dated January 19, 1999

              99.3                   Press release dated January 20, 1999

              99.4                   Press release dated January 21, 1999

              99.5                   Press release dated February 2, 1999

              99.6                   Press release dated March 16, 1999