Form 10-Q
period 1999-06-30
HEALTH CARE REIT INC /DE/
filed 1999-08-05
CIK 766704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended               JUNE 30, 1999
                              ---------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to_________________________

Commission File number 1-8923

                             HEALTH CARE REIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                          34-1096634
------------------------------                        -------------------
(State or jurisdiction of                              (I.R.S. Employer
incorporation or organization)                        Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio                        43604
-------------------------------------                      ---------
(Address of principal executive office)                    (Zip Code)

(Registrant's telephone number, including area code)    (419) 247-2800
                                                    ----------------------------

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
Yes    X   .   No        .
   --------       ------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 1999.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 28,376,566 shares

                             HEALTH CARE REIT, INC.

                                      INDEX

                                                                                   Page
                                                                                   ----

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets - June 30, 1999
                  and December 31, 1998                                             3

                  Consolidated Statements of Income - Three
                  and six months ended June 30, 1999 and 1998                       4

                  Consolidated Statements of Shareholders'
                  Equity - Six months ended June 30, 1999
                  and 1998                                                          5

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1999 and 1998                           6

                  Notes to Unaudited Consolidated Financial Statements              7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              10

Item 3.           Quantitative and Qualitative Disclosure About Market Risk        13

Part II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders              14

Item 5.           Other Information                                                14

Item 6.           Exhibits and Reports on Form 8-K                                 15


SIGNATURES                                                                         16

EXHIBIT INDEX                                                                      17


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                        JUNE 30       DECEMBER 31
                                                         1999            1998
                                                      (UNAUDITED)       (NOTE)
                                                      -----------    -----------
                                                           (IN THOUSANDS)
ASSETS
Real estate investments:
   Real property owned:
   Land                                               $    60,847    $    44,722
   Buildings & improvements                               636,149        443,574
   Construction in progress                               100,794        151,317
                                                      -----------    -----------
                                                          797,790        639,613
   Less accumulated depreciation                          (27,505)       (19,624)
                                                      -----------    -----------
       Total real property owned                          770,285        619,989

   Loans receivable                                       421,612        405,963
   Direct financing leases                                  1,108          6,741
                                                      -----------    -----------
                                                        1,193,005      1,032,693
   Less allowance for loan losses                          (5,287)        (4,987)
                                                      -----------    -----------
       Net real estate investments                      1,187,718      1,027,706

Other Assets:
     Direct investments                                    27,654         26,180
     Marketable securities                                  1,504          4,106
     Cash and cash equivalents                                907          1,269
     Deferred loan expenses                                 3,575          2,389
     Receivables and other assets                          14,155         11,774
                                                      -----------    -----------
                                                           47,795         45,718
                                                      -----------    -----------
TOTAL ASSETS                                          $ 1,235,513    $ 1,073,424
                                                      ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit obligations      $   156,600    $   171,550
     Senior unsecured notes                               290,000        240,000
     Secured debt                                          57,386          7,429
     Accrued expenses and other liabilities                24,175         20,686
                                                      -----------    -----------
TOTAL LIABILITIES                                         528,161        439,665

Shareholders' equity:
     Preferred Stock, $1.00 par value:
         Authorized - 10,000,000 shares
         Issued and outstanding - 6,000,000 in 1999
              and 3,000,000 in 1998                       150,000         75,000
     Common Stock, $1.00 par value:
         Authorized - 75,000,000 shares
         Issued and outstanding - 28,378,791
              in 1999 and 28,240,025 in 1998               28,379         28,240
     Capital in excess of par value                       521,362        520,692
     Undistributed net income                              10,621         10,434
     Accumulated other
         comprehensive income                               1,213          3,982
     Unamortized restricted stock                          (4,223)        (4,589)
                                                      -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                                707,352        633,759
                                                      -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 1,235,513    $ 1,073,424
                                                      ===========    ===========



NOTE: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                JUNE 30            JUNE 30
                                             1999     1998      1999      1998
                                           -----------------   -----------------
                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
     Rental income                         $18,180   $ 9,839   $32,420   $17,697
     Interest income                        12,142    11,831    23,937    23,947
     Commitment fees and other income        1,672     1,489     3,618     2,741
     Prepayment fees                           475         0       658         0
                                           -------   -------   -------   -------
              Total revenue                $32,469   $23,159   $60,633   $44,385

EXPENSES:
     Interest expense                      $ 6,680   $ 4,461   $10,949   $ 8,701
     Loan expense                              252       181       418       357
     Provision for depreciation              4,451     2,292     8,006     4,162
     Provision for losses                      150       150       300       300
     General and administrative expenses     1,872     1,336     3,546     2,717
                                           -------   -------   -------   -------
              Total expenses               $13,405   $ 8,420   $23,219   $16,237
                                           -------   -------   -------   -------

Net income before gain on sale of
     properties                            $19,064   $14,739   $37,414   $28,148

Gain on sale of properties                      75         0       703         0
                                           -------   -------   -------   -------

Net Income                                  19,139    14,739    38,117    28,148

Preferred stock dividends                    3,352       832     6,111       832
                                           -------   -------   -------   -------

Net Income Available to
     Common Shareholders                   $15,787   $13,907   $32,006   $27,316
                                           =======   =======   =======   =======

Average number of common shares
     outstanding:
         Basic                              28,145    25,272    28,111    25,768
         Diluted                            28,440    25,612    28,431    25,130

Net income per share:
         Basic                             $  0.56   $  0.55   $  1.14   $  1.10
         Diluted                              0.56      0.54      1.13      1.09

Dividends declared and paid per
     common share                          $ 0.565   $ 0.545   $ 1.125   $ 1.085


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


HEALTH CARE REIT, INC. AND SUBSIDIARIES



                                                                  Six months ended June 30, 1999
                                          ----------------------------------------------------------------------------------------
                                                                 Capital In   Unamortized                  Accum. Other
                                           Preferred     Common   Excess Of    Restricted   Undistributed  Comprehensive
In thousands                                 Stock       Stock    Par Value      Stock        Net Income       Income      Total
                                          ----------------------------------------------------------------------------------------

Balance at beginning of period            $  75,000      28,240   $ 520,692    $ (4,589)     $ 10,434        $ 3,982     $ 633,759

Comprehensive income:
   Net income                                                                                  38,117                       38,117
   Unrealized gains on securities                                                                             (2,602)       (2,602)
   Foreign currency translation adjustment                                                                      (167)         (167)
                                                                                                                         ---------
Comprehensive income                                                                                                        37,950
                                                                                                                         ---------

Proceeds from issuance of shares
   from dividend reinvestment plan and                      139       3,125        (228)                                     3,036
     stock incentive plans

Proceeds from sale of Preferred Stock        75,000                  (2,455)                                                72,545


Amortization of restricted stock grants                                             594                                        594


Cash dividends paid                                                                           (37,930)                     (37,930)
                                          ---------    --------   ---------    --------      --------        -------     ---------

Balance at end of period                  $ 150,000    $ 28,379   $ 521,362    $ (4,223)     $ 10,621        $ 1,213     $ 707,352
                                          =========    ========   =========    ========      ========        =======     =========



                                                                     Six months ended June 30, 1998
                                          ----------------------------------------------------------------------------------------
                                                                   Capital In  Unamortized                 Accum. Other
                                           Preferred    Common     Excess Of   Restricted  Undistributed  Comprehensive
                                             Stock      Stock      Par Value     Stock      Net Income       Income       Total
                                          ----------------------------------------------------------------------------------------

Balance at beginning of period              $          $ 24,341    $ 435,603   $ (3,532)    $  8,841       $ 4,671      $ 469,924

Comprehensive income:
   Net income                                                                                 28,148                      28,148
   Unrealized gains on securities                                                                             (838)         (838)
   Foreign currency translation adjustment                                                                    (189)         (189)
Comprehensive income                                                                                                      27,121
                                                                                                                       ---------

Proceeds from issuance of shares
   from dividend reinvestment plan and                      203        4,766        (64)                                   4,905
     stock incentive plans

Proceeds from sale of shares                                913       22,808                                              23,721

Proceeds from sale of Preferred Stock         75,000                  (2,477)                                             72,523

Amortization of restricted stock grants                                             230                                      230

Cash dividends paid                                                                          (27,817)                    (27,817)
                                            --------   --------    ---------   --------     --------       -------     ---------

Balance at end of period                    $ 75,000   $ 25,457    $ 460,700   $ (3,366)    $  9,172       $ 3,644     $ 570,607
                                            ========   ========    =========   ========     ========       =======     =========


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30
                                                                   1999          1998
                                                                ----------------------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                    $  38,117    $  28,148
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                    8,107        4,198
      Provision for losses                                            300          300
      Amortization                                                  1,012          588
      Loan and commitment fees earned less than cash received       1,001          523
      Direct financing lease income less than cash received            65          213
      Rental income in excess of cash received                     (3,138)        (569)
      Interest and other income in excess of cash received           (138)        (164)
      Increase in accrued expenses and other liabilities            2,487        3,459
      Decrease in receivables and other assets                        982          695
                                                                ---------    ---------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES              48,795       37,391

INVESTING ACTIVITIES
  Investment in real properties                                  (158,558)    (129,768)
  Investment in loans receivable                                  (37,211)     (62,980)
  Other investments                                                (3,822)     (16,856)
  Principal collected on loans                                     21,561       11,605
  Proceeds from sale of properties                                  8,142
  Other                                                              (325)        (169)
                                                                ---------    ---------
                NET CASH USED IN INVESTING ACTIVITIES            (170,213)    (198,167)

FINANCING ACTIVITIES
  Net payments under line of credit arrangements                  (14,950)     (11,200)
  Principal payments on long-term obligations                         (43)     (23,203)
  Net proceeds from the issuance of Common Stock                    2,859       28,625
  Net proceeds from the issuance of Preferred Stock                72,545       72,523
  Proceeds from issuance of Senior Notes                           50,000      100,000
  Proceeds from issuance of Secured Debt                           50,000
  Increase in deferred loan expense                                (1,427)        (663)
  Cash distributions to shareholders                              (37,928)     (27,817)
                                                                ---------    ---------
          NET CASH PROVIDED FROM FINANCING ACTIVITIES             121,056      160,665
                                                                ---------    ---------

Decrease in cash and cash equivalents                                (362)        (111)

Cash and cash equivalents at beginning of period                    1,269        1,381
                                                                ---------    ---------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD           $     907    $   1,270
                                                                =========    =========

Supplemental Cash Flow Information -- Interest Paid             $  15,353    $  10,155
                                                                =========    =========

See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended June 30, 1999, are not necessarily an indication of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


NOTE B - REAL ESTATE INVESTMENTS

During the six months ended June 30, 1999, the Company invested $74,322,000 in real property, made construction advances of $107,623,000, provided permanent mortgage financings of $12,511,000, and funded $4,750,000 of equity related investments. During the six months ended June 30, 1999, the Company received principal payments on real estate mortgages of $21,561,000 and had net advances on working capital loans of $1,313,000.

With respect to the above-mentioned construction advances, funding for construction in progress in connection with 50 properties owned directly by the Company totaled $84,236,000, and funding associated with 14 construction loans represented $23,387,000. During the six months ended June 30, 1999, 19 of the construction properties in progress completed the construction phase of the Company's investment process and were converted to permanent operating leases, with an aggregate investment balance of $134,759,000. Also, during the six months ended June 30, 1999, six of the construction loans completed the construction phase of the Company's investment process and were converted to investments in permanent mortgage loans, with an aggregate investment of $41,222,000.


NOTE C - INDEBTEDNESS

In February 1999, the Company entered into a $50,000,000 Secured Credit Agreement. The Credit Agreement bears interest at the lender's prime rate or LIBOR plus 2.0%, with a floor interest rate of 7.0%. At June 30, 1999, $50,000,000 was advanced under this Credit Agreement.

In March 1999, the Company completed the sale of $50 million of 8.17% Senior Unsecured Notes due March 15, 2006.

The Company has a total of $190,000,000 in unsecured credit facilities bearing interest at the lenders' prime rate or LIBOR plus 1.0%. A total of approximately $33,400,000 was available at June 30, 1999, subject to compliance with the terms and conditions of the unsecured credit facilities.

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

NOTE E - DIRECT INVESTMENTS

Management determines the appropriate classification of a direct investment at the time of acquisition and reevaluates such designation as of each balance sheet date. Debt securities which are classified as held to maturity are stated at historical cost. Equity investments are stated at historical cost. At June 30, 1999, direct investments included the preferred stock of one private corporation and subordinated debt in eight private corporations, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe.

NOTE F - MARKETABLE SECURITIES

Marketable securities are stated at market value with unrealized gains and losses reported in a separate component of shareholders' equity. At June 30, 1999, marketable securities reflected the market value of the common stock of two publicly owned corporations, which were obtained by the Company at no cost, and the fair value of the common stock related to warrants in one publicly owned corporation in excess of the exercise price.

NOTE G - CONTINGENT LIABILITIES

As disclosed in the financial statements for the year ended December 31, 1998, the Company was contingently liable for certain obligations amounting to $9,365,000. At June 30, 1999, the contingent obligations totaled $8,925,000.

NOTE H - DISTRIBUTIONS PAID TO COMMON SHAREHOLDERS

On February 22, 1999, the Company paid a dividend of $0.56 per share to shareholders of record on February 2, 1999. This dividend related to the period from October 1, 1998 through December 31, 1998.

On May 20, 1999, the Company paid a dividend of $0.565 per share to shareholders of record on May 4, 1999. This dividend related to the period from January 1, 1999 to March 31, 1999.

NOTE I - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                              Six months ended June 30
                                              ------------------------
                                                 1999         1998
                                              ----------   -----------
Numerator for basic and diluted earnings per
share-income available to common shareholders   $ 32,006   $ 27,316
                                                ========   ========

Denominator for basic earnings per share -
weighted average shares                           28,111     24,768

Effect of dilutive securities:
     Employee stock options                          120        219
     Nonvested restricted shares                     200        143
                                                --------   --------

Dilutive potential common shares                     320        362
                                                --------   --------

Denominator for diluted earnings per share -
adjusted weighted average shares                  28,431     25,130
                                                ========   ========

Basic earnings per share                        $   1.14   $   1.10

Diluted earnings per share                      $   1.13   $   1.09


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company's net real estate investments totaled approximately $1,187,718,000 which included 166 assisted living facilities, 50 skilled nursing facilities, 15 retirement centers, six specialty care facilities and two behavioral care facilities. The Company anticipates making additional investments in health care related facilities. New investments are funded from temporary borrowings under the Company's line of credit arrangements. Permanent financing for future investments, which replaces funds drawn under the line of credit arrangements, is expected to be provided through a combination of private and public offerings of debt and equity securities, and the assumption of secured debt. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

As of June 30, 1999, the Company had shareholders' equity of $707,352,000 and a total outstanding debt balance of $503,986,000 which represents a debt to equity ratio of .71 to 1.0.

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

In February 1999, the Company entered into a $50,000,000 Secured Credit Facility. The Credit Facility bears interest at the lender's prime rate or LIBOR plus 2.0%, with a floor of 7.0%. At June 30, 1999, $50,000,000 was advanced under this Credit Agreement.

In March 1999, the Company completed the sale of $50 million of 8.17% Senior Unsecured Notes due March 15, 2006.

During the six months ended June 30, 1999, the proceeds derived from the Company's capital raising activities were used to invest in additional health care properties and reduce bank debt under the Company's revolving lines of credit arrangements.

As of June 30, 1999, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $330,319,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

As of June 30, 1999, the Company had approximately $195,225,000 in unfunded commitments. Under the Company's line of credit arrangements, available funding totaled $33,400,000, subject to compliance with the terms and conditions of the line of credit arrangements.

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1999, were $32,469,000 as compared with $23,159,000 for the three months ended June 30, 1998. Revenue growth was generated primarily by increased rental income of $8,341,000 as a result of additional real estate investments made during the past twelve months.

Revenues for the six months ended June 30, 1999 were $60,633,000 as compared with $44,385,000 for the six months ended June 30, 1998, an increase of $16,248,000 or 37%. Revenue growth resulted primarily from increased operating lease income of $14,723,000, and increased loan commitment fees of $634,000 as a result of additional real estate investments made during the past twelve months.

In addition, the Company recognized gains on sales of properties and prepayment fees of $550,000 and $1,361,000 for the three and six months ended June 30, 1999, respectively. There were no such gains on sales of properties or prepayment fees in the similar periods in 1998.

Expenses for the three months ended June 30, 1999 totaled $13,405,000, an increase of $4,985,000 from expenses of $8,420,000 for the same period in 1998. Expenses for the six months ended June 30, 1999 totaled $23,219,000, an increase of $6,982,000 from expenses of $16,237,000 for the same period in 1998. The increases in total expenses for the three and six month periods ended June 30, 1999 were related to an increase in interest expense, an additional expense associated with the provision for depreciation and an increase in general and administrative expenses.

Interest expense for the three months ended June 30, 1999 was $6,680,000 as compared to $4,461,000 for the same period in 1998. For the six month period ended June 30, 1999, interest expense totaled $10,949,000 as compared to $8,701,000 for the same period in 1998. The increase in the 1999 period was primarily due to the issuance of $50,000,000 Senior Notes in March, 1999 and the issuance of $100,000,000 Senior Notes in March, 1998. The increases in the 1999 periods were offset by the amount of capitalized interest recorded during the first six months of 1999.

The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. The Company's interest expense is reduced by the amount capitalized. Capitalized interest for the three and six month periods in 1999 totaled $1,982,000, and $5,141,000, respectively, as compared with $1,617,000 and
$2,843,000 for the same periods in 1998.

The provision for depreciation for the three and six month periods ended June 30, 1999 totaled $4,451,000 and $8,006,000, respectively, increases of $2,159,000 and $3,844,000 over the comparable periods in 1998 as a result of additional investments in properties owned directly by the Company.

General and administrative expenses for the three and six month periods ended June 30, 1999 totaled $1,872,000 and $3,546,000, respectively, as compared with $1,336,000 and $2,717,000 for the same periods in 1998. The expenses for the three and six month periods in 1999 were 5.75% and 5.78% of revenues as compared with 5.77% and 6.12% for the same periods in 1998.

Dividend expense, associated with the Company's outstanding preferred stock, for the three and six month periods ended June 30, 1999 totaled $3,352,000 and $6,111,000, respectively, as compared with $832,000 for the same periods in 1998.

As a result of the various factors mentioned above, net income available to common shareholders for the three and six month periods ended June 30, 1999 was $15,787,000, or $0.56 per diluted share, and $32,006,000, or $1.13 per diluted share, respectively, as compared with $13,907,000, or $0.54 per diluted share, and $27,316,000, or $1.09 per diluted share for the comparable periods in 1998.

IMPACT OF INFLATION

During the past three years, inflation has not significantly affected the earnings of the Company because of the moderate inflation rate. Additionally, earnings of the Company reflect long-term investments with fixed rents or interest rates. These investments are mainly financed with a combination of equity, senior notes and borrowings under the revolving lines of credit. During inflationary periods, which generally are accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. Presuming the current inflation rate remains moderate and long-term interest rates do not increase significantly, the Company believes that equity and debt financing will continue to be available.

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

With respect to the Company's tenants, borrowers and properties, the Company is assessing the tenants' and borrowers' compliance efforts, the possibility of any interface difficulties or electromechanical problems relating to compliance by material vendors, the effects of potential non-compliance, and remedies that may mitigate or obviate such effects. The Company plans to process information from tenant surveys and complete its assessment by September 30, 1999.

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

Based upon current information, the Company believes that the risk posed by foreseeable Year 2000 related problems with its internal systems (including both information and non-information systems) is minimal. Year 2000 related problems with the Company's software applications and internal operational programs are unlikely to cause more than minor disruptions in the Company's operations. Year 2000 related problems at certain of its third-party service providers, such as its banks, payroll processor, and telecommunications provider is marginally greater. Based upon current information, the Company does not believe any such problems would have a material effect on its operations. For example, Year 2000 related problems at such third-party service providers could delay the processing of financial transactions and the Company's payroll and could disrupt the Company's internal and external communications.

The Company believes that the risk posed by Year 2000 related problems at its properties or with its tenants is marginally greater. Year 2000 related problems at certain governmental agencies and third-party payers could delay the processing of tenant financial transactions. Based upon current information, the Company does not believe any such problems would have a material long-term effect on its operations. However, neither the Company nor its tenants and borrowers can be assured that the federal and state governments upon which they rely for Medicare and Medicaid revenue will be in compliance in a timely manner. Year 2000 related problems with the electromechanical systems at its properties are unlikely to cause more than minor disruptions in the Company's operations.

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

The market value of the Company's long-term fixed rate borrowings is subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of the Company's total long-term borrowings at June 30, 1999, was $275 million. A 1% increase in interest rates would result in a decrease in fair value of long-term borrowings by approximately $12 million.

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

At June 30, 1999, the Company's variable interest rate debt exceeded its variable interest rate assets, presenting an exposure to rising interest rates. The Company may or may not elect to use financial derivative instruments to hedge variable interest rate exposure. Such decisions are principally based on the Company's policy to match its variable rate investments with comparable borrowings, but is also based on the general trend in interest rates at the applicable dates and the Company's perception of future volatility of interest rate.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ----------------------------------------------------

The annual meeting of shareholders of Health Care REIT, Inc. was duly called and held on April 20, 1999 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Company's management and Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the management's nominees for election as directors as listed in the Proxy Statement, and all such nominees were elected.

Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:


          Proposal #1 - The election of three directors:

                                Nominee                             For                         Withheld
                     -------------------------------      -------------------------       ----------------------
                     Willliam C. Ballard, Jr.                     28,832,528                       216,877
                     Peter J. Grua                                28,816,891                       232,514
                     R. Scott Trumbull                            28,773,760                       275,645

          Proposal #2 - The approval of an amendment to the Company's Stock Plan for Non-Employee
                        Directors:

                     For                                    27,416,299
                     Against                                 1,334,547
                     Abstain                                   298,559

          Proposal #3 - The ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year 1998:

                     For                                    28,833,012
                     Against                                    92,724
                     Abstain                                   123,669


ITEM 5. OTHER INFORMATION
        -----------------

On April 13, 1999, the Company issued a press release in which it announced first quarter investment activity of $99,293,000.

On April 20, 1999, the Company issued a press release in which it announced record first quarter 1999 results and increase in quarterly dividend.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a)  Exhibits

             27       Financial Data Schedule
             99.1     Press release dated April 13, 1999
             99.2     Press release dated April 20, 1999

        (b)  Reports on Form 8-K

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HEALTH CARE REIT, INC.



Date:  August 4, 1999            By: /S/  GEORGE L. CHAPMAN
     ------------------             ---------------------------
                                          George L. Chapman,
                                          Chairman, Chief Executive Officer, and
                                          President



Date:  August 4, 1999            By: /S/  EDWARD F. LANGE, JR.
     ------------------             -----------------------------
                                          Edward F. Lange, Jr.,
                                          Chief Financial Officer




Date:  August 4 , 1999           By: /S/  MICHAEL A. CRABTREE
     ------------------             ---------------------------
                                          Michael A. Crabtree,
                                          Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


The following documents are included in this Form 10-Q as Exhibits:


                 DESIGNATION
                 NUMBER UNDER
                 ITEM 601 OF
                REGULATION S-K            EXHIBIT DESCRIPTION
                --------------          ------------------------

                    27                  Financial Data Schedule

                    99.1                Press release dated April 13, 1999

                    99.2                Press release dated April 20, 1999