Form 10-Q
period 1999-09-30
HEALTH CARE REIT INC /DE/
filed 1999-11-05
CIK 766704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    SEPTEMBER  30, 1999
                              --------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File number 1-8923

                             HEALTH CARE REIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                              34-1096634
------------------------------                           ------------------
(State or jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio                           43604
-------------------------------------                    -------------------
(Address of principal executive office)                       (Zip Code)

(Registrant's telephone number, including area code)        (419) 247-2800
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
                          ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1999.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 28,490,600 shares

                             HEALTH CARE REIT, INC.

                                      INDEX


                                                                           PAGE

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets - September 30, 1999
               and December 31, 1998                                          3

               Consolidated Statements of Income - Three
               and nine months ended September 30, 1999 and 1998              4

               Consolidated Statements of Shareholders'
               Equity - Nine months ended September 30, 1999
               and 1998                                                       5

               Consolidated Statements of Cash Flows -
               Nine months ended September 30, 1999 and 1998                  6

               Notes to Unaudited Consolidated Financial Statements           7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           10

Item 3.        Quantitative and Qualitative Disclosure About Market Risk     13

PART II.       OTHER INFORMATION

Item 5.        Other Information                                             14

Item 6.        Exhibits and Reports on Form 8-K                              14


SIGNATURES                                                                   15

EXHIBIT INDEX                                                                16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                          SEPTEMBER 30      DECEMBER 31
                                                              1999             1998
                                                           (UNAUDITED)        (NOTE)
                                                          ------------     ------------
ASSETS                                                            (IN THOUSANDS)
Real estate investments:
   Real property owned:
   Land                                                  $    63,627       $    44,722
   Buildings & improvements                                  687,429           443,574
   Construction in progress                                   77,717           151,317
                                                         -----------       -----------
                                                             828,773           639,613
   Less accumulated depreciation                             (32,113)          (19,624)
                                                         -----------       -----------
       Total real property owned                             796,660           619,989

   Loans receivable                                          411,842           405,963
   Direct financing leases                                                       6,741
                                                         -----------       -----------
                                                           1,208,502         1,032,693
   Less allowance for loan losses                             (5,437)           (4,987)
                                                         -----------       -----------
       Net real estate investments                         1,203,065         1,027,706

Other Assets:
     Direct investments                                       28,555            26,180
     Marketable securities                                     1,257             4,106
     Cash and cash equivalents                                 7,779             1,269
     Deferred loan expenses                                    3,342             2,389
     Receivables and other assets                             17,861            11,774
                                                         -----------       -----------
                                                              58,794            45,718
                                                         -----------       -----------
TOTAL ASSETS                                             $ 1,261,859       $ 1,073,424
                                                         ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit obligations         $   178,100       $   171,550
     Senior unsecured notes                                  290,000           240,000
     Secured debt                                             61,364             7,429
     Accrued expenses and other liabilities                   24,269            20,686
                                                         -----------       -----------
TOTAL LIABILITIES                                            553,733           439,665

Shareholders' equity:
     Preferred Stock, $1.00 par value:
         Authorized - 10,000,000 shares
         Issued and outstanding - 6,000,000 in 1999
              and 3,000,000 in 1998                          150,000            75,000
     Common Stock, $1.00 par value:
         Authorized - 75,000,000 shares
         Issued and outstanding - 28,413,350
              in 1999 and 28,240,025 in 1998                  28,413            28,240
     Capital in excess of par value                          522,057           520,692
     Undistributed net income                                 10,642            10,434
     Accumulated other
         comprehensive income                                    875             3,982
     Unamortized restricted stock                             (3,861)           (4,589)
                                                         -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                                   708,126           633,759
                                                         -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 1,261,859       $ 1,073,424
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

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES




                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30            SEPTEMBER 30
                                                    1999         1998         1999         1998
                                                  -------      -------      -------      -------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
     Rental income                                $19,554      $12,213      $51,828      $29,482
     Interest income                               12,419       11,625       36,502       36,000
     Commitment fees and other income               1,280        1,578        4,898        4,319
     Prepayment fees                                  907          421        1,565          421
                                                  -------      -------      -------      -------
              Total revenue                       $34,160      $25,837      $94,793      $70,222

EXPENSES:
     Interest expense                             $ 7,733      $ 4,878      $18,682      $13,579
     Loan expense                                     242          176          660          533
     Provision for depreciation                     4,608        2,964       12,614        7,126
     Provision for losses                             150          150          450          450
     General and administrative expenses            1,881        1,640        5,427        4,357
                                                  -------      -------      -------      -------
              Total expenses                      $14,614      $ 9,808      $37,833      $26,045
                                                  -------      -------      -------      -------

Net income before gain on sale of
     properties                                   $19,546      $16,029      $56,960      $44,177

Gain on sale of properties                                                      703
                                                  -------      -------      -------      -------

Net Income                                         19,546       16,029       57,663       44,177

Preferred stock dividends                           3,351        1,664        9,462        2,496
                                                  -------      -------      -------      -------

Net Income Available to
     Common Shareholders                          $16,195      $14,365      $48,201      $41,681
                                                  =======      =======      =======      =======

Average number of common shares outstanding:
         Basic                                     28,196       25,356       28,141       24,966
         Diluted                                   28,418       25,637       28,403       25,301

Net income per share:
         Basic                                    $  0.57      $  0.57      $  1.71      $  1.67
         Diluted                                     0.57         0.56         1.70         1.65

Dividends declared and paid per
     common share                                 $  0.57      $  0.55      $ 1.695      $ 1.635


See notes to unaudited consolidated financial statements

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


   HEALTH CARE REIT, INC. AND SUBSIDIARIES



                                                                      Nine months ended September 30, 1999
                                              --------------------------------------------------------------------------------------
                                                                      Capital In  Unamortized                Accum. Other
                                               Preferred    Common    Excess of   Restricted  Undistributed Comprehensive
In thousands                                     Stock       Stock    Par Value     Stock       Net Income     Income         Total
                                              --------------------------------------------------------------------------------------

Balance at beginning of period                  $ 75,000   $ 28,240   $ 520,692   $ (4,589)   $  10,434     $  3,982       $633,759

Comprehensive income:
    Net income                                                                                   57,663                      57,663
    Unrealized gains on securities                                                                            (2,848)        (2,848)
    Foreign currency translation adjustment                                                                     (259)          (259)
                                                                                                                           --------
Comprehensive income                                                                                                         54,556
                                                                                                                           --------
Proceeds from issuance of shares
    from dividend reinvestment plan                             165       3,637                                               3,802

Proceeds from issuance of shares
    from employee stock incentive plans                           8         183       (172)                                      19

Proceeds from issuance of shares                  75,000                 (2,455)                                             72,545

Restricted stock amortization                                                          900                                      900

Cash dividends paid                                                                             (57,455)                    (57,455)
                                                --------   --------   ---------   --------    ---------     --------       --------

Balance at end of period                        $150,000   $ 28,413   $ 522,057   $ (3,861)   $  10,642     $    875       $708,126
                                                ========   ========   =========   ========    =========     ========       ========


                                                                      Nine months ended September 30, 1998
                                              --------------------------------------------------------------------------------------
                                                                      Capital In  Unamortized                Accum. Other
                                               Preferred    Common    Excess of   Restricted  Undistributed Comprehensive
In thousands                                     Stock       Stock    Par Value     Stock       Net Income     Income         Total
                                              --------------------------------------------------------------------------------------

Balance at beginning of period                  $          $ 24,341   $ 435,603   $ (3,532)   $   8,841     $  4,671      $ 469,924

Comprehensive income:
    Net income                                                                                   44,177                      44,177
    Unrealized gains on securities                                                                            (1,704)        (1,704)
    Foreign currency translation adjustment                                                                        6              6
                                                                                                                          ---------
Comprehensive income                                                                                                         42,479
                                                                                                                          ---------
Proceeds from issuance of shares
    from dividend reinvestment plan                             217       5,429                                               5,646

Proceeds from issuance of shares
    from employee stock incentive plan                           70       1,244        (64)                                   1,250

Proceeds from sale of shares                                    913      22,808                                              23,721

Proceeds from sale of Preferred Stock             75,000                 (2,790)                                             72,210

Restricted stock amortization                                                          393                                      393

Cash dividends paid                                                                             (43,490)                    (43,490)
                                                --------   --------   ---------   --------    ---------     ----------    ---------

Balance at end of period                        $ 75,000   $ 25,541   $ 462,294   $ (3,203)   $   9,528     $  2,973      $ 572,133
                                                ========   ========   =========   =========   =========     ==========    =========



See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                      1999            1998
                                                                   ---------       ---------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                       $  57,663       $  44,177
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                      12,774           7,162
      Provision for losses                                               450             450
      Amortization                                                     1,397             927
      Loan and commitment fees earned less than cash received          1,001           1,222
      Direct financing lease income less than cash received               60             257
      Rental income in excess of cash received                        (4,983)         (1,918)
      Interest and other income in excess of cash received              (196)           (271)
      Increase in accrued expenses and other liabilities               2,581           5,416
      Decrease in receivables and other assets                          (881)         (1,101)
                                                                   ---------       ---------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                 69,866          56,321

INVESTING ACTIVITIES
  Investment in real properties                                     (189,541)       (189,677)
  Investment in loans receivable                                     (47,940)        (76,246)
  Other investments                                                   (4,754)        (19,422)
  Principal collected on loans                                        42,061          19,333
  Proceeds from sale of properties                                     9,255           9,200
  Other                                                                 (384)           (270)
                                                                   ---------       ---------
                NET CASH USED IN INVESTING ACTIVITIES               (191,303)       (257,082)

FINANCING ACTIVITIES
  Net advances under line of credit arrangements                      (6,550)         65,400
  Principal payments on long-term obligations                            (64)        (23,220)
  Net proceeds from the issuance of Common Stock                       3,993          30,617
  Net proceeds from the issuance of Preferred Stock                   72,545          72,210
  Proceeds from issuance of Senior Notes                              50,000         100,000
  Proceeds from issuance of Secured Debt                              54,000
  Increase in deferred loan expense                                   (1,622)           (664)
  Cash distributions to shareholders                                 (57,455)        (43,490)
                                                                   ---------       ---------
          NET CASH PROVIDED FROM FINANCING ACTIVITIES                127,947         200,853
                                                                   ---------       ---------

Increase in cash and cash equivalents                                  6,510              92

Cash and cash equivalents at beginning of period                       1,269           1,381
                                                                   ---------       ---------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   7,779       $   1,473
                                                                   =========       =========

Supplemental Cash Flow Information -- Interest Paid                $  22,541       $  11,499
                                                                   =========       =========

See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 1999, are not necessarily an indication of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


NOTE B - REAL ESTATE INVESTMENTS

During the nine months ended September 30, 1999, the Company invested $79,530,000 in real property, made construction advances of $140,585,000, provided permanent mortgage financings of $14,735,000, and funded $5,896,000 of equity related investments. During the nine months ended September 30, 1999, the Company received principal payments on real estate mortgages of $42,061,000 and net advances on working capital loans totaled $7,547,000.

With respect to the above-mentioned construction advances, funding for construction in progress in connection with 50 properties owned directly by the Company totaled $110,010,000, and funding associated with 15 construction loans represented $30,575,000. During the nine months ended September 30, 1999, 32 of the construction properties in progress completed the construction phase of the Company's investment process and were converted to permanent operating leases, with an aggregate investment balance of $183,611,000. Also, during the nine months ended September 30, 1999, eleven of the construction loans completed the construction phase of the Company's investment process and were converted to investments in permanent mortgage loans, with an aggregate investment of $62,006,000.


NOTE C - INDEBTEDNESS

In February 1999, the Company entered into a $75,000,000 Secured Credit Agreement. The Credit Agreement bears interest at the lender's prime rate or LIBOR plus 2.0%, with a floor interest rate of 7.0%. At June 30, 1999, $50,000,000 was advanced under this Credit Agreement.

In March 1999, the Company completed the sale of $50 million of 8.17% Senior Unsecured Notes due March 15, 2006.

The Company has a total of $195,000,000 in unsecured credit facilities bearing interest at the lenders' prime rate or LIBOR plus 1.0%. A total of approximately $16,900,000 was available at September 30, 1999, subject to compliance with the terms and conditions of the unsecured credit facilities.

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


NOTE E - DIRECT INVESTMENTS

Management determines the appropriate classification of a direct investment at the time of acquisition and reevaluates such designation as of each balance sheet date. Debt securities which are classified as held to maturity are stated at historical cost. Equity investments are stated at historical cost. At September 30, 1999, direct investments included the preferred stock of one private corporation and subordinated debt in eight private corporations, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe.


NOTE F - MARKETABLE SECURITIES

Marketable securities are stated at market value with unrealized gains and losses reported in a separate component of shareholders' equity. At September 30, 1999, marketable securities reflected the market value of the common stock of two publicly owned corporations, which were obtained by the Company at no cost, and the fair value of the common stock related to warrants in one publicly owned corporation in excess of the exercise price.


NOTE G - CONTINGENT LIABILITIES

As disclosed in the financial statements for the year ended December 31, 1998, the Company was contingently liable for certain obligations amounting to $9,365,000. At September 30, 1999, the contingent obligations totaled $8,925,000.

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

On August 20, 1999, the Company paid a dividend of $0.57 per share to shareholders of record on August 3, 1999. This dividend related to the period from April 1, 1999 to June 30, 1999.

NOTE I - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                              Nine months ended September 30
                                              ------------------------------
                                                     1999         1998
                                                   -------      -------

Numerator for basic and diluted earnings per
share-income available to common shareholders      $48,201      $41,681
                                                   =======      =======

Denominator for basic earnings per share -
weighted average shares                             28,141       24,966

Effect of dilutive securities:
     Employee stock options                             64          192
     Nonvested restricted shares                       198          143
                                                   -------      -------

Dilutive potential common shares                       262          335
                                                   -------      -------

Denominator for diluted earnings per share -
adjusted weighted average shares                    28,403       25,301
                                                   =======      =======

Basic earnings per share                           $  1.71      $  1.67

Diluted earnings per share                         $  1.70      $  1.65

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company's net real estate investments totaled approximately $1,203,000,000 which included 167 assisted living facilities, 49 skilled nursing facilities, 15 retirement centers, six specialty care facilities and two behavioral care facilities. The Company anticipates making additional investments in health care related facilities. New investments are funded from temporary borrowings under the Company's line of credit arrangements and internally generated cash. Permanent financing for future investments, which replaces funds drawn under the line of credit arrangements, is expected to be provided through a combination of private and public offerings of debt and equity securities, and the assumption of secured debt. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

As of September 30, 1999, the Company had a total outstanding debt balance of $529,464,000, and shareholders' equity of $708,126,000, which represents a debt to equity ratio of 0.75 to 1.0.

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

In February 1999, the Company entered into a $75,000,000 Secured Credit Facility. The Credit Facility bears interest at the lender's prime rate or LIBOR plus 2.0%, with a floor of 7.0%. At September 30, 1999, $50,000,000 was advanced under this Credit Agreement.

In March 1999, the Company completed the sale of $50 million of 8.17% Senior Unsecured Notes due March 15, 2006.

During the nine months ended September 30, 1999, the proceeds derived from the Company's capital raising activities were used to invest in additional health care properties and reduce bank debt under the Company's revolving lines of credit arrangements.

As of September 30, 1999, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $330,319,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

As of September 30, 1999, the Company had approximately $102,194,000 in unfunded commitments. Under the Company's line of credit arrangements, available funding totaled $16,900,000, subject to compliance with the terms and conditions of the line of credit arrangements.

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1999, were $34,160,000 as compared with $25,837,000 for the three months ended September 30, 1998. Revenue growth was generated primarily by increased rental income of $7,341,000 as a result of additional real estate investments made during the past twelve months.

Revenues for the nine months ended September 30, 1999, were $94,793,000 as compared with $70,222,000 for the nine months ended September 30, 1998, an increase of $24,571,000 or 35%. Revenue growth resulted primarily from increased operating lease income of $22,346,000 as a result of additional real estate investments made during the past twelve months.

During the three months ended September 30, 1999, the Company recognized gains on sales of properties and prepayment fees of $907,000 as compared with $421,000 for the same period in the prior year. Gains on sales of properties and prepayment fees for the nine months ended September 30, 1999, were $2,268,000 as compared with $421,000 for the nine months ended September 30, 1998.

Expenses for the three months ended September 30, 1999, totaled $14,614,000, an increase of $4,806,000 from expenses of $9,808,000 for the same period in 1998. Expenses for the nine months ended September 30, 1999 totaled $37,833,000, an increase of $11,788,000 from expenses of $26,045,000 for the same period in 1998. The increases in total expenses for the three and nine month periods ended September 30, 1999, were related to an increase in interest expense, an additional expense associated with the provision for depreciation and an increase in general and administrative expenses.

Interest expense for the three months ended September 30, 1999, was $7,733,000 as compared to $4,878,000 for the same period in 1998. For the nine month period ended September 30, 1999, interest expense totaled $18,682,000 as compared to $13,579,000 for the same period in 1998. The increase in the 1999 period was primarily due to the issuance of $50,000,000 Senior Notes in March, 1999 and the issuance of $100,000,000 Senior Notes in March, 1998. The increases in the 1999 periods were offset by the amount of capitalized interest recorded during the first six months of 1999.

The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. The Company's interest expense is reduced by the amount capitalized. Capitalized interest for the three and nine month periods in 1999 totaled $1,913,000, and $7,054,000, respectively, as compared with $2,130,000 and
$4,973,000 for the same periods in 1998.

The provision for depreciation for the three and nine month periods ended September 30, 1999, totaled $4,608,000 and $12,614,000, respectively, increases of $1,644,000 and $5,488,000 over the comparable periods in 1998 as a result of additional investments in properties owned directly by the Company.

General and administrative expenses for the three and nine month periods ended September 30, 1999, totaled $1,881,000 and $5,427,000, respectively, as compared with $1,640,000 and $4,357,000 for the same periods in 1998. The expenses for the three and nine month periods in 1999 were 5.5% and 5.7% of revenues as compared with 6.3% and 6.2% for the same periods in 1998.

Dividend expense, associated with the Company's outstanding preferred stock, for the three and nine month periods ended September 30, 1999, totaled $3,351,000 and $9,462,000, respectively, as compared with $1,664,000 and $2,496,000 for the same periods in 1998.

As a result of the various factors mentioned above, net income available to common shareholders for the three and nine month periods ended September 30, 1999, was $16,195,000, or $.57 per diluted share, and $48,201,000, or $1.70 per diluted share, respectively, as compared with $14,365,000, or $0.56 per diluted share, and $41,681,000, or $1.65 per diluted share for the comparable periods in 1998.

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

With respect to the Company's tenants, borrowers and properties, the Company has assessed the tenants' and borrowers' compliance efforts, the possibility of any interface difficulties or electromechanical problems relating to compliance by material vendors, the effects of potential non-compliance, and remedies that may mitigate or obviate such effects. Based upon responses from tenant and borrower surveys, the Company does not believe that there are tenant, borrower, or property related non-compliance issues that would have a material impact upon the Company's operations.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The Company is exposed to various market risks, including the potential loss arising from adverse changes in interest rates. The Company seeks to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings to the extent possible.

The market value of the Company's long-term fixed rate borrowings is subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of the Company's total long-term borrowings at September 30, 1999, was $258 million. A 1% increase in interest rates would result in a decrease in fair value of long-term borrowings by approximately $11 million.

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

At September 30, 1999, the Company's variable interest rate debt exceeded its variable interest rate assets, presenting an exposure to rising interest rates. The Company may or may not elect to use financial derivative instruments to hedge variable interest rate exposure. Such decisions are principally based on the Company's policy to match its variable rate investments with comparable borrowings, but is also based on the general trend in interest rates at the applicable dates and the Company's perception of future volatility of interest rates.

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION
         -----------------

On July 13, 1999, the Company issued a press release in which it announced second quarter investment activity of $100 million.

On July 20, 1999, the Company issued a press release in which it announced record second quarter 1999 results and increase in the quarterly dividend payment.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

          (a)     Exhibits

                  27       Financial Data Schedule
                  99.1     Press release dated July 13, 1999
                  99.2     Press release dated July 20, 1999

          (b)     Reports on Form 8-K

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HEALTH CARE REIT, INC.



Date: November 5, 1999           By: /S/      GEORGE L. CHAPMAN
     ----------------------         --------------------------------------------
                                          George L. Chapman,
                                          Chairman, Chief Executive Officer and
                                          President



Date: November 5, 1999           By: /S/     EDWARD F. LANGE, JR.
     ---------------------          --------------------------------------------
                                          Edward F. Lange, Jr.,
                                          Chief Financial Officer




Date: November 5, 1999           By: /S/    MICHAEL A. CRABTREE
     ---------------------          --------------------------------------------
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

                                  EXHIBIT INDEX
                                  -------------

The following documents are included in this Form 10-Q as Exhibits:


                 DESIGNATION
                 NUMBER UNDER
                 ITEM 601 OF
                REGULATION S-K                  EXHIBIT DESCRIPTION
                --------------                  -------------------

                       27                    Financial Data Schedule

                       99.1                  Press release dated July 13, 1999

                       99.2                  Press release dated July 20, 1999