Form 10-K
period 1999-12-31
HEALTH CARE REIT INC /DE/
filed 2000-03-20
CIK 766704

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K




              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended DECEMBER 31, 1999          Commission File No. 1-8923

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
   Title of Each Class                                   on Which Registered
   -------------------                                  ---------------------
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

                         Yes  [X]             No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of voting common stock held by non-affiliates of the Registrant on March 17, 2000 was $420,683,000 based on the reported closing sales price of such shares on the New York Stock Exchange for that date. As of March 17, 2000, there were 28,587,994 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the annual shareholders' meeting to be held May 4, 2000, are incorporated by reference into
Part III.

                             HEALTH CARE REIT, INC.
                          1999 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                     PART I

                                                                          PAGE

Item  1.  Business......................................................... 3
Item  2.  Properties.......................................................10
Item  3.  Legal Proceedings................................................11
Item  4.  Submission of Matters to a Vote of Security Holders..............11

                                     PART II

Item  5.  Market for the Registrant's Common Equity and
             Related Stockholder Matters...................................11
Item  6.  Selected Financial Data..........................................12
Item  7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......16
Item  8.  Financial Statements and Supplementary Data......................17
Item  9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...........................33

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...............33
Item 11.  Executive Compensation...........................................33
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management................................................33
Item 13.  Certain Relationships and Related Transactions...................33

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K...........................................34

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Health Care REIT, Inc. (the "Company") is a self-administered real estate investment trust that invests in health care facilities, primarily nursing homes and assisted living facilities. The Company also invests in specialty care facilities. As of December 31, 1999, long-term care facilities, which include nursing homes and assisted living facilities, comprised approximately 90% of the investment portfolio. Founded in 1970, the Company was the first real estate investment trust to invest exclusively in health care facilities.

As of December 31, 1999, the Company had $1,240,223,000 of real estate investments, inclusive of credit enhancements, in 238 facilities located in 34 states and managed by 38 different operators. At that date, the portfolio included 182 assisted living facilities, 48 nursing homes, six specialty care facilities, and two behavioral care facilities. At December 31, 1999, the Company had approximately $53,356,000 in unfunded commitments.

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

PORTFOLIO OF PROPERTIES

The following table reflects the diversification of the Company's portfolio as of December 31, 1999:


                                      PERCENTAGE         NUMBER           NUMBER        INVESTMENT         NUMBER          NUMBER
     TYPE OF         INVESTMENTS          OF               OF            OF BEDS/        PER BED/            OF              OF
     FACILITY            (1)           PORTFOLIO       FACILITIES         UNITS          UNIT (2)       OPERATORS (3)    STATES (3)
                    --------------    -----------      ----------        ---------      -----------     -------------    ----------
                    (In thousands)
Assisted Living
Facilities            $ 865,634           70%              182            12,238         $ 74,401             24               29

Nursing Homes           281,595           22%               48             6,807           42,612             13               14

Specialty Care
Facilities               83,807            7%                6               695          120,586              3                5

Behavioral Care
Facilities                9,187            1%                2               294           31,250              1                1
                      ---------         -----              ---            ------          -------

Totals                $1,240,223         100%              238            20,034
                      ==========         ====              ===            ======


--------------------------
(1) Investments include real estate investments and credit enhancements which amounted to $1,227,798,000 and $12,425,000, respectively.

(2) Investment Per Bed/Unit was computed by using the total investment amount of $1,293,579,000 which includes real estate investments, unfunded commitments for which initial funding has commenced, and credit enhancements which total $1,227,798,000, $53,356,000 and $12,425,000, respectively.

(3) The Company has investments in properties located in 34 states, managed by 38 different operators.

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

INVESTMENTS

The Company invests in income producing health care facilities with a primary focus on long-term care facilities, which include skilled nursing facilities and assisted living facilities. The Company also invests in specialty care facilities. The Company intends to continue to diversify its investment portfolio by operator and geographic location.

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

The Company's investments primarily take the form of operating lease transactions, permanent mortgage loans and construction financings. Substantially all of the Company's investments are designed with escalating rate structures. The Company's policy is to structure long term financings to maximize returns. Depending upon market conditions, the Company believes that appropriate new investments will be available in the future with substantially the same spreads over its costs of borrowing.

Mortgage loans and operating leases are normally secured by guarantees and/or letters of credit. As of December 31, 1999, letters of credit from commercial banks and cash deposits aggregating $44,790,000 were available to the Company as security for operating lease, permanent mortgage loan and construction loan obligations. In addition, the leases and loans are generally cross-defaulted and the loans are cross-collateralized with any other mortgage loans, leases, or other agreements between the operator or any affiliate of the operator and the Company.

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

For certain investments, the Company receives warrants or other similar equity instruments that provide the Company with an opportunity to share in an operator's enterprise value. As of December 31, 1999, the Company had warrants from 19 operators to purchase their common stock or partnership interest. None of the warrants are publicly traded.

In connection with investments in two operators, the Company also received warrants that were converted into shares of common stock. As of December 31, 1999, those shares of common stock were recorded on the Company's balance sheet at a value of $863,000.

   Operating Leases

Each facility, which includes the land, buildings, improvements and related rights (the "Leased Properties") owned by the Company is leased to a health care provider pursuant to a long-term lease (collectively, the "Leases"). The Leases generally have a fixed term of 10 to 15 years and contain multiple five- to ten-year renewal options. Each Lease is a triple net lease requiring the lessee to pay rent and all additional charges incurred in the operation of the Leased Property. The lessees are required to repair, rebuild and maintain the Leased Properties.

The net value of the Company's completed leased properties aggregated approximately $767,825,000 at December 31, 1999. The base rents range from approximately 7.68% to 14.91% per annum of the Company's net book value in the leased properties. The rental yield to the Company from Leases depends upon a number of factors including the initial rent charged, any rental adjustments and the amount of the commitment fee charged at the inception of the transaction. The base rents for the renewal periods are generally fixed rents set at a spread above the Treasury yield for the corresponding period.

   Permanent Mortgage Loans

The Company's investments in permanent mortgage loans are structured to provide the Company with interest income, principal amortization and commitment fees. Virtually all of the approximately $374,390,000 of permanent mortgage loans as of December 31, 1998, were first mortgage loans.

The interest rate on the Company's investments in permanent mortgage loans for operating facilities ranges from 9.00% to 14.04% per annum on the outstanding balances. The yield to the Company on permanent mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan and any interest rate adjustments.

The permanent mortgage loans for operating facilities made through December 31, 1999, are generally subject to seven- to ten-year terms with 25-year amortization schedules that provide for a balloon payment of the outstanding principal balance at the end of the term. Generally, the permanent mortgage loans provide five to seven years of prepayment protection.

   Direct Investments

Management determines the appropriate classification of a direct investment at the time of acquisition and reevaluates such designation as of each balance sheet date. Debt securities which are classified as held to maturity are stated at historical cost. Equity investments are stated at historical cost. At December 31, 1999, direct investments included the preferred stock of one private corporation, subordinated debt in six private corporations, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe.

   Construction Financing

The Company provides construction financing that by its terms converts either into a long-term operating lease or mortgage loan upon the completion of the facility. Generally, the rates on the outstanding balances of the Company's construction financings are 225 to 350 basis points over the prime rate of a specified financial institution. The Company also typically charges a commitment fee at the commencement of the financing. The construction financing period commences upon funding and terminates upon the earlier of the completion of development of the applicable facility or the end of a specified period, generally 12 to 18 months. During the term of the construction financing, funds are advanced pursuant to draw requests made by the operator in accordance with the terms and conditions of the applicable financing agreement, which terms require, among other things, a site visit by a Company representative prior to the advancement of funds. Monthly payments are made on the total amount of the proceeds advanced during the development period.

During the construction financing period, the Company generally requires additional security and collateral in the form of either payment and performance bonds and/or completion guarantees by either one, or a combination of, the operator's parent entity, other affiliates of the operator, or one or more of the individual principals of the operator.

At December 31, 1999, the Company had outstanding construction financings of $68,862,000 ($58,954,000 leased properties and $9,908,000 mortgage loans) and was committed to providing additional financing of approximately $53,356,000 to complete construction.

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


ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for possible loan losses that is evaluated quarterly to determine its adequacy. See Notes 1 and 5 of Notes to Financial Statements. At December 31, 1999, the total allowance of $5,587,000 was not allocated to any specific properties. The Company believes that its allowance is adequate.


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


EMPLOYEES

As of December 31, 1999, the Company employed 23 full-time employees.


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

Medicare and Medicaid programs have traditionally reimbursed nursing facilities for the reasonable direct and indirect allowable costs incurred in providing routine services (as defined by the programs), subject to certain cost ceilings. In 1998, the Medicare cost-based reimbursement system was replaced by a federal per diem rate based on the patient's condition, which is phased in over three years. (New facilities are immediately paid based on the federal rate.) The new per diem rate will be the sole payment for both direct nursing care ("Part A services") and ancillary services that were previously billed separately from the cost-based reimbursement system ("Part B services"). Capital costs are also included in the per diem rate. Many states have also converted to a system based on prospectively determined fixed rates, which may be based in part on historical costs. The operations of long-term care companies have been negatively impacted by these changes in reimbursement, among other factors. Some of these companies have filed for bankruptcy protection. While the Company has not been affected by any bankruptcy filings, a reduction in revenues could result in bankruptcy filings by significant customers of the Company. Furthermore, any failure by these customers to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

Due in part to the potential negative effect of the prospective payment system on the financial condition of long-term care facilities, Standard & Poor's placed many long-term care facility companies on a `credit watch' in November 1998. In March, 1999, Standard & Poor's lowered the ratings of several long-term care facility companies, particularly those companies with substantial debt.

On November 29, 1999, the President signed legislation that provides additional payments for certain Medicare providers. Among other things, Medicare payments to skilled nursing facilities were increased by 4 percent per year for fiscal 2001 and 2002, and per diem payments for the 15 categories representing the most medically complex cases were increased by 20 percent.

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

President Clinton's budget proposal for fiscal 2001 would reduce payments to Medicare providers by $6.37 billion over five years, $4.3 billion of which comes from hospitals. The budget does not contain substantial funding reductions in payments to skilled nursing facilities, according to Administration officials. The budget also includes funding for new programs to improve quality of care in Medicare and Medicaid-certified nursing facilities, much of which would be used to bolster state enforcement efforts and to improve federal oversight of state agencies. The budget proposal would also maintain and upgrade the Nursing Home Compare World Wide Web site, which publishes information concerning certification inspections. It is impossible to predict with any certainty what form any budget legislation may ultimately take.

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

Generally, for each taxable year during which the Company qualifies as a real estate investment trust, it will not be taxed on the portion of its taxable income (including capital gains) that is distributed to shareholders. Any undistributed income or gains will be taxed to the Company at regular corporate tax rates. Any undistributed net long-term capital gains taxed to the Company will be treated as having been distributed to the shareholders and will be included by them in determining the amount of their capital gains. The tax paid by the Company on those gains will be allocated among the shareholders and may be claimed as a credit on their tax returns. The shareholders will receive an increase in the basis of their shares in the Company equal to the difference the capital gain income and the tax credit allocated to them. The Company will be subject to tax at the highest corporate rate on its net income from foreclosure property, regardless of the amount of its distributions. The highest corporate tax rate is currently 35%. The Company may elect to treat any real property it acquires by foreclosure as foreclosure property. This would permit the Company to hold such property until the end of the third taxable year following the year of acquisition without adverse consequences. With the consent of the Treasury Department, this period can be extended for up to three additional taxable years. Subject to certain limitations, the Company will also be subject to an additional tax equal to 100% of the net income, if any, derived from prohibited transactions. A prohibited transaction is defined as a sale or disposition of inventory-type property or property held by the Company primarily for sale to customers in the ordinary course of its trade or business, which is not property acquired on foreclosure.

The Company is subject to a nondeductible federal excise tax equal to 4% of the amount, if any, by which 85% of its ordinary income plus 95% of its capital gain net income (plus distribution deficiencies from prior years) exceeds distributions actually paid or treated as paid to shareholders during the taxable year, plus current year income upon which the Company pays tax and any overdistribution from prior years. Due to the growth of the Company's income, primarily as a result of large capital gains from the exercise of purchase options under leases, the Company did not satisfy this requirement in 1998, and 1997 and incurred an excise tax of approximately $315,000 and $360,000 respectively, in those years. This requirement was met for 1999. There is a cumulative underdistribution of $6,242,000 that will carry over to 2000 and later years until reduced by distributions in a subsequent year that exceed the percentage of that year's income that is required to be distributed currently.

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


SUBSIDIARIES AND AFFILIATES

The Company has formed subsidiaries in connection with its real estate transactions. As of December 31, 1999, the Company's wholly-owned subsidiaries consisted of the following entities:


                                           STATE OF ORGANIZATION                 DATE OF
NAME OF SUBSIDIARY                         AND TYPE OF ENTITY                    ORGANIZATION
------------------                         ---------------------                 ------------
HCRI Pennsylvania Properties, Inc.         Pennsylvania corporation              November 1, 1993
HCRI Overlook Green, Inc.                  Pennsylvania corporation              July 9, 1996
HCRI Texas Properties, Inc.                Delaware corporation                  December 27, 1996
HCRI Texas Properties, Ltd.                Texas limited partnership             December 30, 1996
Health Care REIT International, Inc.       Delaware corporation                  February 11, 1998
HCN Atlantic GP, Inc.                      Delaware corporation                  February 20, 1998
HCN Atlantic LP, Inc.                      Delaware corporation                  February 20, 1998
HCRI Nevada Properties, Inc.               Nevada corporation                    March 27, 1998
HCRI Southern Investments I, Inc.          Delaware corporation                  June 11, 1998
HCRI Louisiana Properties, L.P.            Delaware limited partnership          June 11, 1998
HCN BCC Holdings, Inc.                     Delaware corporation                  September 25, 1998
HCRI Tennessee Properties, Inc.            Delaware corporation                  September 25, 1998
HCRI Limited Holdings, Inc.                Delaware corporation                  September 25, 1998
Pennsylvania BCC Properties, Inc.          Pennsylvania corporation              September 25, 1998
HCRI North Carolina Properties, LLC        Delaware limited liability company    December 10, 1999
HCRI Properties, Inc.                      Rhode Island corporation              April 22, 1999

ITEM 2.  PROPERTIES

The Company's headquarters are currently located at One SeaGate, Suite 1500, Toledo, Ohio 43604. The following table sets forth certain information regarding the facilities that comprise the Company's investments as of December 31, 1999.

                                                                       (IN THOUSANDS)
                                                                 ----------------------------
                                                        NUMBER
                                             NUMBER       OF
                                               OF        BEDS/       TOTAL        ANNUALIZED
            FACILITY LOCATION              FACILITIES    UNITS   INVESTMENT(1)     INCOME(2)
            -----------------              ----------   -------  -------------    ----------
SKILLED NURSING FACILITIES:
   Arizona............................           1          163  $   3,961       $    413
   California.........................           2          216      7,578            911
   Colorado...........................           1          180      6,114            638
   Florida............................           8          947     55,864          6,391
   Idaho..............................           3          393     21,702          2,253
   Illinois...........................           2          212     12,188          1,450
   Kentucky...........................           1           92      4,244            536
   Massachusetts......................          13        1,926     88,279          9,833
   Missouri...........................           1           98      6,917            763
   Ohio...............................           2          219      8,688          1,004
   Oklahoma...........................           2          575     18,132          1,770
   Oregon.............................           1          121      5,356            558
   Pennsylvania.......................           4          474     23,598          3,024
   Texas..............................           7        1,191     18,973          2,385
                                           ------------ -------- ------------- -------------
    Total.............................          48        6,807    281,594         31,929
ASSISTED LIVING FACILITIES:
   Alabama............................           2          149  $  10,498       $    951
   Arizona............................           4          463     15,765          1,427
   California.........................           6          351     22,157          2,469
   Colorado...........................           1           50      3,890            404
   Connecticut........................           2          161     20,675          2,206
   Florida............................          20        1,116     83,593          9,327
   Georgia............................           4          361     37,396          3,573
   Indiana............................           9          460     36,243          4,139
   Illinois...........................           2          321     10,425            165
   Louisiana..........................           2          209     16,360          1,786
   Maryland...........................           4          340     20,739          2,111
   Massachusetts......................           1          130     10,851          1,210
   Minnesota..........................           1           78      6,537            724
   Montana............................           2          104      8,055            902
   Nevada.............................           3          298     26,155          2,952
   New Jersey.........................           2          400     20,517          2,410
   New Mexico.........................           2          158      7,712            890
   New York...........................           6          775     61,746          6,306
   North Carolina.....................          18          988     87,690          9,083
   Ohio...............................          10          819     55,659          6,522
   Oklahoma...........................          17          586     25,349          3,107
   Oregon.............................           2           70      9,673          1,102
   Pennsylvania.......................          10          708     59,183          7,087
   South Carolina.....................           5          232     18,259          2,117
   Tennessee..........................           4          204     14,443          1,654
   Texas..............................          39        2,458    156,640         17,512
   Utah...............................           1           57      5,903            623
   Virginia...........................           2          146      6,740            793
   Washington.........................           1           46      6,781            747
                                           ------------ -------- ------------- -------------
    Total.............................         182       12,238    865,634         94,299
SPECIALTY CARE FACILITIES:
   Arkansas...........................           1          117  $  28,855       $  3,393
   California.........................           2          398     31,621          3,872
   Minnesota..........................           1            0        246             31
   Texas..............................           1           70     13,507          1,436
   Washington D.C.....................           1          110      9,578          1,189
                                           ------------ -------- ------------- -------------
    Total.............................           6          695     83,807          9,921
BEHAVIORAL CARE FACILITIES:
   Florida............................           2          294  $   9,188       $    965
                                           ------------ -------- ------------- -------------
    TOTAL ALL FACILITIES:.............         238       20,479  $1,240,223      $137,132
                                               ===       ======  ==========      ========

--------------------------
(1) Investments include real estate investments and credit enhancements which amounted to $1,227,798,000 and $12,425,000, respectively.

(2) Reflects contract rate of annual base rent or interest recognized or to be recognized upon completion of construction.

ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the periods indicated, the high and low prices of the Company's Common Stock on the New York Stock Exchange, as reported on the Composite Tape and dividends paid per share. There were 5,240 shareholders of record as of December 31, 1999.


                                                                        SALES PRICE
                                                                      ---------------             DIVIDENDS
                                                                   HIGH            LOW              PAID
                                                                   ----            ---              ----
    1999
       First Quarter.......................................     $ 26.6250      $ 21.1875           $  .560
       Second Quarter......................................       25.6250        20.7500              .565
       Third Quarter.......................................       23.8750        19.3125              .570
       Fourth Quarter......................................       20.0000        14.6875              .575

    1998

       First Quarter.......................................      $29.2500       $ 26.625           $  .540
       Second Quarter......................................       28.4375         25.375              .545
       Third Quarter ......................................       27.5000         22.375              .550
       Fourth Quarter......................................       26.6250         20.000              .555

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 1999, are derived from the audited consolidated financial statements of the Company.


                                                                                YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------
                                                                           (In thousands, except per share data)

                                                                   1999         1998        1997       1996       1995
                                                                   ----         ----        ----       ----       ----
OPERATING DATA
Revenues..................................................     $129,307      $97,992     $73,308    $54,402     $44,596
Expenses:
  Interest expense........................................       26,916       18,030      15,365     14,635      12,752
  Provision for depreciation..............................       17,885       10,254       5,287      2,427       1,580
  General and administrative
    and other expenses (1)................................        8,868        7,399       6,178      6,664      10,835
  Settlement of management
    contract
(2).......................................................                                                        5,794
                                                              ---------      -------     -------    -------     -------
Total expenses............................................       53,669       35,683      26,830     23,726      30,961
                                                              ---------      -------     -------    -------     -------
Net income................................................       75,638       62,309      46,478     30,676      13,635
Preferred stock dividends.................................       12,814        4,160
                                                              ---------      -------     -------    -------     -------
Net income available  to common shareholders..............    $  62,824      $58,149     $46,478    $30,676     $13,635
                                                              =========      =======     =======    =======     =======

OTHER DATA
Average number of common shares outstanding (3):
     Basic................................................       28,128       25,579      21,594     14,093      11,710
     Diluted..............................................       28,384       25,954      21,929     14,150      11,728
Cash available for distribution (4).......................    $  76,880     $ 68,490     $56,856    $36,705     $27,938

PER SHARE
Net income available to common shareholders:
     Basic................................................        $2.23        $2.27       $2.15      $2.18       $1.16
     Diluted..............................................         2.21         2.24        2.12       2.17        1.16
Cash distributions per common share.......................         2.27         2.19        2.11       2.08       2.075


                                                                                           DECEMBER 31,
                                                                -------------------------------------------------------
                                                                                          (In thousands)

                                                                 1999         1998        1997       1996        1995
                                                                 ----         ----        ----       ----        ----

BALANCE SHEET DATA
Real estate investments, net..............................   $1,222,211   $1,027,706    $713,557   $512,894    $351,924
Total assets..............................................    1,271,171    1,073,424     734,327    519,831     358,092
Total debt................................................      538,842      418,979     249,070    184,395     162,760
Total liabilities.........................................      564,175      439,665     264,403    194,295     170,494
Total shareholders' equity................................      706,996      633,759     469,924    325,536     187,598


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

(3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page 23.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company's net real estate investments totaled approximately $1,222,211,000, which included 182 assisted living facilities, 48 nursing facilities, six specialty care facilities and two behavioral care facilities. Depending upon the availability and cost of external capital, the Company anticipates making additional investments in health care related facilities. New investments are funded from temporary borrowings under the Company's line of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the line of credit arrangements, is expected to be provided through a combination of private and public offerings of debt and equity securities, and the assumption of secured debt. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

During 1999, the underperformance of publicly owned nursing home and assisted living companies, combined with the much publicized shift in equity funds flow from income-oriented investments to high-growth opportunities, impaired the stock valuations of all health care REITs. The availability of external capital is limited and expensive, constraining new investment activity and earnings growth. The Company believes the restrictive capital environment will continue until the prospects for the long-term care industry improve.

In October 1999, the Company announced a $200 million asset divestiture program, which is proceeding as planned. The Company believes the limited asset sales will strengthen the Company's portfolio and generate liquidity, enhancing the Company's balance sheet. This strategy should position the Company for new investment and growth opportunities in the future.

During 1999, the Company invested $81,008,000 in real property, provided permanent mortgage financings of $17,565,000, made construction advances of $169,085,000, funded $7,462,000 of equity related investments and had net advances on working capital loans of $9,440,000. During 1999, the Company received principal payments on real estate mortgages of $4,515,000, proceeds of $38,216,000 from the prepayment of mortgage loans, and proceeds of $18,112,000 derived from property sales. As of December 31, 1999, the Company had approximately $53,356,000 in unfunded commitments.

During 1999, 43 of the above-mentioned construction projects completed the construction phase of the Company's investment process and were converted to permanent real property investments, with an aggregate investment of $226,695,000, and twelve construction loans converted to permanent mortgage loans with an aggregate investment balance of $67,553,000.

As of December 31, 1999, the Company had shareholders' equity of $706,996,000 and a total outstanding debt balance of $538,842,000, which represents a debt to equity ratio of 0.76 to 1.0.

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

In February 1999, the Company entered into a $75,000,000 Secured Credit Facility. The Credit Facility bears interest at the lender's prime rate or LIBOR plus 2.0%, with a floor of 7.0%. At December 31, 1999, $60,000,000 was advanced under this Credit Agreement.

In March 1999, the Company completed the sale of $50 million of 8.17% Senior Unsecured Notes due March 15, 2006.

As of December 31, 1999, the Company had an unsecured revolving line of credit expiring March 31, 2001 in the amount of $175,000,000 bearing interest at the lender's prime rate or LIBOR plus 1.0%. In addition, the Company had an unsecured revolving line of credit in the amount of $20,000,000 bearing interest at the lender's prime rate expiring April 30, 2000. At December 31, 1999, under the Company's line of credit arrangements, available funding totaled $17,500,000.

As of December 31, 1999, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $380,319,000 of securities including debt, convertible debt, common and preferred stock. Depending upon market conditions, the Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

RESULTS OF OPERATIONS DECEMBER 31, 1999 VS. DECEMBER 31, 1998

Revenues for the year ended December 31, 1999, were $129,307,000 compared to $97,992,000 for the year ended December 31, 1998, an increase of $31,315,000 or 32%. Revenue growth resulted primarily from increased operating rent income of $30,747,000, from additional real estate investments made during the past twelve to fifteen months.

Expenses for the year ended December 31, 1999, totaled $53,669,000, an increase of $17,986,000 from expenses of $35,683,000 for the year ended December 31, 1998. The increase in total expenses for the year ended December 31, 1999 was primarily related to an increase in interest expense, additional expense associated with the provision for depreciation, and an increase in general and administrative expenses.

Interest expense for the year ended December 31, 1999, was $26,916,000 compared with $18,030,000 for the year ended December 31, 1998. The increase in interest expense during 1999 was primarily due to the issuance in March 1999 of the Senior Unsecured Notes Due 2006, the addition of $60,000,000 borrowed under the Secured Credit Facility and higher average borrowings under the unsecured lines of credit during 1999, which were offset by the amount of capitalized interest recorded in 1999.

The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. The Company's interest expense is reduced by the amount capitalized. Capitalized interest for the year ended December 31, 1999, totaled $8,578,000, as compared with $7,740,000 for the same period in 1998.

The provision for depreciation for the year ended December 31, 1999, totaled $17,885,000, an increase of $7,631,000 over the year ended 1998 as a result of additional real property investments.

General and administrative expense for the year ended December 31, 1999, totaled $7,359,000 as compared with $6,114,000 for the year ended December 31, 1998. The expenses for the year ended December 31, 1999, were 5.69% of revenues as compared with 6.24% for the year ended December 31, 1998.

Dividend payments associated with the Company's outstanding preferred stock for the year ended December 31, 1999, totaled $12,814,000 as compared with $4,160,000 for 1998.

As a result of the various factors mentioned above, net income available for common shareholders for the year ended December 31, 1999, was $62,824,000, or $2.21 per share, as compared with $58,149,000, or $2.24 per share for the year ended December 31, 1998.

RESULTS OF OPERATIONS DECEMBER 31, 1998 VS. DECEMBER 31, 1997

Revenues for the year ended December 31, 1998, were $97,992,000 compared to $73,308,000 for the year ended December 31, 1997, an increase of $24,684,000 or 34%. Revenue growth resulted primarily from increased operating rent income of $19,775,000, interest income of $1,516,000, and loan and commitment fees of $2,245,000 from additional real estate investments made during the past twelve to fifteen months.

Expenses for the year ended December 31, 1998, totaled $35,683,000, an increase of $8,853,000 from expenses of $26,830,000 for the year ended December 31, 1997. The increase in total expenses for the year ended December 31, 1998, was primarily related to an increase in interest expense, additional expense associated with the provision for depreciation, and an increase in general and administrative expenses.

Interest expense for the year ended December 31, 1998, was $18,030,000 compared with $15,365,000 for the year ended December 31, 1997. The increase in interest expense during 1998 was primarily due to the issuance in March 1998 of the Senior Unsecured Notes due 2008, which was offset by the amount of capitalized interest recorded in 1998.

The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. The Company's interest expense is reduced by the amount capitalized. Capitalized interest for the year ended December 31, 1998, totaled $7,740,000, as compared with $2,306,000 for the same period in 1997.

The provision for depreciation for the year ended December 31, 1998, totaled $10,254,000, an increase of $4,967,000 over the year ended 1997 as a result of additional operating lease investments.

General and administrative expense for the year ended December 31, 1998, totaled $6,114,000 as compared with $4,858,000 for the year ended December 31, 1997. The expenses for the year ended December 31, 1998, were 6.24% of revenues as compared with 6.63% for the year ended December 31, 1997.

Dividend payments associated with the Company's outstanding preferred stock for the year ended December 31, 1998, totaled $4,160,000. There were no such dividend payments in 1997.

As a result of the various factors mentioned above, net income available for common shareholders for the year ended December 31, 1998, was $58,149,000, or $2.24 per share, as compared with $46,478,000, or $2.12 per share for the year ended December 31, 1997.

IMPACT OF INFLATION

During the past three years, inflation has not significantly affected the earnings of the Company because of the moderate inflation rate. Additionally, earnings of the Company are primarily long-term investments with fixed interest rates. These investments are mainly financed with a combination of equity, senior notes and borrowings under the revolving lines of credit. During inflationary periods, which generally are accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. Presuming the current inflation rate remains moderate and long-term interest rates do not increase significantly, the Company believes that inflation will not impact the availability of equity and debt financing.

YEAR 2000 COMPLIANCE

The Year 2000 compliance issue concerns the inability of certain systems and devices to properly use or store dates beyond December 31, 1999. This could have resulted in system failures, malfunctions, or miscalculations that would have disrupted normal operations. The Company did not experience any Year 2000 related problems. In addition, the Company's outside vendors and tenant/borrowers did not encounter any significant problems related to Year 2000 issues.

The Company's expenditures for remedies were not material.

The Company does not anticipate any future risk due to the Year 2000, but will continue to monitor all computer software and hardware throughout the next year.

OTHER INFORMATION

This document and supporting schedules may contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in the future to differ materially from expected results. These risks and uncertainties include, among others, competition in the financing of health care facilities, the availability and cost of capital, the ability of the Company's lessees and borrowers to make payments under their leases and loans, and regulatory and other changes in the health care sector, as described in the Company's filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including the potential loss arising from adverse changes in interest rates. The Company seeks to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings to the extent possible.

The market value of the Company's long-term fixed rate borrowings is subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of the Company's senior unsecured notes were $258 million and $239 million at December 31, 1999 and 1998, respectively. A 1% increase in interest rates would result in a decrease in fair value of the Company's senior unsecured notes by approximately $11 million at both December 31, 1999 and 1998.

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

At December 31, 1999, the Company's variable interest rate debt exceeded its variable interest rate assets, presenting an exposure to rising interest rates. The Company may or may not elect to use financial derivative instruments to hedge variable interest rate exposure. Such decisions are principally based on the Company's policy to match its variable rate investments with comparable borrowings, but is also based on the general trend in interest rates at the applicable dates and the Company's perception of future volatility of interest rates.

     Potential Risks from Bankruptcies

The Company is exposed to the risk that its operators may not be able to meet the rent and interest payments due the Company, which may result in an operator bankruptcy or insolvency. Although the Company's operating lease agreements and loans provide the Company the right to terminate an investment, evict an operator, demand immediate repayment, and other remedies, the Bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to restrict the Company's ability to collect unpaid rent or interest, and collect interest during the bankruptcy proceeding.

The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator licensed to manage the facility. In addition, the Company may be required to fund certain expenses (i.e. real estate taxes and maintenance) to retain control of a property. In some instances the Company may take possession of a property, which may expose the Company to successor liabilities. Should such events occur, the Company's revenue and operating cash flow may be adversely affected.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Directors
Health Care REIT, Inc.

We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                       ERNST & YOUNG LLP


January 21, 2000
Toledo, Ohio

                             HEALTH CARE REIT, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                        DECEMBER 31
                                                                                 1999                   1998
                                                                       ------------------------------------------
                                                                                      (IN THOUSANDS)
ASSETS
Real estate investments:
     Real property owned
     Land                                                              $          73,234       $          44,722
     Buildings & improvements                                                    730,337                 443,574
     Construction in progress                                                     58,954                 151,317
                                                                       ------------------      ------------------
                                                                                 862,525                 639,613
     Less accumulated depreciation                                               (35,746)                (19,624)
                                                                       ------------------      ------------------
         Total real property owned                                               826,779                 619,989

     Loans receivable                                                            401,019                 412,704
                                                                       ------------------      ------------------
                                                                               1,227,798               1,032,693
     Less allowance for loan losses                                               (5,587)                 (4,987)
                                                                       ------------------      ------------------
         Net real estate investments                                           1,222,211               1,027,706

Other Assets:
     Direct investments                                                           25,361                  26,180
     Marketable securities                                                           863                   4,106
     Deferred loan expenses                                                        3,311                   2,389
     Cash and cash equivalents                                                     2,129                   1,269
     Receivables and other assets                                                 17,296                  11,774
                                                                       ------------------      ------------------
                                                                                  48,960                  45,718
                                                                       ------------------      ------------------
Total assets                                                           $       1,271,171       $       1,073,424
                                                                       ==================      ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit arrangements                      $         177,500       $         171,550
     Senior unsecured notes                                                      290,000                 240,000
     Secured debt                                                                 71,342                   7,429
     Accrued expenses and other liabilities                                       25,333                  20,686
                                                                       ------------------      -----------------
Total liabilities                                                                564,175                 439,665

Shareholders' equity:
     Preferred Stock, $1.00 par value:
         Authorized - 10,000,000 shares
         Issued and outstanding - 6,000,000 in 1999
           and 3,000,000 in 1998
           at liquidation preference                                             150,000                  75,000
     Common Stock, $1.00 par value:
         Authorized - 75,000,000 shares
         Issued and outstanding - 28,532,419
              shares in 1999 and 28,240,165
              shares in 1998                                                      28,532                  28,240
     Capital in excess of par value                                              524,204                 520,692
     Undistributed net income                                                      8,883                  10,434
     Accumulated other
         comprehensive income                                                        593                   3,982
     Unamortized restricted stock                                                 (5,216)                 (4,589)
                                                                       ------------------      ------------------
Total shareholders' equity                                                       706,996                 633,759
                                                                       ------------------      ------------------


Total liabilities and shareholders' equity                             $       1,271,171       $       1,073,424
                                                                       ==================      ==================






See accompanying notes

                             HEALTH CARE REIT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                         YEAR ENDED DECEMBER 31
                                                           1999                  1998                  1997
                                                     --------------        ---------------       ---------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
     Rental income                                   $       72,700        $        41,953       $        22,178
     Interest income                                         48,076                 48,488                47,237
     Commitment fees and other income                         6,263                  5,914                 3,364
     Prepayment fees                                          1,565                    588                   529
                                                     --------------        ---------------       ---------------
                                                            128,604                 96,943                73,308

Expenses:
     Interest expense                                        26,916                 18,030                15,365
     Provision for depreciation                              17,885                 10,254                 5,287
     General and administrative                               7,359                  6,114                 4,858
     Loan expense                                               909                    685                   720
     Provision for loan losses                                  600                    600                   600
                                                     --------------        ---------------       ---------------
                                                             53,669                 35,683                26,830
                                                     --------------        ---------------       ---------------

Income before gain on sale of properties                     74,935                 61,260                46,478

Gains on sale of properties                                     703                  1,049
                                                     --------------        ---------------       ---------------

Net Income                                                   75,638                 62,309                46,478

Preferred stock dividends                                    12,814                  4,160
                                                     --------------        ---------------       ---------------

Net income available to
     common shareholders                             $       62,824        $        58,149       $        46,478
                                                     ==============        ===============       ===============


Average number of common shares outstanding:
     Basic                                                   28,128                 25,579                21,594
     Diluted                                                 28,384                 25,954                21,929

Net income available to common shareholders
  per share:
     Basic                                           $         2.23        $          2.27       $          2.15
     Diluted                                         $         2.21        $          2.24       $          2.12


See accompanying notes

                             HEALTH CARE REIT, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                             ACCUMULATED
                                                               CAPITAL IN                       OTHER       UNAMORTIZED
                                         PREFERRED    COMMON    EXCESS OF   UNDISTRIBUTED   COMPREHENSIVE    RESTRICTED
                                           STOCK      STOCK     PAR VALUE    NET INCOME        INCOME          STOCK         TOTAL
                                         ---------   -------   -----------  -------------   -------------    -----------   ---------
                                                             (In thousands, except per share data)
Balances at January 1, 1997               $          $18,320    $298,281      $  8,167           $ 768         $           325,536
Comprehensive income:
  Net income                                                                    46,478                                      46,478
  Other comprehensive income:
  Unrealized gain on marketable                                                                  3,903                       3,903
    securities                                                                                                             --------
Total comprehensive income                                                                                                  50,381
                                                                                                                           --------
Proceeds from issuance of common stock
  from dividend reinvestment and stock
  incentive plans                                        455      10,179                                         (3,789)     6,845
Amortization of restricted stock grants                                                                             257        257
Proceeds from sale of common stock,
  net of expenses of $7,477                            5,566     127,143                                                   132,709
Cash dividends on common stock
  --$2.11 per share                                                            (45,804)                                    (45,804)
                                         ---------  --------    ---------     ---------          ------          -------   --------
Balances at December 31, 1997                         24,341     435,603         8,841           4,671           (3,532)   469,924

Comprehensive income:                                                           62,309                                      62,309
  Net income
  Other comprehensive income:
  Unrealized loss on marketable                                                                   (565)                       (565)
  securities

  Foreign currency translation adjustment                                                         (124)                       (124)
                                                                                                                           --------
Total comprehensive income                                                                                                  61,620
                                                                                                                           --------
Proceeds from issuance of common stock
  from dividend reinvestment and stock
  incentive plans                                        440       9,986                                         (1,658)     8,768
Amortization of restricted stock grants                                                                             601        601
Proceeds from sale of common stock,
  net of expenses of $4,599                            3,459      77,893                                                    81,352
Net proceeds from sale of preferred stock   75,000                (2,790)                                                   72,210
Cash dividends:
  Common stock -- $2.19 per share                                              (56,556)                                    (56,556)
  Preferred stock -- $1.39 per share                                            (4,160)                                     (4,160)
                                          --------   -------    ---------     ---------          ------          -------   --------
Balances at December 31, 1998               75,000    28,240     520,692        10,434           3,982           (4,589)   633,759

Comprehensive income:
  Net income                                                                    75,638                                      75,638
  Other comprehensive income:
  Unrealized loss on marketable                                                                 (3,243)                     (3,243)
    securities
  Foreign currency translation adjustment                                                         (146)                       (146)
                                                                                                                           --------
Total comprehensive income                                                                                                  72,249
                                                                                                                           --------
Proceeds from issuance of common stock
  from dividend reinvestment and stock
  incentive plans                                        292       5,967                                         (1,707)     4,552
Amortization of restricted stock grants                                                                           1,080      1,080
Net proceeds from sale of preferred stock   75,000                (2,455)                                                   72,545
Cash dividends:
  Common stock -- $2.27 per share                                              (64,375)                                    (64,375)
  Preferred stock, Series B--$2.22 per                                          (6,656)                                     (6,656)
  share

  Preferred stock, Series C--$2.19
  per share                                                                     (6,158)                                     (6,158)
                                          --------   -------    ---------     ---------          ------          --------  --------


BALANCES AT DECEMBER 31, 1999             $150,000   $28,532    $524,204      $  8,883           $ 593           $(5,216)  $706,996
                                          ========   =======    =========     =========          ======          ========  ========

See accompanying notes

                             HEALTH CARE REIT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     YEAR ENDED DECEMBER 31
                                                           1999               1998               1997
                                                     ------------------ ------------------ -----------------
                                                                         (IN THOUSANDS)

OPERATING ACTIVITIES
   Net income                                            $    75,638        $   62,309        $   46,478
   Adjustments to reconcile net income to
       net cash provided from operating
       activities:
           Provision for depreciation                         18,106            10,348             5,361
           Amortization                                        1,998             1,306               980
           Provision for losses                                  600               600               600
           Loan and commitment fees earned
                less than (greater than) cash                   (399)            1,222             4,642
                received
           Direct financing lease income less
                than cash received                                65               292               372
           Rental income in excess of
                cash received                                 (6,692)           (3,047)           (1,548)
           Interest income less than (greater
                than) cash received                              378              (380)              (29)
           Increase in accrued expenses and
                other liabilities                              5,045             4,133               790
           Decrease (increase) in receivables and
                other assets                                   1,394            (1,037)           (1,638)
                                                         -----------        -----------       -----------
Net cash provided from operating activities                   96,133            75,746            56,008

INVESTING ACTIVITIES
   Investment in real property                              (215,491)         (270,015)         (135,835)
   Investment in loans receivable                            (56,089)         (105,282)         (123,376)
   Other investments, net of payments                         (2,024)          (20,965)           (4,964)
   Principal collected on loans                               42,731            38,629            49,750
   Proceeds from sale of properties                           18,112            11,378             2,569
   Other                                                        (444)             (328)             (213)
                                                         ------------       -----------       -----------
Net cash used in investing activities                       (213,205)         (346,583)         (212,069)

FINANCING ACTIVITIES
   Net increase (decrease) under line of
       credit arrangements                                     5,950            93,150           (13,725)
   Borrowings under senior notes                              50,000           100,000            80,000
   Proceeds from issuance of Secured Debt                     64,000
   Principal payments on other long-term
       obligations                                               (87)          (23,241)           (1,600)
   Net proceeds from the issuance of Common Stock              4,552            90,120           139,554
   Net proceeds from the issuance of Preferred                72,545            72,210
        Stock
   Increase in deferred loan expense                          (1,839)             (798)           (1,564)
   Cash distributions to shareholders                        (77,189)          (60,716)          (45,804)
                                                         ------------       -----------       -----------
Net cash provided from financing activities                  117,932           270,725           156,861
                                                         ------------       -----------       ----------
Increase (decrease) in cash and cash equivalents                 860              (112)              800
Cash and cash equivalents at beginning of year                 1,269             1,381               581
                                                         ------------       -----------       ----------
Cash and cash equivalents at end of year                 $     2,129        $    1,269        $    1,381
                                                         ============       ===========       ==========

Supplemental Cash Flow Information-interest paid         $    32,826        $   23,714        $   16,444
                                                         ============       ===========       ==========



See accompanying notes

                             Health Care REIT, Inc.
                   Notes to Consolidated Financial Statements

1.      ACCOUNTING POLICIES AND RELATED MATTERS

INDUSTRY

The Company is a self-administered real estate investment trust that invests primarily in long-term care facilities, which include nursing homes and assisted living facilities. The Company also invests in specialty care facilities.

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

LOANS RECEIVABLE

Loans receivable consist of long-term mortgage loans, construction-period loans maturing in two years or less, and working capital loans. Interest income on loans is recognized as earned based upon the principal amount outstanding. The loans are primarily collateralized by a first mortgage on or assignment of partnership interest in the related facilities which consist of nursing homes, assisted living facilities, behavioral care facilities, and specialty care hospitals.

REAL PROPERTY INVESTMENTS

Certain properties owned by the Company are leased under operating leases and are recorded at cost. These properties are depreciated on a straight-line basis over their estimated useful lives. The carrying value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that the depreciable life may need to be changed. The Company considers external factors relating to each asset. If these external factors and the projected undiscounted cash flows of the asset over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value. As of December 31, 1999, the Company does not believe there is any indication that the carrying value or the amortization period of its assets needs to be adjusted. The leases generally extend for a minimum ten-year period and provide for payment of all taxes, insurance and maintenance by the lessees. In general, operating lease income includes base rent payments plus fixed annual rent increases, which are recognized on a straight-line basis over the minimum lease period. This income is greater than the amount of cash received during the first half of the lease term.

CAPITALIZATION OF CONSTRUCTION PERIOD INTEREST

The Company capitalizes interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing.

The Company capitalized interest costs of $8,578,000, $7,740,000 and $2,306,000 during 1999, 1998 and 1997, respectively, related to construction of real property owned by the Company. The Company's interest expense reflected in the statement of income has been reduced by the amounts capitalized.

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

DIRECT INVESTMENTS

Management determines the appropriate classification of a direct investment at the time of acquisition and reevaluates such designation as of each balance sheet date. Debt securities which are classified as held to maturity are stated at historical cost. Equity investments are stated at historical cost. Direct investments included the preferred stock of one private corporation, subordinated debt in six private corporations, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe.

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

FEDERAL INCOME TAX

No provision has been made for federal income taxes since the Company has elected to be treated as a real estate investment trust under the applicable provisions of the Internal Revenue Code, and the Company believes that it has met the requirements for qualification as such for each taxable year. See Note 10.

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

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes guidelines for the reporting and display of comprehensive income and its components. Comprehensive income includes unrealized gains or losses on the Company's marketable securities and foreign currency translation adjustments. These items are included as a component of shareholders' equity.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", which is effective January 1, 2001. Under the Statement, all financial instruments meeting the definition of a derivative will be carried at fair value. The impact that this statement will have on the Company has not been determined. The Company currently has no derivative instruments nor has engaged in any hedging activities.

2.   LOANS RECEIVABLE

The following is a summary of loans receivable (in thousands):


                                                              DECEMBER 31
                                                     1999                    1998
                                              -----------------------------------------
Mortgage loans                                $          349,514     $          362,715
Mortgage loans to related parties                         24,876                      0
Construction loans                                         9,908                 42,708
Working capital                                           13,458                  5,532
Working capital loans to related parties                   3,263                  1,749
                                              ------------------     ------------------
                             TOTALS           $          401,019     $          412,704
                                              ==================     ==================


Mortgage loans include $6,741,000 of direct financing leases in 1998. Loans to related parties (various entities whose ownership includes two Company directors) included above are at rates comparable to other third party borrowers equal to or greater than the Company's net interest cost on borrowings to support such loans. The amount of interest income and loan and commitment fees from related parties amounted to $3,639,000, $1,236,000 and $980,000 for 1999, 1998 and 1997, respectively.

The following is a summary of mortgage loans at December 31, 1999 (in thousands):


   FINAL        NUMBER                                                           PRINCIPAL
  PAYMENT         OF                                                             AMOUNT AT              CARRYING
    DUE          LOANS                PAYMENT TERMS                              INCEPTION               AMOUNT
  -------       ------                -------------                              ---------              --------
   2001            3          Monthly payments from $21,460                     $   11,684             $   9,434
                              to $58,932, including interest from
                              10.50% to 12.00%

   2002           12          Monthly payments from $18,360                         52,130                51,987
                              to $47,342, including interest
                              at 9.00%

   2006            1          Monthly payment at $96,412,                           12,204                12,204
                              including interest at 9.48%

   2007            2          Monthly payments from $28,403 to                      14,698                10,421
                              $73,860, including interest from
                              10.70% to 13.20%

   2008            1          Monthly payment at $88,967,                            7,400                 7,228
                              including interest at 14.04%

   2009            1          Monthly payment at $70,577,                            7,072                 6,917
                              including interest at 11.26%

   2010            2          Monthly payments from $41,253 to                      18,025                17,695
                              $133,235, including interest from
                              10.85% to 11.19%


   FINAL        NUMBER                                                           PRINCIPAL
  PAYMENT         OF                                                             AMOUNT AT              CARRYING
    DUE          LOANS                PAYMENT TERMS                              INCEPTION               AMOUNT
  -------       ------                -------------                              ---------              --------
   2011            6          Monthly payments from $18,921 to                  $   20,797            $   20,588
                              $38,663, including interest from
                              9.48% to 11.90%

   2012            3          Monthly payments from $42,607 to                     38,668                38,492
                              $305,007, including interest from
                              9.70% to 11.98%

   2013            1          Monthly payment at $45,173,                           5,537                 5,537
                              including interest at 9.79%

   2015            3          Monthly payments from $53,679 to                     26,360                25,461
                              $122,053, including interest from
                              11.18% to 12.82%

   2016            3          Monthly payments from $44,413 to                     25,346                24,962
                              $119,094, including interest from
                              10.41% to 11.60%

   2017            9          Monthly payments from $26,649 to                     75,886                74,733
                              $233,818, including interest from
                              9.74% to 12.48%

   2018            7          Monthly payments from $24,892 to                     48,657                48,022
                              $187,727, including interest from
                              9.38% to 10.43%

   2019            5          Monthly payments from $22,500 to                     20,735                20,709
                              $47,513, including interest from
                              10.00% to 10.39%

                                                                 TOTALS         $ 385,199             $ 374,390
                                                                                =========             =========

3.   REAL ESTATE INVESTMENTS

The following table summarizes certain information about the Company's real estate properties as of December 31, 1999 (in thousands):

                                         Number of                   Building &         Total        Accumulated
                                         Facilities      Land       Improvements     Investment     Depreciation
                                        ------------  ----------- ----------------- -------------- ----------------
NURSING HOMES:
Arizona                                        1       $     180    $        3,988    $     4,168        $     207
California                                     2           2,640             5,212          7,852              274
Colorado                                       1             370             6,051          6,421              307
Florida                                        6           3,462            41,258         44,720            1,727
Idaho                                          3           2,010            20,662         22,672              970
Illinois                                       2           1,010            11,446         12,456              268
Kentucky                                       1             130             4,870          5,000              756
Massachusetts                                  7           3,548            34,051         37,599            3,224
Ohio                                           2             786             8,778          9,564              876
Oklahoma                                       1             470             5,673          6,143              215
Oregon                                         1             300             5,316          5,616              260
Pennsylvania                                   3             669            17,567         18,236            1,866
Texas                                          1             663            12,588         13,251            2,359
Construction in Progress                                                     7,576          7,576
----------------------------------      -------------  -----------  -----------------  -------------  --------------

                                              31          16,238           185,036        201,274           13,309
----------------------------------      -------------  -----------  -----------------  -------------  --------------
ASSISTED LIVING FACILITIES:
Arizona                                        2             560             6,467          7,027              125
California                                     1             980             6,195          7,175              159
Connecticut                                    2           1,230            19,053         20,283              445
Florida                                       19           8,431            71,847         80,278            3,190
Georgia                                        2           3,166            24,542         27,708              225
Indiana                                        9           1,951            34,874         36,825              583
Maryland                                       1           1,320            13,641         14,961              276
Massachusetts                                  1             810            10,500         11,310              459
Minnesota                                      1             322             6,345          6,667              130
Montana                                        1             360             3,282          3,642              109
Nevada                                         2           1,706            21,769         23,475              435
New Jersey                                     1           3,297            14,233         17,530            1,124
New Mexico                                     1             233             5,355          5,588              323
New York                                       1             400            10,528         10,928              616
North Carolina                                 9           7,708            53,667         61,375            1,661
Ohio                                           8           4,103            40,364         44,467            1,822
Oklahoma                                      15           1,703            21,408         23,111            2,239
Oregon                                         2           1,077             8,756          9,833              160
Pennsylvania                                  10           5,889            55,479         61,368            2,872
South Carolina                                 4           1,372            13,315         14,687              193
Tennessee                                      4           1,521            12,461         13,982              168
Texas                                         25           7,457            93,320        100,777            5,028
Washington                                     1           1,400             5,476          6,876               95
Construction in Progress                                                    51,378         51,378
----------------------------------      -------------  -----------  -----------------  -------------   --------------

                                             122          56,996           604,255        661,251           22,437
----------------------------------      -------------  -----------  -----------------  -------------   --------------

TOTAL REAL ESTATE                            153       $  73,234    $      789,291     $  862,525        $  35,746
----------------------------------      -------------  -----------  -----------------  -------------   --------------

At December 31, 1999, future minimum lease payments receivable under operating leases are as follows (in thousands):

                 2000                   $      76,866
                 2001                          83,167
                 2002                          84,916
                 2003                          85,829
                 2004                          86,714
                 Thereafter                   506,662
                                        -------------

                 TOTAL                  $     924,154
                                        =============


The Company converted $16,309,000, $73,430,000, and $13,103,000, of mortgage loans into operating lease properties in 1999, 1998 and 1997, respectively. This noncash activity is appropriately not reflected in the accompanying statements of cash flows.

The Company has leased one nursing home and five assisted living facilities to an operator that has a director who is also a director of the Company and the Company is constructing two assisted living facilities that will be leased to this operator upon completion. The Company recognized $1,266,000 of rental income from this operator in 1999. The Company did not recognize rental income from this operator in 1998 or 1997. In 1999, a director of the Company was appointed as a director of an operator which leases seven facilities from the Company. The Company recognized $1,546,000 of rental income from this operator in 1999.

4.   CONCENTRATION OF RISK

As of December 31, 1999, long-term care facilities, which include nursing homes and assisted living facilities, comprised 92% of the Company's real estate investments and were located in 34 states. Investments in assisted living facilities comprised 70% of the Company's real estate investments. The Company's investments with the three largest operators totaled approximately 29%. No single operator has a real estate investment balance which exceeds 14% of total real estate investments, including credit enhancements.

5.   ALLOWANCE FOR LOAN LOSSES

The following is a summary of the allowance for loan losses (in thousands):


                                                  1999                       1998                       1997
                                             ---------------            ----------------           ----------------
Balance at beginning of year                 $     4,987                $      4,387               $      9,787
Provision for loan losses                            600                         600                        600
Charge-offs                                                                                              (6,000)
                                             -------------              ------------               -------------

Balance at end of year                       $     5,587                $      4,987               $      4,387
                                             ============               ============               ============

During 1997, two loans with an aggregate balance of $12,073,000 and a specifically identified allowance of $6,000,000 were extinguished. The Company recognized payments of $6,073,000 and recorded a charge of $6,000,000 against the allowance for loan losses.

6.  BORROWINGS UNDER LINE OF CREDIT ARRANGEMENTS AND RELATED ITEMS

The Company has an unsecured credit arrangement with a consortium of ten banks providing for a revolving line of credit (revolving credit) in the amount of $175,000,000 which expires on March 31, 2001. The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months on either the agent bank's base rate of interest or 1.0% over LIBOR interest rate (based at the Company's option). The effective interest rate at December 31, 1999 was 7.05%. In addition, the Company pays a commitment fee ranging from an annual rate of 0.20% to 0.375% and an annual agent's fee of $50,000. Principal is due upon expiration of the agreement. The Company has another unsecured line of credit with a bank for a total of $20,000,000 which expires April 30, 2000. Borrowings under this line of credit are subject to interest at the bank's prime rate of interest (8.50% at December 31, 1999) and are due on demand.

The following information relates to aggregate borrowings under the line of credit arrangements (in thousands, except percentages):



                                                                         YEAR ENDED DECEMBER 31
                                                           1999                 1998                   1997
                                                    -----------------------------------------------------------
Balance outstanding at December 31                    $  177,500            $   171,550            $    78,400
Maximum amount outstanding at any
     month end                                           180,950                171,550                158,950
Average amount outstanding (total
     of daily principal balances
     divided by days in year)                            153,318                103,739                 78,826
Weighted average interest rate
     (actual interest expense divided
     by average borrowings outstanding)                    6.61%                  6.90%                  7.63%


7.   SENIOR NOTES AND OTHER LONG-TERM OBLIGATIONS

The Company has $290,000,000 of unsecured Senior Notes with interest ranging from 7.06% to 8.34% and maturing at various dates to 2008.

The Company has two mortgage notes payable, collateralized by two health care facilities with interest rates from 7.625% to 12% and maturing at various dates to 2034.

The Company has one secured note collateralized by one health care facility with interest at 2% over LIBOR (8.16% at December 31, 1999).

The Company has a $75,000,000 secured line of credit, collateralized by fourteen health care facilities, with interest at 2% over LIBOR (7.69% at December 31, 1999). The outstanding balance at December 31, 1999 was $60,000,000.

The carrying values of the health care properties securing the mortgages and secured debt totaled $154,224,000 at December 31, 1999.

At December 31, 1999, the annual principal payments on these long-term obligations are as follows (in thousands):

                                      SECURED LINE OF        SECURED
                      SENIOR NOTES         CREDIT             NOTE        MORTGAGES
                    --------------    ----------------       ---------    ---------
        2000            $  35,000            $       0        $      0     $      99
        2001               10,000                    0               0           109
        2002               20,000                    0               0           121
        2003               35,000                    0               0           133
        2004               40,000               60,000           4,000           186
        2005                    0                    0               0           549
        2006               50,000                    0               0            62
        2007                    0                    0               0            67
        2008              100,000                    0               0            72
  Thereafter                    0                    0               0         5,944
                        ---------            ---------        --------     ---------
       Total            $ 290,000            $  60,000        $  4,000     $   7,342
                        =========            =========        ========     =========


8.   STOCK INCENTIVE PLANS AND RETIREMENT ARRANGEMENTS

The Company's 1995 Stock Incentive Plan authorized up to 2,200,000 shares of Common Stock to be issued at the discretion of the Board of Directors. The 1995 Plan replaced the 1985 Incentive Stock Option Plan. The options granted under the 1985 Plan continue to vest through 2005 and expire ten years from the date of grant. Officers and key salaried employees of the Company are eligible to participate in the 1995 Plan. The 1995 Plan allows for the issuance of stock options, restricted stock grants and Dividend Equivalency Rights. In addition, during 1997, the Company adopted a Stock Plan for Non-Employee Directors which authorizes up to 240,000 shares to be issued.

The following summarizes the activity in the Plans for the years ended December 31 (shares in thousands):

                                              1999                          1998                          1997
                                              ----                          ----                          ----
                                                  AVERAGE                       AVERAGE                       AVERAGE
                                    SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                    ------     --------------     ------     --------------     ------     --------------
STOCK OPTIONS
-------------
Options at beginning of year        1,418          $22.06         1,126          $21.56           749          $19.51
Options granted                       410           20.17           362           23.00           475           24.44
Options exercised                      (6)          21.81           (63)          18.57           (84)          19.16
Options terminated                     (9)          23.90            (7)          24.90           (14)          23.61
                                  --------    -----------       --------    -----------       --------    -----------
                                    1,813          $21.62         1,418          $22.06         1,126          $21.56
                                  ========    ===========       ========    ===========       ========    ===========
At end of year:
Shares exercisable                    733          $21.17           466          $20.83           406          $20.79

Weighted average fair value
of options granted during the
year                                               $ 2.11                        $ 1.98                       $  1.97

The stock options generally vest over a five year period and expire ten years from the date of grant. Options at December 31, 1999, had exercise prices ranging from $17.875 to $27.375 per share and a weighted average contractual life of 4.7 years.

The Company issued 86,250, 74,100 and 157,000 restricted shares during 1999, 1998 and 1997, respectively, including 9,000, 2,250 and 2,000 shares for directors in 1999, 1998 and 1997, respectively. Vesting periods range from six months for directors to periods of five to ten years for officers and key salaried employees. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $1,080,000, $601,000 and $257,000 in 1999, 1998 and 1997, respectively.

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

Pro forma information has been determined as if the Company had accounted for its employee stock options and restricted shares under the fair value method. The pro forma disclosures are not likely to be representative of the effects on reported net income for future years because they do not take into consideration stock based incentives granted prior to 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions: risk-free interest rates from 5.10% to 7.60%, dividend yields of 8% to 9%, expected lives of seven years, and expected volatility of .18% to .23%. Had compensation cost for the stock based compensation plans been determined in accordance with FASB 123, net income would have been reduced by $621,000, $393,000, and $212,000 in 1999, 1998 and 1997,
respectively.

The Company has a 401-(k) Profit Sharing Plan covering all eligible employees. Under the Plan, eligible employees may make contributions, and the Company may make a profit sharing contribution. Company contributions to this Plan totaled $144,000, $120,000, and $110,000 in 1999, 1998 and 1997, respectively.

9.   PREFERRED STOCK

In January 1999, the Company announced the sale of 3,000,000 shares of Series C Cumulative Convertible Preferred Stock. These shares have a liquidation value of $25.00 per share and will pay dividends equivalent to the greater of (i) the annual dividend rate of $2.25 per share (a quarterly dividend rate of $0.5625 per share); or (ii) the quarterly dividend then payable per common share on an as converted basis. The preferred shares are convertible into common stock at a conversion price of $25.625 per share. The Company has the right to redeem the preferred shares after five years.

In May 1998, the Company sold 3,000,000 shares of 8.875% Series B Cumulative Redeemable Non-Voting Preferred Stock with a liquidation preference of $25.00 per share. Dividends are payable quarterly in arrears. On and after May 1, 2003, the Preferred Stock may be redeemed for cash at the option of the Company, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends thereon to the redemption date.

10.  DISTRIBUTIONS

To qualify as a real estate investment trust for federal income tax purposes, 95% of taxable income (not including capital gains) must be distributed to shareholders. Real estate investment trusts which do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The Company's excise tax expense was $0, $315,000 and $360,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Undistributed net income for federal income tax purposes amounted to $6,242,000 at December 31, 1999. The principal reasons for the difference between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes and the provision for losses for reporting purposes versus bad debt expense for tax purposes. Cash distributions paid to shareholders, for federal income tax purposes, are as follows:

                                                                YEAR ENDED DECEMBER 31
                                                       1999            1998              1997
                                                  -----------------------------------------------
      Per Share:
            Ordinary income                       $    2.217       $   2.142       $     2.085
            Capital gains                               .053            .048              .025
                                                     ----------       ---------       -----------
                          TOTALS                  $    2.270       $   2.190       $     2.110
                                                     ==========       =========       ===========


11.  COMMITMENTS AND CONTINGENCIES

At December 31, 1999, the Company had outstanding commitments to provide financing for facilities in the approximate amount of $53,356,000 for ongoing construction activity expected over the next twelve to fifteen months. The above commitments are generally on similar terms as existing financings of a like nature with rates of return to the Company based upon current market rates at the time of the commitment.

The Company has agreements to purchase two health care facilities, or the loans with respect thereto, in the event that the present owners default upon their obligations. In consideration for these agreements, the Company receives and recognizes fees annually related to these agreements. Although the terms of these agreements vary, the purchase prices are equal to the amount of the outstanding obligations financing the facility. These agreements expire through the year 2005. In addition, the Company has an outstanding letter of credit relating to one construction project. At December 31, 1999, obligations under these agreements for which the Company was contingently liable aggregated approximately $12,425,000.

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

13.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                     1999              1998              1997
                                                  ----------        ---------         ----------
Numerator for basic and diluted earnings
per share - income available to common
shareholders                                      $  62,824         $  58,149          $  46,478
                                                  =========         =========          =========

Denominator for basic earnings per
share - weighted average shares                      28,128            25,579             21,594

Effect of dilutive securities:
Employee stock options                                   15               174                182
Nonvested restricted shares                             241               201                153
                                                  ---------         ---------           --------

Dilutive potential common shares                        256               375                335
                                                  ---------         ---------           --------

Denominator for diluted earnings per
share - adjusted weighted average shares             28,384            25,954             21,929
                                                  =========         =========          =========

Basic earnings per share                          $    2.23         $    2.27          $    2.15
                                                  =========         =========          =========
Diluted earnings per share                        $    2.21         $    2.24          $    2.12
                                                  =========         =========          =========

The diluted earnings per share calculation excludes the dilutive effect of 1,813,000 and 179,000 shares for 1999 and 1998, respectively because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

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

Senior Unsecured Notes and Industrial Development Bonds--The fair value of the senior unsecured notes payable was estimated by discounting the future cash flow using the current borrowing rate available to the Company for similar debt.

Mortgage Notes Payable--Mortgage notes payable is a reasonable estimate of fair value.

Secured Debt--Same as Line of Credit Arrangements.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998, are as follows (in thousands):


                                                        DECEMBER 31, 1999                       DECEMBER 31, 1998
                                            --------------------------------------    ------------------------------------
                                                 CARRYING                                  CARRYING
                                                  AMOUNT             FAIR VALUE             AMOUNT            FAIR VALUE
                                            -----------------      ---------------    ----------------      --------------
Financial Assets:
     Mortgage loans                                $374,390             $381,082            $355,974            $375,252
     Working capital and
         construction loans                          26,629               26,629              49,989              49,989
     Cash and cash equivalents                        2,129                2,129               1,269               1,269
     Marketable securities                              863                  863               4,106               4,106
     Direct investments                              25,361               25,361              26,180              26,180
Financial Liabilities:
     Borrowings under line of
         credit arrangements                        177,500              177,500             171,550             171,550
     Senior unsecured notes                         290,000              257,679             240,000             239,396
     Secured debt                                    64,000               64,000
     Mortgage notes payable                           7,342                7,342               7,429               7,429


15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations of the Company for the years ended December 31, 1999 and 1998 (in thousands, except per share data):


                                                            YEAR ENDED DECEMBER 31, 1999
                                 1ST QUARTER          2ND QUARTER           3RD QUARTER           4TH QUARTER
                                 ------------------------------------------------------------------------------
Revenues                         $       28,164       $      32,469         $      34,160         $      33,811
Net Income Available to
       Common Shareholders               16,219              15,787                16,195                14,623
Net Income Available to
       Common Shareholders
       Basic                                .58                 .56                   .57                   .52
       Diluted                              .57                 .56                   .57                   .51



                                                            YEAR ENDED DECEMBER 31, 1998
                                 1ST QUARTER          2ND QUARTER           3RD QUARTER           4TH QUARTER
                                 ------------------------------------------------------------------------------
Revenues                         $       21,226       $      23,159         $      25,837         $      27,770
Net Income Available to
       Common Shareholders               13,409              13,907                14,365                16,468
Net Income Available to
       Common Shareholders
       Basic                                .55                 .55                   .57                   .60
       Diluted                              .54                 .54                   .56                   .60

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information under the heading "Election of Three Directors" and "Executive Officers of the Company" in the definitive proxy statement of the Company which will be filed with the Commission prior to May 4, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the heading "Remuneration" in the definitive proxy statement of the Company which will be filed with the Commission prior to May 4, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information under the heading "Security Ownership of Directors and Management" in the definitive proxy statement of the Company which will be filed with the Commission prior to May 4, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company which will be filed with the Commission prior to May 4, 2000.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


(a) 1. The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

          Report of Independent Auditors.......................................................................17
          Consolidated Balance Sheets - December 31, 1999 and 1998.............................................18
          Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997.....................19
          Consolidated Statements of Shareholders' Equity - Years ended
                December 31, 1999, 1998 and 1997...............................................................20
          Consolidated Statements of Cash Flows - Years ended
                December 31, 1999, 1998 and 1997...............................................................21
          Notes to Consolidated Financial Statements ..........................................................22

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

          4.2 Indenture dated as of April 17, 1997 by and between Health Care REIT, Inc. and Fifth Third Bank.

          4.3 First Supplemental Indenture dated as of April 17, 1997 by and between Health Care REIT, Inc. and Fifth Third Bank.

          4.4 Second Supplemental Indenture dated as of March 13, 1998 between Health Care REIT, Inc. and Fifth Third Bank.

          4.5 Third Supplemental Indenture dated as of March 18, 1999 between Health Care REIT, Inc. and Fifth Third Bank.

          10.1        Rights Agreement.

          10.2        Note Purchase Agreement between Health Care REIT, Inc.
                      and each of the Purchasers a Party thereto, dated as of April 8, 1993.

          10.3 Loan Agreement dated as of March 28, 1997 by and among Health Care REIT, Inc., its subsidiaries, the banks signatory thereto, Keybank National Association, as Administrative Agent, and Fleet Bank, N.A., as Syndication Agent.

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

(b)  Reports on Form 8-K filed in the fourth quarter of 1999:

     None.

(c)  Exhibits:

     The exhibits listed in Item 14(a)(3) above are filed with this Form 10-K.

(d)  Financial Statement Schedules:

     Financial statement schedules are included in pages 37 through 43.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on by the undersigned thereunto duly authorized.


                                       HEALTH CARE REIT, INC.
                                             (Registrant)


                                       By:   /s/GEORGE L. CHAPMAN
                                          -----------------------------------
                                           Chairman, Chief Executive Officer,
                                           President and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 2000 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ WILLIAM C. BALLARD, JR.*
-----------------------------------
William C. Ballard, Jr., Director



   /s/ PIER C. BORRA*
-----------------------------------
Pier C. Borra, Director



   /s/ JEFFREY H. DONAHUE*
-----------------------------------
Jeffrey H. Donahue, Director



   /s/BRUCE DOUGLAS*
-----------------------------------
Bruce Douglas, Director



   /s/ PETER J. GRUA*
-----------------------------------
Peter J. Grua, Director



   /s/ SHARON M. OSTER*
-----------------------------------
Sharon M. Oster, Director



   /s/ BRUCE G. THOMPSON*
-----------------------------------
Bruce G. Thompson, Director



   /s/ R. SCOTT TRUMBULL*
----------------------------------
R. Scott Trumbull, Director



   /s/ RICHARD A. UNVERFERTH*
----------------------------------
Richard A. Unverferth, Director



   /s/ GEORGE L. CHAPMAN
----------------------------------
George L. Chapman, Chairman,
Chief Executive Officer, President
and Director (Principal Executive
Officer)



   /s/ EDWARD F. LANGE, JR.*
----------------------------------
Edward F. Lange, Jr., Chief
Financial Officer (Principal
Financial Officer)



   /s/ MICHAEL A. CRABTREE*
----------------------------------
Michael A. Crabtree, Controller
(Principal Accounting Officer)


*By:   /s/GEORGE L. CHAPMAN
-----------------------------------
George L. Chapman, Attorney-in-Fact

                             HEALTH CARE REIT, INC.
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                             INITIAL COST
                                              TO COMPANY
                                      ------------------------                        GROSS AMOUNT AT WHICH
                                                                   COST             CARRIED AT CLOSE OF PERIOD
                                                                CAPITALIZED    -----------------------------------
                                                 BUILDINGS &   SUBSEQUENT TO           BUILDINGS &    ACCUMULATED     YEAR    YEAR
 DESCRIPTION             ENCUMBRANCES   LAND     IMPROVEMENTS   ACQUISITION    LAND    IMPROVEMENTS   DEPRECIATION  ACQUIRED  BUILT
 -----------             ------------   ----     ------------  -------------   ----    ------------   ------------  --------  -----
ASSISTED LIVING
  FACILITIES:
Lake Havasu, AZ          $              $110      $   2,244    $                $110     $  2,244       $    72       1998     1998
Lake Havasu, AZ                          450          4,223                      450        4,223            54       1999     1999
Costa Mesa, CA                           980          6,195                      980        6,195           159       1999     1997
Litchfield, CT                           660          8,812                      660        8,812           362       1998     1998
South Windsor, CT                        570         10,241                      570       10,241            83       1999     1999
Bradenton, FL                            252          3,298                      252        3,298           380       1996     1995
Bradenton, FL                             25            450                       25          450            28       1997     1992
Bradenton, FL                             25            400                       25          400            25       1997     1988
Bradenton, FL                             50            850                       50          850            52       1997     1996
Bradenton, FL                             50            850                       50          850            52       1997     1996
Clermont, FL                             350          5,232                      350        5,232           302       1997     1997
Ft. Myers, FL                          1,230         13,098                    1,230       13,098           346       1999     1999
Haines City, FL                           80          1,937                       80        1,937            35       1999     1999
Jacksonville, FL                         400          3,674                      400        3,674           221       1997     1997
Lake Wales, FL                            80          1,939                       80        1,939            35       1999     1999
Lauderhill, FL                            20          1,374      121              20        1,495            74       1998     1995
Leesburg, FL                              70          1,170                       70        1,170            59       1998     1972
Margate, FL                              500          5,343    1,900             500        7,243           385       1998     1972
Naples, FL                             1,716         17,306                    1,716       17,306           357       1999     1999
North Miami Beach, FL                    300          5,621                      300        5,621           300       1998     1987
North Miami Beach, FL                    150          1,242      628             150        1,870            75       1998     1987
Orange City, FL                           80          2,238                       80        2,238            98       1998     1998
Plantation, FL                         2,578              0                    2,578            0             0       1999     1999
Sarasota, FL                             475          3,175                      475        3,175           365       1996     1995
Atlanta, GA                            2,059         14,914                    2,059       14,914            17       1999     1999
Roswell, GA                            1,107          9,628                    1,107        9,628           208       1999     1999
Auburn, IN                               145          3,511                      145        3,511            76       1999     1999
Avon, IN                                 170          3,504                      170        3,504            44       1999     1999
Kokomo, IN                               195          3,709                      195        3,709            81       1999     1999
Laporte, IN                              165          3,674                      165        3,674            80       1999     1999
Marion, IN                               175          3,504                      175        3,504             4       1999     1999
Merrilville, IN                          643          7,084                      643        7,084           153       1999     1999
Shelbyville, IN                          165          3,497                      165        3,497            69       1999     1999
Terre Haute, IN                          175          3,499                      175        3,499             4       1999     1999
Vincennes, IN                            118          2,892                      118        2,892            72       1999     1999
Attleboro, MA                            810         10,500                      810       10,500           459       1998     1998
Ellicott City MD                       1,320         13,641                    1,320       13,641           276       1999     1999
Rochester, MN                            322          6,345                      322        6,345           130       1999     1999

                                          INITIAL COST
                                           TO COMPANY
                                     ----------------------                          GROSS AMOUNT AT WHICH
                                                                   COST            CARRIED AT CLOSE OF PERIOD
                                                                CAPITALIZED    ----------------------------------
                                                BUILDINGS &    SUBSEQUENT TO           BUILDINGS &   ACCUMULATED      YEAR     YEAR
    DESCRIPTION       ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION    LAND    IMPROVEMENTS  DEPRECIATION   ACQUIRED   BUILT
    -----------       ------------     ----     ------------   -------------   ----    ------------  ------------   --------   -----
Kalispell, MT                        $    360    $    3,282    $              $   360  $     3,282    $     109       1998     1998
Ashville, NC                              204         3,489                       204        3,489           73       1999     1999
Cary, NC                                1,500         4,350                     1,500        4,350          185       1998     1996
Charlotte, NC                             640         4,090                       640        4,090          279       1997     1997
Durham, NC                              1,476        10,659                     1,476       10,659          224       1999     1999
Elizabeth City, NC                        200         2,760                       200        2,760           49       1999     1999
Hendersonville, NC                      2,270        11,771                     2,270       11,771          488       1998     1998
Pineville, NC                           1,009        10,554                     1,009       10,554          222       1999     1999
Wake Forest, NC                           200         3,003                       200        3,003           88       1999     1999
Wilmington, NC                            210         2,991                       210        2,991           53       1999     1999
Cranford, NJ                            3,297        11,703       2,530         3,297       14,233        1,124       1996     1993
Gardnerville, NV                        1,326        12,549                     1,326       12,549          164       1999     1999
Roswell, NM                               233         5,355                       233        5,355          323       1997     1996
Henderson, NV                             380         9,220                       380        9,220          271       1998     1998
Albany, NY                                400        10,528                       400       10,528          616       1997     1997
Canton, OH                                300         2,098                       300        2,098           67       1998     1998
Cincinnati, OH                          1,728        10,272                     1,728       10,272          835       1997     1985
Dayton, OH                                 80         6,730                        80        6,730          279       1998     1997
Findlay, OH                               200         1,800                       200        1,800          136       1997     1997
Mentor, OH                                980         9,868                       980        9,868           36       1999     1999
Newark, OH                                410         5,711                       410        5,711          229       1998     1997
Piqua, OH                                 204         1,885                       204        1,885           94       1998     1998
Troy, OH                                  200         2,000                       200        2,000          145       1997     1997
Bartlesville, OK                          100         1,380                       100        1,380          154       1994     1995
Chickasha, OK                              85         1,395                        85        1,395          149       1995     1996
Duncan, OK                                103         1,347                       103        1,347          135       1995     1996
Edmond, OK                                175         1,564                       175        1,564          154       1995     1996
Enid, OK                                   90         1,390                        90        1,390          155       1995     1996
Lawton, OK                                144         1,456                       144        1,456          144       1995     1996
Midwest City, OK                           95         1,385                        95        1,385          155       1996     1996
Muskogee, OK                              150         1,432                       150        1,432          129       1996     1996
Norman, OK                                 55         1,484                        55        1,484          176       1995     1996
N. Oklahoma City, OK                       87         1,508                        87        1,508          131       1995     1996
Oklahoma City, OK                         130         1,350                       130        1,350          143       1995     1996
Owasso, OK                                215         1,380                       215        1,380          121       1996     1996
Ponca City, OK                            114         1,536                       114        1,536          182       1995     1995
Shawnee, OK                                80         1,400                        80        1,400          155       1995     1996
Stillwater, OK                             80         1,400                        80        1,400          156       1995     1996
Portland OR                               628         3,585                       628        3,585           56       1999     1999
Salem, OR                                 449         5,172                       449        5,172          104       1999     1999
Baldwin, PA                               535         2,222        1,522          535        3.744          188       1997     1995
Beaver Falls, PA                          850         7,910                       850        7,910          363       1998     1998
Elizabeth, PA                             740         2,561          197          740        2,758          118       1998     1986
Lebanon, PA                               400         3,799                       400        3,799           18       1999     1999

                                               INITIAL COST
                                                TO COMPANY
                                           --------------------                        GROSS AMOUNT AT WHICH
                                                                     COST            CARRIED AT CLOSE OF PERIOD
                                                                  CAPITALIZED     ---------------------------------
                                                  BUILDINGS &    SUBSEQUENT TO           BUILDINGS &   ACCUMULATED     YEAR    YEAR
       DESCRIPTION        ENCUMBRANCES     LAND   IMPROVEMENTS    ACQUISITION     LAND   IMPROVEMENTS  DEPRECIATION  ACQUIRED  BUILT
       -----------        ------------     ----   ------------   -------------    ----   ------------  ------------  --------  -----
Library, PA               $              $   960  $      5,040   $      327     $   960  $     5,367   $        220     1998   1995
Pittsburgh, PA                               430         6,736        1,607         430        8,343            744     1996   1989
Pittsburgh, PA                   6,431       423        10,158                      423       10,158            991     1996   1989
Saxonburg, PA                                677         4,669                      677        4,669            109     1999   1994
Seven Fields, PA                             484         4,663                      484        4,663             95     1999   1999
Williamsport, PA                             390         4,069                      390        4,069             25     1999   1999
Florence, SC                                 380         2,881                      380        2,881             41     1999   1999
Hilton Head, SC                              510         6,037                      510        6,037             50     1999   1999
N Augusta, SC                                332         2,558                      332        2,558             52     1999   1999
Walterboro, SC                               150         1,838                      150        1,838             51     1999   1992
Clarksville, TN                              330         2,292                      330        2,292             72     1998   1998
Columbia, TN                                 341         2,295                      341        2,295             48     1999   1999
Morristown, TN                               400         3,808                      400        3,808             23     1999   1999
Oakridge, TN                                 450         4,066                      450        4,066             25     1999   1999
Austin, TX                                   880         9,520                      880        9,520            239     1999   1999
Benbrook, TX                               1,050         7,550           27       1,050        7,577            632     1997   1984
Cedar Hill, TX                               171         1,490                      171        1,490            124     1997   1997
Claremore, TX                                155         1,427                      155        1,427            128     1996   1996
Corpus Christi, TX                           420         4,796                      420        4,796            361     1997   1989
Corpus Christi, TX                           155         2,935                      155        2,935            179     1997   1997
Desoto, TX                                   205         1,383                      205        1,383            115     1997   1997
Ft. Worth, TX                                210         3,790                      210        3,790            386     1992   1984
Ft. Worth, TX                                281         3,473          150         281        3,623            189     1999   1999
Georgetown, TX                               200         2,100                      200        2,100            152     1997   1997
Granbury, TX                                  80         2,020                       80        2,020            157     1997   1997
Grand Prairie, TX                            399         5,161                      399        5,161            181     1998   1998
Harlingen, TX                                 92         2,057                       92        2,057            125     1997   1989
Harlingen, TX                                340         5,621                      340        5,577            291     1998   1998
Houston, (CareMatrix) Tx                     550        10,751                      550       10,751            227     1999   1999
Houston, TX                                  261         3,139                      261        3,139            302     1994   1995
Kingwood, TX                                 300         3,309                      300        3,309             46     1999   1999
Mt. Pleasant, TX                             247         3,868                      247        3,868            234     1997   1992
N Richland Hills, TX                         330         5,355                      330        5,355            142     1999   1999
Palestine, TX                                173         1,410                      173        1,410            127     1996   1996
San Marcos, TX                               355         4,560                      355        4,560            159     1998   1998
Texarkana, TX                                192         1,403                      192        1,403            123     1996   1996
Tyler, TX                                    147         2,699                       47        2,699            165     1997   1991
Waxahachie, TX                               154         1,429                      154        1,429            128     1996   1996
Wolfforth, TX                                110         1,898                      110        1,898            117     1997   1990
Everett, WA                                1,400         5,476                    1,400        5,476             95     1999   1990
                         -------------   -------     ---------    ---------     -------   -----------    ----------
TOTAL ASSISTED LIVING
   FACILITIES:           $       6,431   $56,996     $ 543,868    $   9,009     $56,996   $  552,877     $   22,437

                                            INITIAL COST
                                             TO COMPANY
                                       ---------------------                         GROSS AMOUNT AT WHICH
                                                                 COST              CARRIED AT CLOSE OF PERIOD
                                                              CAPITALIZED     -----------------------------------
                                               BUILDINGS &   SUBSEQUENT TO            BUILDINGS &    ACCUMULATED      YEAR     YEAR
    DESCRIPTION         ENCUMBRANCES   LAND   IMPROVEMENTS    ACQUISITION     LAND    IMPROVEMENTS   DEPRECIATION   ACQUIRED   BUILT
    -----------         ------------   ----   ------------   -------------    ----    ------------   ------------   --------   -----

SKILLED NURSING
  FACILITIES:

Payson, AZ              $            $   180  $      3,987    $              $   180    $   3,987    $      207         1998    1995
La Mesa, CA                            1,180         1,332                     1,180        1,332            79         1998    1961
Santa Rosa, CA                         1,460         3,880                     1,460        3,880           195         1998    1968
Pueblo, CO                               370         6,051                       370        6,051           307         1998    1989
Hilliard, FL                             150         6,990                       150        6,990           184         1999    1994
Lakeland, FL                             697         4,581         261           697        4,842           222         1998    1984
New Port Richey, FL                      624         6,930         377           624        7,307           328         1998    1984
North Fort Myers, FL                     636         5,712         314           636        6,026           273         1998    1984
Vero Beach, FL                           660         7,642         414           660        8,056           360         1998    1984
West Palm Beach, FL                      696         7,623         414           696        8,037           360         1998    1984
Boise, ID                                600         7,383                       600        7,383           336         1998    1985
Boise, ID                                810         5,401                       810        5,401           278         1998    1996
Couer D'Alene                            600         7,878                       600        7,878           355         1998    1996
Granite City IL                          400         4,303                       400        4,303            58         1999    1964
Granite City, IL                         610         7,143                       610        7,143           210         1998    1973
Owensboro, KY                            130         4,870                       130        4,870           756         1993    1967
Braintree, MA                            170         6,080                       170        6,080           599         1997    1968
Braintree, MA                             80         4,245                        80        4,245           413         1997    1973
Clark, MA                              1,053           902       1,331         1,053        2,233           216         1996    1973
Fall River, MA                           620         5,080                       620        5,080           505         1996    1966
Falmouth, MA                             670         3,022         123           670        3,145           308         1996    1966
South Boston, MA                         385         1,463       3,016           385        4,479           341         1995    1961
Webster, MA                              570         8,790                       570        8,790           841         1995    1982
Kent, OH                                 215         3,367                       215        3,367           612         1989    1983
Westlake, OH                             571         5,411                       571        5,411           264         1998    1972
Midwest City, OK                         470         5,673                       470        5,673           215         1998    1958
Eugene, OR                               300         5,316                       300        5,316           260         1998    1976
Bloomsburg, PA                             0         3,918                         0        3,918            78         1999    1996
Cheswick, PA                             384         6,041       1,293           384        7,334           333         1998    1982
Easton, PA                               285         6,315                       285        6,315         1,456         1993    1959
San Antonio, TX                          662        12,588                       662       12,588         2,360         1993    1978
                                     -------  ------------    --------       -------    ---------    ----------
TOTAL SKILLED
  NURSING FACILITIES:                $16,238  $    169,917    $  7,543       $16,238    $ 177,460    $   13,309

Construction in
  Progress                                                                                 58,954
                                                                                        ---------
TOTAL INVESTMENT IN
  PROPERTIES                         $73,234  $   713,785     $ 16,554       $73,234    $ 789,291    $   35,746
                                     =======  ===========     ========       =======    =========    ==========


                                                   YEAR ENDED DECEMBER 31
                                          1999                1998             1997
                                          ----                ----             ----
Investment in Real Estate:
    Balance at Beginning of year       $  639,613        $  309,044      $     160,105

    Additions:
    Acquisitions                           81,109           110,432             79,727
    Improvements                          138,694           159,582             56,109
    Other (1)                              16,309            73,430             13,103
                                       ----------        -----------     -------------

    Total Additions                       236,112           343,444            148,939

    Deductions:
    Cost of real estate sold              (13,200)          (12,875)
    Other

    Total deductions                      (13,200)          (12,875)                 0
                                       ----------        -----------     -------------

    Balance at end of year             $  862,525        $  639,613      $     309,044
                                       ==========        ===========     =============

Accumulated depreciation:

    Balance at beginning of year       $   19,624            11,769              6,482

    Additions:
    Depreciation expense                   17,885            10,254              5,287

    Deductions:
    Sale of properties                     (1,763)           (2,399)
                                       -----------       -----------      ------------
    Balance at end of year             $   35,746        $   19,624       $     11,769
                                       ===========       ===========      ============

(1)  Represents mortgage loans converted to operating leases.

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                             HEALTH CARE REIT, INC.
                                DECEMBER 31, 1999

                                                                                            (IN THOUSANDS)
                                                                                      -------------------------     PRINCIPAL AMOUNT
                                                                                                                    OF LOANS SUBJECT
                                                   FINAL      PERIODIC                                 CARRYING       TO DELINQUENT
                                      INTEREST    MATURITY     PAYMENT      PRIOR     FACE AMOUNT     AMOUNT OF       PRINCIPAL OR
     DESCRIPTION                        RATE        DATE        TERMS       LIENS     OF MORTGAGES    MORTGAGES          INTEREST
--------------------                  --------    --------    --------      ------    ------------    ---------    ---------------

FIRST MORTGAGES:
McAllen, TX                            10.85%     01/01/10     Monthly                   $13,750        $13,507           None
(Specialty Care                                               Payments
 Facility)                                                    $133,235
Stoughton, MA                          11.17%     01/01/10     Monthly                    19,341         19,026           None
(Nursing Home)                                                Payments
                                                              $190,343

Little Rock, AK                        11.98%     01/01/12     Monthly                    29,000         28,855           None
(Specialty Care                                               Payments
Facility)                                                     $305,007
Sun Valley, CA                         12.48%     01/01/17     Monthly                    21,500         21,033           None
(Specialty Care                                               Payments
Facility)                                                     $233,818
Briarcliff, NY                         10.41%     08/01/16     Monthly                    12,810         12,710           None
(Assisted Living                                              Payments
Facility)                                                     $119,094
New York City, NY                      9.79%      03/01/18     Monthly                    21,000         20,814           None
(Assisted Living Facility)                                    Payments
                                                              $187,727

Oklahoma City, OK                      9.48%     06/1/2006     Monthly                    12,204         12,204           None
(Nursing  Home)                                               Payments
                                                               $96,412

50 mortgage loans relating to 9         From        From                                 255,594        246,241           None
nursing homes, 38 assisted living     9.00% to   08/01/01-
facilities,                            14.04%     05/01/19
2 behavioral care facilities and 3
specialty care facilities
6 construction loans (all with          From        N/A                                   19,273          9,908           None
first mortgage liens) relating to 6  11.00% to
assisted living facilities             15.00%
                                                                                       ---------      ---------       ---------
                                                                           TOTALS       $404,472       $384,298            $-0-
                                                                                       =========      =========       =========


SCHEDULE IV - Continued
                                                                           (IN THOUSANDS)
                                                                       YEAR ENDED DECEMBER 31
                                                                -----------------------------------
                                                              1999                1998               1997
                                                      -------------       -------------      --------------

Reconciliation of mortgage loans:
   Balance at beginning of period                          $398,682            $405,336            $353,455
   Additions during period:
      New mortgage loans                                     44,656             105,282             120,705
      Negative principal amortization                                                 6                  29
                                                      -------------       -------------      --------------
                                                            443,338             510,624             474,189
   Deductions during period:
      Collections of principal (1)                           42,731              38,512              55,750
      Other (2)                                              16,309              73,430              13,103
                                                      -------------       -------------      --------------

   Balance at end of period                                $384,298            $398,682            $405,336
                                                      =============       =============      ==============

(1)  Includes collection of negative principal amortization.

(2) Includes properties originally financed with mortgage loans that were purchased during the periods indicated.

                                  EXHIBIT INDEX

The following documents are included in this Form 10-K as an Exhibit:

                   DESIGNATION
                   NUMBER UNDER
   EXHIBIT         ITEM 601 OF                             EXHIBIT                             PAGE
   NUMBER         REGULATION S-K                         DESCRIPTION                          NUMBER
   ------         --------------                         -----------                          ------

     3.1               3(i)         Second Restated Certificate of Incorporation.

     3.2(1)           3(ii)         By-Laws, as amended.

     4.1                4           The Registrant, by signing this Report, agrees to
                                    furnish the Securities and Exchange Commission upon
                                    its request a copy of any instrument which defines
                                    the rights of long-term debt of the Registrant and
                                    which authorizes a total amount of securities not in
                                    excess of 10% of the total assets of the Registrant.

     4.2 (2)            4           Indenture dated as of April 17, 1997 by and between
                                    Health Care REIT, Inc. and Fifth Third Bank.

     4.3 (3)            4           First Supplemental Indenture dated as of April 17,
                                    1997 by and between Health Care REIT, Inc. and Fifth
                                    Third Bank.

     4.4 (4)            4           Second Supplemental Indenture dated as of March 13,
                                    1998 between Health Care REIT, Inc. and Fifth Third
                                    Bank.

     4.5 (5)            4           Third Supplemental Indenture dated as of March 18,
                                    1999 between Health Care REIT, Inc. and Fifth Third
                                    Bank.
    10.1 (6)        10(ii)(A)       Rights Agreement.

    10.2 (7)        10(ii)(B)       Note Purchase Agreement between Health Care REIT,
                                    Inc. and each of the Purchasers a Party thereto,
                                    dated as of April 8, 1993.

    10.3 (8)        10(ii)(C)       Loan Agreement dated as of March 28, 1997 by and
                                    among Health Care REIT, Inc., its subsidiaries, the
                                    banks signatory thereto, and Keybank National
                                    Association, as Administrative Agent, and Fleet Bank,
                                    N.A., as Syndication Agent.
    10.4 (9)        10(ii)(D)       Note Purchase Agreement between Health Care REIT,
                                    Inc. and each of the Purchasers a Party thereto,
                                    dated April 15, 1996.

    10.5 (10)        10(iii)(A)     The 1985 Incentive Stock Option Plan of Health Care
                                    REIT, Inc., as amended.

    10.6 (11)       10(iii)(B)      The Health Care REIT, Inc. 1995 Stock Incentive Plan.

      21                21          Subsidiaries of the Registrant.



      23                23          Consent of Independent Auditors.

      24                24          Powers of Attorney.

      27                27          Financial Data Schedule (EDGAR version only).

---------------

(1) Incorporated by reference to Exhibit 3(ii) to the Registrant's Form 8-K filed October 24, 1997.

(2) Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on April 21, 1997.

(3) Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on April 21, 1997.

(4) Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on March 11, 1998.

(5) Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on March 17, 1999.

(6) Incorporated by reference to Exhibit 2 to the Registrant's Form 8-A filed on August 3, 1994 (File No. 1-8923).

(7) Incorporated by reference to Exhibits 1-4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993.

(8) Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on April 8, 1997.

(9) Incorporated by reference to Exhibit 4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(10) Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-1237) filed on February 27, 1996.

(11) Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-1239) filed on February 27, 1996.