Form 10-Q
period 2000-03-31
HEALTH CARE REIT INC /DE/
filed 2000-05-15
CIK 766704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             MARCH 31, 2000
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

Commission File number 1-8923

                             HEALTH CARE REIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        34-1096634
-----------------------------                    ------------------------------
 (State or jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio                        43604
-------------------------------------            ------------------------------
(Address of principal executive office)                    (Zip Code)

(Registrant's telephone number, including area code)     (419) 247-2800
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

Yes    X   .   No       .
    -------       ------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2000.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 28,576,877 shares

                             HEALTH CARE REIT, INC.

                                      INDEX

                                                                                    Page
                                                                                    ----

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets - March 31, 2000
                  and December 31, 1999                                               3

                  Consolidated Statements of Income - Three
                  months ended March 31, 2000 and 1999                                4

                  Consolidated Statements of Shareholders'
                  Equity - Three months ended March 31, 2000
                  and 1999                                                            5

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2000 and 1999                          6

                  Notes to Unaudited Consolidated Financial Statements                7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 9

Item 3.           Quantitative and Qualitative Disclosure About Market Risk          11

PART II.          OTHER INFORMATION

Item 5.           Other Information                                                  12

Item 6.           Exhibits and Reports on Form 8-K                                   12


SIGNATURES                                                                           13

EXHIBIT INDEX                                                                        14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                            MARCH 31          DECEMBER 31
                                                              2000                1999
                                                          (UNAUDITED)            (NOTE)
                                                         -------------       -------------
ASSETS                                                           (IN THOUSANDS)
Real estate investments:
   Real property owned:
   Land                                                   $    72,373         $    73,234
   Buildings & improvements                                   720,601             730,337
   Construction in progress                                    52,975              58,954
                                                          -----------         -----------
                                                              845,949             862,525
   Less accumulated depreciation                              (40,494)            (35,746)
                                                          -----------         -----------
       Total real property owned                              805,455             826,779

   Loans receivable                                           404,189             401,019
                                                          -----------         -----------
                                                            1,209,644           1,227,798
   Less allowance for loan losses                              (5,837)             (5,587)
                                                          -----------         -----------
       Net real estate investments                          1,203,807           1,222,211

Other Assets:
     Direct investments                                        31,164              25,361
     Marketable securities                                        545                 863
     Cash and cash equivalents                                  1,380               2,129
     Deferred loan expenses                                     3,461               3,311
     Receivables and other assets                              21,509              17,296
                                                          -----------         -----------
                                                               58,059              48,960
                                                          -----------         -----------
TOTAL ASSETS                                              $ 1,261,866         $ 1,271,171
                                                          ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit obligations          $   172,900         $   177,500
     Senior unsecured notes                                   290,000             290,000
     Secured debt                                              71,318              71,342
     Accrued expenses and other liabilities                    21,739              25,333
                                                          -----------         -----------
TOTAL LIABILITIES                                             555,957             564,175

Shareholders' equity:
     Preferred Stock, $1.00 par value:
         Authorized - 10,000,000 shares
         Issued and outstanding - 6,000,000 shares            150,000             150,000
     Common Stock, $1.00 par value:
         Authorized - 75,000,000 shares
         Issued and outstanding - 28,576,877
              in 2000 and 28,532,419 in 1999                   28,577              28,532
     Capital in excess of par value                           524,778             524,204
     Undistributed net income                                   7,087               8,883
     Accumulated other
         comprehensive income                                     248                 593
     Unamortized restricted stock                              (4,781)             (5,216)
                                                          -----------         -----------
TOTAL SHAREHOLDERS' EQUITY                                    705,909             706,996
                                                          -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 1,261,866         $ 1,271,171
                                                          ===========         ===========

NOTE: The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                          2000                1999
                                                      ------------       -------------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
     Rental income                                       $21,630            $14,140
     Interest income                                      11,521             11,895
     Commitment fees and other income                      1,676              1,946
     Prepayment fees                                           -                183
                                                         -------            -------
              Total revenue                               34,827             28,164

EXPENSES:
     Interest expense                                      9,101              4,269
     Loan expense                                            317                166
     Provision for depreciation                            5,263              3,555
     Provision for losses                                    250                150
     General and administrative expenses                   1,900              1,674
                                                         -------            -------
              Total expenses                              16,831              9,814
                                                         -------            -------

Net income before gains on sale of properties             17,996             18,350

Gains on sale of properties                                  123                628
                                                         -------            -------

Net income                                                18,118             18,978

Preferred stock dividends                                  3,362              2,759
                                                         -------            -------

Net Income Available to Common Shareholders              $14,757            $16,219
                                                         =======            =======

Average number of shares outstanding:
     Basic                                                28,315             28,077
     Diluted                                              28,546             28,393

Net income per share:
     Basic                                               $  0.52            $  0.58
     Diluted                                                0.52               0.57

Dividends declared and paid per common share             $  0.58            $  0.56


See notes to unaudited consolidated financial statements

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

   HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                     Three months ended March 31, 2000
                                        --------------------------------------------------------------------------------------------
                                                                Capital In   Unamortized                   Accum. Other
                                       Preferred     Common     Excess of    Restricted   Undistributed   Comprehensive
                                         Stock       Stock      Par Value      Stock        Net Income        Income         Total
                                        --------------------------------------------------------------------------------------------

Balance at beginning of period           $150,000     28,532     $524,204     $(5,216)      $   8,883        $    593      $706,996

Comprehensive income:
   Net income                                                                                  18,118                        18,118
   Unrealized gains on securities                                                                                (318)         (318)
   Foreign currency translation
     adjustment                                                                                                   (27)          (27)
                                                                                                                           --------
Comprehensive income                                                                                                         18,042

Proceeds from issuance of shares
   from dividend reinvestment and
   stock incentive plans, net of
   forfeitures                                            45         574          118                                           737

Restricted stock amortization                                                     317                                           317

Cash dividends paid                                                                            19,914                        19,914
                                         -------     -------     -------      --------      ---------        ---------     --------

Balance at end of period                 $150,000    $28,577     $524,778     $(4,781)      $   7,087        $    248      $705,909
                                         ========    =======     ========     ========      =========        =========     ========


                                                                     Three months ended March 31, 1999
                                        --------------------------------------------------------------------------------------------
                                                                Capital In   Unamortized                   Accum. Other
                                       Preferred     Common     Excess of    Restricted   Undistributed   Comprehensive
                                         Stock       Stock      Par Value      Stock        Net Income        Income         Total
                                        --------------------------------------------------------------------------------------------

Balance at beginning of period           $75,000     $28,240     $520,692     $(4,589)      $  10,434        $  3,982      $633,759

Comprehensive income:
   Net income                                                                                  18,978                        18,978
   Unrealized gains on securities                                                                              (1,873)       (1,873)
                                                                                                                           --------
Comprehensive income                                                                                                         17,105

Proceeds from issuance of shares
   from dividend reinvestment plan                        77        1,745        (228)                                        1,594

Proceeds from sale of Preferred Stock     75,000                   (2,455)                                                   72,545


Restricted stock amortization                                                     269                                           269

Cash dividends paid                                                                           (18,578)                      (18,578)
                                         --------    -------     --------     -------       ---------        --------      --------

Balance at end of period                 $150,000    $28,317     $519,982     $(4,548)      $  10,834        $  2,109      $706,694
                                         ========    =======     ========     =======       =========        ========      ========


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31
                                                                                                 2000                 1999
                                                                                            ------------------------------
                                                                                                      (IN THOUSANDS)

OPERATING ACTIVITIES
  Net income                                                                                 $    18,118          $    18,978
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                                                   5,484                3,650
      Provision for losses                                                                           250                  150
      Amortization                                                                                   633                  443
      Loan and commitment fees earned (more) less than cash received                              (1,154)                 529
      Direct financing lease income less than cash received                                            -                   35
      Rental income in excess of cash received                                                    (1,697)              (1,573)
      Interest and other income in excess of cash received                                           (75)                (107)
      Increase(decrease) in accrued expenses and other liabilities                                (2,440)               1,527
      Increase in receivables and other assets                                                    (2,059)              (1,730)
                                                                                               ----------           ----------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                                             17,060               21,902

INVESTING ACTIVITIES
  Investment in real properties                                                                  (10,188)             (84,829)
  Investment in loans receivable                                                                  (3,799)             (13,039)
  Other investments, net                                                                          (5,754)              (1,919)
  Principal collected on loans                                                                       630                6,634
  Proceeds from sale of properties                                                                26,248                5,567
  Other                                                                                             (679)                (318)
                                                                                             ------------         ------------
                NET CASH PROVIDED FROM/(USED IN) INVESTING ACTIVITIES                              6,458              (87,904)

FINANCING ACTIVITIES
  Net payments under line of credit arrangements                                                  (4,600)             (82,350)
  Principal payments on long-term obligations                                                        (24)                 (21)
  Net proceeds from the issuance of Common Stock                                                     737                1,594
  Net proceeds from the issuance of Preferred Stock                                                    -               72,723
  Proceeds from issuance of Senior Notes                                                               -               50,000
  Proceeds from issuance of Secured Debt                                                               -               44,000
  Increase in deferred loan expense                                                                 (466)              (1,404)
  Cash distributions to shareholders                                                             (19,914)             (18,578)
                                                                                             ------------         ------------
          NET CASH PROVIDED FROM/(USED IN) FINANCING ACTIVITIES                                  (24,267)              65,964
                                                                                             ------------         -----------

Decrease in cash and cash equivalents                                                               (749)                 (38)

Cash and cash equivalents at beginning of period                                                   2,129                1,269
                                                                                             ------------         -----------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $     1,380          $     1,231
                                                                                             ============         ===========

Supplemental Cash Flow Information -- Interest Paid                                          $    11,522          $     6,523
                                                                                             ============         ===========

See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation has been included. Operating results for the three months ended March 31, 2000, are not necessarily an indication of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - REAL ESTATE INVESTMENTS

During the three months ended March 31, 2000, the Company invested $183,000 in real property, made construction advances of $12,083,000 and funded $5,867,000 of equity related investments. During the three months ended March 31, 2000, the Company sold $26,248,000 of real property, received principal payments on real estate mortgages of $630,000 and had net advances on working capital loans of $1,756,000.

With respect to the above-mentioned construction advances, funding for construction in progress in connection with twelve properties owned directly by the Company totaling $10,104,000, and funding associated with six construction loans represented $1,979,000. During the three months ended March 31, 2000, one of the construction properties in progress with an investment balance of $3,305,000 completed the construction phase of the Company's investment process and was converted to permanent operating leases.. Also, during the three months ended March 31, 2000, one of the construction loans with an investment balance of $2,975,000 completed the construction phase of the Company's investment process and was converted to investments in permanent mortgage loans.

NOTE C - DIRECT INVESTMENTS

Management determines the appropriate classification of a direct investment at the time of acquisition and reevaluates such designation as of each balance sheet date. Debt securities which are classified as held to maturity are stated at historical cost. Equity investments are stated at historical cost. At March 31, 2000, direct investments included the preferred stock of one private corporation and subordinated debt in eight private corporations, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe.

NOTE D - MARKETABLE SECURITIES

Marketable securities are stated at market value with unrealized gains and losses reported in a separate component of shareholders' equity. At March 31, 2000, marketable securities reflected the market value of the common stock of two publicly owned corporations which were obtained by the Company at no cost.

NOTE E - CONTINGENT LIABILITIES

As disclosed in the financial statements for the year ended December 31, 1999, the Company was contingently liable for certain obligations amounting to $12,425,000.

NOTE F - DISTRIBUTIONS PAID TO COMMON SHAREHOLDERS

On February 21, 2000, the Company paid a dividend of $0.58 per share to shareholders of record on February 2, 2000. This dividend related to the period from October 1, 1999 through December 31, 1999.

NOTE G - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                           Three months ended March 31
                                                                 -------------------------------------------------
                                                                        2000                            1999
                                                                 ------------------             ------------------

Numerator for basic and diluted earnings per
share-income available to common shareholders                    $           14,757             $           16,219
                                                                 ==================             ==================

Denominator for basic earnings per share -
weighted average shares                                                      28,315                         28,077

Effect of dilutive securities:
     Employee stock options                                                       -                            116
     Nonvested restricted shares                                                231                            200
                                                                 ------------------             ------------------

Dilutive potential common shares                                                231                            316
                                                                 ------------------             ------------------

Denominator for diluted earnings per share -
adjusted weighted average shares                                             28,546                         28,393
                                                                 ==================             ==================

Basic earnings per share                                         $             0.52             $             0.58

Diluted earnings per share                                       $             0.52             $             0.57


The diluted earnings per share calculation excludes the dilutive effect of 1,813,000 and 179,000 shares for 2000 and 1999, respectively, because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company's net real estate investments totaled approximately $1,203,807,000, which included 179 assisted living facilities, 48 nursing facilities, six specialty care facilities and two behavioral care facilities. Depending upon the availability and cost of external capital, the Company anticipates making additional investments in health care related facilities. New investments are funded from temporary borrowings under the Company's line of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the line of credit arrangements, is expected to be provided through a combination of private and public offerings of debt and equity securities, and the assumption of secured debt. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

During 1999 and the first quarter of 2000, the underperformance of publicly owned nursing home and assisted living companies, combined with the much publicized shift in equity funds flow from income-oriented investments to high-growth opportunities, impaired the stock valuations of all health care REITs. The availability of external capital is limited and expensive, constraining new investment activity and earnings growth. The Company believes the restrictive capital environment will continue until the prospects for the long-term care industry improve.

In October 1999, the Company announced a $200 million asset divestiture program, which is proceeding as planned. The Company believes the limited asset sales will strengthen the Company's portfolio and generate liquidity, enhancing the Company's balance sheet. This strategy should position the Company for new investment and growth opportunities in the future.

As of March 31, 2000, the Company had a total outstanding debt balance of $534,218,000 and shareholders' equity of $705,909,000 which represents a debt to equity ratio of 0.76 to 1.0, and a debt to total capitalization ratio of 0.43 to 1.0.

As of March 31, 2000, the Company had an unsecured revolving line of credit expiring March 31, 2001 in the amount of $175,000,000 bearing interest at the lender's prime rate or LIBOR plus 1.0%. In addition, the Company had an unsecured revolving line of credit in the amount of $20,000,000 bearing interest at the lender's prime rate expiring April 30, 2001. At March 31, 2000, under the Company's line of credit arrangements, available funding totaled $22,100,000.

As of March 31, 2000, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $380,319,000 of securities including debt, convertible debt, common and preferred stock. Depending upon market conditions, the Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 2000, were $34,950,000 as compared with $28,792,000 for the three months ended March 31, 1999. Revenue growth was generated primarily by increased rental income of $7,490,000 as a result of additional real estate investments made during the past twelve months.

During the three months ended March 31, 2000, the Company recognized gains on sales of properties and prepayment fees of $123,000 as compared with $811,000 for the same period in the prior year.

Expenses for the three months ended March 31, 2000, totaled $16,831,000, an increase of $7,017,000 from expenses of $9,814,000 for the same period in 1999. The increases in total were related to an increase in interest expense, an additional expense associated with the provision for depreciation and an increase in general and administrative expenses.

Interest expense for the three months ended March 31, 2000, was $9,101,000 as compared to $4,269,000 for the same period in 1999. The increase in the 1999 period was primarily due to the issuance of $114,000,000 of long-term debt and higher average borrowings under the Company's lines of credit. Interest expense is offset by the amount of capitalized interest recorded.

The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. The Company's interest expense is reduced by the amount capitalized. Capitalized interest for the three months ended March 31, 2000 totaled $1,220,000, as compared with $3,158,000 for the same period in 1999.

The provision for depreciation for the three months ended March 31, 2000, totaled $5,263,000, an increase of $1,644,000 over the comparable period in 1999 as a result of additional investments in properties owned directly by the Company.

General and administrative expenses for the three months ended March 31, 2000, totaled $1,900,000, as compared with $1,674,000 for the same period in 1999. The expenses for the three month period in 2000 were 5.4% of revenues as compared with 5.8% for the same period in 1999.

Dividend expense, associated with the Company's outstanding preferred stock, for the three months ended March 31, 2000, totaled $3,362,000, as compared with $2,759,000 for the same period in 1999.

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended March 31, 2000, was $14,757,000, or $.52 per diluted share, as compared with $16,219,000, or $0.57 per diluted share, for the comparable periods in 1999.

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

The market value of the Company's long-term fixed rate borrowings is subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of the Company's senior unsecured notes at March 31, 2000 was $259 million. A 1% increase in interest rates would result in a decrease in fair value of the Company's senior unsecured notes by approximately $9 million.

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

At March 31, 2000, the Company's variable interest rate debt exceeded its variable interest rate assets, presenting an exposure to rising interest rates. The Company may or may not elect to use financial derivative instruments to hedge variable interest rate exposure. Such decisions are principally based on the Company's policy to match its variable rate investments with comparable borrowings, but is also based on the general trend in interest rates at the applicable dates and the Company's perception of future volatility of interest rates.

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

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
         -----------------




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

          (a)     Exhibits

                  27       Financial Data Schedule
                  99.1     Press release dated January 10, 2000
                  99.2     Press release dated January 18, 2000
                  99.3     Press release dated January 20, 2000
                  99.4     Press release dated February 3, 2000

          (b)     Reports on Form 8-K

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HEALTH CARE REIT, INC.



Date:     May 15, 2000               By:  /S/ GEORGE L. CHAPMAN
     ----------------------             ----------------------------------------
                                              George L. Chapman,
                                              Chairman, Chief Executive Officer
                                              and President



Date:     May 15, 2000               By:  /S/ EDWARD F. LANGE, JR.
     ---------------------              ----------------------------------------
                                              Edward F. Lange, Jr.,
                                              Chief Financial Officer




Date:     May 15, 2000               By: /S/  MICHAEL A. CRABTREE
     ---------------------              ----------------------------------------
                                              Michael A. Crabtree,
                                              Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------

The following documents are included in this Form 10-Q as Exhibits:

                 DESIGNATION
                 NUMBER UNDER
                 ITEM 601 OF
                REGULATION S-K                    EXHIBIT DESCRIPTION
                --------------                    -------------------

                       27                Financial Data Schedule

                       99.1              Press release dated January 10, 2000

                       99.2              Press release dated January 18, 2000

                       99.3              Press release dated January 20, 2000

                       99.4              Press release dated February 3, 2000