Form 10-Q
period 2000-06-30
HEALTH CARE REIT INC /DE/
filed 2000-08-14
CIK 766704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       JUNE 30, 2000
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File number 1-8923

                             HEALTH CARE REIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                     34-1096634
-----------------------------------------                  --------------------
(State or jurisdiction of                                     (I.R.S. Employer
incorporation or organization)                             Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio                             43604
-------------------------------------                      ---------------------
(Address of principal executive office)                        (Zip Code)

(Registrant's telephone number, including area code)        (419) 247-2800
                                                     --------------------------

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [ ].

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2000.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 28,616,967 shares

                             HEALTH CARE REIT, INC.

                                      INDEX

                                                                           Page
                                                                           ----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets - June 30, 2000
            and December 31, 1999                                            3

            Consolidated Statements of Income - Three
            and six months ended June 30, 2000 and 1999                      4

            Consolidated Statements of Shareholders'
            Equity - Six months ended June 30, 2000
            and 1999                                                         5

            Consolidated Statements of Cash Flows -
            Six months ended June 30, 2000 and 1999                          6

            Notes to Unaudited Consolidated Financial Statements             7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9

Item 3.     Quantitative and Qualitative Disclosure About Market Risk       11

Item 4.     Submission of Matters to a Vote of Security Holders             12

PART II.    OTHER INFORMATION

Item 5.     Other Information                                               13

Item 6.     Exhibits and Reports on Form 8-K                                13


SIGNATURES                                                                  14

EXHIBIT INDEX                                                               15

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                              JUNE 30               DECEMBER 31
                                                                               2000                    1999
                                                                            (UNAUDITED)               (NOTE)
                                                                            -----------               ------
ASSETS                                                                                 (IN THOUSANDS)
Real estate investments:
   Real property owned:
   Land                                                                   $    72,374               $    73,234
   Buildings & improvements                                                   740,290                   730,337
   Construction in progress                                                    27,462                    58,954
                                                                          -----------               -----------
                                                                              840,126                   862,525
   Less accumulated depreciation                                              (41,952)                  (35,746)
                                                                          -----------               -----------
       Total real property owned                                              798,174                   826,779

   Loans receivable

       Real property loans                                                    318,259                   401,019
       Subdebt investments                                                     26,541                    19,511
                                                                          -----------               -----------
                                                                            1,142,974                 1,247,309
   Less allowance for loan losses                                              (6,087)                   (5,587)
                                                                          -----------               -----------
       Net real estate investments                                          1,136,887                 1,241,722

Other Assets:
     Equity investment                                                          5,790                     6,713
     Cash and cash equivalents                                                  3,022                     2,129
     Deferred loan expenses                                                     3,273                     3,311
     Receivables and other assets                                              20,354                    17,296
                                                                          -----------               -----------
                                                                               32,439                    29,449
                                                                          -----------               -----------
TOTAL ASSETS                                                              $ 1,169,326               $ 1,271,171
                                                                          ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit obligations                          $   122,800               $   177,500
     Senior unsecured notes                                                   255,000                   290,000
     Secured debt                                                              64,882                    71,342
     Accrued expenses and other liabilities                                    21,932                    25,333
                                                                          -----------               -----------
TOTAL LIABILITIES                                                             464,614                   564,175

Shareholders' equity:
     Preferred Stock, $1.00 par value:
         Authorized - 10,000,000 shares
         Issued and outstanding - 6,000,000 shares                            150,000                   150,000
     Common Stock, $1.00 par value:
         Authorized - 75,000,000 shares
         Issued and outstanding - 28,659,714
              in 2000 and 28,532,419 in 1999                                   28,660                    28,532
     Capital in excess of par value                                           525,980                   524,204
     Undistributed net income                                                   4,956                     8,883
     Accumulated other
         comprehensive income                                                    (413)                      593
     Unamortized restricted stock                                              (4,471)                   (5,216)
                                                                          -----------               -----------
TOTAL SHAREHOLDERS' EQUITY                                                    704,712                   706,996
                                                                          -----------               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 1,169,326               $ 1,271,171
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

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                             THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                                   JUNE 30                                       JUNE 30
                                                          2000                 1999                      2000                1999
                                                    -----------------    -----------------          ------------       ------------
                                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:

     Rental income                                  $          22,087    $          18,134          $     43,718       $     32,274
     Interest income                                           10,192               12,142                21,713             23,937
     Commitment fees and other income                           1,591                1,718                 3,266              3,764
     Prepayment fees                                               57                  475                    57                658
                                                    -----------------    -----------------          ------------       ------------
              Total revenue                                    33,927               32,469                68,754             60,633

EXPENSES:
     Interest expense                                           8,581                6,680                17,682             10,949
     Loan expense                                                 286                  252                   603                418
     Provision for depreciation                                 5,311                4,451                10,574              8,006
     Provision for losses                                         250                  150                   500                300
     General and administrative expenses                        1,930                1,872                 3,830              3,546
                                                    -----------------    -----------------          ------------       ------------
              Total expenses                                   16,358               13,405                33,189             23,219
                                                    -----------------    -----------------          ------------       ------------

Net income before gain on sale of
     properties                                                17,569               19,064                35,565             37,414

Gain on sale of properties                                        394                   75                   517                703
                                                    -----------------    -----------------          ------------       ------------

Net Income                                                     17,963               19,139                36,082             38,117

Preferred stock dividends                                       3,376                3,352                 6,738              6,111
                                                    -----------------    -----------------          ------------       ------------

Net Income Available to
Common Shareholders                                 $          14,587    $          15,787          $     29,344       $     32,006
                                                    =================    =================          ============       ============

Average number of common shares outstanding:
         Basic                                                 28,384               28,145                28,350             28,111
         Diluted                                               28,613               28,440                28,579             28,431

Net income per share:
         Basic                                      $            0.51    $            0.56          $       1.04       $       1.14
         Diluted                                                 0.51                 0.56                  1.03               1.13

Dividends declared and paid per
     common share                                   $           0.585    $           0.565          $      1.165       $      1.125

See notes to unaudited consolidated financial statements

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

   HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                       Six months ended June 30, 2000
                                      ---------------------------------------------------------------------------------------------
                                                              Capital In    Unamortized                   Accum. Other
                                      Preferred    Common     Excess of     Restricted    Undistributed  Comprehensive
In thousands                            Stock       Stock     Par Value       Stock         Net Income        Income       Total
                                      --------------------------------------------------------------------------------------------

Balance at beginning of period         $150,000     28,532     $524,204     $(5,216)      $   8,883        $    593       $706,996

Comprehensive income:
   Net income                                                                                36,082                         36,082
   Unrealized gains on securities                                                                              (571)          (571)
   Foreign currency translation
     adjustment                                                                                                (435)          (435)
                                                                                                                          --------
Comprehensive income                                                                                                        35,076

Proceeds from issuance of common
   stock from dividend reinvestment and
   stock incentive plans, net of
   forfeitures                                         128       1,776          118                                          2,022

Restricted stock amortization                                                   627                                            627

Cash dividends paid                                                                         (40,009)                       (40,009)
                                       -------     -------     -------      --------      ----------       ---------    ----------

Balance at end of period               $150,000    $28,660     $525,980     $(4,471)      $   4,956        $   (413)      $704,712
                                       ========    =======     ========     ========      =========        =========    ==========


                                                                       Six months ended June 30, 1999
                                      --------------------------------------------------------------------------------------------
                                                                Capital In    Unamortized                   Accum. Other
                                        Preferred    Common     Excess of     Restricted    Undistributed  Comprehensive
                                          Stock       Stock     Par Value       Stock         Net Income        Income       Total
                                      ---------------------------------------------------------------------------------------------

Balance at beginning of period           $75,000     $28,240     $520,692       $(4,589)      $  10,434       $  3,982    $633,759

Comprehensive income:
   Net income                                                                                    38,117                     38,117
   Unrealized gains on securities                                                                               (2,602)     (2,602)
                                                                                                                          --------
   Foreign currency translation
     adjustment                                                                                                   (167)       (167)
                                                                                                                          --------
Comprehensive income                                                                                                        35,348

Proceeds from issuance of common
   stock from dividend reinvestment plan
   and stock incentive plans                             139        3,125          (228)                                     3,036




Proceeds from sale of Preferred
   Stock                                  75,000                   (2,455)                                                  72,545

Restricted stock amortization                                                       594                                        594

Cash dividends paid                                                                             (37,930)                   (37,930)
                                         --------    -------     --------       --------      ---------       ---------   --------

Balance at end of period                 $150,000    $28,379     $521,362       $(4,223)      $  10,621       $  1,213    $707,352
                                         ========    =======     ========       ========      ==========      =========   ========


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                                                      SIX MONTHS ENDED
                                                                                                           JUNE 30
                                                                                                   2000                 1999
                                                                                              ------------------------------
                                                                                                       (IN THOUSANDS)

OPERATING ACTIVITIES
  Net income                                                                                   $    36,082         $    38,117
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                                                    10,702               8,107
      Provision for losses                                                                             500                 300
      Amortization                                                                                   1,229               1,012
      Loan and commitment fees earned (more) less than cash received                                (1,154)              1,001
      Direct financing lease income less than cash received                                              -                  65
      Rental income in excess of cash received                                                      (2,441)             (3,138)
      Interest and other income in excess of cash received                                            (166)               (138)
      Increase(decrease) in accrued expenses and other liabilities                                  (2,246)              2,487
      Decrease in receivables and other assets                                                        (156)               (982)
                                                                                                 ----------          ----------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                                               42,350              48,795

INVESTING ACTIVITIES
  Investment in real properties                                                                    (28,063)           (158,558)
  Investment in loans receivable                                                                   (11,668)            (37,211)
  Other investments, net                                                                            (6,946)             (3,822)
  Principal collected on loans                                                                      47,649              21,561
  Proceeds from sale of properties                                                                  92,872               8,142
  Other                                                                                               (589)               (325)
                                                                                               ------------        ------------
          NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                                     93,255            (170,213)

FINANCING ACTIVITIES
  Net payments under line of credit arrangements                                                   (54,700)            (14,950)
  Principal payments on long-term obligations                                                      (41,460)                (43)
  Net proceeds from the issuance of Common Stock                                                     2,022               3,036
  Net proceeds from the issuance of Preferred Stock                                                      -              72,545
  Proceeds from issuance of Senior Notes                                                                 -              50,000
  Proceeds from issuance of Secured Debt                                                                 -              50,000
  Increase in deferred loan expense                                                                   (565)             (1,604)
  Cash distributions to shareholders                                                               (40,009)            (37,928)
                                                                                               ------------        ------------
          NET CASH PROVIDED FROM (USED IN)FINANCING ACTIVITIES                                    (134,712)            121,056
                                                                                               ------------        -----------

Increase (decrease) in cash and cash equivalents                                                       893                (362)

Cash and cash equivalents at beginning of period                                                     2,129               1,269
                                                                                               ------------        -----------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     3,022         $       907
                                                                                               ============        ===========

Supplemental Cash Flow Information -- Interest Paid                                            $    21,182         $    15,353
                                                                                               ============        ===========

See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation has been included. Operating results for the six months ended June 30, 2000, are not necessarily an indication of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - REAL ESTATE INVESTMENTS

During the six months ended June 30, 2000, the Company invested $11,786,000 in real property, made construction advances of $20,535,000 and funded $9,941,000 of equity related investments. During the six months ended June 30, 2000, the Company sold $92,872,000 of real property, received principal payments on real estate mortgages of $47,649,000 and had net advances on working capital loans of $7,345,000.

With respect to the above-mentioned construction advances, funding for construction in progress in connection with twelve properties owned directly by the Company totaled $16,277,000, and funding associated with six construction loans represented $4,258,000. During the six months ended June 30, 2000, five of the construction properties in progress with an investment balance of $34,989,000 completed the construction phase of the Company's investment process and were converted to permanent operating leases. Also, during the six months ended June 30, 2000, three of the construction loans with an investment balance of $10,690,000 completed the construction phase of the Company's investment process and were converted to investments in permanent mortgage loans.

NOTE C - EQUITY INVESTMENTS

Management determines the appropriate classification of an equity investment at the time of acquisition and reevaluates such designation as of each balance sheet date. Equity investments include direct investments and marketable securities. Direct investments are stated at historical cost. At June 30, 2000, direct investments included the preferred stock of one private corporation, and a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe. Marketable securities are stated at market value with unrealized gains and losses reported in a separate component of shareholders' equity. At June 30, 2000, marketable securities reflected the market value of the common stock of two publicly owned corporations which were obtained by the Company at no cost.

NOTE D - CONTINGENT LIABILITIES

As disclosed in the financial statements for the year ended December 31, 1999, the Company was contingently liable for certain obligations amounting to $12,425,000.

NOTE E - DISTRIBUTIONS PAID TO COMMON SHAREHOLDERS

On February 21, 2000, the Company paid a dividend of $0.58 per share to shareholders of record on February 1, 2000. This dividend related to the period from October 1, 1999 through December 31, 1999.

On May 22, 2000, the Company paid a dividend of $0.585 per share to shareholders of record on May 2, 2000. This dividend related to the period from January 1, 2000 to March 31, 2000.

NOTE F - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            Three months ended June 30           Six months ended June 30
                                                         ---------------------------------    --------------------------------
                                                                2000             1999                2000              1999
                                                             ---------        ---------           ---------        --------

Numerator for basic and diluted earnings per
share-income available to common shareholders                $  14,587       $   15,787           $  29,344        $  32,006
                                                             =========       ==========           =========        =========

Denominator for basic earnings per share -
weighted average shares                                         28,384           28,145              28,350           28,111

Effect of dilutive securities:
     Employee stock options                                          -               95                   -              120
     Nonvested restricted shares                                   229              200                 229              200
                                                             ---------       ----------           ---------        ---------

Dilutive potential common shares                                   229              295                 229              320
                                                             ---------       ----------           ---------        ---------

Denominator for diluted earnings per share -
adjusted weighted average shares                                28,613           28,440              28,579           28,431
                                                             =========       ==========           =========        =========

Basic earnings per share                                     $     .51       $      .56           $    1.04        $    1.14

Diluted earnings per share                                   $     .51       $      .56           $    1.03        $    1.13

The diluted earnings per share calculation excludes the dilutive effect of 1,813,000 and 179,000 shares for 2000 and 1999, respectively because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company's net real estate investments totaled $1,136,887,000, which included 159 assisted living facilities, 48 nursing facilities, six specialty care facilities and two behavioral care facilities. Depending upon the availability and cost of external capital, the Company anticipates making additional investments in health care related facilities. New investments are funded from temporary borrowings under the Company's line of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the line of credit arrangements, is expected to be provided through a combination of private and public offerings of debt and equity securities and the assumption of secured debt. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

During 1999 and the first half of 2000, the underperformance of publicly owned nursing home and assisted living companies, combined with the much publicized shift in equity funds flow from income-oriented investments to high-growth opportunities, impaired the stock valuations of all health care REITs. The availability of external capital is limited and expensive, constraining new investment activity and earnings growth. The Company believes the restrictive capital environment will continue until the prospects for the long-term care industry improve.

In October 1999, the Company announced a $200 million asset divestiture program, which is proceeding as planned. The Company believes the limited asset sales will strengthen the Company's portfolio and generate liquidity, enhancing the Company's balance sheet. This strategy should position the Company for new investment and growth opportunities in the future. The Company has received $138,000,000 in proceeds from these sales through June 30, 2000.

As of June 30, 2000, the Company had a total outstanding debt balance of $442,682,000 and shareholders' equity of $704,712,000 which represents a debt to equity ratio of 0.63 to 1.0, and a debt to total capitalization ratio of 0.39 to 1.0.

As of June 30, 2000, the Company had an unsecured revolving line of credit expiring March 31, 2001 in the amount of $175,000,000 bearing interest at the lender's prime rate or LIBOR plus 1.0%. In addition, the Company had an unsecured revolving line of credit in the amount of $25,000,000 bearing interest at the lender's prime rate expiring April 30, 2001. At June 30, 2000, under the Company's line of credit arrangements, available funding totaled $77,200,000.

As of June 30, 2000, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $380,319,000 of securities including debt, convertible debt, common and preferred stock. Depending upon market conditions, the Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 2000, were $33,927,000 as compared with 32,469,000 for the three months ended June 30, 1999. Revenue growth was generated primarily by increased rental income of $3,953,000 as a result of the completion of real property construction projects for which the Company began receiving rent and the purchase of properties previously financed by the Company. This offset a reduction in interest income of $1,950,000 due to the repayment of mortgage loans and the purchase of properties previously financed by the Company with mortgage loans.

Revenues for the six months ended June 30, 2000, were $68,754,000 as compared with $60,633,000 for the six months ended June 30, 1999, an increase of $8,121,000 or 13%. Revenue growth resulted primarily from the completion of real property construction projects for which the Company began receiving rent.

In addition, the Company recognized gains on sales of properties and prepayment fees of $451,000 and $574,000 for the three and six months ended June 30, 2000, respectively. These compare to the recognition of gains on sales of properties and prepayment fees of $550,000 and $1,361,000 for the three and six months ended June 30, 1999, respectively.

Expenses for the three months ended June 30, 2000, totaled $16,358,000, an increase of $2,953,000 from expenses of $13,405,000 for the same period in 1999. Expenses for the six months ended June 30, 2000 totaled $33,189,000, an increase of $9,970,000 from expenses of $23,219,000 for the same period in 1999. The increases in total expenses for the three and six month periods ended June 30, 2000 were related to an increase in interest expense and an additional expense associated with the provision for depreciation.

Interest expense for the three months ended June 30, 2000, was $8,581,000 as compared to $6,680,000 for the same period in 1999. For the six month period ended June 30, 2000, interest expense totaled $17,682,000 as compared to $10,949,000 for the same period in 1999. The increase in the 2000 periods were primarily due to higher average borrowings under the Company's lines of credit and long-term debt. Interest expense is offset by the amount of capitalized interest recorded.

The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. Capitalized interest for the three and six month periods in 2000 totaled $953,000, and $2,174,000, respectively, as compared with $1,982,000 and $5,141,000 for the same periods in 1999.

The provision for depreciation for the three and six month periods ended June 30, 2000 totaled $5,311,000 and $10,574,000, respectively, increases of $860,000 and $2,568,000 over the comparable periods in 1999 as a result of additional investments in properties owned directly by the Company.

General and administrative expenses for the three and six month periods ended June 30, 2000 totaled $1,930,000 and $3,830,000, respectively, as compared with $1,872,000 and $3,546,000 for the same periods in 1999. The expenses for the three and six month periods in 2000 were 5.69% and 5.56% of revenues as compared with 5.75% and 5.78% for the same periods in 1999.

Dividend expense, associated with the Company's outstanding preferred stock, for the three and six month periods ended June 30, 2000 totaled $3,376,000 and $6,738,000, respectively, as compared with $3,352,000 and $6,111,000 for the same periods in 1999.

As a result of the various factors mentioned above, net income available to common shareholders for the three and six month periods ended June 30, 2000 was $14,587,000, or $0.51 per diluted share, and $29,344,000, or $1.03 per diluted share, respectively, as compared with $15,787,000, or $0.56 per diluted share, and $32,006,000, or $1.13 per diluted share for the comparable periods in 1999.

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

The market value of the Company's long-term fixed rate borrowings is subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of the Company's senior unsecured notes at June 30, 2000 was $225 million. A 1% increase in interest rates would result in a decrease in fair value of the Company's senior unsecured notes by approximately $__ million.

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

At June 30, 2000, the Company's variable interest rate debt exceeded its variable interest rate assets, presenting an exposure to rising interest rates. The Company may or may not elect to use financial derivative instruments to hedge variable interest rate exposure. Such decisions are principally based on the Company's policy to match its variable rate investments with comparable borrowings, but is also based on the general trend in interest rates at the applicable dates and the Company's perception of future volatility of interest rates.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Health Care REIT, Inc. was duly called and held on May 4, 2000 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Company's management and Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the management's nominees for election as directors as listed in the Proxy Statement, and all such nominees were elected.

Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

          Proposal #1 - The election of three directors:

                          Nominee                 For             Withheld
                   ---------------------    ---------------    --------------
                   Pier C. Borra              28,217,613           293,755
                   George L. Chapman          28,223,373           287,995
                   Sharon M. Oster            28,185,423           325,945


          Proposal #2 - The ratification of the appointment of Ernst &
                        Young LLP as independent auditors for the fiscal year 2000:

                   For                                      28,289,132
                   Against                                      94,949
                   Abstain                                     127,287

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On April 18, 2000 the Company issued a press release in which it announced an increase in quarterly dividend.

On April 26, 2000, the Company issued a press release in which it announced first quarter 2000 operating results.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  27       Financial Data Schedule
                  99.1     Press release dated April 18, 2000
                  99.2     Press release dated April 26, 2000


          (b)     Reports on Form 8-K

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HEALTH CARE REIT, INC.



Date:     August 14, 2000                 By: /S/ GEORGE L. CHAPMAN
     -----------------------                 ---------------------------
                                          George L. Chapman,
                                          Chairman, Chief Executive Officer and
                                          President



Date:     August 14, 2000                 By: /S/ RAYMOND W. BRAUN
     -----------------------                 -------------------------
                                          Raymond W. Braun,
                                          Chief Financial Officer




Date:     August 14, 2000                 By: /S/ MICHAEL A. CRABTREE
     -----------------------                 ---------------------------
                                          Michael A. Crabtree,
                                          Chief Accounting Officer

                                  EXHIBIT INDEX

The following documents are included in this Form 10-Q as Exhibits:

                 DESIGNATION
                 NUMBER UNDER
                 ITEM 601 OF
                 REGULATION S-K               EXHIBIT DESCRIPTION
                 --------------          -----------------------------

                       27                Financial Data Schedule

                       99.1              Press release dated April 18, 2000

                       99.2              Press release dated April 26, 2000