Form 10-Q
period 2000-09-30
HEALTH CARE REIT INC /DE/
filed 2000-10-31
CIK 766704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended              SEPTEMBER 30, 2000
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File number 1-8923

                             HEALTH CARE REIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         34-1096634
-----------------------------                       ---------------------------
(State or jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio                          43604
-------------------------------------               ---------------------------
(Address of principal executive office)                    (Zip Code)

(Registrant's telephone number, including area code)          (419) 247-2800
                                                    ----------------------------
________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ]. No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 2000.

                 Class: Shares of Common Stock, $1.00 par value
                       Outstanding 28,693,011 shares

                             HEALTH CARE REIT, INC.

                                      INDEX

                                                                          Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets - September 30, 2000
          and December 31, 1999                                             3

          Consolidated Statements of Income - Three
          and nine months ended September 30, 2000 and 1999                 4

          Consolidated Statements of Shareholders'
          Equity - Nine months ended September 30, 2000
          and 1999                                                          5

          Consolidated Statements of Cash Flows -
          Nine months ended September 30, 2000 and 1999                     6

          Notes to Unaudited Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk        11

PART II.  OTHER INFORMATION

Item 5.   Other Information                                                11

Item 6.   Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                 12

EXHIBIT INDEX                                                              13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                           SEPTEMBER 30               DECEMBER 31
                                                                               2000                      1999
                                                                            (UNAUDITED)                 (NOTE)
                                                                           -----------                -----------
ASSETS                                                                                  (IN THOUSANDS)
Real estate investments:
   Real property owned:
   Land                                                                    $    71,289                $    73,234
   Buildings & improvements                                                    739,437                    730,337
   Construction in progress                                                     23,744                     58,954
                                                                           -----------                -----------
                                                                               834,470                    862,525
   Less accumulated depreciation                                               (46,820)                   (35,746)
                                                                           -----------                -----------
       Total real property owned                                               787,650                    826,779

   Loans receivable
       Real property loans                                                     314,570                    401,019
       Subdebt investments                                                      27,551                     19,511
                                                                           -----------                -----------
                                                                               342,121                  1,247,309
   Less allowance for loan losses                                               (6,337)                    (5,587)
                                                                           -----------                -----------
       Net real estate investments                                           1,123,434                  1,241,722

Other Assets:
     Equity investments                                                          5,556                      6,713
     Cash and cash equivalents                                                   3,516                      2,129
     Deferred loan expenses                                                      3,065                      3,311
     Receivables and other assets                                               26,712                     17,296
                                                                           -----------                -----------
                                                                                38,849                     29,449
                                                                           -----------                -----------
TOTAL ASSETS                                                               $ 1,162,283                $ 1,271,171
                                                                           ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit obligations                           $   118,850                $   177,500
     Senior unsecured notes                                                    255,000                    290,000
     Secured debt                                                               64,867                     71,342
     Accrued expenses and other liabilities                                     20,554                     25,333
                                                                           -----------                -----------
TOTAL LIABILITIES                                                              459,271                    564,175

Shareholders' equity:
     Preferred stock                                                           150,000                    150,000
     Common stock                                                               28,691                     28,532
     Capital in excess of par value                                            526,307                    524,204
     Undistributed net income                                                    2,001                      8,883
     Accumulated other
         comprehensive income (loss)                                              (715)                       593
     Unamortized restricted stock                                               (3,272)                    (5,216)
                                                                           -----------                -----------
TOTAL SHAREHOLDERS' EQUITY                                                     703,012                    706,996
                                                                           -----------                -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 1,162,283                $ 1,271,171
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

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30                      SEPTEMBER 30
                                                                2000           1999             2000             1999
                                                            -------------------------         -------------------------
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
     Rental income                                          $ 22,266         $ 19,554         $ 65,984         $ 51,828
     Interest income                                           9,695           12,419           31,408           36,502
     Commitment fees and other income                          1,390            1,280            4,657            4,898
     Prepayment fees                                               0              907               57            1,565
                                                            --------         --------         --------         --------
              Total revenues                                  33,351           34,160          102,106           94,793

EXPENSES:
     Interest expense                                          8,411            7,733           26,093           18,682
     Loan expense                                                276              242              879              660
     Provision for depreciation                                5,985            4,608           16,558           12,614
     Provision for losses                                        250              150              750              450
     General and administrative expenses                       1,823            1,881            5,654            5,427
                                                            --------         --------         --------         --------
              Total expenses                                  16,745           14,614           49,934           37,833
                                                            --------         --------         --------         --------

Net income before gain on sale of
     properties                                               16,606           19,546           52,172           56,960

Gain on sale of properties                                       555                0            1,072              703
                                                            --------         --------         --------         --------

Net Income                                                    17,161           19,546           53,244           57,663

Preferred stock dividends                                      3,376            3,351           10,114            9,462
                                                            --------         --------         --------         --------

Net Income Available to
     Common Shareholders                                    $ 13,785         $ 16,195         $ 43,130         $ 48,201
                                                            ========         ========         ========         ========

Average number of common shares outstanding:
         Basic                                                28,507           28,196           28,460           28,141
         Diluted                                              28,650           28,418           28,603           28,403

Net income per share:
         Basic                                              $   0.48         $   0.57         $   1.52         $   1.71
         Diluted                                                0.48             0.57             1.51             1.70

Dividends declared and paid per
     common share                                           $  0.585         $  0.570         $  1.750         $  1.695

See notes to unaudited consolidated financial statements

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

   HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                    Nine months ended September 30, 2000
                                        --------------------------------------------------------------------------------------------
                                                               Capital In    Unamortized                     Accum. Other
                                         Preferred    Common    Excess of    Restricted     Undistributed   Comprehensive
In thousands                              Stock       Stock     Par Value       Stock        Net Income         Income        Total
                                        --------------------------------------------------------------------------------------------

Balance at beginning of period           $150,000     28,532     $524,204     $(5,216)      $   8,883        $    593      $706,996

Comprehensive income:
   Net income                                                                                  53,244                        53,244
   Unrealized losses on securities                                                                               (591)         (591)
   Foreign currency translation
      adjustment                                                                                                 (717)         (717)
                                                                                                                           --------


Comprehensive income                                                                                                         51,936

Proceeds from issuance of common
   stock from dividend reinvestment and
   stock incentive plans, net of                         159        2,103       1,085                                         3,347
   forfeitures

Restricted stock amortization                                                     859                                           859

Cash dividends paid                                                                           (60,126)                      (60,126)
                                         --------    -------     --------     --------      ----------       ---------     --------

Balance at end of period                 $150,000    $28,691     $526,307     $(3,272)      $   2,001        $   (715)     $703,012
                                         ========    =======     ========     ========      =========        =========     ========


                                                                    Nine months ended September 30, 1999
                                        --------------------------------------------------------------------------------------------
                                                               Capital In   Unamortized                    Accum. Other
                                         Preferred    Common   Excess of     Restricted   Undistributed   Comprehensive
                                          Stock        Stock   Par Value       Stock       Net Income         Income         Total
                                        --------------------------------------------------------------------------------------------

Balance at beginning of period           $75,000     $28,240     $520,692     $(4,589)      $  10,434        $  3,982      $633,759

Comprehensive income:
   Net income                                                                                  57,663                        57,663
   Unrealized losses on securities                                                                             (2,848)       (2,848)
                                                                                                                           --------
   Foreign currency translation
      adjustment                                                                                                 (259)         (259)
                                                                                                                           --------


Comprehensive income                                                                                                         54,556

Proceeds from issuance of common
   stock from dividend reinvestment and
   stock incentive plans, net of
   forfeitures                                           173        3,820         172                                         4,165

Proceeds from sale of Preferred           75,000                   (2,455)                                                   72,545
Stock

Restricted stock amortization                                                     556                                           556

Cash dividends paid                                                                           (57,455)                      (57,455)
                                         --------    -------     --------     -------      ----------       ---------     ---------

Balance at end of period                 $150,000    $28,413     $522,057     $(3,861)      $  10,642        $    875      $708,126
                                         ========    =======     ========     =======      ==========       =========     =========


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                                             NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                             2000             1999
                                                                                         -----------------------------
                                                                                                       (IN THOUSANDS)

OPERATING ACTIVITIES
  Net income                                                                             $  53,244           $  57,663
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                                            16,751              12,774
      Provision for losses                                                                     750                 450
      Amortization                                                                           1,737               1,397
      Loan and commitment fees earned (more) less than cash received                        (1,154)              1,001
      Direct financing lease income less than cash received                                   --                    60
      Rental income in excess of cash received                                              (4,396)             (4,983)
      Interest and other income in excess of cash received                                    (235)               (196)
      Increase/(decrease) in accrued expenses and other liabilities                         (3,623)              2,581
      Increase in receivables and other assets                                              (4,554)               (881)
                                                                                         ---------           ---------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                                       58,520              69,866

INVESTING ACTIVITIES

  Investment in real properties                                                            (37,833)           (189,541)
  Investment in loans receivable                                                           (14,478)            (47,940)
  Other investments, net                                                                   (10,955)             (4,754)
  Principal collected on loans                                                              57,147              42,061
  Proceeds from sale of properties                                                         107,182               9,255
  Other                                                                                       (659)               (384)
                                                                                         ---------           ---------
          NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                            100,404            (191,303)

FINANCING ACTIVITIES

  Net payments under line of credit arrangements                                           (58,650)              6,550
  Principal payments on long-term obligations                                              (41,475)                (64)
  Net proceeds from the issuance of Common Stock                                             3,347               3,993
  Net proceeds from the issuance of Preferred Stock                                           --                72,545
  Proceeds from issuance of Senior Notes                                                      --                50,000
  Proceeds from issuance of Secured Debt                                                      --                54,000
  Increase in deferred loan expense                                                           (633)             (1,622)
  Cash distributions to shareholders                                                       (60,126)            (57,455)
                                                                                         ---------           ---------
          NET CASH PROVIDED FROM (USED IN)FINANCING ACTIVITIES                            (157,537)            127,947
                                                                                         ---------           ---------

Increase in cash and cash equivalents                                                        1,387               6,510

Cash and cash equivalents at beginning of period                                             2,129               1,269
                                                                                         ---------           ---------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   3,516           $   7,779
                                                                                         =========           =========

Supplemental Cash Flow Information -- Interest Paid                                      $  22,774           $  22,541
                                                                                         =========           =========

See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily an indication of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - REAL ESTATE INVESTMENTS

During the nine months ended September 30, 2000, the Company invested $14,856,000 in real property, made construction advances of $27,833,000 and funded $11,012,000 of equity related investments. During the nine months ended September 30, 2000, the Company sold $107,182,000 of real property, received principal payments on real estate mortgages of $57,147,000 and had net advances on working capital loans of $9,674,000.

With respect to the above-mentioned construction advances, funding for construction in progress in connection with thirteen properties owned directly by the Company totaled $23,114,000, and funding associated with six construction loans represented $4,719,000. During the nine months ended September 30, 2000, six of the construction properties in progress with an investment balance of $45,506,000 completed the construction phase of the Company's investment process and were converted to permanent operating leases. Also, during the nine months ended September 30, 2000, three of the construction loans with an investment balance of $10,690,000 completed the construction phase of the Company's investment process and were converted to investments in permanent mortgage loans.

NOTE C - EQUITY INVESTMENTS

Management determines the appropriate classification of an equity investment at the time of acquisition and reevaluates such designation as of each balance sheet date. Equity investments include direct investments and marketable securities. Direct investments are stated at historical cost. At September 30, 2000, direct investments included the preferred stock of one private corporation, and a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe. Marketable securities are stated at market value with unrealized gains and losses reported in a separate component of shareholders' equity. At September 30, 2000, marketable securities reflected the market value of the common stock of two publicly owned corporations which were obtained by the Company at no cost.

NOTE D - CONTINGENT LIABILITIES

As disclosed in the financial statements for the year ended December 31, 1999, the Company was contingently liable for certain obligations amounting to $11,945,000.

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

On August 21, 2000, the Company paid a dividend of $0.585 per share to shareholders of record on August 1, 2000. This dividend related to the period from April 1, 2000 to June 30, 2000.

NOTE F - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                              Three months ended                   Nine months ended
                                                                 September 30                        September 30
                                                       ---------------------------------    -----------------------------
                                                             2000             1999             2000              1999
                                                            -------          -------          -------          -------

Numerator for basic and diluted earnings per
share-income available to common shareholders               $13,785          $16,195          $43,130          $48,201
                                                            =======          =======          =======          =======

Denominator for basic earnings per share -
weighted average shares                                      28,507           28,196           28,460           28,141

Effect of dilutive securities:
     Employee stock options                                    --                 24             --                 64
     Nonvested restricted shares                                143              198              143              198
                                                            -------          -------          -------          -------

Dilutive potential common shares                                143              222              143              262
                                                            -------          -------          -------          -------

Denominator for diluted earnings per share -
adjusted weighted average shares                             28,650           28,418           28,603           28,403
                                                            =======          =======          =======          =======

Basic earnings per share                                    $  0.48          $  0.57          $  1.52          $  1.71

Diluted earnings per share                                  $  0.48          $  0.57          $  1.51          $  1.70

The diluted earnings per share calculation excludes the dilutive effect of 1,813,000 and 932,000 shares for the nine months ended September 30, 2000 and 1999, respectively because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

NOTE G - NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Investments and Hedging Activities," which is effective January 1, 2001. Under the Statement, all financial instruments meeting the definition of a derivative will be carried at fair value. The Company currently has no derivative instruments nor has engaged in any hedging activities. As a result, the Company does not anticipate this Statement having an effect on the Company at this time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company's net real estate investments totaled $1,123,434,000, which included 154 assisted living facilities, 47 nursing facilities, six specialty care facilities and two behavioral care facilities. Depending upon the availability and cost of external capital, the Company anticipates making additional investments in health care related facilities. New investments are funded from temporary borrowings under the Company's line of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the line of credit arrangements, is expected to be provided through a combination of private and public offerings of debt and equity securities and the assumption of secured debt. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

During 1999 and 2000, the underperformance of publicly owned nursing home and assisted living companies, combined with the much publicized shift in equity funds flow from income-oriented investments to high-growth opportunities, impaired the stock valuations of all health care REITs. The availability of external capital is limited and expensive, constraining new investment activity and earnings growth. The Company believes the restrictive capital environment will continue until the prospects for the long-term care industry improve.

In October 1999, the Company announced a $200 million asset divestiture program, which is proceeding as planned. The Company believes the limited asset sales and loan prepayments will strengthen the Company's portfolio and generate liquidity, enhancing the Company's balance sheet. This strategy should position the Company for new investment and growth opportunities in the future. The Company has received $161,000,000 in proceeds from these divestitures through September 30, 2000.

As of September 30, 2000, the Company had a total outstanding debt balance of $438,717,000 and shareholders' equity of $703,012,000 which represents a debt to equity ratio of .62 to 1.0, and a debt to total capitalization ratio of .38 to 1.0.

As of September 30, 2000, the Company had an unsecured revolving line of credit expiring March 31, 2001 in the amount of $175,000,000 bearing interest at the lender's prime rate or LIBOR plus 1.0%. In addition, the Company had an unsecured revolving line of credit in the amount of $25,000,000 bearing interest at the lender's prime rate expiring April 30, 2001. At September 30, 2000, under the Company's line of credit arrangements, available funding, subject to customary lending conditions, totaled $81,150,000.

As of September 30, 2000, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $380,319,000 of securities including debt, convertible debt, common and preferred stock. Depending upon market conditions, the Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

RESULTS OF OPERATIONS

Revenues were comprised of the following:

                                 Three months ended                            Year to date through
                              ---------------------            Change          --------------------              Change
                              Sept. 30,    Sept. 30,    -------------------    Sept. 30,    Sept. 30,     ------------------
                                2000         1999           $            %       2000          1999           $           %
                              --------     --------     --------      -----     --------     --------     --------      ----

(000's)

Rental income                 $ 22,266     $ 19,554     $  2,712        14%     $ 65,984     $ 51,828     $ 14,156       27%
Interest income                  9,695       12,419       (2,724)      -22%       31,408       36,502       (5,094)     -14%
Commitment fees and
     other income                1,390        1,280          110         9%        4,657        4,898         (241)      -5%
Prepayment fees                      0          907         (907)     -100%           57        1,565       (1,508)     -96%
                              --------     --------     -------------------     --------     --------     ------------------

Total                         $ 33,351     $ 34,160     $   (809)       -2%     $102,106     $ 94,793     $  7,313        8%
                              ========     ========     ===================     ========     ========     ==================

For the three months ended September 30, 2000 ("the three month period"), the Company generated increased rental income as a result of the completion of real property construction projects for which the Company began receiving rent and the purchase of properties previously financed by the Company. This offset a reduction in interest income due to the repayment of mortgage loans and the purchase of properties previously financed by the Company with mortgage loans. Revenue growth for the nine months ended September 30, 2000 ("the year-to-date period"), resulted primarily from the completion of real property construction projects for which the Company began receiving rent.

Expenses were comprised of the following:


                                 Three months ended                            Year to date through
                              ---------------------            Change          --------------------              Change
                              Sept. 30,    Sept. 30,    -------------------    Sept. 30,    Sept. 30,     ------------------
                                2000         1999           $            %       2000          1999           $           %
                              --------     --------     --------      -----     --------     --------     --------      ----
(000's)

Interest expense             $   8,411     $  7,733      $   678          9%    $ 26,093     $ 18,682      $  7,411       40%
Loan expense                       276          242           34         14%         879          660           219       33%
Provision for
     depreciation                5,985        4,608        1,377         30%      16,558       12,614         3,944       31%
Provision for losses               250          150          100         67%         750          450           300       67%
General and
     admin. expenses             1,823        1,881          (58)        -3%       5,654        5,427           227        4%
                              --------     --------      -------------------     -------     --------      ------------------


Total                         $ 16,745     $ 14,614      $ 2,131         15%    $ 49,934     $ 37,833      $12,101        32%
                              ========     ========      ===================    ========     ========      ==================

The increase in interest expense for the 2000 periods were primarily due to higher average interest rates on the Company's lines of credit and secured debt and a reduction in the amount of capitalized interest offsetting interest expense. The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. Capitalized interest for the three month and year-to-date periods totaled $603,000, and $1,913,000, respectively, as compared with $2,777,000 and $7,054,000 for the same periods in 1999.

The provision for depreciation increased over the comparable periods in 1999 as a result of additional investments in properties owned directly by the Company.

General and administrative expenses for the three month and year-to-date periods were 5.38% and 5.48% of revenues as compared with 5.50% and 5.68% for the same periods in 1999.

Other items:

                                 Three months ended                            Year to date through
                              ---------------------            Change          --------------------              Change
                              Sept. 30,    Sept. 30,    -------------------    Sept. 30,    Sept. 30,     ------------------
                                2000         1999           $            %       2000          1999           $           %
                              --------     --------     --------      -----     --------     --------     --------      ----
(000's)
Other items:
Gain on sales of
   properties                 $   555     $     0      $   555         100%     $ 1,072      $   703      $   369        52%
Preferred dividends             3,376       3,351           25           1%      10,114        9,462          652         7%

As a result of the various factors mentioned above, net income available to common shareholders for the three month and year-to-date periods was $13,785,000, or $0.48 per diluted share, and $43,130,000, or $1.51 per diluted share, respectively, as compared with $16,195,000, or $0.57 per diluted share, and $48,201,000, or $1.70 per diluted share for the comparable periods in 1999.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This report on Form 10-Q of the Company includes forward looking statements that reflect the Company's current view with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially form those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government regulations, including changes in Medicare and Medicaid payment levels, changes in the healthcare industry, deterioration of the operating results or financial condition, including bankruptcies, of the Company's tenants and borrowers, the ability of the Company to attract new operators for certain facilities, the amount of any additional investments, access to capital markets and changes in the ratings of the Company's debt securities. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information on the Company's exposure to various market risks, see the discussion in the Company's annual report on Form 10-K for the year ended December 31, 1999.


                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On July 10, 2000, the Company issued a press release in which it announced two key promotions.

On July 18, 2000, the Company issued a press release in which it announced second quarter 2000 operating results.

On July 19, 2000, the Company issued a press release in which it announced the appointment of Charles J. Herman, Jr. as Vice President of Operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  27       Financial Data Schedule
                  99.1     Press release dated July 10, 2000
                  99.2     Press release dated July 18, 2000
                  99.3     Press release dated July 19, 2000


          (b)     Reports on Form 8-K

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HEALTH CARE REIT, INC.



Date:   October 31, 2000                   By: /S/      GEORGE L. CHAPMAN
     -----------------------                  ---------------------------
                                           George L. Chapman,
                                           Chairman, Chief Executive Officer and
                                           President



Date:   October 31, 2000                   By: /S/     RAYMOND W. BRAUN
     -----------------------                  -------------------------
                                           Raymond W. Braun,
                                           Chief Financial Officer




Date:   October 31, 2000                   By: /S/    MICHAEL A. CRABTREE
     -----------------------                  ---------------------------
                                           Michael A. Crabtree,
                                           Chief Accounting Officer

                                  EXHIBIT INDEX

The following documents are included in this Form 10-Q as Exhibits:

                 DESIGNATION
                 NUMBER UNDER
                 ITEM 601 OF
                REGULATION S-K              EXHIBIT DESCRIPTION
                --------------            -----------------------

                       27                 Financial Data Schedule

                       99.1               Press release dated July 10, 2000

                       99.2               Press release dated July 18, 2000

                       99.3               Press release dated July 19, 2000