Form 10-K
period 2000-12-31
HEALTH CARE REIT INC /DE/
filed 2001-03-26
CIK 766704

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


  For the fiscal year ended DECEMBER 31, 2000       Commission File No. 1-8923

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
                                            Yes    X        No
                                                 -----         ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of voting common stock held by non-affiliates of the Registrant on March 21, 2001 was $582,928,000 based on the reported closing sales price of such shares on the New York Stock Exchange for that date. As of March 21, 2001, there were 28,879,061 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the annual shareholders' meeting to be held May 3, 2001, are incorporated by reference into
Part III.

                             HEALTH CARE REIT, INC.
                          2000 FORM 10-K ANNUAL REPORT


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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K...........................................34

                                     PART I
ITEM 1. BUSINESS

GENERAL

Health Care REIT, Inc. (the "Company") is a self-administered real estate investment trust that invests in health care facilities, primarily nursing homes and assisted living facilities. The Company also invests in specialty care facilities. As of December 31, 2000, long-term care facilities, which include nursing homes and assisted living facilities, comprised approximately 92% of the investment portfolio. Founded in 1970, the Company was the first real estate investment trust to invest exclusively in health care facilities.

As of December 31, 2000, the Company had $1,139,225,000 of real estate investments, inclusive of credit enhancements, in 205 facilities located in 34 states and managed by 38 different operators. At that date, the portfolio included 150 assisted living facilities, 47 nursing homes, six specialty care facilities, and two behavioral care facilities. At December 31, 2000, the Company had approximately $14,663,000 in unfunded commitments.

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

PORTFOLIO OF PROPERTIES

The following table reflects the diversification of the Company's portfolio as of December 31, 2000:

                                      Percentage         Number           Number        Investment         Number           Number
     Type of         Investments          of               of            of Beds/        Per Bed/            of               of
     Facility            (1)           Portfolio       Facilities         Units          Unit(2)        Operators(3)      States(3)
     --------            ---           ---------       ----------         -----          --------       -------------     ----------
                    (In thousands)

Assisted Living
Facilities            $ 749,333           66%              150            10,150          $75,271             23               29

Nursing Homes           299,365           26%               47             6,625           45,187             15               14

Specialty Care
Facilities               82,918            7%                6               708          117,186              3                5

Behavioral Care
Facilities                7,609            1%                2               294           25,881              1                1
                      ---------         -----              ---            ------          -------

Totals                $1,139,225         100%              205            17,777
                      ==========         ====              ===            ======

--------------------------

(1) Investments include real estate investments and credit enhancements which amounted to $1,127,280,000 and $11,945,000, respectively.

(2) Investment Per Bed/Unit was computed by using the total investment amount of $1,153,888,000 which includes real estate investments, unfunded commitments for which initial funding has commenced, and credit enhancements which total $1,127,280,000, $14,663,000 and $11,945,000, respectively.

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

   Assisted Living Facilities

Assisted living facilities provide services to aid in everyday living, such as bathing, meals, security, transportation, recreation, medication supervision and limited therapeutic programs. More intensive medical needs of the resident are often met within assisted living facilities by home health providers, close coordination with the resident's physician and skilled nursing facilities. Assisted living facilities represent lower cost, less institutional alternatives for the health problems of the elderly or medically frail.

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

The Company's investments primarily take the form of operating lease transactions and permanent mortgage loans. Construction financing is provided, but only as a part of a permanent operating lease or mortgage financing. Substantially all of the Company's investments are designed with escalating rate structures. The Company's policy is to structure long term financings to maximize returns. Depending upon market conditions, the Company believes that appropriate new investments will be available in the future with substantially the same spreads over its costs of borrowing.

Operating leases and mortgage loans are normally secured by guarantees and/or letters of credit. As of December 31, 2000, letters of credit from commercial banks and cash deposits aggregating $30,767,000 were available to the Company as security for operating lease and mortgage loan obligations. In addition, the leases and loans are generally cross-defaulted and the loans are cross-collateralized with any other mortgage loans, leases, or other agreements between the operator or any affiliate of the operator and the Company.

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

For certain investments, the Company receives warrants or other similar equity instruments that provide the Company with an opportunity to share in an operator's enterprise value. As of December 31, 2000, the Company had warrants from 14 operators to purchase their common stock or partnership interest. None of the warrants are publicly traded.

In connection with investments in two operators, the Company also received warrants that were converted into shares of common stock. As of December 31, 2000, those shares of common stock were recorded on the Company's balance sheet at a value of $130,000.

   Operating Leases

Each facility, which includes the land, buildings, improvements and related rights (the "Leased Properties") owned by the Company is leased to a health care provider pursuant to a long-term lease (collectively, the "Leases"). The Leases generally have a fixed term of 10 to 15 years and contain multiple five to 10-year renewal options. Each Lease is a triple net lease requiring the lessee to pay rent and all additional charges incurred in the operation of the Leased Property. The lessees are required to repair, rebuild and maintain the Leased Properties.

The net value of the Company's completed leased properties aggregated approximately $792,011,000 at December 31, 2000. The base rents range from approximately 8.0% to 16.1% per annum of the Company's net book value in the leased properties. The rental yield to the Company from Leases depends upon a number of factors including the initial rent charged, any rental adjustments and the amount of the commitment fee charged at the inception of the transaction. The base rents for the renewal periods are generally fixed rents set at a spread above the Treasury yield for the corresponding period.

   Permanent Mortgage Loans

The Company's investments in permanent mortgage loans are structured to provide the Company with interest income, principal amortization and commitment fees. Virtually all of the approximately $301,321,000 of permanent mortgage loans as of December 31, 2000, were first mortgage loans.

The interest rate on the Company's investments in permanent mortgage loans for operating facilities ranges from 8.7% to 14.6% per annum on the outstanding balances. The yield to the Company on permanent mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan and any interest rate adjustments.

The permanent mortgage loans for operating facilities made through December 31, 2000, are generally subject to seven to 10-year terms with 25-year amortization schedules that provide for a balloon payment of the outstanding principal balance at the end of the term. Generally, the permanent mortgage loans provide five to seven years of prepayment protection.

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

At December 31, 2000, the Company had outstanding construction financings of $16,028,000 ($11,976,000 leased properties and $4,052,000 mortgage loans) and was committed to providing additional financing of approximately $14,663,000 to complete construction.

   Subdebt Investments

Subdebt investments represent debt instruments in operators of facilities that have been financed by the Company. Generally, these instruments are for five to seven-year terms with interest at 11% to 15%. At December 31, 2000, the Company had provided subdebt financing to six operators.

   Equity Investments

Management determines the appropriate classification of an equity investment at the time of acquisition and reevaluates such designation as of each balance sheet date. At December 31, 2000, equity investments included the common stock of a corporation, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe.

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

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for possible loan losses that is evaluated quarterly to determine its adequacy. See Notes 1 and 5 of Notes to Financial Statements. At December 31, 2000, the total allowance of $5,861,000 was not allocated to any specific properties. The Company believes that its allowance is adequate.

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

EMPLOYEES

As of December 31, 2000, the Company employed 22 full-time employees.

CERTAIN GOVERNMENT REGULATIONS

The Company invests in assisted living facilities (approximately two-third of investments), nursing facilities (approximately one-quarter of investments) and hospitals. All of these are single purpose health care facilities. The Company's customers must comply with the licensing requirements of federal, state and local health agencies, and with the requirements of municipal building codes, health codes, and local fire departments. In granting and renewing a facility's license, the state health agency considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and clinical staffs, the quality of health care programs and compliance with applicable laws.

The remainder of the discussion in this section relates to only nursing facilities and hospitals. Nursing facilities and hospitals receive a substantial portion of their revenues from the federal Medicare program and state Medicaid programs; therefore, the Company's revenues may be indirectly affected by changes in these programs. The amount of program payments can be changed by legislative or regulatory actions and by determinations by agents for the programs. Since Medicaid programs are funded by both the states and the federal government, the amount of payments can be affected by changes at either the state or federal level. There is no assurance that payments under these programs will remain at levels comparable to present levels or be sufficient to cover costs allocable to these patients.

Under Medicare and Medicaid programs, acute care hospitals are generally paid a fixed amount per discharge (based on the patient's diagnosis) for inpatient services. Behavioral and rehabilitation hospitals are generally paid on a cost basis, subject to limitations based on a "target amount" per discharge. The target amount is based on updates to the facility's costs per discharge in a base year. Medicare payment rules for such hospitals were changed effective October 1, 1997, to further limit reimbursable costs, reduce payment incentives for providers whose costs are below the target amount, and reduce capital-related payments by 15%. The target amount for any facility is now capped at the 75th percentile of the target amounts for facilities of the same type. For new facilities, the target is 110% of the median costs per discharge of similar hospitals. In addition, the target amount update is set at 0% for federal fiscal 1998. Depending on how the facility's costs per discharge compare to its target amount, increases thereafter range from 0% to the "market basket" percentage reflecting the inflation rate for costs of items purchased by similar facilities.

In addition, payments to rehabilitation hospitals and units will be based on fixed rates per discharge that vary according to the nature of the patient's condition. The new system is being phased in over three years beginning with the cost reporting year commencing after October 1, 2000.

Medicare and Medicaid programs have traditionally reimbursed nursing facilities for the reasonable direct and indirect allowable costs incurred in providing routine services (as defined by the programs), subject to certain cost ceilings. In 1998, the Medicare cost-based reimbursement system was replaced by a federal per diem rate based on the patient's condition, to be phased in over three years. New facilities were immediately paid based on the federal rate. The new per diem rate is the sole payment for both direct nursing care ("Part A services") and ancillary services that were previously billed separately from the cost-based reimbursement system ("Part B services"). Capital costs are also included in the per diem rate. Many states have also converted to a system based on prospectively determined fixed rates, which may be based in part on historical costs. The operations of long-term care companies have been negatively impacted by these changes in reimbursement, among other factors. Some of these companies have filed for bankruptcy protection. In 1999 and the first half of 2000, approximately 11% of nursing facilities in the United States filed for bankruptcy protection. A reduction in revenues could result in bankruptcy filings by significant customers of the Company. Furthermore, any failure by these customers to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

On December 21, 2000, the President signed legislation that provides additional payments for certain Medicare providers. The estimated increase in payments to skilled nursing facilities is $1.6 billion over 5 years.

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

Health care facilities also receive a substantial portion of their revenues from private insurance carriers, health maintenance organizations, preferred provider organizations, self-insured employees and other health benefit payment arrangements. Such payment sources increasingly pay facilities under contractual arrangements that include a limited panel of providers and/or discounted or other special payment arrangements, including arrangements that shift the risk of high utilization to the providers. A number of states have established rate-setting agencies that control inpatient health care facility rates, including private pay rates.

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

Nursing facilities compete with other sub-acute care providers, including rehabilitation centers and hospitals. Many of these providers have underutilized facilities and are converting some or all of their facilities into nursing facilities. Some of these entities operate on a tax-exempt basis, which gives them a capital cost advantage. Furthermore, some states have granted rest homes the ability to provide limited nursing care services.

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

Generally, for each taxable year during which the Company qualifies as a real estate investment trust, it will not be taxed on the portion of its taxable income (including capital gains) that is distributed to shareholders. Any undistributed income or gains will be taxed to the Company at regular corporate tax rates. Any undistributed net long-term capital gains taxed to the Company will be treated as having been distributed to the shareholders and will be included by them in determining the amount of their capital gains. The tax paid by the Company on those gains will be allocated among the shareholders and may be claimed as a credit on their tax returns. The shareholders will receive an increase in the basis of their shares in the Company equal to the difference between the capital gain income and the tax credit allocated to them. The Company will be subject to tax at the highest corporate rate on its net income from foreclosure property, regardless of the amount of its distributions. The highest corporate tax rate is currently 35%. The Company may elect to treat any real property it acquires by foreclosure as foreclosure property. This would permit the Company to hold such property until the end of the third taxable year following the year of acquisition without adverse consequences. With the consent of the Treasury Department, this period can be extended for up to three additional taxable years. Subject to certain limitations, the Company will also be subject to an additional tax equal to 100% of the net income, if any, derived from prohibited transactions. A prohibited transaction is defined as a sale or disposition of inventory-type property or property held by the Company primarily for sale to customers in the ordinary course of its trade or business, which is not property acquired on foreclosure.

The Company is subject to a nondeductible federal excise tax equal to 4% of the amount, if any, by which 85% of its ordinary income plus 95% of its capital gain net income (plus distribution deficiencies from prior years) exceeds distributions actually paid or treated as paid to shareholders during the taxable year, plus current year income upon which the Company pays tax and any overdistribution from prior years. Primarily as a result of large capital gains from the exercise of purchase options under leases, the Company did not satisfy this requirement in 1998 and incurred an excise tax of approximately $315,000 in that year. This requirement was met for 1999 and 2000.

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

  Recent Legislation

The Tax Relief Extension Act of 1999 included several modifications to the provisions of the Code governing the taxation of real estate investment trusts. Effective for tax years beginning after December 31, 2000, a REIT may not own more than ten percent of the outstanding voting securities of any issuer or more than ten percent of the total value of the outstanding securities of any issuer. Certain types of securities are not subject to these limitations and the limitations do not apply to certain securities owned on or before July 12, 1999. The revised asset limitation test must be satisfied at the end of each calendar quarter. The Company is currently in the process of reviewing its investment portfolio for compliance with these new standards. If it is determined that certain investments of the Company do not satisfy these tests, the terms of those investments will be restructured so that they do comply or a sufficient portion of those investments will be disposed of prior to March 31, 2001 to enable the Company to continue complying with the asset limitation tests.

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

SUBSIDIARIES AND AFFILIATES

The Company has formed subsidiaries in connection with its real estate transactions. As of December 31, 2000, the Company's wholly-owned subsidiaries consisted of the following entities:

                                           STATE OF ORGANIZATION                 DATE OF
NAME OF SUBSIDIARY                         AND TYPE OF ENTITY                    ORGANIZATION
------------------                         ------------------                    ------------

HCRI Pennsylvania Properties, Inc.         Pennsylvania corporation              November 1, 1993
HCRI Overlook Green, Inc.                  Pennsylvania corporation              July 9, 1996
HCRI Texas Properties, Inc.                Delaware corporation                  December 27, 1996
HCRI Texas Properties, Ltd.                Texas limited partnership             December 30, 1996
Health Care REIT International, Inc.       Delaware corporation                  February 11, 1998
HCN Atlantic GP, Inc.                      Delaware corporation                  February 20, 1998
HCN Atlantic LP, Inc.                      Delaware corporation                  February 20, 1998
HCRI Nevada Properties, Inc.               Nevada corporation                    March 27, 1998
HCRI Southern Investments I, Inc.          Delaware corporation                  June 11, 1998
HCRI Louisiana Properties, L.P.            Delaware limited partnership          June 11, 1998
HCN BCC Holdings, Inc.                     Delaware corporation                  September 25, 1998
HCRI Tennessee Properties, Inc.            Delaware corporation                  September 25, 1998
HCRI Limited Holdings, Inc.                Delaware corporation                  September 25, 1998
Pennsylvania BCC Properties, Inc.          Pennsylvania corporation              September 25, 1998
HCRI North Carolina Properties, LLC        Delaware limited liability company    December 10, 1999
HCRI Massachusetts Properties, Inc.        Delaware corporation                  March 17, 2000
HCRI Massachusetts Properties Trust        Massachusetts trust                   March 30, 2000
HCRI Indiana Properties, Inc.              Delaware corporation                  June 15, 2000
HCRI Indiana Properties, LLC               Indiana limited liability company     June 16, 2000
HCRI Holdings Trust                        Massachusetts trust                   September 9, 2000

ITEM 2. PROPERTIES

The Company's headquarters are currently located at One SeaGate, Suite 1500, Toledo, Ohio 43604. The following table sets forth certain information regarding the facilities that comprise the Company's investments as of December 31, 2000:

                                                                       (In thousands)
                                                                 -------------------------
                                                        Number
                                             Number       of
                                               of       Beds/       Total        Annualized
            Facility Location              Facilities   Units    Investment(1)   Income(2)
            -----------------              ----------   -----    -------------   ---------

SKILLED NURSING FACILITIES:
   Arizona............................           1          163  $    3,827       $    413
   California.........................           1          122       5,019            620
   Colorado...........................           1          180       5,915            638
   Florida............................           8          958      56,980          6,573
   Idaho..............................           3          393      21,073          2,253
   Illinois...........................           2          212      13,847          1,688
   Kentucky...........................           1           92       4,122            536
   Massachusetts......................          13        1,926     108,766         11,091
   Missouri...........................           1           98       6,847            771
   Ohio...............................           2          219       8,410          1,004
   Oklahoma...........................           2          575      17,940          1,795
   Oregon.............................           1          101       5,187            558
   Pennsylvania.......................           4          464      23,034          3,058
   Texas..............................           7        1,122      18,397          2,385
                                           -----------------------------------------------
    Total.............................          47        6,625     299,364         33,383
ASSISTED LIVING FACILITIES:
   Alabama............................           2          149  $   10,498       $    997
   Arizona............................           4          464      26,446          2,766
   California.........................           7          341      26,764          3,080
   Colorado...........................           1           50       3,890            369
   Connecticut........................           1           62      10,364            884
   Florida............................          18          896      73,222          7,900
   Georgia............................           4          361      36,389          4,133
   Illinois...........................           2          321       9,682            148
   Indiana............................           9          462      42,545          5,208
   Louisiana..........................           2          209      21,016          2,397
   Maryland...........................           5          431      21,890          2,440
   Massachusetts......................           1          130      10,553          1,210
   Minnesota..........................           1           78       6,354            724
   Montana............................           2          104       9,605          1,173
   Nevada.............................           3          294      27,990          3,305
   New Jersey.........................           2          400      26,539          3,162
   New Mexico.........................           2          158       7,554            871
   New York...........................           6          723      61,639          6,813
   North Carolina.....................           9          581      57,729          6,774
   Ohio...............................           8          664      43,600          5,224
   Oklahoma...........................          17          586      24,772          3,137
   Oregon.............................           2           70       9,424          1,102
   Pennsylvania.......................           4          237      19,933          2,431
   South Carolina.....................           5          230      20,531          2,377
   Tennessee..........................           4          194      14,950          1,778
   Texas..............................          26        1,788     106,792         12,190
   Utah...............................           1           57       7,764            849
   Virginia...........................           1           64       2,345            258
   Washington.........................           1           46       8,554            940
                                           -----------------------------------------------
    Total.............................         150       10,150     749,334         84,640
SPECIALTY CARE FACILITIES:
   Arkansas...........................           1           84  $   28,646       $  3,495
   California.........................           2          416      31,328          4,018
   Minnesota..........................           1            0          99             12
   Texas..............................           1           60      13,371          1,480
   Washington D.C.....................           1          148       9,474          1,185
                                           -----------------------------------------------
    Total.............................           6          708      82,918         10,190
BEHAVIORAL CARE FACILITIES:
   Florida............................           2          294  $    7,609       $    799

                                           -----------------------------------------------
    TOTAL ALL FACILITIES:.............         205       17,777  $1,139,225       $129,012
                                               ===       ======  ==========       ========

--------------------------
(1) Investments include real estate investments and credit enhancements which amounted to $1,127,280,000 and $11,945,000, respectively.

(2) Reflects contract rate of annual base rent or interest recognized or to be recognized upon completion of construction.

ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the periods indicated, the high and low prices of the Company's Common Stock on the New York Stock Exchange, as reported on the Composite Tape and dividends paid per share. There were 4,944 shareholders of record as of December 31, 2000.

                                                                     SALES PRICE                   DIVIDENDS
                                                                     -----------                   ---------
                                                                  HIGH           LOW                  PAID
                                                                  ----           ---                  ----

    2000
       First Quarter.......................................      $17.4375       $14.7500             $.580
       Second Quarter......................................       16.7500        13.8125              .585
       Third Quarter.......................................       19.2500        16.1875              .585
       Fourth Quarter......................................       18.2500        15.9400              .585

    1999
       First Quarter.......................................      $26.6250       $21.1875             $.560
       Second Quarter......................................       25.6250        20.7500              .565
       Third Quarter ......................................       23.8750        19.3125              .570
       Fourth Quarter......................................       20.0000        14.6875              .575

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2000, are derived from the audited consolidated financial statements of the Company.


                                                                      Year Ended December 31,
                                                 -------------------------------------------------------------
                                                             (In thousands, except per share data)


                                                     2000         1999         1998         1997         1996
                                                 --------     --------     --------     --------     --------
OPERATING DATA
Revenues ...................................     $136,954     $129,307     $ 97,992     $ 73,308     $ 54,402
Expenses:
  Interest expense .........................       34,622       26,916       18,030       15,365       14,635
  Provision for depreciation ...............       22,706       17,885       10,254        5,287        2,427
  General and administrative
    and other expenses (1) .................        9,570        8,868        7,399        6,178        5,856
  Loss on investment .......................        2,000          808
                                                 --------     --------     --------     --------     --------
Total expenses .............................       68,898       53,669       35,683       26,830       23,726
                                                 --------     --------     --------     --------     --------
Net income .................................       68,056       75,638       62,309       46,478       30,676
Preferred stock dividends ..................       13,490       12,814        4,160
                                                 --------     --------     --------     --------     --------
Net income available to common shareholders      $ 54,566     $ 62,824     $ 58,149     $ 46,478     $ 30,676
                                                 ========     ========     ========     ========     ========

OTHER DATA
Average number of common shares outstanding:
     Basic .................................       28,418       28,128       25,579       21,594       14,093
     Diluted ...............................       28,643       28,384       25,954       21,929       14,150

PER SHARE
Net income available to common shareholders:
     Basic .................................     $   1.92     $   2.23     $   2.27     $   2.15     $   2.18
     Diluted ...............................         1.91         2.21         2.24         2.12         2.17
Cash distributions per common share ........        2.335         2.27         2.19         2.08         2.11



                                                              ----------------------------------------------------------
                                                                                     (In thousands)
                                                               2000         1999         1998        1997       1996
                                                               ----         ----         ----        ----       ----
BALANCE SHEET DATA
Real estate investments, net..............................   $1,121,419   $1,241,722   $1,047,511   $716,193   $512,894
Total assets..............................................    1,156,904    1,271,171    1,073,424    734,327    519,831
Total debt................................................      439,752      538,842      418,979    249,070    184,395
Total liabilities.........................................      458,297      564,175      439,665    264,403    194,295
Total shareholders' equity................................      698,607      706,996      633,759    469,924    325,536

--------------------------
(1) General and administrative and other expenses include loan expense, provision for loan losses, and other operating expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company's net real estate investments totaled approximately $1,121,419,000, which included 150 assisted living facilities, 47 nursing facilities, six specialty care facilities and two behavioral care facilities. Depending upon the availability and cost of external capital, the Company anticipates making additional investments in health care related facilities. New investments are funded from temporary borrowings under the Company's line of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the line of credit arrangements, is expected to be provided through a combination of private and public offerings of debt and equity securities, and the assumption of secured debt. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

During 2000, the underperformance of publicly owned nursing home and assisted living companies, combined with the much publicized shift in equity funds flow from income-oriented investments to high-growth opportunities, impaired the stock valuations in the health care REIT sector. The availability of external capital is limited and expensive, constraining new investment activity and earnings growth. The Company believes the restrictive capital environment will continue until the prospects for the long-term care industry improve.

In October 1999, the Company announced a $200 million asset divestiture program. The limited asset dispositions were intended to strengthen the Company's portfolio and generate liquidity, enhancing the Company's balance sheet. During 2000, the Company received $173 million as a result of the asset disposition program. Included in these dispositions were $107 million of real property and $66 million of mortgage loans, which generated $1.7 million in gains and prepayment fees. These dispositions, along with cash flow from operations, provided the Company with the funds to pay $35 million of maturing senior note obligations, reduce the outstanding balances under the revolving line of credit arrangements from $177.5 million to $119.9 million, and fund additional investments.

During 2000, the Company invested $18,113,000 in real property, provided permanent mortgage and loan financings of $5,199,000, made construction advances of $33,957,000 and funded $15,523,000 of subdebt investments. As of December 31, 2000, the Company had approximately $14,663,000 in unfunded commitments.

During 2000, eight of the above-mentioned construction projects completed the construction phase of the Company's investment process and were converted to permanent real property investments, with an aggregate investment of $61,840,000, and three construction loans converted to permanent mortgage loans with an aggregate investment balance of $10,690,000.

As of December 31, 2000, the Company had shareholders' equity of $698,607,000 and a total outstanding debt balance of $439,752,000, which represents a debt to total capitalization ratio of .39 to 1.00.

As of December 31, 2000, the Company had an unsecured revolving line of credit expiring March 31, 2001, in the amount of $175,000,000 bearing interest at the lender's prime rate or LIBOR plus 1.0%. In addition, the Company had an unsecured revolving line of credit in the amount of $25,000,000 bearing interest at the lender's prime rate expiring April 30, 2001.

In January 2001, the Company extended its primary revolving line of credit through March 31, 2003. Under the terms of the extension, the total commitment was reduced from $175 million to $150 million and the effective interest rate was adjusted to the lender's prime rate or LIBOR plus 1.50%.

As of December 31, 2000, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $380,319,000 of securities including debt, convertible debt, common and preferred stock. Depending upon market conditions, the Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

RESULTS OF OPERATIONS DECEMBER 31, 2000 VS. DECEMBER 31, 1999

Revenues were comprised of the following:

                                   Year ended                 Change
                          ----------------------------   --------------
                          Dec. 31, 2000  Dec. 31, 1999       $      %
                          -------------  -------------   --------------
(in thousands)
Rental income ............     $ 88,312     $ 72,700     $ 15,612   21%
Interest income ..........       41,064       48,076       (7,012) -15%
Commitment fees and
     other income ........        5,837        6,263         (426)  -7%
Prepayment fees ..........           57        1,565       (1,508) -96%
                               --------     --------     --------------
Totals ...................     $135,270     $128,604     $  6,666    5%
                               ========     ========     ==============


The Company generated increased rental income as a result of the completion of real property construction projects for which the Company began receiving rent and the purchase of properties previously financed by the Company. This offsets a reduction in interest income due to the repayment of mortgage loans and the purchase of properties previously financed by the Company.

Expenses were comprised of the following:

                                         Year ended                     Change
                           ----------------------------------       --------------
                           Dec. 31, 2000        Dec. 31, 1999          $    %
                           -------------        -------------       --------------
(in thousands)
Interest expense            $     34,622         $     26,916       $ 7,706    29%
Provision for
     depreciation                 22,706               17,885         4,821    27%
Loss on investment                 2,000                    0         2,000    n/a
General and
     admin. expenses               7,405                7,359            46     1%
Loan expense                       1,165                  909           256    28%
Provision for losses               1,000                  600           400    67%
                            ------------         ------------       --------------
Totals                      $     68,898         $     53,669       $15,229    28%
                            ============         ============       ==============

The increase in interest expense from 1999 to 2000 was due to higher average interest rates on the Company's line of credit and secured debt and a reduction in the amount of capitalized interest offsetting interest expense.

The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. The Company's interest expense is reduced by the amount capitalized. Capitalized interest for the year ended December 31, 2000, totaled $3,079,000, as compared with $8,578,000 for the same period in 1999.

The provision for depreciation increased as a result of additional investment in properties owned directly by the Company.

In 2000, the Company restructured its investments with Summerville Health Care. As part of the restructuring agreement, Summerville agreed to permit the Company to re-lease 10 of its 11 facilities to new operators and repaid substantially all of the Company's subdebt investment. As part of Summerville's recapitalization, the Company's $2 million non-yielding preferred stock investment was substantially diluted. Accordingly, the Company wrote off its investment in 2000, resulting in a $2 million charge.

Other items:

                                    Year ended                   Change
                           ------------------------------    -------------
                           Dec. 31, 2000    Dec. 31, 1999       $     %
                           -------------    -------------    ------------
(in thousands)
Other items:
Gain on sales of
   properties               $  1,684         $     703        $ 981  140%
Preferred dividends           13,490            12,814          676    5%

As a result of the various factors mentioned above, net income available to common shareholders was $54,566,000, or $1.91 per diluted share, for 2000 as compared with $62,824,000, or $2.21 per diluted share, for 1999.

RESULTS OF OPERATIONS DECEMBER 31, 1999 VS. DECEMBER 31, 1998

Revenues for the year ended December 31, 1999, were $129,307,000 compared with $97,992,000 for the year ended December 31, 1998, an increase of $31,315,000 or 32%. Revenue growth resulted primarily from increased operating rent income of $30,747,000, from additional real estate investments made during the past 12 to 15 months.

Expenses for the year ended December 31, 1999, totaled $53,669,000, an increase of $17,986,000 from expenses of $35,683,000 for the year ended December 31, 1998. The increase in total expenses for the year ended December 31, 1999, was primarily related to an increase in interest expense, additional expense associated with the provision for depreciation, and an increase in general and administrative expenses.

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

General and administrative expenses for the year ended December 31, 1999, totaled $7,359,000, as compared with $6,114,000 for the year ended December 31, 1998. The expenses for the year ended December 31, 1999, were 5.69% of revenues as compared with 6.24% for the year ended December 31, 1998.

Dividend payments associated with the Company's outstanding preferred stock for the year ended December 31, 1999, totaled $12,814,000, as compared with $4,160,000 for 1998.

As a result of the various factors mentioned above, net income available for common shareholders for the year ended December 31, 1999, was $62,824,000, or $2.21 per share, as compared with $58,149,000, or $2.24 per share, for the year ended December 31, 1998.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including the potential loss arising from adverse changes in interest rates. The Company seeks to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings to the extent possible. The following section is presented to provide a discussion of the risks associated with potential fluctuations in interest rates.

The Company historically borrows on its revolving lines of credit to make acquisitions or to finance the construction of health care facilities. Then, as market conditions dictate, the Company will issue equity or long-term fixed rate debt to repay the borrowings under the revolving lines of credit.

A change in interest rates will not affect future earnings or cash flow on our fixed rate debt. Interest rate changes, however, will affect the fair value of such debt. A 1% increase in interest rates would result in a decrease in fair value of the Company's Senior Unsecured Notes by approximately $9 million at December 31, 2000. Changes in the interest rate environment upon maturity of this fixed rate debt could have an affect on the future cash flows and earnings of the Company, depending on whether the debt is replaced with other fixed rate debt, with variable rate debt, with equity or by the sale of assets.

A change in interest rates will not affect the fair value of the Company's variable rate debt, including its unsecured and secured revolving credit arrangements. A 1% increase in interest rates related to this variable rate debt, and assuming no change in the outstanding balance at year-end, would result in increased annual interest expense of approximately $1,839,000.

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

At December 31, 2000, the Company's variable interest rate debt exceeded its variable interest rate assets, presenting an exposure to rising interest rates. The Company may or may not elect to use financial derivative instruments to hedge variable interest rate exposure. Such decisions are principally based on the Company's policy to match its variable rate investments with comparable borrowings, but is also based on the general trend in interest rates at the applicable dates and the Company's perception of future volatility of interest rates.

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

The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator licensed to manage the facility. In addition, the Company may be required to fund certain expenses (e.g. real estate taxes and maintenance) to retain control of a property. In some instances the Company may take possession of a property, which may expose the Company to successor liabilities. Should such events occur, the Company's revenue and operating cash flow may be adversely affected.

OTHER INFORMATION

This document and supporting schedules may contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements (which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "should" or comparable terms or the negative thereof), involve known and unknown risks and uncertainties, which may cause the Company's actual results in the future to differ materially from expected results. These risks and uncertainties include, among others, competition in the financing of health care facilities, the availability and cost of capital, the ability of the Company's lessees and borrowers to make payments under their leases and loans, the ability of the Company to attract new operators for certain facilities, the amount of any additional investments, and regulatory and other changes in the health care sector, as described in the Company's filings with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Directors
Health Care REIT, Inc.


We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                     ERNST & YOUNG LLP

Toledo, Ohio
January 12, 2001

                             HEALTH CARE REIT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31
                                                                      000             1999
                                                                 ----------------------------
ASSETS                                                                 (IN THOUSANDS)
Real estate investments:
     Real property owned
         Land                                                    $    74,319      $    73,234
         Buildings & improvements                                    770,660          730,337
         Construction in progress                                     11,976           58,954
                                                                 -----------      -----------
                                                                     856,955          862,525
     Less accumulated depreciation                                   (52,968)         (35,746)
                                                                 -----------      -----------
         Total real property owned                                   803,987          826,779

     Loans receivable
         Real property loans                                         301,321          401,019
         Subdebt investments                                          21,972           19,511
                                                                 -----------      -----------
                                                                   1,127,280        1,247,309
     Less allowance for loan losses                                   (5,861)          (5,587)
                                                                 -----------      -----------
         Net real estate investments                               1,121,419        1,241,722

Other assets:
     Equity investments                                                5,450            6,713
     Deferred loan expenses                                            2,939            3,311
     Cash and cash equivalents                                         2,844            2,129
     Receivables and other assets                                     24,252           17,296
                                                                 -----------      -----------
                                                                      35,485           29,449
                                                                 -----------      -----------
Total assets                                                     $ 1,156,904      $ 1,271,171
                                                                 ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit arrangements                $   119,900      $   177,500
     Senior unsecured notes                                          255,000          290,000
     Secured debt                                                     64,852           71,342
     Accrued expenses and other liabilities                           18,545           25,333
                                                                 -----------      -----------
Total liabilities                                                    458,297          564,175

Shareholders' equity:
     Preferred Stock, $1.00 par value:
         Authorized - 10,000,000 shares
         Issued and outstanding - 6,000,000 shares in 2000           150,000          150,000
           and 1999 at liquidation preference
Common Stock, $1.00 par value:
         Authorized - 75,000,000 shares
         Issued and outstanding - 28,806,151
           shares in 2000 and 28,532,419
           shares in 1999                                             28,806           28,532
     Capital in excess of par value                                  528,138          524,204
     Undistributed/(overdistributed) net income                       (3,388)           8,883
     Accumulated other
         comprehensive income                                           (744)             593
     Unamortized restricted stock                                     (4,205)          (5,216)
                                                                 -----------      -----------
Total shareholders' equity                                       $   698,607      $   706,996
                                                                 -----------      -----------


Total liabilities and shareholders' equity                       $ 1,156,904      $ 1,271,171
                                                                 ===========      ===========



See accompanying notes

                             HEALTH CARE REIT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                         YEAR ENDED DECEMBER 31
                                                           2000                  1999                  1998
                                                     --------------        ---------------       ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
     Rental income                                   $       88,312        $        72,700       $        41,953
     Interest income                                         41,064                 48,076                48,488
     Commitment fees and other income                         5,837                  6,263                 5,914
     Prepayment fees                                             57                  1,565                   588
                                                     --------------        ---------------       ---------------
                                                            135,270                128,604                96,943

Expenses:
     Interest expense                                        34,622                 26,916                18,030
     Provision for depreciation                              22,706                 17,885                10,254
     Loss on investment                                       2,000
     General and administrative                               7,405                  7,359                 6,114
     Loan expense                                             1,165                    909                   685
     Provision for loan losses                                1,000                    600                   600
                                                     --------------        ---------------       ---------------
                                                             68,898                 53,669                35,683
                                                     --------------        ---------------       ---------------

Income before gain on sale of properties                     66,372                 74,935                61,260

Gains on sale of properties                                   1,684                    703                 1,049
                                                     --------------        ---------------       ---------------

Net Income                                                   68,056                 75,638                62,309

Preferred stock dividends                                    13,490                 12,814                 4,160
                                                     --------------        ---------------       ---------------

Net income available to
     common shareholders                             $       54,566        $        62,824       $        58,149
                                                     ==============        ===============       ===============


Average number of common shares outstanding:
     Basic                                                   28,418                 28,128                25,579
     Diluted                                                 28,643                 28,384                25,954

Net income available to common shareholders per share:
     Basic                                           $         1.92        $          2.23       $          2.27
     Diluted                                         $         1.91        $          2.21       $          2.24






See accompanying notes

                             HEALTH CARE REIT, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                ACCUMULATED
                                                                    CAPITAL IN   UNDISTRIBUTED/    OTHER     UNAMORTIZED
                                             PREFERRED    COMMON     EXCESS OF (OVERDISTRIBUTED)COMPREHENSIVE RESTRICTED
                                               STOCK       STOCK     PAR VALUE    NET INCOME       INCOME       STOCK       TOTAL
                                               -----       -----     ---------    ----------       ------       -----       -----
                                                                    (In thousands, except per share data)
Balances at January 1, 1998                   $           $24,341    $435,603      $  8,841      $4,671     $(3,532)       $469,924
Comprehensive income:
  Net income                                                                         62,309                                  62,309
  Other comprehensive income:
  Unrealized loss on marketable securities                                                         (565)                       (565)
  Foreign currency translation adjustment                                                          (124)                       (124)
                                                                                                                           ---------
Total comprehensive income                                                                                                   61,620
                                                                                                                           --------
Proceeds from issuance of common stock
  from dividend reinvestment and stock
  incentive plans                                             440       9,986                                (1,658)          8,768
Amortization of restricted stock grants                                                                         601             601
Proceeds from sale of common stock,
  net of expenses of $4,599                                 3,459      77,893                                                81,352
Net proceeds from sale of preferred stock       75,000                 (2,790)                                               72,210
Cash dividends:
  Common stock -- $2.19 per share                                                   (56,556)                                (56,556)
  Preferred stock -- $1.39 per share                                                 (4,160)                                 (4,160)
                                              --------    -------    ---------     ---------     ------     -------------  --------
Balances at December 31, 1998                   75,000     28,240     520,692        10,434       3,982      (4,589)        633,759

Comprehensive income:
  Net income                                                                         75,638                                  75,638
  Other comprehensive income:
  Unrealized loss on marketable securities                                                       (3,242)                     (3,242)
  Foreign currency translation adjustment                                                          (147)                       (147)
                                                                                                                           ---------
Total comprehensive income                                                                                                   72,249
                                                                                                                           --------
Proceeds from issuance of common stock
  from dividend reinvestment and stock
  incentive plans                                             292       5,967                                (1,707)          4,552
Amortization of restricted stock grants                                                                       1,080           1,080
Net proceeds from sale of preferred stock       75,000                 (2,455)                                               72,545
Cash dividends:
  Common stock -- $2.27 per share                                                   (64,375)                                (64,375)
  Preferred stock, Series B--$2.22 per share                                         (6,656)                                 (6,656)
  Preferred stock, Series C--$2.19 per share                                         (6,158)                                 (6,158)
                                              --------    -------    ---------     ---------     ------     -------------  --------
Balances at December 31, 1999                  150,000     28,532     524,204         8,883         593      (5,216)        706,996

Comprehensive income:
  Net income                                                                         68,056                                  68,056
  Other comprehensive income:
  Unrealized loss on marketable securities                                                         (733)                       (733)
  Foreign currency translation adjustment                                                          (604)                       (604)
                                                                                                                           ---------
Total comprehensive income                                                                                                   66,719
                                                                                                                           --------
Proceeds from issuance of common stock
  from dividend reinvestment and stock
  incentive plans, net of forfeitures                         274       3,934                                   (79)          4,129
Amortization of restricted stock grants                                                                       1,090           1,090
Net proceeds from sale of preferred stock
Cash dividends:
  Common stock -- $2.335 per share                                                  (66,837)                                (66,837)
  Preferred stock, Series B--$2.219 per share                                        (6,656)                                 (6,656)
  Preferred stock, Series C--$2.27 per share                                         (6,834)                                 (6,834)
                                              --------    -------    ---------     ---------     ------     -------------  --------
BALANCES AT DECEMBER 31, 2000                 $150,000    $28,806    $528,138      $ (3,388)     $ (744)    $(4,205)       $698,607
                                              ========    =======    =========     =========     ======     =============  ========


See accompanying notes

                             HEALTH CARE REIT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31
                                                              2000              1999             1998
                                                        ----------------- ----------------- ----------------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
   Net income                                               $    68,056       $    75,638       $   62,309
   Adjustments to reconcile net income to
       net cash provided from operating
       activities:
           Provision for depreciation                            22,961            18,106           10,348
           Amortization                                           2,255             1,998            1,306
           Provision for losses                                   1,000               600              600
           Loss on investment                                     2,000
           Loan and commitment fees earned
                less than (greater than) cash received           (1,960)             (399)           1,222
           Direct financing lease income less
                than cash received                                                     65              292
           Rental income in excess of
                cash received                                    (6,732)           (6,692)          (3,047)
           Interest income less than (greater than)
                cash received                                      (318)              378             (380)
           Increase (decrease) in accrued expenses and
                other liabilities                                (4,827)            5,045            4,133
           Decrease (increase) in receivables and
                other assets                                        264             1,394           (1,037)
                                                            ------------      ------------      ----------
Net cash provided from operating activities                      82,699            96,133           75,746

INVESTING ACTIVITIES
   Investment in real property                                  (46,449)         (215,491)        (270,015)
   Investment in loans receivable                               (34,631)          (56,089)        (105,282)
   Other investments, net of payments                            (1,828)           (2,024)         (20,965)
   Principal collected on loans                                  70,567            42,731           38,629
   Proceeds from sale of properties                             107,182            18,112           11,378
   Other                                                           (742)             (444)            (328)
                                                            ------------      ------------      ----------
Net cash provided by (used in) investing activities              94,099          (213,205)        (346,583)

FINANCING ACTIVITIES
   Net increase (decrease) under line of
       credit arrangements                                      (57,600)            5,950           93,150
   Borrowings under senior notes                                                   50,000          100,000
   Proceeds from issuance of Secured Debt                                          64,000
   Principal payments on other long-term
       obligations                                              (41,491)              (87)         (23,241)
   Net proceeds from the issuance of Common Stock                 4,129             4,552           90,120
   Net proceeds from the issuance of Preferred Stock                               72,545           72,210
   Increase in deferred loan expense                               (794)           (1,839)            (798)
   Cash distributions to shareholders                           (80,327)          (77,189)         (60,716)
                                                            ------------      ------------      ----------
Net cash provided from (used by) financing activities          (176,083)          117,932          270,725
                                                            ------------      ------------      ----------
Increase (decrease) in cash and cash equivalents                    715               860             (112)
Cash and cash equivalents at beginning of year                    2,129             1,269            1,381
                                                            ------------      ------------      ----------
Cash and cash equivalents at end of year                    $     2,844       $     2,129       $    1,269
                                                            ============      ============      ==========

Supplemental Cash Flow Information-interest paid            $    39,638       $    32,826       $   23,714
                                                            ============      ============      ==========






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

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LOANS RECEIVABLE

Loans receivable consist of long-term mortgage loans, construction-period loans maturing in two years or less, working capital loans and subdebt investments. Interest income on loans is recognized as earned based upon the principal amount outstanding. The mortgage, construction and working capital loans are primarily collateralized by a first mortgage on or assignment of partnership interest in the related facilities, which consist of nursing homes, assisted living facilities, behavioral care facilities, and specialty care hospitals. Subdebt investments represent debt instruments to operators of facilities that have been financed by the Company. These obligations are generally secured by the operator's leasehold rights and corporate guaranties.

REAL PROPERTY INVESTMENTS

Substantially all of the properties owned by the Company are leased under operating leases and are recorded at cost. These properties are depreciated on a straight-line basis over their estimated useful lives. The carrying value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that the depreciable life may need to be changed. The Company considers external factors relating to each asset. If these external factors and the projected undiscounted cash flows of the asset over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value. The leases generally extend for a minimum 10-year period and provide for payment of all taxes, insurance and maintenance by the lessees. In general, operating lease income includes base rent payments plus fixed annual rent increases, which are recognized on a straight-line basis over the minimum lease period. This income is greater than the amount of cash received during the first half of the lease term.

CAPITALIZATION OF CONSTRUCTION PERIOD INTEREST

The Company capitalizes interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest, which approximates the Company's cost of financing.

The Company capitalized interest costs of $3,079,000, $8,578,000, and $7,740,000, during 2000, 1999 and 1998, respectively, related to construction of real property owned by the Company. The Company's interest expense reflected in the statement of income has been reduced by the amounts capitalized.

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

EQUITY INVESTMENTS

Management determines the appropriate classification of an equity investment at the time of acquisition and reevaluates such designation as of each balance sheet date. Equity investments included the common stock of a corporation, valued at historical cost, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe. The ownership interest is accounted for under the equity method.

MARKETABLE SECURITIES

Marketable securities available for sale are stated at market value with unrealized gains and losses reported in a separate component of shareholders' equity. Marketable securities reflect the market value of the common stock of two publicly owned corporations, which were obtained by the Company at no cost.

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

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective January 1, 2001. Under the Statement, all financial instruments meeting the definition of a derivative will be carried at fair value. The Company currently has no derivative instruments nor has engaged in any hedging activities that would require a change in accounting.

RECLASSIFICATIONS

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on net income, total assets, or shareholders' equity.

2. LOANS RECEIVABLE

The following is a summary of loans receivable (in thousands):

                                                      DECEMBER 31
                                                2000                  1999
                                             --------------------------------
Mortgage loans                               $   275,312         $    374,390
Construction loans                                 4,052                9,908
Working capital                                   20,720               15,221
Mortgage loans to related parties                  1,237                1,500
Subdebt investments                               21,972               19,511
                                             -----------         ------------
                                   TOTALS    $   323,293         $    420,530
                                             ===========         ============

Loans to related parties (an entity whose ownership includes one Company director) included above are at rates comparable to other third-party borrowers equal to or greater than the Company's net interest cost on borrowings to support such loans. The amount of interest income and loan and commitment fees from related parties amounted to $152,000, $914,000, and $1,160,000 for 2000, 1999 and 1998, respectively.

The following is a summary of mortgage loans at December 31, 2000 (in thousands):

   Final        Number                                                           Principal
  Payment          of                                                            Amount at              Carrying
    Due          Loans              Payment Terms                                Inception               Amount
---------        -----              -------------                                ---------              ---------

   2001            4          Monthly payments from $17,302                     $   13,462             $   9,486
                              to $45,278, including interest from
                              10.50% to 12.50%

   2002           12          Monthly payments from $19,380                         52,130                51,986
                              to $49,973, including interest
                              at 9.50%

   2003            1          Monthly payment at $27,884,                            3,718                 3,718
                              including interest at 9.00%

   2004            1          Monthly payment at $29,755,                            4,108                 3,571
                              including interest at 10.00%

   2006            5          Monthly payments from $4,534 to $96,412,              18,179                15,671
                              including interest from 9.68% to 12.42%

   2007            5          Monthly payments from $3,592 to                       20,653                13,548
                              $75,517, including interest from
                              8.72% to 12.17%

   2008            2          Monthly payments from $1,429 to $92,028,               8,400                 7,313
                              including interest from 12.17% to 14.61%

   2009            2          Monthly payments from $13,680 to $71,669,              8,635                 8,084
                              including interest from 11.49% to 12.00%

   2010            3          Monthly payments from $5,579 to                       20,025                18,313
                              $135,335, including interest from
                              11.07% to 12.17%

   Final        Number                                                         Principal
  Payment        of                                                            Amount at              Carrying
    Due         Loans                 Payment Terms                            Inception               Amount
  ------        -----                 -------------                            ---------              --------

   2012            1          Monthly payment at $309,651,                    $    29,000           $    28,646
                              including interest at 12.20%

   2015            8          Monthly payments from $1,195 to                      29,532                28,242
                              $124,679, including interest from
                              9.13% to 14.19%

   2016            4          Monthly payments from $9,827 to                      26,590                24,550
                              $125,212, including interest from
                              10.96% to 14.19%

   2017            4          Monthly payments from $3,033 to                      33,188                31,124
                              $239,153, including interest from
                              11.43% to 14.19%

   2018            1          Monthly payment at $189,746,                         21,000                20,595
                              including interest at 9.94%

   2019            2          Monthly payments from $35,683 to                      8,864                 8,741
                              $48,408, including interest from
                              10.52% to 10.60%

   2020            1          Monthly payment at $28,345,                           2,975                 2,961
                              including interest at 10.62%
                                                                              -----------           -----------
                                                                 TOTALS       $   300,459           $   276,549
                                                                              ===========           ===========

3. REAL ESTATE INVESTMENTS

The following table summarizes certain information about the Company's real estate properties as of December 31, 2000 (in thousands):

                                                   Number of                   Building &         Total        Accumulated
                                                   Facilities      Land       Improvements     Investment     Depreciation
                                                  --------------------------------------------------------------------------
NURSING HOMES:
Arizona                                                  1      $      180        $    3,988      $   4,168        $    341
California                                               1           1,460             3,880          5,340              321
Colorado                                                 1             370             6,051          6,421              506
Florida                                                  7           4,022            50,718         54,740            3,000
Idaho                                                    3           2,010            20,662         22,672            1,599
Illinois                                                 2           1,010            11,446         12,456              596
Kentucky                                                 1             130             4,870          5,000              878
Massachusetts                                           12           6,972            87,695         94,667            5,090
Ohio                                                     2             786             8,778          9,564            1,155
Oklahoma                                                 1             470             5,673          6,143              407
Oregon                                                   1             300             5,316          5,616              429
Pennsylvania                                             3             669            17,567         18,236            2,375
Texas                                                    1             663            12,588         13,251            2,713
-----------------------------------------------------------------------------------------------------------------------------

                                                        36          19,042           239,232        258,274           19,410
-----------------------------------------------------------------------------------------------------------------------------
ASSISTED LIVING FACILITIES:
Arizona                                                  3           1,510            15,554         17,064              328
California                                               2             450            10,315         10,765               77
Connecticut                                              1             660             9,652         10,312              729
Florida                                                 18           8,198            68,376         76,574            5,132
Georgia                                                  2           3,166            24,541         27,707            1,232
Indiana                                                  9           1,951            34,875         36,826            1,648
Louisiana                                                1           1,100            10,036         11,136              306
Maryland                                                 1           1,320            13,641         14,961              825
Massachusetts                                            1             810            10,500         11,310              757
Minnesota                                                1             322             6,345          6,667              313
Montana                                                  2             910             7,239          8,149              199
Nevada                                                   3           2,086            26,129         28,215            1,205
New Jersey                                               2           4,597            23,627         28,224            1,685
New Mexico                                               1             233             5,355          5,588              481
New York                                                 1             400            10,528         10,928              918
North Carolina                                           9           7,269            52,681         59,950            3,158
Ohio                                                     7           3,512            31,647         35,159            2,305
Oklahoma                                                16           1,923            24,351         26,274            2,914
Oregon                                                   2           1,077             8,757          9,834              409
Pennsylvania                                             4           1,951            17,199         19,150              753
South Carolina                                           5           2,072            18,912         20,984              610
Tennessee                                                4           1,521            12,461         13,982              532
Texas                                                   21           6,839            83,231         90,070            6,795
Washington                                               1           1,400             5,476          6,876              247
Construction in Progress                                 3                                           11,976
------------------------------------------------- ------------- ----------- ----------------- -------------- ----------------

                                                       120          55,277           531,428        598,681           33,558
------------------------------------------------- ------------- ----------- ----------------- -------------- ----------------

TOTAL REAL ESTATE                                      156         $74,319         $ 770,660      $ 856,955         $ 52,968
------------------------------------------------- ------------- ----------- ----------------- -------------- ----------------

At December 31, 2000, future minimum lease payments receivable under operating leases are as follows (in thousands):

                 2001                   $ 83,237
                 2002                     85,223
                 2003                     85,975
                 2004                     86,918
                 2005                     88,717
                 Thereafter              516,905
                                        --------

                 TOTAL                  $946,975
                                        ========


The Company converted $60,648,000, $16,309,000, and $73,430,000 of mortgage loans into operating lease properties in 2000, 1999 and 1998, respectively. This noncash activity is appropriately not reflected in the accompanying statements of cash flows.


4. CONCENTRATION OF RISK

As of December 31, 2000, long-term care facilities, which include nursing homes and assisted living facilities, comprised 92% (93% at December 31, 1999) of the Company's real estate investments and were located in 34 states. Investments in assisted living facilities comprised 66% (70% at December 31, 1999) of the Company's real estate investments. The Company's investments with the three largest operators totaled approximately 27% (28% at December 31, 1999). No single operator has a real estate investment balance which exceeds 11% (14% at December 31, 1999) of total real estate investments, including credit enhancements.

5.     ALLOWANCE FOR LOAN LOSSES

The following is a summary of the allowance for loan losses (in thousands):

                                                2000          1999        1998
                                              -------       -------      -------

Balance at beginning of year                  $ 5,587       $ 4,987      $ 4,387
Provision for loan losses                       1,000           600          600
Charge-offs                                      (726)
                                              -------       -------      -------

Balance at end of year                        $ 5,861       $ 5,587      $ 4,987
                                              =======       =======      =======

In addition, the Company recorded a $2,000,000 loss during 2000 related to an investment in the preferred stock of a private corporation that became substantially diluted as a result of a recapitalization of that corporation.

6.     BORROWINGS UNDER LINE OF CREDIT ARRANGEMENTS
       AND RELATED ITEMS

The Company has an unsecured credit arrangement with a consortium of 10 banks providing for a revolving line of credit ("revolving credit") in the amount of $175,000,000, which expires on March 31, 2001. The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months on either the agent bank's base rate of interest or 1.0% over LIBOR interest rate (based at the Company's option). The effective interest rate at December 31, 2000, was 7.97%. In addition, the Company pays a commitment fee ranging from an annual rate of 0.20% to 0.375% and an annual agent's fee of $50,000. Principal is due upon expiration of the agreement. In January 2001, the Company extended the revolving credit through March 31, 2003. Under the terms of the extension, the total commitment was reduced from $175,000,000 to $150,000,000 and the effective interest rate was adjusted to the agent bank's base rate or 1.5% over LIBOR. The Company has another unsecured line of credit with a bank for a total of $25,000,000, which expires April 30, 2001. Borrowings under this line of credit are subject to interest at the bank's prime rate of interest (9.5% at December 31, 2000) and are due on demand.

The following information relates to aggregate borrowings under the line of credit arrangements (in thousands, except percentages):

                                                                         YEAR ENDED DECEMBER 31
                                                           2000                   1999                   1998
                                                      ---------------------------------------------------------
Balance outstanding at December 31                    $  119,900            $   177,500            $   171,550
Maximum amount outstanding at any
     month end                                           185,000                180,950                171,550
Average amount outstanding (total
     of daily principal balances
     divided by days in year)                            140,981                153,318                103,739
Weighted average interest rate
     (actual interest expense divided
     by average borrowings outstanding)                     7.77%                  6.61%                  6.90%

7. SENIOR NOTES AND OTHER LONG-TERM OBLIGATIONS

The Company has $255,000,000 of Unsecured Senior Notes with interest ranging from 7.06% to 8.34%.

The Company has one mortgage note payable, collateralized by a health care facility with an interest rate at 12%.

The Company has one secured note collateralized by one health care facility with interest at 2% over LIBOR (8.62% at December 31, 2000).

The Company has a $60,000,000 secured line of credit, collateralized by 14 health care facilities, with interest at 2% over LIBOR (8.62% at December 31, 2000).

The carrying values of the health care properties securing the mortgages and secured debt totaled $139,481,000 at December 31, 2000.

At December 31, 2000, the annual principal payments on these long-term obligations are as follows (in thousands):

                                        SECURED LINE OF         SECURED
                      SENIOR NOTES          CREDIT               NOTE        MORTGAGES
                    ----------------- ----------------------- ------------ --------------

        2001            $  10,000            $       0          $      0     $      67
        2002               20,000                    0                 0            75
        2003               35,000                    0                 0            84
        2004               40,000               60,000             4,000           133
        2005                    0                    0                 0           493
        2006               50,000                    0                 0             0
        2007                    0                    0                 0             0
        2008              100,000                    0                 0             0
  Thereafter                    0                    0                 0             0
                        ---------            ---------          --------     ---------
                        $ 255,000            $  60,000          $  4,000     $     852
                        =========            =========          ========     =========


8. STOCK INCENTIVE PLANS AND RETIREMENT ARRANGEMENTS

The Company's 1995 Stock Incentive Plan authorized up to 2,200,000 shares of Common Stock to be issued at the discretion of the Board of Directors. The 1995 Plan replaced the 1985 Incentive Stock Option Plan. The options granted under the 1985 Plan continue to vest through 2005 and expire 10 years from the date of grant. Officers and key salaried employees of the Company are eligible to participate in the 1995 Plan. The 1995 Plan allows for the issuance of stock options, restricted stock grants and Dividend Equivalency Rights. In addition, during 1997, the Company adopted a Stock Plan for Non-Employee Directors, which authorizes up to 240,000 shares to be issued.

The following table summarizes the activity in the Plans for the years ended December 31 (shares in thousands):

                                              2000                          1999                          1998
                                              ----                          ----                          ----
                                                  AVERAGE                       Average                       Average
                                    SHARES     EXERCISE PRICE     Shares     Exercise Price     Shares     Exercise Price
                                    ------     --------------     ------     --------------     ------     --------------
Stock Options
-------------
Options at beginning of year        1,813          $21.62         1,418          $22.06         1,126          $21.56
Options granted                       507           16.79           410           20.17           362           23.00
Options exercised                                                    (6)          21.81           (63)          18.57
Options terminated                   (367)          21.76            (9)          23.90            (7)          24.90
                                  --------    -----------       --------    -----------       --------    -----------
                                    1,953          $20.34         1,813          $21.62         1,418          $22.06
                                  ========    ===========       ========    ===========       ========    ===========
At end of year:
Options exercisable                   949          $21.32           733          $21.17           466          $20.83

Weighted average fair value
of options granted during the
year                                               $  .63                        $ 2.11                        $ 1.98

The stock options generally vest over a five-year period and expire 10 years from the date of grant. Options at December 31, 2000, had exercise prices ranging from $16.38 to $27.38 per share and a weighted average contractual life of 7.5 years.

The Company issued 77,250, 86,250, and 74,100 restricted shares during 2000, 1999 and 1998, respectively, including 8,000, 9,000 and 2,250 shares for directors in 2000, 1999 and 1998, respectively. Vesting periods range from six months for directors to five years for officers and key salaried employees. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $1,090,000, $1,080,000, and $601,000, in 2000, 1999 and 1998, respectively.

The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

                                         Options Outstanding                           Options Exerciseable
                         ----------------------------------------------------   -----------------------------------
                                                             Weighted Average
 Range of Per Share        Number        Weighted Average       Remaining           Number         Weighted Average
  Exercise Prices        Outstanding      Exercise Price      Contract Life      Exerciseable      Exercise Price
  ---------------        -----------      --------------      -------------      ------------      --------------


      $16-$20                1,164           $  18.14                8.2               444               $ 18.66
      $20-$25                  639              23.01                6.4               402                 23.03
      $25-$30                  150              26.08                7.2               103                 26.06
                            ------           --------              -----             -----               -------
                             1,953           $  20.34                7.5               949               $ 21.32
                            ======           ========              =====             =====               =======

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

Pro forma information has been determined as if the Company had accounted for its employee stock options and restricted shares under the fair value method. The pro forma disclosures are not likely to be representative of the effects on reported net income for future years because they do not take into consideration stock-based incentives granted prior to 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions: risk-free interest rates from 5.10% to 7.60%, dividend yields of 8% to 12%, expected lives of seven years, and expected volatility of .18% to .244%. Had compensation cost for the stock-based compensation plans been determined in accordance with FASB 123, net income would have been reduced by $267,000, $621,000, and $393,000, in 2000, 1999 and 1998,
respectively, and net income per common share would have been lower by $.01, $.02, and $.02, in 2000, 1999 and 1998, respectively.

The Company has a 401-(k) Profit Sharing Plan covering all eligible employees. Under the Plan, eligible employees may make contributions, and the Company may make a profit sharing contribution. Company contributions to this Plan totaled $171,000, $144,000, and $120,000, in 2000, 1999 and 1998, respectively.

9. PREFERRED STOCK

In January 1999, the Company sold 3,000,000 shares of Series C Cumulative Convertible Preferred Stock. These shares have a liquidation value of $25.00 per share and will pay dividends equivalent to the greater of (i) the annual dividend rate of $2.25 per share (a quarterly dividend rate of $0.5625 per share); or (ii) the quarterly dividend then payable per common share on an as converted basis. The preferred shares are convertible into common stock at a conversion price of $25.625 per share. The Company has the right to redeem the preferred shares after five years.

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

10.    DISTRIBUTIONS

To qualify as a real estate investment trust for federal income tax purposes, 95% of taxable income (not including capital gains) must be distributed to shareholders. Real estate investment trusts that do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The Company had no excise tax expense for the years ended December 31, 2000 and 1999, and $315,000 of excise tax expense for the year ended December 31, 1998. The principal reasons for the difference between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes and the provision for losses for reporting purposes versus bad debt expense for tax purposes. Cash distributions paid to shareholders, for federal income tax purposes, are as follows:

                                                                            YEAR ENDED DECEMBER 31
                                                                      2000          1999               1998
                                                                 ------------------------------------------
                  Per Share:
                        Ordinary income                          $    2.330       $   2.217       $     2.142
                        Capital gains                                  .005            .053              .048
                                                                 ----------       ---------       -----------
                                         TOTALS                  $    2.335       $   2.270       $     2.190
                                                                 ==========       =========       ===========


11. COMMITMENTS AND CONTINGENCIES

At December 31, 2000, the Company had outstanding commitments to provide financing for facilities in the approximate amount of $14,663,000 for ongoing construction activity expected over the next 12 to 15 months. The above commitments are generally on similar terms as existing financings of a like nature with rates of return to the Company based upon current market rates at the time of the commitment.

The Company has agreements to purchase two health care facilities, or the loans with respect thereto, in the event that the present owners default upon their obligations. In consideration for these agreements, the Company receives and recognizes fees annually related to these agreements. Although the terms of these agreements vary, the purchase prices are equal to the amount of the outstanding obligations financing the facility. These agreements expire through the year 2005. In addition, the Company has an outstanding letter of credit relating to one construction project. At December 31, 2000, obligations under these agreements for which the Company was contingently liable aggregated approximately $11,945,000.

12. SHAREHOLDER RIGHTS PLAN

Under the terms of a Shareholder Rights Plan approved by the Board of Directors in July 1994, a Preferred Share Right ("Right") is attached to and automatically trades with each outstanding share of Common Stock.

The Rights, which are redeemable, will become exercisable only in the event that any person or group becomes a holder of 15% or more of the Common Stock, or commences a tender or exchange offer, which, if consummated, would result in that person or group owning at least 15% of the Common Stock. Once the Rights become exercisable, they entitle all other shareholders to purchase one one-thousandth of a share of a new series of junior participating preferred stock for an exercise price of $48.00. The Rights will expire on August 5, 2004, unless exchanged earlier or redeemed earlier by the Company for $.01 per Right at any time before public disclosure that a 15% position has been acquired.

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                     2000              1999              1998
                                                  ----------         ---------         ------

Numerator for basic and diluted earnings
per share - income available to common
shareholders                                      $  54,566         $  62,824         $  58,149
                                                  =========         =========         =========

Denominator for basic earnings per
share - weighted average shares                      28,418            28,128            25,579

Effect of dilutive securities:
Employee stock options                                                     15               174
Nonvested restricted shares                             225               241               201
                                                  ---------         ---------         ---------

Dilutive potential common shares                        225               256               375
                                                  ---------         ---------         ---------

Denominator for diluted earnings per
share - adjusted weighted average shares             28,643            28,384            25,954
                                                  =========         =========         =========

Basic earnings per share                          $    1.92         $    2.23         $    2.27
                                                  =========         =========         =========
Diluted earnings per share                        $    1.91         $    2.21         $    2.24
                                                  =========         =========         =========

The diluted earnings per share calculation excludes the dilutive effect of 1,954,000, 1,813,000, and 179,000 options for 2000, 1999 and 1998, respectively, because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

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

Subdebt Investments--The carrying amount is a reasonable estimate of fair value based on the interest rates received, which approximates current market rates.

Cash and Cash Equivalents--The carrying amount approximates fair value because of the short maturity of these financial instruments.

Marketable Securities--Marketable securities are recorded at their fair market value.

Borrowings Under Line of Credit Arrangements and Secured Debt--The carrying amount of the line of credit and secured debt approximates fair value because the borrowings are interest rate adjustable.

Senior Unsecured Notes and Industrial Development Bonds--The fair value of the senior unsecured notes payable was estimated by discounting the future cash flow using the current borrowing rate available to the Company for similar debt.

Mortgage Notes Payable--Mortgage notes payable is a reasonable estimate of fair value.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999, are as follows (in thousands):

                                                        DECEMBER 31, 2000                       December 31, 1999
                                            --------------------------------------    -----------------------------------
                                                 CARRYING                                  Carrying
                                                  AMOUNT             FAIR VALUE             Amount            Fair Value
                                                 --------            ----------            --------           ----------
Financial Assets:
     Mortgage loans                                $301,321             $308,016            $401,019            $407,711
     Subdebt investments                             21,972               21,972              19,511              19,511
     Cash and cash equivalents                        2,844                2,844               2,129               2,129
     Marketable securities                              130                  130                 863                 863
Financial Liabilities:
     Borrowings under line of
         credit arrangements                        119,900              119,900             177,500             177,500
     Senior unsecured notes                         255,000              234,987             290,000             257,679
     Secured debt                                    64,000               64,000              64,000              64,000
     Mortgage notes payable                             852                  852               7,342               7,342


15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations of the Company for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

                                                            YEAR ENDED DECEMBER 31, 2000
                                     1ST QUARTER          2ND QUARTER           3RD QUARTER           4TH QUARTER
                                     ----------------------------------------------------------------------------
Revenues                              $  34,828           $  33,927             $  33,351             $  33,164
Net Income Available to
       Common Shareholders               14,758              14,587                13,786                11,435
Net Income Available to
       Common Shareholders
       Per Share
       Basic                                .52                 .52                   .48                   .40
       Diluted                              .52                 .51                   .48                   .40


                                                            Year Ended December 31, 1999
                                     1st Quarter          2nd Quarter           3rd Quarter           4th Quarter
                                     ----------------------------------------------------------------------------
Revenues                              $  28,164           $  32,469             $  34,160             $  33,811
Net Income Available to
       Common Shareholders               16,219              15,787                16,195                14,623
Net Income Available to
       Common Shareholders
       Per Share
       Basic                                .58                 .56                   .57                   .52
       Diluted                              .57                 .56                   .57                   .51

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information under the heading "Election of Three Directors" and "Executive Officers of the Company" in the definitive proxy statement of the Company which will be filed with the Commission prior to May 3, 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the heading "Remuneration" in the definitive proxy statement of the Company which will be filed with the Commission prior to May 3, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information under the heading "Security Ownership of Directors and Management" in the definitive proxy statement of the Company which will be filed with the Commission prior to May 3, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company which will be filed with the Commission prior to May 3, 2001.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


(a) 1. The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

            Report of Independent Auditors.......................................................................17
            Consolidated Balance Sheets - December 31, 2000 and 1999.............................................18
            Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998.....................19
            Consolidated Statements of Shareholders' Equity - Years ended
                  December 31, 2000, 1999 and 1998...............................................................20
            Consolidated Statements of Cash Flows - Years ended
                  December 31, 2000, 1999 and 1998...............................................................21
            Notes to Consolidated Financial Statements ..........................................................22

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

            4.2 Indenture dated as of April 17, 1997 by and between Health Care REIT, Inc. and Fifth Third Bank.

            4.3 First Supplemental Indenture dated as of April 17, 1997 by and between Health Care REIT, Inc. and Fifth Third Bank.

            4.4 Second Supplemental Indenture dated as of March 13, 1998 between Health Care REIT, Inc. and Fifth Third Bank.

            4.5 Third Supplemental Indenture as of March 18, 1999 between Health Care REIT, Inc. and Fifth Third Bank.

            4.6 Form of Certificate of Designation of 8-7/8% Series B Cumulative Redeemable Preferred Stock.

            4.7 Certificate of Designations, Preferences and Rights of Series C Cumulative Convertible Preferred Stock of Health Care REIT, Inc.

            10.1        Rights Agreement.

            10.2        Note Purchase Agreement between Health Care REIT, Inc.
                        and each of the Purchasers a Party thereto, dated as of April 8, 1993.

            10.3 Loan Agreement dated as of March 28, 1997 by and among Health Care REIT, Inc., its subsidiaries, the banks signatory thereto, KeyBank National Association, as Administrative Agent, and Fleet Bank N.A., as Syndication Agent.

            10.4        Note Purchase Agreement between Health Care REIT, Inc.
                        and each of the Purchasers a Party thereto, dated as of April 15, 1995.

            10.5 The 1985 Incentive Stock Option Plan of Health Care REIT, Inc. as amended.

            10.6        The Health Care REIT, Inc. 1995 Stock Incentive Plan

            10.7 Credit Agreement by and among Health Care REIT, Inc., and certain subsidiaries, Bank United and other lenders party thereto, dated as of February 24, 1999.

            10.8 Amendment No. 1 to Loan Agreement dated as of October 1, 1998 by and among Health Care REIT, Inc., its subsidiaries, the banks signatory thereto, and Key Corporate Capital Inc.

            10.9 Amendment No. 2 to Loan Agreement dated as of January 29, 2001 by and among Health Care REIT, Inc., its subsidiaries, the banks signatory thereto and Key Corporate Capital Inc.

            10.10 Amendment No. 1 to Credit Agreement by and among Health Care REIT, Inc. and certain subsidiaries, Bank United and other lenders party thereto, dated as of April 5, 1999.

            21          Subsidiaries of the Registrant.

            23          Consent of Independent Auditors.

            24          Powers of Attorney.

            99.1        Press Release dated October 12, 2000.

            99.2        Press Release dated October 17, 2000.


(b) Reports on Form 8-K filed in the fourth quarter of 2000:

    None.

(c) Exhibits:

    The exhibits listed in Item 14(a)(3) above are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Exchange Act.

(d) Financial Statement Schedules:

    Financial statement schedules are included in pages 37 through 43.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HEALTH CARE REIT, INC.
                                                (Registrant)


                                     By:   /S/GEORGE L. CHAPMAN
                                        --------------------------------------
                                        Chairman, Chief Executive Officer,
                                        President and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 2001 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /S/ WILLIAM C. BALLARD, JR.*       /S/ R. SCOTT TRUMBULL*
-----------------------------------      -----------------------------
William C. Ballard, Jr., Director        R. Scott Trumbull, Director



       /S/ PIER C. BORRA*                 /S/ RICHARD A. UNVERFERTH*
-----------------------------------      -----------------------------
Pier C. Borra, Director                  Richard A. Unverferth, Director



       /S/ JEFFREY H. DONAHUE*            /S/GEORGE L. CHAPMAN
-----------------------------------      -----------------------------
Jeffrey H. Donahue, Director             George L. Chapman, Chairman, Chief Executive
                                         Officer, President and Director (Principal Executive
                                         Officer)

        /S/ PETER J. GRUA*                /S/ RAYMOND W. BRAUN*
-----------------------------------      -----------------------------
Peter J. Grua, Director                  Raymond W. Braun, Executive Vice President,
                                         Chief Operating Officer and Chief Financial Officer
                                         (Principal Financial Officer)

       /S/ SHARON M. OSTER*               /S/ MICHAEL A. CRABTREE*
-----------------------------------      -----------------------------
Sharon M. Oster, Director                Michael A. Crabtree, Treasurer & Controller
                                         (Principal Accounting Officer)


       /S/ BRUCE G. THOMPSON*            *By:  /S/GEORGE L. CHAPMAN
-----------------------------------      -----------------------------
Bruce G. Thompson, Director              George L. Chapman, Attorney-in-Fact


                             HEALTH CARE REIT, INC.
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000

                                                                  Initial Cost
                                                                   to Company
                                                          -----------------------------
                                                                                                   Cost
                                                                                                Capitalized
                                                                            Buildings &        Subsequent to
       Description                    Encumbrances              Land       Improvements         Acquisition
       -----------                    ------------              ----       ------------         ------------
ASSISTED LIVING FACILITIES:
Lake Havasu, AZ                       $                         $110             $2,244       $
Lake Havasu, AZ                                                  450              4,223
Mesa, AZ                                                         950              9,087
Encinitas, CA                                                      0              6,143
Marysville, CA                                                   450              4,172
Litchfield, CT                                                   660              8,812            840
Bradenton, FL                                                    251              3,298
Bradenton, FL                                                     25                450
Bradenton, FL                                                     25                400
Bradenton, FL                                                     50                850
Bradenton, FL                                                     50                850
Clermont, FL                                                     350              5,232
Ft. Myers, FL                                                  1,230             13,098
Haines City, FL                                                   80              1,937
Lake Wales, FL                                                    80              1,939
Lauderhill, FL                                                    20              1,374            161
Leesburg, FL                                                      70              1,170
Margate, FL                                                      500              5,343          1,960
Naples, FL                                                     1,716             17,306
North Miami Beach, FL                                            300              5,621             88
North Miami Beach, FL                                            150              1,242            643
Orange City, FL                                                   80              2,239
Plantation, FL                                                 2,746                  0
Sarasota, FL                                                     475              3,175
Atlanta, GA                                                    2,059             14,914
Roswell, GA                                                    1,107              9,627
Auburn, IN                                                       145              3,511
Avon, IN                                                         170              3,504
Kokomo, IN                                                       195              3,709
Laporte, IN                                                      165              3,674
Marion, IN                                                       175              3,504
Merrilville, IN                                                  643              7,084
Shelbyville, IN                                                  165              3,497
Terre Haute, IN                                                  175              3,499
Vincennes, IN                                                    118              2,893
Kenner, LA                                                     1,100             10,036
Attleboro, MA                                                    810             10,500
Ellicott City, MD                                              1,320             13,641


                                                 Gross Amount at Which
                                              Carried at Close of Period
                                      --------------------------------------------


                                                        Buildings &       Accumulated            Year       Year
       Description                          Land        Improvements     Depreciation          Acquired     Built
       -----------                          ----        ------------     ------------          --------     -----
ASSISTED LIVING FACILITIES:
Lake Havasu, AZ                             $110           $2,244        $     135              1998       1998
Lake Havasu, AZ                              450            4,223              171              1999       1999
Mesa, AZ                                     950            9,087               22              2000       2000
Encinitas, CA                                  0            6,143               77              2000       2000
Marysville, CA                               450            4,172                0              2000       2000
Litchfield, CT                               660            9,652              729              1998       1998
Bradenton, FL                                251            3,298              476              1996       1995
Bradenton, FL                                 25              450               39              1997       1992
Bradenton, FL                                 25              400               35              1997       1988
Bradenton, FL                                 50              850               73              1997       1996
Bradenton, FL                                 50              850               73              1997       1996
Clermont, FL                                 350            5,232              451              1997       1997
Ft. Myers, FL                              1,230           13,098              707              1999       1999
Haines City, FL                               80            1,937               91              1999       1999
Lake Wales, FL                                80            1,939               91              1999       1999
Lauderhill, FL                                20            1,535              117              1998       1995
Leesburg, FL                                  70            1,170               96              1998       1972
Margate, FL                                  500            7,303              619              1998       1972
Naples, FL                                 1,716           17,306            1,059              1999       1999
North Miami Beach, FL                        300            5,709              461              1998       1987
North Miami Beach, FL                        150            1,885              125              1998       1987
Orange City, FL                               80            2,239              161              1998       1998
Plantation, FL                             2,746                0                0              1999       1999
Sarasota, FL                                 475            3,175              458              1996       1995
Atlanta, GA                                2,059           14,914              621              1999       1999
Roswell, GA                                1,107            9,627              611              1999       1999
Auburn, IN                                   145            3,511              173              1999       1999
Avon, IN                                     170            3,504              138              1999       1999
Kokomo, IN                                   195            3,709              182              1999       1999
Laporte, IN                                  165            3,674              180              1999       1999
Marion, IN                                   175            3,504              107              1999       1999
Merrilville, IN                              643            7,084              448              1999       1999
Shelbyville, IN                              165            3,497              165              1999       1999
Terre Haute, IN                              175            3,499              107              1999       1999
Vincennes, IN                                118            2,893              148              1999       1999
Kenner, LA                                 1,100           10,036              306              2000       2000
Attleboro, MA                                810           10,500              757              1998       1998
Ellicott City, MD                          1,320           13,641              825              1999       1999

                                                                  Initial Cost
                                                                   to Company
                                                          -----------------------------
                                                                                                   Cost
                                                                                                Capitalized
                                                                            Buildings &        Subsequent to
       Description                    Encumbrances              Land       Improvements         Acquisition
       -----------                    ------------              ----       ------------         ------------

Rochester, MN                          $                    $    322   $          6,345
Butte, MT                                                        550              3,957
Kalispell, MT                                                    360              3,282
Asheville, NC                                                    204              3,489
Cary, NC                                                       1,500              4,350
Durham, NC                                                     1,476             10,659
Elizabeth City, NC                                               200              2,760
Hendersonville, NC                                             2,270             11,771
Morehead City, NC                                                200              3,104
Pineville, NC                                                  1,009             10,554
Wake Forest, NC                                                  200              3,003
Wilmington, NC                                                   210              2,991
Brick, NJ                                                      1,300              9,394
Cranford, NJ                                                   3,297             11,703          2,530
Roswell, NM                                                      233              5,355
Gardnerville, NV                                               1,326             12,549
Henderson, NV                                                    380              9,220
Henderson, NV                                                    380              4,360
Albany, NY                                                       400             10,528
Canton, OH                                                       300              2,098
Cincinnati, OH                                                 1,728             10,272
Findlay, OH                                                      200              1,800
Newark, OH                                                       410              5,711
Piqua, OH                                                        204              1,885
Sagamore Hills, OH                                               470              7,881
Troy, OH                                                         200              2,000
Bartlesville, OK                                                 100              1,380
Chickasha, OK                                                    85               1,395
Duncan, OK                                                       103              1,347
Edmond, OK                                                       175              1,564
Enid, OK                                                          90              1,390
Lawton, OK                                                       144              1,456
Midwest City, OK                                                  95              1,385
Muskogee, OK                                                     150              1,433
Norman, OK                                                        55              1,484
N. Oklahoma City, OK                                              87              1,508
Oklahoma City, OK                                                130              1,350
Oklahoma City, OK                                                220              2,943
Owasso, OK                                                       215              1,380
Ponca City, OK                                                   114              1,536
Shawnee, OK                                                       80              1,400
Stillwater, OK                                                    80              1,400
Portland OR                                                      628              3,585
Salem, OR                                                        449              5,172


                                                 Gross Amount at Which
                                              Carried at Close of Period
                                      --------------------------------------------


                                                        Buildings &       Accumulated            Year       Year
       Description                          Land        Improvements     Depreciation          Acquired     Built
       -----------                          ----        ------------     ------------          --------     -----

Rochester, MN                          $    322      $     6,345      $       313              1999         1999
Butte, MT                                   550            3,957                0              2000         1999
Kalispell, MT                               360            3,282              199              1998         1998
Asheville, NC                               204            3,489              176              1999         1999
Cary, NC                                  1,500            4,350              305              1998         1996
Durham, NC                                1,476           10,659              666              1999         1999
Elizabeth City, NC                          200            2,760              135              1999         1999
Hendersonville, NC                        2,270           11,771              804              1998         1998
Morehead City, NC                           200            3,104               94              2000         2000
Pineville, NC                             1,009           10,554              660              1999         1999
Wake Forest, NC                             200            3,003              180              1999         1999
Wilmington, NC                              210            2,991              138              1999         1999
Brick, NJ                                 1,300            9,394              170              2000         2000
Cranford, NJ                              3,297           14,233            1,515              1996         1993
Roswell, NM                                 233            5,355              481              1997         1996
Gardnerville, NV                          1,326           12,549              693              1999         1999
Henderson, NV                               380            9,220              512              1998         1998
Henderson, NV                               380            4,360                0              2000         2000
Albany, NY                                  400           10,528              918              1997         1997
Canton, OH                                  300            2,098              126              1998         1998
Cincinnati, OH                            1,728           10,272            1,118              1997         1995
Findlay, OH                                 200            1,800              187              1997         1997
Newark, OH                                  410            5,711              387              1998         1997
Piqua, OH                                   204            1,885              146              1998         1998
Sagamore Hills, OH                          470            7,881              140              2000         2000
Troy, OH                                    200            2,000              201              1997         1997
Bartlesville, OK                            100            1,380              194              1994         1995
Chickasha, OK                               85             1,395              189              1995         1996
Duncan, OK                                  103            1,347              174              1995         1996
Edmond, OK                                  175            1,564              198              1995         1996
Enid, OK                                     90            1,390              195              1995         1996
Lawton, OK                                  144            1,456              186              1995         1996
Midwest City, OK                             95            1,385              194              1996         1996
Muskogee, OK                                150            1,433              170              1996         1996
Norman, OK                                   55            1,484              226              1995         1996
N. Oklahoma City, OK                         87            1,508              174              1995         1996
Oklahoma City, OK                           130            1,350              181              1995         1996
Oklahoma City, OK                           220            2,943               56              2000         2000
Owasso, OK                                  215            1,380              161              1996         1996
Ponca City, OK                              114            1,536              225              1995         1995
Shawnee, OK                                  80            1,400              195              1995         1996
Stillwater, OK                               80            1,400              196              1995         1996
Portland OR                                 628            3,585              157              1999         1999
Salem, OR                                   449            5,172              252              1999         1999

                                                                  Initial Cost
                                                                   to Company
                                                          -----------------------------
                                                                                                   Cost
                                                                                                Capitalized
                                                                            Buildings &        Subsequent to
       Description                    Encumbrances              Land       Improvements         Acquisition
       -----------                    ------------              ----       ------------         ------------

Lebanon, PA                            $                   $     400  $          3,799        $
Saxonburg, PA                                                    677              4,669
Seven Fields, PA                                                 484              4,663
Williamsport, PA                                                 390              4,068
Bluffton, SC                                                     700              5,598
Florence, SC                                                     380              2,881
Hilton Head, SC                                                  510              6,037
N Augusta, SC                                                    332              2,558
Walterboro, SC                                                   150              1,838
Clarksville, TN                                                  330              2,292
Columbia, TN                                                     341              2,295
Morristown, TN                                                   400              3,808
Oakridge, TN                                                     450              4,066
Austin, TX                                                       880              9,520
Benbrook, TX                                                   1,050              7,550             27
Cedar Hill, TX                                                   171              1,490
Claremore, TX                                                    155              1,427
Corpus Christi, TX                                               420              4,796
Corpus Christi, TX                                               155              2,935
Desoto, TX                                                       205              1,383
Ft. Worth, TX                                                    210              3,790
Ft. Worth, TX                                                    247              3,868            150
Georgetown, TX                                                   200              2,100
Grand Prairie, TX                                                399              5,161
Harlingen, TX                                                     92              2,057
Harlingen, TX                                                    340              5,621
Houston, TX                                                      550             10,751
Houston, TX                                                      261              3,139
Kingwood, TX                                                     300              3,309
N Richland Hills, TX                                             330              5,355
Palestine, TX                                                    173              1,410
San Marcos, TX                                                   355              4,560
Texarkana, TX                                                    192              1,403
Waxahachie, TX                                                   154              1,429
Everett, WA                                                    1,400              5,476
                                                            --------          --------          ------
TOTAL ASSISTED LIVING FACILITIES:                            $55,277           $525,029         $6,399


                                                 Gross Amount at Which
                                              Carried at Close of Period
                                      --------------------------------------------


                                                        Buildings &       Accumulated            Year       Year
       Description                          Land        Improvements     Depreciation          Acquired     Built
       -----------                          ----        ------------     ------------          --------     -----

Lebanon, PA                            $     400  $         3,799   $          136              1999      1999
Saxonburg, PA                                677            4,669              248              1999      1994
Seven Fields, PA                             484            4,663              230              1999      1999
Williamsport, PA                             390            4,068              139              1999      1999
Bluffton, SC                                 700            5,598               26              2000      2000
Florence, SC                                 380            2,881              129              1999      1999
Hilton Head, SC                              510            6,037              221              1999      1999
N Augusta, SC                                332            2,558              126              1999      1999
Walterboro, SC                               150            1,838              108              1999      1992
Clarksville, TN                              330            2,292              137              1998      1998
Columbia, TN                                 341            2,295              115              1999      1999
Morristown, TN                               400            3,808              136              1999      1999
Oakridge, TN                                 450            4,066              144              1999      1999
Austin, TX                                   880            9,520              512              1999      1999
Benbrook, TX                               1,050            7,577              846              1997      1994
Cedar Hill, TX                               171            1,490              169              1997      1997
Claremore, TX                                155            1,427              169              1996      1996
Corpus Christi, TX                           420            4,796              519              1997      1989
Corpus Christi, TX                           155            2,935              266              1997      1997
Desoto, TX                                   205            1,383              155              1997      1997
Ft. Worth, TX                                210            3,790              490              1992      1994
Ft. Worth, TX                                247            4,018              356              1999      1996
Georgetown, TX                               200            2,100              210              1997      1997
Grand Prairie, TX                            399            5,161              326              1998      1998
Harlingen, TX                                 92            2,057              186              1997      1989
Harlingen, TX                                340            5,621              455              1998      1998
Houston, TX                                  550           10,751              528              1999      1999
Houston, TX                                  261            3,139              387              1994      1995
Kingwood, TX                                 300            3,309              145              1999      1999
N Richland Hills, TX                         330            5,355              291              1999      1999
Palestine, TX                                173            1,410              167              1996      1996
San Marcos, TX                               355            4,560              286              1998      1998
Texarkana, TX                                192            1,403              163              1996      1996
Waxahachie, TX                               154            1,429              169              1996      1996
Everett, WA                                1,400            5,476              247              1999      1990
                                        --------         --------          -------
TOTAL ASSISTED LIVING FACILITIES:        $55,277         $531,428          $33,558

                                                                  Initial Cost
                                                                   to Company
                                                          -----------------------------
                                                                                                   Cost
                                                                                                Capitalized
                                                                            Buildings &        Subsequent to
       Description                    Encumbrances              Land       Improvements         Acquisition
       -----------                    ------------              ----       ------------         ------------
SKILLED NURSING FACILITIES:
---------------------------
Payson, AZ                             $                        $180             $3,988       $
Santa Rosa, CA                                                 1,460              3,880
Pueblo, CO                                                       370              6,051
Hilliard, FL                                                     150              6,990
Lakeland, FL                                                     696              4,581            262
New Port Richey, FL                                              624              6,930            377
North Fort Myers, FL                                             636              5,712            315
Sarasota, FL                                                     560              8,474
Vero Beach, FL                                                   660              7,642          1,398
West Palm Beach, FL                                              696              7,623            414
Boise, ID                                                        600              7,383
Boise, ID                                                        810              5,401
Coeur D'Alene                                                    600              7,878
Granite City IL                                                  400              4,303
Granite City, IL                                                 610              7,143
Owensboro, KY                                                    130              4,870
Braintree, MA                                                    350              9,304
Braintree, MA                                                    170              6,080          1,364
Braintree, MA                                                     80              4,245            604
Fall River, MA                                                   620              5,080            722
Falmouth, MA                                                     670              3,022            123
South Boston, MA                                                 385              1,463            342
Springfield, MA                                                2,100              8,845
Stoughton, MA                                                    975             17,997          1,962
S. Boston, MA                                                      0              3,016            115
Waltham, MA                                                        0             11,516
Webster, MA                                                      570              8,790            849
Worcester, MA                                                  1,052                902          1,354
Kent, OH                                                         215              3,367
Westlake, OH                                                     571              5,411
Midwest City, OK                                                 470              5,673
Eugene, OR                                                       300              5,316
Bloomsburg, PA                                                     0              3,918
Cheswick, PA                                                     384              6,041          1,293
Easton, PA                                                       285              6,315
San Antonio, TX                                                  663             12,588
                                                           ---------         ----------       --------
TOTAL SKILLED NURSING FACILITIES:                          $  19,042         $  227,738       $ 11,494
Construction in Progress                                                         11,976

TOTAL INVESTMENT IN PROPERTIES                             $  74,319         $  764,743       $ 17,893
                                                           =========         ==========       ========
                                                   Gross Amount at Which
                                                Carried at Close of Period
                                         --------------------------------------------


                                                        Buildings &       Accumulated            Year       Year
       Description                          Land        Improvements     Depreciation          Acquired     Built
       -----------                          ----        ------------     ------------          --------     -----
SKILLED NURSING FACILITIES:
---------------------------
Payson, AZ                                   $180           $3,988             $341              1998      1995
Santa Rosa, CA                              1,460            3,880              321              1998      1968
Pueblo, CO                                    370            6,051              506              1998      1989
Hilliard, FL                                  150            6,990              395              1999      1994
Lakeland, FL                                  696            4,843              352              1998      1984
New Port Richey, FL                           624            7,307              519              1998      1984
North Fort Myers, FL                          636            6,027              432              1998      1984
Sarasota, FL                                  560            8,474              159              2000      2000
Vero Beach, FL                                660            9,040              574              1998      1984
West Palm Beach, FL                           696            8,037              569              1998      1984
Boise, ID                                     600            7,383              554              1998      1985
Boise, ID                                     810            5,401              459              1998      1996
Coeur D'Alene                                 600            7,878              586              1998      1996
Granite City IL                               400            4,303              184              1999      1964
Granite City, IL                              610            7,143              412              1998      1973
Owensboro, KY                                 130            4,870              878              1993      1967
Braintree, MA                                 350            9,304              203              1997      1968
Braintree, MA                                 170            7,444              806              1997      1973
Braintree, MA                                  80            4,849              561              2000      1973
Fall River, MA                                620            5,802              671              1996      1966
Falmouth, MA                                  670            3,145              412              1996      1966
South Boston, MA                              385            1,805              243              1995      1961
Springfield, MA                             2,100            8,845              167              2000      1996
Stoughton, MA                                 975           19,959              367              2000      1996
S. Boston, MA                                   0            3,131              236              2000      1958
Waltham, MA                                     0           11,516                0              2000      1998
Webster, MA                                   570            9,639            1,120              1995      1982
Worcester, MA                               1,052            2,256              304              1996      1973
Kent, OH                                      215            3,367              719              1989      1983
Westlake, OH                                  571            5,411              436              1998      1972
Midwest City, OK                              470            5,673              407              1998      1958
Eugene, OR                                    300            5,316              429              1998      1976
Bloomsburg, PA                                  0            3,918              175              1999      1996
Cheswick, PA                                  384            7,334              543              1998      1982
Easton, PA                                    285            6,315            1,657              1993      1959
San Antonio, TX                               663           12,588            2,713              1993      1978
                                        ---------      -----------      -----------
TOTAL SKILLED NURSING FACILITIES:       $  19,042      $   239,232      $    19,410
Construction in Progress                                    11,976

TOTAL INVESTMENT IN PROPERTIES          $  74,319      $   782,636      $    52,968
                                        =========      ===========      ===========

                                                               Year ended December 31
                                                        2000                1999             1998
                                                        ----                ----             ----
Investment in Real Estate:
    Balance at Beginning of year                     $  862,525          $ 639,613        $   309,044

    Additions:
    Acquisitions                                              0             81,109            110,432
    Improvements                                         46,449            138,694            159,582
    Other (1)                                            60,648             16,309             73,430
                                                     ----------         ----------        -----------

    TOTAL ADDITIONS                                     107,097            236,112            343,444

    Deductions:
    Cost of real estate sold                           (112,667)           (13,200)           (12,875)
    Other

    Total deductions                                   (112,667)           (13,200)           (12,875)
                                                     ----------         ----------        -----------

    Balance at end of year                           $  856,955         $  862,525        $   639,613
                                                     ==========         ==========        ===========

Accumulated depreciation:

    Balance at beginning of year                     $   35,746         $   19,624             11,769

    Additions:
    Depreciation expense                                 22,706             17,885             10,254

    Deductions:
    Sale of properties                                   (5,484)            (1,763)            (2,399)
                                                     ----------         ----------- -----------------

    Balance at end of year                           $   52,968         $   35,746        $    19,624
                                                     ==========         ==========        ===========


(1)      Represents mortgage loans converted to operating leases.
(2) The tax basis for real property equals $788,674,000 at December 31, 2000.

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                             HEALTH CARE REIT, INC.
                                DECEMBER 31, 2000

                                                                                          (IN THOUSANDS)
                                                                                       -------------------------    PRINCIPAL AMOUNT
                                                                                                                    OF LOANS SUBJECT
                                                     FINAL        PERIODIC                              CARRYING      TO DELINQUENT
                                        INTEREST    MATURITY       PAYMENT    PRIOR    FACE AMOUNT     AMOUNT OF      PRINCIPAL OR
     DESCRIPTION                          RATE        DATE          TERMS     LIENS    OF MORTGAGES    MORTGAGES         INTEREST
     -----------                          ----        ----          -----     -----    ------------    ---------         --------

First Mortgages:
---------------
McAllen, TX                              11.07%     01/01/10       Monthly                $13,750        $13,371          None
(Specialty Care                                                   Payments
 Facility)                                                        $135,335

Little Rock, AK                          12.20%     01/01/12       Monthly                 29,000         28,646          None
(Specialty Care                                                   Payments
Facility)                                                         $309,651

Sun Valley, CA                           12.83%     01/01/17       Monthly                 21,500         20,851          None
(Specialty Care                                                   Payments
Facility)                                                         $239,153

Briarcliff, NY                           10.96%     08/01/16       Monthly                 12,810         12,594          None
(Assisted Living                                                  Payments
Facility)                                                         $125,212

New York City, NY                        9.94%      03/01/18       Monthly                 21,000         20,595          None
(Assisted Living Facility)                                        Payments
                                                                  $189,746

Oklahoma City, OK                        9.68%      06/01/06       Monthly                 12,204         12,204          None
(Nursing  Home)                                                   Payments
                                                                   $96,412

Brea, CA                                13.17%      07/01/15       Monthly                 11,000         10,477          None
(Specialty Care Facility)                                         Payments
                                                                  $124,679
49 mortgage loans relating to 6           From        From                                179,195        168,288          None
nursing homes, 39 assisted living       8.72% to   12/01/01-
facilities,                              14.19%     05/01/20
6 behavioral care facilities and 1
specialty care facilities
2 construction loans (all with            From        N/A                                   7,010          4,052          None
first mortgage liens) relating to 2    12.40% to                                       ----------     ----------      --------
assisted living facilities               15.00%

                                                                             TOTALS      $307,469       $280,601           $-0-
                                                                                       ==========     ==========      =========


                                                                           (in thousands)
                                                                       Year Ended December 31
                                                       ---------------------------------------------------
                                                              2000                1999               1998
                                                              ----                ----               ----

Reconciliation of mortgage loans:
   Balance at beginning of period                          $384,298            $398,682           $405,336
   Additions during period:
      New mortgage loans                                     28,244              44,656            105,282
      Negative principal amortization                                                                    6
                                                      -------------       -------------      -------------
                                                            412,542             443,338            510,624
   Deductions during period:
      Collections of principal (1)                           70,567              42,731             38,512
      Charge-offs                                               726
      Other (2)                                              60,648              16,309             73,430
                                                      -------------       -------------      -------------

   Balance at end of period                                $280,601            $384,298           $398,682
                                                      =============       =============      =============

(1) Includes collection of negative principal amortization.

(2) Includes properties originally financed with mortgage loans that were purchased during the periods indicated.

                                  EXHIBIT INDEX

The following documents are included in this Form 10-K as an Exhibit:

                   DESIGNATION
                   NUMBER UNDER
   EXHIBIT         ITEM 601 OF                             EXHIBIT                             PAGE
   NUMBER         REGULATION S-K                         DESCRIPTION                          NUMBER
   -------        --------------                         ------------                         ------
     3.1(1)             3(i)        Second Restated Certificate of Incorporation.

     3.2(2)             3(ii)       By-Laws, as amended.

     4.1                4           The Registrant, by signing this Report, agrees to
                                    furnish the Securities and Exchange Commission upon
                                    its request a copy of any instrument which defines
                                    the rights of long-term debt of the Registrant and
                                    which authorizes a total amount of securities not in
                                    excess of 10% of the total assets of the Registrant.

     4.2(3)             4           Indenture dated as of April 17, 1997 by and between
                                    Health Care REIT, Inc. and Fifth Third Bank.

     4.3(4)             4           First Supplemental Indenture dated as of April 17,
                                    1997 by and between Health Care REIT, Inc. and Fifth
                                    Third Bank.

     4.4(5)             4           Second Supplemental Indenture dated as of March 13,
                                    1998 between Health Care REIT, Inc. and Fifth Third
                                    Bank.

     4.5(6)             4           Third Supplemental Indenture dated as of March 18,
                                    1999 between Health Care REIT, Inc. and Fifth Third
                                    Bank.

     4.6(6)             4           Form of Certificate of Designation of 8-7/8% Series B
                                    Cumulative Redeemable Preferred Stock

     4.7(6)             4           Certificate of Designations, Preferences and Rights
                                    of Series C Cumulative Convertible Preferred Stock of
                                    Health Care REIT, Inc.

    10.1(7)         10(ii)(A)       Rights Agreement.

    10.2(8)         10(ii)(A)       Note Purchase Agreement between Health Care REIT,
                                    Inc. and each of the Purchasers a Party thereto,
                                    dated as of April 8, 1993.

    10.3(9)         10(i)           Loan Agreement dated as of March 28, 1997 by and
                                    among Health Care REIT, Inc., its subsidiaries, the
                                    banks signatory thereto, and KeyBank National
                                    Association, as Administrative Agent, and Fleet Bank,
                                    N.A., as Syndication Agent.

    10.4(10)        10(ii)          Note Purchase Agreement between Health Care REIT,
                                    Inc. and each of the Purchasers a Party thereto,
                                    dated April 15, 1996.

    10.5(11)        10(iii)(A)      The 1985 Incentive Stock Option Plan of Health Care
                                    REIT, Inc., as amended.


    10.6(12)          10(iii)(A)    The Health Care REIT, Inc. 1995 Stock Incentive Plan,
                                    as amended.

     10.7             10(i)         Credit Agreement by and among Health Care REIT Inc.,
                                    and certain subsidiaries, Bank United and other
                                    lenders party thereto, dated as of February 24, 1999.

     10.8             10(i)         Amendment No. 1 to Loan Agreement dated as of October
                                    1, 1998 by and among Health Care REIT, Inc., its
                                    subsidiaries, the banks signatory thereto, and Key
                                    Corporate Capital Inc.

     10.9             10(i)         Amendment No. 2 to Loan Agreement dated as of January
                                    29, 2001 by and among Health Care REIT, Inc., as
                                    certain subsidiaries, the banks signatory thereto and
                                    Key Corporate Capital Inc.

     10.10            10(i)         Amendment No. 1 to Credit Agreement by and among Health
                                    Care REIT, Inc. and certain subsidiaries, Bank United and
                                    other lenders party thereto, dated as of April 5, 1999.

      21              21            Subsidiaries of the Registrant.

      23              23            Consent of Independent Auditors.

      24              24            Powers of Attorney.

      99.1            99            Press Release dated October 12, 2000.

      99.2            99            Press Release dated October 17, 2000.


---------------


     (1) Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K filed March 20, 2000.

     (2) Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed October 24, 1997.

     (3) Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on April 21, 1997.

     (4) Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on April 21, 1997.

     (5) Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on March 11, 1998.

     (6) Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-A filed on March 17, 1999.

     (7) Incorporated by reference to Exhibit 2 to the Registrant's Form 8-A filed on August 3, 1994 (File No. 1-8923).

     (8) Incorporated by reference to Exhibits 1-4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993.

     (9) Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on April 8, 1997.

     (10) Incorporated by reference to Exhibit 4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

     (11) Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-1237) filed on February 27, 1996.

     (12) Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-1239) filed on February 27, 1996.