Form 10-Q
period 2001-03-31
HEALTH CARE REIT INC /DE/
filed 2001-05-14
CIK 766704

                                    FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION DRAFT

                             WASHINGTON, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        MARCH 31, 2001
                               ------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2001.

                 Class: Shares of Common Stock, $1.00 par value
                         Outstanding 28,879,061 shares

                             HEALTH CARE REIT, INC.

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets - March 31, 2001
                  and December 31, 2000                                                  3

                  Consolidated Statements of Income - Three
                  months ended March 31, 2001 and 2000                                   4

                  Consolidated Statements of Shareholders'
                  Equity - Three months ended March 31, 2001
                  and 2000                                                               5

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2001 and 2000                             6

                  Notes to Unaudited Consolidated Financial Statements                   7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    9

Item 3.           Quantitative and Qualitative Disclosure About Market Risk             11

PART II.          OTHER INFORMATION

Item 5.           Other Information                                                     11

Item 6.           Exhibits and Reports on Form 8-K                                      12


SIGNATURES                                                                              12

EXHIBIT INDEX                                                                           13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                                                             MARCH 31               DECEMBER 31
                                                                               2001                    2000
                                                                            (UNAUDITED)               (NOTE)
ASSETS                                                                                 (IN THOUSANDS)
Real estate investments:
   Real property owned:
   Land                                                                $          77,109       $          74,319
   Buildings & improvements                                                      792,745                 770,660
   Construction in progress                                                        7,641                  11,976
                                                                       ------------------      -----------------
                                                                                 877,495                 856,955
   Less accumulated depreciation                                                 (59,754)                (52,968)
                                                                       ------------------      ------------------
       Total real property owned                                                 817,741                 803,987

   Loans receivable
       Real property loans                                                       268,377                 301,321
       Subdebt investments                                                        22,225                  21,972
                                                                       ------------------      -----------------
                                                                               1,108,343               1,127,280
   Less allowance for loan losses                                                 (6,111)                 (5,861)
                                                                       ------------------      ------------------
       Net real estate investments                                             1,102,232               1,121,419

Other Assets:
     Equity investments                                                            5,501                   5,450
     Cash and cash equivalents                                                     2,537                   2,844
     Deferred loan expenses                                                        3,915                   2,939
     Receivables and other assets                                                 27,096                  24,252
                                                                       ------------------      -----------------
                                                                                  39,049                  35,485
                                                                       ------------------      -----------------
TOTAL ASSETS                                                           $       1,141,281       $       1,156,904
                                                                       ==================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit obligations                       $         110,300       $         119,900
     Senior unsecured notes                                                      255,000                 255,000
     Secured debt                                                                 64,835                  64,852
     Accrued expenses and other liabilities                                       16,311                  18,545
                                                                       ------------------      -----------------
TOTAL LIABILITIES                                                                446,446                 458,297

Shareholders' equity:
     Preferred stock                                                             150,000                 150,000
     Common stock                                                                 28,881                  28,806
     Capital in excess of par value                                              529,417                 528,138
     Undistributed/(overdistributed) net income                                   (8,416)                 (3,388)
     Accumulated other
         comprehensive income (loss)                                                (994)                   (744)
     Unamortized restricted stock                                                 (4,053)                 (4,205)
                                                                       ------------------      ------------------
TOTAL SHAREHOLDERS' EQUITY                                                       694,835                 698,607
                                                                       ------------------      -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $       1,141,281       $       1,156,904
                                                                       ==================      =================

NOTE: The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                          2001                   2000
                                                                 ----------------------- ---------------------
                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
     Rental income                                                $          22,608       $          21,630
     Interest income                                                          8,945                  11,521
     Commitment fees and other income                                           890                   1,676
     Prepayment fees                                                            134                       -
                                                                 ------------------       -----------------
              Total revenue                                                  32,577                  34,827

EXPENSES:
     Interest expense                                                         8,112                   9,101
     Loan expense                                                               375                     317
     Provision for depreciation                                               6,786                   5,263
     Provision for losses                                                       250                     250
     General and administrative expenses                                      1,851                   1,900
                                                                 ------------------      ------------------
              Total expenses                                                 17,374                  16,831
                                                                 ------------------      ------------------

Net income before gains on sale of properties                                15,203                  17,996

Gains on sale of properties                                                       -                     123
                                                                 ------------------      ------------------

Net income                                                                   15,203                  18,119

Preferred stock dividends                                                     3,376                   3,362
                                                                  -----------------       -----------------

Net Income Available to Common Shareholders                      $           11,827      $           14,757
                                                                 ==================      ==================

Average number of shares outstanding:
     Basic                                                                   28,617                  28,315
     Diluted                                                                 28,871                  28,546

Net income per share:
     Basic                                                        $            0.41       $            0.52
     Diluted                                                                   0.41                    0.52

Dividends declared and paid per common share                      $           0.585       $           0.580

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                                                     Three months ended March 31, 2001
                                        --------------------------------------------------------------------------------------------
                                                                Capital In     Unamortized                   Accum. Other
                                        Preferred    Common     Excess of       Restricted  Undistributed   Comprehensive
In thousands                             Stock       Stock      Par Value         Stock       Net Income     Income/Loss     Total
                                        --------------------------------------------------------------------------------------------

Balance at beginning of period           $150,000     28,806     $528,138     $(4,205)      $  (3,388)      $   (744)      $698,607

Comprehensive income:
   Net income                                                                                  15,203                        15,203
   Unrealized losses on securities                                                                               (58)           (58)
   Foreign currency translation adjustment                                                                      (192)          (192)
                                                                                                                            --------
Comprehensive income                                                                                                         14,953

Proceeds from issuance of common
   stock from dividend reinvestment and                   75        1,279        (141)                                        1,213
   stock incentive plans, net of forfeitures

Restricted stock amortization                                                     293                                           293

Cash dividends paid                                                                           (20,231)                      (20,231)
                                         -------     -------     -------      --------      ----------       ---------    ----------

Balance at end of period                 $150,000    $28,881     $529,417     $(4,053)      $  (8,416)       $   (994)      $694,835
                                         ========    =======     ========     ========      ==========       =========      ========


                                                                     Three months ended March 31, 2000
                                        --------------------------------------------------------------------------------------------
                                                                Capital In     Unamortized                   Accum. Other
                                        Preferred    Common     Excess of       Restricted  Undistributed   Comprehensive
                                         Stock       Stock      Par Value         Stock       Net Income        Income       Total
                                        --------------------------------------------------------------------------------------------

Balance at beginning of period           $150,000    $28,532     $524,204     $(5,216)      $   8,883        $    593       $706,996

Comprehensive income:
   Net income                                                                                  18,119                        18,118
   Unrealized losses on securities                                                                               (318)         (318)
   Foreign currency translation
       adjustment                                                                                                 (27)          (27)
                                                                                                                            --------
Comprehensive income                                                                                                         17,774

Proceeds from issuance of common stock
   from dividend reinvestment and
   stock incentive plans, net of forfeitures              45         574          118                                           737

Restricted stock amortization                                                     317                                           317

Cash dividends paid                                                                          (19,915)                       (19,915)
                                         -------     -------    ---------     --------      ---------        ---------      --------
Balance at end of period                 $150,000    $28,577     $524,778     $(4,781)      $   7,087        $    248       $705,909
                                         ========    =======    =========     ========      ==========       =========      ========


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31
                                                                                                   2001                 2000
                                                                                              ------------------------------
                                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                                                   $    15,203         $    18,119
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                                                     6,845               5,484
      Provision for losses                                                                             250                 250
      Amortization                                                                                     668                 633
      Loan and commitment fees earned (more) less than cash received                                  (559)             (1,154)
      Rental income in excess of cash received                                                      (2,154)             (1,697)
      Interest and other income in excess of cash received                                             (84)                (75)
      Increase/(decrease) in accrued expenses and other liabilities                                 (1,676)             (2,440)
      Increase in receivables and other assets                                                        (669)             (2,060)
                                                                                                 ----------          ----------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                                               17,824              17,060

INVESTING ACTIVITIES
  Investment in real properties                                                                     (6,857)            (10,188)
  Investment in loans receivable                                                                    (5,719)             (3,799)
  Other investments, net                                                                              (228)             (5,754)
  Principal collected on loans                                                                      24,738                 630
  Proceeds from sale of properties                                                                       -              26,248
  Other                                                                                                (79)               (679)
                                                                                               ------------        ------------
          NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                                     11,855               6,458

FINANCING ACTIVITIES
  Net payments under line of credit arrangements                                                    (9,600)             (4,600)
  Principal payments on long-term obligations                                                          (17)                (24)
  Net proceeds from the issuance of Common Stock                                                     1,213                 737
  Net proceeds from the issuance of Preferred Stock                                                      -                   -
  Proceeds from issuance of Senior Notes                                                                 -                   -
  Proceeds from issuance of Secured Debt                                                                 -                   -
  Increase in deferred loan expense                                                                 (1,351)               (466)
  Cash distributions to shareholders                                                               (20,231)            (19,914)
                                                                                               ------------        ------------
          NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES                                    (29,986)           (24,267)
                                                                                               ------------        -----------

Decrease in cash and cash equivalents                                                                 (307)               (749)

Cash and cash equivalents at beginning of period                                                     2,844               2,129
                                                                                               ------------        -----------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     2,537         $     1,380
                                                                                               ============        ===========

Supplemental Cash Flow Information -- Interest Paid                                            $     9,770         $    11,522
                                                                                               ============        ===========

See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily an indication of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE B - REAL ESTATE INVESTMENTS

During the three months ended March 31, 2001, the Company invested $2,164,000 in real property, made construction advances of $6,777,000 and funded $273,000 of equity related investments. During the three months ended March 31, 2001, the Company received principal payments on real estate mortgages of $24,738,000.

With respect to the above-mentioned construction advances, funding for construction in progress in connection with four properties owned directly by the Company totaled $4,694,000, and funding associated with two construction loans represented $2,083,000. During the three months ended March 31, 2001, one of the construction properties in progress with an investment balance of $9,027,000 completed the construction phase of the Company's investment process and was converted to permanent operating leases.

NOTE C - EQUITY INVESTMENTS

Management determines the appropriate classification of an equity investment at the time of acquisition and reevaluates such designation as of each balance sheet date. At March 31, 2001, equity investments include the common stock of a corporation, valued at historical cost, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe. The ownership interest is accounted for under the equity method.

NOTE D - CONTINGENT LIABILITIES

As disclosed in the financial statements for the year ended December 31, 2000, the Company was contingently liable for certain obligations amounting to $11,945,000.

NOTE E - DISTRIBUTIONS PAID TO COMMON SHAREHOLDERS

On February 20, 2001, the Company paid a dividend of $0.585 per share to shareholders of record on January 31, 2001. This dividend related to the period from October 1, 2000 through December 31, 2000.

NOTE F - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                        Three months ended
                                                                              March 31
                                                                   -----------------------------
                                                                      2001                2000
                                                                   ---------           -------
Numerator for basic and diluted earnings per
share-income available to common shareholders                      $  11,827          $   14,757
                                                                   =========           =========
Denominator for basic earnings per share -
weighted average shares                                               28,617              28,315

Effect of dilutive securities:
     Employee stock options                                               29                   -
     Nonvested restricted shares                                         225                 231
                                                                   ---------          ----------

Dilutive potential common shares                                         254                 231
                                                                   ---------          ----------
Denominator for diluted earnings per share -
adjusted weighted average shares                                      28,871              28,546
                                                                   =========          ==========
Basic earnings per share                                           $    0.41          $     0.52

Diluted earnings per share                                         $    0.41          $     0.52

The diluted earnings per share calculation excludes the dilutive effect of 1,350,000 and 1,813,000 shares for the three months ended March 31, 2001 and 2000, respectively, because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company's net real estate investments totaled $1,102,232,000 which included 148 assisted living facilities, 43 nursing facilities and ten specialty care facilities. Depending upon the availability and cost of external capital, the Company anticipates making additional investments in health care related facilities. New investments are funded from temporary borrowings under the Company's line of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the line of credit arrangements, is expected to be provided through a combination of private and public offerings of debt and equity securities and the assumption of secured debt. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance future investments.

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

In October 1999, the Company announced a $200 million asset divestiture program from which the Company has received $195,000,000 in proceeds through March 31, 2001. The Company believes the limited asset sales and loan prepayments have strengthened the Company's portfolio and generated liquidity, enhancing the Company's balance sheet. The completion of this program should position the Company for new investment and growth opportunities in the future.

As of March 31, 2001, the Company had a total outstanding debt balance of $430,135,000 and shareholders' equity of $694,835,000 which represents a debt to equity ratio of .62 to 1.0, and a debt to total capitalization ratio of .38 to 1.0.

As of March 31, 2001, the Company had an unsecured revolving line of credit expiring March 31, 2003 in the amount of $150,000,000 bearing interest at the lender's prime rate or LIBOR plus 1.5%. In addition, the Company had an unsecured revolving line of credit in the amount of $25,000,000 bearing interest at the lender's prime rate expiring April 30, 2002. At March 31, 2001, under the Company's line of credit arrangements, available funding, subject to customary lending conditions, totaled $64,700,000.

As of March 31, 2001, the Company had effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $380,319,000 of securities including debt, convertible debt, common and preferred stock. Depending upon market conditions, the Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

RESULTS OF OPERATIONS

Revenues were comprised of the following:


                                        Three months ended                    Change
                             -------------------------------------        ----------------
                             March 31, 2001         March 31, 2000          $         %
                             --------------         --------------        ----------------
(000's)

Rental income               $     22,608          $       21,630          $   978       5%
Interest income                    8,945                  11,521           (2,576)    -22%
Commitment fees and
     other income                    890                   1,676             (786)    -47%
Prepayment fees                      134                       -              134        -
                            ------------          --------------          ----------------

Total                       $     32,577          $       34,827          $(2,250)     -6%
                            ============          ==============          ================

For the three months ended March 31, 2001, the Company generated increased rental income as a result of the completion of real property construction projects for which the Company began receiving rent and the purchase of properties previously financed by the Company. This offset a reduction in interest income due to the repayment of mortgage loans and the purchase of properties previously financed by the Company with mortgage loans. Commitment fees and other income decreased as a result of the completion of construction projects and curtailment of investing activity.

Expenses were comprised of the following:


                                        Three months ended                        Change
                              -------------------------------------      ----------------------
                              March 31, 2001         March 31, 2000             $             %
                              --------------         --------------      ----------------------
(000's)
Interest expense            $      8,112          $        9,101          $  (989)    -11%
Loan expense                         375                     317               58      18%
Provision for
     depreciation                  6,786                   5,263            1,523      29%
Provision for losses                 250                     250                -        -
General and
     admin. expenses               1,851                   1,900              (49)     -3%
                            ------------          --------------          ----------------
Total                       $     17,374          $       16,831          $   543       3%
                            ============          ==============          ================

The decrease in interest expense was primarily due to lower average borrowings on the Company's lines of credit and senior notes partially offset by a reduction in the amount of capitalized interest offsetting interest expense. The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. Capitalized interest for the three-month period ended March 31, 2001 totaled $334,000 as compared with $1,220,000 for the same period in 2000.

The provision for depreciation increased over the comparable periods in 2000 primarily as a result of additional investments in properties owned directly by the Company.

General and administrative expenses for the three-month period was 5.68% of revenues as compared with 5.44% for the same period in 2000.

Other items:


                                               Three months ended                     Change
                                      -----------------------------------     ----------------------
                                      March 31, 2001       March 31, 2000            $             %
                                      --------------       --------------     ----------------------
(000's)
Other items:
Gain on sales of
   properties                             $     -             $   123          $  (123)   -100%
Preferred dividends                         3,376               3,362               14        -

As a result of the various factors mentioned above, net income available to common shareholders for the three-month period was $11,827,000, or $0.41 per diluted share, as compared with $14,757,000, or $0.52 per diluted share for the comparable period in 2000.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This report on Form 10-Q of the Company includes forward looking statements that reflect the Company's current view with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government regulations, including changes in Medicare and Medicaid payment levels, changes in the healthcare industry, deterioration of the operating results or financial condition, including bankruptcies, of the Company's tenants and borrowers, the ability of the Company to attract new operators for certain facilities, the amount of any additional investments, access to capital markets and changes in the ratings of the Company's debt securities. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

For information on the Company's exposure to various market risks, see the discussion in the Company's annual report on Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
         -----------------

On January 16, 2001, the Company declared fourth quarter dividend and conference call date.

On January 29, 2001, the Company issued a press release announcing the extension of unsecured Bank Credit Facility.

On January 30, 2001, the Company issued a press release reporting on the closing of Summerville transaction.

On February 1, 2001, the Company issued a press release reporting its 2000 operating results.

On February 27, 2001, the Company issued a press release reporting on the status of its portfolio with Alterra Healthcare Corporation.

On April 10, 2001, the Company issued a press release announcing the schedule of its first quarter conference call.

On April 17, 2001, the Company issued a press release declaring its regular dividend.

On May 3, 2001, the Company issued a press release reporting on the first quarter results.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)     Exhibits

                 99.1     Press release dated January 16, 2001
                 99.2     Press release dated January 29, 2001
                 99.3     Press release dated January 30, 2001
                 99.4     Press release dated February 1, 2001
                 99.5     Press release dated February 27, 2001
                 99.6     Press release dated April 10, 2001
                 99.7     Press release dated April 17, 2001
                 99.8     Press release dated May 3, 2001


          (b)    Reports on Form 8-K

                 None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HEALTH CARE REIT, INC.



Date: May 14, 2001                     By: /s/ GEORGE L. CHAPMAN
      --------------------                 -------------------------------------
                                           George L. Chapman,
                                           Chairman, Chief Executive Officer and
                                           President



Date: May 14, 2001                     By: /s/ RAYMOND W. BRAUN
      --------------------                 -------------------------------------
                                           Raymond W. Braun,
                                           Chief Financial Officer




Date: May 14, 2001                     By: /s/ MICHAEL A. CRABTREE
      --------------------                 -------------------------------------
                                           Michael A. Crabtree,
                                           Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------

The following documents are included in this Form 10-Q as Exhibits:

        DESIGNATION
        NUMBER UNDER
        ITEM 601 OF
       REGULATION S-K                              EXHIBIT DESCRIPTION
       --------------                              -------------------

              99.1                        Press release dated January 16, 2001

              99.2                        Press release dated January 29, 2001

              99.3                        Press release dated January 30, 2001

              99.4                        Press release dated February 1, 2001

              99.5                        Press release dated February 27, 2001

              99.6                        Press release dated April 10, 2001

              99.7                        Press release dated April 17, 2001

              99.8                        Press release dated May 3, 2001