Form 10-Q
period 2001-06-30
HEALTH CARE REIT INC /DE/
filed 2001-07-30
CIK 766704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       JUNE 30, 2001
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 15, 2001.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 32,388,514 shares

                             HEALTH CARE REIT, INC.

                                      INDEX


                                                                           PAGE
                                                                           ----


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets - June 30, 2001
                  and December 31, 2000                                                                             3

                  Consolidated Statements of Income - Three
                  and six months ended June 30, 2001 and 2000                                                       4

                  Consolidated Statements of Shareholders'
                  Equity - Six months ended June 30, 2001
                  and 2000                                                                                          5

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2001 and 2000                                                           6

                  Notes to Unaudited Consolidated Financial Statements                                              7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                               9

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                        11

Item 4.           Submission of Matters to a Vote of Security Holders                                              12

PART II.          OTHER INFORMATION

Item 5.           Other Information                                                                                13

Item 6.           Exhibits and Reports on Form 8-K                                                                 13


SIGNATURES                                                                                                         14

EXHIBIT INDEX                                                                                                      15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                    JUNE 30       DECEMBER 31
                                                     2001            2000
                                                  (UNAUDITED)       (NOTE)
                                                   -----------    -----------
                                                        (IN THOUSANDS)
ASSETS
Real estate investments:
   Real property owned:
   Land                                            $    77,622    $    74,319
   Buildings & improvements                            812,767        770,660
   Construction in progress                             10,314         11,976
                                                   -----------    -----------
                                                       900,703        856,955
   Less accumulated depreciation                       (65,443)       (52,968)
                                                   -----------    -----------
       Total real property owned                       835,260        803,987

   Loans receivable
       Real property loans                             255,367        301,321
       Subdebt investments                              23,269         21,972
                                                   -----------    -----------
                                                     1,113,896      1,127,280
   Less allowance for loan losses                       (6,361)        (5,861)
                                                   -----------    -----------
       Net real estate investments                   1,107,535      1,121,419

Other Assets:
     Equity investments                                  5,924          5,450
     Deferred loan expenses                              3,549          2,939
     Cash and cash equivalents                           5,854          2,844
     Receivables and other assets                       29,891         24,252
                                                   -----------    -----------
                                                        45,218         35,485
                                                   -----------    -----------
TOTAL ASSETS                                       $ 1,152,753    $ 1,156,904
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit obligations   $    61,500    $   119,900
     Senior unsecured notes                            245,000        255,000
     Secured debt                                       64,818         64,852
     Accrued expenses and other liabilities             15,988         18,545
                                                   -----------    -----------
TOTAL LIABILITIES                                      387,306        458,297

Shareholders' equity:
     Preferred stock                                   150,000        150,000
     Common stock                                       32,389         28,806
     Capital in excess of par value                    601,501        528,138
     Overdistributed net income                        (13,564)        (3,388)
     Accumulated other
         comprehensive loss                             (1,159)          (744)
     Unamortized restricted stock                       (3,720)        (4,205)
                                                   -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                             765,447        698,607
                                                   -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 1,152,753    $ 1,156,904
                                                   ===========    ===========

NOTE: The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                                     JUNE 30            JUNE 30
                                                 2001     2000       2001     2000
                                               -------   -------   -------   -------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
     Rental income                             $23,863   $22,087   $46,471   $43,718
     Interest income                             7,842    10,192    16,787    21,713
     Commitment fees and other income            1,037     1,591     1,927     3,266
     Prepayment fees                                 0        57       134        57
                                               -------   -------   -------   -------
              Total revenue                     32,742    33,927    65,319    68,754

EXPENSES:
     Interest expense                            7,977     8,581    16,089    17,682
     Loan expense                                  389       286       764       603
     Provision for depreciation                  6,992     5,311    13,778    10,574
     Provision for losses                          250       250       500       500
     General and administrative expenses         2,034     1,930     3,885     3,830
                                               -------   -------   -------   -------
              Total expenses                    17,642    16,358    35,016    33,189
                                               -------   -------   -------   -------

Net income before gain on sale of
     properties                                 15,100    17,569    30,303    35,565

Gain on sale of properties                          23       394        23       517
                                               -------   -------   -------   -------

Net income                                      15,123    17,963    30,326    36,082

Preferred stock dividends                        3,376     3,376     6,752     6,738
                                               -------   -------   -------   -------

Net income available to
common shareholders                            $11,747   $14,587   $23,574   $29,344
                                               =======   =======   =======   =======

Average number of common shares outstanding:
         Basic                                  28,985    28,384    28,802    28,350
         Diluted                                29,402    28,613    29,137    28,579

Net income per share:
         Basic                                 $  0.41   $  0.51   $  0.82   $  1.04
         Diluted                                  0.40      0.51      0.81      1.03

Dividends declared and paid per
     common share                              $ 0.585   $ 0.585   $ 1.170   $ 1.165


See notes to unaudited consolidated financial statements

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


   HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                                                     Six months ended June 30, 2001
                                      ---------------------------------------------------------------------------------------------
                                                             Capital In
In thousands                                                   Excess
                                                                 of        Unamortized                    Accum. Other
                                      Preferred    Common       Par         Restricted  Overdistributed   Comprehensive
                                       Stock       Stock        Value         Stock        Net Income      Income/(Loss)    Total
                                      ---------------------------------------------------------------------------------------------

Balance at beginning of period         $150,000     28,806     $528,138     $(4,205)      $  (3,388)         $   (744)     $698,607

Comprehensive income:
   Net income                                                                                30,326                          30,326
   Unrealized losses on securities                                                                                (82)          (82)
   Foreign currency translation
     adjustment                                                                                                  (333)         (333)
                                                                                                                            -------
Comprehensive income                                                                                                         29,911

Proceeds from issuance from dividend
   reinvestment and stock incentive
   plans, net of forfeitures                           133        2,500         (99)                                          2,534

Proceeds from issuance of common
   shares                                            3,450       70,863                                                      74,313

Restricted stock amortization                                                   584                                             584

Cash dividends paid                                                                         (40,502)                        (40,502)
                                       -------     -------     -------      --------      ----------         ---------    ----------
Balance at end of period               $150,000    $32,389     $601,501     $(3,720)      $ (13,564)         $ (1,159)     $765,447
                                       ========    =======     ========     =======       =========          ========      ========

                                                                     Six months ended June 30, 2000
                                      ---------------------------------------------------------------------------------------------
                                                             Capital In
In thousands                                                   Excess
                                                                 of        Unamortized                     Accum. Other
                                      Preferred    Common       Par         Restricted    Undistributed    Comprehensive
                                       Stock       Stock        Value         Stock        Net Income      Income/(Loss)    Total
                                      ---------------------------------------------------------------------------------------------

Balance at beginning of period         $150,000    $28,532     $524,204     $(5,216)      $   8,883          $    593      $706,996

Comprehensive income:
   Net income                                                                                36,082                          36,081
   Unrealized losses on securities                                                                               (571)         (571)
   Foreign currency translation
     adjustment                                                                                                  (435)         (435)
                                                                                                                            -------
Comprehensive income                                                                                                         35,076

Proceeds from issuance of common
   stock from dividend reinvestment
   and stock incentive plans, net of
   forfeitures                                         128        1,776         118                                           2,022

Restricted stock amortization                                                   627                                             627

Cash dividends paid                                                                         (40,009)                        (40,009)
                                       -------     -------    --------      --------      ----------         ---------     --------
Balance at end of period               $150,000    $28,660     $525,980     $(4,471)      $   4,956          $   (413)     $704,712
                                       ========    =======     ========     =======       =========          ========      ========


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30
                                                                      2001         2000
                                                                    ---------    ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                        $  30,326    $  36,082
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                       13,897       10,702
      Provision for losses                                                500          500
      Amortization                                                      1,349        1,229
      Loan and commitment fees earned in excess of  cash received      (1,202)      (1,154)
      Rental income in excess of cash received                         (3,874)      (2,441)
      Interest and other income in excess of cash received               (166)        (166)
      Decrease in accrued expenses and other liabilities               (1,357)      (2,246)
      Increase in receivables and other assets                         (1,739)        (156)
                                                                    ---------    ---------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                  37,734       42,350

INVESTING ACTIVITIES
  Investment in real properties                                       (42,957)     (28,063)
  Investment in loans receivable                                      (12,510)     (11,668)
  Other investments, net                                                 (457)      (6,946)
  Principal collected on loans                                         43,217       47,649
  Proceeds from sale of properties                                     11,588       92,872
  Other                                                                  (142)        (589)
                                                                    ---------    ---------
          NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES        (1,261)      93,255

FINANCING ACTIVITIES
  Net payments under line of credit arrangements                      (58,400)     (54,700)
  Principal payments on long-term obligations                         (10,034)     (41,460)
  Net proceeds from the issuance of Common Stock                       76,847        2,022
  Increase in deferred loan expense                                    (1,374)        (565)
  Cash distributions to shareholders                                  (40,502)     (40,009)
                                                                    ---------    ---------
          NET CASH USED IN FINANCING ACTIVITIES                       (33,463)    (134,712)
                                                                    ---------    ---------

Increase in cash and cash equivalents                                   3,010          893

Cash and cash equivalents at beginning of period                        2,844        2,129
                                                                    ---------    ---------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   5,854    $   3,022
                                                                    =========    =========

Supplemental Cash Flow Information -- Interest Paid                 $  17,379    $  21,182
                                                                    =========    =========

See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 2001, are not necessarily an indication of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


NOTE B - REAL ESTATE INVESTMENTS

During the six months ended June 30, 2001, the Company invested $35,591,000 in real property, made construction advances of $10,325,000 and funded $1,575,000 of equity related investments. During the six months ended June 30, 2001, the Company sold properties valued at $11,588,000 and received principal payments on real estate mortgages of $43,217,000.

With respect to the above-mentioned construction advances, funding for construction in progress in connection with four properties owned directly by the Company totaled $7,366,000, and funding associated with two construction loans represented $2,959,000. During the six months ended June 30, 2001, one of the construction properties in progress with an investment balance of $9,027,000 completed the construction phase of the Company's investment process and was converted to permanent operating leases and one of the construction loans with an investment balance of $2,010,000 was converted to a permanent mortgage loan.


NOTE C - EQUITY INVESTMENTS

Management determines the appropriate classification of an equity investment at the time of acquisition and reevaluates such designation as of each balance sheet date. At June 30, 2001, equity investments include the common stock of a corporation, valued at historical cost, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe. The ownership interest is accounted for under the equity method.

NOTE D - CONTINGENT LIABILITIES

As disclosed in the financial statements for the year ended December 31, 2000, the Company was contingently liable for certain obligations amounting to $11,425,000.

NOTE E - DISTRIBUTIONS PAID TO COMMON SHAREHOLDERS

On February 20, 2001, the Company paid a dividend of $0.585 per share to shareholders of record on January 31, 2001. This dividend related to the period from October 1, 2000 through December 31, 2000.

On May 20, 2001, the Company paid a dividend of $0.585 per share to shareholders of record on May 1, 2001. This dividend related to the period January 1, 2001 to March 31, 2001.

NOTE F - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            Three months ended June 30            Six months ended June 30
                                                         ---------------------------------    ----------------------------------
                                                                2001             2000                2001              2000
                                                             ---------        ---------           ---------        ----------

Numerator for basic and diluted earnings per
share-income available to common shareholders                $  11,747         $  14,587          $  23,574        $  29,343
                                                             =========         =========          =========        =========

Denominator for basic earnings per share -
weighted average shares                                         28,985            28,384             28,802           28,350

Effect of dilutive securities:
     Employee stock options                                        192                 -                110                -
     Nonvested restricted shares                                   225               229                225              229
                                                             ---------         ---------          ---------        ---------

Dilutive potential common shares                                   419               229                335              229
                                                             ---------         ---------          ---------        ---------

Denominator for diluted earnings per share -
adjusted weighted average shares                                29,402            28,613             29,137           28,579
                                                             =========         =========          =========        =========

Basic earnings per share                                     $    0.41         $    0.51          $    0.82        $    1.04

Diluted earnings per share                                   $    0.40         $    0.51          $    0.81        $    1.03

The diluted earnings per share calculation excludes the dilutive effect of 1,350,000 and 1,813,000 shares for the periods ended June 30, 2001 and 2000, respectively, because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company's net real estate investments totaled $1,107,535,000 which included 146 assisted living facilities, 48 nursing facilities and nine specialty care facilities. Depending upon the availability and cost of external capital, the Company anticipates making additional investments in health care related facilities. New investments are funded from temporary borrowings under the Company's line of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the line of credit arrangements, is expected to be provided through a combination of private and public offerings of debt and equity securities and the assumption of secured debt. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance future investments.

In March, 2001, the Company completed its approximately $200 million asset divestiture program that it announced in October, 1999 in response to a lack of capital for health care REITs and long-term care companies. This program strengthened the Company's portfolio and generated liquidity, enhancing the Company's balance sheet. The completion of this program positioned the Company for new investment opportunities.

During the first half of 2001, improved operating results in the public nursing home sector, reduced development of new assisted living facilities and a shift in equity funds flow back into income-oriented investments generated new access to appropriately priced capital for health care REITs.

In June, 2001, the Company issued 3,450,000 shares of Common Stock, $1 par value, at a price of $22.75 per share, which generated net proceeds of $74,313,000. Pending their use to invest in additional health care properties, the proceeds were used primarily to pay down borrowings under the Company's line of credit arrangements.

As of June 30, 2001, the Company had a total outstanding debt balance of $371,318,000 and shareholders' equity of $765,447,000 which represents a debt to equity ratio of .49 to 1.0, and a debt to total capitalization ratio of .33 to 1.0.

As of June 30, 2001, the Company had an unsecured revolving line of credit expiring March 31, 2003 in the amount of $150,000,000 bearing interest at the lender's prime rate or LIBOR plus 1.5%. In addition, the Company had an unsecured revolving line of credit in the amount of $25,000,000 bearing interest at the lender's prime rate expiring June 30, 2002. At June 30, 2001, under the Company's line of credit arrangements, available funding, subject to customary lending conditions, totaled $113,500,000.

As of June 30, 2001, the Company had effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $252,344,000 of securities including debt, convertible debt, common and preferred stock. Depending upon market conditions, the Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

RESULTS OF OPERATIONS

Revenues were comprised of the following:

                               Three months ended            Change                Year to date through             Change
                          ----------------------------   ----------------       ----------------------------   ----------------
                          June 30, 2001  June 30, 2000    $          %          June 30, 2001  June 30, 2000      $        %
                          -------------  -------------   ----------------        ----------     -----------   ----------------

(000's)
Rental income              $    23,863    $    22,087    $1,776      8.04%       $   46,471     $    43,718   $  2,753    6.30%
Interest income                  7,842         10,192    (2,350)   -23.06%           16,787          21,713     (4,926) -22.69%
Commitment fees and
     other income                1,037          1,591      (554)   -34.82%            1,927           3,266     (1,339)%-41.00%
Prepayment fees                      -             57       (57)  -100.00%              134              57         77  135.09%
                           -----------    -----------    ----------------        ----------     -----------   ----------------

Total                      $    32,742    $    33,927    $(1,185)   -3.49%       $   65,319     $    68,754   $ (3,435)  -5.00%
                           ===========    ===========    ================        ==========     ===========   ================


For the three and six months ended June 30, 2001, the Company generated increased rental income as a result of the completion of real property construction projects for which the Company began receiving rent and the purchase of properties previously financed by the Company. This offset a reduction in interest income due to the repayment of mortgage loans and the purchase of properties previously financed by the Company with mortgage loans. Commitment fees and other income decreased as a result of the completion of construction projects and curtailment of investing activity.

Expenses were comprised of the following:

                               Three months ended            Change                Year to date through             Change
                          ----------------------------  ----------------        ----------------------------   ----------------
                          June 30, 2001  June 30, 2000      $       %           June 30, 2001  June 30, 2000       $       %
                          -------------  -------------  ----------------        -------------  -------------   ----------------

(000's)
Interest expense           $     7,977    $     8,581    $ (604)  -7.04%         $   16,089     $   17,682     $(1,593)  -9.01%
Loan expense                       389            286       103   36.01%                764            604         160   26.49%

Provision for
     depreciation                6,992          5,311     1,681   31.65%             13,778         10,574       3,204   30.30%

Provision for losses               250            250         -       -%                500            500           -       -%

General and
     admin. expenses             2,034          1,930       104    5.39%              3,885          3,830          55    1.44%
                           -----------    -----------    ---------------         ----------     ----------     ----------------
Total                      $    17,642    $    16,358    $1,284    7.85%         $   35,016     $   33,190     $ 1,826    5.50%
                           ===========    ===========    ===============         ==========     ==========     ================


The decrease in interest expense for both the three-month and year-to-date periods was primarily due to lower average borrowings on the Company's lines of credit and senior notes partially offset by a reduction in the amount of capitalized interest offsetting interest expense. The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. Capitalized interest for the three-month and year-to-date periods totaled $205,000 and $539,000, respectively as compared with $953,000 and $2,174,000 for the same periods in 2000.

The provision for depreciation increased over the comparable periods in 2000 primarily as a result of additional investments in properties owned directly by the Company.

General and administrative expenses as a percentage of revenue for the three-month and year-to-date periods were 6.21% and 5.95% as compared with 5.69% and 5.57% for the same periods in 2000.

Other items:

                                Three months ended               Change              Year to date through              Change
                           -------------   -------------  ------------------     -------------   -------------    -------------
                           June 30, 2001   June 30, 2000    $          %         June 30, 2001   June 30, 2000        $     %
                           -------------   -------------  ------------------     -------------   -------------    -------------

(000's)
Other items:
Gain on sales of
   properties               $        23     $      394     $  (371)  (94)%        $       23      $      517      $  494  (96)%
Preferred dividends               3,376          3,376           -      -%             6,752           6,738          14     -%

As a result of the various factors mentioned above, net income available to common shareholders for the three-month and year-to-date periods was $11,747,000, or $0.40 per diluted share, and $23,574,000, or $0.81 per diluted share, respectively, as compared with $14,587,000, or $0.51 per diluted share, and $29,343,000, or $1.03 per diluted share for the comparable periods in 2000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Health Care REIT, Inc. was duly called and held on May 3, 2001 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Company's management and Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the management's nominees for election as directors as listed in the Proxy Statement, and all such nominees were elected.

Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

          Proposal #1 - The election of three directors:

                               Nominee                              For                         Withheld
                   ---------------------------------      -------------------------       ----------------------
                   Jeffrey H. Donahue                            29,288,580                      226,599
                   Bruce G. Thompson                             29,283,003                      232,176
                   Richard A. Unverferth                         29,250,857                      264,322


          Proposal #2 - The approval of an amendment to the Company's 1995 Stock Incentive Plan to increase the number of shares available for issuance:

                   For                                      25,832,365
                   Against                                   3,318,359
                   Abstain                                     364,455


          Proposal #3 - The ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year 2001:

                   For                                      29,261,285
                   Against                                     125,889
                   Abstain                                     128,005

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On June 15, 2001, the Company issued a press release announcing sale of 3,000,000 Shares of Common Stock.

On June 28, 2001, the Company issued a press release announcing the exercise of over allotment option for 450,000 Shares of Common Stock.

On July 3, 2001, the Company announced the release of second quarter earnings on July 17 and the second quarter conference call set for July 18, 2001.

On July 17, 2001, the Company issued a press release reporting second quarter results.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  99.1     Press release dated June 15, 2001
                  99.2     Press release dated June 28, 2001
                  99.3     Press release dated July 3, 2001
                  99.4     Press release dated July 17, 2001


          (b)     Reports on Form 8-K

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HEALTH CARE REIT, INC.



Date:  JULY 30, 2001                  By:  /S/ GEORGE L. CHAPMAN
     ---------------------                -------------------------------------
                                       George L. Chapman,
                                       Chairman, Chief Executive Officer and
                                       President



Date:  JULY  30, 2001                  By:  /S/ RAYMOND W. BRAUN
     ---------------------                -------------------------------------
                                       Raymond W. Braun,
                                       Chief Financial Officer




Date:  JULY  30, 2001                  By:  /S/ MICHAEL A. CRABTREE
     ---------------------                -------------------------------------
                                       Michael A. Crabtree,
                                       Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


The following documents are included in this Form 10-Q as Exhibits:


                 DESIGNATION
                 NUMBER UNDER
                 ITEM 601 OF
                REGULATION S-K                 EXHIBIT DESCRIPTION
                --------------                 -------------------


                       99.1                Press release dated June 15, 2001

                       99.2                Press release dated June 28, 2001

                       99.3                Press release dated July 3, 2001

                       99.4                Press release dated July 17, 2001