Form 10-Q
period 2001-09-30
HEALTH CARE REIT INC /DE/
filed 2001-10-30
CIK 766704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   SEPTEMBER 30, 2001
                               -------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

Commission File number 1-8923

                             HEALTH CARE REIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                            34-1096634
-------------------------------------                    ----------------------
(State or jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                             Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio                             43604
-------------------------------------                    ----------------------
(Address of principal executive office)                         (Zip Code)

(Registrant's telephone number, including area code)            (419) 247-2800
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 25, 2001.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 32,595,721 shares

                             HEALTH CARE REIT, INC.

                                      INDEX

                                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets - September 30, 2001
          and December 31, 2000                                             3

          Consolidated Statements of Income - Three
          and nine months ended September 30, 2001 and 2000                 4

          Consolidated Statements of Shareholders'
          Equity - Nine months ended September 30, 2001
          and 2000                                                          5

          Consolidated Statements of Cash Flows -
          Nine months ended September 30, 2001 and 2000                     6

          Notes to Unaudited Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk        11

PART II.  OTHER INFORMATION

Item 5.   Other Information                                                13

Item 6.   Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                 14

EXHIBIT INDEX                                                              15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                         SEPTEMBER 30          DECEMBER 31
                                                                             2001                 2000
                                                                         (UNAUDITED)             (NOTE)
                                                                       --------------        --------------
ASSETS                                                                              (IN THOUSANDS)
Real estate investments:
   Real property owned:
   Land                                                                $       79,861        $       74,319
   Buildings & improvements                                                   836,867               770,660
   Construction in progress                                                     8,995                11,976
                                                                       --------------        --------------
                                                                              925,723               856,955
   Less accumulated depreciation                                              (71,564)              (52,968)
                                                                       --------------        --------------
       Total real property owned                                              854,159               803,987

   Loans receivable
       Real property loans                                                    234,886               301,321
       Subdebt investments                                                     23,426                21,972
                                                                       --------------        --------------
                                                                            1,112,471             1,127,280
   Less allowance for loan losses                                              (6,611)               (5,861)
                                                                       --------------        --------------
       Net real estate investments                                          1,105,860             1,121,419

Other Assets:
     Equity investments                                                         6,585                 5,450
     Deferred loan expenses                                                     7,266                 2,939
     Cash and cash equivalents                                                 43,564                 2,844
     Receivables and other assets                                              32,012                24,252
                                                                       --------------        --------------
                                                                               89,427                35,485
                                                                       --------------        --------------
TOTAL ASSETS                                                           $    1,195,287        $    1,156,904
                                                                       ==============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit obligations                       $            0        $      119,900
     Senior unsecured notes                                                   412,250               255,000
     Secured debt                                                               3,801                64,852
     Accrued expenses and other liabilities                                    16,250                18,545
                                                                       --------------        --------------
TOTAL LIABILITIES                                                             432,301               458,297

Shareholders' equity:
     Preferred stock                                                          150,000               150,000
     Common stock                                                              32,490                28,806
     Capital in excess of par value                                           603,705               528,138
     Overdistributed net income                                               (18,922)               (3,388)
     Accumulated other
         comprehensive loss                                                      (873)                 (744)
     Unamortized restricted stock                                              (3,414)               (4,205)
                                                                       --------------        --------------
TOTAL SHAREHOLDERS' EQUITY                                                    762,986               698,607
                                                                       --------------        --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $    1,195,287        $    1,156,904
                                                                       ==============        ==============

NOTE: The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30                       SEPTEMBER 30
                                                             2001              2000             2001             2000
                                                          ---------         ---------        ---------         ---------
                                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
     Rental income                                        $  25,756         $  22,266        $  72,227         $  65,984
     Interest income                                          7,187             9,695           23,974            31,408
     Commitment fees and other income                           934             1,390            2,861             4,657
     Prepayment fees                                            856                 0              990                57
                                                          ---------         ---------        ---------         ---------
              Total revenue                                  34,733            33,351          100,052           102,106

EXPENSES:
     Interest expense                                         7,643             8,411           23,731            26,093
     Loan expense                                               447               276            1,212               879
     Provision for depreciation                               7,244             5,985           21,023            16,558
     Provision for losses                                       250               250              750               750
     General and administrative expenses                      2,070             1,823            5,956             5,654
                                                          ---------         ---------        ---------         ---------
              Total expenses                                 17,654            16,745           52,672            49,934
                                                          ---------         ---------        ---------         ---------

Net income before gain on sale of
     properties and loss on extraordinary item               17,079            16,606           47,380            52,172

Gain on sale of properties                                      101               555              124             1,072
                                                          ---------         ---------        ---------         ---------

Net income before extraordinary item                         17,180            17,161           47,504            53,244

Loss on extinguishment of debt                                 (213)                0             (213)                0
                                                          ---------         ---------        ---------         ---------

Net income                                                   16,967            17,161           47,291            53,244

Preferred stock dividends                                     3,376             3,376           10,128            10,114
                                                          ---------         ---------        ---------         ---------

Net income available to common
shareholders                                              $  13,591         $  13,785        $  37,163         $  43,130
                                                          =========         =========        =========         =========

Average number of common shares outstanding:
         Basic                                               32,205            28,507           29,946            28,460
         Diluted                                             32,762            28,650           30,358            28,603

Net income available to common shareholders
per share:
         Basic                                            $    0.42         $    0.48        $    1.24         $    1.52
         Diluted                                               0.41              0.48             1.22              1.51

Dividends declared and paid per
     common share                                         $   0.585         $   0.585        $   1.755         $   1.750

See notes to unaudited consolidated financial statements

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


   HEALTH CARE REIT, INC. AND SUBSIDIARIES



                                                                      Nine months ended September 30, 2001
                                        --------------------------------------------------------------------------------------------
                                                                      Capital
                                                                        In                                        Accum.
In thousands                                                          Excess                                      Other
                                                                        of       Unamortized                 Comprehensive
                                           Preferred      Common        Par      Restricted  Overdistributed     Income/
                                             Stock         Stock       Value        Stock      Net Income        (Loss)       Total
                                        --------------------------------------------------------------------------------------------

Balance at beginning of period             $ 150,000       28,806    $ 528,138    $  (4,205)   $  (3,388)   $    (744)   $ 698,607

Comprehensive income:
   Net income                                                                                     47,291                    47,291
   Unrealized losses on securities                                                                                (89)         (89)
   Foreign currency translation adjustment                                                                        (40)         (40)
                                                                                                                         ---------

Comprehensive income                                                                                                        47,162

Proceeds from issuance from
   dividend reinvestment and
   stock incentive plans,
   net of forfeitures                                         234        4,827          (83)                                 4,978


Proceeds from issuance of common
   shares                                                   3,450       70,740                                              74,190

Restricted stock amortization                                                           874                                    874

Cash dividends paid                                                                              (62,825)                  (62,825)
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance at end of period                   $ 150,000    $  32,490    $ 603,705    $  (3,414)   $ (18,922)   $    (873)   $ 762,986
                                           =========    =========    =========    =========    =========    =========    =========


                                                                    Nine months ended September 30, 2000
                                        --------------------------------------------------------------------------------------------
                                                                      Capital
                                                                        In                                        Accum.
                                                                      Excess                                      Other
                                                                        of       Unamortized                 Comprehensive
                                           Preferred      Common        Par      Restricted  Overdistributed     Income/
                                             Stock         Stock       Value        Stock      Net Income        (Loss)       Total
                                        --------------------------------------------------------------------------------------------

Balance at beginning of period             $ 150,000    $  28,532    $ 524,204    $  (5,216)   $   8,883    $     593    $ 706,996

Comprehensive income:
   Net income                                                                                     53,244                    53,244
   Unrealized losses on securities                                                                               (591)        (591)
   Foreign currency translation adjustment                                                                       (717)        (717)
                                                                                                                         ---------

Comprehensive income                                                                                                        51,936

Proceeds from issuance of common
   stock from dividend reinvestment and
   stock incentive plans, net of
   forfeitures                                                159        2,103        1,085                                  3,347

Restricted stock amortization                                                           859                                    859

Cash dividends paid                                                                              (60,126)                  (60,126)
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance at end of period                   $ 150,000    $  28,691    $ 526,307    $  (3,272)   $   2,001    $    (715)   $ 703,012
                                           =========    =========    =========    =========    =========    =========    =========


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                                 2001                 2000
                                                                              ---------            ---------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                                  $  47,291            $  53,244
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                                 21,201               16,751
      Provision for losses                                                          750                  750
      Amortization                                                                2,124                1,737
      Loan and commitment fees earned in excess of  cash received                (1,329)              (1,154)
      Rental income in excess of cash received                                   (6,187)              (4,396)
      Interest and other income in excess of cash received                         (249)                (235)
      Decrease in accrued expenses and other liabilities                           (967)              (3,623)
      Increase in receivables and other assets                                   (1,548)              (4,554)
                                                                              ---------            ---------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                            61,086               58,520

INVESTING ACTIVITIES
  Investment in real properties                                                 (79,529)             (37,833)
  Investment in loans receivable                                                (19,424)             (14,478)
  Other investments, net                                                           (685)             (10,955)
  Principal collected on loans                                                   70,391               57,147
  Proceeds from sale of properties                                               22,018              107,182
  Other                                                                            (203)                (659)
                                                                              ---------            ---------
          NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                  (7,432)             100,404

FINANCING ACTIVITIES
  Net payments under line of credit arrangements                               (119,900)             (58,650)
  Principal payments on long-term obligations                                   (78,801)             (41,475)
  Issuance of long-term obligations                                             175,000                    0
  Net proceeds from the issuance of Common Stock                                 79,168                3,347
  Increase in deferred loan expense                                              (5,576)                (633)
  Cash distributions to shareholders                                            (62,825)             (60,126)
                                                                              ---------            ---------
          NET CASH USED IN FINANCING ACTIVITIES                                 (12,934)            (157,537)
                                                                              ---------            ---------

Increase in cash and cash equivalents                                            40,720                1,387

Cash and cash equivalents at beginning of period                                  2,844                2,129
                                                                              ---------            ---------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  43,564            $   3,516
                                                                              =========            =========

Supplemental Cash Flow Information -- Interest Paid                           $  25,096            $  31,186
                                                                              =========            =========

See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 2001, are not necessarily an indication of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


NOTE B - REAL ESTATE INVESTMENTS

During the nine months ended September 30, 2001, the Company invested $69,605,000 in real property, made construction advances of $14,016,000 and funded $2,665,000 of equity related investments. During the nine months ended September 30, 2001, the Company sold properties valued at $22,018,000 and received principal payments on real estate mortgages of $70,391,000.

With respect to the above-mentioned construction advances, funding for construction in progress in connection with four properties owned directly by the Company totaled $9,084,000, and funding associated with two construction loans represented $4,932,000. During the nine months ended September 30, 2001, two of the construction properties in progress with investment balances totaling $12,065,000 completed the construction phase of the Company's investment process and were converted to permanent operating leases and one of the construction loans with an investment balance of $2,010,000 was converted to a permanent mortgage loan.


NOTE C - EQUITY INVESTMENTS

Management determines the appropriate classification of an equity investment at the time of acquisition and reevaluates such designation as of each balance sheet date. At September 30, 2001, equity investments include the common stock of a corporation, valued at historical cost, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe. The ownership interest is accounted for under the equity method.

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

On May 21, 2001, the Company paid a dividend of $0.585 per share to shareholders of record on May 1, 2001. This dividend related to the period January 1, 2001 to March 31, 2001.

On August 20, 2001, the Company paid a dividend of $0.585 per share to shareholders of record on August 1, 2001. This dividend related to the period April 1, 2001 to June 30, 2001.

NOTE F - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               Three months ended            Nine months ended
                                                                  September 30                  September 30
                                                            ------------------------      ------------------------
                                                               2001           2000           2001           2000
                                                            ---------      ---------      ---------      ---------

Numerator for basic and diluted earnings per
share-income available to common shareholders               $  13,591      $  13,785      $  37,163      $  43,129
                                                            =========      =========      =========      =========

Denominator for basic earnings per share -
weighted average shares                                        32,205         28,507         29,946         28,460

Effect of dilutive securities:
     Employee stock options                                       327           --              182           --
     Nonvested restricted shares                                  230            143            230            143
                                                            ---------      ---------      ---------      ---------

Dilutive potential common shares                                  557            143            412            143
                                                            ---------      ---------      ---------      ---------

Denominator for diluted earnings per share -
adjusted weighted average shares                               32,762         28,650         30,358         28,603
                                                            =========      =========      =========      =========

Basic earnings per share                                    $    0.42      $    0.48      $    1.24      $    1.52

Diluted earnings per share                                  $    0.41      $    0.48      $    1.22      $    1.51

The diluted earnings per share calculation excludes the dilutive effect of 150,000 and 1,479,000 shares for the three month periods and 763,000 and 1,479,000 for the nine month periods ended September 30, 2001 and September 30, 2000, respectively; because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company's net real estate investments totaled $1,105,860,000 which included 147 assisted living facilities, 48 nursing facilities and seven specialty care facilities. Depending upon the availability and cost of external capital, the Company anticipates making additional investments in health care related facilities. New investments are funded from temporary borrowings under the Company's line of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the line of credit arrangements, is expected to be provided through a combination of private and public offerings of debt and equity securities and the assumption of secured debt. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance future investments.

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

During the first half of 2001, improved operating results in the public nursing home sector, reduced development of new assisted living facilities and a shift in equity funds flow back into income-oriented investments resulted in new access to appropriately priced capital for health care REITs.

In June, 2001, the Company issued 3,450,000 shares of Common Stock, $1 par value, at a price of $22.75 per share, which generated net proceeds of $74,190,000.

In August, 2001, the Company sold $175 million of senior unsecured notes due in 2007 at an effective yield of 7.775%. Pending their use to invest in additional health care properties, the proceeds were used primarily to pay down borrowings under the Company's unsecured and secured line of credit arrangements.

As of September 30, 2001, the Company had a total outstanding debt balance of $416,051,000 and shareholders' equity of $762,986,000 which represents a debt to equity ratio of .55 to 1.0, and a debt to total capitalization ratio of .35 to 1.0.

As of September 30, 2001, the Company had an unsecured revolving line of credit expiring March 31, 2003 in the amount of $150,000,000 bearing interest at the lender's prime rate or LIBOR plus 1.5%. In addition, the Company had an unsecured revolving line of credit in the amount of $25,000,000 bearing interest at the lender's prime rate expiring June 30, 2002. Also, at September 30, 2001, the Company had secured line of credit arrangements totaling $64,000,000. At September 30, 2001, the Company had no borrowings under the unsecured line of credit arrangements and $3,000,000 outstanding on the secured line of credit arrangements.

As of September 30, 2001, the Company had effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to $77,000,000 of securities including debt, convertible debt, common and preferred stock. Depending upon market conditions, the Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

RESULTS OF OPERATIONS

Revenues were comprised of the following:

                              Three months ended                Change              Year to date through              Change
                       ------------------------------  --------------------   ------------------------------  --------------------
                       Sept. 30, 2001  Sept. 30, 2000       $         %       Sept. 30, 2001  Sept. 30, 2000       $          %
                       --------------  --------------  --------------------   ------------------------------  --------------------

(000's)
Rental income          $     25,756   $     22,266     $  3,490     15.67%    $     72,227   $      65,984    $  6,243       9.46%
Interest income               7,187          9,695       (2.508)   -25.87%          23,974          31,408      (7,434)    -23.67%
Commitment fees and
     other income               934          1,390         (456)   -32.81%           2,861           4,657      (1,796)    -38.57%
Prepayment fees                 856              -          856    100.00%             990              57         933    1637.84%
                       ------------   ------------     --------  ---------    ------------   -------------    --------  ---------

Total                  $     34,733   $     33,351     $  1,382      4.14%    $    100,052         102,106    $ (2,054)     -2.01%
                       ============   ============     ========  =========    ============   =============    ========  =========

For the three and nine months ended September 30, 2001, the Company generated increased rental income as a result of the completion of real property construction projects for which the Company began receiving rent and the purchase of properties previously financed by the Company. This offset a reduction in interest income due to the repayment of mortgage loans and the purchase of properties previously financed by the Company with mortgage loans. Commitment fees and other income decreased as a result of the completion of construction projects and curtailment of investing activity.

Expenses were comprised of the following:

                            Three months ended                 Change              Year to date through              Change
                       -----------------------------   ---------------------  ------------------------------  --------------------
                       Sept. 30, 2001 Sept. 30, 2000        $         %       Sept. 30, 2001  Sept. 30, 2000        $          %
                       -------------- --------------   ---------------------  ------------------------------  --------------------

(000's)
Interest expense       $      7,643   $      8,411     $   (768)    -9.13%    $     23,731     $     26,093     $(2,362)    -9.05%
Loan expense                    447            276          171      6.20%           1,212              879         333     37.88%
Provision for
        depreciation          7,244          5,985        1,259      2.10%          21,023           16,558       4,465     26.97%
Provision for losses            250            250            -         -%             750              750           -         -%
General and
     admin. expenses          2,070          1,823          247     13.55%           5,956            5,654         302      5.34%
                       ------------   ------------     --------- ---------    ------------     ------------     --------  --------
Total                  $     17,654   $     16,745     $    909      5.43%    $     52,672     $     49,934     $ 2,738      5.48%
                       ============   ============     ========= =========    ============     ============     ========  ========

The decrease in interest expense for both the three-month and year-to-date periods was primarily due to lower average borrowings on the Company's lines of credit and senior notes partially offset by a reduction in the amount of capitalized interest offsetting interest expense. The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. Capitalized interest for the three-month and year-to-date periods totaled $200,000 and $739,000, respectively as compared with $603,000 and $2,777,000 for the same periods in 2000.

The provision for depreciation increased over the comparable periods in 2000 primarily as a result of additional investments in properties owned directly by the Company.

General and administrative expenses as a percentage of revenue for the three-month and year-to-date periods were 5.96% and 5.95% as compared with 5.47% and 5.54% for the same periods in 2000.

Other items:

                             Three months ended                   Change              Year to date through              Change
                        ------------------------------   ---------------------  ------------------------------  --------------------
                        Sept. 30, 2001  Sept. 30, 2000        $          %      Sept. 30, 2001  Sept. 30, 2000       $         %
                        --------------  --------------   ---------------------  ------------------------------  --------------------


(000's)
Other items:
Loss on extinguishment
    of debt                     213               -          213    100.00%               213             -          213     100.00%
Gain on sales of
    properties          $       101     $       555      $  (454)   -81.80%       $       124    $    1,072      $  (948)    -88.43%
Preferred dividends           3,376           3,376            -         -%            10,128        10,114           14         -


As a result of the various factors mentioned above, net income available to common shareholders for the three-month and year-to-date periods was $13,591,000, or $0.41 per diluted share, and $37,163,000 or $1.22 per diluted share, respectively, as compared with $13,785,000, or $0.48 per diluted share, and $43,130,000, or $1.51 per diluted share for the comparable periods in 2000.

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

A change in interest rates will not affect future earnings or cash flow on our fixed rate debt. Interest rate changes, however, will affect the fair value of such debt. A 1% increase in interest rates would result in a decrease in fair value of the Company's Senior Unsecured Notes by approximately $17 million at September 30, 2001. Changes in the interest rate environment upon maturity of this fixed rate debt could have an affect on the future cash flows and earnings of the Company, depending on whether the debt is replaced with other fixed rate debt, with variable rate debt, with equity or by the sale of assets.

A change in interest rates will not affect the fair value of the Company's variable rate debt, including its unsecured and secured revolving credit arrangements. At September 30, 2001, the Company had limited variable rate debt, so a 1% increase in interest rates would have an immaterial effect on annual interest expense.

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

From time to time, the Company's variable interest rate debt may exceed its variable interest rate assets, presenting an exposure to rising interest rates. The Company may or may not elect to use financial derivative instruments to hedge variable interest rate exposure. Such decisions are principally based on the Company's policy to match its variable rate investments with comparable borrowings, but is also based on the general trend in interest rates at the applicable dates and the Company's perception of future volatility of interest rates.

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

The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator licensed to manage the facility. In addition, the Company may be required to fund certain expenses (e.g., real estate taxes and maintenance) to retain control of a property. In some instances the Company may take possession of a property, which may expose the Company to successor liabilities. Should such events occur, the Company's revenue and operating cash flow may be adversely affected.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On August 8, 2001, the Company issued a press release announcing the issuance of $175 million in senior notes. On October 3, 2001, the Company issued a press release announcing release of earnings and third quarter conference call. On October 16, 2001, the Company issued a press release announcing third quarter results and dividends.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  99.1     Press release dated August 8, 2001
                  99.2     Press release dated October 3, 2001
                  99.3     Press release dated October 16, 2001


          (b)     Reports on Form 8-K

                  Form 8-K filed August 9, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HEALTH CARE REIT, INC.



Date:     October 30, 2001             By: /S/ GEORGE L. CHAPMAN
     --------------------------           --------------------------------------
                                       George L. Chapman,
                                       Chairman, Chief Executive Officer and
                                       President



Date:     October 30, 2001             By: /S/ RAYMOND W. BRAUN
     -------------------------            --------------------------------------
                                       Raymond W. Braun,
                                       Chief Financial Officer




Date:     October 30, 2001             By: /S/ MICHAEL A. CRABTREE
     -------------------------            --------------------------------------
                                       Michael A. Crabtree,
                                       Chief Accounting Officer

                                  EXHIBIT INDEX


The following documents are included in this Form 10-Q as Exhibits:


             DESIGNATION
             NUMBER UNDER
             ITEM 601 OF
            REGULATION S-K                         EXHIBIT DESCRIPTION
            --------------                         -------------------

                   99.1                   Press release dated August 8, 2001
                   99.2                   Press release dated October 3, 2001
                   99.3                   Press release dated October 16, 2001