Form 10-K405
period 2001-12-31
HEALTH CARE REIT INC /DE/
filed 2002-03-25
CIK 766704

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


    For the fiscal year ended DECEMBER 31, 2001      Commission File No. 1-8923

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
        Title of Each Class                             on Which Registered
      -----------------------                          -----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ X ]

The aggregate market value of voting common stock held by non-affiliates of the Registrant on March 21, 2002 was $925,794,000 based on the reported closing sales price of such shares on the New York Stock Exchange for that date. As of March 21, 2002, there were 33,947,137 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the annual stockholders' meeting to be held May 2, 2002, are incorporated by reference into
Part III.

                             HEALTH CARE REIT, INC.
                          2001 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                     PART I


                                                                                                               Page
                                                                                                               ----
Item  1.  Business..............................................................................................  3
Item  2.  Properties.............................................................................................15
Item  3.  Legal Proceedings......................................................................................16
Item  4.  Submission of Matters to a Vote of Security Holders....................................................16

                                     PART II

Item  5.  Market for the Registrant's Common Equity and
             Related Stockholder Matters.........................................................................16
Item  6.  Selected Financial Data................................................................................17
Item  7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................................................................18
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................................22
Item  8.  Financial Statements and Supplementary Data............................................................23
Item  9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.................................................................38

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................................38
Item 11.  Executive Compensation.................................................................................38
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management......................................................................................38
Item 13.  Certain Relationships and Related Transactions.........................................................38

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.................................................................................39

                                     PART I

ITEM 1.      BUSINESS

GENERAL

Health Care REIT, Inc. (the "Company") is a self-administered, equity real estate investment trust that invests in health care facilities, primarily skilled nursing and assisted living facilities. The Company also invests in specialty care facilities. As of December 31, 2001, long-term care facilities, which include skilled nursing and assisted living facilities, comprised approximately 93% of the investment portfolio. Founded in 1970, the Company was the first real estate investment trust to invest exclusively in health care facilities.

As of December 31, 2001, the Company had $1,231,850,000 of real estate investments, inclusive of credit enhancements, in 214 facilities located in 33 states and managed by 38 different operators. At that date, the portfolio included 150 assisted living facilities, 57 skilled nursing facilities, and seven specialty care facilities. At December 31, 2001, the Company had approximately $35,000,000 in unfunded commitments.

The Company's primary objectives are to protect stockholders' capital and enhance stockholder value. The Company seeks to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments from annual increases in rental and interest income and portfolio growth. To meet these objectives, the Company invests primarily in long-term care facilities managed by experienced operators and diversifies its investment portfolio by operator and geographic location.

The Company anticipates investing in additional health care facilities through operating lease arrangements with, and mortgage loans for, qualified health care operators. Capital for future investments may be provided by borrowing under the Company's revolving credit facilities, public offerings or private placements of debt or equity, and the assumption of secured indebtedness.

PORTFOLIO OF PROPERTIES

The following table shows the Company's portfolio as of December 31, 2001:

                                      Percentage         Number           Number        Investment         Number       Number
     Type of         Investments          of               of            of Beds/        Per Bed/            of           of
     Facility            (1)           Portfolio       Facilities         Units          Unit(2)         Operators(3)   States(3)
     --------       --------------    ----------       ----------         ------        --------         ------------   ---------
                    (In thousands)

Assisted Living
Facilities           $  774,285              63%             150           9,841      $   78,859              24           30

Skilled Nursing
Facilities              369,253              30%              57           7,933          46,547              15           15

Specialty Care
Facilities               88,312               7%               7           1,305          67,672               4            3
                     ----------      ----------       ----------      ----------

Totals               $1,231,850             100%             214          19,079
                     ==========      ==========       ==========      ==========


----------


(1) Investments include real estate investments and credit enhancements which amounted to $1,220,425,000 and $11,425,000, respectively.

(2) Investment Per Bed/Unit was computed by using the total investment amount of $1,233,614,000 which includes real estate investments, credit enhancements, and unfunded commitments for which initial funding has commenced which total $1,220,425,000, $11,425,000 and $1,764,000, respectively.

(3) The Company has investments in properties located in 33 states and managed by 38 different operators.

ASSISTED LIVING FACILITIES

Assisted living facilities provide personal care services to assist in activities of daily living, such as bathing, meals, security, transportation, recreation, medication supervision and limited therapeutic programs. More intensive medical needs of the resident within assisted living facilities may be provided by home health providers through close coordination with the resident's physician and skilled nursing facilities. Assisted living facilities represent lower cost, less institutional alternatives for the care of the elderly or medically frail.

SKILLED NURSING FACILITIES

Skilled nursing facilities provide inpatient skilled nursing and personal care services as well as rehabilitative, restorative and transitional medical services. In some instances, nursing facilities supplement hospital care by providing specialized care for medically complex patients whose conditions require intense medical and therapeutic services, but who are medically stable enough to have these services provided in facilities that are less expensive than acute care hospitals.

SPECIALTY CARE FACILITIES

Specialty care facilities provide specialized inpatient services for specific illnesses or diseases including, among others, coronary and cardiovascular services and behavioral care. Specialty care facilities are lower cost alternatives to acute care hospitals.


INVESTMENTS

The Company invests in income producing health care facilities with a primary focus on long-term care facilities, which include skilled nursing facilities and assisted living facilities. The Company also invests in specialty care facilities. The Company diversifies its investment portfolio by operator and geographic location.

In determining whether to invest in a facility, the Company focuses on: (a) the experience of the management team of that operator; (b) the historical and projected financial and operational performance of the facility; (c) the credit of the borrower or lessee; (d) the security for the lease or loan; and (e) the capital committed to the facility by the borrower or lessee. Management conducts market research and analysis for all potential investments. In addition, Management reviews the value of all facilities, the interest rates and debt service coverage requirements of any debt to be assumed and the anticipated sources for repayment for such debt.

The Company's investments are primarily operating lease transactions and mortgage loans. Construction financing is provided, but only as a part of a operating lease or mortgage loan. Substantially all of the Company's investments are designed with escalating rate structures. The Company's policy is to structure long term investments to maximize returns. Depending upon market conditions, the Company believes that appropriate new investments will be available in the future with substantially the same spreads over its costs of borrowing.

Operating leases and mortgage loans are normally secured by guarantees and/or letters of credit. In addition, the leases and loans are generally cross-defaulted and the loans are cross-collateralized with other mortgage loans, leases, or agreements between the Company and the operator and its affiliates.

At December 31, 2001, 75% of the operating leases were subject to master leases. By structuring investments with an operator as a master lease, the operator must exercise all rights to purchase the facility or to renew or terminate the lease with respect to all leased properties included in the master lease. This structure is believed to provide protection for the Company in the event the operator seeks bankruptcy protection. The Company is in the process of converting certain additional leases with existing operators to master leases. If completed, the percentage of the Company's lease portfolio structured as master leases would increase to approximately 81%.

The Company typically invests in or finances up to 90% of the appraised value of a property. Economic terms normally include annual rate increases and fair market value based purchase options in operating leases.

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

OPERATING LEASES

Each facility, which includes the land, buildings, improvements and related rights (the "Leased Properties") owned by the Company is leased to an operator pursuant to a long-term lease (collectively, the "Leases"). The Leases generally have a fixed term of 10 to 15 years and contain multiple five to 10-year renewal options. Each Lease is a triple net lease requiring the lessee to pay rent and all additional charges incurred in the operation of the Leased Property. The lessees are required to repair, rebuild and maintain the Leased Properties.

The net value of the Company's completed leased properties aggregated approximately $956,851,000 at December 31, 2001. The base rents range from approximately 7.2% to 15.5% per annum of the Company's net book value in the leased properties. The rental yield to the Company from Leases depends upon a number of factors, including the initial rent charged, any rental adjustments and the amount of the commitment fee charged at the inception of the transaction. The base rents for the renewal periods are generally fixed rents set at a spread above the Treasury yield for the corresponding period.

MORTGAGE LOANS

The Company's investments in mortgage loans are typically structured to provide the Company with interest income, principal amortization and commitment fees and are secured by a first mortgage lien.

The interest rates range from 8.1% to 15.0% per annum on the outstanding loan balances. The yield to the Company on mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan and any interest rate adjustments.

The mortgage loans made through December 31, 2001, are generally subject to seven to 10-year terms with 25-year amortization schedules that provide for a balloon payment of the outstanding principal balance at the end of the term. Generally, the mortgage loans provide five to seven years of prepayment protection.

CONSTRUCTION FINANCING

The Company provides funding for construction of a facility subject to a long-term operating lease or mortgage loan upon the completion of the facility. Generally, the rates on the outstanding balances of the Company's construction financings are 225 to 350 basis points over the prime rate of a specified financial institution. The Company also typically charges a commitment fee at the commencement of the financing. The construction period commences upon funding and terminates upon the earlier of the completion of development of the applicable facility or the end of a specified period, generally 12 to 18 months. During the construction period, funds are advanced pursuant to draw requests made by the operator in accordance with agreed upon terms and conditions which require, among other things, a site visit by a Company representative prior to the advancement of funds. Monthly payments are made on the total amount of the proceeds advanced during the development period.

During the construction period, the Company generally requires additional security and collateral in the form of either payment and performance bonds and/or completion guarantees by either one, or a combination of, the operator's parent entity, other affiliates of the operator, or one or more of the individual principals of the operator.

At December 31, 2001, the Company had no construction investments.

SUBDEBT INVESTMENTS

Subdebt investments represent debt instruments in operators of facilities that have been financed by the Company. Generally, these instruments are for five to seven-year terms with interest at 11% to 15%. At December 31, 2001, the Company had provided subdebt financing to four operators.

EQUITY INVESTMENTS

Management determines the appropriate classification of an equity investment at the time of acquisition and reevaluates such designation as of each balance sheet date. At December 31, 2001, included in equity investments are the common stock of a corporation, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing and care homes located in the United Kingdom.

BORROWING POLICIES

The Company may place long-term indebtedness through banks, private placements to institutional investors, or public offerings. For short-term purposes, the Company may, from time to time, obtain lines of credit or other short-term borrowings from banks or others.

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

The operators of the facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients and residents based on a number of factors including quality of care, reputation, physical appearance of facilities, services offered, family preferences, physicians, staff and price.

EMPLOYEES

As of December 31, 2001, the Company employed 24 full-time employees.

CERTAIN GOVERNMENT REGULATIONS

MEDICARE AND MEDICAID PAYMENT PROGRAMS

The Company invests in assisted living facilities ("ALFs"), which constitute approximately 63% of investments, nursing facilities ("NFs") (approximately 30% of investments), and specialty care facilities that provide inpatient and outpatient services in specific areas such as physical rehabilitation, behavioral care and cardiac care ("SCFs"). NFs and SCFs receive a substantial portion of their revenues from the federal Medicare program and state Medicaid programs. Medicare does not pay for ALF services. Medicaid funding is available for assisted living services in many states through various Medicaid waiver provisions. The Medicaid waiver funding is limited and not typically a substantial portion of the revenues of an ALF.

The amount of Medicare and Medicaid program payments can be changed by legislative or regulatory actions and by determinations of program agents. Since Medicaid programs are funded by both the state government and the federal government, Medicaid payments can be affected by changes at either the state or federal level. There is no assurance that payments under these programs will remain comparable to present levels or be adequate to cover the costs of care.

Substantial reductions in payments to NFs and SCFs could impact their ability to make rent or loan payments when due unless the facilities make operational changes that reduce expenses. Such operational changes may not be possible because of regulatory requirements or may adversely impact the quality of care and the ability to attract prospective residents and patients.

Legislation adopted in 1999 and 2000 increased Medicare payments to NFs and SCFs. Section 101 of the Balanced Budget Relief Act of 1999 ("BBRA") included a 20% increase for 15 of the Resource Utilization Groups (RUGs) and a 4% across-the-board increase of the adjusted federal per diem payment rate. The 20% increase was implemented in April 2000 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system to more accurately estimate the cost of non-therapy ancillary services. The 4% increase was implemented in April 2000 and will remain in effect until September 30, 2002.

The Benefits Improvement and Patient Protection Act of 2000 ("BIPA") included a 16.66% increase in the nursing component of the case-mix adjusted federal periodic payment rate and a 6.7% increase in the 14 RUG payments for rehabilitation therapy services. The 16.66% increase was implemented in April 2000 and will remain in effect until September 30, 2002. The 6.7% increase is an adjustment to the 20% increase granted in the BBRA and spreads the funds directed at 3 of those 15 RUGs to an additional 11 rehabilitation RUGs. The increase was implemented in April 2001 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system.

Due to the temporary nature of these payment increases, there is no assurance that federal reimbursement will remain at levels comparable to the present levels or that such reimbursement will be sufficient to cover all the operating and fixed costs necessary to care for Medicaid and Medicare patients. In addition, the Medicare Payment Advisory Commission, an independent federal body established by the Balanced Budget Act of 1997, has recommended that the 4% increase implemented in BBRA and the 16.66% increase implemented in BIPA be allowed to expire September 30, 2002. If the 4% and 16.66% increases are not extended beyond their scheduled expiration, the Centers for Medicare and Medicaid Services ("CMS") estimates that Medicare reimbursement will decrease by approximately 10% from the amount that would otherwise be paid in fiscal 2003. Reimbursement could be further reduced when CMS completes its RUG refinement due to the termination of the 20% and 6.7% increases. However, the Medicare Payment Advisory Commission ("MedPAC") has recommended that the 20% and 6.7% increases be folded into the base rate upon the completion of the RUG refinement. The expiration of any of the BBRA and BIPA increases could have an adverse impact on the revenues of the operators of nursing facilities and would negatively impact their ability to satisfy their monthly lease or debt payments to us.

MedPAC has also recommended that the annual update in rates for Federal Fiscal 2003 be 0% for free-standing nursing facilities and 10% for hospital-based nursing facilities.

Nursing Facilities - Payment Systems

Medicare and Medicaid programs historically reimbursed NFs for the costs incurred in providing services (subject to certain cost ceilings). However, Medicare and most state Medicaid programs have adopted payment systems that are based on rates determined before the care is rendered ("prospective rates"). For this reason, a nursing facility's ability to operate profitably now depends on the efficiency of its operations. Many publicly-owned NFs negatively impacted by these changes have sought bankruptcy protection.

MEDICARE. In 1998, the Medicare cost-based reimbursement system was replaced by a federal per diem rate based on the resident's condition, to be phased in over three years. New facilities were immediately paid based on the federal per diem rate. The new per diem rate is the sole payment for direct nursing care, ancillary services and capital costs.

MEDICAID. Until 1997, state Medicaid programs were required to pay NFs and SCFs rates that were reasonable and adequate to meet the costs that must be incurred by efficiently and economically operated facilities in order to provide services in accordance with legal requirements and to assure reasonable access to patients. This law, which restricted the ability of the states to reduce Medicaid payments, was repealed in 1997. Under the new law, states need only publish the methodology used to develop the proposed rates, along with a justification for the methodology, and allow public comment. Most states have adopted a system based on prospective rates. An August 2001 analysis prepared by BDO Seidman, LLP concluded that the gap between the costs of care to NF residents and state Medicaid payments for that care is increasing. The analysis cited several reasons, including increased pressure on state budgets caused by a softening economy and increased Medicaid utilization and escalating costs of care.

Specialty Care Facilities - Payment Systems

Medicare and Medicaid payment methodologies for SCFs vary. Acute care specialty hospitals are typically paid a fixed amount per discharge (based on the patient's diagnosis) for inpatient services.

Behavioral facilities are paid by Medicare on a cost basis, subject to limitations based on a "target amount" per discharge. The target amount is based on updates to the facility's costs per discharge in a base year. Medicare payment rules were changed effective October 1, 1997, to further limit reimbursable costs, reduce payment incentives for providers whose costs are below the target amount and reduce capital-related payments by 15%. The target amount was capped at the 75th percentile of the target amounts for facilities of the same type. For new facilities, the target is 110% of the median costs per discharge of similar facilities. In addition, the target amount update is set at 0% for federal fiscal 1998. Depending on how the facility's costs per discharge compare to its target amount, annual increases range from 0% to the "market basket" percentage reflecting the inflation rate for costs of items purchased by similar facilities.

Rehabilitation facilities have been paid by Medicare on the same basis as behavioral facilities. However, a new system is currently being implemented under which payments will be based on fixed rates per discharge that vary according to the nature of the patient's condition. The new system is being phased in over three years beginning with the cost reporting year commencing after January 1, 2002.

OTHER MEDICARE AND MEDICAID PROGRAM CONSIDERATIONS

Medicare and Medicaid agencies routinely perform retrospective audits to confirm that the amounts claimed by and paid to health care facilities are supported by adequate documentation of the factors affecting the amount of payment, such as the patient's condition. If any amount is determined to be unsupported, the facility is required to repay the program and the amounts can be deducted from current payments to the facility. This can result in a sudden loss of cash flow. In some cases, it may be necessary for the Company to make additional advances to the facility to prevent the facility from closing and jeopardizing the Company's investment.

Federal and state laws prohibit facilities from charging Medicare and Medicaid for services that do not satisfy program requirements. The Medicare and Medicaid laws also prohibit the failure to refund overpayments when discovered, certain payments to physicians and other parties who influence purchases of health care services and the provision of unnecessary services. Penalties for violations may include criminal penalties and/or exclusion of the facility from participation in Medicare and Medicaid programs. In addition, substantial civil monetary penalties may be imposed for improper billings if the facility acted in reckless disregard or deliberate ignorance of program rules.

Health care facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Such requirements may include a duty to admit Medicare and Medicaid patients, limiting the ability of the facility to increase its private pay census beyond certain limits. Medicare and Medicaid certified facilities are regularly inspected to determine compliance. Sanctions for failure to meet program requirements may include exclusion from the program or a prohibition on new admissions of program beneficiaries until the failures are corrected. These sanctions may be imposed without a prior hearing in some cases.

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

CERTAIN GOVERNMENT REGULATIONS AFFECTING HEALTH CARE FACILITIES

NFs, SCFs and (in some states) ALFs must comply with state licensing requirements and with the requirements of municipal building codes, health codes, and local fire departments. In granting and renewing a facility's license, the licensure agency considers, among other things, the building and equipment, the number and qualifications of the administrative personnel and clinical staffs, the quality of health care programs and compliance with applicable laws. Failure to meet these requirements can result in the imposition of sanctions, including admission bans, fines, penalties and closure of a facility.

Regulatory requirements may be changed from time to time. Some changes including increased staffing requirements, may negatively impact operating revenues or costs and thereby affect the ability of the operator to pay rent, interest or principal.

Most states require NFs and SCFs to obtain a "certificate of need" before opening a new inpatient health care facility. Most states, however, do not require ALFs to obtain a "certificate of need." Once a facility closes, it may be unable to reopen without obtaining a new certificate of need, which may be impossible to obtain. In 1987, a federal law that required states to have certificate of need programs was repealed. As a result, some states have repealed these requirements, resulting in increased competition, and other states are considering similar repeals.

Federal and state laws prohibit misrepresentations in billings for health care facility services and certain payments to physicians and other parties who influence the purchase of health care services, whether or not the payor is a governmental health care program.

TAXATION

FEDERAL INCOME TAX CONSEQUENCES

This discussion is for general information only and is not tax advice. The information in this section is based on the Internal Revenue Code of 1986, as amended ("Code"), current, temporary and proposed Treasury Regulations thereunder, the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service (including its practices and policies as endorsed in private letter rulings, which are not binding on the Internal Revenue Service except with respect to a taxpayer that receives such a ruling), and court decisions, all as of the date hereof. Future legislation, Treasury Regulations, administrative interpretations or court decisions could significantly change the current law or adversely affect existing interpretations of current law. Any such change could apply retroactively to transactions preceding the date of the change. This summary does not address all aspects of taxation that may be relevant to certain types of stockholders (including, but not limited to, insurance companies, tax-exempt entities, financial institutions or broker-dealers, and foreign corporations and persons who are not citizens or residents of the United States).

Each investor is advised to consult its own tax advisor regarding the tax consequences of the acquisition, ownership and sale of the shares, including the federal, state, local, foreign and other tax consequences of such acquisition, ownership, sale, and potential changes in applicable tax laws.

General

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our first fiscal year. We intend to remain qualified as a REIT, but there is no guarantee that we will qualify or remain qualified as a REIT for subsequent years. Qualification as a REIT depends upon the Company's ability to meet, through actual annual operating results, various asset composition, distribution level, diversity of share ownership, and qualification tests imposed under the Code and Treasury Regulations and discussed below under "--Qualification as a REIT". In particular, qualification for REIT status under current laws requires compliance with certain complex limitations on the type and amount of income a REIT can receive and the type of assets a REIT can own. However, there can be no assurance that we will qualify or remain qualified.

In any year in which we qualify as a REIT, in general, we will not be subject to federal income tax on that portion of our REIT taxable income or capital gain which is distributed to stockholders. We may, however, be subject to tax at normal corporate rates upon any taxable income or capital gain not distributed. If we elect to retain and pay income tax on our net long-term capital gain, stockholders are required to include their proportionate share of our undistributed long-term capital gain in income but receive a credit for their share of any taxes paid on such gain by us.

Despite the REIT election, we may be subject to federal income and excise tax as follows: (i) we will be taxed at regular corporate rates on our undistributed REIT taxable income, including undistributed net capital gains; (ii) we may be subject to the "alternative minimum tax" on certain items of tax preference if that tax exceeds our regular tax; (iii) if we have net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, such income will be subject to tax at the highest corporate rate on such income; (iv) any net income from prohibited transactions (which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than dispositions of foreclosure property and dispositions of property due to an involuntary conversion) will be subject to a 100% tax; (v) if we fail to satisfy either the 75% or 95% gross income tests (as discussed below), but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a 100% tax on an amount equal to (a) the gross income attributable to the greater of the amounts by which we failed the 75% or 95% test, multiplied by (b) a fraction intended to reflect our profitability; (vi) if we fail to distribute during each year at least the sum of (a) 85% of our REIT ordinary income for such year, (b) 95% of our REIT capital gain net income for such year (other than capital gain that we elect to retain and pay tax on) and (c) any undistributed taxable income from preceding periods, we will be subject to 4% excise tax on the excess of such required distribution over the amounts actually distributed, and (vii) we will also be subject to a tax of 100% on the amount of any rents from real property, deductions or excess interest paid to us by any of our "taxable REIT subsidiaries" that would be reduced through reapportionment under section 482 of the Code in order to more clearly reflect income of the taxable REIT subsidiary. A taxable REIT subsidiary is any corporation for which a joint election has been made by a REIT and such corporation to treat such corporation as a taxable REIT subsidiary with respect to such REIT.

If we acquire any assets from a taxable "C" corporation in a carryover basis transaction, we could be liable for specified liabilities that are inherited from the "C" corporation. If we recognize gain on the disposition of such assets during the 10-year period beginning on the date on which such assets were acquired by us, then to the extent of such assets' "built-in gain" (i.e., the excess of the fair market value of such asset at the time of the acquisition by us over the adjusted basis in such asset, determined at the time of such acquisition), we will be subject to tax on such gain at the highest regular corporate rate applicable. This treatment of the recognition of built-in gain assumes that we made or will make (or will be deemed to make) an election pursuant to Notice 88-19 or Treasury Regulations that were promulgated in 2000 and 2001 with respect to any assets acquired from a "C" corporation in a carryover basis transaction.

Qualification as a REIT

A REIT is defined in the Code as a corporation, trust or association: (1) which is managed by one or more trustees or directors; (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (3) which would be taxable as a domestic corporation but for Sections 856 through 860 of the Code; (4) which is neither a financial institution nor an insurance company; (5) the beneficial ownership of which is held by 100 or more persons in each taxable year of the REIT except for its first taxable year; (6) not more than 50% in value of the outstanding stock of which is owned during the last half of each taxable year, excluding the REIT's first taxable year, directly or indirectly, by or for five or fewer individuals (as defined in the Code to include certain entities) (the "Five or Fewer Requirement"); and (7) which meets certain income and asset tests described below. Conditions (1) to (4), inclusive, must be met during the entire taxable year and condition (5) must be met during at least 335 days of a taxable year of 12 months or during a proportionate part of a taxable year of less than 12 months. For purposes of conditions (5) and (6), pension funds and certain other tax-exempt entities are treated as individuals, subject to a "look-through" exception in the case of condition (6).

As of December 31, 2001, based on publicly available information, we satisfied the share ownership requirements set forth in (5) and (6) above. In addition, our Amended and Restated By-Laws provide for restrictions regarding ownership and transfer of shares. These restrictions are intended to assist us in continuing to satisfy the share ownership requirements described in (5) and (6) above. These ownership and transfer restrictions are described in Article VI of the By-Laws. These restrictions, however, may not ensure that we will, in all cases, be able to satisfy the share ownership requirements described in (5) and
(6) above.

We have complied with, and will continue to comply with, regulatory rules to send annual letters to certain of our stockholders requesting information regarding the actual ownership of our stock. If despite sending the annual letters, we do not know, or after exercising reasonable diligence would not have known, whether we failed to meet the Five or Fewer Requirement, we will be treated as having met the requirement described in condition (6) above. If we failed to comply with these regulatory rules, we would be subject to monetary damages. If our failure to comply was due to intentional disregard of the requirement, the penalty is increased. However, if our failure to comply were due to reasonable cause and not willful neglect, no penalty would be imposed.

We may own and operate a number of properties through wholly owned subsidiaries. Code Section 856(i) provides that a corporation which is a "qualified REIT subsidiary" shall not be treated as a separate corporation, and all assets, liabilities and items of income, deductions, and credit of a "qualified REIT subsidiary" will be treated as assets, liabilities and items (as the case may be) of the REIT. Thus, in applying the requirements described in this Code Section, the assets, liabilities and items of income, deduction and credit of our qualified REIT subsidiaries will be treated as our assets, liabilities and items. If we invest in a partnership, a limited liability company or a trust taxed as a partnership or as a disregarded entity, we will be deemed to own a proportionate share of the partnership's limited liability company's or trust's assets. Likewise, we will be treated as receiving our share of the income and loss of the partnership, limited liability company or trust, and the gross income will retain the same character in our hands as it has in the hands of the partnership, limited liability company or trust. These "look-through" rules apply for purposes of the income tests and assets tests described below.

INCOME TESTS. There are two separate percentage tests relating to our sources of gross income that we must satisfy for each taxable year. First, at least 75% of our gross income (excluding gross income from certain sales of property held primarily for sale) must be directly or indirectly derived each taxable year from "rents from real property," other income from investments relating to real property or mortgages on real property, or certain income from qualified temporary investments. Second, at least 95% of our gross income (excluding gross income from certain sales of property held primarily for sale) must be directly or indirectly derived each taxable year from any of the sources qualifying for the 75% test and from dividends, interest, gain from the sale or disposition of stock securities, and payments to us under an interest rate swap, cap agreement, option, futures contract, forward rate agreement or any similar financial instrument entered into by us to hedge indebtedness incurred or to be incurred.

Rents received by us will qualify as "rents from real property" for purposes of satisfying the gross income tests for a REIT only if several conditions are met. First, the amount of rent must not be based in whole or in part on the income or profits of any person, although rents generally will not be excluded merely because they are based on a fixed percentage or percentages of receipts or sales. Second, rents received from a tenant will not qualify as "rents from real property" if the REIT, or an owner of 10% or more of the REIT, also directly or constructively owns 10% or more of such tenant unless the tenant is a taxable REIT subsidiary of ours and certain other requirements are met with respect to the real property being rented. Third, if rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property." Finally, for rents received to qualify as rents from real property, we generally must not furnish or render services to tenants, other than through a taxable REIT subsidiary or an "independent contractor" from whom we derive no income, except that we may directly provide services that are "usually or customarily rendered" in the geographic area in which the property is located in connection with the rental of real property for occupancy only, or are not otherwise considered "rendered to the occupant for his convenience." For taxable years beginning after August 5, 1997, a REIT has been permitted to render a de minimis amount of impermissible services to tenants and still treat amounts received with respect to that property as rent from real property. The amount received or accrued by the REIT during the taxable year for the impermissible services with respect to a property may not exceed 1% of all amounts received or accrued by the REIT directly or indirectly from the property. The amount received for any service or management operation for this purpose shall be deemed to be not less than 150% of the direct cost of the REIT in furnishing or rendering the service or providing the management or operation. Furthermore, impermissible services may be furnished to tenants by a taxable REIT subsidiary subject to certain conditions, and we may still treat rents received with respect to the property as rent from real property.

The term "interest" generally does not include any amount if the determination of such amount depends in whole or in part on the income or profits of any person, although an amount generally will not be excluded from the term "interest" solely by reason of being based on a fixed percentage of receipts or sales.

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are eligible for relief under certain provisions of the Code. These relief provisions will be generally available if our failure to meet such tests was due to reasonable cause and not due to willful neglect, we attach a schedule of the sources of our income to our return, and any incorrect information on the schedule was not due to fraud with intent to evade tax. It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions. If these relief provisions apply, a 100% tax is imposed on an amount equal to (a) the gross income attributable to the greater of the amount by which we failed the 75% or 95% test, multiplied by (b) a fraction intended to reflect our profitability.

ASSET TESTS. At the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets determined in accordance with generally accepted accounting principles. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of our operation), government securities and qualified temporary investments. Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote or value of the outstanding securities of any issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary (the "10% test"). Further, no more than 20% of the total assets may be represented by securities of one or more taxable REIT subsidiaries and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary. Each of the 10% vote and value test and the 20% and 5% asset tests must be satisfied at the end of any quarter. There are special rules which provide relief if the value related tests are not satisfied due to changes in the value of the assets of a REIT.

ANNUAL DISTRIBUTION REQUIREMENTS. We are, in order to avoid being taxed as a regular corporation, required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (B) a portion of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and if paid on or before the first regular distribution payment after such declaration. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our "REIT taxable income," as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates. Finally, as discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We intend to make timely distributions sufficient to satisfy these annual distribution requirements.

It is possible that we, from time to time, may not have sufficient cash or other liquid assets to meet the 90% distribution requirement, or to distribute such greater amount as may be necessary to avoid income and excise taxation, due to, among other things, (a) timing differences between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of such income and deduction of such expenses in arriving at our taxable income, or (b) the payment of severance benefits that may not be deductible to us. In the event that such timing differences occur, we may find it necessary to arrange for borrowings or, if possible, pay dividends in the form of taxable stock dividends in order to meet the distribution requirement.

Under certain circumstances, in the event of a deficiency determined by the Internal Revenue Service, we may be able to rectify a resulting failure to meet the distribution requirement for a year by paying "deficiency dividends" to stockholders in a later year, which may be included in our deduction for distributions paid for the earlier year. Thus, we may be able to avoid being taxed on amounts distributed as deficiency distributions; however, we will be required to pay applicable penalties and interest based upon the amount of any deduction taken for deficiency distributions.

Failure to Qualify as a Real Estate Investment Trust

If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible nor will any particular amount of distributions be required to be made in any year. All distributions to stockholders will be taxable as ordinary income to the extent of current and accumulated earnings and profits allocable to such distributions and, subject to certain limitations, will be eligible for the dividends received deduction for corporate stockholders. Unless entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to such statutory relief. Failure to qualify for even one year could result in our need to incur indebtedness or liquidate investments in order to pay potentially significant resulting tax liabilities.

Federal Income Taxation of Stockholders

GENERAL. So long as we qualify for taxation as a REIT, distributions on shares of common stock to a stockholder made out of the current or accumulated earnings and profits allocable thereto (and not designated as capital gain dividends) will be includable by such stockholder as ordinary income for federal income tax purposes. None of these distributions will be eligible for the dividends received deduction for stockholders that are corporations. Distributions that are designated as capital gain dividends will be taxed as long-term capital gains (to the extent they do not exceed our actual net capital gain for the taxable year), without regard to the period for which the stockholder has held its shares of common stock. However, corporate stockholders may be required to treat up to 20% of some capital gain dividends as ordinary income.

If we elect to retain and pay income tax on any net long-term capital gain, stockholders would include in income, as long-term capital gain, their proportionate share of such net long-term capital gain. A stockholder would also receive a refundable tax credit for its proportionate share of the tax paid by us on such retained capital gains and an increase in its basis in the shares of common stock in an amount equal to the stockholder's includable capital gains less its share of the tax deemed paid.

Stockholders may not include in their individual federal income tax returns any of our net operating losses or capital losses. Federal income tax rules may also require that certain minimum tax adjustments and preferences be apportioned to our stockholders. In addition, any distribution declared by us in October, November or December of any year payable to a stockholder of record on a specified date in any such month shall be treated as both paid by us and received by the stockholder on December 31 of such year, provided that the distribution is actually paid by us no later than January 31 of the following year.

We will be treated as having sufficient earnings and profits to treat as a dividend any distribution up to the amount required to be distributed in order to avoid imposition of the 4% excise tax discussed under "--General", above, and "--Qualification as a REIT - Annual Distribution Requirements" above. As a result, stockholders may be required to treat as taxable dividends certain distributions that would otherwise result in a tax-free return of capital. Moreover, any "deficiency dividend" will be treated as a dividend (an ordinary dividend or a capital gain dividend, as the case may be), regardless of our earnings and profits. Any other distributions in excess of current or accumulated earnings and profits will be not taxable to a stockholder to the extent such distributions do not exceed the adjusted basis of such stockholder's shares of common stock. Stockholders will be required to reduce the tax basis of their shares of common stock by the amount of such distributions until such basis has been reduced to zero, after which such distributions will be taxable as capital gain, if the shares of common stock are held as a capital asset. The tax basis as so reduced will be used in computing the capital gain or loss, if any, realized upon sale of the shares of common stock. Any loss upon a sale or exchange of shares of common stock which were held for six months or less (after application of certain holding period rules) will generally be treated as a long-term capital loss to the extent such stockholder previously received capital gain distributions with respect to such shares of common stock.

Gain from the sale or exchange of shares held for more than one year is taxed at a maximum long-term capital gain rate, which is currently 20%. Some taxpayers may be eligible for a lower long-term capital gain rate if shares are acquired after December 31, 2000 and held for at least five years. Pursuant to Internal Revenue Service guidance, we may classify portions of our capital gain dividends as gains eligible for the long-term capital gains rate or as unrecaptured Code section 1250 gain taxable to individual stockholders at a maximum rate of 25%.

TREATMENT OF TAX-EXEMPT STOCKHOLDERS. Tax-exempt entities, including qualified employee pension and profit sharing trusts and individual retirement accounts, ("Exempt Organizations"), generally are exempt from federal income taxation. However, they are subject to taxation on their unrelated business taxable income ("UBTI"). While many investments in real estate generate UBTI, the Internal Revenue Service has issued a published revenue ruling that dividend distributions from a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on this ruling, amounts distributed by us to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of the shares of common stock with debt, a portion of its income from us will constitute UBTI pursuant to the "debt financed property" rules. Likewise, a portion of its income from us would constitute UBTI if we held a residual interest in a real estate mortgage investment conduit. In addition, in certain circumstances, a pension trust that owns more than 10% of our stock is required to treat a percentage of our dividends as UBTI. This rule applies to a pension trust holding more than 10% of our stock only if (i) the percentage of our income that is UBTI (determined as if we were a pension trust) is at least 5%,
(ii) we qualify as a REIT by reason of the modification of the Five or Fewer Requirement that allows beneficiaries of the pension trust to be treated as holding shares in proportion to their actuarial interests in the pension trust, and (iii) either (A) one pension trust owns more than 25% of the value of our stock or (B) a group of pension trusts individually holding more than 10% of the value of our stock owns more than 50% of the value of our stock.

SALE, EXCHANGE, OR REDEMPTION OF SHARES. Upon the sale or exchange of any shares of common stock to or with a person other than us or a sale or exchange of all shares of common stock (whether actually or constructively owned) with us, a stockholder will generally recognize capital gain or loss equal to the difference between the amount realized on such sale or exchange and the stockholder's adjusted tax basis in such shares of common stock. Such gain will be capital gain if the stockholder held such shares of common stock as a capital asset.

TAXATION OF FOREIGN STOCKHOLDERS. We will qualify as a "domestically-controlled REIT" so long as less than 50% in value of our shares is held by foreign persons, for example, nonresident aliens and foreign corporations, partnerships, trusts and estates. We do and expect to continue to qualify as a domestically-controlled REIT. Under these circumstances, gain from the sale of shares by a foreign person should not be subject to U.S. taxation, unless such gain is effectively connected with such person's U.S. business or, in the case of an individual foreign person, such person is present within the U.S. for more than 182 days in such taxable year.

Distribution of cash generated by our real estate operations, but not by the sale or exchange of our capital assets, that are paid to foreign persons generally will be subject to U.S. withholding tax at a rate of 30%, unless an applicable tax treaty reduces that tax and the foreign stockholder files with us the required form evidencing such lower rate or unless the foreign stockholder files an Internal Revenue Code Form W-8ECI with us claiming that the distribution is "effectively connected" income.

Distributions of proceeds attributable to the sale or exchange by us of U.S. real property interests are subject to income and withholding taxes pursuant to the Foreign Investment in Real Property Tax Act of 1980, and may be subject to branch profits tax in the hands of a stockholder which is a foreign corporation if it is not entitled to treaty relief or exemption. We are required by applicable Treasury Regulations to withhold 35% of any distribution to a foreign person that could be designated by us as a capital gain dividend; this amount is creditable against the foreign stockholder's Foreign Investment in Real Property Tax Act liability.

Backup withholding tax and information reporting will generally not apply to distributions paid to foreign stockholders outside the United States that are treated as (i) dividends to which the 30% or lower treaty rate withholding tax discussed above applies; (ii) capital gains dividends; or (iii) distributions attributable to gain from the sale or exchange by us of U.S. real property interests. Payment of the proceeds of a sale of common stock within the United States or conducted through certain U.S. related financial intermediaries is subject to both backup withholding and information reporting unless the beneficial owner certifies under penalties of perjury that he or she is not a U.S. person (and the payor does not have actual knowledge that the beneficial owner is a U.S. person) or the holder otherwise established an exemption. A foreign stockholder may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for refund with the Internal Revenue Service.

The federal taxation of foreign persons is a highly complex matter that may be affected by many other considerations. Accordingly, foreign investors should consult their own advisors regarding the income, withholding and estate tax considerations with respect to their investment.

BACKUP WITHHOLDING AND INFORMATION REPORTING. Under certain circumstances, a stockholder may be subject to backup withholding at applicable rates on payments made with respect to, or cash proceeds of a sale or exchange of, shares of common stock. Backup withholding will apply only if the holder (i) fails to furnish the person required to withhold with its taxpayer identification number ("TIN"), (ii) furnishes an incorrect TIN, (iii) is notified by the Internal Revenue Service that it has failed to properly report payments of interest and dividends, or (iv) under certain circumstances, fails to certify, under penalty or perjury, that it has furnished a correct TIN and has not been notified by the Internal Revenue Service that it is subject to backup withholding for failure to report interest and dividend payments. Backup withholding will not apply with respect to payments made to certain exempt recipients, such as corporations and tax-exempt organizations. A stockholder should consult with a tax advisor regarding qualification for exemption from backup withholding, and the procedure for obtaining such exemption. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to payment to a stockholder will be allowed as a credit against such stockholder's United States federal income tax liability and may entitle such stockholder to a refund, provided that the required information is provided to the Internal Revenue Service. In addition, withholding a portion of capital gain distributions made to stockholders may be required for stockholders who fail to certify their non-foreign status.

Recent Legislation and Potential Legislation or Other Actions Affecting Tax Consequences

The Tax Relief Extension Act of 1999 included several modifications to the provisions of the Code governing the taxation of real estate investment trusts. Effective for tax years beginning after December 31, 2000, a REIT may not own more than ten percent of the outstanding voting securities of any issuer or more than ten percent of the total value of the outstanding securities of any issuer. Certain types of securities are not subject to these limitations and the limitations do not apply to certain securities owned on or before July 12, 1999. The revised asset limitation test must be satisfied at the end of each calendar quarter. The Company reviewed its investment portfolio for compliance with these new standards, implemented new procedures and restructured as appropriate to enable the Company to continue complying with the asset limitation tests.

Prospective stockholders should recognize that the present federal income tax treatment of an investment in us may be modified by legislative, judicial or administrative action at any time and that any such action may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in federal tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in us.

State, Local and Foreign Taxation

We and our stockholders may be subject to state, local, or foreign taxation in various state, local or foreign jurisdictions, including those in which it or they transact business or reside. Such state, local or foreign taxation may differ from the federal income tax treatment described above. Consequently, prospective investors should consult their own tax advisors regarding the effect of state, local and foreign tax laws on an investment in us.

Subsidiaries and Affiliates

The Company has formed subsidiaries in connection with its real estate transactions. As of March 21, 2002, the Company's wholly-owned subsidiaries consisted of the following entities:

                                               STATE OF ORGANIZATION                  DATE OF
NAME OF SUBSIDIARY                             AND TYPE OF ENTITY                     ORGANIZATION
------------------                             ------------------                     ------------

HCRI Pennsylvania Properties, Inc.             Pennsylvania corporation               November 1, 1993
HCRI Overlook Green, Inc.                      Pennsylvania corporation               July 9, 1996
HCRI Texas Properties, Inc.                    Delaware corporation                   December 27, 1996
HCRI Texas Properties, Ltd.                    Texas limited partnership              December 30, 1996
HCRI Friendship, LLC                           Virginia limited liability company     February 21, 1997
HCRI St. Charles, LLC                          Virginia limited liability company     February 21, 1997
HCRI Satyr Hill, LLC                           Virginia limited liability company     November 24, 1997
Health Care REIT International, Inc.           Delaware corporation                   February 11, 1998
HCN Atlantic GP, Inc.                          Delaware corporation                   February 20, 1998
HCN Atlantic LP, Inc.                          Delaware corporation                   February 20, 1998
HCRI Nevada Properties, Inc.                   Nevada corporation                     March 27, 1998
HCRI Southern Investments I, Inc.              Delaware corporation                   June 11, 1998
HCRI Louisiana Properties, L.P.                Delaware limited partnership           June 11, 1998
HCN BCC Holdings, Inc.                         Delaware corporation                   September 25, 1998
HCRI Tennessee Properties, Inc.                Delaware corporation                   September 25, 1998
HCRI Limited Holdings, Inc.                    Delaware corporation                   September 25, 1998
Pennsylvania BCC Properties, Inc.              Pennsylvania corporation               September 25, 1998
HCRI North Carolina Properties, LLC            Delaware limited liability company     December 10, 1999
HCRI Massachusetts Properties, Inc.            Delaware corporation                   March 17, 2000
HCRI Massachusetts Properties Trust            Massachusetts trust                    March 30, 2000
HCRI Indiana Properties, Inc.                  Delaware corporation                   June 15, 2000
HCRI Indiana Properties, LLC                   Indiana limited liability company      June 16, 2000
HCRI Holdings Trust                            Massachusetts trust                    September 9, 2000
HCRI Maryland Properties, LLC                  Maryland limited liability company     July 19, 2001
HCRI Massachusetts Properties Trust II         Massachusetts trust                    September 26, 2001
HCRI Beachwood, Inc.                           Ohio corporation                       October 11, 2001
HCRI Broadview, Inc.                           Ohio corporation                       October 11, 2001
HCRI Westlake, Inc.                            Ohio corporation                       October 11, 2001
HCRI Westmoreland, Inc.                        Delaware corporation                   October 16, 2001
HCRI Wisconsin Properties, LLC                 Wisconsin limited liability company    December 11, 2001
HCRI North Carolina Properties I, Inc.         North Carolina corporation             January 1, 2002
HCRI North Carolina Properties II, Inc.        North Carolina corporation             January 1, 2002
HCRI North Carolina Properties III,
  Limited Partnership                          North Carolina limited partnership     January 1, 2002
HCRI Kentucky Properties, LLC                  Kentucky limited liability company     January 7, 2002
HCRI Laurel, LLC                               Maryland limited liability company     January 17, 2002

ITEM 2.     PROPERTIES
The Company's headquarters are currently located at One SeaGate, Suite 1500, Toledo, Ohio 43604. The following table sets forth certain information regarding the facilities that comprise the Company's investments as of December 31, 2001:

                                                                       (In thousands)
                                                                -----------------------------
                                            Number     Number
                                              of      of Beds/      Total        Annualized
            Facility Location              Facilities  Units    Investment(1)    Income(2)
            -----------------              ----------  -----    -------------    ---------

SKILLED NURSING FACILITIES:
   Arizona............................           1         163  $    3,693       $    413
   California.........................           1         122       4,778            621
   Colorado...........................           1         180       5,716            638
   Florida............................           9       1,058      61,171          7,362
   Idaho..............................           3         393      20,443          2,253
   Illinois...........................           2         212      14,049          1,752
   Kentucky...........................           1          92       4,001            536
   Massachusetts......................           9       1,169      57,244          6,303
   Missouri...........................           1          98       6,770            762
   Ohio...............................           5         911      65,444          6,815
   Oklahoma...........................           2         575      17,749          1,795
   Oregon.............................           1         101       5,018            558
   Pennsylvania.......................           4         464      22,495          3,054
   Tennessee..........................          10       1,273      62,765          7,898
   Texas..............................           7       1,122      17,917          2,385
                                           --------------------------------------------------
    Total.............................          57       7,933     369,253         43,145
ASSISTED LIVING FACILITIES:
   Alabama............................           2         149  $   10,498       $    997
   Arizona............................           4         464      31,446          3,585
   California.........................           6         341      37,783          3,824
   Colorado...........................           1          50       3,890            370
   Connecticut........................           1          62      10,673            967
   Florida............................          18         914      75,956          8,625
   Georgia............................           4         361      35,223          4,133
   Illinois...........................           2         321       8,746             82
   Indiana............................          11         540      48,452          6,101
   Louisiana..........................           2         209      17,108          2,038
   Maryland...........................           6         432      46,484          5,483
   Massachusetts......................           1         130      10,255          1,210
   Minnesota..........................           1          78       6,170            724
   Montana............................           2         104       9,314          1,157
   Nevada.............................           3         294      26,893          3,295
   New Jersey.........................           3         450      31,847          3,914
   New Mexico.........................           1          77       2,448            233
   New York...........................           7         775      62,888          7,084
   North Carolina.....................           9         581      57,697          6,956
   Ohio...............................           8         664      41,844          5,222
   Oklahoma...........................          17         586      24,022          3,137
   Oregon.............................           2          70       9,762          1,149
   Pennsylvania.......................           4         237      19,924          2,482
   South Carolina.....................           5         230      19,981          2,358
   Tennessee..........................           4         194      13,088          1,565
   Texas..............................          22       1,333      83,325          9,685
   Utah...............................           1          57       8,252            984
   Virginia...........................           1          64       2,208            243
   Washington.........................           1          46      13,682          1,468
   Wisconsin..........................           1          28       4,427            559
                                           --------------------------------------------------
    Total.............................         150       9,841     774,285         89,630

SPECIALTY CARE FACILITIES:
   California.........................           1         254      18,797          2,412
   Florida............................           2         294       8,488            792
   Massachusetts......................           4         757      61,027          5,069
                                           --------------------------------------------------
    Total.............................           7       1,305      88,312          8,273

                                           ---------- --------- -------------- --------------
    TOTAL ALL FACILITIES:.............         214      19,079  $1,231,850       $141,048
                                               ===      ======  ==========       ========

--------------------------
(1) Investments include real estate investments and credit enhancements which amounted to $1,220,425,000 and $11,425,000, respectively.

(2) Reflects contract rate of annual base rent or interest recognized.

ITEM 3.     LEGAL PROCEEDINGS

None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The following table sets forth, for the periods indicated, the high and low prices of the Company's Common Stock on the New York Stock Exchange, as reported on the Composite Tape and dividends paid per share. There were 4,691 stockholders of record as of December 31, 2001.

                                                                        SALES PRICE
                                                                        -----------                DIVIDENDS
                                                                    HIGH           LOW                PAID
                                                                    ----           ---                ----
    2001
       First Quarter.......................................        $21.16         $16.06             $.585
       Second Quarter......................................         24.80          20.87              .585
       Third Quarter.......................................         26.25          22.50              .585
       Fourth Quarter......................................         26.40          24.25              .585

    2000
       First Quarter.......................................        $17.44         $14.75             $.580
       Second Quarter......................................         16.75          13.81              .585
       Third Quarter ......................................         19.25          16.19              .585
       Fourth Quarter......................................         18.25          15.94              .585

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2001, are derived from the audited consolidated financial statements of the Company.

                                                                                Year ended December 31,
                                                                      -----------------------------------------
                                                                         (In thousands, except per share data)

                                                              2001           2000          1999          1998          1997
                                                              ----           ----          ----          ----          ----
OPERATING DATA
Revenues(1)                                               $   133,870    $   136,954   $   129,307   $    97,992   $    73,308
Expenses:
  Interest expense                                             32,028         34,622        26,916        18,030        15,365
  Provision for depreciation                                   30,227         22,706        17,885        10,254         5,287
  General and administrative
    and other expenses(2)                                      10,853          9,570         8,868         7,399         6,178
  Loss on investment                                                           2,000
                                                          -----------    -----------   -----------   -----------   -----------
Total expenses                                                 73,108         68,898        53,669        35,683        26,830
                                                          -----------    -----------   -----------   -----------   -----------
Income before extraordinary item                               60,762         68,056        75,638        62,309        46,478
Extraordinary loss on extinguishment of debt                      213
                                                          -----------    -----------   -----------   -----------   -----------
Net income                                                     60,549         68,056        75,638        62,309        46,478
Preferred stock dividends                                      13,505         13,490        12,814         4,160
                                                          -----------    -----------   -----------   -----------   -----------
Net income available to common stockholders               $    47,044    $    54,566   $    62,824   $    58,149   $    46,478
                                                          ===========    ===========   ===========   ===========   ===========

OTHER DATA
Average number of common shares outstanding:
     Basic                                                     30,534         28,418        28,128        25,579        21,594
     Diluted                                                   31,027         28,643        28,384        25,954        21,929

PER SHARE DATA
     Basic:
     Income before extraordinary item                     $      1.55    $      1.92   $      2.23   $      2.27   $      2.15
     Extraordinary loss on extinguishment of debt                (.01)
     Income available to common stockholders                     1.54           1.92          2.23          2.27          2.15

     Diluted:
     Income before extraordinary item                            1.52           1.91          2.21          2.24          2.12
     Extraordinary loss on extinguishment of debt
     Income available to common stockholders                     1.52           1.91          2.21          2.24          2.12
Cash distributions per common share                              2.34          2.335          2.27          2.19          2.11

                                                                                     December 31,
                                                                      -----------------------------------------
                                                                                    (In thousands)
                                                              2001           2000          1999          1998          1997
                                                              ----           ----          ----          ----          ----
BALANCE SHEET DATA
Net real estate investments                               $ 1,213,564    $ 1,121,419   $ 1,241,722   $ 1,047,511   $   716,193
Total assets                                                1,269,843      1,156,904     1,271,171     1,073,424       734,327
Total debt                                                    491,216        439,752       538,842       418,979       249,070
Total liabilities                                             511,973        458,297       564,175       439,665       264,403
Total stockholders' equity                                    757,870        698,607       706,996       633,759       469,924

--------------------------
(1) Revenues include net gains and losses from sales of properties.
(2) General and administrative and other expenses include loan expense, provision for loan losses, and other operating expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company's net real estate investments totaled approximately $1,213,564,000, that included 150 assisted living facilities, 57 skilled nursing facilities and seven specialty care facilities. Depending upon the availability and cost of external capital, the Company anticipates making additional investments in health care related facilities. New investments are funded from temporary borrowings under the Company's line of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the line of credit arrangements, is expected to be provided through a combination of private and public offerings of debt and equity securities, and the assumption of secured debt. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

During the previous two years, the underperformance of publicly owned skilled nursing and assisted living companies, combined with the much publicized shift in equity funds flow from income-oriented investments to high-growth opportunities, impaired the stock valuations in the health care REIT sector. In 2001, certain events took place that improved the access to capital for the health care REIT sector. First, several of the publicly owned skilled nursing companies that had previously filed for bankruptcy protection, settled their claims and emerged from bankruptcy. Assisted living construction declined significantly, allowing more of the existing projects to improve their occupancy and stabilize operations. Finally, the broad stock market decline and the drop in interest rates generated renewed interest in income-oriented investments such as REITs. As a result of these factors, the Company was able to access the capital markets during 2001.

In June 2001, the Company issued 3,450,000 shares of common stock, generating net proceeds of $74,184,000.

In August 2001, the Company issued $175 million of senior notes, due in 2007 at an effective yield of 7.78%.

During 2001, the Company invested $181,420,000 in real property, provided permanent mortgage and loan financings of $18,639,000, made construction advances of $17,075,000 and funded $4,084,000 of subdebt investments. As of December 31, 2001, the Company had approximately $35,000,000 in unfunded commitments.

As of December 31, 2001, the Company had stockholders' equity of $757,870,000 and a total outstanding debt balance of $491,216,000, which represents a debt to total capitalization ratio of 0.39 to 1.0.

In January 2001, the Company extended its primary revolving line of credit through March 31, 2003. Under the terms of the extension, the total commitment was reduced from $175 million to $150 million and the effective interest rate was adjusted to the lender's prime rate or LIBOR plus 1.50%. As of December 31, 2001, the Company had no borrowings outstanding under the Company's revolving lines of credit. The Company also had a $25 million unsecured line of credit with no borrowings at December 31, 2001, and a $60 million secured line of credit, with $33 million outstanding at December 31, 2001.

In February 2002, the Company issued 906,125 shares of common stock, generating net proceeds of $23,619,000.

As of February 28, 2002, the Company had an effective shelf registration on file with the Securities and Exchange Commission under which the Company may issue up to $652,000,000 of securities including debt securities, common and preferred stock and warrants. Depending upon market conditions, the Company anticipates issuing securities under its shelf registration to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.


The following table summarizes our payments under contractual obligations as of December 31, 2001:

                                                                         Payments Due by Period ($000s)
                                                        ------------------------------------------------------------------
                                                          Total         2002       2003-2004    2005-2006    After 2006
                                                          -----         ----       ---------    ---------    ----------
Senior notes                                             $412,250      $12,250      $75,000      $50,000      $275,000
Mortgages                                                  45,966          368          875        1,258        43,465
                                                         --------      -------      -------      -------      --------
Total contractual obligations                            $458,216      $12,618      $75,875      $51,258      $318,465
                                                         ========      =======      =======      =======      ========

The following table summarizes our other commercial commitments as of December 31, 2001:

                                                                   Amount of Commitment Expiration Per Period
                                                        -----------------------------------------------------------------
                                                           Total        2002      2003-2004    2005-2006    After 2006
                                                           -----        ----      ---------    ---------    ----------
Unsecured lines of credit                                 $175,000     $25,000     $150,000     $            $
Secured lines of credit                                     60,000                   60,000
Credit enhancements                                         11,425       3,500                                  7,925
                                                         ---------     -------    ---------    --------      --------
Total commercial commitments                              $246,425     $28,500     $210,000    $      0      $  7,925
                                                          ========     =======    =========    ========      ========

Credit enhancements include letters of credit provided by the Company and agreements to purchase facilities in the event that the present owners default upon their obligations.

RESULTS OF OPERATIONS DECEMBER 31, 2001 VS. DECEMBER 31, 2000

Revenues were comprised of the following:

                             Year ended                   Change
                     ---------------------------      ---------------
                     Dec. 31, 2001 Dec. 31, 2000        $        %
                     ------------- -------------      ---------------
 (in thousands)
 Rental income            $ 98,988      $ 88,312      $ 10,676    12%
 Interest income            31,294        41,064        (9,770)  -24%
 Commitment fees and
      other income           3,848         5,837        (1,989)  -34%
 Prepayment fees               990            57           933  1637%
                          --------      --------      ---------------

 Totals                   $135,120      $135,270      $   (150)    0%
                          ========      ========      ===============


The Company generated increased rental income as a result of the completion of real property construction projects for which the Company began receiving rent and the purchase of properties previously financed by the Company. This offsets a reduction in interest income due to the repayment of mortgage loans and the purchase of properties previously financed by the Company.

The reduction in commitment fees and other income is due primarily to the significant reduction in construction and investing activity.

During 2001, the Company received payoffs on mortgages that had significant prepayment fee requirements, generating the large increase over the prior year.

Expenses were comprised of the following:

                                    Year ended                   Change
                           ----------------------------    -----------------
                           Dec. 31, 2001  Dec. 31, 2000       $          %
                           -------------  -------------    -----------------

(in thousands)
Interest expense                $ 32,028       $ 34,622    $ (2,594)    -7%
Provision for
     depreciation                 30,227         22,706       7,521     33%
Loss on investment                                2,000      (2,000)   100%
General and administrative
     expenses                      8,078          7,405         673      9%
Loan expense                       1,775          1,165         610     52%
Provision for losses               1,000          1,000                  0%
                                --------       --------    ---------------
Totals                          $ 73,108       $ 68,898    $  4,210      6%
                                ========       ========    ===============

The decrease in interest expense from 2000 to 2001 was primarily due to lower average borrowings during the year, offset by a reduction in the amount of capitalized interest offsetting interest expense.

The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates the Company's cost of financing. The Company's interest expense is reduced by the amount capitalized. Capitalized interest for the year ended December 31, 2001, totaled $841,000, as compared with $3,079,000 for the same period in 2000.

The provision for depreciation increased primarily as a result of additional investment in properties owned directly by the Company.

In 2000, the Company restructured its investments with Summerville Health Care. As part of the restructuring agreement, Summerville agreed to permit the Company to re-lease 10 of its 11 facilities to new operators and repaid substantially all of the Company's subdebt investment. As part of Summerville's recapitalization, the Company's $2,000,000 non-yielding preferred stock investment was substantially diluted. Accordingly, the Company wrote off its investment in 2000, resulting in a $2,000,000 charge.

Other items:                        Year ended                    Change
                           ---------------------------     -----------------
                           Dec. 31, 2001 Dec. 31, 2000          $        %
                           ------------- -------------     -----------------
(in thousands)
Gain (loss) on sales of
   properties                   $ (1,250)     $  1,684      $ (2,934)  -174%
Loss on extinguishment
    of debt                         (213)                       (213)    n/a
Preferred dividends               13,505        13,490            15       0%

As a result of the various factors mentioned above, net income available to common stockholders was $47,044,000, or $1.52 per diluted share, for 2001 as compared with $54,566,000, or $1.91 per diluted share, for 2000.

RESULTS OF OPERATIONS DECEMBER 31, 2000 VS. DECEMBER 31, 1999

Revenues were comprised of the following:

                                 Year ended                   Change
                       ---------------------------     -----------------
                       Dec. 31, 2000 Dec. 31, 1999          $       %
                       ------------- -------------     -----------------
(in thousands)
Rental income               $ 88,312      $ 72,700      $ 15,612    21%
Interest income               41,064        48,076        (7,012)  -15%
Commitment fees and
     other income              5,837         6,263          (426)   -7%
Prepayment fees                   57         1,565        (1,508)  -96%

                            --------      --------     ----------------
Totals                      $135,270      $128,604      $  6,666     5%
                            ========      ========     ================


The Company generated increased rental income as a result of the completion of real property construction projects for which the Company began receiving rent and the purchase of properties previously financed by the Company. This offsets a reduction in interest income due to the repayment of mortgage loans and the purchase of properties previously financed by the Company.

Expenses were comprised of the following:

                                Year ended                   Change
                       ---------------------------     -----------------
                       Dec. 31, 2000 Dec. 31, 1999          $       %
                       ------------- -------------     -----------------
(in thousands)
Interest expense            $ 34,622      $ 26,916      $  7,706    29%
Provision for
     depreciation             22,706        17,885         4,821    27%
Loss on investment             2,000                       2,000    n/a
General and
     administrative expenses   7,405         7,359            46     1%
Loan expense                   1,165           909           256    28%
Provision for losses           1,000           600           400    67%
                            --------      --------     ----------------
Totals                      $ 68,898      $ 53,669      $ 15,229    28%
                            ========      ========     ================

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

In 2000, the Company restructured its investments with Summerville Health Care. As part of the restructuring agreement, Summerville agreed to permit the Company to re-lease 10 of its 11 facilities to new operators and repaid substantially all of the Company's subdebt investment. As part of Summerville's recapitalization, the Company's $2,000,000 non-yielding preferred stock investment was substantially diluted. Accordingly, the Company wrote off its investment in 2000, resulting in a $2,000,000 charge.

Other items:                    Year ended                   Change
                       ---------------------------     -----------------
                       Dec. 31, 2000 Dec. 31, 1999       $           %
                       ------------- -------------     -----------------
(in thousands)
Gain on sales of
   properties           $      1,684   $       703       $ 981     140%
Preferred dividends           13,490        12,814         676       5%

As a result of the various factors mentioned above, net income available to common stockholders was $54,566,000, or $1.91 per diluted share, for 2000 as compared with $62,824,000, or $2.21 per diluted share, for 1999.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes that of its significant accounting policies, the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if there are indicators of impairment. These indicators may include anticipated operating losses at the property level, the tenant's inability to make rent payments, and changes in the market that may permanently reduce the value of the property. If indicators of impairment exist, then the undiscounted future cash flows from the most likely use of the property are compared to the current net book value. If the undiscounted cash flows are less than the net book value, an impairment loss would be recognized to the extent that the net book value exceeds the current fair market value. This analysis requires the Company to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated from the property during the period the property is expected to be held. If the projections or assumptions change in the future, the Company may be required to record an impairment charge and reduce the net book value of the property owned.

ALLOWANCE FOR LOAN LOSSES

The Company regularly evaluates the collectibility of its loans receivables based on a combination of factors. These factors include current economic conditions, historical loan charge-offs, financial strength of the borrower and guarantors, and value of the underlying property. If such factors indicate that there is greater risk of loan charge-offs, additional allowances may be required.

POTENTIAL RISKS FROM BANKRUPTCIES

The Company is exposed to the risk that its operators may not be able to meet the rent, or principal and interest payments due the Company, which may result in an operator bankruptcy or insolvency. Although the Company's operating lease agreements provide the Company the right to evict an operator, demand immediate payment of rent and exercise other remedies, and the Company's mortgage loans provide the Company the right to terminate an investment, demand immediate payment of principal and unpaid interest and foreclose on the collateral, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to restrict or delay the Company's ability to collect unpaid rent in the case of a lease or to receive unpaid principal or interest in the case of a mortgage loan.

The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. In addition, the Company may be required to fund certain expenses (e.g., real estate taxes and maintenance) to retain control of a facility or to transition it to a new operator. In some instances, the Company has terminated its lease with an operator and relet the facility to another operator. In some of those situations, the Company provided working capital loans and limited indemnification of the new operator. If the Company cannot transition the facility to a new operator, it may take possession of a facility, which may expose the Company to successor liabilities. Should such events occur, the Company's revenue and operating cash flow may be adversely affected.

IMPACT OF INFLATION

During the past three years, inflation has not significantly affected the earnings of the Company because of the moderate inflation rate. Additionally, earnings of the Company are primarily long-term investments with fixed interest rates. These investments are mainly financed with a combination of equity, senior notes and borrowings under the revolving lines of credit. During inflationary periods, that generally are accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. Presuming the current inflation rate remains moderate and long-term interest rates do not increase significantly, the Company believes that inflation will not impact the availability of equity and debt financing.

OTHER INFORMATION


We have made and incorporated by reference statements in this Form 10-K that constitute "forward-looking statements" as that term is defined in the federal securities laws. These forward-looking statements concern:

-   The possible expansion of our portfolio;
-   The performance of our operators and properties;
- Our ability to obtain new viable tenants for properties which we take back from financially troubled tenants, if any;
-   Our ability to make distributions;
-   Our policies and plans regarding investments, financings and other matters;
-   Our tax status as a real estate investment trust;
-   Our ability to appropriately balance the use of debt and equity; and
-   Our ability to access capital markets or other sources of funds.

When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved and actual results may differ materially from our expectations. This may be a result of various factors, including:

-   The status of the economy;
-   The status of capital markets, including prevailing interest rates;
- Compliance with and changes to regulations and payment policies within the health care industry;
-   Changes in financing terms;
-   Competition within the health care and senior housing industries; and
-   Changes in federal, state and local legislation.


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

The Company historically borrows on its revolving lines of credit to make acquisitions of, loans to, or to construct health care facilities. Then, as market conditions dictate, the Company will issue equity or long-term fixed rate debt to repay the borrowings under the revolving lines of credit.

A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of such debt. A 1% increase in interest rates would result in a decrease in fair value of the Company's Senior Unsecured Notes by approximately $16 million at December 31, 2001. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on the future cash flows and earnings of the Company, depending on whether the debt is replaced with other fixed rate debt, with variable rate debt, with equity, or by the sale of assets.

A change in interest rates will not affect the fair value of the Company's variable rate debt, including its unsecured and secured revolving credit arrangements. At December 31, 2001, the Company did not have any borrowings on its unsecured revolving credit arrangements. At that time, there was $33 million outstanding under the secured revolving credit arrangement at the interest rate of 7%, which is the minimum interest rate for borrowings under this agreement. As such, a 1% change in interest rates would have no effect on the Company's annual interest expense assuming no change in the outstanding balances at year-end. However, as an example, if borrowings under the unsecured credit arrangements totaled $50 million, a 1% increase in interest rates would result in increased annual interest expense of $500,000.

The Company is subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. The majority of the Company's borrowings were completed pursuant to indentures or contractual agreements that limit the amount of indebtedness the Company may incur. Accordingly, in the event that the Company is unable to raise additional equity or borrow money because of these limitations, the Company's ability to acquire additional properties may be limited.

The Company may or may not elect to use financial derivative instruments to hedge variable interest rate exposure. Such decisions are principally based on the Company's policy to match its variable rate investments with comparable borrowings, but is also based on the general trend in interest rates at the applicable dates and the Company's perception of the future volatility of interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Directors
Health Care REIT, Inc.


We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                          /S/ ERNST & YOUNG LLP

Toledo, Ohio
January 22, 2002

                             HEALTH CARE REIT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31
                                                                           2001              2000
                                                                        ----------------------------
ASSETS                                                                         (IN THOUSANDS)
Real estate investments:
     Real property owned
         Land                                                           $    89,601      $    74,319
         Buildings & improvements                                           947,794          770,660
         Construction in progress                                                             11,976
                                                                        -----------      -----------
                                                                          1,037,395          856,955
     Less accumulated depreciation                                          (80,544)         (52,968)
                                                                        -----------      -----------
         Total real property owned                                          956,851          803,987

     Loans receivable
         Real property loans                                                240,126          301,321
         Subdebt investments                                                 23,448           21,972
                                                                        -----------      -----------
                                                                            263,574          323,293
     Less allowance for loan losses                                          (6,861)          (5,861)
                                                                        -----------      -----------
         Net real estate investments                                      1,213,564        1,121,419

Other assets:
     Equity investments                                                       6,498            5,450
     Deferred loan expenses                                                   7,190            2,939
     Cash and cash equivalents                                                9,826            2,844
     Receivables and other assets                                            32,765           24,252
                                                                        -----------      -----------
                                                                             56,279           35,485
                                                                        -----------      -----------
Total assets                                                            $ 1,269,843      $ 1,156,904
                                                                        ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Senior unsecured notes                                             $   412,250      $   255,000
     Borrowings under line of credit arrangements                                            119,900
     Secured debt                                                            78,966           64,852
     Accrued expenses and other liabilities                                  20,757           18,545
                                                                        -----------      -----------
Total liabilities                                                           511,973          458,297

Stockholders' equity:
     Preferred Stock, $1.00 par value:
         Authorized - 10,000,000 shares
         Issued and outstanding - 6,000,000 shares in 2001 and 2000
           at liquidation preference                                        150,000          150,000
     Common Stock, $1.00 par value:
         Authorized - 75,000,000 shares
         Issued and outstanding - 32,739,826
           shares in 2001 and 28,806,151
           shares in 2000                                                    32,740           28,806
     Capital in excess of par value                                         608,942          528,138
     Cumulative net income                                                  512,837          452,288
     Cumulative dividends                                                  (540,946)        (455,676)
     Accumulated other
         comprehensive loss                                                    (923)            (744)
     Unamortized restricted stock                                            (4,780)          (4,205)
                                                                        -----------      -----------
Total stockholders' equity                                              $   757,870      $   698,607
                                                                        -----------      -----------


Total liabilities and stockholders' equity                              $ 1,269,843      $ 1,156,904
                                                                        ===========      ===========


See accompanying notes

                             HEALTH CARE REIT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                 YEAR ENDED DECEMBER 31
                                                         --------------------------------------
                                                           2001           2000           1999
                                                         ---------      ---------     ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
     Rental income                                       $  98,988      $  88,312     $  72,700
     Interest income                                        31,294         41,064        48,076
     Commitment fees and other income                        3,848          5,837         6,263
     Prepayment fees                                           990             57         1,565
                                                         ---------      ---------     ---------
                                                           135,120        135,270       128,604

Expenses:
     Interest expense                                       32,028         34,622        26,916
     Provision for depreciation                             30,227         22,706        17,885
     Loss on investment                                                     2,000
     General and administrative                              8,078          7,405         7,359
     Loan expense                                            1,775          1,165           909
     Provision for loan losses                               1,000          1,000           600
                                                         ---------      ---------     ---------
                                                            73,108         68,898        53,669
                                                         ---------      ---------     ---------

Income before gain/(loss) on sales of properties and
     loss on extraordinary item                             62,012         66,372        74,935

Net gain/(loss) on sales of properties                      (1,250)         1,684           703
                                                         ---------      ---------     ---------

Income before extraordinary item                            60,762         68,056        75,638

Extraordinary loss on extinguishment of debt                  (213)
                                                         ---------      ---------     ---------

Net income                                                  60,549         68,056        75,638

Preferred stock dividends                                   13,505         13,490        12,814
                                                         ---------      ---------     ---------

Net income available to
     common stockholders                                 $  47,044      $  54,566     $  62,824
                                                         =========      =========     =========


Average number of common shares outstanding:
     Basic                                                  30,534         28,418        28,128
     Diluted                                                31,027         28,643        28,384

Earnings per share:
     Basic:
     Income before extraordinary item                    $    1.55      $    1.92     $    2.23
     Extraordinary item                                       (.01)
     Income available to common stockholders             $    1.54      $    1.92     $    2.23

     Diluted:
     Income before extraordinary item                    $    1.52      $    1.91     $    2.21
     Extraordinary item
     Income available to common stockholders             $    1.52      $    1.91     $    2.21

See accompanying notes

                             HEALTH CARE REIT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      CAPITAL IN
                                                         PREFERRED       COMMON        EXCESS OF         CUMULATIVE
                                                           STOCK          STOCK        PAR VALUE         NET INCOME
                                                       ------------------------------------------------------------------
                                                               (In thousands, except per share data)

Balances at January 1, 1999                              $   75,000     $  28,240      $520,692        $   308,594
Comprehensive income:
   Net income                                                                                               75,638
   Other comprehensive income:
   Unrealized loss on marketable securities
   Foreign currency translation adjustment

Total comprehensive income

Proceeds from issuance of common stock from
   dividend reinvestment and stock incentive plans                            292           5,967
Amortization of restricted stock grants
Net proceeds from sale of preferred stock                    75,000                        (2,455)
Cash dividends:
   Common stock -- $2.27 per share
   Preferred stock, Series B -- $2.22 per share
   Preferred stock, Series C -- $2.19 per share
                                                         ----------     ---------      -----------     -----------
Balances at December 31, 1999                               150,000        28,532         524,204          384,232

Comprehensive income:
   Net income                                                                                               68,056
   Other comprehensive income:
   Unrealized loss on marketable securities
   Foreign currency translation adjustment

Total comprehensive income

Proceeds from issuance of common stock from
   dividend reinvestment and stock incentive
   plans, net of forfeitures                                                  274           3,934
Amortization of restricted stock grants

Cash dividends:
   Common stock -- $2.335 per share
   Preferred stock, Series B--$2.22 per share
   Preferred stock, Series C--$2.27 per share
                                                         ----------     ---------      -----------     -----------
Balances at December 31, 2000                               150,000        28,806         528,138          452,288

Comprehensive income:
   Net income                                                                                               60,549
   Other comprehensive income:
   Unrealized loss on marketable securities
   Foreign currency translation adjustment

Total comprehensive income

Proceeds from issuance of common stock from
   dividend reinvestment and stock incentive
   plans, net of forfeitures                                                  484          10,070
Net proceeds from sale of common stock                                      3,450          70,734
Amortization of restricted stock grants
Cash dividends:
   Common stock -- $2.34 per share
   Preferred stock, Series B--$2.22 per share
   Preferred stock, Series C--$2.28 per share
                                                         ----------     ---------      ----------      -----------
BALANCES AT DECEMBER 31, 2001                            $  150,000     $  32,740      $  608,942      $   512,837
                                                         ==========     =========      ==========      ===========


                                                                           ACCUMULATED
                                                                              OTHER                UNAMORTIZED
                                                         CUMULATIVE       COMPREHENSIVE            RESTRICTED
                                                          DIVIDENDS           LOSS                   STOCK            TOTAL
                                                       -----------------------------------------------------------------------
                                                                     (In thousands, except per share data)

Balances at January 1, 1999                            $   (298,160)           $  3,982            $  (4,589)     $   633,759
Comprehensive income:
   Net income                                                                                                          75,638
   Other comprehensive income:
   Unrealized loss on marketable securities                                      (3,242)                               (3,242)
   Foreign currency translation adjustment                                         (147)                                 (147)
                                                                                                                  ------------
Total comprehensive income                                                                                             72,249
                                                                                                                  -----------
Proceeds from issuance of common stock from
   dividend reinvestment and stock incentive plans                                                    (1,707)           4,552
Amortization of restricted stock grants                                                                1,080            1,080
Net proceeds from sale of preferred stock                                                                              72,545
Cash dividends:
   Common stock -- $2.27 per share                          (64,375)                                                  (64,375)
   Preferred stock, Series B -- $2.22 per share              (6,656)                                                   (6,656)
   Preferred stock, Series C -- $2.19 per share              (6,158)                                                   (6,158)
                                                       -------------           --------            ----------     ------------
Balances at December 31, 1999                              (375,349)                593               (5,216)         706,996

Comprehensive income:
   Net income                                                                                                          68,056
   Other comprehensive income:
   Unrealized loss on marketable securities                                        (733)                                 (733)
   Foreign currency translation adjustment                                         (604)                                 (604)
                                                                                                                  ------------
Total comprehensive income                                                                                             66,719
                                                                                                                  -----------
Proceeds from issuance of common stock from
   dividend reinvestment and stock incentive
   plans, net of forfeitures                                                                             (79)           4,129
Amortization of restricted stock grants                                                                1,090            1,090

Cash dividends:
   Common stock -- $2.335 per share                         (66,837)                                                  (66,837)
   Preferred stock, Series B--$2.22 per share                (6,656)                                                   (6,656)
   Preferred stock, Series C--$2.27 per share                (6,834)                                                   (6,834)
                                                       -------------           ---------           ----------     ------------
Balances at December 31, 2000                              (455,676)               (744)              (4,205)         698,607

Comprehensive income:
   Net income                                                                                                          60,549
   Other comprehensive income:
   Unrealized loss on marketable securities                                         (52)                                  (52)
   Foreign currency translation adjustment                                         (127)                                 (127)
                                                                                                                  ------------
Total comprehensive income                                                                                             60,370
                                                                                                                  -----------
Proceeds from issuance of common stock from
   dividend reinvestment and stock incentive
   plans, net of forfeitures                                                                          (1,739)           8,815
Net proceeds from sale of common stock                                                                                 74,184
Amortization of restricted stock grants                                                                1,164            1,164
Cash dividends:
   Common stock -- $2.34 per share                          (71,765)                                                  (71,765)
   Preferred stock, Series B--$2.22 per share                (6,656)                                                   (6,656)
   Preferred stock, Series C--$2.28 per share                (6,849)                                                   (6,849)
                                                       -------------           ---------           ----------     ------------
BALANCES AT DECEMBER 31, 2001                          $   (540,946)           $   (923)           $  (4,780)     $   757,870
                                                       =============           =========           ==========     ===========



See accompanying notes

                             HEALTH CARE REIT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31
                                                              2001              2000             1999
                                                        ----------------------------------------------------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
   Net income                                               $    60,549       $ 68,056          $ 75,638
   Adjustments to reconcile net income to
       net cash provided from operating
       activities:
           Provision for depreciation                            30,464         22,961            18,106
           Amortization                                           2,977          2,255             1,998
           Provision for losses                                   1,000          1,000               600
           Loss on investment                                                    2,000
           Commitment fees earned
                greater than cash received                       (1,039)        (1,960)             (399)
           Rental income in excess of
                cash received                                    (6,614)        (6,732)           (6,692)
           Equity in earnings of affiliated companies              (332)          (318)              378
           (Gain) loss on sales of properties                     1,250         (1,684)             (703)
           Increase (decrease) in accrued expenses
                and other liabilities                             3,249         (4,827)            5,045
           Decrease (increase) in receivables and
                other assets                                     (2,822)           264             1,394
                                                            ------------      ---------         --------
Net cash provided from operating activities                      88,682         81,015            95,365

INVESTING ACTIVITIES
   Investment in real property                                 (147,081)       (46,449)         (215,491)
   Investment in loans receivable                               (48,284)       (34,631)          (56,089)
   Other investments, net of payments                              (913)        (1,828)           (2,024)
   Principal collected on loans                                  94,337         70,567            42,731
   Proceeds from sale of properties                              22,579        108,866            18,815
   Other                                                           (262)          (742)             (379)
                                                            ------------      ---------         --------
Net cash provided by (used in) investing activities             (79,624)        95,783          (212,437)

FINANCING ACTIVITIES
   Net increase (decrease) under line of
       credit arrangements                                     (119,900)       (57,600)            5,950
   Proceeds from issuance of senior notes and secured
       debt                                                     175,000                          114,000
   Principal payments on
        senior notes and secured debt                           (48,840)       (41,491)              (87)
   Net proceeds from the issuance of Common Stock                82,999          4,129             4,552
   Net proceeds from the issuance of Preferred Stock                                              72,545
   Increase in deferred loan expense                             (6,065)          (794)           (1,839)
   Cash distributions to stockholders                           (85,270)       (80,327)          (77,189)
                                                            ------------      ---------         ---------
Net cash provided from (used by) financing activities            (2,076)      (176,083)          117,932
                                                            ------------      ---------         --------
Increase in cash and cash equivalents                             6,982            715               860
Cash and cash equivalents at beginning of year                    2,844          2,129             1,269
                                                            ------------      ---------         --------
Cash and cash equivalents at end of year                    $     9,826       $  2,844          $  2,129
                                                            ============      =========         ========

Supplemental Cash Flow Information-interest paid            $    29,014       $ 39,638          $ 32,826
                                                            ============      =========         ========




See accompanying notes

                             Health Care REIT, Inc.
                   Notes to Consolidated Financial Statements

1.     ACCOUNTING POLICIES AND RELATED MATTERS

INDUSTRY

The Company is a self-administered real estate investment trust that invests primarily in long-term care facilities, which include skilled nursing and assisted living facilities. The Company also invests in specialty care facilities.

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

LOANS RECEIVABLE

Loans receivable consist of long-term mortgage loans, construction-period loans maturing in two years or less, working capital loans and subdebt investments. Interest income on loans is recognized as earned based upon the principal amount outstanding. The mortgage and construction loans are primarily collateralized by a first mortgage on or assignment of partnership interest in the related facilities, which consist of skilled nursing, assisted living and specialty care facilities. The working capital loans are generally secured by second mortgages or interests in receivables. Subdebt investments represent debt instruments to operators of facilities that have been financed by the Company. These obligations are generally secured by the operator's leasehold rights and corporate guaranties.

REAL PROPERTY  OWNED

Substantially all of the properties owned by the Company are leased under operating leases and are recorded at cost. These properties are depreciated on a straight-line basis over their estimated useful lives which range from fifteen to forty years for buildings and five to twelve years for fixtures. The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that the depreciable life may need to be changed. The Company considers external factors relating to each asset. If these external factors and the projected undiscounted cash flows of the asset over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value. The leases generally extend for a minimum 10-year period and provide for payment of all taxes, insurance and maintenance by the lessees. In general, operating lease income includes base rent payments plus fixed annual rent increases, which are recognized on a straight-line basis over the minimum lease period. This income is greater than the amount of cash received during the first half of the lease term.

CAPITALIZATION OF CONSTRUCTION PERIOD INTEREST

The Company capitalizes interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing.

The Company capitalized interest costs of $841,000, $3,079,000, and $8,578,000, during 2001, 2000 and 1999, respectively, related to construction of real property owned by the Company. The Company's interest expense reflected in the statement of income has been reduced by the amounts capitalized.

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

EQUITY INVESTMENTS

Management determines the appropriate classification of an equity investment at the time of acquisition and reevaluates such designation as of each balance sheet date. Included in equity investments are the common stock of a corporation, valued at historical cost, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing and care homes located in the United Kingdom. The ownership interest is accounted for under the equity method.

Marketable securities available for sale are stated at market value with unrealized gains and losses reported in a separate component of stockholders' equity. Marketable securities reflect the market value of the common stock of two publicly owned corporations, which were obtained by the Company at no cost.

COMMITMENT FEES

 Commitment fees are earned by the Company for its agreement to provide direct and standby financing to, and credit enhancement for, owners and operators of health care facilities. The Company amortizes commitment fees over the initial fixed term of the lease, the mortgage or the construction period related to such investments.

FEDERAL INCOME TAX

No provision has been made for federal income taxes since the Company has elected to be treated as a real estate investment trust under the applicable provisions of the Internal Revenue Code, and the Company believes that it has met the requirements for qualification as such for each taxable year. See Note 10.

NET INCOME PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares for the period adjusted for non-vested shares of restricted stock. The computation of diluted earnings per share is similar to basic earnings per share, except that the number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains or losses on the Company's marketable securities ($78,000 and $130,000 at December 31, 2001 and 2000, respectively) and foreign currency translation adjustments (($1,001,000) and ($874,000) at December 31, 2001 and 2000, respectively). These items are included as components of stockholders' equity.

NEW ACCOUNTING STANDARD

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that the Company is required to adopt beginning January 1, 2002 with transition provisions for certain matters. The new rules on asset impairment supersede Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS
121), and provide a single accounting model for long-lived assets to be disposed of. The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements.

2.     LOANS RECEIVABLE

The following is a summary of loans receivable (in thousands):


                                                                                DECEMBER 31
                                                                     2001                        2000
                                                              ---------------------------------------------
Mortgage loans                                                $          211,722         $          275,312
Construction loans                                                                                    4,052
Working capital                                                           27,583                     20,720
Mortgage loans to related parties                                            821                      1,237
Subdebt investments                                                       23,448                     21,972
                                                              ------------------         ------------------

                                             TOTALS           $          263,574         $          323,293
                                                              ==================         ==================

Loans to related parties (an entity whose ownership includes one Company director) included above are at rates comparable to other third-party borrowers equal to or greater than the Company's net interest cost on borrowings to support such loans. The amount of interest income and commitment fees from related parties amounted to $108,000, $152,000, and $914,000 for 2001, 2000 and
1999, respectively.

The following is a summary of mortgage loans at December 31, 2001 (in thousands):

   Final         Number                                                           Principal
  Payment          of                                                             Amount at              Carrying
    Due           Loans                      Payment Terms                        Inception               Amount
----------      ----------    ------------------------------------------         ------------           -----------


   2002           16          Monthly payments from $20,400 to $100,715,           $73,127               $69,741
                              including interest from 10.00% to 15.00%

   2003            1          Monthly payment at $27,884,                            3,718                 3,718
                              including interest at 9.00%

   2004            2          Monthly payments from $30,680 to $32,325,              7,108                 6,682
                              including interest from 10.00% to 12.93%

   2006            7          Monthly payments from $3,958 to $98,446,              27,537                25,518
                              including interest from  8.11% to 14.61%

   2007            5          Monthly payments from $9,541 to $77,173,              25,933                20,343
                              including interest from 8.72% to 12.42%

   2008            1          Monthly payment at $3,105,                               175                   164
                              including interest at 12.17%

   2009            2          Monthly payments from $8,207 to $72,741,               8,635                 7,591
                              including interest from 11.71% to 12.00%

   2010            2          Monthly payments from $34,356 to $42,628,              7,663                 7,519
                              including interest from 11.64% to 12.17%

   2015            2          Monthly payments from $3,580 to $55,331,               5,795                 5,567
                              including interest from 11.15% to 11.63%

   2016            2          Monthly payments from $75,341 to $127,891,            20,810                19,124
                              including interest from 11.26% to 12.45%

   2017            3          Monthly payments from $40,056 to $229,682,            31,875                28,697
                              including interest from 11.73% to 12.83%

   2018            1          Monthly payment at $168,359,                          21,000                17,879
                              including interest at 10.09%

                                                                              ------------          ------------
                                                                 TOTALS       $    233,376          $    212,543
                                                                              ============          ============

3.     REAL PROPERTY OWNED
The following table summarizes certain information about the Company's real property owned as of December 31, 2001 (in thousands):

                                                   Number of                   Building &         Total        Accumulated
                                                   Facilities      Land       Improvements     Investment     Depreciation
                                                  ---------------------------------------------------------------------------
 SKILLED NURSING FACILITIES:
Arizona                                                  1      $      180  $          3,988    $     4,168        $     475
California                                               1           1,460             3,880          5,340              562
Colorado                                                 1             370             6,051          6,421              705
Florida                                                  8           4,382            56,296         60,678            4,689
Idaho                                                    3           2,010            20,662         22,672            2,229
Illinois                                                 2           1,010            11,446         12,456              925
Kentucky                                                 1             130             4,870          5,000              999
Massachusetts                                            7           3,548            42,151         45,699            5,856
Ohio                                                     5           4,286            62,592         66,878            1,434
Oklahoma                                                 1             470             5,673          6,143              598
Oregon                                                   1             300             5,316          5,616              598
Pennsylvania                                             3             669            17,567         18,236            2,886
Tennessee                                               10           3,450            56,853         60,303              535
Texas                                                    1             663            12,588         13,251            3,067
-----------------------------------------------------------------------------------------------------------------------------

                                                        45          22,928           309,933        332,861           25,558
-----------------------------------------------------------------------------------------------------------------------------
ASSISTED LIVING FACILITIES:
Arizona                                                  3           1,510            15,554         17,064              769
California                                               5           4,290            24,554         28,844              502
Connecticut                                              1             660             9,652         10,312            1,256
Florida                                                 19           8,608            73,733         82,341            8,879
Georgia                                                  2           3,166            24,541         27,707            2,398
Indiana                                                 11           2,171            40,785         42,956            3,395
Louisiana                                                1           1,100            10,161         11,261              851
Maryland                                                 4           2,670            33,791         36,461            2,004
Massachusetts                                            1             810            10,500         11,310            1,055
Minnesota                                                1             322             6,345          6,667              497
Montana                                                  2             910             7,282          8,192              400
Nevada                                                   3           2,086            26,170         28,256            2,265
New Jersey                                               3           5,037            28,096         33,133            2,595
New York                                                 2             810            14,490         15,300            1,220
North Carolina                                           9           7,269            52,893         60,162            5,222
Ohio                                                     8           4,253            39,934         44,187            3,562
Oklahoma                                                17           2,078            25,778         27,856            3,835
Oregon                                                   2           1,077             8,757          9,834              657
Pennsylvania                                             4           1,951            17,199         19,150            1,253
South Carolina                                           5           2,072            19,072         21,144            1,163
Tennessee                                                4           1,521            12,461         13,982              894
Texas                                                   17           5,048            64,587         69,635            7,251
Utah                                                     1           1,059             6,141          7,200              131
Washington                                               1           1,400             5,476          6,876              399
Wisconsin                                                1             420             4,007          4,427
-----------------------------------------------------------------------------------------------------------------------------
                                                       127          62,298           581,959        644,257           52,453
-----------------------------------------------------------------------------------------------------------------------------
SPECIALTY CARE:
Florida                                                  1             950                              950
Massachusetts                                            4           3,425            55,902         59,327            2,533
-----------------------------------------------------------------------------------------------------------------------------
                                                         5           4,375            55,902         60,277            2,533
-----------------------------------------------------------------------------------------------------------------------------
TOTAL REAL PROPERTY OWNED                              177      $   89,601  $        947,794    $ 1,037,395        $  80,544
-----------------------------------------------------------------------------------------------------------------------------

At December 31, 2001, future minimum lease payments receivable under operating leases are as follows (in thousands):

                 2002                   $     102,636
                 2003                         104,240
                 2004                         103,362
                 2005                         105,486
                 2006                         107,273
                 Thereafter                   812,595
                                        -------------

                 TOTAL                  $   1,335,592
                                        =============


The Company converted $13,683,000, $60,648,000, and $16,309,000 of mortgage loans into operating lease properties in 2001, 2000 and 1999, respectively. In 2001, the Company acquired properties which included the assumption of mortgages totaling $45,202,000. These noncash activities are appropriately not reflected in the accompanying statements of cash flows.


4.     CONCENTRATION OF RISK

As of December 31, 2001, long-term care facilities, which include skilled nursing and assisted living facilities, comprised 93% (92% at December 31, 2000) of the Company's real estate investments and were located in 33 states. Investments in assisted living facilities comprised 63% (66% at December 31, 2000) of the Company's real estate investments. The Company's investments with the three largest operators totaled approximately 28% (27% at December 31, 2000). No single operator has a real estate investment balance, which exceeds 12% (11% at December 31, 2000) of total real estate investments, including credit enhancements.

5.     ALLOWANCE FOR LOAN LOSSES

The following is a summary of the allowance for loan losses (in thousands):

                                                  2001                       2000                       1999
                                             ---------------            ----------------           ----------------

Balance at beginning of year                 $     5,861                $     5,587                $     4,987
Provision for loan losses                          1,000                      1,000                        600
Charge-offs                                                                    (726)
                                             -----------                ------------               -----------

Balance at end of year                       $     6,861                $     5,861                $     5,587
                                             ===========                ============               ===========

In addition, the Company recorded a $2,000,000 loss during 2000 related to an investment in the preferred stock of a private corporation that became substantially diluted as a result of a recapitalization of that corporation.

6.     BORROWINGS UNDER LINE OF CREDIT ARRANGEMENTS
       AND RELATED ITEMS

The Company has an unsecured credit arrangement with a consortium of nine banks providing for a revolving line of credit ("revolving credit") in the amount of $150,000,000, which expires on March 31, 2003. The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months on either the agent bank's base rate of interest or 1.5% over LIBOR interest rate (based at the Company's option). In addition, the Company pays a commitment fee ranging from an annual rate of 0.20% to 0.375% and an annual agent's fee of $50,000. Principal is due upon expiration of the agreement. The Company has another unsecured line of credit with a bank for a total of $25,000,000, which expires April 30, 2002. Borrowings under this line of credit are subject to interest at the bank's prime rate of interest (4.75% at December 31, 2001) and are due on demand. At December 31, 2001, there were no borrowings under either of the unsecured lines of credit.

6.     BORROWINGS UNDER LINE OF CREDIT ARRANGEMENTS
       AND RELATED ITEMS (CONTINUED)

The following information relates to aggregate borrowings under the unsecured line of credit arrangements (in thousands, except percentages):

                                                                         YEAR ENDED DECEMBER 31
                                                           2001                   2000                   1999
                                                    --------------------------------------------------------------
Balance outstanding at December 31                    $                     $   119,900            $   177,500
Maximum amount outstanding at any
     month end                                           140,800                185,000                180,950
Average amount outstanding (total
     of daily principal balances
     divided by days in year)                             66,217                140,981                153,318
Weighted average interest rate
     (actual interest expense divided
     by average borrowings outstanding)                    7.67%                  7.77%                  6.61%

7.     SENIOR NOTES AND OTHER LONG-TERM OBLIGATIONS

The Company has $412,250,000 of Unsecured Senior Notes with interest ranging from 7.39% to 8.34%.

During the year ended December 31, 2001, the Company repurchased $7,750,000 of Unsecured Senior Notes due March 2002. The Company incurred expenses of $213,000 related to this repurchase, which was recorded as an extraordinary item.

The Company has five mortgage notes payable, collateralized by health care facilities with interest ranging from 7.69% to 12.00%.

The Company has a $60,000,000 secured line of credit, collateralized by 16 health care facilities, with interest at 2% over LIBOR, with a floor of 7% (7.00% at December 31, 2001). The Company had $33,000,000 in borrowings outstanding at December 31, 2001.

The carrying values of the health care properties securing the mortgages and secured debt totaled $204,603,000 at December 31, 2001.

At December 31, 2001, the annual principal payments on these long-term obligations are as follows (in thousands):

                                         SECURED LINE OF
                      SENIOR NOTES           CREDIT             MORTGAGES
                    ----------------- ----------------------- --------------

        2002            $  12,250            $                  $     368
        2003               35,000                                     400
        2004               40,000               33,000                475
        2005                                                          860
        2006               50,000                                     398
        2007              175,000                                     430
        2008              100,000                                     464
  Thereafter                                                       42,571
                        ---------            ---------          ---------
      Totals            $ 412,250            $  33,000          $  45,966
                        =========            =========          =========


8.     STOCK INCENTIVE PLANS AND RETIREMENT ARRANGEMENTS

The Company's 1995 Stock Incentive Plan authorizes up to 3,464,000 shares of Common Stock to be issued at the discretion of the Board of Directors. The 1995 Plan replaced the 1985 Incentive Stock Option Plan. The options granted under the 1985 Plan continue to vest through 2005 and expire ten years from the date of grant. Officers and key salaried employees of the Company are eligible to participate in the 1995 Plan. The 1995 Plan allows for the issuance of stock options, restricted stock grants and Dividend Equivalency Rights. In addition, the Company has a Stock Plan for Non-Employee Directors, which authorizes up to 336,000 shares to be issued.

The following summarizes the activity in the Plans for the years ended December 31 (shares in thousands):


                                              2001                          2000                          1999
                                              ----                          ----                          ----
                                                  AVERAGE                       Average                       Average
                                    SHARES     EXERCISE PRICE     Shares     Exercise Price     Shares     Exercise Price
                                    ------     --------------     ------     --------------     ------     --------------
STOCK OPTIONS
Options at beginning of year         1,953         $20.34         1,813          $21.62         1,418          $22.06
Options granted                        515          23.89           507           16.79           410           20.17
Options exercised                     (111)         18.63                                          (6)          21.81
Options terminated                     (20)         17.73          (367)          21.76            (9)          23.90
                                  ---------   -----------       --------    -----------       --------    -----------
                                     2,337         $21.23         1,953          $20.34         1,813          $21.62
                                  =========   ===========       ========    ===========       ========    ===========
At end of year:
Options exercisable                  1,161         $21.27           949          $21.32           733          $21.17

Weighted average fair value
   of options granted during
   the year                                        $ 1.43                        $  .63                        $ 2.11

The stock options generally vest over a five-year period and expire ten years from the date of grant. The Company issued 77,275, 77,250, and 86,250 restricted shares during 2001, 2000 and 1999, respectively, including 8,000, 8,000, and 9,000 shares for directors in 2001, 2000 and 1999, respectively. Vesting periods range from six months for directors to five years for officers and key salaried employees. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $1,164,000, $1,090,000, and $1,080,000, in 2001, 2000 and 1999, respectively.

The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):

                                        Options Outstanding                               Options Exercisable
                      ---------------------------------------------------------    -----------------------------------
                                                             Weighted Average                            Weighted
 Range of Per Share        Number         Weighted Average       Remaining              Number           Average
  Exercise Prices       Outstanding        Exercise Price      Contract Life           Exercisable      Exercise Price
  ---------------       -----------        --------------      -------------       ---------------      --------------


      $16-$20                1,086           $  18.44                8.3                  536             $ 18.11
      $20-$25                1,101              23.10                8.0                  498               23.64
      $25-$30                  150              26.07                7.2                  127               26.08
                            ------           --------              -----                -----             -------
                             2,337           $  21.23                8.0                1,161             $ 21.27
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

Pro forma information has been determined as if the Company had accounted for its employee stock options and restricted shares under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions: risk-free interest rates from 3.44% to 7.60%, dividend yields of 8% to 12%, expected lives of seven years, and expected volatility of .18% to .244%. Had compensation cost for the stock-based compensation plans been determined in accordance with FASB 123, net income would have been reduced by $465,000, $267,000, and $621,000, in 2001, 2000 and 1999, respectively, and net income per common share would have been lower by $.01, $.01 and $.02, in 2001, 2000 and 1999, respectively.

The Company has a 401(k) Profit Sharing Plan and Money Purchase Pension Plan ("the Plans") covering all eligible employees. Under the Plans, eligible employees may make contributions, and the Company may make matching contributions and a profit sharing contribution. Company contributions to these Plans totaled $175,000, $171,000, and $144,000, in 2001, 2000 and 1999,
respectively.

The Company has a non-qualified senior executive retirement plan designed to provide pension benefits for certain officers. Pension benefits are based on compensation and length of service and the plan is unfunded. The accrued liability for the plan was $41,000 at December 31, 2001.

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

The Company has 3,000,000 shares of 8.875% Series B Cumulative Redeemable Non-Voting Preferred Stock with a liquidation preference of $25.00 per share. Dividends are payable quarterly in arrears. On and after May 1, 2003, the Preferred Stock may be redeemed for cash at the option of the Company, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends thereon to the redemption date.

10.    INCOME TAXES AND DISTRIBUTIONS

To qualify as a real estate investment trust for federal income tax purposes, 90% of taxable income (including capital gains) must be distributed to stockholders. Real estate investment trusts that do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The principal reasons for the difference between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, different useful lives and depreciation methods for real property and the provision for losses for reporting purposes versus bad debt expense for tax purposes. Cash distributions paid to stockholders, for federal income tax purposes, are as follows:

                                             YEAR ENDED DECEMBER 31
                                        2001          2000          1999
                                      -------        -------     ---------
Per Share:
       Ordinary income               $  1.673       $  2.330     $   2.217
       Return of capital                 .648           .000          .000
       Capital gains                     .019           .005          .053
                                      -------        -------     ---------
                  TOTALS              $ 2.340       $  2.335     $   2.270
                                      =======        =======     =========


11.    COMMITMENTS AND CONTINGENCIES

The Company has agreements to purchase two health care facilities, or the loans with respect thereto, in the event that the present owners default upon their obligations. In consideration for these agreements, the Company receives and recognizes fees annually related to these agreements. Although the terms of these agreements vary, the purchase prices are equal to the amount of the outstanding obligations financing the facility. These agreements expire through the year 2005. In addition, the Company has an outstanding letter of credit relating to one assisted living project. At December 31, 2001, obligations under these agreements for which the Company was contingently liable aggregated approximately $11,425,000.

12.    STOCKHOLDER RIGHTS PLAN

Under the terms of a Stockholder Rights Plan approved by the Board of Directors in July 1994, a Preferred Share Right ("Right") is attached to and automatically trades with each outstanding share of Common Stock.

The Rights, which are redeemable, will become exercisable only in the event that any person or group becomes a holder of 15% or more of the Common Stock, or commences a tender or exchange offer, which, if consummated, would result in that person or group owning at least 15% of the Common Stock. Once the Rights become exercisable, they entitle all other stockholders to purchase one one-thousandth of a share of a new series of junior participating preferred stock for an exercise price of $48.00. The Rights will expire on August 5, 2004, unless exchanged earlier or redeemed earlier by the Company for $.01 per Right at any time before public disclosure that a 15% position has been acquired.

13.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                     2001              2000              1999
                                                  ----------         ---------         ------
Numerator for basic and diluted earnings per
share - income available to common
stockholders                                      $  47,044         $  54,566         $  62,824
                                                  =========         =========         =========

Denominator for basic earnings per
share - weighted average shares                      30,534            28,418            28,128

Effect of dilutive securities:
Employee stock options                                  238                                  15
Nonvested restricted shares                             255               225               241
                                                  ---------         ---------         ---------

Dilutive potential common shares                        493               225               256
                                                  ---------         ---------         ---------

Denominator for diluted earnings per
share - adjusted weighted average shares             31,027            28,643            28,384
                                                     ======            ======         =========

Basic earnings per share                          $    1.54         $    1.92         $    2.23
                                                  =========         =========         =========
Diluted earnings per share                        $    1.52         $    1.91         $    2.21
                                                  =========         =========         =========

The diluted earnings per share calculation excludes the dilutive effect of 1,301,000, 1,954,000, and 1,813,000 options for 2001, 2000 and 1999, respectively, because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

14.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Real Property Loans--The fair value of all real property loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Working Capital Loans, Construction Loans and Subdebt Investments--The carrying amount is a reasonable estimate of fair value based on the interest rates received, which approximates current market rates.

Cash and Cash Equivalents--The carrying amount approximates fair value.

Marketable Securities--Marketable securities are recorded at their fair market value.

Borrowings Under Line of Credit Arrangements --The carrying amount of the lines of credit and secured debt approximates fair value because the borrowings are interest rate adjustable.


Senior Unsecured Notes --The fair value of the senior unsecured notes payable was estimated by discounting the future cash flow using the current borrowing rate available to the Company for similar debt.

Mortgage Notes Payable--Mortgage notes payable is a reasonable estimate of fair value based on the interest rates paid, which approximates current market rates.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000, are as follows (in thousands):

                                                        DECEMBER 31, 2001                       December 31, 2000
                                            --------------------------------------    ------------------------------------
                                                 CARRYING                                  Carrying
                                                  AMOUNT             FAIR VALUE             Amount            Fair Value
                                            -----------------    -----------------    -----------------   ----------------
Financial Assets:
     Real property loans                    $       212,543      $       229,422            $276,549            $283,244
     Working capital loans                           27,583               27,583              20,720              20,720
     Construction loans                                                                        4,052               4,052
     Subdebt investments                             23,448               23,448              21,972              21,972
     Cash and cash equivalents                        9,826                9,826               2,844               2,844
     Marketable securities                               78                   78                 130                 130
Financial Liabilities:
     Borrowings under line of
         credit arrangements                                                                 119,900             119,900
     Senior unsecured notes                         412,250              418,179             255,000             234,987
     Secured debt                                    33,000               33,000              64,000              64,000
     Mortgage notes payable                          45,966               45,966                 852                 852


15.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations of the Company for the years ended December 31, 2001 and 2000 (in thousands, except per share data):

                                                            YEAR ENDED DECEMBER 31, 2001
                                 1ST QUARTER          2ND QUARTER           3RD QUARTER           4TH QUARTER
                                 -------------------------------------------------------------------------------
Revenues                         $       32,577       $      32,765         $      34,834         $      34,944
Net Income Available to
       Common Stockholders               11,827              11,747                13,591                 9,879
Net Income Available to
       Common Stockholders
       Per Share:
       Basic                                .41                 .41                   .42                   .30
       Diluted                              .41                 .40                   .41                   .30

                                                            Year ended December 31, 2000
                                 1st Quarter          2nd Quarter           3rd Quarter           4th Quarter
                                 ---------------------------------------------------------------------------------

Revenues                         $       34,828       $      33,927         $      33,351         $      33,164
Net Income Available to
       Common Stockholders               14,758              14,587                13,786                11,435
Net Income Available to
       Common Stockholders
       Per Share:
       Basic                                .52                 .52                   .48                   .40
       Diluted                              .52                 .51                   .48                   .40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information under the heading "Election of Three Directors" and "Executive Officers of the Company" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 5, 2002.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the heading "Remuneration" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 5, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information under the heading "Security Ownership of Directors and Management" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 5, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company which will be filed with the Commission prior to April 5, 2002.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


(a) 1.      The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

            Report of Independent Auditors.......................................................................23
            Consolidated Balance Sheets - December 31, 2001 and 2000.............................................24
            Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999.....................25
            Consolidated Statements of Stockholders' Equity - Years ended
                  December 31, 2001, 2000 and 1999...............................................................26
            Consolidated Statements of Cash Flows - Years ended
                  December 31, 2001, 2000 and 1999...............................................................27
            Notes to Consolidated Financial Statements ..........................................................28

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

    3.      Exhibit Index:

            3.1      Second Restated Certificate of Incorporation of the Company.

            3.2      Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock,
                     Series A, of Health Care REIT, Inc.

            3.3      Certificate of Designation of 8 7/8% Series B Cumulative Redeemable Preferred Stock of Health
                     Care REIT, Inc.

            3.4      Certificate of Designations, Preferences and Rights of Series C Cumulative Convertible
                     Preferred Stock of Health Care REIT, Inc.

            3.5      Certificate of Amendment of Second Restated Certificate of Incorporation of the Company.

            3.6      By-Laws of the Company.

            4.1      The Company, by signing this Report, agrees to furnish the Securities and Exchange
                     Commission upon its request a copy of any instrument which defines the rights of holders of long-term debt of Company and which authorizes a total amount of securities not in excess of
                     10% of the total assets of the Company.

            4.2      Series A Junior Participating Preferred Share Purchase Rights Agreement, dated as of July 19,
                     1994.

            4.3      Indenture dated as of April 17, 1997 by and between Health Care REIT, Inc. and Fifth Third
                     Bank.

            4.4      First Supplemental Indenture dated as of April 17, 1997 by and between Health Care REIT, Inc.
                     and Fifth Third Bank.

            4.5      Second Supplemental Indenture dated as of March 13, 1998 between Health Care REIT, Inc. and
                     Fifth Third Bank.

            4.6      Third Supplemental Indenture dated as of March 18, 1999 between Health Care REIT, Inc. and
                     Fifth Third Bank.

            4.7      Fourth Supplemental Indenture dated as of August 10, 2001 between Health Care REIT, Inc. and
                     Fifth Third Bank.

            4.9      Form of Indenture for Senior Debt Securities.

            4.10     Form of Indenture for Senior Subordinated Debt Securities.

            4.11     Form of Indenture for Junior Subordinated Debt Securities.

            4.12     Form of Warrant Agreement.

            10.1     Loan Agreement dated as of March 28, 1997 by and among Health Care REIT, Inc., its subsidiaries, the banks signatory thereto, KeyBank National Association, as Administrative
                     Agent, and Fleet Bank N.A., as Syndication Agent.

            10.2     Amended and Restated Note Purchase Agreement among Health Care REIT, Inc. and each of the
                     Purchasers a Party Thereto dated as of March 28, 1997 (the $52,000,000 Note Purchase
                     Agreement).

            10.3     Amended and Restated Note Purchase Agreement among Health Care REIT, Inc. and each of the
                     Purchasers a Party Thereto dated as of March 28, 1997 (the $30,000,000 Note Purchase
                     Agreement).

            10.4     The 1985 Incentive Stock Option Plan of Health Care REIT, Inc. as amended.*

            10.5     The Health Care REIT, Inc. 1995 Stock Incentive Plan. *

            10.6     Second Amendment to the Health Care REIT, Inc. 1995 Stock Incentive Plan effective May 3,
                     2001.*

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

            10.10    Amendment No. 3 to Loan Agreement, made as of October 5, 2001, by and among Health Care REIT,
                     Inc., its subsidiaries, the Banks signatory thereto and Key Corporate Capital, as Agent for the
                     Banks.

            10.11    Amendment No. 1 to Credit Agreement by and among Health Care REIT, Inc. and certain subsidiaries, Bank United and other lenders party thereto, dated as of April 5, 1999.

            10.12    Amended and Restated Employment Agreement, effective January 1, 2000, by and between Health
                     Care REIT, Inc. and George L. Chapman.*

            10.13    Amended and Restated Employment Agreement, effective January 1, 2000, by and between Health
                     Care REIT, Inc. and Raymond W. Braun.*

            10.14    Amended and Restated Employment Agreement, effective January 1, 2000, by and between Health
                     Care REIT, Inc. and Erin C. Ibele.*

            10.15    Amended and Restated Employment Agreement, effective January 1, 2000, by and between Health
                     Care REIT, Inc. and Michael A. Crabtree.*

            10.16    Amended and Restated Employment Agreement, effective August 1, 2000, by and between Health Care
                     REIT, Inc. and Charles J. Herman, Jr.*

            21.      Subsidiaries of the Company.

            23.      Consent of Ernst & Young LLP, independent auditors.

            24.      Powers of Attorney.

            99.1     Press Release dated January 15, 2002.

            99.2     Press Release dated January 17, 2002.

            99.3     Press Release dated February 4, 2002.

            99.4     Press Release dated February 26, 2002.


(b) Reports on Form 8-K filed in the fourth quarter of 2001:

    None.

(c) Exhibits:

    The exhibits listed in Item 14(a)(3) above are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Exchange Act.

(d) Financial Statement Schedules:

    Financial statement schedules are included in pages 43 through 50.

*   Management Contract or Compensatory Plan or Arrangement.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HEALTH CARE REIT, INC.



                                        By:     /S/GEORGE L. CHAPMAN
                                           -----------------------------------
                                            Chairman, Chief Executive Officer,
                                            President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2002 by the following persons on behalf of the Company and in the capacities and on the dates indicated.


       /S/ WILLIAM C. BALLARD, JR.*                            /S/ R. SCOTT TRUMBULL*
-----------------------------------------------------   -----------------------------------------------------
William C. Ballard, Jr., Director                       R. Scott Trumbull, Director



       /S/ PIER C. BORRA*                                      /S/ RICHARD A. UNVERFERTH*
-----------------------------------------------------   -----------------------------------------------------
Pier C. Borra, Director                                 Richard A. Unverferth, Director



       /S/ JEFFREY H. DONAHUE*                                  /S/GEORGE L. CHAPMAN
-----------------------------------------------------   -----------------------------------------------------
Jeffrey H. Donahue, Director                            George L. Chapman, Chairman, Chief Executive
                                                        Officer, President and Director (Principal Executive
                                                        Officer)

        /S/ PETER J. GRUA*                                      /S/ RAYMOND W. BRAUN*
-----------------------------------------------------   -----------------------------------------------------
Peter J. Grua, Director                                 Raymond W. Braun, Executive Vice President, Chief
                                                        Operating Officer and Chief Financial Officer
                                                        (Principal Financial Officer)

       /S/ SHARON M. OSTER*
-----------------------------------------------------           /S/ MICHAEL A. CRABTREE*
Sharon M. Oster, Director                               -----------------------------------------------------
                                                        Michael A. Crabtree, Treasurer & Controller
                                                        (Principal Accounting Officer)

       /S/ BRUCE G. THOMPSON*
-----------------------------------------------------   *By:        /S/GEORGE L. CHAPMAN
Bruce G. Thompson, Director                             -----------------------------------------------------
                                                        George L. Chapman, Attorney-in-Fact


                             HEALTH CARE REIT, INC.
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001

                                                 Initial Cost                          Gross Amount at Which
                                                 to Company                         Carried at Close of Period
                                          ----------------------                 --------------------------------
                                                                      Cost
                                                                  Capitalized
                                                     Buildings &  Subsequent to        Buildings &    Accumulated    Year    Year
            Description       Encumbrances   Land   Improvements   Acquisition   Land  Improvements  Depreciation  Acquired  Built
            -----------       ------------   ----   ------------   ------------  ----  ------------  ------------  --------  -----
ASSISTED LIVING FACILITIES:
---------------------------
Lake Havasu, AZ                    $         $   110   $    2,244   $         $    110    $   2,244   $    199    1998     1998
Lake Havasu, AZ                                  450        4,223                  450        4,223        288    1999     1999
Mesa, AZ                                         950        9,087                  950        9,087        282    2000     2000
Alhambra, CA                                     420        2,534                  420        2,534         53    2001     2001
Azusa, CA                                        570        3,141                  570        3,141         69    2001     2001
Encinitas, CA                                  1,460        7,721                1,460        7,721        263    2000     2000
Marysville, CA                                   450        4,172       44         450        4,216        117    2000     2000
San Juan Capistrano, CA                        1,390        6,942                1,390        6,942          0    2001     2001
Litchfield, CT                                   660        9,652                  660        9,652      1,256    1998     1998
Bradenton, FL                                    251        3,298                  251        3,298        572    1996     1995
Bradenton, FL                                     25          450                   25          450         50    1997     1992
Bradenton, FL                                     25          400                   25          400         45    1997     1988
Bradenton, FL                                     50          850                   50          850         95    1997     1996
Bradenton, FL                                     50          850                   50          850         95    1997     1996
Clermont, FL                                     350        5,232      200         350        5,432        602    1997     1997
Ft. Myers, FL                                  1,230       13,098                1,230       13,098      1,069    1999     1999
Haines City, FL                                   80        1,937                   80        1,937        146    1999     1999
Lake Wales, FL                                    80        1,939                   80        1,939        147    1999     1999
Lauderhill, FL                                    20        1,535                   20        1,535      1,155    1998     1995
Leesburg, FL                                      70        1,170       37          70        1,207        133    1998     1972
Margate, FL                                      500        7,303      246         500        7,549      1,073    1998     1972
Naples, FL                                     1,716       17,306                1,716       17,306      2,067    1999     1999
North Miami Beach, FL                            300        5,708      310         300        6,018        785    1998     1987
Orange City, FL                                   80        2,239                   80        2,239        224    1998     1998
Plantation, FL                                 2,746            0                2,746            0          0    1999     1999
Sarasota, FL                                     475        3,175                  475        3,175        550    1996     1995
Vero Beach, FL                                   263        3,187                  263        3,187         35    2001     1998
Vero Beach, FL                                   297        3,263                  297        3,263         36    2001     1998
Atlanta, GA                                    2,059       14,914                2,059       14,914      1,253    1999     1999
Roswell, GA                                    1,107        9,627                1,107        9,627      1,145    1999     1999
Auburn, IN                                       145        3,511                  145        3,511        362    1999     1999
Avon, IN                                         170        3,504                  170        3,504        286    1999     1999
Kokomo, IN                                       195        3,709                  195        3,709        382    1999     1999
Laporte, IN                                      165        3,674                  165        3,674        378    1999     1999
Marion, IN                                       175        3,504                  175        3,504        263    1999     1999
Merrilville, IN                                  643        7,084      390         643        7,474        844    1999     1999
Shelbyville, IN                                  165        3,497                  165        3,497        314    1999     1999
Terre Haute, IN                                  175        3,499                  175        3,499        263    1999     1999

                                                 Initial Cost                          Gross Amount at Which
                                                 to Company                         Carried at Close of Period
                                          ----------------------                 --------------------------------
                                                                      Cost
                                                                  Capitalized
                                                     Buildings &  Subsequent to        Buildings &    Accumulated    Year    Year
            Description       Encumbrances   Land   Improvements   Acquisition   Land  Improvements  Depreciation  Acquired  Built
            -----------       ------------   ----   ------------   ------------  ----  ------------  ------------  --------  -----

Valparaiso, IN                     $         $   112   $    2,558   $         $    112    $   2,558   $     28    2001     1998
Valparaiso, IN                                   108        2,962                  108        2,962         32    2001     1998
Vincennes, IN                                    118        2,893                  118        2,893        243    1999     1999
Kenner, LA                                     1,100       10,036      125       1,100       10,161        851    2000     2000
Attleboro, MA                                    810       10,500                  810       10,500      1,055    1998     1998
Ellicott City, MD                              1,320       13,641                1,320       13,641      1,553    1999     1999
Harmans, MD                                        0        3,000                    0        3,000         63    2001     1997
Satyr Hill, MD                                   730        8,770                  730        8,770        199    2001     1998
St. Charles, MD                                  620        8,380                  620        8,380        189    2001     1998
Rochester, MN                                    322        6,345                  322        6,345        497    1999     1999
Butte, MT                                        550        3,957                  550        3,957        110    2000     1999
Kalispell, MT                                    360        3,282       43         360        3,325        290    1998     1998
Asheville, NC                                    204        3,489                  204        3,489        279    1999     1999
Cary, NC                                       1,500        4,350                1,500        4,350        424    1998     1996
Durham, NC                                     1,476       10,659      133       1,476       10,792      1,252    1999     1999
Elizabeth City, NC                               200        2,760                  200        2,760        221    1999     1999
Hendersonville, NC                             2,270       11,771                2,270       11,771      1,120    1998     1998
Morehead City, NC                                200        3,104                  200        3,104        190    2000     2000
Pineville, NC                                  1,009       10,554       79       1,009       10,633      1,241    1999     1999
Wake Forest, NC                                  200        3,003                  200        3,003        273    1999     1999
Wilmington, NC                                   210        2,991                  210        2,991        222    1999     1999
Brick, NJ                                      1,300        9,394                1,300        9,394        690    2000     2000
Cranford, NJ                                   3,297       14,233                3,297       14,233      1,905    1996     1993
Hamilton , NJ                                    440        4,469                  440        4,469          0    2001     1998
Gardnerville, NV                               1,326       12,549                1,326       12,549      1,392    1999     1999
Henderson, NV                                    380        4,360       41         380        4,401        120    1998     1998
Henderson, NV                                    380        9,220                  380        9,220        753    2000     2000
Albany, NY                                       400       10,528                  400       10,528      1,220    1997     1997
Manlius, NY                                      410        3,962                  410        3,962          0    2001     1997
Canton, OH                                       300        2,098                  300        2,098        186    1998     1998
Cincinnati, OH                                 1,728       10,272                1,728       10,272      1,400    1997     1995
Findlay, OH                                      200        1,800                  200        1,800        237    1997     1997
Newark, OH                                       410        5,711                  410        5,711        544    1998     1997
Piqua, OH                                        204        1,885                  204        1,885        199    1998     1998
Sagamore Hills, OH                               470        7,881                  470        7,881        365    2000     2000
Troy, OH                                         200        2,000                  200        2,000        256    1997     1997
Westerville, OH                                  741        8,287                  741        8,287        375    2001     2001
Bartlesville, OK                                 100        1,380                  100        1,380        233    1994     1995
Chickasha, OK                                     85        1,395                   85        1,395        229    1995     1996
Claremore, OK                                    155        1,428                  155        1,428        210    1996     1996
Duncan, OK                                       103        1,347                  103        1,347        213    1995     1996
Edmond, OK                                       175        1,564                  175        1,564        243    1995     1996
Enid, OK                                          90        1,390                   90        1,390        235    1995     1996
Lawton, OK                                       144        1,456                  144        1,456        228    1995     1996

                                                 Initial Cost                          Gross Amount at Which
                                                 to Company                         Carried at Close of Period
                                          ----------------------                 --------------------------------
                                                                      Cost
                                                                  Capitalized
                                                     Buildings &  Subsequent to        Buildings &    Accumulated    Year    Year
            Description       Encumbrances   Land   Improvements   Acquisition   Land  Improvements  Depreciation  Acquired  Built
            -----------       ------------   ----   ------------   ------------  ----  ------------  ------------  --------  -----

Midwest City, OK                   $         $    95   $    1,385   $         $     95    $   1,385   $    234    1996     1996
Muskogee, OK                                     150        1,432                  150        1,432        211    1996     1996
Norman, OK                                        55        1,484                   55        1,484        278    1995     1996
N. Oklahoma City, OK                              87        1,508                   87        1,508        217    1995     1996
Oklahoma City, OK                                130        1,350                  130        1,350        220    1995     1996
Oklahoma City, OK                                220        2,943                  220        2,943        145    2000     2000
Owasso, OK                                       215        1,380                  215        1,380        201    1996     1996
Ponca City, OK                                   114        1,536                  114        1,536        267    1995     1995
Shawnee, OK                                       80        1,400                   80        1,400        235    1995     1996
Stillwater, OK                                    80        1,400                   80        1,400        236    1995     1996
Portland OR                                      628        3,585                  628        3,585        258    1999     1999
Salem, OR                                        449        5,172                  449        5,172        399    1999     1999
Lebanon, PA                                      400        3,799                  400        3,799        248    1999     1999
Saxonburg, PA                                    677        4,669                  677        4,669        386    1999     1994
Seven Fields, PA                                 484        4,663                  484        4,663        365    1999     1999
Williamsport, PA                                 390        4,068                  390        4,068        254    1999     1999
Bluffton, SC                                     700        5,598                  700        5,598        185    2000     2000
Florence, SC                                     380        2,881                  380        2,881        218    1999     1999
Hilton Head, SC                                  510        6,037                  510        6,037        391    1999     1999
N Augusta, SC                                    332        2,558                  332        2,558        200    1999     1999
Walterboro, SC                                   150        1,838      160         150        1,998        169    1999     1992
Clarksville, TN                                  330        2,292                  330        2,292        201    1998     1998
Columbia, TN                                     341        2,295                  341        2,295        182    1999     1999
Morristown, TN                                   400        3,808                  400        3,808        248    1999     1999
Oakridge, TN                                     450        4,066                  450        4,066        263    1999     1999
Austin, TX                                       880        9,520                  880        9,520        785    1999     1999
Cedar Hill, TX                                   171        1,490                  171        1,490        213    1997     1997
Corpus Christi, TX                               420        4,796                  420        4,796        818    1997     1989
Corpus Christi, TX                               155        2,935                  155        2,935        355    1997     1997
Desoto, TX                                       205        1,383                  205        1,383        195    1997     1997
Ft. Worth, TX                                    210        3,790                  210        3,790        594    1992     1994
Georgetown, TX                                   200        2,100                  200        2,100        267    1997     1997
Grand Prairie, TX                                400        5,160                  400        5,160        470    1998     1998
Harlingen, TX                                     92        2,057                   92        2,057        247    1997     1989
Houston, TX                                      550       10,751                  550       10,751      1,117    1999     1989
Houston, TX                                      261        3,139                  261        3,139        472    1994     1995
Kingwood, TX                                     300        3,309                  300        3,309        244    1999     1999
N Richland Hills, TX                             330        5,355                  330        5,355        439    1999     1999
Palestine, TX                                    173        1,410                  173        1,410        208    1996     1996
San Marcos, TX                                   355        4,560                  355        4,560        413    1998     1998
Texarkana, TX                                    192        1,403                  192        1,403        204    1996     1996
Waxahachie, TX                                   154        1,429                  154        1,429        210    1996     1996
Salt Lake City, UT                             1,059        6,141                1,059        6,141        131    2001     2001
Everett, WA                                    1,400        5,476                1,400        5,476        399    1990     1990

                                                 Initial Cost                          Gross Amount at Which
                                                 to Company                         Carried at Close of Period
                                          ----------------------                 --------------------------------
                                                                      Cost
                                                                  Capitalized
                                                     Buildings &  Subsequent to        Buildings &    Accumulated    Year    Year
            Description       Encumbrances   Land   Improvements   Acquisition   Land  Improvements  Depreciation  Acquired  Built
            -----------       ------------   ----   ------------   ------------  ----  ------------  ------------  --------  -----

Middleton, WI                      $         $   420   $    4,007   $         $     420   $   4,007   $      0    2001     1991
                                              ------  -----------   --------   --------   ---------   -------

TOTAL ASSISTED LIVING FACILITIES:            $62,298   $  580,151   $1,808    $  62,298   $ 581,959   $ 52,453

SKILLED NURSING FACILITIES:
---------------------------

Payson, AZ                                       180        3,988                  180        3,988        475    1998     1995
Santa Rosa, CA                                 1,460        3,880                1,460        3,880        562    1998     1968
Pueblo, CO                                       370        6,051                  370        6,051        705    1998     1989
Brevard, FL                                      360        4,117                  360        4,117         96    2001     1970
Hilliard, FL                                     150        6,990                  150        6,990        605    1999     1994
Lakeland, FL                                     696        4,843                  696        4,843        513    1998     1984
New Port Richey, FL                              624        7,307                  624        7,307        757    1998     1984
North Fort Myers, FL                             636        6,027                  636        6,027        630    1998     1984
Sarasota, FL                                     560        8,474                  560        8,474        413    2001     2001
Vero Beach, FL                                   660        9,040     1,461        660       10,501        845    1998     1984
West Palm Beach, FL                              696        8,037                  696        8,037        830    1998     1984
Boise, ID                                        600        7,383                  600        7,383        773    1998     1985
Boise, ID                                        810        5,401                  810        5,401        640    1998     1996
Coeur D'Alene, ID                                600        7,878                  600        7,878        816    1998     1996
Granite City, IL                                 610        7,143                  610        7,143        614    1999     1964
Granite City, IL                                 400        4,303                  400        4,303        311    1998     1973
Owensboro, KY                                    130        4,870                  130        4,870        999    1993     1967
Braintree, MA                                    170        7,157       833        170        7,990      1,254    1997     1973
Braintree, MA                                     80        4,849       624         80        5,473        758    2001     1973
Fall River, MA                                   620        5,829     1,276        620        7,105        861    1996     1966
Falmouth, MA                                     670        3,145                  670        3,145        516    1996     1966
South Boston, MA                                 385        2,002     4,089        385        6,091        652    1995     1961
Webster, MA                                      570        9,639       230        570        9,869      1,422    1995     1982
Worcester, MA                                  1,053        2,266       212      1,053        2,478        393    1996     1973
Beachwood, OH                      19,880      1,260       23,478                1,260       23,478          0    2001     1990
Broadview Heights, OH               9,370        920       12,400                  920       12,400          0    2001     1984
Kent, OH                                         215        3,367                  215        3,367        827    1989     1983
Westlake, OH                                     571        5,411                  571        5,411        607    1998     1972
Westlake, OH                       15,952      1,320       17,936                1,320       17,936          0    2001     1980
Midwest City, OK                                 470        5,673                  470        5,673        598    1998     1958

Eugene, OR                         $         $   300   $    5,316   $         $    300    $   5,316   $    598    1998     1996
Bloomsburg, PA                                     0        3,918                    0        3,918        273    1999     1982
Cheswick, PA                                     384        6,041     1,293        384        7,334        754    1998     1959
Easton, PA                                       285        6,315                  285        6,315      1,859    1993     1978
Cleveland, TN                                    350        5,000                  350        5,000         12    2001     1987
Elizabethton, TN                                 310        4,604                  310        4,604         90    2001     1980
Erin, TN                                         440        8,060                  440        8,060         19    2001     1981
Harriman, TN                                     590        8,060                  590        8,060         20    2001     1972
Mountain City, TN                                220        5,896                  220        5,896        116    2001     1976
Pigeon Forge, TN                                 320        4,180                  320        4,180         11    2001     1986
Ridgely, TN                                      300        5,700                  300        5,700         14    2001     1990
Rockwood, TN                                     500        7,116                  500        7,116        134    2001     1979
Spring City, TN                                  420        6,085                  420        6,085        115    2001     1987
Westmoreland, TN                                   0        2,152                    0        2,152          4    2001     1994
San Antonio, TX                                  663       12,588                  663       12,588      3,067    1993     1978
                                  -------    -------   ----------   --------  --------    ---------   --------

TOTAL SKILLED NURSING FACILITIES: $45,202    $22,928   $  299,915   $ 10,018  $ 22,928    $ 309,933   $ 25,558

SPECIALTY CARE FACILITIES:
--------------------------

Clearwater, FL                                   950            0                  950            0          0    2000
Braintree ,MA                                    350        9,304        292       350        9,596        559    1997     1968
Springfield, MA                                2,100       14,978        995     2,100       15,973        500    2000     1996
Stoughton, MA                                    975       20,021        973       975       20,994        944    2000     1996
Waltham, MA                                        0        9,339                    0        9,339        530    2000     1958
                                             -------   ----------   --------  --------    ---------   --------

TOTAL SPECIALTY CARE FACILITIES              $ 4,375   $   54,637   $  1,265  $  4,375    $  55,902   $  2,533

TOTAL INVESTMENT IN PROPERTIES
                                  $45,202    $89,601   $  934,703   $ 13,091  $ 89,601    $ 947,794   $ 80,544
                                  =======    =======   ==========   ========  ========    =========   ========


                                                   Year ended December 31
                                          2001             2000            1999
                                          ----             ----            ----
Investment in Real Estate:
    Balance at Beginning of year     $   856,955      $   862,525      $   639,613

    Additions:
    Acquisitions                         181,420                0           81,109
    Improvements                          10,863           46,449          138,694
    Other(1)                              14,637           60,648           16,309
                                     -----------      -----------      -----------

    Total Additions                      206,920          107,097          236,112

    Deductions:
    Cost of real estate sold             (26,480)        (112,667)         (13,200)
    Other
                                     -----------      -----------      -----------

    Total deductions                     (26,480)        (112,667)         (13,200)
                                     -----------      -----------      -----------

    Balance at end of year           $ 1,037,395      $   856,955      $   862,525
                                     ===========      ===========      ===========

Accumulated depreciation:

    Balance at beginning of year     $    52,968      $    35,746      $    19,624

    Additions:
    Depreciation expense                  30,227           22,707           17,885

    Deductions:
    Sale of properties                    (2,651)          (5,485)          (1,763)
                                     -----------      -----------      -----------

    Balance at end of year           $    80,544      $    52,968      $    35,746
                                     ===========      ===========      ===========


(1) Represents mortgage loans converted to operating leases and $954,000 of land reclassed from other assets in 2001.

(2) The aggregate cost for tax purposes for real property equals $1,035,650,000 at December 31, 2001.

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                             HEALTH CARE REIT, INC.
                                DECEMBER 31, 2001



                                                                                           (IN THOUSANDS)
                                                                                     --------------------------  PRINCIPAL AMOUNT
                                                                                                                 OF LOANS SUBJECT
                                                    FINAL      PERIODIC                                CARRYING   TO DELINQUENT
                                     INTEREST      MATURITY     PAYMENT     PRIOR    FACE AMOUNT      AMOUNT OF    PRINCIPAL OR
     DESCRIPTION                       RATE          DATE        TERMS      LIENS    OF MORTGAGES     MORTGAGES      INTEREST
--------------------                 -------       --------    -------      -----    ------------     ---------   ---------------

Sun Valley, CA                        12.83%       01/01/17     Monthly                  21,500          18,797           None
(Specialty Care                                                Payments
Facility)                                                      $229,682
Briarcliff, NY                        11.26%       08/01/16     Monthly                  12,810          12,471           None
(Assisted Living                                               Payments
Facility)                                                      $127,891
New York City, NY                     10.09%       03/01/18     Monthly                  21,000          17,879           None
(Assisted Living Facility)                                     Payments
                                                               $168,359
Oklahoma City, OK                     9.88%        06/01/06     Monthly                  12,204          12,204           None
(Nursing  Home)                                                Payments
                                                                $98,446
Five nursing homes in Texas           10.78%       12/01/07     Monthly                  12,198           7,733           None
                                                               Payments
                                                                $77,173
Bala, PA                              14.61%       1/01/06      Monthly                   7,400           7,145           None
(Nursing Home)                                                 Payments
                                                                $86,987
St. Louis, MO                         11.71%       6/01/09      Monthly                   7,072           6,771           None
(Nursing Home)                                                 Payments
                                                                $72,741
Chestnut Ridge, NY                    12.45%       12/01/16     Monthly                   8,000           6,652           None
(Assisted Living Facility)                                     Payments
                                                                $75,341
Tucson, AZ                            15.00%        3/1/02      Monthly                   8,057           8,057           None
(Assisted Living Facility)                                     Payments
                                                               $100,715
35 mortgage loans relating to 4        From          From                               123,135         114,834           None
nursing homes, 29 assisted living    8.11% to      3/01/02-
facilities and 2 specialty care       12.93%       12/01/17
facilities
                                                                                   ------------     -----------       ---------
                                                                           TOTALS      $233,376        $212,543            $-0-
                                                                                   ============     ===========       =========

                                                      (in thousands)
                                                 Year Ended December 31
                                          -----------------------------------
                                            2001         2000          1999
                                          --------     --------     --------

Reconciliation of mortgage loans:
   Balance at beginning of period         $280,601     $384,298     $398,682
   Additions during period:
      New mortgage loans                    17,791       28,244       44,656
                                          --------     --------     --------
                                          $298,392      412,542      443,338
   Deductions during period:
      Collections of principal(1)           72,166       70,567       42,731
      Charge-offs                                           726
      Other(2)                            $ 13,683       60,648       16,309
                                          --------     --------     --------

   Balance at end of period               $212,543     $280,601     $384,298
                                          ========     ========     ========

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

                                  EXHIBIT INDEX
                                  -------------

The following documents are included in this Form 10-K as an Exhibit:


                     DESIGNATION
                    NUMBER UNDER
   EXHIBIT           ITEM 601 OF                             EXHIBIT                             PAGE
   NUMBER          REGULATION S-K                          DESCRIPTION                          NUMBER
   ------          --------------                          -----------                          ------


   3.1(1)                  3(i)           Second Restated Certificate of Incorporation of
                                          the Company.

   3.2(1)                  3(i)           Certificate of Designation, Preferences and
                                          Rights of Junior Participating Preferred Stock,
                                          Series A, of Health Care REIT, Inc.

   3.3(1)                  3(i)           Certificate of Designation of 8 7/8% Series B
                                          Cumulative Redeemable Preferred Stock of Health
                                          Care REIT, Inc.

   3.4(1)                  3(i)           Certificate of Designations, Preferences and
                                          Rights of Series C Cumulative Convertible
                                          Preferred Stock of Health Care REIT, Inc.

   3.5(1)                  3(i)           Certificate of Amendment of Second Restated
                                          Certificate of Incorporation of the Company.

   3.6(2)                 3(ii)           By-Laws of the Registrant.

   4.1                      4             The Company, by signing this Report, agrees
                                          to furnish the Securities and Exchange
                                          Commission upon its request a copy of any
                                          instrument which defines the rights of holders
                                          of long-term debt of Company authorizes a total
                                          amount of securities not in excess of 10% of
                                          the total assets of the Company.

   4.2(3)                   4             Series A Junior Participating Preferred Share
                                          Purchase Rights Agreement, dated as of July 19,
                                          1994.

   4.3(4)                   4             Indenture dated as of April 17, 1997 by and
                                          between Health Care REIT, Inc. and Fifth Third
                                          Bank.

   4.4(5)                   4             First Supplemental Indenture dated as of April
                                          17, 1997 by and between Health Care REIT, Inc.
                                          and Fifth Third Bank.

   4.5(6)                   4             Second Supplemental Indenture dated as of March
                                          13, 1998 between Health Care REIT, Inc. and
                                          Fifth Third Bank.


   4.6(7)                   4             Third Supplemental Indenture dated as of March
                                          18, 1999 between Health Care REIT,


                                          Inc. and Fifth Third Bank.

   4.7(8)                   4             Fourth Supplemental Indenture dated as of August
                                          10, 2001 between Health Care REIT, Inc. and
                                          Fifth Third Bank.

   4.8(9)                   4             Form of Indenture for Senior Debt Securities.

   4.9(10)                  4             Form of Indenture for Senior Subordinated Debt
                                          Securities.

   4.10(11)                 4             Form of Indenture for Junior Subordinated Debt
                                          Securities.

   4.11(12)                 4             Form of Warrant Agreement.

   10.1(13)                 10            Loan Agreement dated as of March 28, 1997 by and
                                          among Health Care REIT, Inc., its subsidiaries,
                                          the banks signatory thereto, KeyBank National
                                          Association, as Administrative Agent, and Fleet
                                          Bank N.A., as Syndication Agent.

   10.2(14)                 10            Amended and Restated Note Purchase Agreement
                                          among Health Care REIT, Inc. and each of the
                                          Purchasers a Party Thereto dated as of March 28,
                                          1997 (the $52,000,000 Note Purchase Agreement).

   10.3(15)                 10            Amended and Restated Note Purchase Agreement
                                          among Health Care REIT, Inc. and each of the
                                          Purchasers a Party Thereto dated as of March 28,
                                          1997 (the $30,000,000 Note Purchase Agreement).

   10.4(16)                 10            The 1985 Incentive Stock Option Plan of Health
                                          Care REIT, Inc. as amended.*

   10.5(17)                 10            The Health Care REIT, Inc. 1995 Stock Incentive
                                          Plan.*

   10.6(18)                 10            Second Amendment to the Health Care REIT, Inc.
                                          1995 Stock Incentive Plan effective May 3,
                                          2001.*

   10.7(19)                 10            Credit Agreement by and among Health Care REIT,
                                          Inc., and certain subsidiaries, Bank United and
                                          other lenders party thereto, dated as of
                                          February 24, 1999.

   10.8(20)                 10            Amendment No. 1 to Loan Agreement dated as of
                                          October 1, 1998 by and among Health Care REIT,
                                          Inc., its subsidiaries, the banks signatory
                                          thereto and Key Corporate Capital Inc.

   10.9(21)                 10            Amendment No. 2 to Loan Agreement dated as


                                          of January 29, 2001 by and among Health Care
                                          REIT, Inc., its subsidiaries, the banks
                                          signatory thereto and Key Corporate Capital Inc.

   10.10                    10            Amendment No. 3 to Loan Agreement, made as of
                                          October 5, 2001, by and among Health Care REIT,
                                          Inc., the Banks that its subsidiaries, signatory
                                          thereto and Key Corporate Capital, as Agent for
                                          the Banks.

   10.11(22)                10            Amendment No. 1 to Credit Agreement by and among
                                          Health Care REIT, Inc. and certain subsidiaries,
                                          Bank United and other lenders party thereto,
                                          dated as of April 5, 1999.

   10.12                    10            Amended and Restated Employment Agreement,
                                          effective January 1, 2000, by and between Health
                                          Care REIT, Inc. and George L. Chapman.*

   10.13                    10            Amended and Restated Employment Agreement,
                                          effective January 1, 2000, by and between Health
                                          Care REIT, Inc. and Raymond W. Braun.*

   10.14                    10            Amended and Restated Employment Agreement,
                                          effective January 1, 2000, by and between Health
                                          Care REIT, Inc. and Erin C. Ibele.*

   10.15                    10            Amended and Restated Employment Agreement,
                                          effective January 1, 2000, by and between Health
                                          Care REIT, Inc. and Michael A. Crabtree.*

   10.16                    10            Amended and Restated Employment Agreement,
                                          effective January 1, 2000, by and between Health
                                          Care REIT, Inc. and Charles J. Herman, Jr.*

   21.                      21            Subsidiaries of the Company.

   23.                      23            Consent of Ernst & Young LLP, independent
                                          auditors.

   24.                      24            Powers of Attorney.

   99.1                     99            Press Release dated January 15, 2002.

   99.2                     99            Press Release dated January 17, 2002.

   99.3(23)                 99            Press Release dated February 4, 2002.

   99.4                     99            Press Release dated February 26, 2002.

--------------------

*   Management Contract or Compensatory Plan or Arrangement.


(1)      Incorporated by reference to Exhibit 3.1 to the Company's Form 10-K filed March 20, 2000.

(2)      Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed October 24, 1997.

(3)      Incorporated by reference to Exhibit 2 to the Company's Form 8-A filed on August 3, 1994 (File No.
         1-8923).

(4)      Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on April 21, 1997.

(5)      Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on April 21, 1997.

(6)      Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on March 11, 1998.

(7)      Incorporated by reference to Exhibit 4.2 to the Company's Form 8-A filed on March 17, 1999.

(8)      Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on August 9, 2001.

(9)      Incorporated by reference to Exhibit 4.8 to the Company's Form S-3 (File No. 333-73936) filed on
         November 21, 2001.

(10)     Incorporated by reference to Exhibit 4.9 of the Company's Form S-3 (File No. 333-73936) filed on
         November 21, 2001.

(11)     Incorporated by reference to Exhibit 4.10 of the Company's Form S-3 (File No. 333-73936) filed on
         November 21, 2001.

(12)     Incorporated by reference to Exhibit 4.11 of the Company's Form S-3 File No. 333-73936) filed on
         November 21, 2001.

(13)     Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on April 8, 1997.

(14)     Incorporated by reference to Exhibit 10.2 to Company's Form 8-K filed on April 8, 1997.

(15)     Incorporated by reference to Exhibit 10.3 to Company's Form 8-K filed on April 8, 1997.

(16)     Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File
         No. 333-1237) filed on February 27, 1996.

(17)     Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File
         No. 333-1239) filed on February 27, 1996.

(18)     Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-73936)
         filed November 21, 2001.

(19)     Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K filed March 26, 2001.

(20)     Incorporated by reference to Exhibit 10.8 to the Company's Form 10-K filed March 26, 2001.

(21)     Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K filed March 26, 2001.

(22)     Incorporated by reference to Exhibit 10.10 to the Company's Form 10-K filed March 26, 2001.

(23) Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on February 4, 2002.
