Form 10-Q
period 2002-03-31
HEALTH CARE REIT INC /DE/
filed 2002-05-07
CIK 766704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       MARCH  31, 2002
                               ------------------------------------------------

                                                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File number 1-8923

                             HEALTH CARE REIT, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    34-1096634
-----------------------------------------          ----------------------------
(State or jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                           Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio                          43604
-------------------------------------              ----------------------------
(Address of principal executive office)                      (Zip Code)

(Registrant's telephone number, including area code)       (419) 247-2800
                                                     --------------------------

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X   .   No      .
    -------      -------

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
                        -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 2002.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 33,947,132 shares






                             HEALTH CARE REIT, INC.

                                      INDEX

                                                                                                                   Page

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets - March 31, 2002
                  and December 31, 2001                                                                             3

                  Consolidated Statements of Income - Three
                  months ended March 31, 2002 and 2001                                                              4

                  Consolidated Statements of Shareholders'
                  Equity - Three months ended March 31, 2002
                  and 2001                                                                                          5

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2002 and 2001                                                        6

                  Notes to Unaudited Consolidated Financial Statements                                              7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                               9

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                        11

PART II.          OTHER INFORMATION

Item 5.           Other Information                                                                                12

Item 6.           Exhibits and Reports on Form 8-K                                                                 12


SIGNATURES                                                                                                         13

EXHIBIT INDEX                                                                                                      14


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                                                             MARCH 31               DECEMBER 31
                                                                               2002                    2001
                                                                            (UNAUDITED)               (NOTE)
                                                                            -----------               ------
                                                                                        (IN THOUSANDS)
ASSETS
Real estate investments:
   Real property owned:
   Land                                                                $          98,901       $          89,601
   Buildings & improvements                                                    1,044,243                 947,794
                                                                       -----------------       -----------------
                                                                               1,143,144               1,037,395
   Less accumulated depreciation                                                 (89,221)                (80,544)
                                                                       ------------------      ------------------
       Total real property owned                                               1,053,923                 956,851

   Loans receivable
       Real property loans                                                       240,128                 240,126
       Subdebt investments                                                        24,212                  23,448
                                                                       ------------------      -------------------
                                                                                 264,340                 263,574
   Less allowance for loan losses                                                 (7,111)                 (6,861)
                                                                       ------------------      ------------------
       Net real estate investments                                             1,311,152               1,213,564

Other Assets:
     Equity investments                                                            6,550                   6,498
     Deferred loan expenses                                                        6,823                   7,190
     Cash and cash equivalents                                                     8,122                   9,826
     Receivables and other assets                                                 36,333                  32,765
                                                                       ------------------      -------------------
                                                                                  57,828                  56,279
                                                                       ------------------      -------------------
TOTAL ASSETS                                                           $       1,368,980       $       1,269,843
                                                                       ==================      ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Borrowings under line of credit obligations                       $          78,000       $               0
     Senior unsecured notes                                                      412,250                 412,250
     Secured debt                                                                 81,123                  78,966
     Accrued expenses and other liabilities                                       16,047                  20,757
                                                                       ------------------      -----------------
TOTAL LIABILITIES                                                                587,420                 511,973

Shareholders' equity:
     Preferred stock                                                             150,000                 150,000
     Common stock                                                                 33,947                  32,740
     Capital in excess of par value                                              637,920                 608,942
     Cumulative net income                                                       528,725                 512,837
     Cumulative dividends                                                       (563,473)               (540,946)
     Accumulated other
         comprehensive loss                                                         (995)                   (923)
     Unamortized restricted stock                                                 (4,564)                 (4,780)
                                                                       ------------------      ------------------
TOTAL SHAREHOLDERS' EQUITY                                                       781,560                 757,870
                                                                       ------------------      -------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $       1,368,980       $       1,269,843
                                                                       ==================      ===================

NOTE: The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                          2002                   2001
                                                                 ----------------------- ---------------------
                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
     Rental income                                                $          30,051       $          22,608
     Interest income                                                          6,787                   8,945
     Commitment fees and other income                                           557                     890
     Prepayment fees                                                              0                     134
                                                                 ------------------      ------------------
              Total revenue                                                  37,395                  32,577

EXPENSES:
     Interest expense                                                         9,742                   8,112
     Loan expense                                                               577                     375
     Provision for depreciation                                               8,677                   6,786
     Provision for losses                                                       250                     250
     General and administrative expenses                                      2,261                   1,851
                                                                 ------------------      ------------------
              Total expenses                                                 21,507                  17,374
                                                                 ------------------      ------------------

Net income                                                                   15,888                  15,203

Preferred stock dividends                                                     3,377                   3,376
                                                                  -----------------       -----------------

Net income available to common shareholders                      $           12,511      $           11,827
                                                                 ==================      ==================

Average number of shares outstanding:
     Basic                                                                   32,946                  28,617
     Diluted                                                                 33,693                  28,871

Net income per share:
     Basic                                                        $            0.38       $            0.41
     Diluted                                                                   0.37                    0.41

Dividends declared and paid per common share                      $           0.585       $           0.585

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                                   Three months ended March 31, 2002
                                  ----------------------------------------------------------------
                                                           Capital In    Unamortized
                                   Preferred    Common      Excess of    Restricted   Cumulative
In thousands                         Stock       Stock      Par Value      Stock        Earnings
                                  ----------------------------------------------------------------

Balance at beginning of period     $150,000      32,740      $608,942     $(4,780)     $512,837

Comprehensive income:
   Net income                                                                           15,888
   Unrealized gains on
securities
   Foreign currency
translation adjustment
   Comprehensive income

Proceeds from issuance from
   dividend
   reinvestment and stock                           301        6,228         (189)
incentive plans,
   net of forfeitures

Proceeds from issuance of                           906       22,750
common shares

Restricted stock amortization                                                 405

Cash dividends paid
                                   --------      ------      --------     -------      --------

Balance at end of period           $150,000     $33,947      $637,920     $(4,564)     $528,725
                                   ========     =======      ========     ========     ========



                                      Three months ended March 31, 2002
                                  -----------------------------------------
                                               Accum. Other
                                  Cumulative  Comprehensive
In thousands                       Dividends       Loss         Total
                                  -----------------------------------------

Balance at beginning of period    $(540,946)     $   (923)      $757,870

Comprehensive income:
   Net income                                                     15,888
   Unrealized gains on
securities                                              9              9
   Foreign currency
translation adjustment                                (81)           (81)
                                                                ---------
Comprehensive income                                              15,816

Proceeds from issuance from
   dividend
   reinvestment and stock                                          6,340
incentive plans,
   net of forfeitures

Proceeds from issuance of                                         23,656
common shares

Restricted stock amortization

Cash dividends paid                 (22,527)                     (22,527)
                                   ---------     ---------     ----------

Balance at end of period          $(563,473)     $   (995)      $781,560
                                  ==========     =========      ========


                                                   Three months ended March 31, 2002
                                  ----------------------------------------------------------------
                                                           Capital In    Unamortized
                                   Preferred    Common      Excess of    Restricted   Cumulative
In thousands                         Stock       Stock      Par Value      Stock        Earnings
                                  ----------------------------------------------------------------

Balance at beginning of period     $150,000     $28,806      $528,138     $(4,205)    $452,288

Comprehensive income:
   Net income                                                                           15,203
   Unrealized losses on
securities
   Foreign currency
translation adjustment

Comprehensive income

Proceeds from issuance of
   common stock from dividend
   reinvestment and
   stock incentive plans, net
   of forfeitures                                    75        1,279         (141)

Restricted stock amortization                                                 293

Cash dividends paid
                                   --------     -------      ---------    --------    --------

Balance at end of period           $150,000     $28,881      $529,417     $(4,053)    $467,491
                                   ========     =======      =========    ========    ========



                                      Three months ended March 31, 2002
                                  -----------------------------------------
                                                 Accum. Other
                                    Cumulative  Comprehensive
In thousands                         Dividends       Loss         Total
                                  -----------------------------------------

Balance at beginning of period       $(455,676)     $   (744)     $698,607

Comprehensive income:
   Net income                                                      15,203
   Unrealized losses on
securities                                               (58)         (58)
   Foreign currency
translation adjustment                                  (192)        (192)
                                                                  --------
Comprehensive income                                               14,953

Proceeds from issuance of
   common stock from dividend
   reinvestment and
   stock incentive plans, net
   of forfeitures                                                   1,213

Restricted stock amortization                                         293

Cash dividends paid                   (20,231)                    (20,231)
                                     ---------      --------      --------

Balance at end of period             $(475,907)     $   (994)     $694,835
                                     ==========     =========     ========


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31
                                                                                                   2002                 2001
                                                                                               ------------------------------
                                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                                                   $    15,888         $    15,203
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                                                     8,696               6,845
      Provision for losses                                                                             250                 250
      Amortization                                                                                     981                 668
      Loan and commitment fees earned in excess of  cash received                                     (456)               (559)
      Rental income in excess of cash received                                                      (2,122)             (2,154)
      Interest and other income in excess of cash received                                             104                 (84)
      Decrease in accrued expenses and other liabilities                                            (4,253)             (1,676)
      Increase in receivables and other assets                                                      (1,458)               (669)
                                                                                                 ----------          ----------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                                               17,630              17,824

INVESTING ACTIVITIES
  Investment in real properties                                                                    (97,659)             (6,857)
  Investment in loans receivable                                                                    (7,338)             (5,719)
  Other investments, net                                                                              (228)               (228)
  Principal collected on loans                                                                         731              24,738
  Other                                                                                                 (8)                (79)
                                                                                               ------------        ------------
          NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                                   (104,502)             11,855

FINANCING ACTIVITIES
  Net (payments) borrowings under line of credit arrangements                                       78,000              (9,600)
  Principal payments on long-term obligations                                                          (90)                (17)
  Issuance of common stock                                                                          29,996               1,213
  Increase in deferred loan expense                                                                   (211)             (1,351)
  Cash distributions to shareholders                                                               (22,527)            (20,231)
                                                                                               ------------        ------------
          NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES                                     85,168             (29,986)
                                                                                               ------------        ------------

Decrease in cash and cash equivalents                                                               (1,704)               (307)

Cash and cash equivalents at beginning of period                                                     9,826               2,844
                                                                                               ------------        -----------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     8,122         $     2,537
                                                                                               ============        ===========

Supplemental Cash Flow Information -- Interest Paid                                            $    14,170         $     9,770
                                                                                               ============        ===========

See notes to unaudited consolidated financial statements



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily an indication of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.


NOTE B - REAL ESTATE INVESTMENTS

During the three months ended March 31, 2002, the Company invested $97,659,000 in real property, made real estate loan advances of $7,338,000 and funded $228,000 of equity related investments. During the three months ended March 31, 2002, the Company had no property sales and received principal payments on real estate mortgages totaling $731,000.


NOTE C - EQUITY INVESTMENTS

Management determines the appropriate classification of an equity investment at the time of acquisition and reevaluates such designation as of each balance sheet date. At March 31, 2002, equity investments include the common stock of a corporation, valued at historical cost, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe. The ownership interest is accounted for under the equity method.


NOTE D - CONTINGENT LIABILITIES

As disclosed in the financial statements for the year ended December 31, 2001, the Company was contingently liable for certain obligations amounting to $11,425,000.


NOTE E - DISTRIBUTIONS PAID TO COMMON SHAREHOLDERS

On February 20, 2002, the Company paid a dividend of $0.585 per share to shareholders of record on January 31, 2002. This dividend related to the period from October 1, 2001 through December 31, 2001.

NOTE F - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                       Three months ended
                                                                            March 31
                                                                 --------------------------------
                                                                        2002            2001
                                                                     ---------       ---------

Numerator for basic and diluted earnings per
share-income available to common shareholders                        $  12,511        $  11,827
                                                                     =========        =========

Denominator for basic earnings per share -
weighted average shares                                                 32,946           28,617

Effect of dilutive securities:
     Employee stock options                                                492               29
     Nonvested restricted shares                                           255              225
                                                                     ---------        ---------

Dilutive potential common shares                                           747              254
                                                                     ---------        ---------

Denominator for diluted earnings per share -
adjusted weighted average shares                                        33,693           28,871
                                                                     =========        =========

Basic earnings per share                                             $    0.38        $    0.41

Diluted earnings per share                                           $    0.37        $    0.41


The diluted earnings per share calculation excludes the dilutive effect of 10,000 and 1,350,000 shares for the three month periods ended March 31, 2002 and March 31, 2001, respectively, because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------
LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company's net real estate investments totaled $1,311,152,000 which included 159 assisted living facilities, 60 skilled nursing facilities and seven specialty care facilities. Depending upon the availability and cost of external capital, the Company anticipates making additional investments in health care related facilities. New investments are funded from temporary borrowings under the Company's line of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the line of credit arrangements, is expected to be provided through a combination of private and public offerings of debt and equity securities and the assumption of secured debt. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance future investments.

In February, 2002, the Company issued 906,125 shares of Common Stock, $1 par value, at a price of $27.59 per share, which generated net proceeds of $23,656,000.

As of March 31, 2002, the Company had a total outstanding debt balance of $571,373,000 and shareholders' equity of $781,560,000 which represents a debt to equity ratio of .73 to 1.0, and a debt to total capitalization ratio of .42 to 1.0.

As of March 31, 2002, the Company had an unsecured revolving line of credit expiring March 31, 2003 in the amount of $150,000,000 bearing interest at the lender's prime rate or LIBOR plus 1.5%. In addition, the Company had an unsecured revolving line of credit in the amount of $25,000,000 bearing interest at the lender's prime rate expiring May 31, 2002. Also, at March 31, 2002, the Company had secured line of credit arrangements totaling $64,000,000. At March 31, 2002, the Company had $78,000,000 in borrowings under the unsecured line of credit arrangements and $33,000,000 outstanding on the secured line of credit arrangements.

As of March 31, 2002, the Company had an effective shelf registration on file with the Securities and Exchange Commission under which the Company may issue up to $652,000,000 of securities including debt securities, common and preferred stock and warrants. Depending upon market conditions, the Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.


RESULTS OF OPERATIONS

Revenues were comprised of the following:


                                        Three months ended                      Change
                                        ------------------               --------------------
                             March. 31, 2002        March. 31, 2001          $           %
                             ---------------        ---------------      --------     ------
(000's)
Rental income                 $       30,051         $       22,608       $ 7,443        33%
Interest income                        6,787                  8,945        (2,158)      (24%)
Commitment fees and
     other income                        557                    890          (333)       37%
Prepayment fees                            -                    134          (134)     (100%)
                              --------------         --------------       --------   --------

Total                         $       37,395         $       32,577       $ 4,818        15%
                              ==============         ==============       ========    ======


For the three months ended March 31, 2002, the Company generated increased rental income as a result of the acquisition of properties for which the Company receives rent. This offset a reduction in interest income due to the repayment of mortgage loans. Commitment fees and other income decreased primarily as a result of the completion of construction projects.

Expenses were comprised of the following:


                                        Three months ended                        Change
                                        ------------------               ---------------------
                              March 31, 2002         March 31, 2001          $          %
                              --------------         --------------      ---------  ----------
(000's)
Interest expense              $        9,742          $       8,112       $ 1,630      20%
Loan expense                             577                    375           202      54%
Provision for
   depreciation                        8,677                  6,786         1,891      28%
Provision for losses                     250                    250             -       -%
General and
   administrative expenses             2,261                  1,851           410      22%
                              --------------         --------------      ---------  ----------
Total                         $       21,507          $      17,374       $ 4,133      24%
                              ==============          =============      =========  ==========


The increase in interest expense was primarily due to the issuance of $175,000,000 in senior unsecured notes in August, 2001. This was offset by lower average borrowings on the Company's lines of credit and lower interest rates. In addition, there was a reduction in the amount of capitalized interest offsetting interest expense. The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. There was no capitalized interest for the three-month period ended March 31, 2002 as compared with $334,000 for the same period in 2001.

The provision for depreciation increased over the comparable periods in 2001 primarily as a result of additional investments in properties owned directly by the Company.

General and administrative expenses as a percentage of revenues for the three-month period were 6.05% as compared with 5.68% for the same period in 2001.

As a result of the various factors mentioned above, net income available to common shareholders for the three-month period was $12,511,000 or $0.37 per diluted share, as compared with $11,827,000, or $0.41 per diluted share for the comparable periods in 2001.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This report on Form 10-Q of the Company may contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern the possible expansion of our portfolio; the performance of our operators and properties; our ability to obtain new viable tenants for properties which we take back from financially troubled tenants, if any; our ability to make distributions; our policies and plans regarding investments, financings and other matters; our tax status as a real estate investment trust; our ability to appropriately balance the use of debt and equity; and our ability to access capital markets or other sources of funds. When we use words such as "believes", "expects", "anticipates", or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from our expectations. This may be a result of various factors, including: the status of the economy; the status of capital markets, including prevailing interest rates; compliance with and changes to regulations and payment policies within the health care industry; changes in financing terms; competition within the health care and senior housing industries; and changes in federal, state and local legislation. Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements."


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

A change in interest rates will not affect future earnings or cash flow on our fixed rate debt. Interest rate changes, however, will affect the fair value of such debt. A 1% increase in interest rates would result in a decrease in fair value of the Company's Senior Unsecured Notes by approximately $15 million at March 31, 2002. Changes in the interest rate environment upon maturity of this fixed rate debt could have an affect on the future cash flows and earnings of the Company, depending on whether the debt is replaced with other fixed rate debt, with variable rate debt, with equity or by the sale of assets.

A change in interest rates will not affect the fair value of the Company's variable rate debt, including its unsecured and secured revolving credit arrangements. At March 31, 2002, a 1% increase in interest rates related to this variable rate debt and assuming no changes in outstanding balances, would result in increased annual interest expense of $1,110,000.

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

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
         -----------------
On April 10, 2002, the Company issued a press release announcing investments of $101.7 million for first quarter.

On April 16, 2002, the Company issued a press release announcing declaration of regular dividend.

On May 2, 2002, the Company issued a press release announcing earnings results for first quarter.

On May 3, 2002, the Company issued a press release anncouncing the promotion of Ray Braun to President.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
          (a)     Exhibits

                  10.1 Amendment No. 4 to Loan Agreement dated as of April 15, 2002 by and among Health Care REIT, Inc., its subsidiaries, the banks signatory thereto and Key Corporate Capital Inc.

                  99.1     Press release dated April 10, 2002.
                  99.2     Press release dated April 16, 2002.
                  99.3     Press release dated May 2, 2002.
                  99.4     Press release dated May 3, 2002.


          (b)     Form 8-K filed on February 22, 2002.
                  Form 8-K filed on February 26, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HEALTH CARE REIT, INC.



Date:     May 7, 2002                                          By: /S/ GEORGE L. CHAPMAN
     ------------------------                                     ------------------------------------------------
                                                               George L. Chapman,
                                                               Chairman and Chief Executive Officer



Date:     May 7, 2002                                          By: /S/ RAYMOND W. BRAUN
     -----------------------                                       ------------------------------------------------
                                                               Raymond W. Braun,
                                                               President and Chief Financial Officer



Date:     May 7, 2002                                          By: /S/ MICHAEL  A. CRABTREE
     -----------------------                                       ------------------------------------------------
                                                               Michael A. Crabtree,
                                                               Chief Accounting Officer



                                  EXHIBIT INDEX
                                  -------------

The following documents are included in this Form 10-Q as Exhibits:


                 DESIGNATION
                 NUMBER UNDER
                 ITEM 601 OF
                REGULATION S-K                    EXHIBIT DESCRIPTION
                --------------                    -------------------

                         10.1            Amendment  No. 4 to Loan Agreement  dated as of April 15,  2002 by and among  Health Care REIT,  Inc.,  its  subsidiaries,  the banks signatory thereto and Key Corporate Capital Inc.

                         99.1            Press release dated April 10, 2002.
                         99.2            Press release dated April 16, 2002.
                         99.3            Press release dated May 2, 2002.
                         99.4            Press release dated May 3, 2002.

