Form 10-Q
period 2002-06-30
HEALTH CARE REIT INC /DE/
filed 2002-08-14
CIK 766704

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED           JUNE 30, 2002
                                   ------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

[ ] For the transition period from __________________ to __________________

COMMISSION FILE NUMBER 1-8923

                             HEALTH CARE REIT, INC.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                      34-1096634
--------                                                      ----------
(State or jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                            Identification No.)

ONE SEAGATE, SUITE 1500, TOLEDO, OHIO                            43604
-------------------------------------                            -----
(Address of principal executive office)                        (Zip Code)

(Registrant's telephone number, including area code)      (419) 247-2800
                                                     -----------------------

----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2002.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 38,989,230 shares

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets - June 30, 2002
             and December 31, 2001....................................................................        3

             Consolidated Statements of Income - Three
             and six months ended June 30, 2002 and 2001..............................................        4

             Consolidated Statements of Shareholders'
             Equity - Six months ended June 30, 2002
             and 2001.................................................................................        5

             Consolidated Statements of Cash Flows -
             Six months ended June 30, 2002 and 2001..................................................        6

             Notes to Unaudited Consolidated Financial Statements.....................................        7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................................................        9

Item 3.      Quantitative and Qualitative Disclosure About Market Risk................................       12


PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders......................................       13

Item 5.      Other Information........................................................................       14

Item 6.      Exhibits and Reports on Form 8-K.........................................................       14

SIGNATURES   .........................................................................................       15

EXHIBIT INDEX.........................................................................................       16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                                     JUNE 30        DECEMBER 31
                                                                                      2002             2001
                                                                                   (UNAUDITED)        (NOTE)
                                                                                   -----------      -----------
                                                                                          (IN THOUSANDS)
ASSETS
Real estate investments:
   Real property owned:
   Land ......................................................................    $    106,299    $      89,601
   Buildings & improvements...................................................       1,155,541          947,794
                                                                                  -------------   --------------
                                                                                     1,261,840        1,037,395
   Less accumulated depreciation..............................................         (98,637)         (80,544)
                                                                                  -------------   --------------
      Total real property owned...............................................       1,163,203          956,851

   Loans receivable
      Real property and other loans...........................................         226,158          240,126
      Subdebt investments.....................................................          24,132           23,448
                                                                                  -------------   --------------
                                                                                       250,290          263,574
   Less allowance for loan losses.............................................          (7,361)          (6,861)
                                                                                  -------------   --------------
      Net real estate investments.............................................       1,406,132        1,213,564

Other Assets:
   Equity investments.........................................................           6,891            6,498
   Deferred loan expenses.....................................................           6,358            7,190
   Cash and cash equivalents..................................................           9,256            9,826
   Receivables and other assets...............................................          37,667           32,765
                                                                                  -------------   --------------
             .................................................................          60,172           56,279
                                                                                  -------------   --------------
TOTAL ASSETS .................................................................    $  1,466,304    $   1,269,843
                                                                                  =============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Borrowings under line of credit obligations................................    $     99,000    $           0
   Senior unsecured notes.....................................................         365,000          412,250
   Secured debt...............................................................         112,033           78,966
   Accrued expenses and other liabilities.....................................          19,114           20,757
                                                                                  -------------   --------------
TOTAL LIABILITIES.............................................................         595,147          511,973

Shareholders' equity:
   Preferred stock............................................................         135,000          150,000
   Common stock...............................................................          38,116           32,740
   Capital in excess of par value.............................................         743,875          608,942
   Cumulative net income......................................................         545,557          512,837
   Cumulative dividends.......................................................        (586,669)        (540,946)
   Accumulated other comprehensive loss.......................................            (558)            (923)
   Unamortized restricted stock...............................................          (4,164)          (4,780)
                                                                                  -------------   --------------
TOTAL SHAREHOLDERS' EQUITY....................................................         871,157          757,870
                                                                                  -------------   --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................................    $  1,466,304    $   1,269,843
                                                                                  =============   ==============

NOTE: The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                               THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                    JUNE 30                                     JUNE 30
                                                            2002               2001                      2002                2001
                                                      ------------------------------------       ----------------------------------
                                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
     Rental income..............................       $        32,782     $        23,819          $     62,784       $     46,384
     Interest income ............................                7,107               7,842                13,894             16,787
     Commitment fees and other income............                  749               1,037                 1,306              1,927
     Prepayment fees.............................                    0                   0                     0                134
                                                       ----------------    ----------------         -------------      ------------
          Total revenue..........................               40,638              32,698                77,984             65,232

EXPENSES:
     Interest expense............................               10,278               7,968                20,009             16,072
     Loan expense................................                  580                 389                 1,157                764
     Provision for depreciation..................                9,634               6,982                18,300             13,757
     Impairment of assets........................                  550                   0                   550                  0
     Provision for losses........................                  250                 250                   500                500
     General and administrative expenses.........                2,285               2,034                 4,546              3,885
                                                       ----------------    ----------------         -------------      ------------
         Total expenses..........................               23,577              17,623                45,062             34,978
                                                       ----------------    ----------------         -------------      ------------

Income from continuing operations
     before extraordinary item...................               17,061              15,075                32,922             30,254

DISCONTINUED OPERATIONS:
     Gain on sale of properties..................                  145                  23                   145                 23
     Income from discontinued operations, net....                   28                  25                    56                 49
                                                       ----------------    ----------------         -------------      ------------

Income before extraordinary item.................               17,234              15,123                33,123             30,326

Loss on extinguishment of debt...................                 (403)                  0                  (403)                 0
                                                       ----------------    ----------------         -------------      ------------

Net income.......................................               16,831              15,123                32,720             30,326

Preferred stock dividends........................                3,341               3,376                 6,718              6,752
                                                       ----------------    ----------------         -------------      ------------

Net income available to
     common shareholders.........................      $        13,490     $        11,747          $     26,002       $     23,574
                                                       ================    ================         =============      ============

Average number of common shares outstanding:
         Basic...................................               35,446              28,985                34,196             28,802
         Diluted.................................               36,223              29,402                34,954             29,137

Earnings per share
         Basic:
         Income from continuing operations and
           after preferred stock dividends.......      $          0.39     $          0.41          $       0.77       $       0.82
         Discontinued operations.................                 0.00                0.00                  0.00               0.00
         Extraordinary item......................                (0.01)               0.00                 (0.01)              0.00
         Income available to common
           shareholders..........................      $          0.38     $          0.41          $       0.76       $       0.82

         Diluted:
         Income from continuing operations and
           after preferred stock dividends.......      $          0.38     $          0.40          $       0.75       $       0.81
         Discontinued operations.................                 0.00                0.00                  0.00               0.00
         Extraordinary item......................                (0.01)               0.00                 (0.01)              0.00
         Income available to common
           shareholders..........................      $          0.37     $          0.40          $       0.74       $       0.81

Dividends declared and paid per
     common share................................      $         0.585     $         0.585          $      1.170       $      1.170

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                   Six months ended June 30, 2002
                              ----------------------------------------------------------------------------------------------------
                                                      Capital In   Unamortized                             Accum. Other
                              Preferred    Common     Excess of    Restricted   Cumulative  Cumulative     Comprehensive
IN THOUSANDS                   Stock       Stock      Par Value      Stock       Earnings    Dividends     Income/(Loss)    Total
                              ----------------------------------------------------------------------------------------------------
Balance at beginning of
  period                      $150,000     32,740     $608,942      $(4,780)     $512,837    $(540,946)       $  (923)     $757,870

Comprehensive income:
   Net income                                                                      32,720                                    32,720
   Unrealized losses on
     securities                                                                                                   (37)          (37)
   Foreign currency                                                                                               402           402
     translation adjustment                                                                                                 -------
Comprehensive income                                                                                                         33,085

Proceeds from issuance
  from dividend reinvestment
  and stock incentive plans,
  net of forfeitures                          435        9,548         (189)                                                  9,794

Proceeds from issuance of
  common shares                             4,356      110,970                                                              115,326

Conversion of preferred
  stock                        (15,000)       585       14,415                                                                    0

Restricted stock
  amortization                                                          805                                                     805

Cash dividends paid                                                                            (45,723)                     (45,723)
                              --------    -------     --------      -------      --------    ---------       --------      --------
Balance at end of period      $135,000    $38,116     $743,875      $(4,164)     $545,557    $(586,669)      $   (558)     $871,157
                              ========    =======     ========      =======      ========    =========       ========      ========


                                                                     Six months ended June 30, 2001
                              ----------------------------------------------------------------------------------------------------
                                                      Capital In   Unamortized                             Accum. Other
                              Preferred    Common     Excess of    Restricted   Cumulative  Cumulative     Comprehensive
                                Stock      Stock      Par Value      Stock       Earnings    Dividends     Income/(Loss)    Total
                              ----------------------------------------------------------------------------------------------------
Balance at beginning of
  period                      $150,000    $28,806     $528,138      $(4,205)     $452,288    $(455,676)      $   (744)    $698,607

Comprehensive income:
   Net income                                                                      30,326                                   30,326
   Unrealized losses on
     securities                                                                                                   (82)         (82)
   Foreign currency
     translation adjustment                                                                                      (333)        (333)
                                                                                                                           -------
Comprehensive income                                                                                                        29,911

Proceeds from issuance from
  dividend reinvestment
  and stock incentive plans,
  net of forfeitures                          133        2,500          (99)                                                 2,534

Proceeds from issuance of
  common shares                             3,450       70,863                                                              74,313

Restricted stock
  amortization                                                          584                                                    584

Cash dividends paid                                                                            (40,502)                    (40,502)
                              --------    -------     --------      -------      --------    ---------       --------     --------
Balance at end of period      $150,000    $32,389     $601,501      $(3,720)     $482,614    $(496,178)      $ (1,159)    $765,447
                              ========    =======     ========      =======      ========    =========       ========     ========

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                                                      SIX MONTHS ENDED
                                                                                                           JUNE 30
                                                                                                   2002                 2001
                                                                                              ------------------------------
                                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                                                   $    32,720         $    30,326
  Adjustments to reconcile net income to net cash
      Provision for depreciation                                                                    18,391              13,897
      Provision for losses                                                                             500                 500
      Provision for asset impairment                                                                   550                   0
      Amortization                                                                                   1,961               1,349
      Loan and commitment fees earned in excess of cash received                                      (799)             (1,202)
      Rental income in excess of cash received                                                      (4,531)             (3,874)
      Interest and other income less than (in excess of) cash received                                 200                (166)
      Gain on sales of properties                                                                     (145)                (23)
      Decrease in accrued expenses and other liabilities                                              (844)             (1,357)
      Increase in receivables and other assets                                                        (383)             (1,739)
                                                                                                 ----------          ----------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                                               47,620              37,711

INVESTING ACTIVITIES
  Investment in real properties                                                                   (204,682)            (42,957)
  Investment in loans receivable                                                                   (39,539)            (12,510)
  Other investments, net                                                                              (228)               (457)
  Principal collected on loans                                                                      32,664              43,217
  Proceeds from sale of properties                                                                   2,011              11,611
  Other                                                                                                (58)               (142)
                                                                                               ------------        ------------
          NET CASH USED IN INVESTING ACTIVITIES                                                   (209,832)             (1,238)

FINANCING ACTIVITIES
  Net increase (decrease) under unsecured lines of credit                                           99,000             (58,400)
  Net increase under secured lines of credit                                                        31,000                   0
  Principal payments on long-term obligations                                                      (47,430)            (10,034)
  Net proceeds from the issuance of Common Stock                                                   125,120              76,847
  Increase in deferred loan expense                                                                   (325)             (1,374)
  Cash distributions to shareholders                                                               (45,723)            (40,502)
                                                                                               ------------        ------------
          NET CASH USED IN FINANCING ACTIVITIES                                                    161,642             (33,463)
                                                                                               ------------        ------------

(Decrease) increase in cash and cash equivalents                                                      (570)              3,010

Cash and cash equivalents at beginning of period                                                     9,826               2,844
                                                                                               ------------        -----------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $     9,256         $     5,854
                                                                                               ============        ===========

Supplemental Cash Flow Information -- Interest Paid                                            $    21,026         $    17,379
                                                                                               ============        ===========

See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES





NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended June 30, 2002, are not necessarily an indication of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - REAL ESTATE INVESTMENTS

During the six months ended June 30, 2002, the Company invested $206,930,000 in real property, made loan advances of $17,375,000 and funded $1,112,000 of equity related investments. During the six months ended June 30, 2002, the Company sold properties with carrying values of $1,866,000 and received prepayments on loans totaling $31,455,000.

NOTE C - EQUITY INVESTMENTS

Management determines the appropriate classification of an equity investment at the time of acquisition and reevaluates such designation as of each balance sheet date. At June 30, 2002, equity investments include the common stock of a corporation, valued at historical cost, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe. The ownership interest in Atlantic Healthcare Finance L.P. is accounted for under the equity method.

NOTE D - DISCONTINUED OPERATIONS

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The Company adopted the standard effective January 1, 2002.

During the second quarter of 2002 the Company sold one assisted living facility at a gain of $145,000. The property generated $99,000 of rental revenue and had expenses associated with the property of $43,000, generating income from discontinued operations of $56,000 for the six months ended June 30, 2002. For the six months ended June 30, 2001 the property generated $87,000 of rental revenue and had expenses associated with the property of $38,000, generating income from discontinued operations of $49,000 for that period.

NOTE E - IMPAIRMENT OF ASSETS

Management reviews its real estate portfolio on a quarterly basis to determine if there are any indicators of impairment. If indicators of impairment exist, management determines, using moderate assumptions and the information available at that time, if the projected undiscounted cash flows exceed the net book value of the property. If the projected undiscounted cash flows do not exceed the net book value, the property is written down to fair market value.

During the quarter ended June 30, 2002, it was determined that the projected cash flows from a parcel of land did not exceed its net book value and a charge of $550,000 was recorded to reduce the property to its fair market value. The fair market value of the property was determined by an offer to purchase the property by a third party.

NOTE F - CONTINGENT LIABILITIES

As disclosed in the financial statements for the year ended December 31, 2001, the Company was contingently liable for certain obligations amounting to $11,425,000.

NOTE G - DISTRIBUTION PAID TO COMMON SHAREHOLDERS

On February 20, 2002, the Company paid a dividend of $0.585 per share to shareholders of record on January 31, 2002. This dividend related to the period from October 1, 2001 through December 31, 2001.

On May 20, 2002, the Company paid a dividend of $0.585 per share to shareholders of record on April 30, 2002. This dividend related to the period from January 1, 2002 through March 31, 2002.

NOTE H - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            Three months ended June 30            Six months ended June 30
                                                         ---------------------------------    ----------------------------------
                                                                2002             2001                2002              2001
                                                             ---------        ---------           ---------        ----------
Numerator for basic and diluted earnings per
share-income available to common shareholders                $  13,490         $  11,747          $  26,002        $  23,574
                                                             =========         =========          =========        =========

Denominator for basic earnings per share -
weighted average shares                                         35,446            28,985             34,196           28,802

Effect of dilutive securities:
     Employee stock options                                        522               192                503              110
     Nonvested restricted shares                                   255               225                255              225
                                                             ---------         ---------          ---------        ---------

Dilutive potential common shares                                   777               417                758              335
                                                             ---------         ---------          ---------        ---------

Denominator for diluted earnings per share -
adjusted weighted average shares                                36,223            29,402             34,954           29,137
                                                             =========         =========          =========        =========

Basic earnings per share                                     $    0.38         $    0.41          $    0.76        $    0.82

Diluted earnings per share                                   $    0.37         $    0.40          $    0.74        $    0.81


The diluted earnings per share calculation excludes the dilutive effect of 10,000 and 1,350,000 shares for the periods ended June 30, 2002 and June 30, 2001, respectively, because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.


NOTE I - COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 2002 and 2001, totaled $17,269,000 and $14,958,000, respectively.

NOTE J - NEW ACCOUNTING POLICY

In April 2002, FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement 145 will be effective for fiscal years beginning after December 15, 2002 and the Company will reclassify prior periods upon adoption.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company's net real estate investments totaled $1,406,132,000 which included 157 assisted living facilities, 65 skilled nursing facilities and seven specialty care facilities. Depending upon the availability and cost of external capital, the Company anticipates making additional investments in health care related facilities. New investments are funded from temporary borrowings under the Company's line of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the line of credit arrangements, is expected to be provided through a combination of private and public offerings of debt and equity securities and the assumption of secured debt. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance future investments.

In February, 2002, the Company issued 906,125 shares of Common Stock, $1 par value, at a price of $27.59 per share, which generated net proceeds of $23,657,000.

In May, 2002, the Company issued 3,450,000 shares of Common Stock, $1 par value, at a price of $28.00 per share, which generated net proceeds of $91,669,000.

During the quarter ended June 30, 2002, the holder of the Company's Series C Convertible Preferred Stock converted 600,000 shares into 585,000 shares of Common Stock.

As of June 30, 2002, the Company had a total outstanding debt balance of $576,033,000 and shareholders' equity of $871,157,000 which represents a debt to equity ratio of .66 to 1.0, and a debt to total capitalization ratio of .40 to 1.0.

As of June 30, 2002, the Company had an unsecured revolving line of credit expiring March 31, 2003 in the amount of $150,000,000 bearing interest at the lender's prime rate or LIBOR plus 1.5%. In addition, the Company had an unsecured revolving line of credit in the amount of $25,000,000 bearing interest at the lender's prime rate which expires June 30, 2003. Also, at June 30, 2002, the Company had secured line of credit arrangements totaling $64,000,000. At June 30, 2002, the Company had $99,000,000 in borrowings under the unsecured line of credit arrangements and $64,000,000 outstanding on the secured line of credit arrangements.

As of June 30, 2002, the Company had an effective shelf registration on file with the Securities and Exchange Commission under which the Company may issue up to $560,574,000 of securities including debt securities, common and preferred stock and warrants. Depending upon market conditions, the Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

RESULTS OF OPERATIONS

Revenues were comprised of the following:

                            Three months ended                Change               Year to date through             Change
                       ----------------------------    ---------------------  -----------------------------  ---------------------
                       June 30, 2002  June 30, 2001         $         %       June 30, 2002  June 30, 2001       $           %
                       -------------  -------------    ---------   ---------  -------------  -------------   --------    ---------
(000's)
Rental income          $     32,782   $     23,819     $   8,963       38%    $     62,784   $     46,384     $ 16,400         35%
Interest income               7,107          7,842          (735)      -9%          13,894         16,787       (2,893)       -17%
Commitment fees and
     other income               749          1,037          (288)     -28%           1,306          1,927         (621)       -32%
Prepayment fees                   -              -             -        -%               -            134         (134)      -100%
                       ------------   ------------     --------- ---------    ------------   ------------     --------  ---------
Total                  $     40,638   $     32,698     $   7,940       24%    $     77,984   $     65,232     $ 12,752         20%
                       ============   ============     ========= =========    ============   ============     ========  =========


For the three and six months ended June 30, 2002, the Company generated increased rental income as a result of the acquisition of properties for which the Company receives rent. This offset a reduction in interest income due to the repayment of mortgage loans. Commitment fees and other income decreased primarily as a result of the completion of construction projects.

Expenses were comprised of the following:

                            Three months ended                Change               Year to date through            Change
                       ------------------------------  ---------------------  -----------------------------  --------------------
                       June 30, 2002  June 30, 2001         $           %      June 30, 2002  June 30, 2001      $           %
                       -------------  -------------    --------     --------  --------------  -------------  --------   ---------
(000's)
Interest expense       $     10,278   $      7,968     $  2,310        29%    $     20,009   $     16,072     $ 3,937        24%
Loan expense                    580            389          191        49%           1,157            764         393        51%
Provision for
        depreciation          9,634          6,982        2,652        38%          18,300         13,757       4,543        33%
Provision for losses            250            250            -         -%             500            500           -         -%
Impairment of assets            550              -          550       100%             550              -         550       100%
General and
     admin. expenses          2,285          2,034          251        12%           4,546          3,885         661        17%
                       ------------   ------------     --------  ---------    ------------   ------------     -------  ---------
Total                  $     23,577   $     17,623     $  5,954        34%    $     45,062   $     34,978     $10,084        29%
                       ============   ============     ========  =========    ============   ============     =======  =========

The increase in interest expense for both the three month and year-to-date periods was primarily due to the issuance of $175 million in unsecured senior notes in August, 2001. This was offset by lower average borrowings on the Company's lines of credit and lower interest rates. In addition, there was a reduction in the amount of capitalized interest offsetting interest expense. The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. Capitalized interest for the three-month and year-to-date periods totaled $0 and $0, respectively as compared with $205,000 and $539,000 for the same periods in 2001.

The provision for depreciation increased over the comparable periods in 2001 primarily as a result of additional investments in properties owned directly by the Company.

General and administrative expenses as a percentage of revenues for the three-month and year-to-date periods were 5.63% and 5.83% as compared with 6.21% and 5.95% for the same periods in 2001.

Other Items:

                            Three months ended                     Change         Year to date through                  Change
                       ------------------------------  ---------------------  ------------------------------   --------------------
                       June 30, 2002  June 30, 2001        $          %        June 30, 2002   June 30, 2001        $         %
                       -------------  -------------    --------   ----------  --------------   -------------   ---------   --------
(000's)
Discontinued
  operations           $        173   $         48     $    125      260%     $        201     $         72     $   129      179%
Loss on
  extinguishment of
  debt                         (403)             -         (403)    (100%)            (403)               -        (403)    (100%)
Preferred dividends           3,341          3,376          (35)      (1%)           6,718            6,752         (34)      (1%)
                       ------------   ------------     --------  --------     ------------     ------------     -------  --------
Total                  $      3,111   $      3,424     $   (313)      (9%)    $      6,516     $      6,824     $  (308)      (5%)
                       ============   ============     ========  ========     ============     ============     =======  ========

During the second quarter of 2002 the Company sold properties with carrying values of $1,866,000 for a gain of $145,000. In addition, this property generated $56,000 of income after deducting depreciation and interest expense from rental income for the six months ended June 30, 2002.

In April, 2002 the Company purchased $35,000,000 of unsecured senior notes that were due in 2003. The Company recorded a charge of $403,000 in connection with this early extinquishment.

As a result of the various factors mentioned above, net income available to common shareholders for the three-month and year-to-date periods was $13,490,000, or $0.37 per diluted share, and $26,002,000, or $0.74 per diluted share, respectively, as compared with $11,747,000, or $0.40 per diluted share, and $23,574,000 or $0.81 per diluted share for the comparable periods in 2001.

ACCOUNTING POLICIES

Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The Company makes mortgage loans and sometimes provides working capital and subdebt loans to operators of health care facilities in its portfolio. When reviewing the ultimate collectibility of these loans, management uses moderate assumptions of operating performance to determine the operator's ability to repay the obligation. As facts and circumstances change, management takes these into account to determine if the allowance for loan losses is adequate.

Management reviews its real estate portfolio on a quarterly basis to determine if there are any indicators of impairment. If indicators of impairment exist, management determines, using moderate assumptions and the information available at that time, if the projected undiscounted cash flows exceed the net book value of the property. If the projected undiscounted cash flows do not exceed the net book value, the property is written down to fair market value.

During the quarter ended June 30, 2002, it was determined that the projected cash flows from a parcel of land did not exceed its net book value and a charge of $550,000 was recorded to reduce the property to its fair market value.

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

A change in interest rates will not affect future earnings or cash flow on our fixed rate debt. Interest rate changes, however, will affect the fair value of such debt. A 1% increase in interest rates would result in a decrease in fair value of the Company's Senior Unsecured Notes by approximately $15 million at June 30, 2002. Changes in the interest rate environment upon maturity of this fixed rate debt could have an affect on the future cash flows and earnings of the Company, depending on whether the debt is replaced with other fixed rate debt, with variable rate debt, with equity or by the sale of assets.

A change in interest rates will not affect the fair value of the Company's variable rate debt, including its unsecured and secured revolving credit arrangements. At June 30, 2002, a 1% increase in interest rates related to this variable rate debt and assuming no changes in outstanding balances, would result in increased annual interest expense of $990,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ----------------------------------------------------

The annual meeting of shareholders of Health Care REIT, Inc. was duly called and held on May 3, 2002 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Company's management and Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the management's nominees for election as directors as listed in the Proxy Statement and all such nominees were elected.

Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

         Proposal #1 - The election of three directors:

                      Nominee                         For                        Withheld
             ---------------------------    -------------------------    -------------------------
             William C. Ballard, Jr.                32,281,188                    328,220
             Peter J. Grua                          32,279,512                    329,896
             R. Scott Trumbull                      32,270,005                    339,403

         Proposal #2 - The ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year 2002:

                        For                                    32,063,450
                        Against                                   435,789
                        Abstain                                   110,169

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
         -----------------

On May 7, 2002, the Company issued a press release announcing an offering of 3,000,000 shares of common stock.

On May 9, 2002, the Company issued a press release announcing the pricing of 3,000,000 shares of common stock at $28.00 per share.

On July 2, 2002, the Company issued a press release announcing release date of July 17, 2002 for earnings and second quarter conference call.

On July 9, 2002, the Company issued a press release announcing investments of $124 million for second quarter.

On July 16, 2002, the Company issued a press release announcing earnings results for second quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

          (a)       Exhibits

                    10.1 Credit Agreement between Health Care REIT, Inc. and
                         Fifth Third Bank dated as of May 31, 2002.

                    99.1 Certification pursuant to 18 U.S.C. Section 1350 by
                          Chief Executive Officer.

                    99.2 Certification pursuant to 18 U.S.C. Section 1350 by
                         Chief Financial Officer.

                    99.3 Press release dated May 7, 2002.

                    99.4 Press release dated May 9, 2002.

                    99.5 Press release dated July 2, 2002.

                    99.6 Press release dated July 9, 2002.

                    99.7 Press release dated July 16, 2002.


          (b)       Reports on Form 8-K

                    Form 8-K filed on May 8, 2002.

                    Form 8-K/A filed on May 8, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HEALTH CARE REIT, INC.


Date:        August 14, 2002             By: /S/ GEORGE L. CHAPMAN
     ------------------------------          ---------------------------------
                                         George L. Chapman,
                                         Chairman and Chief Executive Officer


Date:        August 14, 2002             By: /S/ RAYMOND W. BRAUN
     ------------------------------          ---------------------------------
                                         Raymond W. Braun,
                                         President and Chief Financial Officer


Date:        August 14, 2002             By: /S/ MICHAEL A. CRABTREE
-----------------------------------          ---------------------------------
                                         Michael A. Crabtree,
                                         Chief Accounting Officer

                                  EXHIBIT INDEX

The following documents are included in this Form 10-Q as Exhibits:

                DESIGNATION
               NUMBER UNDER
                ITEM 601 OF
              REGULATION S-K                        EXHIBIT DESCRIPTION
              --------------                        -------------------
                   10.1        Credit Agreement between Health Care REIT, Inc. and Fifth Third Bank dated as of May 31, 2002.

                   99.1        Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

                   99.2        Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

                   99.3        Press release dated May 7, 2002.

                   99.4        Press release dated May 9, 2002.

                   99.5        Press release dated July 2, 2002.

                   99.6        Press release dated July 9, 2002.

                   99.7        Press release dated July 16, 2002.
