Form 10-Q/A
period 2002-06-30
HEALTH CARE REIT INC /DE/
filed 2002-08-19
CIK 766704

                                 FORM 10-Q/A
                               AMENDMENT NO. 1
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

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

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 38,989,230 shares

                               EXPLANATORY NOTE
                               ----------------

This Amendment No. 1 to Health Care REIT, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Form 10-Q") is being filed solely to correct a typographical error on Exhibits 99.1 and 99.2 (April 14, 2002 was inadvertently typed on the certificates instead of August 14, 2002) and to indicate that the certifications were signed and on file with the Company on August 14, 2002. Other than the foregoing, no revisions have been made to the Form 10-Q.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

          (a)       Exhibits

                    10.1 Credit Agreement between Health Care REIT, Inc. and
                         Fifth Third Bank dated as of May 31, 2002.

                  * 99.1 Certification pursuant to 18 U.S.C. Section 1350 by
                          Chief Executive Officer.

                  * 99.2 Certification pursuant to 18 U.S.C. Section 1350 by
                         Chief Financial Officer.

                    99.3 Press release dated May 7, 2002.

                    99.4 Press release dated May 9, 2002.

                    99.5 Press release dated July 2, 2002.

                    99.6 Press release dated July 9, 2002.

                    99.7 Press release dated July 16, 2002.


          (b)       Reports on Form 8-K

                    Form 8-K filed on May 8, 2002.

                    Form 8-K/A filed on May 8, 2002.





* These Exhibits are being refiled to correct a typographical error (to change April to August) and to indicate that the certifications were signed and on file with the Company on August 14, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HEALTH CARE REIT, INC.


Date:        August 19, 2002             By: /S/ GEORGE L. CHAPMAN
     ------------------------------          ---------------------------------
                                         George L. Chapman,
                                         Chairman and Chief Executive Officer


Date:        August 19, 2002             By: /S/ RAYMOND W. BRAUN
     ------------------------------          ---------------------------------
                                         Raymond W. Braun,
                                         President and Chief Financial Officer


Date:        August 19, 2002             By: /S/ MICHAEL A. CRABTREE
-----------------------------------          ---------------------------------
                                         Michael A. Crabtree,
                                         Chief Accounting Officer

                                  EXHIBIT INDEX

The following documents are included in this Form 10-Q/A as Exhibits:

                DESIGNATION
               NUMBER UNDER
                ITEM 601 OF
              REGULATION S-K                        EXHIBIT DESCRIPTION
              --------------                        -------------------
                   99.1        Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

                   99.2        Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
