Form 10-Q
period 2002-09-30
HEALTH CARE REIT INC /DE/
filed 2002-11-07
CIK 766704

===============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED            SEPTEMBER 30,  2002
                                        --------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                TO
                                        --------------    --------------

                          COMMISSION FILE NUMBER 1-8923

                                 --------------

                             HEALTH CARE REIT, INC.
            --------------------------------------------------------
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
                                                     --------------------------


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No [ ].


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 2002.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 39,056,541 shares

================================================================================

                                      INDEX

                                                                                                         PAGE
                                                                                                         -----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets - September 30, 2002 and December 31, 2001..................     3

             Consolidated Statements of Income - Three
                 and nine months ended September 30, 2002 and 2001...................................     4

             Consolidated Statements of Stockholders'
                 Equity - Nine months ended September 30, 2002 and 2001..............................     5

             Consolidated Statements of Cash Flows -
                 Nine months ended September 30, 2002 and 2001.......................................     6

             Notes to Unaudited Consolidated Financial Statements....................................     7

Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................................................     9

Item 3.      Quantitative and Qualitative Disclosure About Market Risk...............................    12

Item 4.      Controls and Procedures.................................................................    13


PART II.     OTHER INFORMATION

Item 5.      Other Information.......................................................................    13

Item 6.      Exhibits and Reports on Form 8-K........................................................    13

             SIGNATURES..............................................................................    14

             CERTIFICATIONS..........................................................................    15

             EXHIBIT INDEX...........................................................................    17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                                SEPTEMBER 30          DECEMBER 31
                                                                                   2002                 2001
                                                                                (UNAUDITED)            (NOTE)
                                                                              ----------------    -----------------
                                                                                        (IN THOUSANDS)
ASSETS
Real estate investments:
   Real property owned:
   Land ...............................................................       $       105,480     $         89,601
   Buildings & improvements............................................             1,187,408              947,794
   Construction in progress............................................                12,791                    0
                                                                              ----------------    -----------------
                                                                                    1,305,679            1,037,395
   Less accumulated depreciation.......................................              (102,286)             (80,544)
                                                                              ----------------    -----------------
      Total real property owned........................................             1,203,393              956,851
   Loans receivable
      Real property and other loans....................................               236,046              240,126
      Subdebt investments..............................................                23,057               23,448
                                                                              ----------------    -----------------
                                                                                      259,103              263,574

   Less allowance for loan losses......................................                (7,611)              (6,861)
                                                                              ----------------    -----------------
      Net real estate investments......................................             1,454,885            1,213,564

Other assets:
   Equity investments..................................................                 7,215                6,498
   Deferred loan expenses..............................................                 9,708                7,190
   Cash and cash equivalents...........................................                21,440                9,826
   Receivables and other assets........................................                39,619               32,765
                                                                              ----------------    -----------------
                                                                                       77,982               56,279
                                                                              ----------------    -----------------
TOTAL ASSETS ..........................................................       $     1,532,867     $      1,269,843
                                                                              ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Borrowings under line of credit obligations.........................       $        72,600     $              0
   Senior unsecured notes..............................................               515,000              412,250
   Secured debt........................................................                51,937               78,966
   Accrued expenses and other liabilities..............................                13,688               20,757
                                                                              ----------------    -----------------
TOTAL LIABILITIES......................................................               653,225              511,973

Stockholders' equity:
   Preferred stock.....................................................               127,500              150,000
   Common stock........................................................                39,057               32,740
   Capital in excess of par value......................................               764,261              608,942
   Cumulative net income...............................................               565,321              512,837
   Cumulative dividends................................................              (612,365)            (540,946)
   Accumulated other comprehensive loss................................                  (370)                (923)
   Unamortized restricted stock........................................                (3,762)              (4,780)
                                                                              ----------------    -----------------
TOTAL STOCKHOLDERS' EQUITY.............................................               879,642              757,870
                                                                              ----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................       $     1,532,867     $      1,269,843
                                                                              ================    =================

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


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30                        SEPTEMBER 30
                                                        2002           2001               2002               2001
                                                    --------------------------       -------------------------------
                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
Rental income...............................        $     34,407     $  24,436        $     94,880     $     68,266
Interest income ............................               7,127         7,187              21,022           23,974
Commitment fees and other income............                 839           934               2,144            2,861
Prepayment fees.............................                   0           856                   0              990
                                                    ------------     -----------      -------------    -------------
   Total revenue............................              42,373        33,413             118,046           96,091

EXPENSES:
Interest expense............................               9,990         7,353              29,537           22,562
Loan expense................................                 599           447               1,756            1,212
Provision for depreciation..................              10,158         6,969              27,916           20,195
Impairment of assets........................                   0             0                 550                0
Provision for losses........................                 250           250                 750              750
General and administrative expenses.........               2,496         2,070               7,040            5,956
                                                    ------------     -----------      -------------    -------------
   Total expenses...........................              23,493        17,089              67,549           50,675
                                                    ------------     -----------      -------------    -------------
Income from continuing operations
   before extraordinary item................              18,880        16,324              50,497           45,416

DISCONTINUED OPERATIONS:
Gain on sale of properties..................                 439           101                 584              124
Income from discontinued operations, net....                 444           755               1,806            1,964
                                                    ------------     -----------      -------------    -------------
Income before extraordinary item............              19,763        17,180              52,887           47,504
Loss on extinguishment of debt..............                   0          (213)               (403)            (213)
                                                    ------------     ----------       -------------    -------------
Net income..................................              19,763        16,967              52,484           47,291
Preferred stock dividends...................               2,878         3,376               9,596           10,128
                                                    ------------     -----------      -------------    -------------
Net income available to
   common stockholders......................        $     16,885     $  13,591        $     42,888     $     37,163
                                                    ============     ===========      =============    =============

Average number of common shares outstanding:
   Basic....................................              38,628        32,205              35,695           29,946
   Diluted..................................              39,324        32,762              36,451           30,358

EARNINGS PER SHARE:
   BASIC:
Income from continuing operations and
   after preferred stock dividends..........        $      0.42      $    0.40        $       1.14     $       1.18
Discontinued operations.....................               0.02           0.03                0.07             0.07
Extraordinary item..........................               0.00          (0.01)              (0.01)           (0.01)
                                                    -----------      ----------       -------------    -------------
Income available to common stockholders.....        $      0.44      $    0.42        $       1.20     $       1.24

   DILUTED:
Income from continuing operations and
   after preferred stock dividends..........        $      0.41      $    0.39        $       1.12     $       1.16
Discontinued operations.....................               0.02           0.03                0.07             0.07
Extraordinary item..........................               0.00          (0.01)              (0.01)           (0.01)
                                                    -----------      ----------       -------------    -------------
Income available to common stockholders.....        $      0.43      $    0.41        $       1.18     $       1.22

Dividends declared and paid per
   common share.............................        $     0.585      $   0.585        $      1.755     $      1.755

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                 Nine months ended  September 30, 2002
                                  ------------------------------------------------------------------------------------------------
                                                         Capital In   Unamortized                           Accum. Other
                                  Preferred   Common     Excess of    Restricted   Cumulative   Cumulative  Comprehensive
in thousands                        Stock      Stock     Par Value      Stock        Earnings   Dividends   Income/(Loss)  Total
                                  ------------------------------------------------------------------------------------------------
Balance at beginning of period     $150,000    $32,740     $608,942     $(4,780)    $512,837    $(540,946)    $  (923)    $757,870

Comprehensive income:
   Net income                                                                         52,484                                52,484
   Unrealized losses on
     securities                                                                                                   (44)         (44)
   Foreign currency
     translation adjustment                                                                                       597          597
                                                                                                                          --------
Comprehensive income                                                                                                        53,037
                                                                                                                          --------
Proceeds from issuance from
  dividend reinvestment and
  stock incentive plans,
  net of forfeitures                             1,083      22,818         (189)                                            23,712

Proceeds from issuance of
  common shares                                  4,356     110,879                                                         115,235

Conversion of preferred stock       (22,500)       878      21,622                                                               0

Restricted stock amortization                                             1,207                                              1,207

Cash dividends paid                                                                               (71,419)                 (71,419)
                                   --------    -------     -------      -------     --------    ---------    --------     ---------

Balance at end of period           $127,500    $39,057     $764,261     $(3,762)    $565,321    $(612,365)   $   (370)    $879,642
                                   ========    =======     ========     ========    ========    ==========   ========     ========



                                                                 Nine months ended  September 30, 2001
                                  ------------------------------------------------------------------------------------------------
                                                         Capital In   Unamortized                           Accum. Other
                                  Preferred   Common     Excess of    Restricted   Cumulative   Cumulative  Comprehensive
in thousands                        Stock      Stock     Par Value      Stock        Earnings   Dividends   Income/(Loss)  Total
                                  ------------------------------------------------------------------------------------------------

Balance at beginning of period     $150,000    $28,806     $528,138     $(4,205)    $452,288    $(455,676)    $  (744)    $698,607

Comprehensive income:
   Net income                                                                         47,291                                47,291
   Unrealized losses on                                                                                           (89)         (89)
     securities
   Foreign currency
     translation adjustment                                                                                       (40)         (40)
                                                                                                                          --------
Comprehensive income                                                                                                        47,162
                                                                                                                          --------
Proceeds from issuance from
  dividend reinvestment and
  stock incentive plans,
  net of forfeitures                               234        4,827         (83)                                             4,978

Proceeds from issuance of
  common shares                                  3,450       70,740                                                         74,190

Restricted stock amortization                                               874                                                874

Cash dividends paid                                                                               (62,825)                 (62,825)
                                   --------    -------     --------      -------    -------     ---------     -------     --------

Balance at end of period           $150,000    $32,490     $603,705     $(3,414)    $499,579    $(518,501)    $  (873)    $762,986
                                   ========    =======     ========     =======     ========    =========     ========    ========


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30
                                                                                         2002           2001
                                                                                  -------------------------------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
   Net income..................................................................   $     52,484      $      47,291
   Adjustments to reconcile net income to net cash provided from operating activities:
      Provision for depreciation...............................................         28,662             21,201
      Provision for losses.....................................................            750                750
      Provision for asset impairment...........................................            550                  0
      Amortization.............................................................          2,961              2,124
      Loan and commitment fees earned in excess of cash received...............         (1,530)            (1,329)
      Rental income in excess of cash received.................................         (5,346)            (6,187)
      Interest and other income less than (in excess of) cash received.........            220               (249)
      Gain on sales of properties..............................................           (584)              (124)
      Decrease in accrued expenses and other liabilities.......................         (5,536)              (967)
      Increase in receivables and other assets.................................         (1,460)            (1,548)
                                                                                  -------------     --------------
         NET CASH PROVIDED FROM OPERATING ACTIVITIES...........................         71,171             60,962

INVESTING ACTIVITIES
   Investment in real properties...............................................       (291,439)           (79,529)
   Investment in loans receivable..............................................        (61,433)           (19,424)
   Other investments, net......................................................           (228)              (685)
   Principal collected on loans................................................         35,203             70,391
   Proceeds from sale of properties............................................         49,519             22,142
   Other......................................................................        .   (485)             (203)
                                                                                  -------------       -----------
         NET CASH USED IN INVESTING ACTIVITIES.................................       (268,863)            (7,308)

FINANCING ACTIVITIES
   Net increase (decrease) under unsecured lines of credit.....................         72,600           (119,900)
   Net decrease under secured lines of credit..................................        (29,000)                 0
   Principal payments on long-term obligations.................................        (47,527)           (78,801)
   Issuance of long-term obligations...........................................        150,000            175,000
   Net proceeds from the issuance of Common Stock..............................        138,947             79,168
   Increase in deferred loan expense...........................................         (4,295)            (5,576)
   Cash distributions to stockholders..........................................        (71,419)           (62,825)
                                                                                  -------------     --------------
      NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES....................        209,306            (12,934)
                                                                                  -------------     --------------

Increase in cash and cash equivalents..........................................         11,614             40,720

Cash and cash equivalents at beginning of period...............................          9,826              2,844
                                                                                  -------------     -------------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................   $     21,440      $      43,564
                                                                                  =============     =============

Supplemental Cash Flow Information -- Interest Paid............................   $     35,935      $      25,096
                                                                                  =============     =============

See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 2002, are not necessarily an indication of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - REAL ESTATE INVESTMENTS

During the nine months ended September 30, 2002, the Company invested $291,439,000 in real property, made loan advances of $35,660,000 and funded $1,830,000 of equity related investments. During the nine months ended September 30, 2002, the Company sold properties with carrying values of $48,935,000 and received prepayments on loans totaling $36,083,000.

NOTE C - EQUITY INVESTMENTS

Management determines the appropriate classification of an equity investment at the time of acquisition and reevaluates such designation as of each balance sheet date. At September 30, 2002, equity investments include the common stock of a corporation, valued at historical cost, and ownership representing a 31% interest in Atlantic Healthcare Finance L.P., a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom and continental Europe. The ownership interest in Atlantic Healthcare Finance L.P. is accounted for under the equity method.

NOTE D - DISCONTINUED OPERATIONS

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The Company adopted the standard effective January 1, 2002.

During the nine months ended September 30, 2002, the Company sold seven assisted living facilities and one parcel of land at a gain of $584,000. The properties generated $3,372,000 of rental revenue and had expenses associated with the properties of $1,566,000, generating income from discontinued operations of $1,806,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, the properties generated $3,962,000 of rental revenue and had expenses associated with the properties of $1,998,000, generating income from discontinued operations of $1,964,000 for that period.

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

During the nine months ended September 30, 2002, it was determined that the projected cash flows from a parcel of land did not exceed its net book value and a charge of $550,000 was recorded to reduce the property to its fair market value. The fair market value of the property was determined by an offer to purchase by a third party.

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES


NOTE F - CONTINGENT LIABILITIES

As disclosed in the financial statements for the year ended December 31, 2001, the Company was contingently liable for certain obligations amounting to $11,425,000.

NOTE G - DISTRIBUTIONS PAID TO COMMON STOCKHOLDERS

On February 20, 2002, the Company paid a dividend of $0.585 per share to stockholders of record on January 31, 2002. This dividend related to the period from October 1, 2001 through December 31, 2001.

On May 20, 2002, the Company paid a dividend of $0.585 per share to stockholders of record on April 30, 2002. This dividend related to the period from January 1, 2002 through March 31, 2002.

On August 20, 2002, the Company paid a dividend of $0.585 per share to stockholders of record on July 31, 2002. This dividend related to the period from April 1, 2002 through June 30, 2002.

NOTE H - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30                     SEPTEMBER 30
                                                         --------------------------      -------------------------
                                                            2002            2001              2002        2001
                                                            ----            ----              ----        ----
Numerator for basic and diluted earnings per
   share-income available to common shareholders.....    $     16,885    $   13,591      $   42,888     $   37,163
                                                         ============    ==========      ==========     ==========
Denominator for basic earnings per share -
   weighted average shares...........................          38,628        32,205          35,695         29,946
Effect of dilutive securities:
   Employee stock options............................             441           327             501            182
   Nonvested restricted shares.......................             255           230             255            230
                                                         ------------    ----------      ----------     ----------
Dilutive potential common shares.....................             696           557             756            412
                                                         ------------    ----------      ----------     ----------
Denominator for diluted earnings per share -
  adjusted weighted average shares...................          39,324        32,762          36,451         30,358
                                                         ============    ==========      ==========     ==========
Basic earnings per share.............................    $       0.44    $     0.42      $     1.20     $     1.24
Diluted earnings per share...........................    $       0.43    $     0.41      $     1.18     $     1.22


The diluted earnings per share calculation excludes the dilutive effect of 10,000 and 1,350,000 shares for the periods ended September 30, 2002 and September 30, 2001, respectively, because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

NOTE I - COMPREHENSIVE INCOME

Comprehensive income for the three months ended September 30, 2002 and 2001, totaled $19,952,000 and $17,251,000, respectively.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company's net real estate investments totaled $1,454,885,000 which included 154 assisted living facilities, 75 skilled nursing facilities and eight specialty care facilities. Depending upon the availability and cost of external capital, the Company anticipates making additional investments in health care related facilities. New investments are funded from temporary borrowings under the Company's line of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the line of credit arrangements, is expected to be provided through a combination of private and public offerings of debt and equity securities and the assumption of secured debt. The Company believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance future investments.

In February 2002, the Company issued 906,125 shares of Common Stock, $1 par value, at a price of $27.59 per share, which generated net proceeds of $23,657,000.

In May 2002, the Company issued 3,450,000 shares of Common Stock, $1 par value, at a price of $28.00 per share, which generated net proceeds of $91,578,000.

During the nine months ended September 30, 2002, the holder of the Company's Series C Convertible Preferred Stock converted 900,000 shares into 878,000 shares of Common Stock.

In September 2002, the Company sold $150,000,000 of 8.0% unsecured senior notes, maturing in September 2012.

As of September 30, 2002, the Company had a total outstanding debt balance of $639,537,000 and stockholders' equity of $879,642,000 which represents a debt to equity ratio of 0.73 to 1.00, and a debt to total capitalization ratio of 0.42 to 1.00.

In August 2002, the Company announced the amendment and extension of its primary unsecured revolving line of credit. The line of credit was expanded to $175,000,000, matures in August 2005 with the ability to extend for one year at the Company's discretion if the Company is in compliance with all covenants, and bears interest at the lender's prime rate or LIBOR plus 1.3%. In addition, at September 30, 2002, the Company had an unsecured revolving line of credit in the amount of $25,000,000 bearing interest at the lender's prime rate or LIBOR plus 2.0% which expires June 30, 2003. Also, at September 30, 2002, the Company had secured line of credit arrangements totaling $64,000,000 bearing interest at LIBOR plus 2.0% with a floor of 7.0% which mature in February 2004. At September 30, 2002, the Company had $72,600,000 in borrowings under the unsecured line of credit arrangements and $4,000,000 outstanding on the secured line of credit arrangements.

As of September 30, 2002, the Company had an effective shelf registration on file with the Securities and Exchange Commission under which the Company may issue up to $410,574,000 of securities including debt securities, common and preferred stock and warrants. Depending upon market conditions, the Company anticipates issuing securities under such shelf registrations to invest in additional health care facilities and to repay borrowings under the Company's line of credit arrangements.

RESULTS OF OPERATIONS

Revenues were comprised of the following:

                            THREE MONTHS ENDED             CHANGE                 YEAR TO DATE THROUGH             CHANGE
                       ------------------------------  ---------------------  -----------------------------  --------------------
                       SEPT. 30, 2002 SEPT. 30, 2001          $         %    SEPT. 30, 2002   SEPT. 30, 2001      $         %
                       -------------- --------------   --------------------  --------------   ---------------  --------    ------
(000's)
Rental income.......   $     34,407   $     24,436     $  9,971        41%    $     94,880    $      68,266    $ 26,614       39%
Interest income.....          7,127          7,187          (60)       -1%          21,022           23,974      (2,952)     -12%
Commitment fees and
   other income.....            839            934          (95)      -10%           2,144            2,861        (717)     -25%
Prepayment fees.....              0            856         (856)     -100%               0              990        (990)    -100%
                       ------------   ------------     --------- ---------    ------------    -------------    --------- --------

Total...............   $     42,373   $     33,413     $  8,960        27%    $    118,046    $      96,091    $ 21,955       23%
                       ============   ============     ========= =========    ============    =============    ========= ========

For the three and nine months ended September 30, 2002, the Company generated increased rental income as a result of the acquisition of properties for which the Company receives rent. This was partially offset by a reduction in interest income due to the repayment of mortgage loans. Commitment fees and other income decreased primarily as a result of the completion of construction projects.

Expenses were comprised of the following:

                            THREE MONTHS ENDED                 CHANGE             YEAR TO DATE THROUGH             CHANGE
                       ------------------------------  ---------------------  ------------------------------  ------------------
                       SEPT. 30, 2002 SEPT. 30, 2001       $           %      SEPT. 30, 2002 SEPT. 30, 2001       $          %
                       -------------- --------------   ----------  ---------  -------------- ---------------  -------- ---------
(000's)
Interest expense....   $      9,990   $     7,353      $  2,637        36%    $    29,537    $    22,562      $  6,975      31%
Loan expense........            599           447           152        34%          1,756          1,212           544      45%
Provision for
   depreciation.....         10,158         6,969         3,189        46%         27,916         20,195         7,721      38%
Provision for losses            250           250             0         0%            750            750             0       0%
Impairment of assets             0              0             0         0%            550              0           550     100%
General and
   admin. expenses..          2,496         2,070           426        21%          7,040          5,956         1,084      18%
                       ------------   -----------      --------  ---------    -----------    -----------      -------- --------
Total...............   $     23,493   $    17,089      $  6,404        37%    $     67,549   $    50,675      $ 16,874      33%
                       ============   ===========      ========  =========    ============   ===========      ======== ========

The increase in interest expense for both the three month and year-to-date periods was primarily due to higher average borrowings during the 2002 periods, including the issuance of $175 million senior notes in August 2001 and $150 million in September 2002. The proceeds from these additional borrowings was used to invest in additional health care properties. This was offset by lower interest rates on the Company's unsecured revolving lines of credit. In addition, there was a reduction in the amount of capitalized interest offsetting interest expense. The Company capitalizes certain interest costs associated with funds used to finance the construction of properties owned directly by the Company. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing. Capitalized interest for the three-month and year-to-date periods totaled $0 and $0, respectively as compared with $200,000 and $739,000 for the same periods in 2001.

The provision for depreciation increased over the comparable periods in 2001 primarily as a result of additional investments in properties owned directly by the Company.

General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three-month and year-to-date periods were 5.89% and 5.96% as compared with 6.20% and 6.20% for the same periods in 2001.

Other Items:

                             THREE MONTHS ENDED              CHANGE             YEAR TO DATE THROUGH                CHANGE
                        -----------------------------   --------------------   ------------------------------   -----------------
                        SEPT. 30, 2002 SEPT. 30, 2001       $         %        SEPT. 30, 2002 SEPT. 30, 2001       $         %
                        -------------- --------------   --------------------   -------------- ----------------  --------  -------
(000's)
Discontinued
  Operations.........   $       444   $        755      $   (311)     -41%     $      1,806   $      1,964      $  (158)    -8%
Loss on extinguishment
 of debt..............            0           (213)          213     -100%             (403)          (213)        (190)    89%

Gain on sales of
  Properties.........           439            101           338      335%              584            124          460    371%
Preferred dividends..        (2,878)        (3,376)          498      -15%           (9,596)       (10,128)         532     -5%
                        ------------  -------------     --------  --------     -------------  -------------     ------- -------
Total................   $    (1,995)  $     (2,733)     $    738      -27%     $     (7,609)  $     (8,253)     $   644     -8%
                        ============  =============     ========= ========     =============  =============     ======= =======

During the three and nine months ended September 30, 2002, the Company sold properties with carrying values of $47,069,000 and $48,935,000 for gains of $439,000 and $584,000, respectively. In addition, these properties generated $444,000 and $1,806,000 of income after deducting depreciation and interest expense from rental income for the three and nine months ended September 30, 2002, respectively.

In April 2002 the Company purchased $35,000,000 of unsecured senior notes that were due in 2003. The Company recorded a charge of $403,000 in connection with this early extinquishment.

As a result of the various factors mentioned above, net income available to common shareholders for the three-month and year-to-date periods was $16,885,000, or $0.43 per diluted share, and $42,888,000 or $1.18 per diluted share, respectively, as compared with $13,591,000, or $0.41 per diluted share, and $37,163,000 or $1.22 per diluted share for the comparable periods in 2001.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This report on Form 10-Q of the Company may contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern the possible expansion of our portfolio; the performance of our operators and properties; our ability to obtain new viable tenants for properties which we take back from financially troubled tenants, if any; our ability to make distributions; our policies and plans regarding investments, financings and other matters; our tax status as a real estate investment trust; our ability to appropriately balance the use of debt and equity; and our ability to access capital markets or other sources of funds. When we use words such as "believes", "expects", "anticipates", or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from our expectations. This may be a result of various factors, including: the status of the economy; the status of capital markets, including prevailing interest rates; compliance with and changes to regulations and payment policies within the health care industry; changes in financing terms; competition within the health care and senior housing industries; and changes in federal, state and local legislation. Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

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

A change in interest rates will not affect future earnings or cash flow on our fixed rate debt. Interest rate changes, however, will affect the fair value of such debt. A 1% increase in interest rates would result in a decrease in fair value of the Company's Senior Unsecured Notes by approximately $15 million at September 30, 2002. Changes in the interest rate environment upon maturity of this fixed rate debt could have an affect on the future cash flows and earnings of the Company, depending on whether the debt is replaced with other fixed rate debt, with variable rate debt, with equity or by the sale of assets.

A change in interest rates will not affect the fair value of the Company's variable rate debt, including its unsecured and secured revolving credit arrangements. At September 30, 2002, a 1% increase in interest rates related to this variable rate debt and assuming no changes in outstanding balances, would result in increased annual interest expense of $726,000.

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

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

Within 90 days of filing this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2002, and the evaluation date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
         -----------------

On August 26, 2002, the Company issued a press release announcing the closing of a $175 million unsecured credit facility.

On September 6, 2002, the Company issued a press release announcing the issuance of $150 million in senior unsecured notes.

On October 1, 2002, the Company issued a press release announcing the release date of October 15, 2002 for earnings and third quarter conference call.

On October 8, 2002, the Company issued a press release announcing investments of $105 million for third quarter.

On October 15, 2002, the Company issued a press release announcing earnings results for third quarter and declaration of regular dividend.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)    Exhibits

                99.1 Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

                99.2 Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

                99.3    Press release dated August 26, 2002.

                99.4    Press release dated September 6, 2002.

                99.5    Press release dated October 1, 2002.

                99.6    Press release dated October 8, 2002.

                99.7    Press release dated October 15, 2002.


         (b)    Reports on Form 8-K

                Date of Report           Item           Description
                --------------           ----           -----------
                August, 30, 2002          5             Effective August 23, 2002, the Company and its
                                                        subsidiaries entered into an Amended and Restated
                                                        Loan Agreement for a $175 million unsecured
                                                        credit facility.

                September 9, 2002         5             Documentation regarding an issuance of $150
                                                        million in senior unsecured notes of the Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEALTH CARE REIT, INC.

Date:       NOVEMBER 7, 2002              By: /s/ GEORGE L. CHAPMAN
     -----------------------------           ----------------------------------
                                          George L. Chapman,
                                          Chairman and Chief Executive Officer

Date:       NOVEMBER 7 , 2002             By: /s/ RAYMOND W. BRAUN
     -----------------------------            ---------------------------------
                                          Raymond W. Braun,
                                          President and Chief Financial Officer

Date:       NOVEMBER 7, 2002              By: /s/ MICHAEL A. CRABTREE
     -----------------------------           ----------------------------------
                                          Michael A. Crabtree,
                                          Chief Accounting Officer

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER


I, GEORGE L. CHAPMAN, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Health Care REIT, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:      NOVEMBER 7, 2002
       --------------------------

                                                   /s/ GEORGE L. CHAPMAN
                                                   ----------------------------
                                                   George L. Chapman,
                                                   Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, RAYMOND W. BRAUN, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Health Care REIT, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:      NOVEMBER 7, 2002
       -------------------------

                                                   /s/ RAYMOND W. BRAUN
                                                   ----------------------------
                                                   Raymond W. Braun,
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

The following documents are included in this Form 10-Q as Exhibits:

         DESIGNATION
         NUMBER UNDER
         ITEM 601 OF
         REGULATION S-K              EXHIBIT DESCRIPTION
         --------------              --------------------
             99.1 Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

             99.2 Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

             99.3              Press release dated August 26, 2002.

             99.4              Press release dated September 6, 2002.

             99.5              Press release dated October 1, 2002.

             99.6              Press release dated October 8, 2002

             99.7              Press release dated October 15, 2002.