Form 10-K
period 2002-12-31
HEALTH CARE REIT INC /DE/
filed 2003-03-10
CIK 766704

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2002           Commission File No. 1-8923

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this
Form 10-K.   X
           -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                              Yes   X            No
                                  -----             -----

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the Registrant's most recently completed second fiscal quarter was $1,122,960,000. As of February 20, 2003, there were 40,294,976 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the annual stockholders' meeting to be held May 1, 2003, are incorporated by reference into
Part III.

                             HEALTH CARE REIT, INC.
                          2002 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                     PART I



                                                                           Page
                                                                           ----
Item  1.    Business......................................................... 3
Item  2.    Properties.......................................................19
Item  3.    Legal Proceedings................................................20
Item  4.    Submission of Matters to a Vote of Security Holders..............20

                                     PART II

Item  5.    Market for the Registrant's Common Equity and
               Related Stockholder Matters...................................20
Item  6.    Selected Financial Data..........................................21
Item  7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................22
Item  7A.   Quantitative and Qualitative Disclosures About Market Risk.......29
Item  8.    Financial Statements and Supplementary Data......................30
Item  9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...........................49

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant...............49
Item 11.    Executive Compensation...........................................49
Item 12.    Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters................49
Item 13.    Certain Relationships and Related Transactions...................49
Item 14.    Controls and Procedures..........................................49

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K...........................................50

                                     PART I

ITEM 1. BUSINESS

GENERAL

Health Care REIT, Inc., a Delaware corporation, is a self-administered, equity real estate investment trust that invests in health care facilities, primarily skilled nursing and assisted living facilities. We also invest in specialty care facilities. As of December 31, 2002, long-term care facilities, which include skilled nursing and assisted living facilities, comprised approximately 92% of our investment portfolio. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

As of December 31, 2002, we had $1,537,257,000 of real estate investments, inclusive of credit enhancements, in 244 facilities located in 33 states and managed by 44 different operators. At that date, the portfolio included 160 assisted living facilities, 76 skilled nursing facilities and eight specialty care facilities.

Our primary objectives are to protect stockholders' capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments from annual increases in rental and interest income and portfolio growth. To meet these objectives, we invest primarily in long-term care facilities managed by experienced operators and diversify our investment portfolio by operator and geographic location.

We anticipate investing in additional health care facilities through operating lease arrangements with, and mortgage loans for, qualified health care operators. Capital for future investments may be provided by borrowing under our revolving credit facilities, public offerings or private placements of debt or equity or the incurrence of secured indebtedness.

References herein to "we," "us," "our" or the "Company" refer to Health Care REIT, Inc. and its subsidiaries unless specifically noted otherwise.

PORTFOLIO OF PROPERTIES

The following table shows our portfolio as of December 31, 2002:

  Type of             Investments     Percentage    Number of    Number of  Investment per     Number of     Number of
 Facility                 (1)        of Portfolio  Facilities   Beds/Units    Bed/Unit(2)    Operators(3)    States(3)
----------           --------------  ------------  ----------   ----------  --------------   ------------   ----------
                     (In thousands)

 Assisted Living
 Facilities            $  879,104             57%          160      10,610     $   85,098           27           31

 Skilled Nursing
 Facilities               539,904             35%           76      10,482         51,508           17           16

 Specialty Care
 Facilities               118,249              8%            8       1,304        105,325            6            5
                       ----------     ----------    ----------  ----------

Totals                 $1,537,257            100%          244      22,396
                       ==========     ==========    ==========  ==========

----------

(1) Investments include real estate investments and credit enhancements which amounted to $1,529,412,000 and $7,845,000, respectively.

(2) Investment Per Bed/Unit was computed by using the total investment amount of $1,580,142,000 which includes real estate investments, credit enhancements and unfunded commitments for which initial funding has commenced which amounted to $1,529,412,000, $7,845,000 and $42,885,000, respectively.

(3) We have investments in properties located in 33 states and managed by 44 different operators.

ASSISTED LIVING FACILITIES

An assisted living facility is a special combination of housing, personalized supportive services and health care designed to meet the needs -- both scheduled and unscheduled -- of those who need help with activities of daily living. More intensive medical needs of the resident within assisted living facilities may be provided by home health providers. Assisted living facilities represent less costly and less institutional-like alternatives for the care of the elderly or the frail.

SKILLED NURSING FACILITIES

Skilled nursing facilities provide inpatient skilled nursing and personal care services as well as rehabilitative, restorative and transitional medical services. In some instances, skilled nursing facilities supplement hospital care by providing specialized care for medically complex patients whose conditions require intense medical and therapeutic services, but who are medically stable enough to have these services provided in facilities that are less expensive than acute care hospitals.

SPECIALTY CARE FACILITIES

Our specialty care facilities include acute care hospitals, long-term acute care hospitals and other specialty care hospitals. Acute care hospitals provide a wide range of inpatient and outpatient services including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Long-term acute care hospitals provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Other specialty care hospitals provide specialized inpatient and outpatient services for specific illnesses or diseases including, among others, orthopedic, neurosurgical and behavioral care services.

INVESTMENTS

We invest in income producing health care facilities with a primary focus on long-term care facilities, which include skilled nursing and assisted living facilities. We also invest in specialty care facilities. We diversify our investment portfolio by operator and geographic location.

In determining whether to invest in a facility, we focus on the following: (a) the experience of the management team; (b) the historical and projected financial and operational performance of the facility; (c) the credit of the tenant or borrower; (d) the security for the lease or loan; and (e) the capital committed to the facility by the tenant or borrower. We conduct market research and analysis for all potential investments. In addition, we review the value of all facilities, the interest rates and debt service coverage requirements of any debt to be assumed and the anticipated sources for repayment of any debt.

Our investments are primarily operating leases and mortgage loans. Construction financing is provided, but only as a part of a long-term operating lease or mortgage loan. Substantially all of our investments are designed with escalating rate structures. Depending upon market conditions, we believe that appropriate new investments will be available in the future with substantially the same spreads over our costs of capital.

Operating leases and mortgage loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and mortgage loans are generally cross-defaulted and cross-collateralized with other mortgage loans, operating leases or agreements between the Company and the operator and its affiliates.

At December 31, 2002, 88% of our owned real property was subject to master leases. A master lease is a lease of multiple facilities from us to one tenant entity under a single lease agreement. From time to time, we may acquire additional facilities that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the facilities or to renew the lease only with respect to all leased facilities at the same time. This "bundling" feature benefits us because the tenant cannot limit the purchase or renewal to the better performing facilities and terminate the leasing arrangement with respect to the poorer performing facilities. This spreads our risk among the entire group of facilities within the master lease. The bundling feature may provide a similar advantage if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject each of its leases. It is our intent that a tenant who is in bankruptcy would be required to assume or reject the master lease as a whole, rather than making the decision on a facility by facility basis.

We typically invest in or finance up to 90% of the appraised value of a property. Economic terms normally include annual rate increases and fair market value based purchase options in operating leases.

We monitor our investments through a variety of methods determined by the type of health care facility and operator. Our monitoring process includes review of monthly financial statements for each facility, quarterly review of operator credit, annual facility inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze facility-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks.

Through monitoring and research, we evaluate the operating environment in each facility's market to determine whether payment risk is likely to increase. When we identify unacceptable levels of payment risk, we seek to mitigate, eliminate or transfer the risk. We typically categorize the risk as operator, facility or market risk. For operator risk, we typically find a substitute operator to run the facility. For facility risk, we usually work with the operator to institute facility level management changes to address the risk. Finally, for market risk, we often encourage an operator to change its capital structure, including refinancing or raising additional equity. Through these monitoring and research efforts, we are typically able to intervene at an early stage and address payment risk.

OPERATING LEASES

Each facility, which includes the land, buildings, improvements and related rights, owned by us is leased to an operator pursuant to a long-term operating lease. As discussed above, most of our leased properties are subject to master leases. The leases generally have a fixed term of 10 to 15 years and contain one or more five to 10-year renewal options. Each lease is a net lease requiring the tenant to pay rent and all additional charges incurred in the operation of the leased property. The tenants are required to repair, rebuild and maintain the leased properties.

The net value of our completed leased properties aggregated approximately $1,286,985,000 at December 31, 2002. The straight-line rents on the original lease basis of our completed leased properties are approximately 11.9% per annum on average at December 31, 2002. Our rental yield from leases depends upon a number of factors, including the initial rent charged, up-front fees and any rental adjustments. The base rents for the renewal periods are generally fixed rents set at a spread above the Treasury yield for the corresponding period.

We currently provide for construction of a facility by the tenant as a part of a long-term operating lease. We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a commitment fee at the commencement of construction. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable facility or the end of a specified period, generally 12 to 18 months. During the construction period, we purchase completed construction from the operator in accordance with agreed upon terms and conditions which require, among other things, a site visit by a Company representative. During the construction period, we generally require additional credit enhancement in the form of payment and performance bonds and/or completion guaranties. At December 31, 2002, we had outstanding construction financings of $19,833,000 for leased properties and were committed to providing additional financing of approximately $42,885,000 to complete construction.

MORTGAGE LOANS

Our investments in mortgage loans are typically structured to provide us with interest income, principal amortization and commitment fees and are generally secured by a first mortgage lien.

At December 31, 2002, the average interest rate was approximately 11.9% per annum on our outstanding mortgage loan balances. Our yield on mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan and any interest rate adjustments.

The mortgage loans made through December 31, 2002 are generally subject to seven to 10-year terms with 25-year amortization schedules that provide for a balloon payment of the outstanding principal balance at the end of the term. Generally, the mortgage loans provide five to seven years of prepayment protection.

SUBDEBT INVESTMENTS

Subdebt investments are unsecured loans made to operators of facilities. Generally, these instruments are for five to seven-year terms. At December 31, 2002, the average interest rate was approximately 13.4% per annum on our outstanding subdebt investment balances. At December 31, 2002, we had provided subdebt financing to four operators.

EQUITY INVESTMENTS

We have an investment in Atlantic Healthcare Finance L.P., a property group that specializes in the financing, through sale and leaseback transactions, of nursing and care homes located in the United Kingdom. This investment is accounted for under the equity method of accounting because we have the ability to exercise significant influence, but not control, over the company due to our 31% ownership interest.

Other equity investments, which consist of investments in private and public companies for which we do not have the ability to exercise influence, are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. For investments in public companies that have readily determinable fair market values, we classify our equity investments as available-for-sale and, accordingly, record these investments at their fair market values with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders' equity. These investments represent a minimal ownership interest in these companies.

BORROWING POLICIES

We may incur long-term indebtedness through public offerings or private placements to institutional investors. For short-term purposes, we may, from time to time, obtain lines of credit or other short-term borrowings from banks or others.

When terms are deemed favorable, we may invest in properties subject to existing mortgage indebtedness. In addition, we may obtain financing for unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis.

Under documents pertaining to existing indebtedness, we are subject to various restrictions with respect to secured and unsecured indebtedness.

MAJOR OPERATORS

The following table summarizes certain information about our operator concentration as of December 31, 2002 (dollars in thousands):

                                           Number of       Total         Percent of
Concentration by investment:              Facilities   Investment(1)   Investment(2)
                                         ------------  -------------   -------------

  Commonwealth Communities L.L.C                   14   $    195,552             13%
  Merrill Gardens L.L.C                            18        137,094              9%
  Life Care Centers of America, Inc.               17        119,054              8%
  Home Quality Management, Inc.                    19        116,664              8%
  Alterra Healthcare Corp.                         45        106,319              7%
  Remaining Operators                             131        862,574             55%
                                         ------------   ------------   ------------
  Total                                           244   $  1,537,257            100%
                                         ============   ============   ============

                                           Number of        Total       Percent of
Concentration by revenue:                 Facilities     Revenues(3)    Revenue(4)
                                         ------------   ------------   ------------
  Merrill Gardens L.L.C                            18   $     16,271             10%
  Commonwealth Communities L.L.C                   14         15,987             10%
  Alterra Healthcare Corp.                         45         14,207              9%
  Home Quality Management, Inc.                    19         13,948              8%
  Life Care Centers of America, Inc.               17         10,548              6%
  Remaining Operators                             131         95,920             57%
                                         ------------   ------------   ------------
  Total                                           244   $    166,881            100%
                                         ============   ============   ============

----------

(1) Investments include real estate investments and credit enhancements which amounted to $1,529,412,000 and $7,845,000, respectively.

(2) Investments with our top five operators comprised 42% of total investments at December 31, 2001.

(3) Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2002.

(4) Revenues from our top five operators were 40% and 38% for the years ended December 31, 2001 and 2000, respectively.

COMPETITION

We compete with other real estate investment trusts, real estate partnerships, banks, insurance companies, finance companies, government sponsored agencies, tax and tax-exempt bond funds and other investors in the acquisition, leasing and financing of health care facilities. The operators of our facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients and residents based on a number of factors including quality of care, reputation, physical appearance of facilities, services offered, family preferences, physicians, staff and price.

EMPLOYEES

As of December 31, 2002, we employed 30 full-time employees.

CERTAIN GOVERNMENT REGULATIONS

HEALTH LAW MATTERS - GENERALLY

We invest in assisted living, skilled nursing and specialty care facilities, which represent approximately 57%, 35% and 8%, respectively, of our investments at December 31, 2002.

Typically, operators of assisted living facilities do not receive significant funding from governmental programs and are regulated by the states, not the federal government. Operators of skilled nursing and specialty care facilities are subject to federal and state laws that relate to the quality of the medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapy), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, distribution of pharmaceuticals, reimbursement and rate setting and operating policies. In addition, as described below, some of our facility operators are subject to extensive laws and regulations pertaining to health care fraud and abuse, including kickbacks, physician self-referrals and false claims.

LICENSING

The primary regulations that affect assisted living facilities are the states' licensing laws. In granting and renewing these licenses, the regulatory authorities consider numerous factors that relate directly to a facility's physical plant and operations, including, but not limited to, admission and discharge standards and staffing and training in general. A decision to grant or renew a license is also affected by a facility's record with respect to consumer rights and medication guidelines and rules.

Generally, our skilled nursing and specialty care facilities are required to be licensed on an annual or bi-annual basis and to be certified for participation in the Medicare and Medicaid programs through various regulatory agencies that determine compliance with federal, state and local laws. The failure of our facility operators to maintain or renew any required license or regulatory approval could prevent them from continuing operations at a property. In addition, if a facility is found out of compliance with the conditions of participation in Medicare, Medicaid or other health care programs, or if a facility is otherwise excluded from those programs, the facility may be barred from participation in government health insurance programs. Any of these occurrences may impair the ability of our operators to meet their obligations to us. If we have to replace a facility operator, our ability to replace the operator may be affected by federal and state rules and policies governing changes in control. Under current Medicare and Medicaid rules and regulations and provider contracts, a successor operator that assumes an existing provider agreement will typically be subject to certain liabilities of the previous operator, including overpayments, underpayments, terms under any existing plan of correction and possibly sanctions and penalties. If a successor operator chooses to apply for a new Medicare provider agreement, the successor operator may experience interruptions and delays in reimbursement during the processing of its application for a new provider agreement. This may result in delays, an inability to find a replacement operator, a significant working capital commitment from us to a new operator or other difficulties.

REIMBURSEMENT

Assisted Living Facilities. Almost all of the revenues received by the operators of our assisted living facilities are from private pay sources (including Social Security) with a small amount from Medicaid waiver programs. Approximately 63% of our revenues for the year ended December 31, 2002, were attributable to assisted living facilities. At December 31, 2002, only six of our 27 assisted living operators utilized Medicaid waivers, and Medicaid residents are generally a small percentage of total census at each of these facilities.

Rates paid by self-pay residents are set by the facilities and are largely determined by local market conditions and operating costs. Generally, facilities receive a higher payment per day for a self-pay or private insurance patient than for a Medicaid beneficiary who requires a comparable level of care. Thus, the revenues generated by operators of our assisted living facilities may be adversely affected by the mix of the patients, their payment sources, the acuity level of care required and reductions in reimbursement levels which could in turn have a material adverse effect on an operators' ability to meet their obligations to us.

Most states have Medicaid waiver programs that allow Medicaid recipients to use benefits for alternatives to skilled nursing such as assisted living. The National Academy for State Health Policy reports that Medicaid waiver programs served about 102,000 residents in assisted living or residential care settings in 2002. The level of reimbursement varies significantly from state to state, but rarely includes reimbursement for the rental portion of the monthly rate. In addition, some operators are hesitant to accept Medicaid residents because participation in the waiver program often entails increased state oversight and regulatory requirements.

Skilled Nursing Facilities and Specialty Care Facilities. Skilled nursing and specialty care facilities typically receive most of their revenues from Medicare and Medicaid, with the balance representing private pay, including private insurance. Consequently, skilled nursing and specialty care facilities rely heavily on government reimbursement of capital and operating expenses. Changes in federal or state reimbursement policies, including changes in payment rates as a result of federal or state regulatory action, or delays by fiscal intermediaries may also adversely affect an operator's ability to cover its expenses. Skilled nursing and specialty care facilities are subject to periodic pre- and post-payment reviews and other audits by federal and state authorities. A review or audit of claims against a facility operator could result in recoupments, denials or delays of payments in the future, which could have a material adverse effect on the operator's ability to meet its obligations to us. Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our facility operators for potential adjustments to reimbursements for payor settlements. Due to budgetary constraints, governmental payors often limit payments to skilled nursing and specialty care facilities. As a result of government reimbursement programs being subject to such budgetary pressures and legislative and administrative actions, an operator's ability to meet its obligations to us may be significantly impaired.

Medicare Reimbursement and Skilled Nursing Facilities. For the third quarter ended September 30, 2002, approximately 15% of the revenue sources from our skilled nursing facilities (which comprised 33% of our revenues for the year ended December 31, 2002) were directly attributable to Medicare reimbursement. In an effort to reduce federal spending on health care, the federal government enacted the Balanced Budget Act of 1997 which contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected payments under these programs. The Balanced Budget Act of 1997 fundamentally altered Medicare payment methodologies for skilled nursing facilities by mandating the institution of the skilled nursing facility prospective payment system. This system differs significantly from the prior cost based reimbursement system. Among other things, it sets per diem rates based on 1995 cost reports as adjusted by a variety of factors, including, but not limited to, costs associated with 44 patient utilization group categories. The payments received under the skilled nursing facility prospective payment system cover services for Medicare patients, including all ancillary services (such as respiratory, physical, and occupational therapy) and certain covered medications. The skilled nursing facility prospective payment system caused Medicare spending for skilled nursing facility services to decrease and those reductions in Medicare payments resulted in immediate financial difficulties thereby causing a number of skilled nursing facility operators to seek bankruptcy protection.

Since the Balanced Budget Act's passage in 1997, the federal government has taken steps to ameliorate the financial impact on affected providers. For example, under the Balanced Budget Refinement Act and the Benefits Improvement and Patient Protection Act of 2000, some of the mandatory reductions in Medicare payment increases were reversed or delayed, and skilled nursing facilities received temporary per diem payment increases for certain high cost patients. However, the relief prescribed by these laws, rules and regulations expired as of September 30, 2002.

The Medicare program announced in July 2002 that skilled nursing facilities would receive a 2.6% increase in Medicare payments for federal fiscal year 2003 (resulting in nearly $400 million more in overall reimbursement) and that no refinements would be made to the existing case-mix classification system for fiscal year 2003. The expectation that skilled nursing facilities will continue to receive an estimated $1 billion in temporary add-on payments until federal fiscal year 2004 will be offset, however, by the expiration of other temporary add-on payments previously provided by the Balanced Budget Refinement Act and the Benefits Improvement and Patient Protection Act of 2000. The loss of these temporary add-on payments will result in an overall decrease in federal fiscal year 2003 payments as compared to fiscal year 2002 payments. Additionally, it is unclear how potential case-mix refinements, if eventually implemented, may impact Medicare reimbursement to skilled nursing facility operators. Thus, despite some temporary payment relief, the skilled nursing facility prospective payment system has resulted, and will likely continue to result, in reduced reimbursement for operators of skilled nursing facilities as compared to prior years.

Medicare Reimbursement and Specialty Care Facilities. For the third quarter ended September 30, 2002, approximately 33% of the revenue sources from our specialty care facilities (which comprised 4% of our revenues for the year ended December 31, 2002) were directly attributable to Medicare. Some of these facilities are acute care hospitals that provide a wide range of inpatient and outpatient services, including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Other of these facilities are long-term acute care hospitals that provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Some of our other specialty care facilities provide specialized inpatient and outpatient services for specific illnesses or diseases, including, among others, orthopedic, neurosurgical and behavioral care services.

Hospitals are reimbursed by Medicare under prospective payment system reimbursement methodologies. Reimbursement for these facilities is determined on the basis of fixed, prospective rates. In some cases, a hospital might be able to qualify for an outlier payment if the hospital's charges exceed a threshold. The Center for Medicare and Medicaid Services is re-evaluating its outlier methodology in response to allegations that some hospitals increased their outlier reimbursement by substantially increasing charges. If any of the operators of our specialty care facilities were found to have substantially increased charges in an attempt to increase outlier payments, there is a risk that such operators could be investigated and required to refund a portion of outlier payments received plus possible penalties.

Congress has limited increases in prospective payment system payments. These limited increases may not be sufficient to cover specialty care facilities' increasing costs of providing care. Failure to increase reimbursement to cover increased costs, or reductions or freezes in payment rates, will have an adverse impact on operators of our specialty care facilities.

The inpatient rehabilitation facilities are in the midst of fundamental changes in how they are reimbursed by Medicare. These facilities had been reimbursed on the basis of reasonable costs. However these facilities are now being reimbursed on the basis of a new prospective payment system for inpatient rehabilitation facilities, including freestanding rehabilitation hospitals and rehabilitation units of acute care hospitals. Under the inpatient rehabilitation facility prospective payment system, rehabilitation hospitals beginning in January 2002 were required to complete a patient assessment instrument upon admission and discharge for all Medicare Part A fee-for-service patients. Each patient is placed into a functional-related group on the basis of impairment, age, co-morbidities, functional capability of the patient and other factors the Medicare program deems appropriate to improve the explanatory power of functional independence measure function related groups. The group determines the base payment rate for the Medicare-covered Part A services furnished by the inpatient rehabilitation facility during the beneficiary's episode of care. Inpatient rehabilitation facility prospective payment system rates encompass the inpatient capital costs and operating costs, including routine and ancillary costs, of furnishing covered rehabilitation services. Other indirect operating costs (including, among other things, bad debts, approved educational activities and non-physician anesthetist's services) are not included.

The ability of our operators of inpatient rehabilitation facilities to adjust to the shift from reasonable cost reimbursement to the prospective payment system will impact the cash flow of these facilities. Failure to control costs or manage the care provided under the inpatient rehabilitation facility prospective payment system would have an adverse impact on our operators' ability to meet their obligations to us.

Medicaid Reimbursement. Medicaid, a cooperative federal/state program providing health coverage for the indigent, is the primary payor source for residents in our skilled nursing and specialty care facilities. For the third quarter ended September 30, 2002, approximately 65% of the revenues of our skilled nursing facilities and 53% of the revenues of our specialty care facilities were attributable to Medicaid payments. The federal government and the states share responsibility for financing Medicaid. The federal matching rate, known as the federal Medicaid assistance percentage, varies by state based on changes in per capita income. Currently, many state Medicaid programs use a cost-based reimbursement system in which the rate that a facility receives may be based on the costs it historically incurred in providing patient care. Many of these programs compute a per diem rate of reimbursement that is applied prospectively. Certain states provide for efficiency incentives, subject to cost ceilings. Reasonable costs typically include allowances for administrative and general costs and costs of property and equipment (e.g., depreciation and fair rental). Many of these programs are subject to retrospective adjustment under which a facility operator might be required to refund payments that exceed incurred costs.

States are facing increasingly difficult fiscal conditions. Personal income and corporate tax revenues are declining due to the downturn in the economy. The weak economy also strains social service programs because Medicaid is means-tested and more people qualify for assistance as incomes fall. Further, the population continues to age regardless of economic conditions and health care costs, particularly for prescription drugs, continue to increase above the rate of inflation. Therefore, the demands under the Medicaid system are increasing during a period when the pressure is mounting to cut state expenditures in order to balance budgets. Medicaid is typically the second largest item in state budgets after elementary and secondary education. In most states, Medicaid does not fully reimburse the cost of providing skilled nursing services. Furthermore, the Balanced Budget Act of 1997 repealed the Boren Amendment which required states to fund Medicaid expenditures in an amount that would allow operators to provide care in conformity with applicable laws and safety standards. Consequently, Medicaid funding is vulnerable to state balanced budget requirements. The federal Medicaid assistance percentage, although designed to change in relation to changes in a state's per capita income, lags the state's changing economic conditions. Consequently, states may be forced to decrease Medicaid expenditures or slow the rate of growth by freezing rates or restricting eligibility. Budget shortfall projections are inexact estimates that are ultimately determined by actual tax collections. Nonetheless, the scale and scope of the current shortfalls as reported by the National Conference of State Legislatures make it clear that many states will be forced to reduce spending in order to balance their budgets for fiscal year 2003.

The reimbursement methodologies applied to health care facilities continue to evolve. Federal and state authorities have considered and may seek to implement new or modified reimbursement methodologies that may negatively impact health care facility operations. These changes, if implemented, may result in a material adverse effect on our skilled nursing and specialty care facility operations. No assurance can be given that current revenue sources or levels will be maintained. Accordingly, there can be no assurance that payments under a government reimbursement program are currently or will, in the future, be sufficient to fully reimburse the facility operators for their operating and capital expenses. As a result, the operators' ability to meet their obligations to us could be adversely impacted.

OTHER RELATED LAWS

Skilled nursing and specialty care facilities (and assisted living facilities that receive Medicaid payments) are subject to federal, state and local laws and regulations (including those laws and regulations prohibiting fraud and abuse), which govern the operations and financial and other arrangements that may be entered into by health care providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by governmental programs. Other laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Still other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed facility and the quality of care provided. Sanctions for violation of these laws and regulations may include, but are not limited to, criminal and/or civil penalties and fines and a loss of licensure and immediate termination of governmental payments. In certain circumstances, violation of certain rules (such as those prohibiting abusive and fraudulent behavior) with respect to one facility may subject other facilities under common control or ownership to sanctions, including disqualification from participation in the Medicare and Medicaid programs. In the ordinary course of its business, a facility operator is regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations.

Each skilled nursing and specialty care facility (and any assisted living facility that receives Medicaid payments) is subject to the federal anti-kickback statute which generally prohibits persons from offering, providing, soliciting or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service, for which payment may be made under a federal health care program such as the Medicare and Medicaid programs. Skilled nursing and specialty care facilities are also subject to the federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs. Further, skilled nursing and specialty care facilities (and assisted living facilities that receive Medicaid payments) are subject to substantial financial penalties under the Civil Monetary Penalties Act and the False Claims Act and, in particular, actions under the False Claims Act's "whistleblower" provisions. Private enforcement of health care fraud has increased due in large part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients and nurses and other employees. These actions could have a material adverse effect on a facility operator's liquidity, financial condition and results of operations which could adversely affect the ability of the operator to meet its obligations to us. Finally, various state false claim and anti-kickback laws also may apply to each facility operator. Violation of any of these statutes can result in criminal and/or civil penalties that could have a material adverse effect on the ability of an operator to meet its obligations to us.

The Health Insurance Portability and Accountability Act of 1996, which became effective January 1, 1997, greatly expanded the definition of health care fraud and related offenses and broadened its scope to include private health care plans in addition to government payors. This law also greatly increased funding for the Department of Justice, Federal Bureau of Investigation and the Office of the Inspector General of the Department of Health and Human Services to audit, investigate and prosecute suspected health care fraud. Additionally, the administrative simplification provisions of this law provide for communication of health information through standard electronic transaction formats and for the privacy and security of health information. In order to comply with the regulations, health care providers must undergo significant operational and technical changes, and these modifications may represent significant costs for our health care providers. These additional costs may, in turn, adversely affect the ability of our operators to meet their obligations to us.

Finally, government investigation and enforcement of health care laws has increased dramatically over the past several years and is expected to continue. Some of these enforcement actions represent novel legal theories and expansions in the application of false claims laws. For example, there have been a number of complaints filed and settlements entered into by the United States Attorneys Office in the Eastern District of Pennsylvania alleging that the failure to meet certain conditions of participation renders claims for care false on the theory that inadequate care was provided. The costs for an operator of a health care facility associated with both defending enforcement actions and the undertakings in settlement agreements can be substantial and could have a material adverse effect on the ability of an operator to meet its obligations to us.

TAXATION

FEDERAL INCOME TAX CONSEQUENCES

The following summary of the taxation of the Company and the material federal tax consequences to the holders of our stock is for general information only and is not tax advice. The tax treatment of our stockholders will depend on a stockholder's particular situation, and this summary only applies to stockholders that hold their stock as capital assets. This discussion does not deal with special tax situations applicable to insurance companies, financial institutions or broker-dealers.

This summary does not discuss all of the aspects of U.S. federal income taxation that may be relevant to you in light of your particular investment or other circumstances. In addition, this summary does not discuss any state or local income taxation or foreign income taxation or other tax consequences. This summary is based on current U.S. federal income tax law. Subsequent developments in U.S. federal income tax law, including changes in law or differing interpretations, which may be applied retroactively, could have a material effect on the U.S. federal income tax consequences of purchasing, owning and disposing of our stock as set forth in this summary. Before you purchase our stock, you should consult your own tax advisor regarding the particular U.S. federal, state, local, foreign and other tax consequences of acquiring, owning, and selling of our stock.

General

We elected to be taxed as a real estate investment trust (or REIT) commencing with our first fiscal year. We intend to remain qualified as a REIT, but there is no guarantee that we will qualify or remain qualified as a REIT for subsequent years. Qualification and taxation as a REIT depends upon our ability to meet a variety of qualification tests imposed under federal income tax law with respect to our income, assets, distribution level and diversity of share ownership as discussed below under "--Qualification as a REIT."

In any year in which we qualify as a REIT, in general, we will not be subject to federal income tax on that portion of our REIT taxable income or capital gain that is distributed to stockholders. We may, however, be subject to tax at normal corporate rates on any taxable income or capital gain not distributed. If we elect to retain and pay income tax on our net long-term capital gain, stockholders are required to include their proportionate share of our undistributed long-term capital gain in income, but they will receive a refundable credit for their share of any taxes paid by us on a gain.

Despite the REIT election, we may be subject to federal income and excise tax as follows:

    [ ] To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our "REIT taxable income," as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates.

    [ ] We may be subject to the "alternative minimum tax" on certain items of tax preference to the extent that this tax exceeds our regular tax;

    [ ] If we have net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we will be subject to tax at the highest corporate rate on this income;

    [ ] Any net income from prohibited transactions (which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than dispositions of foreclosure property and dispositions of property due to an involuntary conversion) will be subject to a 100% tax;

    [ ] If we fail to satisfy either the 75% or 95% gross income tests (as discussed below), but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a 100% tax on an amount equal to (1) the gross income attributable to the greater of the amounts by which we failed the 75% or 95% test, multiplied by (2) a fraction intended to reflect our profitability;

    [ ] If we fail to distribute during each year at least the sum of (1) 85% of our REIT ordinary income for the year, (2) 95% of our REIT capital gain net income for the year (other than capital gain that we elect to retain and pay tax on) and (3) any undistributed taxable income from preceding periods, we will be subject to a 4% excise tax on the excess of the required distribution over amounts actually distributed; and

    [ ] We will also be subject to a tax of 100% on the amount of any rents from real property, deductions or excess interest paid to us by any of our "taxable REIT subsidiaries" that would be reduced through reapportionment under certain federal income tax principles in order to more clearly reflect income of the taxable REIT subsidiary. See "--Other Tax Considerations--Investments in Taxable REIT Subsidiaries."

If we acquire any assets from a corporation which is or has been a "C" corporation in a carryover basis transaction, we could be liable for specified liabilities that are inherited from the "C" corporation. A "C" corporation is generally defined as a corporation that is required to pay full corporate level federal income tax. If we recognize gain on the disposition of the assets during the 10-year period beginning on the date on which the assets were acquired by us, then to the extent of the assets' "built-in gain" (i.e., the excess of the fair market value of the asset over the adjusted basis in the asset, in each case determined as of the beginning of the 10-year period), we will be subject to tax on the gain at the highest regular corporate rate applicable. The results described in this paragraph with respect to the recognition of built-in gain assume that the built-in gain assets, at the time the built-in gain assets were subject to a conversion transaction where a "C" corporation elected REIT status or a REIT acquired the assets from a "C" corporation, were not treated as sold to an unrelated party and gain recognized.

Qualification as a REIT

A REIT is defined as a corporation, trust or association:

     (1)  which is managed by one or more trustees or directors;

     (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

     (3) which would be taxable as a domestic corporation but for the federal income tax law relating to REITs;

     (4)  which is neither a financial institution nor an insurance company;

     (5) the beneficial ownership of which is held by 100 or more persons in each taxable year of the REIT except for its first taxable year;

     (6) not more than 50% in value of the outstanding stock of which is owned during the last half of each taxable year, excluding its first taxable year, directly or indirectly, by or for five or fewer individuals (which includes certain entities) (the "Five or Fewer Requirement"); and

     (7)  which meets certain income and asset tests described below.

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

Based on publicly available information, we believe we have satisfied the share ownership requirements set forth in (5) and (6) above. In addition, our Amended and Restated By-Laws provide for restrictions regarding ownership and transfer of shares. These restrictions are intended to assist us in continuing to satisfy the share ownership requirements described in (5) and (6) above. These ownership and transfer restrictions are described in Article VI of our Amended and Restated By-Laws. These restrictions, however, may not ensure that we will, in all cases, be able to satisfy the share ownership requirements described in (5) and (6) above.

We have complied with, and will continue to comply with, regulatory rules to send annual letters to certain of our stockholders requesting information regarding the actual ownership of our stock. If despite sending the annual letters, we do not know, or after exercising reasonable diligence would not have known, whether we failed to meet the Five or Fewer Requirement, we will be treated as having met the Five or Fewer Requirement. If we fail to comply with these regulatory rules, we will be subject to a monetary penalty. If our failure to comply was due to intentional disregard of the requirement, the penalty would be increased. However, if our failure to comply was due to reasonable cause and not willful neglect, no penalty would be imposed.

We may own a number of properties through wholly owned subsidiaries. A corporation will qualify as a "qualified REIT subsidiary" if 100% of its stock is owned by a REIT and the REIT does not elect to treat the subsidiary as a taxable REIT subsidiary. A "qualified REIT subsidiary" will not be treated as a separate corporation, and all assets, liabilities and items of income, deductions and credits of a "qualified REIT subsidiary" will be treated as assets, liabilities and items (as the case may be) of the REIT. A "qualified REIT subsidiary" is not subject to federal income tax, and our ownership of the voting stock of a qualified REIT subsidiary will not violate the restrictions against ownership of securities of any one issuer which constitute more than 10% of the value or total voting power of the issuer or more than 5% of the value of our total assets, as described below under "--Asset Tests."

If we invest in a partnership, a limited liability company or a trust taxed as a partnership or as a disregarded entity, we will be deemed to own a proportionate share of the partnership's, limited liability company's or trust's assets. Likewise, we will be treated as receiving our share of the income and loss of the partnership, limited liability company or trust, and the gross income will retain the same character in our hands as it has in the hands of the partnership, limited liability company or trust. These "look-through" rules apply for purposes of the income tests and assets tests described below.

Income Tests. There are two separate percentage tests relating to our sources of gross income that we must satisfy for each taxable year.

     [ ] At least 75% of our gross income (excluding gross income from certain sales of property held primarily for sale) must be directly or indirectly derived each taxable year from "rents from real property," other income from investments relating to real property or mortgages on real property or certain income from qualified temporary investments.

     [ ] At least 95% of our gross income (excluding gross income from certain sales of property held primarily for sale) must be directly or indirectly derived each taxable year from any of the sources qualifying for the 75% test and from dividends (including dividends from taxable REIT subsidiaries), interest, gain from the sale or disposition of stock securities and payments to us under an interest rate swap, cap agreement, option, futures contract, forward rate agreement or any similar financial instrument entered into by us to hedge indebtedness incurred or to be incurred.

Rents received by us will qualify as "rents from real property" for purposes of satisfying the gross income tests for a REIT only if several conditions are met:

     [ ] The amount of rent must not be based in whole or in part on the income or profits of any person, although rents generally will not be excluded merely because they are based on a fixed percentage or percentages of receipts or sales.

     [ ] Rents received from a tenant will not qualify as rents from real property if the REIT, or an owner of 10% or more of the REIT, also directly or constructively owns 10% or more of the tenant, unless the tenant is our taxable REIT subsidiary and certain other requirements are met with respect to the real property being rented.

     [ ] If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to the personal property will not qualify as "rents from real property."

     [ ] For rents to qualify as rents from real property, we generally must not furnish or render services to tenants, other than through a taxable REIT subsidiary or an "independent contractor" from whom we derive no income, except that we may directly provide services that are "usually or customarily rendered" in the geographic area in which the property is located in connection with the rental of real property for occupancy only, or are not otherwise considered "rendered to the occupant for his convenience."

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

The term "interest" generally does not include any amount if the determination of the amount depends in whole or in part on the income or profits of any person, although an amount generally will not be excluded from the term "interest" solely by reason of being based on a fixed percentage of receipts or sales.

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for the year if we are eligible for relief. These relief provisions will be generally available if:

     [ ] Our failure to meet the tests was due to reasonable cause and not due to willful neglect,

     [ ]  We attach a schedule of the sources of our income to our return; and

     [ ] Any incorrect information on the schedule was not due to fraud with intent to evade tax.

It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions. If these relief provisions apply, a 100% tax is imposed on an amount equal to (a) the gross income attributable to the greater of the amount by which we failed the 75% or 95% test, multiplied by (b) a fraction intended to reflect our profitability.

Asset Tests. At the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets determined in accordance with generally accepted accounting principles. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of our operation), government securities and qualified temporary investments. Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote or value of the outstanding securities of any issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary (the "10% vote and value test"). Further, no more than 20% of the total assets may be represented by securities of one or more taxable REIT subsidiaries and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary. Each of the 10% vote and value test and the 20% and 5% asset tests must be satisfied at the end of any quarter. There are special rules which provide relief if the value related tests are not satisfied due to changes in the value of the assets of a REIT.

Investments in Taxable REIT Subsidiaries

For taxable years beginning after December 31, 2000, REITs may own more than 10% of the voting power and value of securities in taxable REIT subsidiaries. We and any taxable corporate entity in which we own an interest are allowed to jointly elect to treat the entity as a "taxable REIT subsidiary."

One of our subsidiaries has elected to be treated as a taxable REIT subsidiary. Taxable REIT subsidiaries are subject to full corporate level federal taxation on their earnings but are permitted to engage in certain types of activities which cannot be performed directly by REITs without jeopardizing their REIT status. Our taxable REIT subsidiary will attempt to minimize the amount of these taxes, but there can be no assurance whether or the extent to which measures taken to minimize taxes will be successful. To the extent our taxable REIT subsidiary is required to pay federal, state or local taxes, the cash available for distribution as dividends to us from our taxable REIT subsidiary will be reduced.

The amount of interest on related-party debt that a taxable REIT subsidiary may deduct is limited. Further, a 100% tax applies to any interest payments by a taxable REIT subsidiary to its affiliated REIT to the extent the interest rate is not commercially reasonable. A taxable REIT subsidiary is permitted to deduct interest payments to unrelated parties without any of these restrictions.

The Internal Revenue Service may reallocate costs between a REIT and its taxable REIT subsidiary where there is a lack of arms'-length dealing between the parties. Any deductible expenses allocated away from a taxable REIT subsidiary would increase its tax liability. Further, any amount by which a REIT understates its deductions and overstates those of its taxable REIT subsidiary will, subject to certain exceptions, be subject to a 100% tax.

Additional taxable REIT subsidiary elections may be made in the future for additional entities in which we own an interest.

Annual Distribution Requirements. We are, in order to avoid being taxed as a regular corporation, required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (B) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after the declaration. The amount distributed must not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our "REIT taxable income," as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates. Finally, as discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We intend to make timely distributions sufficient to satisfy these annual distribution requirements.

It is possible that we, from time to time, may not have sufficient cash or other liquid assets to meet the 90% distribution requirement, or to distribute the greater amount as may be necessary to avoid income and excise taxation, due to, among other things, (a) timing differences between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of income and deduction of expenses in arriving at our taxable income, or (b) the payment of severance benefits that may not be deductible to us. In the event that timing differences occur, we may find it necessary to arrange for borrowings or, if possible, pay dividends in the form of taxable stock dividends in order to meet the distribution requirement.

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

Failure to Qualify as a Real Estate Investment Trust

If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible nor will any particular amount of distributions be required to be made in any year. All distributions to stockholders will be taxable as ordinary income to the extent of current and accumulated earnings and profits allocable to these distributions and, subject to certain limitations, will be eligible for the dividends received deduction for corporate stockholders. Unless entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to statutory relief. Failure to qualify for even one year could result in our need to incur indebtedness or liquidate investments in order to pay potentially significant resulting tax liabilities.

Federal Income Taxation of Stockholders

Treatment of Taxable U.S. Stockholders. The following summary applies to you only if you are a "U.S. stockholder". A "U.S. stockholder" is a stockholder of shares of stock who, for United States federal income tax purposes, is:

     [ ]  a citizen or resident of the United States;

     [ ] a corporation, partnership or other entity created or organized in or under the laws of the United States or of any state or in the District of Columbia, unless, in the case of a partnership, Treasury Regulations provide otherwise;

     [ ] an estate the income of which is subject to United States federal income taxation regardless of its source; or

     [ ] a trust whose administration is subject to the primary supervision of a United States court and which has one or more United States persons who have the authority to control all substantial decisions of the trust.

So long as we qualify for taxation as a REIT, distributions on shares of our stock made out of the current or accumulated earnings and profits allocable to these distributions (and not designated as capital gain dividends) will be includable as ordinary income for federal income tax purposes. None of these distributions will be eligible for the dividends received deduction for U.S. corporate stockholders.

Distributions that are designated as capital gain dividends will be taxed as long-term capital gains (to the extent they do not exceed our actual net capital gain for the taxable year), without regard to the period for which you held our stock. However, if you are a corporation, you may be required to treat a portion of some capital gain dividends as ordinary income.

If we elect to retain and pay income tax on any net long-term capital gain, you would include in income, as long-term capital gain, your proportionate share of this net long-term capital gain. You would also receive a refundable tax credit for your proportionate share of the tax paid by us on these retained capital gains and you would have an increase in the basis of your shares of our stock in an amount equal to your includable capital gains less your share of the tax deemed paid.

You may not include in your federal income tax return any of our net operating losses or capital losses. Federal income tax rules may also require that certain minimum tax adjustments and preferences be apportioned to you. In addition, any distribution declared by us in October, November or December of any year on a specified date in any such month shall be treated as both paid by us and received by you on December 31 of that year, provided that the distribution is actually paid by us no later than January 31 of the following year.

We will be treated as having sufficient earnings and profits to treat as a dividend any distribution up to the amount required to be distributed in order to avoid imposition of the 4% excise tax discussed under "--General" and "--Qualification as a REIT - Annual Distribution Requirements" above. As a result, you may be required to treat as taxable dividends certain distributions that would otherwise result in a tax-free return of capital. Moreover, any "deficiency dividend" will be treated as a dividend (an ordinary dividend or a capital gain dividend, as the case may be), regardless of our earnings and profits. Any other distributions in excess of current or accumulated earnings and profits will not be taxable to you to the extent these distributions do not exceed the adjusted basis of your shares of our stock. You will be required to reduce the tax basis of your shares of our stock by the amount of these distributions until the basis has been reduced to zero, after which these distributions will be taxable as capital gain, if the shares of our stock are held as a capital asset. The tax basis as so reduced will be used in computing the capital gain or loss, if any, realized upon sale of the shares of our stock. Any loss upon a sale or exchange of shares of our stock which were held for six months or less (after application of certain holding period rules) will generally be treated as a long-term capital loss to the extent you previously received capital gain distributions with respect to these shares of our stock.

Upon the sale or exchange of any shares of our stock to or with a person other than us or a sale or exchange of all shares of our stock (whether actually or constructively owned) with us, you will generally recognize capital gain or loss equal to the difference between the amount realized on the sale or exchange and your adjusted tax basis in these shares of our stock. This gain will be capital gain if you held these shares of our stock as a capital asset.

Gain from the sale or exchange of our shares held for more than one year is taxed at a maximum long-term capital gain rate, which is currently 20%. Some taxpayers may be eligible for a lower long-term capital gain rate if our shares are acquired after December 31, 2000, and held for at least five years. Pursuant to Internal Revenue Service guidance, we may classify portions of our capital gain dividends as gains eligible for the long-term capital gains rate or as gain taxable to individual stockholders at a maximum rate of 25%.

Treatment of Tax-Exempt U.S. Stockholders. Tax-exempt entities, including qualified employee pension and profit sharing trusts and individual retirement accounts ("Exempt Organizations"), generally are exempt from federal income taxation. However, they are subject to taxation on their unrelated business taxable income ("UBTI"). The Internal Revenue Service has issued a published revenue ruling that dividend distributions from a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on this ruling, amounts distributed by us to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of the shares of our stock with debt, a portion of its income from us will constitute UBTI pursuant to the "debt financed property" rules. Likewise, a portion of the Exempt Organization's income from us would constitute UBTI if we held a residual interest in a real estate mortgage investment conduit.

In addition, in certain circumstances, a pension trust that owns more than 10% of our stock is required to treat a percentage of our dividends as UBTI. This rule applies to a pension trust holding more than 10% of our stock only if (i) the percentage of our income that is UBTI (determined as if we were a pension trust) is at least 5%, (ii) we qualify as a REIT by reason of the modification of the Five or Fewer Requirement that allows beneficiaries of the pension trust to be treated as holding shares in proportion to their actuarial interests in the pension trust, and (iii) either (a) one pension trust owns more than 25% of the value of our stock or (b) a group of pension trusts individually holding more than 10% of the value of our stock collectively own more than 50% of the value of our stock.

Backup Withholding and Information Reporting. Under certain circumstances, you may be subject to backup withholding at applicable rates on payments made with respect to, or cash proceeds of a sale or exchange of, shares of our stock. Backup withholding will apply only if you:

     [ ] fail to furnish your taxpayer identification number ("TIN") to the person required to withhold;

     [ ]  furnish an incorrect TIN;

     [ ] are notified by the Internal Revenue Service that you have failed to properly report payments of interest and dividends; or

     [ ] under certain circumstances, fail to certify, under penalty of perjury, that you have furnished a correct TIN and have not been notified by the Internal Revenue Service that you are subject to backup withholding for failure to report interest and dividend payments.

Backup withholding will not apply with respect to payments made to certain exempt recipients, such as corporations and tax-exempt organizations. You should consult with a tax advisor regarding qualification for exemption from backup withholding, and the procedure for obtaining an exemption. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to payment to a stockholder will be allowed as a credit against the stockholder's United States federal income tax liability and may entitle the stockholder to a refund, provided that the required information is provided to the Internal Revenue Service. In addition, withholding a portion of capital gain distributions made to stockholders may be required for stockholders who fail to certify their non-foreign status.

Taxation of Foreign Stockholders. The following summary applies to you only if you are a foreign person. The federal taxation of foreign persons is a highly complex matter that may be affected by many considerations.

Distributions to you of cash generated by our real estate operations, but not by the sale or exchange of our capital assets, generally will be subject to U.S. withholding tax at a rate of 30%, unless an applicable tax treaty reduces that tax and you file with us the required form evidencing the lower rate.

In general, you will be subject to United States federal income tax on a graduated rate basis rather than withholding with respect to your investment in our stock if the investment is "effectively connected" with your conduct of a trade or business in the United States. A corporate foreign stockholder that receives income that is, or is treated as, effectively connected with a United States trade or business may also be subject to the branch profits tax, which is payable in addition to regular United States corporate income tax. The following discussion will apply to foreign stockholders whose investment in us is not so effectively connected. We expect to withhold United States income tax, as described below, on the gross amount of any distributions paid to you unless (i) you file an Internal Revenue Service Form W-8ECI with us claiming that the distribution is "effectively connected" or (ii) certain other exceptions apply.

Distributions by us that are attributable to gain from the sale or exchange of a United States real property interest will be taxed to you under the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") as if these distributions were gains "effectively connected" with a United States trade or business. Accordingly, you will be taxed at the normal capital gain rates applicable to a U.S. stockholder on these amounts, subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. Distributions subject to FIRPTA may also be subject to a branch profits tax in the hands of a corporate foreign stockholder that is not entitled to treaty exemption.

We will be required to withhold from distributions subject to FIRPTA, and remit to the Internal Revenue Service, 35% of designated capital gain dividends, or, if greater, 35% of the amount of any distributions that could be designated as capital gain dividends. In addition, if we designate prior distributions as capital gain dividends, subsequent distributions, up to the amount of the prior distributions not withheld against, will be treated as capital gain dividends for purposes of withholding.

Unless our shares constitute a "United States real property interest" within the meaning of FIRPTA or are effectively connected with a U.S. trade or business, a sale of our shares by you generally will not be subject to United States taxation. Our shares will not constitute a United States real property interest if we qualify as a "domestically controlled REIT." We do, and expect to continue to, qualify as a domestically controlled REIT. A domestically controlled REIT is a REIT in which at all times during a specified testing period less than 50% in value of its shares is held directly or indirectly by foreign stockholders. However, if you are a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions apply, you will be subject to a 30% tax on capital gains. In any event, a purchaser of our shares from you will not be required under FIRPTA to withhold on the purchase price if the purchased shares are "regularly traded" on an established securities market or if we are a domestically controlled REIT. Otherwise, under FIRPTA, the purchaser may be required to withhold 10% of the purchase price and remit that amount to the Internal Revenue Service.

Backup withholding tax and information reporting will generally not apply to distributions paid to you outside the United States that are treated as (i) dividends to which the 30% or lower treaty rate withholding tax discussed above applies; (ii) capital gains dividends; or (iii) distributions attributable to gain from the sale or exchange by us of United States real property interests. Payment of the proceeds of a sale of stock within the United States or conducted through certain U.S. related financial intermediaries is subject to both backup withholding and information reporting unless the beneficial owner certifies under penalty of perjury that he or she is not a U.S. person (and the payor does not have actual knowledge that the beneficial owner is a U.S. person) or otherwise established an exemption. You may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for refund with the Internal Revenue Service.

Recent Legislation and Potential Legislation or Other Actions Affecting Tax Consequences

President Bush has proposed that dividends received by individuals from corporations be excluded from income tax to the extent the corporation paid federal income tax. This exclusion would generally not apply to REITs. The proposal would permit most corporations to retain after-tax proceeds with its stockholders receiving a basis increase in their shares as if a dividend had been distributed and reinvested. The National Association of Real Estate Investment Trusts, the industry trade organization, believes that to the extent a REIT pays corporate taxes (either through a taxable REIT subsidiary or by retaining 10% of its taxable income), a REIT's stockholders will receive a basis increase.

Current and prospective stockholders should recognize that the present federal income tax treatment of an investment in us may be modified by legislative, judicial or administrative action at any time and that any action may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in federal tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in us.

INTERNET ACCESS TO OUR SEC FILINGS

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as our proxy statements and other materials that are filed with, or furnished to, the Securities and Exchange Commission are made available, free of charge, on our Internet web site at www.hcreit.com, as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

SUBSIDIARIES

We have formed subsidiaries in connection with our real estate transactions. As of February 20, 2003, our wholly-owned subsidiaries consisted of the following entities:

                                                       STATE OF ORGANIZATION                  DATE OF
            NAME OF SUBSIDIARY                          AND TYPE OF ENTITY                  ORGANIZATION
-----------------------------------------      -----------------------------------       ------------------

HCRI Pennsylvania Properties, Inc.             Pennsylvania corporation                  November 1, 1993
HCRI Overlook Green, Inc.                      Pennsylvania corporation                  July 9, 1996
HCRI Texas Properties, Inc.                    Delaware corporation                      December 27, 1996
HCRI Texas Properties, Ltd.                    Texas limited partnership                 December 30, 1996
HCRI Friendship, LLC                           Virginia limited liability company        February 21, 1997
HCRI St. Charles, LLC                          Virginia limited liability company        February 21, 1997
HCRI Satyr Hill, LLC                           Virginia limited liability company        November 24, 1997
Health Care REIT International, Inc.           Delaware corporation                      February 11, 1998
HCN Atlantic GP, Inc.                          Delaware corporation                      February 20, 1998
HCN Atlantic LP, Inc.                          Delaware corporation                      February 20, 1998
HCRI Nevada Properties, Inc.                   Nevada corporation                        March 27, 1998
HCRI Southern Investments I, Inc.              Delaware corporation                      June 11, 1998
HCRI Louisiana Properties, L.P.                Delaware limited partnership              June 11, 1998
HCN BCC Holdings, Inc.                         Delaware corporation                      September 25, 1998
HCRI Tennessee Properties, Inc.                Delaware corporation                      September 25, 1998
HCRI Limited Holdings, Inc.                    Delaware corporation                      September 25, 1998
Pennsylvania BCC Properties, Inc.              Pennsylvania corporation                  September 25, 1998
HCRI North Carolina Properties, LLC            Delaware limited liability company        December 10, 1999
HCRI Massachusetts Properties, Inc.            Delaware corporation                      March 17, 2000
HCRI Massachusetts Properties Trust            Massachusetts trust                       March 30, 2000
HCRI Indiana Properties, Inc.                  Delaware corporation                      June 15, 2000
HCRI Indiana Properties, LLC                   Indiana limited liability company         June 16, 2000
HCRI Holdings Trust                            Massachusetts trust                       September 9, 2000
HCRI Maryland Properties, LLC                  Maryland limited liability company        July 19, 2001
HCRI Massachusetts Properties Trust II         Massachusetts trust                       September 26, 2001
HCRI Beachwood, Inc.                           Ohio corporation                          October 11, 2001
HCRI Broadview, Inc.                           Ohio corporation                          October 11, 2001
HCRI Westlake, Inc.                            Ohio corporation                          October 11, 2001
HCRI Westmoreland, Inc.                        Delaware corporation                      October 16, 2001
HCRI Wisconsin Properties, LLC                 Wisconsin limited liability company       December 11, 2001
HCRI North Carolina Properties I, Inc.         North Carolina corporation                January 1, 2002
HCRI North Carolina Properties II, Inc.        North Carolina corporation                January 1, 2002
HCRI North Carolina Properties III,
  Limited Partnership                          North Carolina limited partnership        January 1, 2002
HCRI Kentucky Properties, LLC                  Kentucky limited liability company        January 7, 2002
HCRI Laurel, LLC                               Maryland limited liability company        January 17, 2002
HCRI Mississippi Properties, Inc.              Mississippi corporation                   March 28, 2002
HCRI Illinois Properties, LLC                  Delaware limited liability company        August 21, 2002
HCRI Missouri Properties, LLC                  Delaware limited liability company        August 21, 2002
HCRI Surgical Properties, LLC                  Ohio limited liability company            September 30, 2002
HCRI Tucson Properties, Inc.                   Delaware corporation                      November 14, 2002

ITEM 2. PROPERTIES

Our headquarters are currently located at One SeaGate, Suite 1500, Toledo, Ohio 43604. The following table sets forth certain information regarding the facilities that comprise our investments as of December 31, 2002:

                                                                                  (In thousands)
                                                                          ----------------------------
                                               Number of     Number of       Total         Annualized
       Facility Location                      Facilities     Beds/Units   Investment(1)     Income(2)
--------------------------------------       ------------   ------------  -------------   ------------

ASSISTED LIVING FACILITIES:
   Alabama                                              2            149   $     10,498   $        997
   Arizona                                              4            464         34,276          2,408
   California                                           8            593         61,249          6,993
   Colorado                                             2             96          8,472            908
   Connecticut                                          4            396         42,398          5,043
   Florida                                             18          1,271         70,753          9,131
   Georgia                                              5            410         36,846          4,531
   Idaho                                                1            254         15,290          1,517
   Illinois                                             2            250         11,314            972
   Indiana                                             13            764         60,222          6,804
   Louisiana                                            2            209         16,454          2,025
   Massachusetts                                        2            168         27,259          3,307
   Maryland                                             5            429         55,132          5,462
   Mississippi                                          1             82          6,220            778
   Montana                                              2            104          8,916          1,133
   North Carolina                                      12            711         73,892          9,202
   New Jersey                                           4            352         34,603          4,440
   New Mexico                                           1             77          2,448            233
   Nevada                                               3            274         25,781          3,521
   New York                                             4            283         26,677          3,258
   Ohio                                                 7            448         32,138          3,880
   Oklahoma                                            16            549         21,970          3,041
   Oregon                                               3            145         15,396          1,829
   Pennsylvania                                         4            235         19,603          2,470
   South Carolina                                       5            230         19,443          2,366
   Tennessee                                            5            255         16,458          2,064
   Texas                                               21          1,219         72,516          8,927
   Utah                                                 1             57          8,009          1,004
   Virginia                                             1             62         13,261          1,064
   Washington                                           1             46         27,288          2,932
   Wisconsin                                            1             28          4,322            511
                                             ------------   ------------   ------------   ------------
        Total Assisted Living Facilities              160         10,610        879,104        102,751

SKILLED NURSING FACILITIES:
   Arizona                                              1            163          3,559            413
   California                                           1            122          4,599            621
   Colorado                                             1            180          5,517            719
   Florida                                             11          1,240         73,902          8,755
   Idaho                                                3            393         19,814          2,244
   Illinois                                             4            372         23,922          2,824
   Kentucky                                             3            422         16,160          2,020
   Massachusetts                                       15          2,097        139,945         16,813
   Missouri                                             3            407         24,214          2,642
   Ohio                                                 5            911         63,661          6,815
   Oklahoma                                             2            575         17,557          1,795
   Oregon                                               1            111          4,849            558
   Pennsylvania                                         4            464         22,001          3,231
   Tennessee                                           10          1,273         70,534          8,558
   Texas                                               11          1,632         44,602          5,745
   Virginia                                             1            120          5,068            660
                                             ------------   ------------   ------------   ------------
        Total Skilled Nursing Facilities               76         10,482        539,904         64,413

SPECIALTY CARE FACILITIES:
   California                                           1            242         18,797          2,412
   Florida                                              1            200          5,153            438
   Illinois                                             1             72         16,155          2,028
   Massachusetts                                        4            735         68,139          6,588
   Ohio                                                 1             55         10,005            901
                                             ------------   ------------   ------------   ------------
        Total Specialty Care Facilities                 8          1,304        118,249         12,367

                                             ------------   ------------   ------------   ------------
   TOTAL ALL FACILITIES:                              244         22,396   $  1,537,257   $    179,531
                                             ============   ============   ============   ============

----------

(1) Investments include real estate investments and credit enhancements which amounted to $1,529,412,000 and $7,845,000, respectively.

(2)  Reflects contract rate of annual straight-line rent or interest recognized.

ITEM 3. LEGAL PROCEEDINGS

On November 20, 2002, Doctors Community Health Care Corporation and five subsidiaries filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Columbia. Doctors has stated that the bankruptcy filing was due to the bankruptcy of National Century Financial Enterprises and affiliates, who halted payments to health care providers, including Doctors. We have provided mortgage financing to Doctors in the form of a loan secured by Pacifica Hospital of the Valley in Sun Valley, CA, a property that is owned by one of the debtor subsidiaries. The outstanding principal balance of the loan is approximately $18.8 million at December 31, 2002. Based upon an appraisal and historical performance of Pacifica Hospital, we expect to receive payment in full of the outstanding principal and accrued interest, which we believe we are entitled to as an oversecured creditor. We do not currently intend to recognize any interest on the loan if payment is not received.

Alterra Healthcare Corporation filed for Chapter 11 bankruptcy protection on January 23, 2003, in the United States Bankruptcy Court for the District of Delaware. We have a master lease with Alterra for 45 assisted living facilities with a depreciated book value of $106 million at December 31, 2002. We expect Alterra to remain current on rent payments and to assume the master lease at current rental levels.

From time to time, there are other various legal proceedings pending to which we are a party or to which some of our properties are subject arising in the normal course of business. We do not believe that the ultimate resolution of these proceedings will have a material adverse effect on our consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the periods indicated, the high and low prices of our common stock on the New York Stock Exchange, as reported on the Composite Tape and dividends paid per share. There were 4,579 stockholders of record as of February 20, 2003.

                             SALES PRICE
                     ---------------------------    DIVIDENDS
                         HIGH           LOW            PAID
                     ------------   ------------   ------------

2002
   First Quarter     $      28.30   $      24.08   $      0.585
   Second Quarter           31.82          27.41          0.585
   Third Quarter            29.94          24.26          0.585
   Fourth Quarter           28.65          24.27          0.585

2001
   First Quarter     $      21.16   $      16.06   $      0.585
   Second Quarter           24.80          20.87          0.585
   Third Quarter            26.25          22.50          0.585
   Fourth Quarter           26.40          24.25          0.585

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2002, is derived from our audited consolidated financial statements.

                                                                         Year ended December 31
                                               --------------------------------------------------------------------------
                                                                  (In thousands, except per share data)

                                                   2002            2001            2000           1999           1998
                                               ------------    ------------    ------------   ------------   ------------
OPERATING DATA
Revenues (1)                                   $    163,118    $    129,369    $    129,480   $    122,809   $     94,896
Expenses:
    Interest expense (1)                             41,085          30,359          32,855         25,536         17,122
    Provision for depreciation (1)                   39,311          28,725          21,183         16,477          9,545
    General and administrative
      and other expenses (2)                         13,038          10,853           9,570          8,868          7,399
    Impairment of assets                              2,298
    Loss on investment                                                                2,000
                                               ------------    ------------    ------------   ------------   ------------
Total expenses                                       95,732          69,937          65,608         50,881         34,066
                                               ------------    ------------    ------------   ------------   ------------
Income from continuing operations
    before extraordinary item                        67,386          59,432          63,872         71,928         60,830
Income from discontinued operations, net (1)            676           1,330           4,184          3,710          1,479
                                               ------------    ------------    ------------   ------------   ------------
Income before extraordinary item                     68,062          60,762          68,056         75,638         62,309
Extraordinary loss on extinguishment of debt           (403)           (213)
                                               ------------    ------------    ------------   ------------   ------------
Net income                                           67,659          60,549          68,056         75,638         62,309
Preferred stock dividends                            12,468          13,505          13,490         12,814          4,160
                                               ------------    ------------    ------------   ------------   ------------
Net income available to common stockholders    $     55,191    $     47,044    $     54,566   $     62,824   $     58,149
                                               ============    ============    ============   ============   ============

OTHER DATA
Average number of common shares outstanding:
    Basic                                            36,702          30,534          28,418         28,128         25,579
    Diluted                                          37,301          31,027          28,643         28,384         25,954

PER SHARE DATA
Basic:
Income from continuing operations and
    after preferred stock dividends            $       1.49    $       1.51    $       1.77   $       2.10   $       2.21
Discontinued operations, net (1)                       0.02            0.04            0.15           0.13           0.06
Extraordinary item                                    (0.01)          (0.01)
                                               ------------    ------------    ------------   ------------   ------------
Net income available to common stockholders            1.50            1.54            1.92           2.23           2.27

Diluted:
Income from continuing operations and
    after preferred stock dividends            $       1.47    $       1.49    $       1.76   $       2.08   $       2.18
Discontinued operations, net (1)                       0.02            0.04            0.15           0.13           0.06
Extraordinary item                                    (0.01)          (0.01)
                                               ------------    ------------    ------------   ------------   ------------
Net income available to common stockholders            1.48            1.52            1.91           2.21           2.24

Cash distributions per common share            $       2.34    $       2.34    $      2.335   $       2.27   $       2.19

                                                                               December 31
                                               --------------------------------------------------------------------------
                                                                             (In thousands)
                                                   2002            2001            2000           1999           1998
                                               ------------    ------------    ------------   ------------   ------------
BALANCE SHEET DATA
Net real estate investments                    $  1,524,457    $  1,213,564    $  1,121,419   $  1,241,722   $  1,047,511
Total assets                                      1,594,110       1,269,843       1,156,904      1,271,171      1,073,424
Total debt                                          676,331         491,216         439,752        538,842        418,979
Total liabilities                                   696,878         511,973         458,297        564,175        439,665
Total stockholders' equity                          897,232         757,870         698,607        706,996        633,759

----------

(1) In accordance with FASB Statement No. 144, we have reclassified the income and expenses attributable to the properties sold during 2002 to discontinued operations. See Note 15 to our audited consolidated financial statements.

(2) General and administrative and other expenses include loan expense, provision for loan losses and other operating expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, our net real estate investments totaled approximately $1,524,457,000 and included 160 assisted living facilities, 76 skilled nursing facilities and eight specialty care facilities. Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related facilities. New investments are funded from temporary borrowings under our line of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the line of credit arrangements, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence of secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance future investments.

The following table summarizes our capital activity during the year ended December 31, 2002 (in thousands):

                                    GROSS           NET
     DATE            TYPE         PROCEEDS       PROCEEDS
--------------   ------------   ------------   ------------

February 2002    Common Stock   $     25,000   $     23,657
May 2002         Common Stock         91,770         91,578
September 2002   Senior Notes        150,000        147,750
November 2002    Common Stock         25,017         24,952

                                ------------   ------------
Totals                          $    291,787   $    287,937
                                ============   ============

During the year ended December 31, 2002, the holder of our Series C Cumulative Convertible Preferred Stock converted 900,000 shares into 878,000 shares of common stock.

During 2002, we invested $389,873,000 in real property, provided permanent mortgage and loan financings of $85,006,000, made construction advances of $19,833,000 and funded $3,510,000 of subdebt investments. As of December 31, 2002, we had approximately $42,885,000 in unfunded construction commitments. Also during 2002, we sold real property generating $52,279,000 of net proceeds and collected $80,590,000 and $12,380,000 as repayment of principal on loans receivable and subdebt investments, respectively.

As of December 31, 2002, we had stockholders' equity of $897,232,000 and a total outstanding debt balance of $676,331,000, which represents a debt to total capitalization ratio of 0.43 to 1.0.

In August 2002, we announced the amendment and extension of our primary unsecured revolving line of credit. The line of credit was expanded to $175,000,000, expires in August 2005 (with the ability to extend for one year at our discretion if we are in compliance with all covenants) and currently bears interest at the lender's prime rate or LIBOR plus 1.3% at our option. In addition, at December 31, 2002, we had an unsecured revolving line of credit in the amount of $25,000,000, bearing interest at the lender's prime rate and which expires in June 2003. Also, at December 31, 2002, we had a secured line of credit in the amount of $60,000,000 bearing interest at the lender's prime rate or LIBOR plus 2.0%, at our option, with a floor of 7.0% and which expires in April 2004. Additionally, at December 31, 2002, we had a secured note in the amount of $4,000,000 bearing interest at LIBOR plus 2.0% and which matures in November 2004. At December 31, 2002, we had $109,500,000 in borrowings outstanding under the unsecured line of credit arrangements and $4,000,000 outstanding on the secured note.

As of February 20, 2003, we had an effective shelf registration on file with the Securities and Exchange Commission under which we may issue up to $385,600,000 of securities including debt securities, common and preferred stock and warrants. Depending upon market conditions, we anticipate issuing securities under our shelf registration to invest in additional health care facilities and to repay borrowings under our line of credit arrangements.

The following table summarizes our principal payments under contractual obligations as of December 31, 2002:

                                                          Payments Due by Period ($000s)
                                     ------------------------------------------------------------------------
                                        Total           2003         2004-2005      2006-2007     After 2007
                                     ------------   ------------   ------------   ------------   ------------
Unsecured senior notes payable       $    515,000   $          0   $     40,000   $    225,000   $    250,000
Unsecured lines of credit (1)             200,000         25,000        175,000
Secured line of credit (1)                 60,000                        60,000
Mortgage notes payable                     47,831            400          1,335            828         45,268
Secured note payable                        4,000                         4,000
Operating lease obligations                   720            216            432             72
                                     ------------   ------------   ------------   ------------   ------------
Total contractual obligations        $    827,551   $     25,616   $    280,767   $    225,900   $    295,268
                                     ============   ============   ============   ============   ============

----------

(1)  Unsecured and secured lines of credit reflected at 100% capacity.

The following table summarizes our commercial commitments as of December 31, 2002:

                                              Amount of Commitment Expiration per Period ($000s)
                                    ------------------------------------------------------------------------
                                        Total          2003         2004-2005      2006-2007     After 2007
                                    ------------   ------------   ------------   ------------   ------------
Unfunded construction commitments   $     42,885   $     42,885   $          0   $          0   $          0
Credit enhancements                        7,845          4,650                                        3,195
                                    ------------   ------------   ------------   ------------   ------------
Total commercial commitments        $     50,730   $     47,535   $          0   $          0   $      3,195
                                    ============   ============   ============   ============   ============

As of December 31, 2002, we had approximately $42,885,000 of unfunded construction commitments.

We have guaranteed the payment of industrial revenue bonds for one assisted living facility in the event that the present owner defaults upon its obligations. In consideration for this guaranty, we receive and recognize fees annually related to this agreement. This guaranty expires upon the repayment of the industrial revenue bonds which currently mature in 2009. At December 31, 2002, we were contingently liable for $3,195,000 under this guaranty.

In addition, we have an outstanding letter of credit issued to a bank, which bank provided additional financing for a project on which we have a first mortgage. We have also partially guaranteed the payment of loans made by the bank on this project. The letter of credit currently matures in 2003 and the guaranties expire upon the repayment of the loans which currently mature in 2003. At December 31, 2002, obligations under these agreements for which we were contingently liable aggregated approximately $4,650,000.

RESULTS OF OPERATIONS DECEMBER 31, 2002 VS. DECEMBER 31, 2001

Revenues were comprised of the following:

                                 Year ended                        Change
                        ----------------------------    ----------------------------
                        Dec. 31, 2002  Dec. 31, 2001          $               %
                        -------------  -------------    ------------    ------------
(in thousands)
 Rental income           $    133,791   $     93,237    $     40,554              43%
 Interest income               26,525         31,294          (4,769)           -15%
 Commitment fees and
      other income              2,802          3,848          (1,046)           -27%
 Prepayment fees                                 990            (990)            n/a
                         ------------   ------------    ------------    ------------
 Totals                  $    163,118   $    129,369    $     33,749              26%
                         ============   ============    ============    ============

We generated increased rental income as a result of the acquisition of properties for which we receive rent. This was partially offset by a reduction in interest income due to the repayment of mortgage loans. Commitment fees and other income decreased primarily as a result of the completion of construction projects.

During 2001, we received payoffs on mortgages that had significant prepayment fee requirements, generating $990,000 in that year. During 2002, we did not receive any prepayment fees with respect to mortgage loan payoffs.

Expenses were comprised of the following:

                                          Year ended                     Change
                                ----------------------------   ---------------------------
                                Dec. 31, 2002  Dec. 31, 2001        $              %
                                -------------  -------------   ------------   ------------
(in thousands)
 Interest expense                $     41,085   $     30,359   $     10,726             35%
 Provision for
      depreciation                     39,311         28,725         10,586             37%
 General and administrative
      expenses                          9,665          8,078          1,587             20%
 Loan expense                           2,373          1,775            598             34%
 Impairment of assets                   2,298                         2,298             n/a
 Provision for losses                   1,000          1,000              0              0%
                                 ------------   ------------   ------------   ------------
 Totals                          $     95,732   $     69,937   $     25,795             37%
                                 ============   ============   ============   ============

The increase in interest expense from 2001 to 2002 was primarily due to higher average borrowings during the year and a reduction in the amount of capitalized interest offsetting interest expense.

We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the year ended December 31, 2002, totaled $170,000, as compared with $841,000 for the same period in 2001.

The provision for depreciation increased primarily as a result of additional investments in properties owned directly by us.

General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the year ended December 31, 2002, were 5.83% as compared with 6.03% for the same period in 2001.

The increase in loan expense was primarily due to the additional amortization of costs related to the unsecured line of credit renewal and the unsecured senior notes issued in 2001 and 2002.

During the year ended December 31, 2002, it was determined that the projected undiscounted cash flows from a parcel of land, one assisted living facility and one specialty care facility did not exceed their related net book values and impairment charges of $2,298,000 were recorded to reduce the properties to their estimated fair market values. The estimated fair market values of the properties were determined by offers to purchase received from third parties or estimated net sales proceeds.

Other items:                               Year ended                         Change
                                  -----------------------------    ----------------------------
                                  Dec. 31, 2002   Dec. 31, 2001          $               %
                                  -------------   -------------    ------------    ------------
(in thousands)
 Gain (loss) on sales of
      properties                   $     (1,032)   $     (1,250)   $        218            -17%
 Discontinued operations, net             1,708           2,580            (872)           -34%
 Loss on extinguishment
      of debt                              (403)           (213)           (190)            89%
 Preferred dividends                    (12,468)        (13,505)          1,037             -8%
                                   ------------    ------------    ------------    ------------
 Totals                            $    (12,195)   $    (12,388)   $        193             -2%
                                   ============    ============    ============    ============

During the years ended December 31, 2002 and 2001, we sold properties with carrying values of $53,311,000 and $23,829,000 for net losses of $1,032,000 and $1,250,000, respectively. In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. We adopted the standard effective January 1, 2002. In accordance with Statement No. 144, we have reclassified the income and expenses attributable to the properties sold during 2002 to discontinued operations. These properties generated $1,708,000 and $2,580,000 of income after deducting depreciation and interest expense from rental revenue for the years ended December 31, 2002 and 2001, respectively.

In April 2002, we purchased $35,000,000 of our outstanding unsecured senior notes that were due in 2003 and recorded a charge of $403,000 in connection with this early extinguishment. In September 2001, we purchased $7,750,000 of our outstanding unsecured senior notes that were due in 2002 and recorded a charge of $213,000 in connection with this early extinguishment.

As a result of the various factors mentioned above, net income available to common stockholders was $55,191,000, or $1.48 per diluted share, for 2002 as compared with $47,044,000, or $1.52 per diluted share, for 2001.


RESULTS OF OPERATIONS DECEMBER 31, 2001 VS. DECEMBER 31, 2000

Revenues were comprised of the following:

                                          Year ended                      Change
                                ----------------------------   ---------------------------
                                Dec. 31, 2001  Dec. 31, 2000         $             %
                                -------------  -------------   ------------   ------------
(in thousands)
 Rental Income                   $     93,237   $     82,522   $     10,715             13%
 Interest Income                       31,294         41,064         (9,770)           -24%
 Commitment fees and
      other income                      3,848          5,837         (1,989)           -34%
 Prepayment fees                          990             57            933           1637%
                                  ------------   ------------   ------------   ------------
 Totals                          $    129,369   $    129,480   $       (111)             0%
                                 ============   ============   ============    ============

We generated increased rental income as a result of the completion of real property construction projects for which we began receiving rent and the purchase of properties previously financed by us. This offset a reduction in interest income due to the repayment of mortgage loans and the purchase of properties previously financed by us.

The reduction in commitment fees and other income is due primarily to the significant reduction in construction activity.

During 2001, we received payoffs on mortgages that had significant prepayment fee requirements, generating the large increase over the prior year.

Expenses were comprised of the following:

                                         Year ended                        Change
                                ----------------------------    ----------------------------
                                Dec. 31, 2001  Dec. 31, 2000         $                %
                                -------------  -------------    ------------    ------------
(in thousands)
 Interest expense                $     30,359   $     32,855    $     (2,496)             -8%
 Provision for
      depreciation                     28,725         21,183           7,542              36%
 Loss on investment                                    2,000          (2,000)            n/a
 General and administrative
      expenses                          8,078          7,405             673               9%
 Loan expense                           1,775          1,165             610              52%
 Provision for losses                   1,000          1,000               0               0%
                                 ------------   ------------    ------------    ------------
 Totals                          $     69,937   $     65,608    $      4,329               7%
                                 ============   ============    ============    ============

The decrease in interest expense from 2000 to 2001 was primarily due to lower average borrowings during the year offset by a reduction in the amount of capitalized interest offsetting interest expense.

We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the year ended December 31, 2001, totaled $841,000, as compared with $3,079,000 for the same period in 2000.

The provision for depreciation increased primarily as a result of additional investments in properties owned directly by us.

In 2000, we restructured our investments with Summerville Health Care. As part of the restructuring agreement, Summerville agreed to permit us to re-lease 10 of its 11 facilities to new operators and repaid substantially all of our subdebt investment. As part of Summerville's recapitalization, our $2,000,000 non-yielding preferred stock investment was substantially diluted. Accordingly, we wrote off our investment in 2000, resulting in a $2,000,000 charge.

General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the year ended December 31, 2001, were 6.03% as compared with 5.41% for the same period in 2000.

The increase in loan expense was primarily due to the additional amortization of costs related to the unsecured senior notes issued in 2001.

Other items:                                Year ended                        Change
                                  -----------------------------    ----------------------------
                                  Dec. 31, 2001   Dec. 31, 2000          $              %
                                  -------------   -------------    ------------    ------------
(in thousands)
 Gain (loss) on sales of
      properties                   $     (1,250)   $      1,684    $     (2,934)           -174%
 Discontinued operations, net             2,580           2,500              80               3%
 Loss on extinguishment
      of debt                              (213)                           (213)            n/a
 Preferred dividends                    (13,505)        (13,490)            (15)              0%
                                   ------------    ------------    ------------    ------------
 Totals                            $    (12,388)   $     (9,306)   $     (3,082)             33%
                                   ============    ============    ============    ============

During the years ended December 31, 2001 and 2000, we sold properties with carrying values of $23,829,000 and $107,182,000, respectively, for a net loss of $1,250,000 in 2001 and a net gain of $1,684,000 in 2000. In August 2001, the
Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. We adopted the standard effective January 1, 2002. In accordance with Statement No. 144, we have reclassified the income and expenses attributable to the properties sold during 2002 to discontinued operations. These properties generated $2,580,000 and $2,500,000 of income after deducting depreciation and interest expense from rental revenue for the years ended December 31, 2001 and 2000, respectively.

In September 2001, we purchased $7,750,000 of our outstanding unsecured senior notes that were due in 2002 and recorded a charge of $213,000 in connection with this early extinguishment.

As a result of the various factors mentioned above, net income available to common stockholders was $47,044,000, or $1.52 per diluted share, for 2001 as compared with $54,566,000, or $1.91 per diluted share, for 2000.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 1 to our audited consolidated financial statements). We believe that of our significant accounting policies, the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

Revenue is recorded in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended. SAB 101 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility. If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding. Operating lease income includes base rent payments plus fixed annual rent increases, which are recognized on a straight-line basis over the minimum lease period. This lease income is greater than the amount of cash received during the first half of the lease term.

IMPAIRMENT OF LONG-LIVED ASSETS

The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if there are indicators of impairment. These indicators may include anticipated operating losses at the property level, the tenant's inability to make rent payments, a decision to dispose of an asset before the end of its estimated useful life and changes in the market that may permanently reduce the value of the property. If indicators of impairment exist, then the undiscounted future cash flows from the most likely use of the property are compared to the current net book value. If the undiscounted cash flows are less than the net book value, an impairment loss would be recognized to the extent that the net book value exceeds the current fair market value. This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated from the property during the period the property is expected to be held. If the projections or assumptions change in the future, we may be required to record an impairment charge and reduce the net book value of the property owned.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectibility of loan payments. We regularly evaluate the collectibility of our loans receivable based on a combination of factors. These factors include delinquency status (as determined by frequency of payments), historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying property. If these factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required.

DEPRECIATION AND USEFUL LIVES

We compute depreciation on our properties using the straight-line method based on their estimated useful lives which range from fifteen to forty years for buildings and five to twelve years for improvements. A significant portion of the acquisition cost of each property is allocated to the building (usually approximately 90%). The allocation of the acquisition cost to building and the determination of the useful life of a property are based on appraisals commissioned from independent real estate appraisal firms. If we do not allocate appropriately to the building or if we incorrectly estimate the useful life of our properties, the computation of depreciation will not appropriately reflect the allocation of our capital expenditures over future periods.

IMPACT OF INFLATION

During the past three years, inflation has not significantly affected our earnings because of the moderate inflation rate. Additionally, our earnings are primarily long-term investments with fixed interest rates. These investments are mainly financed with a combination of equity, senior notes and borrowings under our revolving lines of credit. During inflationary periods that generally are accompanied by rising interest rates, our ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. Presuming the current inflation rate remains moderate and long-term interest rates do not increase significantly, we believe that inflation will not impact the availability of equity and debt financing.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

We have made and incorporated by reference statements in this Form 10-K that constitute "forward-looking statements" as that term is defined in the federal securities laws. These forward-looking statements concern:

o    The possible expansion of our portfolio;

o    The performance of our operators and properties;

o Our ability to obtain new viable tenants for properties which we take back from financially troubled tenants, if any;

o    Our ability to make distributions;

o    Our policies and plans regarding investments, financings and other matters;

o    Our tax status as a real estate investment trust;

o    Our ability to appropriately balance the use of debt and equity; and

o    Our ability to access capital markets or other sources of funds.

When we use words such as "believe," "expect," "anticipate," "estimate" or similar expressions, we are making forward-looking statements. Forward-looking statements are not guaranties of future performance and involve risks and uncertainties. Our expected results may not be achieved and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to:

o    The status of the economy;

o    The status of capital markets, including prevailing interest rates;

o    Changes in financing terms; and

o    The risks described below:

RISK FACTORS RELATED TO OUR OPERATORS' REVENUES AND EXPENSES

Our skilled nursing and specialty care facility operators' revenues are primarily driven by occupancy and Medicaid, Medicare and private pay rates. Our assisted living facility operators' revenues are primarily driven by occupancy and private pay rates. Expenses for these three types of facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and are likely to continue, to come under pressure due to Medicare cuts and state budget shortfalls. Liability insurance and staffing costs continue to increase for our operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a facility not generating enough cash to make payments to us, the credit of our operator and the value of other collateral would have to be relied upon.

RISK FACTORS RELATED TO OPERATOR BANKRUPTCIES

We are exposed to the risk that our operators may not be able to meet the rent, principal and interest or other payments due us, which may result in an operator bankruptcy or insolvency, or that an operator might become subject to bankruptcy or insolvency proceedings for other reasons. Although our operating lease agreements provide us the right to evict an operator, demand immediate payment of rent and exercise other remedies, and our mortgage loans provide us the right to terminate any funding obligation, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive unpaid principal and interest in the case of a mortgage loan, and to exercise other rights and remedies.

The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. In addition, we may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of a facility, avoid the imposition of liens on a facility and/or to transition a facility to a new operator. In some instances, we have terminated our lease with an operator and relet the facility to another operator. In some of those situations, we provided working capital loans to and limited indemnification of the new operator. If we cannot transition a leased facility to a new operator, we may take possession of that facility, which may expose us to certain successor liabilities. Should these events occur, our revenue and operating cash flow may be adversely affected.

On November 20, 2002, Doctors Community Health Care Corporation and five subsidiaries filed for Chapter 11 bankruptcy protection. Doctors has stated that the bankruptcy filing was due to the bankruptcy of National Century Financial Enterprises and affiliates, who halted payments to health care providers, including Doctors. We have provided mortgage financing to Doctors in the form of a loan secured by Pacifica Hospital of the Valley in Sun Valley, CA, a property that is owned by one of the debtor subsidiaries. The outstanding principal balance of the loan is approximately $18.8 million at December 31, 2002. Based upon an appraisal and historical performance of Pacifica Hospital, we expect to receive payment in full of the outstanding principal and accrued interest, which we believe we are entitled to as an oversecured creditor. We do not currently intend to recognize any interest on the loan if payment is not received.

Alterra Healthcare Corporation filed for Chapter 11 bankruptcy protection on January 23, 2003. We have a master lease with Alterra for 45 assisted living facilities with a depreciated book value of $106 million at December 31, 2002. We expect Alterra to remain current on rent payments and to assume the master lease at current rental levels.

RISK FACTORS RELATED TO GOVERNMENT REGULATIONS

Our operators' businesses are affected by government and private payor reimbursement rates. To the extent that any skilled nursing or specialty care facility receives a significant portion of its revenues from governmental payors, primarily Medicaid and Medicare, these revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at the facility. In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures. This trend in health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of the skilled nursing industry, the specialty care industry or on the health care industry in general. There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator's liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us. See "Item 1 - Business - Certain Government Regulations - Reimbursement" above.

RISK FACTORS RELATED TO LIABILITY CLAIMS AND INSURANCE COSTS

Long-term care facility operators (assisted living and skilled nursing facilities) have experienced substantial increases in both the number and size of patient care liability claims in recent years, particularly in the states of Texas and Florida. As a result, general and professional liability costs have increased and may continue to increase. Nationwide, long-term care liability insurance rates are increasing because of large jury awards in states like Texas and Florida. Over the past two years, both Texas and Florida have adopted skilled nursing facility liability laws that modify or limit statutes in the nature of tort reform. Despite some of these reforms, the long-term care industry overall continues to experience very high general and professional liability costs. Insurance markets have responded to this claim crisis by severely restricting their capacity to write long-term care general and professional liability policies. No assurances can be given that the climate for long-term care general and professional liability insurance will improve in Texas, Florida or any other states where our facility operators conduct business. Insurance companies may continue to reduce or stop writing general and professional liability policies for skilled nursing and assisted living facilities. Thus, general and professional liability insurance coverage may be restricted or very costly, which may adversely affect the facility operators' future operations, cash flows and financial condition, and may have a material adverse effect on the facility operators' ability to meet their obligations to us.

RISK FACTORS RELATED TO OUR STRUCTURE

We are also subject to a number of risks on the corporate level. First, we might fail to qualify or remain qualified as a real estate investment trust ("REIT"). We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate as a REIT. Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of federal taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. Also, if we were not a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required to pay dividends to stockholders amounting to at least 90% of its annual taxable income. See "Item 1 - Business - Taxation" for a discussion of the provisions of the Internal Revenue Code that apply to us and the effects of non-qualification.

Second, the anti-takeover provisions in our Second Restated Certificate of Incorporation and Amended and Restated By-laws contain provisions that could make it more difficult for or even prevent a third party from acquiring us without the approval of our incumbent Board of Directors. We have adopted a "poison pill" rights plan that has anti-takeover effects. The rights plan, if triggered, will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board of Directors. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

Third, we are dependent on key personnel. Although we have entered into employment agreements with our executive officers, losing any one of them could, at least temporarily, have an adverse impact on our operations. We believe that losing more than one of our executive officers would have a material adverse impact on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. The following section is presented to provide a discussion of the risks associated with potential fluctuations in interest rates.

We historically borrow on our revolving lines of credit to make acquisitions of, loans to or to construct health care facilities. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under the revolving lines of credit.

A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $15 million at December 31, 2002 ($16 million at December 31, 2001). Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, with variable rate debt, with equity or by the sale of assets.

Our variable rate debt, including our unsecured and secured revolving credit arrangements, is reflected at fair value. At December 31, 2002, a 1% increase in interest rates related to this variable rate debt (assuming no changes in outstanding balances) would result in increased annual interest expense of $1,135,000 ($500,000 at December 31, 2001).

We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of refinancing may not be as favorable as the terms of current indebtedness. The majority of our borrowings were completed under indentures or contractual agreements that limit the amount of indebtedness we may incur. Accordingly, in the event that we are unable to raise additional equity or borrow money because of these limitations, our ability to acquire additional properties may be limited.

We may or may not elect to use financial derivative instruments to hedge variable interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Directors
Health Care REIT, Inc.


We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, in 2002 the Company adopted the provisions of Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.


                                                           /s/ ERNST & YOUNG LLP

Toledo, Ohio
January 17, 2003

                             HEALTH CARE REIT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31
                                                         ----------------------------
                                                             2002            2001
                                                         ------------    ------------
ASSETS                                                          (IN THOUSANDS)
Real estate investments:
    Real property owned
      Land                                               $    112,044    $     89,601
      Buildings & improvements                              1,288,520         947,794
      Construction in progress                                 19,833
                                                         ------------    ------------
                                                            1,420,397       1,037,395
      Less accumulated depreciation                          (113,579)        (80,544)
                                                         ------------    ------------
      Total real property owned                             1,306,818         956,851

    Loans receivable
      Real property loans                                     208,016         240,126
      Subdebt investments                                      14,578          23,448
                                                         ------------    ------------
                                                              222,594         263,574
    Less allowance for losses on loans receivable              (4,955)         (6,861)
                                                         ------------    ------------
                                                              217,639         256,713
                                                         ------------    ------------
      Net real estate investments                           1,524,457       1,213,564

Other assets:
      Equity investments                                        7,494           6,498
      Deferred loan expenses                                    9,291           7,190
      Cash and cash equivalents                                 9,550           9,826
      Receivables and other assets                             43,318          32,765
                                                         ------------    ------------
                                                               69,653          56,279
                                                         ------------    ------------

Total assets                                             $  1,594,110    $  1,269,843
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Borrowings under line of credit obligations        $    109,500    $          0
      Senior unsecured notes                                  515,000         412,250
      Secured debt                                             51,831          78,966
      Accrued expenses and other liabilities                   20,547          20,757
                                                         ------------    ------------
Total liabilities                                             696,878         511,973

Stockholders' equity:
      Preferred stock, $1.00 par value:                       127,500         150,000
        Authorized - 10,000,000 shares
        Issued and outstanding - 5,100,000 shares in
           2002 and 6,000,000 shares in 2001 at
           liquidation preference
      Common stock, $1.00 par value:                           40,086          32,740
        Authorized - 75,000,000 shares
        Issued and outstanding - 40,085,827 shares
           in 2002 and 32,739,826 shares in 2001
      Capital in excess of par value                          790,838         608,942
      Cumulative net income                                   580,496         512,837
      Cumulative dividends                                   (638,085)       (540,946)
      Accumulated other
        comprehensive income                                     (170)           (923)
      Unamortized restricted stock                             (3,433)         (4,780)
                                                         ------------    ------------
Total stockholders' equity                                    897,232         757,870
                                                         ------------    ------------

Total liabilities and stockholders' equity               $  1,594,110    $  1,269,843
                                                         ============    ============


See accompanying notes

                             HEALTH CARE REIT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               YEAR ENDED DECEMBER 31
                                                     --------------------------------------------
                                                         2002            2001            2000
                                                     ------------    ------------    ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
       Rental income                                 $    133,791    $     93,237    $     82,522
       Interest income                                     26,525          31,294          41,064
       Commitment fees and other income                     2,802           3,848           5,837
       Prepayment fees                                                        990              57
                                                     ------------    ------------    ------------
                                                          163,118         129,369         129,480

Expenses:
       Interest expense                                    41,085          30,359          32,855
       Provision for depreciation                          39,311          28,725          21,183
       Loss on investment                                                                   2,000
       General and administrative                           9,665           8,078           7,405
       Loan expense                                         2,373           1,775           1,165
       Impairment of assets                                 2,298
       Provision for loan losses                            1,000           1,000           1,000
                                                     ------------    ------------    ------------
                                                           95,732          69,937          65,608
                                                     ------------    ------------    ------------

Income from continuing operations
       before extraordinary item                           67,386          59,432          63,872

Discontinued operations:
       Net gain (loss) on sales of properties              (1,032)         (1,250)          1,684
       Income from discontinued operations, net             1,708           2,580           2,500
                                                     ------------    ------------    ------------
                                                              676           1,330           4,184

Income before extraordinary item                           68,062          60,762          68,056

Extraordinary loss on extinguishment of debt                 (403)           (213)
                                                     ------------    ------------    ------------

Net income                                                 67,659          60,549          68,056

Preferred stock dividends                                  12,468          13,505          13,490
                                                     ------------    ------------    ------------

Net income available to common stockholders          $     55,191    $     47,044    $     54,566
                                                     ============    ============    ============

Average number of common shares outstanding:
       Basic                                               36,702          30,534          28,418
       Diluted                                             37,301          31,027          28,643

Earnings per share:
       Basic:
       Income from continuing operations and
             after preferred stock dividends         $       1.49    $       1.51    $       1.77
       Discontinued operations, net                          0.02            0.04            0.15
       Extraordinary item                                   (0.01)          (0.01)
                                                     ------------    ------------    ------------
       Net income available to common stockholders   $       1.50    $       1.54    $       1.92

       Diluted:
       Income from continuing operations and
             after preferred stock dividends         $       1.47    $       1.49    $       1.76
       Discontinued operations, net                          0.02            0.04            0.15
       Extraordinary item                                   (0.01)          (0.01)
                                                     ------------    ------------    ------------
       Net income available to common stockholders   $       1.48    $       1.52    $       1.91

See accompanying notes

                             HEALTH CARE REIT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                 CAPITAL IN
                                                PREFERRED         COMMON         EXCESS OF      CUMULATIVE     CUMULATIVE
                                                  STOCK           STOCK          PAR VALUE      NET INCOME      DIVIDENDS
                                               ------------    ------------    ------------    ------------   ------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Balances at January 1, 2000                    $    150,000    $     28,532    $    524,204    $    384,232   $   (375,349)
Comprehensive income:
   Net income                                                                                        68,056
   Other comprehensive income:
   Unrealized loss on equity investments
   Foreign currency translation adjustment

Total comprehensive income

Proceeds from issuance of common stock
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                                  274           3,934
Restricted stock amortization
Cash dividends:
   Common stock-$2.335 per share                                                                                   (66,837)
   Preferred stock, Series B-$2.22 per share                                                                        (6,656)
   Preferred stock, Series C-$2.27 per share                                                                        (6,834)
                                               ------------    ------------    ------------    ------------   ------------
Balances at December 31, 2000                       150,000          28,806         528,138         452,288       (455,676)

Comprehensive income:
   Net income                                                                                        60,549
   Other comprehensive income:
   Unrealized loss on equity investments
   Foreign currency translation adjustment

Total comprehensive income

Proceeds from issuance of common stock
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                                  484          10,070
Restricted stock amortization
Net proceeds from sale of common stock                                3,450          70,734
Cash dividends:
   Common stock-$2.34 per share                                                                                    (71,765)
   Preferred stock, Series B-$2.22 per share                                                                        (6,656)
   Preferred stock, Series C-$2.28 per share                                                                        (6,849)
                                               ------------    ------------    ------------    ------------   ------------
Balances at December 31, 2001                       150,000          32,740         608,942         512,837       (540,946)

Comprehensive income:
   Net income                                                                                        67,659
   Other comprehensive income:
   Unrealized loss on equity investments
   Foreign currency translation adjustment

Total comprehensive income

Proceeds from issuance of common stock
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                                1,182          25,373
Restricted stock amortization
Net proceeds from sale of common stock                                5,286         134,901
Conversion of preferred stock                       (22,500)            878          21,622
Cash dividends:
   Common stock-$2.34 per share                                                                                    (84,671)
   Preferred stock, Series B-$2.22 per share                                                                        (6,656)
   Preferred stock, Series C-$2.28 per share                                                                        (5,812)
                                               ------------    ------------    ------------    ------------   ------------
Balances at December 31, 2002                  $    127,500    $     40,086    $    790,838    $    580,496   $   (638,085)
                                               ============    ============    ============    ============   ============


                                                ACCUMULATED
                                                   OTHER       UNAMORTIZED
                                               COMPREHENSIVE   RESTRICTED
                                                   INCOME          STOCK           TOTAL
                                               -------------   ------------    ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Balances at January 1, 2000                    $        593    $     (5,216)   $    706,996
Comprehensive income:
   Net income                                                                        68,056
   Other comprehensive income:
   Unrealized loss on equity investments               (733)                           (733)
   Foreign currency translation adjustment             (604)                           (604)
                                                                               ------------
Total comprehensive income                                                           66,719
                                                                               ------------
Proceeds from issuance of common stock
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                                  (79)          4,129
Restricted stock amortization                                         1,090           1,090
Cash dividends:
   Common stock-$2.335 per share                                                    (66,837)
   Preferred stock, Series B-$2.22 per share                                         (6,656)
   Preferred stock, Series C-$2.27 per share                                         (6,834)
                                               ------------    ------------    ------------
Balances at December 31, 2000                          (744)         (4,205)        698,607

Comprehensive income:
   Net income                                                                        60,549
   Other comprehensive income:
   Unrealized loss on equity investments                (52)                           (52)
   Foreign currency translation adjustment             (127)                          (127)
                                                                               ------------
Total comprehensive income                                                           60,370
                                                                               ------------
Proceeds from issuance of common stock
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                               (1,739)          8,815
Restricted stock amortization                                         1,164           1,164
Net proceeds from sale of common stock                                               74,184
Cash dividends:
   Common stock-$2.34 per share                                                     (71,765)
   Preferred stock, Series B-$2.22 per share                                         (6,656)
   Preferred stock, Series C-$2.28 per share                                         (6,849)
                                               ------------    ------------    ------------
Balances at December 31, 2001                          (923)         (4,780)        757,870

Comprehensive income:
   Net income                                                                        67,659
   Other comprehensive income:
   Unrealized loss on equity investments                (66)                            (66)
   Foreign currency translation adjustment              819                             819
                                                                               ------------
Total comprehensive income                                                           68,412
                                                                               ------------
Proceeds from issuance of common stock
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                                 (208)         26,347
Restricted stock amortization                                         1,555           1,555
Net proceeds from sale of common stock                                              140,187
Conversion of preferred stock                                                             0
Cash dividends:
   Common stock-$2.34 per share                                                     (84,671)
   Preferred stock, Series B-$2.22 per share                                         (6,656)
   Preferred stock, Series C-$2.28 per share                                         (5,812)
                                               ------------    ------------    ------------
Balances at December 31, 2002                  $       (170)   $     (3,433)   $    897,232
                                               ============    ============    ============

See accompanying notes

                             HEALTH CARE REIT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31
                                                            --------------------------------------------
                                                                2002            2001           2000
                                                            ------------    ------------    ------------
                                                                           (IN THOUSANDS)

OPERATING ACTIVITIES
Net income                                                  $     67,659    $     60,549    $     68,056
Adjustments to reconcile net income to
     net cash provided from operating
     activities:
         Provision for depreciation                               40,350          30,464          22,961
         Amortization                                              3,928           2,977           2,255
         Provision for loan losses                                 1,000           1,000           1,000
         Loss on investment                                                                        2,000
         Impairment of assets                                      2,298
         Commitment fees earned
              greater than cash received                          (1,530)         (1,039)         (1,960)
         Rental income in excess of
              cash received                                       (9,256)         (6,614)         (6,732)
         Equity in earnings of affiliated companies                  (15)           (332)           (318)
         (Gain) loss on sales of properties                        1,032           1,250          (1,684)
         Increase (decrease) in accrued expenses and
              other liabilities                                    1,320           3,249          (4,827)
         Decrease (increase) in receivables and
              other assets                                        (1,419)         (2,822)            264
                                                            ------------    ------------    ------------
 Net cash provided from operating activities                     105,367          88,682          81,015

 INVESTING ACTIVITIES
     Investment in real property                                (409,706)       (147,081)        (46,449)
     Investment in loans receivable                              (88,516)        (48,284)        (34,631)
     Other investments, net of payments                             (228)           (913)         (1,828)
     Principal collected on loans                                 92,970          94,337          70,567
     Proceeds from sale of properties                             52,279          22,579         108,866
     Other                                                          (229)           (262)           (742)
                                                            ------------    ------------    ------------
Net cash provided from (used in) investing activities           (353,430)        (79,624)         95,783

FINANCING ACTIVITIES
     Net increase (decrease) under line of
         credit arrangements                                     109,500        (119,900)        (57,600)
     Proceeds from issuance of senior notes and secured
         debt                                                    150,000         175,000
     Principal payments on
         senior notes and secured debt                           (76,633)        (48,840)        (41,491)
     Net proceeds from the issuance of common stock              166,534          82,999           4,129
     Increase in deferred loan expense                            (4,475)         (6,065)           (794)
     Cash distributions to stockholders                          (97,139)        (85,270)        (80,327)
                                                            ------------    ------------    ------------
Net cash provided from (used in) financing activities            247,787          (2,076)       (176,083)
                                                            ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents                    (276)          6,982             715
Cash and cash equivalents at beginning of year                     9,826           2,844           2,129
                                                            ------------    ------------    ------------
Cash and cash equivalents at end of year                    $      9,550    $      9,826    $      2,844
                                                            ============    ============    ============

Supplemental cash flow information-interest paid            $     39,466    $     29,014    $     39,638
                                                            ============    ============    ============


See accompanying notes

                             Health Care REIT, Inc.
                   Notes to Consolidated Financial Statements

1. ACCOUNTING POLICIES AND RELATED MATTERS

INDUSTRY

We are a self-administered, equity real estate investment trust that invests primarily in long-term care facilities, which include skilled nursing and assisted living facilities. We also invest in specialty care facilities.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LOANS RECEIVABLE

Loans receivable consist of long-term mortgage loans, working capital loans and subdebt investments. Interest income on loans is recognized as earned based upon the principal amount outstanding. The mortgage loans are primarily collateralized by a first mortgage on or an assignment of a partnership interest in the related facilities, which consist of skilled nursing, assisted living and specialty care facilities. The working capital loans are generally secured by second mortgages or interests in receivables. Subdebt investments represent debt instruments to operators of facilities that have been financed by us. These obligations are generally secured by the operator's leasehold rights and corporate guaranties.

REAL PROPERTY OWNED

Substantially all of the properties owned by us are leased under operating leases and are recorded at cost. These properties are depreciated on a straight-line basis over their estimated useful lives which range from fifteen to forty years for buildings and five to twelve years for improvements. The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that the depreciable life may need to be changed. We consider external factors relating to each asset. If these external factors and the projected undiscounted cash flows of the asset over the remaining depreciation period indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair market value. The leases generally extend for a minimum 10-year period and provide for payment of all taxes, insurance and maintenance by the tenants. In general, operating lease income includes base rent payments plus fixed annual rent increases, which are recognized on a straight-line basis over the minimum lease period. This income is greater than the amount of cash received during the first half of the lease term.

CAPITALIZATION OF CONSTRUCTION PERIOD INTEREST

We capitalize interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates our cost of financing.

We capitalized interest costs of $170,000, $841,000 and $3,079,000 during 2002, 2001 and 2000, respectively, related to construction of real property owned by us. Our interest expense reflected in the consolidated statements of income has been reduced by the amounts capitalized.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectibility of loan payments. We regularly evaluate the collectibility of our loans receivable based on a combination of factors. These factors include delinquency status (as determined by frequency of payments), historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying property. If these factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. At December 31, 2002, we had loans with outstanding balances of $15,311,000 on non-accrual status.

DEFERRED LOAN EXPENSES

Deferred loan expenses are costs incurred by us in connection with the issuance of short-term and long-term debt. We amortize these costs over the term of the debt using the straight-line method, which approximates the interest yield method.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less.

EQUITY INVESTMENTS

We have an investment in Atlantic Healthcare Finance L.P., a property group that specializes in the financing, through sale and leaseback transactions, of nursing and care homes located in the United Kingdom. This investment is accounted for under the equity method of accounting because we have the ability to exercise significant influence, but not control, over the investee due to our 31% ownership interest.

Other equity investments, which consist of investments in private and public companies for which we do not have the ability to exercise influence, are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. For investments in public companies that have readily determinable fair market values, we classify our equity investments as available-for-sale and, accordingly, record these investments at their fair market values with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders' equity. These investments represent a minimal ownership interest in these companies.

FOREIGN CURRENCY TRANSLATION

For our investment in Atlantic Healthcare Finance L.P., the functional currency is the local currency. The income and expenses of the entity are translated into U.S. dollars using the average exchange rates for the reporting period to derive our equity earnings. Translation adjustments are recorded in accumulated other comprehensive income, a separate component of stockholders' equity.

COMMITMENT FEES

Commitment fees are earned by us for our agreement to provide direct and standby financing to, and credit enhancement for, owners and operators of health care facilities. We amortize commitment fees over the initial fixed term of the lease, the mortgage or the construction period related to these investments.

FEDERAL INCOME TAX

No provision has been made for federal income taxes since we have elected to be treated as a real estate investment trust under the applicable provisions of the Internal Revenue Code, and we believe that we have met the requirements for qualification as a real estate investment trust for each taxable year. See Note 10.

STOCK-BASED COMPENSATION

We have elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our stock options as permitted under FASB Statement No. 123 ("FASB 123"), Accounting for Stock-Based Compensation, and, accordingly, recognize no compensation expense for the stock option grants when the market price on the underlying stock on the date of the grant equals the exercise price of the stock option. See Note 8 for more information about our stock-based compensation plans.

The following table illustrates the effect on net income available to common stockholders if we had applied the fair value recognition provisions of FASB 123 to stock-based compensation for options granted since 1995 (in thousands, except per share data):

                                                      YEAR ENDED DECEMBER 31
                                               ------------------------------------
                                                  2002         2001         2000
                                               ----------   ----------   ----------
Numerator:
Net income available to common
    stockholders - as reported                 $   55,191   $   47,044   $   54,566

Deduct: Total stock based employee
    compensation expense determined
    under fair value based method for
    all awards, net of related tax effects            539          465          267
                                               ----------   ----------   ----------
Net income available to common
    stockholders - pro forma                   $   54,652   $   46,579   $   54,299
                                               ==========   ==========   ==========

Denominator:
Basic weighted average shares -
    as reported and pro forma                      36,702       30,534       28,418

Effect of dilutive securities:
    Employee stock options - pro forma                394          178
    Non-vested restricted shares                      162          255          225
                                               ----------   ----------   ----------

Dilutive potential common shares                      556          433          225
                                               ----------   ----------   ----------
Diluted weighted average shares -
    pro forma                                      37,258       30,967       28,643
                                               ==========   ==========   ==========

Net income available to common
    stockholders per share - as reported
        Basic                                  $     1.50   $     1.54   $     1.92
        Diluted                                      1.48         1.52         1.91
Net income available to common
    stockholders per share - pro forma
        Basic                                        1.49         1.53         1.91
        Diluted                                      1.47         1.50         1.90

The pro forma effect on net income available to common stockholders for 2002 is not representative of the pro forma effect on net income available to common stockholders in future years because of the number of options awarded.

The fair value of each option grant is estimated on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                      2002            2001            2000
                                  ------------    ------------    ------------

Dividend yield                             8.0%            9.3%           12.0%
Expected volatility                       24.3%           24.3%           24.4%
Risk-free interest rate                   3.44%           3.44%           5.14%
Expected life (in years)                     7               7               7
Weighted-average fair value       $       2.10    $       1.43    $       0.63

NET INCOME PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares for the period adjusted for non-vested shares of restricted stock. The computation of diluted earnings per share is similar to basic earnings per share, except that the number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes unrealized gains or losses on our equity investments ($12,000 and $78,000 at December 31, 2002 and 2001, respectively) and foreign currency translation adjustments (($182,000) and ($1,001,000) at December 31, 2002 and 2001, respectively). These items are included as components of stockholders' equity.

NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, that we are required to adopt for fiscal years beginning after May 15, 2002, with transition provisions for certain matters. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We do not expect the adoption of this Statement to have a material impact on the consolidated financial statements, except that the extraordinary losses on extinguishments of debt recorded in 2001 and 2002 will be reclassified to income from continuing operations in the consolidated statements of income and any future gains or losses on debt extinguishments will be similarly treated.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation will significantly change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payments under the guaranty is remote. The Interpretation's disclosure requirements are effective for the current year's financial statements. We have included appropriate disclosures of guarantees of debt in Note 11.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, that we are required to adopt for fiscal years beginning after December 15, 2002, with transition provisions for certain matters. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have revised our disclosures in accordance with these rules and intend to record the expense related to stock-based compensation under the fair value based method of accounting on a prospective basis effective January 1, 2003. The projected impact on 2003 diluted earnings per share is not expected to have a material effect.

2. LOANS RECEIVABLE

The following is a summary of loans receivable (in thousands):

                                               DECEMBER 31
                                       ---------------------------
                                            2002           2001
                                       ------------   ------------
Mortgage loans                         $    178,942   $    211,722
Working capital loans                        28,255         27,583
Mortgage loans to related parties               819            821
Subdebt investments                          14,578         23,448
                                       ------------   ------------

                  TOTALS               $    222,594   $    263,574
                                       ============   ============


Loans to related parties (an entity whose ownership includes one Company director) included above are at rates comparable to other third-party borrowers equal to or greater than our net interest cost on borrowings to support such loans. The amount of interest income and commitment fees from related parties amounted to $59,000, $108,000 and $152,000 for 2002, 2001 and 2000,
respectively.

The following is a summary of mortgage loans at December 31, 2002:

 Final     Number                                                          Principal
Payment     of                                                             Amount at             Carrying
  Due      Loans                    Payment Terms                          Inception              Amount
-------    ------       ------------------------------------------       --------------       ------------
                                                                                     (In thousands)

  2003       4          Monthly payments from $36,520 to $200,971,       $       38,230        $    35,527
                        including interest from 10.50% to 18.00%

  2005       8          Monthly payments from $8,082 to $84,491,                 28,227             28,227
                        including interest from 11.00% to 12.67%

  2006       6          Monthly payments from $3,958 to $250,000,                30,125             27,159
                        including interest from 8.11% to 12.93%

  2007       2          Monthly payments from $45,421 to $78,829,                17,198             12,540
                        including interest from 10.78% to 11.00%

  2008       1          Monthly payments of $89,963,                              7,400              7,145
                        including interest of 15.11%

  2009       2          Monthly payments from $4,605 to $78,234,                  3,130              2,385
                        including interest from 6.75% to 12.17%

  2012       1          Monthly payments of $112,183,                            12,700             12,700
                        including interest of 10.60%

  2014       1          Monthly payments of $2,750,                                 280                280
                        including interest of 12.00%

  2015       2          Monthly payments from $20,399 to $56,133,                 7,618              7,566
                        including interest from 10.00% to 11.85%

  2017       1          Monthly payments of $6,464,                               7,600              1,321
                        including interest of 8.11%

  2019       10         Monthly payments from $23,563 to $52,603,                44,911             44,911
                        including interest of 10.00%
                                                                         --------------       ------------
                                  TOTALS                                 $      197,419       $    179,761
                                                                         ==============       ============

3. REAL PROPERTY OWNED

The following table summarizes certain information about our real property owned as of December 31, 2002 (dollars in thousands):

                                NUMBER OF                        BUILDING &          TOTAL         ACCUMULATED
                                FACILITIES         LAND         IMPROVEMENTS      INVESTMENT      DEPRECIATION
                              -------------      -----------    -------------     ------------    -------------
ASSISTED LIVING FACILITIES:
Arizona                             4              $   1,510      $    17,063      $    18,573        $   1,211
California                          7                  8,420           47,224           55,644            1,705
Colorado                            1                    940            3,721            4,661               79
Connecticut                         4                  4,950           33,762           38,712            2,149
Florida                            16                  5,142           66,663           71,805            9,764
Georgia                             3                  3,786           26,741           30,527            3,594
Idaho                               1                    550           14,740           15,290
Illinois                            1                    670            6,780            7,450              150
Indiana                            13                  2,891           60,549           63,440            6,376
Louisiana                           1                  1,100           10,161           11,261            1,400
Maryland                            5                  3,730           53,560           57,290            4,457
Massachusetts                       2                    960           26,715           27,675              416
Mississippi                         1                    560            5,790            6,350              130
Montana                             2                    910            7,282            8,192              601
Nevada                              3                  2,086           26,235           28,321            3,324
New Jersey                          4                  5,337           31,074           36,411            3,690
New York                            3                  2,320           23,980           26,300            1,770
North Carolina                     12                  7,993           63,795           71,788            7,354
Ohio                                7                  2,525           31,898           34,423            3,153
Oklahoma                           16                  1,928           24,346           26,274            4,334
Oregon                              3                  1,677           14,139           15,816            1,006
Pennsylvania                        4                  1,951           17,259           19,210            1,755
South Carolina                      5                  2,072           19,087           21,159            1,716
Tennessee                           5                  1,835           15,527           17,362            1,264
Texas                              17                  5,013           60,147           65,160            8,380
Utah                                1                  1,059            6,141            7,200              310
Virginia                            1                    950            7,553            8,503              197
Washington                          1                  1,400            5,476            6,876              551
Wisconsin                           1                    420            4,007            4,427              105
Construction in progress            3                                                    9,828
                              -------              ---------      -----------      -----------        ---------
                                  147                 74,685          731,415          815,928           70,941
Skilled Nursing Facilities:
Arizona                             1                    180            3,988            4,168              609
California                          1                  1,460            3,942            5,402              803
Colorado                            1                    370            6,051            6,421              904
Florida                             9                  4,382           59,036           63,418            7,334
Idaho                               3                  2,010           20,662           22,672            2,858
Illinois                            4                  1,110           22,346           23,456            1,332
Kentucky                            3                    910           16,680           17,590            1,430
Massachusetts                      15                  4,788          128,616          133,404            8,188
Missouri                            3                  1,247           23,133           24,380              166
Ohio                                5                  4,286           62,592           66,878            3,217
Oklahoma                            1                    470            5,673            6,143              790
Oregon                              1                    300            5,316            5,616              767
Pennsylvania                        3                    669           17,584           18,253            3,397
Tennessee                          10                  3,780           61,963           65,743            2,281
Texas                               5                  2,663           37,963           40,626            3,609
Virginia                            1                    680            4,423            5,103               35
                              -------              ---------      -----------      -----------        ---------
                                   66                 29,305          479,968          509,273           37,720
Specialty Care Facilities:
Florida                             1                    979                               979
Illinois                            1                  3,650            7,505           11,155
Massachusetts                       4                  3,425           69,632           73,057            4,918
Construction in progress            1                                                   10,005
                              -------              ---------      -----------      -----------        ---------
                                    7                  8,054           77,137           95,196            4,918
                              -------              ---------      -----------      -----------        ---------
Total Real Property Owned         220              $ 112,044      $ 1,288,520      $ 1,420,397        $ 113,579
                              =======              =========      ===========      ===========        =========

At December 31, 2002, future minimum lease payments receivable under operating leases are as follows (in thousands):


      2003                            $     141,252
      2004                                  143,301
      2005                                  146,762
      2006                                  150,501
      2007                                  154,132
      Thereafter                          1,299,821
                                      -------------

      TOTAL                           $   2,035,769
                                      =============

We converted $33,972,000, $13,683,000 and $60,648,000 of mortgage loans into operating lease properties in 2002, 2001 and 2000, respectively. In 2002, we acquired properties which included the assumption of mortgages totaling $2,248,000. These noncash activities are appropriately not reflected in the accompanying statements of cash flows.

During the year ended December 31, 2002, it was determined that the projected undiscounted cash flows from one assisted living facility, one specialty care facility and one parcel of land did not exceed their respective net book values and impairment charges of $2,298,000 were recorded to reduce the properties to their estimated fair market values. The estimated fair market values of the properties were determined by offers to purchase received from third parties or estimated net sales proceeds.

4. CONCENTRATION OF RISK

As of December 31, 2002, long-term care facilities, which include skilled nursing and assisted living facilities, comprised 92% (93% at December 31, 2001) of our real estate investments and were located in 33 states. Investments in assisted living facilities comprised 57% (63% at December 31, 2001) of our real estate investments. The following table summarizes certain information about our operator concentration as of December 31, 2002 (dollars in thousands):

                                              Number of          Total           Percent of
Concentration by investment:                  Facilities     Investment(1)     Investment(2)
                                              ----------     -------------     -------------
Commonwealth Communities L.L.C.                   14         $   195,552            13%
Merrill Gardens L.L.C.                            18             137,094             9%
Life Care Centers of America, Inc.                17             119,054             8%
Home Quality Management, Inc.                     19             116,664             8%
Alterra Healthcare Corp.                          45             106,319             7%
Remaining Operators                              131             862,574            55%
                                                 ---         -----------           ---
Total                                            244         $ 1,537,257           100%
                                                 ===         ===========           ===

                                              Number of          Total           Percent of
Concentration by revenue:                     Facilities       Revenues(3)       Revenue(4)
                                              ----------     -------------     -------------
Merrill Gardens L.L.C.                            18         $    16,271             10%
Commonwealth Communities L.L.C.                   14              15,987             10%
Alterra Healthcare Corp.                          45              14,207              9%
Home Quality Management, Inc.                     19              13,948              8%
Life Care Centers of America, Inc.                17              10,548              6%
Remaining Operators                              131              95,920             57%
                                                 ---         -----------            ---
Total                                            244         $   166,881            100%
                                                 ===         ===========            ===

----------

(1) Investments include real estate investments and credit enhancements which amounted to $1,529,412,000 and $7,845,000, respectively.

(2) Investments with top five operators comprised 42% of total investments at December 31, 2001.

(3) Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2002.

(4) Revenues from top five operators were 40% and 38% for the years ended December 31, 2001 and 2000, respectively.

5. ALLOWANCE FOR LOAN LOSSES

The following is a summary of the allowance for loan losses (in thousands):

                                           YEAR ENDED DECEMBER 31
                               --------------------------------------------
                                   2002            2001            2000
                               ------------    ------------    ------------

Balance at beginning of year   $      6,861    $      5,861    $      5,587
Provision for loan losses             1,000           1,000           1,000
Charge-offs                          (2,906)                           (726)
                               ------------    ------------    ------------

Balance at end of year         $      4,955    $      6,861    $      5,861
                               ============    ============    ============

In addition, we recorded a $2,000,000 loss during 2000 related to an investment in the preferred stock of a private corporation that became substantially diluted as a result of a recapitalization of that corporation.

6. BORROWINGS UNDER LINE OF CREDIT ARRANGEMENTS AND RELATED ITEMS

We have an unsecured credit arrangement with a consortium of nine banks providing for a revolving line of credit in the amount of $175,000,000, which expires on August 31, 2005. The agreement specifies that borrowings under the revolving line of credit are subject to interest payable in periods no longer than three months on either the agent bank's prime rate of interest or 1.3% over LIBOR interest rate (at our option). In addition, we pay a commitment fee ranging from an annual rate of 0.20% to 0.375% and an annual agent's fee of $50,000. Principal is due upon expiration of the agreement. We have another unsecured line of credit with a bank for a total of $25,000,000, which expires on June 30, 2003. Borrowings under this line of credit are subject to interest at the bank's prime rate of interest (4.25% at December 31, 2002) and are due on demand.

The following information relates to aggregate borrowings under the unsecured line of credit arrangements (in thousands, except percentages):

                                                      YEAR ENDED DECEMBER 31
                                           --------------------------------------------
                                               2002            2001            2000
                                           ------------    ------------    ------------

Balance outstanding at December 31         $    109,500    $          0    $    119,900
Maximum amount outstanding at any
      month end                                 130,000         140,800         185,000
Average amount outstanding (total
      of daily principal balances
      divided by days in year)                   69,180          66,217         140,981
Weighted average interest rate
      (actual interest expense divided
      by average borrowings outstanding)           4.58%           7.67%           7.77%

7. SENIOR NOTES AND OTHER LONG-TERM OBLIGATIONS

We have $515,000,000 of unsecured senior notes with annual interest rates ranging from 7.50% to 8.17%.

During the year ended December 31, 2002, we repurchased $35,000,000 of unsecured senior notes that were due in 2003. We incurred expenses of $403,000 related to this repurchase, which was recorded as an extraordinary item. During the year ended December 31, 2001, we repurchased $7,750,000 of our outstanding unsecured senior notes that were due in 2002. We incurred expenses of $213,000 related to this repurchase, which was recorded as an extraordinary item.

We have five mortgage notes payable, collateralized by health care facilities, with annual interest rates ranging from 7.69% to 12.00%.

We have one secured note collateralized by one health care facility with an annual interest rate of 2% over LIBOR (3.38% at December 31, 2002).

We have a $60,000,000 secured line of credit, collateralized by 16 health care facilities, with interest at the prime rate of interest or 2% over LIBOR (at our option), with a floor of 7% (7% at December 31, 2002).

The carrying values of the health care properties securing the mortgages and secured debt totaled $136,023,000 at December 31, 2002.

Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions.

At December 31, 2002, the annual principal payments on these long-term obligations are as follows (in thousands):

                        SENIOR      SECURED LINE     SECURED
                         NOTES       OF CREDIT         NOTE         MORTGAGES      TOTALS
                     ------------   ------------   ------------   ------------   ------------

2003                 $          0   $          0   $          0   $        400   $        400
2004                       40,000                         4,000            475         44,475
2005                                                                       860            860
2006                       50,000                                          398         50,398
2007                      175,000                                          430        175,430
2008                      100,000                                          464        100,464
2009                                                                       501            501
Thereafter                150,000                                       44,303        194,303
                     ------------   ------------   ------------   ------------   ------------
   TOTALS            $    515,000   $          0   $      4,000   $     47,831   $    566,831
                     ============   ============   ============   ============   ============

8. STOCK INCENTIVE PLANS AND RETIREMENT ARRANGEMENTS

Our 1995 Stock Incentive Plan authorizes up to 3,768,000 shares of common stock to be issued at the discretion of the Board of Directors. The 1995 Plan replaced the 1985 Incentive Stock Option Plan. The options granted under the 1985 Plan continue to vest through 2005 and expire ten years from the date of the grant. Our officers and key salaried employees are eligible to participate in the 1995 Plan. The 1995 Plan allows for the issuance of stock options, restricted stock grants and Dividend Equivalency Rights. There were no Dividend Equivalency Rights outstanding under the 1995 Plan for any of the years presented. In addition, we have a Stock Plan for Non-Employee Directors, which authorizes up to 384,000 shares to be issued.

The following summarizes the stock option activity in these three plans (shares in thousands):

                                                           Year ended December 31
                                     -----------------------------------------------------------------
                                             2002                   2001                   2000
                                     --------------------   --------------------   -------------------
                                      NUMBER     AVERAGE     Number      Average    Number    Average
                                       OF        EXERCISE      of       Exercise      of      Exercise
 Stock Options                        SHARES      PRICE      Shares      Price      Shares     Price
---------------                      --------    --------   --------    --------   --------   --------
Options at beginning of year            2,337    $  21.23      1,953    $  20.34      1,813   $  21.62
Options granted                            40       27.17        515       23.89        507      16.79
Options exercised                        (821)      20.54       (111)      18.63
Options terminated                                               (20)      17.73       (367)     21.76
                                     --------    --------   --------    --------   --------   --------
Options at end of year                  1,556    $  21.74      2,337    $  21.23      1,953   $  20.34
                                     ========    ========   ========    ========   ========   ========

Options exercisable at end of year        838    $  21.98      1,161    $  21.27        949   $  21.32

Weighted average fair value of
   options granted during the year               $   2.10               $   1.43              $   0.63

Vesting periods for options and restricted shares range from six months to ten years. Options expire ten years from the date of grant. We issued 8,000, 75,750 and 77,250 restricted shares during 2002, 2001 and 2000, respectively, including 8,000, 8,000 and 8,000 shares for directors in 2002, 2001 and 2000, respectively. Expense, which is recognized as the restricted shares vest based on the market value at the date of the award, totaled $1,555,000, $1,164,000 and $1,090,000 in 2002, 2001 and 2000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):

                                 Options Outstanding                       Options Exercisable
                    ---------------------------------------------    ------------------------------
                                                      Weighted
 Range of Per                         Weighted         Average                          Weighted
Share Exercise        Number          Average         Remaining        Number           Average
    Prices          Outstanding    Exercise Price   Contract Life    Exercisable     Exercise Price
--------------      -----------    --------------   -------------    -----------     --------------

   $16-$20               624           $17.75            6.8             322             $17.93
   $20-$25               743            23.46            7.1             327              23.46
   $25-$30               189            26.31            6.0             189              26.31
                       -----           ------            ---             ---             ------
                       1,556           $21.74            6.8             838             $21.98
                       =====           ======            ===             ===             ======

We have a 401(k) Profit Sharing Plan and a Money Purchase Pension Plan (which has been merged into the 401(k) Profit Sharing Plan effective September 30,
2002) covering all eligible employees. Under these plans, eligible employees may make contributions, and we may make matching contributions and a profit sharing contribution. Our contributions to these plans totaled $184,000, $175,000 and $171,000 in 2002, 2001 and 2000, respectively.

We have a non-qualified senior executive retirement plan designed to provide pension benefits for certain officers. Pension benefits are based on compensation and length of service and the plan is unfunded. The accrued liability for the plan was $206,000 at December 31, 2002 ($41,000 at December 31, 2001).

9. PREFERRED STOCK

In January 1999, we sold 3,000,000 shares of Series C Cumulative Convertible Preferred Stock. These shares have a liquidation value of $25.00 per share and will pay dividends equivalent to the greater of (i) the annual dividend rate of $2.25 per share (a quarterly dividend rate of $0.5625 per share); or (ii) the quarterly dividend then payable per common share on an as converted basis. The preferred shares are convertible into common stock at a conversion price of $25.625 per share. We have the right to redeem the preferred shares after five years.

During the year ended December 31, 2002, the holder of our Series C Cumulative Convertible Preferred Stock converted 900,000 shares into 878,000 shares of common stock, leaving 2,100,000 shares outstanding at December 31, 2002.

We have 3,000,000 shares of 8.875% Series B Cumulative Redeemable Preferred Stock outstanding with a liquidation preference of $25.00 per share. Dividends are payable quarterly in arrears. On and after May 1, 2003, these preferred shares may be redeemed for cash at our option, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends on these shares to the redemption date.

10. INCOME TAXES AND DISTRIBUTIONS

To qualify as a real estate investment trust for federal income tax purposes, 90% of taxable income must be distributed to stockholders. Real estate investment trusts that do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The principal reasons for the difference between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, different useful lives and depreciation methods for real property and the provision for losses for reporting purposes versus bad debt expense for tax purposes. Cash distributions paid to common stockholders, for federal income tax purposes, are as follows:

                                YEAR ENDED DECEMBER 31
                       ------------------------------------------
                          2002           2001           2000
                       ------------   ------------   ------------
Per Share:
   Ordinary income     $      1.655   $      1.673   $      2.330
   Return of capital          0.671          0.648          0.000
   Capital gains              0.014          0.019          0.005
                       ------------   ------------   ------------
       TOTALS          $      2.340   $      2.340   $      2.335
                       ============   ============   ============

11. COMMITMENTS AND CONTINGENCIES

We have guaranteed the payment of industrial revenue bonds for one assisted living facility, in the event that the present owner defaults upon its obligations. In consideration for this guaranty, we receive and recognize fees annually related to this agreement. This guaranty expires upon the repayment of the industrial revenue bonds which currently mature in 2009. At December 31, 2002, we were contingently liable for $3,195,000 under this guaranty.

In addition, we have an outstanding letter of credit issued to a bank, which bank provided additional financing for a project on which we have a first mortgage. We have also partially guaranteed the payment of loans made by the bank on this project. The letter of credit currently matures in 2003 and the guaranties expire upon the repayment of the loans, which currently mature in 2003. At December 31, 2002, obligations under these agreements for which we were contingently liable aggregated approximately $4,650,000.

As of December 31, 2002, we had approximately $42,885,000 of unfunded construction commitments.

On November 20, 2002, Doctors Community Health Care Corporation and five subsidiaries filed for Chapter 11 bankruptcy protection. Doctors has stated that the bankruptcy filing was due to the bankruptcy of National Century Financial Enterprises and affiliates, who halted payments to health care providers, including Doctors. We have provided mortgage financing to Doctors in the form of a loan secured by Pacifica Hospital of the Valley in Sun Valley, CA, a property that is owned by one of the debtor subsidiaries. The outstanding principal balance of the loan is approximately $18.8 million at December 31, 2002. Based upon an appraisal and historical performance of Pacifica Hospital, we expect to receive payment in full of the outstanding principal and accrued interest, which we believe we are entitled to as an oversecured creditor. We do not currently intend to recognize any interest on the loan if payment is not received.

Alterra Healthcare Corporation filed for Chapter 11 bankruptcy protection on January 23, 2003. We have a master lease with Alterra for 45 assisted living facilities with a depreciated book value of $106 million at December 31, 2002. We expect Alterra to remain current on rent payments and to assume the master lease at current rental levels.

12. STOCKHOLDER RIGHTS PLAN

Under the terms of a Stockholder Rights Plan approved by our Board of Directors in July 1994, a preferred share right is attached to and automatically trades with each outstanding share of common stock.

The rights, which are redeemable, will become exercisable only in the event that any person or group becomes a holder of 15% or more of our common stock, or commences a tender or exchange offer, which, if consummated, would result in that person or group owning at least 15% of our common stock. Once the rights become exercisable, they entitle all other stockholders to purchase one one-thousandth of a share of a new series of junior participating preferred stock for an exercise price of $48.00. The rights will expire on August 5, 2004, unless exchanged earlier or redeemed earlier by us for $0.01 per right at any time before public disclosure that a 15% position has been acquired.

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                      YEAR ENDED DECEMBER 31
                                             ------------------------------------------
                                                 2002           2001           2000
                                             ------------   ------------   ------------

Numerator for basic and diluted earnings
per share - net income available to common
stockholders                                 $     55,191   $     47,044   $     54,566
                                             ============   ============   ============

Denominator for basic earnings per
share - weighted average shares                    36,702         30,534         28,418

Effect of dilutive securities:
      Employee stock options                          437            238
      Non-vested restricted shares                    162            255            225
                                             ------------   ------------   ------------

Dilutive potential common shares                      599            493            225
                                             ------------   ------------   ------------

Denominator for diluted earnings per
share - adjusted weighted average shares           37,301         31,027         28,643
                                             ============   ============   ============

Basic earnings per share                     $       1.50   $       1.54   $       1.92
                                             ============   ============   ============
Diluted earnings per share                   $       1.48   $       1.52   $       1.91
                                             ============   ============   ============

The diluted earnings per share calculation excludes the dilutive effect of 10,000, 1,301,000 and 1,954,000 options for 2002, 2001 and 2000, respectively, because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

14. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Mortgage Loans -- The fair value of all mortgage loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Working Capital Loans and Subdebt Investments -- The carrying amount is a reasonable estimate of fair value based on the interest rates received, which approximates current market rates.

Cash and Cash Equivalents -- The carrying amount approximates fair value.

Equity Investments -- Equity investments are recorded at their fair market value.

Borrowings Under Line of Credit Arrangements and Secured Debt -- The carrying amount of the lines of credit and secured debt approximates fair value because the borrowings are interest rate adjustable.

Senior Unsecured Notes -- The fair value of the senior unsecured notes payable was estimated by discounting the future cash flows using the current borrowing rate available to us for similar debt.

Mortgage Notes Payable -- Mortgage notes payable is a reasonable estimate of fair value based on the interest rates paid, which approximates current market rates.

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

                                      DECEMBER 31, 2002             December 31, 2001
                                  ---------------------------   ---------------------------
                                    CARRYING          FAIR        Carrying         Fair
                                     AMOUNT          VALUE         Amount         Value
                                  ------------   ------------   ------------   ------------
Financial Assets:
      Mortgage loans              $    179,761   $    192,037   $    212,543   $    229,422
      Working capital loans             28,255         28,255         27,583         27,583
      Subdebt investments               14,578         14,578         23,448         23,448
      Cash and cash equivalents          9,550          9,550          9,826          9,826
      Equity investments                    12             12             78             78

Financial Liabilities:
      Borrowings under line of
          credit arrangements          109,500        109,500
      Senior unsecured notes           515,000        616,478        412,250        418,179
      Secured debt                       4,000          4,000         33,000         33,000
      Mortgage notes payable            47,831         47,831         45,966         45,966


15. DISCONTINUED OPERATIONS

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. We adopted the standard effective January 1, 2002.

During the year ended December 31, 2002, we sold eight assisted living facilities, one specialty care facility and one parcel of land with carrying values of $53,311,000 for a net loss of $1,032,000. In accordance with Statement No. 144, we have reclassified the income and expenses attributable to these properties to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying the properties as discontinued operations (in thousands):

                                                    YEAR ENDED DECEMBER 31
                                          ------------------------------------------
                                              2002           2001           2000
                                          ------------   ------------   ------------
Revenues:
     Operating lease rents                $      3,763   $      5,751   $      5,790

Expenses:
      Interest expense                           1,016          1,669          1,767
      Provision for depreciation                 1,039          1,502          1,523

                                          ------------   ------------   ------------
Income from discontinued operation, net   $      1,708   $      2,580   $      2,500
                                          ============   ============   ============

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per share data):

                                                 YEAR ENDED DECEMBER 31, 2002
                                   ----------------------------------------------------------
                                    1ST QUARTER    2ND QUARTER    3RD QUARTER  4TH QUARTER(1)
                                   ------------   ------------   ------------  --------------

Revenues                           $     36,074   $     39,365   $     42,255   $     45,424
Income before extraordinary item         15,889         17,235         19,763         15,175
Income before extraordinary item
      per share:
          Basic                            0.48           0.49           0.51           0.39
          Diluted                          0.47           0.48           0.50           0.38
Net income available to
      common stockholders                12,511         13,490         16,885         12,303
Net income available to
      common stockholders
      per share:
          Basic                            0.38           0.38           0.44           0.31
          Diluted                          0.37           0.37           0.43           0.31

                                                 YEAR ENDED DECEMBER 31, 2001
                                   ----------------------------------------------------------
                                    1ST QUARTER    2ND QUARTER    3RD QUARTER  4TH QUARTER(2)
                                   ------------   ------------   ------------  --------------

Revenues                           $     31,140   $     31,327   $     33,396   $     33,506
Income before extraordinary item         15,204         15,124         17,180         13,254
Income before extraordinary item
      per share:
          Basic                            0.53           0.52           0.53           0.41
          Diluted                          0.53           0.51           0.52           0.40
Net income available to
      common stockholders                11,827         11,747         13,591          9,879
Net income available to
      common stockholders
      per share:
          Basic                            0.41           0.41           0.42           0.30
          Diluted                          0.41           0.40           0.41           0.30

----------

(1) The decrease in net income and amounts per share is primarily attributable to impairment of assets, losses on sales of properties and a common stock issuance recorded in fourth quarter 2002.

(2) The decrease in net income and amounts per share is primarily attributable to losses on sales of properties recorded in fourth quarter 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information under the heading "Election of Three Directors" and "Executive Officers of the Company" in our definitive proxy statement which will be filed with the Securities and Exchange Commission prior to April 11, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the heading "Remuneration" in our definitive proxy statement which will be filed with the Securities and Exchange Commission prior to April 11, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item is incorporated herein by reference to the information under the headings "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Equity Compensation Plan Information" in our definitive proxy statement which will be filed with the Securities and Exchange Commission prior to April 11, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement which will be filed with the Securities and Exchange Commission prior to April 11, 2003.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2002, and the evaluation date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) 1.    Our Consolidated Financial Statements are included in Part II, Item 8:

          Report of Independent Auditors...................................30
          Consolidated Balance Sheets - December 31, 2002 and 2001.........31
          Consolidated Statements of Income - Years ended December 31,
                 2002, 2001 and 2000.......................................32
          Consolidated Statements of Stockholders' Equity - Years ended
                 December 31, 2002, 2001 and 2000..........................33
          Consolidated Statements of Cash Flows - Years ended
                 December 31, 2002, 2001 and 2000..........................34
          Notes to Consolidated Financial Statements ......................35

     2.   The following Financial Statement Schedules are included in Item
          15 (d):

          III -  Real Estate and Accumulated Depreciation
          IV  -  Mortgage Loans on Real Estate

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.   Exhibit Index:

          3.1 Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company's Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).

          3.2 Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of Health Care REIT, Inc. (filed with the Commission as Exhibit 3.1 to the Company's Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).

          3.3 Certificate of Designation of 8 7/8% Series B Cumulative Redeemable Preferred Stock of Health Care REIT, Inc. (filed with the Commission as Exhibit 3.1 to the Company's Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).

          3.4 Certificate of Designations, Preferences and Rights of Series C Cumulative Convertible Preferred Stock of Health Care REIT, Inc. (filed with the Commission as Exhibit 3.1 to the Company's Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).

          3.5 Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company's Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).

          3.6 Amended and Restated By-Laws of the Registrant (filed with the Commission as Exhibit 3.1 to the Company's Form 8-K filed October 24, 1997, and incorporated herein by reference thereto).

          4.1 The Company, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument which defines the rights of holders of long-term debt of Company authorizes a total amount of securities not in excess of 10% of the total assets of the Company.

          4.2 Series A Junior Participating Preferred Share Purchase Rights Agreement, dated as of July 19, 1994 (filed with the Commission as Exhibit 2 to the Company's Form 8-A filed August 3, 1994 (File No. 1-8923)), and incorporated herein by reference thereto).

          4.3 Indenture dated as of April 17, 1997 by and between Health Care REIT, Inc. and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company's Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).

                4.4 First Supplemental Indenture dated as of April 17, 1997 by and between Health Care REIT, Inc. and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company's Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).

                4.5 Second Supplemental Indenture dated as of March 13, 1998 between Health Care REIT, Inc. and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company's Form 8-K filed March 11, 1998, and incorporated herein by reference thereto).

                4.6 Third Supplemental Indenture dated as of March 18, 1999 between Health Care REIT, Inc. and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company's Form 8-K filed March 17, 1999, and incorporated herein by reference thereto).

                4.7 Fourth Supplemental Indenture dated as of August 10, 2001 between Health Care REIT, Inc. and Fifth Third Bank (filed with the Commission as Exhibit 4.2 of the Company's Form 8-K filed August 9, 2001, and incorporated herein by reference thereto).

                4.8 Form of Indenture for Senior Debt Securities (filed with the Commission as Exhibit 4.8 to the Company's Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).

                4.9 Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 of the Company's Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).

                4.10 Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 of the Company's Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).

                4.11 Indenture for Senior Debt Securities, dated as of September 6, 2002, by and between Health Care REIT, Inc. and Fifth Third Bank (filed with the Commission as
                        Exhibit 4.1 of the Company's Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).

                4.12 Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, by and between Health Care REIT, Inc. and Fifth Third Bank (filed with the Commission as
                        Exhibit 4.2 of the Company's Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).

                10.1 Amended and Restated Loan Agreement dated the 23rd day of August, 2002, by and among Health Care REIT, Inc. and its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Warburg LLC, as documentation agent (filed with the Commission as Exhibit 10.1 of the Company's Form 8-K filed August 30, 2002, and incorporated herein by reference thereto).

                10.2 Credit Agreement by and among Health Care REIT, Inc., and certain subsidiaries, Bank United and other lenders party thereto, dated as of February 24, 1999 (filed with the Commission as Exhibit 10.7 to the Company's Form 10-K filed March 26, 2001, and incorporated herein by reference thereto).

                10.3 Amendment No. 1 to Credit Agreement by and among Health Care REIT, Inc. and certain subsidiaries, Bank United and other lenders party thereto, dated as of April 5, 1999 (filed with the Commission as Exhibit 10.10 to the Company's Form 10-K filed March 26, 2001, and incorporated herein by reference thereto).

                10.4 Credit Agreement by and between Health Care REIT, Inc. and Fifth Third Bank, dated as of May 31, 2002 (filed with the Commission as Exhibit 10.1 to the Company's Form 10-Q filed August 14, 2002, and incorporated herein by reference thereto).

                10.5 Amended and Restated Note Purchase Agreement among Health Care REIT, Inc. and each of the Purchasers a Party Thereto dated as of March 28, 1997 (the $52,000,000 Note Purchase Agreement) (filed with the Commission as Exhibit 10.2 to Company's Form 8-K filed April 8, 1997, and incorporated herein by reference thereto).

                10.6 Amended and Restated Note Purchase Agreement among Health Care REIT, Inc. and each of the Purchasers a Party Thereto dated as of March 28, 1997 (the $30,000,000 Note Purchase Agreement) (filed with the Commission as Exhibit 10.3 to Company's Form 8-K filed April 8, 1997, and incorporated herein by reference thereto).

                10.7 The 1985 Incentive Stock Option Plan of Health Care REIT, Inc., and the First Amendment to the 1985 Incentive Stock Option Plan (filed with the Commission as Exhibit 4(b) to the Company's Form S-8 (File No. 33-46561) filed March 20, 1992, and incorporated herein by reference thereto).*

                10.8 Second Amendment to the 1985 Incentive Stock Option Plan of Health Care REIT, Inc. (filed with the Commission as
                        Exhibit 4.3 to the Company's Form S-8 (File No. 333-01237) filed February 27, 1996, and incorporated herein by reference thereto).*

                10.9 Third Amendment to the 1985 Incentive Stock Option Plan of Health Care REIT, Inc. (filed with the Commission as
                        Exhibit 4.4 to the Company's Form S-8 (File No. 333-01237) filed with the Commission February 27, 1996, and incorporated herein by reference thereto).*

                10.10 The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995, and incorporated herein by reference thereto).*

                10.11 First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as
                        Exhibit 4.2 to the Company's Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*

                10.12 Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as
                        Exhibit 4.3 to the Company's Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*

                10.13 Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (as filed with the Commission as Exhibit 10.5 to the Company's Form 10-Q filed May 13, 1997, and incorporated herein by reference thereto).*

                10.14 Amended and Restated Employment Agreement, effective January 1, 2000, by and between Health Care REIT, Inc. and George L. Chapman (filed with the Commission as
                        Exhibit 10.12 to the Company's Form 10-K filed March 25, 2002, and incorporated herein by reference thereto).*

                10.15 Amended and Restated Employment Agreement, effective January 1, 2000, by and between Health Care REIT, Inc. and Raymond W. Braun (filed with the Commission as
                        Exhibit 10.13 to the Company's Form 10-K filed March 25, 2002, and incorporated herein by reference thereto).*

                10.16 Amended and Restated Employment Agreement, effective January 1, 2000, by and between Health Care REIT, Inc. and Erin C. Ibele (filed with the Commission as Exhibit
                        10.14 to the Company's Form 10-K filed March 25, 2002, and incorporated herein by reference thereto).*

                10.17 Amended and Restated Employment Agreement, effective January 1, 2000, by and between Health Care REIT, Inc. and Michael A. Crabtree (filed with the Commission as
                        Exhibit 10.15 to the Company's Form 10-K filed March 25, 2002, and incorporated herein by reference thereto).*

                10.18 Amended and Restated Employment Agreement, effective January 1, 2000, by and between Health Care REIT, Inc. and Charles J. Herman, Jr. (filed with the Commission as
                        Exhibit 10.16 to the Company's Form 10-K filed March 25, 2002, and incorporated herein by reference thereto).*

                10.19 Health Care REIT, Inc. Supplemental Executive Retirement Plan, effective as of January 1, 2001.*

                10.20 Health Care REIT, Inc Executive Loan Program, effective as of August 1999.*

                21.     Subsidiaries of the Company.

                23.     Consent of Ernst & Young LLP, independent auditors.

                24.     Powers of Attorney.

                99.1 Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

                99.2 Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

----------

* Management Contract or Compensatory Plan or Arrangement.

(b)  Reports on Form 8-K filed in the fourth quarter of 2002 and afterwards:

     Form 8-K filed on November 13, 2002, to report the sale of 930,000 shares of common stock and to report the registrant's reclassification of its operations for the year ended December 31, 2001, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     Form 8-K filed on February 6, 2003, to announce that three executive officers entered into 10b5-1 trading plans effective February 5, 2003.

(c)  Exhibits:

     The exhibits listed in Item 15(a)(3) above are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Exchange Act.

(d)  Financial Statement Schedules:

     Financial statement schedules are included in pages 57 through 65.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HEALTH CARE REIT, INC.


                                      By:  /S/ GEORGE L. CHAPMAN
                                           ----------------------------------
                                           Chairman, Chief Executive Officer,
                                           and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 10, 2003, by the following persons on behalf of the Company and in the capacities and on the dates indicated.


        /S/ WILLIAM C. BALLARD, JR.*             /S/ R. SCOTT TRUMBULL*
--------------------------------------     ---------------------------------------------
William C. Ballard, Jr., Director          R. Scott Trumbull, Director



        /S/ PIER C. BORRA*                       /S/ RICHARD A. UNVERFERTH*
--------------------------------------     ---------------------------------------------
Pier C. Borra, Director                    Richard A. Unverferth, Director



        /S/ JEFFREY H. DONAHUE*                 /S/ GEORGE L. CHAPMAN
--------------------------------------     ---------------------------------------------
Jeffrey H. Donahue, Director               George L. Chapman, Chairman, Chief Executive
                                           Officer, and Director (Principal Executive
                                           Officer)


         /S/ PETER J. GRUA*                     /S/ RAYMOND W. BRAUN*
--------------------------------------     ---------------------------------------------
Peter J. Grua, Director
                                           Raymond W. Braun, President, Chief Operating
                                           Officer and Chief Financial Officer
                                           (Principal Financial Officer)


        /S/ SHARON M. OSTER*                    /S/ MICHAEL A. CRABTREE*
--------------------------------------     ---------------------------------------------
Sharon M. Oster, Director                  Michael A. Crabtree, Treasurer
                                           (Principal Accounting Officer)


        /S/ BRUCE G. THOMPSON*             *By: /S/ GEORGE L. CHAPMAN
--------------------------------------     ---------------------------------------------
Bruce G. Thompson, Director                George L. Chapman, Attorney-in-Fact

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, GEORGE L. CHAPMAN, certify that:

     1. I have reviewed this annual report on Form 10-K of Health Care REIT, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 10, 2003
       ---------------


                                         /S/ GEORGE L. CHAPMAN
                                         -----------------------------------
                                         George L. Chapman,
                                         Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, RAYMOND W. BRAUN, certify that:

     1. I have reviewed this annual report on Form 10-K of Health Care REIT, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 10, 2003
       -----------------


                                         /S/ RAYMOND W. BRAUN
                                         -------------------------------------
                                         Raymond W. Braun,
                                         Chief Financial Officer

                             HEALTH CARE REIT, INC.
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2002

                                                 Initial Cost                          Gross Amount at Which
                                                  to Company                         Carried at Close of Period
                                             -------------------                  ---------------------------------
                                                                      Cost
                                                                  Capitalized
                                                     Buildings &  Subsequent to           Buildings &  Accumulated     Year    Year
            Description        Encumbrances  Land   Improvements  Acquisition     Land   Improvements  Depreciation  Acquired  Built
            -----------        ------------  ----   ------------  -------------   ----   ------------  ------------  --------  -----
 ASSISTED LIVING FACILITIES:
 Lake Havasu City, AZ                  $ 0   $ 110    $ 2,244         $ 26       $ 110    $ 2,270         $ 262        1998     1999
 Lake Havasu City, AZ                          450      4,223          110         450      4,333           407        1998     1994
 Mesa, AZ                                      950      9,087                      950      9,087           542        1999     2000
 Tucson, AZ                                             1,373                               1,373                      2002     2002
 Alhambra, CA                                  420      2,534                      420      2,534           125        1999     1999
 Azusa, CA                                     570      3,141                      570      3,141           162        1998     1988
 Encinitas, CA                               1,460      7,721                    1,460      7,721           494        2000     2000
 Fairfield, CA                               1,460     14,040                    1,460     14,040           301        2002     1998
 Marysville, CA                                450      4,172           44         450      4,216           235        1998     1999
 Paso Robles, CA                             1,770      8,630                    1,770      8,630           184        2002     1998
 San Juan Capistrano, CA                     1,390      6,942                    1,390      6,942           204        2000     2002
 Vacaville, CA                                 900                                 900                                 2002
 Highlands Ranch, CO                           940      3,721                      940      3,721            79        2002     1999
 Hamden, CT                                  1,470      4,530                    1,470      4,530            78        2002     1998
 Litchfield, CT                                660      9,652                      660      9,652         1,783        1997     1998
 Rocky Hill, CT                              1,460      7,040                    1,460      7,040           109        2002     1998
 Waterford, CT                               1,360     12,540                    1,360     12,540           179        2002     2000
 Bradenton, FL                                 251      3,298                      251      3,298           667        1996     1995
 Bradenton, FL                                  25        450           54          25        504            65        1999     1968
 Bradenton, FL                                  25        400         (251)         25        149            58        1999     1960
 Bradenton, FL                                 100      1,700          135         100      1,835           245        1999     1996
 Cape Coral, FL                                530      3,281                      530      3,281            69        2002     2000
 Clermont, FL                                  350      5,232          345         350      5,577           756        1996     1997
 Haines City, FL                                80      1,937           90          80      2,027           217        1999     1999
 Lake Wales, FL                                 80      1,939           93          80      2,032           217        1999     1999
 Leesburg, FL                                   70      1,170          130          70      1,300           181        1999     1954
 Margate, FL                                   500      7,303        2,327         500      9,630         1,601        1998     1972
 Naples, FL                                  1,716     17,306                    1,716     17,306         3,316        1997     1999
 North Miami Beach, FL                         300      5,708        1,951         300      7,659         1,173        1998     1987
 Orange City, FL                                80      2,239          201          80      2,440           305        1999     1998
 Sarasota, FL                                  475      3,175                      475      3,175           642        1996     1995
 Vero Beach, FL                                263      3,187                      263      3,187           124        2001     1999
 Vero Beach, FL                                297      3,263                      297      3,263           128        2001     1996
 Atlanta, GA                                 2,059     14,914                    2,059     14,914         1,886        1997     1999
 Roswell, GA                                 1,107      9,627                    1,107      9,627         1,676        1997     1999
 Roswell, GA                                   620      2,200                      620      2,200            32        2002     1997

                                                 Initial Cost                          Gross Amount at Which
                                                  to Company                         Carried at Close of Period
                                             -------------------                  ---------------------------------
                                                                      Cost
                                                                  Capitalized
                                                     Buildings &  Subsequent to           Buildings &  Accumulated     Year    Year
            Description        Encumbrances  Land   Improvements  Acquisition     Land   Improvements  Depreciation  Acquired  Built
            -----------        ------------  ----   ------------  -------------   ----   ------------  ------------  --------  -----
 Twin Falls, ID                    $ 0       $ 550     $ 14,740        $ 0       $ 550      $ 14,740         $ 0       2002     1991
 Urbana, IL                                    670        6,780                    670         6,780         150       2002     1998
 Auburn, IN                                    145        3,511      1,855         145         5,366         567       1998     1999
 Avon, IN                                      170        3,504        842         170         4,346         645       1998     1999
 Boonville, IN                                 190        5,510                    190         5,510         103       2002     2000
 Columbus, IN                                  530        5,170                    530         5,170          98       2002     2001
 Kokomo, IN                                    195        3,709      1,251         195         4,960         591       1997     1999
 LaPorte, IN                                   165        3,674      1,244         165         4,918         586       1998     1999
 Marion, IN                                    175        3,504        898         175         4,402         607       1999     1999
 Merrillville, IN                              643        7,084        476         643         7,560       1,255       1997     1999
 Shelbyville, IN                               165        3,497      1,139         165         4,636         702       1998     1999
 Terre Haute, IN                               175        3,499      1,096         175         4,595         608       1999     1999
 Valparaiso, IN                                112        2,558                    112         2,558         101       2001     1998
 Valparaiso, IN                                108        2,962                    108         2,962         115       2001     1999
 Vincennes, IN                                 118        2,893        673         118         3,566         398       1998     1985
 Kenner, LA                                  1,100       10,036        125       1,100        10,161       1,400       1998     1998
 Lee, MA                                                 18,425                               18,425         338       2002     1998
 Newburyport, MA                               960        8,290                    960         8,290          78       2002     1999
 Ellicott City, MD                           1,320       13,641      1,497       1,320        15,138       2,318       1997     1999
 Harmans, MD                                              3,000      4,730                     7,730         326       2001     1997
 Laurel, MD                                  1,060        8,045                  1,060         8,045         366       2002     1996
 Satyr Hill, MD                                730        8,770      2,773         730        11,543         742       2001     1998
 St. Charles, MD                               620        8,380      2,724         620        11,104         705       2001     1998
 Hattiesburg, MS                               560        5,790                    560         5,790         130       2002     1998
 Butte, MT                                     550        3,957         43         550         4,000         222       1998     1999
 Kalispell, MT                                 360        3,282                    360         3,282         379       1998     1998
 Asheville, NC                                 204        3,489                    204         3,489         383       1999     1999
 Cary, NC                                    1,500        4,350                  1,500         4,350         544       1998     1996
 Chapel Hill, NC                               354        2,646                    354         2,646          14       2002     1997
 Durham, NC                                  1,476       10,659        237       1,476        10,896       1,842       1997     1999
 Elizabeth City, NC                            200        2,760                    200         2,760         307       1998     1999
 Hendersonville, NC                          2,270       11,771        279       2,270        12,050       1,438       1998     1998
 Lexington, NC                                 200        3,900                    200         3,900          19       2002     1997
 Morehead City, NC                             200        3,104                    200         3,104         286       1999     1999
 Pineville, NC                               1,009       10,554        222       1,009        10,776       1,825       1997     1999
 Reidsville, NC                                170        3,830                    170         3,830          19       2002     1998
 Wake Forest, NC                               200        3,003                    200         3,003         365       1998     1999
 Wilmington, NC                                210        2,991                    210         2,991         312       1999     1999
 Brick, NJ                                   1,300        9,394                  1,300         9,394       1,211       1999     1999
 Cranford, NJ                                3,297       14,233                  3,297        14,233       2,296       1996     1973
 Florence, NJ                                  300        2,978                    300         2,978          62       2002     1999
 Hamilton, NJ                                  440        4,469                    440         4,469         121       2001     1998

                                                 Initial Cost                          Gross Amount at Which
                                                  to Company                         Carried at Close of Period
                                             -------------------                  ---------------------------------
                                                                      Cost
                                                                  Capitalized
                                                     Buildings &  Subsequent to           Buildings &  Accumulated     Year    Year
            Description        Encumbrances  Land   Improvements  Acquisition     Land   Improvements  Depreciation  Acquired  Built
            -----------        ------------  ----   ------------  -------------   ----   ------------  ------------  --------  -----
 Gardnerville, NV                  $ 0      $1,326     $ 12,549       $    0     $1,326     $ 12,549     $ 2,089       1998     1999
 Henderson, NV                                 380        9,220           65        380        9,285         994       1998     1998
 Henderson, NV                                 380        4,360           41        380        4,401         241       1999     2000
 Albany, NY                                    400       10,528                     400       10,528       1,522       1996     1997
 Manlius, NY                                   410        3,962                     410        3,962         110       2001     1997
 Ossining, NY                                1,510        9,490                   1,510        9,490         138       2002     1967
 Canton, OH                                    300        2,098                     300        2,098         245       1998     1998
 Findlay, OH                                   200        1,800                     200        1,800         287       1997     1997
 Newark, OH                                    410        5,711                     410        5,711         701       1998     1987
 Piqua, OH                                     204        1,885                     204        1,885         251       1997     1997
 Sagamore Hills, OH                            470        7,881           36        470        7,917         517       1998     2000
 Troy, OH                                      200        2,000                     200        2,000         311       1997     1997
 Westerville, OH                               741        8,287        2,200        741       10,487         841       1998     2001
 Bartlesville, OK                              100        1,380                     100        1,380         273       1996     1995
 Chickasha, OK                                  85        1,395                      85        1,395         269       1996     1996
 Claremore, OK                                 155        1,428                     155        1,428         251       1996     1996
 Duncan, OK                                    103        1,347                     103        1,347         252       1995     1996
 Edmond, OK                                    175        1,564                     175        1,564         287       1995     1996
 Enid, OK                                       90        1,390                      90        1,390         275       1995     1995
 Lawton, OK                                    144        1,456                     144        1,456         269       1995     1996
 Midwest City, OK                               95        1,385                      95        1,385         274       1996     1995
 Norman, OK                                     55        1,484                      55        1,484         329       1995     1995
 North Oklahoma City, OK                        87        1,508                      87        1,508         260       1996     1996
 Oklahoma City, OK                             130        1,350                     130        1,350         258       1995     1996
 Oklahoma City, OK                             220        2,943                     220        2,943         234       1999     1999
 Owasso, OK                                    215        1,380                     215        1,380         241       1996     1996
 Ponca City, OK                                114        1,536                     114        1,536         310       1995     1995
 Shawnee, OK                                    80        1,400                      80        1,400         275       1996     1995
 Stillwater, OK                                 80        1,400                      80        1,400         277       1995     1995
 Eugene, OR                                    600        5,150                     600        5,150          99       2002     2000
 Portland, OR                                  628        3,585          232        628        3,817         360       1998     1999
 Salem, OR                                     449        5,172                     449        5,172         547       1999     1998
 Lebanon, PA                                   400        3,799           18        400        3,817         361       1998     1999
 Saxonburg, PA                                 677        4,669           23        677        4,692         524       1999     1994
 Seven Fields, PA                              484        4,663                     484        4,663         500       1999     1999
 Williamsport, PA                              390        4,068           19        390        4,087         370       1998     1999
 Bluffton, SC                                  700        5,598                     700        5,598         343       1999     2000
 Florence, SC                                  380        2,881                     380        2,881         306       1998     1999
 Hilton Head, SC                               510        6,037                     510        6,037         562       1998     1999
 North Augusta, SC                             332        2,558                     332        2,558         274       1999     1998
 Walterboro, SC                                150        1,838          175        150        2,013         231       1999     1992
 Clarksville, TN                               330        2,292                     330        2,292         265       1998     1998

                                                 Initial Cost                          Gross Amount at Which
                                                  to Company                         Carried at Close of Period
                                             -------------------                  ---------------------------------
                                                                      Cost
                                                                  Capitalized
                                                    Buildings &  Subsequent to           Buildings &   Accumulated     Year    Year
            Description        Encumbrances   Land  Improvements  Acquisition     Land   Improvements  Depreciation  Acquired  Built
            -----------        ------------   ----  ------------  -------------   ----   ------------  ------------  --------  -----
 Columbia, TN                      $ 0      $   341     $ 2,295     $      0     $   341     $ 2,295      $   250       1999    1999
 Knoxville, TN                                  314       2,756                      314       2,756                    2002    1998
 Morristown, TN                                 400       3,808          155         400       3,963          364       1998    1999
 Oak Ridge, TN                                  450       4,066          155         450       4,221          385       1998    1999
 Austin, TX                                     880       9,520                      880       9,520        1,058       1999    1998
 Cedar Hill, TX                                 171       1,490                      171       1,490          258       1997    1996
 Corpus Christi, TX                             155       2,935                      155       2,935          443       1997    1996
 Corpus Christi, TX                             420       4,796                      420       4,796        1,118       1996    1997
 Desoto, TX                                     205       1,383                      205       1,383          234       1996    1996
 Fort Worth, TX                                 210       3,790                      210       3,790          698       1996    1984
 Georgetown, TX                                 200       2,100                      200       2,100          325       1997    1997
 Harlingen, TX                                   92       2,057                       92       2,057          308       1997    1989
 Houston, TX                                    550      10,751                      550      10,751        1,706       1999    1999
 Houston, TX                                    261       3,139                      261       3,139          557       1994    1995
 Houston, TX                                    360       2,640                      360       2,640                    2002    1999
 Houston, TX                                    360       2,640                      360       2,640                    2002    1999
 Kingwood, TX                                   300       3,309                      300       3,309          344       1996    1999
 North Richland Hills, TX                       330       5,355                      330       5,355          588       1997    1999
 Palestine, TX                                  173       1,410                      173       1,410          248       1996    1996
 Texarkana, TX                                  192       1,403                      192       1,403          244       1996    1996
 Waxahachie, TX                                 154       1,429                      154       1,429          251       1996    1996
 Salt Lake City, UT                           1,059       6,141                    1,059       6,141          310       1999    1986
 Leesburg, VA                                   950       7,553                      950       7,553          197       2002    1993
 Everett, WA                                  1,400       5,476                    1,400       5,476          551       1999    1999
 Middleton, WI                                  420       4,007                      420       4,007          105       2001    1991
                                  -----     --------  ----------    --------     -------   ---------      -------
 Total Assisted
  Living Facilities:               $ 0      $74,685   $ 700,937     $ 30,478     $74,685   $ 731,415      $70,941

 SKILLED NURSING
  FACILITIES:

 Payson, AZ                                     180       3,988                      180       3,988          609       1998    1985
 Santa Rosa, CA                               1,460       3,880           62       1,460       3,942          803       1998    1968
 Pueblo, CO                                     370       6,051                      370       6,051          904       1998    1989
 North Fort Myers, FL                           636       6,027                      636       6,027          945       1998    1984
 Hilliard, FL                                   150       6,990                      150       6,990          815       1999    1990
 Lakeland, FL                                   696       4,843                      696       4,843          768       1998    1984
 New Port Richey, FL                            624       7,307                      624       7,307        1,136       1998    1984
 Ormond Beach, FL                                         2,740                                2,740           93       2002    1983
 Brevard, FL                                    360       4,117                      360       4,117          240       2001    1970
 Sarasota, FL                                   560       8,474                      560       8,474          668       1999    2000
 Vero Beach, FL                                 660       9,040        1,461         660      10,501        1,424       1998    1984
 West Palm Beach, FL                            696       8,037                      696       8,037        1,245       1998    1984

                                                 Initial Cost                          Gross Amount at Which
                                                  to Company                         Carried at Close of Period
                                             -------------------                  ---------------------------------
                                                                      Cost
                                                                  Capitalized
                                                     Buildings &  Subsequent to           Buildings &  Accumulated     Year    Year
            Description        Encumbrances  Land   Improvements  Acquisition     Land   Improvements  Depreciation  Acquired  Built
            -----------        ------------  ----   ------------  -------------   ----   ------------  ------------  --------  -----
 Boise, ID                            $ 0    $ 810     $ 5,401       $    0      $ 810      $ 5,401        $ 820       1998    1966
 Boise, ID                                     600       7,383                     600        7,383          991       1998    1997
 Coeur d'Alene, ID                             600       7,878                     600        7,878        1,047       1998    1996
 Granite City, IL                              610       7,143                     610        7,143          815       1998    1973
 Granite City, IL                              400       4,303                     400        4,303          437       1999    1964
 Hardin, IL                                     50       5,350                      50        5,350           39       2002    1996
 White Hall, IL                                 50       5,550                      50        5,550           41       2002    1971
 Louisville, KY                                430       7,135                     430        7,135          185       2002    1974
 Louisville, KY                                350       4,675                     350        4,675          124       2002    1975
 Owensboro, KY                                 130       4,870                     130        4,870        1,121       1993    1966
 Agawam, MA                                             16,993                               16,993           60       2002    1993
 Braintree, MA                                 170       7,157          985        170        8,142        1,717       1997    1968
 Braintree, MA                                  80       4,849          669         80        5,518          964       1997    1973
 Canton, MA                                              9,022                                9,022           38       2002    1993
 Dedham, MA                                             14,727                               14,727          245       2002    1996
 Fall River, MA                                620       5,829        4,587        620       10,416        1,131       1996    1973
 Falmouth, MA                                  670       3,145           14        670        3,159          620       1999    1966
 Littleton, MA                               1,240       2,910                   1,240        2,910           26       1996    1975
 Needham, MA                                            15,325                               15,325          255       2002    1994
 Rochdale, MA                                           12,522                               12,522           52       2002    1995
 South Boston, MA                              385       2,002        4,215        385        6,217          822       1995    1961
 Wareham, MA                                            11,189                               11,189           46       2002    1989
 Webster, MA                                   234       3,580           43        234        3,623          706       1995    1986
 Webster, MA                                   336       6,059          261        336        6,320        1,019       1995    1982
 Worcester, MA                               1,053       2,266          267      1,053        2,533          487       1997    1961
 Herculaneum, MO                               127      10,373                     127       10,373           74       2002    1984
 Jefferson City, MO                            370       6,730                     370        6,730           48       2002    1982
 St. Louis, MO                                 750       6,030                     750        6,030           44       1995    1994
 Beachwood, OH                     19,742    1,260      23,478                   1,260       23,478          653       2001    1990
 Broadview Heights, OH              9,305      920      12,400                     920       12,400          346       2001    1984
 Kent, OH                                      215       3,367                     215        3,367          933       1989    1983
 Westlake, OH                      15,844    1,320      17,936                   1,320       17,936          507       2001    1980
 Westlake, OH                                  571       5,411                     571        5,411          778       1998    1957
 Midwest City, OK                              470       5,673                     470        5,673          790       1998    1958
 Eugene, OR                                    300       5,316                     300        5,316          767       1998    1972
 Bloomsburg, PA                                          3,918           17                   3,935          372       1999    1996
 Cheswick, PA                                  384       6,041        1,293        384        7,334          964       1998    1933
 Easton, PA                                    285       6,315                     285        6,315        2,061       1993    1959
 Cleveland, TN                                 350       5,000                     350        5,000          162       2001    1987
 Elizabethton, TN                              310       4,604           40        310        4,644          227       2001    1980
 Erin, TN                                      440       8,060                     440        8,060          249       2001    1981
 Harriman, TN                                  590       8,060                     590        8,060          266       2001    1972

                                                Initial Cost                          Gross Amount at Which
                                                 to Company                         Carried at Close of Period
                                            -------------------                  ---------------------------------
                                                                     Cost
                                                                 Capitalized
                                                    Buildings &  Subsequent to           Buildings &  Accumulated     Year    Year
            Description     Encumbrances    Land   Improvements  Acquisition     Land   Improvements  Depreciation  Acquired  Built
            -----------     ------------    ----   ------------  -------------   ----   ------------  ------------  --------  -----
 Mountain City, TN           $      0    $    220   $    5,896        $ 317    $    220   $    6,213   $      292      2001    1976
 Pigeon Forge, TN                             320        4,180                      320        4,180          145      2001    1986
 Ridgely, TN                                  300        5,700                      300        5,700          181      2001    1990
 Rockwood, TN                                 500        7,116          410         500        7,526          337      2001    1979
 Spring City, TN                              420        6,085        2,169         420        8,254          297      2001    1987
 Westmoreland, TN                                        2,152        2,504         330        4,326          125      2001    1994
 Baytown, TX                                  450        6,150                      450        6,150           46      2002    2000
 Houston, TX                                  630        5,970                      630        5,970           44      2002    1995
 San Antonio, TX                              663       12,588                      663       12,588        3,419      1993    1979
 San Antonio, TX                              560        7,315                      560        7,315           55      2002    2000
 Webster, TX                                  360        5,940                      360        5,940           45      2002    2000
 Woodbridge, VA                               680        4,423                      680        4,423           35      2002    1977

                             --------    --------   ----------     ---------   ---------  ----------   ---------
 TOTAL SKILLED
  NURSING FACILITIES:        $ 44,891    $ 28,975   $  460,984     $ 19,314    $ 29,305   $  479,968   $  37,720

 SPECIALTY CARE
   FACILITIES:

 Clearwater, FL                               950                        29         979                                2000
 Chicago, IL                                3,650        7,505                    3,650        7,505                   2002    1979
 Braintree, MA                                350        9,304        2,693         350       11,997        1,155      1998    1918
 Springfield, MA                            2,100       14,978        7,066       2,100       22,044        1,042      1996    1952
 Stoughton, MA                                975       20,021        3,024         975       23,045        1,575      1996    1958
 Waltham, MA                                             9,339        3,207                   12,546        1,146      1998    1932

                             --------    --------   ----------     ---------   ---------  ----------   ---------
 TOTAL SPECIALTY
   CARE FACILITIES:          $      0    $  8,025   $   61,147     $ 16,019    $  8,054   $   77,137   $   4,918

 Construction in Progress                $ 19,833                                         $   19,833

 TOTAL INVESTMENT IN
                             --------    --------   ----------     ---------   ---------  ----------   ----------
    REAL PROPERTY OWNED      $ 44,891    $131,518   $1,223,068     $ 65,811    $112,044   $1,308,353   $  113,579
                             ========    ========   ==========     =========   =========  ==========   ==========

                                                              (in thousands)
                                                          YEAR ENDED DECEMBER 31
                                               --------------------------------------------
                                                   2002            2001            2000
                                               ------------    ------------    ------------
Investment in real estate:
      Balance at beginning of year             $  1,037,395    $    856,955    $    862,525

      Additions:
          Acquisitions                              294,627         181,420               0
          Improvements                              115,079          10,863          46,449
          Conversions from mortgage loans            33,972          13,683          60,648
          Other(1)                                    2,248             954
                                               ------------    ------------    ------------

      Total additions                               445,927         206,920         107,097

      Deductions:
          Cost of real estate sold                  (60,626)        (26,480)       (112,667)
          Impairment of assets                       (2,298)
                                               ------------    ------------    ------------

      Total deductions                              (62,924)        (26,480)       (112,667)
                                               ------------    ------------    ------------

      Balance at end of year(2)                $  1,420,397    $  1,037,395    $    856,955
                                               ============    ============    ============

Accumulated depreciation:

      Balance at beginning of year             $     80,544    $     52,968    $     35,746

      Additions:
          Depreciation expense                       40,350          30,227          22,707

      Deductions:
          Sale of properties                         (7,315)         (2,651)         (5,485)
                                               ------------    ------------    ------------

      Balance at end of year                   $    113,579    $     80,544    $     52,968
                                               ============    ============    ============


(1) Represents assumed mortgages in 2002 and land reclassified from other assets in 2001.

(2) The aggregate cost for tax purposes for real property equals $1,420,603,000 at December 31, 2002.

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                             HEALTH CARE REIT, INC.
                                DECEMBER 31, 2002

                                                                                              (IN THOUSANDS)       PRINCIPAL AMOUNT
                                                                                          -----------------------  OF LOANS SUBJECT
                                                      FINAL        PERIODIC                             CARRYING    TO DELINQUENT
                                        INTEREST    MATURITY       PAYMENT        PRIOR    FACE AMOUNT  AMOUNT OF    PRINCIPAL OR
                 DESCRIPTION              RATE        DATE          TERMS         LIENS   OF MORTGAGES  MORTGAGES      INTEREST
--------------------------------------  --------    --------   ----------------   -----   ------------  ---------  -----------------

Sun Valley, CA                           12.83%     01/01/03   Monthly Payments            $  21,500     $ 18,797        None
(Specialty care facility)                                          $200,971

Bossier City, LA                         10.00%     08/01/19   Monthly Payments                6,312        6,312        None
(Assisted living facility)                                         $52,603

Emeritus Corporation                     12.17%     04/01/05   Monthly Payments                6,800        6,800        None
(4 assisted living facilities)                                     $68,963

Northport, AL                            10.00%     12/01/19   Monthly Payments                5,547        5,547        None
(Assisted living facility)                                         $46,225

Oklahoma City, OK                         9.88%     06/01/06   Monthly Payments               12,204       12,204        None
(Skilled nursing  facility)                                        $100,480

Five skilled nursing facilities
in Texas                                 10.78%     12/01/07   Monthly Payments               12,198        7,585        None
                                                                   $78,829

Bala, PA                                 15.11%     06/01/08   Monthly Payments                7,400        7,145        None
(Skilled nursing facility)                                         $89,963

Home Quality Management, Inc.            12.93%     01/01/06   Monthly Payments                8,702        7,572        None
(9 skilled nursing facilities and 3                                $250,000
 assisted living facilities)

Lauderhill, FL                           10.60%     09/30/12   Monthly Payments               12,700       12,700        None
(Skilled nursing facility)                                         $112,183

Southern Assisted Living                 12.67%     12/01/05   Monthly Payments                8,000        8,000        None
(8 assisted living facilities)                                     $84,491

Tucson, AZ                               18.00%     03/01/03   Monthly Payments                8,838        8,838        None
(Assisted living facility)                                         $132,570

31 mortgage loans relating to 1           From        From     Monthly Payments               87,218       78,261        None
skilled nursing facility, 28 assisted   6.75% to  04/01/03 to    from $2,750
living facilities and 2 specialty care   12.17%     12/01/19      to $78,234
facilities

                                                                                           ---------     --------       -----

                     TOTALS                                                                $ 197,419     $179,761       $   0
                                                                                           =========     ========       =====

                                                          (in thousands)
                                                     YEAR ENDED DECEMBER 31
                                           ------------------------------------------
                                               2002           2001           2000
                                           ------------   ------------   ------------
Reconciliation of mortgage loans:

     Balance at beginning of period        $    212,543   $    280,601   $    384,298

     Additions during period:
         New mortgage loans                      85,006         17,791         28,244
                                           ------------   ------------   ------------
                                                297,549        298,392        412,542
     Deductions during period:
         Collections of principal (1)            70,104         72,166         70,567
         Conversions to real property            33,972         13,683         60,648
         Charge-offs                              2,554                           726
         Other (2)                               11,158
                                           ------------   ------------   ------------

     Balance at end of period              $    179,761   $    212,543   $    280,601
                                           ============   ============   ============


(1)  Includes collection of negative principal amortization.

(2) Includes mortgage loans that were reclassified to working capital loans during the periods indicated.