Form 10-Q
period 2003-03-31
HEALTH CARE REIT INC /DE/
filed 2003-05-07
CIK 766704

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED    MARCH 31, 2003
                                        ---------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

|_|
For the transition period from ______________________to ______________________

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

                                Yes |X| . No |_|.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_|. No |_|.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 2003.

                 Class: Shares of Common Stock, $1.00 par value
                          Outstanding 40,347,295 shares


================================================================================

                                      INDEX

                                                                                                            PAGE

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets - March 31, 2003 and December 31, 2002.......................        3

             Consolidated Statements of Income - Three months ended March 31, 2003 and 2002...........        4

             Consolidated Statements of Stockholders' Equity - Three months ended March 31, 2003
                  and 2002............................................................................        5

             Consolidated Statements of Cash Flows -Three months ended March 31, 2003 and 2002........        6

             Notes to Unaudited Consolidated Financial Statements.....................................        7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations....       12

Item 3.      Quantitative and Qualitative Disclosure About Market Risk................................       15

Item 4.      Controls and Procedures..................................................................       15

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.........................................................       16

SIGNATURES   .........................................................................................       17

CERTIFICATIONS........................................................................................       18


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                      MARCH 31             DECEMBER 31
                                                                        2003                   2002
                                                                    (UNAUDITED)               (NOTE)
                                                                  -----------------      -----------------
                                                                               (IN THOUSANDS)
ASSETS
Real estate investments:
    Real property owned
      Land                                                           $   120,640           $   112,044
      Buildings & improvements                                         1,312,218             1,288,520
      Construction in progress                                            26,162                19,833
                                                                     -----------           -----------
                                                                       1,459,020             1,420,397
      Less accumulated depreciation                                     (125,173)             (113,579)
                                                                     -----------           -----------
      Total real property owned                                        1,333,847             1,306,818

    Loans receivable
      Real property loans                                                205,634               208,016
      Subdebt investments                                                 17,613                14,578
                                                                     -----------           -----------
                                                                         223,247               222,594
    Less allowance for losses on loans receivable                         (5,205)               (4,955)
                                                                     -----------           -----------
                                                                         218,042               217,639
                                                                     -----------           -----------
      Net real estate investments                                      1,551,889             1,524,457

Other assets:
      Equity investments                                                   7,101                 7,494
      Deferred loan expenses                                               5,518                 9,291
      Cash and cash equivalents                                           33,878                 9,550
      Receivables and other assets                                        43,454                43,318
                                                                     -----------           -----------
                                                                          89,951                69,653
                                                                     -----------           -----------

Total assets                                                         $ 1,641,840           $ 1,594,110
                                                                     ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Borrowings under unsecured line of credit obligations          $    74,100           $   109,500
      Senior unsecured notes                                             615,000               515,000
      Secured debt                                                        51,730                51,831
      Accrued expenses and other liabilities                               7,637                20,547
                                                                     -----------           -----------
Total liabilities                                                        748,467               696,878

Stockholders' equity:
      Preferred stock                                                    127,500               127,500
      Common stock                                                        40,207                40,086
      Capital in excess of par value                                     793,541               790,838
      Cumulative net income                                              599,793               580,496
      Cumulative dividends                                              (664,446)             (638,085)
      Accumulated other
        comprehensive income                                                (344)                 (170)
      Other equity                                                        (2,878)               (3,433)
                                                                     -----------           -----------
Total stockholders' equity                                               893,373               897,232
                                                                     -----------           -----------

Total liabilities and stockholders' equity                           $ 1,641,840           $ 1,594,110
                                                                     ===========           ===========


NOTE: The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31
                                                            2003                      2002
                                                        --------------           ---------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
      Rental income                                            $ 40,760           $ 28,739
      Interest income                                             4,940              6,787
      Commitment fees and other income                              592                557
                                                               --------           --------
                                                                 46,292             36,083

Expenses:
      Interest expense                                           11,875              9,479
      Provision for depreciation                                 11,652              8,293
      General and administrative                                  2,611              2,261
      Loan expense                                                  635                577
      Provision for loan losses                                     250                250
                                                               --------           --------
                                                                 27,023             20,860
                                                               --------           --------

Income from continuing operations                                19,269             15,223

Discontinued operations:
      Net gain (loss) on sales of properties                         34
      Income (loss) from discontinued operations, net                (6)               665
                                                               --------           --------
                                                                     28                665

Net income                                                       19,297             15,888

Preferred stock dividends                                         2,846              3,377
                                                               --------           --------

Net income available to common stockholders                    $ 16,451           $ 12,511
                                                               ========           ========


Average number of common shares outstanding:
      Basic                                                      39,971             32,946
      Diluted                                                    40,473             33,693

Earnings per share:
      Basic:
      Income from continuing operations and
           after preferred stock dividends                     $   0.41           $   0.36
      Discontinued operations, net                                                    0.02
                                                               --------           --------
      Net income available to common stockholders              $   0.41           $   0.38

      Diluted:
      Income from continuing operations and
           after preferred stock dividends                     $   0.41           $   0.35
      Discontinued operations, net                                                    0.02
                                                               --------           --------
      Net income available to common stockholders              $   0.41           $   0.37

Dividends declared and paid per common share                   $  0.585           $  0.585


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                       THREE MONTHS ENDED MARCH 31, 2003
                                       -------------------------------------------------------------------------------------------
                                                                                                    ACCUMULATED
                                                                                                      OTHER
                                                                 CAPITAL IN                           COMPRE-
                                          PREFERRED     COMMON    EXCESS OF  CUMULATIVE  CUMULATIVE   HENSIVE    OTHER
                                            STOCK        STOCK    PAR VALUE  NET INCOME  DIVIDENDS     INCOME    EQUITY   TOTAL
                                       -------------------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)

Balances at beginning of period           $ 127,500   $  40,086   $ 790,838  $ 580,496  $(638,085)  $ (170)   $ (3,433)  $ 897,232
Comprehensive income:
   Net income                                                                   19,297                                      19,297
   Other comprehensive income:
   Unrealized gain (loss) on
      equity investments                                                                               (11)                    (11)
   Foreign currency translation
      adjustment                                                                                      (163)                   (163)
                                                                                                                         ---------
Total comprehensive income                                                                                                  19,123
                                                                                                                         ---------
Proceeds from issuance of common shares
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                      121       2,703                                                  2,824
Restricted stock amortization                                                                                      493         493
Compensation expense related
   to stock options                                                                                                 62          62
Cash dividends paid                                                                       (26,361)                         (26,361)

                                       -------------------------------------------------------------------------------------------
Balances at end of period                 $ 127,500   $  40,207   $ 793,541  $ 599,793  $(664,446)  $ (344)   $ (2,878)  $ 893,373
                                       ===========================================================================================


                                                                       THREE MONTHS ENDED MARCH 31, 2002
                                       -------------------------------------------------------------------------------------------
                                                                                                    ACCUMULATED
                                                                                                      OTHER
                                                                 CAPITAL IN                           COMPRE-
                                          PREFERRED     COMMON    EXCESS OF  CUMULATIVE  CUMULATIVE   HENSIVE    OTHER
                                            STOCK        STOCK    PAR VALUE  NET INCOME  DIVIDENDS     INCOME    EQUITY   TOTAL
                                       -------------------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)

Balances at beginning of period           $ 150,000   $ 32,740    $ 608,942  $ 512,837  $(540,946)  $ (923)   $ (4,780)  $ 757,870
Comprehensive income:
   Net income                                                                   15,888                                      15,888
   Other comprehensive income:
   Unrealized gain (loss) on
      equity investments                                                                                 9                       9
   Foreign currency translation
      adjustment                                                                                       (81)                    (81)
                                                                                                                         ---------
Total comprehensive income                                                                                                  15,816
                                                                                                                         ---------
Proceeds from issuance of common shares
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                     301        6,228                                       (189)      6,340
Proceeds from issuance of common shares                    906       22,750                                                 23,656
Restricted stock amortization                                                                                      405         405
Cash dividends paid                                                                       (22,527)                         (22,527)
                                       -------------------------------------------------------------------------------------------
Balances at end of period                 $ 150,000   $ 33,947    $ 637,920  $ 528,725  $(563,473)  $ (995)   $ (4,564)  $ 781,560
                                       ===========================================================================================



See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                        2003                 2002
                                                                   --------------       ---------------
                                                                              (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                            $  19,297           $  15,888
Adjustments to reconcile net income to
     net cash provided from operating
     activities:
         Provision for depreciation                                      11,658               8,696
         Amortization                                                     1,188                 981
         Provision for loan losses                                          250                 250
         Commitment fees earned
            greater than cash received                                                         (456)
         Rental income in excess of
            cash received                                                (4,204)             (2,122)
         Equity in (earnings) losses of affiliated companies                (81)                104
         (Gain) loss on sales of properties                                 (34)
         Increase (decrease) in accrued expenses and
            other liabilities                                           (12,909)             (4,253)
         Decrease (increase) in receivables and
            other assets                                                  4,139              (1,458)
                                                                      ---------           ---------
Net cash provided from (used in) operating activities                    19,304              17,630

INVESTING ACTIVITIES
     Investment in real property                                        (38,796)            (97,659)
     Investment in loans receivable
         and subdebt investments                                        (18,098)             (7,338)
     Other investments, net of payments                                     300                (228)
     Principal collected on loans receivable
         and subdebt investments                                         17,445                 731
     Proceeds from sales of properties                                      144
     Other                                                                  (71)                 (8)
                                                                      ---------           ---------
Net cash provided from (used in) investing activities                   (39,076)           (104,502)

FINANCING ACTIVITIES
     Net increase (decrease) under unsecured
         line of credit arrangements                                    (35,400)             78,000
     Proceeds from issuance of senior notes                             100,000
     Principal payments on secured debt                                    (101)                (90)
     Net proceeds from the issuance of common stock                       2,824              29,996
     Decrease (increase) in deferred loan expense                         3,138                (211)
     Cash distributions to stockholders                                 (26,361)            (22,527)
                                                                      ---------           ---------
Net cash provided from (used in) financing activities                    44,100              85,168
                                                                      ---------           ---------
Increase (decrease) in cash and cash equivalents                         24,328              (1,704)
Cash and cash equivalents at beginning of period                          9,550               9,826
                                                                      ---------           ---------
Cash and cash equivalents at end of period                            $  33,878           $   8,122
                                                                      =========           =========

Supplemental cash flow information-interest paid                      $  20,289           $  14,170
                                                                      =========           =========



See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily an indication of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

NOTE B - REAL ESTATE INVESTMENTS

During the three months ended March 31, 2003, we invested $32,465,000 in real property, provided permanent mortgage and loan financings of $14,911,000, made construction advances of $6,331,000 and funded $3,187,000 of subdebt investments. As of March 31, 2003, we had approximately $36,539,000 in unfunded construction commitments. Also during the three months ended March 31, 2003, we sold real property generating $144,000 of net proceeds and collected $17,293,000 and $152,000 as repayment of principal on loans receivable and subdebt investments, respectively.

NOTE C - EQUITY INVESTMENTS

We have an investment in Atlantic Healthcare Finance L.P., a property group that specializes in the financing, through sale and leaseback transactions, of nursing and care homes located in the United Kingdom. This investment is accounted for using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the investee due to our 31% ownership interest.

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

NOTE D - DISTRIBUTIONS PAID TO COMMON STOCKHOLDERS

On February 20, 2003, we paid a dividend of $0.585 per share to stockholders of record on January 31, 2003. This dividend related to the period from October 1, 2002 through December 31, 2002.

NOTE E - DISCONTINUED OPERATIONS

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. We adopted the standard effective January 1, 2002.

During the three months ended March 31, 2003, we sold one assisted living facility with a carrying value of $110,000 for a net gain of $34,000. In accordance with Statement No. 144, we have reclassified the income and expenses attributable to all properties sold subsequent to January 1, 2002, to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying the properties as discontinued operations (in thousands):

                                                           THREE MONTHS ENDED
                                                               MARCH 31
                                                     ----------------------------
                                                        2003              2002
                                                     ----------        ----------
Revenues
    Rental income                                       $    0           $1,312

Expenses
     Interest expense                                        1              263
     Provision for depreciation                              5              384

                                                        ------           ------
Income (loss) from discontinued operation, net          $   (6)          $  665
                                                        ======           ======


NOTE F - CONTINGENT LIABILITIES

We have guaranteed the payment of industrial revenue bonds for one assisted living facility, in the event that the present owner defaults upon its obligations. In consideration for this guaranty, we receive and recognize fees annually related to this agreement. This guaranty expires upon the repayment of the industrial revenue bonds which currently mature in 2009. At March 31, 2003, we were contingently liable for $3,195,000 under this guaranty.

In addition, we have an outstanding letter of credit issued to a bank, which bank provided additional financing for a project on which we have a first mortgage. We have also partially guaranteed the payment of loans made by the bank on this project. The letter of credit currently matures in 2003 and the guaranties expire upon the repayment of the loans, which currently mature in 2003. At March 31, 2003, obligations under these agreements for which we were contingently liable aggregated approximately $4,650,000.

As of March 31, 2003, we had approximately $36,539,000 of unfunded construction commitments.

On November 20, 2002, Doctors Community Health Care Corporation and five subsidiaries filed for Chapter 11 bankruptcy protection. Doctors has stated that the bankruptcy filing was due to the bankruptcy of National Century Financial Enterprises and affiliates, who halted payments to health care providers, including Doctors. We have provided mortgage financing to Doctors in the form of a loan secured by Pacifica Hospital of the Valley in Sun Valley, CA, a property that is owned by one of the debtor subsidiaries. The outstanding principal balance of the loan is approximately $18.8 million at March 31, 2003. Based upon a recent appraisal and the historical performance of Pacifica Hospital, we expect to receive payment in full before December 31, 2003, of the outstanding principal and accrued interest, which we believe we are entitled to as an oversecured creditor. Doctors did not make an interest payment for the three months ended March 31, 2003. As previously announced, we do not currently intend to recognize any interest on the loan if payment is not received.

Alterra Healthcare Corporation filed for Chapter 11 bankruptcy protection on January 23, 2003. We have a master lease with Alterra for 45 assisted living facilities with a depreciated book value of $105.6 million at March 31, 2003. Alterra has remained current on rental payments through April 2003. Alterra filed its plan of reorganization and disclosure statement on March 27, 2003 and indicated its intention to assume the master lease at current rental levels. Based on Alterra's plan and disclosure statement, we expect confirmation by September 30, 2003.

NOTE G - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                                             MARCH 31
                                                    -------------------------
                                                      2003             2002
                                                    --------        ---------

Numerator for basic and diluted earnings
per share - net income available to common
stockholders                                        $16,451          $12,511
                                                    =======          =======

Denominator for basic earnings per
share - weighted average shares                      39,971           32,946

Effect of dilutive securities:
     Employee stock options                             259              492
     Non-vested restricted shares                       243              255
                                                    -------          -------

Dilutive potential common shares                        502              747
                                                    -------          -------

Denominator for diluted earnings per
share - adjusted weighted average shares             40,473           33,693
                                                    =======          =======

Basic earnings per share                            $  0.41          $  0.38
                                                    =======          =======
Diluted earnings per share                          $  0.41          $  0.37
                                                    =======          =======

The diluted earnings per share calculation excludes the dilutive effect of 50,000 and 10,000 shares for the three month periods ended March 31, 2003 and March 31, 2002, respectively, because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

NOTE H - OTHER EQUITY

Other equity consists of the following (in thousands):

                                                           MARCH 31
                                                -----------------------------
                                                    2003             2002
                                                -----------       -----------

Accumulated compensation expense related
    to stock options                              $    62           $     0
Unamortized restricted stock                       (2,940)           (4,564)

                                                  -------           -------
                                                  $(2,878)          $(4,564)
                                                  =======           =======

Unamortized restricted stock represents the unamortized value of restricted stock granted to employees and directors. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $493,000 and $405,000 for the three months ended March 31, 2003 and 2002, respectively.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, that we are required to adopt for fiscal years beginning after December 15, 2002, with transition provisions for certain matters. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we commenced recognizing compensation expense in accordance with Statement 123 on a prospective basis. Accumulated option compensation expense represents the amount of amortized compensation costs related to stock options awarded to employees and directors in 2003.

The following table illustrates the effect on net income available to common stockholders if we had applied the fair value recognition provisions of FASB 123 to stock-based compensation for options granted since 1995 (in thousands, except per share data):



                                                          Three Months Ended
                                                               March 31
                                                        ---------------------
                                                          2003         2002
                                                        --------     --------
Numerator:
Net income available to common
   stockholders - as reported                            $16,451       $12,511

Deduct: Stock based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related tax effects                    109           136

Net income available to common
                                                         -------       -------
   stockholders - pro forma                              $16,342       $12,375
                                                         =======       =======

Denominator:
Basic weighted average shares -
   as reported and pro forma                              39,971        32,946

Effect of dilutive securities:
   Employee stock options - pro forma                        213           382
   Non-vested restricted shares                              243           255
                                                         -------       -------

Dilutive potential common shares                             456           637

Diluted weighted average shares -
                                                         -------       -------
   pro forma                                              40,427        33,583
                                                         =======       =======

Net income available to common
   stockholders per share - as reported
      Basic                                              $  0.41       $  0.38
      Diluted                                               0.41          0.37

Net income available to common
   stockholders per share - pro forma
      Basic                                              $  0.41       $  0.38
      Diluted                                               0.40          0.37

NOTE I - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes unrealized gains or losses on our equity investments and foreign currency translation adjustments. These items are included as components of stockholders' equity. Other comprehensive income for the three months ended March 31, 2003 and 2002, totaled ($174,000) and ($72,000), respectively.

NOTE J - SIGNIFICANT CHANGES AND EVENTS

In March 2003, we sold $100,000,000 of 8.0% unsecured senior notes, maturing in September 2012, at an effective yield of 7.40%. These notes were an add-on to the $150,000,000 senior unsecured notes sold in September 2002. The aggregate principal amount of outstanding notes of this series is now $250,000,000.

NOTE K - NEW ACCOUNTING POLICIES

In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement 145 is effective for fiscal years beginning after December 15, 2002. We adopted the standard effective January 1, 2003.

Effective January 1, 2003, we commenced recognizing compensation expense for employee stock options in accordance with Statement 123 on a prospective basis. See Note H.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, our net real estate investments totaled approximately $1,551,889,000 and included 162 assisted living facilities, 78 skilled nursing facilities and eight specialty care facilities. Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related facilities. New investments are funded from temporary borrowings under our unsecured line of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the unsecured line of credit arrangements, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence of secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance future investments.

In March 2003, we sold $100,000,000 of 8.0% unsecured senior notes, maturing in September 2012, at an effective yield of 7.40%. These notes were an add-on to the $150,000,000 senior unsecured notes sold in September 2002. The aggregate principal amount of outstanding notes of this series is now $250,000,000.

As of March 31, 2003, we had stockholders' equity of $893,373,000 and a total outstanding debt balance of $740,830,000, which represents a debt to total book capitalization ratio of 0.45 to 1.0.

In August 2002, we announced the amendment and extension of our primary unsecured revolving line of credit. The line of credit was expanded to $175,000,000, expires in August 2005 (with the ability to extend for one year at our discretion if we are in compliance with all covenants) and currently bears interest at the lender's prime rate or LIBOR plus 1.3% at our option. In addition, at March 31, 2003, we had an unsecured revolving line of credit in the amount of $25,000,000, bearing interest at the lender's prime rate and which expires in June 2003. Also, at March 31, 2003, we had a secured line of credit in the amount of $60,000,000 bearing interest at the lender's prime rate or LIBOR plus 2.0%, at our option, with a floor of 7.0% and which expires in April 2004. Additionally, at March 31, 2003, we had a secured note in the amount of $4,000,000 bearing interest at LIBOR plus 2.0% and which matures in November 2004. At March 31, 2003, we had $74,100,000 in borrowings outstanding under the unsecured line of credit arrangements and $4,000,000 outstanding on the secured note.

As of April 28, 2003, we had an effective shelf registration on file with the Securities and Exchange Commission under which we may issue up to $285,557,000 of securities including debt securities, common and preferred stock and warrants. Depending upon market conditions, we anticipate issuing securities under our shelf registration to invest in additional health care facilities and to repay borrowings under our unsecured line of credit arrangements.

RESULTS OF OPERATIONS

Revenues were comprised of the following:

                                  Three months ended                        Change
                           -------------------------------    -------------------------------
                           Mar. 31, 2003     Mar. 31, 2002           $                 %
                           -------------     -------------      -----------        ----------
(in thousands)
 Rental income                $ 40,760          $ 28,739          $ 12,021                 42%
 Interest income                 4,940             6,787            (1,847)               -27%
 Commitment fees and
      other income                 592               557                35                  6%
                              --------          --------          --------           --------
 Totals                       $ 46,292          $ 36,083          $ 10,209                 28%
                              ========          ========          ========           ========


For the three months ended March 31, 2003, we generated increased rental income as a result of the acquisition of properties for which we receive rent. This was partially offset by a reduction in interest income due to the repayment of mortgage loans.

Expenses were comprised of the following:

                                      Three months ended                        Change
                                  -----------------------------      ----------------------------
                                  Mar. 31, 2003   Mar. 31, 2002           $                %
                                  -------------   -------------      -----------       ----------
(in thousands)
 Interest expense                    $11,875          $ 9,479          $ 2,396               25%
 Provision for
      depreciation                    11,652            8,293            3,359               41%
 General and administrative            2,611            2,261              350               15%
 Loan expense                            635              577               58               10%
 Provision for loan losses               250              250                0                0%
                                     -------          -------          -------          -------
 Totals                              $27,023          $20,860          $ 6,163               30%
                                     =======          =======          =======          =======



The increase in interest expense from 2002 to 2003 was primarily due to higher average borrowings in 2003. This was partially offset by an increase in the amount of capitalized interest offsetting interest expense.

We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the three months ended March 31, 2003, totaled $258,000. We had no capitalized interest for the three months ended March 31, 2002.

The provision for depreciation increased primarily as a result of additional investments in properties owned directly by us.

General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three months ended March 31, 2003, were 5.64% as compared with 6.05% for the same period in 2002.

The increase in loan expense was primarily due to the additional amortization of costs related to the unsecured line of credit renewal and the unsecured senior notes issued in 2002.

Other items:                          Three months ended              Change
                               ---------------------------------    ------------------------
                               Mar. 31, 2003      Mar. 31, 2002         $             %
                               --------------     --------------    -----------   ----------
(in thousands)
 Gain (loss) on sales of
      properties                  $    34           $     0           $    34         n/a
 Discontinued operations, net          (6)              665              (671)       -101%
 Preferred dividends               (2,846)           (3,377)              531         -16%
                                  -------           -------           -------        -----
 Totals                           $(2,818)          $(2,712)          $  (106)          4%
                                  =======           =======           =======        =====


During the three months ended March 31, 2003, we sold one property with a carrying value of $110,000 for a gain of $34,000. This property generated a net loss of $6,000 after deducting depreciation and interest expense from rental income for the three months ended March 31, 2003. All properties sold from January 1, 2002 through March 31, 2003, generated $665,000 of income after deducting depreciation and interest expense from rental income for the three months ended March 31, 2002.

During the year ended December 31, 2002, the holder of our Series C Cumulative Convertible Preferred Stock converted 900,000 shares into 878,000 shares of common stock, leaving 2,100,000 shares outstanding at March 31, 2003 as compared to 3,000,000 at March 31, 2002. The decrease in preferred dividends is due to the reduction in outstanding preferred shares.

As a result of the various factors mentioned above, net income available to common stockholders for the three months ended March 31, 2003 was $16,451,000, or $0.41 per diluted share, as compared with $12,511,000, or $0.37 per diluted share, for the same period in 2002.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This report on Form 10-Q of the Company may contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern the possible expansion of our portfolio; the performance of our operators and properties; our ability to enter into agreements with new viable tenants for properties which we take back from financially troubled tenants, if any; our ability to make distributions; our policies and plans regarding investments, financings and other matters; our tax status as a real estate investment trust; our ability to appropriately balance the use of debt and equity; and our ability to access capital markets or other sources of funds. When we use words such as "believe", "expect", "anticipate", or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including prevailing interest rates; compliance with and changes to regulations and payment policies within the health care industry; changes in financing terms; competition within the health care and senior housing industries; and changes in federal, state and local legislation. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2002, including factors identified under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $15 million at March 31, 2003 ($15 million at March 31, 2002). Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets.

Our variable rate debt, including our unsecured and secured revolving credit arrangements, is reflected at fair value. At March 31, 2003, a 1% increase in interest rates related to this variable rate debt (assuming no changes in outstanding balances) would result in increased annual interest expense of $781,000 ($1,110,000 at March 31, 2002).

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

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2003, and the evaluation date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits

                   99.1 Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

                   99.2 Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

         (b)       Reports on Form 8-K

                   Date of Report            Item              Description
                   --------------            ----              -----------
                   March 12, 2003            5                 Documentation regarding an issuance of $100 million
                                                               in senior unsecured notes of the Company.

                   May 1, 2003               12                The Company issued a press release that announced
                                                               operating  results of its first  quarter ended March 31, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HEALTH CARE REIT, INC.


Date:        May 7, 2003                 By: /S/ GEORGE L. CHAPMAN
     -------------------------               ---------------------------------
                                         George L. Chapman,
                                         Chairman and Chief Executive Officer


Date:        May 7, 2003                 By: /S/ RAYMOND W. BRAUN
     -------------------------               ---------------------------------
                                         Raymond W. Braun,
                                         President and Chief Financial Officer


Date:        May 7, 2003                 By: /S/ MICHAEL A. CRABTREE
     -------------------------               ---------------------------------
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


Dated:         May 7, 2003
       -----------------------------


                                               /s/ GEORGE L. CHAPMAN
                                               --------------------------------
                                               George L. Chapman,
                                               Chief Executive Officer

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


Dated:         May 7, 2003
       -----------------------------


                                              /s/ RAYMOND W. BRAUN
                                              ---------------------------------
                                              Raymond W. Braun,
                                              Chief Financial Officer