Form 10-Q
period 2003-06-30
HEALTH CARE REIT INC /DE/
filed 2003-07-21
CIK 766704

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED              JUNE 30, 2003
                                      ------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                     to
                                        -------------------  -------------------

COMMISSION FILE NUMBER 1-8923

                             HEALTH CARE REIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                34-1096634
--------                                                ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

ONE SEAGATE, SUITE 1500, TOLEDO, OHIO                      43604
-------------------------------------                      -----
(Address of principal executive office)                  (Zip Code)

(Registrant's telephone number, including area code)       (419) 247-2800
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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

As of July 18, 2003, the registrant had 42,356,855 shares of common stock outstanding.


================================================================================

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - June 30, 2003 and December 31, 2002 ......................      3

         Consolidated Statements of Income - Three and six months ended June 30, 2003 and 2002 ..      4

         Consolidated Statements of Stockholders' Equity - Six months ended June 30, 2003
             and 2002 ...........................................................................      5

         Consolidated Statements of Cash Flows - Six months ended June 30, 2003 and 2002 ........      6

         Notes to Unaudited Consolidated Financial Statements ...................................      7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..     12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk ..............................     15

Item 4.  Controls and Procedures ................................................................     15

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ....................................     16

Item 6.  Exhibits and Reports on Form 8-K .......................................................     17

SIGNATURES ......................................................................................     18

CERTIFICATIONS ..................................................................................     19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                  JUNE 30        DECEMBER 31
                                                                   2003              2002
                                                                (UNAUDITED)         (NOTE)
                                                                -----------      -----------
ASSETS                                                                  (IN THOUSANDS)
Real estate investments:
   Real property owned
     Land                                                       $   131,905      $   112,044
     Buildings & improvements                                     1,431,662        1,288,520
     Construction in progress                                        35,151           19,833
                                                                -----------      -----------
                                                                  1,598,718        1,420,397
     Less accumulated depreciation                                 (137,029)        (113,579)
                                                                -----------      -----------
     Total real property owned                                    1,461,689        1,306,818

   Loans receivable
     Real property loans                                            202,287          208,016
     Subdebt investments                                             15,965           14,578
                                                                -----------      -----------
                                                                    218,252          222,594
   Less allowance for losses on loans receivable                     (5,455)          (4,955)
                                                                -----------      -----------
                                                                    212,797          217,639
                                                                -----------      -----------
     Net real estate investments                                  1,674,486        1,524,457

Other assets:
     Equity investments                                               7,492            7,494
     Deferred loan expenses                                           6,187            9,291
     Cash and cash equivalents                                        7,953            9,550
     Receivables and other assets                                    49,982           43,318
                                                                -----------      -----------
                                                                     71,614           69,653
                                                                -----------      -----------

Total assets                                                    $ 1,746,100      $ 1,594,110
                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Borrowings under unsecured lines of credit obligations     $   156,900      $   109,500
     Senior unsecured notes                                         615,000          515,000
     Secured debt                                                    61,608           51,831
     Accrued expenses and other liabilities                          17,282           20,547
                                                                -----------      -----------
Total liabilities                                                   850,790          696,878

Stockholders' equity:
     Preferred stock                                                106,150          127,500
     Common stock                                                    41,360           40,086
     Capital in excess of par value                                 821,897          790,838
     Cumulative net income                                          618,855          580,496
     Cumulative dividends                                          (690,366)        (638,085)
     Accumulated other
       comprehensive income                                              79             (170)
     Other equity                                                    (2,665)          (3,433)
                                                                -----------      -----------
Total stockholders' equity                                          895,310          897,232
                                                                -----------      -----------

Total liabilities and stockholders' equity                      $ 1,746,100      $ 1,594,110
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

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30                   JUNE 30
                                                                   2003         2002         2003          2002
                                                                 --------     --------     --------      --------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Revenues:

             Rental income                                       $ 42,023     $ 31,528     $ 82,783      $ 60,267
             Interest income                                        5,190        7,107       10,130        13,894
             Commitment fees and other income                         643          749        1,235         1,306
                                                                 --------     --------     --------      --------
                                                                   47,856       39,384       94,148        75,467

 Expenses:
             Interest expense                                      13,161       10,026       25,037        19,505
             Provision for depreciation                            11,856        9,261       23,508        17,554
             General and administrative                             2,847        2,285        5,457         4,546
             Loan expense                                             680          580        1,315         1,157
             Impairment of assets                                                  550                        550
             Loss on extinguishment of debt                                        403                        403
             Provision for loan losses                                250          250          500           500
                                                                 --------     --------     --------      --------
                                                                   28,794       23,355       55,817        44,215
                                                                 --------     --------     --------      --------

 Income from continuing operations                                 19,062       16,029       38,331        31,252

 Discontinued operations:
             Net gain (loss) on sales of properties                                145           34           145
             Income (loss) from discontinued operations, net                       657           (6)        1,323
                                                                 --------     --------     --------      --------
                                                                        0          802           28         1,468

 Net income                                                        19,062       16,831       38,359        32,720

 Preferred stock dividends                                          2,318        3,341        5,164         6,718
                                                                 --------     --------     --------      --------

 Net income available to common stockholders                     $ 16,744     $ 13,490     $ 33,195      $ 26,002
                                                                 ========     ========     ========      ========


 Average number of common shares outstanding:
             Basic                                                 40,546       35,446       40,269        34,196
             Diluted                                               41,136       36,223       40,822        34,954

 Earnings per share:
             Basic:
             Income from continuing operations and
                       after preferred stock dividends           $   0.41     $   0.36     $   0.82      $   0.72
             Discontinued operations, net                                         0.02                       0.04
                                                                 --------     --------     --------      --------
             Net income available to common stockholders         $   0.41     $   0.38     $   0.82      $   0.76

             Diluted:
             Income from continuing operations and
                       after preferred stock dividends           $   0.41     $   0.35     $   0.81      $   0.70
             Discontinued operations, net                                         0.02                       0.04
                                                                 --------     --------     --------      --------
             Net income available to common stockholders         $   0.41     $   0.37     $   0.81      $   0.74

 Dividends declared and paid per common share                    $  0.585     $  0.585     $   1.17      $   1.17


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                           SIX MONTHS ENDED JUNE 30, 2003
                                               ------------------------------------------------------------------------------------
                                                                                                                   ACCUMULATED
                                                                         CAPITAL IN                                   OTHER
                                                PREFERRED     COMMON      EXCESS OF    CUMULATIVE   CUMULATIVE    COMPREHENSIVE
                                                  STOCK       STOCK       PAR VALUE    NET INCOME   DIVIDENDS        INCOME
                                               ------------------------------------------------------------------------------------
                                                                                    (IN THOUSANDS)
Balances at beginning of period                  $ 127,500     $ 40,086     $ 790,838    $ 580,496    $(638,085)           $ (170)
Comprehensive income:
   Net income                                                                               38,359
   Other comprehensive income:
   Unrealized gain (loss) on equity investments                                                                               (11)
   Foreign currency translation adjustment                                                                                    260

Total comprehensive income

Proceeds from issuance of common shares
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                              441        10,542
Conversion of preferred stock                      (21,350)         833        20,517
Restricted stock amortization
Compensation expense related
   to stock options
Cash dividends paid                                                                                     (52,281)
                                               ------------------------------------------------------------------------------------
Balances at end of period                        $ 106,150     $ 41,360     $ 821,897    $ 618,855    $(690,366)             $ 79
                                               ====================================================================================


                                                     SIX MONTHS
                                                 ENDED JUNE 30, 2003
                                                 --------------------
                                                 Other
                                                 Equity     Total
                                                 --------------------
                                                    (IN THOUSANDS)
Balances at beginning of period                  $ (3,433) $ 897,232
Comprehensive income:
   Net income                                                 38,359
   Other comprehensive income:
   Unrealized gain (loss) on equity investments                  (11)
   Foreign currency translation adjustment                       260
                                                          -----------
Total comprehensive income                                    38,608
                                                          -----------
Proceeds from issuance of common shares
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                 53     11,036
Conversion of preferred stock                                      0
Restricted stock amortization                         593        593
Compensation expense related
   to stock options                                   122        122
Cash dividends paid                                          (52,281)
                                                 --------------------
Balances at end of period                        $ (2,665) $ 895,310
                                                 ====================


                                                                         SIX MONTHS ENDED JUNE 30, 2002
                                               -----------------------------------------------------------------------------------
                                                                                                                   ACCUMULATED
                                                                         CAPITAL IN                                   OTHER
                                                PREFERRED     COMMON      EXCESS OF    CUMULATIVE   CUMULATIVE    COMPREHENSIVE
                                                  STOCK       STOCK       PAR VALUE    NET INCOME   DIVIDENDS        INCOME
                                               -----------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)
Balances at beginning of period                  $ 150,000     $ 32,740     $ 608,942    $ 512,837    $(540,946)           $ (923)
Comprehensive income:
   Net income                                                                               32,720
   Other comprehensive income:
   Unrealized gain (loss) on equity investments                                                                               (37)
   Foreign currency translation adjustment                                                                                    402

Total comprehensive income

Proceeds from issuance of common shares
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                              435         9,548
Proceeds from issuance of common shares                           4,356       110,970
Conversion of preferred stock                      (15,000)         585        14,415
Restricted stock amortization
Cash dividends paid                                                                                     (45,723)
                                               -----------------------------------------------------------------------------------
Balances at end of period                        $ 135,000     $ 38,116     $ 743,875    $ 545,557    $(586,669)           $ (558)
                                               ===================================================================================


                                                 SIX MONTHS ENDED
                                                   JUNE 30, 2002
                                               ---------------------
                                                 OTHER
                                                EQUITY     TOTAL
                                               ---------------------
                                                  (In thousands)
Balances at beginning of period                 $ (4,780) $ 757,870
Comprehensive income:
   Net income                                                32,720
   Other comprehensive income:
   Unrealized gain (loss) on equity investments                 (37)
   Foreign currency translation adjustment                      402
                                                         -----------
Total comprehensive income                                   33,085
                                                         -----------
Proceeds from issuance of common shares
   from dividend reinvestment and stock
   incentive plans, net of forfeitures              (189)     9,794
Proceeds from issuance of common shares                     115,326
Conversion of preferred stock                                     0
Restricted stock amortization                        805        805
Cash dividends paid                                         (45,723)
                                               ---------------------
Balances at end of period                       $ (4,164) $ 871,157
                                               =====================


See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                        SIX MONTHS ENDED
                                                                           JUNE 30
                                                                     2003           2002
                                                                  ---------      ---------
                                                                        (IN THOUSANDS)
 OPERATING ACTIVITIES
 Net income                                                       $  38,359      $  32,720
 Adjustments to reconcile net income to
      net cash provided from operating
      activities:
          Provision for depreciation                                 23,514         18,391
          Amortization                                                1,924          1,961
          Provision for loan losses                                     500            500
          Impairment of assets                                                         550
          Commitment fees earned
             greater than cash received                                               (799)
          Rental income in excess of
             cash received                                           (7,343)        (4,531)
          Equity in (earnings) losses of affiliated companies          (162)           200
          (Gain) loss on sales of properties                            (34)          (145)
          Increase (decrease) in accrued expenses and
             other liabilities                                       (3,265)          (844)
          Decrease (increase) in receivables and
             other assets                                               744           (383)
                                                                  ---------      ---------
 Net cash provided from (used in) operating activities               54,237         47,620

 INVESTING ACTIVITIES
      Investment in real property                                  (152,215)      (204,682)
      Investment in loans receivable
          and subdebt investments                                   (35,430)       (39,539)
      Other investments, net of payments                                414           (228)
      Principal collected on loans receivable
          and subdebt investments                                    27,339         32,664
      Proceeds from sales of properties                                 289          2,011
      Other                                                             (77)           (58)
                                                                  ---------      ---------
 Net cash provided from (used in) investing activities             (159,680)      (209,832)

 FINANCING ACTIVITIES
      Net increase (decrease) under unsecured
          line of credit arrangements                                47,400         99,000
      Net increase (decrease) under secured
          line of credit arrangements                                               31,000
      Proceeds from issuance of senior notes                        100,000
      Principal payments on senior notes                                           (40,000)
      Principal payments on secured debt                             (4,204)        (7,430)
      Net proceeds from the issuance of common stock                 11,036        125,120
      Decrease (increase) in deferred loan expense                    1,895           (325)
      Cash distributions to stockholders                            (52,281)       (45,723)
                                                                  ---------      ---------
 Net cash provided from (used in) financing activities              103,846        161,642
                                                                  ---------      ---------
 Increase (decrease) in cash and cash equivalents                    (1,597)          (570)
 Cash and cash equivalents at beginning of period                     9,550          9,826
                                                                  ---------      ---------
 Cash and cash equivalents at end of period                       $   7,953      $   9,256
                                                                  =========      =========

 Supplemental cash flow information-interest paid                 $  23,509      $  21,026
                                                                  =========      =========


See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily an indication of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

NOTE B - REAL ESTATE INVESTMENTS

During the six months ended June 30, 2003, we invested $136,877,000 in real property, provided permanent mortgage and loan financings of $31,297,000, made construction advances of $15,338,000 and funded $4,133,000 of subdebt investments. As of June 30, 2003, we had approximately $27,549,000 in unfunded construction commitments. Also during the six months ended June 30, 2003, we sold real property generating $289,000 of net proceeds and collected $27,339,000 and $414,000 as repayment of principal on loans receivable and subdebt investments, respectively.

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

On May 20, 2003, we paid a dividend of $0.585 per share to stockholders of record on April 30, 2003. This dividend related to the period from January 1, 2003 through March 31, 2003.

NOTE E - DISCONTINUED OPERATIONS

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. We adopted the standard effective January 1, 2002.

During the six months ended June 30, 2003, we sold one assisted living facility with a carrying value of $110,000 for a net gain of $34,000. In accordance with Statement No. 144, we have reclassified the income and expenses attributable to all properties sold subsequent to January 1, 2002 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying the properties as discontinued operations (in thousands):

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30               JUNE 30
                                                  ------------------   ------------------
                                                   2003      2002       2003        2002
                                                   ----     ------     ------      ------
Revenues
    Rental income                                  $  0     $1,304     $    0      $2,616

Expenses
     Interest expense                                          264          1         526
     Provision for depreciation                                383          5         767

                                                   ----     ------     ------      ------
Income (loss) from discontinued operations, net    $  0     $  657     $   (6)     $1,323
                                                   ====     ======     ======      ======

NOTE F - CONTINGENT LIABILITIES

We have guaranteed the payment of industrial revenue bonds for one assisted living facility, in the event that the present owner defaults upon its obligations. In consideration for this guaranty, we receive and recognize fees annually related to this agreement. This guaranty expires upon the repayment of the industrial revenue bonds which currently mature in 2009. At June 30, 2003, we were contingently liable for $3,195,000 under this guaranty.

In addition, we have an outstanding letter of credit issued to a bank, which bank provided additional financing for a residential retirement community project. We have also guaranteed the payment of certain loans made by the bank on this project. The letter of credit currently matures in 2004 and the guaranties expire upon the repayment of the loans, which currently mature in 2004. At June 30, 2003, obligations under these agreements for which we were contingently liable aggregated approximately $4,650,000.

As of June 30, 2003, we had approximately $27,549,000 of unfunded construction commitments.

On November 20, 2002, Doctors Community Health Care Corporation and five subsidiaries filed for Chapter 11 bankruptcy protection. Doctors has stated that the bankruptcy filing was due to the bankruptcy of National Century Financial Enterprises and affiliates, who halted payments to health care providers, including Doctors. We have provided mortgage financing to Doctors in the form of a loan secured by Pacifica Hospital of the Valley in Sun Valley, CA, a property that is owned by one of the debtor subsidiaries. The outstanding principal balance of the loan is approximately $18.8 million at June 30, 2003. Based upon a recent appraisal and the historical performance of Pacifica Hospital, we expect to receive payment in full before December 31, 2003, of the outstanding principal and accrued interest, which we believe we are entitled to as an oversecured creditor. Doctors did not make an interest payment for the six months ended June 30, 2003. As previously announced, we do not currently intend to recognize any interest on the loan if payment is not received.

Alterra Healthcare Corporation filed for Chapter 11 bankruptcy protection on January 23, 2003. We have a master lease with Alterra for 45 assisted living facilities with a depreciated book value of $104.8 million at June 30, 2003. Alterra has remained current on rental payments through July 2003. Alterra filed its plan of reorganization and disclosure statement on March 27, 2003 and indicated its intention to assume the master lease at current rental levels. Based on Alterra's plan and disclosure statement, we expect confirmation by September 30, 2003.

NOTE G - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30                     JUNE 30
                                                 ---------------------       ---------------------
                                                  2003          2002          2003          2002
                                                 -------       -------       -------       -------
Numerator for basic and diluted earnings
per share - net income available to common
stockholders                                     $16,744       $13,490       $33,195       $26,002
                                                 =======       =======       =======       =======

Denominator for basic earnings per
share - weighted average shares                   40,546        35,446        40,269        34,196

Effect of dilutive securities:
     Employee stock options                          366           522           329           503
     Non-vested restricted shares                    224           255           224           255
                                                 -------       -------       -------       -------

Dilutive potential common shares                     590           777           553           758
                                                 -------       -------       -------       -------

Denominator for diluted earnings per
share - adjusted weighted average shares          41,136        36,223        40,822        34,954
                                                 =======       =======       =======       =======

Basic earnings per share                         $  0.41       $  0.38       $  0.82       $  0.76
                                                 =======       =======       =======       =======
Diluted earnings per share                       $  0.41       $  0.37       $  0.81       $  0.74
                                                 =======       =======       =======       =======

The diluted earnings per share calculation excludes the dilutive effect of 0 and 50,000 shares for the three and six month periods ended June 30, 2003, respectively, and 10,000 and 10,000 shares for the same periods in 2002, because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

NOTE H - OTHER EQUITY

Other equity consists of the following (in thousands):

                                                       JUNE 30
                                               ----------------------
                                                 2003           2002
                                               -------        -------
Accumulated compensation expense related
    to stock options                           $   122        $     0
Unamortized restricted stock                    (2,787)        (4,164)

                                               -------        -------
                                               $(2,665)       $(4,164)
                                               =======        =======

Unamortized restricted stock represents the unamortized value of restricted stock granted to employees and directors. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $593,000 and $805,000 for the six months ended June 30, 2003 and June 30, 2002, respectively.

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

The following table illustrates the effect on net income available to common stockholders if we had applied the fair value recognition provisions of Statement No. 123 to stock-based compensation for options granted since 1995 but prior to adoption at January 1, 2003 (in thousands, except per share data):

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30                      JUNE 30
                                                ---------------------       ---------------------
                                                 2003          2002          2003          2002
                                                -------       -------       -------       -------
Numerator:
Net income available to common
     stockholders - as reported                 $16,744       $13,490       $33,195       $26,002

Deduct: Stock based employee
     compensation expense determined
     under fair value based method for
     all awards                                     103           136           212           272

Net income available to common
                                                -------       -------       -------       -------
     stockholders - pro forma                   $16,641       $13,354       $32,983       $25,730
                                                =======       =======       =======       =======

Denominator:
Basic weighted average shares -
     as reported and pro forma                   40,546        35,446        40,269        34,196

Effect of dilutive securities:
     Employee stock options - pro forma             284           465           259           425
     Non-vested restricted shares                   224           255           224           255
                                                -------       -------       -------       -------

Dilutive potential common shares                    508           720           483           680

Diluted weighted average shares -
                                                -------       -------       -------       -------
     pro forma                                   41,054        36,166        40,752        34,876
                                                =======       =======       =======       =======

Net income available to common
     stockholders per share - as reported
         Basic                                  $  0.41       $  0.38       $  0.82       $  0.76
         Diluted                                   0.41          0.37          0.81          0.74

Net income available to common
     stockholders per share - pro forma
         Basic                                  $  0.41       $  0.38       $  0.82       $  0.75
         Diluted                                   0.41          0.37          0.81          0.74


NOTE I - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes unrealized gains or losses on our equity investments and foreign currency translation adjustments. These items are included as components of stockholders' equity. Other comprehensive income for the three and six months ended June 30, 2003 totaled $423,000 and $249,000, respectively, and $437,000 and $365,000 for same periods in 2002.

NOTE J - SIGNIFICANT CHANGES AND EVENTS

In March 2003, we sold $100,000,000 of 8.0% unsecured senior notes, maturing in September 2012, at an effective yield of 7.40%. These notes were an add-on to the $150,000,000 senior unsecured notes sold in September 2002. The aggregate principal amount of outstanding notes of this series is now $250,000,000.

On July 9, 2003, we closed on a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock, which generated net proceeds of approximately $96,600,000. The shares have a liquidation value of $25 per share. The preferred stock, which has no stated maturity, may be redeemed by us at par on or after July 9, 2008. A portion of the proceeds from this offering were used to redeem all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock on July 15, 2003, at a redemption price of $25 per share plus accrued and unpaid dividends.

In July 2003, we issued 1,583,100 shares of common stock, $1 par value, at a price of $30.32 per share, which generated net proceeds of approximately $47,950,000.

In July 2003, we issued 594,000 shares of common stock, $1 par value, under our dividend reinvestment and stock purchase plan's waiver program, which generated net proceeds of approximately $17,900,000.

The holder of our Series C Cumulative Convertible Preferred Stock converted 854,000 shares into 833,000 shares of common stock during the quarter ended June 30, 2003, and 300,000 shares into 293,000 shares of common stock in July 2003.

NOTE K - NEW ACCOUNTING POLICIES

In April 2002, the Financial Accounting Standards Board issued Statement
No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement 145 is effective for fiscal years beginning after December 15, 2002. We adopted the standard effective January 1, 2003.

Effective January 1, 2003, we commenced recognizing compensation expense for employee stock options in accordance with Statement 123 on a prospective basis. See Note H.

In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. We are currently evaluating the effects, if any, of the issuance of the Interpretation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, our net real estate investments totaled approximately $1,674,486,000 and included 166 assisted living facilities, 96 skilled nursing facilities and eight specialty care facilities. Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related facilities. New investments are funded from temporary borrowings under our unsecured lines of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the unsecured lines of credit arrangements, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence of secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance future investments.

In March 2003, we sold $100,000,000 of 8.0% unsecured senior notes, maturing in September 2012, at an effective yield of 7.40%. These notes were an add-on to the $150,000,000 senior unsecured notes sold in September 2002. The aggregate principal amount of outstanding notes of this series is now $250,000,000.

On July 9, 2003, we closed on a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock, which generated net proceeds of approximately $96,600,000. The shares have a liquidation value of $25 per share. The preferred stock, which has no stated maturity, may be redeemed by us at par on or after July 9, 2008. A portion of the proceeds from this offering were used to redeem all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock on July 15, 2003, at a redemption price of $25 per share plus accrued and unpaid dividends.

In July 2003, we issued 1,583,100 shares of common stock, $1 par value, at a price of $30.32 per share, which generated net proceeds of approximately $47,950,000.

In July 2003, we issued 594,000 shares of common stock, $1 par value, under our dividend reinvestment and stock purchase plan's waiver program, which generated net proceeds of approximately $17,900,000.

The holder of our Series C Cumulative Convertible Preferred Stock converted 854,000 shares into 833,000 shares of common stock during the quarter ended June 30, 2003, and 300,000 shares into 293,000 shares of common stock in July 2003.

As of June 30, 2003, we had stockholders' equity of $895,310,000 and a total outstanding debt balance of $833,508,000, which represents a debt to total book capitalization ratio of 0.48 to 1.0.

In May 2003, we announced the amendment and extension of our primary unsecured revolving line of credit. The line of credit was expanded to $225,000,000, expires in May 2006 (with the ability to extend for one year at our discretion if we are in compliance with all covenants) and currently bears interest at the lender's prime rate or LIBOR plus 1.3% at our option. Also in May 2003, we repaid our $4,000,000 secured note and terminated this agreement. At the same time, we increased our $25,000,000 unsecured line of credit to $30,000,000. It bears interest at the lender's prime rate and expires in May 2004. Also, at June 30, 2003, we had a secured line of credit in the amount of $60,000,000 bearing interest at the lender's prime rate or LIBOR plus 2.0%, at our option, with a floor of 7.0% and which expires in April 2004. At June 30, 2003, we had $156,900,000 in borrowings outstanding under the unsecured lines of credit arrangements.

As of July 18, 2003, we had an effective shelf registration on file with the Securities and Exchange Commission under which we may issue up to $137,557,819 of securities including debt securities, common and preferred stock and warrants. Depending upon market conditions, we anticipate issuing securities under our shelf registration to invest in additional health care facilities and to repay borrowings under our unsecured lines of credit arrangements.

RESULTS OF OPERATIONS

Revenues were comprised of the following:

                              Three months ended              Change          Year to date through              Change
                         ---------------------------- -------------------- ---------------------------- --------------------
                         Jun. 30, 2003 Jun. 30, 2002      $          %     Jun. 30, 2003 Jun. 30, 2002      $          %
                         ------------- -------------- ----------- -------- ------------- -------------- ----------- --------
(in thousands)
 Rental income               $ 42,023       $ 31,528     $10,495      33%      $ 82,783       $ 60,267     $22,516      37%
 Interest income                5,190          7,107      (1,917)    -27%        10,130         13,894      (3,764)    -27%
 Commitment fees
      and other income            643            749        (106)    -14%         1,235          1,306         (71)     -5%
                         ------------- -------------- ----------- -------- ------------- -------------- ----------- --------
 Totals                      $ 47,856       $ 39,384     $ 8,472      22%      $ 94,148       $ 75,467     $18,681      25%
                         ============= ============== =========== ======== ============= ============== =========== ========

For the three and six months ended June 30, 2003, we generated increased rental income as a result of the acquisition of properties for which we receive rent. This offset a reduction in interest income due to the repayment of mortgage loans.

Expenses were comprised of the following:

                              Three months ended             Change            Year to date through            Change
                         ---------------------------- -------------------- ---------------------------- --------------------
                         Jun. 30, 2003 Jun. 30, 2002      $          %     Jun. 30, 2003 Jun. 30, 2002      $          %
                         ------------- -------------- ----------- -------- ------------- -------------- ----------- --------
(in thousands)
 Interest expense            $ 13,161       $ 10,026     $ 3,135      31%      $ 25,037       $ 19,505     $ 5,532      28%
 Provision for
      depreciation             11,856          9,261       2,595      28%        23,508         17,554       5,954      34%
 General and
      administrative            2,847          2,285         562      25%         5,457          4,546         911      20%
 Loan expense                     680            580         100      17%         1,315          1,157         158      14%
 Impairment of assets                            550        (550)     n/a                          550        (550)     n/a
 Loss on extinguishment
      of debt                                    403        (403)     n/a                          403        (403)     n/a
 Provision for
      loan losses                 250            250           0       0%           500            500           0       0%
                         ------------- -------------- ----------- -------- ------------- -------------- ----------- --------
 Totals                      $ 28,794       $ 23,355     $ 5,439      23%      $ 55,817       $ 44,215     $11,602      26%
                         ============= ============== =========== ======== ============= ============== =========== ========

The increase in interest expense from 2002 to 2003 was primarily due to higher average borrowings in 2003. This was partially offset by an increase in the amount of capitalized interest offsetting interest expense.

We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the three and six months ended June 30, 2003 totaled $380,000 and $638,000, respectively, as compared with none for the same periods in 2002.

The provision for depreciation increased primarily as a result of additional investments in properties owned directly by us.

General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three and six months ended June 30, 2003 were 5.95% and 5.79%, respectively, as compared with 5.63% and 5.83% for the same periods in 2002.

The increase in loan expense was primarily due to the additional amortization of costs related to the unsecured line of credit renewal and the unsecured senior notes issued in 2002.

During the three months ended June 30, 2002, it was determined that the projected undiscounted cash flows from a parcel of land did not exceed its related net book value and an impairment charge of $550,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value of the property was determined by an offer to purchase received from a third party.

In April 2002, we purchased $35,000,000 of our outstanding unsecured senior notes that were due in 2003 and recorded a charge of $403,000 in connection with this early extinguishment. Effective January 1, 2003, in accordance with FASB

Statement No. 145, we reclassified the loss on extinguishment of debt in 2002 to income from continuing operations rather than as an extraordinary item as previously required under FASB Statement No. 4.

Other items:                  Three months ended              Change           Year to date through             Change
                         ---------------------------- -------------------- ---------------------------- --------------------
                         Jun. 30, 2003 Jun. 30, 2002      $          %     Jun. 30, 2003 Jun. 30, 2002      $          %
                         ------------- -------------- ----------- -------- ------------- -------------- ----------- --------
(in thousands)
 Gain (loss) on sales
      of properties          $      0       $    145      $ (145)     n/a      $     34       $    145     $  (111)    -77%
 Discontinued
      operations, net                            657        (657)     n/a            (6)         1,323      (1,329)   -100%
 Preferred dividends           (2,318)        (3,341)      1,023     -31%        (5,164)        (6,718)      1,554     -23%
                         ------------- -------------- ----------- -------- ------------- -------------- ----------- --------
 Totals                      $ (2,318)      $ (2,539)     $  221      -9%      $ (5,136)      $ (5,250)    $   114      -2%
                         ============= ============== =========== ======== ============= ============== =========== ========

During the six months ended June 30, 2003, we sold one property with a carrying value of $110,000 for a gain of $34,000. This property generated a net loss of $6,000 after deducting depreciation and interest expense from rental income for the six months ended June 30, 2003. All properties sold from January 1, 2002 through June 30, 2003 generated $1,323,000 of income after deducting depreciation and interest expense from rental income for the six months ended June 30, 2002.

During the three months ended June 30, 2003, the holder of our Series C Cumulative Convertible Preferred Stock converted 854,000 shares into 833,000 shares of common stock, leaving 1,246,000 shares outstanding at June 30, 2003 as compared to 2,100,000 at June 30, 2002. The decrease in preferred dividends is due to the reduction in outstanding preferred shares.

As a result of the various factors mentioned above, net income available to common stockholders for the three and six months ended June 30, 2003 was $16,744,000, or $0.41 per diluted share, and $33,195,000, or $0.81 per diluted share, respectively, as compared with $13,490,000, or $0.37 per diluted share, and $26,002,000, or $0.74 per diluted share, for the same periods in 2002.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This report on Form 10-Q of the Company may contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern the possible expansion of our portfolio; the performance of our operators and properties; our ability to enter into agreements with new viable tenants for properties which we take back from financially troubled tenants, if any; our ability to make distributions; our policies and plans regarding investments, financings and other matters; our tax status as a real estate investment trust; our ability to appropriately balance the use of debt and equity; and our ability to access capital markets or other sources of funds. When we use words such as "believe," "expect," "anticipate," or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including prevailing interest rates; compliance with and changes to regulations and payment policies within the health care industry; changes in financing terms; competition within the health care and senior housing industries; and changes in federal, state and local legislation. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2002, including factors identified under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

We historically borrow on our unsecured and secured lines of credit arrangements to make acquisitions of, loans to or to construct health care facilities. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under the unsecured and secured lines of credit arrangements.

A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $15 million at June 30, 2003 ($15 million at June 30, 2002). Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets.

Our variable rate debt, including our unsecured and secured lines of credit arrangements, is reflected at fair value. At June 30, 2003, a 1% increase in interest rates related to this variable rate debt (assuming no changes in outstanding balances) would result in increased annual interest expense of $1,569,000 ($990,000 at June 30, 2002).

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

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2003, and the evaluation date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was duly called and held on May 1, 2003 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the Board's nominees for election as directors as listed in the Proxy Statement, and all such nominees were elected.

Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

        Proposal #1 - The election of three directors for a term of three years:

              Nominee                 For       Against
              Pier C. Borra        38,312,377     591,516
              George L. Chapman    38,134,391     769,502
              Sharon M. Oster      37,020,633   1,883,260

        Proposal #2 - An amendment to our Second Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 125,000,000:

              For                  35,628,718
              Against               2,950,039
              Abstain                 325,136

        Proposal #4 - The ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year 2003:

              For                  36,719,321
              Against               2,020,177
              Abstain                 164,395

With respect to Proposal #3, an amendment to our Second Restated Certificate of Incorporation to increase the number of authorized shares of preferred stock from 10,000,000 to 25,000,000, the annual meeting was adjourned until May 23, 2003 to give the proxy solicitors more time to solicit proxies directly from the holders. The reconvened meeting was held on May 23, 2003, and votes were cast at the meeting upon the proposal as follows:

              For                    24,013,347
              Against                 5,684,165
              Abstain                   419,461

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

                99.1 Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

                99.2 Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

                99.3 The Company issued a press release announcing the sale of common stock and other capital activity.

        (b) Reports on Form 8-K

               Date of Report       Item           Description
               --------------       ----           -----------
               May 1, 2003          12             The Company issued a press release
                                                   announcing earnings results for the
                                                   quarter ended March 31, 2003.

               May 12, 2003         5              The Company issued a press release
                                                   announcing the election of directors and
                                                   the passage of three proposals at the annual
                                                   stockholders meeting and the adjournment
                                                   of the meeting with respect to a fourth
                                                   proposal.

               May 15, 2003         5              The Company reported the following: (1) it
                                                   had amended an existing credit facility
                                                   and entered into an additional credit
                                                   facility; (2) it had filed an amendment to
                                                   its Second Restated Certificate of
                                                   Incorporation on June 5, 2003 to increase
                                                   the number of authorized shares of common
                                                   and preferred stock; (3) it issued a press
                                                   release that announced its intent to offer
                                                   additional preferred shares under a newly
                                                   designated Series D Cumulative Redeemable
                                                   Preferred Stock and to redeem all
                                                   outstanding shares of its 8 7/8% Series B
                                                   Cumulative Redeemable Preferred Stock; and
                                                   (4) it entered into an underwriting
                                                   agreement for the sale and purchase of
                                                   4,000,000 shares of 7 7/8% Series D
                                                   Cumulative Redeemable Preferred Stock,
                                                   priced such shares and issued a press
                                                   release announcing the same and the use of
                                                   a portion of the proceeds from the sale of
                                                   such shares to redeem its 8 7/8% Series B
                                                   Cumulative Redeemable Preferred Stock.

               July 8, 2003         5              The Company announced that it had filed
                                                   the Certificate of Designation for its 7
                                                   7/8% Series D Cumulative Redeemable
                                                   Preferred Stock.

               July 8, 2003         5              The Company reported the following: (1) it
                                                   issued a press release  announcing investments
                                                   for the quarter ended June 30, 2003; (2) Arnold &
                                                   Porter issued a tax opinion to the Company in
                                                   connection with the Company's sale of 4,000,000
                                                   shares of its 7 7/8% Series D Cumulative
                                                   Redeemable Preferred Stock; and (3) the Company
                                                   had signed a purchase agreement for the purchase
                                                   and sale of 1,583,100 shares of common stock.


               July 15, 2003        12             The Company issued a press release
                                                   announcing earnings results for the
                                                   quarter ended June 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HEALTH CARE REIT, INC.


Date:      July 21, 2003                   By: /S/ GEORGE L. CHAPMAN
     ------------------------                  ---------------------------------
                                           George L. Chapman,
                                           Chairman and Chief Executive Officer


Date:      July 21, 2003                   By: /S/ RAYMOND W. BRAUN
     ------------------------                  ---------------------------------
                                           Raymond W. Braun,
                                           President and Chief Financial Officer


Date:      July 21, 2003                   By: /S/ MICHAEL A. CRABTREE
     ------------------------                  ---------------------------------
                                           Michael A. Crabtree,
                                           Chief Accounting Officer

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER


I, GEORGE L. CHAPMAN, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Health Care REIT, Inc.;

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:    July 21, 2003
       ----------------


                                                      /s/ GEORGE L. CHAPMAN
                                                      --------------------------
                                                      George L. Chapman,
                                                      Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER


I, RAYMOND W. BRAUN, certify that:

7. I have reviewed this quarterly report on Form 10-Q of Health Care REIT, Inc.;

8. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


        d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


        e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


        f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


        d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:    July 21, 2003
       ----------------


                                                     /s/ RAYMOND W. BRAUN
                                                     ---------------------------
                                                     Raymond W. Braun,
                                                     Chief Financial Officer