Form 10-Q
period 2003-09-30
HEALTH CARE REIT INC /DE/
filed 2003-10-24
CIK 766704

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED           SEPTEMBER 30, 2003
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________________to __________________

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

                                 Yes [x] No [ ]

As of October 23, 2003, the registrant had 49,239,128 shares of common stock outstanding.

================================================================================

                                      INDEX

                                                                                                                       PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets - September 30, 2003 and December 31, 2002............................           3

            Consolidated Statements of Income - Three and nine months ended September 30, 2003
                  and 2002....................................................................................           4

            Consolidated Statements of Stockholders' Equity - Nine months ended September 30, 2003
                  and 2002....................................................................................           5

            Consolidated Statements of Cash Flows - Nine months ended September 30, 2003 and 2002.............           6

            Notes to Unaudited Consolidated Financial Statements..............................................           7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............          13

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.........................................          16

Item 4.     Controls and Procedures...........................................................................          16

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.........................................................          17

Item 4.     Submission of Matters to a Vote of Security Holders...............................................          17

Item 6.     Exhibits and Reports on Form 8-K..................................................................          17

SIGNATURES  ..................................................................................................          18


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                SEPTEMBER 30      DECEMBER 31
                                                                    2003              2002
                                                                (UNAUDITED)         (NOTE)
                                                                -----------         ------
ASSETS                                                                   (IN THOUSANDS)
Real estate investments:
      Real property owned
            Land                                                 $   157,608      $   112,044
            Buildings & improvements                               1,656,499        1,288,520
            Construction in progress                                  35,335           19,833
                                                                 -----------      -----------
                                                                   1,849,442        1,420,397
            Less accumulated depreciation                           (136,432)        (113,579)
                                                                 -----------      -----------
            Total real property owned                              1,713,010        1,306,818

      Loans receivable
            Real property loans                                      200,292          208,016
            Subdebt investments                                       45,028           14,578
                                                                 -----------      -----------
                                                                     245,320          222,594
      Less allowance for losses on loans receivable                   (5,705)          (4,955)
                                                                 -----------      -----------
                                                                     239,615          217,639
                                                                 -----------      -----------
            Net real estate investments                            1,952,625        1,524,457

Other assets:
            Equity investments                                         7,649            7,494
            Deferred loan expenses                                     8,098            9,291
            Cash and cash equivalents                                  8,172            9,550
            Receivables and other assets                              55,067           43,318
                                                                 -----------      -----------
                                                                      78,986           69,653
                                                                 -----------      -----------
Total assets                                                     $ 2,031,611      $ 1,594,110
                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Borrowings under unsecured lines of credit obligations     $   143,000      $   109,500
      Senior unsecured notes                                         615,000          515,000
      Secured debt                                                   145,164           51,831
      Accrued expenses and other liabilities                           7,323           20,547
                                                                 -----------      -----------
Total liabilities                                                    910,487          696,878

Stockholders' equity:
      Preferred stock                                                145,150          127,500
      Common stock                                                    48,016           40,086
      Capital in excess of par value                               1,006,983          790,838
      Cumulative net income                                          641,366          580,496
      Cumulative dividends                                          (718,174)        (638,085)
      Accumulated other
            comprehensive income                                         128             (170)
      Other equity                                                    (2,345)          (3,433)
                                                                 -----------      -----------
Total stockholders' equity                                         1,121,124          897,232
                                                                 -----------      -----------
Total liabilities and stockholders' equity                       $ 2,031,611      $ 1,594,110
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

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                SEPTEMBER 30            SEPTEMBER 30
                                                          ---------------------     ---------------------
                                                            2003         2002         2003         2002
                                                            ----         ----         ----         ----
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
      Rental income                                       $ 43,306     $ 32,182     $121,798     $ 88,423
      Interest income                                        5,797        7,127       15,927       21,022
      Commitment fees and other income                         872          839        2,108        2,144
                                                          --------     --------     --------     --------
                                                            49,975       40,148      139,833      111,589
Expenses:
      Interest expense                                      13,093        9,556       37,093       28,234
      Provision for depreciation                            12,945        9,222       35,004       25,328
      General and administrative                             2,995        2,496        8,452        7,040
      Loan expense                                             717          599        2,032        1,756
      Impairment of assets                                                                            550
      Loss on extinguishment of debt                                                                  403
      Provision for loan losses                                250          250          750          750
                                                          --------     --------     --------     --------
                                                            30,000       22,123       83,331       64,061
                                                          --------     --------     --------     --------
Income from continuing operations                           19,975       18,025       56,502       47,528

Discontinued operations:
      Net gain (loss) on sales of properties                 4,278          439        4,312          584
      Income (loss) from discontinued operations, net        1,048        1,299        2,846        4,372
                                                          --------     --------     --------     --------
                                                             5,326        1,738        7,158        4,956

Net income                                                  25,301       19,763       63,660       52,484

Preferred stock dividends                                    1,910        2,878        7,074        9,596
Preferred stock redemption charge                            2,790                     2,790
                                                          --------     --------     --------     --------
Net income available to common stockholders               $ 20,601     $ 16,885     $ 53,796     $ 42,888
                                                          ========     ========     ========     ========

Average number of common shares outstanding:
      Basic                                                 44,181       38,628       41,602       35,695
      Diluted                                               44,833       39,324       42,165       36,451

Earnings per share:
      Basic:
      Income from continuing operations
            available to common stockholders              $   0.35     $   0.40     $   1.12     $   1.06
      Discontinued operations, net                            0.12         0.04         0.17         0.14
                                                          --------     --------     --------     --------
      Net income available to common stockholders         $   0.47     $   0.44     $   1.29     $   1.20

      Diluted:
      Income from continuing operations
            available to common stockholders              $   0.34     $   0.39     $   1.11     $   1.04
      Discontinued operations, net                            0.12         0.04         0.17         0.14
                                                          --------     --------     --------     --------
      Net income available to common stockholders         $   0.46     $   0.43     $   1.28     $   1.18

Dividends declared and paid per common share              $  0.585     $  0.585     $  1.755     $  1.755




See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                    --------------------------------------------------------------
                                                                                      CAPITAL IN
                                                     PREFERRED         COMMON          EXCESS OF        CUMULATIVE
                                                        STOCK          STOCK          PAR VALUE        NET INCOME
                                                        -----          -----          ---------        ----------
                                                                              (IN THOUSANDS)
Balances at beginning of period                     $ 127,500        $ 40,086         $ 790,838         $ 580,496
Comprehensive income:
   Net income                                                                                              63,660
   Other comprehensive income:
   Unrealized gain (loss) on equity investments
   Foreign currency translation adjustment

Total comprehensive income

Proceeds from issuance of common shares
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                                  1,826            49,226
Proceeds from issuance of common shares                                 4,783           134,750
Proceeds from issuance of preferred shares            126,500                            (3,150)
Redemption of preferred stock                         (75,000)                            2,790            (2,790)
Conversion of preferred stock                         (33,850)          1,321            32,529
Restricted stock amortization
Compensation expense related
   to stock options
Cash dividends paid
                                                    ---------        --------       -----------         ---------
Balances at end of period                           $ 145,150        $ 48,016       $ 1,006,983         $ 641,366
                                                    =========        ========       ===========         =========



                                                                    NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                         ------------------------------------------------------------
                                                                       ACCUMULATED
                                                                           OTHER
                                                         CUMULATIVE    COMPREHENSIVE         OTHER
                                                          DIVIDENDS       INCOME             EQUITY           TOTAL
                                                          ---------       ------             ------           -----
                                                                               (IN THOUSANDS)
Balances at beginning of period                         $ (638,085)        $ (170)          $ (3,433)       $ 897,232
Comprehensive income:
   Net income                                                                                                  63,660
   Other comprehensive income:
   Unrealized gain (loss) on equity investments                               (11)                                (11)
   Foreign currency translation adjustment                                    309                                 309
                                                                                                          -----------
Total comprehensive income                                                                                     63,958
                                                                                                          -----------
Proceeds from issuance of common shares
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                                                            53           51,105
Proceeds from issuance of common shares                                                                       139,533
Proceeds from issuance of preferred shares                                                                    123,350
Redemption of preferred stock                                                                                 (75,000)
Conversion of preferred stock                                                                                       0
Restricted stock amortization                                                                    887              887
Compensation expense related
   to stock options                                                                              148              148
Cash dividends paid                                        (80,089)                                           (80,089)
                                                        -----------        ------           ---------     -----------
Balances at end of period                               $ (718,174)        $  128           $ (2,345)     $ 1,121,124
                                                        ==========         ======           ========      ===========


                                                                NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                    --------------------------------------------------------------
                                                                                      CAPITAL IN
                                                     PREFERRED         COMMON          EXCESS OF        CUMULATIVE
                                                        STOCK          STOCK          PAR VALUE        NET INCOME
                                                        -----          -----          ---------        ----------
                                                                              (IN THOUSANDS)

Balances at beginning of period                      $ 150,000        $ 32,740         $ 608,942         $ 512,837
Comprehensive income:
   Net income                                                                                               52,484
   Other comprehensive income:
   Unrealized gain (loss) on equity investments
   Foreign currency translation adjustment

Total comprehensive income

Proceeds from issuance of common shares
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                                   1,083            22,818
Proceeds from issuance of common shares                                  4,356           110,879
Conversion of preferred stock                          (22,500)            878            21,622
Restricted stock amortization
Cash dividends paid
                                                     ---------        --------         ---------         ---------
Balances at end of period                            $ 127,500        $ 39,057         $ 764,261         $ 565,321
                                                     =========        ========         =========         =========


                                                                    NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                         ------------------------------------------------------------
                                                                       ACCUMULATED
                                                                           OTHER
                                                         CUMULATIVE    COMPREHENSIVE         OTHER
                                                          DIVIDENDS       INCOME             EQUITY           TOTAL
                                                          ---------       ------             ------           -----
                                                                               (IN THOUSANDS)

Balances at beginning of period                          $(540,946)    $   (923)             $ (4,780)       $ 757,870
Comprehensive income:
   Net income                                                                                                   52,484
   Other comprehensive income:
   Unrealized gain (loss) on equity investments                             (44)                                   (44)
   Foreign currency translation adjustment                                  597                                    597
                                                                                                             ---------
Total comprehensive income                                                                                      53,037
                                                                                                             ---------
Proceeds from issuance of common shares
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                                                           (189)          23,712
Proceeds from issuance of common shares                                                                        115,235
Conversion of preferred stock                                                                                        0
Restricted stock amortization                                                                   1,207            1,207
Cash dividends paid                                        (71,419)                                            (71,419)
                                                         ---------     --------              --------        ---------
Balances at end of period                                $(612,365)    $   (370)             $ (3,762)       $ 879,642
                                                         =========     ========              ========        =========

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30
                                                                                                 ------------------------
                                                                                                   2003           2002
                                                                                                 ---------      ---------
                                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES

Net income                                                                                       $  63,660      $  52,484
Adjustments to reconcile net income to
      net cash provided from operating
      activities:
           Provision for depreciation                                                               36,772         28,662
           Amortization                                                                              2,855          2,961
           Provision for loan losses                                                                   750            750
           Impairment of assets                                                                                       550
           Commitment fees earned
                greater than cash received                                                                         (1,530)
           Rental income in excess of
                cash received                                                                       (7,025)        (5,346)
           Equity in (earnings) losses of affiliated companies                                        (270)           220
           (Gain) loss on sales of properties                                                       (4,312)          (584)
           Increase (decrease) in accrued expenses and
                other liabilities                                                                  (13,223)        (5,536)
           Decrease (increase) in receivables and
                other assets                                                                        (4,535)        (1,460)
                                                                                                 ---------      ---------
Net cash provided from (used in) operating activities                                               74,672         71,171

INVESTING ACTIVITIES

      Investment in real property                                                                 (367,124)      (291,439)
      Investment in loans receivable
           and subdebt investments                                                                 (90,088)       (61,433)
      Other investments, net of payments                                                               414           (228)
      Principal collected on loans receivable
           and subdebt investments                                                                  54,929         35,203
      Proceeds from sales of properties                                                             65,160         49,519
      Other                                                                                           (202)          (485)
                                                                                                 ---------      ---------
Net cash provided from (used in) investing activities                                             (336,911)      (268,863)

FINANCING ACTIVITIES

      Net increase (decrease) under unsecured
           line of credit arrangements                                                              33,500         72,600
      Net increase (decrease) under secured
           line of credit arrangements                                                                            (29,000)
      Proceeds from issuance of senior notes                                                       100,000        150,000
      Principal payments on senior notes                                                                          (40,000)
      Principal payments on secured debt                                                            (4,411)        (7,527)
      Net proceeds from the issuance of common stock                                               190,638        138,947
      Net proceeds from the issuance of preferred stock                                             96,850
      Redemption of preferred stock                                                                (75,000)
      Decrease (increase) in deferred loan expense                                                    (627)        (4,295)
      Cash distributions to stockholders                                                           (80,089)       (71,419)
                                                                                                 ---------      ---------
Net cash provided from (used in) financing activities                                              260,861        209,306
                                                                                                 ---------      ---------
Increase (decrease) in cash and cash equivalents                                                    (1,378)        11,614
Cash and cash equivalents at beginning of period                                                     9,550          9,826
                                                                                                 ---------      ---------
Cash and cash equivalents at end of period                                                       $   8,172      $  21,440
                                                                                                 =========      =========

Supplemental cash flow information-interest paid                                                 $  47,634      $  35,935
                                                                                                 =========      =========



See notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     HEALTH CARE REIT, INC. AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily an indication of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

NOTE B - REAL ESTATE INVESTMENTS

During the nine months ended September 30, 2003, we invested $345,091,000 in real property, provided permanent mortgage and loan financings of $63,367,000, made construction advances of $22,033,000 and funded $26,721,000 of subdebt investments. As of September 30, 2003, we had approximately $24,877,000 in unfunded construction commitments. Also during the nine months ended September 30, 2003, we sold real property generating $65,160,000 of net proceeds and collected $54,929,000 and $414,000 as repayment of principal on loans receivable and subdebt investments, respectively.

NOTE C - EQUITY INVESTMENTS

We have an investment in Atlantic Healthcare Finance L.P., a property group that specializes in the financing, through sale and leaseback transactions, of nursing and care homes located in the United Kingdom. This investment is accounted for using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the investee due to our 31% ownership interest. In October 2003, we sold our investment in Atlantic Healthcare Finance L.P. generating a net gain of approximately $800,000 which will be recognized in the fourth quarter.

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

On August 20, 2003, we paid a dividend of $0.585 per share to stockholders of record on July 31, 2003. This dividend related to the period from April 1, 2003 through June 30, 2003.

NOTE E - DISCONTINUED OPERATIONS

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. We adopted the standard effective January 1, 2002.

During the nine months ended September 30, 2003, we sold fourteen assisted living facilities, two skilled nursing facilities and one parcel of land with carrying values of $60,848,000 for a net gain of $4,312,000. In accordance with Statement No. 144, we have reclassified the income and expenses attributable to all properties sold subsequent to January 1, 2002 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying the properties as discontinued operations (in thousands):

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30          SEPTEMBER 30
                                                   -----------------      -----------------
                                                     2003       2002       2003       2002
                                                    ------     ------     ------     ------
Revenues
     Rental income                                  $1,541     $3,187     $5,833     $9,828

Expenses

      Interest expense                                 180        894      1,219      2,246
      Provision for depreciation                       313        994      1,768      3,210

                                                    ------     ------     ------     ------
Income (loss) from discontinued operations, net     $1,048     $1,299     $2,846     $4,372
                                                    ======     ======     ======     ======





NOTE F - CONTINGENT LIABILITIES

We have guaranteed the payment of industrial revenue bonds for one assisted living facility, in the event that the present owner defaults upon its obligations. In consideration for this guaranty, we receive and recognize fees annually related to this agreement. This guaranty expires upon the repayment of the industrial revenue bonds which currently mature in 2009. At September 30, 2003, we were contingently liable for $3,195,000 under this guaranty.

In addition, we have an outstanding letter of credit issued to a bank, which bank provided additional financing for a residential retirement community project. We have also guaranteed the payment of a loan made by the bank on this project. The letter of credit currently expires in 2004 and the guaranty expires upon the repayment of the loan, which currently matures in 2004. At September 30, 2003, obligations under these agreements for which we were contingently liable aggregated approximately $3,500,000.

As of September 30, 2003, we had approximately $24,877,000 of unfunded construction commitments.

On November 20, 2002, Doctors Community Health Care Corporation and five subsidiaries filed for Chapter 11 bankruptcy protection. Doctors has stated that the bankruptcy filing was due to the bankruptcy of National Century Financial Enterprises and affiliates, who halted payments to health care providers, including Doctors. We have provided mortgage financing to Doctors in the form of a loan secured by the Pacifica Hospital of the Valley in Sun Valley, CA, and the other assets of the Pacifica of the Valley Corporation, one of the debtor subsidiaries. The outstanding principal balance of the loan was approximately $18.8 million at September 30, 2003. The assets of the Doctors debtors are currently out for bid under bankruptcy court supervision. Doctors anticipates a confirmation hearing on its plan of reorganization to be held on December 10, 2003. Doctors did not make an interest payment for the nine months ended September 30, 2003. We believe we are entitled to all accrued but unrecognized interest, however, as previously stated, we do not currently intend to recognize any interest on the loan if payment is not received.

Alterra Healthcare Corporation filed for Chapter 11 bankruptcy protection on January 23, 2003. We have a master lease with Alterra for 45 assisted living facilities with a depreciated book value of $104.0 million at September 30, 2003. A joint venture between Fortress Investment Group LLC and Emeritus Corporation was the winning bidder at an auction held on July 17, 2003. The $76 million acquisition was approved by the bankruptcy court on July 23, 2003. Subject to confirmation of Alterra's plan of reorganization, our master lease should be assumed by the reorganized Alterra. A hearing on confirmation of Alterra's plan of reorganization is scheduled for October 24, 2003. Alterra has remained current on rental payments throughout the bankruptcy process.

NOTE G - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   SEPTEMBER 30            SEPTEMBER 30
                                               -------------------     --------------------
                                                 2003        2002        2003        2002
                                               -------     -------     -------     -------
Numerator for basic and diluted earnings
per share - net income available to common
stockholders                                   $20,601     $16,885     $53,796     $42,888
                                               =======     =======     =======     =======

Denominator for basic earnings per
share - weighted average shares                 44,181      38,628      41,602      35,695

Effect of dilutive securities:
      Employee stock options                       450         441         361         501
      Non-vested restricted shares                 202         255         202         255
                                               -------     -------     -------     -------

Dilutive potential common shares                   652         696         563         756
                                               -------     -------     -------     -------

Denominator for diluted earnings per
share - adjusted weighted average shares        44,833      39,324      42,165      36,451
                                               =======     =======     =======     =======

Basic earnings per share                       $  0.47     $  0.44     $  1.29     $  1.20
                                               =======     =======     =======     =======
Diluted earnings per share                     $  0.46     $  0.43     $  1.28     $  1.18
                                               =======     =======     =======     =======


The diluted earnings per share calculation excludes the dilutive effect of 0 shares for the three and nine month periods ended September 30, 2003, respectively, and 10,000 and 10,000 shares for the same periods in 2002, because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock and the Series E Cumulative Convertible and Redeemable Preferred Stock were not included in this calculation as the effect of the conversions were anti-dilutive.

NOTE H - OTHER EQUITY

Other equity consists of the following (in thousands):

                                                 SEPTEMBER 30
                                             --------------------
                                              2003         2002
                                             -------      -------
Accumulated compensation expense related
     to stock options                        $   148      $     0
Unamortized restricted stock                  (2,493)      (3,762)

                                             -------      -------
                                             $(2,345)     $(3,762)
                                             =======      =======




Unamortized restricted stock represents the unamortized value of restricted stock granted to employees and directors. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $887,000 and $1,207,000 for the nine months ended September 30, 2003 and September 30, 2002, respectively.

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

The following table illustrates the effect on net income available to common stockholders if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for options granted since 1995 but prior to adoption at January 1, 2003 (in thousands, except per share data):

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  SEPTEMBER 30           SEPTEMBER 30
                                              -------------------     -------------------
                                               2003        2002         2003        2002
                                               ----        ----         ----        ----
Numerator:
Net income available to common
     stockholders - as reported               $20,601     $16,885     $53,796     $42,888

Deduct: Stock based employee
     compensation expense determined
     under fair value based method for
     all awards                                   103         136         315         409
                                              -------     -------     -------     -------
Net income available to common
     stockholders - pro forma                 $20,498     $16,749     $53,481     $42,479
                                              =======     =======     =======     =======

Denominator:
Basic weighted average shares -
     as reported and pro forma                 44,181      38,628      41,602      35,695

Effect of dilutive securities:
     Employee stock options - pro forma           409         398         316         413
     Non-vested restricted shares                 202         255         202         255
                                              -------     -------     -------     -------

Dilutive potential common shares                  611         653         518         668
                                              -------     -------     -------     -------
Diluted weighted average shares -
     pro forma                                 44,792      39,281      42,120      36,363
                                              =======     =======     =======     =======

Net income available to common
     stockholders per share - as reported
          Basic                               $  0.47     $  0.44     $  1.29     $  1.20
          Diluted                                0.46        0.43        1.28        1.18

Net income available to common
     stockholders per share - pro forma
          Basic                               $  0.46     $  0.43     $  1.29     $  1.19
          Diluted                                0.46        0.43        1.27        1.17


NOTE I - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes unrealized gains or losses on our equity investments and foreign currency translation adjustments. These items are included as components of stockholders' equity. Other comprehensive income for the three and nine months ended September 30, 2003 totaled ($125,000) and $298,000, respectively, and $188,000 and $553,000 for same periods in 2002.

NOTE J - SIGNIFICANT CHANGES AND EVENTS

In March 2003, we sold $100,000,000 of 8.0% senior unsecured notes, maturing in September 2012, at an effective yield of 7.40%. These notes were an add-on to the $150,000,000 senior unsecured notes sold in September 2002. The aggregate principal amount of outstanding notes of this series is now $250,000,000.

On July 9, 2003, we closed on a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock, which generated net proceeds of approximately $96,850,000. The shares have a liquidation value of $25 per share. The preferred stock, which has no stated maturity, may be redeemed by us at par on or after July 9, 2008. A portion of the proceeds from this offering were used to redeem all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock on July 15, 2003, at a redemption price of $25 per share plus accrued and unpaid dividends.

In July 2003, we issued 1,583,100 shares of common stock, $1 par value, at a price of $30.32 per share, which generated net proceeds of approximately $47,950,000.

In July 2003, we issued 594,000 shares of common stock, $1 par value, under our dividend reinvestment and stock purchase plan's waiver program, which generated net proceeds of approximately $17,900,000.

In September 2003, we issued 3,200,000 shares of common stock, $1 par value, at a price of $30.25 per share, which generated net proceeds of approximately $91,583,000. In October 2003, we issued an additional 480,000 shares of common stock pursuant to the over-allotment exercise, which generated net proceeds of approximately $13,795,000.

On September 29, 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock as partial consideration for an acquisition of assets by the Company, with the shares valued at $26,500,000 for such purposes. The shares were issued to Southern Assisted Living, Inc. and certain of its shareholders without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended. The shares have a liquidation value of $25 per share. The preferred stock, which has no stated maturity, may be redeemed by us at par on or after August 15, 2008. The preferred shares are convertible into common stock at a conversion price of $32.66 per share at any time.

The holder of our Series C Cumulative Convertible Preferred Stock converted 1,354,000 shares into 1,321,000 shares of common stock during the nine months ended September 30, 2003, and 376,000 shares into 367,000 shares of common stock in October 2003.

In August and September 2003, we solicited the consents of registered holders of our senior unsecured notes to the adoption of certain amendments to the Indenture, dated as of April 17, 1997 (as amended and supplemented) (the "1997 Indenture"), with Fifth Third Bank, as trustee (the "Trustee"), and the Indenture, dated as of September 6, 2002 (as amended and supplemented) (the "2002 Indenture"), with the Trustee. After receiving the requisite number of consents, we entered into Supplemental Indenture No. 5 to the 1997 Indenture with the Trustee and Supplemental Indenture No. 2 to the 2002 Indenture with the Trustee. As amended, the supplemental indentures modify the indentures to require us to (a) limit the use of secured debt to 40% of undepreciated assets,
(b) limit total debt to 60% of undepreciated total assets, and (c) maintain total unencumbered assets at 150% of total secured debt. These amendments to all of our $615,000,000 of senior unsecured notes are intended to modernize the covenant package and make it consistent with other investment-grade REITs.

NOTE K - NEW ACCOUNTING POLICIES

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement 145 is effective for fiscal years beginning after December 15, 2002. We adopted the standard effective January 1, 2003.

Effective January 1, 2003, we commenced recognizing compensation expense for employee stock options in accordance with Statement 123 on a prospective basis. See Note H.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation is effective for financial statements issued for the first period ending after December 15, 2003. We are currently evaluating the effects, if any, of the issuance of the Interpretation.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement 150 requires that certain financial instruments be classified as liabilities (or assets in certain circumstances) rather than as equity. Statement 150 is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the standard effective July 1, 2003 and have determined that none of our financial instruments are impacted by this Statement.

Emerging Issues Task Force (EITF) Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock should be subtracted from net earnings to determine net income available to common stockholders in the calculation of earnings per share. At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission (SEC) Observer clarified that for purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified upon issuance. On July 15, 2003, we redeemed all three million shares of our 8.875% Series B Cumulative Redeemable Preferred Stock. The costs to issue these securities were recorded as a reduction to paid-in capital, and to implement the clarified accounting pronouncement, we recorded a non-cash, non-recurring charge of $2.79 million, or $0.06 per diluted share, in the third quarter of 2003 to reduce net income available to common stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, our net real estate investments totaled approximately $1.96 billion and included 217 assisted living facilities, 96 skilled nursing facilities and eight specialty care facilities. Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related facilities. New investments are funded from temporary borrowings under our unsecured lines of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the unsecured lines of credit arrangements, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence of secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance future investments.

In March 2003, we sold $100,000,000 of 8.0% senior unsecured notes, maturing in September 2012, at an effective yield of 7.40%. These notes were an add-on to the $150,000,000 senior unsecured notes sold in September 2002. The aggregate principal amount of outstanding notes of this series is now $250,000,000.

On July 9, 2003, we closed on a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock, which generated net proceeds of approximately $96,850,000. The shares have a liquidation value of $25 per share. The preferred stock, which has no stated maturity, may be redeemed by us at par on or after July 9, 2008. A portion of the proceeds from this offering were used to redeem all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock on July 15, 2003, at a redemption price of $25 per share plus accrued and unpaid dividends.

In July 2003, we issued 1,583,100 shares of common stock, $1 par value, at a price of $30.32 per share, which generated net proceeds of approximately $47,950,000.

In July 2003, we issued 594,000 shares of common stock, $1 par value, under our dividend reinvestment and stock purchase plan's waiver program, which generated net proceeds of approximately $17,900,000.

In September 2003, we issued 3,200,000 shares of common stock, $1 par value, at a price of $30.25 per share, which generated net proceeds of approximately $91,583,000. In October 2003, we issued an additional 480,000 shares of common stock pursuant to the over-allotment exercise, which generated net proceeds of approximately $13,795,000.

On September 29, 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock as partial consideration for an acquisition of assets by the Company, with the shares valued at $26,500,000 for such purposes. The shares were issued to Southern Assisted Living, Inc. and certain of its shareholders without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended. The shares have a liquidation value of $25 per share. The preferred stock, which has no stated maturity, may be redeemed by us at par on or after August 15, 2008. The preferred shares are convertible into common stock at a conversion price of $32.66 per share at any time.

The holder of our Series C Cumulative Convertible Preferred Stock converted 1,354,000 shares into 1,321,000 shares of common stock during the nine months ended September 30, 2003, and 376,000 shares into 367,000 shares of common stock in October 2003.

As of September 30, 2003, we had stockholders' equity of $1,121,124,000 and a total outstanding debt balance of $903,164,000, which represents a debt to total book capitalization ratio of 0.45 to 1.0.

In October 2003, we sold our investment in Atlantic Healthcare Finance L.P. generating a net gain of approximately $800,000 which will be recognized in the fourth quarter.

In May 2003, we announced the amendment and extension of our primary unsecured revolving line of credit. The line of credit was expanded to $225,000,000, expires in May 2006 (with the ability to extend for one year at our discretion if we are in compliance with all covenants) and currently bears interest at the lender's prime rate or LIBOR plus 1.3% at our option. In August 2003, we further amended the line of credit to modify certain financial covenants that will enhance our financial flexibility and align our covenant package with other investment grade REITs. Also in May 2003, we repaid our $4,000,000 secured note and terminated this agreement. At the same time, we increased our $25,000,000 unsecured line of credit to $30,000,000. This line of credit bears interest at the lender's prime rate and expires in May 2004. Also, at September 30, 2003, we had a secured line of credit in the amount of $60,000,000 bearing interest at the lender's prime rate or LIBOR plus 2.0%, at our option, with a floor of 7.0% and which expires in April 2004. At September 30, 2003, we had $143,000,000 in borrowings outstanding under the unsecured lines of credit arrangements.

As of October 23, 2003, we had an effective shelf registration on file with the Securities and Exchange Commission under which we may issue up to $831,794,619 of securities including debt securities, common and preferred stock, depositary shares, warrants and units. Depending upon market conditions, we anticipate issuing securities under our shelf registration to invest in additional health care facilities and to repay borrowings under our unsecured lines of credit arrangements.

On July 23, 2003, Moody's Investor Services upgraded its rating on our senior unsecured notes from Ba1 to Baa3. The credit strengths noted by Moody's included moderate financial leverage, negligible secured debt, strong portfolio management and underwriting skills and improved portfolio fundamentals in our skilled nursing and assisted living facilities.

In August and September 2003, we solicited the consents of registered holders of our senior unsecured notes to the adoption of certain amendments to the Indenture, dated as of April 17, 1997 (as amended and supplemented) (the "1997 Indenture"), with Fifth Third Bank, as trustee (the "Trustee"), and the Indenture, dated as of September 6, 2002 (as amended and supplemented) (the "2002 Indenture"), with the Trustee. After receiving the requisite number of consents, we entered into Supplemental Indenture No. 5 to the 1997 Indenture with the Trustee and Supplemental Indenture No. 2 to the 2002 Indenture with the Trustee. As amended, the supplemental indentures modify the indentures to require us to (a) limit the use of secured debt to 40% of undepreciated assets,
(b) limit total debt to 60% of undepreciated total assets, and (c) maintain total unencumbered assets at 150% of total secured debt. These amendments to all of our $615,000,000 of senior unsecured notes are intended to modernize the covenant package and make it consistent with other investment-grade REITs.

RESULTS OF OPERATIONS

Revenues were comprised of the following:

                        Three months ended               Change             Year to date through              Change
                      ----------------------   -----------------------     -----------------------    -----------------------
                      Sep. 30,     Sep. 30,                                Sep. 30,      Sep. 30,
                        2003         2002          $               %         2003          2002           $              %
                        ----         ----          -               -         ----          ----           -              -
(in thousands)
Rental income         $ 43,306     $ 32,182     $ 11,124           35%      $121,798     $ 88,423     $ 33,375           38%
Interest income          5,797        7,127       (1,330)         -19%        15,927       21,022       (5,095)         -24%
Commitment fees
 and other income          872          839           33            4%         2,108        2,144          (36)          -2%
                      --------     --------     --------           --       --------     --------     --------           --
Totals                $ 49,975     $ 40,148     $  9,827           24%      $139,833     $111,589     $ 28,244           25%
                      ========     ========     ========           ==       ========     ========     ========           ==




For the three and nine months ended September 30, 2003, we generated increased rental income as a result of the acquisition of properties for which we receive rent. This offset a reduction in interest income due to the repayment of mortgage loans and non-recognition of interest income related to our mortgage loan with Doctors Community Health Care Corporation.

Expenses were comprised of the following:

                             Three months ended                Change            Year to date through               Change
                           ---------------------      ---------------------      ---------------------     ---------------------
                            Sep. 30,    Sep. 30,                                 Sep. 30,     Sep. 30,
                              2003        2002           $              %          2003         2002           $              %
                              ----        ----           -              -          ----         ----           -              -
(in thousands)
Interest expense           $ 13,093     $  9,556      $  3,537           37%     $ 37,093     $ 28,234     $  8,859           31%
Provision for
   depreciation              12,945        9,222         3,723           40%       35,004       25,328        9,676           38%
General and
   administrative             2,995        2,496           499           20%        8,452        7,040        1,412           20%
Loan expense                    717          599           118           20%        2,032        1,756          276           16%
Impairment of assets                                                                               550         (550)         n/a
Loss on extinguishment
   of debt                                                                                         403         (403)         n/a
Provision for
   loan losses                  250          250             0            0%          750          750            0            0%
                           --------     --------      --------           --      --------     --------     --------           --
Totals                     $ 30,000     $ 22,123      $  7,877           36%     $ 83,331     $ 64,061     $ 19,270           30%
                           ========     ========      ========           ==      ========     ========     ========           ==



The increase in interest expense from 2002 to 2003 was primarily due to higher average borrowings in 2003. This was partially offset by lower average interest rates and an increase in the amount of capitalized interest offsetting interest expense.

We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the three and nine months ended September 30, 2003 totaled $490,000 and $1,128,000, respectively, as compared with none for the same periods in 2002.

The provision for depreciation increased primarily as a result of additional investments in properties owned directly by us.

General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three and nine months ended September 30, 2003 were 4.97% and 5.49%, respectively, as compared with 5.89% and 5.96% for the same periods in 2002.

The increase in loan expense was primarily due to the additional amortization of costs related to the unsecured lines of credit expansions and costs related to obtaining consents to modify the covenant packages of our senior unsecured notes.

During the nine months ended September 30, 2002, it was determined that the projected undiscounted cash flows from a parcel of land did not exceed its related net book value and an impairment charge of $550,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value of the property was determined by an offer to purchase received from a third party.

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

Other items:              Three months ended             Change           Year to date through             Change
------------             --------------------      ------------------     --------------------      -----------------
                         Sep. 30,     Sep. 30,                            Sep. 30,     Sep. 30,
                           2003         2002          $          %          2003         2002          $            %
                           ----         ----          -          -          ----         ----          -            -
(in thousands)
Gain (loss) on sales
  of properties          $ 4,278      $   439      $ 3,839       874%     $ 4,312      $   584      $ 3,728       638%
Discontinued
   operations, net         1,048        1,299         (251)      -19%       2,846        4,372       (1,526)      -35%
Preferred dividends       (1,910)      (2,878)         968       -34%      (7,074)      (9,596)       2,522       -26%
Preferred stock
   redemption charge      (2,790)                   (2,790)      n/a       (2,790)                   (2,790)      n/a
                         -------      -------      -------       ---      -------      -------      -------        --
Totals                   $   626      $(1,140)     $ 1,766      -155%     $(2,706)     $(4,640)     $ 1,934       -42%
                         =======      =======      =======       ===      =======      =======      =======       ===




During the nine months ended September 30, 2003, we sold fourteen assisted living facilities, two skilled nursing facilities and one parcel of land with carrying values of $60,848,000 for a net gain of $4,312,000. These properties generated a net gain of $2,846,000 after deducting depreciation and interest expense from rental income for the nine months ended September 30, 2003. All properties sold from January 1, 2002 through September 30, 2003 generated $4,372,000 of income after deducting depreciation and interest expense from rental income for the nine months ended September 30, 2002.

During the nine months ended September 30, 2003, the holder of our Series C Cumulative Convertible Preferred Stock converted 1,354,000 shares into 1,321,000 shares of common stock, leaving 746,000 shares outstanding at September 30, 2003 as compared to 2,100,000 at September 30, 2002. The decrease in preferred dividends is due to the reduction in outstanding preferred shares.

On July 15, 2003, we redeemed all three million shares of our 8.875% Series B Cumulative Redeemable Preferred Stock. In accordance with EITF Topic D-42, the costs to issue these securities were recorded as a non-cash, non-recurring charge of $2.79 million, or $0.06 per diluted share, in the third quarter of 2003 to reduce net income available to common stockholders.

As a result of the various factors mentioned above, net income available to common stockholders for the three and nine months ended September 30, 2003 was $20,601,000, or $0.46 per diluted share, and $53,796,000, or $1.28 per diluted share, respectively, as compared with $16,885,000, or $0.43 per diluted share, and $42,888,000, or $1.18 per diluted share, for the same periods in 2002.

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

A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $14 million at September 30, 2003 ($15 million at September 30, 2002). Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets.

Our variable rate debt, including our unsecured and secured lines of credit arrangements, is reflected at fair value. At September 30, 2003, a 1% increase in interest rates related to this variable rate debt (assuming no changes in outstanding balances) would result in increased annual interest expense of $1,430,000 ($726,000 at September 30, 2002).

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

See the discussion of the issuance of our 6% Series E Cumulative Convertible and Redeemable Preferred Stock set forth in Part I, Item 1 Notes to Unaudited Consolidated Financial Statements, Note J - Significant Changes and Events and
Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See the discussion of the consent solicitation and amendments to our indentures set forth in Part I, Item 1 Notes to Unaudited Consolidated Financial Statements, Note J - Significant Changes and Events and Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

            31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

            32.1 Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

            32.2 Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

      (b)   Reports on Form 8-K

  Date of Report          Item        Description
  --------------          ----        -----------
  July 8, 2003            5           The Company announced that it had filed
                                      the Certificate of Designation for its
                                      7 7/8% Series D Cumulative Redeemable
                                      Preferred Stock.

  July 8, 2003            5           The Company reported the following: (1) it
                                      issued a press release announcing
                                      investments for the quarter ended June 30, 2003; (2) Arnold & Porter issued a tax opinion to the Company in connection with the Company's sale of 4,000,000 shares of its 7 7/8% Series D Cumulative Redeemable
                                      Preferred Stock; and (3) the Company had signed a purchase agreement for the purchase and sale of 1,583,100 shares of common stock.

  July 15, 2003           12          The Company issued a press release
                                      announcing earnings results for the
                                      quarter ended June 30, 2003.

  August 26, 2003         5           The Company reported the following: (1) it
                                      had amended existing credit facilities;
                                      (2) it had entered into an underwriting
                                      agreement for the sale and purchase of
                                      3,200,000 shares of $1 par value common
                                      stock; and (3) it issued a press release announcing it had changed net income guidance to reflect EITF Topic D-42.

  September 29, 2003      5           The Company announced that it had filed
                                      the Certificate of Designation for its 6%
                                      Series E Cumulative Convertible and
                                      Redeemable Preferred Stock.

  October 22, 2003        12          The Company issued a press release
                                      announcing earnings results for the
                                      quarter ended September 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HEALTH CARE REIT, INC.


Date:    October 24, 2003               By: /s/ GEORGE L. CHAPMAN
     --------------------------             ------------------------------------
                                        George L. Chapman,
                                        Chairman and Chief Executive Officer


Date:    October 24, 2003               By: /s/ RAYMOND W. BRAUN
     --------------------------             ------------------------------------
                                        Raymond W. Braun,
                                        President and Chief Financial Officer


Date:    October 24, 2003               By: /s/ MICHAEL A. CRABTREE
     --------------------------             ------------------------------------
                                        Michael A. Crabtree,
                                        Chief Accounting Officer