Form 10-K
period 2003-12-31
HEALTH CARE REIT INC /DE/
filed 2004-03-12
CIK 766704

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

            OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                           COMMISSION FILE NO. 1-8923

                             ---------------------

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

                                 (419) 247-2800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        Common Stock, $1.00 par value                     New York Stock Exchange
          7.875% Series D Cumulative                      New York Stock Exchange
 Redeemable Preferred Stock, $1.00 par value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     Indicate by check mark whether the  registrant is an accelerated filer  (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the Registrant's most recently completed second fiscal quarter was $1,241,737,000.

     As of March 11, 2004, there were 51,098,962 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for the annual stockholders' meeting to be held May 6, 2004, are incorporated by reference into
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             HEALTH CARE REIT, INC.
                          2003 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   24
Item 3.   Legal Proceedings...........................................   25
Item 4.   Submission of Matters to a Vote of Security Holders.........   26

                                  PART II
Item 5.   Market for the Registrant's Common Equity, Related
          Stockholder Matters and Issuer Repurchases of Equity
          Securities..................................................   26
Item 6.   Selected Financial Data.....................................   27
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   29
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   42
Item 8.   Financial Statements and Supplementary Data.................   43
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   65
Item 9A.  Controls and Procedures.....................................   65

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   65
Item 11.  Executive Compensation......................................   65
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   65
Item 13.  Certain Relationships and Related Transactions..............   65
Item 14.  Principal Accountant Fees and Services......................   65

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   66

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Health Care REIT, Inc., a Delaware corporation, is a self-administered, equity real estate investment trust that invests in health care facilities, primarily skilled nursing and assisted living facilities. We also invest in specialty care facilities. As of December 31, 2003, long-term care facilities, which include skilled nursing and assisted living facilities, comprised approximately 92% of our investment portfolio. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

     As of December 31, 2003, we had $2,003,466,000 of net real estate investments, inclusive of credit enhancements, in 328 facilities located in 33 states and managed by 47 different operators. At that date, the portfolio included 219 assisted living facilities, 101 skilled nursing facilities and eight specialty care facilities.

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

     We anticipate investing in additional health care facilities through operating lease arrangements with, and loans for, qualified health care operators. Capital for future investments may be provided by borrowing under our lines of credit, public offerings or private placements of debt or equity or the incurrence of secured indebtedness.

     References herein to "we," "us," "our" or the "Company" refer to Health Care REIT, Inc. and its subsidiaries unless specifically noted otherwise.

PORTFOLIO OF PROPERTIES

     The following table summarizes our portfolio as of December 31, 2003:

                            INVESTMENTS(1)    PERCENTAGE OF   NUMBER OF    NUMBER OF    INVESTMENT PER    NUMBER OF     NUMBER OF
TYPE OF FACILITY            (IN THOUSANDS)      PORTFOLIO     FACILITIES   BEDS/UNITS    BED/UNIT(2)     OPERATORS(3)   STATES(3)
----------------            ---------------   -------------   ----------   ----------   --------------   ------------   ---------
Assisted Living
  Facilities..............    $1,196,450           60%           219         14,193        $ 85,391           31           31
Skilled Nursing
  Facilities..............       648,354           32%           101         14,256          45,479           18           20
Specialty Care
  Facilities..............       158,662            8%             8          1,204         131,779            6            5
                              ----------          ----           ---         ------
Totals....................    $2,003,466          100%           328         29,653
                              ==========          ====           ===         ======

---------------

(1) Investments include real estate investments and credit enhancements which amounted to $2,000,271,000 and $3,195,000, respectively.

(2) Investment per Bed/Unit was computed by using the total investment amount of $2,018,967,000 which includes real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $2,000,271,000, $3,195,000 and $15,501,000, respectively.

(3) We have investments in properties located in 33 states and managed by 47 different operators.

  ASSISTED LIVING FACILITIES

     An assisted living facility is a special combination of housing, personalized supportive services and health care services designed to meet the needs -- both scheduled and unscheduled -- of those who need help with activities of daily living. Certain of our assisted living facilities include other care levels, including independent living, dementia care, and nursing services. More intensive medical needs of the resident within assisted living facilities may be provided by home health providers. Assisted living facilities represent less costly and less institutional-like alternatives for the care of the elderly or the frail.

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

  SPECIALTY CARE FACILITIES

     Our specialty care facilities include acute care hospitals, long-term acute care hospitals and other specialty care hospitals. Acute care hospitals provide a wide range of inpatient and outpatient services including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Long-term acute care hospitals provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Other specialty care hospitals provide specialized inpatient and outpatient services for specific illnesses or diseases including, among others, orthopedic, neurosurgical and behavioral care.

INVESTMENTS

     We invest in health care facilities with a primary focus on long-term care facilities, which include skilled nursing and assisted living facilities. We also invest in specialty care facilities. We diversify our investment portfolio by operator and geographic location.

     In  determining whether to invest in a facility, we focus on the following:
(a) the experience of the tenant's or borrower's management team; (b) the historical and projected financial and operational performance of the facility;
(c) the credit of the tenant or borrower; (d) the security for the lease or loan; and (e) the capital committed to the facility by the tenant or borrower. We conduct market research and analysis for all potential investments. In addition, we review the value of all facilities, the interest rates and debt service coverage requirements of any debt to be assumed and the anticipated sources for repayment of any debt.

     Our investments are primarily real property leased to operators under operating leases and mortgage loans. Construction financing is provided, but only as part of a long-term operating lease or mortgage loan. We typically invest in or finance up to 90% of the stabilized appraised value of a property. Economic terms normally include annual rate increases and fair market value based purchase options in operating leases. Depending upon market conditions, we believe that appropriate new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. Operating leases and mortgage loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and mortgage loans are generally cross-defaulted and cross-collateralized with other mortgage loans, operating leases or agreements between us and the operator and its affiliates.

     At December 31, 2003, 80% of our owned real property was subject to master leases. A master lease is a lease of multiple facilities from us to one tenant entity under a single lease agreement. From time to time, we may acquire additional facilities that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the facilities or to renew the master lease only with respect to all leased facilities at the same time. This "bundling" feature benefits us because the tenant cannot limit the purchase or renewal to the better performing facilities and terminate the leasing arrangement with respect to the poorer performing facilities. This spreads our risk among the entire group of facilities within the master lease. The bundling feature may provide a similar advantage if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject each of its leases. It is our intent that a tenant who is in bankruptcy would be required to assume or reject the master lease as a whole, rather than making the decision on a facility by facility basis.

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

     Through monitoring and research, we evaluate the operating environment in each facility's market to determine whether payment risk is likely to increase. When we identify unacceptable levels of payment risk, we seek to mitigate, eliminate or transfer the risk. We typically categorize the risk as operator, facility or market risk. For operator risk, we typically find a substitute operator to run the facility. For facility risk, we usually work with the operator to institute facility level management changes to address the risk. Finally, for market risk, we often encourage an operator to change its capital structure, including refinancing or raising additional equity. Through these monitoring and research efforts, we are typically able to intervene at an early stage and address payment risk, and in so doing, support both the collectibility of revenue and the value of our investment.

  OPERATING LEASES

     Each facility, which includes the land, buildings, improvements and related rights, owned by us is leased to an operator pursuant to a long-term operating lease. As discussed above, most of our leased properties are subject to master leases. The leases generally have a fixed term of seven to 15 years and contain one or more five to 15-year renewal options. Each lease is a net lease requiring the tenant to pay rent and all additional charges incurred in the operation of the leased property. The tenants are required to repair, rebuild and maintain the leased properties.

     The net value of our completed leased properties aggregated approximately $1,726,836,000 at December 31, 2003. Operating lease income generally includes base rent payments plus fixed annual rent increases, which are generally recognized on a straight-line basis over the minimum lease period. This lease income is greater than the amount of cash received during the first half of the lease term. In some instances (representing approximately 21% of real property), the leases provide for additional payment of rent if the gross operating revenues from the property exceed a predetermined threshold. Revenues are not recognized until these thresholds have been met. Rents, as recognized using the straight-line method where applicable, on the original lease basis of our completed leased properties are approximately 11.5% per annum on average at December 31, 2003. Our rental yield from leases depends upon a number of factors, including the initial rent charged, up-front fees, any rental adjustments and, in some cases, facility-level revenue. The base rents for the renewal periods are generally fixed rents set at the greater of a minimum agreed upon rate of return or a spread above the Treasury yield for the corresponding period, generally with a floor of the prior year's rate of return plus the annual increaser.

     We currently provide for the construction of facilities for the tenants as part of long-term operating leases. We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balance outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a transaction fee at the commencement of construction. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable facility or the end of a specified period, generally 12 to 18 months. During the construction period, we advance funds to the operator in accordance with agreed upon terms and conditions which require, among other things, a site visit by a Company representative prior to the advancement of funds. During the construction period, we generally require additional  credit  enhancement in  the form  of  payment and  performance bonds and/or completion guaranties. At December 31, 2003, we had outstanding construction financings of $14,865,000 ($14,701,000 for leased properties and $164,000 for construction loans) and were committed to providing additional financing of approximately $15,501,000 to complete construction.

  MORTGAGE LOANS

     Our investments in mortgage loans are typically structured to provide us with interest income, principal amortization and transaction fees and are generally secured by a first or second mortgage lien or leasehold mortgage.

     At December 31, 2003, the interest rates averaged approximately 11.1% per annum on our outstanding mortgage loan balances. Our yield on mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments.

     The mortgage loans made through December 31, 2003, are generally subject to three to 20-year terms with principal amortization schedules and/or balloon payment of the outstanding principal balance at the end of the term. Generally, the mortgage loans provide three to eight years of prepayment protection.

  WORKING CAPITAL LOANS

     Working capital loans are short-term loans made to operators of facilities and are typically either secured and/or guaranteed. These instruments have terms ranging from three months to ten years. At December 31, 2003, the average interest rates (excluding any loans on non-accrual) were approximately 10.7% per annum on our outstanding working capital loan balances. At December 31, 2003, we had provided working capital loans to nine operators.

  SUBDEBT INVESTMENTS

     Subdebt investments are loans made to operators of facilities and are generally secured by the operator's leasehold rights and corporate guaranties. Generally, these instruments are for four to seven-year terms. At December 31, 2003, the average interest rates were approximately 12.0% per annum on our outstanding subdebt investment balances. At December 31, 2003, we had provided subdebt financing to five operators.

  EQUITY INVESTMENTS

     We had an investment in Atlantic Healthcare Finance L.P., a property group that specializes in the financing, through sale and leaseback transactions, of nursing and care homes located in the United Kingdom. This investment was accounted for under the equity method of accounting because we had the ability to exercise significant influence, but not control, over the company due to our 31% ownership interest. In October 2003, we sold our investment in Atlantic Healthcare Finance L.P. generating a net gain of $902,000.

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

BORROWING POLICIES

     We may incur long-term indebtedness through public offerings or private placements. For short-term purposes, we may, from time to time, obtain lines of credit or other short-term borrowings from banks or others. When terms are deemed favorable, we may invest in properties subject to existing mortgage indebtedness. In addition, we may obtain financing for unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis. Under documents pertaining to existing indebtedness, we are subject to various restrictions with respect to secured and unsecured indebtedness.

MAJOR OPERATORS

     The following table summarizes certain information about our operator concentrations as of December 31, 2003 (dollars in thousands):

                                                             NUMBER OF        TOTAL        PERCENT OF
                                                             FACILITIES   INVESTMENT(1)   INVESTMENT(2)
                                                             ----------   -------------   -------------
Concentration by investment:
  Emeritus Corporation.....................................      30        $  232,018          12%
  Southern Assisted Living, Inc............................      46           211,633          11%
  Commonwealth Communities L.L.C...........................      14           200,127          10%
  Home Quality Management, Inc.............................      25           143,113           7%
  Life Care Centers of America, Inc........................      17           120,810           6%
  Remaining Operators (42).................................     196         1,095,765          54%
                                                                ---        ----------         ----
  Totals...................................................     328        $2,003,466         100%
                                                                ===        ==========         ====

                                                             NUMBER OF       TOTAL      PERCENT OF
                                                             FACILITIES   REVENUES(3)   REVENUE(4)
                                                             ----------   -----------   ----------
Concentration by revenue:
  Commonwealth Communities L.L.C...........................      14        $ 26,592         13%
  Home Quality Management, Inc.............................      25          14,886          7%
  Life Care Centers of America, Inc........................      17          14,525          7%
  Merrill Gardens L.L.C....................................      12          14,397          7%
  Alterra Healthcare Corporation...........................      45          14,293          7%
  Remaining Operators (42).................................     215         122,221         59%
                                                                ---        --------        ----
  Totals...................................................     328        $206,914        100%
                                                                ===        ========        ====

---------------

(1) Investments include real estate investments and credit enhancements which amounted to $2,000,271,000 and $3,195,000, respectively.

(2) Investments with our top five operators comprised 45% of total investments at December 31, 2002.

(3) Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2003.

(4) Revenues from our top five operators were 43% and 40% for the years ended December 31, 2002 and 2001, respectively.

COMPETITION

     We compete with other real estate investment trusts, real estate partnerships, banks, insurance companies, finance companies, government sponsored agencies, tax and tax-exempt bond funds and other investors in the acquisition, leasing and financing of health care facilities. We compete for investments based on a number of factors including rates, financings offered, underwriting criterion and reputation. The operators of our facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients and residents based on a number of factors including quality of care, reputation, physical appearance of facilities, services offered, family preferences, physicians, staff and price.

EMPLOYEES

     As of December 31, 2003, we employed 34 full-time employees.

CERTAIN GOVERNMENT REGULATIONS

  HEALTH LAW MATTERS -- GENERALLY

     We  invest  in  assisted  living,   skilled  nursing  and  specialty   care
facilities, which represent approximately 60%, 32% and 8%, respectively, of our investments at December 31, 2003.

     Typically, operators of assisted living facilities do not receive significant funding from governmental programs and are regulated by the states, not the federal government. Operators of skilled nursing and specialty care facilities are subject to federal and state laws that regulate the type and quality of the medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, distribution of pharmaceuticals, reimbursement and rate setting and operating policies. In addition, as described below, some of our facility operators are subject to extensive laws and regulations pertaining to health care fraud and abuse, including kickbacks, physician self-referrals and false claims.

  LICENSING AND CERTIFICATION

     The primary regulations that affect assisted living facilities are the states' licensing laws. In granting and renewing these licenses, the regulatory authorities consider numerous factors relating to a facility's physical plant and operations including, but not limited to, admission and discharge standards and staffing and training. A decision to grant or renew a license is also affected by a facility's record with respect to consumer rights and medication guidelines and rules.

     Generally, our skilled nursing and specialty care facilities are required to be licensed on an annual or bi-annual basis and to be certified for participation in the Medicare and Medicaid programs. These facilities are subject to audits and surveys by various regulatory agencies that determine compliance with federal, state and local laws. The failure of our facility operators to maintain or renew any required license or regulatory approval or serious survey deficiencies could prevent them from continuing operations at a property. In addition, if a facility is found out of compliance with the conditions of participation in Medicare, Medicaid or other health care programs, or if a facility is otherwise excluded from those programs, the facility may be barred from participation in government reimbursement programs. Any of these occurrences may impair the ability of our operators to meet their obligations to us. If we have to replace a facility operator, our ability to replace the operator may be affected by federal and state rules and policies governing changes in control. Under current Medicare and Medicaid rules and regulations and provider contracts, a successor operator that assumes an existing provider agreement will typically be subject to certain liabilities of the previous operator, including overpayments, terms under any existing plan of correction and possibly sanctions and penalties. If a successor operator chooses to apply for a new Medicare and/or Medicaid provider agreement, the successor operator may experience interruptions and delays in reimbursement during the processing of its application for a new provider agreement or its application may not be approved. This may result in payment delays, an inability to find a replacement operator, a significant working capital commitment from us to a new operator or other difficulties.

  REIMBURSEMENT

     Assisted Living Facilities. Approximately 57% of our revenues for the year ended December 31, 2003, were attributable to assisted living facilities. The majority of the revenues received by the operators of our assisted living facilities are from private pay sources. The remaining revenue source is primarily Medicaid waiver programs. Forty-one states currently have such programs, which allow Medicaid recipients to use benefits for alternatives to skilled nursing such as assisted living and home health. The National Academy for State Health Policy reports that Medicaid waiver programs serve about 102,000 residents in assisted living or residential care settings. At December 31, 2003, 12 of our 31 assisted living operators utilized Medicaid waivers. For the year ended December 31, 2003, approximately 5% of the revenues at our assisted living facilities were from Medicaid reimbursement.

     Rates paid by self-pay residents are set by the facilities and are largely determined by local market conditions and operating costs. Generally, facilities receive a higher payment per day for a private pay resident than for a Medicaid beneficiary who requires a comparable level of care. The level of Medicaid reimbursement varies from state to state, but rarely includes reimbursement for room and board. Thus, the revenues generated by operators of our assisted living facilities may be adversely affected by payor mix, acuity level and changes in Medicaid eligibility and reimbursement levels. Changes in revenues could in turn have a material adverse effect on an operator's ability to meet its obligation to us.

     Skilled Nursing Facilities and Specialty Care Facilities. Skilled nursing and specialty care facilities typically receive most of their revenues from Medicare and Medicaid, with the balance representing private pay, including private insurance. Consequently, skilled nursing and specialty care facilities rely heavily on government reimbursement. Changes in federal or state reimbursement policies, including changes in payment rates as a result of federal or state regulatory action, or payment delays by fiscal intermediaries may also adversely affect an operator's ability to cover its expenses, including our rent or debt service. Skilled nursing and specialty care facilities are subject to periodic pre- and post-payment reviews and other audits by federal and state authorities. A review or audit of claims against a facility operator could result in recoupments, denials or delays of payments in the future, which could have a material adverse effect on the operator's ability to meet its obligations to us. Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our facility operators for potential adjustments to reimbursements for payor settlements. Due to budgetary constraints, governmental payors may limit or reduce payments to skilled nursing and specialty care facilities. As a result of government reimbursement programs being subject to such budgetary pressures and legislative and administrative actions, an operator's ability to meet its obligations to us may be significantly impaired.

     Medicare Reimbursement and Skilled Nursing Facilities. For the year ended December 31, 2003, approximately 28% of the revenues at our skilled nursing facilities (which comprised 37% of our revenues for the year ended December 31,
2003) were from Medicare reimbursement. In an effort to reduce federal spending on health care, the Balanced Budget Act of 1997 ("BBA") contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected payments under these programs. The BBA fundamentally altered Medicare payment methodologies for skilled nursing facilities by mandating the institution of the skilled nursing facility prospective payment system. This system differs significantly from the prior cost-based reimbursement system. Among other things, it sets per diem rates based on 1995 cost reports as adjusted by a variety of factors, including, but not limited to, costs associated with 44 resource utilization group categories ("RUGs"). The payments received under the skilled nursing facility prospective payment system cover services for Medicare patients, including all ancillary services, such as respiratory, physical, and occupational therapy and certain covered medications. The skilled nursing facility prospective payment system caused Medicare per diem reimbursement for skilled nursing facility services to decrease. The reductions in Medicare payments resulted in immediate financial difficulties for skilled nursing facilities and caused a number of operators to seek bankruptcy protection.

     Since the BBA's passage in 1997, the federal government has passed legislation to lessen the negative financial impact from the prospective payment system. For example, under the Balanced Budget Refinement Act of 1999 ("BBRA") and the Benefits Improvement and Patient Protection Act of 2000 ("BIPA"), some of the mandatory reductions in Medicare payment increases were reversed or delayed, and skilled nursing facilities received temporary payment increases. BBRA included two key provisions: [i] a 20% increase for 15 of the RUGs and [ii] a 4% across-the-board increase to the federal per diem rate. The 20% increase was implemented in April 2000 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system. The 4% increase was implemented in April 2000 and expired on September 30, 2002. BIPA also included two key provisions: [i] a 16.66% increase in the nursing component of the federal per diem rate and [ii] a 6.7% increase in the 14 RUG payments for rehabilitation therapy services. The 16.66% increase was implemented in April of 2001 and expired on September 30, 2002. The 6.7% increase is an adjustment to the 20% increase granted in BBRA and spreads the funds directed at three of those 15 RUGs to an additional 11 rehabilitation RUGs. This increase was implemented in April 2001 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system. The 4% and 16.66% increases that expired on September 30, 2002 decreased annual reimbursement by roughly $1.8 billion. Although the Centers for Medicare and Medicaid Services ("CMS") did not implement RUG refinements for fiscal year 2004, annual reimbursement will be reduced by roughly $1.0 billion if the new case-mix system is implemented in the future. There is no assurance that the new case-mix classification will account for this reduction so that nursing facilities are not adversely affected.

     Skilled nursing facilities received a 2.6% inflation basket increase in Medicare payments for federal fiscal year 2003, which resulted in roughly $400 million in additional reimbursement. In addition, CMS did not refine the existing RUG classification system for fiscal year 2003 or fiscal year 2004, resulting in roughly $1.0 billion of additional annual reimbursement remaining in place. For fiscal year 2004, Congress approved a 3.0% market basket increase and CMS approved a 3.26% increase to the Medicare market basket update to correct for historical errors in the inflation formula. The result of the two separate inflationary updates is an addition of over $850 million to Medicare reimbursement in fiscal year 2004. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 imposed a moratorium on the therapy caps for Part B outpatient rehabilitation services through December 31, 2005. The therapy caps were mandated by the BBA. If ever imposed, the annual payment cap would apply twice. A $1,590 cap per patient applies to occupational therapy and a second $1,590 cap applies to physical and speech therapy combined. Patients exceeding the cap would need to use private funds to pay for the cost of additional therapy.

     Medicare Reimbursement and Specialty Care Facilities. For the year ended December 31, 2003, approximately 42% of the revenues at our specialty care facilities (which comprised 6% of our revenues for the year ended December 31, 2003) were from Medicare. Our specialty care facilities generally are reimbursed by Medicare under either the diagnosis related group/outpatient prospective payment system reimbursement methodology for regular hospitals, or the new prospective payment system for inpatient rehabilitation facilities. Our acute care hospitals provide a wide range of inpatient and outpatient services including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Our long-term acute care hospitals provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Some of our other specialty care hospitals provide specialized inpatient and outpatient services for specific illnesses or diseases including, among others, orthopedic, neurosurgical and behavioral care services.

     With respect to Medicare's diagnosis related group/outpatient prospective payment system methodology for regular hospitals, reimbursement for inpatient services is on the basis of a fixed, prospective rate based on the principal diagnosis of the patient. Diagnoses are grouped into more than 500 diagnosis related groups. In some cases, a hospital might be able to qualify for an outlier payment if the hospital's charges exceed a threshold. CMS has revised its outlier methodology in response to allegations that some hospitals increased their outlier reimbursement by substantially increasing charges. Under the revisions, outlier reimbursement for all hospitals is expected to decline. In addition, the government is evaluating the past practices of hospitals relating to outlier payments. If any of the operators of our specialty care facilities were found to have substantially increased charges in an attempt to increase outlier payments, there is a risk that such operators could be investigated and required to refund a portion of outlier payments received plus possible penalties.

     Congress has limited increases in diagnosis related groups or outpatient prospective payment system payments. These limited increases may not be sufficient to cover specialty care facilities' increasing costs of providing care. Failure to increase reimbursement to cover increased costs, or reductions or freezes in payment rates, will have an adverse impact on operators of our specialty care facilities.

     The BBA, as amended by BBRA and BIPA, also authorized the development of a prospective payment system for inpatient rehabilitation facilities, including freestanding rehabilitation hospitals and rehabilitation units of acute care hospitals. The inpatient rehabilitation facility prospective payment system methodology replaces the reasonable cost-based payment system.

     Under the final regulations that implemented the inpatient rehabilitation facility prospective payment systems, rehabilitation hospitals are required to complete a patient assessment instrument upon admission and discharge for all Medicare Part A fee-for-service patients who are already inpatients or who are admitted or discharged on or after January 1, 2002. Based on the data received from the inpatient rehabilitation facility patient assessment instrument, each patient is placed into a case-mix group. Each case-mix group is a functional-related group determined by distinguishing classes of inpatient rehabilitation facility patient discharges on the basis of impairment, age, co-morbidities, functional capability of the patient and other factors the Medicare program deems appropriate to improve the explanatory power of functional independence measure function related groups. The case mix group determines the base payment rate for the Medicare-covered Part A services furnished by the inpatient rehabilitation facility during the beneficiary's episode of care. Inpatient rehabilitation facility prospective payment system rates encompass the inpatient capital costs and operating costs, including routine and ancillary costs, of furnishing covered rehabilitation services. Other indirect operating costs (including, among other things, bad debts, approved educational activities and non-physician anesthetist's services) are not included. Payment rates are calculated using relative weights to account for variations in resource needs in case mix groups.

     Pursuant to the BBA, as amended by BBRA and BIPA, payments during fiscal years 2001 and 2002 were budget neutral with payments for fiscal year 2001 equaling 98% of the amount of payments that would have been paid if the inpatient rehabilitation facility prospective payment system had not been enacted and 100% for fiscal year 2002. For cost reporting periods beginning on or after October 1, 2002, payment is based solely on the adjusted federal prospective payment.

     The ability of our operators to adjust to the shift from reasonable cost reimbursement to an inpatient rehabilitation facility prospective payment system will impact the cash flow of these facilities. Failure to control costs or manage the care provided under the inpatient rehabilitation facility prospective payment system would have an adverse impact on our operators' ability to meet their obligations to us.

     Medicaid Reimbursement. Medicaid is a major payor source for residents in our skilled nursing and specialty care facilities. For the year ended December 31, 2003, approximately 54% of the revenues of our skilled nursing facilities and 38% of the revenues of our specialty care facilities were attributable to Medicaid payments. The federal government and the states share responsibility for financing Medicaid. The federal matching rate, known as the Federal Medical Assistance Percentage ("FMAP"), varies between 50% and 77% by state based on relative per capita income. Medicaid is typically the second largest item in state budgets after elementary and secondary education. On average, the Congressional Budget Office reports that Medicaid long-term care expenditures represent about three-eighths of total Medicaid expenditures. However, the percentage of Medicaid dollars used for long-term care varies dramatically from state to state due to different ratios of elderly population and eligibility requirements. States have a wide range of discretion to determine specific reimbursement methodologies. Currently, some state Medicaid programs use a cost-based reimbursement system in which the rate that a facility receives may be based on the costs it historically incurred in providing patient care. Reasonable costs typically include allowances for administrative and general costs and costs of property and equipment (e.g., depreciation and fair rental). Many Medicaid programs compute a per diem rate of reimbursement that is applied prospectively. Certain states provide for efficiency incentives, subject to cost ceilings. Many of these programs are subject to retrospective adjustment under which a facility operator might be required to refund payments that exceed incurred costs.

     In most states, Medicaid does not fully reimburse the cost of providing skilled nursing services. The shortfall is due in part to the BBA, which repealed the Boren Amendment. The Boren Amendment required states to fund Medicaid expenditures in an amount that was sufficient to cover the reasonable costs of an efficient provider. Consequently, Medicaid funding is vulnerable to state balanced budget requirements. Due to declining tax revenues, some states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits. States will benefit from a temporary increase in the FMAP from July 1, 2003 through September 30, 2004. The Jobs and Growth Tax Relief Reconciliation Act of 2003 included a $10 billion increase in the FMAP for Medicaid. States in which we have skilled nursing facility investments increased their per diem Medicaid rates 4% on average for fiscal year 2004. Despite the temporary federal funding relief and the budgeted rate increases, rates for specific services and eligibility may decline if revenues are not sufficient to fund budgeted expenditures.

     The reimbursement methodologies applied to health care facilities continue to evolve. Federal and state authorities have considered and may seek to implement new or modified reimbursement methodologies that may negatively impact health care facility operations. The impact of any such change, if implemented, may result in a material adverse effect on our skilled nursing and specialty care facility operations. No assurance can be given that current revenue sources or levels will be maintained. Accordingly, there can be no assurance that payments under a government reimbursement program are currently or will, in the future, be sufficient to fully reimburse the facility operators for their operating and capital expenses. As a result, the operators' ability to meet their obligations to us could be adversely impacted.

  OTHER RELATED LAWS

     Skilled nursing and specialty care facilities (and assisted living facilities that receive Medicaid payments) are subject to federal, state and local laws and regulations (including those laws and regulations prohibiting fraud and abuse), which govern the operations and financial and other arrangements that may be entered into by health care providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by governmental programs. Other laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Still other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed facility and the quality of care provided. Sanctions for violation of these laws and regulations may include, but are not limited to, criminal and/or civil penalties and fines and a loss of licensure and immediate termination of governmental payments. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one facility may subject other facilities under common control or ownership to sanctions, including disqualification from participation in the Medicare and Medicaid programs. In the ordinary course of its business, a facility operator is regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations.

     Each skilled nursing and specialty care facility (and any assisted living facility that receives Medicaid payments) is subject to the federal anti-kickback statute which generally prohibits persons from offering, providing, soliciting or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service, for which payment may be made under a federal health care program such as the Medicare and Medicaid programs. Skilled nursing and specialty care facilities are also subject to the federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs. Further, skilled nursing and specialty care facilities (and assisted living facilities that receive Medicaid payments) are subject to substantial financial penalties under the Civil Monetary Penalties Act and the False Claims Act and, in particular, actions under the False Claims Act's "whistleblower" provisions. Private enforcement of health care fraud has increased due in large part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients and nurses and other employees. Prosecutions, investigations or qui tam actions could have a material adverse effect on a facility operator's liquidity, financial condition and results of operations which could adversely affect the ability of the operator to meet its obligations to us. Finally, various state false claim and anti-kickback laws also may apply to each facility operator. Violation of any of the foregoing statutes can result in criminal and/or civil penalties that could have a material adverse effect on the ability of an operator to meet its obligations to us.

     The Health Insurance Portability and Accountability Act of 1996, which became effective January 1, 1997, greatly expanded the definition of health care fraud and related offenses and broadened its scope to include private health care plans in addition to government payors. It also greatly increased funding for the Department of Justice, Federal Bureau of Investigation and the Office of the Inspector General of the Department of Health and Human Services to audit, investigate and prosecute suspected health care fraud.

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

     Finally, government investigation and enforcement of health care laws has increased dramatically over the past several years and is expected to continue. Some of these enforcement actions represent novel legal theories and expansions in the application of false claims laws. For example, there have been a number of complaints filed and settlements entered into by the United States Attorneys Office in the Eastern District of Pennsylvania alleging that the failure to meet certain conditions of participation renders claims for the care false on the theory that inadequate care was provided. The costs for an operator of a health care facility associated with both defending such enforcement actions and the undertakings in settlement agreements can be substantial and could have a material adverse effect on the ability of an operator to meet its obligations to us.

TAXATION

  FEDERAL INCOME TAX CONSIDERATIONS

     The following summary of the taxation of the Company and the material federal tax consequences to the holders of our stock is for general information only and is not tax advice. The tax treatment of our stockholders will depend on a stockholder's particular situation, and this summary only applies to you to the extent that you hold our stock as a capital asset. This discussion does not deal with special tax situations such as those relating to insurance companies, financial institutions or broker-dealers.

     This summary does not discuss all of the aspects of U.S. federal income taxation that may be relevant to you in light of your particular investment or other circumstances. In addition, this summary does not discuss any U.S. state or local income or foreign income or other tax consequences. This summary is based on current U.S. federal income tax law. Subsequent developments in U.S. federal income tax law, including changes in law or differing interpretations, which may be applied retroactively, could have a material effect on the U.S. federal income tax consequences of purchasing, owning and disposing of our stock as set forth in this summary. Before you purchase our stock, you should consult your own tax advisor regarding the particular U.S. federal, state, local, foreign and other tax consequences of acquiring, owning and selling our stock.

  General

     We elected to be taxed as a real estate investment trust (or REIT) commencing with our first taxable year. We intend to continue to operate in such a manner as to qualify as a REIT, but there is no guaranty that we will qualify or remain qualified as a REIT for subsequent years. Qualification and taxation as a REIT depends upon our ability to meet a variety of qualification tests imposed under federal income tax law with respect to income, assets, distribution level and diversity of share ownership and discussed below under "-- Qualification as a REIT." There can be no assurance, however, that we will be owned or organized in a manner so as to qualify or remain qualified as a REIT.

     In any year in which we qualify as a REIT, in general, we will not be subject to federal income tax on that portion of our REIT taxable income or capital gain that is distributed to stockholders. We may, however, be subject to tax at normal corporate rates upon any taxable income or capital gain not distributed. If we elect to retain and pay income tax on our net long-term capital gain, stockholders are required to include their proportionate share of our undistributed long-term capital gain in income, but they will receive a refundable credit for their share of any taxes paid by us on such gain.

     Despite the REIT election, we may be subject to federal income and excise tax as follows:

     - to the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our "REIT taxable income," as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates;

     - we may be subject to the "alternative minimum tax" on certain items of tax preference to the extent that tax exceeds our regular tax;

     - if we have net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we will be subject to tax at the highest corporate rate on such income;

     - any net income from prohibited transactions (which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than dispositions of foreclosure property and dispositions of property due to an involuntary conversion) will be subject to a 100% tax;

     - if we fail to satisfy either the 75% or 95% gross income tests (as discussed below), but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a 100% tax on an amount equal to (1) the gross income attributable to the greater of the amounts by which we failed the 75% or 95% test, multiplied by (2) a fraction intended to reflect our profitability;

     - if we fail to distribute during each year at least the sum of (1) 85% of our REIT ordinary income for such year, (2) 95% of our REIT capital gain net income for such year (other than capital gain that we elect to retain and pay tax on) and (3) any undistributed taxable income from preceding periods, we will be subject to a 4% excise tax on the excess of such required distribution over amounts actually distributed; and

     - we will also be subject to a tax of 100% on the amount of any rents from real property, deductions or excess interest paid to us by any of our "taxable REIT subsidiaries" that would be reduced through reapportionment under certain federal income tax principles in order to more clearly reflect income of the taxable REIT subsidiary. See "-- Qualification as a REIT -- Investments in Taxable REIT Subsidiaries."

     If we acquire any assets from a corporation which is or has been a "C" corporation in a carryover basis transaction, we could be liable for specified liabilities that are inherited from the "C" corporation. A "C" corporation is generally defined as a corporation that is required to pay full corporate level federal income tax. If we recognize gain on the disposition of such assets during the 10-year period beginning on the date on which such assets were acquired by us, then to the extent of such assets' "built-in gain" (i.e., the excess of the fair market value of such asset over the adjusted tax basis in such asset, in each case determined as of the beginning of the 10-year period), we will be subject to tax on such gain at the highest regular corporate rate applicable. The results described in this paragraph with respect to the recognition of built-in gain assume that the built-in gain assets, at the time such built-in gain assets were subject to a conversion transaction where a "C" corporation elected REIT status or a REIT acquired such assets from a "C" corporation, were not treated as sold to an unrelated party and that no gain was recognized.

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

     Based on publicly available information, we believe we have satisfied the share ownership requirements set forth in (5) and (6) above. In addition,
Article VI of our Amended and Restated By-Laws provides for restrictions regarding ownership and transfer of shares. These restrictions are intended to assist us in continuing to satisfy the share ownership requirements described in
(5) and (6) above. These restrictions, however, may not ensure that we will, in all cases, be able to satisfy the share ownership requirements described in (5) and (6) above.

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

     We may own a number of properties through wholly owned subsidiaries. A corporation will qualify as a "qualified REIT subsidiary" if 100% of its stock is owned by a REIT and the REIT does not elect to treat the subsidiary as a taxable REIT subsidiary. A "qualified REIT subsidiary" will not be treated as a separate corporation, and all assets, liabilities and items of income, deductions and credits of a "qualified REIT subsidiary" will be treated as assets, liabilities and items (as the case may be) of the REIT. A "qualified REIT subsidiary" is not subject to federal income tax, and our ownership of the voting stock of a qualified REIT subsidiary will not violate the restrictions against ownership of securities of any one issuer which constitute more than 10% of the value or total voting power of such issuer or more than 5% of the value of our total assets, as described below under "-- Asset Tests."

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

     - at least 75% of our gross income (excluding gross income from certain sales of property held primarily for sale) must be directly or indirectly derived each taxable year from "rents from real property," other income from investments relating to real property or mortgages on real property or certain income from qualified temporary investments; and

     - at least 95% of our gross income (excluding gross income from certain sales of property held primarily for sale) must be directly or indirectly derived each taxable year from any of the sources qualifying for the 75% test and from dividends (including dividends from taxable REIT subsidiaries), interest, gain from the sale or disposition of stock securities and payments to us under an interest rate swap, cap agreement, option, futures contract, forward rate agreement or any similar financial instrument entered into by us to hedge indebtedness incurred or to be incurred.

     Rents received by us will qualify as "rents from real property" for purposes of satisfying the gross income tests for a REIT only if several conditions are met:

     - the amount of rent must not be based in whole or in part on the income or profits of any person, although rents generally will not be excluded merely because they are based on a fixed percentage or percentages of receipts or sales;

     - rents received from a tenant will not qualify as rents from real property if the REIT, or an owner of 10% or more of the REIT, also directly or constructively owns 10% or more of such tenant, unless the tenant is our taxable REIT subsidiary and certain other requirements are met with respect to the real property being rented;

     - if rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property;" and

     - for rents to qualify as rents from real property, we generally must not furnish or render services to tenants, other than through a taxable REIT subsidiary or an "independent contractor" from whom we derive no income, except that we may directly provide services that are "usually or customarily rendered" in the geographic area in which the property is located in connection with the rental of real property for occupancy only, or are not otherwise considered "rendered to the occupant for his convenience."

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

     If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are eligible for relief. These relief provisions will be generally available if:

     - our failure to meet such tests was due to reasonable cause and not due to willful neglect;

     - we attach a schedule of the sources of our income to our return; and

     - any incorrect information on the schedule was not due to fraud with intent to evade tax.

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

     Investments in Taxable REIT Subsidiaries. For taxable years beginning after December 31, 2000, REITs may own more than 10% of the voting power and value of securities in taxable REIT subsidiaries. We and any taxable corporate entity in which we own an interest are allowed to jointly elect to treat such entity as a "taxable REIT subsidiary."

     Several of our subsidiaries have elected to be treated as taxable REIT subsidiaries. Taxable REIT subsidiaries are subject to full corporate level federal taxation on their earnings but are permitted to engage in certain types of activities which cannot be performed directly by REITs without jeopardizing their REIT status. Our taxable REIT subsidiaries will attempt to minimize the amount of such taxes, but there can be no assurance whether or the extent to which measures taken to minimize taxes will be successful. To the extent our taxable REIT subsidiaries are required to pay federal, state or local taxes, the cash available for distribution of dividends to us from our taxable REIT subsidiaries will be reduced.

     The amount of interest on related-party debt that a taxable REIT subsidiary may deduct is limited. Further, a 100% tax applies to any interest payments by a taxable REIT subsidiary to its affiliated REIT to the extent the interest rate is not commercially reasonable. A taxable REIT subsidiary is permitted to deduct interest payments to unrelated parties without any such restrictions.

     The Internal Revenue Service may reallocate costs between a REIT and its taxable REIT subsidiary where there is a lack of arm's length dealing between the parties. Any deductible expenses allocated away from a taxable REIT subsidiary would increase its tax liability. Further, any amount by which a REIT understates its deductions and overstates those of its taxable REIT subsidiary will, subject to certain exceptions, be subject to a 100% tax.

     Additional taxable REIT subsidiary elections may be made in the future for additional entities in which we own an interest.

     Annual Distribution Requirements. In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (B) a portion of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and if paid on or before the first regular distribution payment after such declaration. The amount distributed must not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our "REIT taxable income," as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates. Finally, as discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We intend to make timely distributions sufficient to satisfy these annual distribution requirements.

     It is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement, or to distribute such greater amount as may be necessary to avoid income and excise taxation, due to, among other things, (a) timing differences between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of such income and deduction of such expenses in arriving at our taxable income, or (b) the payment of severance benefits that may not be deductible to us. In the event that such timing differences occur, we may find it necessary to arrange for borrowings or, if possible, pay dividends in the form of taxable stock dividends in order to meet the distribution requirement.

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

  Federal Income Taxation of Stockholders

     Treatment of Taxable U.S. Stockholders.   The following summary applies  to
you only if you are a "U.S. stockholder." A "U.S. stockholder" is a stockholder of shares of stock who, for United States federal income tax purposes, is:

     - a citizen or resident of the United States;

     - a corporation, partnership or other entity created or organized in or under the laws of the United States or of any state thereof or in the District of Columbia, unless, in the case of a partnership, Treasury Regulations provide otherwise;

     - an estate the income of which is subject to United States federal income taxation regardless of its source; or

     - a trust whose administration is subject to the primary supervision of a United States court and which has one or more United States persons who have the authority to control all substantial decisions of the trust.

     So long as we qualify for taxation as a REIT, distributions on shares of our stock made out of the current or accumulated earnings and profits allocable thereto (and not designated as capital gain dividends) will be includable as ordinary income for federal income tax purposes. None of these distributions will be eligible for the dividends received deduction for U.S. corporate stockholders. Distributions that are designated as capital gain dividends will be taxed as long-term capital gains (to the extent they do not exceed our actual net capital gain for the taxable year), without regard to the period for which you held our stock. However, if you are a corporation, you may be required to treat a portion of some capital gain dividends as ordinary income.

     If we elect to retain and pay income tax on any net long-term capital gain, you would include in income, as long-term capital gain, your proportionate share of such net long-term capital gain. You would also receive a refundable tax credit for your proportionate share of the tax paid by us on such retained capital gains and you would have an increase in the basis of your shares of our stock in an amount equal to your includable capital gains less your share of the tax deemed paid.

     You may not include in your federal income tax return any of our net operating losses or capital losses. Federal income tax rules may also require that certain minimum tax adjustments and preferences be apportioned to you. In addition, any distribution declared by us in October, November or December of any year on a specified date in any such month shall be treated as both paid by us and received by you on December 31 of such year, provided that the distribution is actually paid by us no later than January 31 of the following year.

     We will be treated as having sufficient earnings and profits to treat as a dividend any distribution up to the amount required to be distributed in order to avoid imposition of the 4% excise tax discussed under "-- General" and "-- Qualification as a REIT -- Annual Distribution Requirements" above. As a result, you may be required to treat as taxable dividends certain distributions that would otherwise result in a tax-free return of capital. Moreover, any "deficiency dividend" will be treated as a dividend (an ordinary dividend or a capital gain dividend, as the case may be), regardless of our earnings and profits. Any other distributions in excess of current or accumulated earnings and profits will not be taxable to you to the extent such distributions do not exceed the adjusted tax basis of your shares of our stock. You will be required to reduce the tax basis of your shares of our stock by the amount of such distributions until such basis has been reduced to zero, after which such distributions will be taxable as capital gain, if the shares of our stock are held as a capital asset. The tax basis as so reduced will be used in computing the capital gain or loss, if any, realized upon sale of the shares of our stock. Any loss upon a sale or exchange of shares of our stock which were held for six months or less (after application of certain holding period rules) will generally be treated as a long-term capital loss to the extent you previously received capital gain distributions with respect to such shares of our stock.

     Upon the sale or exchange of any shares of our stock to or with a person other than us or a sale or exchange of all shares of our stock (whether actually or constructively owned) with us, you will generally recognize capital gain or loss equal to the difference between the amount realized on such sale or exchange and your adjusted tax basis in such shares of our stock. Such gain will be capital gain if you held such shares of our stock as a capital asset.

     Gain from the sale or exchange of our shares held for more than one year is taxed at a maximum long-term capital gain rate, which is currently 15%. Pursuant to Internal Revenue Service guidance, we may classify portions of our capital gain dividends as gains eligible for the long-term capital gains rate or as gain taxable to individual stockholders at a maximum rate of 25%.

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

     Backup Withholding and Information Reporting. Under certain circumstances, you may be subject to backup withholding at applicable rates on payments made with respect to, or cash proceeds of a sale or exchange of, shares of our stock. Backup withholding will apply only if you:

     - fail to furnish the person required to withhold with your taxpayer identification number ("TIN");

     - furnish an incorrect TIN;

     - are notified by the Internal Revenue Service that you have failed to properly report payments of interest and dividends; or

     - under certain circumstances, fail to certify, under penalty or perjury, that you have furnished a correct TIN and have not been notified by the Internal Revenue Service that you are subject to backup withholding for failure to report interest and dividend payments.

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

     Distributions to you of cash generated by our real estate operations, but not by the sale or exchange of our capital assets, generally will be subject to U.S. withholding tax at a rate of 30%, unless an applicable tax treaty reduces that tax and you file with us the required form evidencing such lower rate.

     In general, you will be subject to United States federal income tax on a graduated rate basis rather than withholding with respect to your investment in our stock if such investment is "effectively connected" with your conduct of a trade or business in the United States. A corporate foreign stockholder that receives income that is, or is treated as, effectively connected with a United States trade or business may also be subject to the branch profits tax, which is payable in addition to regular United States corporate income tax. The following discussion will apply to foreign stockholders whose investment in us is not so effectively connected. We expect to withhold United States income tax, as described below, on the gross amount of any distributions paid to you unless (i) you file an Internal Revenue Service Form W-8ECI with us claiming that the distribution is "effectively connected" or (ii) certain other exceptions apply.

     Distributions by us that are attributable to gain from the sale or exchange of a United States real property interest will be taxed to you under the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") as if such distributions were gains "effectively connected" with a United States trade or business. Accordingly, you will be taxed at the normal capital gain rates applicable to a U.S. stockholder on such amounts, subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. Distributions subject to FIRPTA may also be subject to a branch profits tax in the hands of a corporate foreign stockholder that is not entitled to treaty exemption.

     We will be required to withhold from distributions subject to FIRPTA, and remit to the Internal Revenue Service, 35% of designated capital gain dividends, or, if greater, 35% of the amount of any distributions that could be designated as capital gain dividends. In addition, if we designate prior distributions as capital gain dividends, subsequent distributions, up to the amount of such prior distributions not withheld against, will be treated as capital gain dividends for purposes of withholding.

     Unless our shares constitute a "United States real property interest" within the meaning of FIRPTA or are effectively connected with a U.S. trade or business, a sale of such shares by you generally will not be subject to United States taxation. Our shares will not constitute a United States real property interest if we qualify as a "domestically controlled REIT." We do, and expect to continue to, qualify as a domestically controlled REIT. A domestically controlled REIT is a REIT in which at all times during a specified testing period less than 50% in value of its shares is held directly or indirectly by foreign stockholders. However, if you are a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions apply, you will be subject to a 30% tax on such capital gains. In any event, a purchaser of our shares from you will not be required under FIRPTA to withhold on the purchase price if the purchased shares are "regularly traded" on an established securities market or if we are a domestically controlled REIT. Otherwise, under FIRPTA, the purchaser may be required to withhold 10% of the purchase price and remit such amount to the Internal Revenue Service.

     Backup withholding tax and information reporting will generally not apply to distributions paid to you outside the United States that are treated as (i) dividends to which the 30% or lower treaty rate withholding tax discussed above applies; (ii) capital gains dividends; or (iii) distributions attributable to gain from the sale or exchange by us of U.S. real property interests. Payment of the proceeds of a sale of stock within the United States or conducted through certain U.S. related financial intermediaries is subject to both backup withholding and information reporting unless the beneficial owner certifies under penalties of perjury that he or she is not a U.S. person (and the payor does not have actual knowledge that the beneficial owner is a U.S. person) or the stockholder otherwise established an exemption. You may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for refund with the Internal Revenue Service.

  Potential Legislation or Other Actions Affecting Tax Consequences

     Current and prospective stockholders should recognize that the present federal income tax treatment of an investment in us may be modified by legislative, judicial or administrative action at any time and that any such action may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in federal tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in us. Current and prospective investors should also consult their own tax advisors regarding the effect of state, local and foreign tax laws on an investment in us.

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

SUBSIDIARIES AND AFFILIATES

     We   have  formed   subsidiaries  in   connection  with   our  real  estate
transactions. As of March 11, 2004, our wholly-owned subsidiaries consisted of the following entities:

NAME OF SUBSIDIARY                       STATE OF ORGANIZATION AND TYPE OF ENTITY   DATE OF ORGANIZATION
------------------                       ----------------------------------------   --------------------
HCRI Pennsylvania Properties, Inc.       Pennsylvania corporation                   November 1, 1993
HCRI Overlook Green, Inc.                Pennsylvania corporation                   July 9, 1996
HCRI Texas Properties, Inc.              Delaware corporation                       December 27, 1996
HCRI Texas Properties, Ltd.              Texas limited partnership                  December 30, 1996
HCRI Friendship, LLC                     Virginia limited liability company         February 21, 1997
HCRI St. Charles, LLC                    Virginia limited liability company         February 21, 1997
HCRI Satyr Hill, LLC                     Virginia limited liability company         November 24, 1997
Health Care REIT International, Inc.     Delaware corporation                       February 11, 1998
HCN Atlantic GP, Inc.                    Delaware corporation                       February 20, 1998
HCN Atlantic LP, Inc.                    Delaware corporation                       February 20, 1998
HCRI Nevada Properties, Inc.             Nevada corporation                         March 27, 1998
HCRI Southern Investments I, Inc.        Delaware corporation                       June 11, 1998
HCRI Louisiana Properties, L.P.          Delaware limited partnership               June 11, 1998
HCN BCC Holdings, Inc.                   Delaware corporation                       September 25, 1998
HCRI Tennessee Properties, Inc.          Delaware corporation                       September 25, 1998
HCRI Limited Holdings, Inc.              Delaware corporation                       September 25, 1998
Pennsylvania BCC Properties, Inc.        Pennsylvania corporation                   September 25, 1998
HCRI North Carolina Properties, LLC      Delaware limited liability company         December 10, 1999
HCRI Massachusetts Properties, Inc.      Delaware corporation                       March 17, 2000
HCRI Massachusetts Properties Trust      Massachusetts trust                        March 30, 2000
HCRI Indiana Properties, Inc.            Delaware corporation                       June 15, 2000
HCRI Indiana Properties, LLC             Indiana limited liability company          June 16, 2000
HCRI Holdings Trust                      Massachusetts trust                        September 9, 2000
HCRI Maryland Properties, LLC            Maryland limited liability company         July 19, 2001
HCRI Massachusetts Properties Trust II   Massachusetts trust                        September 26, 2001
HCRI Beachwood, Inc.                     Ohio corporation                           October 11, 2001
HCRI Broadview, Inc.                     Ohio corporation                           October 11, 2001
HCRI Westlake, Inc.                      Ohio corporation                           October 11, 2001
HCRI Westmoreland, Inc.                  Delaware corporation                       October 16, 2001
HCRI Wisconsin Properties, LLC           Wisconsin limited liability company        December 11, 2001
HCRI North Carolina Properties I, Inc.   North Carolina corporation                 January 1, 2002
HCRI North Carolina Properties II, Inc.  North Carolina corporation                 January 1, 2002
HCRI North Carolina Properties III,      North Carolina limited partnership         January 1, 2002
  Limited Partnership
HCRI Kentucky Properties, LLC            Kentucky limited liability company         January 7, 2002
HCRI Laurel, LLC                         Maryland limited liability company         January 17, 2002
HCRI Mississippi Properties, Inc.        Mississippi corporation                    March 28, 2002
HCRI Illinois Properties, LLC            Delaware limited liability company         August 21, 2002
HCRI Missouri Properties, LLC            Delaware limited liability company         August 21, 2002
HCRI Surgical Properties, LLC            Ohio limited liability company             September 30, 2002
HCRI Tucson Properties, Inc.             Delaware corporation                       November 14, 2002
HCRI Stonecreek Properties, LLC          Delaware limited liability company         June 25, 2003
HCRI Cold Spring Properties, LLC         Delaware limited liability company         June 25, 2003
HCRI Eddy Pond Properties Trust          Massachusetts trust                        June 26, 2003

NAME OF SUBSIDIARY                       STATE OF ORGANIZATION AND TYPE OF ENTITY   DATE OF ORGANIZATION
------------------                       ----------------------------------------   --------------------
HCRI Investments, Inc.                   Delaware corporation                       July 30, 2003
HCRI Forest City Holdings, Inc.          North Carolina corporation                 August 19, 2003
HCRI Asheboro Holdings, Inc.             North Carolina corporation                 August 19, 2003
HCRI Smithfield Holdings, Inc.           North Carolina corporation                 August 19, 2003
HCRI Greenville Holdings, Inc.           North Carolina corporation                 August 19, 2003
HCRI Forest City Properties, LP          North Carolina limited partnership         August 19, 2003
HCRI Asheboro Properties, LP             North Carolina limited partnership         August 19, 2003
HCRI Smithfield Properties, LP           North Carolina limited partnership         August 19, 2003
HCRI Greenville Properties, LP           North Carolina limited partnership         August 19, 2003
HCRI Kirkland Properties, LLC            Delaware limited liability company         August 22, 2003
HCRI Ridgeland Pointe Properties, LLC    Delaware limited liability company         August 22, 2003
HCRI Drum Hill Properties, LLC           Delaware limited liability company         August 22, 2003
HCRI Fairmont Properties, LLC            Delaware limited liability company         August 22, 2003
HCRI Abingdon Holdings, Inc.             North Carolina corporation                 September 10, 2003
HCRI Gaston Place Holdings, Inc.         North Carolina corporation                 September 10, 2003
HCRI Gaston Manor Holdings, Inc.         North Carolina corporation                 September 10, 2003
HCRI Eden Holdings, Inc.                 North Carolina corporation                 September 10, 2003
HCRI Weddington Park Holdings, Inc.      North Carolina corporation                 September 10, 2003
HCRI Union Park Holdings, Inc.           North Carolina corporation                 September 10, 2003
HCRI Concord Place Holdings, Inc.        North Carolina corporation                 September 10, 2003
HCRI Salisbury Holdings, Inc.            North Carolina corporation                 September 10, 2003
HCRI Burlington Manor Holdings, Inc.     North Carolina corporation                 September 10, 2003
HCRI Skeet Club Manor Holdings, Inc.     North Carolina corporation                 September 10, 2003
HCRI High Point Manor Holdings, Inc.     North Carolina corporation                 September 10, 2003
HCRI Hickory Manor Holdings, Inc.        North Carolina corporation                 September 10, 2003
HCRI Statesville Place Holdings I, Inc.  North Carolina corporation                 September 10, 2003
HCRI Statesville Place Holdings II,      North Carolina corporation                 September 10, 2003
  Inc.
HCRI Abingdon Properties, LP             North Carolina limited partnership         September 10, 2003
HCRI Gaston Place Properties, LP         North Carolina limited partnership         September 10, 2003
HCRI Gaston Manor Properties, LP         North Carolina limited partnership         September 10, 2003
HCRI Eden Properties, LP                 North Carolina limited partnership         September 10, 2003
HCRI Weddington Park Properties, LP      North Carolina limited partnership         September 10, 2003
HCRI Union Park Properties, LP           North Carolina limited partnership         September 10, 2003
HCRI Concord Place Properties, LP        North Carolina limited partnership         September 10, 2003
HCRI Salisbury Properties, LP            North Carolina limited partnership         September 10, 2003
HCRI Burlington Manor Properties, LP     North Carolina limited partnership         September 10, 2003
HCRI Skeet Club Manor Properties, LP     North Carolina limited partnership         September 10, 2003
HCRI High Point Manor Properties, LP     North Carolina limited partnership         September 10, 2003
HCRI Hickory Manor Properties, LP        North Carolina limited partnership         September 10, 2003
HCRI Statesville Place Properties I, LP  North Carolina limited partnership         September 10, 2003
HCRI Statesville Place Properties II,    North Carolina limited partnership         September 10, 2003
  LP
HCRI Chicago Properties, Inc.            Delaware corporation                       November 18, 2003

ITEM 2.  PROPERTIES

     Our headquarters are currently located at One SeaGate, Suite 1500, Toledo, Ohio 43604. The following table sets forth certain information regarding the facilities that comprise our investments as of December 31, 2003:

                                                                                 (IN THOUSANDS)
                                                                           ---------------------------
                                                 NUMBER OF    NUMBER OF        TOTAL        ANNUALIZED
FACILITY LOCATION                                FACILITIES   BEDS/UNITS   INVESTMENT(1)    INCOME(2)
-----------------                                ----------   ----------   --------------   ----------
ASSISTED LIVING FACILITIES:
  Arizona......................................       6            623       $   47,949      $  3,878
  California...................................       8            550           64,687         8,175
  Colorado.....................................       1             46            4,477           587
  Connecticut..................................       5            474           49,696         5,716
  Florida......................................      20          1,570          102,387        12,440
  Georgia......................................       6            402           41,311         4,617
  Idaho........................................       4            488           33,131         3,983
  Illinois.....................................       2            248           11,666         1,026
  Indiana......................................      14            799           60,739         7,285
  Kentucky.....................................       1             80            9,194         1,099
  Louisiana....................................       1            124           12,906         1,865
  Maryland.....................................       7            593           67,720         8,097
  Massachusetts................................       5            388           57,585         7,160
  Mississippi..................................       2            158           15,133         1,823
  Montana......................................       2            104            9,700         1,068
  Nevada.......................................       3            274           28,428         3,668
  New Jersey...................................       3            176           18,644         2,278
  New Mexico...................................       1             77            4,404           416
  New York.....................................       4            232           28,134         3,522
  North Carolina...............................      44          2,113          205,511        20,093
  Ohio.........................................       8            563           37,073         4,793
  Oklahoma.....................................      16            549           21,230         3,234
  Oregon.......................................       4            168           17,589         2,376
  Pennsylvania.................................       4            235           18,484         2,248
  South Carolina...............................      10            661           49,122         5,255
  Tennessee....................................       6            306           18,434         2,431
  Texas........................................      19          1,396           83,956        10,261
  Utah.........................................       1             57            7,502           964
  Virginia.....................................       5            289           31,513         3,600
  Washington...................................       6            422           33,929         4,092
  Wisconsin....................................       1             28            4,216           556
                                                    ---         ------       ----------      --------
     Total Assisted Living Facilities..........     219         14,193        1,196,450       138,606

                                                                                 (IN THOUSANDS)
                                                                           ---------------------------
                                                 NUMBER OF    NUMBER OF        TOTAL        ANNUALIZED
FACILITY LOCATION                                FACILITIES   BEDS/UNITS   INVESTMENT(1)    INCOME(2)
-----------------                                ----------   ----------   --------------   ----------
vSKILLED NURSING FACILITIES:
  Alabama......................................       7          1,091       $   41,684      $  4,789
  Arizona......................................       1            163            3,426           474
  California...................................       1            122            4,356           654
  Colorado.....................................       1            180            5,318           731
  Florida......................................      11          1,240           71,215         9,063
  Georgia......................................       2            375           11,909         1,368
  Idaho........................................       3            393           19,186         2,582
  Illinois.....................................       4            406           23,141         2,611
  Kentucky.....................................       4            591           23,924         2,914
  Maryland.....................................       1            110            4,279           524
  Massachusetts................................      15          2,121          139,338        18,714
  Mississippi..................................       8          1,127           31,760         3,669
  Missouri.....................................       3            407           24,810         2,796
  Ohio.........................................       5            911           61,878         6,929
  Oklahoma.....................................       2            575           17,366         2,222
  Oregon.......................................       1            111            4,680           639
  Pennsylvania.................................       5            556           23,473         3,384
  Tennessee....................................      15          2,122           93,284        11,573
  Texas........................................      10          1,339           34,385         4,046
  Virginia.....................................       2            316            8,942         1,194
                                                    ---         ------       ----------      --------
     Total Skilled Nursing Facilities..........     101         14,256          648,354        80,876
SPECIALTY CARE FACILITIES:
  California...................................       1            242           18,797         2,412
  Florida......................................       1            100            5,334           457
  Illinois.....................................       1             72           31,683         4,343
  Massachusetts................................       4            735           72,506         8,555
  Ohio.........................................       1             55           30,342         3,902
                                                    ---         ------       ----------      --------
     Total Specialty Care Facilities...........       8          1,204          158,662        19,669
                                                    ---         ------       ----------      --------
TOTAL ALL FACILITIES...........................     328         29,653       $2,003,466      $239,151
                                                    ===         ======       ==========      ========

---------------

(1) Investments include real estate investments and credit enhancements which amounted to $2,000,271,000 and $3,195,000, respectively.

(2) Reflects contract rate of annual straight-line rent or interest recognized.

ITEM 3.  LEGAL PROCEEDINGS

     On November 20, 2002, Doctors Community Health Care Corporation and five subsidiaries ("Doctors") filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Columbia. Doctors stated that its bankruptcy filing was due to the bankruptcy of National Century Financial Enterprises and affiliates, which halted payments to health care providers, including Doctors. We have provided mortgage financing to Doctors in the form of a loan secured by the Pacifica Hospital of the Valley in Sun Valley, CA, and the other assets of the Pacifica of the Valley Corporation, one of the debtor subsidiaries. The outstanding principal balance of the loan was approximately $18,797,000 on December 31, 2003.

Pursuant to procedures approved by the bankruptcy court, the assets of Doctors were the subject of an auction held on December 10 through December 16, 2003. At the conclusion of that auction, the debtors' independent director declared certain members of Doctors' management the winning bidder. Their bid contemplates a reorganization of Doctors and its subsidiaries with new equity and debt capitalization. The results of this auction are subject to bankruptcy court approval, which the debtors have stated they intend to seek in connection with a hearing on the confirmation of the debtors' proposed plan of reorganization. Doctors anticipates that this hearing should occur in March or April 2004. Doctors did not make an interest payment for the twelve months ended December 31, 2003. We will not recognize any interest on the loan until payment is received.

     Alterra Healthcare Corporation ("Alterra") filed for Chapter 11 bankruptcy protection on January 23, 2003 in the United States Bankruptcy Court for the District of Delaware. We have a master lease with Alterra for 45 assisted living facilities with a depreciated book value of $103,293,000 at December 31, 2003. A joint venture between Fortress Investment Group LLC and Emeritus Corporation was the winning bidder at a bankruptcy auction held on July 17, 2003. The bankruptcy court confirmed Alterra's plan of reorganization on November 26, 2003. In connection with confirmation of Alterra's plan, our master lease was assumed and the acquisition of Alterra by the Fortress-Emeritus joint venture was approved. This transaction has closed. Alterra remained current on rental payments throughout the bankruptcy process.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

     The following table sets forth, for the periods indicated, the high and low prices of our common stock on the New York Stock Exchange, as reported on the Composite Tape and dividends paid per share. There were 5,592 stockholders of record as of March 11, 2004.

                                                      SALES PRICE
                                                    ---------------   DIVIDENDS
                                                     HIGH     LOW       PAID
                                                    ------   ------   ---------
2003
  First Quarter...................................  $27.92   $24.84    $0.585
  Second Quarter..................................   30.73    26.10     0.585
  Third Quarter...................................   31.82    29.25     0.585
  Fourth Quarter..................................   36.10    30.68     0.585
2002
  First Quarter...................................  $28.30   $24.08    $0.585
  Second Quarter..................................   31.82    27.41     0.585
  Third Quarter...................................   29.94    24.26     0.585
  Fourth Quarter..................................   28.65    24.27     0.585

     Our Board of Directors approved a new quarterly dividend rate of $0.60 per share of common stock per quarter, commencing with the May 2004 dividend. Our dividend policy is reviewed annually by the Board of Directors. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 2003, are derived from our audited consolidated financial statements (in thousands, except per share data).

                                                       YEAR ENDED DECEMBER 31
                                   --------------------------------------------------------------
                                      1999         2000         2001         2002         2003
                                   ----------   ----------   ----------   ----------   ----------
OPERATING DATA
Revenues(1)......................  $  115,989   $  121,513   $  121,061   $  154,928   $  201,031
Expenses:
  Interest expense(1)............      23,343       30,756       28,410       39,432       54,144
  Provision for
     depreciation(1).............      13,869       18,263       25,805       36,384       51,078
  Other operating expenses(2)....       8,868        9,570       10,853       13,038       17,274
  Impairment of assets...........                                              2,298        2,792
  Loss on extinguishment of
     debt(3).....................                                   213          403
  Loss on investment.............                    2,000
                                   ----------   ----------   ----------   ----------   ----------
Total expenses...................      46,080       60,589       65,281       91,555      125,288
                                   ----------   ----------   ----------   ----------   ----------
Income from continuing
  operations.....................      69,909       60,924       55,780       63,373       75,743
Income from discontinued
  operations, net(1).............       5,729        7,132        4,769        4,286        6,997
                                   ----------   ----------   ----------   ----------   ----------
Net income.......................      75,638       68,056       60,549       67,659       82,740
Preferred stock dividends........      12,814       13,490       13,505       12,468        9,218
Preferred stock redemption
  charge.........................                                                           2,790
                                   ----------   ----------   ----------   ----------   ----------
Net income available to common
  stockholders...................  $   62,824   $   54,566   $   47,044   $   55,191   $   70,732
                                   ==========   ==========   ==========   ==========   ==========
OTHER DATA
Average number of common shares
  outstanding:
  Basic..........................      28,128       28,418       30,534       36,702       43,572
  Diluted........................      28,384       28,643       31,027       37,301       44,201
PER SHARE DATA
Basic:
Income from continuing operations
  available to common
  stockholders...................  $     2.03   $     1.67   $     1.38   $     1.38   $     1.46
Discontinued operations, net.....        0.20         0.25         0.16         0.12         0.16
                                   ----------   ----------   ----------   ----------   ----------
Net income available to common
  stockholders...................        2.23         1.92         1.54         1.50         1.62
Diluted:
Income from continuing operations
  available to common
  stockholders...................  $     2.01   $     1.66   $     1.37   $     1.37   $     1.44
Discontinued operations, net.....        0.20         0.25         0.15         0.11         0.16
                                   ----------   ----------   ----------   ----------   ----------
Net income available to common
  stockholders...................        2.21         1.91         1.52         1.48         1.60
Cash distributions per common
  share..........................  $     2.27   $    2.335   $     2.34   $     2.34   $     2.34

                                                       YEAR ENDED DECEMBER 31
                                   --------------------------------------------------------------
                                      1999         2000         2001         2002         2003
                                   ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA
Net real estate investments......  $1,241,722   $1,121,419   $1,213,564   $1,524,457   $1,992,446
Total assets.....................   1,271,171    1,156,904    1,269,843    1,594,110    2,182,731
Total debt.......................     538,842      439,752      491,216      676,331    1,013,184
Total liabilities................     564,175      458,297      511,973      696,878    1,033,052
Total stockholders' equity.......     706,996      698,607      757,870      897,232    1,149,679

---------------

(1) In accordance with FASB Statement No. 144, we have reclassified the income and expenses attributable to the properties sold subsequent to January 1, 2002 to discontinued operations. See Note 16 to our audited consolidated financial statements.

(2) Other operating expenses include loan expense, provision for loan losses and general and administrative expenses.

(3) Effective January 1, 2003, in accordance with FASB Statement No. 145, we reclassified the losses on extinguishments of debt in 2001 and 2002 to income from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     Health Care REIT, Inc. is a self-administered, equity REIT that invests in health care facilities, primarily skilled nursing and assisted living facilities. We also invest in specialty care facilities. As of December 31, 2003, long-term care facilities, which include skilled nursing and assisted living facilities, comprised approximately 92% of our investment portfolio. Founded in 1970, we were the first REIT to invest exclusively in health care facilities.

     As of December 31, 2003, we had $2,003,466,000 of net real estate investments, inclusive of credit enhancements, in 328 facilities located in 33 states and managed by 47 different operators. At that date, the portfolio included 219 assisted living facilities, 101 skilled nursing facilities and eight specialty care facilities.

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

     Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related facilities. New investments are generally funded from temporary borrowings under our lines of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the lines of credit arrangements, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence of secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance future investments.

LIQUIDITY AND CAPITAL RESOURCES

     On July 23, 2003, Moody's Investors Service upgraded its rating on our senior unsecured notes from Ba1 to Baa3. The credit strengths noted by Moody's included moderate financial leverage, negligible secured debt, strong portfolio management and underwriting skills and improved portfolio fundamentals in our skilled nursing and assisted living facilities.

     In August and September 2003, we solicited the consents of registered holders of our senior unsecured notes to the adoption of certain amendments to the Indenture, dated as of April 17, 1997 (as amended and supplemented) (the "1997 Indenture"), with Fifth Third Bank, as trustee (the "Trustee"), and the Indenture, dated as of September 6, 2002 (as amended and supplemented) (the "2002 Indenture"), with the Trustee. After receiving the requisite number of consents, we entered into Supplemental Indenture No. 5 to the 1997 Indenture with the Trustee and Supplemental Indenture No. 2 to the 2002 Indenture with the Trustee. As amended, the supplemental indentures modify the indentures to require us to (a) limit the use of secured debt to 40% of undepreciated assets,
(b) limit total debt to 60% of undepreciated total assets, and (c) maintain total unencumbered assets at 150% of total secured debt. These amendments to all of our then outstanding $615,000,000 of senior unsecured notes are intended to modernize the covenant package and make it consistent with other investment-grade REITs. The $250,000,000 in senior unsecured notes issued in November 2003 have the same covenant package.

     The following table summarizes our capital activity during the year ended December 31, 2003 (in thousands):

                                                              GROSS      NET
DATE                     SECURITY               TYPE         PROCEEDS  PROCEEDS
----              ----------------------  -----------------  --------  --------
March 2003......  Senior unsecured notes  Public issuance    $104,036  $103,286
July 2003.......  Common stock            Private placement    48,000    48,000
July 2003.......  Preferred stock         Public issuance     100,000    96,850
September
  2003..........  Common stock            Public issuance     111,320   105,763
September
  2003..........  Preferred stock         Private placement    26,500    26,500
November 2003...  Senior unsecured notes  Public issuance     250,000   248,163
Various.........  Common stock            DRIP                 68,860    68,860
                                                             --------  --------
Totals..........                                             $708,716  $697,422
                                                             ========  ========

     During the year ended December 31, 2003, the holder of our Series C Cumulative Convertible Preferred Stock converted 2,100,000 shares into 2,049,000 shares of common stock. At December 31, 2003, all of the shares of Series C Cumulative Convertible Preferred Stock had been converted into common stock.

     In July 2003, we instituted our enhanced dividend reinvestment and stock purchase plan ("DRIP"). Existing stockholders, in addition to reinvesting dividends, may now purchase up to $5,000 of common stock per month at a discount. Investors who are not stockholders of the Company may now make an initial investment in the Company through the DRIP with a minimum of a $1,000 purchase. In some instances, we may permit investments in excess of $5,000 per month if we approve a request for a waiver. During the year ended December 31, 2003, we issued 1,452,000 shares of common stock under the standard provisions of our DRIP, which generated net proceeds of approximately $43,615,000. Additionally, we issued 825,000 shares of common stock under our DRIP waiver program, which generated net proceeds of approximately $25,245,000. As of December 11, 2003 we had an effective registration statement on file with the Securities and Exchange Commission under which we may issue up to 6,314,213 shares of common stock pursuant to the DRIP. As of March 11, 2004, 5,735,402 shares of common stock remained available for issuance under this registration statement.

     On July 9, 2003, we closed a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock, which generated net proceeds of approximately $96,850,000. The shares have a liquidation value of $25.00 per share. The preferred stock, which has no stated maturity, may be redeemed by us at par on or after July 9, 2008. A portion of the proceeds from this offering were used to redeem all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock on July 15, 2003, at a redemption price of $25.00 per share plus accrued and unpaid dividends.

     On September 29, 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock as partial consideration for an acquisition of assets by the Company, with the shares valued at $26,500,000 for such purposes. The shares were issued to Southern Assisted Living, Inc. and certain of its stockholders without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended. The shares have a liquidation value of $25.00 per share. The preferred stock, which has no stated maturity, may be redeemed by us at par on or after August 15, 2008. The preferred shares are convertible into common stock at a conversion price of $32.66 per share at any time. During the year ended December 31, 2003, certain holders of our Series E Cumulative Convertible and Redeemable Preferred Stock converted 229,600 shares into 175,700 shares of common stock. At December 31, 2003, we had 830,400 shares of Series E Cumulative Convertible and Redeemable Preferred Stock outstanding.

     During 2003, we invested $378,342,000 in real property, provided permanent mortgage and loan financings of $78,245,000, made construction advances of $32,071,000 and funded $27,410,000 of subdebt investments. As of December 31, 2003, we had approximately $15,501,000 in unfunded construction commitments. Also during 2003, we sold real property generating $65,455,000 of net proceeds and collected

$55,847,000 and $1,234,000 as repayment of principal on loans receivable and subdebt investments, respectively.

     As of December 31, 2003, we had stockholders' equity of $1,149,679,000 and a total outstanding debt balance of $1,013,184,000, which represents a debt to total capitalization ratio of 0.47 to 1.0.

     In May 2003, we announced the amendment and extension of our primary unsecured revolving line of credit. The line of credit was expanded to $225,000,000, expires in May 2006 (with the ability to extend for one year at our discretion if we are in compliance with all covenants) and currently bears interest at the lender's prime rate or LIBOR plus 1.3%, at our option. In August 2003, we further amended the line of credit to modify certain financial covenants that will enhance our financial flexibility and align our covenant package with other investment grade REITs. Finally, in December 2003 and January 2004, we expanded this line of credit to $310,000,000.

     Also in May 2003, we repaid our $4,000,000 secured note and terminated the corresponding agreement. At the same time, we increased our $25,000,000 unsecured line of credit to $30,000,000. This line of credit bears interest at the lender's prime rate or 2.0% plus LIBOR, at our option, and expires in May 2004. Also, at December 31, 2003, we had a secured line of credit in the amount of $60,000,000 bearing interest at the lender's prime rate or LIBOR plus 2.0%, at our option, with a floor of 7.0% that expired in February 2004. We do not intend to replace this secured facility. At December 31, 2003, we had no borrowings outstanding under the unsecured or secured lines of credit arrangements.

     As of March 11, 2004, we had an effective shelf registration on file with the Securities and Exchange Commission under which we may issue up to $581,794,619 of securities including debt securities, common and preferred stock and warrants. Depending upon market conditions, we anticipate issuing securities under our shelf registration to invest in additional health care facilities and to repay borrowings under our lines of credit arrangements.

OFF-BALANCE SHEET ARRANGEMENTS

     We have guaranteed the payment of industrial revenue bonds for one assisted living facility in the event that the present owner defaults upon its obligations. In consideration for this guaranty, we receive and recognize fees annually related to this arrangement. This guaranty expires upon the repayment of the industrial revenue bonds which currently mature in 2009. At December 31, 2003, we were contingently liable for $3,195,000 under this guaranty.

CONTRACTUAL OBLIGATIONS

     The following table summarizes our payment requirements under contractual obligations as of December 31, 2003 (in thousands):

                                                                         PAYMENTS DUE BY PERIOD
                                                    ----------------------------------------------------------------
                                                                    LESS THAN                              MORE THAN
CONTRACTUAL OBLIGATIONS                                 TOTAL         1 YEAR     1-3 YEARS    3-5 YEARS     5 YEARS
-----------------------                             -------------   ----------   ----------   ----------   ---------
Unsecured lines of credit obligations(1)..........   $  340,000      $ 30,000     $310,000     $      0    $      0
Secured line of credit obligation(1)..............       60,000        60,000
Senior unsecured notes............................      865,000        40,000       50,000      275,000     500,000
Secured debt......................................      148,184         5,828        5,225       24,588     112,543
Contractual interest obligations..................      488,016        68,938      132,091      106,891     180,096
Capital lease obligations.........................
Operating lease obligations.......................       10,758         1,373        2,236        1,178       5,971
Purchase obligations..............................       77,944        17,730       45,412        6,000       8,802
Other long-term liabilities.......................
                                                     ----------      --------     --------     --------    --------
Total contractual obligations.....................   $1,989,902      $223,869     $544,964     $413,657    $807,412
                                                     ==========      ========     ========     ========    ========

---------------

(1) Unsecured and secured lines of credit reflected at 100% capacity.

     We have an unsecured credit arrangement with a consortium of eight banks providing for a revolving line of credit ("revolving credit") in the amount of $310,000,000, which expires on May 15, 2006. The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months on either the agent bank's prime rate of interest or 1.3% over LIBOR interest rate, at our option (2.43% at December 31, 2003). In addition, we pay a commitment fee based on an annual rate of 0.325% and an annual agent's fee of $50,000. Principal is due upon expiration of the agreement. We have another unsecured line of credit arrangement with a bank for a total of $30,000,000, which expires May 31, 2004. Borrowings under this line of credit are subject to interest at either the bank's prime rate of interest or 2.00% over LIBOR interest rate, at our option (4.00% at December 31, 2003) and are due on demand. We had a $60,000,000 secured line of credit with interest at the lender's prime rate or 2.0% over LIBOR, at our option, with a floor of 7.0% (7.0% at December 31, 2003) that expired in February 2004. We do not intend to replace this secured facility. At December 31, 2003, we had no borrowings outstanding under the unsecured or secured lines of credit arrangements. As such, we had no contractual interest obligations related to unsecured or secured lines of credit at December 31, 2003.

     We have $865,000,000 of senior unsecured notes with fixed annual interest rates ranging from 6.00% to 8.17%, payable semi-annually. Contractual interest obligations on senior unsecured notes totaled $428,644,000 at December 31, 2003. Additionally, we have 30 mortgage loans totaling $148,184,000, collateralized by health care facilities, with fixed annual interest rates ranging from 6.18% to 12.00%, payable monthly. The carrying values of the health care properties securing the mortgage loans totaled $219,575,000 at December 31, 2003. Contractual interest obligations on mortgage loans totaled $59,372,000 at December 31, 2003.

     At December 31, 2003, we had operating lease obligations of $10,758,000 relating to Company office space and six assisted living facilities.

     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At December 31, 2003, we had outstanding construction financings of $14,865,000 ($14,701,000 for leased properties and $164,000 for construction loans) and were committed to providing additional financing of approximately $15,501,000 to complete construction. At December 31, 2003, we had contingent purchase obligations totaling $62,443,000. These contingent purchase obligations primarily relate to deferred acquisition fundings. Deferred acquisition fundings are contingent upon an operator satisfying certain conditions such as payment coverage and value tests. Rents due from the tenant are increased to reflect the additional investment in the property.

RESULTS OF OPERATIONS DECEMBER 31, 2003 VS. DECEMBER 31, 2002

     Revenues were comprised of the following (dollars in thousands):

                                                     YEAR ENDED                 CHANGE
                                            -----------------------------   ---------------
                                            DEC. 31, 2003   DEC. 31, 2002      $        %
                                            -------------   -------------   -------   -----
Rental income.............................    $176,504        $125,601      $50,903    41 %
Interest income...........................      20,768          26,525       (5,757)  (22)%
Transaction fees and other income.........       3,759           2,802          957    34 %
                                              --------        --------      -------   -----
Totals....................................    $201,031        $154,928      $46,103    30 %
                                              ========        ========      =======   =====

     We generated increased rental income as a result of the acquisition of properties for which we receive rent. This was partially offset by a reduction in interest income due to lower average yields on our loans receivable and non-recognition of interest income related to our mortgage loan with Doctors Community Health Care Corporation. Transaction fees and other income increased primarily as a result of the gain from the sale of our investment in Atlantic Healthcare Finance L.P.

     Expenses were comprised of the following (dollars in thousands):

                                                      YEAR ENDED                 CHANGE
                                             -----------------------------   --------------
                                             DEC. 31, 2003   DEC. 31, 2002      $       %
                                             -------------   -------------   -------   ----
Interest expense...........................    $ 54,144         $39,432      $14,712    37%
Provision for depreciation.................      51,078          36,384       14,694    40%
General and administrative.................      11,483           9,665        1,818    19%
Loan expense...............................       2,921           2,373          548    23%
Impairment of assets.......................       2,792           2,298          494    21%
Loss on extinguishment of debt.............                         403         (403)   n/a
Provision for loan losses..................       2,870           1,000        1,870   187%
                                               --------         -------      -------   ----
Totals.....................................    $125,288         $91,555      $33,733    37%
                                               ========         =======      =======   ====

     The increase in interest expense from 2002 to 2003 was primarily due to higher average borrowings during the year. This was partially offset by lower average interest rates and an increase in the amount of capitalized interest offsetting interest expense.

     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balance outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the year ended December 31, 2003, totaled $1,535,000, as compared with $170,000 for the same period in 2002.

     The   provision  for  depreciation  increased  primarily  as  a  result  of additional investments in properties owned directly by us.

     General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the year ended December 31, 2003, were 5.39% as compared with 5.83% for the same period in 2002.

     The increase in loan expense was primarily due to the additional amortization of costs related to the unsecured lines of credit amendments and costs related to obtaining consents to modify the covenant packages of our senior unsecured notes.

     During the year ended December 31, 2003, it was determined that the projected undiscounted cash flows from a property did not exceed its related net book value and an impairment charge of $2,792,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value of the property was determined by an independent appraisal. During the year ended December 31, 2002, it was determined that the projected undiscounted cash flows from three properties did not exceed their related net book values and impairment charges of $2,298,000 were recorded to reduce the properties to their estimated fair market values. The estimated fair market values of the properties were determined by offers to purchase received from third parties or estimated net sales proceeds.

     In April 2002, we purchased $35,000,000 of our outstanding senior unsecured notes that were due in 2003 and recorded a charge of $403,000 in connection with this early extinguishment.

     Due to increased collectibility concerns related to portions of our loan portfolio, we increased our allowance for losses on loans receivable by an additional $1,870,000 for the year ended December 31, 2003.

     Other items were comprised of the following (dollars in thousands):

                                                    YEAR ENDED                  CHANGE
                                           -----------------------------   ----------------
                                           DEC. 31, 2003   DEC. 31, 2002      $        %
                                           -------------   -------------   -------   ------
Gain (loss) on sales of properties.......     $ 4,139        $ (1,032)     $ 5,171   (501)%
Discontinued operations, net.............       2,858           5,318       (2,460)   (46)%
Preferred dividends......................      (9,218)        (12,468)       3,250    (26)%
Preferred stock redemption charge........      (2,790)                      (2,790)     n/a
                                              -------        --------      -------   ------
Totals...................................     $(5,011)       $ (8,182)     $ 3,171    (39)%
                                              =======        ========      =======   ======

     During the years ended December 31, 2003 and 2002, we sold properties with carrying values of $61,316,000 and $53,311,000 for net gains of $4,139,000 and net losses of $1,032,000, respectively. In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. We adopted the standard effective January 1, 2002. In accordance with Statement No. 144, we have reclassified the income and expenses attributable to the properties sold subsequent to January 1, 2002 to discontinued operations. These properties generated $2,858,000 and $5,318,000 of income after deducting depreciation and interest expense from rental revenue for the years ended December 31, 2003 and 2002, respectively.

     The decrease in preferred dividends is primarily due to the reduction in average outstanding preferred shares. During the year ended December 31, 2003, the holder of our Series C Cumulative Convertible Preferred Stock converted 2,100,000 shares into 2,049,000 shares of common stock, leaving no shares outstanding at December 31, 2003 as compared to 2,100,000 at December 31, 2002.

     In September 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock. During the three months ended December 31, 2003, certain holders of our Series E Cumulative Convertible and Redeemable Preferred Stock converted 229,600 shares into 175,700 shares of common stock, leaving 830,400 outstanding at December 31, 2003.

     In July 2003, we closed a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock. A portion of the proceeds from this offering were used to redeem all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock on July 15, 2003. In accordance with EITF Topic D-42, the costs to issue these securities were recorded as a non-cash, non-recurring charge of $2,790,000, or $0.06 per diluted share, in the third quarter of 2003 to reduce net income available to common stockholders.

     As a result of the various factors mentioned above, net income available to common stockholders was $70,732,000, or $1.60 per diluted share, for 2003 as compared with $55,191,000, or $1.48 per diluted share, for 2002. Excluding the impact of the unusual and non-recurring preferred stock redemption charge, net income available to common stockholders was $73,522,000, or $1.66 per diluted share, for 2003.

RESULTS OF OPERATIONS DECEMBER 31, 2002 VS. DECEMBER 31, 2001

     Revenues were comprised of the following (dollars in thousands):

                                                     YEAR ENDED                 CHANGE
                                            -----------------------------   ---------------
                                            DEC. 31, 2002   DEC. 31, 2001      $        %
                                            -------------   -------------   -------   -----
Rental income.............................    $125,601        $ 84,929      $40,672    48 %
Interest income...........................      26,525          31,294       (4,769)  (15)%
Transaction fees and other income.........       2,802           3,848       (1,046)  (27)%
Prepayment fees...........................                         990         (990)    n/a
                                              --------        --------      -------   -----
Totals....................................    $154,928        $121,061      $33,867    28 %
                                              ========        ========      =======   =====

     We generated increased rental income as a result of the acquisition of properties for which we receive rent. This was partially offset by a reduction in interest income due to the repayment of mortgage loans. Transaction fees and other income decreased primarily as a result of the completion of construction projects.

     During 2001, we received payoffs on mortgages that had significant prepayment fee requirements, generating $990,000 in that year. During 2002, we did not receive any prepayment fees with respect to mortgage loan payoffs.

     Expenses were comprised of the following (dollars in thousands):

                                                       YEAR ENDED                CHANGE
                                              -----------------------------   -------------
                                              DEC. 31, 2002   DEC. 31, 2001      $       %
                                              -------------   -------------   -------   ---
Interest expense............................     $39,432         $28,410      $11,022   39%
Provision for depreciation..................      36,384          25,805       10,579   41%
General and administrative..................       9,665           8,078        1,587   20%
Loan expense................................       2,373           1,775          598   34%
Impairment of assets........................       2,298                        2,298   n/a
Loss on extinguishment of debt..............         403             213          190   89%
Provision for loan losses...................       1,000           1,000            0    0%
                                                 -------         -------      -------   ---
Totals......................................     $91,555         $65,281      $26,274   40%
                                                 =======         =======      =======   ===

     The increase in interest expense from 2001 to 2002 was primarily due to higher average borrowings during the year and a reduction in the amount of capitalized interest offsetting interest expense.

     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balance outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the year ended December 31, 2002, totaled $170,000, as compared with $841,000 for the same period in 2001.

     The  provision  for  depreciation  increased  primarily  as  a  result   of
additional investments in properties owned directly by us.

     General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the year ended December 31, 2002, were 5.83% as compared with 6.03% for the same period in 2001.

     The   increase  in  loan  expense  was  primarily  due  to  the  additional amortization of costs related to the unsecured line of credit renewal and the senior unsecured notes issued in 2001 and 2002.

     During the year ended December 31, 2002, it was determined that the projected undiscounted cash flows from three properties did not exceed their related net book values and impairment charges of $2,298,000 were recorded to reduce the properties to their estimated fair market values. The estimated fair market values of the properties were determined by offers to purchase received from third parties or estimated net sales proceeds.

     In April 2002, we purchased $35,000,000 of our outstanding senior unsecured notes that were due in 2003 and recorded a charge of $403,000 in connection with this early extinguishment. In September 2001, we purchased $7,750,000 of our outstanding unsecured senior notes that were due in 2002 and recorded a charge of $213,000 in connection with this early extinguishment.

     Other items were comprised of the following (dollars in thousands):

                                                      YEAR ENDED                 CHANGE
                                             -----------------------------   --------------
                                             DEC. 31, 2002   DEC. 31, 2001     $        %
                                             -------------   -------------   ------   -----
Gain (loss) on sales of properties.........    $ (1,032)       $ (1,250)     $  218   (17)%
Discontinued operations, net...............       5,318           6,019        (701)  (12)%
Preferred dividends........................     (12,468)        (13,505)      1,037    (8)%
                                               --------        --------      ------   -----
Totals.....................................    $ (8,182)       $ (8,736)     $  554    (6)%
                                               ========        ========      ======   =====

     During the years ended December 31, 2002 and 2001, we sold properties with carrying values of $53,311,000 and $23,829,000 for net losses of $1,032,000 and $1,250,000, respectively. In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. We adopted the standard effective January 1, 2002. In accordance with Statement No. 144, we have reclassified the income and expenses attributable to the properties sold subsequent to January 1, 2002 to discontinued operations. These properties generated $5,318,000 and $6,019,000 of income after deducting depreciation and interest expense from rental revenue for the years ended December 31, 2002 and 2001, respectively.

     The decrease in preferred dividends is primarily due to the reduction in average outstanding preferred shares. During the year ended December 31, 2002, the holder of our Series C Cumulative Convertible Preferred Stock converted 900,000 shares into 878,000 shares of common stock, leaving 2,100,000 shares outstanding at December 31, 2002, as compared to 3,000,000 at December 31, 2001.

     As a result of the various factors mentioned above, net income available to common stockholders was $55,191,000, or $1.48 per diluted share, for 2002 as compared with $47,044,000, or $1.52 per diluted share, for 2001.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements). We believe that of our significant accounting policies, the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  REVENUE RECOGNITION

     Revenue is recorded in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended. SAB 101 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility. If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risk. Operating lease income generally includes base rent payments plus fixed annual rent increases, which are recognized on a straight-line basis over the minimum lease period subject to an evaluation of collectibility risk. This lease income is greater than the amount of cash received during the first half of the lease term. In some instances, the leases provide for additional payment of rent if the gross operating revenues from the property exceed a predetermined threshold. Revenues are not recognized until those thresholds have been met.

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

  ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectibility of loan payments and principal. We evaluate the collectibility of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying property. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. To the extent circumstances improve and the risk of collectibility is diminished, we will return these loans to full accrual status.

  DEPRECIATION AND USEFUL LIVES

     We compute depreciation on our properties using the straight-line method based on their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. A significant portion of the acquisition cost of each property is allocated to building (usually approximately 90%). The allocation of the acquisition cost to building and the determination of the useful life of a property are based on appraisals commissioned from independent real estate appraisal firms. If we do not allocate appropriately to the building or if we incorrectly estimate the useful life of our properties, the computation of depreciation will not appropriately reflect the carrying values of the properties over future periods.

IMPACT OF INFLATION

     During the past three years, inflation has not significantly affected our earnings because of the moderate inflation rate. Additionally, our earnings are primarily long-term investments with fixed rates of return. These investments are mainly financed with a combination of equity, senior unsecured notes and borrowings under our lines of credit arrangements. During inflationary periods, which generally are accompanied by rising interest rates, our ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. Presuming the current inflation rate remains moderate and long-term interest rates do not increase significantly, we believe that inflation will not impact the availability of equity and debt financing.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     We have made and incorporated by reference statements in this Form 10-K that constitute "forward-looking statements" as that term is defined in the federal securities laws. These forward-looking statements concern:

     - the possible expansion of our portfolio;

     - the performance of our operators and properties;

     - our ability to enter into agreements with new viable tenants for properties which we take back from financially troubled tenants, if any;

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

     - changes in financing terms; and

     - the risks described below:

  RISK FACTORS RELATED TO OUR OPERATORS' REVENUES AND EXPENSES

     Our skilled nursing and specialty care facility operators' revenues are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates. Our assisted living facility operators' revenues are primarily driven by occupancy and private pay rates. Expenses for these three types of facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue, to come under pressure due to reimbursement cuts and state budget shortfalls. Liability insurance and staffing costs continue to increase for our operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a facility not generating enough cash to make payments to us, the credit of our operator and the value of other collateral would have to be relied upon.

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

     The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. In addition, we may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of a facility, avoid the imposition of liens on a facility and/or to transition a facility to a new operator. In some instances, we have terminated our lease with an operator and relet the facility to another operator. In some of those situations, we provided working capital loans to and limited indemnification of the new operator. If we cannot transition a leased facility to a new operator, we may take possession of that facility, which may expose us to certain successor liabilities. Should such events occur, our revenue and operating cash flow may be adversely affected.

     On November 20, 2002, Doctors Community Health Care Corporation and five subsidiaries ("Doctors") filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Columbia. Doctors stated that its bankruptcy filing was due to the bankruptcy of National Century Financial Enterprises and affiliates, which halted payments to health care providers, including Doctors. We have provided mortgage financing to Doctors in the form of a loan secured by the Pacifica Hospital of the Valley in Sun Valley, CA, and the other assets of the Pacifica of the Valley Corporation, one of the debtor subsidiaries. The outstanding principal balance of the loan was approximately $18,797,000 on December 31, 2003. Pursuant to procedures approved by the bankruptcy court, the assets of Doctors were the subject of an auction held on December 10 through December 16, 2003. At the conclusion of that auction, the debtors' independent director declared certain members of Doctors' management the winning bidder. Their bid contemplates a reorganization of Doctors and its subsidiaries with new equity and debt capitalization. The results of this auction are subject to bankruptcy court approval, which the debtors have stated they intend to seek in connection with a hearing on the confirmation of the debtors' proposed plan of reorganization. Doctors anticipates that this hearing should occur in March or April 2004. Doctors did not make an interest payment for the twelve months ended December 31, 2003. We will not recognize any interest on the loan until payment is received.

     Alterra Healthcare Corporation ("Alterra") filed for Chapter 11 bankruptcy protection on January 23, 2003 in the United States Bankruptcy Court for the District of Delaware. We have a master lease with Alterra for 45 assisted living facilities with a depreciated book value of $103,293,000 at December 31, 2003. A joint venture between Fortress Investment Group LLC and Emeritus Corporation was the winning bidder at a bankruptcy auction held on July 17, 2003. The bankruptcy court confirmed Alterra's plan of reorganization on November 26, 2003. In connection with confirmation of Alterra's plan, our master lease was assumed and the acquisition of Alterra by the Fortress-Emeritus joint venture was approved. This transaction has closed. Alterra remained current on rental payments throughout the bankruptcy process.

  RISK FACTORS RELATED TO GOVERNMENT REGULATIONS

     Our operators' businesses are affected by government reimbursement and private payor rates. To the extent that any skilled nursing or specialty care facility receives a significant portion of its revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facility. In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures. This trend in health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of the skilled nursing industry, the specialty care industry or on the health care industry in general. There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator's liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us. See "Item 1 -- Business -- Certain Government Regulations -- Reimbursement" above.

  RISK FACTORS RELATED TO LIABILITY CLAIMS AND INSURANCE COSTS

     Long-term care facility operators (assisted living and skilled nursing facilities) have experienced substantial increases in both the number and size of patient care liability claims in recent years, particularly in the states of Texas and Florida. As a result, general and professional liability costs have increased and may continue to increase. Nationwide, long-term care liability insurance rates are increasing because of large jury awards in states like Texas and Florida. Over the past two years, both Texas and Florida have adopted skilled nursing facility liability laws that modify or limit tort damages. Despite some of these reforms, the long-term care industry overall continues to experience very high general and professional liability costs. Insurance companies have responded to this claim crisis by severely restricting their capacity to write long-term care general and professional liability policies. No assurances can be given that the climate for long-term care general and professional liability insurance will improve in any of the foregoing states or any other states where the facility operators conduct business. Insurance companies may continue to reduce or stop writing general and professional liability policies for skilled nursing and assisted living facilities. Thus, general professional liability insurance coverage may be restricted or very costly, which may adversely affect the facility operators' future operations, cash flows and financial condition, and may have a material adverse effect on the facility operators' ability to meet their obligations to us.

  RISK FACTORS RELATED TO ACQUISITIONS

     We are exposed to the risk that our future acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide construction financing to an operator and the project is not completed, we may need to take steps to ensure completion of the project or we could lose the property. Moreover, if we issue equity securities or incur additional debt, or both, to finance future acquisitions, it may reduce our per share financial results. These costs may negatively affect our results of operations.

  RISK FACTORS RELATED TO ENVIRONMENTAL LAWS

     Under various federal and state laws, owners or operators of real estate may be required to respond to the release of hazardous substances on the property and may be held liable for property damage, personal injuries or penalties that result from environmental contamination. These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with the contamination. Generally, such liability attaches to a person based on the person's relationship to the property. Our lessees or borrowers are primarily responsible for the condition of the property and since we are a passive landlord, we do not "participate in the management" of any property in which we have an interest. Moreover, we review environmental site assessments of the properties that we own or encumber prior to taking an interest in them. Those assessments are designed to meet the "all appropriate inquiry" standard, which qualifies us for the innocent purchaser defense if environmental liabilities arise. Based upon such assessments, we do not believe that any of our properties are subject to material environmental contamination. However, environmental liabilities may be present in our properties and we may incur costs to remediate contamination, which could have a material adverse effect on our business or financial condition.

  RISK FACTORS RELATED TO REINVESTMENT OF SALE PROCEEDS

     From time to time, we will have cash available from (1) the proceeds of sales of shares of our securities, (2) principal payments on our loans receivable and (3) the sale of properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements. We must re-invest these proceeds, on a timely basis, in health care investments or in qualified short-term investments. We compete for real estate investments with a broad variety of potential investors. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us. Delays in acquiring properties may negatively impact revenues and perhaps our ability to increase our distributions to stockholders.

  RISK FACTORS RELATED TO OUR STRUCTURE

     We are also subject to a number of risks on the corporate level. First, we might fail to qualify or remain qualified as a REIT. We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate in such a manner. Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of federal taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. Also, if we were not a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required to pay dividends to stockholders amounting to at least 90% of its annual taxable income. See "Item 1 -- Business -- Taxation" for a discussion of the provisions of the Internal Revenue Code that apply to us and the effects of non-qualification.

     Second, our Second Restated Certificate of Incorporation and Amended and Restated By-Laws contain anti-takeover provisions (staggered board provisions, restrictions on share ownership and transfer, and super majority stockholder approval requirements for business combinations) that could make it more difficult for or even prevent a third party from acquiring us without the approval of our incumbent Board of Directors. Further, we have a "poison pill" rights plan that has anti-takeover effects. The rights plan, if triggered, would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board of Directors. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

     Third, we are dependent on key personnel. Although we have entered into employment agreements with our executive officers, losing any one of them could, at least temporarily, have an adverse impact on our operations. We believe that losing more than one would have a material adverse impact on our business.

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

     We historically borrow on our lines of credit arrangements to make acquisitions of, loans to or to construct health care facilities. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under the lines of credit arrangements.

     A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of such debt. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $31,473,000 at December 31, 2003 ($15,145,000 at December 31, 2002). Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, with variable rate debt, with equity or by the sale of assets.

     Our variable rate debt, including our unsecured and secured lines of credit arrangements, is reflected at fair value. At December 31, 2003, we did not have any borrowings outstanding on our unsecured or secured lines of credit arrangements. As such, a 1% increase in interest rates would have no effect on our annual interest expense. However, as an example, if borrowings totaled $50,000,000, a 1% increase in interest rates would result in increased annual interest expense of $500,000. At December 31, 2002, we had $113,500,000
outstanding related to this variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $1,135,000.

     We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. The majority of our borrowings were completed pursuant to indentures or contractual agreements that limit the amount of indebtedness we may incur. Accordingly, in the event that we are unable to raise additional equity or borrow money because of these limitations, our ability to acquire additional properties may be limited.

     We may or may not elect to use financial derivative instruments to hedge variable interest rate exposure. Such decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Directors
Health Care REIT, Inc.

     We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 9 to the consolidated financial statements, in 2003 the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation. As discussed in Note 16 to the consolidated financial statements, in 2002 the Company adopted the provisions of Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

                                          /s/ ERNST & YOUNG LLP

Toledo, Ohio
January 16, 2004

                             HEALTH CARE REIT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Real estate investments:
  Real property owned
     Land...................................................  $  166,408   $  112,044
     Buildings & improvements...............................   1,712,868    1,288,520
     Construction in progress...............................      14,701       19,833
                                                              ----------   ----------
                                                               1,893,977    1,420,397
     Less accumulated depreciation..........................    (152,440)    (113,579)
                                                              ----------   ----------
     Total real property owned..............................   1,741,537    1,306,818
  Loans receivable
     Real property loans....................................     213,480      208,016
     Subdebt investments....................................      45,254       14,578
                                                              ----------   ----------
                                                                 258,734      222,594
  Less allowance for losses on loans receivable.............      (7,825)      (4,955)
                                                              ----------   ----------
                                                                 250,909      217,639
                                                              ----------   ----------
     Net real estate investments............................   1,992,446    1,524,457
Other assets:
  Equity investments........................................       3,299        7,494
  Deferred loan expenses....................................      10,331        9,291
  Cash and cash equivalents.................................     124,496        9,550
  Receivables and other assets..............................      52,159       43,318
                                                              ----------   ----------
                                                                 190,285       69,653
                                                              ----------   ----------
Total assets................................................  $2,182,731   $1,594,110
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Borrowings under unsecured lines of credit obligations....  $        0   $  109,500
  Senior unsecured notes....................................     865,000      515,000
  Secured debt..............................................     148,184       51,831
  Accrued expenses and other liabilities....................      19,868       20,547
                                                              ----------   ----------
Total liabilities...........................................   1,033,052      696,878
Stockholders' equity:
  Preferred stock, $1.00 par value:.........................     120,761      127,500
     Authorized -- 25,000,000 shares
     Issued and outstanding -- 4,830,444 shares in 2003 and
      5,100,000 shares in 2002 at liquidation preference
  Common stock, $1.00 par value:............................      50,298       40,086
     Authorized -- 125,000,000 shares
     Issued -- 50,376,551 shares in 2003 and 40,085,827
      shares in 2002
     Outstanding -- 50,361,505 shares in 2003 and 40,085,827
      shares in 2002
  Capital in excess of par value............................   1,069,887      790,838
  Treasury stock............................................        (523)
  Cumulative net income.....................................     660,446      580,496
  Cumulative dividends......................................    (749,166)    (638,085)
  Accumulated other comprehensive income....................           1         (170)
  Other equity..............................................      (2,025)      (3,433)
                                                              ----------   ----------
Total stockholders' equity..................................   1,149,679      897,232
                                                              ----------   ----------
Total liabilities and stockholders' equity..................  $2,182,731   $1,594,110
                                                              ==========   ==========

                             See accompanying notes

                             HEALTH CARE REIT, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31
                                                              --------------------------------------
                                                                 2003          2002          2001
                                                              -----------   -----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Rental income.............................................   $176,504      $125,601      $84,929
  Interest income...........................................     20,768        26,525       31,294
  Transaction fees and other income.........................      3,759         2,802        3,848
  Prepayment fees...........................................                                   990
                                                               --------      --------      -------
                                                                201,031       154,928      121,061
Expenses:
  Interest expense..........................................     54,144        39,432       28,410
  Provision for depreciation................................     51,078        36,384       25,805
  General and administrative................................     11,483         9,665        8,078
  Loan expense..............................................      2,921         2,373        1,775
  Impairment of assets......................................      2,792         2,298
  Loss on extinguishment of debt............................                      403          213
  Provision for loan losses.................................      2,870         1,000        1,000
                                                               --------      --------      -------
                                                                125,288        91,555       65,281
                                                               --------      --------      -------
Income from continuing operations...........................     75,743        63,373       55,780
Discontinued operations:
  Net gain (loss) on sales of properties....................      4,139        (1,032)      (1,250)
  Income from discontinued operations, net..................      2,858         5,318        6,019
                                                               --------      --------      -------
                                                                  6,997         4,286        4,769
Net income..................................................     82,740        67,659       60,549
Preferred stock dividends...................................      9,218        12,468       13,505
Preferred stock redemption charge...........................      2,790
                                                               --------      --------      -------
Net income available to common stockholders.................   $ 70,732      $ 55,191      $47,044
                                                               ========      ========      =======
Average number of common shares outstanding:
  Basic.....................................................     43,572        36,702       30,534
  Diluted...................................................     44,201        37,301       31,027
Earnings per share:
  Basic:
     Income from continuing operations available to common
       stockholders.........................................   $   1.46      $   1.38      $  1.38
     Discontinued operations, net...........................       0.16          0.12         0.16
                                                               --------      --------      -------
     Net income available to common stockholders............   $   1.62      $   1.50      $  1.54
  Diluted:
     Income from continuing operations and after preferred
       stock dividends......................................   $   1.44      $   1.37      $  1.37
     Discontinued operations, net...........................       0.16          0.11         0.15
                                                               --------      --------      -------
     Net income available to common stockholders............   $   1.60      $   1.48      $  1.52

                             See accompanying notes

                             HEALTH CARE REIT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  CAPITAL IN              CUMULATIVE
                                            PREFERRED   COMMON    EXCESS OF    TREASURY      NET
                                              STOCK      STOCK    PAR VALUE     STOCK       INCOME
                                            ---------   -------   ----------   --------   ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balances at January 1, 2001...............  $150,000    $28,806   $  528,138    $   0      $452,288
Comprehensive income:
 Net income...............................                                                   60,549
 Other comprehensive income:
 Unrealized loss on equity investments....
 Foreign currency translation
   adjustment.............................
Total comprehensive income................
Proceeds from issuance of common stock
 from dividend reinvestment and stock
 incentive plans, net of forfeitures......                 484        10,070
Restricted stock amortization.............
Net proceeds from sale of common stock....               3,450        70,734
Cash dividends:
 Common stock-$2.335 per share............
 Preferred stock, Series B-$2.22 per
   share..................................
 Preferred stock, Series C-$2.27 per
   share..................................
                                            --------    -------   ----------    -----      --------
Balances at December 31, 2001.............   150,000    32,740       608,942        0       512,837
Comprehensive income:
 Net income...............................                                                   67,659
 Other comprehensive income:
 Unrealized loss on equity investments....
 Foreign currency translation
   adjustment.............................
Total comprehensive income................
Proceeds from issuance of common stock
 from dividend reinvestment and stock
 incentive plans, net of forfeitures......               1,182        25,373
Restricted stock amortization.............
Net proceeds from sale of common stock....               5,286       134,901
Conversion of preferred stock.............   (22,500)      878        21,622
Cash dividends:
 Common stock-$2.34 per share.............
 Preferred stock, Series B-$2.22 per
   share..................................
 Preferred stock, Series C-$2.28 per
   share..................................
                                            --------    -------   ----------    -----      --------
Balances at December 31, 2002.............   127,500    40,086       790,838        0       580,496
Comprehensive income:
 Net income...............................                                                   82,740
 Other comprehensive income:
 Unrealized loss on equity investments....
 Foreign currency translation
   adjustment.............................
Total comprehensive income................
Proceeds from issuance of common stock
 from dividend reinvestment and stock
 incentive plans, net of forfeitures......               2,725        75,649     (523)
Restricted stock amortization.............
Option compensation expense...............
Proceeds from issuance of preferred
 stock....................................   126,500                  (3,150)
Redemption of preferred stock.............   (75,000)                  2,790                 (2,790)
Net proceeds from sale of common stock....               5,263       147,745
Conversion of preferred stock.............   (58,239)    2,224        56,015
Cash dividends:
 Common stock-$2.34 per share.............
 Preferred stock, Series B-$2.22 per
   share..................................
 Preferred stock, Series C-$2.25 per
   share..................................
 Preferred stock, Series D-$1.97 per
   share..................................
 Preferred stock, Series E-$1.50 per
   share..................................
                                            --------    -------   ----------    -----      --------
Balances at December 31, 2003.............  $120,761    $50,298   $1,069,887    $(523)     $660,446
                                            ========    =======   ==========    =====      ========

                                                          ACCUMULATED
                                                             OTHER
                                            CUMULATIVE   COMPREHENSIVE    OTHER
                                            DIVIDENDS       INCOME       EQUITY      TOTAL
                                            ----------   -------------   -------   ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balances at January 1, 2001...............  $(455,676)       $(744)      $(4,205)  $  698,607
Comprehensive income:
 Net income...............................                                             60,549
 Other comprehensive income:
 Unrealized loss on equity investments....                     (52)                       (52)
 Foreign currency translation
   adjustment.............................                    (127)                      (127)
                                                                                   ----------
Total comprehensive income................                                             60,370
                                                                                   ----------
Proceeds from issuance of common stock
 from dividend reinvestment and stock
 incentive plans, net of forfeitures......                                (1,739)       8,815
Restricted stock amortization.............                                 1,164        1,164
Net proceeds from sale of common stock....                                             74,184
Cash dividends:
 Common stock-$2.335 per share............    (71,765)                                (71,765)
 Preferred stock, Series B-$2.22 per
   share..................................     (6,656)                                 (6,656)
 Preferred stock, Series C-$2.27 per
   share..................................     (6,849)                                 (6,849)
                                            ---------        -----       -------   ----------
Balances at December 31, 2001.............   (540,946)        (923)       (4,780)     757,870
Comprehensive income:
 Net income...............................                                             67,659
 Other comprehensive income:
 Unrealized loss on equity investments....                     (66)                       (66)
 Foreign currency translation
   adjustment.............................                     819                        819
                                                                                   ----------
Total comprehensive income................                                             68,412
                                                                                   ----------
Proceeds from issuance of common stock
 from dividend reinvestment and stock
 incentive plans, net of forfeitures......                                  (208)      26,347
Restricted stock amortization.............                                 1,555        1,555
Net proceeds from sale of common stock....                                            140,187
Conversion of preferred stock.............                                                  0
Cash dividends:
 Common stock-$2.34 per share.............    (84,671)                                (84,671)
 Preferred stock, Series B-$2.22 per
   share..................................     (6,656)                                 (6,656)
 Preferred stock, Series C-$2.28 per
   share..................................     (5,812)                                 (5,812)
                                            ---------        -----       -------   ----------
Balances at December 31, 2002.............   (638,085)        (170)       (3,433)     897,232
Comprehensive income:
 Net income...............................                                             82,740
 Other comprehensive income:
 Unrealized loss on equity investments....                     (11)                       (11)
 Foreign currency translation
   adjustment.............................                     182                        182
                                                                                   ----------
Total comprehensive income................                                             82,911
                                                                                   ----------
Proceeds from issuance of common stock
 from dividend reinvestment and stock
 incentive plans, net of forfeitures......                                    53       77,904
Restricted stock amortization.............                                 1,182        1,182
Option compensation expense...............                                   173          173
Proceeds from issuance of preferred
 stock....................................                                            123,350
Redemption of preferred stock.............                                            (75,000)
Net proceeds from sale of common stock....                                            153,008
Conversion of preferred stock.............                                                  0
Cash dividends:
 Common stock-$2.34 per share.............   (101,863)                               (101,863)
 Preferred stock, Series B-$2.22 per
   share..................................     (3,605)                                 (3,605)
 Preferred stock, Series C-$2.25 per
   share..................................     (1,439)                                 (1,439)
 Preferred stock, Series D-$1.97 per
   share..................................     (3,784)                                 (3,784)
 Preferred stock, Series E-$1.50 per
   share..................................       (390)                                   (390)
                                            ---------        -----       -------   ----------
Balances at December 31, 2003.............  $(749,166)       $   1       $(2,025)  $1,149,679
                                            =========        =====       =======   ==========

                             See accompanying notes

                             HEALTH CARE REIT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31
                                                            ---------------------------------
                                                              2003        2002        2001
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net income................................................  $  82,740   $  67,659   $  60,549
Adjustments to reconcile net income to net cash provided
  from operating activities:
     Provision for depreciation...........................     52,870      40,350      30,464
     Amortization.........................................      3,957       3,928       2,977
     Provision for loan losses............................      2,870       1,000       1,000
     Impairment of assets.................................      2,792       2,298
     Transaction fees earned greater than cash received...                 (1,530)     (1,039)
     Rental income in excess of cash received.............    (14,928)     (9,256)     (6,614)
     Equity in (earnings) losses of affiliated
       companies..........................................       (270)        (15)       (332)
     (Gain) loss on sales of properties...................     (4,139)      1,032       1,250
     Increase (decrease) in accrued expenses and other
       liabilities........................................       (679)      1,320       3,249
     Decrease (increase) in receivables and other
       assets.............................................      4,308      (1,419)     (2,822)
                                                            ---------   ---------   ---------
Net cash provided from (used in) operating activities.....    129,521     105,367      88,682
INVESTING ACTIVITIES
Investment in real property...............................   (410,413)   (409,706)   (147,081)
Investment in loans receivable and subdebt investments....   (105,655)    (88,516)    (48,284)
Other investments, net of payments........................      4,637        (228)       (913)
Principal collected on loans receivable and subdebt
  investments.............................................     57,081      92,970      94,337
Proceeds from sales of properties.........................     65,455      52,279      22,579
Other.....................................................        149        (229)       (262)
                                                            ---------   ---------   ---------
Net cash provided from (used in) investing activities.....   (388,746)   (353,430)    (79,624)
FINANCING ACTIVITIES
Net increase (decrease) under unsecured lines of credit
  arrangements............................................   (109,500)    109,500    (119,900)
Proceeds from issuance of senior unsecured notes and
  secured debt............................................    350,000     150,000     175,000
Principal payments on senior unsecured notes..............                (47,250)    (17,750)
Principal payments on secured debt........................     (4,891)    (29,383)    (31,090)
Net proceeds from the issuance of common stock............    231,435     166,534      82,999
Net proceeds from the issuance of preferred stock.........     96,850
Redemption of preferred stock.............................    (75,000)
Decrease (increase) in deferred loan expense..............     (3,642)     (4,475)     (6,065)
Cash distributions to stockholders........................   (111,081)    (97,139)    (85,270)
                                                            ---------   ---------   ---------
Net cash provided from (used in) financing activities.....    374,171     247,787      (2,076)
                                                            ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents..........    114,946        (276)      6,982
Cash and cash equivalents at beginning of year............      9,550       9,826       2,844
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of year..................  $ 124,496   $   9,550   $   9,826
                                                            =========   =========   =========
Supplemental cash flow information-interest paid..........  $  50,698   $  39,466   $  29,014
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

 LOANS RECEIVABLE

     Loans receivable consist of mortgage loans, construction loans, working capital loans and subdebt investments. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risks. The mortgage loans are primarily collateralized by a first or second mortgage lien or leasehold mortgage on or assignment of partnership interest in the related facilities. The working capital loans are generally secured by interests in receivables and corporate guaranties. Subdebt investments represent debt instruments to operators of facilities that have been financed by us. These obligations are generally secured by the operator's leasehold rights and corporate guaranties.

 REAL PROPERTY OWNED

     Real property owned consists of land, buildings and improvements owned by us. The allocation of the acquisition costs of properties is based on appraisals commissioned from independent real estate appraisal firms. Substantially all of the properties owned by us are leased under operating leases and are recorded at cost. These properties are depreciated on a straight-line basis over their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that the depreciable life may need to be changed. We consider external factors relating to each asset. If these external factors and the projected undiscounted cash flows of the asset over the remaining depreciation period indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair market value. The leases generally extend for a minimum seven-year period and provide for payment of all taxes, insurance and maintenance by the tenants. In general, operating lease income includes base rent payments plus fixed annual rent increases, which are recognized on a straight-line basis over the minimum lease period subject to an evaluation of collectibility risks. This income is greater than the amount of cash received during the first half of the lease term.

                             HEALTH CARE REIT, INC.

 CAPITALIZATION OF CONSTRUCTION PERIOD INTEREST

     We capitalize interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balance outstanding during the construction period using the rate of interest which approximates our cost of financing.

     We capitalized interest costs of $1,535,000, $170,000, and $841,000, during 2003, 2002 and 2001, respectively, related to construction of real property owned by us. Our interest expense reflected in the consolidated statements of income has been reduced by the amounts capitalized.

 DEFERRED LOAN EXPENSES

     Deferred loan expenses are costs incurred by us in connection with the issuance and amendments of short-term and long-term debt. We amortize these costs over the term of the debt using the straight-line method, which approximates the interest yield method.

 ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectibility of loan payments. We evaluate the collectibility of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying property. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. At December 31, 2003, we had loans with outstanding balances of $30,523,000 on non-accrual status ($15,311,000 at December 31, 2002). A significant portion of this balance relates to our mortgage loan with Doctors Community Health Care Corporation. To the extent circumstances improve and the risk of collectibility is diminished, we will return these loans to full accrual status.

 EQUITY INVESTMENTS

     We had an investment in Atlantic Healthcare Finance L.P., a property group that specializes in the financing, through sale and leaseback transactions, of nursing and care homes located in the United Kingdom. This investment was accounted for using the equity method of accounting because we had the ability to exercise significant influence, but not control, over the investee due to our 31% ownership interest. In October 2003, we sold our investment in Atlantic Healthcare Finance L.P. generating a net gain of $902,000.

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

 FOREIGN CURRENCY TRANSLATION

     For our investment in Atlantic Healthcare Finance L.P., the functional currency was the local currency. The income and expenses of the entity were translated into U.S. dollars using the average exchange rates for

                             HEALTH CARE REIT, INC.

the reporting period to derive our equity earnings. Translation adjustments were recorded in accumulated other comprehensive income, a separate component of stockholders' equity.

 TRANSACTION FEES

     Transaction fees are earned by us for our agreement to provide direct and standby financing to, and credit enhancement for, owners and operators of health care facilities. We amortize transaction fees over the initial fixed term of the lease, the loan or the construction period related to such investments.

 FEDERAL INCOME TAX

     No provision has been made for federal income taxes since we have elected to be treated as a real estate investment trust under the applicable provisions of the Internal Revenue Code, and we believe that we have met the requirements for qualification as such for each taxable year. See Note 11.

 NET INCOME PER SHARE

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding for the period adjusted for non-vested shares of restricted stock. The computation of diluted earnings per share is similar to basic earnings per share, except that the number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

 ACCUMULATED OTHER COMPREHENSIVE INCOME

     Accumulated other comprehensive income includes unrealized gains or losses on our equity investments ($1,000 and $12,000 at December 31, 2003 and 2002, respectively) and foreign currency translation adjustments ($0 and ($182,000) at December 31, 2003 and 2002, respectively). These items are included as components of stockholders' equity.

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

     Effective January 1, 2003, we commenced recognizing compensation expense for employee stock options in accordance with Statement 123 on a prospective basis. See Note 9.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation is effective for financial statements issued for the first period ending after March 15, 2004. We are currently evaluating the effects, if any, of the issuance of the Interpretation.

                             HEALTH CARE REIT, INC.

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement 150 requires that certain financial instruments be classified as liabilities (or assets in certain circumstances) rather than as equity. Statement 150 is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the standard effective July 1, 2003 and have determined that none of our financial instruments are impacted by Statement 150.

     Emerging Issues Task Force (EITF) Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over
(2) the carrying amount of the preferred stock should be subtracted from net earnings to determine net income available to common stockholders in the calculation of earnings per share. At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission Observer clarified that for purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified upon issuance. On July 15, 2003, we redeemed all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock. The costs to issue these securities were recorded as a reduction to paid-in capital, and to implement the clarified accounting pronouncement, we recorded a non-cash, non-recurring charge of $2,790,000, or $0.06 per diluted share, in the third quarter of 2003 to reduce net income available to common stockholders.

2. LOANS RECEIVABLE

     The following is a summary of loans receivable (in thousands):

                                                              DECEMBER 31
                                                          -------------------
                                                            2003       2002
                                                          --------   --------
Mortgage loans.........................................   $163,869   $178,942
Mortgage loans to related parties......................        270        819
Construction loans.....................................        164
Working capital loans..................................     49,177     28,255
Subdebt investments....................................     45,254     14,578
                                                          --------   --------
Totals.................................................   $258,734   $222,594
                                                          ========   ========

     Loans to related parties (an entity whose ownership includes one Company director) included above are at rates comparable to other third-party borrowers equal to or greater than our net interest cost on borrowings to support such loans. The amount of interest income and commitment fees from related parties amounted to $36,000, $59,000, and $108,000 for 2003, 2002 and 2001,
respectively.

                             HEALTH CARE REIT, INC.

        The following is a summary of mortgage loans at December 31, 2003:

 FINAL    NUMBER                                                   PRINCIPAL
PAYMENT     OF                                                     AMOUNT AT    CARRYING
  DUE     LOANS                    PAYMENT TERMS                   INCEPTION     AMOUNT
-------   ------   ---------------------------------------------   ---------    --------
                                                                      (IN THOUSANDS)
 2002        1     Monthly payments of $200,971,                   $ 21,500     $ 18,797
                   including interest of 12.83%
 2005        6     Monthly payments from $19,396 to $63,548,         13,913       18,313
                   including interest from 10.50% to 13.04%
 2006       11     Monthly payments from $1,355 to $250,000,         46,429       45,248
                   including interest from 1.98% to 12.93%
 2007        3     Monthly payments from $50,899 to $130,182,        13,034       20,659
                   including interest from 10.78% to 15.21%
 2008        2     Monthly payments from $2,385 to $95,917,           7,210        7,393
                   including interest from 11.50% to 15.61%
 2009        7     Monthly payments from $1,466 to $37,487,          32,149       25,410
                   including interest from 6.50% to 10.90%
 2012        1     Monthly payments of $114,565,                     12,700       12,700
                   including interest of 10.825%
 2013        1     Monthly payments of $17,352,                         185        1,711
                   including interest of 12.17%
 2015        1     Monthly payments of $2,061,                          154          275
                   including interest of 9.00%
 2016        2     Monthly payments from $6,573 to $28,761,           4,045        4,240
                   including interest of 10.00%
 2017        1     Monthly payments of $23,269,                         907        3,443
                   including interest of 8.11%
 2018        1     Monthly payments of $55,077,                       7,000        5,950
                   including interest of 10.65%
                                                                   --------     --------
                   Totals.......................................   $159,226     $164,139
                                                                   ========     ========

                             HEALTH CARE REIT, INC.

3. REAL PROPERTY OWNED

     The following table summarizes certain information about our real property owned as of December 31, 2003 (dollars in thousands):

                             NUMBER OF                BUILDING &      TOTAL      ACCUMULATED
                             FACILITIES     LAND     IMPROVEMENTS   INVESTMENT   DEPRECIATION
                             ----------   --------   ------------   ----------   ------------
ASSISTED LIVING FACILITIES:
Arizona....................       6       $  3,684    $   41,900    $   45,584     $  2,243
California.................       8          8,420        53,553        61,973        3,131
Colorado...................       1            940         3,721         4,661          184
Connecticut................       5          6,040        40,578        46,618        3,546
Florida....................      18          8,103        86,352        94,455       13,232
Georgia....................       5          4,336        28,446        32,782        4,853
Idaho......................       4          1,675        29,615        31,290          524
Illinois...................       1            670         6,780         7,450          351
Indiana....................      13          2,891        61,732        64,623        9,228
Kentucky...................       1            490         7,610         8,100          102
Louisiana..................       1          1,100        10,161        11,261        1,948
Maryland...................       7          4,600        62,950        67,550        7,429
Massachusetts..............       5          4,860        51,421        56,281        1,405
Mississippi................       2          1,080        13,470        14,550          355
Montana....................       2            910         7,282         8,192          802
Nevada.....................       3          2,086        26,235        28,321        4,386
New Jersey.................       3          2,040        16,841        18,881        2,118
New York...................       3          2,390        21,982        24,372          690
North Carolina.............      42         18,133       184,153       202,286        8,273
Ohio.......................       8          3,214        35,208        38,422        4,360
Oklahoma...................      16          1,928        24,346        26,274        5,044
Oregon.....................       4          1,767        16,249        18,016        1,422
Pennsylvania...............       4          1,951        17,313        19,264        2,258
South Carolina.............       8          4,972        37,919        42,891        2,179
Tennessee..................       6          2,376        17,336        19,712        1,755
Texas......................      16          9,046        61,664        70,710        8,993
Utah.......................       1          1,060         6,142         7,202          487
Virginia...................       5          2,624        27,378        30,002          745
Washington.................       6          5,000        27,676        32,676          844
Wisconsin..................       1            420         4,006         4,426          210
Construction in progress...       2                                     14,701
                                ---       --------    ----------    ----------     --------
  Total Assisted Living
     Facilities............     207        108,806     1,030,019     1,153,526       93,097

                             HEALTH CARE REIT, INC.

                             NUMBER OF                BUILDING &      TOTAL      ACCUMULATED
                             FACILITIES     LAND     IMPROVEMENTS   INVESTMENT   DEPRECIATION
                             ----------   --------   ------------   ----------   ------------
SKILLED NURSING FACILITIES:
Alabama....................       7       $  2,910    $   37,909    $   40,819     $    583
Arizona....................       1            180         3,989         4,169          743
California.................       1          1,460         3,942         5,402        1,046
Colorado...................       1            370         6,051         6,421        1,103
Florida....................       9          4,382        59,034        63,416       10,002
Georgia....................       2          2,190         9,392        11,582          156
Idaho......................       3          2,010        20,662        22,672        3,486
Illinois...................       4          1,110        22,346        23,456        2,247
Kentucky...................       3          1,160        15,515        16,675          700
Maryland...................       1            390         4,010         4,400          121
Massachusetts..............      15         11,438       126,568       138,006       12,257
Mississippi................       8          1,385        29,691        31,076          612
Missouri...................       3          1,247        23,133        24,380        1,020
Ohio.......................       5          4,286        62,592        66,878        5,000
Oklahoma...................       1            470         5,673         6,143          981
Oregon.....................       1            300         5,316         5,616          935
Pennsylvania...............       4            869        19,174        20,043        3,906
Tennessee..................      15          6,480        82,250        88,730        4,323
Texas......................       4          2,000        25,948        27,948          951
Virginia...................       2          1,891         7,312         9,203          261
                                ---       --------    ----------    ----------     --------
  Total Skilled Nursing
     Facilities............      90         46,528       570,507       617,035       50,433
SPECIALTY CARE FACILITIES:
Florida....................       1            979                         979
Illinois...................       1          3,650        12,960        16,610          233
Massachusetts..............       4          3,425        71,937        75,362        8,554
Ohio.......................       1          3,020        27,445        30,465          123
                                ---       --------    ----------    ----------     --------
  Total Specialty Care
     Facilities............       7         11,074       112,342       123,416        8,910
                                ---       --------    ----------    ----------     --------
Total Real Property
  Owned....................     304       $166,408    $1,712,868    $1,893,977     $152,440
                                ===       ========    ==========    ==========     ========

     At December 31, 2003, future minimum lease payments receivable under operating leases are as follows (in thousands):

2004........................................................   $  188,459
2005........................................................      193,010
2006........................................................      197,716
2007........................................................      202,742
2008........................................................      207,804
Thereafter..................................................    1,748,369
                                                               ----------
Totals......................................................   $2,738,100
                                                               ==========

                             HEALTH CARE REIT, INC.

     We purchased $12,433,000, $33,972,000 and $13,683,000 of real property that had previously been financed by the Company with loans in 2003, 2002 and 2001, respectively. We converted $36,794,000 of completed construction projects into operating lease properties in 2003. We acquired properties which included the assumption of mortgages totaling $101,243,000 and $2,248,000 in 2003 and 2002, respectively. These non-cash activities are appropriately not reflected in the accompanying statements of cash flows.

     During the year ended December 31, 2003, it was determined that the projected undiscounted cash flows from a property did not exceed its related net book value and an impairment charge of $2,792,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value of the property was determined by an independent appraisal. During the year ended December 31, 2002, it was determined that the projected undiscounted cash flows from three properties did not exceed their related net book values and impairment charges of $2,298,000 were recorded to reduce the properties to their estimated fair market values. The estimated fair market values of the properties were determined by offers to purchase received from third parties or estimated net sales proceeds.

4. CONCENTRATION OF RISK

     As of December 31, 2003, long-term care facilities, which include skilled nursing and assisted living facilities, comprised 92% (92% at December 31, 2002) of our real estate investments and were located in 33 states. Investments in assisted living facilities comprised 60% (57% at December 31, 2002) of our real estate investments. The following table summarizes certain information about our operator concentration as of December 31, 2003 (dollars in thousands):

                                                           NUMBER OF        TOTAL        PERCENT OF
                                                           FACILITIES   INVESTMENT(1)   INVESTMENT(2)
                                                           ----------   -------------   -------------
Concentration by investment:
  Emeritus Corporation...................................      30        $  232,018          12%
  Southern Assisted Living, Inc..........................      46           211,633          11%
  Commonwealth Communities L.L.C.........................      14           200,127          10%
  Home Quality Management, Inc...........................      25           143,113           7%
  Life Care Centers of America, Inc......................      17           120,810           6%
  Remaining Operators (42)...............................     196         1,095,765          54%
                                                              ---        ----------         ----
  Totals.................................................     328        $2,003,466         100%
                                                              ===        ==========         ====

                                                           NUMBER OF        TOTAL        PERCENT OF
                                                           FACILITIES    REVENUES(3)     REVENUE(4)
                                                           ----------   -------------   -------------
Concentration by revenue:
  Commonwealth Communities L.L.C.........................      14        $   26,592          13%
  Home Quality Management, Inc...........................      25            14,886           7%
  Life Care Centers of America, Inc......................      17            14,525           7%
  Merrill Gardens L.L.C..................................      12            14,397           7%
  Alterra Healthcare Corporation.........................      45            14,293           7%
  Remaining Operators (42)...............................     215           122,221          59%
                                                              ---        ----------         ----
  Totals.................................................     328        $  206,914         100%
                                                              ===        ==========         ====

---------------

(1) Investments include real estate investments and credit enhancements which amounted to $2,000,271,000 and $3,195,000, respectively.

(2) Investments with top five operators comprised 45% of total investments at December 31, 2002.

                             HEALTH CARE REIT, INC.

(3) Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2003.

(4) Revenues from top five operators were 43% and 40% for the years ended December 31, 2002 and 2001, respectively.

5. ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the allowance for loan losses (in thousands):

                                                     YEAR ENDED DECEMBER 31
                                                    ------------------------
                                                     2003     2002     2001
                                                    ------   ------   ------
Balance at beginning of year......................  $4,955   $6,861   $5,861
Provision for loan losses.........................   2,870    1,000    1,000
Charge-offs.......................................           (2,906)
                                                    ------   ------   ------
Balance at end of year............................  $7,825   $4,955   $6,861
                                                    ======   ======   ======

6. BORROWINGS UNDER LINES OF CREDIT ARRANGEMENTS AND RELATED ITEMS

     We have an unsecured credit arrangement with a consortium of eight banks providing for a revolving line of credit ("revolving credit") in the amount of $310,000,000, which expires on May 15, 2006. The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months on either the agent bank's prime rate of interest or 1.3% over LIBOR interest rate, at our option (2.43% at December 31, 2003). In addition, we pay a commitment fee based on an annual rate of 0.325% and an annual agent's fee of $50,000. Principal is due upon expiration of the agreement. We have another unsecured line of credit arrangement with a bank for a total of $30,000,000, which expires May 31, 2004. Borrowings under this line of credit are subject to interest at either the bank's prime rate of interest or 2.00% over LIBOR interest rate, at our option (4.00% at December 31, 2003) and are due on demand.

     The following information relates to aggregate borrowings under the unsecured lines of credit arrangements (in thousands, except percentages):

                                                   YEAR ENDED DECEMBER 31
                                               ------------------------------
                                                 2003       2002       2001
                                               --------   --------   --------
Balance outstanding at December 31...........  $      0   $109,500   $      0
Maximum amount outstanding at any month
  end........................................   156,900    130,000    140,800
Average amount outstanding (total of daily
  principal balances divided by days in
  year)......................................    64,420     69,180     66,217
Weighted average interest rate (actual
  interest expense divided by average
  borrowings outstanding)....................     4.46%      4.58%      7.67%

7. SENIOR UNSECURED NOTES AND SECURED DEBT

     We have $865,000,000 of senior unsecured notes with annual interest rates ranging from 6.00% to 8.17%.

     We have 30 mortgage loans totaling $148,184,000, collateralized by health care facilities with annual interest rates ranging from 6.18% to 12.00%. The carrying values of the health care properties securing the mortgage loans totaled $219,575,000 at December 31, 2003.

     We had a $60,000,000 secured line of credit with interest at the lender's prime rate or 2.0% over LIBOR, at our option, with a floor of 7.0% (7.0% at December 31, 2003) that expired in February 2004. We do not intend to replace this secured facility.

                             HEALTH CARE REIT, INC.

     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions.

     At December 31, 2003, the annual principal payments on these long-term obligations are as follows (in thousands):

                                         SENIOR        SECURED LINE   MORTGAGE
                                     UNSECURED NOTES    OF CREDIT      LOANS       TOTALS
                                     ---------------   ------------   --------   ----------
2004...............................     $ 40,000       $          0   $  5,828   $   45,828
2005...............................                                      2,522        2,522
2006...............................       50,000                         2,703       52,703
2007...............................      175,000                        14,709      189,709
2008...............................      100,000                         9,879      109,879
2009...............................                                     12,938       12,938
2010...............................                                      8,948        8,948
Thereafter.........................      500,000                        90,657      590,657
                                        --------       ------------   --------   ----------
Totals.............................     $865,000       $          0   $148,184   $1,013,184
                                        ========       ============   ========   ==========

8.  STOCK INCENTIVE PLANS AND RETIREMENT ARRANGEMENTS

     Our 1995 Stock Incentive Plan authorizes up to 4,024,673 shares of common stock to be issued at the discretion of the Board of Directors. The 1995 Plan replaced the 1985 Incentive Stock Option Plan. The options granted under the 1985 Plan continue to vest through 2005 and expire ten years from the date of grant. Our officers and key salaried employees are eligible to participate in the 1995 Plan. The 1995 Plan allows for the issuance of stock options, restricted stock grants and Dividend Equivalency Rights. There were no Dividend Equivalency Rights outstanding under the 1995 Plan for any of the years presented. In addition, we have a Stock Plan for Non-Employee Directors, which authorizes up to 432,000 shares to be issued.

     The following summarizes the activity in the plans for the years ended December 31 (shares in thousands):

                                                            YEAR ENDED DECEMBER 31
                                           ---------------------------------------------------------
                                                 2003                2002                2001
                                           -----------------   -----------------   -----------------
                                           NUMBER   AVERAGE    NUMBER   AVERAGE    NUMBER   AVERAGE
                                             OF     EXERCISE     OF     EXERCISE     OF     EXERCISE
STOCK OPTIONS                              SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
-------------                              ------   --------   ------   --------   ------   --------
Options at beginning of year.............  1,606     $21.99    2,387     $21.23    2,003     $20.34
Options granted..........................    340      25.82       40      27.17      515      23.89
Options exercised........................   (420)     20.95     (821)     20.54     (111)     18.63
Options terminated.......................    (23)     22.35                          (20)     17.73
                                           -----     ------    -----     ------    -----     ------
Options at end of year...................  1,503     $23.15    1,606     $21.99    2,387     $21.23
                                           =====     ======    =====     ======    =====     ======
Options exercisable at end of year.......    817     $22.69      838     $21.98    1,161     $21.27
Weighted average fair value of options
  granted during the year................            $ 1.74              $ 2.10              $ 1.43

     Vesting periods for options and restricted shares range from six months for directors to five years for officers and key salaried employees. Options expire ten years from the date of grant. We granted 110,000, 8,000, and 75,750 restricted shares during 2003, 2002 and 2001, respectively, including 12,000, 8,000, and

                             HEALTH CARE REIT, INC.

8,000 shares for directors in 2003, 2002 and 2001, respectively. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $1,984,000, $1,555,000 and $1,164,000, in 2003, 2002 and 2001,
respectively.

     The following table summarizes information about stock options outstanding at December 31, 2003 (shares in thousands):

                                                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                      --------------------------------------------   ----------------------
                                                                       WEIGHTED                    WEIGHTED
RANGE OF PER                                           WEIGHTED         AVERAGE                    AVERAGE
SHARE EXERCISE                          NUMBER         AVERAGE         REMAINING       NUMBER      EXERCISE
PRICES                                OUTSTANDING   EXERCISE PRICE   CONTRACT LIFE   EXERCISABLE    PRICE
--------------                        -----------   --------------   -------------   -----------   --------
$16-$20.............................       392          $17.60            6.8            265        $17.76
$20-$25.............................       585           24.26            7.2            320         24.13
$25-$30.............................       526           26.04            8.3            232         26.31
                                         -----          ------            ---            ---        ------
Totals..............................     1,503          $23.15            7.5            817        $22.69
                                         =====          ======            ===            ===        ======

     We have a 401(k) Profit Sharing Plan and Money Purchase Pension Plan ("the Plans") covering all eligible employees. Under the Plans, eligible employees may make contributions, and we may make matching contributions and a profit sharing contribution. Our contributions to these Plans totaled $206,000, $184,000 and $175,000 in 2003, 2002 and 2001, respectively.

     We have a non-qualified senior executive retirement plan designed to provide pension benefits for certain officers. Pension benefits are based on compensation and length of service and the plan is unfunded. The accrued liability for the plan was $412,000 at December 31, 2003 ($206,000 at December 31, 2002).

9.  OTHER EQUITY

     Other equity consists of the following (in thousands):

                                                                  DECEMBER 31
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
Accumulated compensation expense related to stock
  options...............................................  $   173   $     0   $     0
Unamortized restricted stock............................   (2,198)   (3,433)   (4,780)
                                                          -------   -------   -------
Totals..................................................  $(2,025)  $(3,433)  $(4,780)
                                                          =======   =======   =======

     Unamortized restricted stock represents the unamortized value of restricted stock granted to employees and directors. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $1,182,000, $1,555,000 and $1,164,000 for the years ended December 31, 2003,
2002 and 2001, respectively.

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which we are required to adopt for fiscal years beginning after December 15, 2002, with transition provisions for certain matters. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we commenced recognizing compensation expense in accordance with Statement 123 on a prospective basis. Accumulated option compensation expense represents the amount of amortized compensation costs related to stock options awarded to employees and directors in 2003.

                             HEALTH CARE REIT, INC.

     The following table illustrates the effect on net income available to common stockholders if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for options granted since 1995 but prior to adoption at January 1, 2003 (in thousands, except per share data):

                                                      YEAR ENDED DECEMBER 31
                                                    ---------------------------
                                                     2003      2002      2001
                                                    -------   -------   -------
Numerator:
Net income available to common stockholders -- as
  reported........................................  $70,732   $55,191   $47,044
Deduct: Additional stock-based employee
  compensation expense determined under fair value
  based method for all awards.....................      405       539       465
                                                    -------   -------   -------
Net income available to common stockholders -- pro
  forma...........................................  $70,327   $54,652   $46,579
                                                    =======   =======   =======
Denominator:
Basic weighted average shares -- as reported and
  pro forma.......................................   43,572    36,702    30,534
Effect of dilutive securities:
  Employee stock options -- pro forma.............      388       394       178
  Non-vested restricted shares....................      202       162       255
                                                    -------   -------   -------
Dilutive potential common shares..................      590       556       433
                                                    -------   -------   -------
Diluted weighted average shares -- pro forma......   44,162    37,258    30,967
                                                    =======   =======   =======
Net income available to common stockholders per
  share -- as reported
     Basic........................................  $  1.62   $  1.50   $  1.54
     Diluted......................................     1.60      1.48      1.52
Net income available to common stockholders per
  share -- pro forma
     Basic........................................     1.61      1.49      1.53
     Diluted......................................     1.59      1.47      1.50

     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                    2003    2002    2001
                                                    -----   -----   -----
Dividend yield....................................    9.1%    8.0%    9.3%
Expected volatility...............................   25.2%   24.3%   24.3%
Risk-free interest rate...........................   3.73%   3.44%   3.44%
Expected life (in years)..........................      7       7       7
Weighted-average fair value.......................  $1.74   $2.10   $1.43

10.  PREFERRED STOCK

     In January 1999, we sold 3,000,000 shares of Series C Cumulative Convertible Preferred Stock. These shares had a liquidation value of $25.00 per share and paid dividends equivalent to the greater of (i) the annual dividend rate of $2.25 per share (a quarterly dividend rate of $0.5625 per share); or
(ii) the quarterly dividend then payable per common share on an as converted basis. The preferred shares were convertible into common stock at a conversion price of $25.625 per share. We had the right to redeem the preferred shares after five years. During the year ended December 31, 2003, the holder of our Series C Cumulative Convertible

                             HEALTH CARE REIT, INC.

Preferred Stock converted 2,100,000 shares into 2,049,000 shares of common stock. At December 31, 2003, the Series C Cumulative Convertible Preferred Stock has been fully converted into common stock.

     In July 2003, we closed a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock. These shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at par plus accrued and unpaid dividends thereon to the redemption date on or after July 9, 2008. A portion of the proceeds from this offering were used to redeem all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock on July 15, 2003, at a redemption price of $25.00 per share plus accrued and unpaid dividends.

     In September 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock as partial consideration for an acquisition of assets by the Company, with the shares valued at $26,500,000 for such purposes. The shares were issued to Southern Assisted Living, Inc. and certain of its stockholders without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended. The shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at par plus accrued and unpaid dividends thereon to the redemption date on or after August 15, 2008. The preferred shares are convertible into common stock at a conversion price of $32.66 per share at any time. During the three months ended December 31, 2003, certain holders of our Series E Cumulative Convertible and Redeemable Preferred Stock converted 229,600 shares into 175,700 shares of common stock, leaving 830,400 outstanding at December 31, 2003.

11.  INCOME TAXES AND DISTRIBUTIONS

     To qualify as a real estate investment trust for federal income tax purposes, 90% of taxable income (including 100% of capital gains) must be distributed to stockholders. Real estate investment trusts that do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The principal reasons for the difference between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, different useful lives and depreciation methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes. Cash distributions paid to common stockholders, for federal income tax purposes, are as follows:

                                                     YEAR ENDED DECEMBER 31
                                                    ------------------------
                                                     2003     2002     2001
                                                    ------   ------   ------
Per Share:
  Ordinary income.................................  $1.365   $1.655   $1.673
  Return of capital...............................   0.896    0.671    0.648
  Capital gains...................................   0.079    0.014    0.019
                                                    ------   ------   ------
  Totals..........................................  $2.340   $2.340   $2.340
                                                    ======   ======   ======

12.  COMMITMENTS AND CONTINGENCIES

     We have guaranteed the payment of industrial revenue bonds for one assisted living facility, in the event that the present owner defaults upon its obligations. In consideration for this guaranty, we receive and recognize fees annually related to this arrangement. This guaranty expires upon the repayment of the industrial revenue bonds which currently mature in 2009. At December 31, 2003, we were contingently liable for $3,195,000 under this guaranty.

     At December 31, 2003, we had operating lease obligations of $10,758,000 relating to Company office space and six assisted living facilities.

                             HEALTH CARE REIT, INC.

     At December 31, 2003, we had outstanding construction financings of $14,865,000 ($14,701,000 for leased properties and $164,000 for construction loans) and were committed to providing additional financing of approximately $15,501,000 to complete construction. At December 31, 2003, we had contingent purchase obligations totaling $62,443,000. These contingent purchase obligations primarily relate to deferred acquisition fundings. Deferred acquisition fundings are contingent upon an operator satisfying certain conditions such as payment coverage and value tests. Rents received from the tenant are increased to reflect the additional investment in the property.

     On November 20, 2002, Doctors Community Health Care Corporation and five subsidiaries ("Doctors") filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Columbia. Doctors stated that its bankruptcy filing was due to the bankruptcy of National Century Financial Enterprises and affiliates, which halted payments to health care providers, including Doctors. We have provided mortgage financing to Doctors in the form of a loan secured by the Pacifica Hospital of the Valley in Sun Valley, CA, and the other assets of the Pacifica of the Valley Corporation, one of the debtor subsidiaries. The outstanding principal balance of the loan was approximately $18,797,000 on December 31, 2003. Pursuant to procedures approved by the bankruptcy court, the assets of Doctors were the subject of an auction held on December 10 through December 16, 2003. At the conclusion of that auction, the debtors' independent director declared certain members of Doctors' management the winning bidder. Their bid contemplates a reorganization of Doctors and its subsidiaries with new equity and debt capitalization. The results of this auction are subject to bankruptcy court approval, which the debtors have stated they intend to seek in connection with a hearing on the confirmation of the debtors' proposed plan of reorganization. Doctors anticipates that this hearing should occur in March or April 2004. Doctors did not make an interest payment for the twelve months ended December 31, 2003. We will not recognize any interest on the loan until payment is received.

     Alterra Healthcare Corporation ("Alterra") filed for Chapter 11 bankruptcy protection on January 23, 2003 in the United States Bankruptcy Court for the District of Delaware. We have a master lease with Alterra for 45 assisted living facilities with a depreciated book value of $103,293,000 at December 31, 2003. A joint venture between Fortress Investment Group LLC and Emeritus Corporation was the winning bidder at a bankruptcy auction held on July 17, 2003. The bankruptcy court confirmed Alterra's plan of reorganization on November 26, 2003. In connection with confirmation of Alterra's plan, our master lease was assumed and the acquisition of Alterra by the Fortress-Emeritus joint venture was approved. This transaction has closed. Alterra remained current on rental payments throughout the bankruptcy process.

13.  STOCKHOLDER RIGHTS PLAN

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

                             HEALTH CARE REIT, INC.

14.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                      YEAR ENDED DECEMBER 31
                                                    ---------------------------
                                                     2003      2002      2001
                                                    -------   -------   -------
Numerator for basic and diluted earnings per
  share -- net income available to common
  stockholders....................................  $70,732   $55,191   $47,044
                                                    =======   =======   =======
Denominator for basic earnings per
  share -- weighted average shares................   43,572    36,702    30,534
Effect of dilutive securities:
  Employee stock options..........................      427       437       238
  Non-vested restricted shares....................      202       162       255
                                                    -------   -------   -------
Dilutive potential common shares..................      629       599       493
                                                    -------   -------   -------
Denominator for diluted earnings per
  share -- adjusted weighted average shares.......   44,201    37,301    31,027
                                                    =======   =======   =======
Basic earnings per share..........................  $  1.62   $  1.50   $  1.54
                                                    =======   =======   =======
Diluted earnings per share........................  $  1.60   $  1.48   $  1.52
                                                    =======   =======   =======

     The diluted earnings per share calculation excludes the dilutive effect of 0, 10,000 and 1,301,000 options for 2003, 2002 and 2001, respectively, because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock and Series E Cumulative Convertible and Redeemable Preferred Stock were not included in this calculation as the effect of the conversions were anti-dilutive.

15.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     Mortgage Loans Receivable -- The fair value of all mortgage loans receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Working Capital Loans, Construction Loans and Subdebt Investments -- The carrying amount is a reasonable estimate of fair value based on the interest rates received, which approximates current market rates.

     Cash and Cash Equivalents -- The carrying amount approximates fair value.

     Equity Investments -- Equity investments are recorded at their fair market value.

     Borrowings  Under  Lines of  Credit Arrangements  and  Secured Debt  -- The
carrying  amount  of  the  lines   of  credit  arrangements  and  secured   debt
approximates fair value because the borrowings are interest rate adjustable.

     Senior Unsecured Notes -- The fair value of the senior unsecured notes payable was estimated by discounting the future cash flows using the current borrowing rate available to the Company for similar debt.

     Mortgage Loans Payable -- Mortgage loans payable is a reasonable estimate of fair value based on the interest rates paid, which approximates current market rates.

                             HEALTH CARE REIT, INC.

     The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

                                      DECEMBER 31, 2003       December 31, 2002
                                    ---------------------   ---------------------
                                    CARRYING                Carrying
                                     AMOUNT    FAIR VALUE    Amount    Fair Value
                                    --------   ----------   --------   ----------
Financial Assets:
  Mortgage loans receivable.......  $164,139   $  167,610   $179,761    $192,037
  Working capital loans...........    49,177       49,177     28,255      28,255
  Construction loans..............       164          164
  Subdebt investments.............    45,254       45,254     14,578      14,578
  Cash and cash equivalents.......   124,496      124,496      9,550       9,550
  Equity investments..............         1            1         12          12
Financial Liabilities:
  Borrowings under lines of credit
     arrangements.................  $      0   $        0   $109,500    $109,500
  Senior unsecured notes..........   865,000    1,111,712    515,000     418,179
  Secured debt....................         0            0      4,000       4,000
  Mortgage loans payable..........   148,184      148,184     47,831      47,831

16.  DISCONTINUED OPERATIONS

     In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. We adopted the standard effective January 1, 2002.

     During the year ended December 31, 2003, we sold properties with carrying values of $61,316,000 for net gains of $4,139,000. In accordance with Statement No. 144, we have reclassified the income and expenses attributable to these properties to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying the properties as discontinued operations (in thousands):

                                                      YEAR ENDED DECEMBER 31
                                                    --------------------------
                                                     2003     2002      2001
                                                    ------   -------   -------
Revenues:
  Operating lease rents...........................  $5,883   $11,953   $14,059
Expenses:
     Interest expense.............................   1,233     2,669     3,618
     Provision for depreciation...................   1,792     3,966     4,422
                                                    ------   -------   -------
Income from discontinued operation, net...........  $2,858   $ 5,318   $ 6,019
                                                    ======   =======   =======

                             HEALTH CARE REIT, INC.

17.  SUBSEQUENT EVENTS

     During December 2003 and January 2004, we expanded our unsecured revolving line of credit from $225,000,000 to $310,000,000. The existing bank group, in conjunction with two new participants, First Tennessee Bank, N.A. and LaSalle Bank National Association, provided the additional capacity. See Note 6 for additional information regarding this arrangement.

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except per share data):

                                                                     YEAR ENDED DECEMBER 31, 2003
                                                         -----------------------------------------------------
                                                             1ST           2ND           3RD           4TH
                                                           QUARTER       QUARTER       QUARTER     QUARTER(2)
                                                         -----------   -----------   -----------   -----------
Revenues -- as reported................................    $46,292       $47,856       $49,975       $61,240
Discontinued operations................................     (2,155)       (2,164)          (13)
                                                           -------       -------       -------       -------
Revenues -- as adjusted(1).............................     44,137        45,692        49,962        61,240
Net income available to common
  stockholders.........................................     16,451        16,744        20,601        16,935
Net income available to common stockholders per share:
     Basic.............................................       0.41          0.41          0.47          0.34
     Diluted...........................................       0.41          0.41          0.46          0.34

                                                                     Year Ended December 31, 2002
                                                         -----------------------------------------------------
                                                             1st           2nd           3rd           4th
                                                           Quarter       Quarter       Quarter     Quarter(3)
                                                         -----------   -----------   -----------   -----------
Revenues -- as reported................................    $37,395       $40,638       $42,373       $45,424
Discontinued operations................................     (3,402)       (3,219)       (2,238)       (2,044)
                                                           -------       -------       -------       -------
Revenues -- as adjusted(1).............................     33,993        37,419        40,135        43,380
Net income available to common
  stockholders.........................................     12,511        13,490        16,885        12,303
Net income available to common stockholders per share:
     Basic.............................................       0.38          0.38          0.44          0.31
     Diluted...........................................       0.37          0.37          0.43          0.31

---------------

(1) In accordance with FASB Statement No. 144, we have reclassified the income attributable to the properties sold subsequent to January 1, 2002 to discontinued operations. See Note 16.

(2) The decrease in net income and amounts per share is primarily attributable to impairment of assets recorded in fourth quarter 2003 and a common stock issuance completed in third quarter 2003.

(3) The decrease in net income and amounts per share is primarily attributable to impairment of assets, losses on sales of properties and a common stock issuance recorded in fourth quarter 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) occurred during the fourth quarter of the one-year period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the information under the headings "Election of Three Directors," "Executive Officers of the Company" and "Board and Committees" in our definitive proxy statement, which will be filed with the Commission prior to April 16, 2004.

     We have adopted a Code of Business Conduct & Ethics that applies to our directors, officers and employees. The code is posted on our Internet Web site at www.hcreit.com and is available from the Company upon written request to the Vice President and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio 43603-1475. Any amendments to, or waivers from, the code that relate to any officer or director of the Company will be promptly disclosed on our Internet Web site at www.hcreit.com.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information under the heading "Remuneration" in our definitive proxy statement, which will be filed with the Commission prior to April 16, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated herein by reference to the information under the headings "Security Ownership of Directors and Management," "Equity Compensation Plan Information" and "Employment Agreements" in our definitive proxy statement, which will be filed with the Commission prior to April 16, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement, which will be filed with the Commission prior to April 16, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated herein by reference to the information under the heading "Ratification of the Appointment of Independent Auditors" in our definitive proxy statement, which will be filed with the Commission prior to April 16, 2004.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1.  Our Consolidated Financial Statements are  included in Part II, Item
8:

Report of Independent Auditors..............................    43
Consolidated Balance Sheets -- December 31, 2003 and 2002...    44
Consolidated Statements of Income -- Years ended December
  31, 2003, 2002 and 2001...................................    45
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 2003, 2002 and 2001....................    46
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2003, 2002 and 2001..........................    47
Notes to Consolidated Financial Statements..................    48

        2. The  following Financial  Statement Schedules  are included  in  Item
15(d):

          III -- Real Estate and Accumulated Depreciation

          IV -- Mortgage Loans on Real Estate

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        3. Exhibit Index:

          3.1    Second  Restated Certificate of Incorporation of the Company
                 (filed with the Commission as  Exhibit 3.1 to the  Company's
                 Form  10-K filed March 20,  2000, and incorporated herein by reference thereto).
          3.2    Certificate of Designation, Preferences and Rights of Junior
                 Participating Preferred  Stock,  Series A,  of  the  Company
                 (filed  with the Commission as  Exhibit 3.1 to the Company's
                 Form 10-K filed March 20,  2000, and incorporated herein  by reference thereto).
          3.3    Certificate  of  Designations,  Preferences  and  Rights  of
                 Series C  Cumulative  Convertible  Preferred  Stock  of  the
                 Company  (filed with  the Commission  as Exhibit  3.1 to the
                 Company's Form 10-K filed  March 20, 2000, and  incorporated herein by reference thereto).
          3.4    Certificate  of Amendment of  Second Restated Certificate of
                 Incorporation of the Company  (filed with the Commission  as
                 Exhibit 3.1 to the Company's Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
          3.5    Certificate  of Amendment of  Second Restated Certificate of
                 Incorporation of the Company  (filed with the Commission  as
                 Exhibit  3.1 to the Company's Form  8-K filed June 13, 2003, and incorporated herein by reference thereto).
          3.6    Certificate of  Designation of  7 7/8%  Series D  Cumulative
                 Redeemable  Preferred Stock  of the Company  (filed with the
                 Commission as Exhibit 2.5 to the Company's Form 8-A/A  filed
                 July 8, 2003, and incorporated herein by reference thereto).
          3.7    Certificate   of  Designation  of  6%  Series  E  Cumulative
                 Convertible and Redeemable  Preferred Stock  of the  Company
                 (filed  with the Commission as  Exhibit 3.1 to the Company's
                 Form 8-K filed October 1,  2003, and incorporated herein  by reference thereto).
          3.8    Amended  and Restated By-Laws of the Company (filed with the
                 Commission as Exhibit  3.1 to the  Company's Form 8-K  filed
                 October  24,  1997,  and  incorporated  herein  by reference thereto).
          4.1    The Company, by signing this  Report, agrees to furnish  the
                 Securities  and Exchange Commission upon  its request a copy of any  instrument that  defines the  rights of  holders  of long-term  debt of the Company and authorizes a total amount of securities not in  excess of 10% of  the total assets  of the Company.

          4.2    Series  A  Junior  Participating  Preferred  Share  Purchase
                 Rights Agreement, dated as of July 19, 1994 (filed with  the
                 Commission  as  Exhibit 2  to the  Company's Form  8-A filed
                 August 3, 1994 (File No. 1-8923), and incorporated herein by reference thereto).
          4.3    Indenture dated as of April 17, 1997 between the Company and
                 Fifth Third Bank (filed with  the Commission as Exhibit  4.1 to  the  Company's  Form  8-K  filed  April  21,  1997,  and incorporated herein by reference thereto).
          4.4    First Supplemental Indenture, dated as of April 17, 1997, to
                 Indenture dated as  of April 17,  1997, between the  Company and  Fifth Third Bank (filed  with the Commission as Exhibit
                 4.2 to  the Company's  Form 8-K  filed April  21, 1997,  and incorporated herein by reference thereto).
          4.5    Second  Supplemental Indenture, dated as  of March 13, 1998, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed  with the Commission as  Exhibit
                 4.2  to the  Company's Form  8-K filed  March 11,  1998, and incorporated herein by reference thereto).
          4.6    Third Supplemental Indenture, dated as of March 18, 1999, to
                 Indenture dated as  of April 17,  1997, between the  Company and  Fifth Third Bank (filed  with the Commission as Exhibit
                 4.2 to  the Company's  Form 8-K  filed March  17, 1999,  and incorporated herein by reference thereto).
          4.7    Fourth  Supplemental Indenture, dated as of August 10, 2001, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed  with the Commission as  Exhibit
                 4.2  to the  Company's Form  8-K filed  August 9,  2001, and incorporated herein by reference thereto).
          4.8    Supplemental Indenture No. 5,  dated September 10, 2003,  to
                 Indenture  dated as of  April 17, 1997,  between the Company and Fifth Third Bank (filed  with the Commission as  Exhibit
                 4.1  to the Company's Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
          4.9    Amendment No. 1, dated  September 16, 2003, to  Supplemental
                 Indenture  No.  5, dated  September  10, 2003,  to Indenture dated as of April  17, 1997, between  the Company and  Fifth
                 Third  Bank (filed with the Commission as Exhibit 4.3 to the
                 Company's  Form   8-K   filed  September   24,   2003,   and
                 incorporated herein by reference thereto).
          4.10   Indenture  for Senior Debt Securities, dated as of September
                 6, 2002, between  the Company  and Fifth  Third Bank  (filed with the Commission as Exhibit 4.1 to the Company's Form 8-K
                 filed   September  9,  2002,   and  incorporated  herein  by
                 reference thereto).
          4.11   Supplemental Indenture No. 1, dated as of September 6, 2002, to  Indenture  for  Senior  Debt  Securities,  dated  as  of
                 September  6, 2002, between the Company and Fifth Third Bank
                 (filed with the Commission as  Exhibit 4.2 to the  Company's
                 Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
          4.12   Amendment  No.  1,  dated March  12,  2003,  to Supplemental
                 Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated  as of September 6,  2002, between  the Company  and Fifth  Third Bank  (filed with the
                 Commission as Exhibit  4.1 to the  Company's Form 8-K  filed
                 March   14,  2003,  and  incorporated  herein  by  reference
                 thereto).
          4.13   Supplemental Indenture  No. 2,  dated  as of  September  10,
                 2003,  to Indenture for Senior  Debt Securities, dated as of
                 September 6, 2002, between the Company and Fifth Third  Bank
                 (filed  with the Commission as  Exhibit 4.2 to the Company's
                 Form 8-K filed September  24, 2003, and incorporated  herein by reference thereto).
          4.14   Amendment  No. 1, dated September  16, 2003, to Supplemental
                 Indenture  No.  2,  dated  as  of  September  10,  2003,  to
                 Indenture  for Senior Debt Securities, dated as of September
                 6, 2002, between  the Company  and Fifth  Third Bank  (filed with the Commission as Exhibit 4.4 to the Company's Form 8-K
                 filed   September  24,  2003,  and  incorporated  herein  by
                 reference thereto).

          4.15   Supplemental Indenture No. 3, dated as of October 29,  2003, to  Indenture  for  Senior  Debt  Securities,  dated  as  of
                 September 6, 2002, between the Company and Fifth Third  Bank
                 (filed  with the Commission as  Exhibit 4.1 to the Company's
                 Form 8-K filed October 30, 2003, and incorporated herein  by reference thereto).
          4.16   Form  of Indenture  for Senior  Subordinated Debt Securities
                 (filed with the Commission as  Exhibit 4.9 to the  Company's
                 Form  S-3 (File No. 333-73936)  filed November 21, 2001, and incorporated herein by reference thereto).
          4.17   Form of Indenture  for Junior  Subordinated Debt  Securities
                 (filed  with the Commission as Exhibit 4.10 to the Company's
                 Form S-3 (File No. 333-73936)  filed November 21, 2001,  and incorporated herein by reference thereto).
         10.1    Amended  and Restated Loan Agreement, dated August 23, 2002, by and among  Health Care REIT,  Inc. and its  subsidiaries, the  banks signatory thereto,  KeyBank National Association, as administrative agent, Deutsche  Bank Securities Inc.,  as syndication  agent,  and UBS  Warburg LLC,  as documentation agent (filed  with the  Commission as  Exhibit 10.1  to  the
                 Company's  Form 8-K filed August  30, 2002, and incorporated herein by reference thereto).
         10.2    Amendment No. 1, dated May 15, 2003, to Amended and Restated
                 Loan Agreement, dated August 23,  2002, by and among  Health
                 Care  REIT, Inc. and certain  of its subsidiaries, the banks
                 signatory  thereto,   KeyBank   National   Association,   as
                 administrative  agent,  Deutsche  Bank  Securities  Inc., as syndication agent,  and UBS  Warburg LLC,  as  documentation agent  (filed  with the  Commission as  Exhibit 10.1  to the
                 Company's Form  8-K filed  June 13,  2003, and  incorporated herein by reference thereto).
         10.3    Amendment  No.  2, dated  August  26, 2003,  to  Amended and
                 Restated Loan Agreement, dated August 23, 2002, by and among
                 Health Care REIT, Inc. and certain of its subsidiaries,  the banks  signatory thereto,  KeyBank National  Association, as administrative agent,  Deutsche  Bank  Securities  Inc.,  as syndication  agent, and UBS Securities LLC, as documentation agent (filed  with the  Commission as  Exhibit 10.1  to  the
                 Company's   Form   8-K   filed  September   24,   2003,  and
                 incorporated herein by reference thereto).
         10.4    Amendment No. 3,  dated December  19, 2003,  to Amended  and
                 Restated Loan Agreement, dated August 23, 2002, by and among
                 Health  Care REIT, Inc. and certain of its subsidiaries, the banks signatory  thereto, KeyBank  National Association,  as administrative  agent,  Deutsche  Bank  Securities  Inc., as syndication agent, and UBS Securities LLC, as  documentation agent.
         10.5    Supplement,  dated January 30, 2004, to Amended and Restated
                 Loan Agreement, dated August 23,  2002, by and among  Health
                 Care  REIT, Inc. and certain  of its subsidiaries, the banks
                 signatory  thereto,   KeyBank   National   Association,   as
                 administrative  agent,  Deutsche  Bank  Securities  Inc., as syndication agent, and UBS Securities LLC, as  documentation agent.
         10.6    Credit  Agreement by  and among  Health Care  REIT, Inc. and certain subsidiaries, Bank  United and  other lenders  party thereto,  dated  as of  February  24, 1999  (filed  with the
                 Commission as Exhibit 10.7 to the Company's Form 10-K  filed
                 March   26,  2001,  and  incorporated  herein  by  reference
                 thereto).
         10.7    Amendment No. 1, dated April 5, 1999, to Credit Agreement by and among Health Care  REIT, Inc. and certain  subsidiaries,
                 Bank  United and  other lenders  party thereto,  dated as of
                 February 24,  1999 (filed  with  the Commission  as  Exhibit
                 10.10  to the Company's Form 10-K  filed March 26, 2001, and incorporated herein by reference thereto).
         10.8    Credit Agreement by and between  Health Care REIT, Inc.  and
                 Fifth  Third Bank, dated as of  May 31, 2003 (filed with the
                 Commission as Exhibit 10.1 to  the Company's Form 8-K  filed
                 June   13,  2003,  and   incorporated  herein  by  reference
                 thereto).
         10.9    The 1985 Incentive  Stock Option Plan  of Health Care  REIT,
                 Inc.,  and the First  Amendment to the  1985 Incentive Stock
                 Option Plan (filed  with the Commission  as Exhibit 4(b)  to the  Company's Form S-8 (File  No. 33-46561) filed March 20,
                 1992, and incorporated herein by reference thereto).*

    10.10  Second Amendment to the 1985 Incentive Stock Option Plan of Health Care REIT, Inc. (filed with the  Commission as Exhibit 4.3  to the Company's Form S-8  (File No. 333-01237) filed February
           27, 1996, and incorporated herein by reference thereto).*
    10.11  Third Amendment to the 1985 Incentive Stock Option Plan of Health Care REIT, Inc. (filed  with the  Commission as Exhibit 4.4 to  the Company's Form S-8 (File  No. 333-01237) filed with the
           Commission February 27, 1996, and incorporated herein by reference thereto).*
    10.12  The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix
           II to  the Company's  Proxy  Statement for  the 1995  Annual  Meeting of  Stockholders,  filed
           September 29, 1995, and incorporated herein by reference thereto).*
    10.13  First  Amendment to the  1995 Stock Incentive Plan  of Health Care REIT,  Inc. (filed with the
           Commission as Exhibit 4.2 to  the Company's Form S-8 (File  No. 333-40771) filed November  21,
           1997, and incorporated herein by reference thereto).*
    10.14  Second  Amendment to the 1995 Stock  Incentive Plan of Health Care  REIT, Inc. (filed with the
           Commission as Exhibit 4.3 to  the Company's Form S-8 (File  No. 333-73916) filed November  21,
           2001, and incorporated herein by reference thereto).*
    10.15  Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc.*
    10.16  Stock  Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as
           Exhibit 10.5  to the  Company's Form  10-Q  filed May  13, 1997,  and incorporated  herein  by reference thereto).*
    10.17  Second  Amended and Restated Employment  Agreement, effective January 1,  2004, by and between
           Health Care REIT, Inc. and George L. Chapman.*
    10.18  Second Amended and Restated  Employment Agreement, effective January  1, 2004, by and  between
           Health Care REIT, Inc. and Raymond W. Braun.*
    10.19  Second  Amended and Restated Employment  Agreement, effective January 1,  2004, by and between
           Health Care REIT, Inc. and Erin C. Ibele.*
    10.20  Amended and Restated Employment  Agreement, effective January 1,  2004, by and between  Health
           Care REIT, Inc. and Charles J. Herman, Jr.*
    10.21  Employment  Agreement, effective  April 28, 2003,  by and  between Health Care  REIT, Inc. and
           Scott A. Estes.*
    10.22  Health Care REIT, Inc. Supplemental Executive Retirement Plan, effective as of January 1, 2001
           (filed with the Commission as Exhibit 10.19 to  the Company's Form 10-K filed March 10,  2003, and incorporated herein by reference thereto).*
    10.23  Health  Care REIT, Inc.  Executive Loan Program, effective  as of August  1999 (filed with the
           Commission as Exhibit 10.20 to the Company's Form 10-K filed March 10, 2003, and  incorporated herein by reference thereto).*
    14     Code of Business Conduct & Ethics.
    21     Subsidiaries of the Company.
    23     Consent of Ernst & Young LLP, independent auditors.
    24     Powers of Attorney.
    31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
    31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
    32.1   Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
    32.2   Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

---------------

* Management Contract or Compensatory Plan or Arrangement.

     (b) Reports on Form 8-K filed in the fourth quarter of 2003 and afterwards:

     Form 8-K filed on October 1, 2003 to announce that the Company had filed the Certificate of Designation for its 6% Series E Cumulative Convertible and Redeemable Preferred Stock.

     Form 8-K filed on October 22, 2003 to announce that the Company had filed a press release announcing earnings results for the quarter ended September 30, 2003.

     Form 8-K filed on October 30, 2003 to announce that the Company had entered into an Underwriting Agreement for an offering of $250,000,000 in senior unsecured notes.

     Form 8-K filed on November 7, 2003 to announce that an executive officer had entered into a second 10b5-1 trading plan effective November 3, 2003.

     Form 8-K filed on November 14, 2003 to announce that an executive officer had modified a 10b5-1 trading plan effective November 12, 2003 and another executive officer had entered into a new 10b5-1 trading plan effective November 12, 2003.

     Form 8-K filed on February 2, 2004 to announce that the Company had filed a press release announcing earnings results for the quarter and year ended December 31, 2003.

     (c) Exhibits:

     The exhibits listed in Item 15(a)(3) above are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Securities Exchange Act of 1934.

     (d) Financial Statement Schedules:

     Financial statement schedules are included in pages 72 through 80.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  HEALTH CARE REIT, INC.

                                          By:     /s/ GEORGE L. CHAPMAN
                                            ------------------------------------
                                             Chairman, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2004, by the following person on behalf of the Company and in the capacities indicated.

            /s/ WILLIAM C. BALLARD, JR.*                              /s/ BRUCE G. THOMPSON*
-----------------------------------------------------  -----------------------------------------------------
          William C. Ballard, Jr., Director                         Bruce G. Thompson, Director




                 /s/ PIER C. BORRA*                                   /s/ R. SCOTT TRUMBULL*
-----------------------------------------------------  -----------------------------------------------------
               Pier C. Borra, Director                              R. Scott Trumbull, Director




                /s/ THOMAS J. DEROSA*                                  /s/ GEORGE L. CHAPMAN
-----------------------------------------------------  -----------------------------------------------------
             Thomas J. DeRosa, Director                            George L. Chapman, Chairman,
                                                               Chief Executive Officer and Director
                                                                   (Principal Executive Officer)




               /s/ JEFFREY H. DONAHUE*                                 /s/ RAYMOND W. BRAUN*
-----------------------------------------------------  -----------------------------------------------------
            Jeffrey H. Donahue, Director                            Raymond W. Braun, President
                                                                    and Chief Financial Officer
                                                                   (Principal Financial Officer)




                 /s/ PETER J. GRUA*                                  /s/ MICHAEL A. CRABTREE*
-----------------------------------------------------  -----------------------------------------------------
               Peter J. Grua, Director                            Michael A. Crabtree, Treasurer
                                                                  (Principal Accounting Officer)




                /s/ SHARON M. OSTER*                            *By:         /s/ GEORGE L. CHAPMAN
-----------------------------------------------------  -----------------------------------------------------
              Sharon M. Oster, Director                         George L. Chapman, Attorney-in-Fact

                             HEALTH CARE REIT, INC.
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2003

                                                                                           GROSS AMOUNT AT WHICH CARRIED AT
                                           INITIAL COST TO COMPANY                                 CLOSE OF PERIOD
(DOLLARS IN THOUSANDS)                     -----------------------   COST CAPITALIZED   --------------------------------------
                                                      BUILDINGS &     SUBSEQUENT TO                BUILDINGS &    ACCUMULATED
DESCRIPTION                 ENCUMBRANCES     LAND     IMPROVEMENTS     ACQUISITION        LAND     IMPROVEMENTS   DEPRECIATION
-----------                 ------------   --------   ------------   ----------------   --------   ------------   ------------
ASSISTED LIVING FACILITIES:
Alhambra, CA...............   $      0     $    420    $    2,534        $      0       $    420    $    2,534      $    196
Anderson, SC...............                     710         6,290                            710         6,290            45
Asheboro, NC(3)............      3,745          290         5,032              13            290         5,045            36
Asheville, NC..............                     204         3,489                            204         3,489           486
Asheville, NC..............                     280         1,955              26            280         1,981            16
Atlanta, GA................                   2,059        14,914                          2,059        14,914         2,518
Auburn, IN.................                     145         3,511           1,855            145         5,366           850
Auburn, MA(1)..............      4,977        1,050         7,950                          1,050         7,950           107
Austin, TX.................                     880         9,520                            880         9,520         1,330
Avon, IN...................                     170         3,504           2,025            170         5,529           895
Azusa, CA..................                     570         3,141                            570         3,141           254
Baltimore, MD..............                     510         4,515                            510         4,515            97
Bartlesville, OK...........                     100         1,380                            100         1,380           313
Bellingham, WA.............                     300         3,200                            300         3,200            22
Bluffton, SC...............                     700         5,598           3,066            700         8,664           521
Boonville, IN..............                     190         5,510                            190         5,510           258
Bradenton, FL..............                     252         3,298                            252         3,298           763
Bradenton, FL..............                     100         1,700             788            100         2,488           356
Brandon, FL................                     860         7,140                            860         7,140            47
Brick, NJ..................                   1,300         9,394                          1,300         9,394         1,731
Burlington, NC.............                     280         4,297              21            280         4,318            30
Burlington, NC(3)..........      2,923          460         5,501               5            460         5,506            39
Butte, MT..................                     550         3,957              43            550         4,000           333
Canton, OH.................                     300         2,098                            300         2,098           305
Cape Coral, FL.............                     530         3,281                            530         3,281           161
Cary, NC...................                   1,500         4,350             857          1,500         5,207           670
Cedar Hill, TX.............                     171         1,490                            171         1,490           303
Chapel Hill, NC............                     354         2,646             729            354         3,375            98
Chelmsford, MA(2)..........      9,695        1,040        10,960                          1,040        10,960            73
Chickasha, OK..............                      85         1,395                             85         1,395           309
Chubbuck, ID...............                     125         5,375                            125         5,375            38
Claremore, OK..............                     155         1,428                            155         1,428           292
Clarksville, TN............                     330         2,292                            330         2,292           330
Clermont, FL...............                     350         5,232             449            350         5,681           915
Coeur D' Alene, ID.........                     530         7,570                            530         7,570            52
Columbia, SC...............                   2,120         4,860                          2,120         4,860           109
Columbia, TN...............                     341         2,295                            341         2,295           317
Columbus, IN...............                     530         5,170                            530         5,170           245
Concord, NC(3).............      4,993          550         3,921              30            550         3,951            31
Corpus Christi, TX.........                     155         2,935                            155         2,935           566
Corpus Christi, TX.........                     420         4,796                            420         4,796         1,444
Danville, VA...............                     410         3,954              12            410         3,966            29
Dayton, OH.................                     690         2,970                            690         2,970
Desoto, TX.................                     205         1,383                            205         1,383           274
Douglasville, GA...........                      90           217                             90           217             4
Duncan, OK.................                     103         1,347                            103         1,347           291
Durham, NC.................                   1,476        10,659             765          1,476        11,424         2,439
Easley, SC.................                     250         3,266                            250         3,266            70
Eden, NC(3)................      3,248          390         5,039               2            390         5,041            35
Edmond, OK.................                     175         1,564                            175         1,564           331
Elizabeth City, NC.........                     200         2,760           1,971            200         4,731           405
Ellicott City, MD..........                   1,320        13,641           1,621          1,320        15,262         3,122
Encinitas, CA..............                   1,460         7,721                          1,460         7,721           726
Enid, OK...................                      90         1,390                             90         1,390           315
Eugene, OR.................                     600         5,150                            600         5,150           247
Everett, WA................                   1,400         5,476                          1,400         5,476           703
Fairfield, CA..............                   1,460        14,040                          1,460        14,040           702
Fayetteville, NY...........                     410         3,962                            410         3,962           220


(DOLLARS IN THOUSANDS)
                               YEAR     YEAR
DESCRIPTION                  ACQUIRED   BUILT
-----------                  --------   -----
ASSISTED LIVING FACILITIES:
Alhambra, CA...............    1999     1999
Anderson, SC...............    2003     1986
Asheboro, NC(3)............    2003     1998
Asheville, NC..............    1999     1999
Asheville, NC..............    2003     1992
Atlanta, GA................    1997     1999
Auburn, IN.................    1998     1999
Auburn, MA(1)..............    2003     1997
Austin, TX.................    1999     1998
Avon, IN...................    1998     1999
Azusa, CA..................    1998     1988
Baltimore, MD..............    2003     1999
Bartlesville, OK...........    1996     1995
Bellingham, WA.............    2003     1994
Bluffton, SC...............    1999     2000
Boonville, IN..............    2002     2000
Bradenton, FL..............    1996     1995
Bradenton, FL..............    1999     1996
Brandon, FL................    2003     1990
Brick, NJ..................    1999     2000
Burlington, NC.............    2003     2000
Burlington, NC(3)..........    2003     1997
Butte, MT..................    1998     1999
Canton, OH.................    1998     1998
Cape Coral, FL.............    2002     2000
Cary, NC...................    1998     1996
Cedar Hill, TX.............    1997     1996
Chapel Hill, NC............    2002     1997
Chelmsford, MA(2)..........    2003     1997
Chickasha, OK..............    1996     1996
Chubbuck, ID...............    2003     1996
Claremore, OK..............    1996     1996
Clarksville, TN............    1998     1998
Clermont, FL...............    1996     1997
Coeur D' Alene, ID.........    2003     1997
Columbia, SC...............    2003     2000
Columbia, TN...............    1999     1999
Columbus, IN...............    2002     2001
Concord, NC(3).............    2003     1997
Corpus Christi, TX.........    1997     1996
Corpus Christi, TX.........    1996     1997
Danville, VA...............    2003     1998
Dayton, OH.................    2003     1994
Desoto, TX.................    1996     1996
Douglasville, GA...........    2003     1985
Duncan, OK.................    1995     1996
Durham, NC.................    1997     1999
Easley, SC.................    2003     1999
Eden, NC(3)................    2003     1998
Edmond, OK.................    1995     1996
Elizabeth City, NC.........    1998     1999
Ellicott City, MD..........    1997     1999
Encinitas, CA..............    2000     2000
Enid, OK...................    1995     1995
Eugene, OR.................    2002     2000
Everett, WA................    1999     1999
Fairfield, CA..............    2002     1998
Fayetteville, NY...........    2001     1997

                             HEALTH CARE REIT, INC.

                                                                                           GROSS AMOUNT AT WHICH CARRIED AT
                                           INITIAL COST TO COMPANY                                 CLOSE OF PERIOD
(DOLLARS IN THOUSANDS)                     -----------------------   COST CAPITALIZED   --------------------------------------
                                                      BUILDINGS &     SUBSEQUENT TO                BUILDINGS &    ACCUMULATED
DESCRIPTION                 ENCUMBRANCES     LAND     IMPROVEMENTS     ACQUISITION        LAND     IMPROVEMENTS   DEPRECIATION
-----------                 ------------   --------   ------------   ----------------   --------   ------------   ------------
Federal Way, WA............
                              $      0     $    540    $    3,960        $      0       $    540    $    3,960      $     27
Findlay, OH................                     200         1,800                            200         1,800           338
Flagstaff, AZ..............                     540         4,460                            540         4,460            31
Florence, NJ...............                     300         2,978                            300         2,978           145
Forest City, NC(3).........      3,317          320         4,576               3            320         4,579            33
Fort Myers, FL.............                     440         2,560                            440         2,560            18
Fort Worth, TX.............                     210         3,790            (146)            64         3,790           845
Gaffney, SC................                     200         1,892                            200         1,892            46
Gardnerville, NV...........                   1,326        12,549                          1,326        12,549         2,788
Gastonia, NC(3)............      4,414          470         6,129                            470         6,129            43
Gastonia, NC(3)............      2,039          310         3,096                            310         3,096            23
Gastonia, NC(3)............      4,044          400         5,029                            400         5,029            36
Georgetown, TX.............                     200         2,100                            200         2,100           383
Greensboro, NC.............                     330         2,970               5            330         2,975            22
Greensboro, NC.............                     560         5,507                            560         5,507            41
Greenville, NC(3)..........      3,841          290         4,393               2            290         4,395            31
Hagerstown, MD.............                     360         4,640                            360         4,640            34
Haines City, FL............                      80         1,937             162             80         2,099           345
Hamden, CT.................                   1,470         4,530                          1,470         4,530           233
Hamilton, NJ...............                     440         4,469                            440         4,469           242
Hanover, MD................                                 3,000           4,768                        7,768           713
Harlingen, TX..............                      92         2,057                             92         2,057           394
Hattiesburg, MS............                     560         5,790                            560         5,790           303
Henderson, NV..............                     380         9,220              65            380         9,285         1,237
Henderson, NV..............                     380         4,360              41            380         4,401           361
Hendersonville, NC.........                   2,270        11,771             279          2,270        12,050         1,761
Hickory, NC................                     290           987                            290           987            11
High Point, NC.............                     560         4,443               1            560         4,444            33
High Point, NC.............                     370         2,185                            370         2,185            17
High Point, NC(3)..........      2,822          330         3,395               2            330         3,397            25
High Point, NC(3)..........      3,184          430         4,147               2            430         4,149            30
Highlands Ranch, CO........                     940         3,721                            940         3,721           184
Hilton Head Island, SC.....                     510         6,037           2,327            510         8,364           747
Houston, TX................                     550        10,751                            550        10,751         2,295
Houston, TX................                     360         2,640                            360         2,640            80
Houston, TX................                     360         2,640                            360         2,640            79
Houston, TX................                   4,790         7,100                          4,790         7,100            92
Jackson, TN................                     540         1,633              46            540         1,679            42
Jonesboro, GA..............                     460         1,304                            460         1,304            19
Kalispell, MT..............                     360         3,282                            360         3,282           469
Kenner, LA.................                   1,100        10,036             125          1,100        10,161         1,948
Kirkland, WA(2)............      5,307        1,880         4,320                          1,880         4,320            30
Knoxville, TN..............                     314         2,756             131            315         2,886            79
Kokomo, IN.................                     195         3,709           1,251            195         4,960           853
Lake Havasu City, AZ.......                     450         4,223                            450         4,223           523
Lake Havasu City, AZ.......                     110         2,244             136            110         2,380           330
Lake Wales, FL.............                      80         1,939             167             80         2,106           345
Lakeland, FL...............                     520         4,580                            520         4,580            32
Lakewood, NY...............                     470         8,530                            470         8,530            57
LaPorte, IN................                     165         3,674           1,244            165         4,918           846
Laurel, MD.................                   1,060         8,045               2          1,060         8,047           808
Lawton, OK.................                     144         1,456                            144         1,456           311
Lebanon, PA................                     400         3,799              34            400         3,833           474
Lee, MA....................                     290        18,135             606            290        18,741           872
Leesburg, FL...............                      70         1,170             227             70         1,397           270
Leesburg, VA...............                     950         7,553              49            950         7,602           607
Lenoir, NC.................                     190         3,748                            190         3,748            27
Lexington, NC..............                     200         3,900             927            200         4,827           138
Litchfield, CT.............                     660         9,652             106            660         9,758         2,357
Louisville, KY(1)..........      3,700          490         7,610                            490         7,610           102
Lubbock, TX................                     280         6,220                            280         6,220            42


(DOLLARS IN THOUSANDS)
                               YEAR     YEAR
DESCRIPTION                  ACQUIRED   BUILT
-----------                  --------   -----

Federal Way, WA............
                               2003     1978
Findlay, OH................    1997     1997
Flagstaff, AZ..............    2003     1999
Florence, NJ...............    2002     1999
Forest City, NC(3).........    2003     1999
Fort Myers, FL.............    2003     1980
Fort Worth, TX.............    1996     1984
Gaffney, SC................    2003     1999
Gardnerville, NV...........    1998     1999
Gastonia, NC(3)............    2003     1998
Gastonia, NC(3)............    2003     1994
Gastonia, NC(3)............    2003     1996
Georgetown, TX.............    1997     1997
Greensboro, NC.............    2003     1996
Greensboro, NC.............    2003     1997
Greenville, NC(3)..........    2003     1998
Hagerstown, MD.............    2003     1999
Haines City, FL............    1999     1999
Hamden, CT.................    2002     1998
Hamilton, NJ...............    2001     1998
Hanover, MD................    2001     1998
Harlingen, TX..............    1997     1989
Hattiesburg, MS............    2002     1998
Henderson, NV..............    1998     1998
Henderson, NV..............    1999     2000
Hendersonville, NC.........    1998     1998
Hickory, NC................    2003     1994
High Point, NC.............    2003     2000
High Point, NC.............    2003     1999
High Point, NC(3)..........    2003     1994
High Point, NC(3)..........    2003     1998
Highlands Ranch, CO........    2002     1999
Hilton Head Island, SC.....    1998     1999
Houston, TX................    1999     1999
Houston, TX................    2002     1999
Houston, TX................    2002     1999
Houston, TX................    2003     1974
Jackson, TN................    2003     1998
Jonesboro, GA..............    2003     1992
Kalispell, MT..............    1998     1998
Kenner, LA.................    1998     2000
Kirkland, WA(2)............    2003     1996
Knoxville, TN..............    2002     1998
Kokomo, IN.................    1997     1999
Lake Havasu City, AZ.......    1998     1999
Lake Havasu City, AZ.......    1998     1994
Lake Wales, FL.............    1999     1999
Lakeland, FL...............    2003     1991
Lakewood, NY...............    2003     1999
LaPorte, IN................    1998     1999
Laurel, MD.................    2002     1996
Lawton, OK.................    1995     1996
Lebanon, PA................    1998     1999
Lee, MA....................    2002     1998
Leesburg, FL...............    1999     1954
Leesburg, VA...............    2002     1993
Lenoir, NC.................    2003     1998
Lexington, NC..............    2002     1997
Litchfield, CT.............    1997     1998
Louisville, KY(1)..........    2003     1997
Lubbock, TX................    2003     1996

                             HEALTH CARE REIT, INC.

                                                                                           GROSS AMOUNT AT WHICH CARRIED AT
                                           INITIAL COST TO COMPANY                                 CLOSE OF PERIOD
(DOLLARS IN THOUSANDS)                     -----------------------   COST CAPITALIZED   --------------------------------------
                                                      BUILDINGS &     SUBSEQUENT TO                BUILDINGS &    ACCUMULATED
DESCRIPTION                 ENCUMBRANCES     LAND     IMPROVEMENTS     ACQUISITION        LAND     IMPROVEMENTS   DEPRECIATION
-----------                 ------------   --------   ------------   ----------------   --------   ------------   ------------
Manassas, VA(2)............   $  4,039     $    750    $    7,450        $      0       $    750    $    7,450      $     50
Margate, FL................                     500         7,303           2,459            500         9,762         2,173
Marion, IN.................                     175         3,504             898            175         4,402           852
Martinsville, NC...........                     349                                          349
Marysville, CA.............                     450         4,172              44            450         4,216           353
Marysville, WA.............                     620         4,780                            620         4,780            21
Matthews, NC(3)............      4,060          560         4,869                            560         4,869            35
Merrillville, IN...........                     643         7,084             476            643         7,560         1,667
Mesa, AZ...................                     950         9,087                            950         9,087           802
Middleton, WI..............                     420         4,006                            420         4,006           210
Midwest City, OK...........                      95         1,385                             95         1,385           314
Monroe, NC.................                     470         3,681               7            470         3,688            28
Monroe, NC.................                     310         4,799               5            310         4,804            34
Monroe, NC(3)..............      3,466          450         4,021              11            450         4,032            30
Morehead City, NC..........                     200         3,104           1,602            200         4,706           391
Morristown, TN.............                     400         3,808             155            400         3,963           480
Moses Lake, WA.............                     260         5,940                            260         5,940            41
Naples, FL.................                   1,716        17,306                          1,716        17,306         4,563
Newark, OH.................                     410         5,711                            410         5,711           923
Newburyport, MA............                     960         8,290                            960         8,290           317
Norman, OK.................                      55         1,484                             55         1,484           380
North Augusta, SC..........                     332         2,558                            332         2,558           348
North Miami Beach, FL......                     300         5,709           2,006            300         7,715         1,589
North Oklahoma City, OK....                      87         1,508                             87         1,508           303
Oak Ridge, TN..............                     450         4,066             155            450         4,221           507
Oklahoma City, OK..........                     130         1,350                            130         1,350           297
Oklahoma City, OK..........                     220         2,943                            220         2,943           324
Ontario, OR................                      90         2,110                             90         2,110            14
Orange City, FL............                      80         2,239             265             80         2,504           454
Ossining, NY...............                   1,510         9,490                          1,510         9,490           413
Owasso, OK.................                     215         1,380                            215         1,380           280
Palestine, TX..............                     173         1,410                            173         1,410           289
Parkville, MD..............                     730         8,770           2,809            730        11,579         1,360
Paso Robles, CA............                   1,770         8,630                          1,770         8,630           429
Phoenix, AZ................                   1,000         6,500                          1,000         6,500            46
Pinehurst, NC..............                     290         2,690                            290         2,690            21
Piqua, OH..................                     204         1,885                            204         1,885           304
Pocatello, ID..............                     470         1,930                            470         1,930            15
Ponca City, OK.............                     114         1,536                            114         1,536           352
Portland, OR...............                     628         3,585             232            628         3,817           467
Reidsville, NC.............                     170         3,830             805            170         4,635           136
Ridgeland, MS(2)...........      5,130          520         7,680                            520         7,680            52
Rocky Hill, CT.............                   1,460         7,040                          1,460         7,040           328
Rocky Hill, CT(1)..........      5,101        1,090         6,710                          1,090         6,710            91
Roswell, GA................                   1,107         9,627                          1,107         9,627         2,209
Roswell, GA................                     620         2,200             184            620         2,384           103
Sagamore Hills, OH.........                     470         7,881              68            470         7,949           716
Salem, OR..................                     449         5,172                            449         5,172           694
Salisbury, NC(3)...........      3,755          370         5,697              27            370         5,724            40
Salt Lake City, UT.........                   1,060         6,142                          1,060         6,142           487
San Juan Capistrano, CA....                   1,390         6,942                          1,390         6,942           409
Sarasota, FL...............                     475         3,175                            475         3,175           735
Sarasota, FL...............                   1,190         4,810                          1,190         4,810            35
Saxonburg, PA..............                     677         4,669              44            677         4,713           664
Seven Fields, PA...........                     484         4,663                            484         4,663           634
Shawnee, OK................                      80         1,400                             80         1,400           315
Shelbyville, IN............                     165         3,497           1,139            165         4,636           947
Smithfield, NC(3)..........      3,777          290         5,777                            290         5,777            40
Statesville, NC............                     150         1,447                            150         1,447            11
Statesville, NC(3).........      3,037          310         6,183                            310         6,183            42
Statesville, NC(3).........      2,657          140         3,798              20            140         3,818            26


(DOLLARS IN THOUSANDS)
                               YEAR     YEAR
DESCRIPTION                  ACQUIRED   BUILT
-----------                  --------   -----
Manassas, VA(2)............    2003     1996
Margate, FL................    1998     1972
Marion, IN.................    1999     1999
Martinsville, NC...........    2003
Marysville, CA.............    1998     1999
Marysville, WA.............    2003     1998
Matthews, NC(3)............    2003     1998
Merrillville, IN...........    1997     1999
Mesa, AZ...................    1999     2000
Middleton, WI..............    2001     1991
Midwest City, OK...........    1996     1995
Monroe, NC.................    2003     2001
Monroe, NC.................    2003     2000
Monroe, NC(3)..............    2003     1997
Morehead City, NC..........    1999     1999
Morristown, TN.............    1998     1999
Moses Lake, WA.............    2003     1986
Naples, FL.................    1997     1999
Newark, OH.................    1998     1987
Newburyport, MA............    2002     1999
Norman, OK.................    1995     1995
North Augusta, SC..........    1999     1998
North Miami Beach, FL......    1998     1987
North Oklahoma City, OK....    1996     1996
Oak Ridge, TN..............    1998     1999
Oklahoma City, OK..........    1995     1996
Oklahoma City, OK..........    1999     1999
Ontario, OR................    2003     1985
Orange City, FL............    1999     1998
Ossining, NY...............    2002     1967
Owasso, OK.................    1996     1996
Palestine, TX..............    1996     1996
Parkville, MD..............    1997     1999
Paso Robles, CA............    2002     1998
Phoenix, AZ................    2003     1999
Pinehurst, NC..............    2003     1998
Piqua, OH..................    1997     1997
Pocatello, ID..............    2003     1991
Ponca City, OK.............    1995     1995
Portland, OR...............    1998     1999
Reidsville, NC.............    2002     1998
Ridgeland, MS(2)...........    2003     1997
Rocky Hill, CT.............    2002     1998
Rocky Hill, CT(1)..........    2003     1996
Roswell, GA................    1997     1999
Roswell, GA................    2002     1997
Sagamore Hills, OH.........    1998     2000
Salem, OR..................    1999     1998
Salisbury, NC(3)...........    2003     1997
Salt Lake City, UT.........    1999     1986
San Juan Capistrano, CA....    2000     2001
Sarasota, FL...............    1996     1995
Sarasota, FL...............    2003     1988
Saxonburg, PA..............    1999     1994
Seven Fields, PA...........    1999     1999
Shawnee, OK................    1996     1995
Shelbyville, IN............    1998     1999
Smithfield, NC(3)..........    2003     1998
Statesville, NC............    2003     1990
Statesville, NC(3).........    2003     1996
Statesville, NC(3).........    2003     1999

                             HEALTH CARE REIT, INC.

                                                                                           GROSS AMOUNT AT WHICH CARRIED AT
                                           INITIAL COST TO COMPANY                                 CLOSE OF PERIOD
(DOLLARS IN THOUSANDS)                     -----------------------   COST CAPITALIZED   --------------------------------------
                                                      BUILDINGS &     SUBSEQUENT TO                BUILDINGS &    ACCUMULATED
DESCRIPTION                 ENCUMBRANCES     LAND     IMPROVEMENTS     ACQUISITION        LAND     IMPROVEMENTS   DEPRECIATION
-----------                 ------------   --------   ------------   ----------------   --------   ------------   ------------
Staunton, VA...............   $      0     $    140    $    8,360        $      0       $    140    $    8,360      $     59
Stillwater, OK.............                      80         1,400                             80         1,400           317
Terre Haute, IN............                     175         3,499           1,096            175         4,595           862
Tewksbury, MA..............                   1,520         5,480                          1,520         5,480            36
Texarkana, TX..............                     192         1,403                            192         1,403           285
Troy, OH...................                     200         2,000                            200         2,000           367
Tucson, AZ.................      3,500                      1,373          14,511            634        15,250           511
Twin Falls, ID.............                     550        14,740                            550        14,740           419
Urbana, IL.................                     670         6,780                            670         6,780           351
Vacaville, CA..............                     900         6,329                            900         6,329            62
Valparaiso, IN.............                     112         2,558                            112         2,558           174
Valparaiso, IN.............                     108         2,962                            108         2,962           198
Vero Beach, FL.............                     263         3,187                            263         3,187           212
Vero Beach, FL.............                     297         3,263                            297         3,263           219
Vincennes, IN..............                     118         2,893             673            118         3,566           581
Wake Forest, NC............                     200         3,003           1,703            200         4,706           467
Waldorf, MD................                     620         8,380           2,759            620        11,139         1,295
Walterboro, SC.............                     150         1,838             187            150         2,025           293
Waterford, CT..............                   1,360        12,540                          1,360        12,540           537
Waxahachie, TX.............                     154         1,429                            154         1,429           292
Westerville, OH............                     740         8,287           2,508            740        10,795         1,407
Williamsburg, VA...........                     374                                          374
Williamsport, PA...........                     390         4,068              36            390         4,104           486
Wilmington, NC.............                     210         2,991                            210         2,991           397
Winston-Salem, NC..........                     360         2,514               4            360         2,518            19
                              --------     --------    ----------        --------       --------    ----------      --------
TOTAL ASSISTED LIVING
  FACILITIES...............    100,771      108,027       967,070          63,728        108,806     1,030,019        93,097
SKILLED NURSING FACILITIES:
Agawam, MA.................                     880        16,112           1,901            880        18,013           509
Baytown, TX................                     450         6,150                            450         6,150           230
Beachwood, OH..............     19,602        1,260        23,478                          1,260        23,478         1,306
Birmingham, AL.............                     390         4,902                            390         4,902            77
Birmingham, AL.............                     340         5,734                            340         5,734            59
Bloomsburg, PA.............                                 3,918              32                        3,950           470
Boise, ID..................                     810         5,401                            810         5,401         1,000
Boise, ID..................                     600         7,383                            600         7,383         1,209
Braintree, MA..............                     170         7,157           1,109            170         8,266         2,181
Braintree, MA..............                      80         4,849             669             80         5,518         1,289
Brandon, MS................                     115         9,549                            115         9,549           143
Broadview Heights, OH......      9,239          920        12,400                            920        12,400           691
Canton, MA.................                     820         8,201             160            820         8,361           306
Cheswick, PA...............                     384         6,041           1,293            384         7,334         1,174
Cleveland, MS..............                                 1,850                                        1,850            62
Cleveland, TN..............                     350         5,000                            350         5,000           311
Coeur d'Alene, ID..........                     600         7,878                            600         7,878         1,277
Columbia, TN...............                     590         3,787                            590         3,787            24
Dedham, MA.................                   1,790        12,936                          1,790        12,936           623
Denton, MD.................                     390         4,010                            390         4,010           121
Douglasville, GA...........                   1,350         7,471                          1,350         7,471           119
Easton, PA.................                     285         6,315                            285         6,315         2,262
Eight Mile, AL.............                     410         6,110                            410         6,110           101
Elizabethton, TN...........                     310         4,604              40            310         4,644           364
Erin, TN...................                     440         8,060                            440         8,060           480
Eugene, OR.................                     300         5,316                            300         5,316           935
Fairfield, AL..............                     530         9,134                            530         9,134           137
Fall River, MA.............                     620         5,829           4,836            620        10,665         1,432
Falmouth, MA...............                     670         3,145              97            670         3,242           726
Florence, AL...............                     320         3,975                            320         3,975            71
Fort Myers, FL.............                     636         6,026                            636         6,026         1,260
Granite City, IL...........                     610         7,143                            610         7,143         1,099
Granite City, IL...........                     400         4,303                            400         4,303           615


(DOLLARS IN THOUSANDS)
                               YEAR     YEAR
DESCRIPTION                  ACQUIRED   BUILT
-----------                  --------   -----
Staunton, VA...............    2003     1999
Stillwater, OK.............    1995     1995
Terre Haute, IN............    1999     1999
Tewksbury, MA..............    2003     1989
Texarkana, TX..............    1996     1996
Troy, OH...................    1997     1997
Tucson, AZ.................    2002     2001
Twin Falls, ID.............    2002     1991
Urbana, IL.................    2002     1998
Vacaville, CA..............    2002     2001
Valparaiso, IN.............    2001     1998
Valparaiso, IN.............    2001     1999
Vero Beach, FL.............    2001     1999
Vero Beach, FL.............    2001     1996
Vincennes, IN..............    1998     1985
Wake Forest, NC............    1998     1999
Waldorf, MD................    1997     1998
Walterboro, SC.............    1999     1992
Waterford, CT..............    2002     2000
Waxahachie, TX.............    1996     1996
Westerville, OH............    1998     2001
Williamsburg, VA...........    2003
Williamsport, PA...........    1998     1999
Wilmington, NC.............    1999     1999
Winston-Salem, NC..........    2003     1996

TOTAL ASSISTED LIVING
  FACILITIES...............
SKILLED NURSING FACILITIES:
Agawam, MA.................    2002     1993
Baytown, TX................    2002     2000
Beachwood, OH..............    2001     1990
Birmingham, AL.............    2003     1977
Birmingham, AL.............    2003     1974
Bloomsburg, PA.............    1999     1996
Boise, ID..................    1998     1966
Boise, ID..................    1998     1997
Braintree, MA..............    1997     1968
Braintree, MA..............    1997     1973
Brandon, MS................    2003     1963
Broadview Heights, OH......    2001     1984
Canton, MA.................    2002     1993
Cheswick, PA...............    1998     1933
Cleveland, MS..............    2003     1977
Cleveland, TN..............    2001     1987
Coeur d'Alene, ID..........    1998     1996
Columbia, TN...............    2003     1974
Dedham, MA.................    2002     1996
Denton, MD.................    2003     1982
Douglasville, GA...........    2003     1975
Easton, PA.................    1993     1959
Eight Mile, AL.............    2003     1973
Elizabethton, TN...........    2001     1980
Erin, TN...................    2001     1981
Eugene, OR.................    1998     1972
Fairfield, AL..............    2003     1965
Fall River, MA.............    1996     1973
Falmouth, MA...............    1999     1966
Florence, AL...............    2003     1972
Fort Myers, FL.............    1998     1984
Granite City, IL...........    1998     1973
Granite City, IL...........    1999     1964

                             HEALTH CARE REIT, INC.

                                                                                           GROSS AMOUNT AT WHICH CARRIED AT
                                           INITIAL COST TO COMPANY                                 CLOSE OF PERIOD
(DOLLARS IN THOUSANDS)                     -----------------------   COST CAPITALIZED   --------------------------------------
                                                      BUILDINGS &     SUBSEQUENT TO                BUILDINGS &    ACCUMULATED
DESCRIPTION                 ENCUMBRANCES     LAND     IMPROVEMENTS     ACQUISITION        LAND     IMPROVEMENTS   DEPRECIATION
-----------                 ------------   --------   ------------   ----------------   --------   ------------   ------------
Hardin, IL.................   $      0     $     50    $    5,350        $      0       $     50    $    5,350      $    259
Harriman, TN...............                     590         8,060                            590         8,060           512
Herculaneum, MO............                     127        10,373                            127        10,373           487
Hilliard, FL...............                     150         6,990                            150         6,990         1,026
Houston, TX................                     630         5,970             573            630         6,543           223
Jackson, MS................                     410         1,814                            410         1,814            33
Jackson, MS................                                 4,400                                        4,400           147
Jackson, MS................                                 2,150                                        2,150            72
Jefferson City, MO.........                     370         6,730                            370         6,730           315
Jonesboro, GA..............                     840         1,921                            840         1,921            37
Kent, OH...................                     215         3,367                            215         3,367         1,040
Lakeland, FL...............                     696         4,843                            696         4,843         1,024
Littleton, MA..............                   1,240         2,910                          1,240         2,910           131
Louisville, KY.............                     430         7,135                            430         7,135           407
Louisville, KY.............                     350         4,675                            350         4,675           273
McComb, MS.................                     120         5,786                            120         5,786            85
Memphis, TN................                     970         4,246                            970         4,246            72
Memphis, TN................                     480         5,656                            480         5,656            89
Midwest City, OK...........                     470         5,673                            470         5,673           981
Mobile, AL.................                     440         3,625                            440         3,625            62
Monteagle, TN..............                     310         3,318                            310         3,318            19
Morgantown, KY.............                     380         3,705                            380         3,705            20
Mountain City, TN..........                     220         5,896             317            220         6,213           474
Needham, MA................                   1,610        13,715                          1,610        13,715           670
New Port Richey, FL........                     624         7,307                            624         7,307         1,515
Ormond Beach, FL...........                                 2,739                                        2,739           230
Payson, AZ.................                     180         3,989                            180         3,989           743
Pigeon Forge, TN...........                     320         4,180                            320         4,180           279
Pleasant Grove, AL.........                     480         4,429                            480         4,429            76
Pueblo, CO.................                     370         6,051                            370         6,051         1,103
Rheems, PA.................                     200         1,575                            200         1,575
Richmond, VA...............                   1,211         2,889                          1,211         2,889            87
Ridgely, TN................                     300         5,700                            300         5,700           348
Rochdale, MA...............                     675        11,847              33            675        11,880           400
Rockledge, FL..............                     360         4,117                            360         4,117           383
Rockwood, TN...............                     500         7,116             410            500         7,526           549
Rogersville, TN............                     350         3,278                            350         3,278            19
Ruleville, MS..............                                    50                                           50             2
San Antonio, TX............                     560         7,315                            560         7,315           275
Santa Rosa, CA.............                   1,460         3,880              62          1,460         3,942         1,046
Sarasota, FL...............                     560         8,474                            560         8,474           922
South Boston, MA...........                     385         2,002           5,137            385         7,139         1,023
Spring City, TN............                     420         6,085           2,170            420         8,255           524
St. Louis, MO..............                     750         6,030                            750         6,030           218
Tupelo, MS.................                     740         4,092                            740         4,092            68
Vero Beach, FL.............                     660         9,040           1,461            660        10,501         1,982
Wareham, MA................                     875        10,313           1,134            875        11,447           354
Webster, MA................                     234         3,580             441            234         4,021           830
Webster, MA................                     336         5,922                            336         5,922         1,201
Webster, TX................                     360         5,940                            360         5,940           223
West Palm Beach, FL........                     696         8,037                            696         8,037         1,660
Westlake, OH...............     15,731        1,320        17,936                          1,320        17,936         1,013
Westlake, OH...............                     571         5,411                            571         5,411           950
Westmoreland, TN...........      2,217          330         1,822           2,505            330         4,327           259
White Hall, IL.............                      50         5,550                             50         5,550           274
Woodbridge, VA.............                     680         4,423                            680         4,423           174
Worcester, MA..............                   1,053         2,265             268          1,053         2,533           582
                              --------     --------    ----------        --------       --------    ----------      --------
TOTAL SKILLED NURSING
  FACILITIES...............     46,789       46,528       545,859          24,648         46,528       570,507        50,433


(DOLLARS IN THOUSANDS)
                               YEAR     YEAR
DESCRIPTION                  ACQUIRED   BUILT
-----------                  --------   -----
Hardin, IL.................    2002     1996
Harriman, TN...............    2001     1987
Herculaneum, MO............    2002     1984
Hilliard, FL...............    1999     1990
Houston, TX................    2002     1995
Jackson, MS................    2003     1968
Jackson, MS................    2003     1980
Jackson, MS................    2003     1970
Jefferson City, MO.........    2002     1982
Jonesboro, GA..............    2003     1992
Kent, OH...................    1989     1983
Lakeland, FL...............    1998     1984
Littleton, MA..............    1996     1975
Louisville, KY.............    2002     1974
Louisville, KY.............    2002     1975
McComb, MS.................    2003     1973
Memphis, TN................    2003     1981
Memphis, TN................    2003     1982
Midwest City, OK...........    1998     1958
Mobile, AL.................    2003     1982
Monteagle, TN..............    2003     1980
Morgantown, KY.............    2003     1965
Mountain City, TN..........    2001     1976
Needham, MA................    2002     1994
New Port Richey, FL........    1998     1984
Ormond Beach, FL...........    2002     1983
Payson, AZ.................    1998     1985
Pigeon Forge, TN...........    2001     1986
Pleasant Grove, AL.........    2003     1964
Pueblo, CO.................    1998     1989
Rheems, PA.................    2003     1996
Richmond, VA...............    2003     1995
Ridgely, TN................    2001     1990
Rochdale, MA...............    2002     1995
Rockledge, FL..............    2001     1970
Rockwood, TN...............    2001     1979
Rogersville, TN............    2003     1979
Ruleville, MS..............    2003     1978
San Antonio, TX............    2002     2000
Santa Rosa, CA.............    1998     1968
Sarasota, FL...............    1999     2000
South Boston, MA...........    1995     1961
Spring City, TN............    2001     1987
St. Louis, MO..............    1995     1994
Tupelo, MS.................    2003     1980
Vero Beach, FL.............    1998     1984
Wareham, MA................    2002     1989
Webster, MA................    1995     1986
Webster, MA................    1995     1982
Webster, TX................    2002     2000
West Palm Beach, FL........    1998     1984
Westlake, OH...............    2001     1985
Westlake, OH...............    1998     1957
Westmoreland, TN...........    2001     1994
White Hall, IL.............    2002     1971
Woodbridge, VA.............    2002     1977
Worcester, MA..............    1997     1961
TOTAL SKILLED NURSING
  FACILITIES...............

                             HEALTH CARE REIT, INC.

                                                                                           GROSS AMOUNT AT WHICH CARRIED AT
                                           INITIAL COST TO COMPANY                                 CLOSE OF PERIOD
(DOLLARS IN THOUSANDS)                     -----------------------   COST CAPITALIZED   --------------------------------------
                                                      BUILDINGS &     SUBSEQUENT TO                BUILDINGS &    ACCUMULATED
DESCRIPTION                 ENCUMBRANCES     LAND     IMPROVEMENTS     ACQUISITION        LAND     IMPROVEMENTS   DEPRECIATION
-----------                 ------------   --------   ------------   ----------------   --------   ------------   ------------
SPECIALTY CARE FACILITIES:
Braintree, MA..............   $      0     $    350    $    9,304        $  3,949       $    350    $   13,253      $  1,795
Chicago, IL................                   3,650         7,505           5,455          3,650        12,960           233
Clearwater, FL.............                     950                            29            979
New Albany, OH.............                   3,020        27,445                          3,020        27,445           123
Springfield, MA............                   2,100        14,978           7,709          2,100        22,687         2,180
Stoughton, MA..............                     975        20,021           3,430            975        23,451         2,738
Waltham, MA................                                 9,339           3,207                       12,546         1,841
                              --------     --------    ----------        --------       --------    ----------      --------
TOTAL SPECIALTY CARE
  FACILITIES...............          0       11,045        88,592          23,779         11,074       112,342         8,910
CONSTRUCTION IN PROGRESS...                                14,701                                       14,701
                              --------     --------    ----------        --------       --------    ----------      --------
TOTAL INVESTMENT IN REAL
  PROPERTY OWNED...........   $147,560     $165,600    $1,616,222        $112,155       $166,408    $1,727,569      $152,440
                              ========     ========    ==========        ========       ========    ==========      ========


(DOLLARS IN THOUSANDS)
                               YEAR     YEAR
DESCRIPTION                  ACQUIRED   BUILT
-----------                  --------   -----
SPECIALTY CARE FACILITIES:
Braintree, MA..............    1998     1918
Chicago, IL................    2002     1979
Clearwater, FL.............    1997     1975
New Albany, OH.............    2002     2003
Springfield, MA............    1996     1952
Stoughton, MA..............    1996     1958
Waltham, MA................    1998     1932
TOTAL SPECIALTY CARE
  FACILITIES...............
CONSTRUCTION IN PROGRESS...
TOTAL INVESTMENT IN REAL
  PROPERTY OWNED...........

---------------

(1) In June 2003, three wholly-owned subsidiaries of the Company completed the acquisitions of three assisted living facilities from Emeritus Corporation. The properties were subject to existing mortgage debt of $13,981,000. The three wholly-owned subsidiaries are included in the Company's consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company's intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(2) In September 2003, four wholly-owned subsidiaries of the Company completed the acquisitions of four assisted living facilities from Emeritus
    Corporation.  The  properties  were  subject to  existing  mortgage  debt of
    $24,291,000. The four wholly-owned subsidiaries are included in the Company's consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company's intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(3) In September 2003, 17 wholly-owned subsidiaries of the Company completed the acquisitions of 17 assisted living facilities from Southern Assisted Living, Inc. The properties were subject to existing mortgage debt of $59,471,000. The 17 wholly-owned subsidiaries are included in the Company's consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company's intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

                             HEALTH CARE REIT, INC.

                                                                  YEAR ENDED DECEMBER 31
                                                         ----------------------------------------
                                                            2003           2002           2001
                                                         ----------   --------------   ----------
                                                                      (IN THOUSANDS)
Investment in real estate:
  Balance at beginning of year.........................  $1,420,397     $1,037,395     $  856,955
  Additions:
     Acquisitions......................................     385,942        294,627        181,420
     Improvements......................................      52,079        115,079         10,863
     Conversions from loans receivable.................      12,433         33,972         13,683
     Other(1)..........................................     101,243          2,248            954
                                                         ----------     ----------     ----------
  Total additions......................................     551,697        445,926        206,920
  Deductions:
     Cost of real estate sold..........................     (75,325)       (60,626)       (26,480)
     Impairment of assets..............................      (2,792)        (2,298)
                                                         ----------     ----------     ----------
  Total deductions.....................................     (78,117)       (62,924)       (26,480)
                                                         ----------     ----------     ----------
  Balance at end of year(2)............................  $1,893,977     $1,420,397     $1,037,395
                                                         ==========     ==========     ==========
Accumulated depreciation:
  Balance at beginning of year.........................  $  113,579     $   80,544     $   52,968
  Additions:
     Depreciation expense..............................      52,870         40,350         30,227
  Deductions:
     Sale of properties................................     (14,009)        (7,315)        (2,651)
                                                         ----------     ----------     ----------
  Balance at end of year...............................  $  152,440     $  113,579     $   80,544
                                                         ==========     ==========     ==========

---------------

(1) Represents assumed mortgages in 2003 and 2002 and land reclassified from other assets in 2001.

(2) The aggregate cost for tax purposes for real property equals $1,896,472,000 at December 31, 2003.

                             HEALTH CARE REIT, INC.

                  SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 2003

                                                                                                 (IN THOUSANDS)
                                                                                   -------------------------------------------
                                                                                                              PRINCIPAL AMOUNT
                                                                                                              OF LOANS SUBJECT
                                             FINAL                                                CARRYING     TO DELINQUENT
                               INTEREST    MATURITY    PERIODIC PAYMENT   PRIOR    FACE AMOUNT    AMOUNT OF     PRINCIPAL OR
DESCRIPTION                      RATE        DATE           TERMS         LIENS    OF MORTGAGES   MORTGAGES       INTEREST
-----------                    ---------  -----------  ----------------  --------  ------------   ---------   ----------------
Sun Valley, CA                  12.830%    12/31/02    Monthly Payments              $ 21,500     $ 18,797        $18,797
  (Specialty care facility)                                $200,971
Chicago, IL                     15.210%    01/01/07    Monthly Payments                15,900       15,306           None
  (Specialty care facility)                                $130,182
Lauderhill, FL                  10.825%    09/01/12    Monthly Payments                12,700       12,700           None
  (Skilled nursing facility)                               $114,565
Oklahoma City, OK               10.280%    07/01/06    Monthly Payments                12,204       12,204           None
  (Skilled nursing facility)                               $104,548
Charlotte, NC                   5.000%     10/01/06    Monthly Payments                10,390       10,390           None
  (Assisted living facility)                               $43,291
Five skilled nursing            10.780%    03/31/07    Monthly Payments                12,198        7,388           None
  facilities in Texas                                      $115,355
Bala, PA                        15.610%    07/01/08    Monthly Payments                 7,400        7,145           None
  (Skilled nursing facility)                               $62,516
Home Quality Management, Inc.   12.930%    08/01/06    Monthly Payments                 8,702        6,534           None
  (8 skilled nursing                                       $250,000
  facilities and 3 assisted
  living facilities)
Owensboro, KY                   10.650%    08/01/18    Monthly Payments                 7,000        5,950           None
  (Skilled nursing facility)                               $55,077
Morningside Holdings, L.L.C.    11.410%    07/01/07    Monthly Payments                 5,000        5,353           None
  (6 assisted living                                       $50,900
  facilities)
Lecanto, FL                     12.080%    08/01/05    Monthly Payments                 5,410        5,048           None
  (Skilled nursing facility)                               $56,918
Carrollton, GA                  9.000%     09/01/09    Monthly Payments                 4,998        4,998           None
  (Assisted living facility)                               $37,487
25 mortgage loans relating to    From        From      Monthly Payments                61,717       52,326           None
  37 skilled nursing           1.980% to  01/01/05 to    from $1,355
  facilities, 43 assisted       13.040%    01/01/17      to $116,982
  living facilities and 2
  specialty care facilities
                                                                                     --------     --------        -------
    Totals...................                                                        $185,119     $164,139        $18,797
                                                                                     ========     ========        =======

                             HEALTH CARE REIT, INC.

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Reconciliation of mortgage loans:
  Balance at beginning of year..............................  $179,761   $212,543   $280,601
  Additions:
     New mortgage loans.....................................    48,117     85,006     17,791
                                                              --------   --------   --------
                                                               227,878    297,549    298,392
  Deductions:
     Collections of principal(1)............................    47,971     70,104     72,166
     Conversions to real property...........................    10,133     33,972     13,683
     Charge-offs............................................                2,554
     Other(2)...............................................     5,635     11,158
                                                              --------   --------   --------
  Balance at end of year....................................  $164,139   $179,761   $212,543
                                                              ========   ========   ========

---------------

(1) Includes collection of negative principal amortization.

(2) Includes mortgage loans that were reclassified to working capital loans during the periods indicated.

                                 EXHIBIT INDEX

 3.1    Second  Restated Certificate of Incorporation of the Company
        (filed with the Commission as  Exhibit 3.1 to the  Company's
        Form  10-K filed March 20,  2000, and incorporated herein by reference thereto).
 3.2    Certificate of Designation, Preferences and Rights of Junior
        Participating Preferred  Stock,  Series A,  of  the  Company
        (filed  with the Commission as  Exhibit 3.1 to the Company's
        Form 10-K filed March 20,  2000, and incorporated herein  by reference thereto).
 3.3    Certificate  of  Designations,  Preferences  and  Rights  of
        Series C  Cumulative  Convertible  Preferred  Stock  of  the
        Company  (filed with  the Commission  as Exhibit  3.1 to the
        Company's Form 10-K filed  March 20, 2000, and  incorporated herein by reference thereto).
 3.4    Certificate  of Amendment of  Second Restated Certificate of
        Incorporation of the Company  (filed with the Commission  as
        Exhibit 3.1 to the Company's Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
 3.5    Certificate  of Amendment of  Second Restated Certificate of
        Incorporation of the Company  (filed with the Commission  as
        Exhibit  3.1 to the Company's Form  8-K filed June 13, 2003, and incorporated herein by reference thereto).
 3.6    Certificate of  Designation of  7 7/8%  Series D  Cumulative
        Redeemable  Preferred Stock  of the Company  (filed with the
        Commission as Exhibit 2.5 to the Company's Form 8-A/A  filed
        July 8, 2003, and incorporated herein by reference thereto).
 3.7    Certificate   of  Designation  of  6%  Series  E  Cumulative
        Convertible and Redeemable  Preferred Stock  of the  Company
        (filed  with the Commission as  Exhibit 3.1 to the Company's
        Form 8-K filed October 1,  2003, and incorporated herein  by reference thereto).
 3.8    Amended  and Restated By-Laws of the Company (filed with the
        Commission as Exhibit  3.1 to the  Company's Form 8-K  filed
        October  24,  1997,  and  incorporated  herein  by reference thereto).
 4.1    The Company, by signing this  Report, agrees to furnish  the
        Securities  and Exchange Commission upon  its request a copy of any  instrument that  defines the  rights of  holders  of long-term  debt of the Company and authorizes a total amount of securities not in  excess of 10% of  the total assets  of the Company.
 4.2    Series  A  Junior  Participating  Preferred  Share  Purchase
        Rights Agreement, dated as of July 19, 1994 (filed with  the
        Commission  as  Exhibit 2  to the  Company's Form  8-A filed
        August 3, 1994 (File No. 1-8923), and incorporated herein by reference thereto).
 4.3    Indenture dated as of April 17, 1997 between the Company and
        Fifth Third Bank (filed with  the Commission as Exhibit  4.1 to  the  Company's  Form  8-K  filed  April  21,  1997,  and incorporated herein by reference thereto).
 4.4    First Supplemental Indenture, dated as of April 17, 1997, to
        Indenture dated as  of April 17,  1997, between the  Company and  Fifth Third Bank (filed  with the Commission as Exhibit
        4.2 to  the Company's  Form 8-K  filed April  21, 1997,  and incorporated herein by reference thereto).
 4.5    Second  Supplemental Indenture, dated as  of March 13, 1998, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed  with the Commission as  Exhibit
        4.2  to the  Company's Form  8-K filed  March 11,  1998, and incorporated herein by reference thereto).
 4.6    Third Supplemental Indenture, dated as of March 18, 1999, to
        Indenture dated as  of April 17,  1997, between the  Company and  Fifth Third Bank (filed  with the Commission as Exhibit
        4.2 to  the Company's  Form 8-K  filed March  17, 1999,  and incorporated herein by reference thereto).
 4.7    Fourth  Supplemental Indenture, dated as of August 10, 2001, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed  with the Commission as  Exhibit
        4.2  to the  Company's Form  8-K filed  August 9,  2001, and incorporated herein by reference thereto).
 4.8    Supplemental Indenture No. 5,  dated September 10, 2003,  to
        Indenture  dated as of  April 17, 1997,  between the Company and Fifth Third Bank (filed  with the Commission as  Exhibit
        4.1  to the Company's Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).

 4.9    Amendment No. 1, dated  September 16, 2003, to  Supplemental
        Indenture  No.  5, dated  September  10, 2003,  to Indenture dated as of April  17, 1997, between  the Company and  Fifth
        Third  Bank (filed with the Commission as Exhibit 4.3 to the
        Company's  Form   8-K   filed  September   24,   2003,   and
        incorporated herein by reference thereto).
 4.10   Indenture  for Senior Debt Securities, dated as of September
        6, 2002, between  the Company  and Fifth  Third Bank  (filed with the Commission as Exhibit 4.1 to the Company's Form 8-K
        filed   September  9,  2002,   and  incorporated  herein  by
        reference thereto).
 4.11   Supplemental Indenture No. 1, dated as of September 6, 2002, to  Indenture  for  Senior  Debt  Securities,  dated  as  of
        September  6, 2002, between the Company and Fifth Third Bank
        (filed with the Commission as  Exhibit 4.2 to the  Company's
        Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
 4.12   Amendment  No.  1,  dated March  12,  2003,  to Supplemental
        Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated  as of September 6,  2002, between  the Company  and Fifth  Third Bank  (filed with the
        Commission as Exhibit  4.1 to the  Company's Form 8-K  filed
        March   14,  2003,  and  incorporated  herein  by  reference
        thereto).
 4.13   Supplemental Indenture  No. 2,  dated  as of  September  10,
        2003,  to Indenture for Senior  Debt Securities, dated as of
        September 6, 2002, between the Company and Fifth Third  Bank
        (filed  with the Commission as  Exhibit 4.2 to the Company's
        Form 8-K filed September  24, 2003, and incorporated  herein by reference thereto).
 4.14   Amendment  No. 1, dated September  16, 2003, to Supplemental
        Indenture  No.  2,  dated  as  of  September  10,  2003,  to
        Indenture  for Senior Debt Securities, dated as of September
        6, 2002, between  the Company  and Fifth  Third Bank  (filed with the Commission as Exhibit 4.4 to the Company's Form 8-K
        filed   September  24,  2003,  and  incorporated  herein  by
        reference thereto).
 4.15   Supplemental Indenture No. 3, dated as of October 29,  2003, to  Indenture  for  Senior  Debt  Securities,  dated  as  of
        September 6, 2002, between the Company and Fifth Third  Bank
        (filed  with the Commission as  Exhibit 4.1 to the Company's
        Form 8-K filed October 30, 2003, and incorporated herein  by reference thereto).
 4.16   Form  of Indenture  for Senior  Subordinated Debt Securities
        (filed with the Commission as  Exhibit 4.9 to the  Company's
        Form  S-3 (File No. 333-73936)  filed November 21, 2001, and incorporated herein by reference thereto).
 4.17   Form of Indenture  for Junior  Subordinated Debt  Securities
        (filed  with the Commission as Exhibit 4.10 to the Company's
        Form S-3 (File No. 333-73936)  filed November 21, 2001,  and incorporated herein by reference thereto).
10.1    Amended  and Restated Loan Agreement, dated August 23, 2002, by and among  Health Care REIT,  Inc. and its  subsidiaries, the  banks signatory thereto,  KeyBank National Association, as administrative agent, Deutsche  Bank Securities Inc.,  as syndication  agent,  and UBS  Warburg LLC,  as documentation agent (filed  with the  Commission as  Exhibit 10.1  to  the
        Company's  Form 8-K filed August  30, 2002, and incorporated herein by reference thereto).
10.2    Amendment No. 1, dated May 15, 2003, to Amended and Restated
        Loan Agreement, dated August 23,  2002, by and among  Health
        Care  REIT, Inc. and certain  of its subsidiaries, the banks
        signatory  thereto,   KeyBank   National   Association,   as
        administrative  agent,  Deutsche  Bank  Securities  Inc., as syndication agent,  and UBS  Warburg LLC,  as  documentation agent  (filed  with the  Commission as  Exhibit 10.1  to the
        Company's Form  8-K filed  June 13,  2003, and  incorporated herein by reference thereto).
10.3    Amendment  No.  2, dated  August  26, 2003,  to  Amended and
        Restated Loan Agreement, dated August 23, 2002, by and among
        Health Care REIT, Inc. and certain of its subsidiaries,  the banks  signatory thereto,  KeyBank National  Association, as administrative agent,  Deutsche  Bank  Securities  Inc.,  as syndication  agent, and UBS Securities LLC, as documentation agent (filed  with the  Commission as  Exhibit 10.1  to  the
        Company's   Form   8-K   filed  September   24,   2003,  and
        incorporated herein by reference thereto).
10.4    Amendment No. 3,  dated December  19, 2003,  to Amended  and
        Restated Loan Agreement, dated August 23, 2002, by and among
        Health  Care REIT, Inc. and certain of its subsidiaries, the banks signatory  thereto, KeyBank  National Association,  as administrative  agent,  Deutsche  Bank  Securities  Inc., as syndication agent, and UBS Securities LLC, as  documentation agent.

10.5    Supplement,  dated January 30, 2004, to Amended and Restated
        Loan Agreement, dated August 23,  2002, by and among  Health
        Care  REIT, Inc. and certain  of its subsidiaries, the banks
        signatory  thereto,   KeyBank   National   Association,   as
        administrative  agent,  Deutsche  Bank  Securities  Inc., as syndication agent, and UBS Securities LLC, as  documentation agent.
10.6    Credit  Agreement by  and among  Health Care  REIT, Inc. and certain subsidiaries, Bank  United and  other lenders  party thereto,  dated  as of  February  24, 1999  (filed  with the
        Commission as Exhibit 10.7 to the Company's Form 10-K  filed
        March   26,  2001,  and  incorporated  herein  by  reference
        thereto).
10.7    Amendment No. 1, dated April 5, 1999, to Credit Agreement by and among Health Care  REIT, Inc. and certain  subsidiaries,
        Bank  United and  other lenders  party thereto,  dated as of
        February 24,  1999 (filed  with  the Commission  as  Exhibit
        10.10  to the Company's Form 10-K  filed March 26, 2001, and incorporated herein by reference thereto).
10.8    Credit Agreement by and between  Health Care REIT, Inc.  and
        Fifth  Third Bank, dated as of  May 31, 2003 (filed with the
        Commission as Exhibit 10.1 to  the Company's Form 8-K  filed
        June   13,  2003,  and   incorporated  herein  by  reference
        thereto).
10.9    The 1985 Incentive  Stock Option Plan  of Health Care  REIT,
        Inc.,  and the First  Amendment to the  1985 Incentive Stock
        Option Plan (filed  with the Commission  as Exhibit 4(b)  to the  Company's Form S-8 (File  No. 33-46561) filed March 20,
        1992, and incorporated herein by reference thereto).*
10.10   Second Amendment to the 1985 Incentive Stock Option Plan  of
        Health Care REIT, Inc. (filed with the Commission as Exhibit
        4.3  to the  Company's Form  S-8 (File  No. 333-01237) filed
        February 27,  1996,  and incorporated  herein  by  reference thereto).*
10.11   Third  Amendment to the 1985  Incentive Stock Option Plan of
        Health Care REIT, Inc. (filed with the Commission as Exhibit
        4.4 to the  Company's Form  S-8 (File  No. 333-01237)  filed with  the  Commission  February 27,  1996,  and incorporated herein by reference thereto).*
10.12   The 1995  Stock Incentive  Plan of  Health Care  REIT,  Inc.
        (filed  with the Commission as  Appendix II to the Company's
        Proxy Statement for the 1995 Annual Meeting of Stockholders,
        filed  September  29,  1995,  and  incorporated  herein   by
        reference thereto).*
10.13   First  Amendment to the 1995  Stock Incentive Plan of Health
        Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company's Form S-8  (File No. 333-40771) filed  November
        21, 1997, and incorporated herein by reference thereto).*
10.14   Second  Amendment to the 1995 Stock Incentive Plan of Health
        Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company's Form S-8  (File No. 333-73916) filed  November
        21, 2001, and incorporated herein by reference thereto).*
10.15   Third  Amendment to the 1995  Stock Incentive Plan of Health
        Care REIT, Inc.*
10.16   Stock Plan for Non-Employee  Directors of Health Care  REIT,
        Inc.  (filed  with the  Commission  as Exhibit  10.5  to the
        Company's Form  10-Q filed  May 13,  1997, and  incorporated herein by reference thereto).*
10.17   Second  Amended and Restated Employment Agreement, effective
        January 1, 2004 by  and between Health  Care REIT, Inc.  and
        George L. Chapman.*
10.18   Second  Amended and Restated Employment Agreement, effective
        January 1, 2004, by and  between Health Care REIT, Inc.  and
        Raymond W. Braun.*
10.19   Second  Amended and Restated Employment Agreement, effective
        January 1, 2004, by and  between Health Care REIT, Inc.  and
        Erin C. Ibele.*
10.20   Amended and Restated Employment Agreement, effective January
        1,  2004, by and between Health  Care REIT, Inc. and Charles
        J. Herman, Jr.*
10.21   Employment Agreement,  effective  April  28,  2003,  by  and between Health Care REIT, Inc. and Scott A. Estes.*
10.22   Health  Care  REIT, Inc.  Supplemental  Executive Retirement
        Plan, effective  as  of  January 1,  2001  (filed  with  the
        Commission as Exhibit 10.19 to the Company's Form 10-K filed
        March   10,  2003,  and  incorporated  herein  by  reference
        thereto).*

    10.23  Health  Care REIT, Inc. Executive Loan Program, effective as of August 1999 (filed with the Commission as
           Exhibit 10.20 to  the Company's  Form 10-K filed  March 10,  2003, and incorporated  herein by  reference thereto).*
    14     Code of Business Conduct & Ethics.
    21     Subsidiaries of the Company.
    23     Consent of Ernst & Young LLP, independent auditors.
    24     Powers of Attorney.
    31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
    31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
    32.1   Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
    32.2   Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

---------------

* Management Contract or Compensatory Plan or Arrangement.