Form 10-Q
period 2004-03-31
HEALTH CARE REIT INC /DE/
filed 2004-05-10
CIK 766704

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED           MARCH 31, 2004
                                        ----------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ______________

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

                                 Yes [X] No [ ]

         As of April 30, 2004, the registrant had 51,333,401 shares of common stock outstanding.


================================================================================

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets - March 31, 2004 and December 31, 2003.......................        3

             Consolidated Statements of Income - Three months ended March 31, 2004
                  and 2003............................................................................        4

             Consolidated Statements of Stockholders' Equity - Three months ended March 31, 2004
                  and 2003............................................................................        5

             Consolidated Statements of Cash Flows - Three months ended March 31, 2004 and 2003.......        6

             Notes to Unaudited Consolidated Financial Statements.....................................        7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations....       12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk...............................       15

Item 4.      Controls and Procedures..................................................................       15

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................       15

Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.........       16

Item 6.      Exhibits and Reports on Form 8-K.........................................................       16

SIGNATURES   .........................................................................................       17

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                      MARCH 31           DECEMBER 31
                                                                        2004                2003
                                                                    (UNAUDITED)            (NOTE)
                                                                    -----------         -----------
ASSETS                                                                       (IN THOUSANDS)
Real estate investments:
    Real property owned
      Land                                                          $   174,888         $   166,408
      Buildings & improvements                                        1,786,296           1,712,868
      Construction in progress                                           17,924              14,701
                                                                    -----------         -----------
                                                                      1,979,108           1,893,977
      Less accumulated depreciation                                    (169,574)           (152,440)
                                                                    -----------         -----------
      Total real property owned                                       1,809,534           1,741,537

    Loans receivable
      Real property loans                                               218,434             213,480
      Subdebt investments                                                45,173              45,254
                                                                    -----------         -----------
                                                                        263,607             258,734
    Less allowance for losses on loans receivable                        (8,125)             (7,825)
                                                                    -----------         -----------
                                                                        255,482             250,909
                                                                    -----------         -----------
      Net real estate investments                                     2,065,016           1,992,446

Other assets:
      Equity investments                                                  3,298               3,299
      Deferred loan expenses                                              9,554              10,331
      Cash and cash equivalents                                          47,063             124,496
      Receivables and other assets                                       61,390              52,159
                                                                    -----------         -----------
                                                                        121,305             190,285
                                                                    -----------         -----------

Total assets                                                        $ 2,186,321         $ 2,182,731
                                                                    ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Borrowings under unsecured lines of credit arrangements       $         0         $         0
      Senior unsecured notes                                            865,000             865,000
      Secured debt                                                      147,616             148,184
      Accrued expenses and other liabilities                             13,342              19,868
                                                                    -----------         -----------
Total liabilities                                                     1,025,958           1,033,052

Stockholders' equity:
      Preferred stock                                                   119,631             120,761
      Common stock                                                       51,051              50,298
      Capital in excess of par value                                  1,091,896           1,069,887
      Treasury stock                                                       (850)               (523)
      Cumulative net income                                             681,371             660,446
      Cumulative dividends                                             (781,046)           (749,166)
      Accumulated other
        comprehensive income                                                  1                   1
      Other equity                                                       (1,691)             (2,025)
                                                                    -----------         -----------
Total stockholders' equity                                            1,160,363           1,149,679
                                                                    -----------         -----------

Total liabilities and stockholders' equity                          $ 2,186,321         $ 2,182,731
                                                                    ===========         ===========


NOTE: The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

            See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              2004           2003
                                                             -------        -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Revenues:
       Rental income                                         $54,535        $38,605
       Interest income                                         5,713          4,940
       Transaction fees and other income                         713            592
                                                             -------        -------
                                                              60,961         44,137

 Expenses:
       Interest expense                                       18,552         11,383
       Provision for depreciation                             17,134         10,920
       General and administrative                              3,159          2,611
       Loan expense                                              891            635
       Provision for loan losses                                 300            250
                                                             -------        -------
                                                              40,036         25,799
                                                             -------        -------
 Income from continuing operations                            20,925         18,338

 Discontinued operations:
       Net gain (loss) on sales of properties                                    34
       Income (loss) from discontinued operations, net                          925
                                                             -------        -------
                                                                   0            959

 Net income                                                   20,925         19,297

 Preferred stock dividends                                     2,270          2,846
                                                             -------        -------
 Net income available to common stockholders                 $18,655        $16,451
                                                             =======        =======

 Average number of common shares outstanding:
       Basic                                                  50,580         39,971
       Diluted                                                51,358         40,473

 Earnings per share:
       Basic:
       Income from continuing operations
            available to common stockholders                 $  0.37        $  0.39
       Discontinued operations, net                                            0.02
                                                             -------        -------
       Net income available to common stockholders           $  0.37        $  0.41

       Diluted:
       Income from continuing operations
            available to common stockholders                 $  0.36        $  0.39
       Discontinued operations, net                                            0.02
                                                             -------        -------
       Net income available to common stockholders           $  0.36        $  0.41

 Dividends declared and paid per common share                $ 0.585        $ 0.585


            See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

                                                                      THREE MONTHS ENDED MARCH 31, 2004
                                                 -----------------------------------------------------------------------
                                                                       CAPITAL IN
                                                 PREFERRED     COMMON   EXCESS OF    TREASURY  CUMULATIVE  CUMULATIVE
                                                   STOCK       STOCK    PAR VALUE     STOCK    NET INCOME   DIVIDENDS
                                                 -----------------------------------------------------------------------
                                                                              (IN THOUSANDS)

Balances at beginning of period                  $ 120,761   $ 50,298  $1,069,887    $ (523)   $ 660,446   $ (749,166)
Comprehensive income:
   Net income                                                                                     20,925
   Other comprehensive income:
   Unrealized gain (loss) on equity investments
Total comprehensive income
Proceeds from issuance of common shares
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                            718      20,914      (327)
Conversion of preferred stock                       (1,130)        35       1,095
Restricted stock amortization
Compensation expense related
   to stock options
Cash dividends paid:
   Common stock-$0.585 per share                                                                              (29,610)
   Preferred stock, Series D-$0.492 per share                                                                  (1,969)
   Preferred stock, Series E-$0.375 per share                                                                    (301)
                                                 -----------------------------------------------------------------------
Balances at end of period                        $ 119,631   $ 51,051  $1,091,896    $ (850)   $ 681,371   $ (781,046)
                                                 =======================================================================


                                                  THREE MONTHS ENDED MARCH 31, 2004
                                                 -----------------------------------
                                                  ACCUMULATED
                                                     OTHER
                                                 COMPREHENSIVE  OTHER
                                                     INCOME     EQUITY      TOTAL
                                                 -----------------------------------
                                                           (IN THOUSANDS)

Balances at beginning of period                         $ 1    $(2,025)   $1,149,679
Comprehensive income:
   Net income                                                                 20,925
   Other comprehensive income:
   Unrealized gain (loss) on equity investments                                    0
                                                                           ----------
Total comprehensive income                                                    20,925
                                                                           ----------
Proceeds from issuance of common shares
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                                        21,305
Conversion of preferred stock                                                      0
Restricted stock amortization                                      239           239
Compensation expense related
   to stock options                                                 95            95
Cash dividends paid:
   Common stock-$0.585 per share                                             (29,610)
   Preferred stock, Series D-$0.492 per share                                 (1,969)
   Preferred stock, Series E-$0.375 per share                                   (301)
                                                 -----------------------------------
Balances at end of period                               $ 1   $ (1,691)  $ 1,160,363
                                                 ====================================


                                                                     THREE MONTHS ENDED MARCH 31, 2003
                                                 -----------------------------------------------------------------------
                                                                      CAPITAL IN
                                                 PREFERRED   COMMON    EXCESS OF   TREASURY   CUMULATIVE   CUMULATIVE
                                                   STOCK     STOCK     PAR VALUE     STOCK    NET INCOME    DIVIDENDS
                                                 -----------------------------------------------------------------------
                                                                            (IN THOUSANDS)
Balances at beginning of period                  $ 127,500  $ 40,086   $ 790,838       $ 0     $ 580,496   $ (638,085)
Comprehensive income:
   Net income                                                                                     19,297
   Other comprehensive income:
   Unrealized gain (loss) on equity investments
   Foreign currency translation adjustment
Total comprehensive income
Proceeds from issuance of common shares
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                           121       2,703
Restricted stock amortization
Compensation expense related
   to stock options
Cash dividends paid:
   Common stock-$0.585 per share                                                                              (23,515)
   Preferred stock, Series B-$0.555 per share                                                                  (1,664)
   Preferred stock, Series C-$0.563 per share                                                                  (1,182)
                                                 -----------------------------------------------------------------------
Balances at end of period                        $ 127,500  $ 40,207   $ 793,541       $ 0     $ 599,793   $ (664,446)
                                                 =======================================================================


                                                    THREE MONTHS ENDED MARCH 31, 2003
                                                 ---------------------------------------
                                                  ACCUMULATED
                                                    OTHER
                                                 COMPREHENSIVE    OTHER
                                                    INCOME        EQUITY       TOTAL
                                                 ---------------------------------------
                                                             (IN THOUSANDS)
Balances at beginning of period                        $ (170)  $ (3,433)    $ 897,232
Comprehensive income:
   Net income                                                                   19,297
   Other comprehensive income:
   Unrealized gain (loss) on equity investments           (11)                     (11)
   Foreign currency translation adjustment               (163)                    (163)
                                                                                ------
Total comprehensive income                                                      19,123
                                                                                ------
Proceeds from issuance of common shares
   from dividend reinvestment and stock
   incentive plans, net of forfeitures                                           2,824
Restricted stock amortization                                        493           493
Compensation expense related
   to stock options                                                   62            62
Cash dividends paid:
   Common stock-$0.585 per share                                               (23,515)
   Preferred stock, Series B-$0.555 per share                                   (1,664)
   Preferred stock, Series C-$0.563 per share                                   (1,182)
                                                 ---------------------------------------
Balances at end of period                              $ (344)   $(2,878)    $ 893,373
                                                 =======================================


            See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                      ---------------------------
                                                                        2004               2003
                                                                      ---------         ---------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                            $  20,925         $  19,297
Adjustments to reconcile net income to
      net cash provided from operating
      activities:
           Provision for depreciation                                    17,134            11,657
           Amortization                                                   1,118             1,188
           Provision for loan losses                                        300               250
           Rental income in excess of
                 cash received                                           (6,664)           (4,204)
           Equity in (earnings) losses of affiliated companies                                (81)
           (Gain) loss on sales of properties                                                 (34)
           Increase (decrease) in accrued expenses and
                 other liabilities                                       (6,525)          (12,909)
           Decrease (increase) in receivables and
                 other assets                                            (3,338)            4,139
                                                                      ---------         ---------
Net cash provided from (used in) operating activities                    22,950            19,303

INVESTING ACTIVITIES
      Investment in real property                                       (85,390)          (38,796)
      Investment in loans receivable
           and subdebt investments                                       (8,571)          (18,098)
      Other investments, net of payments                                                      300
      Principal collected on loans receivable
           and subdebt investments                                        3,698            17,445
      Proceeds from sales of properties                                                       144
      Other                                                                 703               (70)
                                                                      ---------         ---------
Net cash provided from (used in) investing activities                   (89,560)          (39,075)

FINANCING ACTIVITIES
      Net increase (decrease) under unsecured
           lines of credit arrangements                                                   (35,400)
      Proceeds from issuance of senior notes                                              100,000
      Principal payments on secured debt                                   (568)             (101)
      Net proceeds from the issuance of common stock                     21,632             2,824
      Decrease (increase) in deferred loan expense                           (7)            3,138
      Cash distributions to stockholders                                (31,880)          (26,361)
                                                                      ---------         ---------
Net cash provided from (used in) financing activities                   (10,823)           44,100
                                                                      ---------         ---------
Increase (decrease) in cash and cash equivalents                        (77,433)           24,328
Cash and cash equivalents at beginning of period                        124,496             9,550
                                                                      ---------         ---------
Cash and cash equivalents at end of period                            $  47,063         $  33,878
                                                                      =========         =========

Supplemental cash flow information-interest paid                      $  25,187         $  20,289
                                                                      =========         =========


            See notes to unaudited consolidated financial statements

                             HEALTH CARE REIT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily an indication of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

NOTE B - REAL ESTATE INVESTMENTS

         During the three months ended March 31, 2004, we invested $81,908,000 in real property, provided permanent mortgage and loan financings of $8,281,000, made construction advances of $3,482,000 and funded $290,000 of subdebt investments. As of March 31, 2004, we had approximately $12,290,000 in unfunded construction commitments. Also during the three months ended March 31, 2004, we collected $3,327,000 and $371,000 as repayment of principal on loans receivable and subdebt investments, respectively.

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

NOTE D - DISTRIBUTIONS PAID TO COMMON STOCKHOLDERS

         On February 20, 2004, we paid a dividend of $0.585 per share to stockholders of record on January 30, 2004. This dividend related to the period from October 1, 2003 through December 31, 2003.

NOTE E - DISCONTINUED OPERATIONS

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. We adopted the standard effective January 1, 2002.

                             HEALTH CARE REIT, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         There were no dispositions during the three months ended March 31, 2004. In accordance with Statement No. 144, we have reclassified the income and expenses attributable to all properties sold subsequent to January 1, 2002 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying the properties as discontinued operations (in thousands):


                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                       --------------------
                                                        2004          2003
                                                       ------        ------
Revenues
     Rental income                                     $    0        $2,155

Expenses
      Interest expense                                                  493
      Provision for depreciation                                        737
                                                       ------        ------
Income (loss) from discontinued operations, net        $    0        $  925
                                                       ======        ======

NOTE F - CONTINGENT LIABILITIES

         We have guaranteed the payment of industrial revenue bonds for one assisted living facility, in the event that the present owner defaults upon its obligations. In consideration for this guaranty, we receive and recognize fees annually related to this agreement. This guaranty expires upon the repayment of the industrial revenue bonds which currently mature in 2009. At March 31, 2004, we were contingently liable for $3,195,000 under this guaranty.

         As of March 31, 2004, we had approximately $12,290,000 of unfunded construction commitments.

         On November 20, 2002, Doctors Community Health Care Corporation ("DCHCC") and five subsidiaries (collectively, "Doctors") filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Columbia. Doctors stated that its bankruptcy filing was due to the bankruptcy of National Century Financial Enterprises and affiliates, which halted payments to health care providers, including Doctors. We had provided mortgage financing to Doctors in the form of a loan secured by the Pacifica Hospital of the Valley in Sun Valley, CA ("Pacifica Hospital"), and the other assets of the Pacifica of the Valley Corporation ("Pacifica"), one of the debtor subsidiaries. The outstanding principal balance of the loan was approximately $18,797,000 on March 31, 2004. Pursuant to procedures approved by the bankruptcy court, the assets of Doctors were the subject of an auction held on December 10 through December 16, 2003. At the conclusion of that auction, the debtors' independent director declared certain members of Doctors' management the winning bidder. Their bid contemplated a reorganization of Doctors with new equity and debt capitalization. In connection with management's winning bid, we agreed to advance additional loans and refinance the Pacifica loan. The results of this auction were approved by the bankruptcy court on April 2, 2004 in connection with the confirmation of the debtors' plan of reorganization, which also occurred on April 2, 2004. The closing on the reorganization and the new financings took place effective April 5, 2004. The new Pacifica loan, in the principal amount of $18,800,000, is secured by the Pacifica Hospital and other assets of Pacifica (other than the receivables of the Pacifica Hospital), and by a subordinate lien on the receivables of the Pacifica Hospital and certain assets of PACIN Healthcare-Hadley Memorial Hospital Corporation ("Hadley"). The loan is guaranteed by DCHCC, Paul Tuft, Erich Mounce and Hadley (although the Hadley guaranty is nonrecourse except as to the pledged assets of Hadley). This loan bears an initial interest rate of 7%, which will increase at a defined future point to 9.5%. The loan will have a term of up to seven years, and for a defined initial period will be serviced on an interest-only basis. No interest was paid for the period January 1, 2003 to April 5, 2004. An additional loan in the amount of $3,400,000 was made by us to Hadley. This loan is secured by a lien on the assets of the hospital operated by Hadley (other than the receivables) and a subordinate lien on the receivables of the Hadley hospital. The loan is guaranteed by DCHCC, Pacifica, Paul Tuft and Erich Mounce. This loan bears an interest rate of 7.5%, has a term of five years, with a ten-year amortization schedule and the remaining principal due at the end of five years.

                             HEALTH CARE REIT, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE G - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                                  ----------------------
                                                   2004            2003
                                                  -------        -------

Numerator for basic and diluted earnings
per share - net income available to common
stockholders                                      $18,655        $16,451
                                                  =======        =======

Denominator for basic earnings per
share - weighted average shares                    50,580         39,971

Effect of dilutive securities:
      Employee stock options                          547            259
      Non-vested restricted shares                    231            243
                                                  -------        -------

Dilutive potential common shares                      778            502
                                                  -------        -------

Denominator for diluted earnings per
share - adjusted weighted average shares           51,358         40,473
                                                  =======        =======

Basic earnings per share                          $  0.37        $  0.41
                                                  =======        =======
Diluted earnings per share                        $  0.36        $  0.41
                                                  =======        =======

         The diluted earnings per share calculation excludes the dilutive effect of 0 options for the three month period ended March 31, 2004, and 50,000 options for the same period in 2003, because the exercise price was greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

NOTE H - OTHER EQUITY

         Other equity consists of the following (in thousands):


                                                       MARCH 31
                                                -----------------------
                                                 2004            2003
                                                -------         -------

Accumulated compensation expense related
     to stock options                           $   268         $    62
Unamortized restricted stock                     (1,959)         (2,940)

                                                -------         -------
                                                $(1,691)        $(2,878)
                                                =======         =======


         Unamortized restricted stock represents the unamortized value of restricted stock granted to employees and directors prior to December 31, 2002. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $239,000 and $493,000 for the three months ended March 31, 2004 and March 31, 2003, respectively.

                             HEALTH CARE REIT, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, that we are required to adopt for fiscal years beginning after December 15, 2002, with transition provisions for certain matters. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we commenced recognizing compensation expense in accordance with Statement 123, as amended, on a prospective basis. Accumulated option compensation expense represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003.

         The following table illustrates the effect on net income available to common stockholders if we had applied the fair value recognition provisions of Statement 123, as amended, to stock-based compensation for options granted since 1995 but prior to adoption at January 1, 2003 (in thousands, except per share data):


                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                                  ----------------------
                                                    2004           2003
                                                  -------        -------
Numerator:
Net income available to common
      stockholders - as reported                  $18,655        $16,451

Deduct: Stock based employee
      compensation expense determined
      under fair value based method for
      all awards                                       76            109

Net income available to common                    -------        -------
      stockholders - pro forma                    $18,579        $16,342
                                                  =======        =======

Denominator:
Basic weighted average shares -
      as reported and pro forma                    50,580         39,971

Effect of dilutive securities:
      Employee stock options - pro forma              530            213
      Non-vested restricted shares                    231            243
                                                  -------        -------

Dilutive potential common shares                      761            456

Diluted weighted average shares -                 -------        -------
      pro forma                                    51,341         40,427
                                                  =======        =======

Net income available to common
      stockholders per share - as reported
           Basic                                  $  0.37        $  0.41
           Diluted                                   0.36           0.41

Net income available to common
      stockholders per share - pro forma
           Basic                                  $  0.37        $  0.41
           Diluted                                   0.36           0.40

                             HEALTH CARE REIT, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE I - ACCUMULATED OTHER COMPREHENSIVE INCOME

         Accumulated other comprehensive income includes unrealized gains or losses on our equity investments and foreign currency translation adjustments. These items are included as components of stockholders' equity. Other comprehensive income for the three months ended March 31, 2004 totaled $0 and ($174,000) for the same period in 2003.

NOTE J - NEW ACCOUNTING POLICIES

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation is effective in the current quarter for all variable interests. We have performed a quantitative analysis for certain variable interests in our operators and determined that none of the operators' businesses are variable interest entities as the fair value of the equity of these businesses exceeds the expected losses as calculated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

         Health Care REIT, Inc. is a self-administered, equity REIT that invests in health care facilities, primarily skilled nursing and assisted living facilities. We also invest in specialty care facilities. As of March 31, 2004, long-term care facilities, which include skilled nursing and assisted living facilities, comprised approximately 92% of our investment portfolio. Founded in 1970, we were the first REIT to invest exclusively in health care facilities.

         As of March 31, 2004, we had $2,076,336,000 of net real estate investments, inclusive of credit enhancements, in 340 facilities located in 33 states and managed by 48 different operators. At that date, the portfolio included 221 assisted living facilities, 111 skilled nursing facilities and eight specialty care facilities.

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

         Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related facilities. New investments are generally funded from temporary borrowings under our unsecured lines of credit arrangements, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the unsecured lines of credit arrangements, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence of secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance future investments.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, we had stockholders' equity of $1,160,363,000 and a total outstanding debt balance of $1,012,616,000, which represents a debt to total book capitalization ratio of 0.47 to 1.0.

         As of April 30, 2004, we had an effective shelf registration on file with the Securities and Exchange Commission under which we may issue up to $581,794,619 of securities including debt securities, common and preferred stock, depositary shares, warrants and units. Depending upon market conditions, we anticipate issuing securities under our shelf registration to invest in additional health care facilities and to repay borrowings under our unsecured lines of credit arrangements.

         As of April 30, 2004, we had an effective registration statement on file with the Securities and Exchange Commission under which we may issue up to 6,314,213 shares of common stock pursuant to our dividend reinvestment and stock purchase plan. As of April 30, 2004, 5,614,884 shares of common stock remained available for issuance under this registration statement.

RESULTS OF OPERATIONS

         Revenues were comprised of the following (dollars in thousands):

                               THREE MONTHS ENDED               CHANGE
                          ------------------------------ ---------------------
                          Mar. 31, 2004   Mar. 31, 2003      $          %
                          ------------------------------ --------- -----------

Rental income                $54,535        $38,605        $15,930      41%
Interest income                5,713          4,940            773      16%
Transaction fees
     and other income            713            592            121      20%
                             -------        -------        -------      ---
Totals                       $60,961        $44,137        $16,824      38%
                             =======        =======        =======      ===


         For the three months ended March 31, 2004, we generated increased rental income as a result of the acquisition of properties for which we receive rent. Interest income increased due to an increase in the balance of outstanding loans.

Transaction fees and other income increase primarily due to interest earnings generated from short-term investments of excess cash.

         Expenses were comprised of the following (dollars in thousands):

                            THREE MONTHS ENDED                  CHANGE
                        ----------------------------     -------------------
                        Mar. 31, 2004  Mar. 31, 2003       $              %
                        -------------  -------------     -------         ---

Interest expense           $18,552        $11,383        $ 7,169          63%
Provision for
     depreciation           17,134         10,920          6,214          57%
General and
     administrative          3,159          2,611            548          21%
Loan expense                   891            635            256          40%
Provision for
     loan losses               300            250             50          20%
                           -------        -------        -------          --
Totals                     $40,036        $25,799        $14,237          55%
                           =======        =======        =======          ==

         The increase in interest expense from 2003 to 2004 was primarily due to higher average borrowings and a decrease in the amount of capitalized interest offsetting interest expense in 2004. This was partially offset by lower average interest rates.

         We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the three months ended March 31, 2004 totaled $137,000, as compared with $258,000 for the same period in 2003.

         The provision for depreciation increased primarily as a result of additional investments in properties owned directly by us.

         General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three months ended March 31, 2004 were 5.18%, as compared with 5.64% for the same period in 2003.

         The increase in loan expense was primarily due to the additional amortization of costs related to amending our primary unsecured line of credit arrangement and costs related to obtaining consents to modify the covenant packages of our senior unsecured notes.

         Other items were comprised of the following (dollars in thousands):

                              THREE MONTHS ENDED                     CHANGE
                        ---------------------------------  ----------------------
                        Mar. 31, 2004    Mar. 31, 2003          $              %
                        ---------------------------------  ------------  --------
Gain (loss) on sales
     of properties          $     0         $    34         $   (34)         n/a
Discontinued
     operations, net                            925            (925)         n/a
Preferred dividends          (2,270)         (2,846)            576          (20)%
                            -------         -------         -------          ---
Totals                      $(2,270)        $(1,887)        $  (383)          20%
                            =======         =======         =======          ===


         There were no dispositions during the three months ended March 31, 2004. All properties sold from January 1, 2003 through March 31, 2004 generated $925,000 of income after deducting depreciation and interest expense from rental income for the three months ended March 31, 2003.

         The decrease in preferred dividends is primarily due to the reduction in average outstanding preferred shares. Subsequent to March 31, 2003, the holder of our Series C Cumulative Convertible Preferred Stock converted 2,100,000 shares into 2,049,000 shares of common stock, leaving no shares outstanding at March 31, 2004 as compared to 2,100,000 at March 31, 2003.

         In July 2003, we closed a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock. A portion of the proceeds from this offering were used to redeem all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock on July 15, 2003.

         In September 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock. Subsequently, certain holders of our Series E Cumulative Convertible and Redeemable Preferred Stock converted 274,765 shares into 210,319 shares of common stock, leaving 785,235 outstanding at March 31, 2004. Effective April 1, 2004, another 110,865 Series E shares were converted into 84,862 common shares.

         As a result of the various factors mentioned above, net income available to common stockholders for the three months ended March 31, 2004 was $18,655,000, or $0.36 per diluted share, as compared with $16,451,000, or $0.41 per diluted share, for the same period in 2003.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

         This report on Form 10-Q of the Company may contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern the possible expansion of our portfolio; the performance of our operators and properties; our ability to enter into agreements with new viable tenants for properties which we take back from financially troubled tenants, if any; our ability to make distributions; our policies and plans regarding investments, financings and other matters; our tax status as a real estate investment trust; our ability to appropriately balance the use of debt and equity; and our ability to access capital markets or other sources of funds. When we use words such as "believe," "expect," "anticipate," or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including prevailing interest rates; compliance with and changes to regulations and payment policies within the health care industry; changes in financing terms; competition within the health care and senior housing industries; and changes in federal, state and local legislation. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2003, including factors identified under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

         We historically borrow on our unsecured lines of credit arrangements to make acquisitions of, loans to or to construct health care facilities. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under the unsecured lines of credit arrangements.

         A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $30,443,000 at March 31, 2004 ($15,465,000 at March 31, 2003).
Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets.

         Our variable rate debt, including our unsecured lines of credit arrangements, is reflected at fair value. At March 31, 2004, we did not have any borrowings outstanding under our unsecured lines of credit arrangements. As such, a 1% increase in interest rates would have no effect on our annual interest expense. At March 31, 2003, we had $78,100,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $781,000.

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

ITEM 4. CONTROLS AND PROCEDURES

         Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file with or submit to the Securities Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See the disclosure in Note F to the Unaudited Consolidated Financial Statements regarding the developments in the bankruptcy proceeding of Doctors Community Health Care Corporation.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         In September 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock. Subsequently, certain holders of our Series E Cumulative Convertible and Redeemable Preferred Stock converted 274,765 shares into 210,319 shares of common stock, leaving 785,235 outstanding at March 31, 2004. Effective April 1, 2004, another 110,865 Series E shares were converted into 84,862 common shares. These shares are not included in the following table.

                                       ISSUER PURCHASES OF EQUITY SECURITIES

                                                                        Total Number          Maximum Number
                                                                    of Shares Purchased     of Shares that May
                                Total Number                        as Part of Publicly      Yet Be Purchased
                                  of Shares       Average Price          Announced          Under the Plans or
               Period           Purchased(1)      Paid Per Share    Plans or Programs(2)          Programs
        ---------------------- ---------------- ------------------ ----------------------- ---------------------
        January 1, 2004
        through
        January 31, 2004            8,923            $36.68
        ---------------------- ---------------- ------------------ ----------------------- ---------------------
        February 1, 2004
        through
        February 29, 2004
        ---------------------- ---------------- ------------------ ----------------------- ---------------------
        March 1, 2004
        through
        March 31, 2004
        ---------------------- ---------------- ------------------ ----------------------- ---------------------
        Totals                      8,923            $36.68
        ---------------------- ---------------- ------------------ ----------------------- ---------------------

         (1) All of the shares listed in the table are shares of common stock that were transferred to the Company by certain key employees to satisfy tax withholding obligations in connection with the lapse of certain restrictions under their restricted stock agreements with the Company.

         (2) No shares were purchased as part of publicly announced plans or programs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective January 20, 1997.

                  10.2 First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998.

                  31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

                  32.1 Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

                  32.2 Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

         (b)      Reports on Form 8-K

                   Date of Report           Item              Description
                   --------------           ----              -----------
                   February 2, 2004         12                The Company issued a press release announcing
                                                               earnings results for the quarter and year ended
                                                               December 31, 2003.


                   May 6, 2004              12                The Company issued a press release announcing
                                                               earnings results for the quarter ended March 31, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HEALTH CARE REIT, INC.


Date:    May 10, 2004                  By: /s/ GEORGE L. CHAPMAN
     ----------------------                ---------------------------------
                                       George L. Chapman,
                                       Chairman and Chief Executive Officer


Date:    May 10, 2004                  By: /s/ RAYMOND W. BRAUN
     ----------------------                ---------------------------------
                                       Raymond W. Braun,
                                       President and Chief Financial Officer


Date:    May 10, 2004                  By: /s/ MICHAEL A. CRABTREE
     ----------------------                ---------------------------------
                                       Michael A. Crabtree,
                                       Chief Accounting Officer