Form 10-Q
period 2004-06-30
HEALTH CARE REIT INC /DE/
filed 2004-07-23
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

Commission File number 1-8923

HEALTH CARE REIT, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1096634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One SeaGate, Suite 1500, Toledo, Ohio	43604
(Address of principal executive office)	(Zip Code)

(Registrant’s telephone number, including area code) (419) 247-2800

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

     As of July 16, 2004, the registrant had 51,640,370 shares of common stock outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets - June 30, 2004 and December 31, 2003	3
Consolidated Statements of Income - Three and six months ended June 30, 2004 and 2003	4
Consolidated Statements of Stockholders’ Equity - Six months ended June 30, 2004 and 2003	5
Consolidated Statements of Cash Flows - Six months ended June 30, 2004 and 2003	6
Notes to Unaudited Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 6. Exhibits and Reports on Form 8-K	28
SIGNATURES	29
EX-10.1 CREDIT AGREEMENT
EX-10.2 EMPLOYMENT AGREEMENT
EX-10.3 ISDA MASTER AGREEMENT AND SCHEDULE
EX-10.4 INTEREST RATE SWAP CONFIRMATION-BANK OF AMERICA, N.A.
EX-10.5 INTEREST RATE SWAP CONFIRMATION-DEUTSCHE BANK AG
EX-10.6 INTEREST RATE & CURRENCY RISK MANAGEMENT POLICY
EX-31.1 302 CEO CERTIFICATION
EX-31.2 302 CFO CERTIFICATION
EX-32.1 906 CEO CERTIFICATION
EX-32.2 906 CFO CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	June 30	December 31
	2004	2003
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned
Land	$176,862	$166,408
Buildings & improvements	1,812,116	1,712,868
Construction in progress	20,899	14,701

	2,009,877	1,893,977
Less accumulated depreciation	(182,034)	(152,440)

Total real property owned	1,827,843	1,741,537
Loans receivable
Real property loans	216,003	213,480
Subdebt investments	45,023	45,254

	261,026	258,734
Less allowance for losses on loans receivable	(8,425)	(7,825)

	252,601	250,909

Net real estate investments	2,080,444	1,992,446
Other assets:
Equity investments	3,298	3,299
Deferred loan expenses	8,955	10,331
Cash and cash equivalents	33,990	124,496
Receivables and other assets	64,894	52,159

	111,137	190,285

Total assets	$2,191,581	$2,182,731

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$41,000	$0
Senior unsecured notes	825,000	865,000
Secured debt	146,936	148,184
Accrued expenses and other liabilities	17,560	19,868

Total liabilities	1,030,496	1,033,052
Stockholders’ equity:
Preferred stock	116,859	120,761
Common stock	51,546	50,298
Capital in excess of par value	1,106,155	1,069,887
Treasury stock	(850)	(523)
Cumulative net income	702,800	660,446
Cumulative dividends	(814,068)	(749,166)
Accumulated other comprehensive income	1	1
Other equity	(1,358)	(2,025)

Total stockholders’ equity	1,161,085	1,149,679

Total liabilities and stockholders’ equity	$2,191,581	$2,182,731

NOTE: The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(In thousands, except per share data)
Revenues:
Rental income	$52,846	$38,989	$106,504	$76,708
Interest income	5,923	5,190	11,636	10,130
Transaction fees and other income	565	643	1,279	1,235

	59,334	44,822	119,419	88,073
Expenses:
Interest expense	17,216	12,292	35,475	23,397
Provision for depreciation	17,452	10,784	34,244	21,365
General and administrative	3,560	2,847	6,719	5,457
Loan expense	872	680	1,763	1,315
Provision for loan losses	300	250	600	500

	39,400	26,853	78,801	52,034

Income from continuing operations	19,934	17,969	40,618	36,039
Discontinued operations:
Net gain (loss) on sales of properties	1,129		1,129	34
Income (loss) from discontinued operations, net	366	1,093	607	2,286

	1,495	1,093	1,736	2,320
Net income	21,429	19,062	42,354	38,359
Preferred stock dividends	2,222	2,318	4,492	5,164

Net income available to common stockholders	$19,207	$16,744	$37,862	$33,195

Average number of common shares outstanding:
Basic	51,232	40,546	50,919	40,269
Diluted	51,828	41,136	51,577	40,822
Earnings per share:
Basic:
Income from continuing operations available to common stockholders	$0.34	$0.38	$0.71	$0.76
Discontinued operations, net	0.03	0.03	0.03	0.06

Net income available to common stockholders	$0.37	$0.41	$0.74	$0.82
Diluted:
Income from continuing operations available to common stockholders	$0.34	$0.38	$0.70	$0.75
Discontinued operations, net	0.03	0.03	0.03	0.06

Net income available to common stockholders	$0.37	$0.41	$0.73	$0.81
Dividends declared and paid per common share	$0.60	$0.585	$1.185	$1.17

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Six Months Ended June 30, 2004
							Accumulated
			Capital In				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands)
Balances at beginning of period	$120,761	$50,298	$1,069,887	$(523)	$660,446	$(749,166)	$1	$(2,025)	$1,149,679
Comprehensive income:
Net income					42,354				42,354
Other comprehensive income:
Unrealized gain (loss) on equity investments									0

Total comprehensive income									42,354

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		1,128	32,486	(327)					33,287
Conversion of preferred stock	(3,902)	120	3,782						0
Restricted stock amortization								478	478
Compensation expense related to stock options								189	189
Cash dividends paid:
Common stock-$1.185 per share						(60,410)			(60,410)
Preferred stock, Series D-$0.984 per share						(3,938)			(3,938)
Preferred stock, Series E-$0.75 per share						(554)			(554)

Balances at end of period	$116,859	$51,546	$1,106,155	$(850)	$702,800	$(814,068)	$1	$(1,358)	$1,161,085

	Six Months Ended June 30, 2003
							Accumulated
			Capital In				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands)
Balances at beginning of period	$127,500	$40,086	$790,838	$0	$580,496	$(638,085)	$(170)	$(3,433)	$897,232
Comprehensive income:
Net income					38,359				38,359
Other comprehensive income:
Unrealized gain (loss) on equity investments							(11)		(11)
Foreign currency translation adjustment							260		260

Total comprehensive income									38,608

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		441	10,542					53	11,036
Conversion of preferred stock	(21,350)	833	20,517						0
Restricted stock amortization								593	593
Compensation expense related to stock options								122	122
Cash dividends paid:
Common stock-$1.17 per share						(47,117)			(47,117)
Preferred stock, Series B-$1.11 per share						(3,328)			(3,328)
Preferred stock, Series C-$1.125 per share						(1,836)			(1,836)

Balances at end of period	$106,150	$41,360	$821,897	$0	$618,855	$(690,366)	$79	$(2,665)	$895,310

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Six Months Ended
	June 30
	2004	2003
	(In thousands)
Operating activities
Net income	$42,354	$38,359
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for depreciation	34,816	23,514
Amortization	2,210	1,924
Provision for loan losses	600	500
Rental income in excess of cash received	(9,133)	(7,343)
Equity in (earnings) losses of affiliated companies		(162)
(Gain) loss on sales of properties	(1,129)	(34)
Increase (decrease) in accrued expenses and other liabilities	(2,308)	(3,265)
Decrease (increase) in receivables and other assets	(4,566)	744

Net cash provided from (used in) operating activities	62,844	54,237
Investing activities
Investment in real property	(155,407)	(152,215)
Investment in loans receivable and subdebt investments	(15,016)	(35,430)
Other investments, net of payments		414
Principal collected on loans receivable and subdebt investments	12,724	27,339
Proceeds from sales of properties	34,937	289
Other	1,116	(77)

Net cash provided from (used in) investing activities	(121,646)	(159,680)
Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	41,000	47,400
Proceeds from issuance of senior notes		100,000
Principal payments on senior notes	(40,000)
Principal payments on secured debt	(1,248)	(4,204)
Net proceeds from the issuance of common stock	33,614	11,036
Decrease (increase) in deferred loan expense	(168)	1,895
Cash distributions to stockholders	(64,902)	(52,281)

Net cash provided from (used in) financing activities	(31,704)	103,846

Increase (decrease) in cash and cash equivalents	(90,506)	(1,597)
Cash and cash equivalents at beginning of period	124,496	9,550

Cash and cash equivalents at end of period	$33,990	$7,953

Supplemental cash flow information interest-paid	$37,456	$23,509

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily an indication of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B – Real Estate Investments

     During the six months ended June 30, 2004, we invested $148,127,000 in real property, provided permanent mortgage and loan financings of $14,503,000, made construction advances of $7,280,000 and funded $513,000 of subdebt investments. As of June 30, 2004, we had approximately $8,867,000 in unfunded construction commitments. Also during the six months ended June 30, 2004, we sold real property generating $34,937,000 of net proceeds and collected $11,980,000 and $744,000 as repayment of principal on loans receivable and subdebt investments, respectively.

NOTE C – Equity Investments

     Equity investments, which consist of investments in private and public companies for which we do not have the ability to exercise influence, are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. For investments in public companies that have readily determinable fair market values, we classify our equity investments as available-for-sale and, accordingly, record these investments at their fair market values with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity. These investments represent a minimal ownership interest in these companies.

NOTE D – Distributions Paid to Common Stockholders

     On February 20, 2004, we paid a dividend of $0.585 per share to stockholders of record on January 30, 2004. This dividend related to the period from October 1, 2003 through December 31, 2003.

     On May 20, 2004, we paid a dividend of $0.60 per share to stockholders of record on April 30, 2004. This dividend related to the period from January 1, 2004 through March 31, 2004.

NOTE E – Derivative Instruments

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133, as amended, requires companies top record derivatives at fair market value on the balance sheet as assets or liabilities. On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement No. 133, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At June 30, 2004, the Swaps were reported at their fair value as a $28,000 liability. For the three and six months ended June 30, 2004, we generated $513,000 of savings related to our Swaps that was recorded as a reduction of interest expense. We had no interest rate swap agreements outstanding at June 30, 2003.

     The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – Discontinued Operations

     During the six months ended June 30, 2004, we sold four assisted living facilities, one skilled nursing facility and one specialty care hospital with carrying values of $33,808,000 for a net gain of $1,129,000. In accordance with Statement of Financial Accounting Standards No. 144, we have reclassified the income and expenses attributable to all properties sold subsequent to January 1, 2002 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying the properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Revenues:
Rental income	$746	$3,034	$1,622	$6,075
Expenses:
Interest expense	150	869	443	1,641
Provision for depreciation	230	1,072	572	2,148

Income (loss) from discontinued operations, net	$366	$1,093	$607	$2,286

NOTE G – Contingent Liabilities

     We have guaranteed the payment of industrial revenue bonds for one assisted living facility, in the event that the present owner defaults upon its obligations. In consideration for this guaranty, we receive and recognize fees annually related to this agreement. This guaranty expires upon the repayment of the industrial revenue bonds which currently mature in 2009. At June 30, 2004, we were contingently liable for $3,195,000 under this guaranty.

     As of June 30, 2004, we had approximately $8,867,000 of unfunded construction commitments.

NOTE H – Accumulated Other Comprehensive Income

     Accumulated other comprehensive income includes unrealized gains or losses on our equity investments for 2004. 2003 also includes foreign currency translation adjustments. These items are included as components of stockholders’ equity. Other comprehensive income for the three and six months ended June 30, 2004 totaled $0 and $0, respectively, and $423,000 and $249,000 for the same periods in 2003.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Numerator for basic and diluted earnings per share - net income available to common stockholders	$19,207	$16,744	$37,862	$33,195

Denominator for basic earnings per share - weighted average shares	51,232	40,546	50,919	40,269
Effect of dilutive securities:
Employee stock options	390	366	452	329
Non-vested restricted shares	206	224	206	224

Dilutive potential common shares	596	590	658	553

Denominator for diluted earnings per share - adjusted weighted average shares	51,828	41,136	51,577	40,822

Basic earnings per share	$0.37	$0.41	$0.74	$0.82

Diluted earnings per share	$0.37	$0.41	$0.73	$0.81

     The diluted earnings per share calculation excludes the dilutive effect of 112,000 and 112,000 options for the three and six months ended June 30, 2004, respectively, and 0 and 50,000 options for the same periods in 2003, because the exercise price was greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

NOTE J – Other Equity

     Other equity consists of the following (in thousands):

	June 30	December 31
	2004	2003
Accumulated compensation expense related to stock options	$363	$173
Unamortized restricted stock	(1,721)	(2,198)

	$(1,358)	$(2,025)

     Unamortized restricted stock represents the unamortized value of restricted stock granted to employees and directors prior to December 31, 2002. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $239,000 and $478,000 for the three and six months ended June 30, 2004, respectively, and $100,000 and $593,000 for the same periods in 2003.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, that we are required to adopt for fiscal years beginning after December 15, 2002, with transition provisions for certain matters. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we commenced recognizing compensation expense in accordance with Statement 123, as amended, on a prospective basis. Accumulated option compensation expense represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $94,000 and $189,000 for the three and six months ended June 30, 2004, respectively, and $60,000 and $122,000 for the same periods in 2003.

     The following table illustrates the effect on net income available to common stockholders if we had applied the fair value recognition provisions of Statement 123, as amended, to stock-based compensation for options granted since 1995 but prior to adoption at January 1, 2003 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Numerator:
Net income available to common stockholders - as reported	$19,207	$16,744	$37,862	$33,195
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	76	103	153	212

Net income available to common stockholders - pro forma	$19,131	$16,641	$37,709	$32,983

Denominator:
Basic weighted average shares - as reported and pro forma	51,232	40,546	50,919	40,269
Effect of dilutive securities:
Employee stock options - pro forma	373	284	436	259
Non-vested restricted shares	206	224	206	224

Dilutive potential common shares	579	508	642	483

Diluted weighted average shares - pro forma	51,811	41,054	51,561	40,752

Net income available to common stockholders per share - as reported
Basic	$0.37	$0.41	$0.74	$0.82
Diluted	0.37	0.41	0.73	0.81
Net income available to common stockholders per share - pro forma
Basic	$0.37	$0.41	$0.74	$0.82
Diluted	0.37	0.41	0.73	0.81

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K – New Accounting Policies

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation is effective in the current quarter for all variable interests. We have performed a quantitative analysis for certain variable interests in our operators and determined that none of the operators’ businesses are variable interest entities because the fair value of the equity of these businesses exceeds the expected losses as calculated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2003, including factors identified under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Overview

Business

     Health Care REIT, Inc. is a self-administered, equity real estate investment trust (“REIT”) that invests in health care facilities, primarily skilled nursing and assisted living facilities. We also invest in specialty care facilities. As of June 30, 2004, long-term care facilities, which include skilled nursing and assisted living facilities, comprised approximately 93 percent of our investment portfolio. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of June 30, 2004:

Type	(1)	Percentage	(2)	Percentage	Number	Number	Investment	Number	Number
of	Investments	of	Revenues	of	of	of	per	of	of
Facility	(in thousands)	Investments	(in thousands)	Revenues	Facilities	Beds/Units	Bed/Unit (3)	Operators(4)	States (4)
Assisted Living Facilities	$1,193,242	57%	$68,952	57%	218	14,139	$85,021	31	31
Skilled Nursing Facilities	748,544	36%	43,842	36%	120	16,616	45,050	20	21
Specialty Care Facilities	150,278	7%	8,247	7%	8	1,268	118,516	5	5

Totals	$2,092,064	100%	$121,041	100%	346	32,023

(1)	Investments include real estate investments and credit enhancements which amounted to $2,088,869,000 and $3,195,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the six months ended June 30, 2004.

(3)	Investment per Bed/Unit was computed by using the total investment amount of $2,100,931,000 which includes real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $2,088,869,000, $3,195,000 and $8,867,000, respectively.

(4)	We have investments in properties located in 33 states and managed by 49 different operators.

     Our primary objectives are to protect stockholders’ capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments from annual increases in rental and interest income and portfolio growth. To meet these objectives, we invest primarily in long-term care facilities managed by experienced operators and diversify our investment portfolio by operator and geographic location.

     Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. These items represent our primary source of liquidity to fund distributions and are dependent upon the performance of our operators on their lease and loan obligations and the rates earned thereon. To the extent that our operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of health care facility and operator. Our monitoring process includes review of monthly financial statements for each facility, quarterly review of operator credit, annual facility inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze facility-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks. Through these monitoring and research efforts, we are typically able to intervene at an early stage and address payment risk, and in so doing, support both the collectibility of revenue and the value of our investment.

     In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. We typically invest in or finance up to 90 percent of the stabilized appraised value of a property. Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates. As of June 30, 2004, 81 percent of our real property was subject to master leases, 95 percent of our real estate investments were cross-defaulted and 78 percent of our loans were cross-collateralized.

     For the six months ended June 30, 2004, rental income and interest income represented 89 percent and ten percent, respectively, of total gross revenues. Prior to June 2004, our standard lease structure contained fixed annual rental escalators, which are generally recognized on a straight-line basis over the minimum lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. This lease structure will initially generate lower revenues, net income and funds from operations, but will enable us to generate additional organic growth and minimize non-cash straight-line rent over time. This change will not affect our cash flow nor our ability to pay dividends. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

     Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related facilities. New investments are generally funded from temporary borrowings under our unsecured lines of credit arrangements, internally generated cash and the proceeds from sales of real property. Our investments generate internal cash from rent and interest receipts and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under the unsecured lines of credit arrangements, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence of secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments.

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We expect to complete approximately $400,000,000 to $500,000,000 of new investments net of real property sales and loan payoffs for the full year 2004. During the six months ended June 30, 2004, we completed $161,537,000 of gross new investments and had $33,808,000 of real property sales for net investments of $127,729,000. Although no investment payoffs have been specifically identified, we anticipate the potential repayment of certain loans receivable and the possible sale of additional real property. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured lines of credit arrangements. At June 30, 2004, we had $33,990,000 of cash and cash equivalents and $299,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.

Key Transactions in 2004

     We completed the following key transactions during the six months ended June 30, 2004:

•	our Board of Directors increased our quarterly dividend to $0.60 per share, which represents a one and one-half cent increase from the quarterly dividend of $0.585 paid for 2003. The dividend declared for the quarter ended June 30, 2004 represents the 133rd consecutive dividend payment;

•	we expanded our primary unsecured line of credit arrangement from $225,000,000 to $310,000,000. The existing bank group, in conjunction with two new participants, First Tennessee Bank, N.A. and LaSalle Bank National Association, provided the additional capacity;

•	we extended our $30,000,000 unsecured line of credit arrangement to May 2005;

•	we completed $161,537,000 of new investments and had $33,808,000 of real property sales; and

•	our only remaining operator bankruptcy was resolved with the April 2004 bankruptcy court approval of the debtors’ plan of reorganization for Doctors Community Health Care Corporation.

Key Performance Indicators, Trends and Uncertainties

     We utilize several key performance indicators to evaluate the various aspects of our business. These indicators are discussed below and relate to operating performance, concentration risk and credit strength. Management uses these key performance indicators to facilitate internal and external comparisons to our historical operating results, in making operating decisions and for budget planning purposes.

     Operating Performance. We believe that net income available to common stockholders (“NICS”) is the most appropriate earnings measure. Another useful supplemental measure of our operating performance is funds from operations (“FFO”); however, this supplemental measure is not defined by accounting principles generally accepted in the United States (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion of FFO and a reconciliation of FFO and NICS. NICS, FFO and their relative per share amounts are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends for our operating performance measures (dollars in thousands except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30
	2003	2003	2003	2003	2004	2004
Net income available to common stockholders	$16,451	$16,744	$20,601	$16,935	$18,655	$19,207
Funds from operations	28,074	28,600	29,581	33,206	35,789	35,760
Per share data (fully diluted):
Net income available to common stockholders	$0.41	$0.41	$0.46	$0.34	$0.36	$0.37
Funds from operations	0.69	0.70	0.66	0.66	0.70	0.69

     Concentration Risk. We evaluate our concentration risk in terms of asset mix, investment mix, operator mix and geographic mix. Concentration risk is valuable to understand what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property. In order to qualify as an equity REIT, at least 75 percent of our real estate investments must be real property whereby each property, which includes the land, buildings, improvements and related rights, is owned by us and leased to an operator pursuant to a long-term operating lease. Investment mix measures the portion of our investments that relate to our various facility types. We invest primarily in long-term care facilities. Operator mix measures the portion of our investments that relate to our top five operators. We try to limit our top five operators to 50 percent of our total real estate investments. Geographic mix measures the portion of our investments that relate to our top five states. We try to limit our top five states to 50 percent of our total real estate investments. The following table reflects our recent historical trends of concentration risk:

	Period Ended
	March 31	June 30	September 30	December 31	March 31	June 30
	2003	2003	2003	2003	2004	2004
Asset mix:
Real property	86%	87%	88%	87%	87%	88%
Loans receivable	13%	12%	10%	11%	11%	10%
Subdebt investments	1%	1%	2%	2%	2%	2%
Investment mix:
Assisted living facilities	57%	54%	61%	60%	58%	57%
Skilled nursing facilities	35%	38%	32%	32%	34%	36%
Specialty care facilities	8%	8%	7%	8%	8%	7%
Operator mix:
Emeritus Corporation			12%	12%	11%	11%
Southern Assisted Living, Inc.			11%	11%	10%	10%
Commonwealth Communities L.L.C.	12%	12%	10%	10%	10%	10%
Home Quality Management, Inc.	7%	7%	6%	7%	9%	9%
Life Care Centers of America, Inc.	8%	7%	6%	6%	6%	6%
Merrill Gardens L.L.C.	8%	7%
Alterra Healthcare Corporation	7%	6%
Remaining operators	58%	61%	55%	54%	54%	54%
Geographic mix:
Massachusetts	15%	15%	14%	13%	14%	14%
Florida	10%	9%	9%	9%	9%	11%
North Caorlina			11%	10%	10%	10%
Tennessee		6%			7%	7%
Ohio	7%	7%	6%	6%	6%	6%
Texas	7%	7%	6%	6%
California	6%
Remaining states	55%	56%	54%	56%	54%	52%

     Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to book capitalization (“DBCR”) and debt to market capitalization (“DMCR”). The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt. We expect to maintain a DBCR between 40 and 50 percent and a DMCR between 30 and 40 percent. Our coverage ratios include interest coverage ratio (“ICR”) and fixed charge coverage ratio (“FCR”). The coverage ratios indicate our ability to service interest and fixed charges (interest plus preferred dividends). We expect to maintain an ICR in excess of 3.00 times and an FCR in excess of 2.50 times. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is discussed in further detail, and reconciled to net income, below in “Non-GAAP Financial Measures.” Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. The following table reflects the recent historical trends for our credit strength measures:

	Three Months Ended
	March 31		June 30		September 30		December 31		March 31		June 30
	2003		2003		2003		2003		2004		2004
Debt to book capitalization ratio	45%		48%		45%		47%		47%		47%
Debt to market capitalization ratio	38%		38%		36%		34%		32%		36%
Interest coverage ratio	3.67	x	3.36	x	3.89	x	3.20	x	3.11	x	3.31	x
Fixed charge coverage ratio	2.97	x	2.87	x	3.41	x	2.85	x	2.78	x	2.93	x

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to:

•	the status of the economy;

•	the status of capital markets, including prevailing interest rates;

•	changes in financing terms;

•	the ability of our operators to generate sufficient cash to meet our lease and loan obligations;

•	operator bankruptcies;

•	government regulations affecting Medicare and Medicaid reimbursement rates;

•	liability claims and insurance costs for our operators;

•	unanticipated difficulties and/or expenditures relating to future acquisitions;

•	environmental laws affecting our properties;

•	delays in reinvestment of sale proceeds; and

•	structure related factors, including REIT qualification, anti-takeover provisions and key management personnel.

     Management regularly monitors the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2003, under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

Portfolio Update

     We are pleased with the continuing improvement of our portfolio. Our overall payment coverage is at 1.64 times and represents an increase of six basis points from the prior quarter. The following is a summary of the key performance measures for our portfolio. Census and payor mix data reflects the three months ended March 31, 2004. Coverage data reflects the twelve months ended March 31, 2004.

		Payor Mix		Coverage Data
				Before	After
	Census	Private	Medicare	Management Fees	Management Fees
Assisted Living Facilities	85%	85%	0%	1.40x	1.18x
Skilled Nursing Facilities	85%	16%	20%	1.97x	1.51x
Specialty Care Facilities	70%	14%	40%	1.91x	1.44x

			Weighted Averages	1.64x	1.32x

     Assisted Living Portfolio. At June 30, 2004, our assisted living portfolio was comprised of 218 facilities with 14,139 units and an investment balance of $1,193,242,000. The stabilized portfolio was comprised of 212 facilities with 13,331 units, an investment balance of $1,142,804,000, and payment coverage of 1.40 times, an increase of five basis points from the prior quarter. Our fill-up and construction properties remained within our stated goal of having ten to 15 percent of the portfolio in construction and fill-up. We currently have four assisted living facilities remaining in fill-up, representing approximately two percent of our revenues. Eight assisted living facilities stabilized during the quarter and one assisted living facility in fill-up was acquired. Only one facility, representing one percent of revenues, has occupancy of less than 50 percent. The facility was a new acquisition in the fourth quarter of 2003. Finally, we have two assisted living facilities in construction.

     Skilled Nursing Portfolio. At June 30, 2004, our skilled nursing portfolio was comprised of 120 facilities with 16,616 beds and an investment balance of $748,544,000. Average occupancies have risen from a low of 81 percent in the third quarter of 2000 to 85 percent in the first quarter of 2004. Our payment coverage remains strong at 1.97 times, an increase of 13 basis points from the prior quarter.

     Specialty Care Portfolio. At June 30, 2004, our specialty care portfolio was comprised of eight facilities with 1,268 beds and an investment balance of $150,278,000. Our payment coverage remains strong at 1.91 times, a decrease of four basis points from the prior quarter.

Corporate Governance

     Maintaining investor confidence and trust has become increasingly important in today’s business environment. Health Care REIT, Inc.’s Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. In March 2004, the Board of Directors adopted its Corporate Governance Guidelines. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on our Web site at www.hcreit.com and from the Company upon written request sent to the Vice President and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio, 43603-1475.

     On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOX”). SOX is designed to protect investors by improving the accuracy and reliability of corporate disclosures. SOX directed the Securities and Exchange Commission (“SEC”) to promulgate all necessary rules and regulations. We believe that we are in compliance with all of the new listing guidelines of the NYSE relating to corporate governance as well as the applicable provisions of SOX and the new rules of the SEC adopted under SOX. The following is a summary of some of the important SOX related corporate governance initiatives for which we are compliant.

•	Prohibition on director/officer loans – effective July 2002, new officer and director loans are prohibited;

•	CEO/CFO certifications – beginning with the Form 10-Q for the period ended September 30, 2002, we provide the required CEO and CFO certifications attesting to the effectiveness of our disclosure controls and procedures for all necessary SEC filings;

•	Acceleration of Section 16 reports – we continue to meet the two day filing requirement for Section 16 reports, effective August 29, 2002, and we submit them electronically as of June 30, 2003;

•	Form 8-K Item 12 – our quarterly earnings releases are now furnished to the SEC via Form 8-K Item 12 beginning with the quarter ended March 31, 2003;

•	Non-GAAP financial measures – all public disclosures issued subsequent to March 28, 2003 contain the required reconciliations and discussion of non-GAAP financial measures. Our primary non-GAAP financial measures are FFO and EBITDA;

•	Off-balance sheet arrangements and contractual obligations – we have always reported these items and adopted the new disclosure format beginning with our Annual Report on Form 10-K for the year ended December 31, 2003;

•	Prohibition on hiring former employees of the independent auditor – effective May 2003, we may not hire former team members of our independent auditor unless they have passed the “cooling-off period” as defined by the SEC;

•	Pre-approval of non-audit services – the Audit Committee of the Board of Directors adopted a pre-approval policy in May 2003 and has continued to refine it as the SEC issues additional interpretations and guidance. A description of the current pre-approval policy can be found in our Proxy Statement for Annual Meeting of Stockholders May 6, 2004 (“Proxy Statement”);

•	Audit Committee financial expert – the Board has determined that at least one member of the Audit Committee satisfies the definition of a “financial expert” and we have made the required disclosures in our Proxy Statement;

•	Filing deadline accelerations – we have met and plan to continue to meet the SEC’s staged acceleration plan regarding Forms 10-Q and 10-K filing deadlines;

•	Code of ethics – in connection with the adoption of our Corporate Governance Guidelines in March 2004, we adopted a Code of Business Conduct and Ethics that is applicable to all Company directors, officers and employees. Our Code of Business Conduct and Ethics is available on our Web site at www.hcreit.com;

•	Independence – seven of our nine directors are independent and all members of our audit, compensation, nominating/corporate governance committees are independent. At each Board meeting, the non-management directors meet in a special session. Mr. Ballard, the chairman of the nominating/corporate governance committee, is the Presiding Director of such sessions;

•	Whistleblower mechanism – on January 28, 2004, the Audit Committee approved procedures for a) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and b) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. Information regarding our Corporate Governance Hotline is available on our Web site at www.hcreit.com; and

•	Disclosures regarding Committee functions and communications between security holders and the Board – beginning with the Proxy Statement, we have made the required disclosures regarding the independence and functions of the Committees of the Board of Directors and have provided the necessary instructions for how security holders may communicate with our Board of Directors or any specific director.

     In addition to the items discussed above, the SEC has issued its final rules regarding compliance with SOX Section 404, Management Assessment of Internal Controls (“SOX404”). Pursuant to SOX404, we must develop enhanced procedures to understand, document, evaluate and monitor our internal controls and procedures for financial statement purposes. Beginning with the Annual Report on Form 10-K for the year ended December 31, 2004, we must provide an assessment report from management on the effectiveness of our internal controls. In addition, our independent auditors must attest to and report on management’s assertions. We implemented a SOX404 compliance plan in April 2003 and intend to complete all necessary documentation and testing of our internal controls in time to provide the required management report for the current year. To date, we have incurred costs (both internal and external) related to SOX404 and other corporate governance compliance initiatives and we anticipate that we will incur additional costs. These costs are included in general and administrative expenses.

Liquidity and Capital Resources

Sources and Uses of Cash

     Our primary sources of cash include rent and interest receipts, borrowings under unsecured lines of credit arrangements, public and private offerings of debt and equity securities, proceeds from the sales of real property and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property acquisitions, loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended		Change
	Jun. 30, 2004	Jun. 30, 2003	$	%
Cash and cash equivalents at beginning of period	$124,496	$9,550	$114,946	1,204%
Cash provided from (used in) operating activities	62,844	54,237	8,607	16%
Cash provided from (used in) investing activities	(121,646)	(159,680)	38,034	-24%
Cash provided from (used in) financing activities	(31,704)	103,846	(135,550)	-131%

Cash and cash equivalents at end of period	$33,990	$7,953	$26,037	327%

     Operating Activities. Net cash provided from operating activities was $62,844,000 for the six months ended June 30, 2004, a 16 percent increase compared to $54,237,000 for the same period in 2003. The increase is primarily attributable to increases in net income, provision for depreciation and changes in accrued expenses offset by decreases attributable to rental income in excess of cash received and changes in receivables. The changes in net income and provision for depreciation are discussed below in “Results of Operations.” Changes in accrued expenses and receivables are primarily due to timing of cash payments of contractual interest obligations and other miscellaneous liabilities and cash receipts of rent and interest receivables, respectively. The change in rental income in excess of cash received is primarily attributable to the acquisition of rent-generating properties and the straight-line nature of many of our operating leases. As discussed above, our historical standard lease structure contained fixed annual rental escalators, which are generally recognized on a straight-line basis over the minimum lease period. This lease income is greater than the amount of cash received during the first half of the lease term.

     Investing Activities. Net cash used in investing activities was $121,646,000 for the six months ended June 30, 2004, a 24 percent decrease compared to $159,680,000 for the same period in 2003. The decrease is primarily attributable to an increase in real property investments and a decrease in loan principal payments offset by proceeds from sales of real property and a decrease in loan investments. As an equity REIT, we focus on real property investments. At June 30, 2004, 88 percent of our real estate investments were real property investments. The investment activity during the six months ended June 30, 2004 was approximately 96 percent real property investments and four percent loans. Investments for the six months ended June 30, 2004 included the acquisition of three assisted living facilities and 19 skilled nursing facilities for $131,221,000. The remaining $24,186,000 of real property investments relates primarily to funding of construction and renovations on existing facilities. For the same period in 2003, we acquired ten assisted living facilities and 20 skilled nursing facilities for $144,012,000. The change in principal collected on loans receivable is primarily attributable to the payoff of $15,607,000 of mortgage loans relating to three assisted living facilities in 2003. During the six months ended June 30, 2004, we sold four assisted living facilities, one skilled nursing facility and one specialty care hospital, generating $34,937,000 of net proceeds. For the same period in 2003, we sold one assisted living facility, generating $289,000 of net proceeds. The change in loan investments is primarily attributable to the continuing stabilization of our portfolio and a corresponding decreased need for working capital loans by our operators.

     Financing Activities. Net cash used in financing activities was $31,703,000 for the six months ended June 30, 2004, compared to net cash provided from financing activities of $103,846,000 for the same period in 2003. The change from the prior year is primarily attributable to changes related to our long-term debt, common stock issuances and cash distributions to stockholders. In March 2003, we sold $100,000,000 of 8.0% senior unsecured notes, maturing in September 2012, at an effective yield of 7.40%. These notes were an add-on to the $150,000,000 senior unsecured notes sold in September 2002. We have not issued any long-term debt in 2004. We extinguished $40,000,000 of 8.09% senior unsecured notes that matured in April 2004.

     The change in common stock issuances is primarily attributable to increased activity related to our dividend reinvestment and stock purchase plan (“DRIP”). The remaining difference is primarily related to stock option exercises, restricted stock grants and preferred stock conversions. In May 2003, we instituted our enhanced DRIP. Existing stockholders, in addition to reinvesting dividends, may now purchase up to $5,000 of common stock per month at a discount. Previously, stockholders could only reinvest once per quarter. During the six months ended June 30, 2004, we issued 794,000 shares of common stock, which generated net proceeds of approximately $26,838,000 as compared to 302,000 shares issued and $8,184,000 of net proceeds generated for the same period in 2003. As of July 16, 2004, we had an effective registration statement on file with the Securities and Exchange Commission under which we may issue up to 6,314,213 shares of common stock pursuant to our DRIP. As of July 16, 2004, 5,360,033 shares of common stock remained available for issuance under this registration statement.

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90 percent of our taxable income (excluding capital gains) to our stockholders. During the six months ended June 30, 2004, we paid dividends totaling $60,410,000 (or $1.185 per share) and $4,492,000 to holders of our common stock and preferred stock, respectively. For the same periods in 2003, we paid dividends totaling $47,117,000 (or $1.17 per share) and $5,164,000 to holders of our common stock and preferred stock, respectively. The increase in common stock dividends is primarily attributable to the increase in common stock outstanding as discussed below in “Results of Operations.”

Off-Balance Sheet Arrangements

     We have guaranteed the payment of industrial revenue bonds for one assisted living facility in the event that the present owner defaults upon its obligations. In consideration for this guaranty, we receive and recognize fees annually related to this arrangement. This guaranty expires upon the repayment of the industrial revenue bonds which currently mature in 2009. At June 30, 2004, we were contingently liable for $3,195,000 under this guaranty.

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. As of June 30, 2004, we participated in two interest rate swap agreements related to our long-term debt. Our interest rate swaps are discussed below in “Contractual Obligations.”

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of June 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2004	2005-2006	2007-2008	Thereafter
Unsecured lines of credit arrangements (1)	$340,000	$0	$340,000	$0	$0
Senior unsecured notes	825,000		50,000	275,000	500,000
Secured debt	146,936	1,228	8,723	24,588	112,397
Contractual interest obligations	480,624	36,102	139,054	112,171	193,296
Capital lease obligations
Operating lease obligations	16,621	884	3,034	1,976	10,727
Purchase obligations	88,116	10,847	64,320	5,356	7,593
Other long-term liabilities

Total contractual obligations	$1,897,297	$49,061	$605,131	$419,091	$824,013

(1) Unsecured lines of credit arrangements reflected at 100% capacity.

     We have an unsecured credit arrangement with a consortium of eight banks providing for a revolving line of credit (“revolving credit”) in the amount of $310,000,000, which expires on May 15, 2006 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months on either the agent bank’s prime rate of interest or 1.3% over LIBOR interest rate, at our option (2.675% at June 30, 2004). In addition, we pay a commitment fee based on an annual rate of 0.325% and an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. We have another unsecured line of credit arrangement with a bank for a total of $30,000,000, which expires May 31, 2005. Borrowings under this line of credit are subject to interest at either the bank’s prime rate of interest or 2.00% over LIBOR interest rate, at our option (4.00% at June 30, 2004) and are due on demand. At June 30, 2004, we had $41,000,000 outstanding under the unsecured lines of credit arrangements and estimated total contractual interest obligations of $2,503,000. Contractual interest obligations are estimated based on the assumption that the balance of $41,000,000 at June 30, 2004 is maintained constant until maturity.

     We have $825,000,000 of senior unsecured notes with fixed annual interest rates ranging from 6.00% to 8.17%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $397,109,000 at June 30, 2004. Additionally, we have 30 mortgage loans totaling $146,936,000, collateralized by health care facilities, with fixed annual interest rates ranging from 5% to 12%, payable monthly. The carrying values of the health care properties securing the mortgage loans totaled $218,597,000 at June 30, 2004. Total contractual interest obligations on mortgage loans totaled $55,610,000 at June 30, 2004.

     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At June 30, 2004, total contractual interest obligations were estimated to be $25,401,000.

     At June 30, 2004, we had operating lease obligations of $16,621,000 relating to Company office space, six assisted living facilities and three skilled nursing facilities.

     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At June 30, 2004, we had outstanding construction financings of $20,899,000 and were committed to providing additional financing of approximately $8,867,000 to complete construction. At June 30, 2004, we had contingent purchase obligations totaling $79,249,000. These contingent purchase obligations primarily relate to deferred acquisition fundings. Deferred acquisition fundings are contingent upon an operator/seller satisfying certain conditions such as payment coverage and value tests. Rents due from the tenant are increased to reflect the additional investment in the property.

Capital Structure

     We continue to maintain a conservative balance sheet. As of June 30, 2004, we had stockholders’ equity of $1,161,085,000 and a total outstanding debt balance of $1,012,936,000, which represents a debt to total book capitalization ratio of 47 percent. Our ratio of debt to market capitalization was 36 percent at June 30, 2004. For the three and six months ended June 30, 2004, our coverage ratio of EBITDA to interest was 3.31 to 1.00 and 3.21 to 1.00, respectively. Also, at June 30, 2004, we had $33,990,000 of cash and cash equivalents and $299,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.

     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2004, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured lines of credit arrangements, the ratings on our senior unsecured notes are used to determine the fees and interest payable.

     Our senior unsecured notes are rated Baa3 (stable), BBB- (stable) and BBB- (positive) by Moody’s Investors Service, Standard and Poor’s Investor Service and Fitch Ratings, respectively. We plan to manage the Company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

     As of July 16, 2004, we had an effective shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $581,794,619 of securities including debt securities, common and preferred stock, depositary shares, warrants and units. Depending upon market conditions, we anticipate issuing securities under our shelf registration statement to invest in additional health care facilities and to repay borrowings under our unsecured lines of credit arrangements.

Results of Operations

     Net income available to common stockholders for the three months ended June 30, 2004 totaled $19,207,000, or $0.37 per diluted share, as compared with $16,744,000, or $0.41 per diluted share, for the same period in 2003. Net income available to common stockholders for the six months ended June 30, 2004 totaled $37,862,000, or $0.73 per diluted share, as compared with $33,195,000, or $0.81 per diluted share, for the same period in 2003. Net income available to common stockholders increased primarily due to an increase in rental income offset by increases in interest expense and provision for depreciation. These changes are discussed in further detail below. Although net income available to common stockholders increased by 14 percent for the six-month period, it decreased on a per share basis primarily due to significantly higher outstanding shares. On a fully diluted basis, average common shares outstanding for the six months ended June 30, 2004 were 51,577,000, a 26 percent increase from 40,822,000 for the same period in 2003. The increase in fully diluted average common shares outstanding is primarily the result of public issuances and private placements of common stock, common stock issuances pursuant to our DRIP and conversions of preferred stock into common stock, which amounted to 5,263,000, 2,769,000 and 1,511,000, respectively, for the period subsequent to June 30, 2003.

     FFO for the three months ended June 30, 2004 totaled $35,760,000, or $0.69 per diluted share, as compared with $28,600,000, or $0.70 per diluted share, for the same period in 2003. FFO for the six months ended June 30, 2004 totaled $71,549,000, or $1.39 per diluted share, as compared with $56,674,000, or $1.39 per diluted share, for the same period in 2003. The increase in FFO is primarily due to increases in net income available to common stockholders and provision for depreciation. Although FFO increased 26 percent for the six month period, it decreased a per share basis due to significantly higher outstanding shares as discussed above. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding FFO and a reconciliation of FFO and NICS.

     EBITDA for the three months ended June 30, 2004 totaled $58,068,000, as compared with $45,445,000 for the same period in 2003. EBITDA for the six months ended June 30, 2004 totaled $116,234,000, as compared with $89,972,000 for the same period in 2003. The increase in EBITDA is primarily due to increases in net income, interest expense and provision for depreciation. Our coverage ratio of EBITDA to total interest was 3.21 times for the six months ended June 30, 2004 as compared with 3.50 times for the same period in 2003. Our coverage ratio of EBITDA to fixed charges was 2.85 times for the six months ended June 30, 2004 as compared with 2.92 times for the same period in 2003. Our coverage ratios declined from the prior year primarily due to the fact that interest expense increased 43 percent from $25,038,000 to $35,918,000 for the six months ended June 30, 2003 and 2004, respectively, whereas EBITDA only increased by 29 percent. The increase in interest expense is discussed in further detail below. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding EBITDA and a reconciliation of EBITDA and net income.

     Revenues were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	Jun. 30, 2004	Jun. 30, 2003	$	%	Jun. 30, 2004	Jun. 30, 2003	$	%
Rental income	$52,846	$38,989	$13,857	36%	$106,504	$76,708	$29,796	39%
Interest income	5,923	5,190	733	14%	11,636	10,130	1,506	15%
Transaction fees and other income	565	643	(78)	-12%	1,279	1,235	44	4%

Totals	$59,334	$44,822	$14,512	32%	$119,419	$88,073	$31,346	36%

     The increase in gross revenues is primarily attributable to an increase in rental income. Interest income increased due to an increase in the balance of outstanding loans. Transaction fees and other income increased for the six-month period primarily due to interest earnings generated from short-term investments of excess cash. The increased rental income is primarily the result of the acquisitions of new properties for which we receive rent offset by sales of real property. Subsequent to June 30, 2003, we acquired 90 new facilities for $465,594,000. During the same period, we only sold 13 facilities representing $78,770,000.

     As discussed above, our historical standard lease structure contained fixed annual rental escalators, which are generally recognized on a straight-line basis over the minimum lease period. As such, we generate increased revenue primarily through new acquisitions. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in Consumer Price Index and/or changes in the gross operating revenues of the property. This rent is not recognized until the appropriate contingencies have been resolved. While this change will not affect our cash flow nor our ability to pay dividends, it is anticipated that we will generate additional organic growth and minimize non-cash straight-line rent over time. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. As of June 30, 2004, we have no leases expiring prior to 2009.

     Expenses were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	Jun. 30, 2004	Jun. 30, 2003	$	%	Jun. 30, 2004	Jun. 30, 2003	$	%
Interest expense	$17,216	$12,292	$4,924	40%	$35,475	$23,397	$12,078	52%
Provision for depreciation	17,452	10,784	6,668	62%	34,244	21,365	12,879	60%
General and administrative	3,560	2,847	713	25%	6,719	5,457	1,262	23%
Loan expense	872	680	192	28%	1,763	1,315	448	34%
Provision for loan losses	300	250	50	20%	600	500	100	20%

Totals	$39,400	$26,853	$12,547	47%	$78,801	$52,034	$26,767	51%

     The increase in total expenses is primarily attributable to an increase in interest expense and the provision for depreciation. The increase in interest expense from 2003 to 2004 was primarily due to higher average borrowings and a decrease in the amount of capitalized interest offsetting interest expense in 2004. This was partially offset by lower average interest rates and savings generated from interest rate swap agreements. In March 2003, we sold $100,000,000 of 8.0% senior unsecured notes, maturing in September 2012, at an effective yield of 7.40%, resulting in three months of interest expense in 2003 compared to six months of expense in the current year. In November 2003, we sold $250,000,000 of 6.0% senior unsecured notes, maturing in November 2013, resulting in six months of expense in the current year as compared to no expense in the prior year. Additionally, during the six months ended June 30, 2004 we had an average monthly outstanding balance of $6,833,000 under our unsecured lines of credit arrangements compared to $95,358,000 during the same period in the prior year. Also, during 2003 but subsequent to June 30, 2003, we assumed $87,262,000 of secured debt with weighted average interest rates of 7.22% in conjunction with new acquisitions. Effective April 15, 2004, we repaid our $40,000,000 8.0% senior unsecured notes, which will result in a decrease of interest expense by $3,200,000 on an annualized basis. To the extent that we borrow under our unsecured lines of credit arrangements, issue additional senior unsecured notes or assume additional secured debt, our interest expense would increase.

     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the three and six months ended June 30, 2004 totaled $199,000 and $336,000, respectively, as compared with $380,000 and $638,000 for the same periods in 2003.

     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. For the three and six months ended June 30, 2004, we generated $513,000 of savings related to our Swaps that was recorded as a reduction of interest expense. We had no interest rate swap agreements outstanding at June 30, 2003.

     The provision for depreciation increased primarily as a result of additional investments in properties owned directly by us offset by sales of real property. See the discussion of rental income above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation should increase or decrease correspondingly.

     General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three and six months ended June 30, 2004, were 5.82 percent and 5.50 percent, respectively, as compared with 5.95 percent and 5.79 percent for the same periods in 2003. General and administrative expenses increased primarily due to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.

     The increase in loan expense was primarily due to the additional amortization of costs related to amending our primary unsecured line of credit arrangement and costs related to obtaining consents to modify the covenant packages of our senior unsecured notes.

     In May 2003, we announced the amendment and extension of our primary unsecured line of credit arrangement. The line of credit was expanded to $225,000,000 and extended to expire in May 2006 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). In August 2003, we further amended the line of credit to modify certain financial covenants that enhanced our financial flexibility and aligned our covenant package with other investment grade REITs. Finally, in December 2003 and January 2004, we expanded this line of credit to $310,000,000.

     In August and September 2003, we solicited the consents of registered holders of our senior unsecured notes to the adoption of certain amendments to the supplemental indentures to modify the indentures to require us to (a) limit the use of secured debt to 40 percent of undepreciated assets, (b) limit total debt to 60 percent of undepreciated total assets, and (c) maintain total unencumbered assets at 150 percent of total secured debt. These amendments to all of our then outstanding senior unsecured notes were intended to modernize the covenant package and make it consistent with other investment-grade REITs.

     The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed below in “Critical Accounting Policies.”

     Other items were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	Jun. 30, 2004	Jun. 30, 2003	$	%	Jun. 30, 2004	Jun. 30, 2003	$	%
Gain (loss) on sales of properties	$1,129	$0	$1,129	n/a	$1,129	$34	$1,095	3,221%
Discontinued operations, net	366	1,093	(727)	-67%	607	2,286	(1,679)	-73%
Preferred dividends	(2,222)	(2,318)	96	-4%	(4,492)	(5,164)	672	-13%

Totals	$(727)	$(1,225)	$498	-41%	$(2,756)	$(2,844)	$88	-3%

     During the six months ended June 30, 2004, we sold four assisted living facilities, one skilled nursing facility and one specialty care hospital with carrying values of $33,808,000 for a net gain of $1,129,000. These properties generated net income of $607,000 after deducting depreciation and interest expense from rental income for the six months ended June 30, 2004. All properties sold subsequent to January 1, 2003 generated $2,286,000 of income after deducting depreciation and interest expense from rental income for the six months ended June 30, 2003. Please refer to Note F to our Unaudited Consolidated Financial Statements for further discussion.

     The decrease in preferred dividends is primarily due to the reduction in average outstanding preferred shares. Subsequent to June 30, 2003, the holder of our Series C Cumulative Convertible Preferred Stock converted 1,246,000 shares into 1,216,000 shares of common stock, leaving no shares outstanding at June 30, 2004 as compared to 1,246,000 at June 30, 2003.

     In July 2003, we closed a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock. A portion of the proceeds from this offering were used to redeem all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock on July 15, 2003.

     In September 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock. Subsequently, certain holders of our Series E Cumulative Convertible and Redeemable Preferred Stock converted 385,630 shares into 295,181 shares of common stock, leaving 674,370 outstanding at June 30, 2004.

Non-GAAP Financial Measures

     We believe that net income, as defined by U.S. GAAP, is the most appropriate earnings measurement. However, we consider FFO to be a useful supplemental measure of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation from net income. FFO, as defined by NAREIT, means net income, computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Additionally, our historical results include an adjustment for a preferred stock redemption charge for the three months ended September 30, 2003 but exclude adjustments for impairment charges.

     In August 2003, we adopted the SEC clarification of Emerging Issues Task Force (“EITF”) Topic D-42. To implement the clarified accounting pronouncement, our 2003 results reflect a reduction in net income available to common stockholders resulting from a non-cash, non-recurring charge of $2,790,000, or $0.06 per diluted share, due to the redemption of our 8.875% Series B Cumulative Redeemable Preferred Stock in July 2003. NAREIT has issued its recommendation that preferred stock redemption charges should not be added back to net income in the calculation of FFO. Although we have adopted this recommendation, we have also disclosed FFO adjusted for the preferred stock redemption charge for enhanced clarity. Additionally, we believe that the nature of the charge is non-recurring because there was not a similar charge during the two preceding years and we do not anticipate a similar charge in the succeeding two years.

     In October 2003, NAREIT informed its member companies that the SEC had changed its position on certain aspects of the NAREIT FFO definition, including impairment charges. Previously, the SEC accepted NAREIT’s view that impairment charges were effectively an early recognition of an expected loss on an impending sale of property and thus should be excluded from FFO similar to other gains and losses on sales. However, the SEC’s clarified interpretation is that recurring impairments taken on real property may not be added back to net income in the calculation of FFO. We have adopted this interpretation and have excluded impairment charges of $2,792,000, or $0.06 per diluted share, recorded for the three months ended December 31, 2003.

     EBITDA stands for earnings before interest, taxes, depreciation and amortization. Additionally, we exclude the non-cash provision for loan losses. We believe that EBITDA, along with net income and cash flow provided from operating activities, is an important supplemental measure because it provides additional information to assess and evaluate the performance of our operations. Additionally, restrictive covenants in our long-term debt arrangements contain financial ratios based on EBITDA. We primarily utilize EBITDA to measure our interest coverage ratio, which represents EBITDA divided by total interest, and our fixed charge coverage ratio, which represents EBITDA divided by fixed charges. Fixed charges include total interest and preferred dividends.

     FFO and EBITDA are financial measures that are widely used by investors, equity and debt analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. Management uses these financial measures to facilitate internal and external comparisons to our historical operating results, in making operating decisions and for budget planning purposes. Additionally, FFO is an internal evaluation metric utilized by the Board of Directors to evaluate management. FFO and EBITDA do not represent net income or cash flow provided from operating activities as determined in accordance with U.S. GAAP and should not be considered as alternative measures of profitability or liquidity. Finally, FFO and EBITDA, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts or other companies.

     The following table reflects the reconciliation of FFO to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation includes provision for depreciation from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30
	2003	2003	2003	2003	2004	2004
FFO Reconciliation:
Net income available to common stockholders	$16,451	$16,744	$20,601	$16,935	$18,655	$19,207
Provision for depreciation	11,657	11,856	13,258	16,098	17,134	17,682
Loss (gain) on sales of properties	(34)		(4,278)	173		(1,129)

Funds from operations	28,074	28,600	29,581	33,206	35,789	35,760
Preferred stock redemption charge			2,790

Funds from operations - adjusted	$28,074	$28,600	$32,371	$33,206	$35,789	$35,760
Average common shares outstanding:
Basic	39,971	40,546	44,181	49,440	50,580	51,232
Diluted	40,473	41,136	44,833	50,119	51,358	51,828
Per share data:
Net income available to common stockholders
Basic	$0.41	$0.41	$0.47	$0.34	$0.37	$0.37
Diluted	0.41	0.41	0.46	0.34	0.36	0.37
Funds from operations
Basic	$0.70	$0.71	$0.67	$0.67	$0.71	$0.70
Diluted	0.69	0.70	0.66	0.66	0.70	0.69
Funds from operations - adjusted
Basic	$0.70	$0.71	$0.73	$0.67	$0.71	$0.70
Diluted	0.69	0.70	0.72	0.66	0.70	0.69

     The following table reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation and interest expense includes provision for depreciation and interest expense from discontinued operations. Amortization includes amortization of deferred loan expenses, restricted stock and stock options. Dollars are in thousands.

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30
	2003	2003	2003	2003	2004	2004
EBITDA Reconciliation:
Net income	$19,297	$19,062	$25,301	$19,079	$20,925	$21,429
Interest expense	11,876	13,161	13,273	17,066	18,552	17,366
Capitalized interest	258	380	490	407	137	199
Provision for depreciation	11,657	11,856	13,258	16,098	17,134	17,682
Amortization	1,188	736	931	1,102	1,118	1,092
Provision for loan losses	250	250	250	2,120	300	300

EBITDA	$44,526	$45,445	$53,503	$55,872	$58,166	$58,068
Interest Coverage Ratio:
Interest expense	$11,876	$13,161	$13,273	$17,066	$18,552	$17,366
Capitalized interest	258	380	490	407	137	199

Total interest	12,134	13,541	13,763	17,473	18,689	17,565
EBITDA	$44,526	$45,445	$53,503	$55,872	$58,166	$58,068

Interest coverage ratio	3.67x	3.36x	3.89x	3.20x	3.11x	3.31x
Fixed Charge Coverage Ratio:
Total interest	$12,134	$13,541	$13,763	$17,473	$18,689	$17,565
Preferred dividends	2,846	2,318	1,910	2,144	2,270	2,222

Total fixed charges	14,980	15,859	15,673	19,617	20,959	19,787
EBITDA	$44,526	$45,445	$53,503	$55,872	$58,166	$58,068

Fixed charge coverage ratio	2.97x	2.87x	3.41x	2.85x	2.78x	2.93x

Critical Accounting Policies

     Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions. Management considers an accounting estimate or assumption critical if:

•	the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	the impact of the estimates and assumptions on financial condition or operating performance is material.

     Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for further information on significant accounting policies that impact us. There have been no material changes to these policies in 2004, except for the new policy regarding the fair value of derivative instruments.

     The following table presents information about our critical accounting policies, as well as the material assumptions used to develop each estimate.

Nature of Critical	Assumptions/Approach
Accounting Estimate	Used
Allowance for Loan Losses

We maintain an allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended, and SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a regular evaluation of all outstanding loans. If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. To the extent circumstances improve and the risk of collectibility is diminished, we will return these loans to full accrual status.
The determination of the allowance is based on a quarterly evaluation of all outstanding loans, including general economic conditions and estimated collectibility of loan payments and principal. We evaluate the collectibility of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying property.

For the six months ended June 30, 2004 we recorded $600,000 as provision for loan losses, resulting in an allowance for loan losses of $8,425,000 relating to loans with outstanding balances of $54,301,000 at June 30, 2004. We did not write-off any loans against the allowance for loan losses during that period. Also at June 30, 2004, we had loans with outstanding balances of $16,967,000 on non-accrual status.

Depreciation and Useful Lives

Substantially all of the properties owned by us are leased under operating leases and are recorded at cost. The cost of our real property is allocated to land, buildings, improvements and intangibles in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The allocation of the acquisition costs of properties is based on appraisals commissioned from independent real estate appraisal firms.
We compute depreciation on our properties using the straight-line method based on their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements.

For the six months ended June 30, 2004, we recorded $27,957,000 and $6,853,000 as provision for depreciation relating to buildings and improvements, respectively. The average useful life of our buildings and improvements was 29.2 years and 9.4 years, respectively, at June 30, 2004.

Impairment of Long-Lived Assets

We review our long-lived assets for potential impairment in accordance with Statement of Financial Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. An impairment charge must be recognized when the carrying value of a long-lived asset is not recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that a permanent impairment of a long-lived asset has occurred, the carrying value of the asset is reduced to its fair value and an impairment charge is recognized for the difference between the carrying value and the fair value.
The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if there are indicators of impairment. These indicators may include anticipated operating losses at the property level, the tenant’s inability to make rent payments, a decision to dispose of an asset before the end of its estimated useful life and changes in the market that may permanently reduce the value of the property. If indicators of impairment exist, then the undiscounted future cash flows from the most likely use of the property are compared to the current net book value. This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated from the property during the period the property is expected to be held.

We did not record any impairment charges for the six months ended June 30, 2004.

Nature of Critical	Assumptions/Approach
Accounting Estimate	Used
Fair Value of Derivative Instruments

The valuation of derivative instruments is accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Statement No. 133, as amended, requires companies to record derivatives at fair market value on the balance sheet as assets or liabilities.
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At June 30, 2004, we participated in two interest rate swap agreements related to our long-term debt. At June 30, 2004, the swaps were reported at their fair value as a $28,000 liability. For the three and six months ended June 30, 2004, we generated $513,000 of savings related to our swaps that was recorded as a reduction of interest expense.

Revenue Recognition

Revenue is recorded in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”), as amended. SAB101 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility. If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risk. Operating lease income generally includes base rent payments plus fixed annual rent increases, which are recognized on a straight-line basis over the minimum lease period subject to an evaluation of collectibility risk. This lease income is greater than the amount of cash received during the first half of the lease term. In some instances, the leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This rent is not recognized until the appropriate contingencies have been resolved.
We evaluate the collectibility of our revenues and related receivables on an on-going basis. We evaluate collectibility based on assumptions and other considerations including, but not limited to, the certainty of payment, payment history, the financial strength of the investment’s underlying operations as measured by cash flows and payment coverages, the value of the underlying collateral and guaranties and current economic conditions.

If our evaluation indicates that collectibility is not reasonably assured, we may place an investment on non-accrual or reserve against all or a portion of current income as an offset to revenue.

For the six months ended June 30, 2004 we recognized $11,636,000 of interest income and $108,127,000 of rental income. Rental income includes $9,133,000 of straight-line rental income. At June 30, 2004, our straight-line receivable balance was $56,904,000. Also at June 30, 2004, we had loans with outstanding balances of $16,967,000 on non-accrual status.

Forward-Looking Statements and Risk Factors

     This quarterly report on Form 10-Q of the Company may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern the possible expansion of our portfolio; the performance of our operators and properties; our ability to enter into agreements with new viable tenants for properties which we take back from financially troubled tenants, if any; our ability to make distributions; our policies and plans regarding investments, financings and other matters; our tax status as a real estate investment trust; our ability to appropriately balance the use of debt and equity; and our ability to access capital markets or other sources of funds. When we use words such as “believe,” “expect,” “anticipate,” or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including prevailing interest rates; compliance with and changes to regulations and payment policies within the health care industry; changes in financing terms; competition within the health care and senior housing industries; and changes in federal, state and local legislation. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2003, including factors identified under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. The following section is presented to provide a discussion of the risks associated with potential fluctuations in interest rates.

     We historically borrow on our unsecured lines of credit arrangements to make acquisitions of, loans to or to construct health care facilities. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under the unsecured lines of credit arrangements.

     A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. A one percent increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $28,566,000 at June 30, 2004 ($15,366,000 at June 30, 2003). Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets.

     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At June 30, 2004, the Swaps were reported at their fair value as a $28,000 liability. A one percent increase in interest rates would result in a decrease in fair value of our Swaps by approximately $7,433,000 at June 30, 2004. We had no interest rate swap agreements outstanding at June 30, 2003.

     Our variable rate debt, including our unsecured lines of credit arrangements, is reflected at fair value. At June 30, 2004, we had $41,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a one percent increase in interest rates would result in increased annual interest expense of $410,000. At June 30, 2003, we had $156,900,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a one percent increase in interest rates would result in increased annual interest expense of $1,569,000.

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

Item 4. Controls and Procedures

     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file with or submit to the Securities Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See the disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part 1 of this report regarding the developments in the bankruptcy proceeding of Doctors Community Health Care Corporation, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     Our annual meeting of stockholders was duly called and held on May 6, 2004 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the Board’s nominees for election as directors as listed in the Proxy Statement, and all such nominees were elected.

     Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

Proposal #1 - The election of three directors for a term of three years:

Nominee	For	Against
Thomas J. DeRosa	46,915,823	443,370
Jeffrey H. Donahue	46,908,308	450,885
Bruce G. Thompson	37,970,224	9,388,969

Proposal #2 - The ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year 2004:

For	46,425,542
Against	815,650
Abstain	117,999

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Credit Agreement by and among Health Care REIT, Inc. and certain of its subsidiaries, First Federal Bank of the Midwest, Mercantile-Safe Deposit and Trust Company and Fifth Third Bank, dated as of May 28, 2004.

10.2	Employment Agreement, effective July 1, 2004, by and between Health Care REIT, Inc. and Jeffrey H. Miller.

10.3	ISDA Master Agreement and Schedule dated as of May 6, 2004 by and between Bank of America, N.A. and Health Care REIT, Inc.

10.4	Interest Rate Swap Confirmation dated May 10, 2004 between Health Care REIT, Inc. and Bank of America, N.A.

10.5	Interest Rate Swap Confirmation dated May 6, 2004 between Health Care REIT, Inc. and Deutsche Bank AG.

10.6	Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

(b)	Reports on Form 8-K

Date of Report	Item	Description
May 6, 2004	12	The Company issued a press release announcing earnings results for the quarter ended March 31, 2004.

July 20, 2004	12	The Company issued a press release announcing earnings results for the quarter ended June 30, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.

Date: July 23, 2004	By:	/s/ George L. Chapman

George L. Chapman,
Chairman and Chief Executive Officer

Date: July 23, 2004	By:	/s/ Raymond W. Braun

Raymond W. Braun,
President and Chief Financial Officer

Date: July 23, 2004	By:	/s/ Michael A. Crabtree

Michael A. Crabtree,
Chief Accounting Officer