Form 10-Q
period 2004-09-30
HEALTH CARE REIT INC /DE/
filed 2004-10-26
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

or

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

Yes ☑            No ☐

     As of October 15, 2004, the registrant had 52,416,466 shares of common stock outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets - September 30, 2004 and December 31, 2003	3
Consolidated Statements of Income - Three and nine months ended September 30, 2004 and 2003	4
Consolidated Statements of Stockholders’ Equity – Nine months ended September 30, 2004 and 2003	5
Consolidated Statements of Cash Flows – Nine months ended September 30, 2004 and 2003	6
Notes to Unaudited Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION
Item 6. Exhibits	29
SIGNATURES	29
Exhibit 10.1 Form of Stock Option Agreement
Exhibit 10.2 Form of Restricted Stock Agreement
Exhibit 10.3 Form of Stock Option Agreement
Exhibit 10.4 Form of Restricted Stock Agreement
Exhibit 31.1 Certification of Chief Executive Officer
Exhibit 31.2 Certification of Chief Financial Officer
Exhibit 32.1 Section 1350 CEO Certification
Exhibit 32.2 Section 1350 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	September 30	December 31
	2004	2003
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned
Land	$193,802	$166,408
Buildings & improvements	2,075,442	1,712,868
Construction in progress	24,025	14,701

	2,293,269	1,893,977
Less accumulated depreciation	(200,923)	(152,440)

Total real property owned	2,092,346	1,741,537
Loans receivable
Real property loans	209,449	213,480
Subdebt investments	59,372	45,254

	268,821	258,734
Less allowance for losses on loans receivable	(8,725)	(7,825)

	260,096	250,909

Net real estate investments	2,352,442	1,992,446
Other assets:
Equity investments	3,298	3,299
Deferred loan expenses	7,506	10,331
Cash and cash equivalents	15,419	124,496
Receivables and other assets	72,649	52,159

	98,872	190,285

Total assets	$2,451,314	$2,182,731

Liabilities and stockholders’ equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$80,000	$0
Senior unsecured notes	875,000	865,000
Secured debt	146,341	148,184
Accrued expenses and other liabilities	15,959	19,868

Total liabilities	1,117,300	1,033,052
Stockholders’ equity:
Preferred stock	289,294	120,761
Common stock	52,127	50,298
Capital in excess of par value	1,117,782	1,069,887
Treasury stock	(850)	(523)
Cumulative net income	724,607	660,446
Cumulative dividends	(847,922)	(749,166)
Accumulated other comprehensive income	1	1
Other equity	(1,025)	(2,025)

Total stockholders’ equity	1,334,014	1,149,679

Total liabilities and stockholders’ equity	$2,451,314	$2,182,731

NOTE: The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(In thousands, except per share data)
Revenues:
Rental income	$57,476	$42,417	$163,980	$118,935
Interest income	5,560	5,797	17,196	15,927
Transaction fees and other income	593	872	1,873	2,108

	63,629	49,086	183,049	136,970
Expenses:
Interest expense	17,896	12,801	53,372	36,194
Provision for depreciation	18,889	12,599	53,133	33,921
General and administrative	3,618	2,995	10,339	8,452
Loan expense	805	717	2,568	2,032
Impairment of assets	314		314
Provision for loan losses	300	250	900	750

	41,822	29,362	120,626	81,349

Income from continuing operations	21,807	19,724	62,423	55,621
Discontinued operations:
Net gain (loss) on sales of properties		4,278	1,129	4,312
Income (loss) from discontinued operations, net		1,299	609	3,727

	0	5,577	1,738	8,039
Net income	21,807	25,301	64,161	63,660
Preferred stock dividends	2,803	1,910	7,295	7,074
Preferred stock redemption charge		2,790		2,790

Net income available to common stockholders	$19,004	$20,601	$56,866	$53,796

Average number of common shares outstanding:
Basic	51,538	44,181	51,200	41,602
Diluted	52,008	44,833	51,787	42,165
Earnings per share:
Basic:
Income from continuing operations available to common stockholders	$0.37	$0.34	$1.08	$1.10
Discontinued operations, net		0.13	0.03	0.19

Net income available to common stockholders	$0.37	$0.47	$1.11	$1.29
Diluted:
Income from continuing operations available to common stockholders	$0.37	$0.34	$1.07	$1.09
Discontinued operations, net		0.12	0.03	0.19

Net income available to common stockholders	$0.37	$0.46	$1.10	$1.28
Dividends declared and paid per common share	$0.60	$0.585	$1.785	$1.755

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Nine Months Ended September 30, 2004
							Accumulated
			Capital In				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
				(In thousands)
Balances at beginning of period	$120,761	$50,298	$1,069,887	$(523)	$660,446	$(749,166)	$1	$(2,025)	$1,149,679
Comprehensive income:
Net income					64,161				64,161
Other comprehensive income:
Unrealized gain (loss) on equity investments									0

Total comprehensive income									64,161

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		1,631	47,254	(327)					48,558
Proceeds from issuance of preferred shares	175,000		(5,628)						169,372
Conversion of preferred stock	(6,467)	198	6,269						0
Restricted stock amortization								716	716
Compensation expense related to stock options								284	284
Cash dividends paid:
Common stock-$1.785 per share						(91,461)			(91,461)
Preferred stock, Series D-$1.4766 per share						(5,907)			(5,907)
Preferred stock, Series E-$1.125 per share						(795)			(795)
Preferred stock, Series F-$0.085 per share						(593)			(593)

Balances at end of period	$289,294	$52,127	$1,117,782	$(850)	$724,607	$(847,922)	$1	$(1,025)	$1,334,014

	Nine Months Ended September 30, 2003
							Accumulated
			Capital In				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
				(In thousands)
Balances at beginning of period	$127,500	$40,086	$790,838	$0	$580,496	$(638,085)	$(170)	$(3,433)	$897,232
Comprehensive income:
Net income					63,660				63,660
Other comprehensive income:
Unrealized gain (loss) on equity investments							(11)		(11)
Foreign currency translation adjustment							309		309

Total comprehensive income									63,958

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		1,826	49,226					53	51,105
Proceeds from issuance of common shares		4,783	134,750						139,533
Proceeds from issuance of preferred shares	126,500		(3,150)						123,350
Redemption of preferred stock	(75,000)		2,790		(2,790)				(75,000)
Conversion of preferred stock	(33,850)	1,321	32,529						0
Restricted stock amortization								887	887
Compensation expense related to stock options								148	148
Cash dividends paid:
Common stock-$1.755 per share						(73,015)			(73,015)
Preferred stock, Series B-$1.20 per share						(3,605)			(3,605)
Preferred stock, Series C-$1.6875 per share						(1,653)			(1,653)
Preferred stock, Series D-$0.454 per share						(1,816)			(1,816)

Balances at end of period	$145,150	$48,016	$1,006,983	$0	$641,366	$(718,174)	$128	$(2,345)	$1,121,124

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30
	2004	2003
	(In thousands)
Operating activities
Net income	$64,161	$63,660
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for depreciation	53,705	36,772
Amortization	3,231	2,855
Provision for loan losses	900	750
Impairment of assets	314
Rental income in excess of cash received	(12,135)	(7,025)
Equity in (earnings) losses of affiliated companies		(270)
(Gain) loss on sales of properties	(1,129)	(4,312)
Increase (decrease) in accrued expenses and other liabilities	(8,483)	(13,223)
Decrease (increase) in receivables and other assets	(5,266)	(4,535)

Net cash provided from (used in) operating activities	95,298	74,672
Investing activities
Investment in real property	(431,923)	(367,124)
Investment in loans receivable and subdebt investments	(39,702)	(90,088)
Other investments, net of payments		414
Principal collected on loans receivable and subdebt investments	22,732	54,929
Proceeds from sales of properties	34,937	65,160
Other	1,328	(202)

Net cash provided from (used in) investing activities	(412,628)	(336,911)
Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	80,000	33,500
Proceeds from issuance of senior notes	50,801	100,000
Principal payments on senior notes	(40,000)
Principal payments on secured debt	(1,843)	(4,411)
Net proceeds from the issuance of common stock	48,885	190,638
Net proceeds from the issuance of preferred stock	169,372	96,850
Redemption of preferred stock		(75,000)
Decrease (increase) in deferred loan expense	(206)	(627)
Cash distributions to stockholders	(98,756)	(80,089)

Net cash provided from (used in) financing activities	208,253	260,861

Increase (decrease) in cash and cash equivalents	(109,077)	(1,378)
Cash and cash equivalents at beginning of period	124,496	9,550

Cash and cash equivalents at end of period	$15,419	$8,172

Supplemental cash flow information-interest paid	$62,373	$47,634

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily an indication of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B – Real Estate Investments

     During the nine months ended September 30, 2004, we invested $421,004,000 in real property, provided permanent mortgage and loan financings of $18,364,000, made construction advances of $10,919,000 and funded $21,338,000 of subdebt investments. As of September 30, 2004, we had approximately $5,814,000 in unfunded construction commitments. Also during the nine months ended September 30, 2004, we sold real property generating $34,937,000 of net proceeds and collected $15,511,000 and $7,221,000 as repayment of principal on loans receivable and subdebt investments, respectively.

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

     On August 20, 2004, we paid a dividend of $0.60 per share to stockholders of record on July 30, 2004. This dividend related to the period from April 1, 2004 through June 30, 2004.

NOTE E – Derivative Instruments

     In June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133, as amended, requires companies to record derivatives at fair market value on the balance sheet as assets or liabilities. On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement No. 133, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At September 30, 2004, the Swaps were reported at their fair value as a $4,574,000 asset. For the three and nine months ended September 30, 2004, we generated $719,000 and $1,232,000, respectively, of savings related to our Swaps that was recorded as a reduction of interest expense. We had no interest rate swap agreements outstanding at September 30, 2003.

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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – Discontinued Operations

     During the nine months ended September 30, 2004, we sold four assisted living facilities, one skilled nursing facility and one specialty care hospital with carrying values of $33,808,000 for a net gain of $1,129,000. In accordance with Statement of Financial Accounting Standards No. 144, we have reclassified the income and expenses attributable to all properties sold subsequent to January 1, 2002 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying the properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Revenues:
Rental income	$0	$2,430	$1,622	$8,696
Expenses:
Interest expense	0	472	441	2,118
Provision for depreciation	0	659	572	2,851

Income (loss) from discontinued operations, net	$0	$1,299	$609	$3,727

NOTE G – Contingent Liabilities

     We have guaranteed the payment of industrial revenue bonds for one assisted living facility, in the event that the present owner defaults upon its obligations. In consideration for this guaranty, we receive and recognize fees annually related to this agreement. This guaranty expires upon the repayment of the industrial revenue bonds which currently mature in 2009. At September 30, 2004, we were contingently liable for $3,195,000 under this guaranty.

     As of September 30, 2004, we had approximately $5,814,000 of unfunded construction commitments.

NOTE H – Accumulated Other Comprehensive Income

     Accumulated other comprehensive income includes unrealized gains or losses on our equity investments for 2004. For 2003, accumulated other comprehensive income also includes foreign currency translation adjustments. These items are included as components of stockholders’ equity. Other comprehensive income for the three and nine months ended September 30, 2004 totaled $0 and $0, respectively, and ($125,000) and $298,000 for the same periods in 2003.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Numerator for basic and diluted earnings per share - net income available to common stockholders	$19,004	$20,601	$56,866	$53,796

Denominator for basic earnings per share - weighted average shares	51,538	44,181	51,200	41,602
Effect of dilutive securities:
Employee stock options	283	450	400	361
Non-vested restricted shares	187	202	187	202

Dilutive potential common shares	470	652	587	563

Denominator for diluted earnings per share - adjusted weighted average shares	52,008	44,833	51,787	42,165

Basic earnings per share	$0.37	$0.47	$1.11	$1.29

Diluted earnings per share	$0.37	$0.46	$1.10	$1.28

     The diluted earnings per share calculation excludes the dilutive effect of 112,000 and 112,000 options for the three and nine months ended September 30, 2004, respectively, and 0 and 0 options for the same periods in 2003, because the exercise price was greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock was not included in this calculation as the effect of the conversion was anti-dilutive.

NOTE J – Other Equity

     Other equity consists of the following (in thousands):

	September 30	December 31
	2004	2003
Accumulated compensation expense related to stock options	$457	$173
Unamortized restricted stock	(1,482)	(2,198)

	$(1,025)	$(2,025)

     Unamortized restricted stock represents the unamortized value of restricted stock granted to employees and directors prior to December 31, 2002. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $238,000 and $716,000 for the three and nine months ended September 30, 2004, respectively, and $294,000 and $887,000 for the same periods in 2003.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, that we are required to adopt for fiscal years beginning after December 15, 2002, with transition provisions for certain matters. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we commenced recognizing compensation expense in accordance with Statement 123, as amended, on a prospective basis. Accumulated option compensation expense represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $95,000 and $284,000 for the three and nine months ended September 30, 2004, respectively, and $26,000 and $148,000 for the same periods in 2003.

     The following table illustrates the effect on net income available to common stockholders if we had applied the fair value recognition provisions of Statement 123, as amended, to stock-based compensation for options granted since 1995 but prior to adoption at January 1, 2003 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Numerator:
Net income available to common stockholders - as reported	$19,004	$20,601	$56,866	$53,796
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	76	103	229	315

Net income available to common stockholders - pro forma	$18,928	$20,498	$56,637	$53,481

Denominator:
Basic weighted average shares - as reported and pro forma	51,538	44,181	51,200	41,602
Effect of dilutive securities:
Employee stock options - pro forma	269	409	386	316
Non-vested restricted shares	187	202	187	202

Dilutive potential common shares	456	611	573	518

Diluted weighted average shares - pro forma	51,994	44,792	51,773	42,120

Net income available to common stockholders per share - as reported
Basic	$0.37	$0.47	$1.11	$1.29
Diluted	0.37	0.46	1.10	1.28
Net income available to common stockholders per share - pro forma
Basic	$0.37	$0.46	$1.11	$1.29
Diluted	0.36	0.46	1.09	1.27

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K – Impairment of Assets

     During the nine months ended September 30, 2004, it was determined that the projected undiscounted cash flows from a property did not exceed its related net book value and an impairment charge of $314,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value was determined by an offer to purchase received from a third party. There were no impairments for the same period in 2003.

NOTE L – Significant Changes and Events

     In September 2004, we closed on a public offering of 7,000,000 shares of 7.625% Series F Cumulative Redeemable Preferred Stock, which generated net proceeds of approximately $169,372,000. The shares have a liquidation value of $25 per share. The preferred stock, which has no stated maturity, may be redeemed by us at par on or after September 14, 2009. The proceeds were used to repay borrowings under our unsecured lines of credit arrangements and to invest in additional health care properties.

     In September 2004, we issued $50,000,000 of 6.0% senior unsecured notes, maturing in November 2013, at an effective yield of 5.68%. These notes were an add-on to the $250,000,000 senior unsecured notes issued in November 2003. The aggregate principal amount of outstanding notes of this series is now $300,000,000. The estimated net proceeds of $50,801,000 were used to invest in additional health care properties.

NOTE M – New Accounting Policies

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity. We have performed a quantitative analysis for certain variable interests in our operators and determined that none of the operators’ businesses are variable interest entities because the fair value of the equity of these businesses exceeds the expected losses as calculated. In addition to our quantitative analysis, our evaluation also included an analysis of aspects of our operators’ businesses, such as involvement in the day to day decision making of the operators’ businesses, ownership or voting rights in any of these businesses and participation in the profits or losses of such businesses, to further determine the absence of a controlling financial interest in the context of the Interpretation.

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

Executive Overview

Business

     Health Care REIT, Inc. is a self-administered, equity real estate investment trust (“REIT”) that invests in health care facilities, primarily skilled nursing and assisted living facilities. We also invest in specialty care facilities. As of September 30, 2004, long-term care facilities, which include skilled nursing and assisted living facilities, comprised approximately 94 percent of our investment portfolio. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of September 30, 2004:

Type		Percentage		Percentage	Number	Number	Investment	Number	Number
of	Investments (1)	of	Revenues (2)	of	of	of	per	of	of
Facility	(in thousands)	Investments	(in thousands)	Revenues	Facilities	Beds/Units	Bed/Unit (3)	Operators (4)	States (4)
Assisted Living Facilities	$1,341,872	57%	$102,814	56%	235	15,786	$85,372	31	33
Skilled Nursing Facilities	871,128	37%	70,276	38%	136	18,829	46,265	20	21
Specialty Care Facilities	151,362	6%	11,581	6%	8	1,111	136,239	5	5

Totals	$2,364,362	100%	$184,671	100%	379	35,726

(1)	Investments include real estate investments and credit enhancements which amounted to $2,361,167,000 and $3,195,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the nine months ended September 30, 2004.

(3)	Investment per Bed/Unit was computed by using the total investment amount of $2,370,176,000 which includes real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $2,361,167,000, $3,195,000 and $5,814,000, respectively.

(4)	We have investments in properties located in 33 states and managed by 49 different operators.

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

     In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. We typically invest in or finance up to 90 percent of the stabilized appraised value of a property. Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates. As of September 30, 2004, 83 percent of our real property was subject to master leases, 95 percent of our real estate investments were cross-defaulted and 78 percent of our real property loans were cross-collateralized.

     For the nine months ended September 30, 2004, rental income and interest income represented 91 percent and nine percent, respectively, of total gross revenues. Prior to June 2004, our standard lease structure contained fixed annual rental escalators, which are generally recognized on a straight-line basis over the minimum lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. This lease structure will initially generate lower revenues, net income and funds from operations, but will enable us to generate additional organic growth and minimize non-cash straight-line rent over time. This change will not affect our cash flow nor our ability to pay dividends. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We expect to complete approximately $400,000,000 to $500,000,000 of new investments net of real property sales and mortgage loan payoffs for the full year 2004. During the nine months ended September 30, 2004, we completed $459,057,000 of gross new investments and had $34,918,000 of real property sales and mortgage loan payoffs for net investments of $424,139,000. Although no investment payoffs have been specifically identified, we anticipate the potential repayment of certain mortgage loans receivable and the possible sale of additional real property. To the extent that mortgage loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any mortgage loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured lines of credit arrangements. At September 30, 2004, we had $15,419,000 of cash and cash equivalents and $260,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.

Key Transactions in 2004

     We completed the following key transactions during the nine months ended September 30, 2004:

•	our Board of Directors increased our quarterly dividend to $0.60 per share, which represents a one and one-half cent increase from the quarterly dividend of $0.585 paid for 2003. The dividend declared for the quarter ended September 30, 2004 represents the 134th consecutive dividend payment;

•	we expanded our primary unsecured line of credit arrangement from $225,000,000 to $310,000,000. The existing bank group, in conjunction with two new participants, First Tennessee Bank, N.A. and LaSalle Bank National Association, provided the additional capacity;

•	we extended our $30,000,000 unsecured line of credit arrangement to May 2005;

•	we issued 7,000,000 shares of 7.625% Series F Cumulative Redeemable Preferred Stock, generating approximately $169,372,000 of net proceeds;

•	we issued $50,000,000 of senior unsecured notes due November 15, 2013, at an effective yield of 5.68%, generating approximately $50,801,000 of net proceeds;

•	we completed $459,057,000 of new investments and had $34,918,000 of real property sales and mortgage loan payoffs; and

•	our only remaining operator bankruptcy was resolved with the April 2004 bankruptcy court approval of the debtors’ plan of reorganization for Doctors Community Health Care Corporation.

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

     Operating Performance. We believe that net income available to common stockholders (“NICS”) is the most appropriate earnings measure. Another useful supplemental measure of our operating performance is funds from operations (“FFO”); however, this supplemental measure is not defined by accounting principles generally accepted in the United States (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion of FFO and a reconciliation of FFO to NICS. NICS, FFO and their relative per share amounts are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends for our operating performance measures (dollars in thousands except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30
	2003	2003	2003	2003	2004	2004	2004
Net income available to common stockholders	$16,451	$16,744	$20,601	$16,935	$18,655	$19,207	$19,004
Funds from operations	28,074	28,600	29,581	33,206	35,789	35,760	37,893
Per share data (fully diluted):
Net income available to common stockholders	$0.41	$0.41	$0.46	$0.34	$0.36	$0.37	$0.37
Funds from operations	0.69	0.70	0.66	0.66	0.70	0.69	0.73

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

	Period Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30
	2003	2003	2003	2003	2004	2004	2004
Asset mix:
Real property	86%	87%	88%	87%	87%	88%	89%
Loans receivable	13%	12%	10%	11%	11%	10%	9%
Subdebt investments	1%	1%	2%	2%	2%	2%	2%
Investment mix:
Assisted living facilities	57%	54%	61%	60%	58%	57%	57%
Skilled nursing facilities	35%	38%	32%	32%	34%	36%	37%
Specialty care facilities	8%	8%	7%	8%	8%	7%	6%
Operator mix:
Emeritus Corporation			12%	12%	11%	11%	15%
Southern Assisted Living, Inc.			11%	11%	10%	10%	9%
Commonwealth Communities L.L.C.	12%	12%	10%	10%	10%	10%	8%
Delta Health Group, Inc.							8%
Home Quality Management, Inc.	7%	7%	6%	7%	9%	9%	8%
Life Care Centers of America, Inc.	8%	7%	6%	6%	6%	6%
Merrill Gardens L.L.C.	8%	7%
Alterra Healthcare Corporation	7%	6%
Remaining operators	58%	61%	55%	54%	54%	54%	52%
Geographic mix:
Florida	10%	9%	9%	9%	9%	11%	16%
Massachusetts	15%	15%	14%	13%	14%	14%	12%
North Caorlina			11%	10%	10%	10%	9%
Texas	7%	7%	6%	6%			7%
Tennessee		6%			7%	7%	6%
Ohio	7%	7%	6%	6%	6%	6%
California	6%
Remaining states	55%	56%	54%	56%	54%	52%	50%

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

	Three Months Ended
	March 31		June 30		September 30		December 31		March 31		June 30		September 30
	2003		2003		2003		2003		2004		2004		2004
Debt to book capitalization ratio	45%		48%		45%		47%		47%		47%		45%
Debt to market capitalization ratio	38%		38%		36%		34%		32%		32%		34%
Interest coverage ratio	3.67	x	3.36	x	3.89	x	3.20	x	3.11	x	3.31	x	3.31	x
Fixed charge coverage ratio	2.97	x	2.87	x	3.41	x	2.85	x	2.78	x	2.93	x	2.87	x

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

Portfolio Update

     We are pleased with the continuing improvement of our portfolio. Our overall payment coverage is at 1.71 times and represents an increase of seven basis points from the prior quarter. The following is a summary of the key performance measures for our portfolio. Census and payor mix data reflects the three months ended June 30, 2004. Coverage data reflects the twelve months ended June 30, 2004.

		Payor Mix		Coverage Data
				Before	After
	Census	Private	Medicare	Management Fees	Management Fees
Assisted Living Facilities	86%	85%	0%	1.44x	1.22x
Skilled Nursing Facilities	86%	17%	15%	2.06x	1.59x
Specialty Care Facilities	67%	16%	47%	2.20x	1.67x

			Weighted Averages	1.71x	1.38x

     Assisted Living Portfolio. At September 30, 2004, our assisted living portfolio was comprised of 235 facilities with 15,786 units and an investment balance of $1,341,872,000. The stabilized portfolio was comprised of 231 facilities with 15,145 units, an investment balance of $1,306,838,000, and payment coverage of 1.44 times, an increase of four basis points from the prior quarter. Our fill-up and construction properties remained within our stated goal of having ten to 15 percent of the portfolio in construction and fill-up. We currently have two assisted living facilities remaining in fill-up, representing approximately one percent of our revenues. Both facilities have occupancy of less than 50 percent. Two assisted living facilities stabilized during the quarter. Finally, we have two assisted living facilities in construction.

     Skilled Nursing Portfolio. At September 30, 2004, our skilled nursing portfolio was comprised of 136 facilities with 18,829 beds and an investment balance of $871,128,000. Average occupancies have risen from a low of 81 percent in the third quarter of 2000 to 86 percent in the second quarter of 2004. Our payment coverage remains strong at 2.06 times, an increase of nine basis points from the prior quarter.

     Specialty Care Portfolio. At September 30, 2004, our specialty care portfolio was comprised of eight facilities with 1,111 beds and an investment balance of $151,362,000. Our payment coverage remains strong at 2.20 times, an increase of 29 basis points from the prior quarter.

Corporate Governance

     Maintaining investor confidence and trust has become increasingly important in today’s business environment. Health Care REIT, Inc.’s Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. In March 2004, the Board of Directors adopted its Corporate Governance Guidelines. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on our Web site at www.hcreit.com and from us upon written request sent to the Vice President and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio, 43603-1475.

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

•	Prohibition on director/officer loans – effective July 2002, new officer and director loans are prohibited;

•	CEO/CFO certifications – beginning with the Form 10-Q for the period ended September 30, 2002, we provide the required CEO and CFO certifications attesting to the effectiveness of our disclosure controls and procedures for all necessary SEC filings;

•	Acceleration of Section 16 reports – we continue to meet the two day filing requirement for Section 16 reports, effective August 29, 2002, and we submit them electronically as of June 30, 2003;

•	Form 8-K Item 12 – our quarterly earnings releases are now furnished to the SEC via Form 8-K Item 12 (renumbered as Item 2.01 effective as of August 23, 2004) beginning with the quarter ended March 31, 2003;

•	Non-GAAP financial measures – all public disclosures issued subsequent to March 28, 2003 contain the required reconciliations and discussion of non-GAAP financial measures. Our primary non-GAAP financial measures are FFO and EBITDA;

•	Off-balance sheet arrangements and contractual obligations – we have always reported these items and adopted the new disclosure format beginning with our Annual Report on Form 10-K for the year ended December 31, 2003;

•	Prohibition on hiring former employees of the independent registered public accounting firm – effective May 2003, we may not hire former team members of our independent registered public accounting firm unless they have passed the “cooling-off period” as defined by the SEC;

•	Pre-approval of non-audit services – the Audit Committee of the Board of Directors adopted a pre-approval policy in May 2003 and has continued to refine it as the SEC issues additional interpretations and guidance. A description of the current pre-approval policy can be found in our Proxy Statement for the 2004 Annual Meeting of Stockholders (“Proxy Statement”);

•	Audit Committee financial expert – the Board has determined that at least one member of the Audit Committee satisfies the definition of a “financial expert” and we have made the required disclosures in our Proxy Statement;

•	Filing deadline accelerations – we have met and plan to continue to meet the SEC’s staged acceleration plan regarding Forms 10-Q and 10-K filing deadlines;

•	Code of ethics – in connection with the adoption of our Corporate Governance Guidelines in March 2004, we adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. Our Code of Business Conduct and Ethics is available on our Web site at www.hcreit.com;

•	Independence – seven of our nine directors are independent and all members of our audit, compensation and nominating/corporate governance committees are independent. At each Board meeting, the non-management directors meet in a special session. Mr. Ballard, the chairman of the nominating/corporate governance committee, is the Presiding Director of such sessions;

•	Whistleblower mechanism – on January 28, 2004, the Audit Committee approved procedures for (a) the receipt, retention and treatment of complaints that we receive regarding accounting, internal accounting controls or auditing matters and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Information regarding our Corporate Governance Hotline is available on our Web site at www.hcreit.com; and

•	Disclosures regarding Committee functions and communications between security holders and the Board – beginning with the Proxy Statement, we have made the required disclosures regarding the independence and functions of the Committees of the Board of Directors and have provided our security holders with information so that they can communicate with our Board of Directors or any specific director.

     In addition to the items discussed above, the SEC has issued its final rules regarding compliance with SOX Section 404, Management Assessment of Internal Controls (“SOX404”). Pursuant to SOX404, we must develop enhanced procedures to understand, document, evaluate and monitor our internal controls and procedures for financial statement purposes. Beginning with the Annual Report on Form 10-K for the year ended December 31, 2004, we must provide an assessment report from management on the effectiveness of our internal controls. In addition, our independent registered public accounting firm must attest to and report on management’s assertions. We implemented a SOX404 compliance plan in April 2003 and intend to complete all necessary documentation and testing of our internal controls in time to provide the required management report for the current year. To date, we have incurred costs (both internal and external) related to SOX404 and other corporate governance compliance initiatives and we anticipate that we will incur additional costs. These costs are included in general and administrative expenses.

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

	Nine Months Ended		Change
	Sep. 30, 2004	Sep. 30, 2003	$	%
Cash and cash equivalents at beginning of period	$124,496	$9,550	$114,946	1,204%
Cash provided from (used in) operating activities	95,298	74,672	20,626	28%
Cash provided from (used in) investing activities	(412,628)	(336,911)	(75,717)	22%
Cash provided from (used in) financing activities	208,253	260,861	(52,608)	-20%

Cash and cash equivalents at end of period	$15,419	$8,172	$7,247	89%

     Operating Activities. Net cash provided from operating activities was $95,298,000 for the nine months ended September 30, 2004, a 28 percent increase compared to $74,672,000 for the same period in 2003. The increase is primarily attributable to increases in the provision for depreciation and changes in accrued expenses offset by decreases attributable to rental income in excess of cash received and gains on sales of properties. The changes in provision for depreciation and gains on sales of properties are discussed below in “Results of Operations.” Changes in accrued expenses are primarily due to timing of cash payments of contractual interest obligations and other miscellaneous liabilities. The change in rental income in excess of cash received is primarily attributable to the acquisition of rent-generating properties and the straight-line nature of our operating lease structures. As discussed above, our historical standard lease structure contained fixed annual rental escalators, which are generally recognized on a straight-line basis over the minimum lease period. This lease income is greater than the amount of cash received during the first half of the lease term.

     Investing Activities. Net cash used in investing activities was $412,628,000 for the nine months ended September 30, 2004, a 22 percent increase compared to $336,911,000 for the same period in 2003. The increase is primarily attributable to an increase in real property investments, a decrease in proceeds from sales of real property and a decrease in loan principal payments offset by a decrease in loan investments. As an equity REIT, we focus on real property investments. At September 30, 2004, 89 percent of our real estate investments were real property investments. The investment activity during the nine months ended September 30, 2004 was approximately 94 percent real property investments and six percent loans. Investments for the nine months ended September 30, 2004 included the acquisition of 21 assisted living facilities and 35 skilled nursing facilities for $400,731,000. The remaining $31,192,000 of real property investments relates primarily to funding of construction and renovations on existing facilities. For the same period in 2003, we acquired 67 assisted living facilities and 22 skilled nursing facilities for $444,331,000. However, the prior year acquisitions included the assumption of debt which reduced the amount funded by $97,743,000, resulting in $346,588,000 of cash disbursed for the acquisitions. In addition, we advanced $20,536,000 relating to construction and renovations on existing facilities. The change in principal collected on loans receivable is primarily attributable to the payoff of $30,631,000 of mortgage loans relating to six assisted living facilities in 2003 compared to the payoff of $1,110,000 of a mortgage loan relating to one assisted living facility in 2004. During the nine months ended September 30, 2004, we sold four assisted living facilities, one skilled nursing facility and one specialty care hospital, generating $34,937,000 of net proceeds. For the same period in 2003, we sold 14 assisted living facilities, two skilled nursing facilities and one parcel of land, generating $65,160,000 of net proceeds. The change in loan investments is primarily attributable to the continuing stabilization of our portfolio and a corresponding decreased need for working capital loans by our operators.

     Financing Activities. Net cash provided from financing activities was $208,253,000 for the nine months ended September 30, 2004, a 20 percent decrease compared to $260,861,000 for the same period in 2003. The decrease from the prior year is primarily attributable to changes related to our long-term debt, preferred stock issuances and redemptions, common stock issuances and cash distributions to stockholders. In March 2003, we issued $100,000,000 of 8.0% senior unsecured notes, maturing in September 2012, at an effective yield of 7.40%. These notes were an add-on to the $150,000,000 senior unsecured notes issued in September 2002. In September 2004, we issued $50,000,000 of 6.0% senior unsecured notes, maturing in November 2013, at an effective yield of 5.68%. These notes were an add-on to the $250,000,000 senior unsecured notes issued in November 2003. We extinguished $40,000,000 of 8.0% senior unsecured notes that matured in April 2004.

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

     On September 29, 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock as partial consideration for an acquisition of assets by us, with the shares valued at $26,500,000 for such purposes. The shares were issued to Southern Assisted Living, Inc. and certain of its shareholders without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended. The shares have a liquidation value of $25 per share. The preferred stock, which has no stated maturity, may be redeemed by us at par on or after August 15, 2008. The preferred shares are convertible into common stock at a conversion price of $32.66 per share at any time.

     On September 14, 2004, we closed on a public offering of 7,000,000 shares of 7.625% Series F Cumulative Redeemable Preferred Stock, which generated net proceeds of approximately $169,372,000. The shares have a liquidation value of $25 per share. The preferred stock, which has no stated maturity, may be redeemed by us at par on or after September 14, 2009. The proceeds were used to repay borrowings under our unsecured lines of credit arrangements and to invest in additional health care properties.

     The change in common stock issuances is primarily attributable to public and private issuances in 2003. In July 2003, we issued 1,583,100 shares of common stock, $1 par value, at a price of $30.32 per share, which generated net proceeds of approximately $47,950,000. In September 2003, we issued 3,200,000 shares of common stock, $1 par value, at a price of $30.25 per share, which generated net proceeds of approximately $91,583,000. In October 2003, we issued an additional 480,000 shares of common stock pursuant to the over-allotment exercise, which generated net proceeds of approximately $13,795,000.

     The remaining difference in common stock issuances is primarily related to our dividend reinvestment and stock purchase plan (“DRIP”), stock option exercises, restricted stock grants and preferred stock conversions. In May 2003, we instituted our enhanced DRIP. Existing stockholders, in addition to reinvesting dividends, may purchase up to $5,000 of common stock per month at a discount. Previously, stockholders could only reinvest once per quarter. During the nine months ended September 30, 2004, we issued 1,175,000 shares of common stock pursuant to our DRIP, which generated net proceeds of approximately $39,006,000 as compared to 1,537,000 shares issued and $44,826,000 of net proceeds generated for the same period in 2003. As of October 15, 2004, we had an effective registration statement on file with the Securities and Exchange Commission under which we may issue up to 6,314,213 shares of common stock pursuant to our DRIP. As of October 15, 2004, 4,979,256 shares of common stock remained available for issuance under this registration statement.

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90 percent of our taxable income (excluding capital gains) to our stockholders. During the nine months ended September 30, 2004, we paid dividends totaling $91,461,000 (or $1.785 per share) and $7,295,000 to holders of our common stock and preferred stock, respectively. For the same periods in 2003, we paid dividends totaling $73,015,000 (or $1.755 per share) and $7,074,000 to holders of our common stock and preferred stock, respectively. The increase in common stock dividends is primarily attributable to the increase in common stock outstanding as discussed below in “Results of Operations.”

Off-Balance Sheet Arrangements

     We have guaranteed the payment of industrial revenue bonds for one assisted living facility in the event that the present owner defaults upon its obligations. In consideration for this guaranty, we receive and recognize fees annually related to this arrangement. This guaranty expires upon the repayment of the industrial revenue bonds which currently mature in 2009. At September 30, 2004, we were contingently liable for $3,195,000 under this guaranty.

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. As of September 30, 2004, we participated in two interest rate swap agreements related to our long-term debt. Our interest rate swaps are discussed below in “Contractual Obligations.”

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of September 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2004	2005-2006	2007-2008	Thereafter
Unsecured lines of credit arrangements (1)	$340,000	$0	$340,000	$0	$0
Senior unsecured notes	875,000		50,000	275,000	550,000
Secured debt	146,341	643	8,723	24,588	112,387
Contractual interest obligations	560,205	13,922	153,595	125,305	267,383
Capital lease obligations
Operating lease obligations	16,183	444	3,036	1,976	10,727
Purchase obligations	76,150	5,492	52,320	4,500	13,838
Other long-term liabilities

Total contractual obligations	$2,013,879	$20,501	$607,674	$431,369	$954,335

(1)	Unsecured lines of credit arrangements reflected at 100% capacity.

     We have an unsecured credit arrangement with a consortium of eight banks providing for a revolving line of credit (“revolving credit”) in the amount of $310,000,000, which expires on May 15, 2006 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months on either the agent bank’s prime rate of interest or 1.3% over LIBOR interest rate, at our option (2.675% at September 30, 2004). In addition, we pay a commitment fee based on an annual rate of 0.325% and an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. We have another unsecured line of credit arrangement with a bank for a total of $30,000,000, which expires May 31, 2005. Borrowings under this line of credit are subject to interest at either the bank’s prime rate of interest (4.50% at September 30, 2004) or 2.0% over LIBOR interest rate, at our option and are due on demand. At September 30, 2004, we had $80,000,000 outstanding under the unsecured lines of credit arrangements and estimated total contractual interest obligations of $3,598,000. Contractual interest obligations are estimated based on the assumption that the balance of $80,000,000 at September 30, 2004 is maintained constant until maturity.

     We have $875,000,000 of senior unsecured notes with fixed annual interest rates ranging from 6.00% to 8.17%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $403,191,000 at September 30, 2004. Additionally, we have 30 mortgage loans totaling $146,341,000, collateralized by health care facilities, with fixed annual interest rates ranging from 5% to 12%, payable monthly. The carrying values of the health care properties securing the mortgage loans totaled $217,599,000 at September 30, 2004. Total contractual interest obligations on mortgage loans totaled $125,866,000 at September 30, 2004.

     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At September 30, 2004, total contractual interest obligations were estimated to be $27,550,000.

     At September 30, 2004, we had operating lease obligations of $16,183,000 relating to our office space, six assisted living facilities and three skilled nursing facilities.

     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At September 30, 2004, we had outstanding construction financings of $24,203,000 ($24,025,000 for leased properties and $178,000 for construction loans) and were committed to providing additional financing of approximately $5,814,000 to complete construction. At September 30, 2004, we had contingent purchase obligations totaling $70,336,000. These contingent purchase obligations primarily relate to deferred acquisition fundings. Deferred acquisition fundings are contingent upon an operator/seller satisfying certain conditions such as payment coverage and value tests. Rents due from the tenant are increased to reflect the additional investment in the property.

Capital Structure

     We continue to maintain a conservative balance sheet. As of September 30, 2004, we had stockholders’ equity of $1,334,014,000 and a total outstanding debt balance of $1,101,341,000, which represents a debt to total book capitalization ratio of 45 percent. Our ratio of debt to market capitalization was 34 percent at September 30, 2004. For the three and nine months ended September 30, 2004, our coverage ratio of EBITDA to interest was 3.31 to 1.00 and 3.24 to 1.00, respectively. Also, at September 30, 2004, we had $15,419,000 of cash and cash equivalents and $260,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.

     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2004, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured lines of credit arrangements, the ratings on our senior unsecured notes are used to determine the fees and interest payable.

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

     As of October 15, 2004, we had an effective shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $356,794,619 of securities including debt securities, common and preferred stock, depositary shares, warrants and units. Depending upon market conditions, we anticipate issuing securities under our shelf registration statement to invest in additional health care facilities and to repay borrowings under our unsecured lines of credit arrangements.

Results of Operations

     Net income available to common stockholders for the three months ended September 30, 2004 totaled $19,004,000, or $0.37 per diluted share, as compared with $20,601,000, or $0.46 per diluted share, for the same period in 2003. Net income available to common stockholders for the nine months ended September 30, 2004 totaled $56,866,000, or $1.10 per diluted share, as compared with $53,796,000, or $1.28 per diluted share, for the same period in 2003. Net income available to common stockholders increased on a year-to-date basis primarily due to an increase in rental income offset by increases in interest expense and provision for depreciation. These changes are discussed in further detail below. Although net income available to common stockholders increased by six percent for the nine-month period, it decreased on a per share basis primarily due to significantly higher outstanding shares. On a fully diluted basis, average common shares outstanding for the nine months ended September 30, 2004 were 51,787,000, a 23 percent increase from 42,165,000 for the same period in 2003. The increase in fully diluted average common shares outstanding is primarily the result of public issuances and private placements of common stock, common stock issuances pursuant to our DRIP, issuances pursuant to stock option exercises and conversions of preferred stock into common stock, which amounted to 480,000, 1,915,000, 559,000 and 1,102,000, respectively, for the period from October 1, 2003 to September 30, 2004.

     FFO for the three months ended September 30, 2004 totaled $37,893,000, or $0.73 per diluted share, as compared with $29,581,000, or $0.66 per diluted share, for the same period in 2003. FFO for the nine months ended September 30, 2004 totaled $109,442,000, or $2.05 per diluted share, as compared with $86,256,000, or $2.05 per diluted share, for the same period in 2003. The increase in FFO is primarily due to increases in net income available to common stockholders and provision for depreciation. Although FFO increased 27 percent for the nine month period, it remained flat on a per share basis due to significantly higher outstanding shares as discussed above. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding FFO and a reconciliation of FFO and NICS.

     EBITDA for the three months ended September 30, 2004 totaled $60,167,000, as compared with $53,503,000 for the same period in 2003. EBITDA for the nine months ended September 30, 2004 totaled $176,400,000, as compared with $143,477,000 for the same period in 2003. The increase in EBITDA is primarily due to increases in net income, interest expense and provision for depreciation. Our coverage ratio of EBITDA to total interest was 3.24 times for the nine months ended September 30, 2004 as compared with 3.64 times for the same period in 2003. Our coverage ratio of EBITDA to fixed charges was 2.86 times for the nine months ended September 30, 2004 as compared with 3.08 times for the same period in 2003. Our coverage ratios declined from the prior year primarily due to the fact that interest expense increased 40 percent from $38,313,000 to $53,813,000 for the nine months ended September 30, 2003 and 2004, respectively, whereas EBITDA only increased by 23 percent. The increase in interest expense is discussed in further detail below. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding EBITDA and a reconciliation of EBITDA and net income.

     Revenues were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2004	Sep. 30, 2003	$	%	Sep. 30, 2004	Sep. 30, 2003	$	%
Rental income	$57,476	$42,417	$15,059	36%	$163,980	$118,935	$45,045	38%
Interest income	5,560	5,797	(237)	-4%	17,196	15,927	1,269	8%
Transaction fees and other income	593	872	(279)	-32%	1,873	2,108	(235)	-11%

Totals	$63,629	$49,086	$14,543	30%	$183,049	$136,970	$46,079	34%

     The increase in gross revenues is primarily attributable to an increase in rental income. Interest income increased for the nine-month period primarily due to an increase in the balance of outstanding loans. Transaction fees and other income decreased primarily due to the sale of our investment in Atlantic Healthcare Finance L.P. in October 2003 and the resulting lack of income in 2004. The increased rental income is primarily the result of the acquisitions of new properties for which we receive rent offset by sales of real property. Subsequent to September 30, 2003, we acquired 63 new facilities for $427,285,000 of lease basis. During the same period, we only sold seven facilities representing $39,588,000 of lease basis.

     As discussed above, our historical standard lease structure contained fixed annual rental escalators, which are generally recognized on a straight-line basis over the minimum lease period. As such, we generate increased revenue primarily through new acquisitions. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This rent is not recognized until the appropriate contingencies have been resolved. While this change will not affect our cash flow or our ability to pay dividends, it is anticipated that we will generate additional organic growth and minimize non-cash straight-line rent over time. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. As of September 30, 2004, we had no leases expiring prior to 2009.

     Expenses were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2004	Sep. 30, 2003	$	%	Sep. 30, 2004	Sep. 30, 2003	$	%
Interest expense	$17,896	$12,801	$5,095	40%	$53,372	$36,194	$17,178	47%
Provision for depreciation	18,889	12,599	6,290	50%	53,133	33,921	19,212	57%
General and administrative	3,618	2,995	623	21%	10,339	8,452	1,887	22%
Loan expense	805	717	88	12%	2,568	2,032	536	26%
Impairment of assets	314		314	n/a	314		314	n/a
Provision for loan losses	300	250	50	20%	900	750	150	20%

Totals	$41,822	$29,362	$12,460	42%	$120,626	$81,349	$39,277	48%

     The increase in total expenses is primarily attributable to an increase in interest expense and the provision for depreciation. The increase in interest expense from 2003 to 2004 was primarily due to higher average borrowings and a decrease in the amount of capitalized interest offsetting interest expense in 2004. This was partially offset by lower average interest rates and savings generated from interest rate swap agreements. In March 2003, we issued $100,000,000 of 8.0% senior unsecured notes, maturing in September 2012, at an effective yield of 7.40%, resulting in six months of interest expense in 2003 compared to nine months of expense in the current year. In November 2003, we issued $250,000,000 of 6.0% senior unsecured notes, maturing in November 2013, resulting in nine months of expense in the current year as compared to no expense in the prior year. In September 2004, we issued $50,000,000 of 6.0% senior unsecured notes, maturing in November 2013, at an effective yield of 5.68% resulting in a partial month of expense in the current year as compared to no expense in the prior year. Additionally, during the nine months ended September 30, 2004 we had an average monthly outstanding balance of $47,611,000 under our unsecured lines of credit arrangements compared to $87,239,000 during the same period in the prior year. Also, in September 30, 2003, we assumed $83,762,000 of secured debt with weighted average interest rates of 7.31% in conjunction with new acquisitions. Effective April 15, 2004, we repaid our $40,000,000 8.0% senior unsecured notes, which will result in a decrease of interest expense of $3,200,000 on an annualized basis. If we borrow under our unsecured lines of credit arrangements, issue additional senior unsecured notes or assume additional secured debt, our interest expense will increase.

     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the three and nine months ended September 30, 2004 totaled $254,000 and $590,000, respectively, as compared with $490,000 and $1,128,000 for the same periods in 2003.

     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. For the three and nine months ended September 30, 2004, we generated $719,000 and $1,232,000, respectively, of savings related to our Swaps that was recorded as a reduction of interest expense. We had no interest rate swap agreements outstanding at September 30, 2003.

     The provision for depreciation increased primarily as a result of additional investments in properties owned directly by us offset by sales of real property. See the discussion of rental income above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation should increase or decrease correspondingly.

     General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three and nine months ended September 30, 2004, were 5.69 percent and 5.60 percent, respectively, as compared with 5.81 percent and 5.80 percent for the same periods in 2003. General and administrative expenses increased for a variety of reasons including costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives and SOX compliance.

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

     During the nine months ended September 30, 2004, it was determined that the projected undiscounted cash flows from a property did not exceed its related net book value and an impairment charge of $314,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value was determined by an offer to purchase received from a third party. There were no impairments for the same period in 2003.

     The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed below in “Critical Accounting Policies.”

     Other items were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2004	Sep. 30, 2003	$	%	Sep. 30, 2004	Sep. 30, 2003	$	%
Gain (loss) on sales of properties	$0	$4,278	$(4,278)	n/a	$1,129	$4,312	$(3,183)	-74%
Discontinued operations, net		1,299	(1,299)	n/a	609	3,727	(3,118)	-84%
Preferred dividends	(2,803)	(1,910)	(893)	47%	(7,295)	(7,074)	(221)	3%
Preferred stock redemption charge		2,790	(2,790)	n/a		2,790	(2,790)	n/a

Totals	$(2,803)	$6,457	$(9,260)	-143%	$(5,557)	$3,755	$(9,312)	-248%

     During the nine months ended September 30, 2004, we sold four assisted living facilities, one skilled nursing facility and one specialty care hospital with carrying values of $33,808,000 for a net gain of $1,129,000. These properties generated net income of $609,000 after deducting depreciation and interest expense from rental income for the nine months ended September 30, 2004. All properties sold subsequent to January 1, 2003 generated $3,727,000 of income after deducting depreciation and interest expense from rental income for the nine months ended September 30, 2003. Please refer to Note F to our Unaudited Consolidated Financial Statements for further discussion.

     The increase in preferred dividends is primarily due to the increase in average outstanding preferred shares. Subsequent to September 30, 2003, the holder of our Series C Cumulative Convertible Preferred Stock converted 746,000 shares into 728,000 shares of common stock, leaving no shares outstanding at September 30, 2004 as compared to 746,000 at September 30, 2003.

     In July 2003, we closed on a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock. A portion of the proceeds from this offering were used to redeem all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock on July 15, 2003.

     In September 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock. Subsequently, certain holders of our Series E Cumulative Convertible and Redeemable Preferred Stock converted 488,224 shares into 373,712 shares of common stock, leaving 571,776 outstanding at September 30, 2004 as compared to 1,060,000 at September 30, 2003. Effective October 8, 2004, another 221,731 Series E shares were converted into 169,726 common shares.

     In September 2004, we closed on a public offering of 7,000,000 shares of 7.625% Series F Cumulative Redeemable Preferred Stock.

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

     In October 2003, NAREIT informed its member companies that the SEC had changed its position on certain aspects of the NAREIT FFO definition, including impairment charges. Previously, the SEC accepted NAREIT’s view that impairment charges were effectively an early recognition of an expected loss on an impending sale of property and thus should be excluded from FFO similar to other gains and losses on sales. However, the SEC’s clarified interpretation is that recurring impairments taken on real property may not be added back to net income in the calculation of FFO. We have adopted this interpretation and have excluded impairment charges of $2,792,000, or $0.06 per diluted share, recorded for the three months ended December 31, 2003 and $314,000, or $0.01 per diluted share, recorded for the three months ended September 30, 2004.

     EBITDA stands for earnings before interest, taxes, depreciation and amortization. Additionally, we exclude the non-cash provision for loan losses in calculating EBITDA. We believe that EBITDA, along with net income and cash flow provided from operating activities, is an important supplemental measure because it provides additional information to assess and evaluate the performance of our operations. Additionally, restrictive covenants in our long-term debt arrangements contain financial ratios based on EBITDA. We primarily utilize EBITDA to measure our interest coverage ratio, which represents EBITDA divided by total interest, and our fixed charge coverage ratio, which represents EBITDA divided by fixed charges. Fixed charges include total interest and preferred dividends.

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

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30
	2003	2003	2003	2003	2004	2004	2004
FFO Reconciliation:
Net income available to common stockholders	$16,451	$16,744	$20,601	$16,935	$18,655	$19,207	$19,004
Provision for depreciation	11,657	11,856	13,258	16,098	17,134	17,682	18,889
Loss (gain) on sales of properties	(34)		(4,278)	173		(1,129)

Funds from operations	28,074	28,600	29,581	33,206	35,789	35,760	37,893
Preferred stock redemption charge			2,790

Funds from operations - adjusted	$28,074	$28,600	$32,371	$33,206	$35,789	$35,760	$37,893
Average common shares outstanding:
Basic	39,971	40,546	44,181	49,440	50,580	51,232	51,538
Diluted	40,473	41,136	44,833	50,119	51,358	51,828	52,008
Per share data:
Net income available to common stockholders
Basic	$0.41	$0.41	$0.47	$0.34	$0.37	$0.37	$0.37
Diluted	0.41	0.41	0.46	0.34	0.36	0.37	0.37
Funds from operations
Basic	$0.70	$0.71	$0.67	$0.67	$0.71	$0.70	$0.74
Diluted	0.69	0.70	0.66	0.66	0.70	0.69	0.73
Funds from operations - adjusted
Basic	$0.70	$0.71	$0.73	$0.67	$0.71	$0.70	$0.74
Diluted	0.69	0.70	0.72	0.66	0.70	0.69	0.73

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

	Three Months Ended
	March 31		June 30		September 30		December 31		March 31		June 30		September 30
	2003		2003		2003		2003		2004		2004		2004
EBITDA Reconciliation:
Net income	$19,297		$19,062		$25,301		$19,079		$20,925		$21,429		$21,807
Interest expense	11,876		13,161		13,273		17,066		18,552		17,366		17,896
Capitalized interest	258		380		490		407		137		199		254
Provision for depreciation	11,657		11,856		13,258		16,098		17,134		17,682		18,889
Amortization	1,188		736		931		1,102		1,118		1,092		1,021
Provision for loan losses	250		250		250		2,120		300		300		300

EBITDA	$44,526		$45,445		$53,503		$55,872		$58,166		$58,068		$60,167
Interest Coverage Ratio:
Interest expense	$11,876		$13,161		$13,273		$17,066		$18,552		$17,366		$17,896
Capitalized interest	258		380		490		407		137		199		254

Total interest	12,134		13,541		13,763		17,473		18,689		17,565		18,150
EBITDA	$44,526		$45,445		$53,503		$55,872		$58,166		$58,068		$60,167

Interest coverage ratio	3.67	x	3.36	x	3.89	x	3.20	x	3.11	x	3.31	x	3.31	x
Fixed Charge Coverage Ratio:
Total interest	$12,134		$13,541		$13,763		$17,473		$18,689		$17,565		$18,150
Preferred dividends	2,846		2,318		1,910		2,144		2,270		2,222		2,803

Total fixed charges	14,980		15,859		15,673		19,617		20,959		19,787		20,953
EBITDA	$44,526		$45,445		$53,503		$55,872		$58,166		$58,068		$60,167

Fixed charge coverage ratio	2.97	x	2.87	x	3.41	x	2.85	x	2.78	x	2.93	x	2.87	x

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

For the nine months ended September 30, 2004 we recorded $900,000 as provision for loan losses, resulting in an allowance for loan losses of $8,725,000 relating to loans with outstanding balances of $49,293,000 at September 30, 2004. We did not write-off any loans against the allowance for loan losses during that period. Also at September 30, 2004, we had loans with outstanding balances of $38,496,000 on non-accrual status.

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

For the nine months ended September 30, 2004, we recorded $42,502,000 and $11,203,000 as provision for depreciation relating to buildings and improvements, respectively. The average useful life of our buildings and improvements was 31 years and 9.2 years, respectively, at September 30, 2004.

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

During the nine months ended September 30, 2004, it was determined that the projected undiscounted cash flows from a property did not exceed its related net book value and an impairment charge of $314,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value was determined by an offer to purchase received from a third party. There were no impairments for the same period in 2003.

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
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At September 30, 2004, we participated in two interest rate swap agreements related to our long-term debt. At September 30, 2004, the swaps were reported at their fair value as a $4,574,000 asset. For the three and nine months ended September 30, 2004, we generated $719,000 and $1,232,000, respectively, of savings related to our swaps that was recorded as a reduction of interest expense.

Revenue Recognition

Revenue is recorded in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended (“SAB101”). SAB101 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility. If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risk. Operating lease income generally includes base rent payments plus fixed annual rent increases, which are recognized on a straight-line basis over the minimum lease period subject to an evaluation of collectibility risk. This lease income is greater than the amount of cash received during the first half of the lease term. In some instances, the leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This rent is not recognized until the appropriate contingencies have been resolved.
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

For the nine months ended September 30, 2004 we recognized $17,196,000 of interest income and $165,602,000 of rental income. Rental income includes $12,135,000 of straight-line rental income. At September 30, 2004, our straight-line receivable balance was $60,309,000. Also at September 30, 2004, we had loans with outstanding balances of $38,496,000 on non-accrual status.

Forward-Looking Statements and Risk Factors

     This quarterly report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern the possible expansion of our portfolio; the performance of our operators and properties; our ability to enter into agreements with new viable tenants for properties which we take back from financially troubled tenants, if any; our ability to make distributions; our policies and plans regarding investments, financings and other matters; our tax status as a real estate investment trust; our ability to appropriately balance the use of debt and equity; and our ability to access capital markets or other sources of funds. When we use words such as “believe,” “expect,” “anticipate,” or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including prevailing interest rates; compliance with and changes to regulations and payment policies within the health care industry; changes in financing terms; competition within the health care and senior housing industries; and changes in federal, state and local legislation. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2003, including factors identified under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

     A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. A one percent increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $28,847,000 at September 30, 2004 ($14,137,000 at September 30, 2003). Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets.

     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At September 30, 2004, the Swaps were reported at their fair value as a $4,574,000 asset. A one percent increase in interest rates would result in a decrease in fair value of our Swaps by approximately $7,878,000 at September 30, 2004. We had no interest rate swap agreements outstanding at September 30, 2003.

     Our variable rate debt, including our unsecured lines of credit arrangements, is reflected at fair value. At September 30, 2004, we had $80,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a one percent increase in interest rates would result in increased annual interest expense of $800,000. At September 30, 2003, we had $143,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a one percent increase in interest rates would result in increased annual interest expense of $1,430,000.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

10.1	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan.

10.2	Form of Restricted Stock Agreement for Executive Officers under the 1995 Stock Incentive Plan.

10.3	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors.

10.4	Form of Restricted Stock Agreement under the Stock Plan for Non-Employee Directors.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.

Date: October 26, 2004	By:	/s/ George L. Chapman

George L. Chapman,
Chairman and Chief Executive Officer

Date: October 26, 2004	By:	/s/ Raymond W. Braun

Raymond W. Braun,
President and Chief Financial Officer

Date: October 26, 2004	By:	/s/ Michael A. Crabtree

Michael A. Crabtree,
Chief Accounting Officer