Form 10-Q/A
period 2004-09-30
HEALTH CARE REIT INC /DE/
filed 2004-10-27
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Health Care REIT, Inc.

Form 10-Q/A

Amendment No. 1

For the Quarterly Period Ended September 30, 2004

Explanatory Note:

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Health Care REIT, Inc. for the quarterly period ended September 30, 2004 is being filed solely to amend and revise the section of our Quarterly Report entitled “Results of Operations” included in Part I of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The second sentence of the second paragraph of this section is amended and revised to correct a printing error that resulted in $2.05 instead of $2.11 being reported for Funds From Operations (“FFO”) per diluted common share for the nine months ended September 2004. Also, the fourth sentence of the second paragraph of this section is being revised to substitute the phrase “only increased by three percent” for the phrase “remained flat.”

No other items or disclosures in our original report are being amended, and accordingly this Amendment No. 1 does not otherwise change or update any information that was presented in our original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on October 26, 2004. While not amended, the remaining items of the Form 10-Q, including exhibits, are included with this Amendment No. 1 for convenience.

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

     FFO for the three months ended September 30, 2004 totaled $37,893,000, or $0.73 per diluted share, as compared with $29,581,000, or $0.66 per diluted share, for the same period in 2003. FFO for the nine months ended September 30, 2004 totaled $109,442,000, or $2.11 per diluted share, as compared with $86,256,000, or $2.05 per diluted share, for the same period in 2003. The increase in FFO is primarily due to increases in net income available to common stockholders and provision for depreciation. Although FFO increased 27 percent for the nine month period, it only increased by three percent on a per share basis due to significantly higher outstanding shares as discussed above. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding FFO and a reconciliation of FFO and NICS.

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

HEALTH CARE REIT, INC.

Date: October 27, 2004	By:	/s/ George L. Chapman

George L. Chapman,
Chairman and Chief Executive Officer

Date: October 27, 2004	By:	/s/ Raymond W. Braun

Raymond W. Braun,
President and Chief Financial Officer

Date: October 27, 2004	By:	/s/ Michael A. Crabtree

Michael A. Crabtree,
Chief Accounting Officer