Form 10-K
period 2004-12-31
HEALTH CARE REIT INC /DE/
filed 2005-03-16
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission File No. 1-8923

Health Care REIT, Inc.
(Exact name of registrant as specified in its charter)

Delaware	34-1096634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One SeaGate, Suite 1500, Toledo, Ohio (Address of principal executive office)	43604 (Zip Code)
(419) 247-2800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	New York Stock Exchange
7.875% Series D Cumulative Redeemable Preferred Stock, $1.00 par value	New York Stock Exchange
7.625% Series F Cumulative Redeemable Preferred Stock, $1.00 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes ☑          No ☐
     The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,678,312,025.
     As of February 28, 2005, there were 53,345,707 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 5, 2005, are incorporated by reference into Part III.

HEALTH CARE REIT, INC.
2004 FORM 10-K ANNUAL REPORT

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
      As of December 31, 2004, long-term care facilities, which include skilled nursing and assisted living facilities, comprised approximately 93% of our investment portfolio. We had $2,452,878,000 of net real estate investments, inclusive of credit enhancements, in 394 facilities located in 35 states and managed by 50 different operators. At that date, the portfolio included 234 assisted living facilities, 152 skilled nursing facilities and eight specialty care facilities.
      Our primary objectives are to protect stockholders’ capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders as a result of annual increases in rental and interest income and portfolio growth. To meet these objectives, we invest primarily in long-term care facilities managed by experienced operators and diversify our investment portfolio by operator and geographic location.
      Depending on the availability and cost of external capital, we anticipate investing in additional health care facilities through operating leases with, and loans to, qualified health care operators. Capital for future investments may be provided by borrowing under our unsecured lines of credit arrangements, public or private offerings of debt or equity securities, or the incurrence or assumption of secured indebtedness.
      References herein to “we,” “us,” “our” or the “Company” refer to Health Care REIT, Inc. and its subsidiaries unless specifically noted otherwise.
Portfolio of Properties
      The following table summarizes our portfolio as of December 31, 2004:

	Investments(1)	Percentage of	Revenues(2)	Percentage of	Number of	Number of	Investment per	Number of	Number of
Type of Facility	(in thousands)	Investments	(in thousands)	Revenues	Facilities	Beds/Units	Bed/Unit(3)	Operators(4)	States(4)

Assisted Living Facilities	$1,335,717	54%	$139,440	55%	234	15,776	$84,911	31	33
Skilled Nursing Facilities	965,328	39%	98,677	39%	152	20,975	46,023	20	24
Specialty Care Facilities	151,833	7%	15,460	6%	8	1,111	136,663	5	5

Totals	$2,452,878	100%	$253,577	100%	394	37,862

(1)	Investments include real estate investments and credit enhancements which amounted to $2,447,233,000 and $5,645,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2004.

(3)	Investment per Bed/Unit was computed by using the total investment amount of $2,456,711,000 which includes real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $2,447,233,000, $5,645,000 and $3,833,000, respectively.

(4)	We have investments in properties located in 35 states and managed by 50 different operators.

Assisted Living Facilities
      An assisted living facility is a state regulated rental property that provides both independent living services (e.g., access to meals, housekeeping, linen service, transportation and social and recreational activities) and also supportive care from trained employees to residents who are unable to live independently and require assistance with activities of daily living including management of medications, bathing, dressing, toileting, ambulating and eating. Certain of our assisted living facilities include other care levels, including independent living, dementia care and nursing services. Home health care providers may assist certain residents of our assisted living facilities that have more intensive medical needs. Assisted living facilities represent less costly and less institutional-like alternatives for the care of the elderly or the frail.

Skilled Nursing Facilities
      Skilled nursing facilities are licensed daily rate or rental properties where the majority of individuals require 24-hour nursing and/or medical care. In most cases, these properties are licensed for Medicaid and/or Medicare reimbursement. These facilities provide inpatient skilled nursing and personal care services as well as rehabilitative, restorative and transitional medical services. In some instances, skilled nursing facilities supplement hospital care by providing specialized care for medically complex patients whose conditions require intense medical and therapeutic services, but who are medically stable enough to have these services provided in facilities that are less expensive than acute care hospitals. Certain of our skilled nursing facilities include other care levels, including assisted living and dementia care.

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
      In determining whether to invest in a facility, we focus on the following: (a) the experience of the tenant’s or borrower’s management team; (b) the historical and projected financial and operational performance of the facility; (c) the credit of the tenant or borrower; (d) the security for the lease or loan; and (e) the capital committed to the facility by the tenant or borrower. We conduct market research and analysis for all potential investments. In addition, we review the value of all facilities, the interest rates and debt service coverage requirements of any debt to be assumed and the anticipated sources of repayment of any debt.
      Our investments are primarily real property leased to operators under long-term operating leases and mortgage loans. Construction financing is provided, but only as part of a long-term operating lease or mortgage loan. Substantially all of our investments are designed with escalating rate structures. Depending upon market conditions, we believe that appropriate new investments will be available in the future with substantially the same spreads over our cost of capital. Operating leases and mortgage loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and mortgage loans are generally cross-defaulted and cross-collateralized with other mortgage loans, operating leases or agreements between us and the operator and its affiliates.
      At December 31, 2004, 85% of our owned real property was subject to master leases. A master lease is a lease of multiple facilities from us to one tenant entity under a single lease agreement. From time to time, we may acquire additional facilities that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the facilities or to renew the master lease only with respect to all leased facilities at the same time. This “bundling” feature benefits us because the tenant cannot limit the purchase or renewal to the better performing facilities and terminate the leasing arrangement with respect to the poorer performing facilities. This spreads our risk among the entire group of facilities within the master lease. The bundling feature may provide a similar advantage if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject each of its leases. It is our intent that a tenant who is in bankruptcy would be required to assume or reject the master lease as a whole, rather than making the decision on a facility by facility basis.
      We monitor our investments through a variety of methods determined by the type of health care facility and operator. Our monitoring process includes review of monthly financial statements and other operating data for each facility, quarterly review of operator creditworthiness, periodic facility inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze facility-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks.
      Through monitoring and research, we evaluate the operating environment in each facility’s market to determine whether payment risk is likely to increase. When we identify unacceptable levels of payment risk, we seek to mitigate, eliminate or transfer the risk. We categorize the risk as operator, facility or market risk. For operator risk, we typically find a substitute operator to run the facility. For facility risk, we usually work with the operator to institute facility level management changes to address the risk. Finally, for market risk, we often encourage an operator to change its capital structure, including refinancing or raising additional equity. Through these monitoring and research efforts, we are generally able to intervene at an early stage and address payment risk, and in so doing, support both the collectibility of revenue and the value of our investment.

Operating Leases
      Each facility, which includes the land, building, improvements and related rights, owned by us is leased to an operator pursuant to a long-term operating lease. As discussed above, most of our leased properties are subject to master leases. The leases generally have a fixed term of seven to 15 years and contain one or more five to 15-year renewal options. Each lease is a net lease requiring the tenant to pay rent and all additional charges incurred in the operation of the leased property. The tenants are required to repair, rebuild and maintain the leased properties.
      The net value of our completed leased properties aggregated approximately $2,164,964,000 at December 31, 2004. Prior to June 2004, our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight-line basis over the initial lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. This lease structure will initially generate lower revenues, net income and funds from operations compared to leases with fixed escalators that require straight-lining, but will enable us to generate additional organic growth and minimize non-cash straight-line rent over time. This change does not affect our cash flow or our ability to pay dividends.
      We currently provide for the construction of facilities for tenants as part of long-term operating leases. We capitalize certain interest costs associated with funds used to finance the construction of properties owned by us. The amount capitalized is based upon the balance outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a transaction fee at the commencement of construction. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable facility or the end of a specified period, generally 12 to 18 months. During the construction period, we advance funds to the operator in accordance with agreed upon terms and conditions which require, among other things, a site visit by a Company representative prior to the advancement of funds. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guaranties. At December 31, 2004, we had outstanding construction investments of $26,183,000 ($25,463,000 for leased properties and $720,000 for construction loans) and were committed to providing additional funds of approximately $3,833,000 to complete construction.

Mortgage Loans
      Our investments in mortgage loans are typically structured to provide us with interest income, principal amortization and transaction fees and are generally secured by a first or second mortgage lien or leasehold mortgage.
      At December 31, 2004, the interest rates (excluding any loans on non-accrual) averaged approximately 9.7% per annum on our outstanding mortgage loan balances. Our yield on mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments.
      The mortgage loans outstanding at December 31, 2004 are generally subject to three to 20-year terms with principal amortization schedules and/or balloon payment of the outstanding principal balance at the end of the term. Generally, the mortgage loans provide three to eight years of prepayment protection.

Working Capital Loans
      Working capital loans are loans made to operators of facilities and are typically either secured and/or guaranteed. These instruments have terms ranging from three months to ten years. At December 31, 2004, the average interest rates (excluding any loans on non-accrual) were approximately 10.6% per annum on our outstanding working capital loan balances. At December 31, 2004, we had provided working capital loans to 16 operators.

Subdebt Investments
      Subdebt investments are loans made to operators of facilities and are generally secured by the operator’s leasehold rights and corporate guaranties. Generally, these instruments are for four to seven-year terms. At December 31, 2004, the average interest rates (excluding any loans on non-accrual) were approximately 10.6% per annum on our outstanding subdebt investment balances. At December 31, 2004, we had provided subdebt financing to four operators.

Equity Investments
      We had an investment in Atlantic Healthcare Finance L.P., a property group that specializes in the financing, through sale and leaseback transactions, of nursing and care homes located in the United Kingdom. This investment was accounted for under the equity method of accounting because we had the ability to exercise significant influence, but not control, over the company due to our 31% ownership interest. In October 2003, we sold our investment in Atlantic Healthcare Finance L.P., generating a net gain of $902,000.
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

Borrowing Policies
      We utilize a combination of debt and equity to fund the purchase of new properties and to provide mortgage loans. Our debt to equity levels are determined by management to maintain a conservative credit profile. Generally, we intend to issue unsecured, fixed rate public debt with longer-term maturities to approximate the maturities on our leases and loans. For short-term purposes, we may borrow on our unsecured lines of credit arrangements. We replace these borrowings with longer-term capital such as unsecured senior notes, common stock or preferred stock. When terms are deemed favorable, we may invest in properties subject to existing mortgage indebtedness. In addition, we may obtain financing for unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis. It is our intent to limit secured indebtedness. In our agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness.
Operator Concentrations
      The following table summarizes certain information about our operator concentrations as of December 31, 2004 (dollars in thousands):

	Number of	Total	Percent of
	Facilities	Investment(1)	Investment(2)

Concentration by investment:
Emeritus Corporation	48	$361,367	15%
Southern Assisted Living, Inc.	43	200,750	8%
Commonwealth Communities L.L.C.	13	196,560	8%
Delta Health Group, Inc.	25	178,221	7%
Home Quality Management, Inc.	32	176,081	7%
Remaining operators (45)	233	1,339,899	55%

Totals	394	$2,452,878	100%

	Number of	Total	Percent of
	Facilities	Revenues(3)	Revenue(4)

Concentration by revenue:
Commonwealth Communities L.L.C.	13	$26,910	11%
Emeritus Corporation	48	26,904	11%
Southern Assisted Living, Inc.	43	26,087	10%
Home Quality Management, Inc.	32	21,165	8%
Life Care Centers of America, Inc.	16	14,927	6%
Remaining operators (45)	242	137,584	54%

Totals	394	$253,577	100%

(1)	Investments include real estate investments and credit enhancements which amounted to $2,447,233,000 and $5,645,000, respectively.

(2)	Investments with our top five operators comprised 46% of total investments at December 31, 2003.

(3)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2004.

(4)	Revenues from our top five operators were 41% and 43% for the years ended December 31, 2003 and 2002, respectively.

Competition
      We compete with other real estate investment trusts, real estate partnerships, banks, insurance companies, finance companies, government-sponsored agencies, taxable and tax-exempt bond funds and other investors in the acquisition, leasing and financing of health care facilities. We compete for investments based on a number of factors including rates, financings offered, underwriting criterion and reputation. The operators of our facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients and residents based on a number of factors including quality of care, reputation, physical appearance of facilities, services offered, family preferences, physicians, staff and price.
Employees
      As of December 31, 2004, we employed 39 full-time employees.
Certain Government Regulations

Health Law Matters — Generally
      We invest in assisted living, skilled nursing and specialty care facilities, which represented approximately 54%, 39% and 7%, respectively, of our investments at December 31, 2004.
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

Licensing and Certification
      The primary regulations that affect assisted living facilities are the states’ licensing laws. In granting and renewing these licenses, the regulatory authorities consider numerous factors relating to a facility’s physical plant and operations including, but not limited to, admission and discharge standards and staffing and training. A decision to grant or renew a license is also affected by a facility’s record with respect to consumer rights and medication guidelines and rules.
      Generally, our skilled nursing and specialty care facilities are required to be licensed on an annual or bi-annual basis and to be certified for participation in the Medicare and Medicaid programs. These facilities are subject to audits and surveys by various regulatory agencies that determine compliance with federal, state and local laws. The failure of our facility operators to maintain or renew any required license or regulatory approval or the failure to clear serious survey deficiencies could prevent them from continuing operations at a property. In addition, if a facility is found out of compliance with the conditions of participation in Medicare, Medicaid or other health care programs, or if a facility is otherwise excluded from those programs, the facility may be barred from participation in government reimbursement programs. Any of these occurrences may impair the ability of our operators to meet their obligations to us. If we have to replace a facility operator, our ability to replace the operator may be affected by federal and state rules and policies governing changes in control. Under current Medicare and Medicaid rules and regulations and provider contracts, a successor operator that assumes an existing provider agreement will typically be subject to certain liabilities of the previous operator, including overpayments, terms under any existing plan of correction and possibly sanctions and penalties. If a successor operator chooses to apply for a new Medicare and/or Medicaid provider agreement, the successor operator may experience interruptions and delays in reimbursement during the processing of its application for a new provider agreement or its application may not be approved. This may result in payment delays, an inability to find a replacement operator, a significant working capital commitment from us to a new operator or other difficulties.

Reimbursement
      Assisted Living Facilities. Approximately 55% of our revenues for the year ended December 31, 2004, were attributable to assisted living facilities. The majority of the revenues received by the operators of our assisted living facilities are from private pay sources. The remaining revenue source is primarily Medicaid waiver programs. As a part of the Omnibus Budget Reconciliation Act (“OBRA”) of 1981, Congress established a waiver program under Medicaid to offer an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 allow states flexibility in developing cost-effective alternatives to long-term care, including assisted living and home health. At December 31, 2004, ten of our 31 assisted living operators utilized Medicaid waivers. For the year ended December 31, 2004, approximately 11% of the revenues at our assisted living facilities were from Medicaid reimbursement.
      Rates paid by self-pay residents are set by the facilities and are largely determined by local market conditions and operating costs. Generally, facilities receive a higher payment per day for a private pay resident than for a Medicaid beneficiary who requires a comparable level of care. The level of Medicaid reimbursement varies from state to state. Thus, the revenues generated by operators of our assisted living facilities may be adversely affected by payor mix, acuity level and changes in Medicaid eligibility and reimbursement levels. Changes in revenues could in turn have a material adverse effect on an operator’s ability to meet its obligation to us.
      Skilled Nursing Facilities and Specialty Care Facilities. Skilled nursing and specialty care facilities typically receive most of their revenues from Medicare and Medicaid, with the balance representing private pay, including private insurance. Consequently, skilled nursing and specialty care facilities rely heavily on government reimbursement. Changes in federal or state reimbursement policies, including changes in payment rates as a result of federal or state regulatory action, or payment delays by fiscal intermediaries may also adversely affect an operator’s ability to cover its expenses, including our rent or debt service. Skilled nursing and specialty care facilities are subject to periodic pre- and post-payment reviews and other audits by federal and state authorities. A review or audit of claims of a facility operator could result in recoupments, denials or delays of payments in the future, which could have a material adverse effect on the operator’s ability to meet its obligations to us. Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our facility operators for potential adjustments to reimbursements for payor settlements. Due to budgetary constraints, governmental payors may limit or reduce payments to skilled nursing and specialty care facilities. As a result of government reimbursement programs being subject to such budgetary pressures and legislative and administrative actions, an operator’s ability to meet its obligations to us may be significantly impaired.
      Medicare Reimbursement and Skilled Nursing Facilities. For the year ended December 31, 2004, approximately 28% of the revenues at our skilled nursing facilities (which comprised 39% of our revenues for the year ended December 31, 2004) were from Medicare reimbursement. In an effort to reduce federal spending on health care, the Balanced Budget Act of 1997 (“BBA”) contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected payments under these programs. The BBA fundamentally altered Medicare payment methodologies for skilled nursing facilities by mandating the institution of the skilled nursing facility prospective payment system. This system differs significantly from the prior cost-based reimbursement system. Among other things, it sets per diem rates based on 1995 cost reports as adjusted by a variety of factors, including, but not limited to, costs associated with 44 resource utilization group categories (“RUGs”). The payments received under the skilled nursing facility prospective payment system cover services for Medicare patients, including all ancillary services, such as respiratory, physical, and occupational therapy and certain covered medications. The skilled nursing facility prospective payment system caused Medicare per diem reimbursement for skilled nursing facility services to decrease. The reductions in Medicare payments resulted in immediate financial difficulties for skilled nursing facilities and caused a number of operators to seek bankruptcy protection.
      Since the BBA’s passage in 1997, the federal government has passed legislation to lessen the negative financial impact from the prospective payment system. For example, under the Balanced Budget Refinement

Act of 1999 (“BBRA”) and the Benefits Improvement and Patient Protection Act of 2000 (“BIPA”), some of the mandatory reductions in Medicare payment increases were reversed or delayed, and skilled nursing facilities received temporary payment increases. BBRA included two key provisions: [i] a 20% increase for 15 of the RUGs and [ii] a 4% across-the-board increase to the federal per diem rate. The 20% increase was implemented in April 2000 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system. The 4% increase was implemented in April 2000 and expired on September 30, 2002. BIPA also included two key provisions: [i] a 16.66% increase in the nursing component of the federal per diem rate and [ii] a 6.7% increase in the 14 RUG payments for rehabilitation therapy services. The 16.66% increase was implemented in April of 2001 and expired on September 30, 2002. The 6.7% increase is an adjustment to the 20% increase granted in BBRA and spreads the funds directed at three of those 15 RUGs to an additional 11 rehabilitation RUGs. This increase was implemented in April 2001 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system. The 4% and 16.66% increases that expired on September 30, 2002 decreased annual reimbursement by roughly $1.8 billion. Although the Centers for Medicare and Medicaid Services (“CMS”) did not implement RUG refinements for fiscal year 2005, annual reimbursement could be reduced by roughly $1.5 billion if a new case-mix system is implemented in the future. There is no assurance that the new case-mix classification will account for this reduction so that nursing facilities are not adversely affected.
      Skilled nursing facilities received a 2.8% inflation basket increase in Medicare payments for federal fiscal year 2005. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 imposed a moratorium on the therapy caps for Part B outpatient rehabilitation services through December 31, 2005. The therapy caps were mandated by the BBA. If ever imposed, the annual payment cap of $1,590 per patient would apply to both occupational therapy and physical and speech therapy. Patients exceeding the cap would need to use private funds to pay for the cost of additional therapy.
      Medicare Reimbursement and Specialty Care Facilities. For the year ended December 31, 2004, approximately 45% of the revenues at our specialty care facilities (which comprised 6% of our revenues for the year ended December 31, 2004) were from Medicare. Specialty care facilities generally are reimbursed by Medicare under either the diagnosis related group/outpatient prospective payment system reimbursement methodology for regular hospitals, or the new prospective payment system for inpatient rehabilitation facilities. Acute care hospitals provide a wide range of inpatient and outpatient services including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Long-term acute care hospitals provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Some of our other specialty care facilities provide specialized inpatient and outpatient services for specific illnesses or diseases including, among others, orthopedic, neurosurgical and behavioral care services.
      With respect to Medicare’s diagnosis related group/outpatient prospective payment system methodology for regular hospitals, reimbursement for inpatient services is on the basis of a fixed, prospective rate based on the principal diagnosis of the patient. Diagnoses are grouped into more than 500 diagnosis related groups. In some cases, a hospital might be able to qualify for an outlier payment if the hospital’s charges exceed a threshold. CMS has revised its outlier methodology in response to allegations that some hospitals increased their outlier reimbursement by substantially increasing charges. Under the revisions, outlier reimbursement for all hospitals is expected to decline. In addition, the government is evaluating the past practices of hospitals relating to outlier payments. If any of the operators of our specialty care facilities were found to have substantially increased charges in an attempt to increase outlier payments, there is a risk that such operators could be investigated and required to refund a portion of outlier payments received plus possible penalties.
      Congress has limited increases in diagnosis related groups or outpatient prospective payment system payments. These limited increases may not be sufficient to cover specialty care facilities’ increasing costs of providing care. Failure to increase reimbursement to cover increased costs, or reductions or freezes in payment rates, will have an adverse impact on operators of our specialty care facilities.
      The BBA, as amended by BBRA and BIPA, also authorized the development of a prospective payment system for inpatient rehabilitation facilities, including freestanding rehabilitation hospitals and rehabilitation units of acute care hospitals. The inpatient rehabilitation facility prospective payment system methodology replaces the reasonable cost-based payment system.
      Under the final regulations that implemented the inpatient rehabilitation facility prospective payment systems, rehabilitation hospitals are required to complete a patient assessment instrument upon admission and discharge for all Medicare Part A fee-for-service patients who are already inpatients or who are admitted or discharged on or after January 1, 2002. Based on the data received from the inpatient rehabilitation facility patient assessment instrument, each patient is placed into a case-mix group. Each case-mix group is a functional-related group determined by distinguishing classes of inpatient rehabilitation facility patient discharges on the basis of impairment, age, co-morbidities, functional capability of the patient and other factors the Medicare program deems appropriate to improve the explanatory power of functional independence measure function related groups. The case mix group determines the base payment rate for the Medicare-covered Part A services furnished by the inpatient rehabilitation facility during the beneficiary’s episode of care. Inpatient rehabilitation facility prospective payment system rates encompass the inpatient capital costs and operating costs, including routine and ancillary costs, of furnishing covered rehabilitation services. Other indirect operating costs (including, among other things, bad debts, approved educational activities and non-physician anesthetist’s services) are not included. Payment rates are calculated using relative weights to account for variations in resource needs in case mix groups.
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
      The ability of our operators to adjust to the shift from reasonable cost reimbursement to an inpatient rehabilitation facility prospective payment system will impact the cash flow of these facilities. Failure to control costs or manage the care provided under the inpatient rehabilitation facility prospective payment system would have an adverse impact on an operators’ ability to meet their obligations to us.
      Medicaid Reimbursement. Medicaid is a major payor source for residents in our skilled nursing and specialty care facilities. For the year ended December 31, 2004, approximately 56% of the revenues of our skilled nursing facilities and 29% of the revenues of our specialty care facilities were attributable to Medicaid payments. The federal government and the states share responsibility for financing Medicaid. The federal matching rate, known as the Federal Medical Assistance Percentage, varies by state based on relative per capita income. Medicaid is typically the second largest item in state budgets, representing approximately 17% on average, after elementary and secondary education. The percentage of Medicaid dollars used for long-term care varies from state to state due in part to different ratios of elderly population and eligibility requirements. With certain federal guidelines, states have a wide range of discretion to determine eligibility and reimbursement methodology. Many states reimburse long-term care facilities using fixed daily rates, which are applied prospectively based on the historical costs incurred in providing patient care. Reasonable costs typically include allowances for staffing, administrative and general, and property and equipment (e.g., depreciation and fair rental).
      In most states, Medicaid does not fully reimburse the cost of providing skilled nursing services. The shortfall is due in part to the BBA, which repealed the Boren Amendment. The Boren Amendment required states to fund Medicaid expenditures in an amount that was sufficient to cover the reasonable costs of an efficient provider. Consequently, Medicaid funding is vulnerable to state balanced budget requirements. Due to declining tax revenues, some states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits. States in which we have skilled nursing facility investments increased their per diem Medicaid rates roughly 3% on average for fiscal year 2005. Two of our states reduced Medicaid rates in fiscal year 2005. Per diem rates at most of our facilities in these two states decreased 0 to 4% versus the previous year. Despite any budgeted rate increases, long-term care rates may decline if revenues in a particular state are not sufficient to fund budgeted expenditures.

      The reimbursement methodologies applied to health care facilities continue to evolve. Federal and state authorities have considered and may seek to implement new or modified reimbursement methodologies that may negatively impact health care facility operations. The impact of any such change, if implemented, may result in a material adverse effect on our skilled nursing and specialty care facility operations. No assurance can be given that current revenue sources or levels will be maintained. Accordingly, there can be no assurance that payments under a government reimbursement program are currently or will, in the future, be sufficient to fully reimburse the facility operators for their operating and capital expenses. As a result, an operator’s ability to meet its obligations to us could be adversely impacted.

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
      Each skilled nursing and specialty care facility (and any assisted living facility that receives Medicaid payments) is subject to the federal anti-kickback statute that generally prohibits persons from offering, providing, soliciting or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service, for which payment may be made under a federal health care program such as the Medicare and Medicaid programs. Skilled nursing and specialty care facilities are also subject to the federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs. Further, skilled nursing and specialty care facilities (and assisted living facilities that receive Medicaid payments) are subject to substantial financial penalties under the Civil Monetary Penalties Act and the False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” provisions. Private enforcement of health care fraud has increased due in large part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees. Prosecutions, investigations or qui tam actions could have a material adverse effect on a facility operator’s liquidity, financial condition and results of operations which could adversely affect the ability of the operator to meet its obligations to us. Finally, various state false claim and anti-kickback laws also may apply to each facility operator. Violation of any of the foregoing statutes can result in criminal and/or civil penalties that could have a material adverse effect on the ability of an operator to meet its obligations to us.
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
Taxation

Federal Income Tax Considerations
      The following summary of the taxation of the Company and the material federal tax consequences to the holders of our debt and equity securities is for general information only and is not tax advice. This summary does not address all aspects of taxation that may be relevant to certain types of holders of stock or securities (including, but not limited to, insurance companies, tax-exempt entities, financial institutions or broker-dealers, persons holding shares of common stock as part of a hedging, integrated conversion or constructive sale transaction or a straddle, traders in securities that use a mark-to-market method of accounting for their securities, investors in pass-through entities and foreign corporations and persons who are not citizens or residents of the United States).
      This summary does not discuss all of the aspects of U.S. federal income taxation that may be relevant to you in light of your particular investment or other circumstances. In addition, this summary does not discuss any state or local income taxation or foreign income taxation or other tax consequences. This summary is based on current U.S. federal income tax law. Subsequent developments in U.S. federal income tax law, including changes in law or differing interpretations, which may be applied retroactively, could have a material effect on the U.S. federal income tax consequences of purchasing, owning and disposing of our securities as set forth in this summary. Before you purchase our securities, you should consult your own tax advisor regarding the particular U.S. federal, state, local, foreign and other tax consequences of acquiring, owning and selling of our securities.

General
      We elected to be taxed as a real estate investment trust (or REIT) commencing with our first taxable year. We intend to continue to operate in such a manner as to qualify as a REIT, but there is no guarantee that we will qualify or remain qualified as a REIT for subsequent years. Qualification and taxation as a REIT depends upon our ability to meet a variety of qualification tests imposed under federal income tax law with respect to income, assets, distribution level and diversity of share ownership as discussed below under “— Qualification as a REIT.” There can be no assurance that we will be owned and organized and will operate in a manner so as to qualify or remain qualified.
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

      Despite the REIT election, we may be subject to federal income and excise tax as follows:

•	To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates;

•	We may be subject to the “alternative minimum tax” on certain items of tax preference to the extent that this tax exceeds our regular tax;

•	If we have net income from the sale or other disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we will be subject to tax at the highest corporate rate on this income;

•	Any net income from prohibited transactions (which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than dispositions of foreclosure property and dispositions of property due to an involuntary conversion) will be subject to a 100% tax;

•	If we fail to satisfy either the 75% or 95% gross income tests (as discussed below), but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a 100% tax on an amount equal to (1) the gross income attributable to the greater of (i) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% gross income test (discussed below) or (ii) 95% of our gross income (90% of our gross income for taxable years beginning on or before October 22, 2004) over the amount of qualifying gross income for purposes of the 95% gross income test (discussed below) multiplied by (2) a fraction intended to reflect our profitability;

•	If we fail to distribute during each year at least the sum of (1) 85% of our REIT ordinary income for the year, (2) 95% of our REIT capital gain net income for such year (other than capital gain that we elect to retain and pay tax on) and (3) any undistributed taxable income from preceding periods, we will be subject to a 4% excise tax on the excess of such required distribution over amounts actually distributed; and

•	We will also be subject to a tax of 100% on the amount of any rents from real property, deductions or excess interest paid to us by any of our “taxable REIT subsidiaries” that would be reduced through reallocation under certain federal income tax principles in order to more clearly reflect income of the taxable REIT subsidiary. See “— Qualification as a REIT — Investments in Taxable REIT Subsidiaries.”
      If we acquire any assets from a corporation which is or has been a “C” corporation in a carryover basis transaction, we could be liable for specified liabilities that are inherited from the “C” corporation. A “C” corporation is generally defined as a corporation that is required to pay full corporate level federal income tax. If we recognize gain on the disposition of the assets during the ten-year period beginning on the date on which the assets were acquired by us, then to the extent of the assets’ “built-in gain” (i.e., the excess of the fair market value of the asset over the adjusted tax basis in the asset, in each case determined as of the beginning of the ten-year period), we will be subject to tax on the gain at the highest regular corporate rate applicable. The results described in this paragraph with respect to the recognition of built-in gain assume that the built-in gain assets, at the time the built-in gain assets were subject to a conversion transaction (either where a “C” corporation elected REIT status or a REIT acquired the assets from a “C” corporation), were not treated as sold to an unrelated party and gain recognized.

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

(6)	not more than 50% in value of the outstanding stock of which is owned during the last half of each taxable year, excluding its first taxable year, directly or indirectly, by or for five or fewer individuals (which includes certain entities) (the “Five or Fewer Requirement”); and

(7)	which meets certain income and asset tests described below.
      Conditions (1) to (4), inclusive, must be met during the entire taxable year and condition (5) must be met during at least 335 days of a taxable year of 12 months or during a proportionate part of a taxable year of less than 12 months. For purposes of conditions (5) and (6), pension funds and certain other tax-exempt entities are treated as individuals, subject to a “look-through” exception in the case of condition (6).
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
      We may own a number of properties through wholly owned subsidiaries. A corporation will qualify as a “qualified REIT subsidiary” if 100% of its stock is owned by a REIT and the REIT does not elect to treat the subsidiary as a taxable REIT subsidiary. A “qualified REIT subsidiary” will not be treated as a separate corporation, and all assets, liabilities and items of income, deductions and credits of a “qualified REIT subsidiary” will be treated as assets, liabilities and items (as the case may be) of the REIT. A “qualified REIT subsidiary” is not subject to federal income tax, and our ownership of the voting stock of a qualified REIT subsidiary will not violate the restrictions against ownership of securities of any one issuer which constitute more than 10% of the value or total voting power of such issuer or more than 5% of the value of our total assets, as described below under “— Asset Tests.”
      If we invest in a partnership, a limited liability company or a trust taxed as a partnership or as a disregarded entity, we will be deemed to own a proportionate share of the partnership’s, limited liability company’s or trust’s assets. Likewise, we will be treated as receiving our share of the income and loss of the partnership, limited liability company or trust, and the gross income will retain the same character in our hands as it has in the hands of the partnership, limited liability company or trust. These “look-through” rules apply for purposes of the income tests and assets tests described below.
      Income Tests. There are two separate percentage tests relating to our sources of gross income that we must satisfy for each taxable year.

•	At least 75% of our gross income (excluding gross income from certain sales of property held primarily for sale) must be directly or indirectly derived each taxable year from “rents from real property,” other income from investments relating to real property or mortgages on real property or certain income from qualified temporary investments.

•	At least 95% of our gross income (excluding gross income from certain sales of property held primarily for sale) must be directly or indirectly derived each taxable year from any of the sources qualifying for the 75% gross income test and from dividends (including dividends from taxable REIT subsidiaries) and interest.
      For taxable years beginning on or before October 22, 2004, (i) payments to us under an interest rate swap or cap agreement, option, futures contract, forward rate agreement or any similar financial instrument entered into by us to reduce interest rate risk on indebtedness incurred or to be incurred and (ii) gain from the sale or other disposition of any such investment are treated as income qualifying under the 95% gross income test. For taxable years beginning after October 22, 2004, any of our income from a “clearly identified” hedging transaction that is entered into by us in the normal course of business, directly or indirectly, to manage the risk of interest rate movements, price changes or currency fluctuations with respect to borrowings or obligations incurred or to be incurred by us, or such other risks that are prescribed by the Internal Revenue Service, is excluded from the 95% gross income test. In general, a hedging transaction is “clearly identified” if (i) the transaction is identified as a hedging transaction before the end of the day on which it is entered into and (ii) the items or risks being hedged are identified “substantially contemporaneously” with the hedging transaction. An identification is not substantially contemporaneous if it is made more than 35 days after entering into the hedging transaction.
      Rents received by us will qualify as “rents from real property” for purposes of satisfying the gross income tests for a REIT only if several conditions are met:

•	The amount of rent must not be based in whole or in part on the income or profits of any person, although rents generally will not be excluded merely because they are based on a fixed percentage or percentages of receipts or sales.

•	Rents received from a tenant will not qualify as rents from real property if the REIT, or an owner of 10% or more of the REIT, also directly or constructively owns 10% or more of the tenant, unless the tenant is our taxable REIT subsidiary and certain other requirements are met with respect to the real property being rented.

•	If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.”

•	For rents to qualify as rents from real property, we generally must not furnish or render services to tenants, other than through a taxable REIT subsidiary or an “independent contractor” from whom we derive no income, except that we may directly provide services that are “usually or customarily rendered” in the geographic area in which the property is located in connection with the rental of real property for occupancy only, or are not otherwise considered “rendered to the occupant for his convenience.”
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
      The term “interest” generally does not include any amount if the determination of the amount depends in whole or in part on the income or profits of any person, although an amount generally will not be excluded from the term “interest” solely by reason of being based on a fixed percentage of receipts or sales.
      If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are eligible for relief. For taxable years beginning on or before October 22, 2004, these relief provisions generally will be available if (a) our failure to meet such tests was due to reasonable cause and not due to willful neglect; (b) we attach a schedule of the sources of our income to our return; and (c) any incorrect information on the schedule was not due to fraud with intent to evade tax. For taxable years beginning after October 22, 2004, these relief provisions generally will be available if (a) following our identification of the failure, we file a schedule for such taxable year describing each item of our gross income and (b) the failure to meet such tests was due to reasonable cause and not due to willful neglect.
      It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions. If these relief provisions apply, a 100% tax is imposed on an amount equal to (a) the gross income attributable to (i) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% income test and (ii) 95% of our gross income (90% of our gross income for taxable years beginning on or before October 22, 2004) over the amount of qualifying gross income for purposes of the 95% income test, multiplied by (b) a fraction intended to reflect our profitability.
      Asset Tests. Within 30 days after the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets determined in accordance with generally accepted accounting principles. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of our operation), government securities and qualified temporary investments. Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote (the “10% vote test”) or value (the “10% value test”) of the outstanding securities of any issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary. Further, no more than 20% of the total assets may be represented by securities of one or more taxable REIT subsidiaries (the “20% asset test”) and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer other than a qualified REIT subsidiary (the “5% asset test”), another REIT or a taxable REIT subsidiary. Each of the 10% vote test, the 10% value test and the 20% and 5% asset tests must be satisfied at the end of each quarter. There are special rules which provide relief if the value related tests are not satisfied due to changes in the value of the assets of a REIT.
      For taxable years beginning after December 31, 2000, certain items are excluded from the 10% value test, including (i) straight debt securities of an issuer (including straight debt that provides certain contingent payments); (ii) any loan to an individual or an estate; (iii) any rental agreement described in Section 467 of the Internal Revenue Code, other than with a “related person”; (iv) any obligation to pay rents from real property; (v) certain securities issued by a state or any subdivision thereof, the District of Columbia, a foreign government, or any political subdivision thereof, or the Commonwealth of Puerto Rico; (vi) any security issued by a REIT; and (vii) any other arrangement that, as determined by the Secretary of the Treasury, is excepted from the definition of security (“excluded securities”). Special rules apply to straight debt securities issued by corporations and entities taxable as partnerships for federal income tax purposes. If a REIT, or its taxable REIT subsidiary, holds (i) straight debt securities of a corporate or partnership issuer and (ii) securities of such issuer that are not excluded securities and have an aggregate value greater than 1% of such issuer’s outstanding securities, the straight debt securities will be included in the 10% value test.
      For taxable years beginning after December 31, 2000, a REIT’s interest as a partner in a partnership is not treated as a security for purposes of applying the 10% value test to securities issued by the partnership.

Further, any debt instrument issued by a partnership will not be a security for purposes of applying the 10% value test (i) to the extent of the REIT’s interest as a partner in the partnership and (ii) if at least 75% of the partnership’s gross income (excluding gross income from prohibited transactions) would qualify for the 75% gross income test. For taxable years beginning after October 22, 2004, for purposes of the 10% value test, a REIT’s interest in a partnership’s assets is the REIT’s proportionate interest in any securities issued by the partnership (other than the excluded securities described in the preceding paragraph).
      For taxable years beginning after October 22, 2004, following the 30 day cure period after the close of a taxable quarter, for violations of the 10% vote test, the 10% value test or the 5% asset test, a REIT may avoid disqualification as a REIT by disposing of sufficient assets to cure a violation that does not exceed the lesser of 1% of the REIT’s assets at the end of the relevant quarter or $10,000,000, provided that the disposition occurs within six months following the last day of the quarter in which the REIT first identified the assets. For violations of any of the REIT asset tests due to reasonable cause and not willful neglect that exceed the thresholds described in the preceding sentence, a REIT can avoid disqualification as a REIT following the 30 day cure period after the close of a taxable quarter by taking certain steps, including disposition of sufficient assets within the six month period described above to meet the applicable asset test, paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying assets during the period of time that the assets were held as non-qualifying assets and filing a schedule with the Internal Revenue Service that describes the non-qualifying assets.
      Investments in Taxable REIT Subsidiaries. For taxable years beginning after December 31, 2000, REITs may own more than 10% of the voting power and value of securities in taxable REIT subsidiaries. We and any taxable corporate entity in which we own an interest are allowed to jointly elect to treat such entity as a “taxable REIT subsidiary.”
      Several of our subsidiaries have elected to be treated as a taxable REIT subsidiary. Taxable REIT subsidiaries are subject to full corporate level federal taxation on their earnings but are permitted to engage in certain types of activities that cannot be performed directly by REITs without jeopardizing their REIT status. Our taxable REIT subsidiaries will attempt to minimize the amount of these taxes, but there can be no assurance whether or the extent to which measures taken to minimize taxes will be successful. To the extent our taxable REIT subsidiaries are required to pay federal, state or local taxes, the cash available for distribution as dividends to us from our taxable REIT subsidiaries will be reduced.
      The amount of interest on related-party debt that a taxable REIT subsidiary may deduct is limited. Further, a 100% tax applies to any interest payments by a taxable REIT subsidiary to its affiliated REIT to the extent the interest rate is not commercially reasonable. A taxable REIT subsidiary is permitted to deduct interest payments to unrelated parties without any of these restrictions.
      The Internal Revenue Service may reallocate costs between a REIT and its taxable REIT subsidiary where there is a lack of arm’s-length dealing between the parties. Any deductible expenses allocated away from a taxable REIT subsidiary would increase its tax liability. Further, any amount by which a REIT understates its deductions and overstates those of its taxable REIT subsidiary will, subject to certain exceptions, be subject to a 100% tax. Additional taxable REIT subsidiary elections may be made in the future for additional entities in which we own an interest.
      Annual Distribution Requirements. In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (A) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (B) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration. The amount distributed must not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates. Finally, as discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We intend to make timely distributions sufficient to satisfy these annual distribution requirements.
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
      Under certain circumstances, in the event of a deficiency determined by the Internal Revenue Service, we may be able to rectify a resulting failure to meet the distribution requirement for a year by paying “deficiency dividends” to stockholders in a later year, which may be included in our deduction for distributions paid for the earlier year. Thus, we may be able to avoid being taxed on amounts distributed as deficiency distributions; however, we will be required to pay applicable penalties and interest based upon the amount of any deduction taken for deficiency distributions.

Failure to Qualify as a REIT
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
      In addition to the relief described above under “— Income Tests” and “— Asset Tests,” relief is available in the event that we violate a provision of the Internal Revenue Code that would result in our failure to qualify as a REIT if (i) the violation is due to reasonable cause and not due to willful neglect, (ii) we pay a penalty of $50,000 for each failure to satisfy the provision, and (iii) the violation does not include a violation described under “— Income Tests” or “— Asset Tests” above. It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions.

Federal Income Taxation of Holders of Our Stock
      Treatment of Taxable U.S. Stockholders. The following summary applies to you only if you are a “U.S. stockholder.” A “U.S. stockholder” is a stockholder of shares of stock who, for United States federal income tax purposes, is:

•	a citizen or resident of the United States;

•	a corporation, partnership or other entity classified as a corporation or partnership for these purposes, created or organized in or under the laws of the United States or of any political subdivision of the United States, including any state;

•	an estate, the income of which is subject to United States federal income taxation regardless of its source; or

•	a trust, if, in general, a U.S. court is able to exercise primary supervision over the trust’s administration and one or more U.S. persons, within the meaning of the Internal Revenue Code, has the authority to control all of the trust’s substantial decisions.
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
      Generally, for taxable years ending after May 6, 2003 through December 31, 2008, the maximum marginal rate of tax payable by individuals on dividends received from corporations that are subject to a corporate level of tax is 15%. Except in limited circumstances, this tax rate will not apply to dividends paid to you by us on our shares, because generally we are not subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our stockholders. The reduced maximum federal income tax rate will apply to that portion, if any, of dividends received by you with respect to our shares that are attributable to: (1) dividends received by us from non-REIT corporations or other taxable REIT subsidiaries; (2) income from the prior year with respect to which we were required to pay federal corporate income tax during the prior year (if, for example, we did not distribute 100% of our REIT taxable income for the prior year); or (3) the amount of any earnings and profits that were distributed by us and accumulated in a non-REIT year.
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
      We will be treated as having sufficient earnings and profits to treat as a dividend any distribution up to the amount required to be distributed in order to avoid imposition of the 4% excise tax discussed under “— General” and “— Qualification as a REIT — Annual Distribution Requirements” above. As a result, you may be required to treat as taxable dividends certain distributions that would otherwise result in a tax-free return of capital. Moreover, any “deficiency dividend” will be treated as a dividend (an ordinary dividend or a capital gain dividend, as the case may be), regardless of our earnings and profits. Any other distributions in excess of current or accumulated earnings and profits will not be taxable to you to the extent these distributions do not exceed the adjusted tax basis of your shares of our stock. You will be required to reduce the tax basis of your shares of our stock by the amount of these distributions until the basis has been reduced to zero, after which these distributions will be taxable as capital gain, if the shares of our stock are held as a capital asset. The tax basis as so reduced will be used in computing the capital gain or loss, if any, realized upon sale of the shares of our stock. Any loss upon a sale or exchange of shares of our stock which were held for six months or less (after application of certain holding period rules) will generally be treated as a long-term capital loss to the extent you previously received capital gain distributions with respect to these shares of our stock.
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
      If we redeem any of your shares in us, the treatment can only be determined on the basis of particular facts at the time of redemption. In general, you will recognize gain or loss (as opposed to dividend income) equal to the difference between the amount received by you in the redemption and your adjusted tax basis in your shares redeemed if such redemption results in a “complete termination” of your interest in all classes of our equity securities, is a “substantially disproportionate redemption” or is “not essentially equivalent to a dividend” with respect to you. In applying these tests, there must be taken into account your ownership of all classes of our equity securities (e.g., common stock, preferred stock, depositary shares and warrants). You also must take into account any equity securities that are considered to be constructively owned by you.
      If, as a result of a redemption by us of your shares, you no longer own (either actually or constructively) any of our equity securities or only own (actually and constructively) an insubstantial percentage of our equity securities, then it is probable that the redemption of your shares would be considered “not essentially equivalent to a dividend” and, thus, would result in gain or loss to you. However, whether a distribution is “not essentially equivalent to a dividend” depends on all of the facts and circumstances, and if you rely on any of these tests at the time of redemption, you should consult your tax advisor to determine their application to the particular situation.
      Generally, if the redemption does not meet the tests described above, then the proceeds received by you from the redemption of your shares will be treated as a distribution taxable as a dividend to the extent of the allocable portion of current or accumulated earnings and profits. If the redemption is taxed as a dividend, your adjusted tax basis in the redeemed shares will be transferred to any other shareholdings in us that you own. If you own no other shareholdings in us, under certain circumstances, such basis may be transferred to a related person, or it may be lost entirely.
      Gain from the sale or exchange of our shares held for more than one year is taxed at a maximum long-term capital gain rate, which is currently 15%. Pursuant to Internal Revenue Service guidance, we may classify portions of our capital gain dividends as gains eligible for the long-term capital gains rate or as gain taxable to individual stockholders at a maximum rate of 25%.
      Treatment of Tax-Exempt U.S. Stockholders. Tax-exempt entities, including qualified employee pension and profit sharing trusts and individual retirement accounts (“Exempt Organizations”), generally are exempt from federal income taxation. However, they are subject to taxation on their unrelated business taxable income (“UBTI”). The Internal Revenue Service has issued a published revenue ruling that dividend distributions from a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on this ruling, amounts distributed by us to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of the shares of our stock with debt, a portion of its income from us will constitute UBTI pursuant to the “debt financed property” rules. Likewise, a portion of the Exempt Organization’s income from us would constitute UBTI if we held a residual interest in a real estate mortgage investment conduit.
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
      Backup Withholding and Information Reporting. Under certain circumstances, you may be subject to backup withholding at applicable rates on payments made with respect to, or cash proceeds of a sale or exchange of, shares of our stock. Backup withholding will apply only if you: (1) fail to provide a correct taxpayer identification number, which if you are an individual, is ordinarily your social security number; (2) furnish an incorrect taxpayer identification number; (3) are notified by the Internal Revenue Service that you have failed to properly report payments of interest or dividends; or (4) fail to certify, under penalties of perjury, that you have furnished a correct taxpayer identification number and that the Internal Revenue Service has not notified you that you are subject to backup withholding.
      Backup withholding will not apply with respect to payments made to certain exempt recipients, such as corporations and tax-exempt organizations. You should consult with a tax advisor regarding qualification for exemption from backup withholding, and the procedure for obtaining an exemption. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to payment to a stockholder will be allowed as a credit against such stockholder’s United States federal income tax liability and may entitle such stockholder to a refund, provided that the required information is provided to the Internal Revenue Service. In addition, withholding a portion of capital gain distributions made to stockholders may be required for stockholders who fail to certify their non-foreign status.
      Taxation of Foreign Stockholders. The following summary applies to you only if you are a foreign person. The federal taxation of foreign persons is a highly complex matter that may be affected by many considerations.
      Except as discussed below, distributions to you of cash generated by our real estate operations in the form of ordinary dividends, but not by the sale or exchange of our capital assets, generally will be subject to U.S. withholding tax at a rate of 30%, unless an applicable tax treaty reduces that tax and you file with us the required form evidencing the lower rate.
      In general, you will be subject to United States federal income tax on a graduated rate basis rather than withholding with respect to your investment in our stock if such investment is “effectively connected” with your conduct of a trade or business in the United States. A corporate foreign stockholder that receives income that is, or is treated as, effectively connected with a United States trade or business may also be subject to the branch profits tax, which is payable in addition to regular United States corporate income tax. The following discussion will apply to foreign stockholders whose investment in us is not so effectively connected. We expect to withhold United States income tax, as described below, on the gross amount of any distributions paid to you unless (i) you file an Internal Revenue Service Form W-8ECI with us claiming that the distribution is “effectively connected” or (ii) certain other exceptions apply.
      Distributions by us that are attributable to gain from the sale or exchange of a United States real property interest will be taxed to you under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) as if these distributions were gains “effectively connected” with a United States trade or business. Accordingly, you will be taxed at the normal capital gain rates applicable to a U.S. stockholder on these amounts, subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. Distributions subject to FIRPTA may also be subject to a branch profits tax in the hands of a corporate foreign stockholder that is not entitled to treaty exemption.
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
      For taxable years beginning after October 22, 2004, any capital gain dividend with respect to any class of stock that is “regularly traded” on an established securities market will be treated as an ordinary dividend if the foreign stockholder did not own more than 5% of such class of stock at any time during the taxable year. Once this provision takes effect, foreign stockholders generally will not be required to report distributions received from us on U.S. federal income tax returns and all distributions treated as dividends for U.S. federal income tax purposes including any capital gain dividend will be subject to a 30% U.S. withholding tax (unless reduced under an applicable income tax treaty) as discussed above. In addition, the branch profits tax will no longer apply to such distributions.
      Unless our shares constitute a “United States real property interest” within the meaning of FIRPTA or are effectively connected with a U.S. trade or business, a sale of our shares by you generally will not be subject to United States taxation. Our shares will not constitute a United States real property interest if we qualify as a “domestically controlled REIT.” We do, and expect to continue to, qualify as a domestically controlled REIT. A domestically controlled REIT is a REIT in which at all times during a specified testing period less than 50% in value of its shares is held directly or indirectly by foreign stockholders. However, if you are a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions apply, you will be subject to a 30% tax on such capital gains. In any event, a purchaser of our shares from you will not be required under FIRPTA to withhold on the purchase price if the purchased shares are “regularly traded” on an established securities market or if we are a domestically controlled REIT. Otherwise, under FIRPTA, the purchaser may be required to withhold 10% of the purchase price and remit such amount to the Internal Revenue Service.
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

U.S. Federal Income Taxation of Holders of Depositary Shares
      Owners of our depositary shares will be treated as if you were owners of the series of preferred stock represented by the depositary shares. Thus, you will be required to take into account the income and deductions to which you would be entitled if you were a holder of the underlying series of preferred stock.
      Conversion or Exchange of Shares for Preferred Stock. No gain or loss will be recognized upon the withdrawal of preferred stock in exchange for depositary shares and the tax basis of each share of preferred stock will, upon exchange, be the same as the aggregate tax basis of the depositary shares exchanged. If you held your depositary shares as a capital asset at the time of the exchange for shares of preferred stock, the holding period for your shares of preferred stock will include the period during which you owned the depositary shares.

U.S. Federal Income and Estate Taxation of Holders of Our Debt Securities
      The following is a general summary of the United States federal income tax consequences and, in the case that you are a holder that is a non-U.S. holder, as defined below, the United States federal estate tax consequences, of purchasing, owning and disposing of debt securities periodically offered under one or more indentures, the forms of which have been filed as exhibits to this registration statement (the “notes”). This summary assumes that you hold the notes as capital assets. This summary applies to you only if you are the initial holder of the notes and you acquire the notes for a price equal to the issue price of the notes. The issue price of the notes is the first price at which a substantial amount of the notes is sold other than to bond houses, brokers or similar persons or organizations acting in the capacity of underwriters, placement agents or wholesalers. In addition, this summary does not consider any foreign, state, local or other tax laws that may be applicable to us or a purchaser of the notes.

U.S. Holders
      The following summary applies to you only if you are a U.S. holder, as defined below.
      Definition of a U.S. Holder. A “U.S. holder” is a beneficial owner of a note or notes that is for United States federal income tax purposes:

•	a citizen or resident of the United States;

•	a corporation or partnership, or other entity classified as a corporation or partnership for these purposes, created or organized in or under the laws of the United States or of any political subdivision of the United States, including any state;

•	an estate, the income of which is subject to United States federal income taxation regardless of its source; or

•	a trust, if, in general, a U.S. court is able to exercise primary supervision over the trust’s administration and one or more U.S. persons, within the meaning of the Internal Revenue Code, has the authority to control all of the trust’s substantial decisions.
      Payments of Interest. Stated interest on the notes generally will be taxed as ordinary interest income from domestic sources at the time it is paid or accrues in accordance with your method of accounting for tax purposes.
      Sale, Exchange or Other Disposition of Notes. The adjusted tax basis in your note acquired at a premium will generally be your cost. You generally will recognize taxable gain or loss when you sell or otherwise dispose of your notes equal to the difference, if any, between:

•	the amount realized on the sale or other disposition, less any amount attributable to any accrued interest, which will be taxable in the manner described under “— Payments of Interest” above; and

•	your adjusted tax basis in the notes.
      Your gain or loss generally will be capital gain or loss. This capital gain or loss will be long-term capital gain or loss if at the time of the sale or other disposition you have held the notes for more than one year. Subject to limited exceptions, your capital losses cannot be used to offset your ordinary income.
      Backup Withholding and Information Reporting. In general, “backup withholding” may apply to any payments made to you of principal and interest on your note, and to payment of the proceeds of a sale or other disposition of your note before maturity, if you are a non-corporate U.S. holder and (1) fail to provide a correct taxpayer identification number, which if you are an individual, is ordinarily your social security number; (2) furnish an incorrect taxpayer identification number; (3) are notified by the Internal Revenue Service that you have failed to properly report payments of interest or dividends; or (4) fail to certify, under penalties of perjury, that you have furnished a correct taxpayer identification number and that the Internal Revenue Service has not notified you that you are subject to backup withholding.
      The amount of any reportable payments, including interest, made to you (unless you are an exempt recipient) and the amount of tax withheld, if any, with respect to such payments will be reported to you and to the Internal Revenue Service for each calendar year. You should consult your tax advisor regarding your qualification for an exemption from backup withholding and the procedures for obtaining such an exemption, if applicable. The backup withholding tax is not an additional tax and will be credited against your U.S. federal income tax liability, provided that correct information is provided to the Internal Revenue Service.

Non-U.S. Holders
      The following summary applies to you if you are a beneficial owner of a note and are not a U.S. holder, as defined above (a “non-U.S. holder”).
      Special rules may apply to certain non-U.S. holders such as “controlled foreign corporations,” “passive foreign investment companies” and “foreign personal holding companies.” Such entities are encouraged to consult their tax advisors to determine the United States federal, state, local and other tax consequences that may be relevant to them.
      U.S. Federal Withholding Tax. Subject to the discussion below, U.S. federal withholding tax will not apply to payments by us or our paying agent, in its capacity as such, of principal and interest on your notes under the “portfolio interest” exception of the Internal Revenue Code, provided that:

•	you do not, directly or indirectly, actually or constructively, own 10% or more of the total combined voting power of all classes of our stock entitled to vote;

•	you are not (1) a controlled foreign corporation for U.S. federal income tax purposes that is related, directly or indirectly, to us through sufficient stock ownership, as provided in the Internal Revenue Code, or (2) a bank receiving interest described in Section 881(c)(3)(A) of the Internal Revenue Code;

•	such interest is not effectively connected with your conduct of a U.S. trade or business; and

•	you provide a signed written statement, under penalties of perjury, which can reliably be related to you, certifying that you are not a U.S. person within the meaning of the Internal Revenue Code and providing your name and address to:

•	us or our paying agent; or

•	a securities clearing organization, bank or other financial institution that holds customers’ securities in the ordinary course of its trade or business and holds your notes on your behalf and that certifies to us or our paying agent under penalties of perjury that it, or the bank or financial institution between it and you, has received from you your signed, written statement and provides us or our paying agent with a copy of such statement.
      Treasury regulations provide that:

•	if you are a foreign partnership, the certification requirement will generally apply to your partners, and you will be required to provide certain information;

•	if you are a foreign trust, the certification requirement will generally be applied to you or your beneficial owners depending on whether you are a “foreign complex trust,” “foreign simple trust,” or “foreign grantor trust” as defined in the Treasury regulations; and

•	look-through rules will apply for tiered partnerships, foreign simple trusts and foreign grantor trusts.
      If you are a foreign partnership or a foreign trust, you should consult your own tax advisor regarding your status under these Treasury regulations and the certification requirements applicable to you.
      If you cannot satisfy the portfolio interest requirements described above, payments of interest will be subject to the 30% United States withholding tax, unless you provide us with a properly executed (1) Internal Revenue Service Form W-8BEN claiming an exemption from or reduction in withholding under the benefit of an applicable treaty or (2) Internal Revenue Service Form W-8ECI stating that interest paid on the note is not subject to withholding tax because it is effectively connected with your conduct of a trade or business in the United States. Alternative documentation may be applicable in certain circumstances.
      If you are engaged in a trade or business in the United States and interest on a note is effectively connected with the conduct of that trade or business, you will be required to pay United States federal income tax on that interest on a net income basis (although you will be exempt from the 30% withholding tax provided the certification requirement described above is met) in the same manner as if you were a U.S. person, except as otherwise provided by an applicable tax treaty. If you are a foreign corporation, you may be required to pay a branch profits tax on the earnings and profits that are effectively connected to the conduct of your trade or business in the United States.

      Sale, Exchange or other Disposition of Notes. You generally will not have to pay U.S. federal income tax on any gain or income realized from the sale, redemption, retirement at maturity or other disposition of your notes, unless:

•	in the case of gain, you are an individual who is present in the United States for 183 days or more during the taxable year of the sale or other disposition of your notes, and specific other conditions are met;

•	you are subject to tax provisions applicable to certain United States expatriates; or

•	the gain is effectively connected with your conduct of a U.S. trade or business.
      If you are engaged in a trade or business in the United States and gain with respect to your notes is effectively connected with the conduct of that trade or business, you generally will be subject to U.S. income tax on a net basis on the gain. In addition, if you are a foreign corporation, you may be subject to a branch profits tax on your effectively connected earnings and profits for the taxable year, as adjusted for certain items.
      U.S. Federal Estate Tax. If you are an individual and are not a U.S. citizen or a resident of the United States, as specially defined for U.S. federal estate tax purposes, at the time of your death, your notes will generally not be subject to the U.S. federal estate tax, unless, at the time of your death (1) you owned actually or constructively 10% or more of the total combined voting power of all our classes of stock entitled to vote or (2) interest on the notes is effectively connected with your conduct of a U.S. trade or business.
      Backup Withholding and Information Reporting. Backup withholding will not apply to payments of principal or interest made by us or our paying agent, in its capacity as such, to you if you have provided the required certification that you are a non-U.S. holder as described in “— U.S. Federal Withholding Tax” above, and provided that neither we nor our paying agent have actual knowledge that you are a U.S. holder, as described in “— U.S. Holders” above. We or our paying agent may, however, report payments of interest on the notes.
      The gross proceeds from the disposition of your notes may be subject to information reporting and backup withholding tax. If you sell your notes outside the United States through a non-U.S. office of a non-U.S. broker and the sales proceeds are paid to you outside the United States, then the U.S. backup withholding and information reporting requirements generally will not apply to that payment. However, U.S. information reporting, but not backup withholding, will apply to a payment of sales proceeds, even if that payment is made outside the United States, if you sell your notes through a non-U.S. office of a broker that:

•	is a U.S. person, as defined in the Internal Revenue Code;

•	derives 50% or more of its gross income in specific periods from the conduct of a trade or business in the United States;

•	is a “controlled foreign corporation” for U.S. federal income tax purposes; or

•	is a foreign partnership, if at any time during its tax year, one or more of its partners are U.S. persons who in the aggregate hold more than 50% of the income or capital interests in the partnership, or the foreign partnership is engaged in a U.S. trade or business, unless the broker has documentary evidence in its files that you are a non-U.S. person and certain other conditions are met or you otherwise establish an exemption. If you receive payments of the proceeds of a sale of your notes to or through a U.S. office of a broker, the payment is subject to both U.S. backup withholding and information reporting unless you provide a Form W-8BEN certifying that you are a non-U.S. person or you otherwise establish an exemption.
      You should consult your own tax advisor regarding application of backup withholding in your particular circumstance and the availability of and procedure for obtaining an exemption from backup withholding. Any amounts withheld under the backup withholding rules from a payment to you will be allowed as a refund or credit against your U.S. federal income tax liability, provided the required information is furnished to the Internal Revenue Service.

U.S. Federal Income and Estate Taxation of Holders of Our Warrants
      Exercise of Warrants. You will not generally recognize gain or loss upon the exercise of a warrant. Your basis in the debt securities, preferred stock, depositary shares or common stock, as the case may be, received upon the exercise of the warrant will be equal to the sum of your adjusted tax basis in the warrant and the exercise price paid. Your holding period in the debt securities, preferred stock, depositary shares or common stock, as the case may be, received upon the exercise of the warrant will not include the period during which the warrant was held by you.
      Expiration of Warrants. Upon the expiration of a warrant, you will recognize a capital loss in an amount equal to your adjusted tax basis in the warrant.
      Sale or Exchange of Warrants. Upon the sale or exchange of a warrant to a person other than us, you will recognize gain or loss in an amount equal to the difference between the amount realized on the sale or exchange and your adjusted tax basis in the warrant. Such gain or loss will be capital gain or loss and will be long-term capital gain or loss if the warrant was held for more than one year. Upon the sale of the warrant to us, the Internal Revenue Service may argue that you should recognize ordinary income on the sale. You are advised to consult your own tax advisors as to the consequences of a sale of a warrant to us.

Potential Legislation or Other Actions Affecting Tax Consequences
      Current and prospective securities holders should recognize that the present federal income tax treatment of an investment in us may be modified by legislative, judicial or administrative action at any time and that any such action may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in federal tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in us.
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
      Our headquarters are currently located at One SeaGate, Suite 1500, Toledo, Ohio 43604. The following table sets forth certain information regarding the facilities that comprise our investments as of December 31, 2004:

			(In thousands)

	Number of	Number of	Total	Annualized
Facility Location	Facilities	Beds/Units	Investment(1)	Income(2)

Assisted Living Facilities:
Arizona	6	623	$46,777	$3,472
California	9	637	67,302	7,680
Colorado	1	46	4,372	522
Connecticut	6	591	66,878	7,526
Delaware	1	97	21,642	1,873
Florida	23	2,008	137,317	14,013
Georgia	6	402	37,936	4,158
Idaho	4	488	31,721	3,612
Illinois	2	248	10,928	809
Indiana	14	824	64,967	6,984
Kansas	1	120	11,120	962
Kentucky	1	80	8,700	924
Louisiana	1	124	11,361	1,702
Maryland	7	593	64,495	5,923
Massachusetts	7	558	87,286	10,070
Mississippi	2	158	14,525	1,509
Montana	2	104	9,827	1,043
Nevada	4	365	38,177	4,227
New Jersey	3	176	17,920	2,019
New Mexico	1	77	2,448	220
New York	4	232	30,818	3,247
North Carolina	42	1,993	197,036	25,006
Ohio	9	627	45,475	4,207
Oklahoma	16	549	20,518	2,863
Oregon	4	168	17,053	2,131
Pennsylvania	1	46	5,175	541
South Carolina	10	694	50,343	6,245
Tennessee	6	306	17,735	2,015
Texas	26	1,927	111,756	11,361
Utah	2	128	14,464	1,488
Virginia	5	289	30,727	3,135
Washington	7	470	34,807	3,697
Wisconsin	1	28	4,111	494

Total Assisted Living Facilities	234	15,776	1,335,717	145,678

			(In thousands)

	Number of	Number of	Total	Annualized
Facility Location	Facilities	Beds/Units	Investment(1)	Income(2)

Skilled Nursing Facilities:
Alabama	8	1,202	$42,562	$4,949
Arizona	1	163	3,290	474
California	1	116	4,112	602
Colorado	1	180	5,118	731
Connecticut	4	453	8,592	904
Florida	35	4,352	233,932	24,558
Georgia	2	375	11,115	1,309
Idaho	3	393	18,556	2,582
Illinois	4	406	29,346	1,178
Indiana	2	224	4,685	423
Kentucky	4	591	23,670	3,125
Maryland	1	110	4,148	524
Massachusetts	23	3,298	198,480	23,365
Mississippi	11	1,527	51,746	5,676
Missouri	3	407	26,126	1,346
Nevada	1	60	1,423	325
New Jersey	1	176	4,890	441
Ohio	7	1,206	83,939	9,129
Oklahoma	2	575	17,175	1,917
Oregon	1	111	4,511	639
Pennsylvania	4	490	19,334	2,603
Tennessee	21	2,905	126,117	17,221
Texas	10	1,339	33,773	4,053
Virginia	2	316	8,688	1,194

Total Skilled Nursing Facilities	152	20,975	965,328	109,268
Specialty Care Facilities:
California	1	231	18,800	1,316
District of Columbia	1	148	3,244	227
Florida	1	100	4,867
Illinois	1	72	36,254	3,740
Massachusetts	3	505	59,799	7,716
Ohio	1	55	28,869	3,902

Total Specialty Care Facilities	8	1,111	151,833	16,901

Total All Facilities:	394	37,862	$2,452,878	$271,847

(1)	Investments include real estate investments and credit enhancements which amounted to $2,447,233,000 and $5,645,000, respectively.

(2)	Reflects contract rate of interest for loans, annual straight-line rent for leases with fixed escalators or annual cash rent for leases with contingent escalators, excluding investments on non-accrual.

Item 3.	Legal Proceedings
      In previous years, we reported on Doctors Community Healthcare Corporation (“DCHC”) and certain subsidiaries (collectively with DCHC, “Doctors”) and Doctors’ confirmed plan of reorganization. We also previously reported that, as part of that plan, we made loans to Pacifica of the Valley Corporation (“Pacifica”) and PACIN Healthcare-Hadley Memorial Hospital Corporation (“Hadley”). Effective January 18, 2005, DCHC and certain affiliates entered into a $45,000,000 credit facility with a third-party lender and replaced certain outstanding debt owed to the liquidating trust (which was established pursuant to the confirmed plan of reorganization) with a $10,000,000 promissory note. As part of this transaction, we increased the loans to Pacifica and Hadley by $6,600,000 (the Pacifica loan is $11,000,000 and the Hadley loan is $17,800,000). The Pacifica loan and Hadley loan are cross defaulted, cross collateralized and secured by the two facilities operated by Hadley and Pacifica, as well as related equipment and fixtures. The loans bear interest at 9.5%, begin amortizing immediately and mature in 2011. However, we will receive interest payments at a rate of 7.87% until the earlier of the date the liquidating trust is paid off or the date specified financial covenants are met, with the balance of the unpaid interest paid thereafter. The principal payments also increase after the debt to the liquidating trust is paid off. The loans are guaranteed by DCHC, Paul Tuft and Erich Mounce.
      From time to time, there are other various legal proceedings pending to which we are a party or to which some of our properties are subject arising in the normal course of business. We do not believe that the ultimate resolution of these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
      There were 5,708 stockholders of record as of February 28, 2005. The following table sets forth, for the periods indicated, the high and low prices of our common stock on the New York Stock Exchange, as reported on the Composite Tape, and dividends paid per share:

	Sales Price
			Dividends
	High	Low	Paid

2004
First Quarter	$40.65	$35.77	$0.585
Second Quarter	40.88	27.70	0.600
Third Quarter	35.20	31.11	0.600
Fourth Quarter	38.15	34.41	0.600
2003
First Quarter	$27.92	$24.84	$0.585
Second Quarter	30.73	26.10	0.585
Third Quarter	31.82	29.25	0.585
Fourth Quarter	36.10	30.68	0.585
      Our Board of Directors approved a new quarterly dividend rate of $0.62 per share of common stock per quarter, commencing with the May 2005 dividend. Our dividend policy is reviewed annually by the Board of Directors. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors.

      On September 29, 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock as partial consideration for an acquisition of assets by us, with the shares valued at $26,500,000 for such purposes. The shares were issued to Southern Assisted Living, Inc. and certain of its shareholders without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended. The shares have a liquidation value of $25 per share. The preferred stock, which has no stated maturity, may be redeemed by us on or after August 15, 2008. The preferred shares are convertible into common stock at a conversion price of $32.66 per share at any time. During the three months ended December 31, 2004, certain holders of our Series E Cumulative Convertible and Redeemable Preferred Stock converted 221,731 shares into 169,726 shares of common stock, leaving 350,045 outstanding at December 31, 2004. These shares are not included in the following table:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased(1)	Paid Per Share	or Programs(2)	or Programs

October 1, 2004 through October 31, 2004
November 1, 2004 through November 30, 2004
December 1, 2004 through December 31, 2004	11,728	$37.19

Totals	11,728	$37.19

(1)	During the three months ended December 31, 2004, the only securities purchased by the Company were shares of common stock held by employees who tendered owned shares to satisfy the tax withholding on the lapse of certain restrictions on restricted stock.

(2)	No shares were purchased as part of publicly announced plans or programs.

Item 6.	Selected Financial Data
      The following selected financial data for the five years ended December 31, 2004 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31

	2000	2001	2002	2003	2004

Operating Data
Revenues(1)	$117,098	$116,331	$150,320	$196,739	$251,395
Expenses:
Interest expense(1)	29,585	27,222	38,189	52,811	71,994
Provision for depreciation(1)	17,425	24,258	34,907	49,349	73,036
Other operating expenses(2)	9,570	10,853	13,038	17,274	21,178
Impairment of assets			2,298	2,792	314
Loss on extinguishment of debt(3)		213	403
Loss on investment	2,000

Total expenses	58,580	62,546	88,835	122,226	166,522

Income from continuing operations	58,518	53,785	61,485	74,513	84,873
Income from discontinued operations, net(1)	9,538	6,764	6,174	8,227	498

Net income	68,056	60,549	67,659	82,740	85,371
Preferred stock dividends	13,490	13,505	12,468	9,218	12,737
Preferred stock redemption charge				2,790

Net income available to common stockholders	$54,566	$47,044	$55,191	$70,732	$72,634

Other Data
Average number of common shares outstanding:
Basic	28,418	30,534	36,702	43,572	51,544
Diluted	28,643	31,027	37,301	44,201	52,082
Per Share Data
Basic:
Income from continuing operations available to common stockholders	$1.58	$1.32	$1.33	$1.43	$1.40
Discontinued operations, net	0.34	0.22	0.17	0.19	0.01

Net income available to common stockholders	1.92	1.54	1.50	1.62	1.41
Diluted:
Income from continuing operations available to common stockholders	$1.58	$1.30	$1.31	$1.41	$1.38
Discontinued operations, net	0.33	0.22	0.17	0.19	0.01

Net income available to common stockholders	1.91	1.52	1.48	1.60	1.39
Cash distributions per common share	$2.335	$2.34	$2.34	$2.34	$2.385

	December 31

	2000	2001	2002	2003	2004

Balance Sheet Data
Net real estate investments	$1,121,419	$1,213,564	$1,524,457	$1,992,446	$2,441,972
Total assets	1,156,904	1,269,843	1,594,110	2,182,731	2,549,643
Total debt	439,752	491,216	676,331	1,013,184	1,186,225
Total liabilities	458,297	511,973	696,878	1,033,052	1,214,364
Total stockholders’ equity	698,607	757,870	897,232	1,149,679	1,335,279

(1)	In accordance with FASB Statement No. 144, we have reclassified the income and expenses attributable to the properties sold subsequent to January 1, 2002 to discontinued operations. See Note 15 to our audited consolidated financial statements.

(2)	Other operating expenses include loan expense, provision for loan losses and general and administrative expenses.

(3)	Effective January 1, 2003, in accordance with FASB Statement No. 145, we reclassified the losses on extinguishments of debt in 2001 and 2002 to income from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Item 1 — Business” above.
Executive Overview

Business
      Health Care REIT, Inc. is a self-administered, equity real estate investment trust that invests in health care facilities, primarily skilled nursing and assisted living facilities. We also invest in specialty care facilities. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. As of December 31, 2004, long-term care facilities, which include skilled nursing and assisted living facilities, comprised approximately 93% of our investment portfolio. The following table summarizes our portfolio as of December 31, 2004:

	Investments(1)	Percentage of	Revenues(2)	Percentage of	Number of	Number of	Investment per	Number of	Number of
Type of Facility	(in thousands)	Investments	(in thousands)	Revenues	Facilities	Beds/Units	Bed/Unit(3)	Operators(4)	States(4)

Assisted Living Facilities	$1,335,717	54%	$139,440	55%	234	15,776	$84,911	31	33
Skilled Nursing Facilities	965,328	39%	98,677	39%	152	20,975	46,023	20	24
Specialty Care Facilities	151,833	7%	15,460	6%	8	1,111	136,663	5	5

Totals	$2,452,878	100%	$253,577	100%	394	37,862

(1)	Investments include real estate investments and credit enhancements which amounted to $2,447,233,000 and $5,645,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2004.

(3)	Investment per Bed/Unit was computed by using the total investment amount of $2,456,711,000 which includes real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $2,447,233,000, $5,645,000 and $3,833,000, respectively.

(4)	We have investments in properties located in 35 states and managed by 50 different operators.
      Our primary objectives are to protect stockholders’ capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders as a result of annual increases in rental and interest income and portfolio growth. To meet these objectives, we invest primarily in long-term care facilities managed by experienced operators and diversify our investment portfolio by operator and geographic location.
      Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. These items represent our primary source of liquidity to fund distributions and are dependent upon our operators’ continued ability to make contractual rent and interest payments to us. To the extent that our operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of health care facility and operator. Our monitoring process includes review of monthly financial statements for each facility, quarterly review of operator credit, annual facility inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze facility-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks. Through these monitoring and research efforts, we are typically able to intervene at an early stage and address payment risk, and in so doing, support both the collectibility of revenue and the value of our investment.
      In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. We typically invest in or finance up to 90% of the appraised value of a property. Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates. As of December 31, 2004, 85% of our real property was subject to master leases, 96% of our real estate investments were cross-defaulted with other investments relating to the same operator and 78% of our real property loans were cross-collateralized with other loans to the same operator.
      For the year ended December 31, 2004, rental income and interest income represented 90% and 9%, respectively, of total gross revenues. Prior to June 2004, our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight-line basis over the initial lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. This lease structure will initially generate lower revenues, net income and funds from operations compared to leases with fixed escalators that require straight-lining, but will enable us to generate additional organic growth and minimize non-cash straight-line rent over time. This change does not affect our cash flow or our ability to pay dividends. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
      Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. During the year ended December 31, 2004, we completed $584,931,000 of gross new investments and had $62,584,000 of real property sales and mortgage loan payoffs, resulting in net investments of $522,347,000. We previously issued investment guidance indicating that we anticipated net new investments of $250,000,000 in 2005. We recently adjusted our net new investment guidance for 2005 to $200,000,000, due to the anticipated disposition of two investments totaling approximately $50,000,000 that were not in the original guidance. Although no additional investment payoffs have been specifically identified, we anticipate the potential repayment of certain mortgage loans receivable and the possible sale of additional real property. To the extent that mortgage loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any mortgage loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured lines of credit arrangements. At December 31, 2004, we had $19,763,000 of cash and cash equivalents and $189,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.

Key Transactions in 2004
      We completed the following key transactions during the year ended December 31, 2004:

•	our Board of Directors increased our quarterly dividend to $0.60 per share, which represented a one and one-half cent increase from the quarterly dividend of $0.585 paid for 2003. The dividend declared for the quarter ended December 31, 2004 represents the 135th consecutive dividend payment;

•	we expanded our primary unsecured line of credit arrangement from $225,000,000 to $310,000,000. The existing bank group, in conjunction with two new participants, First Tennessee Bank, N.A. and LaSalle Bank National Association, provided the additional capacity;

•	we extended our $30,000,000 unsecured line of credit arrangement to May 2005;

•	we issued 7,000,000 shares of 7.625% Series F Cumulative Redeemable Preferred Stock, generating approximately $169,107,000 of net proceeds;

•	we issued $50,000,000 of senior unsecured notes due November 15, 2013, at an effective yield of 5.68%, generating approximately $50,708,000 of net proceeds;

•	we filed a registration statement with the Securities and Exchange Commission on December 1, 2004 for the issuance of up to $1,081,794,619 of securities. We anticipate that this shelf registration will be effective in the first half of 2005;

•	we completed $584,931,000 of new investments and had $62,584,000 of real property sales and mortgage loan payoffs; and

•	our only remaining operator bankruptcy was resolved with the April 2004 bankruptcy court approval of the debtors’ plan of reorganization for Doctors Community Healthcare Corporation.

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
      Operating Performance. We believe that net income available to common stockholders (“NICS”) is the most appropriate earnings measure. Other useful supplemental measures of our operating performance include funds from operations (“FFO”) and funds available for distribution (“FAD”); however, these supplemental measures are not defined by accounting principles generally accepted in the United States (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion of FFO and FAD and for reconciliations of FFO and FAD to NICS. NICS, FFO, FAD and their relative per share amounts are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends for our operating performance measures (dollars in thousands, except per share data):

	Year Ended

	December 31	December 31	December 31
	2002	2003	2004

Net income available to common stockholders	$55,191	$70,732	$72,634
Funds from operations	96,573	119,463	146,742
Funds available for distribution	87,317	104,535	132,950
Per share data (fully diluted):
Net income available to common stockholders	$1.48	$1.60	$1.39
Funds from operations	2.59	2.70	2.82
Funds available for distribution	2.34	2.36	2.55

      Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to book capitalization (“DBCR”) and debt to market capitalization (“DMCR”). The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt. We expect to maintain a DBCR between 40% and 50% and a DMCR between 30% and 40%. Our coverage ratios include interest coverage ratio (“ICR”) and fixed charge coverage ratio (“FCR”). The coverage ratios indicate our ability to service interest and fixed charges (interest plus preferred dividends). We expect to maintain an ICR in excess of 3.00 times and an FCR in excess of 2.50 times. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is discussed in further detail, and reconciled to net income, below in “Non-GAAP Financial Measures.” Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. The following table reflects the recent historical trends for our credit strength measures:

	Year Ended

	December 31		December 31		December 31
	2002		2003		2004

Debt to book capitalization ratio	43%		47%		47%
Debt to market capitalization ratio	36%		34%		34%
Interest coverage ratio	3.67	x	3.50	x	3.24	x
Fixed charge coverage ratio	2.84	x	3.01	x	2.77	x
      Concentration Risk. We evaluate our concentration risk in terms of asset mix, investment mix, operator mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property. In order to qualify as an equity REIT, at least 75% of our real estate investments must be real property whereby each property, which includes the land, buildings, improvements and related rights, is owned by us and leased to an operator pursuant to a long-term operating lease. Investment mix measures the portion of our investments that relate to our various facility types. We invest primarily in long-term care facilities. Operator mix measures the portion of our investments that relate to our top five operators. We try to limit our top five operators to 50% of our total real estate investments. Geographic mix measures the portion of our investments that relate to our top five states. We try to limit our top five states to 50% of our total real estate investments. The following table reflects our recent historical trends of concentration risk:

	December 31	December 31	December 31
	2002	2003	2004

Asset mix:
Real property	85%	87%	90%
Loans receivable	14%	11%	9%
Subdebt investments	1%	2%	1%

Investment mix:
Assisted living facilities	57%	60%	54%
Skilled nursing facilities	35%	32%	39%
Specialty care facilities	8%	8%	7%

	December 31	December 31	December 31
	2002	2003	2004

Operator mix:
Emeritus Corporation		12%	15%
Southern Assisted Living, Inc.		11%	8%
Commonwealth Communities L.L.C.	13%	10%	8%
Delta Health Group, Inc.			7%
Home Quality Management, Inc.	8%	7%	7%
Life Care Centers of America, Inc.	8%	6%
Merrill Gardens L.L.C.	9%
Alterra Healthcare Corporation	7%
Remaining operators	55%	54%	55%

Geographic mix:
Florida	10%	9%	15%
Massachusetts	15%	13%	14%
North Carolina		10%	8%
Ohio	7%	6%	6%
Texas	8%	6%	6%
Tennessee	6%
Remaining states	54%	56%	51%
      We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to:

•	the status of the economy;

•	the status of capital markets, including prevailing interest rates;

•	serious issues facing the health care industry, including compliance with, and changes to, regulations and payment policies and operators’ difficulty in obtaining and maintaining adequate liability and other insurance;

•	changes in financing terms;

•	competition within the health care and senior housing industries;

•	negative developments in the operating results or financial condition of operators, including, but not limited to, their ability to pay rent and repay loans;

•	the Company’s ability to transition or sell facilities with a profitable result;

•	operator bankruptcies;

•	government regulations affecting Medicare and Medicaid reimbursement rates;

•	liability claims and insurance costs for our operators;

•	unanticipated difficulties and/or expenditures relating to future acquisitions;

•	environmental laws affecting our properties;

•	delays in reinvestment of sale proceeds;

•	changes in rules or practices governing the Company’s financial reporting; and

•	structure related factors, including REIT qualification, anti-takeover provisions and key management personnel.
      Management regularly monitors the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to “Forward-Looking Statements and Risk Factors” below for further discussion of these risk factors.

Portfolio Update
      Payment coverages in our portfolio continue to improve. Our overall payment coverage is at 1.78 times and represents an increase of 25 basis points from the prior year. The table below is a summary of the key performance measures for our portfolio. Census and payor mix data reflects the three months ended September 30, 2004. Coverage data reflects the 12 months ended September 30, 2004.

				Coverage Data
		Payor Mix
				Before		After
	Census	Private	Medicare	Management Fees		Management Fees

Assisted Living Facilities	87%	86%	0%	1.45	x	1.23	x
Skilled Nursing Facilities	87%	16%	15%	2.11	x	1.62	x
Specialty Care Facilities	66%	23%	40%	2.69	x	2.08	x

	Weighted Averages			1.78	x	1.44	x
      Assisted Living Portfolio. At December 31, 2004, our assisted living portfolio was comprised of 234 facilities with 15,776 units and an investment balance of $1,335,717,000. The stabilized portfolio was comprised of 230 facilities with 15,115 units, an investment balance of $1,298,820,000, and payment coverage of 1.45 times, an increase of 14 basis points from the prior year. Our fill-up and construction properties remained within our stated goal of having no more than 10% to 15% of the portfolio in construction and fill-up. We currently have two assisted living facilities remaining in fill-up, representing less than 1% of our revenues. Only one facility has occupancy of less than 50%. Finally, we have two assisted living facilities in construction.
      Skilled Nursing Portfolio. At December 31, 2004, our skilled nursing portfolio was comprised of 152 facilities with 20,975 beds and an investment balance of $965,328,000. Average occupancies have risen from a low of 81% in the third quarter of 2000 to 87% in the third quarter of 2004. Our payment coverage remains strong at 2.11 times, an increase of 36 basis points from the prior year.
      Specialty Care Portfolio. At December 31, 2004, our specialty care portfolio was comprised of eight facilities with 1,111 beds and an investment balance of $151,833,000. Our payment coverage remains strong at 2.69 times, an increase of 77 basis points from the prior year.

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
      On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOX”). SOX is designed to protect investors by improving the accuracy and reliability of corporate disclosures. SOX directed the Securities and Exchange Commission (“SEC”) to promulgate all necessary rules and regula-

tions. We believe we are in compliance with all of the new listing guidelines of the NYSE relating to corporate governance as well as the applicable provisions of SOX and the rules of the SEC adopted under SOX. The following is a summary of some of the important SOX related corporate governance initiatives for which we are compliant.

•	Prohibition on director/officer loans — effective July 2002, new officer and director loans are prohibited;

•	CEO/ CFO certifications — beginning with the Form 10-Q for the period ended September 30, 2002, we provide the required CEO and CFO certifications attesting to the effectiveness of our disclosure controls and procedures for all necessary SEC filings;

•	Acceleration of Section 16 reports — we continue to meet the two day filing requirement for Section 16 reports, effective August 29, 2002, and we submit them electronically as of June 30, 2003;

•	Form 8-K Item 12 — our quarterly earnings releases are now furnished to the SEC via Form 8-K Item 12 (renumbered as Item 2.01 effective as of August 23, 2004) beginning with the quarter ended March 31, 2003;

•	Non-GAAP financial measures — all public disclosures issued subsequent to March 28, 2003 contain the required reconciliations and discussion of non-GAAP financial measures. Our primary non-GAAP financial measures are FFO, FAD and EBITDA;

•	Off-balance sheet arrangements and contractual obligations — we have always reported these items and adopted the new disclosure format beginning with our Annual Report on Form 10-K for the year ended December 31, 2003;

•	Prohibition on hiring former employees of the independent registered public accounting firm — effective May 2003, we may not hire former team members of our independent registered public accounting firm unless they have passed the “cooling-off period” as defined by the SEC;

•	Pre-approval of non-audit services — the Audit Committee of the Board of Directors adopted a pre-approval policy in May 2003 and has continued to refine it as the SEC issues additional interpretations and guidance. A description of the current pre-approval policy can be found in our Proxy Statement for the 2004 Annual Meeting of Stockholders (“Proxy Statement”);

•	Audit Committee financial expert — the Board has determined that at least one member of the Audit Committee satisfies the definition of a “financial expert” and we have made the required disclosures in our Proxy Statement;

•	Filing deadline accelerations — we have met and plan to continue to meet the SEC’s staged acceleration plan regarding Forms 10-Q and 10-K filing deadlines;

•	Code of ethics — in connection with the adoption of our Corporate Governance Guidelines in March 2004, we adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. Our Code of Business Conduct and Ethics is available on our Web site at www.hcreit.com;

•	Independence — seven of our nine directors are independent and all members of our audit, compensation and nominating/corporate governance committees are independent. At each Board meeting, the non-management directors meet in a special session. Mr. Ballard, the chairman of the nominating/corporate governance committee, is the Presiding Director of such sessions;

•	Whistleblower mechanism — on January 28, 2004, the Audit Committee approved procedures for (a) the receipt, retention and treatment of complaints that we receive regarding accounting, internal accounting controls or auditing matters and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Information regarding our Corporate Governance Hotline is available on our Web site at www.hcreit.com; and

•	Disclosures regarding committee functions and communications between security holders and the Board — beginning with the 2004 Proxy Statement, we have made the required disclosures regarding the independence and functions of the committees of the Board of Directors and have provided our security holders with information so they can communicate with our Board of Directors or any specific director.
      In addition to the items discussed above, the SEC has issued its final rules regarding compliance with SOX Section 404, Management Assessment of Internal Controls (“SOX404”). Pursuant to SOX404, we must develop enhanced procedures to understand, document, evaluate and monitor our internal controls and procedures for financial statement purposes. Beginning with this Annual Report on Form 10-K for the year ended December 31, 2004, we must provide an assessment report from management on the effectiveness of our internal controls. In addition, our independent registered public accounting firm must attest to and report on management’s assertions. See “Item 9A — Controls and Procedures” below for additional information. We implemented a SOX404 compliance plan in April 2003 and have completed all necessary documentation and testing of our internal controls in time to provide the required management report for the current year. To date, we have incurred costs (both internal and external) related to SOX404 and other corporate governance compliance initiatives and we anticipate that we will incur additional costs. These costs are included in general and administrative expenses.
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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change

	Dec. 31, 2002	Dec. 31, 2003	$	%	Dec. 31, 2004	$	%	$	%

Cash and cash equivalents at beginning of period	$9,826	$9,550	$(276)	-3%	$124,496	$114,946	1204%	$114,670	1167%
Cash provided from (used in) operating activities	105,367	129,521	24,154	23%	144,025	14,504	11%	38,658	37%
Cash provided from (used in) investing activities	(353,430)	(388,746)	(35,316)	10%	(507,362)	(118,616)	31%	(153,932)	44%
Cash provided from (used in) financing activities	247,787	374,171	126,384	51%	258,604	(115,567)	-31%	10,817	4%

Cash and cash equivalents at end of period	$9,550	$124,496	$114,946	1204%	$19,763	$(104,733)	-84%	$10,213	107%

      Operating Activities. The increases in net cash provided from operating activities are primarily attributable to increases in net income and the provision for depreciation offset by changes in receivables and other assets. Net income and the provision for depreciation increased primarily as a result of net new investments in properties owned by us. See the discussion of investing activities below for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation will change accordingly. Changes in receivables and other assets are primarily due to timing of cash receipts relating to rent, debt service and other contractual obligations and the fair value of our interest rate swap agreements.

      Investing Activities. The increases in net cash used in investing activities are primarily attributable to increases in net real property investments. At December 31, 2004, 90% of our real estate investments were real property investments. The investment activity during the year ended December 31, 2004 was approximately 95% real property investments and 5% loans. Investments for the year ended December 31, 2004 included the acquisition of 22 assisted living facilities and 52 skilled nursing facilities for $518,891,000, including the assumption of debt totaling $14,555,000. The remaining $38,211,000 of real property investments relates primarily to funding of construction and renovations on existing facilities. Of this amount, $9,523,000 related to construction advances on two assisted living facilities. For the same period in 2003, we acquired 69 assisted living facilities and 26 skilled nursing facilities for $474,385,000. The prior year acquisitions included the assumption of debt totaling $101,243,000 and the issuance of preferred stock totaling $26,500,000, resulting in $346,643,000 of cash disbursed for the acquisitions. In addition, we advanced $63,770,000 relating to construction and renovations on existing facilities. Of this amount, $29,496,000 related to construction advances on three assisted living facilities and one specialty care facility. We converted $36,794,000 of completed construction projects relating to one assisted living facility and the specialty care facility into operating lease properties in 2003. For the same period in 2002, we acquired 24 assisted living facilities, 21 skilled nursing facilities and one specialty care facility for $354,672,000. The 2002 acquisitions included the assumption of debt which reduced the amount funded by $2,248,000, resulting in $352,424,000 of cash disbursed for the acquisitions. In addition, we advanced $57,282,000 relating to construction and renovations on existing facilities. Of this amount, $19,595,000 related to construction advances on three assisted living facilities and one specialty care facility.
      Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt, preferred stock issuances and redemptions, common stock issuances and cash distributions to stockholders. In September 2002, we issued $150,000,000 of 8.0% senior unsecured notes, maturing in September 2012, at an effective yield of 8.05%. In March 2003, we issued $100,000,000 of 8.0% senior unsecured notes, maturing in September 2012, at an effective yield of 7.40%. These notes were an add-on to the $150,000,000 senior unsecured notes issued in September 2002. In November 2003, we issued $250,000,000 of 6.0% senior unsecured notes, maturing in November 2013, at an effective yield of 6.01%. In September 2004, we issued $50,000,000 of 6.0% senior unsecured notes, maturing in November 2013, at an effective yield of 5.68%. These notes were an add-on to the $250,000,000 senior unsecured notes issued in November 2003. We extinguished $40,000,000 of 8.0% senior unsecured notes that matured in April 2004.
      There was no preferred stock activity for the year ended December 31, 2002. In July 2003, we closed on a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock, which generated net proceeds of approximately $96,850,000. The shares have a liquidation value of $25 per share. The preferred stock, which has no stated maturity, may be redeemed by us on or after July 9, 2008. A portion of the proceeds from this offering were used to redeem all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock on July 15, 2003, at a redemption price of $25 per share plus accrued and unpaid dividends.
      In September 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock as partial consideration for an acquisition of assets by us, with the shares valued at $26,500,000 for such purposes. The shares were issued to Southern Assisted Living, Inc. and certain of its shareholders without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended. The shares have a liquidation value of $25 per share. The preferred stock, which has no stated maturity, may be redeemed by us on or after August 15, 2008. The preferred shares are convertible into common stock at a conversion price of $32.66 per share at any time. As of December 31, 2004, certain holders of our Series E Preferred Stock have converted 709,955 shares into 543,438 shares of our common stock, leaving 350,045 of such shares outstanding at December 31, 2004.
      In September 2004, we closed on a public offering of 7,000,000 shares of 7.625% Series F Cumulative Redeemable Preferred Stock, which generated net proceeds of approximately $169,107,000. The shares have a liquidation value of $25 per share. The preferred stock, which has no stated maturity, may be redeemed by us on or after September 14, 2009. The proceeds were used to repay borrowings under our unsecured lines of credit arrangements and to invest in additional health care properties.
      The change in common stock issuances is primarily attributable to public and private issuances in 2002 and 2003. In February 2002, we issued 906,000 shares of common stock, $1 par value, at a price of $27.59 per share, which generated net proceeds of approximately $23,657,000. In May 2002, we issued 3,450,000 shares of common stock, $1 par value, at a price of $28.00 per share, which generated net proceeds of approximately $91,578,000. In November 2002, we issued 930,000 shares of common stock, $1 par value, at a price of $26.90 per share, which generated net proceeds of approximately $24,952,000.
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
      The remaining difference in common stock issuances is primarily related to our dividend reinvestment and stock purchase plan (“DRIP”), stock option exercises, restricted stock grants and preferred stock conversions. During the year ended December 31, 2002, we issued 355,000 shares of common stock pursuant to our DRIP, which generated net proceeds of $9,572,000. In May 2003, we instituted our enhanced DRIP. Existing stockholders, in addition to reinvesting dividends, may purchase up to $5,000 of common stock per month at a discount. Previously, stockholders could only purchase once per quarter. During the year ended December 31, 2004, we issued 1,533,000 shares of common stock pursuant to our DRIP, which generated net proceeds of approximately $51,575,000 as compared to 2,277,000 shares issued and $68,860,000 of net proceeds generated for the same period in 2003. As of February 28, 2005, we had an effective registration statement on file with the Securities and Exchange Commission under which we may issue up to 6,314,213 shares of common stock pursuant to our DRIP. As of February 28, 2005, 4,357,361 shares of common stock remained available for issuance under this registration statement.
      In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. During the year ended December 31, 2004, we paid dividends totaling $122,987,000 (or $2.385 per share) and $12,737,000 to holders of our common stock and preferred stock, respectively. For the same periods in 2003, we paid dividends totaling $101,863,000 (or $2.34 per share) and $9,218,000 to holders of our common stock and preferred stock, respectively. For the same periods in 2002, we paid dividends totaling $84,671,000 (or $2.34 per share) and $12,468,000 to holders of our common stock and preferred stock, respectively. The increase in common stock dividends is primarily attributable to the increase in common stock outstanding as discussed below in “Results of Operations.”

Off-Balance Sheet Arrangements
      We have guaranteed the payment of industrial revenue bonds for one assisted living facility in the event that the present owner defaults upon its obligations. In consideration for this guaranty, we receive and recognize fees annually related to this arrangement. This guaranty expires upon the repayment of the industrial revenue bonds which currently mature in 2009. At December 31, 2004, we were contingently liable for $3,195,000 under this guaranty.
      We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At December 31, 2004, our obligation under the letter of credit was $2,450,000.
      We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. As of December 31, 2004, we participated in two interest rate swap agreements related to our long-term debt. Our interest rate swaps are discussed below in “Contractual Obligations.”
     Contractual Obligations
      The following table summarizes our payment requirements under contractual obligations as of December 31, 2004 (in thousands):

	Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Unsecured lines of credit arrangements(1)	$340,000	$30,000	$310,000	$0	$0
Senior unsecured notes	875,000		225,000	100,000	550,000
Secured debt	160,225	6,276	17,981	23,472	112,496
Contractual interest obligations	571,375	83,630	150,137	105,568	232,041
Capital lease obligations
Operating lease obligations	16,036	1,778	2,341	1,857	10,060
Purchase obligations	86,648	7,646	63,110	4,500	11,392
Other long-term liabilities

Total contractual obligations	$2,049,284	$129,330	$768,569	$235,397	$915,989

(1)	Unsecured lines of credit arrangements reflected at 100% capacity.
      We have an unsecured credit arrangement with a consortium of eight banks providing for a revolving line of credit (“revolving credit”) in the amount of $310,000,000, which expires on May 15, 2006 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or 1.3% over LIBOR interest rate, at our option (3.7375% at December 31, 2004). In addition, we pay a commitment fee based on an annual rate of 0.325% and an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. We have another unsecured line of credit arrangement with a consortium of three banks for a total of $30,000,000, which expires May 31, 2005. Borrowings under this line of credit are subject to interest at either the lead bank’s prime rate of interest (5.25% at December 31, 2004) or 2.0% over LIBOR interest rate, at our option, and are due on demand. At December 31, 2004, we had $151,000,000 outstanding under the unsecured lines of credit arrangements and estimated total contractual interest obligations of $6,410,000. Contractual interest obligations are estimated based on the assumption that the balance of $151,000,000 at December 31, 2004 is constant until maturity at interest rates in effect at December 31, 2004.
      We have $875,000,000 of senior unsecured notes with fixed annual interest rates ranging from 6% to 8.17%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $394,191,000 at December 31, 2004. Additionally, we have 32 mortgage loans totaling $160,225,000, collateralized by health care facilities, with fixed annual interest rates ranging from 5.5% to 12%, payable monthly. The carrying values of the health care properties securing the mortgage loans totaled $233,591,000 at December 31, 2004. Total contractual interest obligations on mortgage loans totaled $139,454,000 at December 31, 2004.
      On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6% and pay a variable rate based on six-month LIBOR plus a spread. At December 31, 2004, total contractual interest obligations were estimated to be $31,320,000.
      At December 31, 2004, we had operating lease obligations of $16,036,000 relating to our office space, six assisted living facilities and three skilled nursing facilities.
      Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At December 31, 2004, we had outstanding construction financings of $26,183,000 ($25,463,000 for leased properties and $720,000 for construction loans) and were committed to providing additional financing of approximately $3,833,000 to complete construction. At December 31, 2004, we had contingent purchase obligations totaling $82,815,000. These contingent purchase obligations primarily relate to deferred acquisition fundings. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

Capital Structure
      As of December 31, 2004, we had stockholders’ equity of $1,335,279,000 and a total outstanding debt balance of $1,186,225,000, which represents a debt to total book capitalization ratio of 47%. Our ratio of debt to market capitalization was 34% at December 31, 2004. For the year ended December 31, 2004, our coverage ratio of EBITDA to interest was 3.24 to 1.00. For the year ended December 31, 2004, our coverage ratio of EBITDA to fixed charges was 2.77 to 1.00. Also, at December 31, 2004, we had $19,763,000 of cash and cash equivalents and $189,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.
      Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2004, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured lines of credit arrangements, the ratings on our senior unsecured notes are used to determine the fees and interest payable.
      Our senior unsecured notes are rated Baa3 (stable), BBB- (stable) and BBB- (positive) by Moody’s Investors Service, Standard and Poor’s Investor Service and Fitch Ratings, respectively. We plan to manage the Company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/ or financial condition.
      As of February 28, 2005, we had an effective shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $356,794,619 of securities including debt securities, common and preferred stock, depositary shares, warrants and units. We filed a registration statement with the Securities and Exchange Commission on December 1, 2004 for the issuance of up to $1,081,794,619 of securities to replace the existing shelf registration. We anticipate that this shelf registration will be effective in the first half of 2005. Also, as of February 28, 2005, we had an effective registration statement on file in connection with our enhanced DRIP program under which we may issue up to 6,314,213 shares of common stock. As of February 28, 2005, 4,357,361 shares of common stock remained available for issuance under this registration statement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional health care facilities and to repay borrowings under our unsecured lines of credit arrangements.

Results of Operations

								Two Year
	Year Ended		One Year Change		Year Ended	One Year Change		Change

	Dec. 31, 2002	Dec. 31, 2003	$	%	Dec. 31, 2004	$	%	$	%

Net income available to common stockholders	$55,191	$70,732	$15,541	28%	$72,634	$1,902	3%	$17,443	32%
Funds from operations	96,573	119,463	22,890	24%	146,742	27,279	23%	50,169	52%
Funds available for distribution	87,317	104,535	17,218	20%	132,950	28,415	27%	45,633	52%
EBITDA	155,208	199,349	44,141	28%	238,264	38,915	20%	83,056	54%
      Net income available to common stockholders for the year ended December 31, 2004 totaled $72,634,000, or $1.39 per diluted share, as compared with $70,732,000, or $1.60 per diluted share, for the same period in 2003 and $55,191,000, or $1.48 per diluted share, for the same period in 2002. Net income available to common stockholders increased on a year-to-date basis primarily due to an increase in rental income offset by increases in interest expense and provision for depreciation. These changes are discussed in further detail below. Although net income available to common stockholders increased by 3% from 2003 and 32% from 2002, it decreased on a per share basis primarily due to significantly higher outstanding shares. On a fully diluted basis, average common shares outstanding for the year ended December 31, 2004 were 52,082,000, an 18% increase from 44,201,000 for the same period in 2003 and a 40% increase from 37,301,000 for the same period in 2002. The increase in fully diluted average common shares outstanding is primarily the result of public and private common stock offerings, common stock issuances pursuant to our DRIP and conversions of preferred stock into common stock. The following table represents the changes in outstanding common stock for the period from January  1, 2003 to December 31, 2004 (amounts in thousands):

	Year Ended

	Dec. 31, 2003	Dec. 31, 2004	Totals

Beginning balance	40,086	50,361	40,086
Public/private offerings	5,263		5,263
DRIP issuances	2,277	1,533	3,810
Preferred stock conversions	2,224	369	2,593
Other issuances	511	662	1,173

Ending balance	50,361	52,925	52,925

      FFO for the year ended December 31, 2004 totaled $146,742,000, or $2.82 per diluted share, as compared with $119,463,000, or $2.70 per diluted share, for the same period in 2003 and $96,573,000, or $2.59 per diluted share, for the same period in 2002. The increase in FFO is primarily due to increases in net income available to common stockholders and the provision for depreciation. FAD for the year ended December 31, 2004 totaled $132,950,000, or $2.55 per diluted share, as compared to $104,535,000, or $2.36 per diluted share, for the same period in 2003 and $87,317,000, or $2.34 per diluted share, for the same period in 2002. The increase in FAD is primarily due to increases in net income available to common stockholders and the provision for depreciation offset by changes in rental income in excess of cash received. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding FFO and FAD and for reconciliations of FFO and FAD to NICS.
      EBITDA for the year ended December 31, 2004 totaled $238,264,000, as compared with $199,349,000 for the same period in 2003 and $155,208,000 for the same period in 2002. The increase in EBITDA is primarily due to increases in net income, interest expense and provision for depreciation. Our coverage ratio of EBITDA to total interest was 3.24 times for the year ended December 31, 2004 as compared with 3.50 times for the same period in 2003 and 3.67 times for the same period in 2002. Our coverage ratio of EBITDA to fixed charges was 2.77 times for the year ended December 31, 2004 as compared with 3.01 times for the same period in 2003 and 2.84 times for the same period in 2002. Our coverage ratios declined from the prior years primarily due to the fact that interest expense increased 29% to $73,431,000 from $56,912,000 in 2003 and

74% from $42,271,000 in 2002, whereas EBITDA only increased by 20% from 2003 and 54% from 2002. The increase in interest expense is discussed in further detail below. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding EBITDA and a reconciliation of EBITDA and net income.
      Revenues were comprised of the following (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change

	Dec. 31, 2002	Dec. 31, 2003	$	%	Dec. 31, 2004	$	%	$	%

Rental income	$120,993	$172,212	$51,219	42%	$226,095	$53,883	31%	$105,102	87%
Interest income	26,525	20,768	(5,757)	-22%	22,818	2,050	10%	(3,707)	-14%
Transaction fees and other income	2,802	3,759	957	34%	2,432	(1,327)	-35%	(370)	-13%
Prepayment fees					50	50	n/a	50	n/a

Totals	$150,320	$196,739	$46,419	31%	$251,395	$54,656	28%	$101,075	67%

      The increase in gross revenues is primarily attributable to increased rental income resulting from the acquisitions of new properties for which we receive rent offset by sales of real property. Investments for the year ended December 31, 2004 included the acquisition of 22 assisted living facilities and 52 skilled nursing facilities for $518,891,000, including the assumption of debt totaling $14,555,000. The remaining $38,211,000 of real property investments related primarily to funding of construction and renovations on existing facilities. Of this amount, $9,523,000 related to construction advances on two assisted living facilities. For the same period in 2003, we acquired 69 assisted living facilities and 26 skilled nursing facilities for $474,385,000. However, the prior year acquisitions included the assumption of debt totaling $101,243,000 and the issuance of preferred stock totaling $26,500,000, resulting in $346,643,000 of cash disbursed for the acquisitions. In addition, we advanced $63,770,000 relating to construction and renovations on existing facilities. Of this amount, $29,496,000 related to construction advances on three assisted living facilities and one specialty care facility. We converted $36,794,000 of completed construction projects relating to one assisted living facility and the specialty care facility into operating lease properties in 2003. For the same period in 2002, we acquired 24 assisted living facilities, 21 skilled nursing facilities and one specialty care facility for $354,672,000. However, the 2002 acquisitions included the assumption of debt which reduced the amount funded by $2,248,000, resulting in $352,424,000 of cash disbursed for the acquisitions. In addition, we advanced $57,282,000 relating to construction and renovations on existing facilities. Of this amount, $19,595,000 related to construction advances on three assisted living facilities and one specialty care facility. During the year ended December 31, 2004, we sold four assisted living facilities, two skilled nursing facilities and one specialty care facility, generating $37,567,000 of net proceeds. For the same period in 2003, we sold 14 assisted living facilities, two skilled nursing facilities and one parcel of land, generating $65,455,000 of net proceeds. For the same period in 2002, we sold nine assisted living facilities, generating $52,279,000 of net proceeds.
      As discussed above, prior to June 2004, our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight-line basis over the minimum lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. While this change does not affect our cash flow or our ability to pay dividends, it is anticipated that we will generate additional organic growth and minimize non-cash straight-line rent over time. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. As of December 31, 2004, we had no leases expiring prior to 2009.

      Interest income decreased from 2002 primarily due to lower average yields on our loans receivable and non-recognition of interest income related to loans on non-accrual. Interest income increased from 2003 primarily due to a full year of interest income on loans made in 2003 and recognition of interest income related to our mortgage loans with Doctors Community Healthcare Corporation as a result of the bankruptcy resolution. Transaction fees and other income fluctuated primarily due to the $902,000 gain from the sale of our investment in Atlantic Healthcare Finance L.P. in October 2003 and the resulting lack of income subsequent to the date of sale.
      Expenses were comprised of the following (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change

	Dec. 31, 2002	Dec. 31, 2003	$	%	Dec. 31, 2004	$	%	$	%

Interest expense	$38,190	$52,811	$14,621	38%	$71,994	$19,183	36%	$33,804	89%
Provision for depreciation	34,907	49,349	14,442	41%	73,036	23,687	48%	38,129	109%
General and administrative	9,665	11,483	1,818	19%	16,585	5,102	44%	6,920	72%
Loan expense	2,373	2,921	548	23%	3,393	472	16%	1,020	43%
Impairment of assets	2,298	2,792	494	21%	314	(2,478)	-89%	(1,984)	-86%
Loss on extinguishment of debt	403		(403)	n/a				(403)	n/a
Provision for loan losses	1,000	2,870	1,870	187%	1,200	(1,670)	-58%	200	20%

Totals	$88,836	$122,226	$33,390	38%	$166,522	$44,296	36%	$77,686	87%

      The increase in total expenses is primarily attributable to increases in interest expense, the provision for depreciation and general and administrative expenses. The increases in interest expense are primarily due to higher average borrowings and changes in the amount of capitalized interest offsetting interest expense. This was partially offset by lower average interest rates and savings generated from interest rate swap agreements. In September 2002, we issued $150,000,000 of 8.0% senior unsecured notes, maturing in September 2012, at an effective yield of 8.05%, resulting in 12 months of expense in the current year as compared to three months of expense in 2002 and 12 months of expense in 2003. In March 2003, we issued $100,000,000 of 8.0% senior unsecured notes, maturing in September 2012, at an effective yield of 7.40%, resulting in nine months of interest expense in 2003 compared to 12 months of expense in the current year. In November 2003, we issued $250,000,000 of 6.0% senior unsecured notes, maturing in November 2013, resulting in 12 months of expense in the current year as compared to no expense in 2002 and one month of expense in 2003. In September 2004, we issued $50,000,000 of 6.0% senior unsecured notes, maturing in November 2013, at an effective yield of 5.68% resulting in three months of expense in the current year as compared to no expense in the prior years. Additionally, during the year ended December 31, 2004 we had an average daily outstanding balance of $54,770,000 under our unsecured lines of credit arrangements compared to $61,677,000 and $69,180,000 during the same periods in 2003 and 2002, respectively. Also, in 2004, we assumed $14,555,000 of secured debt with weighted average interest rates of 7.50% in conjunction with new acquisitions. In 2003, we assumed $101,243,000 of secured debt with weighted average interest rates of 7.39% in conjunction with new acquisitions. In 2002, we assumed $2,248,000 of secured debt with weighted average interest rates of 7.75% in conjunction with new acquisitions. Effective April 15, 2004, we repaid our $40,000,000 8.0% senior unsecured notes, which will result in a decrease of interest expense of $3,200,000 on an annualized basis. If we borrow under our unsecured lines of credit arrangements, issue additional senior unsecured notes or assume additional secured debt, our interest expense will increase.
      We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the years ended December 31, 2002, 2003 and 2004 totaled $170,000, $1,535,000 and $875,000, respectively.

      On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. For the year ended December 31, 2004, we generated $1,770,000 of savings related to our Swaps that was recorded as a reduction of interest expense. We had no interest rate swap agreements outstanding at December 31, 2003 or December 31, 2002.
      The provision for depreciation increased primarily as a result of additional investments in properties owned directly by us offset by sales of real property. See the discussion of rental income above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation will change accordingly.
      General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the year ended December 31, 2004, were 6.54% as compared with 5.55% and 5.79% for the same periods in 2003 and 2002, respectively. Approximately one-half of the increases from 2002 and 2003 are related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives. The remainder is comprised of increases relating to professional services fees (including costs associated with SOX compliance), taxes and transition costs associated with the removal of an underperforming operator in December 2004.
      The increase in loan expense was primarily due to the additional amortization of costs related to amending our primary unsecured line of credit arrangement, costs related to obtaining consents to modify the covenant packages of our senior unsecured notes and costs related to senior unsecured notes issued in 2003 and 2004.
      In May 2003, we announced the amendment and extension of our primary unsecured line of credit arrangement. The line of credit was expanded to $225,000,000 and extended to expire in May 2006 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). In August 2003, we further amended the line of credit to modify certain financial covenants that enhanced our financial flexibility and aligned our covenant package with other investment-grade REITs. Finally, in December 2003 and January 2004, we expanded this line of credit to $310,000,000.
      In August and September 2003, we solicited the consents of registered holders of our senior unsecured notes to the adoption of certain amendments to the supplemental indentures to modify the indentures to require us to (a) limit the use of secured debt to 40% of undepreciated assets, (b) limit total debt to 60% of undepreciated total assets, and (c) maintain total unencumbered assets at 150% of total unsecured debt. These amendments to all of our then outstanding senior unsecured notes were intended to modernize the covenant package and make it consistent with other investment-grade REITs.
      During the year ended December 31, 2004, it was determined that the projected undiscounted cash flows from a property did not exceed its related net book value and an impairment charge of $314,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value was determined by an offer to purchase received from a third party. During the year ended December 31, 2003, it was determined that the projected undiscounted cash flows from a property did not exceed its related net book value and an impairment charge of $2,792,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value of the property was determined by an independent appraisal. During the year ended December 31, 2002, it was determined that the projected undiscounted cash flows from three properties did not exceed their related net book values and impairment charges of $2,298,000 were recorded to reduce the properties to their estimated fair market values. The estimated fair market values of the properties were determined by offers to purchase received from third parties or estimated net sales proceeds.

      In April 2002, we purchased $35,000,000 of our outstanding senior unsecured notes that were due in 2003 and recorded a charge of $403,000 in connection with this early extinguishment. No such transactions or charges occurred in 2003 or 2004.
      The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed below in “Critical Accounting Policies.” Due to collectibility concerns related to portions of our loan portfolio, we increased our allowance for losses on loans receivable by an additional $1,870,000 for the year ended December 31, 2003.
      Other items were comprised of the following (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change

	Dec. 31, 2002	Dec. 31, 2003	$	%	Dec. 31, 2004	$	%	$	%

Gain (loss) on sales of properties	$(1,032)	$4,139	$5,171	-501%	$(143)	$(4,282)	-103%	$889	-86%
Discontinued operations, net	7,207	4,088	(3,119)	-43%	641	(3,447)	-84%	(6,566)	-91%
Preferred dividends	(12,468)	(9,218)	3,250	-26%	(12,737)	(3,519)	38%	(269)	2%
Preferred stock redemption charge		(2,790)	(2,790)	n/a		2,790	-100%		n/a

Totals	$(6,293)	$(3,781)	$2,512	-40%	$(12,239)	$(8,458)	224%	$(5,946)	94%

      During the years ended December 31, 2002, 2003 and 2004, we sold properties with carrying values of $53,311,000, $61,316,000 and $37,710,000 for net losses of $1,032,000, net gains of $4,139,000 and net losses of $143,000, respectively. In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. We adopted the standard effective January 1, 2002. In accordance with Statement No. 144, we have reclassified the income and expenses attributable to the properties sold subsequent to January 1, 2002 to discontinued operations. These properties generated $7,207,000, $4,088,000 and $641,000 of income after deducting depreciation and interest expense from rental revenue for the years ended December 31, 2002, 2003 and 2004, respectively. Please refer to Note 15 of our audited consolidated financial statements for further discussion.
      The increase in preferred dividends is primarily due to the increase in average outstanding preferred shares. We issued 3,000,000 shares of 8.875% Series B Cumulative Redeemable Preferred Stock in May 1998, and 3,000,000 shares of 9.0% Series C Cumulative Convertible Preferred Stock in January 1999. We issued 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock in July 2003 and used the proceeds to redeem our outstanding Series B Preferred Stock. We issued 7,000,000 shares of 7.625% Series F Cumulative Redeemable Preferred Stock in September 2004. During the year ended December 31, 2002, the holder of our Series C Preferred Stock converted 900,000 shares into 878,049 shares of our common stock, leaving 2,100,000 of such shares outstanding at December 31, 2002. During the year ended December 31, 2003, the holder of our Series C Preferred Stock converted 2,100,000 shares into 2,048,781 shares of our common stock, leaving no such shares outstanding at December 31, 2003. We issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock in September 2003. During the year ended December 31, 2003, certain holders of our Series E Preferred Stock converted 229,556 shares into 175,714 shares of our common stock, leaving 830,444 of such shares outstanding at December 31, 2003. During the year ended December 31, 2004, certain holders of our Series E Preferred Stock converted 480,399 shares into 367,724 shares of our common stock, leaving 350,045 of such shares outstanding at December 31, 2004.
      As noted above, in July 2003, we closed a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock. A portion of the proceeds from this offering were used to redeem all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock on July 15, 2003. In accordance with Emerging Issues Task Force (“EITF”) Topic D-42, the costs to issue these securities were recorded as a non-cash, non-recurring charge of $2,790,000, or $0.06 per diluted share, in the third quarter of

2003 to reduce net income available to common stockholders. No such transactions or charges occurred in 2002 or 2004.
Non-GAAP Financial Measures
      We believe that net income, as defined by U.S. GAAP, is the most appropriate earnings measurement. However, we consider FFO and FAD to be useful supplemental measures of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation from net income. FFO, as defined by NAREIT, means net income, computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FAD represents FFO excluding the non-cash straight-line rental adjustments. Additionally, our historical results include an adjustment for a preferred stock redemption charge for the year ended December 31, 2003 but exclude adjustments for impairment charges.
      In August 2003, we adopted the SEC clarification of EITF Topic D-42. To implement the clarified accounting pronouncement, our 2003 results reflect a reduction in net income available to common stockholders resulting from a non-cash, non-recurring charge of $2,790,000, or $0.06 per diluted share, due to the redemption of our 8.875% Series B Cumulative Redeemable Preferred Stock in July 2003. NAREIT has issued its recommendation that preferred stock redemption charges should not be added back to net income in the calculation of FFO. Although we have adopted this recommendation, we have also disclosed FFO and FAD adjusted for the preferred stock redemption charge for enhanced clarity. Additionally, we believe that the nature of the charge is non-recurring because there was not a similar charge during the two preceding years and we do not anticipate a similar charge in the succeeding two years.
      In October 2003, NAREIT informed its member companies that the SEC had changed its position on certain aspects of the NAREIT FFO definition, including impairment charges. Previously, the SEC accepted NAREIT’s view that impairment charges were effectively an early recognition of an expected loss on an impending sale of property and thus should be added back to net income in the calculation of FFO and FAD similar to other gains and losses on sales. However, the SEC’s clarified interpretation is that recurring impairments taken on real property may not be added back to net income in the calculation of FFO and FAD. We have adopted this interpretation and have not added back impairment charges of $2,298,000, or $0.06 per diluted share, recorded for the year ended December 31, 2002, $2,792,000, or $0.06 per diluted share, recorded for the year ended December 31, 2003 and $314,000, or $0.01 per diluted share, recorded for the year ended December 31, 2004.
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
      FFO, FAD and EBITDA are financial measures that are widely used by investors, equity and debt analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. Management uses these financial measures to facilitate internal and external comparisons to our historical operating results, in making operating decisions and for budget planning purposes. Additionally, FFO and FAD are internal evaluation metrics utilized by the Board of Directors to evaluate management. FFO, FAD and EBITDA do not represent net income or cash flow provided from operating activities as determined in accordance with U.S. GAAP and should not be considered as alternative measures of profitability or liquidity. Finally, FFO, FAD and EBITDA, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts or other companies.
      The table below reflects the reconciliation of FFO to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation includes provision for depreciation from discontinued operations. Amounts are in thousands except for per share data.

	Year Ended

	December 31	December 31	December 31
	2002	2003	2004

FFO Reconciliation:
Net income available to common stockholders	$55,191	$70,732	$72,634
Provision for depreciation	40,350	52,870	74,015
Loss (gain) on sales of properties	1,032	(4,139)	143
Prepayment fees			(50)

Funds from operations	96,573	119,463	146,742
Preferred stock redemption charge		2,790

Funds from operations — adjusted	$96,573	$122,253	$146,742
Average common shares outstanding:
Basic	36,702	43,572	51,544
Diluted	37,301	44,201	52,082
Per share data:
Net income available to common stockholders
Basic	$1.50	$1.62	$1.41
Diluted	1.48	1.60	1.39
Funds from operations
Basic	$2.63	$2.74	$2.85
Diluted	2.59	2.70	2.82
Funds from operations — adjusted
Basic	$2.63	$2.81	$2.85
Diluted	2.59	2.77	2.82

      The table below reflects the reconciliation of FAD to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation includes provision for depreciation from discontinued operations. Amounts are in thousands except for per share data.

	Year Ended

	December 31	December 31	December 31
	2002	2003	2004

FAD Reconciliation:
Net income available to common stockholders	$55,191	$70,732	$72,634
Provision for depreciation	40,350	52,870	74,015
Loss (gain) on sales of properties	1,032	(4,139)	143
Prepayment fees			(50)
Rental income in excess of cash received	(9,256)	(14,928)	(13,792)

Funds available for distribution	87,317	104,535	132,950
Preferred stock redemption charge		2,790

Funds available for distribution — adjusted	$87,317	$107,325	$132,950
Average common shares outstanding:
Basic	36,702	43,572	51,544
Diluted	37,301	44,201	52,082
Per share data:
Net income available to common stockholders
Basic	$1.50	$1.62	$1.41
Diluted	1.48	1.60	1.39
Funds available for distribution
Basic	$2.38	$2.40	$2.58
Diluted	2.34	2.36	2.55
Funds available for distribution — adjusted
Basic	$2.38	$2.46	$2.58
Diluted	2.34	2.43	2.55

      The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation and interest expense includes provision for depreciation and interest expense from discontinued operations. Amortization includes amortization of deferred loan expenses, restricted stock and stock options. Dollars are in thousands.

	Year Ended

	December 31		December 31		December 31
	2002		2003		2004

EBITDA Reconciliation:
Net income	$67,659		$82,740		$85,371
Interest expense	42,101		55,377		72,556
Capitalized interest	170		1,535		875
Provision for depreciation	40,350		52,870		74,015
Amortization	3,928		3,957		4,247
Provision for loan losses	1,000		2,870		1,200

EBITDA	$155,208		$199,349		$238,264
Interest Coverage Ratio:
Interest expense	$42,101		$55,377		$72,556
Capitalized interest	170		1,535		875

Total interest	42,271		56,912		73,431
EBITDA	$155,208		$199,349		$238,264

Interest coverage ratio	3.67	x	3.50	x	3.24	x
Fixed Charge Coverage Ratio:
Total interest	$42,271		$56,912		$73,431
Preferred dividends	12,468		9,218		12,737

Total fixed charges	54,739		66,130		86,168
EBITDA	$155,208		$199,349		$238,264

Fixed charge coverage ratio	2.84	x	3.01	x	2.77	x
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
      Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 1 of our audited consolidated financial statements for further information on significant accounting policies that impact us. There have been no material changes to these policies in 2004, except for the new policy regarding the fair value of derivative instruments.
      We adopted the fair value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date of Statement 123(R), and because we adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date of Statement 123), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 9 to our audited consolidated financial statements. We do not expect the adoption of Statement 123(R) to have a material impact on the consolidated financial statements.
      The following table presents information about our critical accounting policies, as well as the material assumptions used to develop each estimate:

Nature of Critical	Assumptions/
Accounting Estimate	Approach Used

Allowance for Loan Losses
We maintain an allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended, and SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of all outstanding loans. If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. To the extent circumstances improve and the risk of collectibility is diminished, we will return these loans to full accrual status.	The determination of the allowance is based on a quarterly evaluation of all outstanding loans, including general economic conditions and estimated collectibility of loan payments and principal. We evaluate the collectibility of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying property.

For the year ended December 31, 2004 we recorded $1,200,000 as provision for loan losses, resulting in an allowance for loan losses of $5,261,000 relating to loans with outstanding balances of $41,277,000 at December 31, 2004. During the fourth quarter of 2004, we transitioned a portfolio of 11 properties from an underperforming operator to three new operators. Primarily as a result of the transition, we incurred a $3,764,000 write-off relating to outstanding loans with the prior operator. Also at December 31, 2004, we had loans with outstanding balances of $35,918,000 on non-accrual status.

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

For the year ended December 31, 2004, we recorded $58,671,000 and $15,344,000 as provision for depreciation relating to buildings and improvements, respectively. The average useful life of our buildings and improvements was 30.7 years and 9.2 years, respectively, at December 31, 2004.

Impairment of Long-Lived Assets
We review our long-lived assets for potential impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. An impairment charge must be recognized when the carrying value of a long-lived asset is not recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that a permanent impairment of a long-lived asset has occurred, the carrying value of the asset is	The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if there are indicators of impairment. These indicators may include anticipated operating losses at the property level, the tenant’s inability to make rent payments, a decision to dispose of an asset before the end of its estimated useful life and changes in the market that may permanently reduce the value of the property. If indicators of impairment exist, then the undiscounted future cash flows from the most likely use of the property are compared to the current net

Nature of Critical	Assumptions/
Accounting Estimate	Approach Used

reduced to its fair value and an impairment charge is recognized for the difference between the carrying value and the fair value.	book value. This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated from the property during the period the property is expected to be held.

During the year ended December 31, 2004, it was determined that the projected undiscounted cash flows from a property did not exceed its related net book value and an impairment charge of $314,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value was determined by an offer to purchase received from a third party.

Fair Value of Derivative Instruments
The valuation of derivative instruments is accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS133, as amended, requires companies to record derivatives at fair market value on the balance sheet as assets or liabilities.	The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At December 31, 2004, we participated in two interest rate swap agreements related to our long-term debt. At December 31, 2004, the swaps were reported at their fair value as a $4,206,000 other asset. For the year ended December 31, 2004, we generated $1,770,000 of savings related to our swaps that was recorded as a reduction in interest expense.

Revenue Recognition
Revenue is recorded in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended (“SAB101”). SAB101 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility. If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risk. Prior to June 2004, our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight-line basis over the initial lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.	We evaluate the collectibility of our revenues and related receivables on an on-going basis. We evaluate collectibility based on assumptions and other considerations including, but not limited to, the certainty of payment, payment history, the financial strength of the investment’s underlying operations as measured by cash flows and payment coverages, the value of the underlying collateral and guaranties and current economic conditions.

If our evaluation indicates that collectibility is not reasonably assured, we may place an investment on non-accrual or reserve against all or a portion of current income as an offset to revenue.

For the year ended December 31, 2004 we recognized $22,818,000 of interest income and $228,277,000 of rental income, including discontinued operations. Rental income includes $13,792,000 of straight-line rental income. At December 31, 2004, our straight-line receivable balance was $62,456,000. Also at December 31, 2004, we had loans with outstanding balances of $35,918,000 on non-accrual status.
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

Forward-Looking Statements and Risk Factors
      This Annual Report on Form 10-K and the documents incorporated by reference contain statements that constitute “forward-looking statements” as that term is defined in the federal securities laws. These forward-looking statements include those regarding:

•	the possible expansion of our portfolio;

•	the performance of our operators and properties;

•	our ability to enter into agreements with new viable tenants for properties that we take back from financially troubled tenants, if any;

•	our ability to make distributions;

•	our policies and plans regarding investments, financings and other matters;

•	our tax status as a real estate investment trust;

•	our ability to appropriately balance the use of debt and equity;

•	our ability to access capital markets or other sources of funds; and

•	our ability to meet our earnings guidance.
      For example, when we use words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to:

•	the status of the economy;

•	the status of capital markets, including prevailing interest rates;

•	serious issues facing the health care industry, including compliance with, and changes to, regulations and payment policies and operators’ difficulty in obtaining and maintaining adequate liability and other insurance;

•	changes in financing terms;

•	competition within the health care and senior housing industries;

•	negative developments in the operating results or financial condition of operators, including, but not limited to, their ability to pay rent and repay loans;

•	the Company’s ability to transition or sell facilities with a profitable result;

•	operator bankruptcies;

•	government regulations affecting Medicare and Medicaid reimbursement rates;

•	liability claims and insurance costs for our operators;

•	unanticipated difficulties and/or expenditures relating to future acquisitions;

•	environmental laws affecting our properties;

•	delays in reinvestment of sale proceeds;

•	changes in rules or practices governing the Company’s financial reporting;

•	structure related factors, including REIT qualification, anti-takeover provisions and key management personnel; and

•	the risks described below:

Risk factors related to our operators’ revenues and expenses
      Our skilled nursing and specialty care facility operators’ revenues are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates. Our assisted living facility operators’ revenues are primarily driven by occupancy and private pay rates. Expenses for these three types of facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue, to come under pressure due to reimbursement cuts and state budget shortfalls. Liability insurance and staffing costs continue to increase for our operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a facility not generating enough cash to make payments to us, the credit of our operator and the value of other collateral would have to be relied upon.

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
      We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of a facility, avoid the imposition of liens on a facility and/or transition a facility to a new operator. In some instances, we have terminated our lease with an operator and relet the facility to another operator. In some of those situations, we provided working capital loans to and limited indemnification of the new operator. If we cannot transition a leased facility to a new operator, we may take possession of that facility, which may expose us to certain successor liabilities. Should such events occur, our revenue and operating cash flow may be adversely affected. See “Item 3 — Legal Proceedings” above.

Risk factors related to government regulations
      Our operators’ businesses are affected by government reimbursement and private payor rates. To the extent that any skilled nursing or specialty care facility receives a significant portion of its revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facility. In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures. Changes in health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of the skilled nursing industry, the specialty care industry or the health care industry in general. There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us. In addition, the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. See “Item 1 — Business — Certain Government Regulations — Reimbursement” above.

Risk factors related to liability claims and insurance costs
      Long-term care facility operators (assisted living and skilled nursing facilities) have experienced substantial increases in both the number and size of patient care liability claims in recent years, particularly in the states of Texas and Florida. As a result, general and professional liability costs have increased and may continue to increase. Nationwide, long-term care liability insurance rates are increasing because of large jury awards in states like Texas and Florida. Over the past two years, both Texas and Florida have adopted skilled nursing facility liability laws that modify or limit tort damages. Despite some of these reforms, the long-term care industry overall continues to experience very high general and professional liability costs. Insurance companies have responded to this claims crisis by severely restricting their capacity to write long-term care general and professional liability policies. No assurances can be given that the climate for long-term care general and professional liability insurance will improve in any of the foregoing states or any other states where the facility operators conduct business. Insurance companies may continue to reduce or stop writing general and professional liability policies for assisted living and skilled nursing facilities. Thus, general professional liability insurance coverage may be restricted or very costly, which may adversely affect the facility operators’ future operations, cash flows and financial condition, and may have a material adverse effect on the facility operators’ ability to meet their obligations to us.

Risk factors related to acquisitions
      We are exposed to the risk that our future acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide construction funding to an operator and the project is not completed, we may need to take steps to ensure completion of the project or we could lose the property. Moreover, if we issue equity securities or incur additional debt, or both, to finance future acquisitions, it may reduce our per share financial results. These costs may negatively affect our results of operations.

Risk factors related to environmental laws
      Under various federal and state laws, owners or operators of real estate may be required to respond to the release of hazardous substances on the property and may be held liable for property damage, personal injuries or penalties that result from environmental contamination. These laws also expose us to the possibility that we may become liable to reimburse the government for damages and costs it incurs in connection with the contamination. Generally, such liability attaches to a person based on the person’s relationship to the property. Our tenants or borrowers are primarily responsible for the condition of the property and since we are a passive landlord, we do not “participate in the management” of any property in which we have an interest. Moreover, we review environmental site assessments of the properties that we own or encumber prior to taking an interest in them. Those assessments are designed to meet the “all appropriate inquiry” standard, which qualifies us for the innocent purchaser defense if environmental liabilities arise. Based upon such assessments, we do not believe that any of our properties are subject to material environmental contamination. However, environmental liabilities may be present in our properties and we may incur costs to remediate contamination, which could have a material adverse effect on our business or financial condition.

Risk factors related to reinvestment of sale proceeds
      From time to time, we will have cash available from (1) the proceeds of sales of our securities, (2) principal payments on our loans receivable and (3) the sale of properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements. We must re-invest these proceeds, on a timely basis, in health care investments or in qualified short-term investments. We compete for real estate investments with a broad variety of potential investors. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us. Delays in acquiring properties may negatively impact revenues and perhaps our ability to make distributions to stockholders.

Risk factors related to our structure
      We are also subject to a number of risks on the corporate level. First, we might fail to qualify or remain qualified as a REIT. We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate in such a manner. Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of federal taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. Also, if we were not a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required to pay dividends to stockholders amounting to at least 90% of its annual taxable income. See “Item 1 — Business — Taxation” for a discussion of the provisions of the Internal Revenue Code that apply to us and the effects of non-qualification.
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
      We historically borrow on our unsecured lines of credit arrangements to make acquisitions of, loans to, or to construct health care facilities. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under the unsecured lines of credit arrangements.
      A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $28,025,000 at December 31, 2004 ($31,473,000 at December 31, 2003). Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets.
      On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At December 31, 2004, the Swaps were reported at their fair value as a $4,206,000 other asset. A 1% increase in interest rates would result in a decrease in fair value of our Swaps by approximately $7,382,000 at December 31, 2004. We had no interest rate swap agreements outstanding at December 31, 2003.
      Our variable rate debt, including our unsecured lines of credit arrangements, is reflected at fair value. At December 31, 2004, we had $151,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $1,510,000. At December 31, 2003, we did not have any borrowings outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have had no effect on annual interest expense.
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

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Directors
Health Care REIT, Inc.
      We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      As discussed in Note 9 to the consolidated financial statements, in 2003 the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Toledo, Ohio
March 11, 2005

HEALTH CARE REIT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2003

	(In thousands)
ASSETS
Real estate investments:
Real property owned
Land	$208,173	$166,408
Buildings & improvements	2,176,327	1,712,868
Construction in progress	25,463	14,701

	2,409,963	1,893,977
Less accumulated depreciation	(219,536)	(152,440)

Total real property owned	2,190,427	1,741,537
Loans receivable
Real property loans	213,067	213,480
Subdebt investments	43,739	45,254

	256,806	258,734
Less allowance for losses on loans receivable	(5,261)	(7,825)

	251,545	250,909

Net real estate investments	2,441,972	1,992,446
Other assets:
Equity investments	3,298	3,299
Deferred loan expenses	6,958	10,331
Cash and cash equivalents	19,763	124,496
Receivables and other assets	77,652	52,159

	107,671	190,285

Total assets	$2,549,643	$2,182,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under unsecured lines of credit arrangements	$151,000	$0
Senior unsecured notes	875,000	865,000
Secured debt	160,225	148,184
Accrued expenses and other liabilities	28,139	19,868

Total liabilities	1,214,364	1,033,052
Stockholders’ equity:
Preferred stock, $1.00 par value:	283,751	120,761
Authorized — 25,000,000 shares
Issued and outstanding — 11,350,045 shares in 2004 and 4,830,444 shares in 2003 at liquidation preference
Common stock, $1.00 par value:	52,860	50,298
Authorized — 125,000,000 shares
Issued — 52,960,317 shares in 2004 and 50,376,551 shares in 2003
Outstanding — 52,924,601 shares in 2004 and 50,361,505 shares in 2003
Capital in excess of par value	1,139,723	1,069,887
Treasury stock	(1,286)	(523)
Cumulative net income	745,817	660,446
Cumulative dividends	(884,890)	(749,166)
Accumulated other comprehensive income	1	1
Other equity	(697)	(2,025)

Total stockholders’ equity	1,335,279	1,149,679

Total liabilities and stockholders’ equity	$2,549,643	$2,182,731

See accompanying notes

HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2004	2003	2002

	(In thousands, except per share data)
Revenues:
Rental income	$226,095	$172,212	$120,993
Interest income	22,818	20,768	26,525
Transaction fees and other income	2,432	3,759	2,802
Prepayment fees	50

	251,395	196,739	150,320
Expenses:
Interest expense	71,994	52,811	38,190
Provision for depreciation	73,036	49,349	34,907
General and administrative	16,585	11,483	9,665
Loan expense	3,393	2,921	2,373
Impairment of assets	314	2,792	2,298
Loss on extinguishment of debt			403
Provision for loan losses	1,200	2,870	1,000

	166,522	122,226	88,836

Income from continuing operations	84,873	74,513	61,484
Discontinued operations:
Net gain (loss) on sales of properties	(143)	4,139	(1,032)
Income from discontinued operations, net	641	4,088	7,207

	498	8,227	6,175
Net income	85,371	82,740	67,659
Preferred stock dividends	12,737	9,218	12,468
Preferred stock redemption charge		2,790

Net income available to common stockholders	$72,634	$70,732	$55,191

Average number of common shares outstanding:
Basic	51,544	43,572	36,702
Diluted	52,082	44,201	37,301
Earnings per share:
Basic:
Income from continuing operations available to common stockholders	$1.40	$1.43	$1.33
Discontinued operations, net	0.01	0.19	0.17

Net income available to common stockholders	$1.41	$1.62	$1.50
Diluted:
Income from continuing operations and after preferred stock dividends	$1.38	$1.41	$1.31
Discontinued operations, net	0.01	0.19	0.17

Net income available to common stockholders	$1.39	$1.60	$1.48
See accompanying notes

HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Capital in		Cumulative		Other
	Preferred	Common	Excess of	Treasury	Net	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Income	Dividends	Income	Equity	Total

	(In thousands, except per share data)
Balances at January 1, 2002	$150,000	$32,740	$608,942	$0	$512,837	$(540,946)	$(923)	$(4,780)	$757,870
Comprehensive income:
Net income					67,659				67,659
Other comprehensive income:
Unrealized loss on equity investments							(66)		(66)
Foreign currency translation adjustment							819		819

Total comprehensive income									68,412

Proceeds from issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,182	25,373					(208)	26,347
Restricted stock amortization								1,555	1,555
Proceeds from sale of common stock		5,286	134,901						140,187
Conversion of preferred stock	(22,500)	878	21,622						0
Cash dividends:
Common stock-$2.34 per share						(84,671)			(84,671)
Preferred stock, Series B-$2.22 per share						(6,656)			(6,656)
Preferred stock, Series C-$2.28 per share						(5,812)			(5,812)

Balances at December 31, 2002	127,500	40,086	790,838	0	580,496	(638,085)	(170)	(3,433)	897,232
Comprehensive income:
Net income					82,740				82,740
Other comprehensive income:
Unrealized loss on equity investments							(11)		(11)
Foreign currency translation adjustment							182		182

Total comprehensive income									82,911

Proceeds from issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		2,725	75,649	(523)				53	77,904
Restricted stock amortization								1,182	1,182
Option compensation expense								173	173
Proceeds from issuance of preferred stock	126,500		(3,150)						123,350
Redemption of preferred stock	(75,000)		2,790		(2,790)				(75,000)
Proceeds from sale of common stock		5,263	147,745						153,008
Conversion of preferred stock	(58,239)	2,224	56,015						0
Cash dividends:
Common stock-$2.34 per share						(101,863)			(101,863)
Preferred stock, Series B-$2.22 per share						(3,605)			(3,605)
Preferred stock, Series C-$2.25 per share						(1,439)			(1,439)
Preferred stock, Series D-$1.97 per share						(3,784)			(3,784)
Preferred stock, Series E-$1.50 per share						(390)			(390)

Balances at December 31, 2003	120,761	50,298	1,069,887	(523)	660,446	(749,166)	1	(2,025)	1,149,679
Comprehensive income:
Net income					85,371				85,371
Other comprehensive income:
Unrealized loss on equity investments									0

Total comprehensive income									85,371

Proceeds from issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		2,194	64,087	(763)					65,518
Restricted stock amortization								949	949
Option compensation expense								379	379
Proceeds from issuance of preferred stock	175,000		(5,893)						169,107
Conversion of preferred stock	(12,010)	368	11,642						0
Cash dividends:
Common stock-$2.385 per share						(122,987)			(122,987)
Preferred stock, Series D-$1.97 per share						(7,875)			(7,875)
Preferred stock, Series E-$1.50 per share						(933)			(933)
Preferred stock, Series F-$1.50 per share						(3,929)			(3,929)

Balances at December 31, 2004	$283,751	$52,860	$1,139,723	$(1,286)	$745,817	$(884,890)	$1	$(697)	$1,335,279

See accompanying notes

HEALTH CARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Operating activities
Net income	$85,371	$82,740	$67,659
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for depreciation	74,015	52,870	40,350
Amortization	4,247	3,957	3,928
Provision for loan losses	1,200	2,870	1,000
Impairment of assets	314	2,792	2,298
Transaction fees earned greater than cash received			(1,530)
Rental income in excess of cash received	(13,792)	(14,928)	(9,256)
Equity in losses (earnings) of affiliated companies		(270)	(15)
Loss (gain) on sales of properties	143	(4,139)	1,032
Increase (decrease) in accrued expenses and other liabilities	4,063	(679)	1,320
Decrease (increase) in receivables and other assets	(11,536)	4,308	(1,419)

Net cash provided from (used in) operating activities	144,025	129,521	105,367

Investing activities
Investment in real property	(542,547)	(410,413)	(409,706)
Investment in loans receivable and subdebt investments	(61,888)	(105,655)	(88,516)
Other investments, net of payments		4,637	(228)
Principal collected on loans receivable and subdebt investments	55,473	57,081	92,970
Proceeds from sales of properties	37,567	65,455	52,279
Other	4,033	149	(229)

Net cash provided from (used in) investing activities	(507,362)	(388,746)	(353,430)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	151,000	(109,500)	109,500
Proceeds from issuance of senior unsecured notes and secured debt	50,708	350,000	150,000
Principal payments on senior unsecured notes	(40,000)		(47,250)
Principal payments on secured debt	(2,514)	(4,891)	(29,383)
Net proceeds from the issuance of common stock	66,281	231,435	166,534
Net proceeds from the issuance of preferred stock	169,107	96,850
Redemption of preferred stock		(75,000)
Decrease (increase) in deferred loan expense	(254)	(3,642)	(4,475)
Cash distributions to stockholders	(135,724)	(111,081)	(97,139)

Net cash provided from (used in) financing activities	258,604	374,171	247,787

Increase (decrease) in cash and cash equivalents	(104,733)	114,946	(276)
Cash and cash equivalents at beginning of year	124,496	9,550	9,826

Cash and cash equivalents at end of year	$19,763	$124,496	$9,550

Supplemental cash flow information-interest paid	$73,308	$50,698	$39,466

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

Use of Estimates
      The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents
      Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less.

Loans Receivable
      Loans receivable consist of mortgage loans, construction loans, working capital loans and subdebt investments. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risks. The mortgage loans are primarily collateralized by a first or second mortgage lien or leasehold mortgage on or assignment of partnership interest in the related facilities. Working capital loans are loans made to operators of facilities and are typically either secured and/or guaranteed. Subdebt investments represent debt instruments to operators of facilities that have been financed by us. These obligations are generally secured by the operator’s leasehold rights and corporate guaranties.

Real Property Owned
      The cost of our real property is allocated to land, buildings, improvements and intangibles in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The allocation of the acquisition costs of properties is based on appraisals commissioned from independent real estate appraisal firms. Substantially all of the properties owned by us are leased under operating leases and are recorded at cost. These properties are depreciated on a straight-line basis over their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that the depreciable life may need to be changed. We consider external factors relating to each asset. If these external factors and the projected undiscounted cash flows of the asset over the remaining depreciation period indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair market value. The leases generally extend for a minimum seven-year period and provide for payment of all taxes, insurance and maintenance by the tenants. Prior to June 2004, our standard lease structure contained fixed annual rental escalators, which are generally recognized on a straight-line basis over the minimum lease period subject to an evaluation of collectibility risks. This income is greater than the amount of cash received during the first half of the lease term. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the period. We recognized $922,500 of contingent rental income for the year ended December 31, 2004. We did not recognize any contingent rental income for the years ended December 31, 2002 or 2003.

Capitalization of Construction Period Interest
      We capitalize interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balance outstanding during the construction period using the rate of interest which approximates our cost of financing.
      We capitalized interest costs of $875,000, $1,535,000, and $170,000, during 2004, 2003 and 2002, respectively, related to construction of real property owned by us. Our interest expense reflected in the consolidated statements of income has been reduced by the amounts capitalized.

Deferred Loan Expenses
      Deferred loan expenses are costs incurred by us in connection with the issuance and amendments of short-term and long-term debt. We amortize these costs over the term of the debt using the straight-line method, which approximates the interest yield method.

Allowance for Loan Losses
      The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectibility of loan payments. We evaluate the collectibility of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying property. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. At December 31, 2004, we had loans with outstanding balances of $35,918,000 on non-accrual status ($30,523,000 at December 31, 2003). To the extent circumstances improve and the risk of collectibility is diminished, we will return these loans to full accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding balance.

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

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation
      For fiscal years 2002 and 2003, the functional currency of our investment in Atlantic Healthcare Finance L.P. was the local currency. The income and expenses of the entity were translated into U.S. dollars using the average exchange rates for the reporting period to derive our equity earnings. Translation adjustments were recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. As noted above, we sold this investment in October 2003.

Transaction Fees
      Transaction fees are earned by us for our agreement to provide direct and standby financing to, and credit enhancement for, owners and operators of health care facilities. We amortize transaction fees over the initial fixed term of the lease, the loan or the construction period related to such investments.

Accumulated Other Comprehensive Income
      Accumulated other comprehensive income includes unrealized gains or losses on our equity investments and foreign currency translation adjustments. Accumulated unrealized gains and losses totaled $1,000, $1,000 and $12,000 at December 31, 2004, 2003 and 2002, respectively. Due to the sale of our investment in Atlantic Healthcare Finance L.P. in October 2003, accumulated foreign currency translation adjustments totaled $0, $0 and ($182,000) at December 31, 2004, 2003 and 2002, respectively. These items are included as components of stockholders’ equity.

Fair Value of Derivative Instruments
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
      In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133, as amended, requires companies to record derivatives at fair market value on the balance sheet as assets or liabilities.
      On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement No. 133, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At December 31, 2004, the Swaps were reported at their fair value as a $4,206,000 other asset. For the year ended December 31, 2004, we generated $1,770,000 of savings related to the Swaps that was recorded as a reduction in interest expense. We had no interest rate swap agreements outstanding at December 31, 2003 or 2002.
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

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Accounting Standards
      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the “Interpretation”). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity. We have performed a quantitative analysis for certain variable interests in our operators and determined that none of the operators’ businesses are variable interest entities because the fair value of the equity of these businesses exceeds the expected losses as calculated. In addition to our quantitative analysis, our evaluation also included an analysis of aspects of our operators’ businesses, such as involvement in the day to day decision making of the operators’ businesses, ownership or voting rights in any of these businesses and participation in the profits or losses of such businesses, to further determine the absence of a controlling financial interest in the context of the Interpretation.
      We adopted the fair value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, we use the Black-Scholes-Merton option pricing model to estimate the value of stock option grants and expect to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on July 1, 2005. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date of Statement 123(R), and because we adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date of Statement 123), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 9. We do not expect the adoption of Statement 123(R) to have a material impact on the consolidated financial statements.

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Loans Receivable
      The following is a summary of loans receivable (in thousands):

	December 31

	2004	2003

Mortgage loans	$155,266	$163,869
Mortgage loans to related parties		270
Construction loans	720	164
Working capital loans	57,081	49,177
Subdebt investments	43,739	45,254

Totals	$256,806	$258,734

      Loans to related parties (an entity whose ownership includes one Company director) included above are at rates comparable to other third-party borrowers equal to or greater than our net interest cost on borrowings to support such loans. The amount of interest income and commitment fees from related parties amounted to $682,000, $36,000, and $59,000 for 2004, 2003 and 2002, respectively.
      The following is a summary of mortgage loans at December 31, 2004:

Final	Number		Principal
Payment	of		Amount at	Carrying
Due	Loans	Payment Terms	Inception	Amount

			(In thousands)
2005	5	Monthly payments from $1,268 to $212,425, including interest from 10.50% to 15.21%	$8,508	$7,583
2006	9	Monthly payments from $406 to $209,479, including interest from 1.98% to 15.21%	27,195	31,563
2007	5	Monthly payments from $6,058 to $80,100, including interest from 7.27% to 14.06%	29,336	22,930
2008	3	Monthly payments from $4,282 to $111,233, including interest from 7.10% to 13.00%	26,010	26,340
2009	8	Monthly payments from $15,672 to $40,536, including interest from 6.97% to 11.15%	23,851	25,137
2012	1	Monthly payments of $124,934, including interest of 11.05%	12,700	12,668
2013	1	Monthly payments of $30,793, including interest of 12.42%	185	2,975
2015	1	Monthly payments of $2,824, including interest of 12.17%	154	278
2016	2	Monthly payments from $7,180 to $28,630, including interest of 10.25%	4,045	4,192
2017	1	Monthly payments of $31,622, including interest of 8.11%	907	4,679
2018	2	Monthly payments of $52,700 to $56,182, including interest from 5.75% to 10.90%	18,000	16,921

		Totals	$150,891	$155,266

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
’

3.	Real Property Owned
      The following table summarizes certain information about our real property owned as of December 31, 2004 (dollars in thousands):

	Number of		Building &	Total	Accumulated
	Facilities	Land	Improvements	Investment	Depreciation

Assisted Living Facilities:
Arizona	6	$3,685	$43,409	$47,094	$4,393
California	9	8,950	56,323	65,273	4,702
Colorado	1	940	3,721	4,661	290
Connecticut	6	8,690	46,565	55,255	5,302
Delaware	1	560	21,220	21,780	138
Florida	21	11,173	113,542	124,715	18,083
Georgia	5	4,336	28,446	32,782	6,302
Idaho	4	1,675	29,615	31,290	1,361
Illinois	1	670	6,780	7,450	551
Indiana	14	3,101	67,805	70,906	12,455
Kansas	1	600	10,590	11,190	70
Kentucky	1	490	7,610	8,100	307
Louisiana	1	1,100	10,161	11,261	2,496
Maryland	7	5,330	62,438	67,768	10,698
Massachusetts	7	8,320	73,361	81,681	2,935
Mississippi	2	1,080	13,470	14,550	736
Montana	2	910	7,282	8,192	1,003
Nevada	4	2,964	35,957	38,921	5,048
New Jersey	3	2,040	16,841	18,881	2,842
New York	3	2,390	22,482	24,872	1,309
North Carolina	42	18,133	193,081	211,214	14,178
Ohio	9	4,504	40,349	44,853	5,182
Oklahoma	16	1,928	24,346	26,274	5,755
Oregon	4	1,767	16,249	18,016	1,883
Pennsylvania	1	484	4,663	5,147	769
South Carolina	9	5,282	42,699	47,981	3,354
Tennessee	6	2,376	17,397	19,773	2,485
Texas	23	11,586	98,866	110,452	12,046
Utah	2	1,420	12,842	14,262	710
Virginia	5	2,624	28,035	30,659	1,869
Washington	7	5,770	29,066	34,836	1,620
Wisconsin	1	420	4,006	4,426	315
Construction in progress	2			25,463

	226	125,298	1,189,217	1,339,978	131,187

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of		Building &	Total	Accumulated
	Facilities	Land	Improvements	Investment	Depreciation

Skilled Nursing Facilities:
Alabama	8	$3,000	$41,419	$44,419	$1,857
Arizona	1	180	3,988	4,168	877
California	1	1,460	3,943	5,403	1,290
Colorado	1	370	6,051	6,421	1,302
Connecticut	4	2,170	6,440	8,610	18
Florida	34	14,422	221,692	236,114	14,880
Georgia	2	2,190	9,392	11,582	467
Idaho	3	2,010	20,662	22,672	4,116
Illinois	4	1,110	24,700	25,810	3,949
Indiana	2	251	4,449	4,700	15
Kentucky	3	1,160	15,787	16,947	1,199
Maryland	1	390	4,010	4,400	252
Massachusetts	22	19,318	178,264	197,582	15,626
Mississippi	11	1,625	52,651	54,276	2,530
Missouri	3	1,247	23,827	25,074	2,464
Nevada	1	182	1,718	1,900	477
New Jersey	1	1,850	3,050	4,900	10
Ohio	7	5,086	85,692	90,778	6,839
Oklahoma	1	470	5,673	6,143	1,173
Oregon	1	300	5,316	5,616	1,104
Pennsylvania	3	869	15,224	16,093	3,904
Tennessee	21	8,250	117,584	125,834	8,181
Texas	4	2,000	26,125	28,125	1,729
Virginia	2	1,891	7,312	9,203	515

	141	71,801	884,969	956,770	74,774
Specialty Care Facilities:
Florida	1	979		979
Illinois	1	3,650	14,496	18,146	1,138
Massachusetts	3	3,425	60,200	63,625	10,841
Ohio	1	3,020	27,445	30,465	1,596

	6	11,074	102,141	113,215	13,575

Total Real Property Owned	373	$208,173	$2,176,327	$2,409,963	$219,536

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, future minimum lease payments receivable under operating leases are as follows (in thousands):

2005	$237,182
2006	245,618
2007	252,440
2008	258,788
2009	257,484
Thereafter	2,138,683

Totals	$3,390,195

      We purchased $8,500,000, $12,433,000 and $33,972,000 of real property that had previously been financed by the Company with loans in 2004, 2003 and 2002, respectively. We converted $36,794,000 of completed construction projects into operating lease properties in 2003. We acquired properties which included the assumption of mortgages totaling $14,555,000, $101,243,000 and $2,248,000 in 2004, 2003 and 2002, respectively. These non-cash activities are appropriately not reflected in the accompanying statements of cash flows.
      During the year ended December 31, 2004, it was determined that the projected undiscounted cash flows from a property did not exceed its related net book value and an impairment charge of $314,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value was determined by an offer to purchase received from a third party. During the year ended December 31, 2003, it was determined that the projected undiscounted cash flows from a property did not exceed its related net book value and an impairment charge of $2,792,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value of the property was determined by an independent appraisal. During the year ended December 31, 2002, it was determined that the projected undiscounted cash flows from three properties did not exceed their related net book values and impairment charges of $2,298,000 were recorded to reduce the properties to their estimated fair market values. The estimated fair market values of the properties were determined by offers to purchase received from third parties or estimated net sales proceeds.

4.	Concentration of Risk
      As of December 31, 2004, long-term care facilities, which include skilled nursing and assisted living facilities, comprised 93% (92% at December 31, 2003) of our real estate investments and were located in 35 states. Investments in assisted living facilities comprised 54% (60% at December 31, 2003) of our real estate investments. The following table summarizes certain information about our operator concentration as of December 31, 2004 (dollars in thousands):

	Number of	Total	Percent of
	Facilities	Investment(1)	Investment(2)

Concentration by investment:
Emeritus Corporation	48	$361,367	15%
Southern Assisted Living, Inc.	43	200,750	8%
Commonwealth Communities L.L.C.	13	196,560	8%
Delta Health Group, Inc.	25	178,221	7%
Home Quality Management, Inc.	32	176,081	7%
Remaining operators (45)	233	1,339,899	55%

Totals	394	$2,452,878	100%

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of	Total	Percent of
	Facilities	Revenues(3)	Revenue(4)

Concentration by revenue:
Commonwealth Communities L.L.C.	13	$26,910	11%
Emeritus Corporation	48	26,904	11%
Southern Assisted Living, Inc.	43	26,087	10%
Home Quality Management, Inc.	32	21,165	8%
Life Care Centers of America, Inc.	16	14,927	6%
Remaining operators (45)	242	137,584	54%

Totals	394	$253,577	100%

(1)	Investments include real estate investments and credit enhancements which amounted to $2,447,233,000 and $5,645,000, respectively.

(2)	Investments with top five operators comprised 46% of total investments at December 31, 2003.

(3)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2004.

(4)	Revenues from top five operators were 41% and 43% for the years ended December 31, 2003 and 2002, respectively.

5.	Allowance for Loan Losses
      The following is a summary of the allowance for loan losses (in thousands):

	Year Ended December 31

	2004	2003	2002

Balance at beginning of year	$7,825	$4,955	$6,861
Provision for loan losses	1,200	2,870	1,000
Charge-offs	(3,764)		(2,906)

Balance at end of year	$5,261	$7,825	$4,955

      The following is a summary of our loan impairments (in thousands):

	Year Ended December 31

	2004	2003	2002

Balance of impaired loans at year end	$35,918	$30,523	$15,311
Allowance for loan losses	5,261	7,825	4,955

Balance of impaired loans not reserved	30,657	22,698	10,356
Average impaired loans for the year	33,221	22,917	16,950

6.	Borrowings Under Lines of Credit Arrangements and Related Items
      We have an unsecured credit arrangement with a consortium of eight banks providing for a revolving line of credit (“revolving credit”) in the amount of $310,000,000, which expires on May 15, 2006. The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or 1.3% over LIBOR interest rate, at our option (3.7375% at December 31, 2004). In addition, we pay a commitment fee based on an annual rate of 0.325% and an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. We have another

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unsecured line of credit arrangement with a consortium of three banks for a total of $30,000,000, which expires May 31, 2005. Borrowings under this line of credit are subject to interest at either the lead bank’s prime rate of interest or 2.00% over LIBOR interest rate, at our option (5.25% at December 31, 2004) and are due on demand.
      The following information relates to aggregate borrowings under the unsecured lines of credit arrangements (in thousands, except percentages):

	Year Ended December 31

	2004	2003	2002

Balance outstanding at December 31	$151,000	$0	$109,500
Maximum amount outstanding at any month end	159,000	156,900	130,000
Average amount outstanding (total of daily principal balances divided by days in year)	54,770	61,677	69,180
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	5.32%	4.65%	4.58%

7.	Senior Unsecured Notes and Secured Debt
      We have $875,000,000 of senior unsecured notes with annual interest rates ranging from 6.00% to 8.17%.
      We have 32 mortgage loans totaling $160,225,000, collateralized by health care facilities with annual interest rates ranging from 5.50% to 12.00%. The carrying values of the health care properties securing the mortgage loans totaled $233,591,000 at December 31, 2004.
      Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions.
      At December 31, 2004, the annual principal payments on these long-term obligations are as follows (in thousands):

	Senior	Mortgage
	Unsecured Notes	Loans	Totals

2005	$0	$6,276	$6,276
2006	50,000	2,977	52,977
2007	175,000	15,004	190,004
2008	100,000	10,194	110,194
2009		13,278	13,278
2010		9,313	9,313
2011		21,149	21,149
Thereafter	550,000	82,034	632,034

Totals	$875,000	$160,225	$1,035,225

8.	Stock Incentive Plans
      Our 1995 Stock Incentive Plan authorizes up to 3,768,000 shares of common stock to be issued at the discretion of the Board of Directors. The 1995 Plan replaced the 1985 Incentive Stock Option Plan. The options granted under the 1985 Plan continue to vest through 2005 and expire ten years from the date of grant. Our officers and key salaried employees are eligible to participate in the 1995 Plan. The 1995 Plan allows for the issuance of, among other things, stock options, restricted stock grants and dividend equivalent rights.

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
There were no dividend equivalent rights outstanding under the 1995 Plan for 2003 or 2002. In addition, we have a Stock Plan for Non-Employee Directors, which authorizes up to 480,000 shares to be issued.
      The following summarizes the activity in the plans for the years ended December 31 (shares in thousands):

	Year Ended December 31

	2004		2003		2002

	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price

Options at beginning of year	1,503	$23.15	1,606	$21.99	2,387	$21.23
Options granted	112	36.92	340	25.82	40	27.17
Options exercised	(600)	22.83	(420)	20.95	(821)	20.54
Options terminated			(23)	22.35

Options at end of year	1,015	$24.86	1,503	$23.15	1,606	$21.99

Options exercisable at end of year	639	$23.54	817	$22.69	838	$21.98
Weighted average fair value of options granted during the year		$12.09		$1.74		$2.10
      Vesting periods for options and restricted shares range from six months for directors to five years for officers and key salaried employees. Options expire ten years from the date of grant. We granted 112,000, 110,000, and 8,000 restricted shares during 2004, 2003 and 2002, respectively, including 10,000, 12,000, and 8,000 shares for directors in 2004, 2003 and 2002, respectively. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $2,887,000, $2,157,000 and $1,555,000, in 2004, 2003 and 2002, respectively.
      The following table summarizes information about stock options outstanding at December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable

			Weighted		Weighted
Range of Per		Weighted	Average		Average
Share Exercise	Number	Average	Remaining	Number	Exercise
Prices	Outstanding	Exercise Price	Contract Life	Exercisable	Price

$16–$20	226	$17.70	5.8	197	$17.84
$20–$25	324	24.39	6.7	206	24.38
$25–$30	353	26.04	8.3	206	26.19
$30–$40	112	36.92	10.0	30	36.71

Totals	1,015	$24.86	7.4	639	$23.54

9.     Other Equity
      Other equity consists of the following (in thousands):

	December 31

	2004	2003	2002

Accumulated compensation expense related to stock options	$552	$173	$0
Unamortized restricted stock	(1,249)	(2,198)	(3,433)

Totals	$(697)	$(2,025)	$(3,433)

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Unamortized restricted stock represents the unamortized value of restricted stock granted to employees and directors prior to January 1, 2003. Expense related to these grants, which is recognized as the shares vest based on the market value at the date of the award, totaled $949,000, $1,182,000 and $1,555,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which we are required to adopt for fiscal years beginning after December 15, 2002, with transition provisions for certain matters. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we commenced recognizing compensation expense in accordance with Statement 123 on a prospective basis. Accumulated compensation expense related to stock options represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003.
      The following table illustrates the effect on net income available to common stockholders if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for options granted since 1995 but prior to adoption at January 1, 2003 (in thousands, except per share data):

	Year Ended December 31

	2004	2003	2002

Numerator:
Net income available to common stockholders — as reported	$72,634	$70,732	$55,191
Deduct: Additional stock-based employee compensation expense determined under fair value based method for all awards	274	405	539

Net income available to common stockholders — pro forma	$72,360	$70,327	$54,652

Denominator:
Basic weighted average shares — as reported and pro forma	51,544	43,572	36,702
Effect of dilutive securities:
Employee stock options — pro forma	365	388	394
Non-vested restricted shares	161	202	162

Dilutive potential common shares	526	590	556

Diluted weighted average shares — pro forma	52,070	44,162	37,258

Net income available to common stockholders per share — as reported
Basic	$1.41	$1.62	$1.50
Diluted	1.39	1.60	1.48
Net income available to common stockholders per share — pro forma
Basic	$1.40	$1.61	$1.49
Diluted	1.39	1.59	1.47

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2004	2003	2002

Dividend yield(1)	0.6%	9.1%	8.0%
Expected volatility	22.4%	25.2%	24.3%
Risk-free interest rate	4.11%	3.73%	3.44%
Expected life (in years)	7	7	7
Weighted-average fair value(1)	$12.09	$1.74	$2.10

(1)	Options granted to employees in 2004 include dividend equivalent rights. These options are assumed to have a dividend yield of 0% for purposes of the Black-Scholes-Merton option pricing model and result in higher fair values than options without dividend equivalent rights.

10.	Preferred Stock
      In July 2003, we closed a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock. These shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends thereon to the redemption date, on or after July 9, 2008. A portion of the proceeds from this offering were used to redeem all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock on July 15, 2003, at a redemption price of $25.00 per share plus accrued and unpaid dividends. In accordance with Emerging Issues Task Force Topic D-42, the costs to issue the Series B Preferred Stock were recorded as a non-cash, non-recurring charge of $2,790,000, or $0.06 per diluted share, in the third quarter of 2003 to reduce net income available to common stockholders.
      In September 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock as partial consideration for an acquisition of assets by the Company, with the shares valued at $26,500,000 for such purposes. The shares were issued to Southern Assisted Living, Inc. and certain of its stockholders without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended. The shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends thereon to the redemption date, on or after August 15, 2008. The preferred shares are convertible into common stock at a conversion price of $32.66 per share at any time. During the year ended December 31, 2004, certain holders of our Series E Preferred Stock converted 480,399 shares into 367,724 shares of our common stock, leaving 350,045 of such shares outstanding at December 31, 2004.
      In September 2004, we closed a public offering of 7,000,000 shares of 7.625% Series F Cumulative Redeemable Preferred Stock. These shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends thereon to the redemption date, on or after September 14, 2009.

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

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purposes, different useful lives and depreciation methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes. Cash distributions paid to common stockholders, for federal income tax purposes, are as follows:

	Year Ended December 31

	2004	2003	2002

Per Share:
Ordinary income	$1.189	$1.365	$1.655
Return of capital	1.196	0.896	0.671
Capital gains	0.000	0.079	0.014

Totals	$2.385	$2.340	$2.340

12.	Commitments and Contingencies
      We have guaranteed the payment of industrial revenue bonds for one assisted living facility, in the event that the present owner defaults upon its obligations. In consideration for this guaranty, we receive and recognize fees annually related to this arrangement. This guaranty expires upon the repayment of the industrial revenue bonds which currently mature in 2009. At December 31, 2004, we were contingently liable for $3,195,000 under this guaranty.
      We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At December 31, 2004, our obligation under the letter of credit was $2,450,000.
      At December 31, 2004, we had outstanding construction financings of $26,183,000 ($25,463,000 for leased properties and $720,000 for construction loans) and were committed to providing additional financing of approximately $3,833,000 to complete construction. At December 31, 2004, we had contingent purchase obligations totaling $82,815,000. These contingent purchase obligations primarily relate to deferred acquisition fundings. Deferred acquisition fundings are contingent upon an operator satisfying certain conditions such as payment coverage and value tests. Amounts due from the tenant are increased to reflect the additional investment in the property.
      At December 31, 2004, we had operating lease obligations of $16,036,000 relating to Company office space, six assisted living facilities and three skilled nursing facilities. We incurred rental expense relating to our Company office space of $292,000, $348,000 and $213,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Regarding the facility leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At December 31, 2004, aggregate future minimum rentals to be received under these noncancelable subleases totaled $14,509,000. At December 31, 2004, future minimum lease payments due under operating leases are as follows (in thousands):

2005	$1,778
2006	1,275
2007	1,066
2008	928
2009	929
Thereafter	10,060

Totals	$16,036

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31

	2004	2003	2002

Numerator for basic and diluted earnings per share — net income available to common stockholders	$72,634	$70,732	$55,191

Denominator for basic earnings per share — weighted average shares	51,544	43,572	36,702
Effect of dilutive securities:
Employee stock options	377	427	437
Non-vested restricted shares	161	202	162

Dilutive potential common shares	538	629	599

Denominator for diluted earnings per share — adjusted weighted average shares	52,082	44,201	37,301

Basic earnings per share	$1.41	$1.62	$1.50

Diluted earnings per share	$1.39	$1.60	$1.48

      The diluted earnings per share calculation excludes the dilutive effect of 112,000, 0 and 10,000 options for 2004, 2003 and 2002, respectively, because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in the calculations for 2002 and 2003 as the effect of the conversions was anti-dilutive. The Series E Cumulative Convertible and Redeemable Preferred Stock was not included in the calculations for 2003 and 2004 as the effect of the conversions was anti-dilutive.

14.	Disclosure about Fair Value of Financial Instruments
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
      Mortgage Loans Receivable — The fair value of all mortgage loans receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
      Working Capital Loans, Construction Loans and Subdebt Investments — The carrying amount is a reasonable estimate of fair value based on the interest rates received, which approximates current market rates.
      Cash and Cash Equivalents — The carrying amount approximates fair value.
      Equity Investments — Equity investments are recorded at their fair market value.
      Borrowings Under Lines of Credit Arrangements — The carrying amount of the lines of credit arrangements approximates fair value because the borrowings are interest rate adjustable.
      Senior Unsecured Notes — The fair value of the senior unsecured notes payable was estimated by discounting the future cash flows using the current borrowing rate available to the Company for similar debt.

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Mortgage Loans Payable — Mortgage loans payable is a reasonable estimate of fair value based on the interest rates paid, which approximates current market rates.
      Interest Rate Swap Agreements — Our interest rate swap agreements are recorded as assets or liabilities on the balance sheet at fair market value. Fair market value is estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates.
      The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2004		December 31, 2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Mortgage loans receivable	$155,266	$165,551	$164,139	$167,610
Working capital loans	57,081	57,081	49,177	49,177
Construction loans	720	720	164	164
Subdebt investments	43,739	43,739	45,254	45,254
Cash and cash equivalents	19,763	19,763	124,496	124,496
Interest rate swap agreements	4,206	4,206
Equity investments	1	1	1	1
Financial Liabilities:
Borrowings under lines of credit arrangements	$151,000	$151,000	$0	$0
Senior unsecured notes	875,000	1,068,132	865,000	1,111,712
Mortgage loans payable	160,225	160,225	148,184	148,184

15.	Discontinued Operations
      In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. We adopted the standard effective January 1, 2002.
      During the years ended December 31, 2002, 2003 and 2004, we sold properties with carrying values of $53,311,000, $61,316,000 and $37,710,000 for net losses of $1,032,000, net gains of $4,139,000 and net losses of $143,000, respectively. In accordance with Statement No. 144, we have reclassified the income and expenses attributable to these properties to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying the properties as discontinued operations (in thousands):

	Year Ended December 31

	2004	2003	2002

Revenues:
Operating lease rents	$2,182	$10,175	$16,561
Expenses:
Interest expense	562	2,566	3,911
Provision for depreciation	979	3,521	5,443

Income from discontinued operations, net	$641	$4,088	$7,207

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Retirement Arrangements
      We have a Retirement Plan and Trust (the “401(k) Plan”) covering all eligible employees. Under the 401(k) Plan, eligible employees may make contributions, and we may make matching contributions and a profit sharing contribution. Our contributions to this 401(k) Plan totaled $289,000, $206,000 and $184,000 in 2004, 2003 and 2002, respectively.
      We have a Supplemental Executive Retirement Plan (“SERP”), a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified Plan because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No company contributions are anticipated for the 2005 fiscal year. No benefit payments are expected to occur during the next five fiscal years and total $470,000 during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $703,000 at December 31, 2004 ($412,000 at December 31, 2003).
      The following tables provide a reconciliation of the changes in the SERP’s benefit obligations and fair value, and a statement of the funded status for the periods indicated (in thousands):

	Year Ended
	December 31

	2004	2003

Reconciliation of benefit obligation:
Obligation at January 1	$454	$231
Service cost	262	191
Interest cost	28	15
Actuarial (gain)/loss	(15)	17

Obligation at December 31	$729	$454

	December 31

	2004	2003

Funded status:
Funded status at December 31	$(729)	$(454)
Unrecognized (gain)/loss	26	42

Prepaid/(accrued) benefit cost	$(703)	$(412)

      The following table shows the components of net periodic benefit costs for the periods indicated (in thousands):

	Year Ended
	December 31

	2004	2003

Service cost	$262	$191
Interest cost	28	15

Net periodic benefit cost	$290	$206

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides information for the SERP which has an accumulated benefit in excess of plan assets (in thousands):

	December 31

	2004	2003

Projected benefit obligation	$729	$454
Accumulated benefit obligation	529	288
Fair value of assets	n/a	n/a
      The following table reflects the weighted-average assumptions used to determine the benefit obligations and net periodic benefit cost for the SERP:

			Net Periodic
	Benefit		Benefit Cost
	Obligations

			Year Ended
	December 31		December 31

	2004	2003	2004	2003

Discount rate	6.00%	6.25%	6.25%	6.75%
Rate of compensation increase	4.25%	4.50%	4.50%	5.00%
Expected long-term return on plan assets	n/a	n/a	n/a	n/a

17.	Quarterly Results of Operations (Unaudited)
      The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

	Year Ended December 31, 2004

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter(2)

Revenues — as reported	$60,961	$59,334	$63,629	$68,794
Discontinued operations	(1,025)	(149)	(149)

Revenues — as adjusted(1)	59,936	59,185	63,480	68,794
Net income available to common stockholders	18,655	19,207	19,004	15,767
Net income available to common stockholders per share:
Basic	0.37	0.37	0.37	0.30
Diluted	0.36	0.37	0.37	0.30

	Year Ended December 31, 2003

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter(3)

Revenues — as reported	$46,292	$47,856	$49,975	$61,240
Discontinued operations	(3,281)	(3,280)	(1,038)	(1,025)

Revenues — as adjusted(1)	43,011	44,576	48,937	60,215
Net income available to common stockholders	16,451	16,744	20,601	16,935
Net income available to common stockholders per share:
Basic	0.41	0.41	0.47	0.34
Diluted	0.41	0.41	0.46	0.34

HEALTH CARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	In accordance with FASB Statement No. 144, we have reclassified the income attributable to the properties sold subsequent to January 1, 2002 to discontinued operations. See Note 15.

(2)	The decrease in net income and amounts per share is primarily attributable to losses on sale in fourth quarter 2004 and increased preferred stock dividends in fourth quarter 2004 resulting from the September 2004 issuance of Series F preferred stock.

(3)	The decrease in net income and amounts per share is primarily attributable to impairment of assets recorded in fourth quarter 2003 and a common stock issuance completed in third quarter 2003.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
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
Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework. Based on that assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2004.
      The registered independent public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.
Changes in Internal Control over Financial Reporting
      No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) occurred during the fourth quarter of the one-year period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Stockholders and Directors
Health Care REIT, Inc.
      We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that Health Care REIT, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Care REIT Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Health Care REIT, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Health Care REIT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Health Care REIT, Inc. and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Toledo, Ohio
March 11, 2005

Item 9B.     Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item is incorporated herein by reference to the information under the headings “Election of Three Directors,” “Executive Officers,” “Board and Committees” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Compliance” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2005.
      We have adopted a Code of Business Conduct & Ethics that applies to our directors, officers and employees. The code is posted on our Internet Web site at www.hcreit.com and is available from the Company upon written request to the Vice President and Corporate Secretary, Health Care REIT, Inc. One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio 43603-1475. Any amendment to, or waivers from, the code that relate to any officer or director of the Company will be promptly disclosed on our Internet Web site at www.hcreit.com.

Item 11.	Executive Compensation
      The information required by this Item is incorporated herein by reference to the information under the heading “Remuneration” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Remuneration — Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2005.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2005.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
    (a)1. Our Consolidated Financial Statements are included in Part II, Item 8:
         2. The following Financial Statement Schedules are included in Item 15(c):

III — Real Estate and Accumulated Depreciation

IV — Mortgage Loans on Real Estate
      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
         3. Exhibit Index:

3.1	Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.2	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.3	Certificate of Designations, Preferences and Rights of Series C Cumulative Convertible Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.4	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.5	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003, and incorporated herein by reference thereto).
3.6	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/ A filed July 8, 2003, and incorporated herein by reference thereto).
3.7	Certificate of Designation of 6% Series E Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 1, 2003, and incorporated herein by reference thereto).
3.8	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004, and incorporated herein by reference thereto).
3.9	Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed September 8, 2004, and incorporated herein by reference thereto).

4.1	The Company, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument that defines the rights of holders of long-term debt of the Company and authorizes a total amount of securities not in excess of 10% of the total assets of the Company.
4.2	Indenture dated as of April 17, 1997 between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.3	First Supplemental Indenture, dated as of April 17, 1997, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.4	Second Supplemental Indenture, dated as of March 13, 1998, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 11, 1998, and incorporated herein by reference thereto).
4.5	Third Supplemental Indenture, dated as of March 18, 1999, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 17, 1999, and incorporated herein by reference thereto).
4.6	Fourth Supplemental Indenture, dated as of August 10, 2001, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed August 9, 2001, and incorporated herein by reference thereto).
4.7	Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.8	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.9	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.10	Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.11	Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003, and incorporated herein by reference thereto).
4.12	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.13	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).

4.14	Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003, and incorporated herein by reference thereto).
4.15	Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004, and incorporated herein by reference thereto).
4.16	Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
4.17	Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
10.1	Amended and Restated Loan Agreement, dated August 23, 2002, by and among Health Care REIT, Inc. and its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Warburg LLC, as documentation agent (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed August 30, 2002, and incorporated herein by reference thereto).
10.2	Amendment No. 1, dated May 15, 2003, to Amended and Restated Loan Agreement, dated August 23, 2002, by and among Health Care REIT, Inc. and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Warburg LLC, as documentation agent (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed June 13, 2003, and incorporated herein by reference thereto).
10.3	Amendment No. 2, dated August 26, 2003, to Amended and Restated Loan Agreement, dated August 23, 2002, by and among Health Care REIT, Inc. and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, as documentation agent (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
10.4	Amendment No. 3, dated December 19, 2003, to Amended and Restated Loan Agreement, dated August 23, 2002, by and among Health Care REIT, Inc. and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, as documentation agent (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).
10.5	Supplement, dated January 30, 2004, to Amended and Restated Loan Agreement, dated August 23, 2002, by and among Health Care REIT, Inc. and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, as documentation agent (filed with the Commission as Exhibit 10.5 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).
10.6	Credit Agreement by and among Health Care REIT, Inc. and certain of its subsidiaries, First Federal Bank of the Midwest, Mercantile-Safe Deposit and Trust Company and Fifth Third Bank, dated as of May 28, 2004 (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.7	ISDA Master Agreement and Schedule dated as of May 6, 2004 by and between Bank of America, N.A. and Health Care REIT, Inc. (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).

10.8	Interest Rate Swap Confirmation dated May 10, 2004 between Health Care REIT, Inc. and Bank of America, N.A. (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.9	Interest Rate Swap Confirmation dated May 6, 2004 between Health Care REIT, Inc. and Deutsche Bank AG (filed with the Commission as Exhibit 10.5 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.10	Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.11	The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995, and incorporated herein by reference thereto).*
10.12	First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*
10.13	Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*
10.14	Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.15	Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.16	First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.17	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan.*
10.18	Form of Restricted Stock Agreement for Executive Officers under the 1995 Stock Incentive Plan.*
10.19	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/ A filed October 27, 2004, and incorporated herein by reference thereto).*
10.20	Form of Restricted Stock Agreement under the Stock Plan for Non-Employee Directors.*
10.21	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and George L. Chapman (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.22	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Raymond W. Braun (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.23	Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.24	Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Scott A. Estes (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*

10.25	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Erin C. Ibele (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.26	Employment Agreement, effective July 1, 2004, by and between Health Care REIT, Inc. and Jeffrey H. Miller (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).*
10.27	Health Care REIT, Inc. Supplemental Executive Retirement Plan, effective as of January 1, 2001 (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.28	Health Care REIT, Inc. Executive Loan Program, effective as of August 1999 (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.29	Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005, and incorporated herein by reference thereto).*
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Business Conduct and Ethics (filed with the Commission as Exhibit 14 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP, independent registered public accounting firm.
24	Powers of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

* Management Contract or Compensatory Plan or Arrangement.
      (b) Exhibits:

The exhibits listed in Item 15(a)(3) above are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Securities Exchange Act of 1934.
      (c) Financial Statement Schedules:

Financial statement schedules are included in pages 95 through 104.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.

By:	/s/ George L. Chapman ______________________________________ Chairman, Chief Executive Officer and Director
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2005, by the following person on behalf of the Company and in the capacities indicated.

/s/ William C. Ballard, Jr.* William C. Ballard, Jr., Director

/s/ Pier C. Borra* Pier C. Borra, Director

/s/ Thomas J. DeRosa* Thomas J. DeRosa, Director

/s/ Jeffrey H. Donahue* Jeffrey H. Donahue, Director

/s/ Peter J. Grua* Peter J. Grua, Director

/s/ Sharon M. Oster* Sharon M. Oster, Director

/s/ Bruce G. Thompson* Bruce G. Thompson, Director

/s/ R. Scott Trumbull* R. Scott Trumbull, Director

/s/ George L. Chapman George L. Chapman, Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Raymond W. Braun* Raymond W. Braun, President and Chief Financial Officer (Principal Financial Officer)

/s/ Paul D. Nungester, Jr.* Paul D. Nungester, Jr., Controller (Principal Accounting Officer)

*By: /s/ George L. Chapman
George L. Chapman, Attorney-in-Fact

HEALTH CARE REIT, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

					Gross Amount at Which Carried at
		Initial Cost to Company			Close of Period
(Dollars in thousands)				Cost Capitalized
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built

Assisted Living Facilities:
Alhambra, CA	$0	$420	$2,534	$0	$420	$2,534	$267	1999	1999
Amarillo, TX		390	5,100		390	5,100	34	2004	1996
Anderson, SC		710	6,290		710	6,290	226	2003	1986
Asheboro, NC(3)	3,682	290	5,032	18	290	5,050	178	2003	1998
Asheville, NC		204	3,489		204	3,489	589	1999	1999
Asheville, NC		280	1,955	345	280	2,300	90	2003	1992
Atlanta, GA		2,059	14,914		2,059	14,914	3,319	1997	1999
Auburn, IN		145	3,511	1,855	145	5,366	1,132	1998	1999
Auburn, MA(1)	4,806	1,050	7,950		1,050	7,950	320	2003	1997
Austin, TX		880	9,520		880	9,520	1,603	1999	1998
Avon, IN		170	3,504	2,961	170	6,465	1,218	1998	1999
Azusa, CA		570	3,141		570	3,141	347	1998	1988
Baltimore, MD		510	4,515		510	4,515	226	2003	1999
Bartlesville, OK		100	1,380		100	1,380	353	1996	1995
Beaumont, TX		520	6,050		520	6,050	42	2004	1997
Bellingham, WA		300	3,200		300	3,200	109	2003	1994
Bluffton, SC		700	5,598	3,072	700	8,670	756	1999	2000
Boonville, IN		190	5,510		190	5,510	414	2002	2000
Bradenton, FL		252	3,298		252	3,298	859	1996	1995
Bradenton, FL		100	1,700	801	100	2,501	522	1999	1996
Brandon, FL		860	7,140		860	7,140	234	2003	1990
Brick, NJ		1,300	9,394		1,300	9,394	2,251	1999	2000
Burlington, NC		280	4,297	697	280	4,994	171	2003	2000
Burlington, NC(3)	2,879	460	5,501	5	460	5,506	194	2003	1997
Butte, MT		550	3,957	43	550	4,000	445	1998	1999
Canton, OH		300	2,098		300	2,098	364	1998	1998
Cape Coral, FL		530	3,281		530	3,281	253	2002	2000
Cary, NC		1,500	4,350	897	1,500	5,247	812	1998	1996
Cedar Hill, TX		171	1,490		171	1,490	347	1997	1996
Chapel Hill, NC		354	2,646	773	354	3,419	197	2002	1997
Chelmsford, MA(2)	9,475	1,040	10,960		1,040	10,960	363	2003	1997
Chickasha, OK		85	1,395		85	1,395	349	1996	1996
Chubbuck, ID		125	5,375		125	5,375	188	2003	1996
Claremore, OK		155	1,428		155	1,428	333	1996	1996
Clarksville, TN		330	2,292		330	2,292	394	1998	1998
Clermont, FL		350	5,232	449	350	5,681	1,226	1996	1997
Coeur D’ Alene, ID		530	7,570		530	7,570	262	2003	1997
Columbia, SC		2,120	4,860		2,120	4,860	255	2003	2000
Columbia, TN		341	2,295		341	2,295	385	1999	1999
Columbus, IN		530	5,170	90	530	5,260	392	2002	2001
Concord, NC(3)	4,897	550	3,921	36	550	3,957	155	2003	1997
Corpus Christi, TX		155	2,935	15	155	2,950	794	1997	1996
Corpus Christi, TX		420	4,796	139	420	4,935	1,850	1996	1997
Danville, VA		410	3,954	664	410	4,618	165	2003	1998
Dayton, OH		690	2,970	1,179	690	4,149	224	2003	1994
Desoto, TX		205	1,383		205	1,383	314	1996	1996
Douglasville, GA		90	217		90	217	11	2003	1985
Duncan, OK		103	1,347		103	1,347	330	1995	1996
Durham, NC		1,476	10,659	2,173	1,476	12,832	3,149	1997	1999
Easley, SC		250	3,266		250	3,266	164	2003	1999
Eden, NC(3)	3,182	390	5,039	2	390	5,041	177	2003	1998
Edmond, OK		175	1,564		175	1,564	376	1995	1996
Elizabeth City, NC		200	2,760	1,998	200	4,758	541	1998	1999
Ellicott City, MD		1,320	13,641	1,669	1,320	15,310	3,931	1997	1999
Encinitas, CA		1,460	7,721		1,460	7,721	957	2000	2000
Enid, OK		90	1,390		90	1,390	355	1995	1995
Eugene, OR		600	5,150		600	5,150	396	2002	2000

HEALTH CARE REIT, INC.
SCHEDULE III — (Continued)

					Gross Amount at Which Carried at
		Initial Cost to Company			Close of Period
(Dollars in thousands)				Cost Capitalized
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built

Everett, WA	$0	$1,400	$5,476	$0	$1,400	$5,476	$855	1999	1999
Fairfield, CA		1,460	14,040		1,460	14,040	1,103	2002	1998
Fairhaven, MA		770	6,230		770	6,230	124	2004	1999
Fayetteville, NY		410	3,962	500	410	4,462	336	2001	1997
Federal Way, WA		540	3,960		540	3,960	135	2003	1978
Findlay, OH		200	1,800		200	1,800	388	1997	1997
Flagstaff, AZ		540	4,460		540	4,460	156	2003	1999
Florence, NJ		300	2,978		300	2,978	228	2002	1999
Forest City, NC(3)	3,254	320	4,576	40	320	4,616	165	2003	1999
Fort Myers, FL		440	2,560		440	2,560	92	2003	1980
Fort Worth, TX		210	3,790	(55)	64	3,881	1,119	1996	1984
Gaffney, SC		200	1,892		200	1,892	106	2003	1999
Gardnerville, NV		1,144	10,831		1,144	10,831	3,009	1998	1999
Gastonia, NC(3)	4,329	470	6,129		470	6,129	215	2003	1998
Gastonia, NC(3)	2,008	310	3,096	36	310	3,132	117	2003	1994
Gastonia, NC(3)	3,998	400	5,029		400	5,029	180	2003	1996
Georgetown, TX		200	2,100		200	2,100	441	1997	1997
Grand Terrace, CA		530	2,770		530	2,770	22	2004	1982
Greensboro, NC		330	2,970	502	330	3,472	128	2003	1996
Greensboro, NC		560	5,507	920	560	6,427	234	2003	1997
Greenville, NC(3)	3,777	290	4,393	16	290	4,409	156	2003	1998
Greenville, SC		310	4,750		310	4,750	35	2004	1997
Hagerstown, MD		360	4,640		360	4,640	171	2003	1999
Haines City, FL		80	1,937	167	80	2,104	501	1999	1999
Hamden, CT		1,470	4,530		1,470	4,530	388	2002	1998
Hamilton, NJ		440	4,469		440	4,469	363	2001	1998
Hanover, IN		210	4,430		210	4,430	65	2004	2000
Hanover, MD		730	2,270	4,802	730	7,072	1,102	2001	1998
Harlingen, TX		92	2,057	127	92	2,184	553	1997	1989
Hattiesburg, MS		560	5,790		560	5,790	477	2002	1998
Henderson, NV		380	9,220	65	380	9,285	1,479	1998	1998
Henderson, NV		380	4,360	41	380	4,401	482	1999	2000
Hendersonville, NC		2,270	11,771	279	2,270	12,050	2,084	1998	1998
Hickory, NC		290	987	199	290	1,186	59	2003	1994
High Point, NC		560	4,443	758	560	5,201	187	2003	2000
High Point, NC		370	2,185	389	370	2,574	99	2003	1999
High Point, NC(3)	2,768	330	3,395	33	330	3,428	124	2003	1994
High Point, NC(3)	3,123	430	4,147	3	430	4,150	149	2003	1998
Highlands Ranch, CO		940	3,721		940	3,721	290	2002	1999
Hilton Head Island, SC		510	6,037	2,351	510	8,388	977	1998	1999
Houston, TX		550	10,751		550	10,751	2,884	1999	1999
Houston, TX		360	2,640		360	2,640	160	2002	1999
Houston, TX		360	2,640		360	2,640	158	2002	1999
Houston, TX		4,790	7,100		4,790	7,100	370	2003	1974
Hutchinson, KS		600	10,590		600	10,590	70	2004	1997
Jackson, TN		540	1,633	75	540	1,708	93	2003	1998
Jonesboro, GA		460	1,304		460	1,304	56	2003	1992
Kalispell, MT		360	3,282		360	3,282	559	1998	1998
Kenner, LA		1,100	10,036	125	1,100	10,161	2,496	1998	2000
Kirkland, WA(2)	5,186	1,880	4,320		1,880	4,320	152	2003	1996
Knoxville, TN		314	2,756	163	315	2,918	161	2002	1998
Kokomo, IN		195	3,709	1,251	195	4,960	1,115	1997	1999
Lake Havasu City, AZ		450	4,223		450	4,223	640	1998	1999
Lake Havasu City, AZ		110	2,244	136	110	2,380	397	1998	1994
Lake Wales, FL		80	1,939	169	80	2,108	502	1999	1999
Lakeland, FL		520	4,580		520	4,580	158	2003	1991
Lakewood, NY		470	8,530		470	8,530	285	2003	1999
LaPorte, IN		165	3,674	1,244	165	4,918	1,106	1998	1999
Laurel, MD		1,060	8,045	14	1,060	8,059	1,402	2002	1996
Lawton, OK		144	1,456		144	1,456	353	1995	1996
Lecanto, FL		200	6,900		200	6,900	49	2004	1986

HEALTH CARE REIT, INC.
SCHEDULE III — (Continued)

					Gross Amount at Which Carried at
		Initial Cost to Company			Close of Period
(Dollars in thousands)				Cost Capitalized
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built

Lee, MA	$0	$290	$18,135	$906	$290	$19,041	$1,393	2002	1998
Leesburg, FL		70	1,170	(88)	70	1,082	380	1999	1954
Leesburg, VA		950	7,553	54	950	7,607	1,159	2002	1993
Lenoir, NC		190	3,748	598	190	4,346	156	2003	1998
Lexington, NC		200	3,900	962	200	4,862	276	2002	1997
Litchfield, CT		660	9,652	113	660	9,765	3,072	1997	1998
Longview, TX		320	4,440		320	4,440	31	2004	1997
Louisville, KY(1)	3,572	490	7,610		490	7,610	307	2003	1997
Lubbock, TX		280	6,220		280	6,220	210	2003	1996
Manassas, VA(2)	3,947	750	7,450		750	7,450	251	2003	1996
Margate, FL		500	7,303	2,459	500	9,762	2,945	1998	1972
Marion, IN		175	3,504	898	175	4,402	1,181	1999	1999
Martinsville, NC		349			349			2003
Marysville, CA		450	4,172	44	450	4,216	470	1998	1999
Marysville, WA		620	4,780		620	4,780	150	2003	1998
Matthews, NC(3)	3,978	560	4,869	149	560	5,018	179	2003	1998
Merrillville, IN		643	7,084	476	643	7,560	2,081	1997	1999
Mesa, AZ		950	9,087		950	9,087	1,063	1999	2000
Middleburg Heights, OH		960	7,780		960	7,780	53	2004	1998
Middleton, WI		420	4,006		420	4,006	315	2001	1991
Middletown, OH		800	3,700		800	3,700	53	2004	2000
Midland, TX		400	4,930		400	4,930	34	2004	1997
Midwest City, OK		95	1,385		95	1,385	354	1996	1995
Monroe, NC		470	3,681	631	470	4,312	158	2003	2001
Monroe, NC		310	4,799	775	310	5,574	193	2003	2000
Monroe, NC(3)	3,427	450	4,021	11	450	4,032	149	2003	1997
Morehead City, NC		200	3,104	1,640	200	4,744	527	1999	1999
Morristown, TN		400	3,808	155	400	3,963	706	1998	1999
Moses Lake, WA		260	5,940		260	5,940	206	2003	1986
Naples, FL		1,716	17,306		1,716	17,306	5,810	1997	1999
Newark, DE		560	21,220		560	21,220	138	2004	1998
Newark, OH		410	5,711	300	410	6,011	1,336	1998	1987
Newburyport, MA		960	8,290		960	8,290	556	2002	1999
Norman, OK		55	1,484		55	1,484	431	1995	1995
North Augusta, SC		332	2,558		332	2,558	422	1999	1998
North Miami Beach, FL		300	5,709	2,006	300	7,715	2,149	1998	1987
North Oklahoma City, OK		87	1,508		87	1,508	346	1996	1996
Oak Ridge, TN		450	4,066	155	450	4,221	746	1998	1999
Ocean Shores, WA		770	1,390		770	1,390	11	2004	1996
Ogden, UT		360	6,700		360	6,700	46	2004	1998
Oklahoma City, OK		130	1,350		130	1,350	335	1995	1996
Oklahoma City, OK		220	2,943		220	2,943	413	1999	1999
Ontario, OR		90	2,110		90	2,110	72	2003	1985
Orange City, FL		80	2,239	269	80	2,508	638	1999	1998
Orlando, FL		1,390	4,630		1,390	4,630	38	2004	1973
Ossining, NY		1,510	9,490		1,510	9,490	688	2002	1967
Owasso, OK		215	1,380		215	1,380	320	1996	1996
Palestine, TX		173	1,410		173	1,410	330	1996	1996
Parkville, MD		730	8,770	2,873	730	11,643	1,980	1997	1999
Paso Robles, CA		1,770	8,630		1,770	8,630	674	2002	1998
Phoenix, AZ		1,000	6,500		1,000	6,500	230	2003	1999
Pinehurst, NC		290	2,690	464	290	3,154	119	2003	1998
Piqua, OH		204	1,885		204	1,885	356	1997	1997
Pocatello, ID		470	1,930		470	1,930	74	2003	1991
Ponca City, OK		114	1,536		114	1,536	395	1995	1995
Portland, OR		628	3,585	232	628	3,817	573	1998	1999
Quincy, MA	14,555	2,690	15,410		2,690	15,410		2004	1999
Reidsville, NC		170	3,830	835	170	4,665	269	2002	1998
Reno, NV		1,060	11,440		1,060	11,440	77	2004	1998
Ridgeland, MS(2)	5,013	520	7,680		520	7,680	259	2003	1997
Rocky Hill, CT		1,460	7,040		1,460	7,040	546	2002	1998

HEALTH CARE REIT, INC.
SCHEDULE III — (Continued)

					Gross Amount at Which Carried at
		Initial Cost to Company			Close of Period
(Dollars in thousands)				Cost Capitalized
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built

Rocky Hill, CT(1)	$4,927	$1,090	$6,710	$0	$1,090	$6,710	$273	2003	1996
Roswell, GA		1,107	9,627		1,107	9,627	2,742	1997	1999
Roswell, GA		620	2,200	184	620	2,384	175	2002	1997
Salem, OR		449	5,172		449	5,172	842	1999	1998
Salisbury, NC(3)	3,713	370	5,697	49	370	5,746	203	2003	1997
Salt Lake City, UT		1,060	6,142		1,060	6,142	664	1999	1986
San Angelo, TX		260	8,800		260	8,800	58	2004	1997
San Juan Capistrano, CA		1,390	6,942		1,390	6,942	613	2000	2001
Sarasota, FL		475	3,175		475	3,175	827	1996	1995
Sarasota, FL		1,190	4,810		1,190	4,810	175	2003	1988
Seven Fields, PA		484	4,663		484	4,663	769	1999	1999
Shawnee, OK		80	1,400		80	1,400	355	1996	1995
Shelbyville, IN		165	3,497	1,139	165	4,636	1,276	1998	1999
Smithfield, NC(3)	3,705	290	5,777	42	290	5,819	203	2003	1998
Statesville, NC		150	1,447	247	150	1,694	64	2003	1990
Statesville, NC(3)	2,991	310	6,183	28	310	6,211	212	2003	1996
Statesville, NC(3)	2,603	140	3,798	20	140	3,818	131	2003	1999
Staunton, VA		140	8,360		140	8,360	293	2003	1999
Stillwater, OK		80	1,400		80	1,400	357	1995	1995
Sunrise, FL		1,480	15,950		1,480	15,950	112	2004	1988
Terre Haute, IN		175	3,499	1,712	175	5,211	1,121	1999	1999
Tewksbury, MA		1,520	5,480		1,520	5,480	180	2003	1989
Texarkana, TX		192	1,403		192	1,403	325	1996	1996
Troy, OH		200	2,000		200	2,000	422	1997	1997
Tucson, AZ	3,500		1,373	16,021	635	16,759	1,907	2002
Twin Falls, ID		550	14,740		550	14,740	837	2002	1991
Urbana, IL		670	6,780		670	6,780	551	2002	1998
Vacaville, CA		900	6,329		900	6,329	249	2002	2003
Valparaiso, IN		112	2,558		112	2,558	248	2001	1998
Valparaiso, IN		108	2,962		108	2,962	281	2001	1999
Vero Beach, FL		263	3,187		263	3,187	300	2001	1999
Vero Beach, FL		297	3,263		297	3,263	310	2001	1996
Vincennes, IN		118	2,893	673	118	3,566	826	1998	1985
W. Hartford, CT		2,650	5,980		2,650	5,980	127	2004	1905
Waco, TX		180	4,500		180	4,500	33	2004	1997
Wake Forest, NC		200	3,003	1,737	200	4,740	603	1998	1999
Waldorf, MD		620	8,380	2,819	620	11,199	1,886	1997	1998
Walterboro, SC		150	1,838	187	150	2,025	413	1999	1992
Waterford, CT		1,360	12,540		1,360	12,540	895	2002	2000
Waxahachie, TX		154	1,429		154	1,429	333	1996	1996
Westerville, OH		740	8,287	2,638	740	10,925	1,986	1998	2001
Wichita Falls, TX		470	3,010		470	3,010	23	2004	1997
Williamsburg, VA		374			374			2003
Wilmington, NC		210	2,991		210	2,991	482	1999	1999
Winston-Salem, NC		360	2,514	448	360	2,962	108	2003	1996

Total Assisted Living Facilities:	113,295	124,808	1,110,615	79,092	125,298	1,189,217	131,187
Skilled Nursing Facilities:
Agawam, MA		880	16,112	2,111	880	18,223	1,030	2002	1993
Baytown, TX		450	6,150		450	6,150	413	2002	2000
Beachwood, OH	19,439	1,260	23,478		1,260	23,478	1,959	2001	1990
Birmingham, AL		390	4,902		390	4,902	232	2003	1977
Birmingham, AL		340	5,734		340	5,734	234	2003	1974
Boise, ID		810	5,401		810	5,401	1,181	1998	1966
Boise, ID		600	7,383		600	7,383	1,427	1998	1997
Boynton Beach, FL		980	8,112		980	8,112	116	2004	1999
Braintree, MA		170	7,157	1,181	170	8,338	2,850	1997	1968
Brandon, MS		115	9,549		115	9,549	429	2003	1963
Bridgewater, NJ		1,850	3,050		1,850	3,050	10	2004	1970
Broadview Heights, OH	9,162	920	12,400		920	12,400	1,037	2001	1984

HEALTH CARE REIT, INC.
SCHEDULE III — (Continued)

					Gross Amount at Which Carried at
		Initial Cost to Company			Close of Period
(Dollars in thousands)				Cost Capitalized
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built

Bunnell, FL	$0	$260	$7,118	$0	$260	$7,118	$107	2004	1985
Butler, AL		90	3,510		90	3,510	49	2004	1960
Byrdstown, TN			2,414			2,414	121	2004	1982
Canton, MA		820	8,201	250	820	8,451	579	2002	1993
Centerville, MA		1,490	9,650		1,490	9,650	22	2004	1982
Cheswick, PA		384	6,041	1,293	384	7,334	1,384	1998	1933
Clearwater, FL		160	7,218		160	7,218	99	2004	1961
Cleveland, MS			1,850			1,850	277	2003	1977
Cleveland, TN		350	5,000	122	350	5,122	463	2001	1987
Coeur d’Alene, ID		600	7,878		600	7,878	1,508	1998	1996
Columbia, TN		590	3,787		590	3,787	166	2003	1974
Dade City, FL		250	7,150		250	7,150	85	2004	1975
Daytona Beach, FL		470	5,930		470	5,930	77	2004	1986
Daytona Beach, FL		490	5,710		490	5,710	77	2004	1961
DeBary, FL		440	7,460		440	7,460	89	2004	1965
Dedham, MA		1,790	12,936		1,790	12,936	1,005	2002	1996
DeLand, FL		220	7,080		220	7,080	85	2004	1967
Denton, MD		390	4,010		390	4,010	252	2003	1982
Douglasville, GA		1,350	7,471		1,350	7,471	356	2003	1975
Easton, PA		285	6,315		285	6,315	2,464	1993	1959
Eight Mile, AL		410	6,110		410	6,110	303	2003	1973
Elizabethton, TN		310	4,604	336	310	4,940	506	2001	1980
Erin, TN		440	8,060	134	440	8,194	713	2001	1981
Eugene, OR		300	5,316		300	5,316	1,104	1998	1972
Fairfield, AL		530	9,134		530	9,134	412	2003	1965
Fall River, MA		620	5,829	4,847	620	10,676	1,735	1996	1973
Falmouth, MA		670	3,145	97	670	3,242	832	1999	1966
Florence, AL		320	3,975		320	3,975	212	2003	1972
Fort Myers, FL		636	6,026		636	6,026	1,574	1998	1984
Gardnerville, NV		182	1,718		182	1,718	477	2004	2004
Granite City, IL		610	7,143	842	610	7,985	1,629	1998	1973
Granite City, IL		400	4,303	707	400	5,010	946	1999	1964
Greeneville, TN		400	8,290		400	8,290	181	2004	1979
Hardin, IL		50	5,350	135	50	5,485	669	2002	1996
Harriman, TN		590	8,060	158	590	8,218	761	2001	1972
Herculaneum, MO		127	10,373	393	127	10,766	1,258	2002	1984
Hilliard, FL		150	6,990		150	6,990	1,236	1999	1990
Houston, TX		630	5,970	750	630	6,720	419	2002	1995
Indianapolis, IN		75	925		75	925	4	2004	1942
Jackson, MS		410	1,814		410	1,814	100	2003	1968
Jackson, MS			4,400			4,400	660	2003	1980
Jackson, MS			2,150			2,150	323	2003	1970
Jamestown, TN			6,707			6,707	335	2004	1966
Jefferson City, MO		370	6,730	301	370	7,031	814	2002	1982
Jonesboro, GA		840	1,921		840	1,921	112	2003	1992
Kent, OH		215	3,367		215	3,367	1,147	1989	1983
Kissimmee, FL		230	3,854		230	3,854	55	2004	1972
LaBelle, FL		60	4,946		60	4,946	76	2004	1985
Lake Placid, FL		150	12,850		150	12,850	157	2004	1984
Lakeland, FL		696	4,843		696	4,843	1,279	1998	1984
Littleton, MA		1,240	2,910		1,240	2,910	235	1996	1975
Longwood, FL		480	7,520		480	7,520	91	2004	1980
Louisville, KY		430	7,135	163	430	7,298	632	2002	1974
Louisville, KY		350	4,675	109	350	4,784	424	2002	1975
Lowell, MA		370	7,450		370	7,450	17	2004	1977
McComb, MS		120	5,786		120	5,786	254	2003	1973
Memphis, TN		970	4,246		970	4,246	217	2003	1981
Memphis, TN		480	5,656		480	5,656	267	2003	1982
Memphis, TN		940	5,963		940	5,963	149	2004	1951
Midwest City, OK		470	5,673		470	5,673	1,173	1998	1958
Millbury, MA		930	4,570		930	4,570	117	2004	1972

HEALTH CARE REIT, INC.
SCHEDULE III — (Continued)

					Gross Amount at Which Carried at
		Initial Cost to Company			Close of Period
(Dollars in thousands)				Cost Capitalized
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built

Mobile, AL	$0	$440	$3,625	$0	$440	$3,625	$187	2003	1982
Monteagle, TN		310	3,318		310	3,318	135	2003	1980
Monterey, TN			4,195			4,195	210	2004	1977
Monticello, FL		140	4,471		140	4,471	71	2004	1986
Morgantown, KY		380	3,705		380	3,705	143	2003	1965
Moss Point, MS		120	7,280		120	7,280	90	2004	1933
Mountain City, TN		220	5,896	660	220	6,556	840	2001	1976
Naples, FL		550	5,450		550	5,450	14	2004	1968
Needham, MA		1,610	13,715	342	1,610	14,057	1,100	2002	1994
New Haven, IN		176	3,524		176	3,524	11	2004	1981
New Port Richey, FL		624	7,307		624	7,307	1,893	1998	1984
North Easton, MA		1,600	1,900		1,600	1,900	4	2004	1970
North Miami, FL		430	3,918		430	3,918	76	2004	1968
North Miami, FL		440	4,830		440	4,830	76	2004	1963
Norwalk, CT		410	2,118		410	2,118	6	2004	1971
Ormond Beach, FL			2,739	73		2,812	370	2002	1983
Panama City, FL		300	9,200		300	9,200	113	2004	1992
Payson, AZ		180	3,988		180	3,988	877	1998	1985
Pigeon Forge, TN		320	4,180	117	320	4,297	415	2001	1986
Pleasant Grove, AL		480	4,429		480	4,429	227	2003	1964
Plymouth, MA		440	6,220		440	6,220	14	2004	1968
Port St. Joe, FL		370	2,055		370	2,055	74	2004	1982
Prospect, CT		820	1,441		820	1,441	4	2004	1970
Pueblo, CO		370	6,051		370	6,051	1,302	1998	1989
Quincy, FL		200	5,333		200	5,333	85	2004	1983
Quitman, MS		60	10,340		60	10,340	121	2004	1976
Rheems, PA		200	1,575		200	1,575	56	2003	1996
Richmond, VA		1,211	2,889		1,211	2,889	202	2003	1995
Ridgely, TN		300	5,700	97	300	5,797	517	2001	1990
Rochdale, MA		675	11,847	1,397	675	13,244	764	2002	1995
Rockledge, FL		360	4,117		360	4,117	527	2001	1970
Rockwood, TN		500	7,116	742	500	7,858	766	2001	1979
Rogersville, TN		350	3,278		350	3,278	134	2003	1979
Royal Palm Beach, FL		980	8,320		980	8,320	104	2004	1985
Ruleville, MS			50			50	7	2003	1978
San Antonio, TX		560	7,315		560	7,315	496	2002	2000
Sandwich, MA		1,140	11,190		1,140	11,190	25	2004	1987
Santa Rosa, CA		1,460	3,880	63	1,460	3,943	1,290	1998	1968
Sarasota, FL		560	8,474		560	8,474	1,177	1999	2000
Sarasota, FL		600	3,400		600	3,400	10	2004	1982
Shelby, MS		60	5,340		60	5,340	64	2004	1979
South Boston, MA		385	2,002	5,211	385	7,213	1,237	1995	1961
South Pittsburg, TN		430	5,628		430	5,628	133	2004	1979
Southbridge, MA		890	8,110		890	8,110	196	2004	1976
Spring City, TN		420	6,085	2,579	420	8,664	758	2001	1987
St. Louis, MO		750	6,030		750	6,030	392	1995	1994
Starke, FL		120	10,180		120	10,180	124	2004	1990
Stuart, FL		390	8,110		390	8,110	98	2004	1985
Swanton, OH		330	6,370		330	6,370	15	2004	1950
Tampa, FL		830	6,370		830	6,370	95	2004	1968
Torrington, CT		360	1,261		360	1,261	4	2004	1966
Troy, OH		470	16,730		470	16,730	39	2004	1971
Tupelo, MS		740	4,092		740	4,092	205	2003	1980
Venice, FL		500	6,000		500	6,000	15	2004	1987
Vero Beach, FL		660	9,040	1,461	660	10,501	2,541	1998	1984
Wareham, MA		875	10,313	1,695	875	12,008	717	2002	1989
Webster, MA		234	3,580	712	500	4,026	954	1995	1986
Webster, MA		336	5,922	(271)	70	5,917	1,382	1995	1982
Webster, TX		360	5,940		360	5,940	401	2002	2000
West Haven, CT		580	1,620		580	1,620	4	2004	1971
West Palm Beach, FL		696	8,037		696	8,037	2,215	1998	1984

HEALTH CARE REIT, INC.
SCHEDULE III — (Continued)

					Gross Amount at Which Carried at
		Initial Cost to Company			Close of Period
(Dollars in thousands)				Cost Capitalized
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built

Westlake, OH	$15,601	$1,320	$17,936	$0	$1,320	$17,936	$1,520	2001	1984
Westlake, OH		571	5,411		571	5,411	1,121	1998	1957
Westmoreland, TN	2,198	330	1,822	2,634	330	4,456	395	2001	1994
White Hall, IL		50	5,550	670	50	6,220	705	2002	1971
Woodbridge, VA		680	4,423		680	4,423	313	2002	1977
Worcester, MA		1,053	2,265	268	1,053	2,533	676	1997	1961
Worcester, MA		1,100	5,400		1,100	5,400	134	2004	1962

Total Skilled Nursing Facilities:	46,400	71,801	852,590	32,379	71,801	884,969	74,774
Specialty Care Facilities:
Braintree, MA		350	9,304	4,370	350	13,674	2,554	1998	1918
Chicago, IL		3,650	7,505	6,991	3,650	14,496	1,138	2002	1979
Clearwater, FL		950		29	979			1997	1975
New Albany, OH		3,020	27,445		3,020	27,445	1,596	2002	2003
Springfield, MA		2,100	14,978	7,822	2,100	22,800	3,845	1996	1952
Stoughton, MA		975	20,021	3,705	975	23,726	4,442	1996	1958

Total Specialty Care Facilities	0	11,045	79,253	22,917	11,074	102,141	13,575
Construction in Progress			25,463			25,463

Total Investment in Real Property Owned	$159,695	$207,654	$2,067,921	$134,388	$208,173	$2,201,790	$219,536

(1)	In June 2003, three wholly-owned subsidiaries of the Company completed the acquisitions of three assisted living facilities from Emeritus Corporation. The properties were subject to existing mortgage debt of $13,981,000. The three wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(2)	In September 2003, four wholly-owned subsidiaries of the Company completed the acquisitions of four assisted living facilities from Emeritus Corporation. The properties were subject to existing mortgage debt of $24,291,000. The four wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(3)	In September 2003, 17 wholly-owned subsidiaries of the Company completed the acquisitions of 17 assisted living facilities from Southern Assisted Living, Inc. The properties were subject to existing mortgage debt of $59,471,000. The 17 wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

HEALTH CARE REIT, INC.
SCHEDULE III — (Continued)

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Investment in real estate:
Balance at beginning of year	$1,893,977	$1,420,397	$1,037,395
Additions:
Acquisitions	504,336	346,643	352,424
Improvements	33,538	64,878	57,282
Conversions from loans receivable	8,500	12,433	33,972
Other(1)	14,555	127,743	2,248

Total additions	560,929	551,697	445,926
Deductions:
Cost of real estate sold	(44,629)	(75,325)	(60,626)
Impairment of assets	(314)	(2,792)	(2,298)

Total deductions	(44,943)	(78,117)	(62,924)

Balance at end of year(2)	$2,409,963	$1,893,977	$1,420,397

Accumulated depreciation:
Balance at beginning of year	$152,440	$113,579	$80,544
Additions:
Depreciation expense	74,015	52,870	40,350
Deductions:
Sale of properties	(6,919)	(14,009)	(7,315)

Balance at end of year	$219,536	$152,440	$113,579

(1)	Represents assumed mortgages.

(2)	The aggregate cost for tax purposes for real property equals $2,411,323,000 at December 31, 2004.

HEALTH CARE REIT, INC.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2004

					(In thousands)

							Principal Amount
							of Loans Subject
		Final				Carrying	to Delinquent
	Interest	Maturity	Periodic Payment	Prior	Face Amount	Amount of	Principal or
Description	Rate	Date	Terms	Liens	of Mortgages	Mortgages	Interest

Sun Valley, CA (Specialty care facility)	7.10%	05/01/08	Monthly Payments $111,233		$18,800	$18,800	None
Lauderhill, FL (Skilled nursing facility)	11.05%	09/01/12	Monthly Payments $124,934		12,700	12,668	None
Oklahoma City, OK (Skilled nursing facility)	10.48%	07/01/06	Monthly Payments $106,582		12,204	12,204	None
Chicago, IL (Specialty care facility)	15.21%	12/31/06	Monthly Payments $209,479		11,900	11,793	None
Six skilled nursing facilities in Illinois and Missouri	5.75%	06/30/18	Monthly Payments $52,700		11,000	11,000	None
Eight skilled nursing facilities and three assisted living facilities in Florida, Tennessee and Kentucky	12.93%	02/01/07	Monthly Payments $80,100		8,702	7,434	None
Bala, PA (Skilled nursing facility)	10.50%	07/01/08	Monthly Payments $62,516		7,400	7,145	None
Five skilled nursing facilities in Texas	14.06%	03/31/07	Monthly Payments $68,500		12,198	7,051	None
Owensboro, KY (Skilled nursing facility)	10.90%	08/01/18	Monthly Payments $56,182		7,000	5,921	None
Six assisted living facilities in Maryland and Virginia	11.41%	07/01/07	Monthly Payments $53,865		5,000	5,245	None
Carrollton, GA (Assisted living facility)	9.00%	09/01/09	Monthly Payments $37,487		4,998	4,998	None
Nine assisted living facilities in Indiana	8.11%	01/01/17	Monthly Payments $31,622		7,600	4,679	None
25 mortgage loans relating to 31 skilled nursing facilities, 28 assisted living facilities and 5 specialty care facilities	From 1.98% to 15.21%	From 01/01/05 to 04/01/16	Monthly Payments from $406 to $212,425		59,543	46,328	None

Totals					$179,045	$155,266	$0

HEALTH CARE REIT, INC.
SCHEDULE IV — (Continued)

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Reconciliation of mortgage loans:
Balance at beginning of year	$164,139	$179,761	$212,543
Additions:
New mortgage loans	30,057	48,117	85,006

	194,196	227,878	297,549
Deductions:
Collections of principal(1)	20,197	47,971	70,104
Conversions to real property	8,500	10,133	33,972
Charge-offs			2,554
Other(2)	10,233	5,635	11,158

Balance at end of year	$155,266	$164,139	$179,761

(1)	Includes collection of negative principal amortization.

(2)	Includes mortgage loans that were reclassified to working capital loans during the periods indicated.

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.2	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.3	Certificate of Designations, Preferences and Rights of Series C Cumulative Convertible Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.4	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.5	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003, and incorporated herein by reference thereto).
3.6	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/ A filed July 8, 2003, and incorporated herein by reference thereto).
3.7	Certificate of Designation of 6% Series E Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 1, 2003, and incorporated herein by reference thereto).
3.8	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004, and incorporated herein by reference thereto).
3.9	Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed September 8, 2004, and incorporated herein by reference thereto).
4.1	The Company, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument that defines the rights of holders of long-term debt of the Company and authorizes a total amount of securities not in excess of 10% of the total assets of the Company.
4.2	Indenture dated as of April 17, 1997 between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.3	First Supplemental Indenture, dated as of April 17, 1997, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.4	Second Supplemental Indenture, dated as of March 13, 1998, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 11, 1998, and incorporated herein by reference thereto).
4.5	Third Supplemental Indenture, dated as of March 18, 1999, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 17, 1999, and incorporated herein by reference thereto).
4.6	Fourth Supplemental Indenture, dated as of August 10, 2001, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed August 9, 2001, and incorporated herein by reference thereto).
4.7	Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).

4.8	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.9	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.10	Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.11	Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003, and incorporated herein by reference thereto).
4.12	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.13	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.14	Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003, and incorporated herein by reference thereto).
4.15	Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004, and incorporated herein by reference thereto).
4.16	Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936).filed November 21, 2001, and incorporated herein by reference thereto).
4.17	Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936).filed November 21, 2001, and incorporated herein by reference thereto).
10.1	Amended and Restated Loan Agreement, dated August 23, 2002, by and among Health Care REIT, Inc. and its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Warburg LLC, as documentation agent (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed August 30, 2002, and incorporated herein by reference thereto).
10.2	Amendment No. 1, dated May 15, 2003, to Amended and Restated Loan Agreement, dated August 23, 2002, by and among Health Care REIT, Inc. and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Warburg LLC, as documentation agent (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed June 13, 2003, and incorporated herein by reference thereto).

10.3	Amendment No. 2, dated August 26, 2003, to Amended and Restated Loan Agreement, dated August 23, 2002, by and among Health Care REIT, Inc. and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, as documentation agent (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
10.4	Amendment No. 3, dated December 19, 2003, to Amended and Restated Loan Agreement, dated August 23, 2002, by and among Health Care REIT, Inc. and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, as documentation agent (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).
10.5	Supplement, dated January 30, 2004, to Amended and Restated Loan Agreement, dated August 23, 2002, by and among Health Care REIT, Inc. and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, as documentation agent (filed with the Commission as Exhibit 10.5 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).
10.6	Credit Agreement by and among Health Care REIT, Inc. and certain of its subsidiaries, First Federal Bank of the Midwest, Mercantile-Safe Deposit and Trust Company and Fifth Third Bank, dated as of May 28, 2004 (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.7	ISDA Master Agreement and Schedule dated as of May 6, 2004 by and between Bank of America, N.A. and Health Care REIT, Inc. (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.8	Interest Rate Swap Confirmation dated May 10, 2004 between Health Care REIT, Inc. and Bank of America, N.A. (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.9	Interest Rate Swap Confirmation dated May 6, 2004 between Health Care REIT, Inc. and Deutsche Bank AG (filed with the Commission as Exhibit 10.5 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.10	Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.11	The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995, and incorporated herein by reference thereto).*
10.12	First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771).filed November 21, 1997, and incorporated herein by reference thereto).*
10.13	Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916).filed November 21, 2001, and incorporated herein by reference thereto).*
10.14	Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.15	Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.16	First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*

10.17	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan.*
10.18	Form of Restricted Stock Agreement for Executive Officers under the 1995 Stock Incentive Plan.*
10.19	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/ A filed October 27, 2004, and incorporated herein by reference thereto).*
10.20	Form of Restricted Stock Agreement under the Stock Plan for Non-Employee Directors.*
10.21	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and George L. Chapman (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.22	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Raymond W. Braun (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.23	Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.24	Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Scott A. Estes (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.25	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Erin C. Ibele (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.26	Employment Agreement, effective July 1, 2004, by and between Health Care REIT, Inc. and Jeffrey H. Miller (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).*
10.27	Health Care REIT, Inc. Supplemental Executive Retirement Plan, effective as of January 1, 2001 (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.28	Health Care REIT, Inc. Executive Loan Program, effective as of August 1999 (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.29	Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005, and incorporated herein by reference thereto).*
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Business Conduct and Ethics (filed with the Commission as Exhibit 14 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP, independent registered public accounting firm.
24	Powers of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

* Management Contract or Compensatory Plan or Arrangement.