Form 10-Q
period 2005-03-31
HEALTH CARE REIT INC /DE/
filed 2005-05-10
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Yes ☑ No ☐

     As of April 30, 2005, the registrant had 53,483,623 shares of common stock outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - March 31, 2005 and December 31, 2004	3

Consolidated Statements of Income - Three months ended March 31, 2005 and 2004	4

Consolidated Statements of Stockholders’ Equity – Three months ended March 31, 2005 and 2004	5

Consolidated Statements of Cash Flows – Three months ended March 31, 2005 and 2004	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	28

SIGNATURES	28
Exhibit 12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	March 31	December 31
	2005	2004
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned
Land	$210,014	$208,173
Buildings & improvements	2,217,871	2,176,327
Construction in progress	26,699	25,463

	2,454,584	2,409,963
Less accumulated depreciation	(236,950)	(219,536)

Total real property owned	2,217,634	2,190,427

Loans receivable
Real property loans	218,202	213,067
Subdebt investments	23,308	43,739

	241,510	256,806
Less allowance for losses on loans receivable	(5,561)	(5,261)

	235,949	251,545

Net real estate investments	2,453,583	2,441,972

Other assets:
Equity investments	3,298	3,298
Deferred loan expenses	6,419	6,958
Cash and cash equivalents	17,429	19,763
Receivables and other assets	79,633	77,652

	106,779	107,671

Total assets	$2,560,362	$2,549,643

Liabilities and stockholders’ equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$163,500	$151,000
Senior unsecured notes	875,000	875,000
Secured debt	169,506	160,225
Accrued expenses and other liabilities	17,951	28,139

Total liabilities	1,225,957	1,214,364

Stockholders’ equity:
Preferred stock	283,751	283,751
Common stock	53,314	52,860
Capital in excess of par value	1,152,670	1,139,723
Treasury stock	(1,766)	(1,286)
Cumulative net income	769,056	745,817
Cumulative dividends	(922,241)	(884,890)
Accumulated other comprehensive income	1	1
Other equity	(380)	(697)

Total stockholders’ equity	1,334,405	1,335,279

Total liabilities and stockholders’ equity	$2,560,362	$2,549,643

NOTE: The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31
	2005	2004
	(In thousands, except per share data)
Revenues:
Rental income	$61,974	$53,219
Interest income	4,983	5,713
Transaction fees and other income	1,422	713

	68,379	59,645

Expenses:
Interest expense	19,601	18,148
Provision for depreciation	20,298	16,534
General and administrative	4,017	3,159
Loan expense	863	891
Provision for loan losses	300	300

	45,079	39,032

Income from continuing operations	23,300	20,613

Discontinued operations:
Net gain (loss) on sales of properties	(110)
Income (loss) from discontinued operations, net	49	312

	(61)	312

Net income	23,239	20,925

Preferred stock dividends	5,436	2,270

Net income available to common stockholders	$17,803	$18,655

Average number of common shares outstanding:
Basic	52,963	50,580
Diluted	53,454	51,358

Earnings per share:
Basic:
Income from continuing operations available to common stockholders	$0.34	$0.36
Discontinued operations, net		0.01

Net income available to common stockholders	$0.34	$0.37

Diluted:
Income from continuing operations available to common stockholders	$0.33	$0.35
Discontinued operations, net		0.01

Net income available to common stockholders	$0.33	$0.36

Dividends declared and paid per common share	$0.60	$0.585

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended March 31, 2005
							Accumulated
			Capital In				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands)
Balances at beginning of period	$283,751	$52,860	$1,139,723	$(1,286)	$745,817	$(884,890)	$1	$(697)	$1,335,279
Comprehensive income:
Net income					23,239				23,239
Other comprehensive income:
Unrealized gain (loss) on equity investments									0

Total comprehensive income									23,239

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		454	12,947	(480)					12,921
Restricted stock amortization								184	184
Compensation expense related to stock options								133	133
Cash dividends paid:
Common stock-$0.60 per share						(31,915)			(31,915)
Preferred stock, Series D-$0.492 per share						(1,969)			(1,969)
Preferred stock, Series E-$0.375 per share						(131)			(131)
Preferred stock, Series F-$0.477 per share						(3,336)			(3,336)

Balances at end of period	$283,751	$53,314	$1,152,670	$(1,766)	$769,056	$(922,241)	$1	$(380)	$1,334,405

	Three Months Ended March 31, 2004
							Accumulated
			Capital In				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands)
Balances at beginning of period	$120,761	$50,298	$1,069,887	$(523)	$660,446	$(749,166)	$1	$(2,025)	$1,149,679
Comprehensive income:
Net income					20,925				20,925
Other comprehensive income:
Unrealized gain (loss) on equity investments									0

Total comprehensive income									20,925

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		718	20,914	(327)					21,305
Conversion of preferred stock	(1,130)	35	1,095						0
Restricted stock amortization								239	239
Compensation expense related to stock options								95	95
Cash dividends paid:
Common stock-$0.585 per share						(29,610)			(29,610)
Preferred stock, Series D-$0.492 per share						(1,969)			(1,969)
Preferred stock, Series E-$0.375 per share						(301)			(301)

Balances at end of period	$119,631	$51,051	$1,091,896	$(850)	$681,371	$(781,046)	$1	$(1,691)	$1,160,363

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31
	2005	2004
	(In thousands)
Operating activities
Net income	$23,239	$20,925
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for depreciation	20,396	17,134
Amortization	1,042	1,118
Provision for loan losses	300	300
Rental income in excess of cash received	(2,855)	(6,664)
(Gain) loss on sales of properties	110
Increase (decrease) in accrued expenses and other liabilities	(7,871)	(6,525)
Decrease (increase) in receivables and other assets	(1,901)	(3,338)

Net cash provided from (used in) operating activities	32,460	22,950

Investing activities
Investment in real property	(35,382)	(85,390)
Investment in loans receivable and subdebt investments	(14,113)	(8,571)
Principal collected on loans receivable and subdebt investments	23,412	3,698
Proceeds from sales of properties	9,188
Other	60	703

Net cash provided from (used in) investing activities	(16,835)	(89,560)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	12,500
Principal payments on secured debt	(6,323)	(568)
Net proceeds from the issuance of common stock	13,401	21,632
Decrease (increase) in deferred loan expense	(186)	(7)
Cash distributions to stockholders	(37,351)	(31,880)

Net cash provided from (used in) financing activities	(17,959)	(10,823)

Increase (decrease) in cash and cash equivalents	(2,334)	(77,433)
Cash and cash equivalents at beginning of period	19,763	124,496

Cash and cash equivalents at end of period	$17,429	$47,063

Supplemental cash flow information-interest paid	$26,817	$25,187

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily an indication of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B – Real Estate Investments

     During the three months ended March 31, 2005, we invested $35,382,000 in real property (including $1,001,000 of advances for construction in progress) and provided loan financings of $14,113,000. As of March 31, 2005, we had approximately $5,027,000 in unfunded construction commitments. Also during the three months ended March 31, 2005, we sold real property generating $9,188,000 of net proceeds and collected $2,981,000 and $20,431,000 as repayment of principal on loans receivable and subdebt investments, respectively.

NOTE C – Equity Investments

     Equity investments, which consist of investments in private and public companies over which we do not have the ability to exercise influence, are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. For investments in public companies that have readily determinable fair market values, we classify our equity investments as available-for-sale and, accordingly, record these investments at their fair market values with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity. These investments represent a minimal ownership interest in these companies.

NOTE D – Distributions Paid to Common Stockholders

     On February 22, 2005, we paid a dividend of $0.60 per share to stockholders of record on January 31, 2005. This dividend related to the period from October 1, 2004 through December 31, 2004.

NOTE E – Derivative Instruments

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates.

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

     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement No. 133, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At March 31, 2005, the Swaps were reported at their fair value as a $1,890,000 other asset. For the three months ended March 31, 2005, we generated $410,000 of savings related to the Swaps that was recorded as a reduction in interest expense. We had no interest rate swap agreements outstanding at March 31, 2004.

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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – Discontinued Operations

     During the three months ended March 31, 2005, we sold one assisted living facility and one parcel of land with carrying values of $9,298,000 for a net loss of $110,000. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the income and expenses attributable to all properties sold subsequent to January 1, 2002 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended
	March 31
	2005	2004
Revenues:
Rental income	$191	$1,316

Expenses:
Interest expense	44	404
Provision for depreciation	98	600

Income (loss) from discontinued operations, net	$49	$312

NOTE G – Contingent Liabilities

     We guaranteed the payment of industrial revenue bonds for one assisted living facility, in the event that the owner defaulted upon its obligations. In consideration for this guaranty, we received and recognized fees annually related to this arrangement. At March 31, 2005, we were contingently liable for $3,195,000 under this guaranty. This guaranty expired on April 29, 2005.

     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At March 31, 2005, our obligation under the letter of credit was $2,450,000.

     As of March 31, 2005, we had approximately $5,027,000 of unfunded construction commitments.

NOTE H – Accumulated Other Comprehensive Income

     Accumulated other comprehensive income includes unrealized gains or losses on our equity investments. This item is included as a component of stockholders’ equity. We did not recognize any comprehensive income for the three months ended March 31, 2005 or 2004.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31
	2005	2004
Numerator for basic and diluted earnings per share — net income available to common stockholders	$17,803	$18,655

Denominator for basic earnings per share — weighted average shares	52,963	50,580

Effect of dilutive securities:
Employee stock options	270	547
Non-vested restricted shares	221	231

Dilutive potential common shares	491	778

Denominator for diluted earnings per share — adjusted weighted average shares	53,454	51,358

Basic earnings per share	$0.34	$0.37

Diluted earnings per share	$0.33	$0.36

     The diluted earnings per share calculation excludes the dilutive effect of 173,000 options for the three months ended March 31, 2005 because the exercise prices were greater than the average market price. The diluted earnings per share calculation does not exclude the dilutive effect of any options for the three months ended March 31, 2004 because the exercise prices were not greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock was not included in these calculations as the effect of the conversion was anti-dilutive for the periods presented.

NOTE J – Other Equity

     Other equity consists of the following (in thousands):

	March 31	December 31
	2005	2004
Accumulated compensation expense related to stock options	$685	$552
Unamortized restricted stock	(1,065)	(1,249)

	$(380)	$(697)

     Unamortized restricted stock represents the unamortized value of restricted stock granted to employees and directors prior to January 1, 2003. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $184,000 for the three months ended March 31, 2005 and $239,000 for the same period in 2004.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, that we are required to adopt for fiscal years beginning after December 15, 2002, with transition provisions for certain matters. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we commenced recognizing compensation expense in accordance with Statement No. 123, as amended, on a prospective basis. Accumulated option compensation expense represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $133,000 for the three months ended March 31, 2005 and $95,000 for the same period in 2004.

     The following table illustrates the effect on net income available to common stockholders for the periods presented if we had applied the fair value recognition provisions of Statement No. 123, as amended, to stock-based compensation for options granted since 1995 but prior to adoption at January 1, 2003 (in thousands, except per share data):

	Three Months Ended
	March 31
	2005	2004
Numerator:
Net income available to common stockholders — as reported	$17,803	$18,655

Deduct: Stock based employee compensation expense determined under fair value based method for all awards	45	76

Net income available to common stockholders — pro forma	$17,758	$18,579

Denominator:
Basic weighted average shares — as reported and pro forma	52,963	50,580

Effect of dilutive securities:
Employee stock options — pro forma	260	530
Non-vested restricted shares	221	231

Dilutive potential common shares	481	761

Diluted weighted average shares — pro forma	53,444	51,341

Net income available to common stockholders per share — as reported
Basic	$0.34	$0.37
Diluted	0.33	0.36

Net income available to common stockholders per share — pro forma
Basic	$0.34	$0.37
Diluted	0.33	0.36

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K – New Accounting Policies

     We adopted the fair value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, we use the Black-Scholes-Merton option pricing model to estimate the value of stock option grants and expect to continue to use this acceptable option valuation model upon the required adoption of Statement No. 123(R) on January 1, 2006. Because Statement No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date of Statement No. 123(R), and because we adopted Statement No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date of Statement No. 123), compensation cost for some previously granted awards that were not recognized under Statement No. 123 will be recognized under Statement No. 123(R). However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share in Note J. We do not expect the adoption of Statement No. 123(R) to have a material impact on the consolidated financial statements.

NOTE L – Significant Changes and Events

     On April 29, 2005, we closed on a public offering of $250,000,000 of 5.875% senior unsecured notes due May 2015 (the “2015 Notes”) at an effective yield of 5.913%. On May 3, 2005, we redeemed all of our outstanding $50,000,000 8.17% senior unsecured notes due March 2006 (the “2006 Notes”). On May 4, 2005, we completed a tender offer for $57,670,000 of our outstanding $100,000,000 7.625% senior unsecured notes due March 2008 (the “2008 Notes”). After completion of this tender offer, $42,330,000 of the 2008 Notes will remain outstanding. On May 4, 2005, we initiated the redemption of $122,500,000 of our outstanding $175,000,000 7.5% senior unsecured notes due August 2007 (the “2007 Notes”). After completion of this partial redemption, $52,500,000 of the 2007 Notes will remain outstanding. We will recognize one-time charges on the extinguishment of debt totaling approximately $17,500,000 to $18,000,000 in the second quarter of 2005 as a result of this activity. We intend to use the net proceeds from the public offering of our 2015 Notes to fund the tender offer and redemptions. Remaining net proceeds will be used to repay borrowings under our unsecured lines of credit arrangements.

     We have a $30,000,000 unsecured line of credit with a consortium of three banks that expires May 31, 2005. We have a commitment letter from the lead bank to extend the maturity to May 31, 2006, increase the commitment to $40,000,000, eliminate the two participating banks and change the pricing to either the bank’s prime rate of interest or 1.3% plus the applicable LIBOR interest rate, at our option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2004, including factors identified under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Overview

Business

     Health Care REIT, Inc. is a self-administered, equity real estate investment trust that invests primarily in skilled nursing and assisted living facilities. We also invest in specialty care facilities. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. As of March 31, 2005, long-term care facilities, which include skilled nursing and assisted living facilities, comprised approximately 94% of our investment portfolio. The following table summarizes our portfolio as of March 31, 2005:

Type	(1)	Percentage	(2)	Percentage	Number	Number	Investment	Number	Number
of	Investments	of	Revenues	of	of	of	per	of	of
Facility	(in thousands)	Investments	(in thousands)	Revenues	Facilities	Beds/Units	Bed/Unit (3)	Operators (4)	States (4)
Assisted Living Facilities	$1,346,442	55%	$36,130	53%	237	15,936	$84,806	32	33

Skilled Nursing Facilities	961,013	39%	27,953	41%	153	20,926	45,924	21	24

Specialty Care Facilities	157,334	6%	4,487	6%	8	1,111	141,615	5	5

Totals	$2,464,789	100%	$68,570	100%	398	37,973

(1)	Investments include real estate investments and credit enhancements which amounted to $2,459,144,000 and $5,645,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the three months ended March 31, 2005.

(3)	Investment per Bed/Unit was computed by using the total investment amount of $2,469,816,000 which includes real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $2,459,144,000, $5,645,000 and $5,027,000, respectively.

(4)	We have investments in properties located in 35 states and managed by 51 different operators.

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

     Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. These items represent our primary source of liquidity to fund distributions and are dependent upon our operators’ continued ability to make contractual rent and interest payments to us. To the extent that our operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of facility and operator. Our monitoring process includes review of monthly financial statements for each facility, quarterly review of operator credit, periodic facility inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze facility-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks. Through these monitoring and research efforts, we are typically able to intervene at an early stage and address payment risk, and in so doing, support both the collectibility of revenue and the value of our investment.

     In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. We typically invest in or finance up to 90% of the appraised value of a property. Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates. As of March 31, 2005, 84% of our real property was subject to master leases, 97% of our real estate investments were cross-defaulted with other investments relating to the same operator and 86% of our real property loans were cross-collateralized with other loans to the same operator.

     For the three months ended March 31, 2005, rental income and interest income represented 91% and 7%, respectively, of total gross revenues (including revenues from discontinued operations). Prior to June 2004, our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight-line basis over the initial lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. These escalators are not fixed, so no straight-line rent is recorded. Instead, rental income is recorded based on the contractual cash rental payments due for the period. This lease structure will initially generate lower revenues, net income and funds from operations compared to leases with fixed escalators that require straight-lining, but will enable us to generate additional organic growth and minimize non-cash straight-line rent over time. This change does not affect our cash flow or our ability to pay dividends. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

     Depending upon the availability and cost of external capital, we anticipate making new facility investments. New investments are generally funded from temporary borrowings under our unsecured lines of credit arrangements, internally generated cash and the proceeds from sales of real property. Our investments generate internal cash from rent and interest receipts and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under the unsecured lines of credit arrangements, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence of secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments.

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We expect to complete approximately $200,000,000 of net new investments for the full year 2005. During the three months ended March 31, 2005, we completed $63,506,000 of gross new investments and had $28,765,000 of investment payoffs, resulting in net investments of $34,741,000. Although no additional investment payoffs appear highly likely at this time, we anticipate the potential repayment of certain loans receivable and the possible sale of additional real property. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on hand, we expect to borrow under our unsecured lines of credit arrangements. At March 31, 2005, we had $17,429,000 of cash and cash equivalents and $176,500,000 of available borrowing capacity under our unsecured lines of credit arrangements.

Key Transactions in 2005

     We have completed the following key transactions to date in 2005:

•	our Board of Directors increased our quarterly dividend to $0.62 per share, which represents a two cent increase from the quarterly dividend of $0.60 paid for 2004. The dividend declared for the quarter ended March 31, 2005 represents the 136th consecutive dividend payment;

•	we completed $63,506,000 of gross investments and had $28,765,000 of investment payoffs; and

•	we issued $250,000,000 of 5.875% senior unsecured notes due May 2015 at an effective yield of 5.913% in April 2005. We intend to use proceeds from this offering to fund: (a) a redemption of all of our outstanding $50,000,000 8.17% senior unsecured notes due March 2006; (b) a redemption of $122,500,000 of our outstanding $175,000,000 7.5% senior unsecured notes due August 2007; and (c) a public tender offer for $57,670,000 of our outstanding $100,000,000 7.625% senior unsecured notes due March 2008.

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

     Operating Performance. We believe that net income available to common stockholders (“NICS”) is the most appropriate earnings measure. Other useful supplemental measures of our operating performance include funds from operations (“FFO”) and funds available for distribution (“FAD”); however, these supplemental measures are not defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion of FFO and FAD and for reconciliations of FFO and FAD to NICS. NICS, FFO, FAD and their relative per share amounts are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends for our operating performance measures (dollars in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31
	2004	2004	2004	2004	2005

Net income available to common stockholders	$18,655	$19,207	$19,004	$15,767	$17,803
Funds from operations	35,789	35,760	37,893	37,299	38,309
Funds available for distribution	29,125	33,291	34,891	35,642	35,454

Per share data (fully diluted):
Net income available to common stockholders	$0.36	$0.37	$0.37	$0.30	$0.33
Funds from operations	0.70	0.69	0.73	0.71	0.72
Funds available for distribution	0.57	0.64	0.67	0.68	0.66

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

	Period Ended
	March 31	June 30	September 30	December 31	March 31
	2004	2004	2004	2004	2005

Asset mix:
Real property	87%	88%	89%	90%	90%
Loans receivable	11%	10%	9%	9%	9%
Subdebt investments	2%	2%	2%	1%	1%

Investment mix:
Assisted living facilities	58%	57%	57%	54%	55%
Skilled nursing facilities	34%	36%	37%	39%	39%
Specialty care facilities	8%	7%	6%	7%	6%

Operator mix:
Emeritus Corporation	11%	11%	15%	15%	15%
Southern Assisted Living, Inc.	10%	10%	9%	8%	8%
Commonwealth Communities L.L.C.	10%	10%	8%	8%	8%
Delta Health Group, Inc.			8%	7%	7%
Home Quality Management, Inc.	9%	9%	8%	7%	7%
Life Care Centers of America, Inc.	6%	6%
Remaining operators	54%	54%	52%	55%	55%

Geographic mix:
Florida	9%	11%	16%	15%	15%
Massachusetts	14%	14%	12%	14%	15%
North Caorlina	10%	10%	9%	8%	8%
Ohio	6%	6%		6%	6%
Tennessee	7%	7%	6%		6%
Texas			7%	6%
Remaining states	54%	52%	50%	51%	50%

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

	Three Months Ended
	March 31		June 30		September 30		December 31		March 31
	2004		2004		2004		2004		2005

Debt to book capitalization ratio	47%		47%		45%		47%		48%
Debt to market capitalization ratio	32%		36%		34%		34%		38%

Interest coverage ratio	3.11	x	3.31	x	3.31	x	3.25	x	3.26	x
Fixed charge coverage ratio	2.78	x	2.93	x	2.87	x	2.53	x	2.56	x

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2004, under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

Portfolio Update

     Payment coverages in our portfolio continue to improve. Our overall payment coverage is at 1.84 times and represents an increase of six basis points from the prior quarter. The table below is a summary of the key performance measures for our portfolio. Census and payor mix data reflects the three months ended December 31, 2004. Coverage data reflects the 12 months ended December 31, 2004.

					Coverage Data
		Payor Mix			Before	After
	Census	Private	Medicare	Medicaid	Management Fees	Management Fees

Assisted Living Facilities	88%	85%	0%	15%	1.47x	1.25x
Skilled Nursing Facilities	87%	16%	14%	70%	2.15x	1.64x
Specialty Care Facilities	61%	23%	42%	35%	3.00x	2.37x

			Weighted Averages		1.84x	1.48x

     Assisted Living Portfolio. At March 31, 2005, our assisted living portfolio was comprised of 237 facilities with 15,936 units and an investment balance of $1,346,442,000. The stabilized portfolio was comprised of 232 facilities with 15,186 units, an investment balance of $1,297,760,000, and payment coverage of 1.47 times, an increase of two basis points from the prior quarter. Our fill-up and construction properties remained within our stated goal of having no more than 10% to 15% of the portfolio in construction and fill-up.

     Skilled Nursing Portfolio. At March 31, 2005, our skilled nursing portfolio was comprised of 153 facilities with 20,926 beds and an investment balance of $961,013,000. Average occupancies have risen from a low of 81% in the third quarter of 2000 to 87% in the fourth quarter of 2004. Our payment coverage remains strong at 2.15 times, an increase of four basis points from the prior quarter.

     Specialty Care Portfolio. At March 31, 2005, our specialty care portfolio was comprised of eight facilities with 1,111 beds and an investment balance of $157,334,000. Our payment coverage remains strong at 3.00 times, an increase of 31 basis points from the prior quarter.

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

     On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOX”). SOX is designed to protect investors by improving the accuracy and reliability of corporate disclosures. SOX directed the Securities and Exchange Commission (“SEC”) to promulgate all necessary rules and regulations. We believe we are in compliance with the applicable provisions of SOX and the rules of the SEC adopted under SOX as well as the listing guidelines of the NYSE relating to corporate governance. Beginning with the Annual Report on Form 10-K for the year ended December 31, 2004, we have provided the required annual report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. To date, we have incurred costs (both internal and external) related to SOX Section 404 (Management Assessment of Internal Controls) and other corporate governance compliance initiatives and we anticipate that we will incur additional costs. These costs are included in general and administrative expenses.

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

	Three Months Ended		Change
	Mar. 31, 2005	Mar. 31, 2004	$	%
Cash and cash equivalents at beginning of period	$19,763	$124,496	$(104,733)	-84%
Cash provided from (used in) operating activities	32,460	22,950	9,510	41%
Cash provided from (used in) investing activities	(16,835)	(89,560)	72,725	-81%
Cash provided from (used in) financing activities	(17,959)	(10,823)	(7,136)	66%

Cash and cash equivalents at end of period	$17,429	$47,063	$(29,634)	-63%

     Operating Activities. The increase in net cash provided from operating activities is primarily attributable to increases in net income as adjusted for an increase in the provision for depreciation and a reduction in rental income in excess of cash receipts. Net income and the provision for depreciation increased primarily as a result of net new real property investments. See the discussion of investing activities below for additional details. To the extent that we acquire or sell additional properties in the future, our provision for depreciation will change accordingly. The reduction in rental income in excess of cash receipts is primarily attributable to our new standard lease structure with contingency-based rental increasers on new acquisitions subsequent to June 2004 as discussed above in “Business.”

     Investing Activities. The decrease in net cash used in investing activities is primarily attributable to a decrease in real property investments and an increase in principal collected on loans receivable and subdebt investments. At March 31, 2005, 90% of our real estate investments were real property investments. The investment activity during the three months ended March 31, 2005 was approximately 80% real property investments and 20% loans. Investments for the three months ended March 31, 2005 included the acquisition of three assisted living facilities and one skilled nursing facility for $41,801,000. These acquisitions included the assumption of debt totaling $15,603,000, resulting in $26,198,000 of cash disbursed for the acquisitions. The remaining $9,184,000 of real property investments relates primarily to funding of construction and renovations on existing facilities. Of this amount, $1,236,000 related to construction advances on three assisted living facilities. For the same period in 2004, we acquired two assisted living facilities and 10 skilled nursing facilities for $74,021,000. The prior year acquisitions included no assumption of debt. In addition, we advanced $11,369,000 relating to construction and renovations on existing facilities. Of this amount, $3,361,000 related to construction advances on three assisted living facilities. The increase in principal collected on loans receivable and subdebt investments is primarily attributable to the $19,466,000 payoff of a subdebt investment in March 2005. We did not have any loan payoffs during the same period in 2004.

     Financing Activities. The increase in net cash used in financing activities is primarily attributable to changes related to our long-term debt, common stock issuances and cash distributions to stockholders. For the three months ended March 31, 2005, we had a net increase of $12,500,000 on our unsecured lines of credit arrangements as compared to no change for the same period in 2004. This was partially offset by an increase in our principal payments on secured debt which was primarily due to the payoff of $5,695,000 of mortgages in March 2005. Principal payments on secured debt for the same period in 2004 were only regularly scheduled mortgage amortization payments.

     The change in common stock issuances is primarily attributable to our dividend reinvestment and stock purchase plan (“DRIP”). In May 2003, we instituted our enhanced DRIP. Existing stockholders, in addition to reinvesting dividends, may purchase up to $5,000 of common stock per month at a discount. Previously, stockholders could only purchase once per quarter. During the three months ended March 31, 2004, we issued 474,000 shares of common stock pursuant to our DRIP, which generated net proceeds of $17,072,000. During the three months ended March 31, 2005, we issued 292,000 shares of common stock pursuant to our DRIP, which generated net proceeds of approximately $9,893,000. As of April 30, 2005, we had an effective registration statement on file with the Securities and Exchange Commission under which we may issue up to 6,314,213 shares of common stock pursuant to our DRIP. As of April 30, 2005, 4,280,145 shares of common stock remained available for issuance under this registration statement.

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. During the three months ended March 31, 2005, we paid dividends totaling $31,915,000 (or $0.60 per share) and $5,436,000 to holders of our common stock and preferred stock, respectively. For the same period in 2004, we paid dividends totaling $29,610,000 (or $0.585 per share) and $2,270,000 to holders of our common stock and preferred stock, respectively. The increase in common stock and preferred stock dividends is primarily attributable to the increase in common stock and preferred stock outstanding as discussed below in “Results of Operations.”

Off-Balance Sheet Arrangements

     We guaranteed the payment of industrial revenue bonds for one assisted living facility in the event that the owner defaulted upon its obligations. In consideration for this guaranty, we received and recognized fees annually related to this arrangement. At March 31, 2005, we were contingently liable for $3,195,000 under this guaranty. This guaranty expired on April 29, 2005.

     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At March 31, 2005, our obligation under the letter of credit was $2,450,000.

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. As of March 31, 2005, we participated in two interest rate swap agreements related to our long-term debt. Our interest rate swaps are discussed below in “Contractual Obligations.”

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of March 31, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2005	2006-2007	2008-2009	Thereafter
Unsecured lines of credit arrangements (1)	$340,000	$30,000	$310,000	$0	$0
Senior unsecured notes	875,000		225,000	100,000	550,000
Secured debt	169,506	2,370	18,575	44,594	103,967
Contractual interest obligations	550,664	58,853	154,741	107,997	229,073
Capital lease obligations
Operating lease obligations	15,595	1,337	2,341	1,857	10,060
Purchase obligations	59,928	11,375	33,772	4,500	10,281
Other long-term liabilities

Total contractual obligations	$2,010,693	$103,935	$744,429	$258,948	$903,381

(1)	Unsecured lines of credit arrangements reflected at 100% capacity.

     We have an unsecured credit arrangement with a consortium of eight banks providing for a revolving line of credit (“revolving credit”) in the amount of $310,000,000, which expires on May 15, 2006 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or 1.3% plus the applicable LIBOR interest rate, at our option (4.175% at March 31, 2005). In addition, we pay a commitment fee based on an annual rate of 0.325% and an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. We have another unsecured line of credit arrangement with a consortium of three banks for a total of $30,000,000, which expires May 31, 2005. Borrowings under this line of credit are subject to interest at either the lead bank’s prime rate of interest (5.75% at March 31, 2005) or 2.0% plus the applicable LIBOR interest rate, at our option, and are due on demand. We have received a commitment letter from the lead bank to extend the maturity to May 31, 2006, increase the commitment to $40,000,000, eliminate the two participating banks and change the pricing to either the bank’s prime rate of interest or 1.3% plus the applicable LIBOR interest rate, at our option. At March 31, 2005, we had $163,500,000 outstanding under the unsecured lines of credit arrangements and estimated total contractual interest obligations of $7,435,000. Contractual interest obligations are estimated based on the assumption that the balance of $163,500,000 at March 31, 2005 is constant until maturity at interest rates in effect at March 31, 2005.

     At March 31, 2005, we had $875,000,000 of senior unsecured notes outstanding with fixed annual interest rates ranging from 6% to 8.17%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $371,774,000 at March 31, 2005. Additionally, we have 32 mortgage loans totaling $169,506,000, collateralized by health care facilities, with fixed annual interest rates ranging from 6.18% to 12%, payable monthly. The carrying values of the health care properties securing the mortgage loans totaled $237,751,000 at March 31, 2005. Total contractual interest obligations on mortgage loans totaled $134,555,000 at March 31, 2005.

     On April 29, 2005, we closed on a public offering of $250,000,000 of 5.875% senior unsecured notes due May 2015 (the “2015 Notes”) at an effective yield of 5.913%. On May 3, 2005, we redeemed all of our outstanding $50,000,000 8.17% senior unsecured notes due March 2006 (the “2006 Notes”). On May 4, 2005, we completed a tender offer for $57,670,000 of our outstanding $100,000,000 7.625% senior unsecured notes due March 2008 (the “2008 Notes”). After completion of this tender offer, $42,330,000 of the 2008 Notes will remain outstanding. On May 4, 2005, we initiated the redemption of $122,500,000 of our outstanding $175,000,000 7.5% senior unsecured notes due August 2007 (the “2007 Notes”). After completion of this partial redemption, $52,500,000 of the 2007 Notes will remain outstanding. We will recognize one-time charges on the extinguishment of debt totaling approximately $17,500,000 to $18,000,000 in the second quarter of 2005 as a result of this activity. We intend to use the net proceeds from the public offering of our 2015 Notes to fund the tender offer and redemptions. Remaining net proceeds will be used to repay borrowings under our unsecured lines of credit arrangements.

     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6% and pay a variable rate based on six-month LIBOR plus a spread. At March 31, 2005, total contractual interest obligations were estimated to be $36,900,000 based on interest rates in effect at March 31, 2005.

     At March 31, 2005, we had operating lease obligations of $15,595,000 relating to our office space, six assisted living facilities and three skilled nursing facilities.

     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At March 31, 2005, we had outstanding construction financings of $27,184,000 ($26,699,000 for leased properties and $485,000 for construction loans) and were committed to providing additional financing of approximately $5,027,000 to complete construction. At March 31, 2005, we had contingent purchase obligations totaling $54,901,000. These contingent purchase obligations primarily relate to deferred acquisition fundings. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

Capital Structure

     As of March 31, 2005, we had stockholders’ equity of $1,334,405,000 and a total outstanding debt balance of $1,208,006,000, which represents a debt to total book capitalization ratio of 48%. Our ratio of debt to market capitalization was 38% at March 31, 2005. For the three months ended March 31, 2005, our coverage ratio of EBITDA to interest was 3.26 to 1.00 and our coverage ratio of EBITDA to fixed charges was 2.56 to 1.00. Also, at March 31, 2005, we had $17,429,000 of cash and cash equivalents and $176,500,000 of available borrowing capacity under our unsecured lines of credit arrangements.

     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2005, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration that could be triggered by our debt ratings. However, under our unsecured lines of credit arrangements, the ratings on our senior unsecured notes are used to determine the fees and interest payable.

     Our senior unsecured notes are rated Baa3 (stable), BBB- (stable) and BBB- (positive) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the Company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

     As of April 30, 2005, we had an effective shelf registration statement on file with the SEC under which we may issue up to $106,794,619 of securities including debt securities, common and preferred stock, depositary shares, warrants and units. We filed a new registration statement with the SEC on December 1, 2004 for the issuance of securities to replace the existing shelf registration and we anticipate that this new shelf registration will be effective in the first half of 2005 for the aggregate amount of $831,794,619 of securities, which includes the $106,794,619 of securities available under the existing shelf registration. Also, as of April 30, 2005, we had an effective registration statement on file in connection with our enhanced DRIP program under which we may issue up to 6,314,213 shares of common stock. As of April 30, 2005, 4,280,145 shares of common stock remained available for issuance under this registration statement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional health care facilities and to repay borrowings under our unsecured lines of credit arrangements.

Results of Operations

     Net income available to common stockholders for the three months ended March 31, 2005 totaled $17,803,000, or $0.33 per diluted share, as compared with $18,655,000, or $0.36 per diluted share, for the same period in 2004. Net income available to common stockholders decreased from the prior year primarily due to increases in interest expense, provision for depreciation, general and administrative expenses and preferred stock dividends, offset by an increase in total rental income. These changes are discussed in further detail below. Net income available to common stockholders decreased on a per share basis primarily due to the dollar decrease noted above and an increase in outstanding shares. On a fully diluted basis, average common shares outstanding for the three months ended March 31, 2005 were 53,454,000, a 4% increase from 51,358,000 for the same period in 2004. The increase in fully diluted average common shares outstanding is primarily the result of common stock issuances pursuant to our DRIP, issuances pursuant to stock option exercises and conversions of preferred stock into common stock, which amounted to 1,351,000, 531,000 and 334,000, respectively, for the period from April 1, 2004 to March 31, 2005.

     FFO for the three months ended March 31, 2005 totaled $38,309,000, or $0.72 per diluted share, as compared with $35,789,000, or $0.70 per diluted share, for the same period in 2004. The increase in FFO is primarily due to an increase in total rental income offset by increases in interest expense, general and administrative expenses and preferred stock dividends. These changes are discussed in further detail below. FAD for the three months ended March 31, 2005 totaled $35,454,000, or $0.66 per diluted share, as compared to $29,125,000, or $0.57 per diluted share, for the same period in 2004. The increase in FAD is primarily due to an increase in total rental income as adjusted for a decrease in rental income in excess of cash received offset by increases in interest expense, general and administrative expenses and preferred stock dividends. These changes are discussed in further detail below. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding FFO and FAD and for reconciliations of FFO and FAD to NICS.

     EBITDA for the three months ended March 31, 2005 totaled $64,887,000, as compared with $58,166,000 for the same period in 2004. The increase in EBITDA is primarily due to increases in net income as adjusted for increases in interest expense and provision for depreciation. Our coverage ratio of EBITDA to total interest was 3.26 times for the three months ended March 31, 2005 as compared with 3.11 times for the same period in 2004. Our coverage ratio of EBITDA to fixed charges was 2.56 times for the three months ended March 31, 2005 as compared with 2.78 times for the same period in 2004. Our interest coverage ratio improved from the prior year primarily due to the fact that EBITDA increased 12%, whereas total interest only increased by 7% from 2004. The increase in interest expense is discussed in further detail below. Our fixed charge coverage ratio declined from the prior year primarily due to the increase in preferred stock dividends, which is discussed in further detail below. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding EBITDA and a reconciliation of EBITDA to net income.

     Revenues were comprised of the following (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2005	Mar. 31, 2004	$	%
Rental income	$61,974	$53,219	$8,755	16%
Interest income	4,983	5,713	(730)	-13%
Transaction fees and other income	1,422	713	709	99%

Totals	$68,379	$59,645	$8,734	15%

     The increase in gross revenues is primarily attributable to increased rental income resulting from the acquisitions of new properties for which we receive rent offset by sales of real property. During the period April 1, 2004 to March 31, 2005, we acquired 23 assisted living facilities and 43 skilled nursing facilities for $486,671,000. During that same period, we sold four assisted living facilities, two skilled nursing facilities, one specialty care facility and one parcel of land with carrying values of $47,008,000. On a net basis, this represents the addition of 58 revenue producing facilities totaling $439,663,000.

     As discussed above, prior to June 2004, our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight-line basis over the minimum lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. While this change does not affect our cash flow or our ability to pay dividends, it is anticipated that we will generate additional organic growth and minimize non-cash straight-line rent over time. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. As of March 31, 2005, we had no leases expiring prior to March 2009.

     Interest income decreased from 2004 primarily due to a decrease in the balance of outstanding loans and non-recognition of interest income related to loans on non-accrual. Transaction fees and other income increased primarily due to a $750,000 assignment consent fee received in the first quarter of 2005 relating to a payoff which did not occur. There was no such fee in the prior year.

     Expenses were comprised of the following (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2005	Mar. 31, 2004	$	%
Interest expense	$19,601	$18,148	$1,453	8%
Provision for depreciation	20,298	16,534	3,764	23%
General and administrative	4,017	3,159	858	27%
Loan expense	863	891	(28)	-3%
Provision for loan losses	300	300	0	0%

Totals	$45,079	$39,032	$6,047	15%

     The increase in total expenses is primarily attributable to increases in interest expense, provision for depreciation and general and administrative expenses. The increase in interest expense is primarily due to higher average borrowings under our unsecured lines of credit arrangements which was partially offset by savings generated from interest rate swap agreements. During the three months ended March 31, 2005, we had an average daily outstanding balance of $140,544,000 under our unsecured lines of credit arrangements compared to $0 during the same period in 2004. If we borrow under our unsecured lines of credit arrangements, issue additional senior unsecured notes or assume additional secured debt, our interest expense will increase.

     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. For the three months ended March 31, 2005, we generated $410,000 of savings related to our Swaps that was recorded as a reduction of interest expense. We had no interest rate swap agreements outstanding at March 31, 2004.

     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the three months ended March 31, 2005 and 2004 totaled $265,000 and $137,000, respectively.

     The provision for depreciation increased primarily as a result of additional investments in properties owned directly by us offset by sales of real property. See the discussion of rental income above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation will change accordingly.

     General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three months ended March 31, 2005, were 5.86% as compared with 5.18% for the same period in 2004. The increase from 2004 is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives and to costs associated with various professional service fees (including costs associated with SOX compliance).

     Loan expense and the provision for loan losses are consistent with the prior year. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed below in “Critical Accounting Policies.”

     Other items were comprised of the following (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2005	Mar. 31, 2004	$	%
Gain (loss) on sales of properties	$(110)	$0	$(110)	n/a
Discontinued operations, net	49	312	(263)	-84%
Preferred dividends	(5,436)	(2,270)	(3,166)	139%

Totals	$(5,497)	$(1,958)	$(3,539)	181%

     During the three months ended March 31, 2005, we sold properties with carrying values of $9,298,000 for a net loss of $110,000. These properties generated $49,000 of income after deducting depreciation and interest expense from rental revenue for the three months ended March 31, 2005. All properties sold subsequent to January 1, 2004 generated $312,000 of income after deducting depreciation and interest expense from rental revenue for the three months ended March 31, 2004. Please refer to Note F of our unaudited consolidated financial statements for further discussion.

     The increase in preferred dividends is primarily due to the issuance of 7,000,000 shares of 7.625% Series F Cumulative Redeemable Preferred Stock in September 2004.

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

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31
	2004	2004	2004	2004	2005
FFO Reconciliation:
Net income available to common stockholders	$18,655	$19,207	$19,004	$15,767	$17,803
Provision for depreciation	17,134	17,682	18,889	20,310	20,396
Loss (gain) on sales of properties		(1,129)		1,272	110
Prepayments fees				(50)

Funds from operations	$35,789	$35,760	$37,893	$37,299	$38,309

Average common shares outstanding:
Basic	50,580	51,232	51,538	52,326	52,963
Diluted	51,358	51,828	52,008	52,784	53,454

Per share data:
Net income available to common stockholders
Basic	$0.37	$0.37	$0.37	$0.30	$0.34
Diluted	0.36	0.37	0.37	0.30	0.33

Funds from operations
Basic	$0.71	$0.70	$0.74	$0.71	$0.72
Diluted	0.70	0.69	0.73	0.71	0.72

     The table below reflects the reconciliation of FAD to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation includes provision for depreciation from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31
	2004	2004	2004	2004	2005
FAD Reconciliation:
Net income available to common stockholders	$18,655	$19,207	$19,004	$15,767	$17,803
Provision for depreciation	17,134	17,682	18,889	20,310	20,396
Loss (gain) on sales of properties		(1,129)		1,272	110
Prepayments fees				(50)
Rental income in excess of cash received	(6,664)	(2,469)	(3,002)	(1,657)	(2,855)

Funds available for distribution	$29,125	$33,291	$34,891	$35,642	$35,454

Average common shares outstanding:
Basic	50,580	51,232	51,538	52,326	52,963
Diluted	51,358	51,828	52,008	52,784	53,454

Per share data:
Net income available to common stockholders
Basic	$0.37	$0.37	$0.37	$0.30	$0.34
Diluted	0.36	0.37	0.37	0.30	0.33

Funds available for distribution
Basic	$0.58	$0.65	$0.68	$0.68	$0.67
Diluted	0.57	0.64	0.67	0.68	0.66

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

	Three Months Ended
	March 31		June 30		September 30		December 31		March 31
	2004		2004		2004		2004		2005
EBITDA Reconciliation:
Net income	$20,925		$21,429		$21,807		$21,209		$23,239
Interest expense	18,552		17,366		17,896		18,742		19,645
Capitalized interest	137		199		254		285		265
Provision for depreciation	17,134		17,682		18,889		20,310		20,396
Amortization	1,118		1,092		1,021		1,016		1,042
Provision for loan losses	300		300		300		300		300

EBITDA	$58,166		$58,068		$60,167		$61,862		$64,887

Interest Coverage Ratio:
Interest expense	$18,552		$17,366		$17,896		$18,742		$19,645
Capitalized interest	137		199		254		285		265

Total interest	18,689		17,565		18,150		19,027		19,910
EBITDA	$58,166		$58,068		$60,167		$61,862		$64,887

Interest coverage ratio	3.11	x	3.31	x	3.31	x	3.25	x	3.26	x

Fixed Charge Coverage Ratio:
Total interest	$18,689		$17,565		$18,150		$19,027		$19,910
Preferred dividends	2,270		2,222		2,803		5,442		5,436

Total fixed charges	20,959		19,787		20,953		24,469		25,346
EBITDA	$58,166		$58,068		$60,167		$61,862		$64,887

Fixed charge coverage ratio	2.78	x	2.93	x	2.87	x	2.53	x	2.56	x

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

     Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for further information on significant accounting policies that impact us. There have been no material changes to these policies in 2005.

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

For the three months ended March 31, 2005 we recorded $300,000 as provision for loan losses, resulting in an allowance for loan losses of $5,561,000 relating to loans with outstanding balances of $41,497,000 at March 31, 2005. Also at March 31, 2005, we had loans with outstanding balances of $35,862,000 on non-accrual status.

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

For the three months ended March 31, 2005, we recorded $16,468,000 and $3,928,000 as provision for depreciation relating to buildings and improvements, respectively. The average useful life of our buildings and improvements was 30.8 years and 9.4 years, respectively, at March 31, 2005.

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

We did not record any impairment charges for the three months ended March 31, 2005.

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

The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At March 31, 2005, we participated in two interest rate swap agreements related to our long-term debt. At March 31, 2005, the swaps were reported at their fair value as a $1,890,000 other asset. For the three months ended March 31, 2005, we generated $410,000 of savings related to our swaps that was recorded as a reduction in interest expense.

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

For the three months ended March 31, 2005 we recognized $4,983,000 of interest income and $62,165,000 of rental income, including discontinued operations. Rental income includes $2,855,000 of straight-line rental income. At March 31, 2005, our straight-line receivable balance was $65,780,000. Also at March 31, 2005, we had loans with outstanding balances of $35,862,000 on non-accrual status.

Forward-Looking Statements and Risk Factors

     This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern the possible expansion of our portfolio; the performance of our operators and properties; our ability to enter into agreements with new viable tenants for properties that we take back from financially troubled tenants, if any; our ability to make distributions; our policies and plans regarding investments, financings and other matters; our tax status as a real estate investment trust; our ability to appropriately balance the use of debt and equity; our ability to access capital markets or other sources of funds; and our ability to meet our earnings guidance. When we use words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including prevailing interest rates; serious issues facing the health care industry, including compliance with, and changes to, regulations and payment policies and operators’ difficulty in obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and senior housing industries; negative developments in the operating results or financial condition of operators, including, but not limited to, their ability to pay rent and repay loans; our ability to transition or sell facilities with a profitable result; operator bankruptcies; government regulations affecting Medicare and Medicaid reimbursement rates; liability claims and insurance costs for our operators; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting our properties; delays in reinvestment of sales proceeds; changes in rules or practices governing our financial reporting; and structure related factors, including REIT qualification, anti-takeover provisions and key management personnel. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2004, including factors identified under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

     A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $26,667,000 at March 31, 2005 ($30,443,000 at March 31, 2004). Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets.

     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At March 31, 2005, the Swaps were reported at their fair value as a $1,890,000 other asset. A 1% increase in interest rates would result in a decrease in fair value of our Swaps by approximately $7,226,000 at March 31, 2005. We had no interest rate swap agreements outstanding at March 31, 2004.

     Our variable rate debt, including our unsecured lines of credit arrangements, is reflected at fair value. At March 31, 2005, we had $163,500,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $1,635,000. At March 31, 2004, we did not have any borrowings outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have had no effect on annual interest expense.

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

Item 4. Controls and Procedures

     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file with or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the Plans or
Period	Purchased (1)	Paid Per Share	Plans or Programs (2)	Programs
January 1, 2005 through January 31, 2005	13,860	$34.64
February 1, 2005 through February 28, 2005
March 1, 2005 through March 31, 2005
Totals	13,860	$34.64

(1)	During the three months ended March 31, 2005, the only securities purchased by the Company were shares of common stock held by employees who tendered owned shares to satisfy the tax withholding on the lapse of certain restrictions on restricted stock.

(2)	No shares were purchased as part of publicly announced plans or programs.

Item 6. Exhibits

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.

Date:	May 10, 2005	By:	/s/ George L. Chapman

George L. Chapman,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2005	By:	/s/ Raymond W. Braun

Raymond W. Braun,
President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2005	By:	/s/ Paul D. Nungester, Jr.

Paul D. Nungester, Jr.,
Controller
(Principal Accounting Officer)