Form 10-Q
period 2005-06-30
HEALTH CARE REIT INC /DE/
filed 2005-07-22
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Yes ☑ No ☐

     As of July 15, 2005, the registrant had 53,892,200 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	June 30	December 31
	2005	2004
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned
Land	$228,077	$208,173
Buildings & improvements	2,420,555	2,176,327
Construction in progress	449	25,463

	2,649,081	2,409,963
Less accumulated depreciation	(257,543)	(219,536)

Total real property owned	2,391,538	2,190,427

Loans receivable
Real property loans	221,549	213,067
Subdebt investments	22,620	43,739

	244,169	256,806
Less allowance for losses on loans receivable	(5,861)	(5,261)

	238,308	251,545

Net real estate investments	2,629,846	2,441,972

Other assets:
Equity investments	3,298	3,298
Deferred loan expenses	9,172	6,958
Cash and cash equivalents	15,067	19,763
Receivables and other assets	82,556	77,652

	110,093	107,671

Total assets	$2,739,939	$2,549,643

Liabilities and stockholders’ equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$318,000	$151,000
Senior unsecured notes	894,830	875,000
Secured debt	168,790	160,225
Accrued expenses and other liabilities	44,354	28,139

Total liabilities	1,425,974	1,214,364

Stockholders’ equity:
Preferred stock	283,751	283,751
Common stock	53,772	52,860
Capital in excess of par value	1,166,234	1,139,723
Treasury stock	(1,766)	(1,286)
Cumulative net income	772,887	745,817
Cumulative dividends	(960,850)	(884,890)
Accumulated other comprehensive income	1	1
Other equity	(64)	(697)

Total stockholders’ equity	1,313,965	1,335,279

Total liabilities and stockholders’ equity	$2,739,939	$2,549,643

NOTE: The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In thousands, except per share data)
Revenues:
Rental income	$62,791	$52,413	$124,765	$105,632
Interest income	5,269	5,923	10,252	11,636
Transaction fees and other income	547	565	1,970	1,279

	68,607	58,901	136,987	118,547

Expenses:
Interest expense	19,984	17,104	39,579	35,245
Provision for depreciation	21,000	17,166	41,271	33,673
General and administrative	4,337	3,560	8,355	6,719
Loan expense	673	872	1,535	1,763
Loss on extinguishment of debt	18,448		18,448
Provision for loan losses	300	300	600	600

	64,742	39,002	109,788	78,000

Income from continuing operations	3,865	19,899	27,199	40,547

Discontinued operations:
Net gain (loss) on sales of properties	(24)	1,129	(134)	1,129
Income (loss) from discontinued operations, net	(11)	401	5	678

	(35)	1,530	(129)	1,807

Net income	3,830	21,429	27,070	42,354

Preferred stock dividends	5,436	2,222	10,872	4,492

Net income (loss) available to common stockholders	$(1,606)	$19,207	$16,198	$37,862

Average number of common shares outstanding:
Basic	53,429	51,232	53,207	50,919
Diluted	53,429	51,828	53,616	51,577

Earnings per share:
Basic:
Income (loss) from continuing operations available to common stockholders	$(0.03)	$0.34	$0.30	$0.70
Discontinued operations, net		0.03		0.04

Net income (loss) available to common stockholders	$(0.03)	$0.37	$0.30	$0.74

Diluted:
Income (loss) from continuing operations available to common stockholders	$(0.03)	$0.34	$0.30	$0.69
Discontinued operations, net		0.03		0.04

Net income (loss) available to common stockholders	$(0.03)	$0.37	$0.30	$0.73

Dividends declared and paid per common share	$0.62	$0.60	$1.22	$1.185

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Six Months Ended June 30, 2005
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands)
Balances at beginning of period	$283,751	$52,860	$1,139,723	$(1,286)	$745,817	$(884,890)	$1	$(697)	$1,335,279
Comprehensive income:
Net income					27,070				27,070
Other comprehensive income:
Unrealized gain (loss) on equity investments									0

Total comprehensive income									27,070

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		912	26,511	(480)					26,943
Restricted stock amortization								368	368
Compensation expense related to stock options								265	265
Cash dividends paid:
Common stock-$1.22 per share						(65,088)			(65,088)
Preferred stock, Series D-$0.984 per share						(3,937)			(3,937)
Preferred stock, Series E-$0.75 per share						(263)			(263)
Preferred stock, Series F-$0.953 per share						(6,672)			(6,672)

Balances at end of period	$283,751	$53,772	$1,166,234	$(1,766)	$772,887	$(960,850)	$1	$(64)	$1,313,965

	Six Months Ended June 30, 2004
							Accumulated
			Capital In				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands)
Balances at beginning of period	$120,761	$50,298	$1,069,887	$(523)	$660,446	$(749,166)	$1	$(2,025)	$1,149,679
Comprehensive income:
Net income					42,354				42,354
Other comprehensive income:
Unrealized gain (loss) on equity investments									0

Total comprehensive income									42,354

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		1,128	32,486	(327)					33,287
Conversion of preferred stock	(3,902)	120	3,782						0
Restricted stock amortization								478	478
Compensation expense related to stock options								189	189
Cash dividends paid:
Common stock-$1.185 per share						(60,410)			(60,410)
Preferred stock, Series D-$0.984 per share						(3,938)			(3,938)
Preferred stock, Series E-$0.75 per share						(554)			(554)

Balances at end of period	$116,859	$51,546	$1,106,155	$(850)	$702,800	$(814,068)	$1	$(1,358)	$1,161,085

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Six Months Ended
	June 30
	2005	2004
	(In thousands)
Operating activities
Net income	$27,070	$42,354
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for depreciation	41,405	34,816
Amortization	3,356	2,210
Provision for loan losses	600	600
Rental income in excess of cash received	(4,032)	(9,133)
(Gain) loss on sales of properties	134	(1,129)
Increase (decrease) in accrued expenses and other liabilities	(3,267)	(2,308)
Decrease (increase) in receivables and other assets	904	(4,566)

Net cash provided from (used in) operating activities	66,170	62,844

Investing activities
Investment in real property	(215,907)	(155,407)
Investment in loans receivable and subdebt investments	(23,076)	(15,016)
Principal collected on loans receivable and subdebt investments	31,723	12,724
Proceeds from sales of properties	9,900	34,937
Other	177	1,116

Net cash provided from (used in) investing activities	(197,183)	(121,646)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	167,000	41,000
Proceeds from issuance of senior notes	250,000
Principal payments on senior notes	(230,170)	(40,000)
Principal payments on secured debt	(7,039)	(1,248)
Net proceeds from the issuance of common stock	27,423	33,614
Decrease (increase) in deferred loan expense	(4,937)	(168)
Cash distributions to stockholders	(75,960)	(64,902)

Net cash provided from (used in) financing activities	126,317	(31,704)

Increase (decrease) in cash and cash equivalents	(4,696)	(90,506)
Cash and cash equivalents at beginning of period	19,763	124,496

Cash and cash equivalents at end of period	$15,067	$33,990

Supplemental cash flow information-interest paid	$42,787	$37,456

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily an indication of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B — Real Estate Investments

     During the six months ended June 30, 2005, we invested $215,907,000 in real property (including $4,096,000 of advances for construction in progress) and provided loan financings of $23,076,000. As of June 30, 2005, we had approximately $1,746,000 in unfunded construction commitments. Also during the six months ended June 30, 2005, we sold real property generating $9,900,000 of net proceeds and collected $31,723,000 as repayment of principal on loans receivable.

NOTE C — Equity Investments

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

NOTE D — Distributions Paid to Common Stockholders

     On February 22, 2005, we paid a dividend of $0.60 per share to stockholders of record on January 31, 2005. This dividend related to the period from October 1, 2004 through December 31, 2004.

     On May 20, 2005, we paid a dividend of $0.62 per share to stockholders of record on April 29, 2005. This dividend related to the period from January 1, 2005 through March 31, 2005.

NOTE E — Derivative Instruments

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

     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement No. 133, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At June 30, 2005, the Swaps were reported at their fair value as a $6,566,000 other asset. For the three and six months ended June 30, 2005, we generated $367,000 and $777,000, respectively, of savings related to the Swaps that was recorded as a reduction in interest expense. For the three and six months ended June 30, 2004, we generated $513,000 of savings related to the Swaps that was recorded as a reduction in interest expense.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE F — Discontinued Operations

     During the six months ended June 30, 2005, we sold two assisted living facilities and one parcel of land with carrying values of $10,034,000 for a net loss of $134,000. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the income and expenses attributable to all properties sold subsequent to January 1, 2002 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Revenues:
Rental income	$0	$1,179	$192	$2,495

Expenses:
Interest expense	2	262	52	673
Provision for depreciation	9	516	135	1,144

Income (loss) from discontinued operations, net	$(11)	$401	$5	$678

NOTE G — Contingent Liabilities

     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At June 30, 2005, our obligation under the letter of credit was $2,450,000.

     As of June 30, 2005, we had approximately $1,746,000 of unfunded construction commitments.

NOTE H — Accumulated Other Comprehensive Income

     Accumulated other comprehensive income includes unrealized gains or losses on our equity investments. This item is included as a component of stockholders’ equity. We did not recognize any comprehensive income other than the recorded net income for the three and six months ended June 30, 2005 or 2004.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Numerator for basic and diluted earnings per share — net income (loss) available to common stockholders	$(1,606)	$19,207	$16,198	$37,862

Denominator for basic earnings per share — weighted average shares	53,429	51,232	53,207	50,919

Effect of dilutive securities:
Employee stock options		390	211	452
Non-vested restricted shares		206	198	206

Dilutive potential common shares	0	596	409	658

Denominator for diluted earnings per share — adjusted weighted average shares	53,429	51,828	53,616	51,577

Basic earnings (loss) per share	$(0.03)	$0.37	$0.30	$0.74

Diluted earnings (loss) per share	$(0.03)	$0.37	$0.30	$0.73

     The diluted earnings per share calculation excludes the dilutive effect of 138,000 stock options and 198,000 non-vested restricted shares for the three months ended June 30, 2005 because of the net loss to common stockholders. The diluted earnings per share calculation excludes the dilutive effect of 173,000 and 112,000 options for the three and six months ended June 30, 2005, respectively, because the exercise prices were greater than the average market price. The diluted earnings per share calculation excludes the dilutive effect of 112,000 options for the three and six months ended June 30, 2004 because the exercise prices were greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock was not included in these calculations as the effect of the conversion into common stock was anti-dilutive for the periods presented.

NOTE J — Other Equity

     Other equity consists of the following (in thousands):

	June 30	December 31
	2005	2004
Accumulated compensation expense related to stock options	$817	$552
Unamortized restricted stock	(881)	(1,249)

	$(64)	$(697)

     Unamortized restricted stock represents the unamortized value of restricted stock granted to employees and directors prior to January 1, 2003. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $184,000 and $368,000 for the three and six months ended June 30, 2005, respectively, and $239,000 and $478,000 for the same periods in 2004.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, that we are required to adopt for fiscal years beginning after December 15, 2002, with transition provisions for certain matters. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we commenced recognizing compensation expense in accordance with Statement No. 123, as amended, on a prospective basis. Accumulated option compensation expense represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $132,000 and $265,000 for the three and six months ended June 30, 2005, respectively, and $94,000 and $189,000 for the same periods in 2004.

     The following table illustrates the effect on net income available to common stockholders for the periods presented if we had applied the fair value recognition provisions of Statement No. 123, as amended, to stock-based compensation for options granted since 1995 but prior to adoption at January 1, 2003 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Numerator:
Net income (loss) available to common stockholders — as reported	$(1,606)	$19,207	$16,198	$37,862

Deduct: Stock based employee compensation expense determined under fair value based method for all awards	45	76	91	153

Net income (loss) available to common stockholders — pro forma	$(1,651)	$19,131	$16,107	$37,709

Denominator:
Basic weighted average shares — as reported and pro forma	53,429	51,232	53,207	50,919

Effect of dilutive securities:
Employee stock options — pro forma		373	357	436
Non-vested restricted shares		206	198	206

Dilutive potential common shares	0	579	555	642

Diluted weighted average shares — pro forma	53,429	51,811	53,762	51,561

Net income (loss) available to common stockholders per share — as reported
Basic	$(0.03)	$0.37	$0.30	$0.74
Diluted	(0.03)	0.37	0.30	0.73

Net income (loss) available to common stockholders per share — pro forma
Basic	$(0.03)	$0.37	$0.30	$0.74
Diluted	(0.03)	0.37	0.30	0.73

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K — New Accounting Policies

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

NOTE L — Significant Changes and Events

     We issued $250,000,000 of 5.875% senior unsecured notes due May 2015 at an effective yield of 5.913% in April 2005. We used proceeds from this offering to fund: (a) a redemption of all of our outstanding $50,000,000 8.17% senior unsecured notes due March 2006; (b) a redemption of $122,500,000 of our outstanding $175,000,000 7.5% senior unsecured notes due August 2007; and (c) a public tender offer for $57,670,000 of our outstanding $100,000,000 7.625% senior unsecured notes due March 2008. We recognized one-time charges on the extinguishment of debt totaling approximately $18,448,000 in the second quarter of 2005 as a result of this activity.

     We closed on a $500,000,000 unsecured revolving credit facility to replace our $310,000,000 facility which was scheduled to mature in May 2006. Among other things, the new facility provides us with additional financial flexibility and borrowing capacity, reduces our all-in borrowing costs by approximately 50 basis points, extends our agreement to June 2008 and permits us to increase the facility by $50,000,000 through an accordion feature during the first 24 months.

     We closed on a $40,000,000 unsecured line of credit facility to replace our $30,000,000 facility which matured in May 2005. The new facility is an annual revolver scheduled to mature in May 2006 and reflects reduced pricing from the previous facility.

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

Executive Overview

Business

     Health Care REIT, Inc. is a self-administered, equity real estate investment trust that invests primarily in skilled nursing and assisted living facilities. We also invest in specialty care facilities. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. As of June 30, 2005, long-term care facilities, which include skilled nursing and assisted living facilities, comprised approximately 93% of our investment portfolio. The following table summarizes our portfolio as of June 30, 2005:

Type	(1)	Percentage	(2)	Percentage	Number	Number	Investment	Number	Number
of	Investments	of	Revenues	of	of	of	per	of	of
Facility	(in thousands)	Investments	(in thousands)	Revenues	Facilities	Beds/Units	Bed/Unit (3)	Operators (4)	States (4)
Assisted Living Facilities	$1,333,583	51%	$73,099	53%	234	15,707	$85,015	30	33
Skilled Nursing Facilities	1,097,372	42%	55,747	41%	179	24,505	44,782	22	26
Specialty Care Facilities	207,202	7%	8,333	6%	13	1,267	163,537	6	7

Totals	$2,638,157	100%	$137,179	100%	426	41,479

(1)	Investments include real estate investments and credit enhancements which amounted to $2,635,707,000 and $2,450,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the six months ended June 30, 2005.

(3)	Investment per Bed/Unit was computed by using the total investment amount of $2,639,903,000 which includes real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $2,635,707,000, $2,450,000 and $1,746,000, respectively.

(4)	We have investments in properties located in 37 states and managed by 51 different operators.

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

     In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. We typically invest in or finance up to 90% of the appraised value of a property. Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates. As of June 30, 2005, 85% of our real property was subject to master leases, 97% of our real estate investments were cross-defaulted with other investments relating to the same operator and 87% of our real property loans were cross-collateralized with other loans to the same operator.

     For the six months ended June 30, 2005, rental income and interest income represented 91% and 7%, respectively, of total gross revenues (including revenues from discontinued operations). Prior to June 2004, our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight-line basis over the initial lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. These escalators are not fixed, so no straight-line rent is recorded. Instead, rental income is recorded based on the contractual cash rental payments due for the period. This lease structure will initially generate lower revenues, net income and funds from operations compared to leases with fixed escalators that require straight-lining, but will enable us to generate additional organic growth and minimize non-cash straight-line rent over time. This change does not affect our cash flow or our ability to pay dividends. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. During the six months ended June 30, 2005, we completed $250,608,000 of gross new investments and had $33,528,000 of investment payoffs, resulting in net investments of $217,080,000. We revised 2005 net investment guidance to a range of $100,000,000 to $200,000,000 from the previous guidance of $200,000,000. The revision in net investment guidance is due to an increase in anticipated dispositions pursuant to our active asset management program to a range of approximately $50,000,000 to $200,000,000 during the second half of 2005. Although no additional investment payoffs appear highly likely at this time, we anticipate the potential repayment of certain loans receivable and the possible sale of additional real property. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on hand, we expect to borrow under our unsecured lines of credit arrangements. At June 30, 2005, we had $15,067,000 of cash and cash equivalents and $222,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.

Key Transactions in 2005

     We have completed the following key transactions to date in 2005:

•	our Board of Directors increased our quarterly dividend to $0.62 per share, which represents a two cent increase from the quarterly dividend of $0.60 paid for 2004. The dividend declared for the quarter ended June 30, 2005 represents the 137th consecutive dividend payment;

•	we completed $250,608,000 of gross investments and had $33,528,000 of investment payoffs;

•	we closed on a $500,000,000 unsecured revolving credit facility to replace our $310,000,000 facility which was scheduled to mature in May 2006. Among other things, the new facility provides us with additional financial flexibility and borrowing capacity, reduces our all-in borrowing costs by approximately 50 basis points, extends our agreement to June 2008 and permits us to increase the facility by $50,000,000 through an accordion feature during the first 24 months;

•	we closed on a $40,000,000 unsecured line of credit facility to replace our $30,000,000 facility which matured in May 2005. The new facility is an annual revolver scheduled to mature in May 2006 and reflects reduced pricing from the previous facility; and

•	we issued $250,000,000 of 5.875% senior unsecured notes due May 2015 at an effective yield of 5.913% in April 2005. We used proceeds from this offering to fund: (a) a redemption of all of our outstanding $50,000,000 8.17% senior unsecured notes due March 2006; (b) a redemption of $122,500,000 of our outstanding $175,000,000 7.5% senior unsecured notes due August 2007; and (c) a public tender offer for $57,670,000 of our outstanding $100,000,000 7.625% senior unsecured notes due March 2008.

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

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30
	2004	2004	2004	2004	2005	2005
Net income (loss) available to common stockholders	$18,655	$19,207	$19,004	$15,767	$17,803	$(1,606)
Funds from operations	35,789	35,760	37,893	37,299	38,309	19,427
Funds available for distribution	29,125	33,291	34,891	35,642	35,454	18,251

Per share data (fully diluted):
Net income (loss) available to common stockholders	$0.36	$0.37	$0.37	$0.30	$0.33	$(0.03)
Funds from operations	0.70	0.69	0.73	0.71	0.72	0.36
Funds available for distribution	0.57	0.64	0.67	0.68	0.66	0.34

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

	Period Ended
	March 31	June 30	September 30	December 31	March 31	June 30
	2004	2004	2004	2004	2005	2005
Asset mix:
Real property	87%	88%	89%	90%	90%	91%
Loans receivable	11%	10%	9%	9%	9%	8%
Subdebt investments	2%	2%	2%	1%	1%	1%

Investment mix:
Assisted living facilities	58%	57%	57%	54%	55%	51%
Skilled nursing facilities	34%	36%	37%	39%	39%	42%
Specialty care facilities	8%	7%	6%	7%	6%	7%

Operator mix:
Emeritus Corporation	11%	11%	15%	15%	15%	14%
Southern Assisted Living, Inc.	10%	10%	9%	8%	8%	8%
Commonwealth Communities L.L.C.	10%	10%	8%	8%	8%	7%
Delta Health Group, Inc.			8%	7%	7%	7%
Home Quality Management, Inc.	9%	9%	8%	7%	7%	7%
Life Care Centers of America, Inc.	6%	6%
Remaining operators	54%	54%	52%	55%	55%	57%

Geographic mix:
Florida	9%	11%	16%	15%	15%	15%
Massachusetts	14%	14%	12%	14%	15%	14%
Texas			7%	6%		9%
North Carolina	10%	10%	9%	8%	8%	7%
Ohio	6%	6%		6%	6%	6%
Tennessee	7%	7%	6%		6%
Remaining states	54%	52%	50%	51%	50%	49%

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

	Three Months Ended
	March 31		June 30		September 30		December 31		March 31		June 30
	2004		2004		2004		2004		2005		2005
Debt to book capitalization ratio	47%		47%		45%		47%		48%		51%
Debt to market capitalization ratio	32%		36%		34%		34%		38%		37%

Interest coverage ratio	3.11	x	3.31	x	3.31	x	3.25	x	3.26	x	2.35	x
Fixed charge coverage ratio	2.78	x	2.93	x	2.87	x	2.53	x	2.56	x	1.85	x

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

Portfolio Update

     Payment coverages in our portfolio continue to improve. Our overall payment coverage is at 1.90 times and represents an increase of six basis points from the prior quarter. The table below is a summary of the key performance measures for our portfolio. Census and payor mix data reflects the three months ended March 31, 2005. Coverage data reflects the 12 months ended March 31, 2005.

					Coverage Data
		Pay or Mix			Before		After
	Census	Private	Medicare	Medicaid	Management Fees		Management Fees

Assisted Living Facilities	88%	85%	0%	15%	1.49	x	1.27	x
Skilled Nursing Facilities	86%	15%	17%	68%	2.18	x	1.65	x
Specialty Care Facilities	66%	29%	40%	31%	3.46	x	2.82	x

Weighted Averages					1.90	x	1.52	x

     Assisted Living Portfolio. At June 30, 2005, our assisted living portfolio was comprised of 234 facilities with 15,707 units and an investment balance of $1,333,583,000. The stabilized portfolio was comprised of 231 facilities with 15,406 units, an investment balance of $1,309,106,000, and payment coverage of 1.49 times, an increase of two basis points from the prior quarter. Our fill-up and construction properties remained within our stated goal of having no more than 10% to 15% of the portfolio in construction and fill-up.

     Skilled Nursing Portfolio. At June 30, 2005, our skilled nursing portfolio was comprised of 179 facilities with 24,505 beds and an investment balance of $1,097,372,000. Average occupancies have risen from a low of 81% in the third quarter of 2000 to 86% in the first quarter of 2005. Our payment coverage remains strong at 2.18 times, an increase of three basis points from the prior quarter.

     Specialty Care Portfolio. At June 30, 2005, our specialty care portfolio was comprised of 13 facilities with 1,267 beds and an investment balance of $207,202,000. Our payment coverage remains strong at 3.46 times, an increase of 46 basis points from the prior quarter.

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

	Six Months Ended		Change
	Jun. 30, 2005	Jun. 30, 2004	$	%
Cash and cash equivalents at beginning of period	$19,763	$124,496	$(104,733)	-84%
Cash provided from (used in) operating activities	66,170	62,844	3,326	5%
Cash provided from (used in) investing activities	(197,183)	(121,646)	(75,537)	62%
Cash provided from (used in) financing activities	126,317	(31,704)	158,021	-498%

Cash and cash equivalents at end of period	$15,067	$33,990	$(18,923)	-56%

     Operating Activities. The increase in net cash provided from operating activities is primarily attributable to changes in receivables and accrued expenses. Changes in receivables are primarily due to timing of cash receipts of rent and interest from our operators. Changes in accrued expenses are primarily attributable to timing of cash disbursements for our contractual interest obligations.

     Investing Activities. The increase in net cash used in investing activities is primarily attributable to an increase in real property investments. At June 30, 2005, 91% of our real estate investments were real property investments. The investment activity during the six months ended June 30, 2005 was approximately 92% real property investments. Investments for the six months ended June 30, 2005 included the acquisition of three assisted living facilities, 26 skilled nursing facilities and five specialty care facilities for $213,801,000. These acquisitions included the assumption of debt totaling $15,603,000, resulting in $198,198,000 of cash disbursed for the acquisitions. The remaining $17,709,000 of real property investments relates primarily to funding of construction and renovations on existing facilities. Of this amount, $4,096,000 related to construction advances on three assisted living facilities. For the same period in 2004, we acquired three assisted living facilities and 19 skilled nursing facilities for $131,221,000. The prior year acquisitions included no assumption of debt. In addition, we advanced $24,186,000 relating to construction and renovations on existing facilities. Of this amount, $6,198,000 related to construction advances on three assisted living facilities.

     Financing Activities. The change in net cash provided from or used in financing activities is primarily attributable to changes related to our long-term debt and cash distributions to stockholders. For the six months ended June 30, 2005, we had a net increase of $167,000,000 on our unsecured lines of credit arrangements as compared to a $41,000,000 net increase for the same period in 2004. This was partially offset by an increase in our principal payments on secured debt which was primarily due to the payoff of $5,695,000 of mortgages in March 2005. Principal payments on secured debt for the same period in 2004 were only regularly scheduled mortgage amortization payments.

     In April 2005, we closed on a public offering of $250,000,000 of 5.875% senior unsecured notes due May 2015 at an effective yield of 5.913%. In May 2005, we redeemed all of our outstanding $50,000,000 8.17% senior unsecured notes due March 2006, we completed a tender offer for $57,670,000 of our outstanding $100,000,000 7.625% senior unsecured notes due March 2008 and we redeemed $122,500,000 of our outstanding $175,000,000 7.5% senior unsecured notes due August 2007. We recognized one-time charges on the extinguishment of debt totaling approximately $18,448,000 in the second quarter of 2005 as a result of this activity.

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. During the six months ended June 30, 2005, we paid dividends totaling $65,088,000 (or $1.22 per share) and $10,872,000 to holders of our common stock and preferred stock, respectively. For the same period in 2004, we paid dividends totaling $60,410,000 (or $1.185 per share) and $4,492,000 to holders of our common stock and preferred stock, respectively. The increase in common stock dividends is attributable to the increase in common stock outstanding primarily as a result of common stock issuances pursuant to our DRIP, issuances pursuant to stock option exercises and restricted stock grants, and conversions of preferred stock into common stock. The increase in preferred dividends is primarily due to the issuance of 7,000,000 shares of 7.625% Series F Cumulative Redeemable Preferred Stock in September 2004.

Off-Balance Sheet Arrangements

     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At June 30, 2005, our obligation under the letter of credit was $2,450,000.

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. As of June 30, 2005, we participated in two interest rate swap agreements related to our long-term debt. Our interest rate swaps are discussed below in “Contractual Obligations” and “Results of Operations.”

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of June 30, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2005	2006-2007	2008-2009	Thereafter

Unsecured lines of credit arrangements (1)	$540,000	$0	$40,000	$500,000	$0
Senior unsecured notes	894,830		52,500	42,330	800,000
Secured debt	168,790	1,674	18,579	44,597	103,940
Contractual interest obligations	886,127	49,942	320,527	204,644	311,014
Capital lease obligations
Operating lease obligations	15,149	891	2,341	1,857	10,060
Purchase obligations	65,522	7,212	26,193	25,000	7,117
Other long-term liabilities

Total contractual obligations	$2,570,418	$59,719	$460,140	$818,428	$1,232,131

(1) Unsecured lines of credit arrangements reflected at 100% capacity.

     We have an unsecured credit arrangement with a consortium of ten banks providing for a revolving line of credit (“revolving credit”) in the amount of $500,000,000, which expires on June 22, 2008 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (4.590% at June 30, 2005). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and is currently 0.9%. In addition, we pay a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depends upon our rating with Moody’s and Standard & Poor’s and is currently 0.225% of each bank’s commitment. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. We have another unsecured line of credit arrangement with one bank for a total of $40,000,000, which expires May 31, 2006. Borrowings under this line of credit are subject to interest at either the bank’s prime rate of interest (6.00% at June 30, 2005) or 1.3% plus the applicable LIBOR interest rate, at our option. Principal is due upon expiration of the agreement. At June 30, 2005, we had $318,000,000 outstanding under the unsecured lines of credit arrangements and estimated total contractual interest obligations of $54,672,000. Contractual interest obligations are estimated based on the assumption that the balance of $318,000,000 at June 30, 2005 is constant until maturity at interest rates in effect at June 30, 2005.

     At June 30, 2005, we had $894,830,000 of senior unsecured notes outstanding with fixed annual interest rates ranging from 5.875% to 8.0%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $662,764,000 at June 30, 2005. Additionally, we have 32 mortgage loans totaling $168,790,000, collateralized by health care facilities, with fixed annual interest rates ranging from 6.18% to 12%, payable monthly. The carrying values of the health care properties securing the mortgage loans totaled $236,795,000 at June 30, 2005. Total contractual interest obligations on mortgage loans totaled $131,376,000 at June 30, 2005.

     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6% and pay a variable rate based on six-month LIBOR plus a spread. At June 30, 2005, total contractual interest obligations were estimated to be $37,315,000 based on interest rates in effect at June 30, 2005.

     At June 30, 2005, we had operating lease obligations of $15,149,000 relating to our office space, six assisted living facilities and three skilled nursing facilities.

     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At June 30, 2005, we had outstanding construction financings of $449,000 for leased properties and were committed to providing additional financing of approximately $1,746,000 to complete construction. At June 30, 2005, we had contingent purchase obligations totaling $63,776,000. These contingent purchase obligations primarily relate to deferred acquisition fundings. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

Capital Structure

     As of June 30, 2005, we had stockholders’ equity of $1,313,965,000 and a total outstanding debt balance of $1,381,620,000, which represents a debt to total book capitalization ratio of 51%. Our ratio of debt to market capitalization was 37% at June 30, 2005. For the six months ended June 30, 2005, our coverage ratio of EBITDA to interest was 2.80 to 1.00 and our coverage ratio of EBITDA to fixed charges was 2.20 to 1.00. Also, at June 30, 2005, we had $15,067,000 of cash and cash equivalents and $222,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.

     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2005, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration that could be triggered by our debt ratings. However, under our unsecured lines of credit arrangements, the ratings on our senior unsecured notes are used to determine the fees and interest payable.

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

     As of July 15, 2005, we had an effective shelf registration statement on file with the SEC under which we may issue up to $831,794,619 of securities including debt securities, common and preferred stock, depositary shares, warrants and units. Also, as of July 15, 2005, we had an effective registration statement on file in connection with our enhanced DRIP program under which we may issue up to 6,314,213 shares of common stock. As of July 15, 2005, 4,001,564 shares of common stock remained available for issuance under this registration statement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional health care facilities and to repay borrowings under our unsecured lines of credit arrangements.

Results of Operations

     Net income (loss) available to common stockholders for the three months ended June 30, 2005 totaled ($1,606,000), or ($0.03) per diluted share, as compared with $19,207,000, or $0.37 per diluted share, for the same period in 2004. Net income available to common stockholders for the six months ended June 30, 2005 totaled $16,198,000, or $0.30 per diluted share, as compared with $37,862,000, or $0.73 per diluted share, for the same period in 2004. Net income available to common stockholders decreased from the prior year primarily due to the loss on extinguishment of debt totaling $18,448,000, or $0.34 per diluted share. This charge is discussed in further detail below.

     FFO for the three months ended June 30, 2005 totaled $19,427,000, or $0.36 per diluted share, as compared with $35,760,000, or $0.69 per diluted share, for the same period in 2004. FAD for the three months ended June 30, 2005 totaled $18,251,000, or $0.34 per diluted share, as compared to $33,291,000, or $0.64 per diluted share, for the same period in 2004. FFO for the six months ended June 30, 2005 totaled $57,738,000, or $1.08 per diluted share, as compared with $71,550,000, or $1.39 per diluted share, for the same period in 2004. FAD for the six months ended June 30,

2005 totaled $53,706,000, or $1.00 per diluted share, as compared to $62,417,000, or $1.21 per diluted share, for the same period in 2004. Net income available to common stockholders decreased from the prior year primarily due to the loss on extinguishment of debt totaling $18,448,000, or $0.34 per diluted share. This charge is discussed in further detail below. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding FFO and FAD and for reconciliations of FFO and FAD to NICS.

     EBITDA for the three months ended June 30, 2005 totaled $47,787,000, as compared with $58,068,000 for the same period in 2004. EBITDA for the six months ended June 30, 2005 totaled $112,677,000, as compared with $116,235,000 for the same period in 2004. Our coverage ratio of EBITDA to total interest was 2.80 times for the six months ended June 30, 2005 as compared with 3.21 times for the same period in 2004. Our coverage ratio of EBITDA to fixed charges was 2.20 times for the six months ended June 30, 2005 as compared with 2.85 times for the same period in 2004. EBITDA, interest coverage and fixed charge coverage all decreased from the prior year primarily due to the loss on extinguishment of debt totaling $18,448,000, or $0.34 per diluted share. This charge is discussed in further detail below. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding EBITDA and a reconciliation of EBITDA to net income.

     Revenues were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	Jun. 30, 2005	Jun. 30, 2004	$	%	Jun. 30, 2005	Jun. 30, 2004	$	%
Rental income	$62,791	$52,413	$10,378	20%	$124,765	$105,632	$19,133	18%
Interest income	5,269	5,923	(654)	-11%	10,252	11,636	(1,384)	-12%
Transaction fees and other income	547	565	(18)	-3%	1,970	1,279	691	54%

Totals	$68,607	$58,901	$9,706	16%	$136,987	$118,547	$18,440	16%

     The increase in gross revenues is primarily attributable to increased rental income resulting from the acquisitions of new properties for which we receive rent offset by sales of real property. During the period July 1, 2004 to June 30, 2005, we acquired 22 assisted living facilities, 59 skilled nursing facilities and five specialty care facilities for $601,471,000. During that same period, we sold two assisted living facilities, one skilled nursing facility and one parcel of land with carrying values of $13,936,000. On a net basis, this represents the addition of 83 revenue producing facilities totaling $587,535,000.

     As discussed above, prior to June 2004, our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight-line basis over the minimum lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. While this change does not affect our cash flow or our ability to pay dividends, it is anticipated that we will generate additional organic growth and minimize non-cash straight-line rent over time. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. As of June 30, 2005, we had no leases expiring prior to March 2009.

     Interest income decreased from 2004 primarily due to a decrease in the balance of outstanding loans and non-recognition of interest income related to loans on non-accrual. Transaction fees and other income increased for the year-to-date period primarily due to a $750,000 assignment consent fee received in the first quarter of 2005 relating to a payoff which did not occur. There was no such fee in the prior year.

     Expenses were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	Jun. 30, 2005	Jun. 30, 2004	$	%	Jun. 30, 2005	Jun. 30, 2004	$	%
Interest expense	$19,984	$17,104	$2,880	17%	$39,579	$35,245	$4,334	12%
Provision for depreciation	21,000	17,166	3,834	22%	41,271	33,673	7,598	23%
General and administrative	4,337	3,560	777	22%	8,355	6,719	1,636	24%
Loan expense	673	872	(199)	-23%	1,535	1,763	(228)	-13%
Loss on extinguishment of debt	18,448		18,448	n/a	18,448		18,448	n/a
Provision for loan losses	300	300	0	0%	600	600	0	0%

Totals	$64,742	$39,002	$25,740	66%	$109,788	$78,000	$31,788	41%

     The increase in total expenses is primarily attributable to the loss on extinguishment of debt in 2005 and increases in interest expense and the provision for depreciation. In April 2005, we closed on a public offering of $250,000,000 of 5.875% senior unsecured notes due May 2015 at an effective yield of 5.913%. In May 2005, we redeemed all of our outstanding $50,000,000 8.17% senior unsecured notes due March 2006, we completed a tender offer for $57,670,000 of our outstanding $100,000,000 7.625% senior unsecured notes due March 2008 and we redeemed $122,500,000 of our outstanding $175,000,000 7.5% senior unsecured notes due August 2007. We recognized one-time charges on the extinguishment of debt totaling approximately $18,448,000 in the second quarter of 2005 as a result of this activity.

     The increase in interest expense is primarily due to higher average borrowings offset by lower average borrowing costs. For the six months ended June 30, 2005, we had an average monthly outstanding balance of $942,519,000 of unsecured senior notes as compared to $845,000,000 for the same period in 2004. Our weighted average interest rate on unsecured senior notes has declined from 7.25% at June 30, 2004 to 6.69% at June 30, 2005. In addition, during the six months ended June 30, 2005, we had an average daily outstanding balance of $123,600,000. During the same period in 2004, we did not carry an outstanding balance under our unsecured lines of credit until June 30, 2004.

     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. For the three and six months ended June 30, 2005, we generated $367,000 and $777,000, respectively, of savings related to our Swaps that was recorded as a reduction of interest expense. For the three and six months ended June 30, 2004, we generated $513,000 of savings related to the Swaps that was recorded as a reduction of interest expense.

     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the three and six months ended June 30, 2005 totaled $348,000 and $614,000, respectively, as compared with $199,000 and $336,000 for the same periods in 2004.

     The provision for depreciation increased primarily as a result of additional investments in properties owned directly by us offset by sales of real property. See the discussion of rental income above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation will change accordingly.

     General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three and six months ended June 30, 2005, were 6.32% and 6.08%, respectively, as compared with 6.04% and 5.60% for the same periods in 2004. The increase from 2004 is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives and to costs associated with various professional service fees (including costs associated with SOX compliance).

     Loan expense and the provision for loan losses are consistent with the prior year. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed below in “Critical Accounting Policies.”

     Other items were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	Jun. 30, 2005	Jun. 30, 2004	$	%	Jun. 30, 2005	Jun. 30, 2004	$	%
Gain (loss) on sales of properties	$(24)	$1,129	$(1,153)	-102%	$(134)	$1,129	$(1,263)	-112%
Discontinued operations, net	(11)	401	(412)	-103%	5	678	(673)	-99%
Preferred dividends	(5,436)	(2,222)	(3,214)	145%	(10,872)	(4,492)	(6,380)	142%

Totals	$(5,471)	$(692)	$(4,779)	691%	$(11,001)	$(2,685)	$(8,316)	310%

     During the six months ended June 30, 2005, we sold properties with carrying values of $10,034,000 for a net loss of $134,000. These properties generated $5,000 of income after deducting depreciation and interest expense from rental revenue for the six months ended June 30, 2005. All properties sold subsequent to January 1, 2004 generated $678,000 of income after deducting depreciation and interest expense from rental revenue for the six months ended June 30, 2004. Please refer to Note F of our unaudited consolidated financial statements for further discussion.

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

     In April 2002, the Financial Accounting Standards Board issued Statement No. 145 that requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. We adopted the standard effective January 1, 2003. We have properly reflected the loss on extinguishment of debt and we have not added back $18,448,000, or $0.34 per diluted share, to net income in the calculation of FFO, FAD or EBITDA.

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

     FFO, FAD and EBITDA are financial measures that are widely used by investors, equity and debt analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. Management uses these financial measures to facilitate internal and external comparisons to our historical operating results, in making operating decisions, and for budget planning purposes. Additionally, FFO and FAD are utilized by the Board of Directors to evaluate management. FFO, FAD and EBITDA do not represent net income or cash flow provided from operating activities as determined in accordance with U.S. GAAP and should not be considered as alternative measures of profitability or liquidity. Finally, FFO, FAD and EBITDA, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts or other companies.

     The table below reflects the reconciliation of FFO to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation includes provision for depreciation from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30
	2004	2004	2004	2004	2005	2005

FFO Reconciliation:
Net income (loss) available to common stockholders	$18,655	$19,207	$19,004	$15,767	$17,803	$(1,606)
Provision for depreciation	17,134	17,682	18,889	20,310	20,396	21,009
Loss (gain) on sales of properties		(1,129)		1,272	110	24
Prepayments fees				(50)

Funds from operations	$35,789	$35,760	$37,893	$37,299	$38,309	$19,427

Average common shares outstanding:
Basic	50,580	51,232	51,538	52,326	52,963	53,429
Diluted - for net income (loss) purposes	51,358	51,828	52,008	52,784	53,454	53,429
Diluted - for FFO purposes	51,358	51,828	52,008	52,784	53,454	53,765

Per share data:
Net income (loss) available to common stockholders
Basic	$0.37	$0.37	$0.37	$0.30	$0.34	$(0.03)
Diluted	0.36	0.37	0.37	0.30	0.33	(0.03)

Funds from operations
Basic	$0.71	$0.70	$0.74	$0.71	$0.72	$0.36
Diluted	0.70	0.69	0.73	0.71	0.72	0.36

     The table below reflects the reconciliation of FAD to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation includes provision for depreciation from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30
	2004	2004	2004	2004	2005	2005

FAD Reconciliation:
Net income (loss) available to common stockholders	$18,655	$19,207	$19,004	$15,767	$17,803	$(1,606)
Provision for depreciation	17,134	17,682	18,889	20,310	20,396	21,009
Loss (gain) on sales of properties		(1,129)		1,272	110	24
Prepayments fees				(50)
Rental income in excess of cash received	(6,664)	(2,469)	(3,002)	(1,657)	(2,855)	(1,176)

Funds available for distribution	$29,125	$33,291	$34,891	$35,642	$35,454	$18,251

Average common shares outstanding:
Basic	50,580	51,232	51,538	52,326	52,963	53,429
Diluted - for net income (loss) purposes	51,358	51,828	52,008	52,784	53,454	53,429
Diluted - for FAD purposes	51,358	51,828	52,008	52,784	53,454	53,765

Per share data:
Net income (loss) available to common stockholders
Basic	$0.37	$0.37	$0.37	$0.30	$0.34	$(0.03)
Diluted	0.36	0.37	0.37	0.30	0.33	(0.03)

Funds available for distribution
Basic	$0.58	$0.65	$0.68	$0.68	$0.67	$0.34
Diluted	0.57	0.64	0.67	0.68	0.66	0.34

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

	Three Months Ended
	March 31		June 30		September 30		December 31		March 31		June 30
	2004		2004		2004		2004		2005		2005
EBITDA Reconciliation:
Net income	$20,925		$21,429		$21,807		$21,209		$23,239		$3,830
Interest expense	18,552		17,366		17,896		18,742		19,645		19,986
Capitalized interest	137		199		254		285		265		348
Provision for depreciation	17,134		17,682		18,889		20,310		20,396		21,009
Amortization	1,118		1,092		1,021		1,016		1,042		2,314
Provision for loan losses	300		300		300		300		300		300

EBITDA	$58,166		$58,068		$60,167		$61,862		$64,887		$47,787

Interest Coverage Ratio:
Interest expense	$18,552		$17,366		$17,896		$18,742		$19,645		$19,986
Capitalized interest	137		199		254		285		265		348

Total interest	18,689		17,565		18,150		19,027		19,910		20,334
EBITDA	$58,166		$58,068		$60,167		$61,862		$64,887		$47,787

Interest coverage ratio	3.11	x	3.31	x	3.31	x	3.25	x	3.26	x	2.35	x

Fixed Charge Coverage Ratio:
Total interest	$18,689		$17,565		$18,150		$19,027		$19,910		$20,334
Preferred dividends	2,270		2,222		2,803		5,442		5,436		5,436

Total fixed charges	20,959		19,787		20,953		24,469		25,346		25,770
EBITDA	$58,166		$58,068		$60,167		$61,862		$64,887		$47,787

Fixed charge coverage ratio	2.78	x	2.93	x	2.87	x	2.53	x	2.56	x	1.85	x

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

For the six months ended June 30, 2005, we recorded $600,000 as provision for loan losses, resulting in an allowance for loan losses of $5,861,000 relating to loans with outstanding balances of $41,194,000 at June 30, 2005. Also at June 30, 2005, we had loans with outstanding balances of $35,558,000 on non-accrual status.

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

For the six months ended June 30, 2005, we recorded $33,599,000 and $7,807,000 as provision for depreciation relating to buildings and improvements, respectively. The average useful life of our buildings and improvements was 31.0 years and 9.6 years, respectively, at June 30, 2005.

Impairment of Long-Lived Assets

We review our long-lived assets for potential impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. An impairment charge must be recognized when the carrying value of a long-lived asset is not recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that a permanent impairment of a long-lived asset has occurred, the carrying value of the asset is reduced to its fair value and an impairment charge is recognized for the difference between the arrying value and the fair value.
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

We did not record any impairment charges for the six months ended June 30, 2005.

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
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At June 30, 2005, we participated in two interest rate swap agreements related to our long-term debt. At June 30, 2005, the swaps were reported at their fair value as a $6,566,000 other asset. For the six months ended June 30, 2005, we generated $777,000 of savings related to our swaps that was recorded as a reduction in interest expense.

Revenue Recognition

Revenue is recorded in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended (“SAB101”). SAB101 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility. If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risk. Prior to June 2004, our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight- line basis over the initial lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.
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

For the six months ended June 30, 2005, we recognized $10,252,000 of interest income and $124,957,000 of rental income, including discontinued operations. Rental income includes $4,032,000 of straight-line rental income. At June 30, 2005, our straight-line receivable balance was $67,351,000. Also at June 30, 2005, we had loans with outstanding balances of $35,558,000 on non-accrual status.

Forward-Looking Statements and Risk Factors

     This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of our portfolio; the performance of our operators and properties; our ability to enter into agreements with new viable tenants for properties that we take back from financially troubled tenants, if any; our ability to make distributions; our policies and plans regarding investments, financings and other matters; our tax status as a real estate investment trust; our ability to appropriately balance the use of debt and equity; our ability to access capital markets or other sources of funds; and our ability to meet our earnings guidance. When we use words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including prevailing interest rates; serious issues facing the health care industry, including compliance with and changes to regulations and payment policies and operators’ difficulty in obtaining and maintaining adequate liability and other insurance; changes in financing terms available to us; competition within the health care and senior housing industries; changes in federal, state and local legislation; negative developments in the operating results or financial condition of operators, including, but not limited to, their ability to pay rent and repay loans; our ability to transition or sell underperforming facilities with a profitable result; inaccuracies in any of our assumptions; operator bankruptcies; government regulations affecting Medicare and Medicaid reimbursement rates; liability claims and insurance costs for our operators; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting our properties; delays in reinvestment of sales proceeds; changes in rules or practices governing our financial reporting; and structure related factors, including REIT qualification, anti-takeover provisions and key management personnel. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2004, including factors identified under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

     A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $37,354,000 at June 30, 2005 ($28,566,000 at June 30, 2004). Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets.

     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At June 30, 2005, the Swaps were reported at their fair value as a $6,566,000 other asset. A 1% increase in interest rates would result in a decrease in fair value of our Swaps by approximately $7,123,000 at June 30, 2005 ($7,433,000 at June 30, 2004).

     Our variable rate debt, including our unsecured lines of credit arrangements, is reflected at fair value. At June 30, 2005, we had $318,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $3,180,000. At June 30, 2004, we had $41,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $410,000.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     Our annual meeting of stockholders was duly called and held on May 5, 2005 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the SEC. There was no solicitation in opposition to the Board’s nominees for election as directors as listed in the Proxy Statement, and all such nominees were elected.

     Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the SEC pursuant to Regulation 14A and incorporated herein by reference) as follows:

Proposal #1 — Election of three directors for a term of three years:

Nominee	For	Withheld
William C. Ballard, Jr.	49,932,932	516,584
Peter J. Grua	50,134,345	315,171
R. Scott Trumbull	49,923,100	526,416

Proposal #2 — Approval of the Health Care REIT, Inc. 2005 Long-Term Incentive Plan:

For	30,300,101
Against	3,587,092
Abstain	402,271

Proposal #3 — Ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year 2005:

For	49,806,888
Against	501,476
Abstain	141,151

Item 6. Exhibits

4.1	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).

4.2	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).

4.3	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).

4.4	Supplemental Indenture No. 4, dated as of April 27, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 28, 2005, and incorporated herein by reference thereto).

10.1	Credit Agreement by and among the Company and certain of its subsidiaries and Fifth Third Bank, dated as of May 31, 2005 (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed June 6, 2005, and incorporated herein by reference thereto).

10.2	Second Amended and Restated Loan Agreement by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents, dated as of June 22, 2005 (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed June 28, 2005, and incorporated herein by reference thereto).

10.3	Form of Restricted Stock Agreement for Executive Officers under the Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.2 to the Company’s Form 8-K filed June 28, 2005, and incorporated herein by reference thereto).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.

Date: July 22, 2005	By:	/s/ George L. Chapman

George L. Chapman,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 22, 2005	By:	/s/ Raymond W. Braun

Raymond W. Braun,
President and Chief Financial Officer
(Principal Financial Officer)

Date: July 22, 2005	By:	/s/ Paul D. Nungester, Jr.

Paul D. Nungester, Jr.,
Controller
(Principal Accounting Officer)