Form 10-Q
period 2005-09-30
HEALTH CARE REIT INC /DE/
filed 2005-10-21
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes ☑ No ☐
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
          As of October 14, 2005, the registrant had 54,631,567 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	September 30	December 31
	2005	2004
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned
Land	$225,604	$208,173
Buildings & improvements	2,373,762	2,176,327
Real property held for sale, net of accumulated depreciation	52,167
Construction in progress	1,135	25,463

	2,652,668	2,409,963
Less accumulated depreciation	(265,478)	(219,536)

Total real property owned	2,387,190	2,190,427

Loans receivable
Real property loans	213,172	213,067
Subdebt investments	22,087	43,739

	235,259	256,806
Less allowance for losses on loans receivable	(6,161)	(5,261)

	229,098	251,545

Net real estate investments	2,616,288	2,441,972

Other assets:
Equity investments	3,298	3,298
Deferred loan expenses	8,781	6,958
Cash and cash equivalents	27,119	19,763
Receivables and other assets	81,412	77,652

	120,610	107,671

Total assets	$2,736,898	$2,549,643

Liabilities and stockholders’ equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$304,000	$151,000
Senior unsecured notes	894,830	875,000
Secured debt	174,324	160,225
Accrued expenses and other liabilities	44,048	28,139

Total liabilities	1,417,202	1,214,364

Stockholders’ equity:
Preferred stock	276,989	283,751
Common stock	54,534	52,860
Capital in excess of par value	1,191,240	1,139,723
Treasury stock	(1,766)	(1,286)
Cumulative net income	798,183	745,817
Cumulative dividends	(999,737)	(884,890)
Accumulated other comprehensive income	1	1
Other equity	252	(697)

Total stockholders’ equity	1,319,696	1,335,279

Total liabilities and stockholders’ equity	$2,736,898	$2,549,643

NOTE: The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(In thousands, except per share data)
Revenues:
Rental income	$67,295	$55,648	$189,289	$157,615
Interest income	4,997	5,560	15,249	17,196
Transaction fees and other income	773	593	2,742	1,873

	73,065	61,801	207,280	176,684

Expenses:
Interest expense	21,205	17,376	59,924	51,663
Provision for depreciation	21,176	18,088	60,665	50,038
General and administrative	4,640	3,618	12,993	10,339
Loan expense	673	805	2,209	2,568
Impairment of assets		314		314
Loss on extinguishment of debt			18,448
Provision for loan losses	300	300	900	900

	47,994	40,501	155,139	115,822

Income from continuing operations	25,071	21,300	52,141	60,862

Discontinued operations:
Net gain (loss) on sales of properties			(134)	1,129
Income from discontinued operations, net	226	507	359	2,170

	226	507	225	3,299

Net income	25,297	21,807	52,366	64,161

Preferred stock dividends	5,389	2,803	16,261	7,295

Net income available to common stockholders	$19,908	$19,004	$36,105	$56,866

Average number of common shares outstanding:
Basic	54,038	51,538	53,498	51,200
Diluted	54,359	52,008	53,867	51,787

Earnings per share:
Basic:
Income from continuing operations available to common stockholders	$0.37	$0.36	$0.67	$1.05
Discontinued operations, net		0.01		0.06

Net income available to common stockholders	$0.37	$0.37	$0.67	$1.11

Diluted:
Income from continuing operations available to common stockholders	$0.37	$0.36	$0.67	$1.04
Discontinued operations, net		0.01		0.06

Net income available to common stockholders	$0.37	$0.37	$0.67	$1.10

Dividends declared and paid per common share	$0.62	$0.60	$1.84	$1.785
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Nine Months Ended September 30, 2005
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands)
Balances at beginning of period	$283,751	$52,860	$1,139,723	$(1,286)	$745,817	$(884,890)	$1	$(697)	$1,335,279
Comprehensive income:
Net income					52,366				52,366
Other comprehensive income:
Unrealized gain (loss) on equity investments									0

Total comprehensive income									52,366

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		1,467	44,962	(480)					45,949
Conversion of preferred stock	(6,762)	207	6,555						0
Restricted stock amortization								552	552
Compensation expense related to stock options								397	397
Cash dividends paid:
Common stock-$1.84 per share						(98,586)			(98,586)
Preferred stock, Series D-$1.4766 per share						(5,906)			(5,906)
Preferred stock, Series E-$1.125 per share						(347)			(347)
Preferred stock, Series F-$1.4297 per share						(10,008)			(10,008)

Balances at end of period	$276,989	$54,534	$1,191,240	$(1,766)	$798,183	$(999,737)	$1	$252	$1,319,696

	Nine Months Ended September 30, 2004
							Accumulated
			Capital In				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands)
Balances at beginning of period	$120,761	$50,298	$1,069,887	$(523)	$660,446	$(749,166)	$1	$(2,025)	$1,149,679
Comprehensive income:
Net income					64,161				64,161
Other comprehensive income:
Unrealized gain (loss) on equity investments									0

Total comprehensive income									64,161

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		1,631	47,254	(327)					48,558
Proceeds from issuance of preferred shares	175,000		(5,628)						169,372
Conversion of preferred stock	(6,467)	198	6,269						0
Restricted stock amortization								716	716
Compensation expense related to stock options								284	284
Cash dividends paid:
Common stock-$1.785 per share						(91,461)			(91,461)
Preferred stock, Series D-$1.4766 per share						(5,907)			(5,907)
Preferred stock, Series E-$1.125 per share						(795)			(795)
Preferred stock, Series F-$0.085 per share						(593)			(593)

Balances at end of period	$289,294	$52,127	$1,117,782	$(850)	$724,607	$(847,922)	$1	$(1,025)	$1,334,014

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30
	2005	2004
	(In thousands)
Operating activities
Net income	$52,366	$64,161
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for depreciation	63,473	53,705
Amortization	4,267	3,231
Provision for loan losses	900	900
Impairment of assets		314
Rental income in excess of cash received	(4,149)	(12,135)
(Gain) loss on sales of properties	134	(1,129)
Increase (decrease) in accrued expenses and other liabilities	(1,243)	(8,483)
Decrease (increase) in receivables and other assets	(775)	(5,266)

Net cash provided from (used in) operating activities	114,973	95,298

Investing activities
Investment in real property	(226,085)	(431,923)
Investment in loans receivable and subdebt investments	(39,125)	(39,702)
Principal collected on loans receivable and subdebt investments	56,373	22,732
Proceeds from sales of properties	9,900	34,937
Other	259	1,328

Net cash provided from (used in) investing activities	(198,678)	(412,628)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	153,000	80,000
Proceeds from issuance of senior notes	250,000	50,801
Principal payments on senior notes	(230,170)	(40,000)
Principal payments on secured debt	(8,210)	(1,843)
Net proceeds from the issuance of common stock	46,429	48,885
Net proceeds from the issuance of preferred stock		169,372
Decrease (increase) in deferred loan expense	(5,141)	(206)
Cash distributions to stockholders	(114,847)	(98,756)

Net cash provided from (used in) financing activities	91,061	208,253

Increase (decrease) in cash and cash equivalents	7,356	(109,077)
Cash and cash equivalents at beginning of period	19,763	124,496

Cash and cash equivalents at end of period	$27,119	$15,419

Supplemental cash flow information-interest paid	$63,283	$62,373

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A – Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily an indication of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
NOTE B – Real Estate Investments
     During the nine months ended September 30, 2005, we invested $226,085,000 in real property (including $4,782,000 of advances for construction in progress) and provided loan financings of $39,125,000. Real property acquisitions included the assumption of debt totaling $22,309,000. As of September 30, 2005, we had approximately $1,060,000 in unfunded construction commitments. Also during the nine months ended September 30, 2005, we sold real property generating $9,900,000 of net proceeds and collected $56,373,000 as repayment of principal on loans receivable.
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
     On August 22, 2005, we paid a dividend of $0.62 per share to stockholders of record on July 29, 2005. This dividend related to the period from April 1, 2005 through June 30, 2005.
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement No. 133, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At September 30, 2005, the Swaps were reported at their fair value as a $3,237,000 other asset. For the three and nine months ended September 30, 2005, we generated $200,000 and $977,000, respectively, of savings related to the Swaps that was recorded as a reduction in interest expense. For the three and nine months ended September 30, 2004, we generated $719,000 and $1,232,000, respectively, of savings related to the Swaps that was recorded as a reduction in interest expense.
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
NOTE F – Discontinued Operations
     Six assisted living facilities were held for sale as of September 30, 2005. We did not recognize an impairment loss on these assets as the fair value less estimated costs to sell exceeded our carrying values. See Note M for further discussion. Also, during the nine months ended September 30, 2005, we sold two assisted living facilities and one parcel of land with carrying values of $10,034,000 for a net loss of $134,000. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the income and expenses attributable to all properties held for sale and sold subsequent to January 1, 2002 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Revenues:
Rental income	$1,536	$1,828	$4,498	$7,987

Expenses:
Interest expense	419	520	1,331	2,150
Provision for depreciation	891	801	2,808	3,667

Income from discontinued operations, net	$226	$507	$359	$2,170

NOTE G – Contingent Liabilities
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At September 30, 2005, our obligation under the letter of credit was $2,450,000.
     As of September 30, 2005, we had approximately $1,060,000 of unfunded construction commitments.
NOTE H – Accumulated Other Comprehensive Income
     Accumulated other comprehensive income includes unrealized gains or losses on our equity investments. This item is included as a component of stockholders’ equity. We did not recognize any comprehensive income other than the recorded net income for the three and nine months ended September 30, 2005 or 2004.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE I – Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Numerator for basic and diluted earnings per share — net income available to common stockholders	$19,908	$19,004	$36,105	$56,866

Denominator for basic earnings per share — weighted average shares	54,038	51,538	53,498	51,200

Effect of dilutive securities:
Employee stock options	137	283	185	400
Non-vested restricted shares	184	187	184	187

Dilutive potential common shares	321	470	369	587

Denominator for diluted earnings per share — adjusted weighted average shares	54,359	52,008	53,867	51,787

Basic earnings per share	$0.37	$0.37	$0.67	$1.11

Diluted earnings per share	$0.37	$0.37	$0.67	$1.10

     The diluted earnings per share calculation excludes the dilutive effect of 0 and 112,000 options for the three and nine months ended September 30, 2005, respectively, because the exercise prices were greater than the average market price. The diluted earnings per share calculation excludes the dilutive effect of 112,000 options for the three and nine months ended September 30, 2004 because the exercise prices were greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock was not included in these calculations as the effect of the conversion into common stock was anti-dilutive for the periods presented.
NOTE J – Other Equity
     Other equity consists of the following (in thousands):

	September 30	December 31
	2005	2004
Accumulated compensation expense related to stock options	$949	$552
Unamortized restricted stock	(697)	(1,249)

	$252	$(697)

     Unamortized restricted stock represents the unamortized value of restricted stock granted to employees and directors prior to January 1, 2003. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $184,000 and $552,000 for the three and nine months ended September 30, 2005, respectively, and $238,000 and $716,000 for the same periods in 2004.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which we were required to adopt for fiscal years beginning after December 15, 2002, with transition provisions for certain matters. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we commenced recognizing compensation expense in accordance with Statement No. 123, as amended, on a prospective basis. Accumulated option compensation expense represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $132,000 and $397,000 for the three and nine months ended September 30, 2005, respectively, and $95,000 and $284,000 for the same periods in 2004.
     The following table illustrates the effect on net income available to common stockholders for the periods presented if we had applied the fair value recognition provisions of Statement No. 123, as amended, to stock-based compensation for options granted since 1995 but prior to adoption at January 1, 2003 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Numerator:
Net income available to common stockholders — as reported	$19,908	$19,004	$36,105	$56,866

Deduct: Stock based employee compensation expense determined under fair value based method for all awards	45	76	136	229

Net income available to common stockholders — pro forma	$19,863	$18,928	$35,969	$56,637

Denominator:
Basic weighted average shares — as reported and pro forma	54,038	51,538	53,498	51,200

Effect of dilutive securities:
Employee stock options — pro forma	129	269	379	386
Non-vested restricted shares	184	187	184	187

Dilutive potential common shares	313	456	563	573

Diluted weighted average shares — pro forma	54,351	51,994	54,061	51,773

Net income available to common stockholders per share — as reported
Basic	$0.37	$0.37	$0.67	$1.11
Diluted	0.37	0.37	0.67	1.10

Net income available to common stockholders per share — pro forma
Basic	$0.37	$0.37	$0.67	$1.11
Diluted	0.37	0.36	0.67	1.09

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
NOTE M – Subsequent Events
     On October 12, 2005, we closed on the sale of a portfolio of six assisted living facilities that were held for sale as of September 30, 2005. The facilities were sold to the tenant for cash, with financing provided by a third-party. In connection with this sale, we anticipate recognizing a $1,538,000 gain on sale after repayment of $7,614,000 of outstanding loans receivable, $328,000 of equity investments and $4,157,000 of straight-line rent receivable. In addition, we anticipate the recognition of $1,500,000 of previously unrecorded interest income relating to the loans receivable which were on non-accrual status.

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
Executive Overview
Business
     Health Care REIT, Inc. is a self-administered, equity real estate investment trust that invests primarily in skilled nursing and assisted living facilities. We also invest in specialty care facilities. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. As of September 30, 2005, long-term care facilities, which include skilled nursing and assisted living facilities, comprised approximately 92% of our investment portfolio. The following table summarizes our portfolio as of September 30, 2005:

Type	(1)	Percentage	(2)	Percentage	Number	Number	Investment	Number	Number
of	Investments	of	Revenues	of	of	of	per	of	of
Facility	(in thousands)	Investments	(in thousands)	Revenues	Facilities	Beds/Units	Bed/Unit (3)	Operators (4)	States (4)
Assisted Living Facilities	$1,325,489	50%	$109,685	52%	233	15,639	$84,823	31	33
Skilled Nursing Facilities	1,093,750	42%	88,678	42%	180	24,626	44,414	22	26
Specialty Care Facilities	205,660	8%	13,415	6%	13	1,267	162,320	6	7

Totals	$2,624,899	100%	$211,778	100%	426	41,532

(1)	Investments include gross real estate investments and credit enhancements which amounted to $2,622,449,000 and $2,450,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the nine months ended September 30, 2005.

(3)	Investment per Bed/Unit was computed by using the total investment amount of $2,625,959,000 which includes gross real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $2,622,449,000, $2,450,000 and $1,060,000, respectively.

(4)	We have investments in properties located in 37 states and managed by 52 different operators.
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
     In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. We typically invest in or finance up to 90% of the appraised value of a property. Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates. As of September 30, 2005, 85% of our real property was subject to master leases, 97% of our real estate investments were cross-defaulted with other investments relating to the same operator and 86% of our real property loans were cross-collateralized with other loans to the same operator.
     For the nine months ended September 30, 2005, rental income and interest income represented 92% and 7%, respectively, of total gross revenues (including revenues from discontinued operations). Prior to June 2004, our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight-line basis over the initial lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. These escalators are not fixed, so no straight-line rent is recorded. Instead, rental income is recorded based on the contractual cash rental payments due for the period. This lease structure will initially generate lower revenues, net income and funds from operations compared to leases with fixed escalators that require straight-lining, but will enable us to generate additional organic growth and minimize non-cash straight-line rent over time. This change does not affect our cash flow or our ability to pay dividends. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. During the nine months ended September 30, 2005, we completed $267,849,000 of gross new investments and had $42,545,000 of investment payoffs, resulting in net investments of $225,304,000. We refined 2005 net investment guidance to a range of $125,000,000 to $175,000,000 from the previous guidance of $100,000,000 to $200,000,000. Although no additional investment payoffs appear highly likely at this time, we anticipate the potential repayment of certain loans receivable and the possible sale of additional real property. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on hand, we expect to borrow under our unsecured lines of credit arrangements. At September 30, 2005, we had $27,119,000 of cash and cash equivalents and $236,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.
Key Transactions in 2005
     We have completed the following key transactions to date in 2005:
•	our Board of Directors increased our quarterly dividend to $0.62 per share, which represents a two cent increase from the quarterly dividend of $0.60 paid for 2004. The dividend declared for the quarter ended September 30, 2005 represents the 138th consecutive dividend payment;

•	we completed $267,849,000 of gross investments and had $42,545,000 of investment payoffs;

•	we closed on a $500,000,000 unsecured revolving credit facility to replace our $310,000,000 facility which was scheduled to mature in May 2006. Among other things, the new facility provides us with additional financial flexibility and borrowing capacity, reduces our all-in borrowing costs by approximately 50 basis points, extends our agreement to June 2008 and permits us to increase the facility by $50,000,000 through an accordion feature during the first 24 months;

•	we closed on a $40,000,000 unsecured line of credit facility to replace our $30,000,000 facility which matured in May 2005. The new facility is an annual revolver scheduled to mature in May 2006 and reflects reduced pricing from the previous facility; and

•	we issued $250,000,000 of 5.875% senior unsecured notes due May 2015 at an effective yield of 5.913% in April 2005. We used proceeds from this offering to fund: (a) a redemption of all of our outstanding $50,000,000 8.17% senior unsecured notes due March 2006; (b) a redemption of $122,500,000 of our outstanding $175,000,000 7.5% senior unsecured notes due August 2007; and (c) a public tender offer for $57,670,000 of our outstanding $100,000,000 7.625% senior unsecured notes due March 2008.
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

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30
	2004	2004	2004	2004	2005	2005	2005

Net income (loss) available to common stockholders	$18,655	$19,207	$19,004	$15,767	$17,803	$(1,606)	$19,908
Funds from operations	35,789	35,760	37,893	37,299	38,309	19,427	41,975
Funds available for distribution	29,125	33,291	34,891	35,642	35,454	18,251	41,857

Per share data (fully diluted):
Net income (loss) available to common stockholders	$0.36	$0.37	$0.37	$0.30	$0.33	$(0.03)	$0.37
Funds from operations	0.70	0.69	0.73	0.71	0.72	0.36	0.77
Funds available for distribution	0.57	0.64	0.67	0.68	0.66	0.34	0.77
     Concentration Risk. We evaluate our concentration risk in terms of asset mix, investment mix, operator mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property. In order to qualify as an equity REIT, at least 75% of our real estate investments must be real property, including the land, buildings, improvements and related rights, which is owned by us and leased to an operator pursuant to a long-term operating lease. Investment mix measures the portion of our investments that relate to our various facility types. We invest primarily in long-term care facilities. Operator mix measures the portion of our investments that relate to our top five operators. We try to limit our top five operators to 50% of our total real estate investments. Geographic mix measures the portion of our investments that relate to our top five states. We try to limit our top five states to 50% of our total real estate investments. The following table reflects our recent historical trends of concentration risk:

	Period Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30
	2004	2004	2004	2004	2005	2005	2005

Asset mix:
Real property	87%	88%	89%	90%	90%	91%	91%
Loans receivable	11%	10%	9%	9%	9%	8%	8%
Subdebt Investments	2%	2%	2%	1%	1%	1%	1%

Investment mix:
Assisted living facilities	58%	57%	57%	54%	55%	51%	50%
Skilled nursing facilities	34%	36%	37%	39%	39%	42%	42%
Specialty care facilities	8%	7%	6%	7%	6%	7%	8%

Operator mix:
Emeritus Corporation	11%	11%	15%	15%	15%	14%	14%
Southern Assisted Living, Inc.	10%	10%	9%	8%	8%	8%	8%
Commonwealth Communities L.L.C.	10%	10%	8%	8%	8%	7%	7%
Delta Health Group, Inc.			8%	7%	7%	7%	7%
Home Quality Management, Inc.	9%	9%	8%	7%	7%	7%	6%
Life Care Centers of America, Inc.	6%	6%
Remaining operators	54%	54%	52%	55%	55%	57%	58%

Geographic mix:
Florida	9%	11%	16%	15%	15%	15%	15%
Massachusetts	14%	14%	12%	14%	15%	14%	13%
Texas			7%	6%		9%	8%
North Carolina	10%	10%	9%	8%	8%	7%	7%
Ohio	6%	6%		6%	6%	6%	6%
Tennessee	7%	7%	6%		6%
Remaining states	54%	52%	50%	51%	50%	49%	51%
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

	Three Months Ended
	March 31		June 30		September 30		December 31		March 31		June 30		September 30
	2004		2004		2004		2004		2005		2005		2005

Debt to book capitalization ratio	47%		47%		45%		47%		48%		51%		51%
Debt to market capitalization ratio	32%		36%		34%		34%		38%		37%		37%
Interest coverage ratio	3.11	x	3.31	x	3.31	x	3.25	x	3.26	x	2.35	x	3.25	x
Fixed charge coverage ratio	2.78	x	2.93	x	2.87	x	2.53	x	2.56	x	1.85	x	2.60	x
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
Portfolio Update
     Payment coverages in our portfolio continue to improve. Our overall stable payment coverage is at 1.91 times and represents an increase of one basis point from the prior quarter. The table below is a summary of the key performance measures for our portfolio. Census and payor mix data reflects the three months ended June 30, 2005. Coverage data reflects the 12 months ended June 30, 2005.

					Coverage Data
		Payor Mix			Before	After
	Census	Private	Medicare	Medicaid	Management Fees	Management Fees

Assisted Living Facilities	88%	85%	0%	15%	1.51x	1.28x
Skilled Nursing Facilities	86%	15%	16%	69%	2.20x	1.65x
Specialty Care Facilities	67%	29%	39%	32%	3.53x	2.91x

Weighted Averages					1.91x	1.54x
     Assisted Living Portfolio. At September 30, 2005, our assisted living portfolio was comprised of 233 facilities with 15,639 units and an investment balance of $1,325,489,000. The stabilized portfolio was comprised of 230 facilities with 15,370 units, an investment balance of $1,300,783,000, and payment coverage of 1.51 times, an increase of two basis points from the prior quarter. Our fill-up and construction properties remained within our stated goal of having no more than 10% to 15% of the portfolio in construction and fill-up.
     Skilled Nursing Portfolio. At September 30, 2005, our skilled nursing portfolio was comprised of 180 facilities with 24,626 beds and an investment balance of $1,093,750,000. Average occupancies have risen from a low of 81% in the third quarter of 2000 to 86% in the second quarter of 2005. Our stable payment coverage remains strong at 2.20 times, an increase of two basis points from the prior quarter.
     Specialty Care Portfolio. At September 30, 2005, our specialty care portfolio was comprised of 13 facilities with 1,267 beds and an investment balance of $205,660,000. Our stable payment coverage remains strong at 3.53 times, an increase of seven basis points from the prior quarter.
Corporate Governance
     Maintaining investor confidence and trust has become increasingly important in today’s business environment. Health Care REIT, Inc.’s Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on our Web site at www.hcreit.com and from us upon written request sent to the Vice President — Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio, 43603-1475.
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

	Nine Months Ended		Change
	Sep. 30, 2005	Sep. 30, 2004	$	%
Cash and cash equivalents at beginning of period	$19,763	$124,496	$(104,733)	-84%
Cash provided from (used in) operating activities	114,973	95,298	19,675	21%
Cash provided from (used in) investing activities	(198,678)	(412,628)	213,950	-52%
Cash provided from (used in) financing activities	91,061	208,253	(117,192)	-56%

Cash and cash equivalents at end of period	$27,119	$15,419	$11,700	76%

     Operating Activities. The increase in net cash provided from operating activities is primarily attributable to changes in receivables and accrued expenses and a decrease in rental income in excess of cash received. Changes in receivables are primarily due to timing of cash receipts of rent and interest from our operators. Changes in accrued expenses are primarily attributable to timing of cash disbursements for our contractual interest obligations. The decrease in rental income in excess of cash received is due primarily to an increase in cash payments outside normal monthly rental payments in 2005. In addition, as discussed above, prior to June 2004, our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight-line basis over the initial lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. These escalators are not fixed, so no straight-line rent is recorded. Instead, rental income is recorded based on the contractual cash rental payments due for the period.
     Investing Activities. The increase in net cash used in investing activities is primarily attributable to an increase in real property investments. At September 30, 2005, 91% of our real estate investments were real property investments. The investment activity during the nine months ended September 30, 2005 was approximately 93% real property investments. Investments for the nine months ended September 30, 2005 included the acquisition of four assisted living facilities, 27 skilled nursing facilities and five specialty care facilities for $224,841,000. These acquisitions included the assumption of debt totaling $22,309,000, resulting in $202,532,000 of cash disbursed for the acquisitions. The remaining $23,552,000 of real property investments relates primarily to funding of construction and renovations on existing facilities. Of this amount, $4,782,000 related to construction advances on three assisted living facilities. For the same period in 2004, we acquired 21 assisted living facilities and 35 skilled nursing facilities for $400,731,000. The prior year acquisitions included no assumption of debt. In addition, we advanced $31,192,000 relating to construction and renovations on existing facilities. Of this amount, $9,324,000 related to construction advances on three assisted living facilities.
     Financing Activities. The change in net cash provided from or used in financing activities is primarily attributable to changes related to our long-term debt and cash distributions to stockholders. For the nine months ended September 30, 2005, we had a net increase of $153,000,000 on our unsecured lines of credit arrangements as compared to an $80,000,000 net increase for the same period in 2004.

This was partially offset by an increase in our principal payments on secured debt which was primarily due to the payoff of $6,168,000 of mortgages in 2005. Principal payments on secured debt for the same period in 2004 were only regularly scheduled mortgage amortization payments.
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
     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. During the nine months ended September 30, 2005, we paid dividends totaling $98,586,000 (or $1.84 per share) and $16,261,000 to holders of our common stock and preferred stock, respectively. For the same period in 2004, we paid dividends totaling $91,461,000 (or $1.785 per share) and $7,295,000 to holders of our common stock and preferred stock, respectively. The increase in common stock dividends is attributable to the increase in common stock outstanding, primarily as a result of common stock issuances pursuant to our DRIP, issuances pursuant to stock option exercises and restricted stock grants, and conversions of preferred stock into common stock. The increase in preferred dividends is primarily due to the issuance of 7,000,000 shares of 7.625% Series F Cumulative Redeemable Preferred Stock in September 2004.
Off-Balance Sheet Arrangements
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At September 30, 2005, our obligation under the letter of credit was $2,450,000.
     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. As of September 30, 2005, we participated in two interest rate swap agreements related to our long-term debt. Our interest rate swaps are discussed below in “Contractual Obligations” and “Results of Operations.”
Contractual Obligations
     The following table summarizes our payment requirements under contractual obligations as of September 30, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2005	2006-2007	2008-2009	Thereafter
Unsecured lines of credit arrangements (1)	$540,000	$0	$40,000	$500,000	$0
Senior unsecured notes	894,830		52,500	42,330	800,000
Secured debt	174,324	977	18,669	44,703	109,975
Contractual interest obligations	857,973	25,719	313,774	204,224	314,256
Capital lease obligations
Operating lease obligations	14,702	444	2,341	1,857	10,060
Purchase obligations	47,680	5,045	21,345	20,500	790
Other long-term liabilities

Total contractual obligations	$2,529,509	$32,185	$448,629	$813,614	$1,235,081

(1)	Unsecured lines of credit arrangements reflected at 100% capacity.
     We have an unsecured credit arrangement with a consortium of ten banks providing for a revolving line of credit (“revolving credit”) in the amount of $500,000,000, which expires on June 22, 2008 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (4.832% at September 30, 2005). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and is currently 0.9%. In addition, we pay a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depends upon our ratings with Moody’s and Standard & Poor’s and is currently 0.225% of each bank’s commitment. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. We have another unsecured line of credit arrangement with one bank for a total of $40,000,000, which expires May 31, 2006. Borrowings under this line of credit are subject to interest at either the bank’s prime rate of interest (6.75% at September 30, 2005) or 1.3% plus the applicable LIBOR interest rate, at our option. Principal is due upon expiration of the agreement. At September 30, 2005, we had $304,000,000 outstanding under the unsecured lines of credit arrangements and estimated total contractual interest obligations of $38,367,000. Contractual interest obligations are estimated based on the assumption that the balance of $304,000,000 at September 30, 2005 is constant until maturity at interest rates in effect at September 30, 2005.
     At September 30, 2005, we had $894,830,000 of senior unsecured notes outstanding with fixed annual interest rates ranging from 5.875% to 8.0%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $646,983,000 at September 30, 2005. Additionally, we have 31 mortgage loans totaling $174,324,000, collateralized by health care facilities, with fixed annual interest rates ranging from 5.8% to 8.5%, payable monthly. The carrying values of the health care properties securing the mortgage loans totaled $245,968,000 at September 30, 2005. Total contractual interest obligations on mortgage loans totaled $130,803,000 at September 30, 2005.
     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6% and pay a variable rate based on six-month LIBOR plus a spread. At September 30, 2005, total contractual interest obligations were estimated to be $41,820,000 based on interest rates in effect at September 30, 2005.
     At September 30, 2005, we had operating lease obligations of $14,702,000 relating to our office space, six assisted living facilities and three skilled nursing facilities.
     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At September 30, 2005, we had outstanding construction financings of $1,135,000 for leased properties and were committed to providing additional financing of approximately $1,060,000 to complete construction. At September 30, 2005, we had contingent purchase obligations totaling $46,620,000. These contingent purchase obligations primarily relate to deferred acquisition fundings. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.
Capital Structure
     As of September 30, 2005, we had stockholders’ equity of $1,319,696,000 and a total outstanding debt balance of $1,373,154,000, which represents a debt to total book capitalization ratio of 51%. Our ratio of debt to market capitalization was 37% at September 30, 2005. For the nine months ended September 30, 2005, our coverage ratio of EBITDA to interest was 2.96 to 1.00 and our coverage ratio of EBITDA to fixed charges was 2.34 to 1.00. Also, at September 30, 2005, we had $27,119,000 of cash and cash equivalents and $236,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.
     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2005, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration that could be triggered by our debt ratings. However, under our unsecured lines of credit arrangements, the ratings on our senior unsecured notes are used to determine the fees and interest payable.
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
     As of October 14, 2005, we had an effective shelf registration statement on file with the SEC under which we may issue up to $831,794,619 of securities including debt securities, common and preferred stock, depositary shares, warrants and units. Also, as of October 14, 2005, we had an effective registration statement on file in connection with our enhanced DRIP program under which we may issue up to 6,314,213 shares of common stock. As of October 14, 2005, 3,540,924 shares of common stock remained available for issuance under this registration statement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional health care facilities and to repay borrowings under our unsecured lines of credit arrangements.
Results of Operations
     Net income available to common stockholders for the three months ended September 30, 2005 totaled $19,908,000, or $0.37 per diluted share, as compared with $19,004,000, or $0.37 per diluted share, for the same period in 2004. Net income available to common stockholders for the nine months ended September 30, 2005 totaled $36,105,000, or $0.67 per diluted share, as compared with $56,866,000, or $1.10 per diluted share, for the same period in 2004. Net income available to common stockholders decreased on a year-to-date basis from the prior year primarily due to the loss on extinguishment of debt totaling $18,448,000, or $0.34 per diluted share in the second quarter of 2005. This charge is discussed in further detail below.
     FFO for the three months ended September 30, 2005 totaled $41,975,000, or $0.77 per diluted share, as compared with $37,893,000, or $0.73 per diluted share, for the same period in 2004. FAD for the three months ended September 30, 2005 totaled $41,857,000, or $0.77 per diluted share, as compared to $34,891,000, or $0.67 per diluted share, for the same period in 2004. The increase in third quarter FFO is due primarily to an increase in rental income (including discontinued operations) offset by an increase in interest expense (including discontinued operations) and preferred stock dividends. The increase in third quarter FAD is primarily due to the items noted above for FFO and a decrease in rental income in excess of cash received. FFO for the nine months ended September 30, 2005 totaled $99,712,000, or $1.85 per diluted share, as compared with $109,442,000, or $2.11 per diluted share, for the same period in 2004. FAD for the nine months ended September 30, 2005 totaled $95,563,000, or $1.77 per diluted share, as compared to $97,307,000, or $1.88 per diluted share, for the same period in 2004. The decrease in year-to-date FFO is due primarily to an increase in rental income (including discontinued operations) offset by a decrease in interest income, the loss on extinguishment of debt and increases in interest expense (including discontinued operations), preferred stock dividends and general and administrative expenses. The decrease in year-to-date FAD is primarily due to the items noted above for FFO and a decrease in rental income in excess of cash received. These items are discussed in further detail below. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding FFO and FAD and for reconciliations of FFO and FAD to NICS.
     EBITDA for the three months ended September 30, 2005 totaled $70,211,000, as compared with $60,167,000 for the same period in 2004. EBITDA for the nine months ended September 30, 2005 totaled $182,887,000, as compared with $176,400,000 for the same period in 2004. Our coverage ratio of EBITDA to total interest was 2.96 times for the nine months ended September 30, 2005 as compared with 3.24 times for the same period in 2004. Our coverage ratio of EBITDA to fixed charges was 2.34 times for the nine months ended September 30, 2005 as compared with 2.86 times for the same period in 2004. The increase in third quarter EBITDA is primarily due to the increase in rental income (including discontinued operations). The increase in year-to-date EBITDA is primarily due to an increase in rental income (including discontinued operations) offset by a decrease in interest income, the loss on extinguishment of debt and an increase in general and administrative expenses. The decrease in our interest coverage ratio is primarily due to the loss on extinguishment of debt. The decrease in our fixed charge coverage ratio is primarily due to the loss on extinguishment of debt and an increase in preferred stock dividends. These items are discussed in further detail below. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding EBITDA and a reconciliation of EBITDA to net income.
     Revenues were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2005	Sep. 30, 2004	$	%	Sep. 30, 2005	Sep. 30, 2004	$	%
Rental income	$67,295	$55,648	$11,647	21%	$189,289	$157,615	$31,674	20%
Interest income	4,997	5,560	(563)	-10%	15,249	17,196	(1,947)	-11%
Transaction fees and other income	773	593	180	30%	2,742	1,873	869	46%

Totals	$73,065	$61,801	$11,264	18%	$207,280	$176,684	$30,596	17%

     The increase in gross revenues is primarily attributable to increased rental income resulting from the acquisitions of new properties for which we receive rent. During the period from October 1, 2004 to September 30, 2005, we acquired five assisted living facilities, 44 skilled nursing facilities and five specialty care facilities for $343,001,000.
     As discussed above, prior to June 2004, our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight-line basis over the minimum lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. While this change does not affect our cash flow or our ability to pay dividends, it is anticipated that we will generate additional organic growth and minimize non-cash straight-line rent over time. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. As of September 30, 2005, we had no leases scheduled to expire before March 2009, except for the master lease referenced in Note M to the unaudited Financial Statements.
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
     Expenses were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2005	Sep. 30, 2004	$	%	Sep. 30, 2005	Sep. 30, 2004	$	%
Interest expense	$21,205	$17,376	$3,829	22%	$59,924	$51,663	$8,261	16%
Provision for depreciation	21,176	18,088	3,088	17%	60,665	50,038	10,627	21%
General and administrative	4,640	3,618	1,022	28%	12,993	10,339	2,654	26%
Loan expense	673	805	(132)	-16%	2,209	2,568	(359)	-14%
Impairment of assets		314	(314)	n/a		314	(314)	n/a
Loss on extinguishment of debt			0	n/a	18,448		18,448	n/a
Provision for loan losses	300	300	0	0%	900	900	0	0%

Totals	$47,994	$40,501	$7,493	19%	$155,139	$115,822	$39,317	34%

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
     The increase in interest expense is primarily due to higher average borrowings offset by lower average borrowing costs. For the nine months ended September 30, 2005, we had an average outstanding balance of $926,623,000 of unsecured senior notes as compared to $843,889,000 for the same period in 2004. Our weighted average interest rate on unsecured senior notes has declined from 7.18% at September 30, 2004 to 6.69% at September 30, 2005. In addition, during the nine months ended September 30, 2005, we had an average daily outstanding balance of $137,918,000. During the same period in 2004, had an average daily outstanding balance of $54,770,000.
     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. For the three and nine months ended September 30, 2005, we generated $200,000 and $977,000, respectively, of savings related to our Swaps that was recorded as a reduction of interest expense. For the three and nine months ended September 30, 2004, we generated $719,000 and $1,232,000, respectively, of savings related to our Swaps that was recorded as a reduction of interest expense.
     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the three and nine months ended September 30, 2005 totaled $12,000 and $626,000, respectively, as compared with $254,000 and $590,000 for the same periods in 2004.

     The provision for depreciation increased primarily as a result of additional investments in properties owned directly by us. See the discussion of rental income above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation will change accordingly.
     General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three and nine months ended September 30, 2005, were 6.22% and 6.13%, respectively, as compared with 5.69% and 5.63% for the same periods in 2004. The increase from 2004 is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives and to costs associated with various professional service fees (including costs associated with SOX compliance).
     Loan expense and the provision for loan losses are consistent with the prior year. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed below in “Critical Accounting Policies.”
     During the nine months ended September 30, 2004, it was determined that the projected undiscounted cash flows from a property did not exceed its related net book value and an impairment charge of $314,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value was determined by an offer to purchase received from a third party. There were no impairments for the same period in 2005.
     Other items were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2005	Sep. 30, 2004	$	%	Sep. 30, 2005	Sep. 30, 2004	$	%
Gain (loss) on sales of properties	$0	$0	$0	n/a	$(134)	$1,129	$(1,263)	-112%
Discontinued operations, net	226	507	(281)	-55%	359	2,170	(1,811)	-83%
Preferred dividends	(5,389)	(2,803)	(2,586)	92%	(16,261)	(7,295)	(8,966)	123%

Totals	$(5,163)	$(2,296)	$(2,867)	125%	$(16,036)	$(3,996)	$(12,040)	301%

     Six assisted living facilities were held for sale as of September 30, 2005. We did not recognize an impairment loss on these assets as the fair value less estimated costs to sell exceeded our carrying values. Also, during the nine months ended September 30, 2005, we sold properties with carrying values of $10,034,000 for a net loss of $134,000. These properties generated $359,000 of income after deducting depreciation and interest expense from rental revenue for the nine months ended September 30, 2005. All properties held for sale or sold subsequent to January 1, 2004 generated $2,170,000 of income after deducting depreciation and interest expense from rental revenue for the nine months ended September 30, 2004. Please refer to Note F of our unaudited consolidated financial statements for further discussion.
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
     In October 2003, NAREIT informed its member companies that the SEC had changed its position on certain aspects of the NAREIT FFO definition, including impairment charges. Previously, the SEC accepted NAREIT’s view that impairment charges were effectively an early recognition of an expected loss on an impending sale of property and thus should be excluded from FFO similar to other gains and losses on sales. However, the SEC’s clarified interpretation is that recurring impairments taken on real property may not be added back to net income in the calculation of FFO. We have adopted this interpretation and have excluded impairment charges of $314,000, or $0.01 per diluted share, recorded for the three months ended September 30, 2004.
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

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30
	2004	2004	2004	2004	2005	2005	2005

FFO Reconciliation:
Net income (loss) available to common stockholders	$18,655	$19,207	$19,004	$15,767	$17,803	$(1,606)	$19,908
Provision for depreciation	17,134	17,682	18,889	20,310	20,396	21,009	22,067
Loss (gain) on sales of properties		(1,129)		1,272	110	24
Prepayments fees				(50)

Funds from operations	$35,789	$35,760	$37,893	$37,299	$38,309	$19,427	$41,975

Average common shares outstanding:
Basic	50,580	51,232	51,538	52,326	52,963	53,429	54,038
Diluted — for net income (loss) purposes	51,358	51,828	52,008	52,784	53,454	53,429	54,359
Diluted — for FFO purposes	51,358	51,828	52,008	52,784	53,454	53,765	54,359

Per share data:
Net income (loss) available to common stockholders
Basic	$0.37	$0.37	$0.37	$0.30	$0.34	$(0.03)	$0.37
Diluted	0.36	0.37	0.37	0.30	0.33	(0.03)	0.37

Funds from operations
Basic	$0.71	$0.70	$0.74	$0.71	$0.72	$0.36	$0.78
Diluted	0.70	0.69	0.73	0.71	0.72	0.36	0.77
          The table below reflects the reconciliation of FAD to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation includes provision for depreciation from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30
	2004	2004	2004	2004	2005	2005	2005

FAD Reconciliation:
Net income (loss) available to common stockholders	$18,655	$19,207	$19,004	$15,767	$17,803	$(1,606)	$19,908
Provision for depreciation	17,134	17,682	18,889	20,310	20,396	21,009	22,067
Loss (gain) on sales of properties		(1,129)		1,272	110	24
Prepayments fees				(50)
Rental income in excess of cash received	(6,664)	(2,469)	(3,002)	(1,657)	(2,855)	(1,176)	(118)

Funds available for distribution	$29,125	$33,291	$34,891	$35,642	$35,454	$18,251	$41,857

Average common shares outstanding:
Basic	50,580	51,232	51,538	52,326	52,963	53,429	54,038
Diluted — for net income (loss) purposes	51,358	51,828	52,008	52,784	53,454	53,429	54,359
Diluted — for FAD purposes	51,358	51,828	52,008	52,784	53,454	53,765	54,359

Per share data:
Net income (loss) available to common stockholders
Basic	$0.37	$0.37	$0.37	$0.30	$0.34	$(0.03)	$0.37
Diluted	0.36	0.37	0.37	0.30	0.33	(0.03)	0.37

Funds available for distribution
Basic	$0.58	$0.65	$0.68	$0.68	$0.67	$0.34	$0.77
Diluted	0.57	0.64	0.67	0.68	0.66	0.34	0.77

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

	Three Months Ended
	March 31		June 30		September 30		December 31		March 31		June 30		September 30
	2004		2004		2004		2004		2005		2005		2005

EBITDA Reconciliation:
Net income	$20,925		$21,429		$21,807		$21,209		$23,239		$3,830		$25,297
Interest expense	18,552		17,366		17,896		18,742		19,645		19,986		21,624
Capitalized interest	137		199		254		285		265		348		12
Provision for depreciation	17,134		17,682		18,889		20,310		20,396		21,009		22,067
Amortization	1,118		1,092		1,021		1,016		1,042		2,314		911
Provision for loan losses	300		300		300		300		300		300		300

EBITDA	$58,166		$58,068		$60,167		$61,862		$64,887		$47,787		$70,211

Interest Coverage Ratio:
Interest expense	$18,552		$17,366		$17,896		$18,742		$19,645		$19,986		$21,624
Capitalized interest	137		199		254		285		265		348		12

Total interest	18,689		17,565		18,150		19,027		19,910		20,334		21,636
EBITDA	$58,166		$58,068		$60,167		$61,862		$64,887		$47,787		$70,211

Interest coverage ratio	3.11	x	3.31	x	3.31	x	3.25	x	3.26	x	2.35	x	3.25	x

Fixed Charge Coverage Ratio:
Total interest	$18,689		$17,565		$18,150		$19,027		$19,910		$20,334		$21,636
Preferred dividends	2,270		2,222		2,803		5,442		5,436		5,436		5,389

Total fixed charges	20,959		19,787		20,953		24,469		25,346		25,770		27,025
EBITDA	$58,166		$58,068		$60,167		$61,862		$64,887		$47,787		$70,211

Fixed charge coverage ratio	2.78	x	2.93	x	2.87	x	2.53	x	2.56	x	1.85	x	2.60	x
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

For the nine months ended September 30, 2005, we recorded $900,000 as provision for loan losses, resulting in an allowance for loan losses of $6,161,000 relating to loans with outstanding balances of $28,475,000 at September 30, 2005. Also at September 30, 2005, we had loans with outstanding balances of $22,005,000 on non-accrual status.

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

For the nine months ended September 30, 2005, we recorded $51,481,000 and $11,992,000 as provision for depreciation relating to buildings and improvements, respectively. The average useful life of our buildings and improvements was 31.1 years and 9.6 years, respectively, at September 30, 2005.

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

We did not record any impairment charges for the nine months ended September 30, 2005.

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
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At September 30, 2005, we participated in two interest rate swap agreements related to our long-term debt. At September 30, 2005, the swaps were reported at their fair value as a $3,237,000 other asset. For the nine months ended September 30, 2005, we generated $977,000 of savings related to our swaps that was recorded as a reduction in interest expense.

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

For the nine months ended September 30, 2005, we recognized $15,249,000 of interest income and $193,787,000 of rental income, including discontinued operations. Rental income includes $4,149,000 of straight-line rental income. At September 30, 2005, our straight-line receivable balance was $67,857,000. Also at September 30, 2005, we had loans with outstanding balances of $22,005,000 on non-accrual status.

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
     A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $36,931,000 at September 30, 2005 ($28,847,000 at September 30, 2004). Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets.
     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At September 30, 2005, the Swaps were reported at their fair value as a $3,237,000 other asset. A 1% increase in interest rates would result in a decrease in fair value of our Swaps by approximately $6,945,000 at September 30, 2005 ($7,878,000 at September 30, 2004).
     Our variable rate debt, including our unsecured lines of credit arrangements, is reflected at fair value. At September 30, 2005, we had $304,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $3,040,000. At September 30, 2004, we had $80,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $800,000.
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
HEALTH CARE REIT, INC.

Date: October 21, 2005	By:	/s/ George L. Chapman

George L. Chapman,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 21, 2005	By:	/s/ Raymond W. Braun

Raymond W. Braun,
President and Chief Financial Officer
(Principal Financial Officer)

Date: October 21, 2005	By:	/s/ Paul D. Nungester, Jr.

Paul D. Nungester, Jr.,
Controller
(Principal Accounting Officer)