Form 10-K
period 2005-12-31
HEALTH CARE REIT INC /DE/
filed 2006-03-10
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
Commission File No. 1-8923

HEALTH CARE REIT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1096634 (I.R.S. Employer Identification Number)
One SeaGate, Suite 1500, Toledo, Ohio (Address of principal executive office)	43604 (Zip Code)

(419) 247-2800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	New York Stock Exchange
7.875% Series D Cumulative Redeemable Preferred Stock, $1.00 par value	New York Stock Exchange
7.625% Series F Cumulative Redeemable Preferred Stock, $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,031,053,494.

As of February 28, 2006, there were 58,634,601 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 4, 2006, are incorporated by reference into Part III.

HEALTH CARE REIT, INC.
2005 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	25
Item 1B.	Unresolved Staff Comments	29
Item 2.	Properties	30
Item 3.	Legal Proceedings	32
Item 4.	Submission of Matters to a Vote of Security Holders	32

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81
Item 9A.	Controls and Procedures	81
Item 9B.	Other Information	83

PART III
Item 10.	Directors and Executive Officers of the Registrant	83
Item 11.	Executive Compensation	83
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
Item 13.	Certain Relationships and Related Transactions	83
Item 14.	Principal Accounting Fees and Services	83

PART IV
Item 15.	Exhibits and Financial Statement Schedules	84
Exhibit 10.18 Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Exective Officer under the 2005 Long-Term Incentive Plan
Exhibit 10.19 Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan
Exhibit 10.20 Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan
Exhibit 10.21 Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan
Exhibit 10.22 Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan
Exhibit 10.23 Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan
Exhibit 10.24 Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan
Exhibit 10.34 Summary of Executive Compensation Program
Exhibit 10.35 Summary of Director Compensation
Exhibit 12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 21 Subsidiaries of the Company
Exhibit 23 Consent of Ernst & Young LLP, independent registered public accounting firm
Exhibit 24 Powers of Attorney
Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer
Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer

PART I

Item 1.	Business

General

Health Care REIT, Inc., a Delaware corporation, is a self-administered, equity real estate investment trust that invests in health care and senior housing facilities. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. As of December 31, 2005, we had $2,858,429,000 of net real estate investments, inclusive of credit enhancements, in 442 facilities located in 36 states and managed by 54 different operators. At that date, the portfolio included 195 assisted living facilities, 203 skilled nursing facilities, 31 independent living/continuing care retirement communities and 13 specialty care facilities.

Our primary objectives are to protect stockholder capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders as a result of annual increases in rental and interest income and portfolio growth. To meet these objectives, we invest in properties managed by experienced operators and diversify our investment portfolio by operator and geographic location.

Depending on the availability and cost of external capital, we anticipate investing in additional facilities and entering into operating leases with, and loans to, qualified operators. Capital for future investments may be provided by borrowing under our unsecured lines of credit arrangements, public or private offerings of debt or equity securities, or the incurrence or assumption of secured indebtedness.

References herein to “we,” “us,” “our” or the “Company” refer to Health Care REIT, Inc. and its subsidiaries unless specifically noted otherwise.

Portfolio of Properties

The following table summarizes our portfolio as of December 31, 2005:

	Investments(1)	Percentage of	Revenues(2)	Percentage of	Number of	Number of	Investment per	Number of	Number of
Type of Facility	(in thousands)	Investments	(in thousands)	Revenues	Facilities	Beds/Units	Bed/Unit(3)	Operators(4)	States(4)

Assisted Living Facilities	$962,620	34%	$132,935	46%	195	11,746	$83,066	23	31
Skilled Nursing Facilities	1,266,196	44%	121,986	42%	203	27,748	45,828	23	29
Independent Living/ CCRCs	425,845	15%	17,725	6%	31	4,400	100,872	13	15
Specialty Care Facilities	203,768	7%	18,508	6%	13	1,312	155,311	6	7

Totals	$2,858,429	100%	$291,154	100%	442	45,206

(1)	Investments include real estate investments and credit enhancements which amounted to $2,855,979,000 and $2,450,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2005.

(3)	Investment per Bed/Unit was computed by using the total investment amount of $2,894,948,000 which includes real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $2,855,979,000, $2,450,000 and $36,519,000, respectively.

(4)	We have investments in properties located in 36 states and managed by 54 different operators.

Property Types

Our primary property investments are skilled nursing facilities, assisted living facilities and independent living/continuing care retirement communities. We also invest in specialty care facilities. Our properties include stand-alone facilities that provide one level of service, combination facilities that provide multiple levels of service and communities or campuses that provide a wide range of services. The following is a summary of our various property types.

Assisted Living Facilities

Assisted living facilities are state regulated rental properties that provide the same services as independent living facilities, but also provide supportive care from trained employees to residents who require assistance with activities of daily living, including management of medications, bathing, dressing, toileting, ambulating and eating.

Alzheimer’s/Dementia Care Facilities.  Certain assisted living facilities may include state licensed settings that specialize in caring for those afflicted with Alzheimer’s disease and/or similar forms of dementia.

Skilled Nursing Facilities

Skilled nursing facilities are licensed daily rate or rental properties where the majority of individuals require 24-hour nursing and/or medical care. Generally, these properties are licensed for Medicaid and/or Medicare reimbursement.

Independent Living/Continuing Care Retirement Communities

These communities may include one or more of the following property types:

Continuing Care Retirement Communities.  Continuing care retirement communities include a combination of detached homes, an independent living facility, an assisted living facility and/or a skilled nursing facility on one campus. Resident payment plans vary, but can include entrance fees, condominium fees and rental fees.

Active Adult Communities.  Active adult communities contain primarily for-sale single-family homes, townhomes, cluster homes, mobile homes and/or condominiums with no specialized services. These communities are typically restricted or targeted to adults at least 55 years of age or older. Residents generally lead an independent lifestyle. Communities may include amenities such as a clubhouse, golf course and recreational spaces.

Independent Living Facilities.  Independent living facilities are age-restricted multifamily properties with central dining facilities that provide residents access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities.

Specialty Care Facilities

Our specialty care facilities include acute care hospitals, long-term acute care hospitals and other specialty care hospitals. Acute care hospitals provide a wide range of inpatient and outpatient services, including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Long-term acute care hospitals provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Other specialty care hospitals provide specialized inpatient and outpatient services for specific illnesses or diseases, including, among others, orthopedic, neurosurgical and behavioral care.

Investments

We invest in health care and senior housing properties. We diversify our investment portfolio by operator and geographic location. In determining whether to invest in a facility, we focus on the following: (1) the experience of the tenant’s or borrower’s management team; (2) the historical and projected financial and operational performance of the facility; (3) the credit of the tenant or borrower; (4) the security for the lease or loan; and (5) the capital committed to the facility by the tenant or borrower. We conduct market research and analysis for all potential investments. In addition, we review the value of all facilities, the interest rates and covenant requirements of any debt to be assumed and the anticipated sources of repayment of any existing debt that is not to be assumed.

Our investments are primarily real property leased to operators under long-term operating leases or financed with operators under long-term mortgage loans. Construction financing is provided, but only as part of a long-term operating lease or mortgage loan. Substantially all of our investments are designed with escalating rate structures. Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. Operating leases and mortgage loans are normally credit enhanced by guaranties and/or letters of credit. Typically, operating leases are structured as master leases and mortgage loans are cross-defaulted and cross-collateralized with other mortgage loans, operating leases or agreements between us and the operator and its affiliates.

At December 31, 2005, 87% of our owned real property was subject to master leases. A master lease is a lease of multiple facilities to one tenant entity under a single lease agreement. From time to time, we may acquire additional facilities that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the facilities or to renew the master lease only with respect to all leased facilities at the same time. This bundling feature benefits us because the tenant cannot limit the purchase or renewal to the better performing facilities and terminate the leasing arrangement with respect to the poorer performing facilities. This spreads our risk among the entire group of facilities within the master lease. The bundling feature may provide a similar advantage if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject each of its leases. It is our intent that a tenant in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a facility by facility basis.

We monitor our investments through a variety of methods determined by the type of facility and operator. Our asset management process includes review of monthly financial statements and other operating data for each facility, periodic review of operator creditworthiness, periodic facility inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze facility-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks.

Through asset management and research, we evaluate the operating environment in each facility’s market to determine whether payment risk is likely to increase. When we identify unacceptable levels of payment risk, we seek to mitigate, eliminate or transfer the risk. We categorize the risk as operator, facility or market risk. For operator risk, we typically find a substitute operator to run the facility. For facility risk, we usually work with the operator to institute facility-level management changes to address the risk. Finally, for market risk, we often encourage an operator to change its capital structure, including refinancing the facility or raising additional equity. Through these asset management and research efforts, we are generally able to intervene at an early stage to address payment risk, and in so doing, support both the collectibility of revenue and the value of our investment.

Operating Leases

Each facility, which includes the land, building, improvements and related rights, owned by us is leased to an operator pursuant to a long-term operating lease. As discussed above, most of our leased properties are subject to master leases. These leases generally have a fixed contractual term of 12 to 15 years and contain one or more five to 15-year renewal options. Each lease is a net lease requiring the tenant to pay rent and all additional charges incurred in the operation of the leased property. The tenants are required to repair, rebuild and maintain the leased properties.

The net value of our completed leased properties aggregated approximately $2,658,019,000 at December 31, 2005. Prior to June 2004, our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight-line basis over the initial lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. This lease structure initially generates lower revenues and earnings compared to leases with fixed escalators that require straight-lining, but enables us to generate additional organic growth and minimize non-cash straight-line rent over time. This change does not affect our cash flow or our ability to pay dividends.

We currently provide for the construction of facilities for tenants as part of long-term operating leases. We capitalize certain interest costs associated with funds used to pay for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a transaction fee at the commencement of construction. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable facility or the end of a specified period. During the construction period, we advance funds to the operator in accordance with agreed upon terms and conditions which require, among other things, site visits by a Company representative prior to advancement of funds. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guaranties. At December 31, 2005, we had outstanding construction investments of $3,906,000 for leased properties and were committed to providing additional funds of approximately $36,519,000 to complete construction.

Mortgage Loans

Our investments in mortgage loans are typically structured to provide us with interest income, principal amortization and transaction fees and are generally secured by a first or second mortgage lien or leasehold mortgage. At December 31, 2005, the interest yield (excluding any loans on non-accrual) averaged approximately 9.2% per annum on our outstanding mortgage loan balances. Our yield on mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The mortgage loans outstanding at December 31, 2005 are generally subject to three to 20-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term. Generally, the mortgage loans provide three to eight years of prepayment protection.

Working Capital Loans

Working capital loans are generally either unsecured or secured by the operator’s leasehold rights, corporate guaranties and/or personal guaranties. These instruments have terms generally ranging from three months to ten years. At December 31, 2005, the average interest yield (excluding any loans on non-accrual) was approximately 10.3% per annum on our outstanding working capital loan balances. At December 31, 2005, we had provided working capital loans to eight operators. Loans that were previously classified as subdebt investments have been reclassified as working capital loans.

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

Borrowing Policies

We utilize a combination of debt and equity to fund the purchase of new properties and to provide loan financing. Our debt and equity levels are determined by management to maintain a conservative credit profile. Generally, we intend to issue unsecured, fixed rate public debt with long-term maturities to approximate the maturities on our leases and loans. For short-term purposes, we may borrow on our unsecured lines of credit arrangements. We replace these borrowings with long-term capital such as senior unsecured notes, common stock or preferred stock. When terms are deemed favorable, we may invest in properties subject to existing mortgage indebtedness. In addition, we may obtain secured financing for unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis. It is our intent to limit secured indebtedness. In our agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness.

Operator Concentrations

The following table summarizes certain information about our operator concentrations as of December 31, 2005 (dollars in thousands):

	Number of	Total	Percent of
	Facilities	Investment(1)	Investment(2)

Concentration by investment:
Emeritus Corporation	50	$362,832	13%
Merrill Gardens L.L.C.	13	204,907	7%
Southern Assisted Living, Inc.	43	195,794	7%
Life Care Centers of America, Inc.	23	195,129	7%
Commonwealth Communities Holdings LLC	13	190,558	7%
Remaining operators (49)	300	1,709,209	59%

Totals	442	$2,858,429	100%

	Number of	Total	Percent of
	Facilities	Revenues(3)	Revenue(4)

Concentration by revenue:
Emeritus Corporation	50	$35,425	12%
Commonwealth Communities Holdings LLC	13	26,734	9%
Southern Assisted Living, Inc.	43	24,611	8%
Home Quality Management, Inc.	30	22,679	8%
Delta Health Group, Inc.	25	17,096	6%
Remaining operators (49)	281	164,609	57%

Totals	442	$291,154	100%

(1)	Investments include real estate investments and credit enhancements which amounted to $2,855,979,000 and $2,450,000, respectively.

(2)	Investments with our top five operators comprised 45% of total investments at December 31, 2004.

(3)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2005.

(4)	Revenues from our top five operators were 46% and 41% for the years ended December 31, 2004 and 2003, respectively.

Competition

We compete with other real estate investment trusts, real estate partnerships, banks, insurance companies, finance companies, government-sponsored agencies, taxable and tax-exempt bond funds and other investors in the acquisition, leasing and financing of health care and senior housing properties. We compete for investments based on a number of factors including rates, financings offered, underwriting criterion and reputation. The operators of our facilities compete on a local and regional basis with operators of facilities that provide comparable services.

Operators compete for patients and residents based on a number of factors including quality of care, reputation, physical appearance of facilities, services offered, family preferences, physicians, staff and price.

Employees

As of December 31, 2005, we employed 42 full-time employees.

Certain Government Regulations

Health Law Matters — Generally

We invest in assisted living, skilled nursing, independent living/continuing care retirement communities and specialty care facilities, which represented approximately 34%, 44%, 15% and 7%, respectively, of our investments at December 31, 2005.

Typically, operators of assisted living and independent living facilities do not receive significant funding from governmental programs and are regulated by the states, not the federal government. Operators of skilled nursing and specialty care facilities are subject to federal and state laws that regulate the type and quality of the medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, distribution of pharmaceuticals, reimbursement and rate setting and operating policies. In addition, as described below, some of our facility operators are subject to extensive laws and regulations pertaining to health care fraud and abuse, including kickbacks, physician self-referrals and false claims.

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

Generally, our skilled nursing and specialty care facilities are required to be licensed on an annual or bi-annual basis and to be certified for participation in the Medicare and Medicaid programs. The failure of our operators to maintain or renew any required license or regulatory approval or the failure to correct serious survey deficiencies could prevent them from continuing operations at a property. In addition, if a facility is found out of compliance with the conditions of participation in Medicare, Medicaid or other health care programs, the facility may be barred from participation in government reimbursement programs. Any of these occurrences may impair the ability of our operators to meet their obligations to us. If we have to replace a facility operator, our ability to replace the operator may be affected by federal and state rules and policies governing changes in control. This may result in payment delays, an inability to find a replacement operator, a significant working capital commitment from us to a new operator or other difficulties.

Reimbursement

Assisted Living Facilities.  Approximately 46% of our revenues for the year ended December 31, 2005, were attributable to assisted living facilities. The majority of the revenues received by the operators of our assisted living facilities are from private pay sources. The remaining revenue source is primarily Medicaid waiver programs. As a part of the Omnibus Budget Reconciliation Act (“OBRA”) of 1981, Congress established a waiver program under Medicaid to offer an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 allow states flexibility in developing cost-effective alternatives to long-term care, including assisted living and home health. At December 31, 2005, seven of our 23 assisted living operators utilized Medicaid waivers. For the 12 months ended September 30, 2005, approximately 12% of the revenues at our assisted living facilities were from Medicaid reimbursement.

Rates paid by self-pay residents are set by the facilities and are largely determined by local market conditions and operating costs. Generally, facilities receive a higher payment per day for a private pay resident than for a

Medicaid beneficiary who requires a comparable level of care. The level of Medicaid reimbursement varies from state to state. Thus, the revenues generated by operators of our assisted living facilities may be adversely affected by payor mix, acuity level and changes in Medicaid eligibility and reimbursement levels. Changes in revenues could in turn have a material adverse effect on an operator’s ability to meet its obligations to us.

Skilled Nursing Facilities and Specialty Care Facilities.  Skilled nursing and specialty care facilities typically receive most of their revenues from Medicare and Medicaid, with the balance representing private pay, including private insurance. Consequently, changes in federal or state reimbursement policies may also adversely affect an operator’s ability to cover its expenses, including our rent or debt service. Skilled nursing and specialty care facilities are subject to periodic pre- and post-payment reviews and other audits by federal and state authorities. A review or audit of claims of a facility operator could result in recoupments, denials or delays of payments in the future, which could have a material adverse effect on the operator’s ability to meet its obligations to us. Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our facility operators for potential adjustments to reimbursements for payor settlements. Due to budgetary constraints, governmental payors may limit or reduce payments to skilled nursing and specialty care facilities. As a result of government reimbursement programs being subject to such budgetary pressures and legislative and administrative actions, an operator’s ability to meet its obligations to us may be significantly impaired.

Medicare Reimbursement and Skilled Nursing Facilities.  For the 12 months ended September 30, 2005, approximately 29% of the revenues at our skilled nursing facilities (which comprised 42% of our revenues for the year ended December 31, 2005) were from Medicare reimbursement. In an effort to reduce federal spending on health care, the Balanced Budget Act of 1997 (“BBA”) fundamentally altered Medicare payment methodologies for skilled nursing facilities by mandating the institution of the skilled nursing facility prospective payment system. The prospective payment system caused Medicare per diem reimbursement for skilled nursing facility services to decrease. The reductions in Medicare payments resulted in immediate financial difficulties for skilled nursing facilities and caused a number of operators to seek bankruptcy protection. The federal government subsequently passed legislation to lessen the negative financial impact from the prospective payment system. These payment increases have since expired.

Skilled nursing facilities received a 3.1% inflationary market basket increase in Medicare payments for federal fiscal year 2006, which represents $530 million of additional Medicare spending. However, aggregate Medicare expenditures in federal fiscal year 2006 are expected to increase by only $20 million because the market basket increase will be largely offset by the refinement of the resource utilization group (“RUG”) system. Effective January 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) introduced nine new payment categories, increasing the number of RUGs from 44 to 53. The new categories are intended to compensate providers for the care of medically complex patients. Concurrent with the RUG refinement, CMS increased the rates for all RUGs to reflect variations in non-therapy ancillary costs that were not fully captured in the RUG refinement. This adjustment increases aggregate Medicare payments by roughly 3% and represents a permanent payment increase that will be integrated into the base line spending levels. However, due to a decrease of 6% from the loss of temporary payment adjustments that will cease as a result of the new classification system, the overall increase is only 0.1%. On average, we expect Medicare rates in our portfolio to decrease slightly in 2006. The net impact varies by facility depending on geographical region, RUG distribution, urban versus non-urban location, freestanding versus hospital-based, and the operator’s ability to adapt to the new RUGs.

The moratorium on the therapy caps for Part B outpatient rehabilitation services which had applied through December 31, 2005 expired. The therapy caps were mandated by the BBA. The annual payment cap of $1,740 per patient applies to occupational and physical therapy and a separate $1,740 cap applies to speech therapy. Patients exceeding the cap will be able to obtain additional Medicare coverage if the therapy is deemed medically necessary. Otherwise, the patient would need to use private funds to pay for the cost of therapy above the caps.

Medicare Reimbursement and Specialty Care Facilities.  For the 12 months ended September 30, 2005, approximately 50% of the revenues at our specialty care facilities (which comprised 6% of our revenues for the year ended December 31, 2005) were from Medicare. Specialty care facilities generally are reimbursed by Medicare under either the diagnosis related group prospective payment system reimbursement methodology for inpatient hospitals, or the long-term acute care hospital prospective payment system for long-term acute care hospitals. Acute care hospitals provide a wide range of inpatient and outpatient services including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Long-term acute care hospitals provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Some of our other specialty care facilities provide specialized inpatient and outpatient services for specific illnesses or diseases including, among others, orthopedic, neurosurgical and behavioral care services.

With respect to Medicare’s diagnosis related group/outpatient prospective payment system methodology for regular hospitals, reimbursement for inpatient services is on the basis of a fixed, prospective rate based on the principal diagnosis of the patient. Diagnoses are grouped into more than 500 diagnosis related groups. In some cases, a hospital might be able to qualify for an outlier payment if the hospital’s losses exceed a threshold.

On January 19, 2006, the CMS released its proposed payment rule for long-term acute care hospitals (“LTACHs”) for fiscal year 2007, which begins on July 1, 2006. Among other changes, the proposed rule would eliminate the market basket increase and change the payment rates for outliers. CMS projects that the proposed rule will reduce aggregate Medicare LTACH payments by approximately 11% in fiscal 2007. The proposal is subject to a 60 day comment period. Our portfolio includes nine LTACHs with an investment balance of $124,668,000, which represents 4% of our total investment balance.

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

Medicaid Reimbursement.  Medicaid is a major payor source for residents in our skilled nursing and specialty care facilities. For the 12 months ended September 30, 2005, approximately 55% of the revenues of our skilled nursing facilities and 23% of the revenues of our specialty care facilities were attributable to Medicaid payments. The federal government and the states share responsibility for financing Medicaid. The federal matching rate, known as the Federal Medical Assistance Percentage, varies by state based on relative per capita income. On average, Medicaid is the largest component of total state spending, representing approximately 22% of total state spending. The percentage of Medicaid dollars used for long-term care varies from state to state due in part to different ratios of elderly population and eligibility requirements. With certain federal guidelines, states have a wide range of discretion to determine eligibility and reimbursement methodology. Many states reimburse long-term care facilities using fixed daily rates, which are applied prospectively based on the historical costs incurred in providing patient care. Reasonable costs typically include allowances for staffing, administrative and general, and property and equipment (e.g., depreciation and fair rental).

In most states, Medicaid does not fully reimburse the cost of providing skilled nursing services. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits. States in which we have skilled nursing facility investments increased their per diem Medicaid rates roughly 3% on average for fiscal year 2006. None of our states reduced Medicaid rates across the board in fiscal year 2006, although certain facilities experienced reduced rates due to changes in acuity. In addition, nine of our states effectively froze rates in fiscal year 2006, which impacts profitability to the extent that expenses continue to rise. In addition, Medicaid rates may decline if revenues in a particular state are not sufficient to fund budgeted expenditures.

The Medicare Part D drug benefit became effective January 1, 2006. The direct impact on nursing facilities is that residents dually eligible for Medicare and Medicaid now receive drugs through Medicare Part D rather than through Medicaid. Participants began enrolling in the new Part D prescription drug plans on November 15, 2005. Part D will result in increased administrative responsibilities for nursing home operators because residents have the choice of multiple prescription drug plans. Operators may also experience increased expenses to the extent that patients’ drugs are not covered by their prescription drug plan formulary.

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

Other Related Laws

Skilled nursing and specialty care facilities (and assisted living facilities that receive Medicaid payments) are subject to federal, state and local laws and regulations which govern the operations and financial and other arrangements that may be entered into by health care providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by governmental programs. Other laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Still other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed facility and the quality of care provided. Sanctions for violation of these laws and regulations may include, but are not limited to, criminal and/or civil penalties and fines and a loss of licensure and immediate termination of governmental payments. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one facility may subject other facilities under common control or ownership to sanctions, including disqualification from participation in the Medicare and Medicaid programs. In the ordinary course of its business, a facility operator is regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations.

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

Additionally, the administrative simplification provisions of this law provide for communication of health information through standard electronic transaction formats and for the privacy and security of health information. In order to comply with the regulations, health care providers must undergo significant operational and technical changes.

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

This summary does not discuss all of the aspects of U.S. federal income taxation that may be relevant to you in light of your particular investment or other circumstances. In addition, this summary does not discuss any state or local income taxation or foreign income taxation or other tax consequences. This summary is based on current U.S. federal income tax law. Subsequent developments in U.S. federal income tax law, including changes in law or differing interpretations, which may be applied retroactively, could have a material effect on the U.S. federal income tax consequences of purchasing, owning and disposing of our securities as set forth in this summary. Before you purchase our securities, you should consult your own tax advisor regarding the particular U.S. federal, state, local, foreign and other tax consequences of acquiring, owning and selling our securities.

General

We elected to be taxed as a real estate investment trust (or “REIT”) commencing with our first taxable year. We intend to continue to operate in such a manner as to qualify as a REIT, but there is no guarantee that we will qualify or remain qualified as a REIT for subsequent years. Qualification and taxation as a REIT depends upon our ability to meet a variety of qualification tests imposed under federal income tax law with respect to income, assets, distribution level and diversity of share ownership as discussed below under “— Qualification as a REIT.” There can be no assurance that we will be owned and organized and will operate in a manner so as to qualify or remain qualified.

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

For taxable years beginning on or before October 22, 2004, (1) payments to us under an interest rate swap or cap agreement, option, futures contract, forward rate agreement or any similar financial instrument entered into by us to reduce interest rate risk on indebtedness incurred or to be incurred and (2) gain from the sale or other disposition of any such investment are treated as income qualifying under the 95% gross income test. As to transactions entered into in taxable years beginning after October 22, 2004, any of our income from a “clearly identified” hedging transaction that is entered into by us in the normal course of business, directly or indirectly, to manage the risk of interest rate movements, price changes or currency fluctuations with respect to borrowings or obligations incurred or to be incurred by us, or such other risks that are prescribed by the Internal Revenue Service, is excluded from the 95% gross income test. In general, a hedging transaction is “clearly identified” if (1) the transaction is identified as a hedging transaction before the end of the day on which it is entered into and (2) the items or risks being hedged are identified “substantially contemporaneously” with the hedging transaction. An identification is not substantially contemporaneous if it is made more than 35 days after entering into the hedging transaction.

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

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are eligible for relief. For taxable years beginning on or before October 22, 2004, these relief provisions generally will be available if (1) our failure to meet such tests was due to reasonable cause and not due to willful neglect; (2) we attach a schedule of the sources of our income to our return; and (3) any incorrect information on the schedule was not due to fraud with intent to evade tax. For taxable years beginning after October 22, 2004, these relief provisions generally will be available if (1) following our identification of the failure, we file a schedule for such taxable year describing each item of our gross income and (2) the failure to meet such tests was due to reasonable cause and not due to willful neglect.

It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions. If these relief provisions apply, a 100% tax is imposed on an amount equal to (a) the gross income attributable to (1) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% income test and (2) 95% of our gross income (90% of our gross income for taxable years beginning on or before October 22, 2004) over the amount of qualifying gross income for purposes of the 95% income test, multiplied by (b) a fraction intended to reflect our profitability.

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

For taxable years beginning after December 31, 2000, certain items are excluded from the 10% value test, including (1) straight debt securities of an issuer (including straight debt that provides certain contingent payments); (2) any loan to an individual or an estate; (3) any rental agreement described in Section 467 of the Internal Revenue Code, other than with a “related person”; (4) any obligation to pay rents from real property; (5) certain securities issued by a state or any subdivision thereof, the District of Columbia, a foreign government, or any political subdivision thereof, or the Commonwealth of Puerto Rico; (6) any security issued by a REIT; and (7) any other arrangement that, as determined by the Secretary of the Treasury, is excepted from the definition of security (“excluded securities”). Special rules apply to straight debt securities issued by corporations and entities taxable as partnerships for federal income tax purposes. If a REIT, or its taxable REIT subsidiary, holds (1) straight debt securities of a corporate or partnership issuer and (2) securities of such issuer that are not excluded securities and have an aggregate value greater than 1% of such issuer’s outstanding securities, the straight debt securities will be included in the 10% value test.

For taxable years beginning after December 31, 2000, a REIT’s interest as a partner in a partnership is not treated as a security for purposes of applying the 10% value test to securities issued by the partnership. Further, any debt instrument issued by a partnership will not be a security for purposes of applying the 10% value test (1) to the extent of the REIT’s interest as a partner in the partnership and (2) if at least 75% of the partnership’s gross income (excluding gross income from prohibited transactions) would qualify for the 75% gross income test. For taxable years beginning after October 22, 2004, for purposes of the 10% value test, a REIT’s interest in a partnership’s assets is the REIT’s proportionate interest in any securities issued by the partnership (other than the excluded securities described in the preceding paragraph).

With respect to corrections of failures for which the requirements for corrections are satisfied after October 22, 2004, regardless of whether such failures occurred in taxable years beginning on, before or after such date, as to violations of the 10% vote test, the 10% value test or the 5% asset test, a REIT may avoid disqualification as a REIT by disposing of sufficient assets to cure a violation that does not exceed the lesser of 1% of the REIT’s assets at the end of the relevant quarter or $10,000,000, provided that the disposition occurs within six months following the last day of the quarter in which the REIT first identified the assets. For violations of any of the REIT asset tests due to reasonable cause and not willful neglect that exceed the thresholds described in the preceding sentence, a REIT can avoid disqualification as a REIT after the close of a taxable quarter by taking certain steps, including disposition of sufficient assets within the six month period described above to meet the applicable asset test, paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying assets during the period of time that the assets were held as non-qualifying assets and filing a schedule with the Internal Revenue Service that describes the non-qualifying assets.

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

Annual Distribution Requirements.  In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration. The amount distributed must not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates. Finally, as discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We intend to make timely distributions sufficient to satisfy these annual distribution requirements.

It is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement, or to distribute such greater amount as may be necessary to avoid income and excise taxation, due to, among other things, (1) timing differences between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of income and deduction of expenses in arriving at our taxable income, or (2) the payment of severance benefits that may not be deductible to us. In the event that timing differences occur, we may find it necessary to arrange for borrowings or, if possible, pay dividends in the form of taxable stock dividends in order to meet the distribution requirement.

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

In addition to the relief described above under “— Income Tests” and ‘‘— Asset Tests,” relief is available in the event that we violate a provision of the Internal Revenue Code that would result in our failure to qualify as a REIT if (1) the violation is due to reasonable cause and not due to willful neglect, (2) we pay a penalty of $50,000 for each failure to satisfy the provision, and (3) the violation does not include a violation described under “— Income Tests” or “— Asset Tests” above. It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions.

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

In addition, in certain circumstances, a pension trust that owns more than 10% of our stock is required to treat a percentage of our dividends as UBTI. This rule applies to a pension trust holding more than 10% of our stock only if (1) the percentage of our income that is UBTI (determined as if we were a pension trust) is at least 5%, (2) we qualify as a REIT by reason of the modification of the Five or Fewer Requirement that allows beneficiaries of the pension trust to be treated as holding shares in proportion to their actuarial interests in the pension trust, and (3) either (i) one pension trust owns more than 25% of the value of our stock or (ii) a group of pension trusts individually holding more than 10% of the value of our stock collectively own more than 50% of the value of our stock.

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

In general, you will be subject to United States federal income tax on a graduated rate basis rather than withholding with respect to your investment in our stock if such investment is “effectively connected” with your conduct of a trade or business in the United States. A corporate foreign stockholder that receives income that is, or is treated as, effectively connected with a United States trade or business may also be subject to the branch profits tax, which is payable in addition to regular United States corporate income tax. The following discussion will apply to foreign stockholders whose investment in us is not so effectively connected. We expect to withhold United States income tax, as described below, on the gross amount of any distributions paid to you unless (1) you file an Internal Revenue Service Form W-8ECI with us claiming that the distribution is “effectively connected” or (2) certain other exceptions apply.

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

Backup withholding tax and information reporting will generally not apply to distributions paid to you outside the United States that are treated as (1) dividends to which the 30% or lower treaty rate withholding tax discussed above applies; (2) capital gains dividends; or (3) distributions attributable to gain from the sale or exchange by us of U.S. real property interests. Payment of the proceeds of a sale of stock within the United States or conducted through certain U.S. related financial intermediaries is subject to both backup withholding and information reporting unless the beneficial owner certifies under penalties of perjury that he or she is not a U.S. person (and the payor does not have actual knowledge that the beneficial owner is a U.S. person) or otherwise established an exemption. You may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for refund with the Internal Revenue Service.

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

U.S. Federal Withholding Tax.  Subject to the discussion below, U.S. federal withholding tax will not apply to payments by us or our paying agent, in its capacity as such, of principal and interest on your notes under the “portfolio interest” exception of the Internal Revenue Code, provided that:

•	you do not, directly or indirectly, actually or constructively, own 10% or more of the total combined voting power of all classes of our stock entitled to vote;

•	you are not (1) a controlled foreign corporation for U.S. federal income tax purposes that is related, directly or indirectly, to us through sufficient stock ownership, as provided in the Internal Revenue Code, or (2) a bank receiving interest described in Section 881(c)(3)(A) of the Internal Revenue Code;

•	such interest is not effectively connected with your conduct of a U.S. trade or business; and

•	you provide a signed written statement, under penalties of perjury, which can reliably be related to you, certifying that you are not a U.S. person within the meaning of the Internal Revenue Code and providing your name and address to:

•	us or our paying agent; or

•	a securities clearing organization, bank or other financial institution that holds customers’ securities in the ordinary course of its trade or business and holds your notes on your behalf and that certifies to us or our paying agent under penalties of perjury that it, or the bank or financial institution between it and you, has received from you your signed, written statement and provides us or our paying agent with a copy of such statement.

Treasury regulations provide that:

•	if you are a foreign partnership, the certification requirement will generally apply to your partners, and you will be required to provide certain information;

•	if you are a foreign trust, the certification requirement will generally be applied to you or your beneficial owners depending on whether you are a “foreign complex trust, ““foreign simple trust, “or “foreign grantor trust” as defined in the Treasury regulations; and

•	look-through rules will apply for tiered partnerships, foreign simple trusts and foreign grantor trusts.

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

Internet Access to Our SEC Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as our proxy statements and other materials that are filed with, or furnished to, the Securities and Exchange Commission are made available, free of charge, on our Web site at www.hcreit.com, as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

Item 1A.  Risk Factors

Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K and the documents incorporated by reference contain statements that constitute “forward-looking statements” as that term is defined in the federal securities laws. These forward-looking statements include those regarding:

•	the possible expansion of our portfolio;

•	the sale of properties;

•	the performance of our operators and properties;

•	our ability to enter into agreements with new viable tenants for properties that we take back from financially troubled tenants, if any;

•	our ability to make distributions;

•	our policies and plans regarding investments, financings and other matters;

•	our tax status as a real estate investment trust;

•	our ability to appropriately balance the use of debt and equity;

•	our ability to access capital markets or other sources of funds; and

•	our ability to meet our earnings guidance.

For example, when we use words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to:

•	the status of the economy;

•	the status of capital markets, including prevailing interest rates;

•	serious issues facing the health care industry, including compliance with, and changes to, regulations and payment policies and operators’ difficulty in obtaining and maintaining adequate liability and other insurance;

•	changes in financing terms;

•	competition within the health care and senior housing industries;

•	negative developments in the operating results or financial condition of operators, including, but not limited to, their ability to pay rent and repay loans;

•	the Company’s ability to transition or sell facilities with profitable results;

•	the failure of closings to occur as and when anticipated;

•	acts of God affecting our properties;

•	our ability to reinvest sale proceeds at similar rates to assets sold;

•	operator bankruptcies or insolvencies;

•	government regulations affecting Medicare and Medicaid reimbursement rates;

•	liability claims and insurance costs for our operators;

•	unanticipated difficulties and/or expenditures relating to future acquisitions;

•	environmental laws affecting our properties;

•	delays in reinvestment of sale proceeds;

•	changes in rules or practices governing the Company’s financial reporting;

•	other factors, including REIT qualification, anti-takeover provisions and key management personnel; and

•	the risks described below:

Risk factors related to our operators’ revenues and expenses

Our facility operators’ revenues are primarily driven by occupancy, Medicare and Medicaid reimbursement, if applicable, and private pay rates. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue, to come under pressure due to reimbursement cuts and state budget shortfalls. Liability insurance and staffing costs continue to increase for our operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a facility not generating enough cash to make payments to us, the credit of our operator and the value of other collateral would have to be relied upon.

Risk factors related to operator bankruptcies

We are exposed to the risk that our operators may not be able to meet the rent, principal and interest or other payments due us, which may result in an operator bankruptcy or insolvency, or that an operator might become subject to bankruptcy or insolvency proceedings for other reasons. Although our operating lease agreements provide us with the right to evict an operator, demand immediate payment of rent and exercise other remedies, and our loans provide us with the right to terminate any funding obligation, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive unpaid principal and interest in the case of a loan, and to exercise other rights and remedies.

We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of a facility, avoid the imposition of liens on a facility and/or transition a facility to a new operator. In some instances, we have terminated our lease with an operator and relet the facility to another operator. In some of those situations, we have provided working capital loans to and limited indemnification of the new operator. If we cannot transition a leased facility to a new operator, we may take possession of that facility, which may expose us to certain successor liabilities. Should such events occur, our revenue and operating cash flow may be adversely affected.

Risk factors related to government regulations

Our operators’ businesses are affected by government reimbursement and private payor rates. To the extent that a facility receives a significant portion of its revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facility. In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures. Health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of the skilled nursing industry, the specialty care industry or the health care industry in general. There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us. In addition, the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. See “Item 1 — Business — Certain Government Regulations — Reimbursement” above.

Risk factors related to liability claims and insurance costs

Long-term care facility operators (skilled nursing facilities, assisted living facilities, and independent living/continuing care retirement communities) have experienced substantial increases in both the number and size of patient care liability claims in recent years, particularly in the states of Texas and Florida. As a result, general and professional liability costs have increased and may continue to increase. Long-term care liability insurance rates are increasing nationwide because of large jury awards in states like Texas and Florida. Over the past four years, both Texas and Florida have adopted skilled nursing facility liability laws that modify or limit tort damages. Despite some of these reforms, the long-term care industry overall continues to experience very high general and professional liability costs. Insurance companies have responded to this claims crisis by severely restricting their capacity to write long-term care general and professional liability policies. No assurances can be given that the climate for long-term care general and professional liability insurance will improve in any of the foregoing states or any other states where the facility operators conduct business. Insurance companies may continue to reduce or stop writing general and professional liability policies for long-term care facilities. Thus, general professional liability insurance coverage may be restricted or very costly, which may adversely affect the facility operators’ future operations, cash flows and financial condition, and may have a material adverse effect on the facility operators’ ability to meet their obligations to us.

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

Risk factors related to reinvestment of sale proceeds

From time to time, we will have cash available from (1) the proceeds of sales of our securities, (2) principal payments on our loans receivable and (3) the sale of properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements. We must re-invest these proceeds, on a timely basis, in properties or in qualified short-term investments. We compete for real estate investments with a broad variety of potential investors. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us. Delays in acquiring properties may negatively impact revenues and perhaps our ability to make distributions to stockholders.

Other risk factors

We are also subject to a number of other risks. First, we might fail to qualify or remain qualified as a REIT. We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate in such a manner. Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of federal taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. Also, if we were not a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required to pay dividends to stockholders amounting to at least 90% of its annual taxable income (including 100% of capital gains). See “Item 1 — Business — Taxation” for a discussion of the provisions of the Internal Revenue Code that apply to us and the effects of non-qualification.

Second, our Second Restated Certificate of Incorporation and Amended and Restated By-Laws contain anti-takeover provisions (staggered board provisions, restrictions on share ownership and transfer and super majority stockholder approval requirements for business combinations) that could make it more difficult for or even prevent a third party from acquiring us without the approval of our incumbent Board of Directors. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

Third, we are dependent on key personnel. Although we have entered into employment agreements with our executive officers, losing any one of them could, at least temporarily, have an adverse impact on our operations. We believe that losing more than one would have a material adverse impact on our business.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are currently located at One SeaGate, Suite 1500, Toledo, Ohio 43604. The following table sets forth certain information regarding the facilities that comprise our investments as of December 31, 2005 (dollars in thousands):

	Number of	Number of	Total	Annualized
Facility Location	Facilities	Beds/Units	Investment(1)	Income(2)

Assisted Living Facilities:
Arizona	4	247	$18,163	$2,139
California	9	637	61,105	7,111
Colorado	1	46	4,266	522
Connecticut	6	591	54,340	5,798
Delaware	1	97	21,090	1,960
Florida	19	1,348	90,676	12,435
Georgia	2	107	4,427	543
Idaho	3	234	15,057	1,595
Indiana	2	78	5,055	637
Kansas	1	120	10,839	1,007
Kentucky	1	80	7,588	810
Louisiana	1	124	9,134	1,549
Maryland	2	164	9,361	1,063
Massachusetts	7	525	68,106	7,551
Mississippi	2	158	13,433	1,420
Montana	3	205	15,461	1,722
Nevada	3	262	25,069	2,946
New Jersey	3	176	17,927	1,848
New York	2	124	12,901	1,442
North Carolina	42	1,993	192,068	23,876
Ohio	9	627	46,758	4,768
Oklahoma	16	549	19,808	2,863
Oregon	4	168	15,971	2,079
Pennsylvania	3	227	17,281	1,381
South Carolina	7	366	30,872	3,989
Tennessee	6	334	16,906	2,186
Texas	22	1,267	72,431	6,963
Utah	2	138	13,746	1,497
Virginia	5	326	41,487	4,013
Washington	6	400	27,288	2,974
Wisconsin	1	28	4,006	494

Total Assisted Living Facilities	195	11,746	962,620	111,181

	Number of	Number of	Total	Annualized
Facility Location	Facilities	Beds/Units	Investment(1)	Income(2)

Skilled Nursing Facilities:
Alabama	8	1,202	$41,220	$4,997
Arizona	3	505	21,004	1,991
California	1	116	3,868	602
Colorado	4	650	33,106	3,163
Connecticut	4	453	11,695	926
Florida	39	4,888	245,357	26,382
Georgia	3	499	16,716	1,748
Idaho	3	393	17,927	2,582
Illinois	4	406	28,180	2,498
Indiana	7	733	32,652	3,689
Kansas	1	163	9,480	806
Kentucky	10	1,343	67,658	7,139
Louisiana	6	708	29,719	3,090
Maryland	1	100	4,016	524
Massachusetts	26	3,633	228,748	26,864
Michigan	1	99	4,478	431
Mississippi	11	1,527	49,581	5,754
Missouri	3	407	24,955	1,966
Nevada	1	60	2,098	418
New Hampshire	1	68	4,638	447
New Jersey	1	176	4,766	441
Ohio	12	1,814	115,007	12,026
Oklahoma	3	668	21,727	2,262
Oregon	1	111	4,343	639
Pennsylvania	4	642	25,955	3,363
Tennessee	21	2,905	121,163	16,126
Texas	21	3,043	79,865	7,770
Utah	1	120	7,841	666
Virginia	2	316	8,433	1,194

Total Skilled Nursing Facilities	203	27,748	1,266,196	140,504
Independent Living / CCRC Facilities:
Arizona	2	376	25,965	1,145
California	6	970	126,825	9,512
Florida	3	542	69,757	6,120
Georgia	3	226	27,060	3,166
Idaho	1	254	14,034	1,791
Illinois	1	89	6,698	703
Indiana	1	74	5,999	696
Massachusetts	1		6,175	626
Montana	1	18	1,995	222
Nevada	1	103	11,554	1,309
New York	2	108	12,235	1,252

	Number of	Number of	Total	Annualized
Facility Location	Facilities	Beds/Units	Investment(1)	Income(2)

North Carolina	2	335	$23,446	$1,964
South Carolina	4	703	69,213	6,065
Texas	2	532	19,767	2,447
Washington	1	70	5,122	530

Total Independent Living/CCRC Facilities	31	4,400	425,845	37,548
Specialty Care Facilities:
California	1	231	10,618	743
District of Columbia	1	148	17,175	1,202
Florida	1	100	3,961
Illinois	1	72	36,317	4,329
Massachusetts	3	550	57,162	7,906
Ohio	1	55	28,204	3,902
Oklahoma	1	31	3,943	380
Texas	4	125	46,388	4,465

Total Specialty Care Facilities	13	1,312	203,768	22,927

Total All Facilities:	442	45,206	$2,858,429	$312,160

(1)	Investments include real estate investments and credit enhancements which amounted to $2,855,979,000 and $2,450,000, respectively.

(2)	Reflects contract rate of interest for loans, annual straight-line rent for leases with fixed escalators or annual cash rent for leases with contingent escalators, excluding investments on non-accrual.

Item 3.	Legal Proceedings

From time to time, there are various legal proceedings pending to which we are a party or to which some of our properties are subject arising in the normal course of business. We do not believe that the ultimate resolution of these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 5,823 stockholders of record as of February 28, 2006. The following table sets forth, for the periods indicated, the high and low prices of our common stock on the New York Stock Exchange, as reported on the Composite Tape, and common dividends paid per share:

	Sales Price		Dividends
	High	Low	Paid

2005
First Quarter	$38.04	$31.15	$0.600
Second Quarter	37.99	31.69	0.620
Third Quarter	39.20	35.13	0.620
Fourth Quarter	37.37	33.35	0.620
2004
First Quarter	$40.65	$35.77	$0.585
Second Quarter	40.88	27.70	0.600
Third Quarter	35.20	31.11	0.600
Fourth Quarter	38.15	34.41	0.600

Our Board of Directors approved a new quarterly dividend rate of $0.64 per share of common stock per quarter, commencing with the May 2006 dividend. Our dividend policy is reviewed annually by the Board of Directors. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors.

On September 29, 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock as partial consideration for an acquisition of assets by us, with the shares valued at $26,500,000 for such purposes. The shares were issued to Southern Assisted Living, Inc. and certain of its shareholders without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended. The shares have a liquidation value of $25 per share. The preferred stock, which has no stated maturity, may be redeemed by us on or after August 15, 2008. The preferred shares are convertible into common stock at a conversion price of $32.66 per share at any time. During the three months ended December 31, 2005, certain holders of our Series E Cumulative Convertible and Redeemable Preferred Stock converted 4,559 shares into 3,487 shares of common stock, leaving 74,989 of such shares outstanding at December 31, 2005. These shares are not included in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased(1)	Paid Per Share	or Programs(2)	or Programs

October 1, 2005 through October 31, 2005
November 1, 2005 through November 30, 2005
December 1, 2005 through December 31, 2005	8,378	$33.96

Totals	8,378	$33.96

(1)	During the three months ended December 31, 2005, the only securities purchased by the Company were shares of common stock held by employees who tendered owned shares to satisfy the tax withholding on the lapse of certain restrictions on restricted stock.

(2)	No shares were purchased as part of publicly announced plans or programs.

Item 6.	Selected Financial Data

The following selected financial data for the five years ended December 31, 2005 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31
	2001	2002	2003	2004	2005

Operating Data
Revenues(1)	$107,776	$138,259	$184,345	$239,055	$281,847
Expenses:
Interest expense(1)	24,826	34,637	45,949	68,567	80,050
Provision for depreciation(1)	21,031	29,571	46,551	66,897	80,000
Other operating expenses(2)	10,853	13,038	17,274	21,178	21,159
Impairment of assets		2,298	2,792	314
Loss on extinguishment of debt(3)	213	403			21,484
Loss on investment

Total expenses	56,923	79,947	112,566	156,956	202,693

Income from continuing operations	50,853	58,312	71,779	82,099	79,154
Income from discontinued operations, net(1)	9,696	9,347	10,961	3,272	5,132

Net income	60,549	67,659	82,740	85,371	84,286
Preferred stock dividends	13,505	12,468	9,218	12,737	21,594
Preferred stock redemption charge			2,790

Net income available to common stockholders	$47,044	$55,191	$70,732	$72,634	$62,692

Other Data
Average number of common shares outstanding:
Basic	30,534	36,702	43,572	51,544	54,110
Diluted	31,027	37,301	44,201	52,082	54,499
Per Share Data
Basic:
Income from continuing operations available to common stockholders	$1.22	$1.25	$1.37	$1.35	$1.07
Discontinued operations, net	0.32	0.25	0.25	0.06	0.09

Net income available to common stockholders	$1.54	$1.50	$1.62	$1.41	$1.16

Diluted:
Income from continuing operations available to common stockholders	$1.21	$1.23	$1.35	$1.33	$1.06
Discontinued operations, net	0.31	0.25	0.25	0.06	0.09

Net income available to common stockholders	$1.52	$1.48	$1.60	$1.39	$1.15

Cash distributions per common share	$2.34	$2.34	$2.34	$2.385	$2.46

	December 31
	2001	2002	2003	2004	2005

Balance Sheet Data
Net real estate investments	$1,213,564	$1,524,457	$1,992,446	$2,441,972	$2,849,518
Total assets	1,267,543	1,591,482	2,184,088	2,552,171	2,972,164
Total debt	488,916	673,703	1,014,541	1,192,958	1,500,818
Total liabilities	509,673	694,250	1,034,409	1,216,892	1,541,408
Total stockholders’ equity	757,870	897,232	1,149,679	1,335,279	1,430,756

(1)	In accordance with FASB Statement No. 144, we have reclassified the income and expenses attributable to the properties sold subsequent to January 1, 2002 and attributable to the properties held for sale at December 31, 2005, to discontinued operations for all periods presented. See Note 15 to our audited consolidated financial statements.

(2)	Other operating expenses include loan expense, provision for loan losses and general and administrative expenses.

(3)	Effective January 1, 2003, in accordance with FASB Statement No. 145, we reclassified the losses on extinguishments of debt in 2001 and 2002 to income from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Item 1 — Business” and “Item 1A — Risk Factors” above.

Executive Overview

Business

Health Care REIT, Inc. is a self-administered, equity real estate investment trust that invests in health care and senior housing properties. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of December 31, 2005:

	Investments(1)	Percentage of	Revenues(2)	Percentage of	Number of	Number of	Investment per	Number of	Number of
Type of Facility	(in thousands)	Investments	(in thousands)	Revenues	Facilities	Beds/Units	Beds/Units	Operators(4)	States(4)

Assisted Living Facilities	$962,620	34%	$132,935	46%	195	11,746	$83,066	23	31
Skilled Nursing Facilities	1,266,196	44%	121,986	42%	203	27,748	45,828	23	29
Independent Living/CCRCs	425,845	15%	17,725	6%	31	4,400	100,872	13	15
Specialty Care Facilities	203,768	7%	18,508	6%	13	1,312	155,311	6	7

Totals	$2,858,429	100%	$291,154	100%	442	45,206

(1)	Investments include real estate investments and credit enhancements which amounted to $2,855,979,000 and $2,450,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2005.

(3)	Investment per Bed/Unit was computed by using the total investment amount of $2,894,948,000 which includes real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $2,855,979,000, $2,450,000 and $36,519,000, respectively.

(4)	We have investments in properties located in 36 states and managed by 54 different operators.

Our primary objectives are to protect stockholder capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders as a result of annual increases in rental and interest income and portfolio growth. To meet these objectives, we invest in properties managed by experienced operators and diversify our investment portfolio by operator and geographic location.

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. These items represent our primary source of liquidity to fund distributions and are dependent upon our operators’ continued ability to make contractual rent and interest payments to us. To the extent that our operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of facility and operator. Our asset management process includes review of monthly financial statements for each facility, periodic review of operator credit, periodic facility inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze facility-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks. Through these asset management and research efforts, we are typically able to intervene at an early stage to address payment risk, and in so doing, support both the collectibility of revenue and the value of our investment.

In addition to our asset management and research efforts, we also structure our investments to help mitigate payment risk. We typically limit our investments to no more than 90% of the appraised value of a property. Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates. As of December 31, 2005, 87% of our real property was subject to master leases.

For the year ended December 31, 2005, rental income and interest income represented 90% and 8%, respectively, of total gross revenues (including discontinued operations). Prior to June 2004, our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight-line basis over the initial lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. This lease structure initially generates lower revenues and earnings compared to leases with fixed escalators that require straight-lining, but enables us to generate additional organic growth and minimize non-cash straight-line rent over time. This change does not affect our cash flow or our ability to pay dividends. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

Depending upon the availability and cost of external capital, we anticipate making investments in additional facilities. New investments are generally funded from temporary borrowings under our unsecured lines of credit arrangements, internally generated cash and the proceeds from sales of real property. Our investments generate internal cash from rent and interest receipts and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under the unsecured lines of credit arrangements, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence of secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments.

Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We expect to complete gross new investments of $450,000,000 to $550,000,000 in 2006, including acquisitions of $300,000,000 and funded new development of $150,000,000 to $250,000,000. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $100,000,000 to $150,000,000 during 2006. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured lines of credit arrangements. At December 31, 2005, we had $36,237,000 of cash and cash equivalents and $345,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.

Key Transactions in 2005

We completed the following key transactions during the year ended December 31, 2005:

•	our Board of Directors increased our quarterly common dividend to $0.62 per share, which represents a two cent increase from the quarterly dividend of $0.60 paid for 2004. The dividend paid for the quarter ended December 31, 2005 represents the 139th consecutive dividend payment;

•	we completed $642,483,000 of gross investments and had $147,021,000 of investment payoffs;

•	we closed on a $500,000,000 unsecured revolving credit facility to replace our $310,000,000 facility which was scheduled to mature in May 2006. Among other things, the new facility provides us with additional financial flexibility and borrowing capacity, reduces our all-in borrowing costs by approximately 50 basis points, extends our agreement to June 2008 and permits us to increase the facility by $50,000,000 through an accordion feature during the first 24 months;

•	we issued $250,000,000 of 5.875% senior unsecured notes due May 2015 at an effective yield of 5.913% in April 2005. We used proceeds from this offering to fund: (a) a redemption of all of our outstanding $50,000,000 8.17% senior unsecured notes due March 2006; (b) a redemption of $122,500,000 of our outstanding $175,000,000 7.5% senior unsecured notes due August 2007; and (c) a public tender offer for $57,670,000 of our outstanding $100,000,000 7.625% senior unsecured notes due March 2008;

•	we completed a public offering of 3,000,000 shares of common stock with net proceeds to the company of $100,977,000 in November 2005; and

•	we issued $300,000,000 of 6.2% senior unsecured notes due June 2016 at an effective yield of 6.246% in December 2005.

Key Performance Indicators, Trends and Uncertainties

We utilize several key performance indicators to evaluate the various aspects of our business. These indicators are discussed below and relate to operating performance, credit strength and concentration risk. Management uses these key performance indicators to facilitate internal and external comparisons to our historical operating results, in making operating decisions and for budget planning purposes.

Operating Performance.  We believe that net income available to common stockholders (“NICS”) is the most appropriate earnings measure. Other useful supplemental measures of our operating performance include funds from operations (“FFO”) and funds available for distribution (“FAD”); however, these supplemental measures are not defined by U.S. generally accepted accounting principals (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion of FFO and FAD and for reconciliations of FFO and FAD to NICS. These earning measures and their relative per share amounts are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures (in thousands, except per share data):

	Year Ended
	December 31	December 31	December 31
	2003	2004	2005

Net income available to common stockholders	$70,732	$72,634	$62,692
Funds from operations	119,463	146,742	144,293
Funds available for distribution	104,535	132,950	145,020
Per share data (fully diluted):
Net income available to common stockholders	$1.60	$1.39	$1.15
Funds from operations	2.70	2.82	2.65
Funds available for distribution	2.36	2.55	2.66

Credit Strength.  We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to book capitalization and debt to market capitalization. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt. Our coverage ratios include interest coverage ratio and fixed charge coverage ratio. The coverage ratios indicate our ability to service interest and fixed charges (interest plus preferred dividends). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain investment grade ratings with Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is discussed in further detail, and reconciled to net income, below in “Non-GAAP Financial Measures.” Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures:

	Year Ended
	December 31		December 31		December 31
	2003		2004		2005

Debt to book capitalization ratio	47%		47%		51%
Debt to market capitalization ratio	34%		34%		40%
Interest coverage ratio	3.50	x	3.24	x	3.10	x
Fixed charge coverage ratio	3.01	x	2.77	x	2.47	x

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

	December 31	December 31	December 31
	2003	2004	2005

Asset mix:
Real property	87%	90%	93%
Loans receivable	13%	10%	7%
Investment mix:
Assisted living facilities	60%	54%	34%
Skilled nursing facilities	32%	39%	44%
Independent/CCRC(1)			15%
Specialty care facilities	8%	7%	7%

(1)	As a result of our significant independent living/continuing care retirement community acquisitions in the fourth quarter of 2005, we began to separately disclose this facility classification in our portfolio reporting. We adopted the National Investment Center definitions and reclassified certain of our existing facilities to this classification.

	December 31	December 31	December 31
	2003	2004	2005

Operator mix:
Emeritus Corporation	12%	15%	13%
Merrill Gardens L.L.C.			7%
Southern Assisted Living, Inc.	11%	8%	7%
Life Care Centers of America, Inc.	6%		7%
Commonwealth Communities Holdings LLC	10%	8%	7%
Delta Health Group, Inc.		7%
Home Quality Management, Inc.	7%	7%
Remaining operators	54%	55%	59%
Geographic mix:
Florida	9%	15%	14%
Massachusetts	13%	14%	13%
Texas	6%	6%	8%
North Carolina	10%	8%	8%
California			7%
Ohio	6%	6%
Remaining states	56%	51%	50%

We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Management regularly monitors various economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to “Item 1A — Risk Factors” above for further discussion.

Portfolio Update

Payment coverages in our portfolio continue to improve. Our overall payment coverage is at 1.92 times and represents an increase of 14 basis points from 2004 and 39 basis points from 2003. The following table reflects our recent historical trends of portfolio coverages. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of facilities’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of earnings before interest, taxes, depreciation, amortization, and rent (but after management fees) to contractual rent or interest due us.

	September 30, 2003				September 30, 2004				September 30, 2005
	CBMF		CAMF		CBMF		CAMF		CBMF		CAMF

Assisted Living Facilities	1.31	x	1.10	x	1.45	x	1.23	x	1.52	x	1.30	x
Skilled Nursing Facilities	1.75	x	1.34	x	2.11	x	1.62	x	2.18	x	1.61	x
Independent/CCRCs									1.43	x	1.21	x
Specialty Care Facilities	1.92	x	1.48	x	2.69	x	2.08	x	3.36	x	2.77	x

Weighted Averages	1.53	x	1.23	x	1.78	x	1.44	x	1.92	x	1.53	x

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2003	Dec. 31, 2004	$	%	Dec. 31, 2005	$	%	$	%

Cash and cash equivalents at beginning of period	$9,550	$124,496	$114,946	1,204%	$19,763	$(104,733)	−84%	$10,213	107%
Cash provided from (used in) operating activities	129,521	144,025	14,504	11%	173,755	29,730	21%	44,234	34%
Cash provided from (used in) investing activities	(388,746)	(507,362)	(118,616)	31%	(449,069)	58,293	−11%	(60,323)	16%
Cash provided from (used in) financing activities	374,171	258,604	(115,567)	−31%	291,788	33,184	13%	(82,383)	−22%

Cash and cash equivalents at end of period	$124,496	$19,763	$(104,733)	−84%	$36,237	$16,474	83%	$(88,259)	−71%

Operating Activities.  The increases in net cash provided from operating activities are primarily attributable to increases in net income, excluding the provision for depreciation and net straight-line rental income. Net income and the provision for depreciation increased primarily as a result of net new investments in properties owned by us. See the discussion of investing activities below for additional details. To the extent that we acquire or dispose of additional properties in the future, our net income and provision for depreciation will change accordingly. Net straight-line rental income decreased primarily due to a decrease in gross straight-line rental income and increases in cash payments outside normal monthly rental payments.

The following is a summary of our straight-line rent (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2003	Dec. 31, 2004	$	%	Dec. 31, 2005	$	%	$	%

Gross straight-line rental income	$21,199	$21,936	$737	3%	$13,142	$(8,794)	−40%	$(8,057)	−38%
Cash receipts due to real property sales	(2,427)	(3,756)	(1,329)	55%	(9,384)	(5,628)	150%	(6,957)	287%
Prepaid rent receipts	(3,844)	(4,388)	(544)	14%	(4,485)	(97)	2%	(641)	17%

Cash receipts in excess of (less than) rental income	$14,928	$13,792	$(1,136)	−8%	$(727)	$(14,519)	−105%	$(15,655)	−105%

Gross straight-line rental income represents the non-cash difference between contractual cash rent due and the average rent recognized pursuant to Statement of Financial Accounting Standards No. 13 “Accounting for Leases.” This amount is positive in the first half of a lease term (but declining every year due to annual increases in cash rent due) and is negative in the second half of a lease term. The decrease in gross straight-line rental income is primarily due to annual increases in cash rent due on leases with fixed increases and our decision in 2004 to change our standard lease structure. Prior to June 2004 our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight-line basis over the initial lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded. Instead, rental income is recorded based on the contractual cash rental payment due for the period. The increase in non-recurring cash receipts are primarily attributable to cash received in connection with real property sales that resulted in the payoff of existing straight-line receivable balances.

Investing Activities.  The changes in net cash used in investing activities are primarily attributable to net changes in loans receivable and real property investments. The following is a summary of our investment and disposition activities (dollars in thousands):

	Year Ended
	December 31, 2003		December 31, 2004		December 31, 2005
	Facilities	Amount	Facilities	Amount	Facilities	Amount

Real property acquisitions:
Assisted living	71	$350,062	22	$179,940	4	$47,660
Skilled nursing	25	120,823	52	338,951	45	262,084
Independent/CCRC					11	230,225
Specialty care					5	51,000

Total acquisitions	96	470,885	74	518,891	65	590,969
Less:
Assumed debt		(101,243)		(14,555)		(22,309)
Preferred stock issuance		(26,500)

Cash disbursed for acquisitions		343,142		504,336		568,660
Additions to CIP		31,771		11,883		8,790
Capital improvements to existing properties		35,500		26,328		21,841

Total cash invested in real property		410,413		542,547		599,291
Real property dispositions:
Assisted living	9	52,232	4	20,271	15	90,485
Skilled nursing	2	13,078	2	6,076
Specialty care			1	11,220
Land parcels		145				840

Proceeds from real property sales	11	65,455	7	37,567	15	91,325

Net cash investments in real property	85	$344,958	67	$504,980	50	$507,966

Advances on loans receivable:
Investments in new loans		$36,436		$47,826		$26,554
Draws on existing loans		69,219		14,062		13,833

Total investments in loans		105,655		61,888		40,387
Receipts on loans receivable:
Loan payoffs		30,631		38,450		82,379
Principal payments on loans		26,450		17,023		16,259

Total principal receipts on loans		57,081		55,473		98,638

Net cash advances/(receipts) on loans receivable		$48,574		$6,415		$(58,251)

Financing Activities.  The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt, common stock issuances, preferred stock issuances and redemptions, and cash distributions to stockholders.

The following is a summary our senior unsecured note issuances (dollars in thousands):

Date Issued	Maturity Date	Interest Rate	Face Amount	Net Proceeds

March 2003	September 2012	8.000%	$100,000	$103,167
October 2003	November 2013	6.000%	250,000	247,303

2003 Totals			$350,000	$350,470

September 2004	November 2013	6.000%	$50,000	$50,708

April 2005	May 2015	5.875%	$250,000	$246,859
November 2005	June 2016	6.200%	300,000	297,194

2005 Totals			$550,000	$544,053

We repaid $40,000,000 of 8.0% senior unsecured notes upon maturity in April 2004. In May 2005, we redeemed all of our outstanding $50,000,000 8.17% senior unsecured notes due March 2006, we completed a public tender offer for $57,670,000 of our outstanding $100,000,000 7.625% senior unsecured notes due March 2008, and we redeemed $122,500,000 of our outstanding $175,000,000 7.5% senior unsecured notes due August 2007. The increase in principal payments on secured debt during 2005 is primarily due to early extinguishments of outstanding mortgages. During the year ended December 31, 2005, we paid off mortgages with outstanding balances of $72,309,000 and average interest rates of 7.481%.

The change in common stock is primarily attributable to public and private issuances and common stock issuances related to our dividend reinvestment and stock purchase plan (“DRIP”). The remaining difference in common stock issuances is primarily due to issuances pursuant to stock incentive plans.

The following is a summary our common stock issuances (dollars in thousands, except per share amounts):

Date Issued	Shares Issued	Issue Price	Gross Proceeds	Net Proceeds

July 2003	1,583,100	$30.32	$48,000	$47,933
September 2003	3,680,000	$30.25	111,320	105,075
2003 DRIP	2,276,821	$30.24	68,860	68,860

2003 Totals	7,539,921		$228,180	$221,868

2004 DRIP	1,532,819	$33.65	$51,575	$51,575

November 2005	3,000,000	$34.15	$102,450	$100,977
2005 DRIP	1,546,959	$34.59	53,505	53,505

2005 Totals	4,546,959		$155,955	$154,482

In July 2003, we closed on a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock, which generated net proceeds of approximately $96,850,000. A portion of the proceeds from this offering were used to redeem all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock on July 15, 2003, at a redemption price of $25 per share plus accrued and unpaid dividends. In September 2004, we closed on a public offering of 7,000,000 shares of 7.625% Series F Cumulative Redeemable Preferred Stock, which generated net proceeds of approximately $169,107,000. The proceeds were used to repay borrowings under our unsecured lines of credit arrangements and to invest in additional properties.

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increases in dividends are primarily attributable to increases in outstanding common and preferred stock shares as discussed above and increases in our annual common stock dividend per share.

The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2003		December 31, 2004		December 31, 2005
	Per Share	Amount	Per Share	Amount	Per Share	Amount

Common Stock	$2.34	$101,863	$2.385	$122,987	$2.46	$132,548
Series B Preferred Stock	2.22	3,605
Series C Preferred Stock	2.25	1,439
Series D Preferred Stock	1.97	3,784	1.97	7,875	1.97	7,875
Series E Preferred Stock	1.50	390	1.50	933	1.50	375
Series F Preferred Stock			1.50	3,929	1.91	13,344

Totals		$111,081		$135,724		$154,142

Off-Balance Sheet Arrangements

We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At December 31, 2005, our obligation under the letter of credit was $2,450,000.

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on the general trend in interest rates at the applicable dates, our perception of the future volatility of interest rates and our relative levels of variable rate debt and variable rate investments. As of December 31, 2005, we participated in two interest rate swap agreements related to our long-term debt. Our interest rate swaps are discussed below in “Contractual Obligations.”

Contractual Obligations

The following table summarizes our payment requirements under contractual obligations as of December 31, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter

Unsecured lines of credit arrangements(1)	$540,000	$40,000	$500,000	$0	$0
Senior unsecured notes	1,194,830		94,830		1,100,000
Secured debt	107,540	2,596	24,269	41,301	39,374
Contractual interest obligations	749,475	108,125	198,062	161,471	281,817
Capital lease obligations
Operating lease obligations	14,257	1,275	1,994	1,857	9,131
Purchase obligations	81,449	15,096	48,007	17,991	355
Other long-term liabilities

Total contractual obligations	$2,687,551	$167,092	$867,162	$222,620	$1,430,677

(1)	Unsecured lines of credit arrangements reflected at 100% capacity.

We have an unsecured credit arrangement with a consortium of ten banks providing for a revolving line of credit (“revolving credit”) in the amount of $500,000,000, which expires on June 22, 2008 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (5.387% at December 31, 2005). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.9% at December 31, 2005. In addition, we pay a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.225% at December 31, 2005. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. We have another unsecured line of credit arrangement with a bank for a total of $40,000,000, which expires May 31, 2006. Borrowings under this line of credit are subject to interest at either the bank’s prime rate of interest (7.25% at December 31, 2005) or 1.3% over LIBOR interest rate, at our option. Principal is due upon expiration of the agreement. At December 31, 2005, we had $195,000,000 outstanding under the unsecured lines of credit arrangements and estimated total contractual interest obligations of $26,262,000. Contractual interest obligations are estimated based on the assumption that the balance of $195,000,000 at December 31, 2005 is constant until maturity at interest rates in effect at December 31, 2005.

We have $1,194,830,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 5.875% to 8.0%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $647,298,000 at December 31, 2005. Additionally, we have 31 mortgage loans totaling $107,540,000, collateralized by owned properties, with fixed annual interest rates ranging from 5.8% to 8.5%, payable monthly. The carrying values of the properties securing the mortgage loans totaled $167,230,000 at December 31, 2005. Total contractual interest obligations on mortgage loans totaled $32,715,000 at December 31, 2005.

On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6% and pay a variable rate based on six-month LIBOR plus a spread. At December 31, 2005, total contractual interest obligations were estimated to be $43,200,000.

At December 31, 2005, we had operating lease obligations of $14,257,000 relating to our office space, five assisted living facilities and three skilled nursing facilities.

Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At December 31, 2005, we had outstanding construction financings of $3,906,000 for leased properties and were committed to providing additional financing of approximately $36,519,000 to complete construction. At December 31, 2005, we had contingent purchase obligations totaling $44,930,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

Capital Structure

As of December 31, 2005, we had stockholders’ equity of $1,430,756,000 and a total outstanding debt balance of $1,500,818,000, which represents a debt to total book capitalization ratio of 51%. Our ratio of debt to market capitalization was 40% at December 31, 2005. For the year ended December 31, 2005, our coverage ratio of EBITDA to interest was 3.10 to 1.00. For the year ended December 31, 2005, our coverage ratio of EBITDA to fixed charges was 2.47 to 1.00. Also, at December 31, 2005, we had $36,237,000 of cash and cash equivalents and $345,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.

Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2005, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured lines of credit arrangements, the ratings on our senior unsecured notes are used to determine the fees and interest payable.

Our senior unsecured notes are rated Baa3 (stable), BBB- (positive) and BBB- (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the Company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

As of February 28, 2006, we had an effective shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $429,344,619 of securities including debt securities, common and preferred stock, depositary shares, warrants and units. Also, as of February 28, 2006, we had an effective registration statement on file in connection with our enhanced DRIP program under which we may issue up to 6,314,213 shares of common stock. As of February 28, 2006, 2,718,433 shares of common stock remained available for issuance under this registration statement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured lines of credit arrangements.

Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2003	Dec. 31, 2004	$	%	Dec. 31, 2005	$	%	$	%

Net income available to common stockholders	$70,732	$72,634	$1,902	3%	$62,692	$(9,942)	−14%	$(8,040)	−11%
Funds from operations	119,463	146,742	27,279	23%	144,293	(2,449)	−2%	24,830	21%
Funds available for distribution	104,535	132,950	28,415	27%	145,020	12,070	9%	40,485	39%
EBITDA	199,349	238,264	38,915	20%	258,578	20,314	9%	59,229	30%

Net income available to common stockholders decreased 14% from 2004 and 11% from 2003 primarily due to the losses on extinguishment of debt totaling $21,484,000, or $0.39 per diluted share, and increases in interest expense, provision for depreciation and preferred stock dividends, offset by increases in rental income. Net income available to common stockholders increased 3% from 2003 to 2004 due to an increase in rental income offset by increases in interest expense and provision for depreciation. These changes are discussed in further detail below. Net income available to common stockholders decreased on a per share basis during 2005 due to the lower net income available to common stockholders discussed above and higher outstanding shares. Net income available to common stockholders decreased on a per share basis during 2004 primarily due to higher outstanding shares. On a fully diluted basis, average common shares outstanding for the year ended December 31, 2005 was 54,499,000, a 5% increase from 52,082,000 for the same period in 2004 and an 18% increase from 44,201,000 for the same period in 2003. The increase in fully diluted average common shares outstanding is primarily the result of public and private common stock offerings and common stock issuances pursuant to our DRIP.

The following table represents the changes in outstanding common stock for the period from January 1, 2003 to December 31, 2005 (in thousands):

	Year Ended
	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2005	Totals

Beginning balance	40,086	50,361	52,925	40,086
Public/private offerings	5,263		3,000	8,263
DRIP issuances	2,277	1,533	1,547	5,357
Preferred stock conversions	2,224	369	210	2,803
Other issuances	511	662	443	1,616

Ending balance	50,361	52,925	58,125	58,125

The decrease in FFO for the year ended December 31, 2005 is primarily due to the losses on extinguishment of debt. The increase in FFO for the year ended December 31, 2004 is primarily due to the increase in net income available to common stockholders. The increases in FAD are primarily due to the changes in net straight-line rental income offset by the losses on extinguishment of debt. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding FFO and FAD and for reconciliations of FFO and FAD to NICS.

The increases in EBITDA are primarily due to increases in net income, excluding interest expense and provision for depreciation. Our coverage ratio of EBITDA to total interest was 3.10 times for the year ended December 31, 2005 as compared with 3.24 times for the same period in 2004 and 3.50 times for the same period in 2003. Our coverage ratio of EBITDA to fixed charges was 2.47 times for the year ended December 31, 2005 as compared with 2.77 times for the same period in 2004 and 3.01 times for the same period in 2003. Our coverage ratios declined from the prior years primarily due to the losses on extinguishment of debt and increases in interest expense. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding EBITDA and a reconciliation of EBITDA and net income.

Revenues were comprised of the following (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2003	Dec. 31, 2004	$	%	Dec. 31, 2005	$	%	$	%

Rental income	$159,818	$213,755	$53,937	34%	$253,306	$39,551	19%	$93,488	58%
Interest income	20,768	22,818	2,050	10%	23,993	1,175	5%	3,225	16%
Transaction fees and other income	3,759	2,432	(1,327)	−35%	4,548	2,116	87%	789	21%
Prepayment fees		50	50	n/a		(50)	n/a		n/a

Totals	$184,345	$239,055	$54,710	30%	$281,847	$42,792	18%	$97,502	53%

The increase in gross revenues is primarily attributable to increased rental income resulting from the acquisitions of new properties from which we receive rent. See the discussion of investing activities in “Liquidity and Capital Resources” above for further information. In addition, as discussed above, prior to June 2004, our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight-line basis over the minimum lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. While this change does not affect our cash flow or our ability to pay dividends, it is anticipated that we will generate additional organic growth and minimize non-cash straight-line rent over time. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. As of December 31, 2005, we had no leases expiring prior to 2009 with the exception of our master lease with Commonwealth Communities Holdings LLC. In October 2005, Kindred Healthcare, Inc. (“Kindred”) announced its intent to acquire Commonwealth. As part of this transaction, which closed on February 28, 2006, we leased the Commonwealth facilities to Kindred under two master leases.

Interest income increased in 2005 primarily due to recognition of additional interest income of approximately $4,509,000 offset by loan payoffs. The additional interest income related to the payoffs of loans that were either on non-accrual or partial accrual and all contractual interest was received from the borrowers. Transaction fees and other income fluctuated primarily due to $822,000 of extinguishment recoveries, $750,000 in termination fees as well as additional fees from loan payoffs recognized during the year ended December 31, 2005. The decrease from 2003 to 2004 is primarily due to the $902,000 gain from the sale of our investment in Atlantic Healthcare Finance L.P. in October 2003.

Expenses were comprised of the following (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2003	Dec. 31, 2004	$	%	Dec. 31, 2005	$	%	$	%

Interest expense	$45,949	$68,567	$22,618	49%	$80,050	$11,483	17%	$34,101	74%
Provision for depreciation	46,551	66,897	20,346	44%	80,000	13,103	20%	33,449	72%
General and administrative	11,483	16,585	5,102	44%	17,249	664	4%	5,766	50%
Loan expense	2,921	3,393	472	16%	2,710	(683)	−20%	(211)	−7%
Impairment of assets	2,792	314	(2,478)	−89%		(314)	−100%	(2,792)	−100%
Loss on extinguishment of debt					21,484	21,484	n/a	21,484	n/a
Provision for loan losses	2,870	1,200	(1,670)	−58%	1,200	0	0%	(1,670)	−58%

Totals	$112,566	$156,956	$44,390	39%	$202,693	$45,737	29%	$90,127	80%

The increase in total expenses is primarily attributable to increases in interest expense, the provision for depreciation and the recognition of losses on extinguishment of debt. The increases in interest expense are primarily due to higher average borrowings and changes in the amount of capitalized interest offsetting interest expense. This was partially offset by lower average interest rates and savings generated from interest rate swap agreements. If we borrow under our unsecured lines of credit arrangements, issue additional senior unsecured notes or assume additional secured debt, our interest expense will increase.

The following is a summary of our interest expense (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2003	Dec. 31, 2004	$	%	Dec. 31, 2005	$	%	$	%

Senior unsecured notes	$48,527	$61,216	$12,689	26%	$63,080	$1,864	3%	$14,553	30%
Secured debt	5,514	11,069	5,555	101%	11,769	700	6%	6,255	113%
Unsecured lines of credit	2,871	2,916	45	2%	9,412	6,496	223%	6,541	228%
Capitalized interest	(1,535)	(875)	660	−43%	(665)	210	−24%	870	−57%
SWAP earnings		(1,770)	(1,770)	n/a	(972)	798	−45%	(972)	n/a
Discontinued operations	(9,428)	(3,989)	5,439	−58%	(2,574)	1,415	−35%	6,854	−73%

Totals	$45,949	$68,567	$22,618	49%	$80,050	$11,483	17%	$34,101	74%

The increase in interest expense on senior unsecured notes is due to the net effect and timing of issuances and extinguishments. See the discussion of financing activities in “Liquidity and Capital Resources” above for further information.

The following is a summary of our senior unsecured notes principal activity (dollars in thousands):

	Year Ended December 31, 2003		Year Ended December 31, 2004		Year Ended December 31, 2005
		Weighted Average		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$515,000	7.781%	$865,000	7.291%	$875,000	7.181%
Debt issued	350,000	6.571%	50,000	6.000%	550,000	6.052%
Debt extinguished			(40,000)	8.090%	(230,170)	7.677%

Ending balance	$865,000	7.291%	$875,000	7.181%	$1,194,830	6.566%

Monthly averages	$630,385	7.699%	$852,692	7.242%	$961,469	6.829%

The increase in interest expense on secured debt is due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our secured debt activity (dollars in thousands):

	Year Ended December 31, 2003		Year Ended December 31, 2004		Year Ended December 31, 2005
		Weighted Average		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$51,831	7.447%	$148,184	7.512%	$160,225	7.508%
Debt assumed	101,243	7.403%	14,555	7.500%	22,309	6.561%
Debt extinguished	(4,000)	3.790%			(72,309)	7.481%
Principal payments	(890)	8.095%	(2,514)	7.709%	(2,685)	7.584%

Ending balance	$148,184	7.512%	$160,225	7.508%	$107,540	7.328%

Monthly averages	$82,644	7.594%	$148,141	7.510%	$156,027	7.452%

The increase in interest expense on unsecured lines of credit arrangements is due primarily to higher average outstanding borrowings. The following is a summary of our unsecured lines of credit arrangements (dollars in thousands):

	Year Ended December 31
	2003	2004	2005

Balance outstanding at December 31	$0	$151,000	$195,000
Maximum amount outstanding at any month end	$156,900	$159,000	$318,000
Average amount outstanding (total of daily principal balances divided by days in year)	$61,677	$54,770	$181,232
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	4.65%	5.32%	5.19%

We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the years ended December 31, 2003, 2004 and 2005 totaled $1,535,000, $875,000 and $665,000, respectively.

On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. We receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. For the years ended December 31, 2005, and 2004, we generated $972,000 and $1,770,000, respectively, of savings related to our Swaps that was recorded as a reduction of interest expense. We had no interest rate swap agreements outstanding during 2003.

The provision for depreciation increased primarily as a result of additional investments in properties owned directly by us. See the discussion of investing activities in “Liquidity and Capital Resources” above for further information. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation will change accordingly.

General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the year ended December 31, 2005, were 5.89% as compared with 6.54% and 5.55% for the same periods in 2004 and 2003, respectively. The change from 2004 to 2005 is due to increased costs to attract and retain appropriate personnel to achieve our business objectives offset by a decrease in professional service fees and other operating costs as a result of focused expense control. Approximately one-half of the increases from 2003 to 2004 were related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives. The remainder was comprised of increases relating to professional services fees (including costs associated with SOX compliance), taxes and transition costs associated with the removal of an underperforming operator in December 2004.

The change in loan expense was primarily due to increased costs in 2003 and 2004 related to amending our primary unsecured line of credit arrangement, costs related to obtaining consents to modify the covenants under our senior unsecured notes and costs related to the issuance of senior unsecured notes.

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

Other items were comprised of the following (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2003	Dec. 31, 2004	$	%	Dec. 31, 2005	$	%	$	%

Gain (loss) on sales of properties	$4,139	$(143)	$(4,282)	n/a	$3,227	$3,370	n/a	$(912)	−22%
Discontinued operations, net	6,822	3,415	(3,407)	−50%	1,905	(1,510)	−44%	(4,917)	−72%
Preferred dividends	(9,218)	(12,737)	(3,519)	38%	(21,594)	(8,857)	70%	(12,376)	134%
Preferred stock redemption charge	(2,790)		2,790	100%		0	0%	2,790	100%

Totals	$(1,047)	$(9,465)	$(8,418)	804%	$(16,462)	$(6,997)	74%	$(15,415)	1,472%

One assisted living facility was held for sale at December 31, 2005. We did not recognize an impairment loss on this asset as the fair market value less estimated costs to sell exceeded our carrying value. Also during the years ended December 31, 2003, 2004 and 2005, we sold properties with carrying values of $61,316,000, $37,710,000 and $88,098,000 for net gains of $4,139,000, net losses of $143,000 and net gains of $3,227,000, respectively. In accordance with Statement of Financial Accounting Standards No. 144, we have reclassified the income and expenses attributable to the properties held for sale or sold subsequent to January 1, 2002 to discontinued operations. These properties generated $6,822,000, $3,415,000 and $1,905,000 of income after deducting depreciation and interest expense from rental revenue for the years ended December 31, 2003, 2004 and 2005, respectively. Please refer to Note 15 of our audited consolidated financial statements for further discussion.

The increase in preferred dividends is primarily due to the increase in average outstanding preferred shares. The following is a summary of our preferred stock activity:

	Year Ended December 31, 2003		Year Ended December 31, 2004		Year Ended December 31, 2005
		Weighted Average		Weighted Average		Weighted Average
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	5,100,000	8.926%	4,830,444	7.553%	11,350,045	7.663%
Shares issued	5,060,000	7.482%	7,000,000	7.625%
Shares redeemed	(3,000,000)	8.875%
Shares converted	(2,329,556)	8.704%	(480,399)	6.000%	(275,056)	6.000%

Ending balance	4,830,444	7.553%	11,350,045	7.663%	11,074,989	7.704%

Monthly averages	4,983,803	8.357%	6,786,481	7.621%	11,245,073	7.679%

In July 2003, we closed a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock. A portion of the proceeds from this offering were used to redeem all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock on July 15, 2003. In accordance with Emerging Issues Task Force (“EITF”) Topic D-42, the costs to issue these securities were recorded as a non-cash, non-recurring charge of $2,790,000, or $0.06 per diluted share, in the third quarter of 2003 to reduce net income available to common stockholders. No such transactions or charges occurred in 2004 or 2005.

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

In April 2002, the Financial Accounting Standards Board issued Statement No. 145 that requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. We adopted the standard effective January 1, 2003 and have properly reflected the $21,484,000, or $0.39 per diluted share, of losses on extinguishment of debt for the year ended December 31, 2005. These charges have not been added back for the calculations of FFO, FAD or EBITDA.

In August 2003, we adopted the SEC clarification of EITF Topic D-42. To implement the clarified accounting pronouncement, our 2003 results reflect a reduction in net income available to common stockholders resulting from a non-cash, non-recurring charge of $2,790,000, or $0.06 per diluted share, due to the redemption of our 8.875% Series B Cumulative Redeemable Preferred Stock in July 2003. NAREIT has issued its recommendation that preferred stock redemption charges should not be added back to net income in the calculation of FFO and FAD. Although we have adopted this recommendation, we have also disclosed FFO and FAD adjusted for the preferred stock redemption charge for enhanced clarity. Additionally, we believe that the nature of the charge is non-recurring because there was not a similar charge during the two preceding years and we do not anticipate a similar charge in the succeeding two years.

In October 2003, NAREIT informed its member companies that the SEC had changed its position on certain aspects of the NAREIT FFO definition, including impairment charges. Previously, the SEC accepted NAREIT’s view that impairment charges were effectively an early recognition of an expected loss on an impending sale of property and thus should be added back to net income in the calculation of FFO and FAD similar to other gains and losses on sales. However, the SEC’s clarified interpretation is that recurring impairments taken on real property may not be added back to net income in the calculation of FFO and FAD. We have adopted this interpretation and have not added back impairment charges of $2,792,000, or $0.06 per diluted share, recorded for the year ended December 31, 2003 and $314,000, or $0.01 per diluted share, recorded for the year ended December 31, 2004.

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

FFO, FAD and EBITDA are financial measures that are widely used by investors, equity and debt analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. Management uses these financial measures to facilitate internal and external comparisons to our historical operating results, in making operating decisions and for budget planning purposes. Additionally, FFO and FAD are internal evaluation metrics utilized by the Board of Directors to evaluate management. FFO, FAD and EBITDA do not represent net income or cash flow provided from operating activities as determined in accordance with U.S. GAAP and should not be considered as alternative measures of profitability or liquidity. Finally, FFO, FAD and EBITDA, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts or other companies.

The table below reflects the reconciliation of FFO to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation includes provision for depreciation from discontinued operations. Amounts are in thousands except for per share data.

	Year Ended
	December 31	December 31	December 31
	2003	2004	2005

FFO Reconciliation:
Net income available to common stockholders	$70,732	$72,634	$62,692
Provision for depreciation	52,870	74,015	84,828
Loss (gain) on sales of properties	(4,139)	143	(3,227)
Prepayment fees		(50)

Funds from operations	119,463	146,742	144,293
Preferred stock redemption charge	2,790

Funds from operations — adjusted	$122,253	$146,742	$144,293
Average common shares outstanding:
Basic	43,572	51,544	54,110
Diluted	44,201	52,082	54,499
Per share data:
Net income available to common stockholders
Basic	$1.62	$1.41	$1.16
Diluted	1.60	1.39	1.15
Funds from operations
Basic	$2.74	$2.85	$2.67
Diluted	2.70	2.82	2.65
Funds from operations — adjusted
Basic	$2.81	$2.85	$2.67
Diluted	2.77	2.82	2.65

The table below reflects the reconciliation of FAD to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation includes provision for depreciation from discontinued operations. Amounts are in thousands except for per share data.

	Year Ended
	December 31	December 31	December 31
	2003	2004	2005

FAD Reconciliation:
Net income available to common stockholders	$70,732	$72,634	$62,692
Provision for depreciation	52,870	74,015	84,828
Loss (gain) on sales of properties	(4,139)	143	(3,227)
Prepayment fees		(50)
Rental income in excess of cash received	(14,928)	(13,792)	727

Funds available for distribution	104,535	132,950	145,020
Preferred stock redemption charge	2,790

Funds available for distribution — adjusted	$107,325	$132,950	$145,020
Average common shares outstanding:
Basic	43,572	51,544	54,110
Diluted	44,201	52,082	54,499
Per share data:
Net income available to common stockholders
Basic	$1.62	$1.41	$1.16
Diluted	1.60	1.39	1.15
Funds available for distribution
Basic	$2.40	$2.58	$2.68
Diluted	2.36	2.55	2.66
Funds available for distribution — adjusted
Basic	$2.46	$2.58	$2.68
Diluted	2.43	2.55	2.66

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

	Year Ended
	December 31		December 31		December 31
	2003		2004		2005

EBITDA Reconciliation:
Net income	$82,740		$85,371		$84,286
Interest expense	55,377		72,556		82,624
Capitalized interest	1,535		875		665
Provision for depreciation	52,870		74,015		84,828
Amortization	3,957		4,247		4,975
Provision for loan losses	2,870		1,200		1,200

EBITDA	$199,349		$238,264		$258,578
Interest Coverage Ratio:
Interest expense	$55,377		$72,556		$82,624
Capitalized interest	1,535		875		665

Total interest	56,912		73,431		83,289
EBITDA	$199,349		$238,264		$258,578

Interest coverage ratio	3.50	x	3.24	x	3.10	x
Fixed Charge Coverage Ratio:
Total interest	$56,912		$73,431		$83,289
Preferred dividends	9,218		12,737		21,594

Total fixed charges	66,130		86,168		104,883
EBITDA	$199,349		$238,264		$258,578

Fixed charge coverage ratio	3.01	x	2.77	x	2.47	x

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 1 of our audited consolidated financial statements for further information on significant accounting policies that impact us. There were no material changes to these policies in 2005.

We adopted the fair value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation —

Transition and Disclosure. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date of Statement 123(R), and because we adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date of Statement 123), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). Additionally, we amortize compensation cost for share based payments to the date that the awards become fully vested or to the expected retirement date, if sooner. Effective with the adoption of Statement 123(R) on January 1, 2006, we will begin recognizing compensation cost to the date the awards become fully vested or to the retirement eligible date, if sooner. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 9 to our audited consolidated financial statements. We expect that the adoption of Statement 123(R) will increase compensation cost by approximately $1,287,000 for 2006 as a result of amortizing share based awards to the retirement eligible date.

The following table presents information about our critical accounting policies, as well as the material assumptions used to develop each estimate:

Nature of Critical	Assumptions/
Accounting Estimate	Approach Used

Allowance for Loan Losses
We maintain an allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended, and SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of all outstanding loans. If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non- accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. To the extent circumstances improve and the risk of collectibility is diminished, we will return these loans to full accrual status.	The determination of the allowance is based on a quarterly evaluation of all outstanding loans, including general economic conditions and estimated collectibility of loan payments and principal. We evaluate the collectibility of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying property.

For the year ended December 31, 2005 we recorded $1,200,000 as provision for loan losses, resulting in an allowance for loan losses of $6,461,000 relating to loans with outstanding balances of $31,416,000 at December 31, 2005. At December 31, 2005, we had loans with outstanding balances of $16,770,000 on non-accrual status.

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

For the year ended December 31, 2005, we recorded $68,061,000 and $16,767,000 as provision for depreciation relating to buildings and improvements, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings and improvements was 31.7 years and 9.8 years, respectively, at December 31, 2005.

Impairment of Long-Lived Assets
We review our long-lived assets for potential impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long- Lived Assets. An impairment charge must be recognized when the carrying value of a long-lived asset is not recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that a permanent impairment of a long-lived asset has occurred, the carrying value of the asset is reduced to its fair value and an impairment charge is recognized for the difference between the carrying value and the fair value.	The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if there are indicators of impairment. These indicators may include anticipated operating losses at the property level, the tenant’s inability to make rent payments, a decision to dispose of an asset before the end of its estimated useful life and changes in the market that may permanently reduce the value of the property. If indicators of impairment exist, then the undiscounted future cash flows from the most likely use of the property are compared to the current net book value. This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated from the property during the period the property is expected to be held.

We did not record any impairment charges for the year ended December 31, 2005.

Nature of Critical	Assumptions/
Accounting Estimate	Approach Used

Fair Value of Derivative Instruments
The valuation of derivative instruments is accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (‘‘SFAS133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS133, as amended, requires companies to record derivatives at fair market value on the balance sheet as assets or liabilities.	The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At December 31, 2005, we participated in two interest rate swap agreements related to our long-term debt. At December 31, 2005, the swaps were reported at their fair value as a $2,211,000 other asset. For the year ended December 31, 2005, we generated $972,000 of savings related to our swaps that was recorded as a reduction in interest expense.

Revenue Recognition
Revenue is recorded in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended (‘‘SAB101”). SAB101 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility. If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risk. Prior to June 2004, our standard lease structure contained fixed annual rental escalators, which were generally recognized on a straight-line basis over the initial lease period. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.	We evaluate the collectibility of our revenues and related receivables on an on-going basis. We evaluate collectibility based on assumptions and other considerations including, but not limited to, the certainty of payment, payment history, the financial strength of the investment’s underlying operations as measured by cash flows and payment coverages, the value of the underlying collateral and guaranties and current economic conditions.

If our evaluation indicates that collectibility is not reasonably assured, we may place an investment on non-accrual or reserve against all or a portion of current income as an offset to revenue.

For the year ended December 31, 2005 we recognized $23,993,000 of interest income and $262,613,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $13,869,000 as compared to gross straight-line rental income recognized of $13,142,000. At December 31, 2005, our straight-line receivable balance was $63,725,000. Also at December 31, 2005, we had loans with outstanding balances of $16,770,000 on non-accrual status.

Impact of Inflation

During the past three years, inflation has not significantly affected our earnings because of the moderate inflation rate. Additionally, our earnings are primarily long-term investments with fixed rates of return. These investments are mainly financed with a combination of equity, senior unsecured notes and borrowings under our unsecured lines of credit arrangements. During inflationary periods, which generally are accompanied by rising interest rates, our ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. Presuming the current inflation rate remains moderate and long-term interest rates do not increase significantly, we believe that inflation will not impact the availability of equity and debt financing for us.

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

We historically borrow on our unsecured lines of credit arrangements to acquire, construct or make loans relating to health care and senior housing properties. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under the unsecured lines of credit arrangements.

A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $36,770,000 at December 31, 2005 ($28,025,000 at December 31, 2004). Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets.

On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At December 31, 2005 and 2004, the Swaps were reported at their fair values as a $2,211,000 and $4,206,000 other asset, respectively. A 1% increase in interest rates would result in a decrease in fair value of our Swaps by approximately $6,435,000 and $7,382,000 at December 31, 2005 and 2004. We had no interest rate swap agreements outstanding at December 31, 2003.

Our variable rate debt, including our unsecured lines of credit arrangements, is reflected at fair value. At December 31, 2005, we had $195,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $1,950,000. At December 31, 2004, we had $151,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $1,510,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Health Care REIT, Inc.

We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
February 22, 2006

HEALTH CARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(In thousands)

ASSETS
Real estate investments:
Real property owned
Land	$261,236	$208,173
Buildings & improvements	2,659,746	2,176,327
Real property held for sale, net of accumulated depreciation	11,912
Construction in progress	3,906	25,463

	2,936,800	2,409,963
Less accumulated depreciation	(274,875)	(219,536)

Total real property owned	2,661,925	2,190,427
Loans receivable	194,054	256,806
Less allowance for losses on loans receivable	(6,461)	(5,261)

	187,593	251,545

Net real estate investments	2,849,518	2,441,972
Other assets:
Equity investments	2,970	3,298
Deferred loan expenses	12,228	9,486
Cash and cash equivalents	36,237	19,763
Receivables and other assets	71,211	77,652

	122,646	110,199

Total assets	$2,972,164	$2,552,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under unsecured lines of credit arrangements	$195,000	$151,000
Senior unsecured notes	1,198,278	881,733
Secured debt	107,540	160,225
Accrued expenses and other liabilities	40,590	23,934

Total liabilities	1,541,408	1,216,892
Stockholders’ equity:
Preferred stock, $1.00 par value:	276,875	283,751
Authorized — 25,000,000 shares
Issued and outstanding — 11,074,989 in 2005 and 11,350,045 shares in 2004 at liquidation preference
Common stock, $1.00 par value:	58,050	52,860
Authorized — 125,000,000 shares
Issued — 55,960,317 shares in 2005 and 52,960,317 shares in 2004
Outstanding — 58,124,657 shares in 2005 and 52,924,601 shares in 2004
Capital in excess of par value	1,306,471	1,139,723
Treasury stock	(2,054)	(1,286)
Cumulative net income	830,103	745,817
Cumulative dividends	(1,039,032)	(884,890)
Accumulated other comprehensive income		1
Other equity	343	(697)

Total stockholders’ equity	1,430,756	1,335,279

Total liabilities and stockholders’ equity	$2,972,164	$2,552,171

See accompanying notes

HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2005	2004	2003
	(In thousands, except per share data)

Revenues:
Rental income	$253,306	$213,755	$159,818
Interest income	23,993	22,818	20,768
Transaction fees and other income	4,548	2,432	3,759
Prepayment fees		50

	281,847	239,055	184,345
Expenses:
Interest expense	80,050	68,567	45,949
Provision for depreciation	80,000	66,897	46,551
General and administrative	17,249	16,585	11,483
Loan expense	2,710	3,393	2,921
Impairment of assets		314	2,792
Loss on extinguishment of debt	21,484
Provision for loan losses	1,200	1,200	2,870

	202,693	156,956	112,566

Income from continuing operations	79,154	82,099	71,779
Discontinued operations:
Net gain (loss) on sales of properties	3,227	(143)	4,139
Income from discontinued operations, net	1,905	3,415	6,822

	5,132	3,272	10,961
Net income	84,286	85,371	82,740
Preferred stock dividends	21,594	12,737	9,218
Preferred stock redemption charge			2,790

Net income available to common stockholders	$62,692	$72,634	$70,732

Average number of common shares outstanding:
Basic	54,110	51,544	43,572
Diluted	54,499	52,082	44,201
Earnings per share:
Basic:
Income from continuing operations available to common stockholders	$1.07	$1.35	$1.37
Discontinued operations, net	0.09	0.06	0.25

Net income available to common stockholders	$1.16	$1.41	$1.62

Diluted:
Income from continuing operations and after preferred stock dividends	$1.06	$1.33	$1.35
Discontinued operations, net	0.09	0.06	0.25

Net income available to common stockholders	$1.15	$1.39	$1.60

See accompanying notes

HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands, except per share data)

Balances at January 1, 2003	$127,500	$40,086	$790,838	$0	$580,496	$(638,085)	$(170)	$(3,433)	$897,232
Comprehensive income:
Net income					82,740				82,740
Other comprehensive income:
Unrealized loss on equity investments							(11)		(11)
Foreign currency translation adjustment							182		182

Total comprehensive income									82,911

Proceeds from issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		2,725	75,649	(523)				53	77,904
Restricted stock amortization								1,182	1,182
Option compensation expense								173	173
Proceeds from issuance of preferred stock	126,500		(3,150)						123,350
Redemption of preferred stock	(75,000)		2,790		(2,790)				(75,000)
Proceeds from sale of common stock		5,263	147,745						153,008
Conversion of preferred stock	(58,239)	2,224	56,015						0
Cash dividends:
Common stock-$2.34 per share						(101,863)			(101,863)
Preferred stock, Series B-$2.22 per share						(3,605)			(3,605)
Preferred stock, Series C-$2.25 per share						(1,439)			(1,439)
Preferred stock, Series D-$1.97 per share						(3,784)			(3,784)
Preferred stock, Series E-$1.50 per share						(390)			(390)

Balances at December 31, 2003	120,761	50,298	1,069,887	(523)	660,446	(749,166)	1	(2,025)	1,149,679
Comprehensive income:
Net income					85,371				85,371
Other comprehensive income:
Unrealized loss on equity investments									0

Total comprehensive income									85,371

Proceeds from issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		2,194	64,087	(763)					65,518
Restricted stock amortization								949	949
Option compensation expense								379	379
Proceeds from issuance of preferred stock	175,000		(5,893)						169,107
Redemption of preferred stock	(12,010)	368	11,642						0
Cash dividends:
Common stock-$2.385 per share						(122,987)			(122,987)
Preferred stock, Series D-$1.97 per share						(7,875)			(7,875)
Preferred stock, Series E-$1.50 per share						(933)			(933)
Preferred stock, Series F-$1.50 per share						(3,929)			(3,929)

Balances at December 31, 2004	283,751	52,860	1,139,723	(1,286)	745,817	(884,890)	1	(697)	1,335,279
Comprehensive income:
Net income					84,286				84,286
Other comprehensive income:
Unrealized loss on equity investments							(1)		(1)

Total comprehensive income									84,285

Proceeds from issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,980	62,105	(768)					63,317
Restricted stock amortization								728	728
Option compensation expense								312	312
Net proceeds from sale of common stock		3,000	97,977						100,977
Conversion of preferred stock	(6,876)	210	6,666						0
Cash dividends:
Common stock-$2.46 per share						(132,548)			(132,548)
Preferred stock, Series D-$1.97 per share						(7,875)			(7,875)
Preferred stock, Series E-$1.50 per share						(375)			(375)
Preferred stock, Series F-$1.91 per share						(13,344)			(13,344)

Balances at December 31, 2005	$276,875	$58,050	$1,306,471	$(2,054)	$830,103	$(1,039,032)	$0	$343	$1,430,756

See accompanying notes

HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	(In thousands)

Operating activities
Net income	$84,286	$85,371	$82,740
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for depreciation	84,828	74,015	52,870
Amortization	4,975	4,247	3,957
Provision for loan losses	1,200	1,200	2,870
Impairment of assets		314	2,792
Rental income less than (in excess of) cash received	727	(13,792)	(14,928)
Equity in losses (earnings) of affiliated companies			(270)
Loss (gain) on sales of properties	(3,227)	143	(4,139)
Increase (decrease) in accrued expenses and other liabilities	(1,467)	4,063	(679)
Decrease (increase) in receivables and other assets	2,433	(11,536)	4,308

Net cash provided from (used in) operating activities	173,755	144,025	129,521
Investing activities
Investment in real property	(599,291)	(542,547)	(410,413)
Investment in loans receivable	(40,387)	(61,888)	(105,655)
Other investments, net of payments	328		4,637
Principal collected on loans receivable	98,638	55,473	57,081
Proceeds from sales of properties	91,325	37,567	65,455
Other	318	4,033	149

Net cash provided from (used in) investing activities	(449,069)	(507,362)	(388,746)
Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	44,000	151,000	(109,500)
Proceeds from issuance of senior unsecured notes	544,053	50,708	350,470
Principal payments on senior unsecured notes	(230,170)	(40,000)
Principal payments on secured debt	(74,994)	(2,514)	(4,891)
Net proceeds from the issuance of common stock	165,062	66,281	231,435
Net proceeds from the issuance of preferred stock		169,107	96,850
Redemption of preferred stock			(75,000)
Decrease (increase) in deferred loan expense	(2,021)	(254)	(4,112)
Cash distributions to stockholders	(154,142)	(135,724)	(111,081)

Net cash provided from (used in) financing activities	291,788	258,604	374,171

Increase (decrease) in cash and cash equivalents	16,474	(104,733)	114,946
Cash and cash equivalents at beginning of year	19,763	124,496	9,550

Cash and cash equivalents at end of year	$36,237	$19,763	$124,496

Supplemental cash flow information-interest paid	$85,123	$73,308	$50,698

See accompanying notes

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies and Related Matters

Industry

We are a self-administered, equity real estate investment trust that invests in health care and senior housing properties, which primarily include skilled nursing facilities, independent living/continuing care retirement communities, assisted living facilities and specialty care facilities.

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

Loans Receivable

Loans receivable consist of mortgage loans, construction loans and working capital loans. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risks. The mortgage loans and construction loans are primarily collateralized by a first or second mortgage lien or leasehold mortgage on, or an assignment of the partnership interest in, the related facilities. Working capital loans are generally either unsecured or secured by the operator’s leasehold rights, corporate guaranties and/or personal guaranties.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectibility of loan payments. We evaluate the collectibility of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying collateral. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. At December 31, 2005, we had loans with outstanding balances of $16,770,000 on non-accrual status ($35,918,000 at December 31, 2004). To the extent circumstances improve and the risk of collectibility is diminished, we will return these loans to full accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding balance.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Property Owned

The cost of our real property is allocated to land, buildings, improvements and intangibles in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The allocation of the acquisition costs of properties is based on appraisals commissioned from independent real estate appraisal firms. Substantially all of the properties owned by us are leased under operating leases and are recorded at cost. These properties are depreciated on a straight-line basis over their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that the depreciable life may need to be changed. We consider external factors relating to each asset. If these external factors and the projected undiscounted cash flows of the asset over the remaining depreciation period indicate that the asset will not be recoverable, the carrying value may be reduced to the estimated fair market value. The leases generally extend for a minimum seven-year period and provide for payment of all taxes, insurance and maintenance by the tenants. Prior to June 2004, our standard lease structure contained fixed annual rental escalators, which are generally recognized on a straight-line basis over the minimum lease period subject to an evaluation of collectibility risks. This income is greater than the amount of cash received during the first half of the lease term. Beginning in June 2004, our new standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenants’ properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. We recognized $4,274,000 and $922,500 of contingent rental income for the years ended December 31, 2005 and 2004, respectively. We did not recognize any contingent rental income for the year ended December 31, 2003.

Capitalization of Construction Period Interest

We capitalize interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balance outstanding during the construction period using the rate of interest which approximates our cost of financing. We capitalized interest costs of $665,000, $875,000, and $1,535,000, during 2005, 2004 and 2003, respectively, related to construction of real property owned by us. Our interest expense reflected in the consolidated statements of income has been reduced by the amounts capitalized.

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Translation

For fiscal year 2003, the functional currency of our investment in Atlantic Healthcare Finance L.P. was the local currency. The income and expenses of the entity were translated into U.S. dollars using the average exchange rates for the reporting period to derive our equity earnings. Translation adjustments were recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. As noted above, we sold this investment in October 2003.

Transaction Fees

Transaction fees are earned by us for our agreement to provide direct and standby financing to, and credit enhancement for, owners and operators of health care and senior housing properties. We amortize transaction fees over the initial fixed term of the lease, the loan or the construction period related to such investments.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gains or losses on our equity investments and foreign currency translation adjustments. Accumulated unrealized gains and losses totaled $0, $1,000 and $1,000 at December 31, 2005, 2004 and 2003, respectively, and is included as a component of stockholders’ equity.

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

On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement No. 133, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. The hedging arrangement is considered highly effective and, as such, changes in the Swaps’ fair values exactly offset the corresponding changes in the fair value of senior unsecured notes and, as a result, the changes in fair value do not result in an impact on net income. At December 31, 2005 and 2004, the Swaps were reported at their fair value of $2,211,000 and $4,206,000, respectively, in other assets with an offsetting adjustment to the underlying senior unsecured notes. For the years ended December 31, 2005 and 2004, we generated $972,000 and $1,770,000, respectively, of savings related to the Swaps that was recorded as a reduction in interest expense. We had no interest rate swap agreements outstanding at December 31, 2003.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

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

New Accounting Standards

We adopted the fair value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, we use the Black-Scholes-Merton option pricing model to estimate the value of stock option grants and expect to continue to use this acceptable option valuation model upon the required adoption of Statement of 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date of Statement 123(R), and because we adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date of Statement 123), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). Additionally, we amortize compensation cost for share based payments to the date that the awards become fully vested or to the expected retirement date, if sooner. Effective with the adoption of Statement 123(R), we will begin recognizing compensation cost to the date the awards become fully vested or to the retirement eligible date, if sooner. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 9. We expect that the adoption of Statement 123(R) will increase compensation cost by approximately $1,287,000 for 2006 as a result of amortizing share based awards to the retirement eligible date.

Reclassifications

Certain amounts in prior years have been reclassified to conform with the current year presentation.

2.	Loans Receivable

The following is a summary of loans receivable (in thousands):

	December 31
	2005	2004

Mortgage loans	$141,467	$155,266
Construction loans		720
Working capital loans	52,587	100,820

Totals	$194,054	$256,806

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans to related parties (an entity whose ownership included one Company director) that existed in prior years were at rates comparable to loans to other third-party borrowers and were equal to or greater than our net interest cost on borrowings to support such loans. There were no such loans outstanding during 2005. The amount of interest income and commitment fees from related parties amounted to $0, $682,000 and $36,000 for 2005, 2004 and 2003, respectively.

The following is a summary of mortgage loans at December 31, 2005:

Final	Number		Principal
Payment	of		Amount at	Carrying
Due	Loans	Payment Terms	Inception	Amount
			(In thousands)

2006	9	Monthly payments from $415 to $160,377, including interest from 1.98% to 17.15%	$31,859	$30,122
2007	2	Monthly payments from $1,479 to $7,934, including interest from 7.52% to 19.26%	1,175	1,441
2008	4	Monthly payments from $4,312 to $109,395, including interest from 8.66% to 15.61%	41,975	33,221
2009	4	Monthly payments from $2,535 to $147,455, including interest from 7.12% to 19.26%	12,100	25,875
2010	2	Monthly payments from $29,575 to $122,383, including interest from 10.14% to 13.18%	12,980	14,643
2011	1	Monthly payments of $1,112, including interest of 12.17%	38	110
2012	2	Monthly payments from $73,954 to $126,969, including interest from 7.00% to 11.275%	25,891	17,741
2015	1	Monthly payments of $20,991, including interest of 11.13%	2,016	1,995
2016	1	Monthly payments of $7,355, including interest of 10.50%	40	841
2018	1	Monthly payments of $52,708, including interest of 5.75%	11,000	11,000
2020	1	Monthly payments of $39,730, including interest of 9.632%	4,500	4,478

		Totals	$143,574	$141,467

3.	Allowance for Loan Losses

The following is a summary of the allowance for loan losses (in thousands):

	Year Ended December 31
	2005	2004	2003

Balance at beginning of year	$5,261	$7,825	$4,955
Provision for loan losses	1,200	1,200	2,870
Charge-offs		(3,764)

Balance at end of year	$6,461	$5,261	$7,825

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of our loan impairments (in thousands):

	December 31
	2005	2004	2003

Balance of impaired loans at year end	$16,770	$35,918	$30,523
Allowance for loan losses	6,461	5,261	7,825

Balance of impaired loans not reserved	$10,309	$30,657	$22,698

Average impaired loans for the year	$26,344	$33,221	$22,917

Interest income recognized on non-accrual loans was $2,391,000 for the year ended December 31, 2005. We did not recognize any interest on non-accrual loans for the years ended December 31, 2004 and 2003.

4.	Real Property Owned

The following table summarizes certain information about our real property owned as of December 31, 2005 (dollars in thousands):

	Number of		Building &	Total	Accumulated
	Facilities	Land	Improvements	Investment	Depreciation

Assisted Living Facilities:
Arizona	4	$2,100	$17,563	$19,663	$1,917
California	9	8,950	56,323	65,273	6,338
Colorado	1	940	3,721	4,661	395
Connecticut	6	8,690	46,660	55,350	7,064
Delaware	1	560	21,220	21,780	690
Florida	19	9,387	95,168	104,555	15,899
Georgia	2	1,080	3,688	4,768	341
Idaho	3	1,125	14,875	16,000	943
Indiana	2	220	5,520	5,740	685
Kansas	1	600	10,590	11,190	351
Kentucky	1	490	7,610	8,100	512
Louisiana	1	1,100	10,161	11,261	3,045
Maryland	2	870	9,155	10,025	664
Massachusetts	7	8,160	62,490	70,650	3,200
Mississippi	2	1,080	13,470	14,550	1,117
Montana	3	1,460	14,772	16,232	1,256
Nevada	3	1,820	25,126	26,946	2,711
New Jersey	3	2,040	16,855	18,895	3,566
New York	2	880	12,992	13,872	971
North Carolina	41	15,862	181,932	197,794	17,637
Ohio	9	4,504	40,601	45,105	6,988
Oklahoma	16	1,928	24,346	26,274	6,466
Oregon	4	1,767	16,249	18,016	2,344
Pennsylvania	3	2,434	14,835	17,269	1,198
South Carolina	7	2,452	31,741	34,193	3,832
Tennessee	6	2,376	17,376	19,752	3,214
Texas	20	5,366	72,749	78,115	9,810
Utah	2	1,420	12,842	14,262	1,071
Virginia	5	2,674	40,486	43,160	1,672
Washington	6	5,150	24,286	29,436	2,149
Wisconsin	1	420	4,006	4,426	420
Construction in progress	2			1,793
Assets held for sale	1			11,912

	195	97,905	929,408	1,041,018	108,466

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of		Building &	Total	Accumulated
	Facilities	Land	Improvements	Investment	Depreciation

Skilled Nursing Facilities:
Alabama	8	$3,000	$41,419	$44,419	$3,198
Arizona	3	2,050	19,966	22,016	1,011
California	1	1,460	3,942	5,402	1,534
Colorado	4	3,460	31,246	34,706	1,600
Connecticut	4	2,170	9,801	11,971	276
Florida	38	18,722	236,592	255,314	22,869
Georgia	3	2,650	14,932	17,582	867
Idaho	3	2,010	20,662	22,672	4,745
Illinois	4	1,110	24,700	25,810	5,795
Indiana	6	1,824	30,459	32,283	4,043
Kansas	1	1,120	8,360	9,480
Kentucky	10	3,015	65,432	68,447	2,447
Louisiana	6	543	29,257	29,800	81
Maryland	1	390	4,010	4,400	384
Massachusetts	25	21,588	213,632	235,220	24,100
Mississippi	11	1,625	52,651	54,276	4,694
Missouri	3	1,247	23,827	25,074	3,954
Nevada	1	182	2,503	2,685	587
New Hampshire	1	340	4,360	4,700	62
New Jersey	1	1,850	3,050	4,900	134
Ohio	12	7,086	117,295	124,381	9,374
Oklahoma	2	954	11,190	12,144	1,621
Oregon	1	300	5,316	5,616	1,273
Pennsylvania	3	2,979	19,839	22,818	4,309
Tennessee	21	8,250	117,584	125,834	12,428
Texas	15	8,347	69,545	77,892	3,204
Utah	1	991	6,850	7,841
Virginia	2	1,891	7,312	9,203	770
Construction in progress	1			911

	192	101,154	1,195,732	1,297,797	115,360

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of		Building &	Total	Accumulated
	Facilities	Land	Improvements	Investment	Depreciation

Independent Living/CCRC Facilities:
Arizona	2	$3,533	$24,823	$28,356	$4,510
California	6	17,200	109,625	126,825
Florida	3	6,842	66,832	73,674	7,301
Georgia	3	3,256	24,759	28,015	7,412
Idaho	1	550	14,740	15,290	1,256
Illinois	1	670	6,780	7,450	752
Indiana	1	175	7,305	7,480	1,480
Nevada	1	1,144	10,831	11,975	3,612
New York	1	1,510	9,490	11,000	963
North Carolina	2	3,120	19,980	23,100
South Carolina	4	7,190	61,675	68,865	809
Texas	2	5,670	16,620	22,290	2,522
Washington	1	620	4,780	5,400	278
Construction in progress				1,202

	28	51,480	378,240	430,922	30,895
Specialty Care Facilities:
Illinois	1	3,650	16,582	20,232	2,147
Massachusetts	3	3,425	61,941	65,366	15,077
Ohio	1	3,020	27,445	30,465	2,261
Oklahoma	1	146	3,854	4,000	57
Texas	4	456	46,544	47,000	612

	10	10,697	156,366	167,063	20,154

Total Real Property Owned	425	$261,236	$2,659,746	$2,936,800	$274,875

At December 31, 2005, future minimum lease payments receivable under operating leases are as follows (in thousands):

2006	$286,047
2007	289,764
2008	293,387
2009	296,410
2010	298,296
Thereafter	2,276,510

Totals	$3,740,414

We purchased $3,908,000, $8,500,000 and $12,433,000 of real property that had previously been financed by the Company with loans in 2005, 2004 and 2003, respectively. We converted $29,238,000 of completed construction projects into operating lease properties in 2005. We acquired properties which included the assumption of mortgages totaling $22,309,000, $14,555,000 and $101,243,000 in 2005, 2004 and 2003, respectively. We issued $26,050,000 of preferred stock relating to acquisitions in 2003. Certain of our 2005 acquisitions included deferred

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition payments totaling $18,125,000. These non-cash activities are appropriately not reflected in the accompanying statements of cash flows.

During the year ended December 31, 2004, it was determined that the projected undiscounted cash flows from a property did not exceed its related net book value and an impairment charge of $314,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value was determined by an offer to purchase received from a third party. During the year ended December 31, 2003, it was determined that the projected undiscounted cash flows from a property did not exceed its related net book value and an impairment charge of $2,792,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value of the property was determined by an independent appraisal. We did not record any impairment charges during the year ended December 31, 2005.

At December 31, 2005, we had $11,912,000 related to assets held for sale. See Note 15 for further discussion of discontinued operations.

5.	Concentration of Risk

As of December 31, 2005, long-term care facilities, which include skilled nursing, independent living/continuing care retirement communities and assisted living facilities, comprised 93% (93% at December 31, 2004) of our real estate investments and were located in 36 states. The following table summarizes certain information about our operator concentration as of December 31, 2005 (dollars in thousands):

	Number of	Total	Percent of
	Facilities	Investments(1)	Investment(2)

Concentration by investment:
Emeritus Corporation	50	$362,832	13%
Merrill Gardens L.L.C.	13	204,907	7%
Southern Assisted Living, Inc.	43	195,794	7%
Life Care Centers of America, Inc.	23	195,129	7%
Commonwealth Communities Holdings LLC	13	190,558	7%
Remaining operators (49)	300	1,709,209	59%

Totals	442	$2,858,429	100%

	Number of	Total	Percent of
	Facilities	Revenues(3)	Revenue(4)

Concentration by revenue:
Emeritus Corporation	50	$35,425	12%
Commonwealth Communities Holdings LLC	13	26,734	9%
Southern Assisted Living, Inc.	43	24,611	8%
Home Quality Management, Inc.	30	22,679	8%
Delta Health Group, Inc.	25	17,096	6%
Remaining operators (49)	281	164,609	57%

Totals	442	$291,154	100%

(1)	Investments include real estate investments and credit enhancements which amounted to $2,855,979,000 and $2,450,000, respectively.

(2)	Investments with top five operators comprised 45% of total investments at December 31, 2004.

(3)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2005.

(4)	Revenues from top five operators were 46% and 41% for the years ended December 31, 2004 and 2003, respectively.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Borrowings Under Lines of Credit Arrangements and Related Items

We have an unsecured credit arrangement with a consortium of ten banks providing for a revolving line of credit (“revolving credit”) in the amount of $500,000,000, which expires on June 22, 2008 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (5.387% at December 31, 2005). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.9% at December 31, 2005. In addition, we pay a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.225% at December 31, 2005. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. We have another unsecured line of credit arrangement with a bank for a total of $40,000,000, which expires May 31, 2006. Borrowings under this line of credit are subject to interest at either the bank’s prime rate of interest (7.25% at December 31, 2005) or 1.3% over LIBOR interest rate, at our option. Principal is due upon expiration of the agreement.

The following information relates to aggregate borrowings under the unsecured lines of credit arrangements (dollars in thousands):

	Year Ended December 31
	2005	2004	2003

Balance outstanding at December 31	$195,000	$151,000	$0
Maximum amount outstanding at any month end	$318,000	$159,000	$156,900
Average amount outstanding (total of daily principal balances divided by days in year)	$181,232	$54,770	$61,677
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	5.19%	5.32%	4.65%

7.	Senior Unsecured Notes and Secured Debt

We have $1,198,278,000 of senior unsecured notes with annual interest rates ranging from 5.88% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $1,194,830,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 1 for further discussion regarding derivative instruments.

We have 31 mortgage loans totaling $107,540,000, collateralized by owned properties with annual interest rates ranging from 5.80% to 8.50%. The carrying values of the properties securing the mortgage loans totaled $167,230,000 at December 31, 2005.

Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, the annual principal payments on these long-term obligations are as follows (in thousands):

	Senior	Mortgage
	Unsecured Notes	Loans	Totals

2006	$0	$2,596	$2,596
2007	52,500	14,544	67,044
2008	42,330	9,725	52,055
2009		33,207	33,207
2010		8,094	8,094
2011		19,791	19,791
2012	250,000	14,126	264,126
Thereafter	850,000	5,457	855,457

Totals	$1,194,830	$107,540	$1,302,370

8.	Stock Incentive Plans

Our 2005 Long-Term Incentive Plan authorizes up to 2,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan continue to vest through 2015 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. There were no dividend equivalent rights outstanding under the 1995 Plan for 2003.

The following summarizes the activity in the plans (shares in thousands):

	Year Ended December 31
	2005		2004		2003
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price

Options at beginning of year	1,015	$24.86	1,503	$23.15	1,606	$21.99
Options granted	60	34.88	112	36.92	340	25.82
Options exercised	(380)	22.84	(600)	22.83	(420)	20.95
Options terminated	(10)	25.24			(23)	22.35

Options at end of year	685	$26.87	1,015	$24.86	1,503	$23.15

Options exercisable at end of year	257	$23.16	639	$23.54	817	$22.69
Weighted average fair value of options granted during the year		$12.48		$12.09		$1.74

Vesting periods for options and restricted shares range from three years for directors to five years for officers and key employees. Options expire ten years from the date of grant. We granted 85,000, 112,000 and 110,000 restricted shares during 2005, 2004 and 2003, respectively, including 16,000, 10,000 and 12,000 shares to non-employee directors in 2005, 2004 and 2003, respectively. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $2,948,000, $2,887,000 and $2,157,000, in 2005, 2004 and 2003, respectively.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2005 (options in thousands):

	Options Outstanding			Options Exercisable
			Weighted
Range of Per		Weighted	Average		Weighted
Share Exercise	Number	Average	Remaining	Number	Average
Prices	Outstanding	Exercise Price	Contract Life	Exercisable	Exercise Price

$16–$20	92	$16.81	4.0	92	$16.81
$20–$25	191	24.42	5.0	98	24.42
$25–$30	229	25.90	6.6	43	26.27
$30–$40	173	36.21	8.4	24	36.88

Totals	685	$26.87	6.3	257	$23.16

9.	Other Equity

Other equity consists of the following (in thousands):

	December 31
	2005	2004	2003

Accumulated compensation expense related to stock options	$864	$552	$173
Unamortized restricted stock	(521)	(1,249)	(2,198)

Totals	$343	$(697)	$(2,025)

Unamortized restricted stock represents the unamortized value of restricted stock granted to employees and non-employee directors prior to January 1, 2003. Expense related to these grants, which is recognized as the shares vest based on the market value at the date of the award, totaled $728,000, $949,000 and $1,182,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income available to common stockholders if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for options granted since 1995 but prior to adoption at January 1, 2003 (in thousands, except per share data):

	Year Ended December 31
	2005	2004	2003

Numerator:
Net income available to common stockholders — as reported	$62,692	$72,634	$70,732
Deduct: Additional stock-based employee compensation expense determined under fair value based method for all awards	181	274	405

Net income available to common stockholders — pro forma	$62,511	$72,360	$70,327

Denominator:
Basic weighted average shares — as reported and pro forma	54,110	51,544	43,572
Effect of dilutive securities:
Employee stock options — pro forma		365	388
Non-vested restricted shares	208	161	202

Dilutive potential common shares	208	526	590

Diluted weighted average shares — pro forma	54,318	52,070	44,162

Net income available to common stockholders per share — as reported
Basic	$1.16	$1.41	$1.62

Diluted	$1.15	$1.39	$1.60

Net income available to common stockholders per share — pro forma
Basic	$1.16	$1.40	$1.61

Diluted	$1.15	$1.39	$1.59

The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2005	2004	2003

Dividend yield(1)	0.0%	0.6%	9.1%
Expected volatility	22.8%	22.4%	25.2%
Risk-free interest rate	4.25%	4.11%	3.73%
Expected life (in years)	7	7	7
Weighted-average fair value(1)	$12.48	$12.09	$1.74

(1)	Options granted to employees in 2005 and 2004 include dividend equivalent rights. These options are assumed to have a dividend yield of 0% for purposes of the Black-Scholes-Merton option pricing model and result in higher fair values than options without dividend equivalent rights.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Preferred Stock

In July 2003, we closed a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock. These shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after July 9, 2008. A portion of the proceeds from this offering were used to redeem all 3,000,000 shares of our 8.875% Series B Cumulative Redeemable Preferred Stock on July 15, 2003, at a redemption price of $25.00 per share plus accrued and unpaid dividends. In accordance with Emerging Issues Task Force Topic D-42, the costs to issue the Series B Preferred Stock were recorded as a non-cash, non-recurring charge of $2,790,000, or $0.06 per diluted share, in the third quarter of 2003 to reduce net income available to common stockholders.

In September 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock as partial consideration for an acquisition of assets by the Company, with the shares valued at $26,500,000 for such purposes. The shares were issued to Southern Assisted Living, Inc. and certain of its stockholders without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended. The shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after August 15, 2008. The preferred shares are convertible into common stock at a conversion price of $32.66 per share at any time. During the year ended December 31, 2005, certain holders of our Series E Preferred Stock converted 275,056 shares into 210,541 shares of our common stock, leaving 74,989 of such shares outstanding at December 31, 2005.

In September 2004, we closed a public offering of 7,000,000 shares of 7.625% Series F Cumulative Redeemable Preferred Stock. These shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after September 14, 2009.

11.	Income Taxes and Distributions

To qualify as a real estate investment trust for federal income tax purposes, 90% of taxable income (including 100% of capital gains) must be distributed to stockholders. Real estate investment trusts that do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The principal differences between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, differing useful lives and depreciation methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes.

Cash distributions paid to common stockholders, for federal income tax purposes, are as follows:

	Year Ended December 31
	2005	2004	2003

Per Share:
Ordinary income	$1.266	$1.189	$1.365
Return of capital	1.194	1.196	0.896
Capital gains			0.079

Totals	$2.460	$2.385	$2.340

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At December 31, 2005, our obligation under the letter of credit was $2,450,000.

At December 31, 2005, we had outstanding construction financings of $3,906,000 for leased properties and were committed to providing additional financing of approximately $36,519,000 to complete construction. At December 31, 2005, we had contingent purchase obligations totaling $44,930,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon an operator satisfying certain conditions such as payment coverage and value tests. Amounts due from the tenant are increased to reflect the additional investment in the property.

At December 31, 2005, we had operating lease obligations of $14,257,000 relating to Company office space, six assisted living facilities and three skilled nursing facilities. We incurred rental expense relating to our Company office space of $283,000, $292,000 and $348,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Regarding the facility leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At December 31, 2005, aggregate future minimum rentals to be received under these noncancelable subleases totaled $14,185,000.

At December 31, 2005, future minimum lease payments due under operating leases are as follows (in thousands):

2006	$1,275
2007	1,066
2008	928
2009	928
2010	929
Thereafter	9,131

Totals	$14,257

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31
	2005	2004	2003
Numerator for basic and diluted earnings per share — net income available to common stockholders	$62,692	$72,634	$70,732

Denominator for basic earnings per share — weighted average shares	54,110	51,544	43,572
Effect of dilutive securities:
Employee stock options	181	377	427
Non-vested restricted shares	208	161	202

Dilutive potential common shares	389	538	629

Denominator for diluted earnings per share — adjusted weighted average shares	54,499	52,082	44,201

Basic earnings per share	$1.16	$1.41	$1.62

Diluted earnings per share	$1.15	$1.39	$1.60

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The diluted earnings per share calculation excludes the dilutive effect of 112,000, 112,000 and 0 options for 2005, 2004 and 2003, respectively, because the exercise price was greater than the average market price. The Series C Cumulative Convertible Preferred Stock was not included in the calculations for 2003 as the effect of the conversions was anti-dilutive. The Series E Cumulative Convertible and Redeemable Preferred Stock was not included in the calculations for 2005, 2004 and 2003 as the effect of the conversions was anti-dilutive.

14.	Disclosure about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Mortgage Loans Receivable — The fair value of all mortgage loans receivable is estimated by discounting the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Working Capital Loans and Construction Loans — The carrying amount is a reasonable estimate of fair value based on the interest rates received, which approximates current market rates.

Cash and Cash Equivalents — The carrying amount approximates fair value.

Equity Investments — Equity investments are recorded at their fair market value.

Borrowings Under Lines of Credit Arrangements — The carrying amount of the lines of credit arrangements approximates fair value because the borrowings are interest rate adjustable.

Senior Unsecured Notes — The fair value of the senior unsecured notes payable was estimated by discounting the estimated future cash flows using the current borrowing rate available to the Company for similar debt.

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Mortgage loans receivable	$141,467	$150,105	$155,266	$165,551
Working capital loans	52,587	52,587	100,820	100,820
Construction loans			720	720
Cash and cash equivalents	36,237	36,237	19,763	19,763
Interest rate swap agreements	2,211	2,211	4,206	4,206
Equity investments			1	1
Financial Liabilities:
Borrowings under lines of credit arrangements	$195,000	$195,000	$151,000	$151,000
Senior unsecured notes	1,198,278	1,271,370	881,733	1,068,132
Mortgage loans payable	107,540	107,540	160,225	160,225

15.	Discontinued Operations

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. We adopted the standard effective January 1, 2002.

One assisted living facility was held for sale as of December 31, 2005 and was sold during February 2006. During the years ended December 31, 2003, 2004 and 2005, we sold properties with carrying values of $61,316,000, $37,710,000 and $88,098,000 for net gains of $4,139,000, net losses of $143,000, and net gains of $3,227,000, respectively. In accordance with Statement No. 144, we have reclassified the income and expenses attributable to these properties to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying the properties as discontinued operations (in thousands):

	Year Ended December 31
	2005	2004	2003

Revenues:
Operating lease rents	$9,307	$14,522	$22,569
Expenses:
Interest expense	2,574	3,989	9,428
Provision for depreciation	4,828	7,118	6,319

Income from discontinued operations, net	$1,905	$3,415	$6,822

16.	Retirement Arrangements

We have a Retirement Plan and Trust (the “401(k) Plan”) covering all eligible employees. Under the 401(k) Plan, eligible employees may make contributions, and we may make matching contributions and a profit sharing contribution. Our contributions to this 401(k) Plan totaled $337,000, $289,000 and $206,000 in 2005, 2004 and 2003, respectively.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have a Supplemental Executive Retirement Plan (“SERP”), a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the Company are anticipated for the 2005 fiscal year. No benefit payments are expected to occur during the next five fiscal years and total $778,000 during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $1,032,000 at December 31, 2005 ($703,000 at December 31, 2004).

The following tables provide a reconciliation of the changes in the SERP’s benefit obligations and a statement of the funded status for the periods indicated (in thousands):

	Year Ended December 31
	2005	2004

Reconciliation of benefit obligation:
Obligation at January 1	$729	$454
Service cost	286	262
Interest cost	44	28
Actuarial (gain)/loss	196	(15)

Obligation at December 31	$1,255	$729

	December 31
	2005	2004

Funded status:
Funded status at December 31	$(1,255)	$(729)
Unrecognized (gain)/loss	223	26

Prepaid/(accrued) benefit cost	$(1,032)	$(703)

The following table shows the components of net periodic benefit costs for the periods indicated (in thousands):

	Year Ended December 31
	2005	2004

Service cost	$286	$262
Interest cost	44	28

Net periodic benefit cost	$330	$290

The following table provides information for the SERP, which has an accumulated benefit in excess of plan assets (in thousands):

	December 31
	2005	2004

Projected benefit obligation	$1,255	$729
Accumulated benefit obligation	831	529
Fair value of assets	n/a	n/a

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the weighted-average assumptions used to determine the benefit obligations and net periodic benefit cost for the SERP:

	Benefit Obligations		Net Periodic Benefit Cost
	December 31		Year Ended December 31
	2005	2004	2005	2004

Discount rate	5.75%	6.00%	6.00%	6.25%
Rate of compensation increase	4.00%	4.25%	4.25%	4.50%
Expected long-term return on plan assets	n/a	n/a	n/a	n/a

17.	Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Year Ended December 31, 2005
	1st	2nd	3rd	4th
	Quarter	Quarter(2)	Quarter	Quarter

Revenues — as reported	$68,379	$68,607	$73,065	$77,967
Discontinued operations	(2,541)	(2,555)	(1,075)

Revenues — as adjusted(1)	$65,838	$66,052	$71,990	$77,967

Net income (loss) available to common stockholders	$17,803	$(1,606)	$19,908	$26,587

Net income (loss) available to common stockholders per share:
Basic	$0.34	$(0.03)	$0.37	$0.47
Diluted	0.33	(0.03)	0.37	0.47

	Year Ended December 31, 2004
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter(3)

Revenues — as reported	$60,961	$59,334	$63,629	$68,794
Discontinued operations	(4,354)	(3,500)	(2,984)	(2,825)

Revenues — as adjusted (1)	$56,607	$55,834	$60,645	$65,969

Net income available to common stockholders	$18,655	$19,207	$19,004	$15,767

Net income available to common stockholders per share:
Basic	$0.37	$0.37	$0.37	$0.30
Diluted	0.36	0.37	0.37	0.30

(1)	In accordance with FASB Statement No. 144, we have reclassified the income attributable to the properties sold subsequent to January 1, 2002 to discontinued operations. See Note 15.

(2)	The net loss and amounts per share are primarily attributable to the loss on extinguishment of debt recorded in second quarter 2005.

(3)	The decrease in net income and amounts per share is primarily attributable to losses on sale in fourth quarter 2004 and increased preferred stock dividends in fourth quarter 2004 resulting from the September 2004 issuance of the Series F Preferred Stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework. Based on that assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2005.

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

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Health Care REIT, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that Health Care REIT, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Care REIT Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Health Care REIT, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Health Care REIT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Health Care REIT, Inc. and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
February 22, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to the information under the headings “Election of Three Directors,” “Board and Committees,” “Executive Officers” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (“Commission”) prior to April 30, 2006.

We have adopted a Code of Business Conduct & Ethics that applies to our directors, officers and employees. The code is posted on our Web site at www.hcreit.com and is available from the Company upon written request to the Vice President — Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio 43603-1475. Any amendment to, or waivers from, the code that relate to any officer or director of the Company will be promptly disclosed on our Internet Web site at www.hcreit.com.

In addition, the Board has adopted charters for the Audit, Compensation and Nominating/Corporate Governance Committees. These charters are posted on our Web site at www.hcreit.com and are available from the Company upon written request to the Vice President — Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio 43603-1475.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information under the heading “Remuneration” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Remuneration — Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2006.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2006.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2006.

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

3. Exhibit Index:

3.1	Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.2	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.3	Certificate of Designations, Preferences and Rights of Series C Cumulative Convertible Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.4	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.5	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003, and incorporated herein by reference thereto).
3.6	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/A filed July 8, 2003, and incorporated herein by reference thereto).
3.7	Certificate of Designation of 6% Series E Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 1, 2003, and incorporated herein by reference thereto).
3.8	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004, and incorporated herein by reference thereto).
3.9	Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed September 8, 2004, and incorporated herein by reference thereto).

4.1	The Company, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument that defines the rights of holders of long-term debt of the Company and authorizes a total amount of securities not in excess of 10% of the total assets of the Company.
4.2	Indenture dated as of April 17, 1997 between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.3	First Supplemental Indenture, dated as of April 17, 1997, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.4	Second Supplemental Indenture, dated as of March 13, 1998, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 11, 1998, and incorporated herein by reference thereto).
4.5	Third Supplemental Indenture, dated as of March 18, 1999, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 17, 1999, and incorporated herein by reference thereto).
4.6	Fourth Supplemental Indenture, dated as of August 10, 2001, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed August 9, 2001, and incorporated herein by reference thereto).
4.7	Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.8	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.9	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.10	Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.11	Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003, and incorporated herein by reference thereto).
4.12	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.13	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.14	Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003, and incorporated herein by reference thereto).

4.15	Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004, and incorporated herein by reference thereto).
4.16	Supplemental Indenture No. 4, dated as of April 27, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 28, 2005, and incorporated herein by reference thereto).
4.17	Supplemental Indenture No. 5, dated as of November 30, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 30, 2005, and incorporated herein by reference thereto).
4.18	Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
4.19	Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
10.1	Second Amended and Restated Loan Agreement, dated June 22, 2005, by and among Health Care REIT, Inc. and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed June 28, 2005, and incorporated herein by reference thereto).
10.2	Credit Agreement, dated as of May 31, 2005, by and among Health Care REIT, Inc. and certain of its subsidiaries and Fifth Third Bank (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed June 6, 2005, and incorporated herein by reference thereto).
10.3	ISDA Master Agreement and Schedule dated as of May 6, 2004 by and between Bank of America, N.A. and Health Care REIT, Inc. (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.4	Interest Rate Swap Confirmation dated May 10, 2004 between Health Care REIT, Inc. and Bank of America, N.A. (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.5	Interest Rate Swap Confirmation dated May 6, 2004 between Health Care REIT, Inc. and Deutsche Bank AG (filed with the Commission as Exhibit 10.5 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.6	Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.7	The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995, and incorporated herein by reference thereto).*
10.8	First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*
10.9	Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*
10.10	Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*

10.11	Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.12	First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.13	Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, filed March 28, 2005, and incorporated herein by reference thereto).*
10.14	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.15	Form of Restricted Stock Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.16	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/A filed October 27, 2004, and incorporated herein by reference thereto).*
10.17	Form of Restricted Stock Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.18	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan.*
10.19	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan.*
10.20	Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan.*
10.21	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan.*
10.22	Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan.*
10.23	Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan.*
10.24	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan.*
10.25	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and George L. Chapman (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.26	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Raymond W. Braun (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.27	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Erin C. Ibele (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.28	Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.29	Employment Agreement, effective April 28, 2003, by and between Health Care REIT, Inc. and Scott A. Estes (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*

10.30	Employment Agreement, effective July 1, 2004, by and between Health Care REIT, Inc. and Jeffrey H. Miller (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).*
10.31	Health Care REIT, Inc. Supplemental Executive Retirement Plan, effective as of January 1, 2001 (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.32	Health Care REIT, Inc. Executive Loan Program, effective as of August 1999 (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.33	Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005, and incorporated herein by reference thereto).*
10.34	Summary of Executive Compensation Program.*
10.35	Summary of Director Compensation.*
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Business Conduct and Ethics (filed with the Commission as Exhibit 14 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP, independent registered public accounting firm.
24	Powers of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement.

(b) Exhibits:

The exhibits listed in Item 15(a)(3) above are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Securities Exchange Act of 1934.

(c) Financial Statement Schedules:

Financial statement schedules are included on pages 90 through 99.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.

By:	/s/ George L. Chapman
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 10, 2006, by the following person on behalf of the Company and in the capacities indicated.

/s/ William C. Ballard, Jr.*	/s/ R. Scott Trumbull*
William C. Ballard, Jr., Director	R. Scott Trumbull, Director

/s/ Pier C. Borra*	/s/ George L. Chapman
Pier C. Borra, Director	George L. Chapman, Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas J. Derosa*	/s/ Raymond W. Braun*
Thomas J. DeRosa, Director	Raymond W. Braun, President and Chief Financial Officer (Principal Financial Officer)

/s/ Jeffrey H. Donahue*	/s/ Paul D. Nungester, Jr.*
Jeffrey H. Donahue, Director	Paul D. Nungester, Jr., Controller (Principal Accounting Officer)

/s/ Peter J. Grua*	*By: /s/ George L. Chapman
Peter J. Grua, Director	George L. Chapman, Attorney-in-Fact

/s/ Sharon M. Oster* Sharon M. Oster, Director

HEALTH CARE REIT, INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
(Dollars in thousands)			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built

Assisted Living Facilities:
Alhambra, CA	$0	$420	$2,534	$0	$420	$2,534	$338	1999	1999
Amarillo, TX		390	5,100		390	5,100	168	2004	1996
Asheboro, NC(3)	3,617	290	5,032	21	290	5,053	321	2003	1998
Asheville, NC		204	3,489		204	3,489	692	1999	1999
Asheville, NC		280	1,955	351	280	2,306	162	2003	1992
Auburn, MA(1)	4,633	1,050	7,950		1,050	7,950	533	2003	1997
Azusa, CA		570	3,141		570	3,141	439	1998	1988
Baltimore, MD		510	4,515		510	4,515	356	2003	1999
Bartlesville, OK		100	1,380		100	1,380	393	1996	1995
Beaumont, TX		520	6,050		520	6,050	210	2004	1997
Bellingham, WA		300	3,200		300	3,200	197	2003	1994
Bluffton, SC		700	5,598	3,085	700	8,683	991	1999	2000
Bradenton, FL		252	3,298		252	3,298	955	1996	1995
Bradenton, FL		100	1,700	801	100	2,501	689	1999	1996
Brandon, FL		860	7,140		860	7,140	421	2003	1990
Brick, NJ		1,300	9,394	14	1,300	9,408	2,771	1999	2000
Burlington, NC		280	4,297	707	280	5,004	307	2003	2000
Burlington, NC(3)	2,835	460	5,501	5	460	5,506	348	2003	1997
Butte, MT		550	3,957	43	550	4,000	556	1998	1999
Canton, OH		300	2,098		300	2,098	424	1998	1998
Cape Coral, FL		530	3,281		530	3,281	345	2002	2000
Cary, NC		1,500	4,350	986	1,500	5,336	955	1998	1996
Cedar Hill, TX		171	1,490		171	1,490	392	1997	1996
Chapel Hill, NC		354	2,646	783	354	3,429	296	2002	1997
Chelmsford, MA(2)	9,256	1,040	10,960		1,040	10,960	654	2003	1997
Chickasha, OK		85	1,395		85	1,395	390	1996	1996
Chubbuck, ID		125	5,375		125	5,375	338	2003	1996
Claremore, OK		155	1,428		155	1,428	374	1996	1996
Clarksville, TN		330	2,292		330	2,292	458	1998	1998
Clermont, FL		350	5,232	449	350	5,681	1,538	1996	1997
Coeur D’ Alene, ID		530	7,570		530	7,570	472	2003	1987
Columbia, TN		341	2,295		341	2,295	452	1999	1999
Concord, NC(3)	4,801	550	3,921	78	550	3,999	279	2003	1997
Corpus Christi, TX		155	2,935	15	155	2,950	1,024	1997	1996
Corpus Christi, TX		420	4,796	139	420	4,935	2,189	1996	1997
Danville, VA		410	3,954	722	410	4,676	299	2003	1998
Dayton, OH		690	2,970	1,365	690	4,335	482	2003	1994
Desoto, TX		205	1,383		205	1,383	354	1996	1996
Duncan, OK		103	1,347		103	1,347	369	1995	1996
Durham, NC		1,476	10,659	2,196	1,476	12,855	3,843	1997	1999
Easley, SC		250	3,266		250	3,266	258	2003	1999
Eden, NC(3)	3,117	390	5,039	89	390	5,128	320	2003	1998
Edmond, OK		175	1,564		175	1,564	420	1995	1996
Elizabeth City, NC		200	2,760	2,011	200	4,771	677	1998	1999
Encinitas, CA		1,460	7,721		1,460	7,721	1,189	2000	2000
Enid, OK		90	1,390		90	1,390	395	1995	1995
Eugene, OR		600	5,150		600	5,150	544	2002	2000
Everett, WA		1,400	5,476		1,400	5,476	1,007	1999	1999
Fairfield, CA		1,460	14,040		1,460	14,040	1,504	2002	1998
Fairhaven, MA		770	6,230		770	6,230	290	2004	1999
Fayetteville, NY		410	3,962	500	410	4,462	459	2001	1997
Federal Way, WA		540	3,960		540	3,960	244	2003	1978
Findlay, OH		200	1,800		200	1,800	438	1997	1997
Flagstaff, AZ		540	4,460		540	4,460	281	2003	1999
Florence, NJ		300	2,978		300	2,978	311	2002	1999
Forest City, NC(3)	3,190	320	4,576	51	320	4,627	297	2003	1999
Fort Myers, FL		440	2,560		440	2,560	166	2003	1980
Fort Worth, TX		65	3,790	91	65	3,881	1,387	1996	1984
Fredricksburg, VA(4)	7,678	1,000	20,000		1,000	20,000	393	2005	1999
Gaffney, SC		200	1,892		200	1,892	167	2003	1999
Gastonia, NC(3)	4,244	470	6,129	9	470	6,138	387	2003	1998
Gastonia, NC(3)	1,977	310	3,096	38	310	3,134	211	2003	1994

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
(Dollars in thousands)			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built

Gastonia, NC(3)	$3,951	$400	$5,029	$0	$400	$5,029	$324	2003	1996
Georgetown, TX		200	2,100		200	2,100	499	1997	1997
Grand Terrace, CA		530	2,770		530	2,770	109	2004	1982
Greensboro, NC		330	2,970	554	330	3,524	231	2003	1996
Greensboro, NC		560	5,507	1,013	560	6,520	424	2003	1997
Greenville, NC(3)	3,710	290	4,393	20	290	4,413	281	2003	1998
Greenville, SC		310	4,750		310	4,750	175	2004	1997
Hagerstown, MD		360	4,640		360	4,640	308	2003	1999
Haines City, FL		80	1,937	174	80	2,111	658	1999	1999
Hamden, CT		1,470	4,530		1,470	4,530	543	2002	1998
Hamilton, NJ		440	4,469		440	4,469	484	2001	1998
Harlingen, TX		92	2,057	127	92	2,184	721	1997	1989
Hattiesburg, MS		560	5,790		560	5,790	650	2002	1998
Henderson, NV		380	9,220	65	380	9,285	1,722	1998	1998
Henderson, NV		380	4,360	41	380	4,401	602	1999	2000
Hickory, NC		290	987	232	290	1,219	107	2003	1994
High Point, NC		560	4,443	793	560	5,236	337	2003	2000
High Point, NC		370	2,185	410	370	2,595	179	2003	1999
High Point, NC(3)	2,714	330	3,395	34	330	3,429	223	2003	1994
High Point, NC(3)	3,062	430	4,147	3	430	4,150	268	2003	1998
Highlands Ranch, CO		940	3,721		940	3,721	395	2002	1999
Hilton Head Island, SC		510	6,037	2,380	510	8,417	1,207	1998	1999
Hopedale, MA		130	8,170		130	8,170	199	2005	1999
Houston, TX		360	2,640		360	2,640	241	2002	1999
Houston, TX		360	2,640		360	2,640	238	2002	1999
Hutchinson, KS		600	10,590		600	10,590	351	2004	1997
Jackson, TN		540	1,633	177	540	1,810	145	2003	1998
Jonesboro, GA		460	1,304		460	1,304	94	2003	1992
Kalispell, MT		360	3,282		360	3,282	649	1998	1998
Kenner, LA		1,100	10,036	125	1,100	10,161	3,045	1998	2000
Kikland, WA(2)	5,066	1,880	4,320		1,880	4,320	274	2003	1996
Knoxville, TN		314	2,756		314	2,756	242	2002	1998
Lake Havasu City, AZ		450	4,223		450	4,223	757	1998	1999
Lake Havasu City, AZ		110	2,244	136	110	2,380	464	1998	1994
Lake Wales, FL		80	1,939	172	80	2,111	660	1999	1999
Lakeland, FL		520	4,580		520	4,580	284	2003	1991
Lakewood, NY		470	8,530		470	8,530	513	2003	1999
Lawton, OK		144	1,456		144	1,456	395	1995	1996
Lecanto, FL		200	6,900		200	6,900	243	2004	1986
Lenoir, NC		190	3,748	641	190	4,389	281	2003	1998
Lexington, NC		200	3,900	1,015	200	4,915	415	2002	1997
Litchfield, CT		660	9,652	208	660	9,860	3,750	1997	1998
Longview, TX		320	4,440		320	4,440	156	2004	1997
Louisville, KY(1)	3,444	490	7,610		490	7,610	512	2003	1997
Lubbock, TX		280	6,220	1,255	280	7,475	385	2003	1996
Manassas, VA(2)	3,855	750	7,450		750	7,450	452	2003	1996
Margate, FL		500	7,303	2,459	500	9,762	3,656	1998	1972
Martinsville, NC		349			349			2003
Marysville, CA		450	4,172	44	450	4,216	588	1998	1999
Matthews, NC(3)	3,897	560	4,869	182	560	5,051	323	2003	1998
Middleburg Heights, OH		960	7,780		960	7,780	263	2004	1998
Middleton, WI		420	4,006		420	4,006	420	2001	1991
Middletown, OH		800	3,700		800	3,700	159	2004	2000
Midland, TX		400	4,930		400	4,930	168	2004	1997
Midwest City, OK		95	1,385		95	1,385	394	1996	1995
Missoula, MT(5)	6,660	550	7,490		550	7,490	52	2005	1998
Monroe, NC		470	3,681	648	470	4,329	285	2003	2001
Monroe, NC		310	4,799	857	310	5,656	349	2003	2000
Monroe, NC(3)	3,387	450	4,021	12	450	4,033	269	2003	1997
Morehead City, NC		200	3,104	1,648	200	4,752	663	1999	1999
Morristown, TN		400	3,808	155	400	3,963	932	1998	1999
Moses Lake, WA		260	5,940		260	5,940	371	2003	1986
Newark, DE		560	21,220		560	21,220	690	2004	1998
Newark, OH		410	5,711	312	410	6,023	1,770	1998	1987
Newburyport, MA		960	8,290		960	8,290	795	2002	1999
Norman, OK		55	1,484		55	1,484	482	1995	1995
North Augusta, SC		332	2,558		332	2,558	496	1999	1998
North Miami Beach, FL		300	5,709	2,006	300	7,715	2,685	1998	1987
North Oklahoma City, OK		87	1,508		87	1,508	389	1996	1996
Oak Ridge, TN		450	4,066	196	450	4,262	985	1998	1999

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
(Dollars in thousands)			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built

Ocean Shores, WA	$0	$770	$1,390	$0	$770	$1,390	$56	2004	1996
Ogden, UT		360	6,700		360	6,700	229	2004	1998
Oklahoma City, OK		130	1,350		130	1,350	374	1995	1996
Oklahoma City, OK		220	2,943		220	2,943	502	1999	1999
Ontario, OR		90	2,110		90	2,110	130	2003	1985
Orange City, FL		80	2,239	273	80	2,512	822	1999	1998
Orlando, FL		1,390	4,630		1,390	4,630	191	2004	1973
Owasso, OK		215	1,380		215	1,380	360	1996	1996
Palestine, TX		173	1,410		173	1,410	370	1996	1996
Paso Robles, CA		1,770	8,630		1,770	8,630	918	2002	1998
Phoenix, AZ		1,000	6,500		1,000	6,500	414	2003	1999
Pinehurst, NC		290	2,690	484	290	3,174	216	2003	1998
Piqua, OH		204	1,885		204	1,885	408	1997	1997
Pittsburgh, PA		1,750	8,572		1,750	8,572	182	2005	1998
Pocatello, ID		470	1,930		470	1,930	133	2003	1991
Ponca City, OK		114	1,536		113	1,537	437	1995	1995
Portland, OR		628	3,585	232	628	3,817	680	1998	1999
Quincy, MA		2,690	15,410		2,690	15,410	406	2004	1999
Reidsville, NC		170	3,830	857	170	4,687	403	2002	1998
Reno, NV		1,060	11,440		1,060	11,440	386	2004	1998
Rheems, PA		200	1,575		200	1,575	112	2003	1996
Ridgeland, MS(2)	4,897	520	7,680		520	7,680	467	2003	1997
Rocky Hill, CT		1,460	7,040		1,460	7,040	765	2002	1998
Rocky Hill, CT(1)	4,752	1,090	6,710		1,090	6,710	455	2003	1996
Roswell, GA		620	2,200	184	620	2,384	247	2002	1997
Salem, OR		449	5,172		449	5,172	989	1999	1998
Salisbury, NC(3)	3,669	370	5,697	57	370	5,754	365	2003	1997
Salt Lake City, UT		1,060	6,142		1,060	6,142	842	1999	1986
San Angelo, TX		260	8,800		260	8,800	291	2004	1997
San Juan Capistrano, CA		1,390	6,942		1,390	6,942	817	2000	2001
Sarasota, FL		475	3,175		475	3,175	919	1996	1995
Sarasota, FL		1,190	4,810		1,190	4,810	315	2003	1988
Seven Fields, PA		484	4,663	25	484	4,688	904	1999	1999
Shawnee, OK		80	1,400		80	1,400	395	1996	1995
Smithfield, NC(3)	3,632	290	5,777	53	290	5,830	366	2003	1998
Statesville, NC		150	1,447	266	150	1,713	116	2003	1990
Statesville, NC(3)	2,945	310	6,183	32	310	6,215	381	2003	1996
Statesville, NC(3)	2,551	140	3,798	34	140	3,832	236	2003	1999
Staunton, VA		140	8,360		140	8,360	528	2003	1999
Stillwater, OK		80	1,400		80	1,400	397	1995	1995
Sunrise, FL		1,480	15,950		1,480	15,950	560	2004	1988
Tewksbury, MA		1,520	5,480		1,520	5,480	324	2003	1989
Texarkana, TX		192	1,403		192	1,403	365	1996	1996
Troy, OH		200	2,000		200	2,000	477	1997	1997
Vacaville, CA		900	6,329		900	6,329	436	2002	2003
Valparaiso, IN		112	2,558		112	2,558	321	2001	1998
Valparaiso, IN		108	2,962		108	2,962	364	2001	1999
Vero Beach, FL		263	3,187		263	3,187	389	2001	1999
Vero Beach, FL		297	3,263		297	3,263	402	2001	1996
W. Hartford, CT		2,650	5,980		2,650	5,980	297	2004	1905
Waco, TX		180	4,500		180	4,500	164	2004	1997
Wake Forest, NC		200	3,003	1,742	200	4,745	738	1998	1999
Walterboro, SC		150	1,838	337	150	2,175	539	1999	1992
Waterford, CT		1,360	12,540		1,360	12,540	1,253	2002	2000
Waxahachie, TX		154	1,429		154	1,429	375	1996	1996
Westerville, OH		740	8,287	2,693	740	10,980	2,567	1998	2001
Wichita Falls, TX		470	3,010		470	3,010	114	2004	1997
Williamsburg, VA		374			374			2003
Wilmington, NC		210	2,991		210	2,991	567	1999	1999
Winston-Salem, NC		360	2,514	459	360	2,973	195	2003	1996

Total Assisted Living Facilities:	107,540	97,906	889,036	40,371	97,905	929,408	108,466
Skilled Nursing Facilities:
Agawam, MA		880	16,112	2,136	880	18,248	1,553	2002	1993
Akron, OH		290	8,219		290	8,219		2005	1961
Amarillo, TX		540	7,260		540	7,260	106	2005	1986
Atlanta, GA		460	5,540		460	5,540	88	2005	1972
Auburndale, FL		750	5,950		750	5,950	90	2005	1983
Baytown, TX		450	6,150		450	6,150	597	2002	2000
Beachwood, OH		1,260	23,478		1,260	23,478	2,612	2001	1990

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
(Dollars in thousands)			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built

Beattyville, KY	$0	$100	$6,900	$0	$100	$6,900	$34	2005	1972
Bernice, LA		16	1,017		16	1,017	5	2005	1969
Birmingham, AL		390	4,902		390	4,902	387	2003	1977
Birmingham, AL		340	5,734		340	5,734	410	2003	1974
Boise, ID		810	5,401		810	5,401	1,362	1998	1966
Boise, ID		600	7,383		600	7,383	1,645	1998	1997
Boonville, IN		190	5,510		190	5,510	569	2002	2000
Bountiful, UT		991	6,850		991	6,850		2005	1987
Boynton Beach, FL		980	8,112		980	8,112	347	2004	1999
Braintree, MA		170	7,157	1,290	170	8,447	3,390	1997	1968
Brandon, MS		115	9,549		115	9,549	714	2003	1963
Bridgewater, NJ		1,850	3,050		1,850	3,050	134	2004	1970
Brighton, MA		240	3,859		240	3,859	74	2005	1982
Broadview Heights, OH		920	12,400		920	12,400	1,383	2001	1984
Bunnell, FL		260	7,118		260	7,118	322	2004	1985
Butler, AL		90	3,510		90	3,510	166	2004	1960
Byrdstown, TN			2,414			2,414	282	2004	1982
Canton, MA		820	8,201	263	820	8,464	853	2002	1993
Carrollton, TX		730	2,770		730	2,770	51	2005	1976
Centerville, MA		1,490	9,650		1,490	9,650	286	2004	1982
Cheswick, PA		384	6,041	1,293	384	7,334	1,594	1998	1933
Clearwater, FL		160	7,218		160	7,218	296	2004	1961
Clearwater, FL		1,260	2,740		1,260	2,740	54	2005	1983
Cleveland, MS			1,850			1,850	463	2003	1977
Cleveland, TN		350	5,000	123	350	5,123	616	2001	1987
Coeur d’Alene, ID		600	7,878		600	7,878	1,738	1998	1996
Colorado Springs, CO		310	6,290		310	6,290	98	2005	1985
Columbia, TN		590	3,787		590	3,787	308	2003	1974
Columbus, IN		530	5,170	1,540	530	6,710	566	2002	2001
Columbus, OH		1,070	11,726		1,070	11,726		2005	1968
Corpus Christi, TX		307	443		307	443	18	2005	1985
Corpus Christi, TX		400	1,916		400	1,916		2005	1985
Dade City, FL		250	7,150		250	7,150	290	2004	1975
Daytona Beach, FL		470	5,930		470	5,930	262	2004	1986
Daytona Beach, FL		490	5,710		490	5,710	262	2004	1961
Daytona Beach, FL		1,850	2,650		1,850	2,650	54	2005	1964
DeBary, FL		440	7,460		440	7,460	301	2004	1965
Dedham, MA		1,790	12,936		1,790	12,936	1,386	2002	1996
DeLand, FL		220	7,080		220	7,080	289	2004	1967
Denton, MD		390	4,010		390	4,010	384	2003	1982
Denver, CO		2,530	9,514		2,530	9,514		2005	1987
Douglasville, GA		1,350	7,471		1,350	7,471	593	2003	1975
Easton, PA		285	6,315		285	6,315	2,606	1993	1959
Eight Mile, AL		410	6,110		410	6,110	505	2003	1973
El Paso, TX		539	8,961		539	8,961	132	2005	1970
El Paso, TX		642	3,958		642	3,958	70	2005	1969
Elizabethton, TN		310	4,604	336	310	4,940	650	2001	1980
Erin, TN		440	8,060	134	440	8,194	946	2001	1981
Eugene, OR		300	5,316		300	5,316	1,273	1998	1972
Fairfield, AL		530	9,134		530	9,134	687	2003	1965
Fall River, MA		620	5,829	4,847	620	10,676	2,038	1996	1973
Falmouth, MA		670	3,145	97	670	3,242	939	1999	1966
Farmerville, LA		147	4,087		147	4,087	12	2005	1984
Florence, AL		320	3,975		320	3,975	353	2003	1972
Fort Myers, FL		636	6,026		636	6,026	1,889	1998	1984
Fort Pierce, FL		440	3,560		440	3,560	28	2005	1973
Gardnerville, NV		182	1,718	785	182	2,503	587	2004	2000
Grand Prairie, TX		574	3,426		574	3,426	61	2005	1982
Granite City, IL		610	7,143	842	610	7,985	2,206	1998	1973
Granite City, IL		400	4,303	707	400	5,010	1,320	1999	1964
Greeneville, TN		400	8,290		400	8,290	422	2004	1979
Hanover, IN		210	4,430		210	4,430	196	2004	2000
Hardin, IL		50	5,350	135	50	5,485	1,087	2002	1996
Harriman, TN		590	8,060	158	590	8,218	1,010	2001	1972
Herculaneum, MO		127	10,373	393	127	10,766	2,055	2002	1984
Hilliard, FL		150	6,990		150	6,990	1,447	1999	1990
Houston, TX		600	2,700		600	2,700	50	2005	1974
Houston, TX		630	5,970	750	630	6,720	615	2002	1995
Huron, OH		160	6,088		160	6,088		2005	1983
Indianapolis, IN		75	925		75	925	55	2004	1942

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
(Dollars in thousands)			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built

Jackson, MS	$0	$410	$1,814	$0	$410	$1,814	$167	2003	1968
Jackson, MS			4,400			4,400	1,100	2003	1980
Jackson, MS			2,150			2,150	538	2003	1970
Jamestown, TN			6,707			6,707	782	2004	1966
Jefferson City, MO		370	6,730	301	370	7,031	1,333	2002	1982
Jonesboro, GA		840	1,921		840	1,921	186	2003	1992
Kent, OH		215	3,367		215	3,367	1,255	1989	1983
Kissimmee, FL		230	3,854		230	3,854	164	2004	1972
LaBelle, FL		60	4,946		60	4,946	228	2004	1986
Lake Placid, FL		150	12,850		150	12,850	533	2004	1984
Lakeland, FL		696	4,843		696	4,843	1,535	1998	1984
Lee, MA		290	18,135	926	290	19,061	1,916	2002	1998
Littleton, MA		1,240	2,910		1,240	2,910	340	1996	1975
Longview, TX		293	1,707		293	1,707	35	2005	1971
Longwood, FL		480	7,520		480	7,520	311	2004	1980
Louisville, KY		490	10,010		490	10,010	177	2005	1978
Louisville, KY		430	7,135	163	430	7,298	859	2002	1974
Louisville, KY		350	4,675	109	350	4,784	575	2002	1975
Lowell, MA		370	7,450		370	7,450	215	2004	1977
Lufkin, TX		416	1,184		416	1,184	35	2005	1919
Manchester, NH		340	4,360		340	4,360	62	2005	1984
McComb, MS		120	5,786		120	5,786	423	2003	1973
Memphis, TN		970	4,246		970	4,246	361	2003	1981
Memphis, TN		480	5,656		480	5,656	445	2003	1982
Memphis, TN		940	5,963		940	5,963	347	2004	1951
Merrillville, IN		643	7,084	2,276	643	9,360	2,517	1997	1999
Mesa, AZ		940	2,579		940	2,579		2005	1984
Midwest City, OK		470	5,673		470	5,673	1,535	1998	1958
Midwest City, OK		484	5,516		484	5,516	85	2005	1987
Millbury, MA		930	4,570		930	4,570	258	2004	1972
Mobile, AL		440	3,625		440	3,625	312	2003	1982
Monteagle, TN		310	3,318		310	3,318	251	2003	1980
Monterey, TN			4,195			4,195	489	2004	1977
Monticello, FL		140	4,471		140	4,471	212	2004	1986
Morgantown, KY		380	3,705		380	3,705	265	2003	1965
Moss Point, MS		120	7,280		120	7,280	307	2004	1933
Mountain City, TN		220	5,896	660	220	6,556	1,210	2001	1976
Naples, FL		550	5,450		550	5,450	182	2004	1968
Natchitoches, LA		190	4,096		190	4,096	12	2005	1965
Needham, MA		1,610	13,715	366	1,610	14,081	1,534	2002	1994
New Haven, IN		176	3,524		176	3,524	140	2004	1981
New Port Richey, FL		624	7,307		624	7,307	2,272	1998	1984
North Easton, MA		1,600	1,900		1,600	1,900	56	2004	1970
North Miami, FL		430	3,918		430	3,918	227	2004	1968
North Miami, FL		440	4,830		440	4,830	229	2004	1963
Norwalk, CT		410	2,118	1,411	410	3,529	96	2004	1971
Ormond Beach, FL			2,739	73		2,812	510	2002	1983
Overland Park, KS		1,120	8,360		1,120	8,360		2005	1970
Owensboro, KY		240	6,760		240	6,760	148	2005	1966
Owensboro, KY		225	13,275		225	13,275	194	2005	1964
Owenton, KY		100	2,400		100	2,400	43	2005	1979
Panama City, FL		300	9,200		300	9,200	383	2004	1992
Payson, AZ		180	3,988		180	3,988	1,011	1998	1985
Pigeon Forge, TN		320	4,180	117	320	4,297	552	2001	1986
Plano, TX		1,305	9,095		1,305	9,095	137	2005	1977
Pleasant Grove, AL		480	4,429		480	4,429	378	2003	1964
Plymouth, MA		440	6,220		440	6,220	188	2004	1968
Port St. Joe, FL		370	2,055		370	2,055	173	2004	1982
Prospect, CT		820	1,441	809	820	2,250	62	2004	1970
Pueblo, CO		370	6,051		370	6,051	1,502	1998	1989
Pueblo, CO		250	9,391		250	9,391		2005	1986
Quincy, FL		200	5,333		200	5,333	255	2004	1983
Quitman, MS		60	10,340		60	10,340	411	2004	1976
Rochdale, MA		675	11,847	1,899	675	13,746	1,157	2002	1995
Richmond, VA		1,211	2,889		1,211	2,889	318	2003	1995
Ridgely, TN		300	5,700	97	300	5,797	686	2001	1990
Ringgold, LA		30	4,174		30	4,174	12	2005	1984
Rockledge, FL		360	4,117		360	4,117	671	2001	1970
Rockwood, TN		500	7,116	741	500	7,857	985	2001	1979
Rogersville, TN		350	3,278		350	3,278	249	2003	1980

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
(Dollars in thousands)			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built

Royal Palm Beach, FL	$0	$980	$8,320	$0	$980	$8,320	$354	2004	1984
Ruleville, MS			50			50	13	2003	1978
Ruston, LA		130	9,403		130	9,403	23	2005	1988
San Antonio, TX		560	7,315		560	7,315	716	2002	2000
Sandwich, MA		1,140	11,190		1,140	11,190	329	2004	1987
Santa Rosa, CA		1,460	3,880	62	1,460	3,942	1,534	1998	1968
Sarasota, FL		560	8,474		560	8,474	1,431	1999	2000
Sarasota, FL		600	3,400		600	3,400	127	2004	1982
Scituate, MA		1,740	10,640		1,740	10,640		2005	1976
Seville, OH		230	1,770		230	1,770	35	2005	1981
Shelby, MS		60	5,340		60	5,340	219	2004	1979
Shelbyville, KY		630	3,870		630	3,870	57	2005	1965
South Boston, MA		385	2,002	5,218	385	7,220	1,452	1995	1961
South Pittsburg, TN		430	5,628		430	5,628	309	2004	1979
Southbridge, MA		890	8,110		890	8,110	431	2004	1976
Spring City, TN		420	6,085	2,579	420	8,664	995	2001	1987
St. Louis, MO		750	6,030		750	6,030	566	1995	1994
Starke, FL		120	10,180		120	10,180	420	2004	1990
Stuart, FL		390	8,110		390	8,110	332	2004	1985
Swanton, OH		330	6,370		330	6,370	202	2004	1950
Tampa, FL		830	6,370		830	6,370	325	2004	1968
Torrington, CT		360	1,261	602	360	1,863	54	2004	1966
Troy, OH		470	16,730		470	16,730	510	2004	1971
Tucson, AZ		930	13,399		930	13,399		2005	1985
Tupelo, MS		740	4,092		740	4,092	341	2003	1980
Venice, FL		500	6,000		500	6,000	197	2004	1987
Vero Beach, FL		660	9,040	1,461	660	10,501	3,099	1998	1984
Wareham, MA		875	10,311	1,699	875	12,010	1,083	2002	1989
Warren, OH		240	3,810		240	3,810	60	2005	1973
Webster, MA		234	3,580	712	500	4,026	1,381	1995	1986
Webster, MA		70	5,917		70	5,917	1,866	1995	1982
Webster, TX		360	5,940		360	5,940	579	2002	2000
West Haven, CT		580	1,620	540	580	2,160	64	2004	1971
West Palm Beach, FL		696	8,037		696	8,037	2,768	1998	1984
Westlake, OH		1,320	17,936		1,330	17,926	2,026	2001	1985
Westlake, OH		571	5,411		571	5,411	1,293	1998	1957
Westmoreland, TN		330	1,822	2,634	330	4,456	532	2001	1994
White Hall, IL		50	5,550	670	50	6,220	1,181	2002	1971
Whitemarsh, PA		2,310	6,190		2,310	6,190	109	2005	1967
Williamstown, KY		70	6,430		70	6,430	95	2005	1987
Winnfield, LA		31	6,480		31	6,480	17	2005	1964
Woodbridge, VA		680	4,422		680	4,422	452	2002	1977
Worcester, MA		1,053	2,265	268	1,053	2,533	1,074	1997	1961
Worcester, MA		1,100	5,400	1,127	1,100	6,527	302	2004	1962

Total Skilled Nursing Facilities:	0	100,878	1,152,659	43,349	101,154	1,195,732	115,360
Independent Living / CCRC Facilities:
Amelia Island, FL		3,290	24,310		3,290	24,310		2005	1998
Anderson, SC		710	6,290		710	6,290	408	2003	1986
Atlanta, GA		2,059	14,914		2,059	14,914	4,119	1997	1999
Austin, TX		880	9,520		880	9,520	1,876	1999	1998
Columbia, SC		2,120	4,860	2,185	2,120	7,045	401	2003	2000
Douglasville, GA		90	217		90	217	18	2003	1985
Fremont, CA		3,400	25,300		3,400	25,300		2005	1988
Gardnerville, NV		1,143	10,831		1,143	10,831	3,612	1998	1999
Houston, TX		4,790	7,100		4,790	7,100	647	2003	1974
Lauderhill, FL		1,836	25,216		1,836	25,216	339	2005	1976
Manteca, CA		1,300	12,125		1,300	12,125		2005	1988
Marysville, WA		620	4,780		620	4,780	278	2003	1998
Mesa, AZ		950	9,087		950	9,087	1,323	1999	2000
Mount Airy, NC		270	6,430		270	6,430		2005	1998
Naples, FL		1,716	17,306		1,716	17,306	6,962	1997	1999
Ossining, NY		1,510	9,490		1,510	9,490	963	2002	1967
Pawleys Island, SC		1,010	32,590		1,010	32,590		2005	1998
Rohnert Park, CA		6,500	18,700		6,500	18,700		2005	1988
Roswell, GA		1,107	9,627		1,107	9,627	3,275	1997	1999
Sonoma, CA		1,100	18,400		1,100	18,400		2005	1988
Spartanburg, SC		3,350	15,750		3,350	15,750		2005	1998
Terre Haute, IN		175	3,499	3,806	175	7,305	1,480	1999	1999

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
(Dollars in thousands)			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built

Tucson, AZ	$0	$0	$1,373	$16,948	$2,584	$15,737	$3,187	2002	2000
Twin Falls, ID		550	14,740		550	14,740	1,255	2002	1991
Urbana, IL		670	6,780		670	6,780	752	2002	1998
Vacaville, CA		900	17,100		900	17,100		2005	1988
Vallejo, CA		4,000	18,000		4,000	18,000		2005	1988
Winston-Salem, NC		2,850	13,550		2,850	13,550		2005	1997

Total Independent Living / CCRC Facilities:	0	48,896	357,885	22,939	51,480	378,240	30,895
Specialty Care Facilities:
Amarillo, TX		72	11,928		72	11,928	156	2005	1986
Braintree, MA		350	13,781		350	13,781	3,328	2005	1918
Chicago, IL		3,650	7,505	9,077	3,650	16,582	2,147	2002	1979
Corpus Christi, TX		77	3,923		77	3,923	60	2005	1968
El Paso, TX		112	15,887		112	15,887	205	2005	1994
Midwest City, OK		146	3,854		146	3,854	56	2005	1996
New Albany, OH		3,020	27,445		3,020	27,445	2,262	2002	2003
Plano, TX		195	14,805		195	14,805	191	2005	1995
Springfield, MA		2,100	22,914		2,100	22,914	5,516	2005	1952
Stoughton, MA		975	25,247		975	25,247	6,233	2005	1958

Total Specialty Care Facilities:	0	10,697	147,289	9,077	10,697	156,366	20,154

Construction in Progress:			3,906			3,906

Assets Held for Sale: Hendersonville, NC		2,270	11,771	279	2,270	12,050	2,408	1998	1998

Total Investment in Real Property Owned:	$107,540	$260,647	$2,562,546	$116,015	$263,506	$2,675,702	$277,283

(1)	In June 2003, three wholly-owned subsidiaries of the Company completed the acquisitions of three assisted living facilities from Emeritus Corporation. The properties were subject to existing mortgage debt of $13,981,000. The three wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(2)	In September 2003, four wholly-owned subsidiaries of the Company completed the acquisitions of four assisted living facilities from Emeritus Corporation. The properties were subject to existing mortgage debt of $24,291,000. The four wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(3)	In September 2003, 17 wholly-owned subsidiaries of the Company completed the acquisitions of 17 assisted living facilities from Southern Assisted Living, Inc. The properties were subject to existing mortgage debt of $59,471,000. The 17 wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(4)	In January 2005, one wholly-owned subsidiary of the Company completed the acquisition of one assisted living facility from Emeritus Corporation. The property was subject to existing mortgage debt of $7,875,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(5)	In September 2005, one wholly-owned subsidiary of the Company completed the acquisition of one assisted living facility from Emeritus Corporation. The property was subject to existing mortgage debt of $6,705,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

HEALTH CARE REIT, INC.

	Year Ended December 31
	2005	2004	2003
		(In thousands)

Investment in real estate:
Balance at beginning of year	$2,409,963	$1,893,977	$1,420,397
Additions:
Acquisitions	568,660	504,336	346,643
Improvements	31,422	33,538	64,878
Conversions from loans receivable	3,908	8,500	12,433
Issuance of preferred stock			26,500
Deferred acquisition payments	18,125
Assumed debt	22,309	14,555	101,243

Total additions	644,424	560,929	551,697
Deductions:
Cost of real estate sold	(115,179)	(44,629)	(75,325)
Reclassification of accumulated depreciation for assets held for sale	(2,408)
Impairment of assets		(314)	(2,792)

Total deductions	(117,587)	(44,943)	(78,117)

Balance at end of year(1)	$2,936,800	$2,409,963	$1,893,977

Accumulated depreciation:
Balance at beginning of year	$219,536	$152,440	$113,579
Additions:
Depreciation expense	84,828	74,015	52,870
Deductions:
Sale of properties	(27,081)	(6,919)	(14,009)
Reclassification of accumulated depreciation for assets held for sale	(2,408)

Balance at end of year	$274,875	$219,536	$152,440

(1)	The aggregate cost for tax purposes for real property equals $2,389,766,000, $2,411,323,000 and $1,896,472,000 at December 31, 2005, 2004 and 2003, respectively.

HEALTH CARE REIT, INC.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2005

					(In thousands)
							Principal Amount
							of Loans Subject
		Final				Carrying	to Delinquent
	Interest	Maturity	Periodic Payment	Prior	Face Amount	Amount of	Principal or
Description	Rate	Date	Terms	Liens	of Mortgages	Mortgages	Interest

Washington DC	9.63%	05/01/09	Monthly Payments		$17,800	$17,175	None
(Specialty care facility)			$147,455
Five assisted living facilities in Ohio,	8.66%	08/01/08	Monthly Payments		17,020	15,159	None
Pennsylvania, Connecticut and New Jersey			$109,395
Lauderhill, FL	11.275%	09/01/12	Monthly Payments		12,700	12,564	None
(Skilled nursing facility)			$126,969
Oklahoma City, OK	10.68%	07/01/06	Monthly Payments		12,204	11,204	None
(Skilled nursing facility)			$99,716
26 skilled nursing facilities and three assisted living facilities in Florida, Pennsylvania, South Carolina, Tennessee and Kentucky	13.18%	03/31/10	Monthly Payments $122,383		11,143	11,143	None
Six skilled nursing facilities in Illinois and Missouri	5.75%	06/30/18	Monthly Payments $52,708		11,000	11,000	None
Chicago, IL	17.15%	12/31/06	Monthly Payments		12,400	10,968	None
(Specialty care facility)			$160,377
Sun Valley, CA	9.63%	05/01/08	Monthly Payments		11,000	10,618	None
(Specialty care facility)			$92,817
Bala, PA	15.61%	07/01/08	Monthly Payments		7,400	7,145	None
(Skilled nursing facility)			$68,470
Plymouth, MA	19.26%	09/09/09	Monthly Payments		6,175	6,175	None
(Independent living facility)			$52,179
Six skilled nursing facilities	7.00%	08/31/12	Monthly Payments		12,198	5,177	None
in Texas			$73,954
Adrian, MI	9.632%	07/01/20	Monthly Payments		4,500	4,478	None
(Skilled nursing facility)			$39,730
12 mortgage loans relating to	From	From	Monthly Payments		26,798	18,661	None
15 skilled nursing facilities, 11	1.98% to	01/31/06 to	from $415
assisted living facilities, 2	14.00%	04/01/16	to $34,655
independent living facilities and 4 specialty care facilities

Totals					$162,338	$141,467	$0

HEALTH CARE REIT, INC.

	Year Ended December 31
	2005	2004	2003
		(In thousands)

Reconciliation of mortgage loans:
Balance at beginning of year	$155,266	$164,139	$179,761
Additions:
New mortgage loans	36,055	30,057	48,117

	191,321	194,196	227,878
Deductions:
Collections of principal(1)	45,946	20,197	47,971
Conversions to real property	3,908	8,500	10,133
Other(2)		10,233	5,635

	49,854	38,930	63,739

Balance at end of year	$141,467	$155,266	$164,139

(1)	Includes collection of negative principal amortization.

(2)	Includes mortgage loans that were reclassified to working capital loans during the periods indicated.

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).

3.2	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).

3.3	Certificate of Designations, Preferences and Rights of Series C Cumulative Convertible Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).

3.4	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).

3.5	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003, and incorporated herein by reference thereto).

3.6	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/A filed July 8, 2003, and incorporated herein by reference thereto).

3.7	Certificate of Designation of 6% Series E Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 1, 2003, and incorporated herein by reference thereto).

3.8	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004, and incorporated herein by reference thereto).

3.9	Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed September 8, 2004, and incorporated herein by reference thereto).

4.1	The Company, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument that defines the rights of holders of long-term debt of the Company and authorizes a total amount of securities not in excess of 10% of the total assets of the Company.

4.2	Indenture dated as of April 17, 1997 between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).

4.3	First Supplemental Indenture, dated as of April 17, 1997, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).

4.4	Second Supplemental Indenture, dated as of March 13, 1998, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 11, 1998, and incorporated herein by reference thereto).

4.5	Third Supplemental Indenture, dated as of March 18, 1999, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 17, 1999, and incorporated herein by reference thereto).

4.6	Fourth Supplemental Indenture, dated as of August 10, 2001, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed August 9, 2001, and incorporated herein by reference thereto).

4.7	Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).

4.8	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).

4.9	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).

4.10	Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).

4.11	Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003, and incorporated herein by reference thereto).

4.12	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).

4.13	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).

4.14	Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003, and incorporated herein by reference thereto).

4.15	Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004, and incorporated herein by reference thereto).

4.16	Supplemental Indenture No. 4, dated as of April 27, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 28, 2005, and incorporated herein by reference thereto).

4.17	Supplemental Indenture No. 5, dated as of November 30, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 30, 2005, and incorporated herein by reference thereto).

4.18	Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).

4.19	Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).

10.1	Second Amended and Restated Loan Agreement, dated June 22, 2005, by and among Health Care REIT, Inc. and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed June 28, 2005, and incorporated herein by reference thereto).

10.2	Credit Agreement, dated as of May 31, 2005, by and among Health Care REIT, Inc. and certain of its subsidiaries and Fifth Third Bank (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed June 6, 2005, and incorporated herein by reference thereto).

10.3	ISDA Master Agreement and Schedule dated as of May 6, 2004 by and between Bank of America, N.A. and Health Care REIT, Inc. (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).

10.4	Interest Rate Swap Confirmation dated May 10, 2004 between Health Care REIT, Inc. and Bank of America, N.A. (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).

10.5	Interest Rate Swap Confirmation dated May 6, 2004 between Health Care REIT, Inc. and Deutsche Bank AG (filed with the Commission as Exhibit 10.5 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).

10.6	Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).

10.7	The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995, and incorporated herein by reference thereto).*

10.8	First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*

10.9	Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*

10.10	Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*

10.11	Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*

10.12	First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*

10.13	Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, filed March 28, 2005, and incorporated herein by reference thereto).*

10.14	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*

10.15	Form of Restricted Stock Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*

10.16	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/A filed October 27, 2004, and incorporated herein by reference thereto).*

10.17	Form of Restricted Stock Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*

10.18	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan.*

10.19	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan.*

10.20	Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan.*

10.21	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan.*

10.22	Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan.*

10.23	Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan.*

10.24	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan.*

10.25	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and George L. Chapman (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*

10.26	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Raymond W. Braun (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*

10.27	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Erin C. Ibele (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*

10.28	Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*

10.29	Employment Agreement, effective April 28, 2003, by and between Health Care REIT, Inc. and Scott A. Estes (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*

10.30	Employment Agreement, effective July 1, 2004, by and between Health Care REIT, Inc. and Jeffrey H. Miller (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).*

10.31	Health Care REIT, Inc. Supplemental Executive Retirement Plan, effective as of January 1, 2001 (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*

10.32	Health Care REIT, Inc. Executive Loan Program, effective as of August 1999 (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*

10.33	Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005, and incorporated herein by reference thereto).*

10.34	Summary of Executive Compensation Program.*

10.35	Summary of Director Compensation.*

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14	Code of Business Conduct and Ethics (filed with the Commission as Exhibit 14 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, independent registered public accounting firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement.