Form 10-Q
period 2006-03-31
HEALTH CARE REIT INC /DE/
filed 2006-05-10
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

(419) 247-2800

(Registrant’s telephone number, including area code)

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
Yes ☐     No ☑
     As of April 30, 2006, the registrant had 62,116,551 shares of common stock outstanding.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets — March 31, 2006 and December 31, 2005	3

	Consolidated Statements of Income — Three months ended March 31, 2006 and 2005	4

	Consolidated Statements of Stockholders’ Equity — Three months ended March 31, 2006 and 2005	5

	Consolidated Statements of Cash Flows — Three months ended March 31, 2006 and 2005	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	31

Signatures		31
EX-10.01
EX-12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
EX-31.1 Certification 302 - CEO
EX-31.2 Certification 302 - CFO
EX-32.1 Certification 906 - CEO
EX-32.2 Certification 906 - CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	March 31	December 31
	2006	2005
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned
Land	$267,824	$261,236
Buildings & improvements	2,712,511	2,659,746
Real property held for sale, net of accumulated depreciation	15,898	11,912
Construction in progress	36,115	3,906

	3,032,348	2,936,800
Less accumulated depreciation	(293,738)	(274,875)

Total real property owned	2,738,610	2,661,925
Loans receivable	177,704	194,054
Less allowance for losses on loans receivable	(6,711)	(6,461)

	170,993	187,593

Net real estate investments	2,909,603	2,849,518
Other assets:
Equity investments	2,970	2,970
Deferred loan expenses	12,042	12,228
Cash and cash equivalents	25,758	36,237
Receivables and other assets	62,267	71,211

	103,037	122,646

Total assets	$3,012,640	$2,972,164

Liabilities and stockholders’ equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$201,000	$195,000
Senior unsecured notes	1,195,378	1,198,278
Secured debt	131,946	107,540
Accrued expenses and other liabilities	49,399	40,590

Total liabilities	1,577,723	1,541,408

Stockholders’ equity:
Preferred stock, $1.00 par value:	276,875	276,875
Authorized — 25,000,000 shares
Issued and outstanding — 11,074,989 shares at March 31, 2006 and 11,074,989 shares at December 31, 2005 at liquidation preference
Common stock, $1.00 par value:	58,685	58,050
Authorized — 125,000,000 shares
Issued — 58,856,110 shares at March 31, 2006 and 58,182,592 shares at December 31, 2005
Outstanding — 58,779,874 shares at March 31, 2006 and 58,124,657 shares at December 31, 2005
Capital in excess of par value	1,326,341	1,306,471
Treasury stock	(2,714)	(2,054)
Cumulative net income	855,081	830,103
Cumulative dividends	(1,080,688)	(1,039,032)
Accumulated other comprehensive income	0	0
Other equity	1,337	343

Total stockholders’ equity	1,434,917	1,430,756

Total liabilities and stockholders’ equity	$3,012,640	$2,972,164

NOTE: The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31
	2006	2005
	(In thousands, except per share data)
Revenues:
Rental income	$72,785	$58,793
Interest income	4,262	4,983
Transaction fees and other income	366	1,422

	77,413	65,198

Expenses:
Interest expense	24,043	18,697
Provision for depreciation	23,053	18,580
General and administrative	6,201	4,017
Loan expense	711	863
Provision for loan losses	250	300

	54,258	42,457

Income from continuing operations	23,155	22,741

Discontinued operations:
Net gain (loss) on sales of properties	1,553	(110)
Income from discontinued operations, net	270	608

	1,823	498

Net income	24,978	23,239

Preferred stock dividends	5,333	5,436

Net income available to common stockholders	$19,645	$17,803

Average number of common shares outstanding:
Basic	58,178	52,963
Diluted	58,535	53,454

Earnings per share:
Basic:
Income from continuing operations available to common stockholders	$0.31	$0.33
Discontinued operations, net	0.03	0.01

Net income available to common stockholders	$0.34	$0.34

Diluted:
Income from continuing operations available to common stockholders	$0.31	$0.32
Discontinued operations, net	0.03	0.01

Net income available to common stockholders	$0.34	$0.33

Dividends declared and paid per common share	$0.62	$0.60
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended March 31, 2006
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total

					(In thousands)
Balances at beginning of period	$276,875	$58,050	$1,306,471	$(2,054)	$830,103	$(1,039,032)	$0	$343	$1,430,756
Comprehensive income:
Net income					24,978				24,978
Other comprehensive income:
Unrealized gain (loss) on equity investments									0

Total comprehensive income									24,978

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		635	20,391	(660)				(18)	20,348
SFAS123(R) reclassification			(521)					521	0
Compensation expense related to stock options								491	491
Cash dividends paid:
Common stock-$0.62 per share						(36,323)			(36,323)
Preferred stock, Series D-$0.492 per share						(1,969)			(1,969)
Preferred stock, Series E-$0.375 per share						(28)			(28)
Preferred stock, Series F-$0.477 per share						(3,336)			(3,336)

Balances at end of period	$276,875	$58,685	$1,326,341	$(2,714)	$855,081	$(1,080,688)	$0	$1,337	$1,434,917

	Three Months Ended March 31, 2005
							Accumulated
			Capital In				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total

					(In thousands)
Balances at beginning of period	$283,751	$52,860	$1,139,723	$(1,286)	$745,817	$(884,890)	$1	$(697)	$1,335,279
Comprehensive income:
Net income					23,239				23,239
Other comprehensive income:
Unrealized gain (loss) on equity investments									0

Total comprehensive income									23,239

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		454	12,947	(480)					12,921
Restricted stock amortization								184	184
Compensation expense related to stock options								133	133
Cash dividends paid:
Common stock-$0.60 per share						(31,915)			(31,915)
Preferred stock, Series D-$0.492 per share						(1,969)			(1,969)
Preferred stock, Series E-$0.375 per share						(131)			(131)
Preferred stock, Series F-$0.477 per share						(3,336)			(3,336)

Balances at end of period	$283,751	$53,314	$1,152,670	$(1,766)	$769,056	$(922,241)	$1	$(380)	$1,334,405

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31
	2006	2005
	(In thousands)
Operating activities
Net income	$24,978	$23,239
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for depreciation	23,262	20,396
Amortization	3,207	1,042
Provision for loan losses	250	300
Rental income less than (in excess of) cash received	7,910	(2,855)
(Gain) loss on sales of properties	(1,553)	110
Increase (decrease) in accrued expenses and other liabilities	8,809	(7,871)
Decrease (increase) in receivables and other assets	(2,310)	(1,901)

Net cash provided from (used in) operating activities	64,553	32,460

Investing activities
Investment in real property	(89,994)	(35,382)
Investment in loans receivable	(5,324)	(14,113)
Principal collected on loans receivable	24,094	23,412
Proceeds from sales of properties	14,527	9,188
Other	(496)	60

Net cash provided from (used in) investing activities	(57,193)	(16,835)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	6,000	12,500
Principal payments on secured debt	(643)	(6,323)
Net proceeds from the issuance of common stock	18,985	13,401
Decrease (increase) in deferred loan expense	(525)	(186)
Cash distributions to stockholders	(41,656)	(37,351)

Net cash provided from (used in) financing activities	(17,839)	(17,959)

Increase (decrease) in cash and cash equivalents	(10,479)	(2,334)
Cash and cash equivalents at beginning of period	36,237	19,763

Cash and cash equivalents at end of period	$25,758	$17,429

Supplemental cash flow information-interest paid	$17,477	$26,817

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A – Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily an indication of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE B – Real Estate Investments
     During the three months ended March 31, 2006, we invested $89,994,000 of cash in real property (including $31,912,000 of advances for construction in progress) and provided cash loan financings of $5,324,000. In addition, real property acquisitions included the assumption of debt totaling $25,049,000. As of March 31, 2006, we had approximately $167,454,000 of unfunded construction commitments relating to existing construction in progress projects. Also during the three months ended March 31, 2006, we sold real property generating $14,527,000 of net cash proceeds and collected $24,094,000 of cash as repayment of principal on loans receivable.
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
NOTE D – Distributions Paid to Common Stockholders
     On February 21, 2006, we paid a dividend of $0.62 per share to stockholders of record on January 31, 2006. This dividend related to the period from October 1, 2005 through December 31, 2005.
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
     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement No. 133, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At March 31, 2006, the Swaps were reported at their fair value as a $651,000 other liability ($2,211,000 other asset at December 31, 2005). For the three months ended March 31, 2006, we incurred $15,000 of losses related to the Swaps that was recorded as an addition to interest expense. For the three months ended March 31, 2005, we generated $410,000 of savings related to the Swaps that was recorded as a reduction in interest expense.
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE F – Discontinued Operations
     Three assisted living facilities and one skilled nursing facility were held for sale as of March 31, 2006. We did not recognize an impairment loss on these assets as the fair value less estimated costs to sell exceeded our carrying values. During the three months ended March 31, 2006, we sold one assisted living facility, one skilled nursing facility and one parcel of land with carrying values of $15,393,000 for a net gain of $1,553,000. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the income and expenses attributable to all properties sold and attributable to the properties held for sale at March 31, 2006 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended
	March 31
	2006	2005
Revenues:
Rental income	$674	$3,372

Expenses:
Interest expense	195	948
Provision for depreciation	209	1,816

Income from discontinued operations, net	$270	$608

NOTE G – Contingent Liabilities
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At March 31, 2006, our obligation under the letter of credit was $2,450,000.
     As of March 31, 2006, we had approximately $167,454,000 of unfunded construction commitments.
NOTE H – Accumulated Other Comprehensive Income
     Accumulated other comprehensive income includes unrealized gains or losses on our equity investments. This item is included as a component of stockholders’ equity. We did not recognize any comprehensive income other than the recorded net income for the three months ended March 31, 2006 or 2005.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE I – Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31
	2006	2005
Numerator for basic and diluted earnings per share — net income available to common stockholders	$19,645	$17,803

Denominator for basic earnings per share — weighted average shares	58,178	52,963
Effect of dilutive securities:
Employee stock options	97	260
Non-vested restricted shares	260	221

Dilutive potential common shares	357	481

Denominator for diluted earnings per share — adjusted weighted average shares	58,535	53,444

Basic earnings per share	$0.34	$0.34

Diluted earnings per share	$0.34	$0.33

     The diluted earnings per share calculation excludes the dilutive effect of 257,000 options for the three months ended March 31, 2006 because the exercise prices were greater than the average market price. The diluted earnings per share calculation excludes the dilutive effect of 173,000 options for the three months ended March 31, 2005 because the exercise prices were greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock was not included in these calculations as the effect of the conversion into common stock was anti-dilutive for the periods presented.
NOTE J – Other Equity
     Other equity consists of the following (in thousands):

	March 31	December 31
	2006	2005
Accumulated compensation expense related to stock options	$1,337	$864
Unamortized restricted stock	0	(521)

	$1,337	$343

     Unamortized restricted stock at December 31, 2005 represents the unamortized value of restricted stock granted to key employees and directors prior to January 1, 2003. Pursuant to the provisions of Statement No. 123(R) adopted on January 1, 2006, the unamortized restricted stock balance of $521,000 was reclassified to capital in excess of par value. Expense, which is recognized as the restricted shares vest based on the market value at the date of the award, totaled $2,022,000 for the three months ended March 31, 2006 and $592,000 for the three months ended March 31, 2005. See Note K for further discussion.
     Accumulated option compensation expense represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $491,000 for the three months ended March 31, 2006, and $133,000 for the same period in 2005.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE K – Stock Incentive Plans
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
Impact of the Adoption of Statement No. 123(R)
     We adopted the fair value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, we use the Black-Scholes-Merton option pricing model to estimate the value of stock option grants and expect to continue to use this acceptable option valuation model. Because we adopted Statement No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date of Statement No. 123), compensation cost for some previously granted awards that were not recognized under Statement No. 123 will now be recognized effective with the adoption of Statement No. 123(R) on January 1, 2006. In addition, we previously amortized compensation cost for share based payments to the date that the awards became fully vested or to the expected retirement date, if sooner. Effective with the adoption of Statement No. 123(R), we began recognizing compensation cost to the date the awards become fully vested or to the retirement eligible date, if sooner, which totaled $1,690,000 for the three months ended March 31, 2006. We expect that the adoption of Statement No. 123(R) will increase compensation cost by approximately $1,287,000 for the full year 2006 as a result of amortizing share based awards to the retirement eligible date.
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Dividend yield (1)	0.00% - 6.79%	0.00%
Expected volatility	20.3%	22.8%
Risk-free interest rate	4.35%	4.25%
Expected life (in years)	5	7
Weighted-average fair value (1)	$5.26	$12.48

(1)	Certain of the options granted to employees in 2006 include dividend equivalent rights. The fair value of these options are calculated based on the above assumptions and then adjusted for the present value of estimated dividend payments over the expected life of the options. Options granted to employees in 2005 include dividend equivalent rights. These options are assumed to have a dividend yield of 0% for purposes of the Black-Scholes-Merton option pricing model and result in higher fair values than options without dividend equivalent rights.
     The dividend yield represented the dividend yield of our common stock on the dates of grant. Our computation of expected volatility was based on historical volatility. The risk-free interest rates used were the 10-year U.S. Treasury Notes yield on the dates of grant. The expected life was based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations regarding future employee behavior.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Option Award Activity
     The following table summarizes information about stock option activity for the three months ended March 31, 2006 (in thousands, except per share amounts):

	Number	Weighted	Weighted Average	Aggregate
	of	Average	Remaining	Intrinsic
Stock Options	Shares	Exercise Price	Contract Life	Value
Options at beginning of year	685	$26.87	6.3
Options granted	155	36.50
Options exercised	(117)	20.54
Options terminated	0

Options at end of period	723	$29.96	7.3	$5,883

Options exercisable at end of period	195	$25.18	5.2	$2,520
Weighted average fair value of options granted during the period		$5.26
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at March 31, 2006. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock incentive plans was $1,825,000 and $1,890,000, respectively, determined as of the date of option exercise. Cash received from option exercises under our stock incentive plans for the three months ended March 31, 2006 and 2005 was $2,232,000 and $3,235,000, respectively.
     As of March 31, 2006, there was approximately $2,857,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of March 31, 2006, there was approximately $6,833,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.
     The following table summarizes information about non-vested stock incentive awards as of March 31, 2006 and changes for the three months ended March 31, 2006:

	Stock Options		Restricted Stock
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at December 31, 2005	428	$5.36	222	$31.56
Vested	(105)	5.23	(58)	30.72
Granted	155	5.26	96	36.55
Terminated	0		0

Non-vested at March 31, 2006	478	$5.35	260	$33.59

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Pro forma Information for Periods Prior to the Adoption of Statement No. 123(R)
     The following table illustrates the effect on net income available to common stockholders for the periods presented if we had applied the fair value recognition provisions of Statement No. 123, as amended, to stock-based compensation for options granted since 1995 but prior to adoption at January 1, 2003 (in thousands, except per share data):

Three Months Ended
March 31, 2005
Numerator:
Net income available to common stockholders — as reported	$17,803
Deduct: Additional stock-based employee compensation expense determined under fair value based method for all awards	45

Net income available to common stockholders — pro forma	$17,758

Denominator:
Basic weighted average shares — as reported and pro forma	52,963
Effect of dilutive securities:
Employee stock options — pro forma	260
Non-vested restricted shares	221

Dilutive potential common shares	481

Diluted weighted average shares — pro forma	53,444

Net income available to common stockholders per share — as reported
Basic	$0.34

Diluted	$0.33

Net income available to common stockholders per share — pro forma
Basic	$0.34

Diluted	$0.33

NOTE L – Significant Changes and Events
     On April 12, 2006, we completed a public offering of 3,000,000 shares of common stock with net proceeds to the company of approximately $102,450,000. On April 28, 2006, we issued an additional 222,800 shares of common stock pursuant to the over-allotment exercise, which generated net proceeds of approximately $7,620,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2005, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Executive Overview
Business
     Health Care REIT, Inc. is a self-administered, equity real estate investment trust that invests in health care and senior housing properties. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of March 31, 2006:

	Investments(1)	Percentage of	Revenues(2)	Percentage of	Number of	Number of	Investment per	Number of	Number of
Type of Facility	(in thousands)	Investments	(in thousands)	Revenues	Facilities	Beds/Units	Bed/Unit(3)	Operators(4)	States(4)
Independent living/CCRCs	$426,653	15%	$9,300	12%	32	4,494	$104,855	13	16

Assisted living facilities	974,154	33%	28,483	36%	201	12,343	88,182	23	33

Skilled nursing facilities	1,323,447	45%	35,613	46%	211	28,632	46,523	24	29

Specialty care facilities	194,510	7%	4,691	6%	13	1,312	148,255	6	7

Totals	$2,918,764	100%	$78,087	100%	457	46,781

(1)	Investments include gross real estate investments and credit enhancements which amounted to $2,916,314,000 and $2,450,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the three months ended March 31, 2006.

(3)	Investment per Bed/Unit was computed by using the total investment amount of $3,086,218,000 which includes gross real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $2,916,314,000, $2,450,000 and $167,454,000, respectively.

(4)	We have investments in properties located in 37 states and managed by 55 different operators.
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
     Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rental income and interest earned on outstanding loans receivable. These items represent our primary source of liquidity to fund distributions and are dependent upon our operators’ continued ability to make contractual rent and interest payments to us. To the extent that our operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of facility and operator. Our asset management process includes review of monthly financial statements for each facility, periodic review of operator credit, periodic facility inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze facility-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks. Through these asset management and research efforts, we are typically able to intervene at an early stage and address payment risk, and in so doing, support both the collectibility of revenue and the value of our investment.
     In addition to our asset management and research efforts, we also structure our investments to help mitigate payment risk. We typically limit our investments to no more than 90% of the appraised value of a property. Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates. As of March 31, 2006, 88% of our real property was subject to master leases.
     For the three months ended March 31, 2006, rental income and interest income represented 94% and 5%, respectively, of total gross revenues (including revenues from discontinued operations). Our standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. During the three months ended March 31, 2006, we completed $123,083,000 of gross new investments and had $36,633,000 of investment payoffs, resulting in net investments of $86,450,000. We expect to complete gross new investments of $450,000,000 to $550,000,000 during 2006, including acquisitions of approximately $300,000,000 and funded new development of approximately $150,000,000 to $250,000,000. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $100,000,000 to $150,000,000 during 2006. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on hand, we expect to borrow under our unsecured lines of credit arrangements. At March 31, 2006, we had $25,758,000 of cash and cash equivalents and $339,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.
Key Transactions in 2006
          We have completed the following key transactions to date in 2006:
•	our Board of Directors increased our quarterly dividend to $0.64 per share, which represents a two cent increase from the quarterly dividend of $0.62 paid for 2005. The dividend declared for the quarter ended March 31, 2006 represents the 140th consecutive dividend payment;

•	we completed $123,083,000 of gross investments and had $36,633,000 of investment payoffs during the three months ended March 31, 2006; and

•	on April 12, 2006, we completed a public offering of 3,000,000 shares of common stock with net proceeds to the company of approximately $102,450,000. On April 28, 2006, we issued an additional 222,800 shares of common stock pursuant to the over-allotment exercise, which generated net proceeds of approximately $7,620,000.
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
     Operating Performance. We believe that net income available to common stockholders (“NICS”) is the most appropriate earnings measure. Other useful supplemental measures of our operating performance include funds from operations (“FFO”) and funds available for distribution (“FAD”); however, these supplemental measures are not defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion of FFO and FAD and for reconciliations of FFO and FAD to NICS. These earnings measures and their relative per share amounts are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31
	2005	2005	2005	2005	2006

Net income (loss) available to common stockholders	$17,803	$(1,606)	$19,908	$26,587	$19,645
Funds from operations	38,309	19,427	41,975	44,581	41,354
Funds available for distribution	35,454	18,251	41,857	49,457	49,264

Per share data (fully diluted):
Net income (loss) available to common stockholders	$0.33	$(0.03)	$0.37	$0.47	$0.34
Funds from operations	0.72	0.36	0.77	0.79	0.71
Funds available for distribution	0.66	0.34	0.77	0.88	0.84
     Concentration Risk. We evaluate our concentration risk in terms of asset mix, investment mix, operator mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property. In order to qualify as an equity REIT, at least 75% of our real estate investments must be real property whereby each property, which includes the land, buildings, improvements and related rights, is owned by us and leased to an operator pursuant to a long-term operating lease. Investment mix measures the portion of our investments that relate to our various facility types. Operator mix measures the portion of our investments that relate to our top five operators. Geographic mix measures the portion of our investments that relate to our top five states. The following table reflects our recent historical trends of concentration risk for the periods presented:

	March 31	June 30	September 30	December 31	March 31
	2005	2005	2005	2005	2006

Asset mix:
Real property	90%	91%	91%	93%	94%
Loans receivable	10%	9%	9%	7%	6%

Investment mix:
Independent living/CCRCs (1)				15%	15%
Assisted living facilities	55%	51%	50%	34%	33%
Skilled nursing facilities	39%	42%	42%	44%	45%
Specialty care facilities	6%	7%	8%	7%	7%

Operator mix:
Emeritus Corporation	15%	14%	14%	13%	12%
Brookdale Senior Living Inc. (2)					10%
Merrill Gardens L.L.C.				7%	7%
Life Care Centers of America, Inc.				7%	7%
Delta Health Group, Inc.	7%	7%	7%		6%
Southern Assisted Living, Inc. (2)	8%	8%	8%	7%
Commonwealth Communities Holdings LLC	8%	7%	7%	7%
Home Quality Management, Inc.	7%	7%	6%
Remaining operators	55%	57%	58%	59%	58%

Geographic mix:
Florida	15%	15%	15%	14%	14%
Massachusetts	15%	14%	13%	13%	12%
Ohio	6%	6%	6%		9%
Texas		9%	8%	8%	8%
North Carolina	8%	7%	7%	8%	7%
California				7%
Tennessee	6%
Remaining states	50%	49%	51%	50%	50%

(1)	As a result of our significant independent living/continuing care retirement community acquisitions in the fourth quarter of 2005, we began to separately disclose this facility classification in our portfolio reporting. We adopted the National Investment Center definitions and reclassified certain of our existing facilities to this classification.

(2)	In September 2005, Alterra Healthcare Corporation, one of our tenants, became an indirect wholly-owned subsidiary of Brookdale as a result of Brookdale’s merger with FEBC-ALT Investors LLC. In April 2006, Brookdale completed the acquisition of Southern Assisted Living, Inc.

     Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to book capitalization and debt to market capitalization. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt. The coverage ratios indicate our ability to service interest and fixed charges (interest plus preferred dividends). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain investment grade ratings with Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is discussed in further detail, and reconciled to net income, below in “Non-GAAP Financial Measures.” Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Three Months Ended
	March 31		June 30		September 30		December 31		March 31
	2005		2005		2005		2005		2006

Debt to book capitalization ratio	48%		51%		51%		51%		52%
Debt to market capitalization ratio	38%		37%		37%		40%		38%

Interest coverage ratio	3.23	x	2.32	x	3.23	x	3.52	x	3.10	x
Fixed charge coverage ratio	2.54	x	1.83	x	2.59	x	2.82	x	2.54	x
     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2005, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.
Portfolio Update
     Payment coverages in our portfolio continue to improve. Our overall payment coverage is at 1.94 times and represents an increase of 10 basis points from the prior year. The table below reflects our recent historical trends of portfolio coverages. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of facilities’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of earnings before interest, taxes, depreciation, amortization, and rent (but after management fees) to contractual rent or interest due us.

	December 31, 2004		December 31, 2005
	CBMF	CAMF	CBMF	CAMF
Independent living/CCRCs (1)			1.45x	1.23x
Assisted living facilities	1.47x	1.25x	1.52x	1.30x
Skilled nursing facilities	2.15x	1.64x	2.21x	1.63x
Specialty care facilities	3.00x	2.37x	3.19x	2.60x

Weighted averages	1.84x	1.48x	1.94x	1.54x

(1)	As a result of our significant independent living/continuing care retirement community acquisitions in the fourth quarter of 2005, we began to separately disclose this facility classification in our portfolio reporting. We adopted the National Investment Center definitions and reclassified certain of our existing facilities to this classification.
Corporate Governance
     Maintaining investor confidence and trust has become increasingly important in today’s business environment. Health Care REIT, Inc.’s Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. In March 2004, the Board of Directors adopted its Corporate Governance Guidelines. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on our Web site at www.hcreit.com and from us upon written request sent to the Senior Vice President – Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio 43603-1475.

Liquidity and Capital Resources
Sources and Uses of Cash
     Our primary sources of cash include rent and interest receipts, borrowings under unsecured lines of credit arrangements, public and private offerings of debt and equity securities, proceeds from the sales of real property and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.
     The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2006	Mar. 31, 2005	$	%
Cash and cash equivalents at beginning of period	$36,237	$19,763	$16,474	83%
Cash provided from (used in) operating activities	64,553	32,460	32,093	99%
Cash provided from (used in) investing activities	(57,193)	(16,835)	(40,358)	240%
Cash provided from (used in) financing activities	(17,839)	(17,959)	120	-1%

Cash and cash equivalents at end of period	$25,758	$17,429	$8,329	48%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in net income, excluding the provision for depreciation and net straight-line rental income, and changes in accrued expenses and other liabilities. Net income and the provision for depreciation increased primarily as a result of net new investments in properties owned by us. See the discussion of investing activities below for additional details. To the extent that we acquire or dispose of additional properties in the future, our net income and provision for depreciation will change accordingly. The change in accrued expenses and other liabilities is primarily attributable to the timing of cash disbursements for our contractual interest obligations.
     Net straight-line rental income decreased primarily due to a decrease in gross straight-line rental income and increases in cash payments outside normal monthly rental payments. The following is a summary of our straight-line rent (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2006	Mar. 31, 2005	$	%
Gross straight-line rental income	$2,400	$3,708	$(1,308)	-35%
Cash receipts due to real property sales	(604)	(352)	(252)	72%
Prepaid rent receipts	(9,706)	(501)	(9,205)	1,837%

Cash receipts less than (in excess of) rental income	$(7,910)	$2,855	$(10,765)	n/a

     Gross straight-line rental income represents the non-cash difference between contractual cash rent due and the average rent recognized pursuant to Statement of Financial Accounting Standards No. 13, Accounting for Leases. This amount is positive in the first half of a lease term (but declining every year due to annual increases in cash rent due) and is negative in the second half of a lease term. Our standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded. Instead, rental income is recorded based on the contractual cash rental payment due for the period. The increase in non-recurring cash receipts is primarily attributable to cash received in connection with the acquisition of Commonwealth Communities Holdings LLC by Kindred Healthcare, Inc. in February 2006 as discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

     Investing Activities. The changes in net cash used in investing activities are primarily attributable to net changes in real property and loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Three Months Ended
	Mar. 31, 2006		Mar. 31, 2005
	Facilities	Amount	Facilities	Amount
Real property acquisitions:
Assisted living facilities	2	$6,150	3	$39,620
Skilled nursing facilities	8	71,020	1	2,181
Land parcels		3,274

Total acquisitions	10	80,444	4	41,801
Less: Assumed debt		(25,049)		(15,603)

Cash disbursed for acquisitions		55,395		26,198
Construction in progress advances		31,912		1,236
Capital improvements to existing properties		2,687		7,948

Total cash invested in real property		89,994		35,382

Real property dispositions:
Assisted living facilities	1	13,396	1	8,348
Skilled nursing facilities	1	1,081
Land parcels		50		840

Proceeds from real property sales	2	14,527	1	9,188

Net cash investments in real property	8	$75,467	3	$26,194

Advances on loans receivable:
Investments in new loans		$4,250		$6,000
Draws on existing loans		1,074		8,113

Total investments in loans		5,324		14,113

Receipts on loans receivable:
Loan payoffs		21,240		19,466
Principal payments on loans		2,854		3,946

Total principal receipts on loans		24,094		23,412

Net cash advances (receipts) on loans receivable		$(18,770)		$(9,299)

     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our unsecured lines of credit arrangements, principal payments on secured debt, common stock issuances and cash distributions to stockholders.
     For the three months ended March 31, 2006, we had a net increase of $6,000,000 on our unsecured lines of credit arrangements as compared to a net increase of $12,500,000 for the same period in 2005. The decrease in principal payments on secured debt is primarily due to the payoff of two mortgages totaling $5,695,000 in March 2005. Principal payments on secured debt for the same period in 2006 were only regularly scheduled mortgage amortization payments.
     The increase in net proceeds from the issuance of common stock is primarily attributable to common stock issuances related to our dividend reinvestment and stock purchase plan (“DRIP”). During the three months ended March 31, 2006, we issued 474,000 shares of common stock pursuant to our DRIP, which generated net proceeds of approximately $16,841,000. During the three months ended March 31, 2005, we issued 292,000 shares of common stock pursuant to our DRIP, which generated net proceeds of approximately $9,893,000. The remaining difference in common stock issuances is primarily due to issuances pursuant to stock incentive plans.
     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increases in dividends are primarily attributable to increases in outstanding common and preferred stock shares and increases in our annual common stock dividend per share.

     The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	Mar. 31, 2006		Mar. 31, 2005
	Per Share	Amount	Per Share	Amount
Common Stock	$0.620	$36,323	$0.600	$31,915
Series D Preferred Stock	0.492	1,969	0.492	1,969
Series E Preferred Stock	0.375	28	0.375	131
Series F Preferred Stock	0.477	3,336	0.477	3,336

Totals		$41,656		$37,351

Off-Balance Sheet Arrangements
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At March 31, 2006, our obligation under the letter of credit was $2,450,000.
     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on the general trend in interest rates at the applicable dates, our perception of the future volatility of interest rates and our relative levels of variable rate debt and variable rate investments. As of March 31, 2006, we participated in two interest rate swap agreements related to our long-term debt. Our interest rate swaps are discussed below in “Contractual Obligations.”
Contractual Obligations
     The following table summarizes our payment requirements under contractual obligations as of March 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter
Unsecured lines of credit arrangements (1)	$540,000	$40,000	$500,000	$0	$0
Senior unsecured notes	1,194,830		94,830		1,100,000
Secured debt	131,946	2,329	25,363	42,540	61,714
Contractual interest obligations	755,416	89,663	202,167	165,218	298,368
Capital lease obligations
Operating lease obligations	14,034	1,045	2,001	1,857	9,131
Purchase obligations	209,902	10,973	130,928	68,001
Other long-term liabilities

Total contractual obligations	$2,846,128	$144,010	$955,289	$277,616	$1,469,213

(1)	Unsecured lines of credit arrangements reflected at 100% capacity.
     We have an unsecured credit arrangement with a consortium of ten banks providing for a revolving line of credit (“revolving credit”) in the amount of $500,000,000, which expires on June 22, 2008 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (5.775% at March 31, 2006). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.9% at March 31, 2006. In addition, we pay a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.225% at March 31, 2006. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. We have another unsecured line of credit arrangement with a bank for a total of $40,000,000, which expires May 31, 2006. Borrowings under this line of credit are subject to interest at either the bank’s prime rate of interest (7.75% at March 31, 2006) or 1.3% over LIBOR interest rate, at our option. Principal is due upon expiration of the agreement. At March 31, 2006, we had $201,000,000 outstanding under the unsecured lines of credit arrangements and estimated total contractual interest obligations of $24,161,000. Contractual interest obligations are estimated based on the assumption that the balance of $201,000,000 at March 31, 2006 is constant until maturity at interest rates in effect at March 31, 2006.
     We have $1,194,830,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 5.875% to 8.0%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $631,520,000 at March 31, 2006.

Additionally, we have mortgage loans totaling $131,946,000, collateralized by owned properties, with fixed annual interest rates ranging from 5.3% to 8.5%, payable monthly. The carrying values of the properties securing the mortgage loans totaled $207,151,000 at March 31, 2006. Total contractual interest obligations on mortgage loans totaled $53,175,000 at March 31, 2006.
     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At March 31, 2006, total contractual interest obligations were estimated to be $46,560,000.
     At March 31, 2006, we had operating lease obligations of $14,034,000 relating to our office space, one assisted living facility and seven skilled nursing facilities.
     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At March 31, 2006, we had outstanding construction financings of $36,115,000 for leased properties and were committed to providing additional financing of approximately $167,454,000 to complete construction. At March 31, 2006, we had contingent purchase obligations totaling $42,448,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.
Capital Structure
     As of March 31, 2006, we had stockholders’ equity of $1,434,917,000 and a total outstanding debt balance of $1,528,324,000, which represents a debt to total book capitalization ratio of 52%. Our ratio of debt to market capitalization was 38% at March 31, 2006. For the three months ended March 31, 2006, our interest coverage ratio was 3.10 to 1.00. For the three months ended March 31, 2006, our fixed charge coverage ratio was 2.54 to 1.00. Also, at March 31, 2006, we had $25,758,000 of cash and cash equivalents and $339,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.
     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2006, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured lines of credit arrangements, the ratings on our senior unsecured notes are used to determine the fees and interest payable.
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
     As of April 30, 2006, we had an effective shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $321,344,619 of securities including debt securities, common and preferred stock, depositary shares, warrants and units. Also, as of April 30, 2006, we had an effective registration statement on file in connection with our enhanced DRIP program under which we may issue up to 6,314,213 shares of common stock. As of April 30, 2006, 2,486,942 shares of common stock remained available for issuance under this registration statement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured lines of credit arrangements.
Results of Operations
     Net income available to common stockholders for the three months ended March 31, 2006 totaled $19,645,000, or $0.34 per diluted share, as compared with $17,803,000, or $0.33 per diluted share, for the same period in 2005. Net income available to common stockholders increased from the prior year primarily due to an increase in rental income offset by increases in interest expense, provision for depreciation and general and administrative expenses. These items are discussed in further detail below.
     FFO for the three months ended March 31, 2006 totaled $41,354,000, or $0.71 per diluted share, as compared with $38,309,000, or $0.72 per diluted share, for the same period in 2005. FAD for the three months ended March 31, 2006 totaled $49,264,000, or $0.84 per diluted share, as compared to $35,454,000, or $0.66 per diluted share, for the same period in 2005. The increase in FFO is due primarily to an increase in rental income offset by an increase in interest expense and general and administrative expenses. The increase in FAD is primarily due to the items noted above for FFO and the change in net straight-line rental income. Please refer to the discussion of

“Non-GAAP Financial Measures” below for further information regarding FFO and FAD and for reconciliations of FFO and FAD to NICS.
     FFO decreased on a per share basis primarily due to higher common shares outstanding. On a fully diluted basis, average common shares increase 9.5% from 53,454,000 for the three months ended March 31, 2005 to 58,535,000 for the same period in 2006. The increase from 2005 is primarily due to the issuance of 3,000,000 shares of common stock in November 2005 and common stock issuances pursuant to our DRIP subsequent to March 31, 2005.
     EBITDA for the three months ended March 31, 2006 totaled $75,685,000, as compared with $64,322,000 for the same period in 2005. Our interest coverage ratio was 3.10 times for the three months ended March 31, 2006 as compared with 3.23 times for the same period in 2005. Our fixed charge coverage ratio was 2.54 times for the three months ended March 31, 2006 consistent with 2.54 times for the same period in 2005. The increase in EBITDA is primarily due to the increase in rental income offset by an increase in general and administrative expenses. The decrease in our interest coverage ratio is primarily due to the increase in interest expense. These items are discussed in further detail below. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding EBITDA and a reconciliation of EBITDA to net income.
     Revenues were comprised of the following (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2006	Mar. 31, 2005	$	%
Rental income	$72,785	$58,793	$13,992	24%
Interest income	4,262	4,983	(721)	-14%
Transaction fees and other income	366	1,422	(1,056)	-74%

Totals	$77,413	$65,198	$12,215	19%

     The increase in gross revenues is primarily attributable to increased rental income resulting from the acquisitions of new properties from which we receive rent. See the discussion of investing activities in “Liquidity and Capital Resources” above for further information. In addition, our standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. As of March 31, 2006, we had no leases scheduled to expire before March 2009, except for the assets held for sale referenced in Note F to our unaudited consolidated financial statements.
     Interest income decreased from 2005 primarily due to a decrease in the balance of outstanding loans. Transaction fees and other income decreased primarily due to a $750,000 assignment consent fee received in the first quarter of 2005 relating to a payoff which did not occur. There was no such fee in the current year.
     Expenses were comprised of the following (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2006	Mar. 31, 2005	$	%
Interest expense	$24,043	$18,697	$5,346	29%
Provision for depreciation	23,053	18,580	4,473	24%
General and administrative	6,201	4,017	2,184	54%
Loan expense	711	863	(152)	-18%
Provision for loan losses	250	300	(50)	-17%

Totals	$54,258	$42,457	$11,801	28%

     The increase in total expenses is primarily attributable to increases in interest expense and the provision for depreciation. The increase in interest expense is primarily due to higher average borrowings offset by lower average borrowing costs.

     The following is a summary of our interest expense (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2006	Mar. 31, 2005	$	%
Senior unsecured notes	$19,574	$15,572	$4,002	26%
Secured debt	1,978	3,098	(1,120)	-36%
Unsecured lines of credit	2,873	1,650	1,223	74%
Capitalized interest	(202)	(265)	63	-24%
SWAP losses (savings)	15	(410)	425	n/a
Discontinued operations	(195)	(948)	753	-79%

Totals	$24,043	$18,697	$5,346	29%

     The increase in interest expense on senior unsecured notes is due to higher average borrowings offset by lower average interest rates. For the three months ended March 31, 2006, we had $1,194,830,000 of senior unsecured notes principal outstanding with a weighted average interest rate of 6.566% compared to $875,000,000 and 7.181% for the prior year.
     The increase in interest expense on secured debt is due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our secured debt activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$107,540	7.328%	$160,225	7.508%
Debt assumed	25,049	6.315%	15,603	6.888%
Debt extinguished			(5,695)	6.367%
Principal payments	(643)	7.389%	(627)	7.694%

Ending balance	$131,946	7.135%	$169,506	7.489%

Monthly averages	$113,482	7.272%	$166,256	7.487%
     The increase in interest expense on unsecured lines of credit arrangements is due primarily to higher average outstanding borrowings and higher average interest rates. The following is a summary of our unsecured lines of credit arrangements (dollars in thousands):

	Three Months Ended March 31
	2006	2005
Balance outstanding at March 31	$201,000	$163,500
Maximum amount outstanding at any month end	$201,000	$163,500
Average amount outstanding (total of daily principal balances divided by days in period)	$184,367	$140,544
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	6.23%	4.70%
     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the three months ended March 31, 2006 totaled $202,000 as compared with $265,000 for the same period in 2005.
     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. For the three months ended March 31, 2006, we incurred $15,000 of losses related to our Swaps that was recorded as an addition to interest expense. For the three months ended March 31, 2005, we generated $410,000 of savings related to our Swaps that was recorded as a reduction of interest expense.

     The provision for depreciation increased primarily as a result of additional investments in properties owned directly by us. See the discussion of investing activities in “Liquidity and Capital Resources” above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation will change accordingly.
     General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three months ended March 31, 2006, were 7.94% as compared with 5.87% for the same period in 2005. Approximately $1,690,000 of the increase from 2005 to 2006 relates directly to the adoption of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, on January 1, 2006. Effective with the adoption of Statement No. 123(R), we began recognizing stock-based compensation cost to the date the awards become fully vested or to the retirement eligible date, if sooner. We expect that the adoption of Statement No. 123(R) will increase compensation cost by approximately $1,287,000 for 2006 as a result of amortizing share based awards to the retirement eligible date. See Note K to our unaudited consolidated financial statements for additional information. The remaining increase from 2005 is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.
     Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. The change in loan expense is primarily due to the net effect of issuances and redemptions of senior unsecured notes subsequent to March 31, 2005. In April 2005, we issued $250,000,000 of 5.875% senior unsecured notes due May 2015. In May 2005, we redeemed all of our outstanding $50,000,000 8.17% senior unsecured notes due March 2006, we completed a public tender offer for $57,670,000 of our outstanding $100,000,000 7.625% senior unsecured notes due March 2008, and we redeemed $122,500,000 of our outstanding $175,000,000 7.5% senior unsecured notes due August 2007. In November 2005, we issued $300,000,000 of 6.2% senior unsecured notes due June 2016.
     The provision for loan losses is consistent with the prior year. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed below in “Critical Accounting Policies.”
     Other items were comprised of the following (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2006	Mar. 31, 2005	$	%
Gain (loss) on sales of properties	$1,553	$(110)	$1,663	n/a
Discontinued operations, net	270	608	(338)	-56%
Preferred dividends	(5,333)	(5,436)	103	-2%

Totals	$(3,510)	$(4,938)	$1,428	-29%

     Three assisted living facilities and one skilled nursing facility were held for sale as of March 31, 2006. We did not recognize an impairment loss on these assets as the fair value less estimated costs to sell exceeded our carrying values. During the three months ended March 31, 2006, we sold one assisted living facility, one skilled nursing facility and one parcel of land with carrying values of $15,393,000 for a net gain of $1,553,000. These properties generated $270,000 of income after deducting depreciation and interest expense from rental revenue for the three months ended March 31, 2006. All properties sold subsequent to January 1, 2005 and held for sale at March 31, 2006 generated $608,000 of income after deducting depreciation and interest expense from rental revenue for the three months ended March 31, 2005. Please refer to Note F of our unaudited consolidated financial statements for further discussion.
     The decrease in preferred stock dividends is due to a decrease in average outstanding preferred shares as a result of conversions of Series E Cumulative Convertible and Redeemable Preferred Stock into common stock subsequent to March 31, 2005.

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
     In April 2002, the Financial Accounting Standards Board issued Statement No. 145 that requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. We adopted the standard effective January 1, 2003 and have properly reflected the losses on extinguishment of debt of $18,448,000, or $0.34 per diluted share, and $3,036,000, or $0.05 per diluted share, for the three months ended June 30, 2005 and December 31, 2005, respectively. These charges have not been added back for the calculations of FFO, FAD or EBITDA.
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
     FFO, FAD and EBITDA are financial measures that are widely used by investors, equity and debt analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. Management uses these financial measures to facilitate internal and external comparisons to our historical operating results and in making operating decisions. Additionally, FFO and FAD are utilized by the Board of Directors to evaluate management. FFO, FAD and EBITDA do not represent net income or cash flow provided from operating activities as determined in accordance with U.S. GAAP and should not be considered as alternative measures of profitability or liquidity. Finally, FFO, FAD and EBITDA, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts or other companies.

     The table below reflects the reconciliation of FFO to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation includes provision for depreciation from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31
	2005	2005	2005	2005	2006

FFO Reconciliation:
Net income (loss) available to common stockholders	$17,803	$(1,606)	$19,908	$26,587	$19,645
Provision for depreciation	20,396	21,009	22,067	21,355	23,262
Loss (gain) on sales of properties	110	24		(3,361)	(1,553)

Funds from operations	$38,309	$19,427	$41,975	$44,581	$41,354

Average common shares outstanding:
Basic	52,963	53,429	54,038	55,992	58,178
Diluted — for net income (loss) purposes	53,454	53,429	54,359	56,368	58,535
Diluted — for FFO purposes	53,454	53,765	54,359	56,368	58,535

Per share data:
Net income (loss) available to common stockholders
Basic	$0.34	$(0.03)	$0.37	$0.47	$0.34
Diluted	0.33	(0.03)	0.37	0.47	0.34

Funds from operations
Basic	$0.72	$0.36	$0.78	$0.80	$0.71
Diluted	0.72	0.36	0.77	0.79	0.71
     The table below reflects the reconciliation of FAD to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation includes provision for depreciation from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31
	2005	2005	2005	2005	2006

FAD Reconciliation:
Net income (loss) available to common stockholders	$17,803	$(1,606)	$19,908	$26,587	$19,645
Provision for depreciation	20,396	21,009	22,067	21,355	23,262
Loss (gain) on sales of properties	110	24		(3,361)	(1,553)
Gross straight-line rental income	(3,707)	(3,536)	(2,950)	(2,949)	(2,400)
Prepaid/straight-line rent receipts	852	2,360	2,832	7,825	10,310

Funds available for distribution	$35,454	$18,251	$41,857	$49,457	$49,264

Average common shares outstanding:
Basic	52,963	53,429	54,038	55,992	58,178
Diluted — for net income (loss) purposes	53,454	53,429	54,359	56,368	58,535
Diluted — for FAD purposes	53,454	53,765	54,359	56,368	58,535

Per share data:
Net income (loss) available to common stockholders
Basic	$0.34	$(0.03)	$0.37	$0.47	$0.34
Diluted	0.33	(0.03)	0.37	0.47	0.34

Funds available for distribution
Basic	$0.67	$0.34	$0.77	$0.88	$0.85
Diluted	0.66	0.34	0.77	0.88	0.84

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation and interest expense includes provision for depreciation and interest expense from discontinued operations. Amortization represents the amount reflected on our consolidated statement of cash flows for non-cash expenses accounted for in accordance with U.S. GAAP and includes amortization of stock-based compensation, deferred loan expenses and other items. Dollars are in thousands.

	Three Months Ended
	March 31		June 30		September 30		December 31		March 31
	2005		2005		2005		2005		2006

EBITDA Reconciliation:
Net income	$23,239		$3,830		$25,297		$31,921		$24,978
Interest expense	19,645		19,986		21,624		21,369		24,238
Provision for depreciation	20,396		21,009		22,067		21,355		23,262
Amortization	1,042		2,314		911		708		3,207

EBITDA	$64,322		$47,139		$69,899		$75,353		$75,685

Interest Coverage Ratio:
Interest expense	$19,645		$19,986		$21,624		$21,369		$24,238
Capitalized interest	265		348		12		39		202

Total interest	19,910		20,334		21,636		21,408		24,440
EBITDA	$64,322		$47,139		$69,899		$75,353		$75,685

Interest coverage ratio	3.23	x	2.32	x	3.23	x	3.52	x	3.10	x

Fixed Charge Coverage Ratio:
Total interest	$19,910		$20,334		$21,636		$21,408		$24,440
Preferred dividends	5,436		5,436		5,389		5,334		5,333

Total fixed charges	25,346		25,770		27,025		26,742		29,773
EBITDA	$64,322		$47,139		$69,899		$75,353		$75,685

Fixed charge coverage ratio	2.54	x	1.83	x	2.59	x	2.82	x	2.54	x

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
     Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for further information on significant accounting policies that impact us. There have been no material changes to these policies in 2006.
     We adopted Statement of Financial Accounting Standards No. 123(R) on January 1, 2006. See Note K to our unaudited consolidated financial statements for additional information.
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

For the three months ended March 31, 2006, we recorded $250,000 as provision for loan losses, resulting in an allowance for loan losses of $6,711,000 relating to loans with outstanding balances of $32,285,000 at March 31, 2006. Also at March 31, 2006, we had loans with outstanding balances of $15,659,000 on non-accrual status.

Nature of Critical	Assumptions/Approach
Accounting Estimate	Used
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

For the three months ended March 31, 2006, we recorded $18,914,000 and $4,348,000 as provision for depreciation relating to buildings and improvements, respectively. The average useful life of our buildings and improvements was 33.1 years and 10.3 years, respectively, for the three months ended March 31, 2006.
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

We did not record any impairment charges for the three months ended March 31, 2006.
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
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At March 31, 2006, we participated in two interest rate swap agreements related to our long-term debt. At March 31, 2006, the swaps were reported at their fair value as a $651,000 other liability. For the three months ended March 31, 2006, we incurred $15,000 of losses related to our swaps that was recorded as an addition to interest expense.

Nature of Critical	Assumptions/Approach
Accounting Estimate	Used
Revenue Recognition

Revenue is recorded in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended (“SAB101”). SAB101 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility. If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risk. Our standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.
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

For the three months ended March 31, 2006, we recognized $4,262,000 of interest income and $73,459,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $10,310,000 as compared to gross straight-line rental income recognized of $2,400,000 for the three months ended March 31, 2006. At March 31, 2006, our straight-line receivable balance was $56,440,000. Also at March 31, 2006, we had loans with outstanding balances of $15,659,000 on non-accrual status.
Forward-Looking Statements and Risk Factors
     This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of our portfolio; the performance of our operators and properties; our ability to enter into agreements with new viable tenants for properties that we take back from financially troubled tenants, if any; our ability to make distributions; our policies and plans regarding investments, financings and other matters; our tax status as a real estate investment trust; our ability to appropriately balance the use of debt and equity; our ability to access capital markets or other sources of funds; and our ability to meet our earnings guidance. When we use words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including prevailing interest rates; serious issues facing the health care industry, including compliance with and changes to regulations and payment policies and operators’ difficulty in obtaining and maintaining adequate liability and other insurance; changes in financing terms available to us; competition within the health care and senior housing industries; changes in federal, state and local legislation; negative developments in the operating results or financial condition of operators, including, but not limited to, their ability to pay rent and repay loans; our ability to transition or sell underperforming facilities with a profitable result; inaccuracies in any of our assumptions; operator bankruptcies; government regulations affecting Medicare and Medicaid reimbursement rates; liability claims and insurance costs for our operators; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting our properties; delays in reinvestment of sales proceeds; changes in rules or practices governing our financial reporting; and structure related factors, including REIT qualification, anti-takeover provisions and key management personnel. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2005, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. This section is presented to provide a discussion of the risks associated with potential fluctuations in interest rates.
     We historically borrow on our unsecured lines of credit arrangements to acquire, construct or make loans relating to health care and senior housing properties. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under the unsecured lines of credit arrangements.
     A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $35,175,000 at March 31, 2006 ($26,667,000 at March 31, 2005). Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets.
     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At March 31, 2006, the Swaps were reported at their fair value as a $651,000 other liability ($1,890,000 other asset at March 31, 2005). A 1% increase in interest rates would result in a decrease in fair value of our Swaps by approximately $6,328,000 at March 31, 2006 ($7,226,000 at March 31, 2005). Assuming no changes in the notional amount of $100,000,000 of our Swaps, a 1% increase in interest rates would result in increased annual interest expense of $1,000,000.
     Our variable rate debt, including our unsecured lines of credit arrangements, is reflected at fair value. At March 31, 2006, we had $201,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $2,010,000. At March 31, 2005, we had $163,500,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $1,635,000.
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
Item 4. Controls and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission (“SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the Plans or
Period	Purchased (1)	Paid Per Share	Plans or Programs (2)	Programs
January 1, 2006 through January 31, 2006	18,301	$36.23
February 1, 2006 through February 28, 2006
March 1, 2006 through March 31, 2006

Totals	18,301	$36.23

(1)	During the three months ended March 31, 2006, the only securities purchased by the Company were shares of common stock held by employees who tendered owned shares to satisfy the tax withholding on the lapse of certain restrictions on restricted stock.

(2)	No shares were purchased as part of publicly announced plans or programs.
Item 6. Exhibits
10.1	Amended and Restated Employment Agreement, effective March 17, 2006, by and between Health Care REIT, Inc. and Scott A. Estes.

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HEALTH CARE REIT, INC.

Date: May 10, 2006	By:	/s/ George L. Chapman

George L. Chapman,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2006	By:	/s/ Scott A. Estes

Scott A. Estes,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2006	By:	/s/ Paul D. Nungester, Jr.

Paul D. Nungester, Jr.,
Vice President and Controller
(Principal Accounting Officer)