Form 10-Q
period 2006-06-30
HEALTH CARE REIT INC /DE/
filed 2006-07-28
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     As of July 21, 2006, the registrant had 62,683,909 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	June 30	December 31
	2006	2005
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned
Land	$270,810	$261,236
Buildings & improvements	2,758,358	2,659,746
Real property held for sale, net of accumulated depreciation	0	11,912
Construction in progress	75,822	3,906

	3,104,990	2,936,800
Less accumulated depreciation	(317,869)	(274,875)

Total real property owned	2,787,121	2,661,925
Loans receivable	178,282	194,054
Less allowance for losses on loans receivable	(6,961)	(6,461)

	171,321	187,593

Net real estate investments	2,958,442	2,849,518
Other assets:
Equity investments	5,070	2,970
Deferred loan expenses	11,523	12,228
Cash and cash equivalents	15,200	36,237
Receivables and other assets	71,877	71,211

	103,670	122,646

Total assets	$3,062,112	$2,972,164

Liabilities and stockholders’ equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$146,000	$195,000
Senior unsecured notes	1,193,355	1,198,278
Secured debt	131,178	107,540
Accrued expenses and other liabilities	45,641	40,590

Total liabilities	1,516,174	1,541,408

Stockholders’ equity:
Preferred stock, $1.00 par value:	276,875	276,875
Authorized - 25,000,000 shares
Issued and outstanding - 11,074,989 shares at June 30, 2006 and 11,074,989 shares at December 31, 2005 at liquidation preference
Common stock, $1.00 par value:	62,446	58,050
Authorized - 125,000,000 shares
Issued - 62,597,399 shares at June 30, 2006 and 58,182,592 shares at December 31, 2005
Outstanding - 62,521,163 shares at June 30, 2006 and 58,124,657 shares at December 31, 2005
Capital in excess of par value	1,450,531	1,306,471
Treasury stock	(2,714)	(2,054)
Cumulative net income	883,082	830,103
Cumulative dividends	(1,125,810)	(1,039,032)
Accumulated other comprehensive income	0	0
Other equity	1,528	343

Total stockholders’ equity	1,545,938	1,430,756

Total liabilities and stockholders’ equity	$3,062,112	$2,972,164

NOTE: The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In thousands, except per share data)
Revenues:
Rental income	$74,031	$59,577	$146,817	$118,371
Interest income	4,480	5,269	8,742	10,252
Transaction fees and other income	1,665	547	2,030	1,970

	80,176	65,393	157,589	130,593

Expenses:
Interest expense	23,058	19,073	47,101	37,770
Provision for depreciation	24,131	19,309	47,183	37,890
General and administrative	5,089	4,337	11,291	8,355
Loan expense	707	673	1,418	1,535
Loss on extinguishment of debt	0	18,448	0	18,448
Provision for loan losses	250	300	500	600

	53,235	62,140	107,493	104,598

Income from continuing operations	26,941	3,253	50,096	25,995

Discontinued operations:
Net gain (loss) on sales of properties	929	(24)	2,482	(134)
Income from discontinued operations, net	131	601	401	1,209

	1,060	577	2,883	1,075

Net income	28,001	3,830	52,979	27,070

Preferred stock dividends	5,333	5,436	10,666	10,872

Net income (loss) available to common stockholders	$22,668	$(1,606)	$42,313	$16,198

Average number of common shares outstanding:
Basic	61,548	53,429	59,871	53,207
Diluted	61,868	53,429	60,201	53,616

Earnings per share:
Basic:
Income (loss) from continuing operations available to common stockholders	$0.35	$(0.04)	$0.66	$0.28
Discontinued operations, net	0.02	0.01	0.05	0.02

Net income (loss) available to common stockholders	$0.37	$(0.03)	$0.71	$0.30

Diluted:
Income (loss) from continuing operations available to common stockholders	$0.35	$(0.04)	$0.65	$0.28
Discontinued operations, net	0.02	0.01	0.05	0.02

Net income (loss) available to common stockholders	$0.37	$(0.03)	$0.70	$0.30

Dividends declared and paid per common share	$0.64	$0.62	$1.26	$1.22
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Six Months Ended June 30, 2006
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands)
Balances at beginning of period	$276,875	$58,050	$1,306,471	$(2,054)	$830,103	$(1,039,032)	$0	$343	$1,430,756
Comprehensive income:
Net income					52,979				52,979
Other comprehensive income:
Unrealized gain (loss) on equity investments									0

Total comprehensive income									52,979

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		1,173	38,027	(660)				(19)	38,521
Proceeds from issuance of common shares		3,223	106,554						109,777
SFAS123(R) reclassification			(521)					521	0
Compensation expense related to stock options								683	683
Cash dividends paid:
Common stock-$1.26 per share						(76,112)			(76,112)
Preferred stock, Series D-$0.984 per share						(3,938)			(3,938)
Preferred stock, Series E-$0.75 per share						(56)			(56)
Preferred stock, Series F-$0.953 per share						(6,672)			(6,672)

Balances at end of period	$276,875	$62,446	$1,450,531	$(2,714)	$883,082	$(1,125,810)	$0	$1,528	$1,545,938

	Six Months Ended June 30, 2005
							Accumulated
			Capital In				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
				(In thousands)
Balances at beginning of period	$283,751	$52,860	$1,139,723	$(1,286)	$745,817	$(884,890)	$1	$(697)	$1,335,279
Comprehensive income:
Net income					27,070				27,070
Other comprehensive income:
Unrealized gain (loss) on equity investments									0

Total comprehensive income									27,070

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		912	26,511	(480)					26,943
Restricted stock amortization								368	368
Compensation expense related to stock options								265	265
Cash dividends paid:
Common stock-$1.22 per share						(65,088)			(65,088)
Preferred stock, Series D-$0.984 per share						(3,937)			(3,937)
Preferred stock, Series E-$0.75 per share						(263)			(263)
Preferred stock, Series F-$0.953 per share						(6,672)			(6,672)

Balances at end of period	$283,751	$53,772	$1,166,234	$(1,766)	$772,887	$(960,850)	$1	$(64)	$1,313,965

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Six Months Ended
	June 30
	2006	2005
	(In thousands)
Operating activities
Net income	$52,979	$27,070
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for depreciation	47,392	41,405
Amortization	1,418	2,724
Provision for loan losses	500	600
Stock-based compensation expense	3,351	632
Rental income less than (in excess of) cash received	8,404	(4,032)
(Gain) loss on sales of properties	(2,482)	134
Increase (decrease) in accrued expenses and other liabilities	4,972	(3,267)
Decrease (increase) in receivables and other assets	(15,571)	904

Net cash provided from (used in) operating activities	100,963	66,170

Investing activities
Investment in real property	(177,584)	(215,907)
Investment in loans receivable	(13,360)	(23,076)
Investment in equity securities	(2,100)	0
Principal collected on loans receivable	31,551	31,723
Proceeds from sales of properties	31,478	9,900
Other	(374)	177

Net cash provided from (used in) investing activities	(130,389)	(197,183)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	(49,000)	167,000
Proceeds from issuance of senior notes	0	250,000
Principal payments on senior notes	0	(230,170)
Principal payments on secured debt	(1,411)	(7,039)
Net proceeds from the issuance of common stock	146,290	27,423
Decrease (increase) in deferred loan expense	(712)	(4,937)
Cash distributions to stockholders	(86,778)	(75,960)

Net cash provided from (used in) financing activities	8,389	126,317

Increase (decrease) in cash and cash equivalents	(21,037)	(4,696)
Cash and cash equivalents at beginning of period	36,237	19,763

Cash and cash equivalents at end of period	$15,200	$15,067

Supplemental cash flow information-interest paid	$46,945	$42,787

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily an indication of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE B — Real Estate Investments
     During the six months ended June 30, 2006, we invested $177,584,000 of cash in real property (including $70,296,000 of advances for construction in progress) and provided cash loan financings of $13,360,000. In addition, real property acquisitions included the assumption of debt totaling $25,049,000. As of June 30, 2006, we had $260,139,000 of unfunded construction commitments relating to existing construction in progress projects. Also during the six months ended June 30, 2006, we sold real property generating $31,478,000 of net cash proceeds and collected $31,551,000 of cash as repayment of principal on loans receivable.
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
     On May 19, 2006, we paid a dividend of $0.64 per share to stockholders of record on April 28, 2006. This dividend related to the period from January 1, 2006 through March 31, 2006.
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
     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement No. 133, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At June 30, 2006, the Swaps were reported at their fair value as a $2,635,000 other liability ($2,211,000 other asset at December 31, 2005). For the three and six months ended June 30, 2006, we incurred $56,000 and $71,000, respectively, of losses related to the Swaps that was recorded as an addition to interest expense. For the three and six months ended June 30, 2005, we generated $367,000 and $777,000, respectively, of savings related to the Swaps that was recorded as a reduction in interest expense.

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
NOTE F — Discontinued Operations
     During the six months ended June 30, 2006, we sold four assisted living facilities, two skilled nursing facilities and two parcels of land with carrying values of $31,664,000 for a net gain of $2,482,000. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the income and expenses attributable to all properties sold to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Revenues:
Rental income	$160	$3,214	$834	$6,586

Expenses:
Interest expense	29	913	224	1,861
Provision for depreciation	0	1,700	209	3,516

Income from discontinued operations, net	$131	$601	$401	$1,209

NOTE G — Contingent Liabilities
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At June 30, 2006, our obligation under the letter of credit was $2,450,000.
     As of June 30, 2006, we had $260,139,000 of unfunded construction commitments.
NOTE H — Accumulated Other Comprehensive Income
     Accumulated other comprehensive income includes unrealized gains or losses on our equity investments. This item is included as a component of stockholders’ equity. We did not recognize any comprehensive income other than the recorded net income for the three or six months ended June 30, 2006 or 2005.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE I — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share — net income (loss) available to common stockholders	$22,668	$(1,606)	$42,313	$16,198

Denominator for basic earnings per share — weighted average shares	61,548	53,429	59,871	53,207
Effect of dilutive securities:
Employee stock options	58	0	68	211
Non-vested restricted shares	262	0	262	198

Dilutive potential common shares	320	0	330	409

Denominator for diluted earnings per share — adjusted weighted average shares	61,868	53,429	60,201	53,616

Basic earnings (loss) per share	$0.37	$(0.03)	$0.71	$0.30

Diluted earnings (loss) per share	$0.37	$(0.03)	$0.70	$0.30

     The diluted earnings per share calculation excludes the dilutive effect of 267,000 stock options for both the three and six months ended June 30, 2006, because the exercise prices were greater than the average market price. The diluted earnings per share calculation excludes the dilutive effect of 138,000 stock options and 198,000 non-vested restricted shares for the three months ended June 30, 2005 because of the net loss to common stockholders. The diluted earnings per share calculation excludes the dilutive effect of 173,000 and 112,000 stock options for the three and six months ended June 30, 2005, respectively, because the exercise prices were greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock was not included in these calculations as the effect of the conversion into common stock was anti-dilutive for the periods presented.
NOTE J — Other Equity
     Other equity consists of the following (in thousands):

	June 30	December 31
	2006	2005

Accumulated compensation expense related to stock options	$1,528	$864
Unamortized restricted stock	0	(521)

	$1,528	$343

     Unamortized restricted stock at December 31, 2005 represents the unamortized value of restricted stock granted to key employees and directors prior to January 1, 2003. Pursuant to the provisions of Statement No. 123(R) adopted on January 1, 2006, the unamortized restricted stock balance of $521,000 was reclassified to capital in excess of par value. Expense, which is recognized as the restricted shares vest based on the market value at the date of the award, totaled $647,000 and $2,669,000 for the three and six months ended June 30, 2006, respectively, and $184,000 and $368,000 for the three and six months ended June 30, 2005, respectively. See Note K for further discussion.
     Accumulated option compensation expense represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $192,000 and $683,000 for the three and six months ended June 30, 2006, respectively, and $132,000 and $265,000 for the same periods in 2005.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE K — Stock Incentive Plans
     Our 2005 Long-Term Incentive Plan authorizes up to 2,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan continue to vest through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options and restricted shares range from three years for directors to five years for officers and key employees. Options expire ten years from the date of grant.
Impact of the Adoption of Statement No. 123(R)
     We adopted the fair value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, we use the Black-Scholes-Merton option pricing model to estimate the value of stock option grants and expect to continue to use this acceptable option valuation model. Because we adopted Statement No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date of Statement No. 123), compensation cost for some previously granted awards that were not recognized under Statement No. 123 will now be recognized effective with the adoption of Statement No. 123(R) on January 1, 2006. In addition, we previously amortized compensation cost for share based payments to the date that the awards became fully vested or to the expected retirement date, if sooner. Effective with the adoption of Statement No. 123(R), we began recognizing compensation cost to the date the awards become fully vested or to the retirement eligible date, if sooner, which totaled $1,690,000 for the six months ended June 30, 2006. We expect that the adoption of Statement No. 123(R) will increase compensation cost by approximately $1,287,000 for the full year 2006 as a result of amortizing share based awards to the retirement eligible date.
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

Dividend yield (1)	0.00% - 6.79%	0.00%
Expected volatility	20.3%	22.8%
Risk-free interest rate	4.35%	4.25%
Expected life (in years)	5	7
Weighted-average fair value (1)	$5.26	$12.48

(1)	Certain of the options granted to employees in 2006 include dividend equivalent rights. The fair value of these options are calculated based on the above assumptions and then adjusted for the present value of estimated dividend payments over the expected life of the options. Options granted to employees in 2005 include dividend equivalent rights. These options are assumed to have a dividend yield of 0% for purposes of the Black-Scholes-Merton option pricing model and result in higher fair values than options without dividend equivalent rights.
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Option Award Activity
     The following table summarizes information about stock option activity for the six months ended June 30, 2006:

	Number of	Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining Contract	Intrinsic
Stock Options	(000’s)	Exercise Price	Life (years)	Value ($000's)
Options at beginning of year	685	$26.87	6.3
Options granted	155	36.50
Options exercised	(148)	21.51
Options terminated	0

Options at end of period	692	$30.18	7.5	$3,322

Options exercisable at end of period	183	$25.11	5.5	$1,805
Weighted average fair value of options granted during the period		$5.26
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at June 30, 2006. During the three and six months ended June 30, 2006 the aggregate intrinsic value of options exercised under our stock incentive plans was $286,000 and $2,111,000, respectively, determined as of the date of option exercise. During the three and six months ended June 30, 2005, the aggregate intrinsic value of options exercised under our stock incentive plans was $1,591,000 and $3,481,000, respectively, determined as of the date of option exercise. Cash received from option exercises under our stock incentive plans for the three and six months ended June 30, 2006 was $958,000 and $3,190,000, respectively. Cash received from option exercises under our stock incentive plans for the three and six months ended June 30, 2005 was $2,611,000 and $5,846,000, respectively.
     As of June 30, 2006, there was approximately $2,646,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of June 30, 2006, there was approximately $6,267,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.
     The following table summarizes information about non-vested stock incentive awards as of June 30, 2006 and changes for the six months ended June 30, 2006:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value
Non-vested at December 31, 2005	428	$5.36	222	$31.56
Vested	(105)	5.23	(58)	30.72
Granted	155	5.26	98	36.51
Terminated	0		0

Non-vested at June 30, 2006	478	$5.35	262	$33.59

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Numerator:
Net income (loss) available to common stockholders — as reported	$(1,606)	$16,198
Deduct: Additional stock-based employee compensation expense determined under fair value based method for all awards	45	91

Net income (loss) available to common stockholders — pro forma	$(1,651)	$16,107

Denominator:
Basic weighted average shares — as reported and pro forma	53,429	53,207
Effect of dilutive securities:
Employee stock options — pro forma	0	357
Non-vested restricted shares	0	198

Dilutive potential common shares	0	555

Diluted weighted average shares — pro forma	53,429	53,762

Net income (loss) available to common stockholders per share — as reported
Basic	$(0.03)	$0.30

Diluted	$(0.03)	$0.30

Net income (loss) available to common stockholders per share — pro forma
Basic	$(0.03)	$0.30

Diluted	$(0.03)	$0.30

NOTE L — Subsequent Events
     We closed on a $700,000,000 unsecured revolving credit facility to replace our $500,000,000 facility which was scheduled to mature in June 2008. Among other things, the new facility provides us with additional financial flexibility and borrowing capacity, extends our agreement to July 2009 and adds two new lenders to the bank group in addition to commitment increases by eight of the ten existing lenders.

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
Executive Overview
Business
     Health Care REIT, Inc. is a self-administered, equity real estate investment trust that invests in health care and senior housing properties. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of June 30, 2006:

	Investments(1)	Percentage of	Revenues(2)	Percentage of	Number of	Number of	Investment per	Number of	Number of
Type of Facility	(in thousands)	Investments	(in thousands)	Revenues	Facilities	Beds/Units	Bed/Unit(3)	Operators(4)	States(4)
Independent living/CCRCs	$447,825	15%	$18,695	12%	35	4,961	$111,945	15	17
Assisted living facilities	984,600	33%	58,119	37%	203	12,597	88,795	24	33
Skilled nursing facilities	1,340,106	45%	72,540	46%	213	28,876	47,055	23	29
Specialty care facilities	195,322	7%	9,069	5%	13	1,248	156,508	6	7

Totals	$2,967,853	100%	$158,423	100%	464	47,682

(1)	Investments include gross real estate investments and credit enhancements which amounted to $2,965,403,000 and $2,450,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the six months ended June 30, 2006.

(3)	Investment per Bed/Unit was computed by using the total investment amount of $3,227,992,000 which includes gross real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $2,965,403,000, $2,450,000 and $260,139,000, respectively.

(4)	We have investments in properties located in 37 states and managed by 57 different operators.
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
     In addition to our asset management and research efforts, we also structure our investments to help mitigate payment risk. We typically limit our investments to no more than 90% of the appraised value of a property. Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates. As of June 30, 2006, 88% of our real property was subject to master leases.
     For the six months ended June 30, 2006, rental income and interest income represented 93% and 6%, respectively, of total gross revenues (including revenues from discontinued operations). Our standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. During the six months ended June 30, 2006, we completed $220,033,000 of gross new investments and had $52,905,000 of investment payoffs, resulting in net investments of $167,128,000. We increased our investment guidance to a range of $525,000,000 to $600,000,000 from $450,000,000 to $550,000,000. The increase is due to an increase in expected acquisitions and advances to existing assets to $350,000,000 from $300,000,000 and an increase in expected development fundings to a range of $175,000,000 to $250,000,000 from $150,000,000 to $250,000,000. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $100,000,000 to $150,000,000 resulting in net new investments of $375,000,000 to $500,000,000 during 2006. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on hand, we expect to borrow under our unsecured lines of credit arrangements. At June 30, 2006, we had $15,200,000 of cash and cash equivalents and $394,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.
Key Transactions in 2006
     We have completed the following key transactions to date in 2006:
•	our Board of Directors increased our quarterly dividend to $0.64 per share, which represents a two cent increase from the quarterly dividend of $0.62 paid for 2005. The dividend declared for the quarter ended June 30, 2006 represents the 141st consecutive dividend payment;

•	we completed $220,033,000 of gross investments and had $52,905,000 of investment payoffs during the six months ended June 30, 2006;

•	we completed a public offering of 3,222,800 shares of common stock with net proceeds to the company of approximately $109,777,000 in April 2006;

•	we extended our $40,000,000 unsecured line of credit which matured in May 2006 to May 2007 and reduced pricing by 40 basis points; and

•	we closed on a $700,000,000 unsecured revolving credit facility to replace our $500,000,000 facility which was scheduled to mature in June 2008. Among other things, the new facility provides us with additional financial flexibility and borrowing capacity, extends our agreement to July 2009 and adds two new lenders to the bank group in addition to commitment increases by eight of the ten existing lenders.
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

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30
	2005	2005	2005	2005	2006	2006
Net income (loss) available to common stockholders	$17,803	$(1,606)	$19,908	$26,587	$19,645	$22,668
Funds from operations	38,309	19,427	41,975	44,581	41,354	45,870
Funds available for distribution	35,454	18,251	41,857	49,457	49,264	46,364

Per share data (fully diluted):
Net income (loss) available to common stockholders	$0.33	$(0.03)	$0.37	$0.47	$0.34	$0.37
Funds from operations	0.72	0.36	0.77	0.79	0.71	0.74
Funds available for distribution	0.66	0.34	0.77	0.88	0.84	0.75
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

	March 31	June 30	September 30	December 31	March 31	June 30
	2005	2005	2005	2005	2006	2006
Asset mix:
Real property	90%	91%	91%	93%	94%	94%
Loans receivable	10%	9%	9%	7%	6%	6%

Investment mix:
Independent living/CCRCs (1)				15%	15%	15%
Assisted living facilities	55%	51%	50%	34%	33%	33%
Skilled nursing facilities	39%	42%	42%	44%	45%	45%
Specialty care facilities	6%	7%	8%	7%	7%	7%

Operator mix:
Emeritus Corporation	15%	14%	14%	13%	12%	12%
Brookdale Senior Living Inc. (2)					10%	10%
Life Care Centers of America, Inc.				7%	7%	8%
Merrill Gardens L.L.C.				7%	7%	7%
Tara Cares, LLC						6%
Delta Health Group, Inc.	7%	7%	7%		6%
Southern Assisted Living, Inc. (2)	8%	8%	8%	7%
Commonwealth Communities Holdings LLC	8%	7%	7%	7%
Home Quality Management, Inc.	7%	7%	6%
Remaining operators	55%	57%	58%	59%	58%	57%

Geographic mix:
Florida	15%	15%	15%	14%	14%	14%
Massachusetts	15%	14%	13%	13%	12%	11%
Ohio	6%	6%	6%		9%	9%
Texas		9%	8%	8%	8%	8%
North Carolina	8%	7%	7%	8%	7%	7%
California				7%
Tennessee	6%
Remaining states	50%	49%	51%	50%	50%	51%

(1)	As a result of our significant independent living/continuing care retirement community acquisitions in the fourth quarter of 2005, we began to separately disclose this facility classification in our portfolio reporting. We adopted the National Investment Center definitions and reclassified certain of our existing facilities to this classification.

(2)	In September 2005, Alterra Healthcare Corporation, one of our tenants, became an indirect wholly-owned subsidiary of Brookdale Senior Living Inc. as a result of Brookdale’s merger with FEBC-ALT Investors LLC. In April 2006, Brookdale completed the acquisition of Southern Assisted Living, Inc.

     Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to book capitalization and debt to market capitalization. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt. The coverage ratios indicate our ability to service interest and fixed charges (interest, secured debt principal amortization and preferred dividends). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain investment grade ratings with Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is discussed in further detail, and reconciled to net income, below in “Non-GAAP Financial Measures.” Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Three Months Ended
	March 31		June 30		September 30		December 31		March 31		June 30
	2005		2005		2005		2005		2006		2006
Debt to book capitalization ratio	48%		51%		51%		51%		52%		49%
Debt to market capitalization ratio	38%		37%		37%		40%		38%		37%

Interest coverage ratio	3.21	x	2.31	x	3.22	x	3.52	x	2.99	x	3.16	x
Fixed charge coverage ratio	2.46	x	1.78	x	2.51	x	2.75	x	2.41	x	2.52	x
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
Portfolio Update
     Payment coverages in our portfolio continue to remain strong. Our overall payment coverage is at 1.93 times and represents an increase of three basis points from the prior year. The table below reflects our recent historical trends of portfolio coverages. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of facilities’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of earnings before interest, taxes, depreciation, amortization, and rent (but after imputed management fees) to contractual rent or interest due us.

	March 31, 2005		March 31, 2006
	CBMF	CAMF	CBMF	CAMF
Independent living/CCRCs (1)			1.47x	1.25x
Assisted living facilities	1.49x	1.27x	1.53x	1.31x
Skilled nursing facilities	2.18x	1.65x	2.16x	1.58x
Specialty care facilities	3.46x	2.82x	3.02x	2.42x

Weighted averages	1.90x	1.52x	1.93x	1.51x

(1)	As a result of our significant independent living/continuing care retirement community acquisitions in the fourth quarter of 2005, we began to separately disclose this facility classification in our portfolio reporting. We adopted the National Investment Center definitions and reclassified certain of our existing facilities to this classification.
Corporate Governance
     Maintaining investor confidence and trust has become increasingly important in today’s business environment. Health Care REIT, Inc.’s Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. In March 2004, the Board of Directors adopted its Corporate Governance Guidelines. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on our Web site at www.hcreit.com and from us upon written request sent to the Senior Vice President — Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio 43603-1475.

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
     The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended		Change
	June 30, 2006	June 30, 2005	$	%
Cash and cash equivalents at beginning of period	$36,237	$19,763	$16,474	83%
Cash provided from (used in) operating activities	100,963	66,170	34,793	53%
Cash provided from (used in) investing activities	(130,389)	(197,183)	66,794	-34%
Cash provided from (used in) financing activities	8,389	126,317	(117,928)	-93%

Cash and cash equivalents at end of period	$15,200	$15,067	$133	1%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to an increase in net income. Net income increased primarily due to the impact of the loss on extinguishment of debt recognized during the second quarter of 2005 on the prior year’s net income.
     Net straight-line rental income changed primarily due to a decrease in gross straight-line rental income and increases in cash payments outside normal monthly rental payments. The following is a summary of our straight-line rent (dollars in thousands):

	Six Months Ended		Change
	June 30, 2006	June 30, 2005	$	%
Gross straight-line rental income	$4,616	$7,245	$(2,629)	-36%
Cash receipts due to real property sales	(1,494)	(367)	(1,127)	307%
Prepaid rent receipts	(11,526)	(2,846)	(8,680)	305%

Cash receipts less than (in excess of) rental income	$(8,404)	$4,032	$(12,436)	n/a

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

     Investing Activities. The changes in net cash used in investing activities are primarily attributable to net changes in real property and loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Six Months Ended
	June 30, 2006		June 30, 2005
	Facilities	Amount	Facilities	Amount
Real property acquisitions:
Independent living/CCRCs	1	$6,781
Assisted living facilities	3	26,150	3	$39,620
Skilled nursing facilities	11	87,482	26	123,181
Specialty care facilities			5	51,000
Land parcels		3,274

Total acquisitions	15	123,687	34	213,801
Less: Assumed debt		(25,049)		(15,603)

Cash disbursed for acquisitions		98,638		198,198
Construction in progress cash advances		70,296		4,096
Capital improvements to existing properties		8,650		13,613

Total cash invested in real property		177,584		215,907

Real property dispositions:
Assisted living facilities	4	26,974	2	9,060
Skilled nursing facilities	2	4,017
Land parcels		487		840

Proceeds from real property sales	6	31,478	2	9,900

Net cash investments in real property	9	$146,106	32	$206,007

Advances on loans receivable:
Investments in new loans		$10,601		$10,500
Draws on existing loans		2,759		12,576

Total investments in loans		13,360		23,076

Receipts on loans receivable:
Loan payoffs		21,240		23,494
Principal payments on loans		10,311		8,229

Total principal receipts on loans		31,551		31,723

Net cash advances (receipts) on loans receivable		$(18,191)		$(8,647)

     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our unsecured lines of credit arrangements, principal payments on senior notes, common stock issuances and cash distributions to stockholders.
     For the six months ended June 30, 2006, we had a net decrease of $49,000,000 on our unsecured lines of credit arrangements as compared to a net increase of $167,000,000 for the same period in 2005.
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
     The increase in net proceeds from the issuance of common stock is primarily attributable to our April 2006 offering and common stock issuances related to our dividend reinvestment and stock purchase plan (“DRIP”). In April 2006, we completed a public offering of 3,222,800 shares of common stock with net proceeds to the Company of $109,777.000. During the six months ended June 30, 2006, we issued 960,000 shares of common stock pursuant to our DRIP, which generated net proceeds of approximately $33,323,000. During the six months ended June 30, 2005, we issued 620,000 shares of common stock pursuant to our DRIP, which generated net proceeds of approximately $20,923,000. The remaining difference in common stock issuances is primarily due to issuances pursuant to stock incentive plans.
     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increases in dividends are primarily attributable to increases in outstanding shares of common stock and increases in our annual common stock dividend per share.

     The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2006		June 30, 2005
	Per Share	Amount	Per Share	Amount
Common Stock	$1.260	$76,112	$1.220	$65,088
Series D Preferred Stock	0.984	3,938	0.984	3,937
Series E Preferred Stock	0.750	56	0.750	263
Series F Preferred Stock	0.953	6,672	0.953	6,672

Totals		$86,778		$75,960

Off-Balance Sheet Arrangements
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At June 30, 2006, our obligation under the letter of credit was $2,450,000.
     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on the general trend in interest rates at the applicable dates, our perception of the future volatility of interest rates and our relative levels of variable rate debt and variable rate investments. As of June 30, 2006, we participated in two interest rate swap agreements related to our long-term debt. Our interest rate swaps are discussed below in “Contractual Obligations.”
Contractual Obligations
     The following table summarizes our payment requirements under contractual obligations as of June 30, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter
Unsecured lines of credit arrangements (1)	$540,000	$0	$540,000	$0	$0
Senior unsecured notes (2)	1,194,830		94,830		1,100,000
Secured debt	131,178	1,561	25,363	42,540	61,714
Contractual interest obligations	719,206	54,082	198,938	166,258	299,928
Capital lease obligations	0
Operating lease obligations	13,665	676	2,001	1,857	9,131
Purchase obligations	312,662	19,406	226,510	66,746
Other long-term liabilities	0

Total contractual obligations	$2,911,541	$75,725	$1,087,642	$277,401	$1,470,773

(1)	Unsecured lines of credit arrangements reflected at 100% capacity.

(2)	Senior unsecured notes represent principal amounts due and do not reflect unamortized premiums/discounts or the fair value of interest-rate swap agreements as reflected on the balance sheet.
     At June 30, 2006, we had an unsecured credit arrangement with a consortium of ten banks providing for a revolving line of credit (“revolving credit”) in the amount of $500,000,000, which was scheduled to expire on June 22, 2008. The agreement specified that borrowings under the revolving credit were subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (6.132% at June 30, 2006). The applicable margin was based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.9% at June 30, 2006. In addition, we paid a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depended on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.225% at June 30, 2006. We also paid an annual agent’s fee of $50,000. Principal was due upon expiration of the agreement. Subsequent to June 30, 2006, we closed on a $700,000,000 unsecured revolving credit facility to replace our $500,000,000 facility. Among other things, the new facility provides us with additional financial flexibility and borrowing capacity, extends our agreement to July 2009 (with the ability to extend for one year at our discretion if we are in compliance with all covenants) and adds two new lenders to the bank group in addition to commitment increases by eight of the ten existing lenders. The applicable margin remains at 0.9% and the facility fee was reduced to 0.15% based on our current ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services. We have another unsecured line of credit arrangement with a bank for a total of $40,000,000, which expires May 31, 2007. Borrowings under this line of credit are subject to interest at either the bank’s prime rate of interest (8.25% at June 30, 2006) or 0.9% over LIBOR interest rate, at our option. Principal is due upon expiration of the agreement. At June 30, 2006, we had $146,000,000 outstanding under the unsecured lines of credit arrangements and estimated total contractual interest obligations of $16,494,000. Contractual interest obligations are estimated based on the assumption that the balance of $146,000,000 at June 30, 2006 is constant until maturity at interest rates in effect at June 30, 2006.
     We have $1,194,830,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 5.875% to 8.0%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $604,347,000 at June 30, 2006. Additionally, we have mortgage loans totaling $131,178,000, collateralized by owned properties, with fixed annual interest rates ranging from 5.3% to 8.5%, payable monthly. The carrying values of the properties securing the mortgage loans totaled $205,755,000 at June 30, 2006. Total contractual interest obligations on mortgage loans totaled $50,815,000 at June 30, 2006.
     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At June 30, 2006, total contractual interest obligations were estimated to be $47,550,000.
     At June 30, 2006, we had operating lease obligations of $13,665,000 relating to our office space, one assisted living facility and seven skilled nursing facilities.
     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At June 30, 2006, we had outstanding construction financings of $75,822,000 for leased properties and were committed to providing additional financing of approximately $260,139,000 to complete construction. At June 30, 2006, we had contingent purchase obligations totaling $41,319,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property. Additionally, we had an obligation to purchase a skilled nursing facility which was financed by us under a mortgage loan for $11,204,000 at June 30, 2006.
Capital Structure
     As of June 30, 2006, we had stockholders’ equity of $1,545,938,000 and a total outstanding debt balance of $1,470,533,000, which represents a debt to total book capitalization ratio of 49%. Our ratio of debt to market capitalization was 37% at June 30, 2006. For the six months ended June 30, 2006, our interest coverage ratio was 3.08 to 1.00. For the six months ended June 30, 2006, our fixed charge coverage ratio was 2.46 to 1.00. Also, at June 30, 2006, we had $15,200,000 of cash and cash equivalents and $394,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.
     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2006, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured lines of credit arrangements, the ratings on our senior unsecured notes are used to determine the fees and interest payable.
     As of July 28, 2006, our senior unsecured notes were rated Baa3 (positive), BBB- (positive) and BBB- (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. Subsequent to June 30, 2006, Moody‘s revised its outlook on the Company to positive from stable. We plan to manage the Company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
     On May 12, 2006, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of July 21, 2006, we had an effective registration statement on file in connection with our enhanced DRIP program under which we may issue up to 6,314,213 shares of common stock. As of July 21, 2006, 1,989,268 shares of common stock remained available for issuance under this registration statement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured lines of credit arrangements.

Results of Operations
     Net income (loss) available to common stockholders for the three months ended June 30, 2006 totaled $22,668,000, or $0.37 per diluted share, as compared with ($1,606,000), or ($0.03) per diluted share, for the same period in 2005. Net income available to common stockholders for the six months ended June 30, 2006 totaled $42,313,000, or $0.70 per diluted share, as compared with $16,198,000, or $0.30 per diluted share, for the same period in 2005. Net income available to common stockholders increased from the prior year primarily due to an increase in rental income offset by increases in interest expense and provision for depreciation and the recognition of a loss on extinguishment of debt totaling $18,448,000, or $0.34 per diluted share, during the second quarter of 2005. These items are discussed in further detail below.
     FFO for the three months ended June 30, 2006 totaled $45,870,000, or $0.74 per diluted share, as compared with $19,427,000, or $0.36 per diluted share, for the same period in 2005. FAD for the three months ended June 30, 2006 totaled $46,364,000, or $0.75 per diluted share, as compared to $18,251,000, or $0.34 per diluted share, for the same period in 2005. FFO for the six months ended June 30, 2006 totaled $87,223,000, or $1.45 per diluted share, as compared with $57,738,000, or $1.08 per diluted share, for the same period in 2005. FAD for the six months ended June 30, 2006 totaled $95,627,000, or $1.59 per diluted share, as compared to $53,706,000, or $1.00 per diluted share, for the same period in 2005. The increase in FFO is due primarily to an increase in rental income offset by an increase in interest expense and general and administrative expenses and the recognition of the loss on extinguishment of debt during the second quarter of 2005. The increase in FAD is primarily due to the items noted above for FFO and the change in net straight-line rental income. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding FFO and FAD and for reconciliations of FFO and FAD to NICS.
     EBITDA for the three months ended June 30, 2006 totaled $75,938,000, as compared with $47,039,000 for the same period in 2005. Our interest coverage ratio was 3.16 times for the three months ended June 30, 2006 as compared with 2.31 times for the same period in 2005. Our fixed charge coverage ratio was 2.52 times for the three months ended June 30, 2006 as compared with 1.78 times for the same period in 2005. EBITDA for the six months ended June 30, 2006 totaled $149,126,000, as compared with $111,050,000 for the same period in 2005. Our interest coverage ratio was 3.08 times for the six months ended June 30, 2006 as compared with 2.76 times for the same period in 2005. Our fixed charge coverage ratio was 2.46 times for the six months ended June 30, 2006 as compared with 2.12 times for the same period in 2005. The increases in EBITDA are primarily due to the increase in rental income offset by an increase in general and administrative expenses and the recognition of a loss on extinguishment of debt totaling $18,448,000 during the second quarter of 2005. The increases in our coverage ratios are primarily due to the impact of the prior year recognition of a loss on extinguishment of debt. These items are discussed in further detail below. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding EBITDA and a reconciliation of EBITDA to net income.
     Revenues were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2006	June 30, 2005	$	%	June 30, 2006	June 30, 2005	$	%
Rental income	$74,031	$59,577	$14,454	24%	$146,817	$118,371	$28,446	24%
Interest income	4,480	5,269	(789)	-15%	8,742	10,252	(1,510)	-15%
Transaction fees and other income	1,665	547	1,118	204%	2,030	1,970	60	3%

Totals	$80,176	$65,393	$14,783	23%	$157,589	$130,593	$26,996	21%

     The increase in gross revenues is primarily attributable to increased rental income resulting from the acquisitions of new properties from which we receive rent. See the discussion of investing activities in “Liquidity and Capital Resources” above for further information. In addition, our standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. As of June 30, 2006, we had no leases scheduled to expire before March 2009.
     Interest income decreased from 2005 primarily due to a decrease in the balance of outstanding loans. Transaction fees and other income increased for the quarter primarily due to the receipt of $1,041,000 from a warrant position which we held in a private company that was sold during the second quarter of 2006. The prior year included a $750,000 assignment consent fee received in the first quarter of 2005 relating to a payoff which did not occur.

     Expenses were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2006	June 30, 2005	$	%	June 30, 2006	June 30, 2005	$	%
Interest expense	$23,058	$19,073	$3,985	21%	$47,101	$37,770	$9,331	25%
Provision for depreciation	24,131	19,309	4,822	25%	47,183	37,890	9,293	25%
General and administrative	5,089	4,337	752	17%	11,291	8,355	2,936	35%
Loan expense	707	673	34	5%	1,418	1,535	(117)	-8%
Loss on extinguishment of debt		18,448	(18,448)	-100%		18,448	(18,448)	-100%
Provision for loan losses	250	300	(50)	-17%	500	600	(100)	-17%

Totals	$53,235	$62,140	$(8,905)	-14%	$107,493	$104,598	$2,895	3%

     The change in total expenses is primarily attributable to increases in interest expense, the provision for depreciation and general and administrative expense offset by the loss on extinguishment of debt in 2005. The increase in interest expense is primarily due to higher average borrowings offset by lower average borrowing costs.
     The following is a summary of our interest expense (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2006	June 30, 2005	$	%	June 30, 2006	June 30, 2005	$	%
Senior unsecured notes	$19,574	$16,087	$3,487	22%	$39,149	$31,659	$7,490	24%
Secured debt	2,369	3,188	(819)	-26%	4,347	6,287	(1,940)	-31%
Unsecured lines of credit	1,997	1,426	571	40%	4,869	3,076	1,793	58%
Capitalized interest	(909)	(348)	(561)	161%	(1,111)	(614)	(497)	81%
SWAP losses (savings)	56	(367)	423	n/a	71	(777)	848	n/a
Discontinued operations	(29)	(913)	884	-97%	(224)	(1,861)	1,637	-88%

Totals	$23,058	$19,073	$3,985	21%	$47,101	$37,770	$9,331	25%

     The increase in interest expense on senior unsecured notes is due to the net effect and timing of issuances and extinguishments. The following is a summary of our senior unsecured note activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
	Face	Weighted Avg.	Face	Weighted Avg.	Face	Weighted Avg.	Face	Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,194,830	6.566%	$875,000	7.181%	$1,194,830	6.566%	$875,000	7.181%
Debt issued			250,000	5.875%			250,000	5.875%
Debt extinguished			(230,170)	7.677%			(230,170)	7.677%

Ending balance	$1,194,830	6.566%	$894,830	6.689%	$1,194,830	6.566%	$894,830	6.689%

Monthly averages	$1,194,830	6.566%	$976,279	6.881%	$1,194,830	6.566%	$932,874	7.002%

     The increase in interest expense on secured debt is due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our secured debt activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$131,946	7.135%	$169,506	7.489%	$107,540	7.328%	$160,225	7.508%
Debt assumed					25,049	6.315%	15,603	6.888%
Debt extinguished							(5,695)	6.367%
Principal payments	(768)	7.212%	(716)	7.626%	(1,411)	7.292%	(1,343)	7.658%

Ending balance	$131,178	7.135%	$168,790	6.807%	$131,178	7.135%	$168,790	6.807%

Monthly averages	$131,563	7.135%	$169,144	7.488%	$121,176	7.208%	$167,442	7.487%
     The increase in interest expense on unsecured lines of credit arrangements is due primarily to higher average outstanding borrowings and higher average interest rates. The following is a summary of our unsecured lines of credit arrangements (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Balance outstanding at quarter end	$146,000	$318,000	$146,000	$318,000
Maximum amount outstanding at any month end	$146,000	$318,000	$201,000	$318,000
Average amount outstanding (total of daily principal balances divided by days in period)	$111,247	$106,857	$147,605	$123,608
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	7.18%	5.34%	6.60%	4.98%
     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the three and six months ended June 30, 2006 totaled $909,000 and $1,111,000, respectively, as compared with $348,000 and $614,000 for the same periods in 2005.
     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. For the three and six months ended June 30, 2006, we incurred $56,000 and $71,000, respectively, of losses related to our Swaps that was recorded as an addition to interest expense. For the three and six months ended June 30, 2005, we generated $367,000 and $777,000, respectively, of savings related to our Swaps that was recorded as a reduction of interest expense.
     The provision for depreciation increased primarily as a result of additional investments in properties owned directly by us. See the discussion of investing activities in “Liquidity and Capital Resources” above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation will change accordingly.
     General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three and six months ended June 30, 2006, were 6.34% and 7.13%, respectively, as compared with 6.32% and 6.09% for the same period in 2005. Approximately $1,690,000 of the year-to-date increase from 2005 to 2006 relates directly to the adoption of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, on January 1, 2006. Effective with the adoption of Statement No. 123(R), we began recognizing stock-based compensation cost to the date the awards become fully vested or to the retirement eligible date, if sooner. We expect that the adoption of Statement No. 123(R) will increase compensation cost by approximately $1,287,000 for 2006 as a result of amortizing share based awards to the retirement eligible date. See Note K to our unaudited consolidated financial statements for additional information. The remaining increase from 2005 is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.
     Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. The change in loan expense is primarily due to the net effect of issuances and redemptions of senior unsecured notes subsequent to June 30, 2005. In April 2005, we issued $250,000,000 of 5.875% senior unsecured notes due May 2015. In May 2005, we redeemed all of our outstanding $50,000,000 8.17% senior unsecured notes due March 2006, we completed a public tender offer for $57,670,000 of our outstanding $100,000,000 7.625% senior unsecured notes due March 2008, and we redeemed $122,500,000 of our outstanding $175,000,000 7.5% senior unsecured notes due August 2007. In November 2005, we issued $300,000,000 of 6.2% senior unsecured notes due June 2016.
     The provision for loan losses is consistent with the prior year. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed below in “Critical Accounting Policies.”
     Other items were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2006	June 30, 2005	$	%	June 30, 2006	June 30, 2005	$	%
Gain (loss) on sales of properties	$929	$(24)	$953	n/a	$2,482	$(134)	$2,616	n/a
Discontinued operations, net	131	601	(470)	-78%	401	1,209	(808)	-67%
Preferred dividends	(5,333)	(5,436)	103	-2%	(10,666)	(10,872)	206	-2%

Totals	$(4,273)	$(4,859)	$586	-12%	$(7,783)	$(9,797)	$2,014	-21%

     During the six months ended June 30, 2006, we sold four assisted living facilities, two skilled nursing facilities and two parcels of land with carrying values of $31,664,000 for a net gain of $2,482,000. These properties generated $401,000 of income after deducting depreciation and interest expense from rental revenue for the six months ended June 30, 2006. All properties sold subsequent to January 1, 2005 generated $1,209,000 of income after deducting depreciation and interest expense from rental revenue for the six months ended June 30, 2005. Please refer to Note F of our unaudited consolidated financial statements for further discussion.
     The decrease in preferred stock dividends is due to a decrease in average outstanding preferred shares as a result of conversions of Series E Cumulative Convertible and Redeemable Preferred Stock into common stock subsequent to June 30, 2005.
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
     In April 2002, the Financial Accounting Standards Board issued Statement No. 145 that requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. We adopted the standard effective January 1, 2003 and have properly reflected the losses on extinguishment of debt of $18,448,000, or $0.34 per diluted share, for the three months ended June 30, 2005. These charges have not been added back for the calculations of FFO, FAD or EBITDA.
     EBITDA stands for earnings before interest, taxes, depreciation and amortization. We believe that EBITDA, along with net income and cash flow provided from operating activities, is an important supplemental measure because it provides additional information to assess and evaluate the performance of our operations. Additionally, restrictive covenants in our long-term debt arrangements contain financial ratios based on EBITDA. We primarily utilize EBITDA to measure our interest coverage ratio, which represents EBITDA divided by total interest, and our fixed charge coverage ratio, which represents EBITDA divided by fixed charges. Fixed charges include total interest, secured debt principal amortization and preferred dividends.
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

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30
	2005	2005	2005	2005	2006	2006

FFO Reconciliation:
Net income (loss) available to common stockholders	$17,803	$(1,606)	$19,908	$26,587	$19,645	$22,668
Provision for depreciation	20,396	21,009	22,067	21,355	23,262	24,131
Loss (gain) on sales of properties	110	24	0	(3,361)	(1,553)	(929)

Funds from operations	$38,309	$19,427	$41,975	$44,581	$41,354	$45,870

Average common shares outstanding:
Basic	52,963	53,429	54,038	55,992	58,178	61,548
Diluted — for net income (loss) purposes	53,454	53,429	54,359	56,368	58,535	61,868
Diluted — for FFO purposes	53,454	53,765	54,359	56,368	58,535	61,868

Per share data:
Net income (loss) available to common stockholders
Basic	$0.34	$(0.03)	$0.37	$0.47	$0.34	$0.37
Diluted	0.33	(0.03)	0.37	0.47	0.34	0.37

Funds from operations
Basic	$0.72	$0.36	$0.78	$0.80	$0.71	$0.75
Diluted	0.72	0.36	0.77	0.79	0.71	0.74
     The table below reflects the reconciliation of FAD to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation includes provision for depreciation from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30
	2005	2005	2005	2005	2006	2006

FAD Reconciliation:
Net income (loss) available to common stockholders	$17,803	$(1,606)	$19,908	$26,587	$19,645	$22,668
Provision for depreciation	20,396	21,009	22,067	21,355	23,262	24,131
Loss (gain) on sales of properties	110	24	0	(3,361)	(1,553)	(929)
Gross straight-line rental income	(3,708)	(3,536)	(2,950)	(2,949)	(2,400)	(2,216)
Prepaid/straight-line rent receipts	853	2,360	2,832	7,825	10,310	2,710

Funds available for distribution	$35,454	$18,251	$41,857	$49,457	$49,264	$46,364

Average common shares outstanding:
Basic	52,963	53,429	54,038	55,992	58,178	61,548
Diluted — for net income (loss) purposes	53,454	53,429	54,359	56,368	58,535	61,868
Diluted — for FAD purposes	53,454	53,765	54,359	56,368	58,535	61,868

Per share data:
Net income (loss) available to common stockholders
Basic	$0.34	$(0.03)	$0.37	$0.47	$0.34	$0.37
Diluted	0.33	(0.03)	0.37	0.47	0.34	0.37

Funds available for distribution
Basic	$0.67	$0.34	$0.77	$0.88	$0.85	$0.75
Diluted	0.66	0.34	0.77	0.88	0.84	0.75

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation and interest expense includes provision for depreciation and interest expense from discontinued operations. Tax expense represents income-based taxes. Amortization represents the amortization of deferred loan expenses. Adjusted EBITDA represents EBITDA as adjusted below for items pursuant to covenant provisions of our unsecured lines of credit arrangements. Dollars are in thousands.

	Three Months Ended
	March 31		June 30		September 30		December 31		March 31		June 30
	2005		2005		2005		2005		2006		2006

EBITDA Reconciliation:
Net income	$23,239		$3,830		$25,297		$31,921		$24,978		$28,001
Interest expense	19,645		19,986		21,624		21,369		24,238		23,087
Tax expense	3		216		1		62		0		12
Provision for depreciation	20,396		21,009		22,067		21,355		23,262		24,131
Amortization	726		1,998		594		618		711		707

EBITDA	64,009		47,039		69,583		75,325		73,189		75,938
Stock-based compensation expense	316		316		317		90		2,513		838
Provision for loan losses	300		300		300		300		250		250
Loss on extinguishment of debt, net	0		18,448		0		2,214		0		0

Adjusted EBITDA	$64,625		$66,103		$70,200		$77,929		$75,952		$77,026

Interest Coverage Ratio:
Interest expense	$19,645		$19,986		$21,624		$21,369		$24,238		$23,087
Capitalized interest	265		348		12		39		202		909

Total interest	19,910		20,334		21,636		21,408		24,440		23,996
EBITDA	$64,009		$47,039		$69,583		$75,325		$73,189		$75,938

Interest coverage ratio	3.21	x	2.31	x	3.22	x	3.52	x	2.99	x	3.16	x

Adjusted EBITDA	$64,625		$66,103		$70,200		$77,929		$75,952		$77,026

Interest coverage ratio — adjusted	3.25	x	3.25	x	3.24	x	3.64	x	3.11	x	3.21	x

Fixed Charge Coverage Ratio:
Total interest	$19,910		$20,334		$21,636		$21,408		$24,440		$23,996
Secured debt principal amortization	627		716		699		643		643		768
Preferred dividends	5,436		5,436		5,389		5,334		5,333		5,333

Total fixed charges	25,973		26,486		27,724		27,385		30,416		30,097
EBITDA	$64,009		$47,039		$69,583		$75,325		$73,189		$75,938

Fixed charge coverage ratio	2.46	x	1.78	x	2.51	x	2.75	x	2.41	x	2.52	x

EBITDA — adjusted	$64,625		$66,103		$70,200		$77,929		$75,952		$77,026

Fixed charge coverage ratio — adjusted	2.49	x	2.50	x	2.53	x	2.85	x	2.50	x	2.56	x

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
     Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for further information regarding significant accounting policies that impact us. There have been no material changes to these policies in 2006.
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

For the six months ended June 30, 2006, we recorded $500,000 as provision for loan losses, resulting in an allowance for loan losses of $6,961,000 relating to loans with outstanding balances of $51,810,000 at June 30, 2006. Also at June 30, 2006, we had loans with outstanding balances of $15,316,000 on non-accrual status.

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

For the six months ended June 30, 2006, we recorded $38,632,000 and $8,760,000 as provision for depreciation relating to buildings and improvements, respectively. The average useful life of our buildings and improvements was 32.7 years and 10.4 years, respectively, for the six months ended June 30, 2006.

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

We did not record any impairment charges for the six months ended June 30, 2006.

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
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At June 30, 2006, we participated in two interest rate swap agreements related to our long-term debt. At June 30, 2006, the swaps were reported at their fair value as a $2,635,000 other liability. For the six months ended June 30, 2006, we incurred $71,000 of losses related to our swaps that was recorded as an addition to interest expense.

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

For the six months ended June 30, 2006, we recognized $8,742,000 of interest income and $147,651,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $13,020,000 as compared to gross straight-line rental income recognized of $4,616,000 for the six months ended June 30, 2006. At June 30, 2006, our straight-line receivable balance was $55,946,000. Also at June 30, 2006, we had loans with outstanding balances of $15,316,000 on non-accrual status.
Forward-Looking Statements and Risk Factors
     This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of our portfolio; the sale of properties; the performance of our operators and properties; our ability to enter into agreements with new viable tenants for properties that we take back from financially troubled tenants, if any; our ability to make distributions; our policies and plans regarding investments, financings and other matters; our tax status as a real estate investment trust; our ability to appropriately balance the use of debt and equity; our ability to access capital markets or other sources of funds; and our ability to meet our earnings guidance. When we use words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including prevailing interest rates; serious issues facing the health care industry, including compliance with, and changes to, regulations and payment policies and operators’ difficulty in obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and senior housing industries; negative developments in the operating results or financial condition of operators, including, but not limited to, their ability to pay rent and repay loans; our ability to transition or sell facilities with profitable results; the failure of closings to occur as and when anticipated; acts of God affecting our properties; our ability to reinvest sale proceeds at similar rates to assets sold; operator bankruptcies; government regulations affecting Medicare and Medicaid reimbursement rates; liability claims and insurance costs for our operators; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting our properties; delays in reinvestment of sales proceeds; changes in rules or practices governing our financial reporting; and other factors, including REIT qualification, anti-takeover provisions and key management personnel. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2005, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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
     A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $33,250,000 at June 30, 2006 ($37,354,000 at June 30, 2005). Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets.
     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At June 30, 2006, the Swaps were reported at their fair value as a $2,635,000 other liability ($6,566,000 other asset at June 30, 2005). A 1% increase in interest rates would result in a decrease in fair value of our Swaps by approximately $6,328,000 at June 30, 2006 ($7,123,000 at June 30, 2005). Assuming no changes in the notional amount of $100,000,000 of our Swaps, a 1% increase in interest rates would result in increased annual interest expense of $1,000,000.
     Our variable rate debt, including our unsecured lines of credit arrangements, is reflected at fair value. At June 30, 2006, we had $146,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $1,460,000. At June 30, 2005, we had $318,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $3,180,000.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was duly called and held on May 4, 2006 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the SEC. There was no solicitation in opposition to the Board’s nominees for election as directors as listed in the Proxy Statement, and all such nominees were elected.
     Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the SEC pursuant to Regulation 14A and incorporated herein by reference) as follows:
Proposal #1 — Election of three directors for a term of three years:

Nominee	For	Withheld
Pier C. Borra	53,899,653	388,426
George L. Chapman	53,823,559	464,520
Sharon M. Oster	53,441,460	846,619
Proposal #2 — Ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year 2006:

For	53,643,451
Against	494,349
Abstain	150,279
Item 5. Other Information
Entry into a Material Definitive Agreement
     On July 26, 2006, the Company and certain of its subsidiaries entered into a $700,000,000 unsecured line of credit with a consortium of 12 banks, with KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents. The agreement expires on July 26, 2009 but may be extended for an additional year, at the Company’s option, upon payment of an extension fee. Borrowings under this line of credit are subject to interest payable in periods no longer than three months at either the administrative agent’s prime rate of interest or the applicable margin over LIBOR interest rate, at the Company’s option. The applicable margin is based on the Company’s ratings with Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and is currently 0.9%. In addition, the Company annually pays a facility fee to each bank based on the bank’s commitment under the line of credit. The facility fee depends upon the Company’s ratings with Moody’s and Standard & Poor’s and is currently 0.15% of each bank’s commitment. The Company also pays an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. The agreement includes customary representations and warranties by the Company and certain of its subsidiaries and the borrowings under the agreement are subject to acceleration upon the occurrence of certain events of default.
     The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under this line of credit. The above description is qualified in its entirety by reference to the Third Amended and Restated Loan Agreement by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents, dated as of July 26, 2006, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Termination of a Material Definitive Agreement
     The new $700,000,000 unsecured line of credit replaces the $500,000,000 unsecured line of credit with a consortium of ten banks, with KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents, that would have expired on June 22, 2008. Borrowings under the prior line of credit were subject to interest at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at the Company’s option. The applicable margin was 0.9% as of July 26, 2006. In addition, the Company annually paid a facility fee to each bank based on the bank’s commitment under the line of credit. The facility fee was 0.225% of each bank’s commitment as of July 26, 2006. The Company also paid an annual agent’s fee of $50,000. The parties terminated the agreement on July 26, 2006.
Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
     See the disclosure above regarding the new $700,000,000 unsecured line of credit.
Item 6. Exhibits

10.1	Credit Agreement, dated as of May 31, 2006, by and among Health Care REIT, Inc. and certain of its subsidiaries and Fifth Third Bank (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2006, and incorporated by reference thereto).
10.2	Third Amended and Restated Loan Agreement, dated as of July 26, 2006, by and among Health Care REIT, Inc. and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HEALTH CARE REIT, INC.

Date: July 28, 2006	By:	/s/ George L. Chapman
George L. Chapman,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2006	By:	/s/ Scott A. Estes
Scott A. Estes,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 28, 2006	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.,
Vice President and Controller (Principal Accounting Officer)