Form 10-Q
period 2006-09-30
HEALTH CARE REIT INC /DE/
filed 2006-10-20
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
     As of October 13, 2006, the registrant had 63,067,226 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	September 30	December 31
	2006	2005
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned
Land	$276,480	$261,236
Buildings & improvements	2,815,206	2,659,746
Real property held for sale, net of accumulated depreciation	27,678	11,912
Construction in progress	98,675	3,906

	3,218,039	2,936,800
Less accumulated depreciation	(332,925)	(274,875)

Total real property owned	2,885,114	2,661,925
Loans receivable	216,870	194,054
Less allowance for losses on loans receivable	(7,156)	(6,461)

	209,714	187,593

Net real estate investments	3,094,828	2,849,518
Other assets:
Equity investments	5,070	2,970
Deferred loan expenses	12,309	12,228
Cash and cash equivalents	15,490	36,237
Receivables and other assets	73,132	71,211

	106,001	122,646

Total assets	$3,200,829	$2,972,164

Liabilities and stockholders’ equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$276,000	$195,000
Senior unsecured notes	1,196,897	1,198,278
Secured debt	130,405	107,540
Accrued expenses and other liabilities	50,558	40,590

Total liabilities	1,653,860	1,541,408

Stockholders’ equity:
Preferred stock, $1.00 par value:	276,875	276,875
Authorized — 25,000,000 shares
Issued and outstanding — 11,074,989 shares at September 30, 2006 and 11,074,989 shares at December 31, 2005 at liquidation preference
Common stock, $1.00 par value:	63,005	58,050
Authorized — 125,000,000 shares
Issued — 64,143,473 shares at September 30, 2006 and 58,182,592 shares at December 31, 2005
Outstanding — 63,067,226 shares at September 30, 2006 and 58,124,657 shares at December 31, 2005
Capital in excess of par value	1,469,491	1,306,471
Treasury stock	(2,714)	(2,054)
Cumulative net income	909,894	830,103
Cumulative dividends	(1,171,302)	(1,039,032)
Accumulated other comprehensive income	0	0
Other equity	1,720	343

Total stockholders’ equity	1,546,969	1,430,756

Total liabilities and stockholders’ equity	$3,200,829	$2,972,164

NOTE: The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands, except per share data)
Revenues:
Rental income	$75,290	$64,516	$220,002	$180,960
Interest income	4,436	4,997	13,178	15,249
Transaction fees and other income	1,019	773	3,049	2,742

	80,745	70,286	236,229	198,951

Expenses:
Interest expense	24,007	20,477	70,587	57,707
Provision for depreciation	24,094	19,915	70,256	56,879
General and administrative	5,223	4,640	16,517	12,993
Loan expense	782	673	2,199	2,209
Loss on extinguishment of debt	0	0	0	18,448
Provision for loan losses	250	300	750	900

	54,356	46,005	160,309	149,136

Income from continuing operations	26,389	24,281	75,920	49,815

Discontinued operations:
Net gain (loss) on sales of properties	108	0	2,590	(134)
Income from discontinued operations, net	316	1,016	1,281	2,685

	424	1,016	3,871	2,551

Net income	26,813	25,297	79,791	52,366

Preferred stock dividends	5,333	5,389	15,998	16,261

Net income available to common stockholders	$21,480	$19,908	$63,793	$36,105

Average number of common shares outstanding:
Basic	62,524	54,038	60,766	53,498
Diluted	62,866	54,359	61,102	53,867

Earnings per share:
Basic:
Income from continuing operations available to common stockholders	$0.34	$0.35	$0.99	$0.63

Discontinued operations, net	0.01	0.02	0.06	0.05

Net income available to common stockholders*	$0.34	$0.37	$1.05	$0.67

Diluted:
Income from continuing operations available to common stockholders	$0.33	$0.35	$0.98	$0.62

Discontinued operations, net	0.01	0.02	0.06	0.05

Net income available to common stockholders*	$0.34	$0.37	$1.04	$0.67

Dividends declared and paid per common share	$0.64	$0.62	$1.90	$1.84

*	Amounts may not sum due to rounding.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Nine Months Ended September 30, 2006
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
					(In thousands)
Balances at beginning of period	$276,875	$58,050	$1,306,471	$(2,054)	$830,103	$(1,039,032)	$0	$343	$1,430,756
Comprehensive income:
Net income					79,791				79,791
Other comprehensive income:
Unrealized gain (loss) on equity investments									0

Total comprehensive income									79,791

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		1,732	57,015	(660)				(18)	58,069
Proceeds from issuance of common shares		3,223	106,526						109,749
SFAS123(R) reclassification			(521)					521	0
Compensation expense related to stock options								874	874
Cash dividends paid:
Common stock-$1.90 per share						(116,272)			(116,272)
Preferred stock, Series D-$1.4766 per share						(5,906)			(5,906)
Preferred stock, Series E-$1.125 per share						(84)			(84)
Preferred stock, Series F-$1.4297 per share						(10,008)			(10,008)

Balances at end of period	$276,875	$63,005	$1,469,491	$(2,714)	$909,894	$(1,171,302)	$0	$1,720	$1,546,969

	Nine Months Ended September 30, 2005
							Accumulated
			Capital In				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands)
Balances at beginning of period	$283,751	$52,860	$1,139,723	$(1,286)	$745,817	$(884,890)	$1	$(697)	$1,335,279
Comprehensive income:
Net income					52,366				52,366
Other comprehensive income:
Unrealized gain (loss) on equity investments									0

Total comprehensive income									52,366

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		1,467	44,962	(480)					45,949
Conversion of preferred stock	(6,762)	207	6,555						0
Restricted stock amortization								552	552
Compensation expense related to stock options								397	397
Cash dividends paid:
Common stock-$1.84 per share						(98,586)			(98,586)
Preferred stock, Series D-$1.4766 per share						(5,906)			(5,906)
Preferred stock, Series E-$1.125 per share						(347)			(347)
Preferred stock, Series F-$1.4297 per share						(10,008)			(10,008)

Balances at end of period	$276,989	$54,534	$1,191,240	$(1,766)	$798,183	$(999,737)	$1	$252	$1,319,696

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30
	2006	2005
	(In thousands)
Operating activities
Net income	$79,791	$52,366
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for depreciation	71,918	63,473
Amortization	2,199	3,318
Provision for loan losses	750	900
Stock-based compensation expense	3,543	949
Rental income less than (in excess of) cash received	9,756	(4,149)
(Gain) loss on sales of properties	(2,590)	134
Increase (decrease) in accrued expenses and other liabilities	9,853	(1,243)
Decrease (increase) in receivables and other assets	(16,236)	(775)

Net cash provided from (used in) operating activities	158,984	114,973

Investing activities
Investment in real property	(290,596)	(226,085)
Investment in loans receivable	(74,126)	(39,125)
Investment in investment securities	(2,100)	0
Principal collected on loans receivable	42,468	56,373
Proceeds from sales of properties	35,288	9,900
Other	(738)	259

Net cash provided from (used in) investing activities	(289,804)	(198,678)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	81,000	153,000
Proceeds from issuance of senior notes	0	250,000
Principal payments on senior notes	0	(230,170)
Principal payments on secured debt	(2,184)	(8,210)
Net proceeds from the issuance of common stock	165,808	46,429
Decrease (increase) in deferred loan expense	(2,281)	(5,141)
Cash distributions to stockholders	(132,270)	(114,847)

Net cash provided from (used in) financing activities	110,073	91,061

Increase (decrease) in cash and cash equivalents	(20,747)	7,356
Cash and cash equivalents at beginning of period	36,237	19,763

Cash and cash equivalents at end of period	$15,490	$27,119

Supplemental cash flow information-interest paid	$64,549	$63,283

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily an indication of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE B — Real Estate Investments
     During the nine months ended September 30, 2006, we invested $290,596,000 of cash in real property (including $103,236,000 of advances for construction in progress) and provided cash loan financings of $74,126,000. In addition, real property acquisitions included the assumption of secured debt totaling $25,049,000. We also converted $12,093,000 of completed construction projects and $11,204,000 of mortgage loans into operating lease properties during the nine months ended September 30, 2006. As of September 30, 2006, we had $265,112,000 of unfunded construction commitments relating to existing construction in progress projects. Also during the nine months ended September 30, 2006, we sold real property generating $35,288,000 of net cash proceeds and collected $42,468,000 of cash as repayment of principal on loans receivable.
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
     On August 21, 2006, we paid a dividend of $0.64 per share to stockholders of record on July 31, 2006. This dividend related to the period from April 1, 2006 through June 30, 2006.
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement No. 133, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At September 30, 2006, the Swaps were reported at their fair value as a $946,000 other asset ($2,211,000 other asset at December 31, 2005). For the three and nine months ended September 30, 2006, we incurred $29,000 and $100,000, respectively, of losses related to the Swaps that was recorded as an addition to interest expense. For the three and nine months ended September 30, 2005, we generated $200,000 and $977,000, respectively, of savings related to the Swaps that was recorded as a reduction in interest expense.
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
NOTE F — Discontinued Operations
     Eight assisted living facilities were held for sale as of September 30, 2006. We did not recognize an impairment loss on these assets as the fair value less estimated costs to sell exceeded our carrying values. During the nine months ended September 30, 2006, we sold four assisted living facilities, three skilled nursing facilities and two parcels of land with carrying values of $35,366,000 for a net gain of $2,590,000. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the income and expenses attributable to all properties sold and attributable to the properties held for sale at September 30, 2006 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Revenues:
Rental income	$1,015	$4,314	$3,954	$12,827

Expenses:
Interest expense	267	1,147	1,012	3,548
Provision for depreciation	432	2,151	1,661	6,594

Income from discontinued operations, net	$316	$1,016	$1,281	$2,685

NOTE G — Contingent Liabilities
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At September 30, 2006, our obligation under the letter of credit was $2,450,000.
     As of September 30, 2006, we had $265,112,000 of unfunded construction commitments.
NOTE H — Accumulated Other Comprehensive Income
     Accumulated other comprehensive income includes unrealized gains or losses on our equity investments. This item is included as a component of stockholders’ equity. We did not recognize any comprehensive income other than the recorded net income for the three or nine months ended September 30, 2006 or 2005.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE I – Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share — net income available to common stockholders	$21,480	$19,908	$63,793	$36,105

Denominator for basic earnings per share — weighted average shares	62,524	54,038	60,766	53,498
Effect of dilutive securities:
Employee stock options	81	137	75	185
Non-vested restricted shares	261	184	261	184

Dilutive potential common shares	342	321	336	369

Denominator for diluted earnings per share — adjusted weighted average shares	62,866	54,359	61,102	53,867

Basic earnings per share	$0.34	$0.37	$1.05	$0.67

Diluted earnings per share	$0.34	$0.37	$1.04	$0.67

     The diluted earnings per share calculation excludes the dilutive effect of 0 and 112,000 stock options for the three and nine months ended September 30, 2006, respectively, because the exercise prices were greater than the average market price. The diluted earnings per share calculation excludes the dilutive effect of 0 and 112,000 stock options for the three and nine months ended September 30, 2005, respectively, because the exercise prices were greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock was not included in these calculations as the effect of the conversion into common stock was anti-dilutive for the periods presented.
NOTE J — Other Equity
     Other equity consists of the following (in thousands):

	September 30	December 31
	2006	2005
Accumulated compensation expense related to stock options	$1,720	$864
Unamortized restricted stock	0	(521)

	$1,720	$343

     Unamortized restricted stock at December 31, 2005 represents the unamortized value of restricted stock granted to officers, key employees and directors prior to January 1, 2003. Pursuant to the provisions of Statement No. 123(R) adopted on January 1, 2006, the unamortized restricted stock balance of $521,000 was reclassified to capital in excess of par value. Expense, which is recognized as the restricted shares vest based on the market value at the date of the award, totaled $648,000 and $3,316,000 for the three and nine months ended September 30, 2006, respectively, and $184,000 and $552,000 for the three and nine months ended September 30, 2005, respectively. See Note K for further discussion.
     Accumulated option compensation expense represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $191,000 and $874,000 for the three and nine months ended September 30, 2006, respectively, and $132,000 and $397,000 for the same periods in 2005.

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
Impact of the Adoption of Statement No. 123(R)
     We adopted the fair value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, we use the Black-Scholes-Merton option pricing model to estimate the value of stock option grants and expect to continue to use this acceptable option valuation model. Because we adopted Statement No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date of Statement No. 123), compensation cost for some previously granted awards that were not recognized under Statement No. 123 will now be recognized effective with the adoption of Statement No. 123(R) on January 1, 2006. In addition, we previously amortized compensation cost for share-based payments to the date that the awards became fully vested or to the expected retirement date, if sooner. Effective with the adoption of Statement No. 123(R), we began recognizing compensation cost to the date the awards become fully vested or to the retirement eligible date, if sooner. Compensation cost totaled $1,690,000 for the nine months ended September 30, 2006. We expect that the adoption of Statement No. 123(R) will increase compensation cost by approximately $1,287,000 for the full year 2006 as a result of amortizing share-based awards to the retirement eligible date.
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Dividend yield (1)	0.00% – 6.79%	0.00%
Expected volatility	20.3%	22.8%
Risk-free interest rate	4.35%	4.25%
Expected life (in years)	5	7
Weighted-average fair value (1)	$5.26	$12.48

(1)	Certain of the options granted to employees in 2006 include dividend equivalent rights. The fair value of these options are calculated based on the above assumptions and then adjusted for the present value of estimated dividend payments over the expected life of the options. All options granted to officers and key employees in 2005 include dividend equivalent rights. These options are assumed to have a dividend yield of 0% for purposes of the Black-Scholes-Merton option pricing model and result in higher fair values than options without dividend equivalent rights.
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Option Award Activity
     The following table summarizes information about stock option activity for the nine months ended September 30, 2006:

	Number
	of	Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000’s)	Exercise Price	Contract Life (years)	Value ($000’s)
Options at beginning of year	685	$26.87	6.3
Options granted	155	36.50
Options exercised	(214)	21.90
Options terminated	0

Options at end of period	626	$30.94	7.7	$2,527

Options exercisable at end of period	164	$26.07	5.7	$1,462
Weighted average fair value of options granted during the period		$5.26
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at September 30, 2006. During the three and nine months ended September 30, 2006, the aggregate intrinsic value of options exercised under our stock incentive plans was $914,000 and $3,025,000, respectively, determined as of the date of option exercise. During the three and nine months ended September 30, 2005, the aggregate intrinsic value of options exercised under our stock incentive plans was $915,000 and $4,395,000, respectively, determined as of the date of option exercise. Cash received from option exercises under our stock incentive plans for the three and nine months ended September 30, 2006 was $1,411,000 and $4,601,000, respectively. Cash received from option exercises under our stock incentive plans for the three and nine months ended September 30, 2005 was $1,981,000 and $7,827,000, respectively.
     As of September 30, 2006, there was approximately $2,474,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years. As of September 30, 2006, there was approximately $5,553,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.
     The following table summarizes information about non-vested stock incentive awards as of September 30, 2006 and changes for the nine months ended September 30, 2006:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value
Non-vested at December 31, 2005	428	$5.36	222	$31.56
Vested	(105)	5.23	(59)	30.81
Granted	155	5.26	98	36.51
Terminated	0		0

Non-vested at September 30, 2006	478	$5.35	261	$33.58

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Numerator:
Net income available to common stockholders — as reported	$19,908	$36,105
Deduct: Additional stock-based employee compensation expense determined under fair value based method for all awards	45	136

Net income available to common stockholders — pro forma	$19,863	$35,969

Denominator:
Basic weighted average shares — as reported and pro forma	54,038	53,498
Effect of dilutive securities:
Employee stock options — pro forma	129	379
Non-vested restricted shares	184	184

Dilutive potential common shares	313	563

Diluted weighted average shares — pro forma	54,351	54,061

Net income available to common stockholders per share — as reported
Basic	$0.37	$0.67

Diluted	$0.37	$0.67

Net income available to common stockholders per share — pro forma
Basic	$0.37	$0.67

Diluted	$0.37	$0.67

NOTE L — New Accounting Pronouncements
     On September 29, 2006, the Financial Accounting Standards Board issued Statement No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R). The statement requires employers to recognize the overfunded and underfunded portion of a defined benefit plan as an asset or liability, respectively, and any unrecognized gains and losses or prior service costs as a component of accumulated other comprehensive income. It also requires a plan’s funded status to be measured at the employer’s fiscal year-end. The new statement, which is effective as of December 31, 2006, is not expected to have a material impact on our financial position.
NOTE M — Significant Changes and Events
New Unsecured Credit Facility
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
Windrose Merger Agreement
     On September 13, 2006, we announced a definitive merger agreement with Windrose Medical Properties Trust (“Windrose”). The transaction will be consummated through the issuance of Health Care REIT, Inc. common and preferred stock and the assumption of Windrose liabilities. It is expected that the merger will be accounted for as a purchase of Windrose by Health Care REIT, Inc. under U.S. GAAP. Under the purchase method of accounting, the assets and liabilities of Windrose will be, as of the completion of the merger, recorded at their respective fair values and added to our assets and liabilities. It is anticipated that the merger will close on or around year-end 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Developments
     On September 13, 2006, we announced the execution of a merger agreement with Windrose Medical Properties Trust (“Windrose”). The merger will further diversify and expand our real estate portfolio throughout the health care delivery spectrum. The combined entity will have more than 550 properties in 37 states and gross real estate assets of approximately $4 billion. We anticipate that the merger will close on or around year-end 2006. The combined entity will offer:
•	expertise and critical mass across all sectors of senior housing and health care real estate;
•	property management and development capabilities;
•	increased portfolio growth through expanded investment and development opportunities;
•	enhanced asset type diversification, reduced tenant concentration, and a favorable investment maturity profile; and
•	improved key portfolio metrics, including a higher non-governmental component of tenant revenues.
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
Executive Overview
Business
     Health Care REIT, Inc. is a self-administered, equity real estate investment trust that invests in health care and senior housing properties. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of September 30, 2006:

	Investments(1)	Percentage of	Revenues(2)	Percentage of	Number of	Number of	Investment per	Number of	Number of
Type of Facility	(in thousands)	Investments	(in thousands)	Revenues	Facilities	Beds/Units	Bed/Unit(3)	Operators(4)	States(4)
Independent living/CCRCs	$488,863	16%	$29,756	12%	39	5,224	$112,737	16	18
Assisted living facilities	996,318	32%	85,271	36%	204	12,615	88,480	23	33
Skilled nursing facilities	1,413,508	46%	111,262	46%	220	30,063	47,662	22	28
Specialty care facilities	205,745	6%	13,894	6%	14	1,265	183,067	7	8

Totals	$3,104,434	100%	$240,183	100%	477	49,167

(1)	Investments include gross real estate investments and credit enhancements which amounted to $3,101,984,000 and $2,450,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the nine months ended September 30, 2006.

(3)	Investment per Bed/Unit was computed by using the total investment amount of $3,369,546,000 which includes gross real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $3,101,984,000, $2,450,000 and $265,112,000, respectively.

(4)	We have investments in properties located in 37 states and managed by 58 different operators.
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
     In addition to our asset management and research efforts, we also structure our investments to help mitigate payment risk. We typically limit our investments to no more than 90% of the appraised value of a property. Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates. As of September 30, 2006, 87% of our real property was subject to master leases.
     For the nine months ended September 30, 2006, rental income and interest income represented 93% and 5%, respectively, of total gross revenues (including revenues from discontinued operations). Our standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
          Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. During the nine months ended September 30, 2006, we completed $395,814,000 of gross new investments and had $65,412,000 of investment payoffs, resulting in net investments of $330,402,000. We expect to complete gross new investments of $525,000,000 to $575,000,000 during 2006, including acquisitions of approximately $350,000,000 to $400,000,000 and funded new development of approximately $175,000,000. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $150,000,000 resulting in net new investments of $375,000,000 to $425,000,000 during 2006. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on hand, we expect to borrow under our unsecured lines of credit arrangements. At September 30, 2006, we had $15,490,000 of cash and cash equivalents and $464,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.
Key Transactions in 2006
          We have completed the following key transactions to date in 2006:
•	our Board of Directors increased our quarterly dividend to $0.64 per share, which represents a two cent increase from the quarterly dividend of $0.62 paid for 2005. The dividend declared for the quarter ended September 30, 2006 represents the 142nd consecutive dividend payment;

•	we completed $395,814,000 of gross investments and had $65,412,000 of investment payoffs during the nine months ended September 30, 2006;

•	we completed a public offering of 3,222,800 shares of common stock with net proceeds to the company of approximately $109,749,000 in April 2006;

•	we extended our $40,000,000 unsecured line of credit which matured in May 2006 to May 2007 and reduced pricing by 40 basis points; and

•	we closed on a $700,000,000 unsecured revolving credit facility to replace our $500,000,000 facility, which was scheduled to mature in June 2008. Among other things, the new facility provides us with additional financial flexibility and borrowing capacity, extends our agreement to July 2009 and adds two new lenders to the bank group in addition to commitment increases by eight of the ten existing lenders.
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

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30
	2005	2005	2005	2005	2006	2006	2006

Net income (loss) available to common stockholders	$17,803	$(1,606)	$19,908	$26,587	$19,645	$22,668	$21,480
Funds from operations	38,309	19,427	41,975	44,581	41,354	45,870	45,898
Funds available for distribution	35,454	18,251	41,857	49,457	49,264	46,364	47,250

Per share data (fully diluted):
Net income (loss) available to common stockholders	$0.33	$(0.03)	$0.37	$0.47	$0.34	$0.37	$0.34
Funds from operations	0.72	0.36	0.77	0.79	0.71	0.74	0.73
Funds available for distribution	0.66	0.34	0.77	0.88	0.84	0.75	0.75
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

	March 31	June 30	September 30	December 31	March 31	June 30	September 30
	2005	2005	2005	2005	2006	2006	2006

Asset mix:
Real property	90%	91%	91%	93%	94%	94%	93%
Loans receivable	10%	9%	9%	7%	6%	6%	7%

Investment mix:
Independent living/CCRCs (1)				15%	15%	15%	16%
Assisted living facilities	55%	51%	50%	34%	33%	33%	32%
Skilled nursing facilities	39%	42%	42%	44%	45%	45%	46%
Specialty care facilities	6%	7%	8%	7%	7%	7%	6%

Operator mix:
Emeritus Corporation	15%	14%	14%	13%	12%	12%	11%
Brookdale Senior Living Inc. (2)					10%	10%	9%
Home Quality Management, Inc.	7%	7%	6%				8%
Life Care Centers of America, Inc.				7%	7%	8%	7%
Merrill Gardens L.L.C.				7%	7%	7%	6%
Tara Cares, LLC						6%
Delta Health Group, Inc.	7%	7%	7%		6%
Southern Assisted Living, Inc. (2)	8%	8%	8%	7%
Commonwealth Communities Holdings LLC	8%	7%	7%	7%
Remaining operators	55%	57%	58%	59%	58%	57%	59%

Geographic mix:
Florida	15%	15%	15%	14%	14%	14%	15%
Massachusetts	15%	14%	13%	13%	12%	11%	11%
Ohio	6%	6%	6%		9%	9%	8%
Texas		9%	8%	8%	8%	8%	8%
North Carolina	8%	7%	7%	8%	7%	7%	6%
California				7%
Tennessee	6%
Remaining states	50%	49%	51%	50%	50%	51%	52%

(1)	As a result of our significant independent living/continuing care retirement community acquisitions in the fourth quarter of 2005, we began to separately disclose this facility classification in our portfolio reporting. We adopted the National Investment Center definitions and reclassified certain of our existing facilities to this classification.

(2)	In September 2005, Alterra Healthcare Corporation, one of our tenants, became an indirect wholly-owned subsidiary of Brookdale Senior Living Inc. as a result of Brookdale’s merger with FEBC-ALT Investors LLC. In April 2006, Brookdale completed the acquisition of Southern Assisted Living, Inc.
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

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30
	2005	2005	2005	2005	2006	2006	2006

Debt to book capitalization ratio	48%	51%	51%	51%	52%	49%	51%
Debt to market capitalization ratio	38%	37%	37%	40%	38%	37%	36%

Interest coverage ratio	3.21x	2.31x	3.22x	3.52x	2.99x	3.16x	2.98x
Fixed charge coverage ratio	2.46x	1.78x	2.51x	2.75x	2.41x	2.52x	2.41x
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
Portfolio Update
     Payment coverages in our portfolio continue to remain strong. Our overall payment coverage is at 1.95 times and represents an increase of four basis points from the prior year. The table below reflects our recent historical trends of portfolio coverages. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of facilities’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of earnings before interest, taxes, depreciation, amortization, and rent (but after imputed management fees) to contractual rent or interest due us.

	June 30, 2005		June 30, 2006
	CBMF	CAMF	CBMF	CAMF
Independent living/CCRCs (1)			1.47x	1.25x
Assisted living facilities	1.51x	1.28x	1.51x	1.30x
Skilled nursing facilities	2.20x	1.65x	2.16x	1.55x
Specialty care facilities	3.53x	2.91x	3.18x	2.65x

Weighted averages	1.91x	1.54x	1.95x	1.53x

(1)	As a result of our significant independent living/continuing care retirement community acquisitions in the fourth quarter of 2005, we began to separately disclose this facility classification in our portfolio reporting. We adopted the National Investment Center definitions and reclassified certain of our existing facilities to this classification.
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
     The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Nine Months Ended		Change
	Sept. 30, 2006	Sept. 30, 2005	$	%
Cash and cash equivalents at beginning of period	$36,237	$19,763	$16,474	83%
Cash provided from (used in) operating activities	158,984	114,973	44,011	38%
Cash provided from (used in) investing activities	(289,804)	(198,678)	(91,126)	46%
Cash provided from (used in) financing activities	110,073	91,061	19,012	21%

Cash and cash equivalents at end of period	$15,490	$27,119	$(11,629)	-43%

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
     Net straight-line rental income changed primarily due to a decrease in gross straight-line rental income and increases in cash payments outside normal monthly rental payments. The following is a summary of our straight-line rent (dollars in thousands):

	Nine Months Ended		Change
	Sept. 30, 2006	Sept. 30, 2005	$	%
Gross straight-line rental income	$6,520	$10,193	$(3,673)	-36%
Cash receipts due to real property sales	(1,623)	(2,971)	1,348	-45%
Prepaid rent receipts	(14,653)	(3,073)	(11,580)	377%

Cash receipts less than (in excess of) rental income	$(9,756)	$4,149	$(13,905)	n/a

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

     Investing Activities. The changes in net cash used in investing activities are primarily attributable to net changes in real property and loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Nine Months Ended
	Sept. 30, 2006		Sept. 30, 2005
	Facilities	Amount	Facilities	Amount
Real property acquisitions:
Independent living/CCRCs	2	$25,337
Assisted living facilities	4	30,650	4	$47,660
Skilled nursing facilities	16	141,482	27	126,181
Specialty care facilities			5	51,000
Land parcels		3,274

Total acquisitions	22	200,743	36	224,841
Less: Assumed debt		(25,049)		(22,309)

Cash disbursed for acquisitions		175,694		202,532
Construction in progress cash advances		103,237		4,782
Capital improvements to existing properties		11,665		18,771

Total cash invested in real property		290,596		226,085

Real property dispositions:
Assisted living facilities	4	26,974	2	9,060
Skilled nursing facilities	3	7,827
Land parcels		487		840

Proceeds from real property sales	7	35,288	2	9,900

Net cash investments in real property	15	$255,308	34	$216,185

Advances on loans receivable:
Investments in new loans		$64,319		$11,500
Draws on existing loans		9,807		27,625

Total investments in loans		74,126		39,125

Receipts on loans receivable:
Loan payoffs		30,046		38,146
Principal payments on loans		12,422		18,227

Total principal receipts on loans		42,468		56,373

Net cash advances (receipts) on loans receivable		$31,658		$(17,248)

     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our unsecured lines of credit arrangements, principal payments on senior notes, common stock issuances and cash distributions to stockholders.
     For the nine months ended September 30, 2006, we had a net increase of $81,000,000 on our unsecured lines of credit arrangements as compared to a net increase of $153,000,000 for the same period in 2005.
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
     The increase in net proceeds from the issuance of common stock is primarily attributable to our April 2006 offering and common stock issuances related to our dividend reinvestment and stock purchase plan (“DRIP”). In April 2006, we completed a public offering of 3,222,800 shares of common stock, which generated net proceeds of approximately $109,749,000. During the nine months ended September 30, 2006, we issued 1,440,000 shares of common stock pursuant to our DRIP, which generated net proceeds of approximately $50,811,000. During the nine months ended September 30, 2005, we issued 1,081,000 shares of common stock pursuant to our DRIP, which generated net proceeds of approximately $37,570,000. The remaining difference in common stock issuances is primarily due to issuances pursuant to stock incentive plans.

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increases in dividends are primarily attributable to increases in outstanding shares of common stock and increases in our annual common stock dividend per share.
     The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	Sept. 30, 2006		Sept. 30, 2005
	Per Share	Amount	Per Share	Amount
Common Stock	$1.900	$116,272	$1.840	$98,586
Series D Preferred Stock	1.477	5,906	1.477	5,906
Series E Preferred Stock	1.125	84	1.125	347
Series F Preferred Stock	1.430	10,008	1.430	10,008

Totals		$132,270		$114,847

Off-Balance Sheet Arrangements
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At September 30, 2006, our obligation under the letter of credit was $2,450,000.
     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on the general trend in interest rates at the applicable dates, our perception of the future volatility of interest rates and our relative levels of variable rate debt and variable rate investments. As of September 30, 2006, we participated in two interest rate swap agreements related to our long-term debt. Our interest rate swaps are discussed below in “Contractual Obligations.”
Contractual Obligations
     The following table summarizes our payment requirements under contractual obligations as of September 30, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter
Unsecured lines of credit arrangements (1)	$740,000	$0	$40,000	$700,000	$0
Senior unsecured notes (2)	1,194,830		94,830		1,100,000
Secured debt	130,405	787	25,363	42,540	61,715
Contractual interest obligations	729,535	35,432	219,787	175,198	299,118
Capital lease obligations	0
Operating lease obligations	17,782	366	2,909	2,765	11,742
Purchase obligations	303,873	4,525	234,820	64,528
Other long-term liabilities	0

Total contractual obligations	$3,116,425	$41,110	$617,709	$985,031	$1,472,575

(1)	Unsecured lines of credit arrangements reflected at 100% capacity.

(2)	Senior unsecured notes represent principal amounts due and do not reflect unamortized premiums/discounts or the fair value of interest-rate swap agreements as reflected on the balance sheet.
     At September 30, 2006, we had an unsecured credit arrangement with a consortium of twelve banks providing for a revolving line of credit (“revolving credit”) in the amount of $700,000,000, which is scheduled to expire on July 26, 2009. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (7.00% at September 30, 2006). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.9% at September 30, 2006. In addition, we pay a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at September 30, 2006. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. We have another unsecured line of credit arrangement with a bank for a total of $40,000,000, which expires May 31, 2007. Borrowings under this line of credit are subject to interest at either the bank’s prime rate of interest (8.25% at September 30, 2006) or 0.9% over LIBOR interest rate, at our option. Principal is due upon expiration of the agreement. At September 30, 2006, we had $276,000,000 outstanding under the unsecured lines of credit arrangements and estimated total contractual interest obligations of $46,983,000. Contractual interest obligations are estimated based on the assumption that the balance of $276,000,000 at September 30, 2006 is constant until maturity at interest rates in effect at September 30, 2006.
     We have $1,194,830,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 5.875% to 8.0%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $588,566,000 at September 30, 2006. Additionally, we have mortgage loans totaling $130,405,000, collateralized by owned properties, with fixed annual interest rates ranging from 5.3% to 8.5%, payable monthly. The carrying values of the properties securing the mortgage loans totaled $204,359,000 at September 30, 2006. Total contractual interest obligations on mortgage loans totaled $48,461,000 at September 30, 2006.
     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At September 30, 2006, total contractual interest obligations were estimated to be $45,525,000.
     At September 30, 2006, we had operating lease obligations of $17,782,000 relating to our office space, one assisted living facility and seven skilled nursing facilities.
     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At September 30, 2006, we had outstanding construction financings of $98,675,000 for leased properties and were committed to providing additional financing of approximately $265,112,000 to complete construction. At September 30, 2006, we had contingent purchase obligations totaling $38,761,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.
Capital Structure
     As of September 30, 2006, we had stockholders’ equity of $1,546,969,000 and a total outstanding debt balance of $1,603,302,000, which represents a debt to total book capitalization ratio of 51%. Our ratio of debt to market capitalization was 36% at September 30, 2006. For the nine months ended September 30, 2006, our interest coverage ratio was 3.04 to 1.00. For the nine months ended September 30, 2006, our fixed charge coverage ratio was 2.44 to 1.00. Also, at September 30, 2006, we had $15,490,000 of cash and cash equivalents and $464,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.
     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2006, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured lines of credit arrangements, the ratings on our senior unsecured notes are used to determine the fees and interest payable.
     As of October 13, 2006, our senior unsecured notes were rated Baa3 (positive), BBB- (positive) and BBB- (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the Company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
     On May 12, 2006, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of October 13, 2006, we had an effective registration statement on file in connection with our enhanced DRIP program under which we may issue up to 6,314,213 shares of common stock. As of October 13, 2006, 1,634,404 shares of common stock remained available for issuance under this registration statement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured lines of credit arrangements.

Results of Operations
     Net income available to common stockholders for the three months ended September 30, 2006 totaled $21,480,000, or $0.34 per diluted share, as compared with $19,908,000, or $0.37 per diluted share, for the same period in 2005. Net income available to common stockholders for the nine months ended September 30, 2006 totaled $63,793,000, or $1.04 per diluted share, as compared with $36,105,000, or $0.67 per diluted share, for the same period in 2005. Net income available to common stockholders increased from the prior year primarily due to an increase in rental income offset by increases in interest expense and provision for depreciation and the recognition of a loss on extinguishment of debt totaling $18,448,000, or $0.34 per diluted share, during the second quarter of 2005. These items are discussed in further detail below.
     FFO for the three months ended September 30, 2006 totaled $45,898,000, or $0.73 per diluted share, as compared with $41,974,000, or $0.77 per diluted share, for the same period in 2005. FAD for the three months ended September 30, 2006 totaled $47,250,000, or $0.75 per diluted share, as compared to $41,857,000, or $0.77 per diluted share, for the same period in 2005. FFO for the nine months ended September 30, 2006 totaled $133,120,000, or $2.18 per diluted share, as compared with $99,712,000, or $1.85 per diluted share, for the same period in 2005. FAD for the nine months ended September 30, 2006 totaled $142,876,000, or $2.34 per diluted share, as compared to $95,563,000, or $1.77 per diluted share, for the same period in 2005. The increase in FFO is due primarily to an increase in rental income offset by an increase in interest expense and general and administrative expenses and the recognition of the loss on extinguishment of debt during the second quarter of 2005. The increase in FAD is primarily due to the items noted above for FFO and the change in net straight-line rental income. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding FFO and FAD and for reconciliations of FFO and FAD to NICS.
     EBITDA for the three months ended September 30, 2006 totaled $76,464,000, as compared with $69,582,000 for the same period in 2005. Our interest coverage ratio was 2.98 times for the three months ended September 30, 2006 as compared with 3.22 times for the same period in 2005. Our fixed charge coverage ratio was 2.41 times for the three months ended September 30, 2006 as compared with 2.51 times for the same period in 2005. EBITDA for the nine months ended September 30, 2006 totaled $225,588,000, as compared with $180,632,000 for the same period in 2005. Our interest coverage ratio was 3.04 times for the nine months ended September 30, 2006 as compared with 2.92 times for the same period in 2005. Our fixed charge coverage ratio was 2.44 times for the nine months ended September 30, 2006 as compared with 2.25 times for the same period in 2005. The increases in EBITDA are primarily due to the increase in rental income offset by an increase in general and administrative expenses and the recognition of a loss on extinguishment of debt totaling $18,448,000 during the second quarter of 2005. The increases in our coverage ratios are primarily due to the impact of the prior year recognition of a loss on extinguishment of debt. These items are discussed in further detail below. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding EBITDA and a reconciliation of EBITDA to net income.
     Revenues were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sept. 30, 2006	Sept. 30, 2005	$	%	Sept. 30, 2006	Sept. 30, 2005	$	%
Rental income	$75,290	$64,516	$10,774	17%	$220,002	$180,960	$39,042	22%
Interest income	4,436	4,997	(561)	-11%	13,178	15,249	(2,071)	-14%
Transaction fees and other income	1,019	773	246	32%	3,049	2,742	307	11%

Totals	$80,745	$70,286	$10,459	15%	$236,229	$198,951	$37,278	19%

     The increase in gross revenues is primarily attributable to increased rental income resulting from the acquisitions of new properties from which we receive rent. See the discussion of investing activities in “Liquidity and Capital Resources” above for further information. In addition, our standard lease structure contains annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. As of September 30, 2006, we had no leases scheduled to expire before March 2009, excluding the assets held for sale referenced in Note F to our unaudited consolidated financial statements.
     Interest income decreased from 2005 primarily due to a decrease in the balance of outstanding loans. Transaction fees and other income increased for the year primarily due to the receipt of $1,041,000 from a warrant position we held in a private company that was sold during the second quarter of 2006. The prior year included a $750,000 assignment consent fee received in the first quarter of 2005 relating to a payoff which did not occur.

     Expenses were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sept. 30, 2006	Sept. 30, 2005	$	%	Sept. 30, 2006	Sept. 30, 2005	$	%
Interest expense	$24,007	$20,477	$3,530	17%	$70,587	$57,707	$12,880	22%
Provision for depreciation	24,094	19,915	4,179	21%	70,256	56,879	13,377	24%
General and administrative	5,223	4,640	583	13%	16,517	12,993	3,524	27%
Loan expense	782	673	109	16%	2,199	2,209	(10)	0%
Loss on extinguishment of debt	0	0	0	n/a	0	18,448	(18,448)	-100%
Provision for loan losses	250	300	(50)	-17%	750	900	(150)	-17%

Totals	$54,356	$46,005	$8,351	18%	$160,309	$149,136	$11,173	7%

     The change in total expenses is primarily attributable to increases in interest expense, the provision for depreciation and general and administrative expense offset by the loss on extinguishment of debt in 2005. The increase in interest expense is primarily due to higher average borrowings offset by lower average borrowing costs.
     The following is a summary of our interest expense (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sept. 30, 2006	Sept. 30, 2005	$	%	Sept. 30, 2006	Sept. 30, 2005	$	%
Senior unsecured notes	$19,574	$14,885	$4,689	32%	$58,723	$46,544	$12,179	26%
Secured debt	2,357	3,204	(847)	-26%	6,704	9,491	(2,787)	-29%
Unsecured lines of credit	3,698	3,747	(49)	-1%	8,566	6,823	1,743	26%
Capitalized interest	(1,384)	(12)	(1,372)	11,433%	(2,494)	(626)	(1,868)	298%
SWAP losses (savings)	29	(200)	229	n/a	100	(977)	1,077	n/a
Discontinued operations	(267)	(1,147)	880	-77%	(1,012)	(3,548)	2,536	-71%

Totals	$24,007	$20,477	$3,530	17%	$70,587	$57,707	$12,880	22%

     The increase in interest expense on senior unsecured notes is due to the net effect and timing of issuances and extinguishments. The following is a summary of our senior unsecured note activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
	Face	Weighted Avg.	Face	Weighted Avg.	Face	Weighted Avg.	Face	Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,194,830	6.566%	$894,830	6.689%	$1,194,830	6.566%	$875,000	7.181%
Debt issued							250,000	5.875%
Debt extinguished							(230,170)	7.677%

Ending balance	$1,194,830	6.566%	$894,830	6.689%	$1,194,830	6.566%	$894,830	6.689%

Monthly averages	$1,194,830	6.566%	$894,830	6.689%	$1,194,830	6.566%	$921,461	6.911%

     The change in interest expense on secured debt is due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our secured debt activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$131,178	7.135%	$168,790	6.807%	$107,540	7.328%	$160,225	7.508%
Debt assumed			6,705	5.800%	25,049	6.315%	22,309	6.561%
Debt extinguished			(472)	11.891%			(6,168)	6.790%
Principal payments	(773)	7.213%	(687)	7.556%	(2,184)	7.264%	(2,030)	7.623%

Ending balance	$130,405	7.135%	$174,336	6.785%	$130,405	7.135%	$174,336	6.785%

Monthly averages	$130,794	7.135%	$169,894	7.465%	$124,024	7.185%	$168,288	7.478%
     The change in interest expense on unsecured lines of credit arrangements is due primarily to the net effect and timing of average draws, paydowns and variable interest rate changes. The following is a summary of our unsecured lines of credit arrangements (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Balance outstanding at quarter end	$276,000	$304,000	$276,000	$304,000
Maximum amount outstanding at any month end	$276,000	$309,000	$276,000	$318,000
Average amount outstanding (total of daily principal balances divided by days in period)	$209,662	$303,988	$168,518	$184,395
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	7.05%	4.93%	6.78%	4.93%
     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the three and nine months ended September 30, 2006 totaled $1,384,000 and $2,494,000, respectively, as compared with $12,000 and $626,000 for the same periods in 2005.
     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. For the three and nine months ended September 30, 2006, we incurred $29,000 and $100,000, respectively, of losses related to our Swaps that was recorded as an addition to interest expense. For the three and nine months ended September 30, 2005, we generated $200,000 and $977,000, respectively, of savings related to our Swaps that was recorded as a reduction of interest expense.
     The provision for depreciation increased primarily as a result of additional investments in properties owned directly by us. See the discussion of investing activities in “Liquidity and Capital Resources” above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation will change accordingly.
     General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three and nine months ended September 30, 2006, were 6.39% and 6.88%, respectively, as compared with 6.22% and 6.14% for the same period in 2005. Approximately $1,690,000 of the year-to-date increase from 2005 to 2006 relates directly to the adoption of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, on January 1, 2006. Effective with the adoption of Statement No. 123(R), we began recognizing stock-based compensation cost to the date the awards become fully vested or to the retirement eligible date, if sooner. We expect that the adoption of Statement No. 123(R) will increase compensation cost by approximately $1,287,000 for 2006 as a result of amortizing share-based awards to the retirement eligible date. See Note K to our unaudited consolidated financial statements for additional information. The remaining increase from 2005 is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.

     Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. The change in loan expense is primarily due to the net effect of issuances and redemptions of senior unsecured notes subsequent to September 30, 2005. In April 2005, we issued $250,000,000 of 5.875% senior unsecured notes due May 2015. In May 2005, we redeemed all of our outstanding $50,000,000 8.17% senior unsecured notes due March 2006, we completed a public tender offer for $57,670,000 of our outstanding $100,000,000 7.625% senior unsecured notes due March 2008, and we redeemed $122,500,000 of our outstanding $175,000,000 7.5% senior unsecured notes due August 2007. In November 2005, we issued $300,000,000 of 6.2% senior unsecured notes due June 2016.
     The provision for loan losses is consistent with the prior year. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed below in “Critical Accounting Policies.”
     Other items were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sept. 30, 2006	Sept. 30, 2005	$	%	Sept. 30, 2006	Sept. 30, 2005	$	%
Gain (loss) on sales of properties	$108	$0	$108	n/a	$2,590	$(134)	$2,724	n/a
Discontinued operations, net	316	1,016	(700)	-69%	1,281	2,685	(1,404)	-52%
Preferred dividends	(5,333)	(5,389)	56	-1%	(15,998)	(16,261)	263	-2%

Totals	$(4,909)	$(4,373)	$(536)	12%	$(12,127)	$(13,710)	$1,583	-12%

     Eight assisted living facilities were held for sale as of September 30, 2006. We did not recognize an impairment loss on these assets as the fair value less estimated costs to sell exceeded our carrying values. During the nine months ended September 30, 2006, we sold four assisted living facilities, three skilled nursing facilities and two parcels of land with carrying values of $35,366,000 for a net gain of $2,590,000. These properties generated $1,281,000 of income after deducting depreciation and interest expense from rental revenue for the nine months ended September 30, 2006. All properties sold subsequent to January 1, 2005 and held for sale at September 30, 2006 generated $2,685,000 of income after deducting depreciation and interest expense from rental revenue for the nine months ended September 30, 2005. Please refer to Note F of our unaudited consolidated financial statements for further discussion.
     The decrease in preferred stock dividends is due to a decrease in average outstanding preferred shares as a result of conversions of Series E Cumulative Convertible and Redeemable Preferred Stock into common stock.
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

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30
	2005	2005	2005	2005	2006	2006	2006

FFO Reconciliation:
Net income (loss) available to common stockholders	$17,803	$(1,606)	$19,908	$26,587	$19,645	$22,668	$21,480
Provision for depreciation	20,396	21,009	22,066	21,355	23,262	24,131	24,526
Loss (gain) on sales of properties	110	24	0	(3,361)	(1,553)	(929)	(108)

Funds from operations	$38,309	$19,427	$41,974	$44,581	$41,354	$45,870	$45,898

Average common shares outstanding:
Basic	52,963	53,429	54,038	55,992	58,178	61,548	62,524
Diluted — for net income (loss) purposes	53,454	53,429	54,359	56,368	58,535	61,868	62,866
Diluted — for FFO purposes	53,454	53,765	54,359	56,368	58,535	61,868	62,866

Per share data:
Net income (loss) available to common stockholders
Basic	$0.34	$(0.03)	$0.37	$0.47	$0.34	$0.37	$0.34
Diluted	0.33	(0.03)	0.37	0.47	0.34	0.37	0.34

Funds from operations
Basic	$0.72	$0.36	$0.78	$0.80	$0.71	$0.75	$0.73
Diluted	0.72	0.36	0.77	0.79	0.71	0.74	0.73

     The table below reflects the reconciliation of FAD to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provision for depreciation includes provision for depreciation from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30
	2005	2005	2005	2005	2006	2006	2006

FAD Reconciliation:
Net income (loss) available to common stockholders	$17,803	$(1,606)	$19,908	$26,587	$19,645	$22,668	$21,480
Provision for depreciation	20,396	21,009	22,066	21,355	23,262	24,131	24,526
Loss (gain) on sales of properties	110	24	0	(3,361)	(1,553)	(929)	(108)
Gross straight-line rental income	(3,708)	(3,536)	(2,950)	(2,949)	(2,400)	(2,216)	(1,904)
Prepaid/straight-line rent receipts	853	2,360	2,832	7,825	10,310	2,710	3,256

Funds available for distribution	$35,454	$18,251	$41,856	$49,457	$49,264	$46,364	$47,250

Average common shares outstanding:
Basic	52,963	53,429	54,038	55,992	58,178	61,548	62,524
Diluted — for net income (loss) purposes	53,454	53,429	54,359	56,368	58,535	61,868	62,866
Diluted — for FAD purposes	53,454	53,765	54,359	56,368	58,535	61,868	62,866

Per share data:
Net income (loss) available to common stockholders
Basic	$0.34	$(0.03)	$0.37	$0.47	$0.34	$0.37	$0.34
Diluted	0.33	(0.03)	0.37	0.47	0.34	0.37	0.34

Funds available for distribution
Basic	$0.67	$0.34	$0.77	$0.88	$0.85	$0.75	$0.76
Diluted	0.66	0.34	0.77	0.88	0.84	0.75	0.75

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

	Three Months Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30
	2005	2005	2005	2005	2006	2006	2006

EBITDA Reconciliation:
Net income	$23,239	$3,830	$25,297	$31,921	$24,978	$28,001	$26,813
Interest expense	19,645	19,986	21,624	21,369	24,238	23,087	24,274
Tax expense	3	216	1	62	0	12	70
Provision for depreciation	20,396	21,009	22,066	21,355	23,262	24,131	24,526
Amortization	726	1,998	594	618	711	707	781

EBITDA	64,009	47,039	69,582	75,325	73,189	75,938	76,464
Stock-based compensation expense	316	316	317	90	2,513	838	192
Provision for loan losses	300	300	300	300	250	250	250
Loss on extinguishment of debt, net	0	18,448	0	2,214	0	0	0

Adjusted EBITDA	$64,625	$66,103	$70,199	$77,929	$75,952	$77,026	$76,906

Interest Coverage Ratio:
Interest expense	$19,645	$19,986	$21,624	$21,369	$24,238	$23,087	$24,274
Capitalized interest	265	348	12	39	202	909	1,384

Total interest	19,910	20,334	21,636	21,408	24,440	23,996	25,658
EBITDA	$64,009	$47,039	$69,582	$75,325	$73,189	$75,938	$76,464

Interest coverage ratio	3.21x	2.31x	3.22x	3.52x	2.99x	3.16x	2.98x
Adjusted EBITDA	$64,625	$66,103	$70,199	$77,929	$75,952	$77,026	$76,906

Interest coverage ratio — adjusted	3.25x	3.25x	3.24x	3.64x	3.11x	3.21x	3.00x

Fixed Charge Coverage Ratio:
Total interest	$19,910	$20,334	$21,636	$21,408	$24,440	$23,996	$25,658
Secured debt principal amortization	627	716	699	643	643	768	773
Preferred dividends	5,436	5,436	5,389	5,334	5,333	5,333	5,333

Total fixed charges	25,973	26,486	27,724	27,385	30,416	30,097	31,764
EBITDA	$64,009	$47,039	$69,582	$75,325	$73,189	$75,938	$76,464

Fixed charge coverage ratio	2.46x	1.78x	2.51x	2.75x	2.41x	2.52x	2.41x
EBITDA — adjusted	$64,625	$66,103	$70,199	$77,929	$75,952	$77,026	$76,906

Fixed charge coverage ratio — adjusted	2.49x	2.50x	2.53x	2.85x	2.50x	2.56x	2.42x

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

For the nine months ended September 30, 2006, we recorded $750,000 as provision for loan losses, resulting in an allowance for loan losses of $7,156,000 relating to loans with outstanding balances of $67,181,000 at September 30, 2006. Also at September 30, 2006, we had loans with outstanding balances of $10,979,000 on non-accrual status.

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

For the nine months ended September 30, 2006, we recorded $58,476,000 and $13,441,000 as provision for depreciation relating to buildings and improvements, respectively. The average useful life of our buildings and improvements was 32.8 years and 10.3 years, respectively, for the nine months ended September 30, 2006.

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

We did not record any impairment charges for the nine months ended September 30, 2006.

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
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At September 30, 2006, we participated in two interest rate swap agreements related to our long-term debt. At September 30, 2006, the swaps were reported at their fair value as a $946,000 other asset. For the nine months ended September 30, 2006, we incurred $100,000 of losses related to our swaps that was recorded as an addition to interest expense.

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

For the nine months ended September 30, 2006, we recognized $13,178,000 of interest income and $223,956,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $16,276,000 as compared to gross straight-line rental income recognized of $6,520,000 for the nine months ended September 30, 2006. At September 30, 2006, our straight-line receivable balance was $54,594,000. Also at September 30, 2006, we had loans with outstanding balances of $10,979,000 on non-accrual status.
Forward-Looking Statements and Risk Factors
     This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of our portfolio; the sale of properties; the performance of our operators and properties; our ability to enter into agreements with new viable tenants for properties that we take back from financially troubled tenants, if any; our ability to make distributions; our policies and plans regarding investments, financings and other matters; our tax status as a real estate investment trust; our ability to appropriately balance the use of debt and equity; our ability to access capital markets or other sources of funds; our ability to meet our earnings guidance; and with respect to the prospective merger of the Company and Windrose Medical Properties Trust (“Windrose”), the possible increase in the size and composition of the portfolios of each entity and the combined entity; potential benefits associated with the proposed transaction; the sale of properties; the performance of the operators and properties of each of the Company and Windrose; the ability of each of the Company and Windrose to complete the transaction; the ability to make new investments and to maintain returns from existing investments; the ability to enter into agreements with new and existing tenants; the policies and plans of each of the Company and Windrose regarding investments, financings and other matters; the tax status of each of the Company and Windrose as a real estate investment trust; the ability of each of the Company and Windrose to appropriately balance the use of debt and equity; the ability of each of the Company and Windrose to access capital markets or other sources of funds; and the ability of each of the Company and Windrose and of the combined entity to meet earnings guidance. When we use words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including prevailing interest rates; serious issues facing the health care industry, including compliance with, and changes to, regulations and payment policies and operators’ difficulty in obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and senior housing industries; negative developments in the operating results or financial condition of operators, including, but not limited to, their ability to pay rent and repay loans; our ability to transition or sell facilities with profitable results; the failure of closings to occur as and when anticipated; acts of God affecting our properties; our ability to reinvest sale proceeds at similar rates to assets sold; operator bankruptcies; government regulations affecting Medicare and Medicaid reimbursement rates; liability claims and insurance costs for our operators; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting our properties; delays in reinvestment of sales proceeds; changes in rules or practices governing our financial reporting; other factors, including REIT qualification, anti-takeover provisions and key management personnel; and with respect to the prospective merger of the Company and Windrose, unexpected delays or conditions to receipt of shareholder and third party approvals; delays in the implementation and execution of merger integration plans; unexpected costs or delays in the successful integration of IT systems and elimination of duplicative overhead and IT costs; and unanticipated developments relating to previously disclosed lawsuits or similar matters. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2005, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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
     A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $33,301,000 at September 30, 2006 ($36,931,000 at September 30, 2005). Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets.
     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At September 30, 2006, the Swaps were reported at their fair value as a $946,000 other liability ($3,237,000 other asset at September 30, 2005). A 1% increase in interest rates would result in a decrease in fair value of our Swaps by approximately $6,145,000 at September 30, 2006 ($6,945,000 at September 30, 2005). Assuming no changes in the notional amount of $100,000,000 of our Swaps, a 1% increase in interest rates would result in increased annual interest expense of $1,000,000.
     Our variable rate debt, including our unsecured lines of credit arrangements, is reflected at fair value. At September 30, 2006, we had $276,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $2,760,000. At September 30, 2005, we had $304,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $3,040,000.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Except as provided in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Risk Factors,” there have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 6. Exhibits
2.1	Agreement and Plan of Merger, dated as of September 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed September 15, 2006, and incorporated herein by reference thereto).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed October 13, 2006, and incorporated herein by reference thereto).

10.1	Third Amended and Restated Loan Agreement, dated as of July 26, 2006, by and among Health Care REIT, Inc. and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 28, 2006, and incorporated herein by reference thereto).

10.2	Amendment No. 1 to Third Amended and Restated Loan Agreement by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents, dated as of September 20, 2006 (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed September 26, 2006, and incorporated herein by reference thereto).

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HEALTH CARE REIT, INC.

Date: October 20, 2006	By:	/s/ George L. Chapman

George L. Chapman,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2006	By:	/s/ Scott A. Estes

Scott A. Estes,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 20, 2006	By:	/s/ Paul D. Nungester, Jr.

Paul D. Nungester, Jr.,
Vice President and Controller
(Principal Accounting Officer)