Form 10-Q/A
period 2006-09-30
HEALTH CARE REIT INC /DE/
filed 2006-10-26
CIK 766704

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
Yes☑ No ☐
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

Item 6. Exhibits
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Explanatory Note
     This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q for the period ended September 30, 2006, which was originally filed with the Securities and Exchange Commission on October 20, 2006 (the “Original Filing”), is being filed by Health Care REIT, Inc. (the “Company”) solely to refile Exhibit 12 to correct inadvertent typographical errors.
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
HEALTH CARE REIT, INC.

Date: October 26, 2006	By:	/s/ George L. Chapman
George L. Chapman,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2006	By:	/s/ Scott A. Estes

Scott A. Estes,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2006	By:	/s/ Paul D. Nungester, Jr.

Paul D. Nungester, Jr.,
Vice President and Controller
(Principal Accounting Officer)

2