Form 10-K
period 2006-12-31
HEALTH CARE REIT INC /DE/
filed 2007-03-01
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
Commission File No. 1-8923

HEALTH CARE REIT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1096634 (I.R.S. Employer Identification Number)
One SeaGate, Suite 1500, Toledo, Ohio (Address of principal executive office)	43604 (Zip Code)

(419) 247-2800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange
7.875% Series D Cumulative Redeemable Preferred Stock, $1.00 par value	New York Stock Exchange
7.625% Series F Cumulative Redeemable Preferred Stock, $1.00 par value	New York Stock Exchange
7.5% Series G Cumulative Convertible Preferred Stock, $1.00 par value	New York Stock Exchange

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

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,185,114,647.

As of February 16, 2007, there were 73,535,305 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 3, 2007, are incorporated by reference into Part III.

HEALTH CARE REIT, INC.
2006 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	26
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	32
Item 3.	Legal Proceedings	34
Item 4.	Submission of Matters to a Vote of Security Holders	34

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 6.	Selected Financial Data	37
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 8.	Financial Statements and Supplementary Data	62
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	91
Item 9A.	Controls and Procedures	91
Item 9B.	Other Information	94

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	94
Item 11.	Executive Compensation	94
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	94
Item 13.	Certain Relationships and Related Transactions and Director Independence	94
Item 14.	Principal Accountant Fees and Services	94

PART IV
Item 15.	Exhibits and Financial Statement Schedules	95
EX-10.39
EX-21
EX-23
EX-24.1
EX-24.2
EX-24.3
EX-24.4
EX-24.5
EX-24.6
EX-24.7
EX-24.8
EX-24.9
EX-24.10
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.	Business

General

Health Care REIT, Inc., a Delaware corporation, is a self-administered, equity real estate investment trust that invests across the full spectrum of senior housing and health care real estate, including independent living/continuing care retirement communities, assisted living facilities, skilled nursing facilities, hospitals, long-term acute care hospitals and medical office buildings. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care properties. Through the Windrose Medical Properties Division, we have property management capabilities and expertise in the medical office and hospital sector. Through our HADC subsidiary, we offer project management, facility planning and property development services. As of December 31, 2006, we had $4,132,749,000 of net real estate investments, inclusive of credit enhancements, in 578 properties located in 37 states. At that date, the portfolio included 204 assisted living facilities, 221 skilled nursing facilities, 47 independent living/continuing care retirement communities, 89 medical office buildings and 17 specialty care facilities.

Our primary objectives are to protect stockholder capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders as a result of annual increases in rental and interest income and portfolio growth. To meet these objectives, we invest in the full spectrum of senior housing and health care real estate and diversify our investment portfolio by property type, operator/tenant and geographic location.

Depending on the availability and cost of external capital, we anticipate investing in additional properties and providing loans to qualified obligors. Capital for future investments may be provided by borrowing under our unsecured lines of credit arrangements, public or private offerings of debt or equity securities, or the incurrence or assumption of secured indebtedness.

References herein to “we,” “us,” “our” or the “Company” refer to Health Care REIT, Inc. and its subsidiaries unless specifically noted otherwise.

Windrose Medical Properties Trust Merger

On December 20, 2006, we completed our merger with Windrose Medical Properties Trust, a self-managed real estate investment trust based in Indianapolis, Indiana. The aggregate purchase price was approximately $1,018,345,000, including direct acquisition costs of approximately $29,918,000. The Windrose merger diversified our portfolio of investments throughout the health care delivery system. Windrose shareholders received approximately 9,679,000 shares of our common stock (valued at $41.00 per share) and Windrose preferred shareholders received 2,100,000 shares of our 7.5% Series G Cumulative Convertible Preferred Stock (valued at $29.58 per share). Additionally, our investment in Windrose includes $183,139,000 of cash provided to Windrose to extinguish secured debt, the assumption of $301,641,000 of debt and the assumption of other liabilities and minority interests totaling $44,683,000. The results of operations for Windrose have been included in our consolidated results of operations from the date of acquisition.

Portfolio of Properties

The following table summarizes our portfolio as of December 31, 2006:

	Investments(1)	Percentage of	Revenues(2)	Percentage of	Number of	# Beds/Units	Investment per	Operators/
Type of Property	(In thousands)	Investments	(In thousands)	Revenues(2)	Properties	or Sq. Ft.	metric (3)	Tenants	States

Independent living/CCRCs	$533,950	13%	$39,475	12%	47	5,887 units	$123,073 unit	18	19
Assisted living facilities	1,024,219	25%	107,165	33%	204	12,538 units	90,697 unit	25	33
Skilled nursing facilities	1,414,115	34%	157,945	48%	221	30,218 beds	47,279 bed	22	28
Medical office buildings	900,132	22%	3,247	1%	89	3,297,370 sq. ft.	273 sq. ft.	642	12
Specialty care facilities	260,333	6%	16,632	5%	17	1,351 beds	210,969 bed	9	9
Other income			3,924	1%

Totals	$4,132,749	100%	$328,388	100%	578

(1)	Investments include real estate investments and credit enhancements which amounted to $4,130,299,000 and $2,450,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2006.

(3)	Investment per metric was computed by using the total investment amount of $4,475,503,000 which includes real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $4,130,299,000, $2,450,000 and $342,754,000, respectively.

Property Types

Our primary property types include investment properties and operating properties. Investment properties are those in which we do not participate in the management of the property and include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and specialty care facilities. Our operating properties are those in which we are responsible for the management of the property and are primarily medical office buildings. Our properties include stand-alone facilities that provide one level of service, combination facilities that provide multiple levels of service, and communities or campuses that provide a wide range of services. The following is a summary of our various property types.

Assisted Living Facilities

Assisted living facilities are state regulated rental properties that provide the same services as independent living facilities, but also provide supportive care from trained employees to residents who require assistance with activities of daily living, including management of medications, bathing, dressing, toileting, ambulating and eating.

Alzheimer’s/Dementia Care Facilities  Certain assisted living facilities may include state licensed settings that specialize in caring for those afflicted with Alzheimer’s disease and/or similar forms of dementia.

Skilled Nursing Facilities

Skilled nursing facilities are licensed daily rate or rental properties where the majority of individuals require 24-hour nursing and/or medical care. Generally, these properties are licensed for Medicaid and/or Medicare reimbursement.

Independent Living/Continuing Care Retirement Communities

These communities may include one or more of the following property types.

Continuing Care Retirement Communities   Continuing care retirement communities include a combination of detached homes, an independent living facility, an assisted living facility and/or a skilled nursing facility on one campus. These communities are appealing to residents because there is no need for relocating when health and medical needs change. Resident payment plans vary, but can include entrance fees, condominium fees and rental fees.

Active Adult Communities  Active adult communities contain primarily for-sale single-family homes, townhomes, cluster homes, mobile homes and/or condominiums with no specialized services. These communities are typically restricted or targeted to adults at least 55 years of age or older. Residents generally lead an independent lifestyle. Communities may include amenities such as a clubhouse, golf course and recreational spaces.

Independent Living Facilities  Independent living facilities are age-restricted multifamily properties with central dining facilities that provide residents access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities.

Specialty Care Facilities

Our specialty care facilities include acute care hospitals, long-term acute care hospitals and other specialty care hospitals. Acute care hospitals provide a wide range of inpatient and outpatient services, including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Long-term acute care hospitals provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Other specialty care hospitals provide specialized inpatient and outpatient care for specific illnesses or diseases, including, among others, orthopedic, neurosurgical and behavioral care.

Medical Office Buildings

Medical office buildings are office and clinic facilities, often located near hospitals or on hospital campuses, specifically constructed and designed for the use of physicians and other health care personnel to provide services to their patients. They may also include ambulatory surgery centers that are used for general or specialty surgical procedures not requiring an overnight stay in a hospital. Medical office buildings typically contain sole and group physician practices and may provide laboratory and other patient services.

Investments

We invest across the full spectrum of senior housing and health care real estate. We diversify our investment portfolio by property type, operator/tenant and geographic location. In determining whether to invest in a property, we focus on the following: (1) the experience of the tenant’s or borrower’s management team; (2) the historical and projected financial and operational performance of the property; (3) the credit of the tenant or borrower; (4) the security for the lease or loan; and (5) the capital committed to the property by the tenant or borrower. We conduct market research and analysis for all potential investments. In addition, we review the value of all properties, the interest rates and covenant requirements of any debt to be assumed and the anticipated sources of repayment of any existing debt that is not to be assumed.

We monitor our investments through a variety of methods determined by the type of property and operator/tenant. Our asset management process generally includes review of monthly financial statements and other operating data for each property, periodic review of obligor creditworthiness, periodic property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks.

Through asset management and research, we evaluate the operating environment in each property’s market to determine whether payment risk is likely to increase. When we identify unacceptable levels of payment risk, we seek to mitigate, eliminate or transfer the risk. We categorize the risk as obligor, property or market risk. For obligor risk, we typically find a substitute operator/tenant to run the property. For property risk, we usually work with the operator/tenant to institute property-level management changes to address the risk. Finally, for market risk, we often encourage an obligor to change its capital structure, including refinancing the property or raising additional equity. Through these asset management and research efforts, we are generally able to intervene at an early stage to address payment risk, and in so doing, support both the collectibility of revenue and the value of our investment.

Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders.

Investment Properties

Our investment properties are those in which we do not participate in the management of the property and are primarily land, building, improvements and related rights that are leased to operators under long-term operating leases. The net value of our investment properties aggregated approximately $2,823,331,000 at December 31, 2006. The leases generally have a fixed contractual term of 12 to 15 years and contain one or more five to 15-year renewal options. Most of our rents are received under triple-net leases requiring the operator to pay rent and all additional charges incurred in the operation of the leased property. The tenants are required to repair, rebuild and maintain the leased properties. Substantially all of these operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.

At December 31, 2006, 86% of our investment properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. This bundling feature benefits us because the tenant cannot limit the purchase or renewal to the better performing properties and terminate the leasing arrangement with respect to the poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature may provide a similar advantage if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject each of its leases. It is our intent that a tenant in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.

We currently provide for the construction of properties for tenants as part of long-term operating leases. We capitalize certain interest costs associated with funds used to pay for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a transaction fee at the commencement of construction. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, site visits by a Company representative prior to advancement of funds. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guaranties. At December 31, 2006, we had outstanding construction investments of $138,222,000 and were committed to providing additional funds of approximately $342,754,000 to complete construction.

Hospital Affiliates Development Corporation (“HADC”) is a taxable REIT subsidiary of the Company that was incorporated in 1989 in Indiana. The primary objective of HADC is to develop quality specialty medical properties for the Company, but HADC also provides a select amount of these services for third-parties, especially those that are expected to be a source of long-term relationships and potential property acquisitions. HADC develops and constructs new “build-to-suit” and multi-tenant facilities. HADC earns fees from third-parties by providing services such as property development, facility planning, medical equipment planning and implementation services, leasing services and property management. As a taxable REIT subsidiary, HADC pays income taxes at regular corporate rates on its taxable income.

Operating Properties

Our operating properties are those in which we are responsible for the property and are typically multi-tenant medical office buildings that are leased to multiple health care providers (typically hospitals and physician practices) under a gross, modified gross or triple-net lease structure. Under a gross or modified gross lease, all or a portion of our operating expenses are not reimbursed by tenants. Accordingly, we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. At

December 31, 2006, 39% of our owned medical office buildings are managed by a third party property management company. At December 31, 2006, 36% of our operating property leases are leased to multiple tenants under gross or modified gross leases pursuant to which we are responsible for certain operating expenses. Substantially all of our leases at operating properties include annual base rent escalation clauses that are either predetermined fixed increases or are a function of an inflation index, and typically have an initial term ranging from one to 20 years, with a weighted average remaining term of approximately five years as of December 31, 2006. Operating property leases are normally credit enhanced by guaranties and/or letters of credit. The net value of our operating properties aggregated approximately $974,298,000 at December 31, 2006.

Mortgage Loans

Our investments in mortgage loans are typically structured to provide us with interest income, principal amortization and transaction fees and are generally secured by a first or second mortgage lien or leasehold mortgage. At December 31, 2006, we had outstanding mortgage loans of $177,615,000. The interest yield (excluding any loans on non-accrual) averaged approximately 9.0% per annum on our outstanding mortgage loan balances. Our yield on mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The mortgage loans outstanding at December 31, 2006 are generally subject to three to 20-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term. Typically, mortgage loans are cross-defaulted and cross-collateralized with other mortgage loans, operating leases or agreements between us and the obligor and its affiliates.

Working Capital Loans

Working capital loans are generally either unsecured or secured by the obligor’s leasehold rights, corporate guaranties and/or personal guaranties. These loans have terms generally ranging from three months to ten years. At December 31, 2006, we had outstanding working capital loans of $16,833,000. The average interest yield (excluding any loans on non-accrual) was approximately 8.7% per annum on our outstanding working capital loan balances. At December 31, 2006, we had provided working capital loans to nine obligors.

Equity Investments

Equity investments consist primarily of investments in private companies where we do not have the ability to exercise influence. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. For investments in public companies, if any, that have readily determinable fair market values, we classify our equity investments as available-for-sale and, accordingly, record these investments at their fair market values with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity. These investments represent a minimal ownership interest in these companies. In connection with the Windrose merger, we assumed a $1,000,000 investment in an unconsolidated subsidiary that holds trust preferred securities and is accounted for under the cost method.

Segment Reporting

Our business consists of two business segments — investment properties and operating properties. For additional information regarding business segments, see Note 18 to our audited consolidated financial statements.

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

Customer Concentrations

The following table summarizes certain information about our customer concentrations as of December 31, 2006 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment(1)	Investment(2)

Concentration by investment:
Emeritus Corporation	50	$353,641	9%
Brookdale Senior Living Inc.	87	284,161	7%
Home Quality Management, Inc.	37	244,449	6%
Life Care Centers of America, Inc.	26	238,610	6%
Merrill Gardens L.L.C.	13	183,841	4%
Remaining portfolio	365	2,828,047	68%

Totals	578	$4,132,749	100%

	Number of	Total	Percent of
	Properties	Revenue(3)	Revenue

Concentration by revenue(4):
Emeritus Corporation	50	$36,878	11%
Brookdale Senior Living Inc.	87	33,581	10%
Home Quality Management, Inc.	37	27,318	8%
Life Care Centers of America, Inc.	26	23,261	7%
Delta Health Group, Inc.	25	22,861	7%
Remaining portfolio	353	180,565	56%
Other income	n/a	3,924	1%

Totals	578	$328,388	100%

(1)	Investments include real estate investments and credit enhancements which amounted to $4,130,299,000 and $2,450,000, respectively.

(2)	Investments with our top five customers comprised 41% of total investments at December 31, 2005.

(3)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2006.

(4)	Revenues from our top five customers were 43% and 46% for the years ended December 31, 2005 and 2004, respectively. All of our top five customers are in our investment properties segment.

Competition

We compete with other real estate investment trusts, real estate partnerships, banks, insurance companies, finance companies, government-sponsored agencies, taxable and tax-exempt bond funds and other investors in the acquisition, development, leasing and financing of health care and senior housing properties. We compete for investments based on a number of factors including rates, financings offered, underwriting criteria and reputation. The operators/tenants of our properties compete on a local and regional basis with operators/tenants of properties that provide comparable services. Operators/tenants compete for patients and residents based on a number of factors including quality of care, reputation, physical appearance of properties, services offered, family preferences, physicians, staff and price. We also face competition from other health care facilities for tenants, such as physicians and other health care providers, that provide comparable facilities and services.

Employees

As of December 31, 2006, we employed 113 full-time employees.

Certain Government Regulations

Health Law Matters — Generally

We invest in assisted living, skilled nursing, independent living facilities/continuing care retirement communities, medical office buildings and specialty care facilities, which represented approximately 25%, 34%, 13%, 22% and 6%, respectively, of our investments at December 31, 2006.

Typically, operators of assisted living and independent living facilities do not receive significant funding from governmental programs and are regulated by the states, not the federal government. Operators of skilled nursing and specialty care facilities are subject to federal and state laws that regulate the type and quality of the medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, distribution of pharmaceuticals, reimbursement and rate, setting and operating policies. In addition, as described below, some of our property operators are subject to extensive laws and regulations pertaining to health care fraud and abuse, including kickbacks, physician self-referrals and false claims. Hospitals, physician group practice clinics, and other health care facilities in our portfolio are subject to extensive federal, state and local licensure, certification, and inspection laws and regulations. Our tenants’ failure to comply with any of these laws could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state health care programs, loss of license or closure of the facility.

Licensing and Certification

The primary regulations that affect assisted living facilities are the states’ licensing laws. In granting and renewing these licenses, the regulatory authorities consider numerous factors relating to a property’s physical plant and operations including, but not limited to, admission and discharge standards and staffing and training. A decision to grant or renew a license is also affected by a property’s record with respect to consumer rights and medication guidelines and rules.

Generally, our skilled nursing and specialty care facilities are required to be licensed on an annual or bi-annual basis and to be certified for participation in the Medicare and Medicaid programs. The failure of our operators to maintain or renew any required license or regulatory approval or the failure to correct serious survey deficiencies could prevent them from continuing operations at a property. In addition, if a property is found out of compliance with the conditions of participation in Medicare, Medicaid or other health care programs, the property may be barred from participation in government reimbursement programs. Any of these occurrences may impair the ability of our operators to meet their obligations to us. If we have to replace a property operator, our ability to replace the operator may be affected by federal and state rules and policies governing changes in control. This may result in payment delays, an inability to find a replacement operator, a significant working capital commitment from us to a new operator or other difficulties.

Reimbursement

Assisted Living Facilities.  Approximately 33% of our revenues for the year ended December 31, 2006, were attributable to assisted living facilities. The majority of the revenues received by the operators of our assisted living facilities are from private pay sources. The remaining revenue source is primarily Medicaid waiver programs. As a part of the Omnibus Budget Reconciliation Act (“OBRA”) of 1981, Congress established a waiver program enabling some states to offer Medicaid reimbursement to assisted living facilities as an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 permit states to seek a waiver from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for assisted living and home health. At December 31, 2006, seven of our 25 assisted living operators received Medicaid reimbursement pursuant to Medicaid waivers programs. For the twelve months ended September 30, 2006, approximately 13% of the revenues at our assisted living facilities were from Medicaid reimbursement.

Rates paid by self-pay residents are set by the facilities and are largely determined by local market conditions and operating costs. Generally, facilities receive a higher payment per day for a private pay resident than for a Medicaid beneficiary who requires a comparable level of care. The level of Medicaid reimbursement varies from state to state. Thus, the revenues generated by operators of our assisted living facilities may be adversely affected by payor mix, acuity level, and changes in Medicaid eligibility and reimbursement levels. In addition, a state could lose its Medicaid waiver and no longer be permitted to utilize Medicaid dollars to reimburse for assisted living services. Changes in revenues could in turn have a material adverse effect on an operator’s ability to meet its obligations to us.

Skilled Nursing Facilities and Specialty Care Facilities.  Skilled nursing and specialty care facilities typically receive most of their revenues from Medicare and Medicaid, with the balance representing private pay, including private insurance. Consequently, changes in federal or state reimbursement policies may also adversely affect an operator’s ability to cover its expenses, including our rent or debt service. Skilled nursing and specialty care facilities are subject to periodic pre- and post-payment reviews and other audits by federal and state authorities. A review or audit of claims of a property operator could result in recoupments, denials or delays of payments in the future, which could have a material adverse effect on the operator’s ability to meet its obligations to us. Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our property operators for potential adjustments to reimbursements for payor settlements. Due to budgetary constraints, governmental payors may limit or reduce payments to skilled nursing and specialty care facilities. As a result of government reimbursement programs being subject to such budgetary pressures and legislative and administrative actions, an operator’s ability to meet its obligations to us may be significantly impaired.

Medicare Reimbursement and Skilled Nursing Facilities.  For the twelve months ended September 30, 2006, approximately 29% of the revenues at our skilled nursing facilities (which comprised 48% of our revenues for the year ended December 31, 2006) were from Medicare reimbursement. In an effort to reduce federal spending on health care, the Balanced Budget Act of 1997 (“BBA”) fundamentally altered Medicare payment methodologies for skilled nursing facilities by mandating the institution of the skilled nursing property prospective payment system. The prospective payment system caused Medicare per diem reimbursement for skilled nursing property services to decrease. The reductions in Medicare payments resulted in immediate financial difficulties for skilled nursing facilities and caused a number of operators to seek bankruptcy protection. The federal government subsequently passed legislation to lessen the negative financial impact from the prospective payment system. These payment increases have since expired.

Skilled nursing facilities received a 3.1% inflationary market basket increase in Medicare payments for federal fiscal year 2007, which represents $560 million of additional Medicare spending. However, Section 5004 of the Deficit Reduction Act of 2005 (“DRA”) reduced Medicare reimbursement to skilled nursing facilities for bad debt costs. Section 5008 of the DRA directs the Secretary (as defined in that statute) to conduct a demonstration program beginning January 1, 2008 assessing the costs and outcomes of patients discharged from hospitals in a variety of post-acute care settings, including skilled nursing facilties, home care and other settings. The outcome of that demonstration program could lead to significant changes in Medicare coverage and reimbursement for post-acute care. It is not known how either the deomonstration program, or as yet unannounced changes in Medicare reimbursement, might impact tenants of the Company’s properties.

The moratorium on the therapy caps for Part B outpatient rehabilitation services, which had applied through December 31, 2005, expired. The therapy caps were mandated by the BBA. The annual payment cap of $1,780 per patient applies to occupational therapy and a separate $1,780 cap applies to speech and physical therapy. Patients exceeding the cap will be able to obtain additional Medicare coverage through a waiver program if the therapy is deemed medically necessary; however, the program is set to expire in December 2007. Otherwise, the patient would need to use private funds to pay for the cost of therapy above the caps.

Medicare Reimbursement and Specialty Care Facilities.  For the twelve months ended September 30, 2006, approximately 59% of the revenues at our specialty care facilities (which comprised 5% of our revenues for the year ended December 31, 2006) were from Medicare. Specialty care facilities generally are reimbursed by Medicare under either the diagnosis related group prospective payment system reimbursement methodology for inpatient hospitals, or the long-term acute care hospital prospective payment system for long-term acute care hospitals. Acute care hospitals provide a wide range of inpatient and outpatient services including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Long-term acute care hospitals provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities.

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

Medicaid Reimbursement.  Medicaid is a major payor source for residents in our skilled nursing and specialty care facilities. For the twelve months ended September 30, 2006, approximately 53% of the revenues of our skilled nursing facilities and 25% of the revenues of our specialty care facilities were attributable to Medicaid payments. The federal government and the states share responsibility for financing Medicaid. The federal matching rate, known as the Federal Medical Assistance Percentage, varies by state based on relative per capita income. On average, Medicaid is the largest component of total state spending, representing approximately 22.2% of total state spending. The percentage of Medicaid dollars used for long-term care varies from state to state due in part to different ratios of elderly population and eligibility requirements. With certain federal guidelines, states have a wide range of discretion to determine eligibility and reimbursement methodology. Many states reimburse long-term care facilities using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care. Reasonable costs typically include allowances for staffing, administrative and general, and property and equipment (e.g., real estate taxes, depreciation and fair rental).

In most states, Medicaid does not fully reimburse the cost of providing skilled nursing services. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits. States in which we have skilled nursing property investments increased their per diem Medicaid rates roughly 3.5% on average for fiscal year 2007. Four of our states effectively froze rates in fiscal year 2007, which impacts profitability to the extent that expenses continue to rise. In addition, Medicaid rates may decline if revenues in a particular state are not sufficient to fund budgeted expenditures.

The Medicare Part D drug benefit became effective January 1, 2006. The direct impact on nursing facilities is that residents dually eligible for Medicare (and enrolled in one of the new Part D Plans) and Medicaid now receive reimbursement for drugs through Medicare Part D rather than through Medicaid. Participants began enrolling in the new Part D prescription drug plans on November 15, 2005. Part D will result in increased administrative responsibilities for nursing home operators because residents have the choice of multiple prescription drug plans. Operators may also experience increased expenses to the extent that patients’ drugs are not covered by their prescription drug plan formulary.

The reimbursement methodologies applied to health care facilities continue to evolve. Federal and state authorities have considered and may seek to implement new or modified reimbursement methodologies that may negatively impact health care property operations. The impact of any such change, if implemented, may result in a material adverse effect on our skilled nursing and specialty care property operations. No assurance can be given that current revenue sources or levels will be maintained. Accordingly, there can be no assurance that payments under a government reimbursement program are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. As a result, an operator’s ability to meet its obligations to us could be adversely impacted.

Other Related Laws

Skilled nursing and specialty care facilities (and assisted living facilities that receive Medicaid payments) are subject to federal, state and local laws and regulations that govern the operations and financial and other arrangements that may be entered into by health care providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by governmental programs. Other laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Still other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violation of these laws and regulations may include, but are not limited to, criminal and/or civil penalties and fines and a loss of licensure and immediate termination of governmental payments. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including disqualification from participation in the Medicare and Medicaid programs. In the ordinary course of its business, a property operator is regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations.

Each skilled nursing and specialty care property (and any assisted living property that receives Medicaid payments) is subject to the federal anti-kickback statute that generally prohibits persons from offering, providing, soliciting or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal health care program such as the Medicare and Medicaid programs. Skilled nursing and specialty care facilities are also subject to the federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs. Further, skilled nursing and specialty care facilities (and assisted living facilities that receive Medicaid payments) are subject to substantial financial penalties under the Civil Monetary Penalties Act and the False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” provisions. Private enforcement of health care fraud has increased due in large part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees. Recent action under the federal False Claims Act have asserted claims for treble damages and up to $11,000 per claim on the basis of the alleged failure of a property to meet applicable regulations relating to the operation of the property. Prosecutions, investigations or qui tam actions could have a material adverse effect on a property operator’s liquidity, financial condition and results of operations which could adversely affect the ability of the operator to meet its obligations to us. Finally, various state false claim and anti-kickback laws also may apply to each property operator. Violation of any of the foregoing statutes can result in criminal and/or civil penalties that could have a material adverse effect on the ability of an operator to meet its obligations to us.

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

Finally, government investigation and enforcement of health care laws has increased dramatically over the past several years and is expected to continue. Some of these enforcement actions represent novel legal theories and expansions in the application of false claims laws. The costs for an operator of a health care property associated with both defending such enforcement actions and the undertakings in settlement agreements can be substantial and could have a material adverse effect on the ability of an operator to meet its obligations to us.

Environmental Laws

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect health care facility operations or special medical properties. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender (such as the Company) may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefor could exceed the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce our revenue.

Taxation

Federal Income Tax Considerations

The following summary of the taxation of the Company and the material federal tax consequences to the holders of our debt and equity securities is for general information only and is not tax advice. This summary does not address all aspects of taxation that may be relevant to certain types of holders of stock or securities (including, but not limited to, insurance companies, tax-exempt entities, financial institutions or broker-dealers, persons holding shares of common stock as part of a hedging, integrated conversion, or constructive sale transaction or a straddle, traders in securities that use a mark-to-market method of accounting for their securities, investors in pass-through entities and foreign corporations and persons who are not citizens or residents of the United States).

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

Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K and the documents incorporated by reference contain statements that constitute “forward-looking statements” as that term is defined in the federal securities laws. These forward-looking statements include, but are not limited to, those regarding:

•	the possible expansion of our portfolio;

•	the sale of properties;

•	the performance of our operators/tenants and properties;

•	our ability to enter into agreements with new viable tenants for properties that we take back from financially troubled tenants, if any;

•	our ability to retain or increase occupancies in our medical office buildings at similar or higher rates;

•	our ability to make distributions to stockholders;

•	our policies and plans regarding investments, financings and other matters;

•	our tax status as a real estate investment trust;

•	our ability to appropriately balance the use of debt and equity;

•	our ability to access capital markets or other sources of funds; and

•	our ability to meet our earnings guidance.

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

•	the status of the economy;

•	the status of capital markets, including prevailing interest rates;

•	issues facing the health care industry, including compliance with, and changes to, regulations and payment policies and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance;

•	changes in financing terms;

•	competition within the health care and senior housing industries;

•	negative developments in the operating results or financial condition of operators, including, but not limited to, their ability to pay rent and repay loans;

•	our ability to transition or sell facilities with profitable results;

•	the failure to make new investments as and when anticipated;

•	the failure of closings to occur as and when anticipated;

•	acts of God affecting our properties;

•	our ability to re-lease space at similar rates as vacancies occur;

•	our ability to timely reinvest sale proceeds at similar rates to assets sold;

•	operator bankruptcies or insolvencies;

•	government regulations affecting Medicare and Medicaid reimbursement rates;

•	liability or contract claims by or against operators;

•	unanticipated difficulties and/or expenditures relating to future acquisitions;

•	environmental laws affecting our properties;

•	changes in rules or practices governing our financial reporting;

•	other legal and operational factors, including REIT qualification and key management personnel recruitment and retention; and

•	the risks described below:

Risk factors related to our operators’ revenues and expenses

Our investment property operators’ revenues are primarily driven by occupancy, Medicare and Medicaid reimbursement, if applicable, and private pay rates. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts and state budget shortfalls. Liability insurance and staffing costs continue to increase for our operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating enough cash to make payments to us, the credit of our operator and the value of other collateral would have to be relied upon.

Risk factors related to obligor bankruptcies

We are exposed to the risk that our obligors may not be able to meet the rent, principal and interest or other payments due us, which may result in an obligor bankruptcy or insolvency, or that an obligor might become subject to bankruptcy or insolvency proceedings for other reasons. Although our operating lease agreements provide us with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, and our loans provide us with the right to terminate any funding obligation, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. An obligor in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive unpaid principal and interest in the case of a loan, and to exercise other rights and remedies.

We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. In some instances, we have terminated our lease with a tenant and relet the property to another tenant. In some of those situations, we have provided working capital loans to and limited indemnification of the new obligor. If we cannot transition a leased property to a new tenant, we may take possession of that property, which may expose us to certain successor liabilities. Should such events occur, our revenue and operating cash flow may be adversely affected.

Transfers of health care facilities may require regulatory approvals and these facilities may not have efficient alternative uses

Transfers of health care facilities to successor operators may be subject to regulatory approvals that are not required for transfers of other types of real estate. The replacement of an operator could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. Alternatively, given the specialized nature of our facilities, we may be required to spend substantial time and funds to adapt these properties to other uses. If we are unable to timely transfer properties to successor operators or find efficient alternative uses, our revenue and operations may be adversely affected.

Risk factors related to government regulations

Our obligors’ businesses are affected by government reimbursement and private payor rates. To the extent that an operator/tenant receives a significant portion of its revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such property. In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures. Health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our obligors and properties. There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any property operator, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor’s liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us. See “Item 1 — Business — Certain Government Regulations — Reimbursement” above.

Our operators and tenants generally are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. Our operators’ or tenants’ failure to comply with any of these laws could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state health care programs, loss of license or closure of the facility. Such actions may have an effect on our operators’ or tenants’ ability to make lease payments to us and, therefore, adversely impact us.

Many of our medical properties may require a license and/or certificate of need to operate. Failure to obtain a license or certificate of need, or loss of a required license or certificate of need would prevent a facility from operating in the manner intended by the operators or tenants. These events could materially adversely affect our operators’ or tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of health care facilities, by requiring a certificate of need or other similar approval.

Risk factors related to liability claims and insurance costs

Long-term care property operators (skilled nursing facilities, assisted living facilities, and independent living/continuing care retirement communities) have experienced substantial increases in both the number and size of patient care liability claims in recent years, particularly in the states of Texas and Florida. As a result, general and professional liability costs have increased and may continue to increase. Long-term care liability insurance rates are increasing nationwide because of large jury awards. Over the past four years, both Texas and Florida have adopted skilled nursing property liability laws that modify or limit tort damages. Despite some of these reforms, the long-term care industry overall continues to experience very high general and professional liability costs. Insurance companies have responded to this claims crisis by severely restricting their capacity to write long-term care general and professional liability policies. No assurances can be given that the climate for long-term care general and professional liability insurance will improve in any of the foregoing states or any other states where the property operators conduct business. Insurance companies may continue to reduce or stop writing general and professional liability policies for long-term care facilities. Thus, general and professional liability insurance coverage may be restricted or very costly, which may adversely affect the property operators’ future operations, cash flows and financial condition, and may have a material adverse effect on the property operators’ ability to meet their obligations to us.

Risk factors related to acquisitions

We are exposed to the risk that our future acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide construction funding to an operator/tenant and the project is not completed, we may need to take steps to ensure completion of the project. Moreover, if we issue equity securities or incur additional debt, or both, to finance future acquisitions, it may reduce our per share financial results. These costs may negatively affect our results of operations.

Risk factors related to environmental laws

Under various federal and state laws, owners or operators of real estate may be required to respond to the presence or release of hazardous substances on the property and may be held liable for property damage, personal injuries or penalties that result from environmental contamination or exposure to hazardous substances. We may become liable to reimburse the government for damages and costs it incurs in connection with the contamination. Generally, such liability attaches to a person based on the person’s relationship to the property. Our tenants or borrowers are primarily responsible for the condition of the property. Moreover, we review environmental site assessments of the properties that we own or encumber prior to taking an interest in them. Those assessments are designed to meet the “all appropriate inquiry” standard, which we believe qualifies us for the innocent purchaser defense if environmental liabilities arise. Based upon such assessments, we do not believe that any of our properties are subject to material environmental contamination. However, environmental liabilities may be present in our properties and we may incur costs to remediate contamination, which could have a material adverse effect on our business or financial condition or the business or financial condition of our obligors.

Risk factors related to facilities that require entrance fees

Certain of our senior housing facilities require the payment of an upfront entrance fee by the resident, a portion of which may be refundable by the operator. Some of these facilities are subject to substantial oversight by state regulators. As a result of this oversight, residents of these facilities may have a variety of rights, including, for example, the right to cancel their contracts within a specified period of time and certain lien rights. The oversight and rights of residents within these facilities may have an effect on the revenue or operations of the operators of such facilities and therefore may negatively impact us.

Risk factors related to facilities under construction or development

At any given time, we may be in the process of constructing one or more new facilities that ultimately will require a license before they can be utilized by the operator for their intended use. The operator also will need to obtain Medicare and Medicaid provider agreements or third party payor contracts. In the event that the operator is unable to obtain the necessary licensure, provider agreements on contracts after the completion of construction, there is a risk that we will not be able to earn any revenues on the facility until either the initial operator obtains a license to operate the new facility and the necessary provider agreements or contracts or we can find and contract with a new operator that is able to obtain a license to operate the facility for its intended use and the necessary provider agreements or contracts.

In connection with our renovation, redevelopment, development and related construction activities, we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations. These factors could result in increased costs or our abandonment of these projects. In addition, we may not be able to obtain financing on favorable terms, which may render us unable to proceed with our development activities, and we may not be able to complete construction and lease-up of a property on schedule, which could result in increased debt service expense or construction costs.

Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for significant cash returns. Because we are required to make cash distributions to our stockholders, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund such distributions. Newly developed and acquired properties may not produce the cash flow that we expect, which could adversely affect our overall financial performance.

In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates. If our financial projections with respect to a new property are inaccurate, and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in analyzing our investment. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property.

We do not know if our tenants will renew their existing leases, and if they do not, we may be unable to lease the properties on as favorable terms, or at all

We cannot predict whether our tenants will renew existing leases at the end of their lease terms, which expire at various times through 2021. If these leases are not renewed, we would be required to find other tenants to occupy those properties. There can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all.

Our ownership of properties through ground leases exposes us to the loss of such properties upon breach or termination of the ground leases

We have acquired an interest in certain of our properties by acquiring a leasehold interest in the property on which the building is located, and we may acquire additional properties in the future through the purchase of interests in ground leases. As the lessee under a ground lease, we are exposed to the possibility of losing the property upon termination of the ground lease or an earlier breach of the ground lease by us.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties

Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value for any property that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

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

Failure to properly manage our rapid growth could distract our management or increase our expenses

We have experienced rapid growth and development in a relatively short period of time and expect to continue this rapid growth in the future. Our rapid growth has resulted in increased levels of responsibility for our management. Future property acquisitions could place significant additional demands on, and require us to expand, our management, resources and personnel. Our failure to manage any such rapid growth effectively could harm our business and, in particular, our financial condition, results of operations and cash flows, which could negatively affect our ability to make distributions to stockholders. Our rapid growth could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and incur additional debt.

Other risk factors

We are also subject to a number of other risks. First, we might fail to qualify or remain qualified as a REIT. We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate in such a manner. Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of federal taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. Also, if we were not a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required to pay dividends to stockholders amounting to at least the sum of (1) 85% of our REIT ordinary income for such year (other than capital gain that we elect to retain and pay tax on) and (2) any undistributed taxable income from preceding periods. See “Item 1 — Business — Taxation” for a discussion of the provisions of the Internal Revenue Code that apply to us and the effects of non-qualification.

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

We lease our corporate headquarters located at One SeaGate, Suite 1500, Toledo, Ohio 43604. We also lease corporate offices in Florida, Indiana and Tennessee. The following table sets forth certain information regarding the properties that comprise our investments as of December 31, 2006 (dollars in thousands):

	Number of	Number of	Total	Annualized
Property Location	Properties	Beds/Units	Investment(1)	Income(2)

Assisted Living Facilities:
Arizona	4	247	$17,512	$2,231
California	8	592	52,757	7,659
Colorado	1	46	4,161	556
Connecticut	6	591	52,147	5,892
Delaware	1	97	20,537	2,047
Florida	15	1,162	77,213	10,011
Georgia	2	107	4,388	541
Idaho	3	234	14,638	1,710
Illinois	7	560	37,161	1,752
Indiana	2	78	4,898	685
Iowa	1	208	5,974
Kansas	1	120	10,559	1,568
Kentucky	1	80	7,383	871
Louisiana	1	124	7,668	1,437
Maryland	2	164	9,094	1,100
Massachusetts	7	525	66,411	7,892
Mississippi	2	158	13,053	1,560
Montana	3	205	14,869	1,748
Nevada	3	262	24,081	2,965
New Jersey	2	90	7,188	977
New York	3	185	35,451	3,261
North Carolina	41	1,867	174,623	22,353
Ohio	9	627	44,311	4,925
Oklahoma	16	549	19,098	3,139
Oregon	3	123	10,154	1,485
Pennsylvania	2	135	15,580	1,458
South Carolina	5	266	24,485	3,327
Tennessee	4	216	11,329	1,315
Texas	29	1,615	106,377	8,946
Utah	2	138	13,386	1,548
Virginia	4	326	40,019	4,220
Washington	8	472	31,808	3,676
Wisconsin	6	369	45,906	3,219

Total Assisted Living Facilities	204	12,538	1,024,219	116,074

	Number of	Number of	Total	Annualized
Property Location	Properties	Beds/Units	Investment(1)	Income(2)

Skilled Nursing Facilities:
Alabama	8	1,202	$41,516	$4,767
Arizona	3	505	20,369	2,169
Colorado	5	816	47,568	4,424
Connecticut	6	753	21,013	2,298
Florida	45	5,942	318,947	36,255
Georgia	3	499	16,692	1,818
Idaho	3	393	17,298	2,582
Illinois	4	406	26,851	2,550
Indiana	8	865	45,748	4,436
Kansas	1	163	9,228	901
Kentucky	10	1,343	65,340	7,808
Louisiana	7	854	34,905	3,770
Maryland	1	100	3,885	524
Massachusetts	23	3,226	206,277	21,503
Michigan	1	99	4,431	438
Mississippi	11	1,527	48,663	5,571
Missouri	3	407	23,709	1,991
Nevada	1	60	1,984	440
New Hampshire	1	68	4,514	529
New Jersey	1	176	4,643	529
Ohio	21	2,797	184,092	18,634
Oklahoma	3	668	21,056	2,415
Oregon	1	111	4,174	639
Pennsylvania	5	734	26,943	3,498
Tennessee	22	3,025	121,490	16,429
Texas	21	3,043	76,967	8,741
Utah	1	120	7,633	745
Virginia	2	316	8,179	1,194

Total Skilled Nursing Facilities	221	30,218	1,414,115	157,598

Independent Living / CCRC Facilities:
Arizona	2	376	12,954	1,332
California	7	1,118	147,284	9,512
Colorado	2	373	33,228	1,773
Florida	3	547	65,762	7,420
Georgia	3	226	19,294	2,603
Idaho	1	254	13,616	1,791
Illinois	1	89	6,498	796
Indiana	3	541	42,918	1,436
Kansas	1	107	12,400	—
Maryland	3	—	9,379	750
Massachusetts	3	—	10,556	1,070
Missouri	1	65	6,000	540
Montana	1	18	1,964	223
Nevada	1	103	7,805	1,031
New York	2	108	11,196	1,259
North Carolina	2	349	23,055	2,021
Pennsylvania	1	—	5,350	428
South Carolina	7	1,011	79,998	6,804
Texas	2	532	19,217	2,326
Washington	1	70	5,476	530

Total Independent Living/CCRC Facilities	47	5,887	533,950	43,645

	Number of		Total	Annualized
Property Location	Properties	Sq. Ft.	Investment(1)	Income(2)

Medical Office Buildings:
Alabama	5	303,306	$44,813	$4,672
Arizona	1	152,600	48,057	5,034
California	5	269,913	89,897	6,772
Florida	24	836,104	243,668	17,254
Georgia	14	311,003	84,102	6,599
Illinois	3	71,345	17,269	1,709
North Carolina	10	154,930	34,051	2,533
New Jersey	3	116,451	32,543	4,644
Nevada	6	259,579	90,458	7,628
New York	1	100,496	20,873	2,926
Tennessee	4	129,737	35,401	3,511
Texas	13	591,906	159,000	10,547

Total Medical Office Buildings	89	3,297,370	900,132	73,829

		Number of Beds/Units
Specialty Care Facilities:
California	1	231	7,472	523
Idaho	1	60	4,849	—
Illinois	1	72	49,077	5,573
Indiana	1	50	2,110	60
Louisiana	1	50	9,685	744
Massachusetts	3	493	46,124	5,194
Ohio	1	55	27,540	3,905
Oklahoma	2	91	11,568	1,102
Texas	6	249	101,908	10,625

Total Specialty Care Facilities	17	1,351	260,333	27,726

Total All Properties:	578		$4,132,749	$418,872

(1)	Investments include real estate investments and credit enhancements which amounted to $4,130,299,000 and $2,450,000, respectively.

(2)	Reflects contract rate of interest for loans, annual straight-line rent for leases with fixed escalators or annual cash rent for leases with contingent escalators, net of collectibility reserves if applicable.

Item 3.	Legal Proceedings

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

There were 5,802 stockholders of record as of February 16, 2007. The following table sets forth, for the periods indicated, the high and low prices of our common stock on the New York Stock Exchange, as reported on the Composite Tape, and common dividends paid per share:

	Sales Price		Dividends
	High	Low	Paid

2006
First Quarter	$38.50	$33.68	$0.620
Second Quarter	38.09	32.80	0.640
Third Quarter	40.12	34.55	0.640
Fourth Quarter	43.02	38.60	0.9809	(1)
2005
First Quarter	$38.04	$31.15	$0.600
Second Quarter	37.99	31.69	0.620
Third Quarter	39.20	35.13	0.620
Fourth Quarter	37.37	33.35	0.620

(1)	Includes $0.3409 prorated dividend paid on December 28, 2006 in connection with the Windrose merger.

Our Board of Directors approved a new quarterly dividend rate of $0.66 per share of common stock per quarter, commencing with the May 2007 dividend. Our dividend policy is reviewed annually by the Board of Directors. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors.

On September 29, 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock as partial consideration for an acquisition of assets by us, with the shares valued at $26,500,000 for such purposes. The shares were issued to Southern Assisted Living, Inc. and certain of its shareholders without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended. The shares have a liquidation value of $25 per share. The preferred stock, which has no stated maturity, may be redeemed by us on or after August 15, 2008. The preferred shares are convertible into common stock at a conversion price of $32.66 per share at any time. There were 74,989 of such shares outstanding at December 31, 2006. These shares are not included in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share	or Programs(2)	Programs

October 1, 2006 through October 31, 2006
November 1, 2006 through November 30, 2006
December 1, 2006 through December 31, 2006	3,677	$41.48

Totals	3,677	$41.48

(1)	During the three months ended December 31, 2006, the only securities purchased by the Company were shares of common stock held by employees who tendered owned shares to satisfy the tax withholding on the lapse of certain restrictions on restricted stock.

(2)	No shares were purchased as part of publicly announced plans or programs.

Stockholder Return Performance Presentation

Set forth below is a line graph comparing the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S & P Composite-500 Stock Index and the NAREIT Equity Index. As of December 31, 2006, 138 companies comprised the NAREIT Equity Index. The Index consists of REITs identified by NAREIT as equity (those REITs which have at least 75% of real property investments). Upon written request sent to the Senior Vice President-Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio, 43603-1475, we will provide stockholders with the names of the component issuers. The data are based on the closing prices as of December 31 for each of the five years. 2001 equals $100 and dividends are assumed to be reinvested.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
S & P 500	100.00	77.90	100.24	111.15	116.61	135.02
Health Care REIT	100.00	120.70	167.06	185.69	178.34	226.22
NAREIT Equity	100.00	103.82	142.37	187.33	210.12	283.78

Except to the extent that we specifically incorporate this information by reference, the foregoing Stockholder Return Performance Presentation shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. This information shall not otherwise be deemed filed under such acts.

Item 6.	Selected Financial Data

The following selected financial data for the five years ended December 31, 2006 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31,
	2002	2003	2004	2005	2006

Operating Data
Revenues(1)	$130,449	$176,461	$230,482	$273,538	$322,824
Expenses:
Interest expense(1)	32,900	46,516	65,888	77,319	94,802
Depreciation and amortization(1)	27,310	40,277	61,681	74,816	93,131
Property operating expenses					1,115
Other expenses(2)	13,038	17,274	20,391	20,073	30,259
Impairment of assets	2,298	2,792	314
Loss on extinguishment of debt(3)	403			21,484

Total expenses	75,949	106,859	148,274	193,692	219,307
Income before minority interests	54,500	69,602	82,208	79,846	103,517
Minority interests					(13)

Income from continuing operations	54,500	69,602	82,208	79,846	103,504
Income from discontinued operations, net(1)	13,159	13,138	3,163	4,440	(754)

Net income	67,659	82,740	85,371	84,286	102,750
Preferred stock dividends	12,468	9,218	12,737	21,594	21,463
Preferred stock redemption charge		2,790

Net income available to common stockholders	$55,191	$70,732	$72,634	$62,692	$81,287

Other Data
Average number of common shares outstanding:
Basic	36,702	43,572	51,544	54,110	61,661
Diluted	37,301	44,201	52,082	54,499	62,045
Per Share Data
Basic:
Income from continuing operations available to common stockholders	$1.15	$1.32	$1.35	$1.08	$1.33
Discontinued operations, net	0.36	0.30	0.06	0.08	(0.01)

Net income available to common stockholders	$1.50	$1.62	$1.41	$1.16	$1.32

Diluted:
Income from continuing operations available to common stockholders	$1.13	$1.30	$1.33	$1.07	$1.32
Discontinued operations, net	0.35	0.30	0.06	0.08	(0.01)

Net income available to common stockholders	$1.48	$1.60	$1.39	$1.15	$1.31

Cash distributions per common share	$2.34	$2.34	$2.385	$2.46	$2.8809

(1)	In accordance with FASB Statement No. 144, we have reclassified the income and expenses attributable to the properties sold subsequent to January 1, 2002 and attributable to the properties held for sale at December 31, 2006, to discontinued operations for all periods presented. See Note 16 to our audited consolidated financial statements.

(2)	Other expenses include loan expense, provision for loan losses and general and administrative expenses.

(3)	Effective January 1, 2003, in accordance with FASB Statement No. 145, we reclassified the losses on extinguishments of debt in 2002 to income from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4.

	December 31,
	2002	2003	2004	2005	2006

Balance Sheet Data
Net real estate investments	$1,524,457	$1,992,446	$2,441,972	$2,849,518	$4,122,893
Total assets	1,591,482	2,184,088	2,552,171	2,972,164	4,280,610
Total debt	673,703	1,014,541	1,192,958	1,500,818	2,198,001
Total liabilities and minority interest	694,250	1,034,409	1,216,892	1,541,408	2,301,817
Total stockholders’ equity	897,232	1,149,679	1,335,279	1,430,756	1,978,793

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Item 1 — Business” and “Item 1A — Risk Factors” above.

Executive Overview

Business

Health Care REIT, Inc. is a self-administered, equity real estate investment trust that invests in the full spectrum of senior housing and health care real estate. Founded in 1970, we were the first REIT to invest exclusively in health care properties. The following table summarizes our portfolio as of December 31, 2006:

	Investments(1)	Percentage of	Revenues(2)	Percentage of	Number of	# Beds/Units		Investment per		Operators/
Type of Property	(in thousands)	Investments	(in thousands)	Revenues(2)	Properties	or Sq. Ft.		metric (3)		Tenants	States

Independent living/CCRCs	$533,950	13%	$39,475	12%	47	5,887	units	$123,073	unit	18	19
Assisted living facilities	1,024,219	25%	107,165	33%	204	12,538	units	90,697	unit	25	33
Skilled nursing facilities	1,414,115	34%	157,945	48%	221	30,218	beds	47,279	bed	22	28
Medical office buildings	900,132	22%	3,247	1%	89	3,297,370	sq. ft.	273	sq.ft.	642	12
Specialty care facilities	260,333	6%	16,632	5%	17	1,351	beds	210,969	bed	9	9
Other income			3,924	1%

Totals	$4,132,749	100%	$328,388	100%	578

(1)	Investments include real estate investments and credit enhancements which amounted to $4,130,299,000 and $2,450,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2006.

(3)	Investment per metric was computed by using the total investment amount of $4,475,503,000 which includes real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $4,130,299,000, $2,450,000 and $342,754,000, respectively.

Our primary objectives are to protect stockholder capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders as a result of annual increases in rental and interest income and portfolio growth. To meet these objectives, we invest across the full spectrum of senior housing and health care real estate and diversify our investment portfolio by property type, operator/tenant and geographic location.

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. These items represent our primary source of liquidity to fund distributions and are dependent upon our obligors’ continued ability to make contractual rent and interest payments to us. To the extent that our obligors experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property and operator/tenant. Our asset management process includes review of monthly financial statements for each property, periodic review of obligor credit, periodic property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks. Through these asset management and research efforts, we are typically able to intervene at an early stage to address payment risk, and in so doing, support both the collectibility of revenue and the value of our investment.

In addition to our asset management and research efforts, we also structure our investments to help mitigate payment risk. We typically limit our investments to no more than 90% of the appraised value of a property.

Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the obligor and its affiliates.

For the year ended December 31, 2006, rental income and interest income represented 93% and 6%, respectively, of total gross revenues (including discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

Depending upon the availability and cost of external capital, we anticipate investing in additional properties. New investments are generally funded from temporary borrowings under our unsecured lines of credit arrangements, internally generated cash and the proceeds from sales of real property. Our investments generate internal cash from rent and interest receipts and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under the unsecured lines of credit arrangements, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence or assumption of secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments.

Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We expect to complete gross new investments of $1,000,000,000 to $1,200,000,000 in 2007, including acquisitions of $700,000,000 to $800,000,000 and funded new development of $300,000,000 to $400,000,000. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $100,000,000 to $200,000,000 during 2007. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured lines of credit arrangements. At December 31, 2006, we had $36,216,000 of cash and cash equivalents and $515,000,000 of available borrowing capacity under our unsecured lines of credit arrangements. Our investment activity may exceed our borrowing capacity under our unsecured lines of credit. To the extent that we are unable to issue equity or debt securities to provide additional capital, we may not be able to fund all of our potential investments, which could have an adverse effect on our revenues and cash flows from operations.

Key Transactions in 2006

We completed the following key transactions during the year ended December 31, 2006:

•	our Board of Directors increased our quarterly dividend to $0.64 per share, which represented a two cent increase from the quarterly dividend of $0.62 paid for 2005. The dividend declared for the quarter ended December 31, 2006 represented the 143rd consecutive dividend payment;

•	we completed a $1.0 billion merger with Windrose Medical Properties Trust on December 20, 2006;

•	we completed $559,209,000 of gross investments offset by $140,791,000 of investment payoffs;

•	we completed a public offering of 3,222,800 shares of common stock with net proceeds of approximately $109,749,000 in April 2006;

•	we extended our $40,000,000 unsecured line of credit which matured in May 2006 to May 2007 and reduced pricing by 40 basis points;

•	we closed on a $700,000,000 unsecured revolving credit facility to replace our $500,000,000 facility, which was scheduled to mature in June 2008. Among other things, the new facility provides us with additional financial flexibility and borrowing capacity, extends our agreement to July 2009 and adds two new lenders to the bank group in addition to commitment increases by eight of the ten existing lenders; and

•	we issued $345,000,000 of 4.75% convertible notes due December 2026 in November and December 2006.

Windrose Medical Properties Trust Merger

On December 20, 2006, we completed our merger with Windrose Medical Properties Trust, a self-managed real estate investment trust based in Indianapolis, Indiana. The aggregate purchase price was approximately $1,018,345,000, including direct acquisition costs of approximately $29,918,000. The Windrose merger diversified our portfolio of investments throughout the health care delivery system. Windrose shareholders received approximately 9,679,000 shares of our common stock (valued at $41.00 per share) and Windrose preferred shareholders received 2,100,000 shares of our 7.5% Series G Cumulative Convertible Preferred Stock (valued at $29.58 per share). Additionally, our investment in Windrose includes $183,139,000 of cash provided to Windrose to extinguish secured debt, the assumption of $301,641,000 of debt and the assumption of other liabilities and minority interests totaling $44,683,000. The results of operations for Windrose have been included in our consolidated results of operations from the date of acquisition.

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

Operating Performance.  We believe that net income available to common stockholders (“NICS”) is the most appropriate earnings measure. Other useful supplemental measures of our operating performance include funds from operations (“FFO”) and funds available for distribution (“FAD”); however, these supplemental measures are not defined by U.S. generally accepted accounting principals (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion of FFO and FAD and for reconciliations of FFO and FAD to NICS. These earning measures and their relative per share amounts are widely used by investors and analysts in the valuation, comparison and investment recommendations of REITs. The following table reflects the recent historical trends of our operating performance measures (in thousands, except per share data):

	Year Ended
	December 31,	December 31,	December 31,
	2004	2005	2006

Net income available to common stockholders	$72,634	$62,692	$81,287
Funds from operations	146,742	144,293	177,580
Funds available for distribution	136,343	147,730	191,885
Per share data (fully diluted):
Net income available to common stockholders	$1.39	$1.15	$1.31
Funds from operations	2.82	2.65	2.86
Funds available for distribution	2.62	2.71	3.09

Credit Strength.  We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to book capitalization, debt to gross assets and debt to market capitalization. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt. Our coverage ratios include interest coverage ratio and fixed charge coverage ratio. The coverage ratios indicate our ability to service interest and fixed charges (interest plus preferred dividends and secured debt principal amortizations). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain investment grade ratings with Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is discussed in further detail, and reconciled to net income, below in “Non-GAAP Financial Measures.” Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures:

	Year Ended
	December 31,		December 31,		December 31,
	2004		2005		2006

Debt to book capitalization ratio	47%		51%		53%
Debt to market capitalization ratio	34%		40%		39%
Interest coverage ratio	3.22	x	3.06	x	2.97x
Fixed charge coverage ratio	2.66	x	2.37	x	2.39x

Concentration Risk.  We evaluate our concentration risk in terms of asset mix, investment mix, customer mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property. In order to qualify as an equity REIT, at least 75% of our real estate investments must be real property whereby each property, which includes the land, buildings, improvements, intangibles and related rights, is owned by us and leased to an operator pursuant to a long-term operating lease. Investment mix measures the portion of our investments that relate to our various property types. Customer mix measures the portion of our investments that relate to our top five customers. The following table reflects our recent historical trends of concentration risk:

	December 31,	December 31,	December 31,
	2004	2005	2006

Asset mix:
Real property	90%	93%	95%
Loans receivable	10%	7%	5%
Investment mix:
Assisted living facilities	54%	34%	25%
Skilled nursing facilities	39%	44%	34%
Independent/CCRC(1)		15%	13%
Medical office buildings			22%
Specialty care facilities	7%	7%	6%
Customer mix:
Emeritus Corporation	15%	13%	9%
Brookdale Senior Living Inc.			7%
Home Quality Management, Inc.	7%		6%
Life Care Centers of America, Inc.		7%	6%
Merrill Gardens L.L.C.		7%	4%
Southern Assisted Living, Inc.(2)	8%	7%
Commonwealth Communities Holdings LLC	8%	7%
Delta Health Group, Inc.	7%
Remaining portfolio	55%	59%	68%
Geographic mix:
Florida	15%	14%	17%
Texas	6%	8%	11%
Massachusetts	14%	13%	8%
California		7%	7%
Ohio	6%		6%
North Carolina	8%	8%
Remaining portfolio	51%	50%	51%

(1)	As a result of our significant independent living/continuing care retirement community acquisitions in the fourth quarter of 2005, we began to separately disclose this property classification in our portfolio reporting. We adopted the National Investment Center definitions and reclassified certain of our existing facilities to this classification.

(2)	In September 2005, Alterra Healthcare Corporation, one of our tenants, became an indirect wholly-owned subsidiary of Brookdale Senior Living Inc. as a result of Brookdale’s merger with FEBC-ALT Investors LLC. In April 2006, Brookdale completed the acquisition of Southern Assisted Living, Inc.

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

Portfolio Update

Investment Properties

Payment coverages of the operators in our investment property portfolio continue to improve. Our overall payment coverage is at 1.93 times and represents an increase of one basis point from 2005 and 15 basis points from 2004. The following table reflects our recent historical trends of portfolio coverages. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of facilities’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of earnings before interest, taxes, depreciation, amortization, and rent (but after imputed management fees) to contractual rent or interest due us.

	September 30, 2004				September 30, 2005				September 30, 2006
	CBMF		CAMF		CBMF		CAMF		CBMF		CAMF

Independent living/CCRCs					1.43	x	1.21	x	1.41	x	1.21x
Assisted living facilities	1.45	x	1.23	x	1.52	x	1.30	x	1.54	x	1.33x
Skilled nursing facilities	2.11	x	1.62	x	2.18	x	1.61	x	2.17	x	1.55x
Specialty care facilities	2.69	x	2.08	x	3.36	x	2.77	x	2.88	x	2.34x

Weighted averages	1.78	x	1.44	x	1.92	x	1.53	x	1.93	x	1.50x

Operating Properties

Our consolidated financial results for the year ended December 31, 2006 include twelve days of revenues and expenses from operating properties due to the Windrose merger completed on December 20, 2006. The primary performance measure for our operating properties is net operating income (“NOI”) as discussed below in Non-GAAP Financial Measures. For the twelve days ended December 31, 2006, our operating properties generated $2,359,000 of net operating income which represents $3,474,000 of rental income less $1,115,000 of property operating expenses.

Corporate Governance

Maintaining investor confidence and trust has become increasingly important in today’s business environment. Our Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. The Board of Directors adopted and annually reviews its Corporate Governance Guidelines. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on our Web site at www.hcreit.com and from us upon written request sent to the Senior Vice President — Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio, 43603-1475.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2004	Dec. 31, 2005	$	%	Dec. 31, 2006	$	%	$	%

Cash and cash equivalents at beginning of period	$124,496	$19,763	$(104,733)	(84)%	$36,237	$16,474	83%	$(88,259)	(71)%
Cash provided from (used in) operating activities	144,025	173,755	29,730	21%	216,446	42,691	25%	72,421	50%
Cash provided from (used in) investing activities	(507,362)	(449,069)	58,293	(11)%	(560,815)	(111,746)	25%	(53,453)	11%
Cash provided from (used in) financing activities	258,604	291,788	33,184	13%	344,348	52,560	18%	85,744	33%

Cash and cash equivalents at end of period	$19,763	$36,237	$16,474	83%	$36,216	$(21)	0%	$16,453	83%

Operating Activities.  The increases in net cash provided from operating activities are primarily attributable to increases in net income, excluding depreciation and amortization, stock-based compensation and net straight-line rental income. Net income and the provisions for depreciation and amortization increased primarily as a result of net new investments in properties owned by us. See the discussion of investing activities below for additional details. To the extent that we acquire or dispose of additional properties in the future, our net income and provisions for depreciation and amortization will change accordingly.

The following is a summary of our straight-line rent (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2004	Dec. 31, 2005	$	%	Dec. 31, 2006	$	%	$	%

Gross straight-line rental income	$21,936	$13,142	$(8,794)	(40)%	$9,432	$(3,710)	(28)%	$(12,504)	(57)%
Cash receipts due to real property sales	(3,756)	(9,384)	(5,628)	(150)%	(3,544)	5,840	(62)%	212	(6)%
Prepaid rent receipts	(4,388)	(4,485)	(97)	2%	(17,017)	(12,532)	279%	(12,629)	288%
Rental income related to above/below markett leases					60	60	n/a	60	n/a

Cash receipts in excess of (less than) rental income	$13,792	$(727)	$(14,519)	n/a	$(11,069)	$(10,342)	1,423%	$(24,861)	n/a

Gross straight-line rental income represents the non-cash difference between contractual cash rent due and the average rent recognized pursuant to Statement of Financial Accounting Standards No. 13 Accounting for Leases (“SFAS 13”) for leases with fixed rental escalators, net of collectibility reserves, if any. This amount is positive in the first half of a lease term (but declining every year due to annual increases in cash rent due) and is negative in the second half of a lease term. The decrease in gross straight-line rental income is primarily due to annual increases in cash rent due on leases with fixed increases. The increase in non-recurring cash receipts is primarily attributable to cash received upon renegotiation of a lease in connection to the acquisition of Commonwealth Communities Holdings LLC by Kindred Healthcare, Inc. in February 2006.

Investing Activities.  The changes in net cash used in investing activities are primarily attributable to the Windrose merger and net changes in loans receivable and real property investments. The following is a summary of our investment and disposition activities, excluding the Windrose merger (dollars in thousands):

	Year Ended
	December 31, 2004		December 31, 2005		December 31, 2006
	Facilities	Amount	Facilities	Amount	Facilities	Amount

Real property acquisitions:
Assisted living	22	$179,940	4	$47,660	8	$77,600
Skilled nursing	52	338,951	45	262,084	18	148,955
Independent/CCRC			11	230,225	5	56,417
Specialty care			5	51,000
Land parcels						10,250

Total acquisitions	74	518,891	65	590,969	31	293,222
Less:
Assumed debt		(14,555)		(22,309)		(25,049)
Preferred stock issuance

Cash disbursed for acquisitions		504,336		568,660		268,173
Additions to CIP		11,883		8,790		149,843
Capital improvements to existing properties		26,328		21,841		11,167

Total cash invested in real property		542,547		599,291		429,183
Real property dispositions:
Assisted living	4	20,271	15	90,485	12	58,479
Skilled nursing	2	6,076			3	7,827
Independent/CCRC					1	3,095
Specialty care	1	11,220
Land parcels				840		486

Proceeds from real property sales	7	37,567	15	91,325	16	69,887

Net cash investments in real property	67	$504,980	50	$507,966	15	$359,296

Advances on loans receivable:
Investments in new loans		$47,826		$26,554		$75,209
Draws on existing loans		14,062		13,833		11,781

Total investments in loans		61,888		40,387		86,990
Receipts on loans receivable:
Loan payoffs		38,450		82,379		65,002
Principal payments on loans		17,023		16,259		17,253

Total principal receipts on loans		55,473		98,638		82,255

Net cash advances/(receipts) on loans receivable		$6,415		$(58,251)		$4,735

The investment in Windrose primarily represents $183,139,000 of cash provided to Windrose to extinguish secured debt and cash used to pay advisory fees, lender consents and other merger-related costs totaling $15,301,000. These cash uses have been offset by $15,591,000 of cash assumed from Windrose on the merger effective date.

Financing Activities.  The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt, common stock issuances, preferred stock issuances and cash distributions to stockholders.

The following is a summary of our senior unsecured note issuances (dollars in thousands):

Date Issued	Maturity Date	Interest Rate	Face Amount	Net Proceeds

September 2004	November 2013	6.000%	$50,000	$50,708

April 2005	May 2015	5.875%	$250,000	$246,859
November 2005	June 2016	6.200%	300,000	297,194

2005 Totals			$550,000	$544,053

November 2006	December 2006	4.750%	$345,000	$337,517

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

The following is a summary of our common stock issuances (dollars in thousands, except per share amounts):

Date Issued	Shares Issued	Issue Price	Gross Proceeds	Net Proceeds

2004 DRIP	1,532,819	$33.65	$51,575	$51,575

November 2005	3,000,000	$34.15	$102,450	$100,977
2005 DRIP	1,546,959	$34.59	53,505	53,505

	4,546,959		$155,955	$154,482

April 2006	3,222,800	$36.00	$116,021	$109,748
2006 DRIP	1,876,377	$36.34	68,184	68,184

	5,099,177		$184,205	$177,932

In September 2004, we closed on a public offering of 7,000,000 shares of 7.625% Series F Cumulative Redeemable Preferred Stock, which generated net proceeds of approximately $169,107,000. The proceeds were used to repay borrowings under our unsecured lines of credit arrangements and to invest in additional properties.

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increases in dividends are primarily attributable to increases in outstanding common and preferred stock shares as discussed above and increases in our annual common stock dividend per share and the payment of a prorated dividend of $0.3409 in December 2006 in conjunction with the Windrose merger.

The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2004		December 31, 2005		December 31, 2006
	Per Share	Amount	Per Share	Amount	Per Share	Amount

Common Stock	$2.385	$122,987	$2.46	$132,548	$2.8809	$178,365
Series D Preferred Stock	1.97	7,875	1.97	7,875	1.97	7,875
Series E Preferred Stock	1.50	933	1.50	375	1.50	112
Series F Preferred Stock	1.50	3,929	1.91	13,344	1.91	13,344
Series G Preferred Stock					0.0625	132

Totals		$135,724		$154,142		$199,828

Off-Balance Sheet Arrangements

We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At December 31, 2006, our obligation under the letter of credit was $2,450,000.

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on the general trend in interest rates at the applicable dates, our perception of the future volatility of interest rates and our relative levels of variable rate debt and variable rate investments. As of December 31, 2006, we participated in two interest rate swap agreements related to our long-term debt. Our interest rate swaps are discussed below in “Contractual Obligations.”

We have a $52,215,000 liability to a subsidiary trust issuing trust preferred securities that was assumed in the Windrose merger. On March 24, 2006, Windrose’s wholly-owned subsidiary, Windrose Capital Trust I (the “Trust”), completed the issuance and sale in a private placement of $50,000,000 in aggregate principal amount of fixed/floating rate preferred securities. The trust preferred securities mature on March 30, 2036, are redeemable at our option beginning March 30, 2011, and require quarterly distributions of interest to the holders of the trust preferred securities. The trust preferred securities bear a fixed rate per annum equal to 7.22% through March 30, 2011, and a variable rate per annum equal to LIBOR plus 2.05% thereafter.

The common stock of the Trust was purchased by an operating partnership of Windrose for $1,000,000. The Trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common stock to purchase $51,000,000 in aggregate principal amount of unsecured fixed/floating junior subordinated notes due March 30, 2036 issued by an operating partnership. The operating partnership received approximately $49,000,000 in net proceeds, after the payment of fees and expenses, from the sale of the junior subordinated notes to the Trust. In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, we have not consolidated the trust because the operating partnership is not considered the primary beneficiary.

Contractual Obligations

The following table summarizes our payment requirements under contractual obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter

Unsecured lines of credit arrangements(1)	$740,000	$40,000	$700,000	$0	$0
Senior unsecured notes	1,539,830	52,500	42,330	0	1,445,000
Secured debt	378,400	19,199	85,176	62,013	212,012
Trust preferred liability	51,000	0	0	0	51,000
Contractual interest obligations	1,114,788	143,201	254,340	219,379	497,868
Capital lease obligations	0	0	0	0	0
Operating lease obligations	37,378	2,756	4,664	4,005	25,953
Purchase obligations	375,036	80,907	245,924	48,205	0
Other long-term liabilities	0	0	0	0	0

Total contractual obligations	$4,236,432	$338,563	$1,332,434	$333,602	$2,231,833

(1)	Unsecured lines of credit arrangements reflected at 100% capacity.

We have an unsecured credit arrangement with a consortium of twelve banks providing for a revolving line of credit (“revolving credit facility”) in the amount of $700,000,000, which expires on July 26, 2009 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). The agreement specifies that borrowings under the revolving credit facility are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (6.275% at December 31, 2006). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.9% at December 31, 2006. In addition, we pay a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.015% at December 31, 2006. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. We have another unsecured line of credit arrangement with a bank for a total of $40,000,000, which expires May 31, 2007. Borrowings under this line of credit are subject to interest at either the bank’s prime rate of interest (8.25% at December 31, 2006) or 0.9% over LIBOR interest rate, at our option. Principal is due upon expiration of the agreement. At December 31, 2006, we had $225,000,000 outstanding under the unsecured lines of credit arrangements and estimated total contractual interest obligations of $35,196,000. Contractual interest obligations are estimated based on the assumption that the balance of $225,000,000 at December 31, 2006 is constant until maturity at interest rates in effect at December 31, 2006.

We have $1,539,830,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 4.75% to 8.0%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $890,675,000 at December 31, 2006. Additionally, we have 63 mortgage loans totaling with total outstanding principal of $378,400,000, collateralized by owned properties, with annual interest rates ranging from 4.89% to 8.5%, payable monthly. The carrying values of the properties securing the mortgage loans totaled $559,513,000 at December 31, 2006. Total contractual interest obligations on mortgage loans totaled $146,427,000 at December 31, 2006.

On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6% and pay a variable rate based on six-month

LIBOR plus a spread. At December 31, 2006, total contractual interest obligations were estimated to be $42,490,000 at interest rates in effect at that time.

At December 31, 2006, we had operating lease obligations of $37,378,000 relating to our ground leases at certain of our properties and office space leases.

Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At December 31, 2006, we had outstanding construction financings of $138,222,000 for leased properties and were committed to providing additional financing of approximately $342,754,000 to complete construction. At December 31, 2006, we had contingent purchase obligations totaling $32,282,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

Capital Structure

As of December 31, 2006, we had stockholders’ equity of $1,978,793,000 and a total outstanding debt balance of $2,198,001,000, which represents a debt to total book capitalization ratio of 53%. Our ratio of debt to market capitalization was 39% at December 31, 2006. For the year ended December 31, 2006, our coverage ratio of EBITDA to interest was 2.97 to 1.00. For the year ended December 31, 2006, our coverage ratio of EBITDA to fixed charges was 2.39 to 1.00. Also, at December 31, 2006, we had $36,216,000 of cash and cash equivalents and $515,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.

Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2006, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration that could be triggered by our debt ratings. However, under our unsecured lines of credit arrangements, the ratings on our senior unsecured notes are used to determine the fees and interest payable.

Our senior unsecured notes are rated Baa3 (ratings watch positive), BBB- (stable) and BBB- (positive) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the Company to maintain investment grade status with a commensurate capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

On May 12, 2006, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. Also, as of February  16, 2007, we had an effective registration statement on file in connection with our enhanced DRIP program under which we may issue up to 6,314,213 shares of common stock. As of February 16, 2007, 1,101,020 shares of common stock remained available for issuance under this registration statement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured lines of credit arrangements.

Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2004	Dec. 31, 2005	$	%	Dec. 31, 2006	$	%	$	%

Net income available to common stockholders	$72,634	$62,692	$(9,942)	(14)%	$81,287	$18,595	30%	$8,653	12%
Funds from operations	146,742	144,293	(2,449)	(2)%	177,580	33,287	23%	30,838	21%
Funds available for distribution	136,343	147,730	11,387	8%	191,885	44,155	30%	55,542	41%
EBITDA	236,231	254,731	18,500	8%	300,485	45,754	18%	64,254	27%

The components of the changes in revenues, expenses and other items are discussed in detail below. The following is a summary of certain items that impact the results of operations for the year ended December 31, 2006:

•	$5,213,000 ($0.08 per diluted share) of merger-related expenses;

•	$1,287,000 ($0.02 per diluted share) of additional compensation costs related to accelerated vesting requirements of certain stock-based compensation awards;

•	$1,267,000 ($0.02 per diluted share) of gains on the sales of real property; and

•	$20,561,000 ($0.33 per diluted share) prepaid/straight-line rent cash receipts for FAD only.

The following is a summary of certain items that impact the results of operations for the year ended December 31, 2005:

•	$20,662,000 ($0.38 per diluted share) of net losses on extinguishments of debt;

•	$4,523,000 ($0.08 per diluted share) of additional interest income related to the payoffs of loans that were either on non-accrual or partial accrual and all contractual interest due was received from the borrowers;

•	$3,227,000 ($0.06 per diluted share) of gains on the sales of real property; and

•	$13,869,000 ($0.25 per diluted share) prepaid/straight-line rent cash receipts for FAD only.

The following is a summary of certain items that impact the results of operations for the year ended December 31, 2004:

•	$314,000 ($0.01 per diluted share) of impairment charges;

•	$143,000 ($0.00 per diluted share) of losses on the sales of real property; and

•	$8,144,000 ($0.16 per diluted share) prepaid/straight-line rent cash receipts for FAD only.

The increase in fully diluted average common shares outstanding is primarily the result of the Windrose merger, public and private common stock offerings and common stock issuances pursuant to our DRIP. The following table represents the changes in outstanding common stock for the period from January 1, 2004 to December 31, 2006 (in thousands):

	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2004	2005	2006	Totals

Beginning balance	50,361	52,925	58,125	50,361
Windrose merger			9,679	9,679
Public/private offerings		3,000	3,223	6,223
DRIP issuances	1,533	1,547	1,877	4,957
Preferred stock conversions	369	210		579
Other issuances	662	443	288	1,393

Ending balance	52,925	58,125	73,192	73,192

Average number of common shares outstanding:
Basic	51,544	54,110	61,661
Diluted	52,082	54,449	62,045

Revenues were comprised of the following (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2004	Dec. 31, 2005	$	%	Dec. 31, 2006	$	%	$	%

Rental income	$205,182	$244,997	$39,815	19%	$300,071	$55,074	22%	$94,889	46%
Interest income	22,818	23,993	1,175	5%	18,829	(5,164)	(22)%	(3,989)	(17)%
Other income	2,432	4,548	2,116	87%	3,924	(624)	(14)%	1,492	61%
Prepayment fees	50		(50)	n/a			n/a	(50)	(100)%

Totals	$230,482	$273,538	$43,056	19%	$322,824	$49,286	18%	$92,342	40%

The increase in gross revenues is primarily attributable to increased rental income resulting from the acquisitions of new properties from which we receive rent. See the discussion of investing activities in “Liquidity and Capital Resources” above for further information. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. While this change does not affect our cash flow or our ability to pay dividends, it is anticipated that we will generate additional organic growth and minimize non-cash straight-line rent over time. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.

Interest income decreased in 2006 primarily due to recognition of additional interest income of approximately $4,523,000 in 2005. The additional interest income related to the payoffs of loans that were either on non-accrual or partial accrual and all contractual interest was received from the borrowers. The decrease from 2004 to 2006 is primarily due to the decrease in outstanding loans receivable from $258,734,000 at December 31, 2003 to $194,448,000 at December 31, 2006.

Expenses were comprised of the following (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2004	Dec. 31, 2005	$	%	Dec. 31, 2006	$	%	$	%

Interest expense	$65,888	$77,319	$11,431	17%	$94,802	$17,483	23%	$28,914	44%
Property operating expenses					1,115	1,115	n/a	1,115	n/a
Depreciation and amortization	61,681	74,816	13,135	21%	93,131	18,315	24%	31,450	51%
General and administrative	15,798	16,163	365	2%	26,004	9,841	61%	10,206	65%
Loan expense	3,393	2,710	(683)	(20)%	3,255	545	20%	(138)	(4)%
Impairment of assets	314		(314)	n/a			n/a	(314)	(100)%
Loss on extinguishment of debt		21,484	21,484	100%		(21,484)	(100)%		n/a
Provision for loan losses	1,200	1,200	0	0%	1,000	(200)	(17)%	(200)	(17)%

Totals	$148,274	$193,692	$45,418	31%	$219,307	$25,615	13%	$71,033	48%

The increase in total expenses is primarily attributable to increases in interest expense and the provisions for depreciation and amortization offset by the recognition of losses on extinguishment of debt in 2005. The increases in interest expense are primarily due to higher average borrowings and changes in the amount of capitalized interest offsetting interest expense. If we borrow under our unsecured lines of credit arrangements, issue additional senior unsecured notes or assume additional secured debt, our interest expense will increase.

The following is a summary of our interest expense (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2004	Dec. 31, 2005	$	%	Dec. 31, 2006	$	%	$	%

Senior unsecured notes	$61,216	$63,080	$1,864	3%	$80,069	$16,989	27%	$18,853	31%
Secured debt	11,069	11,769	700	6%	9,641	(2,128)	(18)%	(1,428)	(13)%
Unsecured lines of credit	2,916	9,412	6,496	223%	11,398	1,986	21%	8,482	291%
Capitalized interest	(875)	(665)	210	(24)%	(4,470)	(3,805)	572%	(3,595)	411%
SWAP losses (savings)	(1,770)	(972)	798	(45)%	197	1,169	n/a	1,967	n/a
Discontinued operations	(6,668)	(5,305)	1,363	(20)%	(2,033)	3,272	(62)%	4,635	(70)%

Totals	$65,888	$77,319	$11,431	17%	$94,802	$17,483	23%	$28,914	44%

The change in interest expense on senior unsecured notes is due to the net effect and timing of issuances and extinguishments. See the discussion of financing activities in “Liquidity and Capital Resources” above for further information.

The following is a summary of our senior unsecured notes activity (dollars in thousands):

	Year Ended December 31, 2004		Year Ended December 31, 2005		Year Ended December 31, 2006
		Weighted Average		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$865,000	7.291%	$875,000	7.181%	$1,194,830	6.566%
Debt issued	50,000	6.000%	550,000	6.052%	345,000	4.750%
Debt extinguished	(40,000)	8.090%	(230,170)	7.677%

Ending balance	$875,000	7.181%	$1,194,830	6.566%	$1,539,830	6.159%

Monthly averages	$852,692	7.242%	$961,469	6.829%	$1,244,445	6.494%

The change in interest expense on secured debt is due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our secured debt activity (dollars in thousands):

	Year Ended December 31, 2004		Year Ended December 31, 2005		Year Ended December 31, 2006
		Weighted Average		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$148,184	7.512%	$160,225	7.508%	$107,540	7.328%
Debt assumed	14,555	7.500%	22,309	6.561%	273,893	6.053%
Debt extinguished			(72,309)	7.481%
Principal payments	(2,514)	7.709%	(2,685)	7.584%	(3,033)	7.226%

Ending balance	$160,225	7.508%	$107,540	7.328%	$378,400	6.406%

Monthly averages	$148,141	7.510%	$156,027	7.452%	$144,512	7.021%

The change in interest expense on unsecured lines of credit arrangements is due primarily to higher average interest rates. The following is a summary of our unsecured lines of credit arrangements (dollars in thousands):

	Year Ended December 31
	2004	2005	2006

Balance outstanding at December 31	$151,000	$195,000	$225,000
Maximum amount outstanding at any month end	159,000	318,000	276,000
Average amount outstanding (total of daily principal balances divided by days in year)	54,770	181,232	164,905
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	5.32%	5.19%	6.91%

We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the years ended December 31, 2004, 2005 and 2006 totaled $875,000, $665,000 and $4,470,000, respectively.

On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. We receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. For the year ended December 31, 2006, we incurred $197,000 of losses related to our Swaps that was recorded as an addition to interest expense. For the years ended December 31, 2005, and 2004, we generated $972,000 and $1,770,000, respectively, of savings related to our Swaps that was recorded as a reduction of interest expense.

Property operating expenses represent 12 days of expenses in 2006 related to Windrose’s operating properties acquired on December 20, 2006. These expenses include ground leases, property taxes and other expenses not reimbursed by tenants.

Depreciation and amortization increased primarily as a result of additional investments in properties owned directly by us. See the discussion of investing activities in “Liquidity and Capital Resources” above for further information. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation will change accordingly.

General and administrative expenses as a percentage of revenues (including discontinued operations) for the year ended December 31, 2006, were 8.27% as compared with 5.89% and 6.54% for the same periods in 2005 and 2004, respectively. The 2006 increase is directly attributable to $5,213,000 of merger related expenses and $1,287,000 of accelerated stock-based compensation expenses. The change from 2004 to 2005 is due to increased costs to attract and retain appropriate personnel to achieve our business objectives offset by a decrease in professional service fees and other operating costs as a result of focused expense control.

The change in loan expense was primarily due to increased costs in 2006 related to amending our primary unsecured line of credit arrangement and costs related to the issuance of senior unsecured notes.

During the year ended December 31, 2004, it was determined that the projected undiscounted cash flows from one of our properties did not exceed its related net book value and an impairment charge of $314,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value of the property was determined by an independent appraisal. We did not record any impairment charges for the years ended December 31, 2005 or December 31, 2006.

The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed below in “Critical Accounting Policies.”

Other items were comprised of the following (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2004	Dec. 31, 2005	$	%	Dec. 31, 2006	$	%	$	%

Minority interests					$(13)	$(13)	n/a	$(13)	n/a
Gain (loss) on sales of properties	(143)	3,227	3,370	n/a	1,267	(1,960)	(61)%	1,410	n/a
Discontinued operations, net	3,306	1,213	(2,093)	(63)%	(2,021)	(3,234)	n/a	(5,327)	n/a
Preferred dividends	(12,737)	(21,594)	(8,857)	70%	(21,463)	131	(1)%	(8,726)	69%

Totals	$(9,574)	$(17,154)	$(7,580)	44%	$(22,230)	$(5,076)	30%	$(12,656)	132%

Three assisted living facilities were held for sale at December 31, 2006 and were sold subsequent to year-end. During the years ended December 31, 2004, 2005 and 2006, we sold properties with carrying values of $37,710,000, $88,098,000 and $75,989,000 for net losses of $143,000 and net gains of $3,227,000 and $1,267,000, respectively.

In accordance with Statement of Financial Accounting Standards No. 144, we have reclassified the income and expenses attributable to the properties sold subsequent to January 1, 2002 and attributable to assets held for sale at December 31, 2006 to discontinued operations. These properties generated $3,306,000 and $1,213,000 of income after deducting depreciation and interest expense from rental revenue for the years ended December 31, 2004 and 2005, respectively and a loss of $2,021,000 for the year ended December 31, 2006. Please refer to Note 16 of our audited consolidated financial statements for further discussion.

The increase in preferred dividends is primarily due to the increase in average outstanding preferred shares. The following is a summary of our preferred stock activity:

	Year Ended December 31, 2004		Year Ended December 31, 2005		Year Ended December 31, 2006
		Weighted Average		Weighted Average		Weighted Average
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	4,830,444	7.553%	11,350,045	7.663%	11,074,989	7.704%
Shares issued	7,000,000	7.625%			2,100,000	7.500%
Shares redeemed
Shares converted	(480,399)	6.000%	(275,056)	6.000%

Ending balance	11,350,045	7.663%	11,074,989	7.704%	13,174,989	7.672%

Monthly averages	6,786,481	7.621%	11,245,073	7.679%	11,236,527	7.701%

In conjunction with the acquisition of Windrose Medical Properties Trust in December 2006, we issued 2,100,000 shares of 7.5% Series G Cumulative Convertible Preferred Stock. These shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after June 30, 2010. Each Series G Preferred Share is convertible by the holder into our common stock at a conversion price of $34.93, equivalent to a conversion rate of 0.7157 common shares per Series G Preferred Share. These shares were recorded at $29.58 per share, which was deemed to be the fair value at the date of issuance.

Non-GAAP Financial Measures

We believe that net income available to common stockholders, as defined by U.S. GAAP, is the most appropriate earnings measurement. However, we consider FFO and FAD to be useful supplemental measures of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation from net income. FFO, as defined by NAREIT, means net income, computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FAD represents FFO excluding the net straight-line rental adjustments, rental income related to above/below market leases and amortization of deferred loan expenses and less cash used to fund capital expenditures, tenant improvements and lease commissions.

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

In October 2003, NAREIT informed its member companies that the SEC had changed its position on certain aspects of the NAREIT FFO definition, including impairment charges. Previously, the SEC accepted NAREIT’s view that impairment charges were effectively an early recognition of an expected loss on an impending sale of property and thus should be added back to net income in the calculation of FFO and FAD similar to other gains and losses on sales. However, the SEC’s clarified interpretation is that recurring impairments taken on real property may not be added back to net income in the calculation of FFO and FAD. We have adopted this interpretation and have not added back impairment charges of $314,000, or $0.01 per diluted share, recorded for the year ended December 31, 2004.

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

Net operating income (“NOI”) is used to evaluate the operating performance of certain real estate properties such as medical office buildings. We define NOI as rental revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments, interest expense and discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of our medical office buildings at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our medical office buildings.

The table below reflects the reconciliation of FFO to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization includes provisions for depreciation and amortization from discontinued operations. Amounts are in thousands except for per share data.

	Year Ended
	December 31,	December 31,	December 31,
	2004	2005	2006

FFO Reconciliation:
Net income available to common stockholders	$72,634	$62,692	$81,287
Depreciation and amortization	74,015	84,828	97,564
Loss (gain) on sales of properties	143	(3,227)	(1,267)
Minority interests			(4)
Prepayment fees	(50)

Funds from operations	$146,742	$144,293	$177,580
Average common shares outstanding:
Basic	51,544	54,110	61,661
Diluted	52,082	54,499	62,045
Per share data:
Net income available to common stockholders
Basic	$1.41	$1.16	$1.32
Diluted	1.39	1.15	1.31
Funds from operations
Basic	$2.85	$2.67	$2.88
Diluted	2.82	2.65	2.86

The table below reflects the reconciliation of FAD to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization includes provisions for depreciation and amortization from discontinued operations. Amounts are in thousands except for per share data.

	Year Ended
	December 31,	December 31,	December 31,
	2004	2005	2006

FAD Reconciliation:
Net income available to common stockholders	$72,634	$62,692	$81,287
Depreciation and amortization	74,015	84,828	97,564
Loss (gain) on sales of properties	143	(3,227)	(1,267)
Prepayment fees	(50)
Gross straight-line rental income	(21,936)	(13,142)	(9,432)
Prepaid/straight-line rent receipts	8,144	13,869	20,561
Rental income related to above/(below) market leases, net			(60)
Amortization of deferred loan expenses	3,393	2,710	3,255
Cap Ex, tenant improvements, lease commissions			(21)
Minority interests			(2)

Funds available for distribution	$136,343	$147,730	$191,885
Average common shares outstanding:
Basic	51,544	54,110	61,661
Diluted	52,082	54,499	62,045
Per share data:
Net income available to common stockholders
Basic	$1.41	$1.16	$1.32
Diluted	1.39	1.15	1.31
Funds available for distribution
Basic	$2.65	$2.73	$3.11
Diluted	2.62	2.71	3.09

The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization includes discontinued operations. Tax expense represents income-based taxes. Amortization represents the amortization of deferred loan expenses. Adjusted EBITDA represents EBITDA as adjusted below for items pursuant to covenant provisions of our unsecured lines of credit arrangements. Dollars are in thousands.

	Year Ended
	December 31,		December 31,		December 31,
	2004		2005		2006

EBITDA Reconciliation:
Net income	$85,371		$84,286		$102,750
Interest expense	72,556		82,625		96,834
Tax expense(benefit)	42		282		82
Depreciation and amortization	74,015		84,828		97,564
Amortization of deferred loan expenses	4,247		2,710		3,255

EBITDA	236,231		254,731		300,485
Stock-based compensation expense	2,887		2,948		6,980
Provision for loan losses	1,200		1,200		1,000
Loss on extinguishment of debt, net			20,662

EBITDA - adjusted	$240,318		$279,541		$308,465
Interest Coverage Ratio:
Interest expense	$72,556		$82,625		$96,834
Capitalized interest	875		665		4,470

Total interest	73,431		83,290		101,304
EBITDA	$236,231		$254,731		$300,485

Interest coverage ratio	3.22	x	3.06	x	2.97	x
EBITDA - adjusted	$240,318		$279,541		$308,465

Interest coverage ratio - adjusted	3.27	x	3.36	x	3.04	x
Fixed Charge Coverage Ratio:
Total interest	$73,431		$83,290		$101,304
Secured debt principal amortization	2,514		2,685		3,033
Preferred dividends	12,737		21,594		21,463

Total fixed charges	88,682		107,569		125,800
EBITDA	$236,231		$254,731		$300,485

Fixed charge coverage ratio	2.66	x	2.37	x	2.39	x
EBITDA - adjusted	$240,318		$279,541		$308,465

Fixed charge coverage ratio - adjusted	2.71	x	2.60	x	2.45	x

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 1 of our audited consolidated financial statements for further information on significant accounting policies that impact us. There were no material changes to these policies in 2006.

We adopted the fair value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date of Statement 123(R), and because we adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date of Statement 123), compensation cost for some previously granted awards that were not recognized under Statement 123 has been recognized under Statement 123(R). Additionally, we amortize compensation cost for share based payments to the date that the awards become fully vested or to the expected retirement date, if sooner. Effective with the adoption of Statement 123(R) we began recognizing compensation cost to the date the awards become fully vested or to the retirement eligible date, if sooner. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share to our audited consolidated financial statements. The adoption of Statement 123(R) increased compensation cost by approximately $1,287,000 for 2006 as a result of amortizing share based awards to the retirement eligible date.

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
The determination of the allowance is based on a quarterly evaluation of all outstanding loans, including general economic conditions and estimated collectibility of loan payments and principal. We evaluate the collectibility of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying property or other collateral.

For the year ended December 31, 2006 we recorded $1,000,000 as provision for loan losses, resulting in an allowance for loan losses of $7,406,000 relating to loans with outstanding balances of $78,113,000 at December 31, 2006. At December 31, 2006, we had loans with outstanding balances of $10,529,000 on non- accrual status.

Depreciation and Amortization and Useful Lives
Substantially all of the properties owned by us are leased under operating leases and are recorded at cost. The cost of our real property is allocated to land, buildings, improvements and intangibles in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The allocation of the acquisition costs of properties is based on appraisals commissioned from independent real estate appraisal firms.
We compute depreciation and amortization on our properties using the straight-line method based on their estimated useful lives which range from 15 to 40 years for buildings, five to 15 years for improvements and five years for intangibles.

For the year ended December 31, 2006, we recorded $79,284,000, $17,955,000 and $325,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued

Nature of Critical	Assumptions/
Accounting Estimate	Approach Used

operations. The average useful life of our buildings and improvements was 32.1 years and 11.5 years, respectively, at December 31, 2006. The amortization of lease intangibles represents 12 days of amortization expenses due to the Windrose merger on December 20, 2006.

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

We did not record any impairment charges for the year ended December 31, 2006.

Fair Value of Derivative Instruments
The valuation of derivative instruments is accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (‘SFAS133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS133, as amended, requires companies to record derivatives at fair market value on the balance sheet as assets or liabilities.	The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At December 31, 2006, we participated in two interest rate swap agreements related to our long-term debt. At December 31, 2006, the swaps were reported at their fair value as a $902,000 other asset. For the year ended December 31, 2006, we incurred $197,000 of losses related to our swaps that was recorded as an addition to interest expense.

Revenue Recognition
Revenue is recorded in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, as amended (‘SAB104‘). SAB104 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility. If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risk. Substantially all of our operating leases contain either fixed or contingent escalating rent structure. Leases with fixed annual rental escalators are generally recognized on a straight- line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.
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

For the year ended December 31, 2006 we recognized $18,829,000 of interest income and $305,635,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $20,561,000 as compared to gross straight-line rental income recognized of $9,432,000. At December 31, 2006, our straight-line receivable balance was $53,281,000, net of reserves totaling $5,902,000. Also at December 31, 2006, we had loans with outstanding balances of $10,529,000 on non-accrual status.

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

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to fund our fixed rate investments with long-term fixed rate debt and equity, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. The following section is presented to provide a discussion of the risks associated with potential fluctuations in interest rates.

We historically borrow on our unsecured lines of credit arrangements to acquire, construct or make loans relating to health care and senior housing properties. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under the unsecured lines of credit arrangements.

A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. At December 31, 2006, we had $1,539,830,000 of outstanding principal balances related to our senior unsecured notes. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $71,108,000 at December 31, 2006. At December 31, 2005, we had $1,194,830,000 of outstanding principal balances related to our senior unsecured notes. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $36,770,000 at December 31, 2005. At December 31, 2006, we had $363,848,000 of outstanding principal balances related to our fixed rate secured debt. A 1% increase in interest rates would result in a decrease in fair value of our fixed rate secured debt by approximately $17,214,000 at December 31, 2006. At December 31, 2005, we had $107,540,000 of outstanding principal balances related to our fixed rate secured debt. A 1% increase in interest rates would result in a decrease in fair value of our fixed rate secured debt by approximately $3,962,000 at December 31, 2005. At December 31, 2006, we had $51,000,000 of outstanding principal balances related to our liability to a subsidiary trust issuing preferred securities. A 1% increase in interest rates would result in a decrease in fair value of this liability by approximately $1,891,000 at December 31, 2006. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt or equity, or repaid by the sale of assets.

On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At December 31, 2006 and 2005, the Swaps were reported at their fair values as a $902,000 and $2,211,000 other asset, respectively. A 1% increase in interest rates would result in a decrease in fair value of our Swaps by approximately $4,659,000 and $6,435,000 at December 31, 2006 and 2005.

Our variable rate debt, including our unsecured lines of credit arrangements and one mortgage loan, is reflected at fair value. At December 31, 2006, we had $239,552,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $2,396,000. At December 31, 2005, we had $195,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $1,950,000.

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

For additional information regarding fair values of financial instruments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 15 to our audited consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Health Care REIT, Inc.

We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
February 28, 2007

HEALTH CARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Real estate investments:
Real property owned
Land and land improvements	$386,693	$261,236
Buildings & improvements	3,659,065	2,659,746
Acquired lease intangibles	84,082	0
Real property held for sale, net of accumulated depreciation	14,796	11,912
Construction in progress	138,222	3,906

	4,282,858	2,936,800
Less accumulated depreciation and amortization	(347,007)	(274,875)

Total real property owned	3,935,851	2,661,925
Loans receivable	194,448	194,054
Less allowance for losses on loans receivable	(7,406)	(6,461)

	187,042	187,593

Net real estate investments	4,122,893	2,849,518
Other assets:
Equity investments	4,700	2,970
Deferred loan expenses	20,657	12,228
Cash and cash equivalents	36,216	36,237
Receivables and other assets	96,144	71,211

	157,717	122,646

Total assets	$4,280,610	$2,972,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under unsecured lines of credit arrangements	$225,000	$195,000
Senior unsecured notes	1,541,814	1,198,278
Secured debt	378,972	107,540
Liability to subsidiary trust issuing preferred securities	52,215	0
Accrued expenses and other liabilities	101,588	40,590

Total liabilities	2,299,589	1,541,408
Minority interests	2,228	0
Stockholders’ equity:
Preferred stock, $1.00 par value:	338,993	276,875
Authorized — 25,000,000 shares
Issued and outstanding — 13,174,989 in 2006 and 11,074,989 shares in 2005 at liquidation preference
Common stock, $1.00 par value:	73,152	58,050
Authorized — 125,000,000 shares
Issued — 73,272,052 shares in 2006 and 58,182,592 shares in 2005
Outstanding — 73,192,128 shares in 2006 and 58,124,657 shares in 2005
Capital in excess of par value	1,873,811	1,306,471
Treasury stock	(2,866)	(2,054)
Cumulative net income	932,853	830,103
Cumulative dividends	(1,238,860)	(1,039,032)
Accumulated other comprehensive loss	(135)	0
Other equity	1,845	343

Total stockholders’ equity	1,978,793	1,430,756

Total liabilities and stockholders’ equity	$4,280,610	$2,972,164

See accompanying notes

HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenues:
Rental income	$300,071	$244,997	$205,182
Interest income	18,829	23,993	22,818
Other income	3,924	4,548	2,432
Prepayment fees			50

	322,824	273,538	230,482
Expenses:
Interest expense	94,802	77,319	65,888
Property operating expenses	1,115
Depreciation and amortization	93,131	74,816	61,681
General and administrative	26,004	16,163	15,798
Loan expense	3,255	2,710	3,393
Impairment of assets			314
Loss on extinguishment of debt		21,484
Provision for loan losses	1,000	1,200	1,200

	219,307	193,692	148,274

Income before minority interests	103,517	79,846	82,208
Minority interests	(13)

Income from continuing operations	103,504	79,846	82,208
Discontinued operations:
Net gain (loss) on sales of properties	1,267	3,227	(143)
Income (loss) from discontinued operations, net	(2,021)	1,213	3,306

	(754)	4,440	3,163

Net income	102,750	84,286	85,371
Preferred stock dividends	21,463	21,594	12,737

Net income available to common stockholders	$81,287	$62,692	$72,634

Average number of common shares outstanding:
Basic	61,661	54,110	51,544
Diluted	62,045	54,499	52,082
Earnings per share:
Basic:
Income from continuing operations available to common stockholders	$1.33	$1.08	$1.35
Discontinued operations, net	(0.01)	0.08	0.06

Net income available to common stockholders	$1.32	$1.16	$1.41

Diluted:
Income from continuing operations and after preferred stock dividends	$1.32	$1.07	$1.33
Discontinued operations, net	(0.01)	0.08	0.06

Net income available to common stockholders	$1.31	$1.15	$1.39

See accompanying notes

HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Loss	Equity	Total
		(In thousands, except per share data)

Balances at December 31, 2003	$120,761	$50,298	$1,069,887	$(523)	$660,446	$(749,166)	$1	$(2,025)	$1,149,679
Comprehensive income:
Net income					85,371				85,371
Other comprehensive income:
Unrealized loss on equity investments									0

Total comprehensive income									85,371

Proceeds from issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		2,194	64,087	(763)					65,518
Restricted stock amortization								949	949
Option compensation expense								379	379
Proceeds from issuance of preferred stock	175,000		(5,893)						169,107
Redemption of preferred stock	(12,010)	368	11,642						0
Cash dividends:
Common stock-$2.385 per share						(122,987)			(122,987)
Preferred stock, Series D-$1.97 per share						(7,875)			(7,875)
Preferred stock, Series E-$1.50 per share						(933)			(933)
Preferred stock, Series F-$1.50 per share						(3,929)			(3,929)

Balances at December 31, 2004	283,751	52,860	1,139,723	(1,286)	745,817	(884,890)	1	(697)	1,335,279
Comprehensive income:
Net income					84,286				84,286
Other comprehensive income:
Unrealized loss on equity investments							(1)		(1)

Total comprehensive income									84,285

Proceeds from issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,980	62,105	(768)					63,317
Restricted stock amortization								728	728
Option compensation expense								312	312
Net proceeds from sale of common stock		3,000	97,977						100,977
Conversion of preferred stock	(6,876)	210	6,666						0
Cash dividends:
Common stock-$2.46 per share						(132,548)			(132,548)
Preferred stock, Series D-$1.97 per share						(7,875)			(7,875)
Preferred stock, Series E-$1.50 per share						(375)			(375)
Preferred stock, Series F-$1.91 per share						(13,344)			(13,344)

Balances at December 31, 2005	276,875	58,050	1,306,471	(2,054)	830,103	(1,039,032)	0	343	1,430,756
Net income					102,750				102,750
Other comprehensive income:									0

Total comprehensive income									102,750

Adjustment to adopt SFAS 158							(135)		(135)
Proceeds from issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		2,200	75,081	(812)				(85)	76,384
Option compensation expense								1,066	1,066
Shares issued in Windrose Medical Properties Trust merger	62,118	9,679	386,255						458,052
Net proceeds from sale of common stock		3,223	106,525						109,748
SFAS 123(R) reclassification			(521)					521	0
Cash dividends:
Common stock-$2.8809 per share						(178,365)			(178,365)
Preferred stock, Series D-$1.97 per share						(7,875)			(7,875)
Preferred stock, Series E-$1.50 per share						(112)			(112)
Preferred stock, Series F-$1.91 per share						(13,344)			(13,344)
Preferred stock, Series G-$0.06 per share						(132)			(132)

Balances at December 31, 2006	$338,993	$73,152	$1,873,811	$(2,866)	$932,853	$(1,238,860)	$(135)	$1,845	$1,978,793

See accompanying notes

HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities
Net income	$102,750	$84,286	$85,371
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	97,564	84,828	74,015
Other amortization expenses	3,090	3,935	3,393
Stock-based compensation expense	6,980	2,948	2,887
Capitalized interest	(4,470)	(665)	(875)
Provision for loan losses	1,000	1,200	1,200
Minority interests	13
Impairment of assets			314
Rental income less than (in excess of) cash received	11,069	727	(13,792)
Loss (gain) on sales of properties	(1,267)	(3,227)	143
Increase (decrease) in accrued expenses and other liabilities	5,810	(3,375)	2,030
Decrease (increase) in receivables and other assets	(6,093)	3,098	(10,661)

Net cash provided from (used in) operating activities	216,446	173,755	144,025
Investing activities
Investment in real property	(429,183)	(599,291)	(542,547)
Investment in loans receivable	(86,990)	(40,387)	(61,888)
Other investments, net of payments	(11,761)	328
Principal collected on loans receivable	82,255	98,638	55,473
Investment in Windrose, net of cash assumed	(182,571)
Proceeds from sales of properties	69,887	91,325	37,567
Other	(2,452)	318	4,033

Net cash provided from (used in) investing activities	(560,815)	(449,069)	(507,362)
Financing activities
Net increase under unsecured lines of credit arrangements	30,000	44,000	151,000
Proceeds from issuance of senior unsecured notes	337,517	544,053	50,708
Principal payments on senior unsecured notes		(230,170)	(40,000)
Principal payments on secured debt	(3,033)	(74,994)	(2,514)
Net proceeds from the issuance of common stock	182,069	165,062	66,281
Net proceeds from the issuance of preferred stock			169,107
Increase in deferred loan expense	(2,377)	(2,021)	(254)
Cash distributions to stockholders	(199,828)	(154,142)	(135,724)

Net cash provided from (used in) financing activities	344,348	291,788	258,604

Increase (decrease) in cash and cash equivalents	(21)	16,474	(104,733)
Cash and cash equivalents at beginning of year	36,237	19,763	124,496

Cash and cash equivalents at end of year	$36,216	$36,237	$19,763

Supplemental cash flow information-interest paid	$94,461	$85,123	$73,308

Supplemental schedule of non-cash activities:
Secured debt assumed from real property acquisitions	25,049	22,309	14,555
Assets and liabilities assumed from the Windrose acquisition:
Real estate investments	$975,475
Other assets acquired	21,154
Secured debt	249,424
Liability to subsidiary trust issuing preferred securities	52,217
Other liabilities	42,468
Minority interests	2,215
Issuance of common stock	396,846
Issuance of preferred stock	62,118

See accompanying notes

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies and Related Matters

Industry

We are a self-administered, equity real estate investment trust that invests across the full spectrum of senior housing and health care real estate including skilled nursing facilities, independent living facilities/continuing care retirement communities, assisted living facilities, hospitals, long-term acute care hospitals and medical office buildings.

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

Revenue Recognition

Revenue is recorded in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, as amended (“SAB 104”). SAB 104 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risk. Substantially all of our operating leases contain either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less.

Loans Receivable

Loans receivable consist of mortgage loans, construction loans and working capital loans. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risks. The mortgage loans and construction loans are primarily collateralized by a first or second mortgage lien or leasehold mortgage on, or an assignment of the partnership interest in, the related properties. Working capital loans are generally either unsecured or secured by the operator’s leasehold rights, corporate guaranties and/or personal guaranties.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectibility of loan payments. We evaluate the collectibility of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying collateral. If such factors

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. At December 31, 2006, we had loans with outstanding balances of $10,529,000 on non-accrual status ($16,770,000 at December 31, 2005). To the extent circumstances improve and the risk of collectibility is diminished, we will return these loans to full accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding balance.

Real Property Owned

Real property developed by us is recorded at cost, including the capitalization of construction period interest. The cost of real property acquired is allocated to net tangible and identifiable intangible assets based on their respective fair values in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The allocation of the acquisition costs of tangible assets (land, building and equipment) is based on appraisals commissioned from independent real estate appraisal firms. Substantially all of the properties owned by us are leased under operating leases and are recorded at cost. These properties are depreciated on a straight-line basis over their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements.

The remaining purchase price is allocated among identifiable intangible assets primarily consisting of the above or below market component of in-place leases and the value of in-place leases.

The value allocable to the above or below market component of the acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in acquired lease intangibles and below market leases are included in other liabilities in the balance sheet and are amortized to rental income over the remaining terms of the respective leases.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The estimated aggregate amortization expense for acquired lease intangibles is approximately $16,816,000 for each of the next five years.

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

Capitalization of Construction Period Interest

We capitalize interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balance outstanding during the construction period using the rate of interest which approximates our cost of financing. We capitalized interest costs of $4,470,000, $665,000, and $875,000, during 2006, 2005 and 2004, respectively, related to construction of real property owned by us. Our interest expense reflected in the consolidated statements of income has been reduced by the amounts capitalized.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Loan Expenses

Deferred loan expenses are costs incurred by us in connection with the issuance, assumption and amendments of short-term and long-term debt. We amortize these costs over the term of the debt using the straight-line method, which approximates the interest yield method.

Equity Investments

Equity investments consist of investments in private companies where we do not have the ability to exercise influence and are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. For investments in public companies, if any that have readily determinable fair market values, we classify our equity investments as available-for-sale and, accordingly, record these investments at their fair market values with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity. These investments represent a minimal ownership interest in these companies. In connection with the Windrose merger, we assumed a $1,000,000 investment in an unconsolidated subsidiary that holds trust preferred securities and is accounted for under the cost method.

Segment Reporting

We report consolidated financial statements in accordance with Financial Accounting Standards Board Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. Segments are based on our method of internal reporting which classifies operations by leasing activities. Our segments include investment properties and operating properties. See Note 18 for additional information.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gains or losses on our equity investments and unrecognized actuarial losses from the adoption of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R) on December 31, 2006. Accumulated unrealized gains and losses totaled $0, $0 and $1,000 at December 31, 2006, 2005 and 2004, respectively, and is included as a component of stockholders’ equity.

Fair Value of Derivative Instruments

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to fund our fixed rate investments with long-term fixed rate debt and equity, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates.

On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement No. 133, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. The hedging arrangement is considered highly effective and, as such, changes in the Swaps’ fair values exactly offset the corresponding changes in the fair value of senior unsecured notes and, as a result, the changes in fair value do not result in an impact on net income. At December 31, 2006 and 2005, the Swaps were reported at their fair value of $902,000 and $2,211,000, respectively, in other assets with an offsetting adjustment to the underlying senior unsecured notes. For the year ended December 31, 2006, we incurred $197,000 of losses related to the Swaps that was recorded as an addition to interest expense. For the years ended December 31,

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 and 2004, we generated $972,000 and $1,770,000, respectively, of savings related to the Swaps that was recorded as a reduction in interest expense.

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

Earnings Per Share

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

Federal Income Tax

No provision has been made for federal income taxes since we have elected to be treated as a real estate investment trust under the applicable provisions of the Internal Revenue Code, and we believe that we have met the requirements for qualification as such for each taxable year. See Note 12.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment. See Note 9 for a discussion of our adoption of Statement 123(R) as of January 1, 2006.

In September 2006, the FASB issued Statement No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R). The statement requires employers to recognize the overfunded and underfunded portion of a defined benefit plan as an asset or liability, respectively, and any unrecognized gains and losses or prior service costs as a component of accumulated other comprehensive income. It also requires that a plan’s funded status to be measured at the employer’s fiscal year-end. The new statement, which is effective as of December 31, 2006, increased accrued pension costs and accumulated other comprehensive loss by $135,000.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and will be effective for the Company’s fiscal year 2007. The interpretation prescribes guidance for recognizing, measuring, reporting and disclosing a tax position taken or expected to be taken in a tax return. We are currently evaluating the effects the interpretation will have on our financial position.

In September 2006, the FASB also issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement will be effective for fiscal year 2008. Adoption of this statement is not expected to have a material impact on our financial position, although additional disclosures may be required.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No, 108. The guidance requires registrants to evaluate adjusting entries using both the roll-over method and the iron curtain method. Previously, registrants would use one method to perform their evaluation of an error’s materiality, even though their conclusion may be different under the other method. If an adjustment is deemed quantitatively and

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualitatively material to the financial statements under either method, correction of the error is required. The adoption of the guidance during the fourth quarter of 2006 did not have a material impact on our financial position.

Reclassifications

Certain amounts in prior years have been reclassified to conform with the current year presentation.

2.	Windrose Medical Properties Trust Merger

On December 20, 2006, we completed our merger with Windrose Medical Properties Trust, a self-managed real estate investment trust based in Indianapolis, Indiana. The aggregate purchase price was approximately $1,018,345,000, including direct acquisition costs of approximately $29,918,000. The Windrose merger diversified our portfolio of investments throughout the health care delivery system. Windrose shareholders received approximately 9,679,000 shares of our common stock (valued at $41.00 per share) and Windrose preferred shareholders received 2,100,000 shares of our 7.5% Series G Cumulative Convertible Preferred Stock (valued at $29.58 per share). Additionally, our investment in Windrose includes $183,139,000 of cash provided to Windrose to extinguish secured debt, the assumption of $301,641,000 of debt and the assumption of other liabilities and minority interests totaling $44,683,000. The total purchase price for Windrose has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at December 31, 2006, is preliminary and subject to adjustment.

The following table presents the allocation of the purchase price, net of merger-related expenses and capitalized equity issuance costs of $5,213,000 and $912,000, respectively, to assets acquired and liabilities assumed, based on their fair values (in thousands):

Land and land improvements	$102,328
Buildings & improvements	758,599
Acquired lease intangibles	80,883
Above market lease intangibles	33,665
Cash and cash equivalents	15,591
Receivables and other assets	21,154

Total assets acquired	1,012,220
Secured debt	249,424
Liability to subsidiary trust issuing preferred securities	52,217
Below market lease intangibles	23,491
Accrued expenses and other liabilities	18,977

Total liabilities assumed	344,109
Minority interests	2,215

Net assets acquired	$665,896

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma consolidated results of operations have been prepared as if the acquisition of Windrose had occurred as of January 1, 2005 (in thousands, except per share data):

	Year Ended December 31,
	2006	2005
	(unaudited)

Revenues	$416,311	$358,350
Income from continuing operations available to common stockholders	62,481	38,095
Income from continuing operations available to common stockholders per share — basic	0.88	0.60
Income from continuing operations available to common stockholders per share — diluted	0.87	0.59

3.	Loans Receivable

The following is a summary of loans receivable (in thousands):

	December 31,
	2006	2005

Mortgage loans	$177,615	$141,467
Working capital loans	16,833	52,587

Totals	$194,448	$194,054

Loans to related parties (an entity whose ownership included one Company director) that existed in prior years were at rates comparable to loans to other third-party borrowers and were equal to or greater than our net interest cost on borrowings to support such loans. There were no such loans outstanding during 2006 or 2005. The amount of interest income and commitment fees from related parties amounted to $682,000 for 2004.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of mortgage loans at December 31, 2006:

Final	Number		Principal
Payment	of		Amount at	Carrying
Due	Loans	Payment Terms	Inception	Amount
			(In thousands)

2007	7	Monthly payments from $1,478 to $234,525, including interest from 7.52% to 19.26%	$38,704	$32,171
2008	7	Monthly payments from $2,552 to $91,547, including interest from 8.96% to 19.00%	46,496	30,254
2009	10	Monthly payments from $185 to $48,165, including interest from 3.90% to 19.26%	19,141	19,155
2010	5	Monthly payments from $46,525 to $275,000, including interest from 9.13% to 13.69%	20,645	19,174
2011	4	Monthly payments from $802 to $4,495, including interest from 10.14% to 15.21%	386	782
2012	2	Monthly payments from $73,954 to $128,975, including interest from 7.00% to 11.50%	25,891	16,991
2013	1	Monthly payments of $30,938, including interest of 8.25%	4,500	4,500
2014	1	Monthly payments of $44, including interest of 9.25%	6	6
2015	1	Monthly payments of $21,327, including interest of 11.38%	2,016	1,964
2016	2	Monthly payments from $91 to $7,496, including interest from 10.14% to 10.75%	51	848
2017	1	Monthly payments of $211, including interest of 10.14%	75	25
2018	1	Monthly payments of $52,708, including interest of 5.75%	11,000	11,000
2019	1	Monthly payments of $20,865, including interest of 10.35%	2,419	2,419
2020	3	Monthly payments from $40,512 to $184,969, including interest from 9.885% to 9.89%	38,500	38,326

		Totals	$209,830	$177,615

4.	Allowance for Loan Losses

The following is a summary of the allowance for loan losses (in thousands):

	Year Ended December 31,
	2006	2005	2004

Balance at beginning of year	$6,461	$5,261	$7,825
Provision for loan losses	1,000	1,200	1,200
Charge-offs	(55)	0	(3,764)

Balance at end of year	$7,406	$6,461	$5,261

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of our loan impairments (in thousands):

	December 31,
	2006	2005	2004

Balance of impaired loans at year end	$10,529	$16,770	$35,918
Allowance for loan losses	7,406	6,461	5,261

Balance of impaired loans not reserved	$3,123	$10,309	$30,657

Average impaired loans for the year	$13,650	$26,344	$33,221

Interest income recognized on non-accrual loans was $2,495,000 and $2,391,000 for the years ended December 31, 2006 and 2005, respectively. We did not recognize any interest on non-accrual loans for the year ended December 31, 2004.

5.	Real Property Owned

The following table summarizes certain information about our real property owned as of December 31, 2006 (dollars in thousands):

					Accumulated
	Number of		Building &	Gross	Depreciation
	Properties	Land	Improvements	Investment	and Amortization

Assisted Living Facilities:
Arizona	4	$2,100	$17,563	$19,663	$2,410
California	8	8,050	49,994	58,044	7,353
Colorado	1	940	3,721	4,661	500
Connecticut	5	8,030	36,799	44,829	4,396
Delaware	1	560	21,220	21,780	1,243
Florida	15	8,797	82,894	91,691	15,260
Georgia	2	1,080	3,688	4,768	451
Idaho	3	1,125	14,875	16,000	1,362
Illinois	4	8,063	15,300	23,363
Indiana	2	220	5,520	5,740	842
Kansas	1	600	10,590	11,190	631
Kentucky	1	490	7,610	8,100	717
Louisiana	1	1,100	10,161	11,261	3,593
Maryland	2	870	9,155	10,025	931
Massachusetts	7	8,160	62,490	70,650	4,875
Mississippi	2	1,080	13,470	14,550	1,497
Montana	3	1,460	14,772	16,232	1,664
Nevada	3	1,820	25,126	26,946	3,383
New Jersey	2	740	7,447	8,187	999
New York	3	2,320	34,452	36,772	1,322
North Carolina	41	15,863	181,932	197,795	23,170
Ohio	7	3,293	30,985	34,278	6,335
Oklahoma	16	1,928	24,346	26,274	7,176
Oregon	3	1,167	11,099	12,266	2,112
Pennsylvania	2	2,234	13,409	15,643	1,466
South Carolina	5	2,002	26,584	28,586	4,215
Tennessee	4	1,526	9,152	10,678	1,561
Texas	23	6,736	88,147	94,883	12,443
Utah	2	1,420	12,842	14,262	1,431
Virginia	4	2,300	40,486	42,786	2,767
Washington	8	5,940	28,696	34,636	2,829
Wisconsin	4	3,140	31,387	34,527	922
Construction in progress	12			55,197
Assets held for sale	3			14,796

	204	105,154	945,912	1,121,059	119,856

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Accumulated
	Number of		Building &	Gross	Depreciation
	Properties	Land	Improvements	Investment	and Amortization

Skilled Nursing Facilities:
Alabama	8	$3,000	$41,419	$44,419	$4,540
Arizona	3	2,050	19,965	22,015	1,647
Colorado	5	6,060	37,152	43,212	2,696
Connecticut	6	2,700	18,941	21,641	628
Florida	42	23,312	280,501	303,813	31,502
Georgia	3	2,650	14,932	17,582	1,354
Idaho	3	2,010	20,662	22,672	5,374
Illinois	4	1,110	24,700	25,810	7,644
Indiana	8	2,289	40,342	42,631	5,367
Kansas	1	1,120	8,360	9,480	252
Kentucky	10	3,015	65,432	68,447	4,483
Louisiana	7	783	34,717	35,500	1,175
Maryland	1	390	4,010	4,400	515
Massachusetts	23	19,318	212,574	231,892	31,619
Mississippi	11	1,625	52,651	54,276	6,860
Missouri	3	1,247	23,827	25,074	5,444
Nevada	1	182	2,503	2,685	701
New Hampshire	1	340	4,360	4,700	186
New Jersey	1	1,850	3,050	4,900	257
Ohio	20	11,520	184,199	195,719	14,230
Oklahoma	3	1,427	21,920	23,347	2,293
Oregon	1	300	5,316	5,616	1,442
Pennsylvania	4	3,179	21,414	24,593	5,045
Tennessee	22	8,730	122,604	131,334	16,740
Texas	15	8,346	69,545	77,891	5,462
Utah	1	991	6,850	7,841	208
Virginia	2	1,891	7,312	9,203	1,022
Construction in progress	1			14,852

	210	111,435	1,349,258	1,475,545	158,686

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of		Building &	Gross	Accumulated Depreciation
	Properties	Land	Improvements	Investment	and Amortization

Independent Living/CCRC Facilities:
Arizona	1	$950	$9,087	$10,037	$1,583
California	7	17,960	123,505	141,465	2,952
Colorado	1	5,029	14,906	19,935	98
Florida	3	6,843	68,173	75,016	9,717
Georgia	3	3,256	24,759	28,015	8,733
Idaho	1	550	14,740	15,290	1,674
Illinois	1	670	6,780	7,450	952
Indiana	2	670	13,591	14,261	1,980
Kansas	1	1,400	11,000	12,400
Missouri	1	510	5,490	6,000
Nevada	1	1,144	10,831	11,975	4,170
New York	1	1,510	9,490	11,000	1,238
North Carolina	2	3,120	20,155	23,275	538
South Carolina	4	7,190	62,345	69,535	2,445
Texas	2	5,670	16,620	22,290	3,073
Washington	1	620	4,780	5,400	407
Construction in progress	3			61,709

	35	57,092	416,252	535,053	39,560
Medical Office Buildings:
Alabama	5	1,447	43,431	44,878	64
Arizona	1		48,134	48,134	76
California	5	4,796	85,196	89,992	96
Florida	23	28,745	202,868	231,613	313
Georgia	14	19,137	65,080	84,217	114
Illinois	3	3,205	14,088	17,293	23
North Carolina	10	4,963	29,131	34,094	43
New Jersey	3	9,582	22,995	32,577	34
Nevada	7	8,702	94,245	102,947	122
New York	1		20,915	20,915	42
Tennessee	4	4,472	30,974	35,446	45
Texas	13	8,977	150,237	159,214	216

	89	94,026	807,294	901,320	1,188
Specialty Care Facilities:
Illinois	1	3,650	18,559	22,209	3,333
Louisiana	1	1,383	8,318	9,701	15
Massachusetts	3	3,375	62,101	65,476	19,352
Ohio	1	3,020	27,445	30,465	2,924
Oklahoma	2	2,101	9,651	11,752	184
Texas	6	5,457	98,357	103,814	1,907
Construction in progress	2			6,464

	16	18,986	224,431	249,881	27,717

Total Real Property Owned	554	$386,693	$3,743,147	$4,282,858	$347,007

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, future minimum lease payments receivable under operating leases are as follows (in thousands):

2007	$380,170
2008	372,888
2009	368,000
2010	368,064
2011	354,637
Thereafter	2,395,209

Totals	$4,238,968

We purchased $11,204,000, $3,908,000 and $8,500,000 of real property that had previously been financed by the Company with loans in 2006, 2005 and 2004, respectively. We converted $24,330,000 and $29,238,000 of completed construction projects into operating lease properties in 2006 and 2005, respectively. We acquired properties which included the assumption of mortgages totaling $274,473,000, $22,309,000 and $14,555,000 in 2006, 2005 and 2004, respectively. Certain of our 2006 and 2005 acquisitions included deferred acquisition payments totaling $2,000,000 and $18,125,000, respectively. These non-cash activities are appropriately not reflected in the accompanying statements of cash flows. See the accompanying statement of cash flows for non-cash investing activity related to the Windrose merger.

During the year ended December 31, 2004, it was determined that the projected undiscounted cash flows from a property did not exceed its related net book value and an impairment charge of $314,000 was recorded to reduce the property to its estimated fair market value. The estimated fair market value was determined by an offer to purchase received from a third party. We did not record any impairment charges during the years ended December 31, 2006 or 2005.

At December 31, 2006 and 2005, we had $14,796,000 and $11,912,000, respectively, related to assets held for sale. See Note 16 for further discussion of discontinued operations.

6.	Concentration of Risk

As of December 31, 2006, long-term care facilities, which include skilled nursing, independent living/continuing care retirement communities and assisted living facilities, comprised 72% (93% at December 31, 2005) of our real estate investments and were located in 37 states. The following table summarizes certain information about our customer concentration as of December 31, 2006 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment(1)	Investment(2)

Concentration by investment:
Emeritus Corporation	50	$353,641	9%
Brookdale Senior Living Inc.	87	284,161	7%
Home Quality Management, Inc.	37	244,449	6%
Life Care Centers of America, Inc.	26	238,610	6%
Merrill Gardens L.L.C.	25	183,841	4%
Remaining portfolio	353	2,828,047	68%

Totals	578	$4,132,749	100%

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of	Total	Percent of
	Properties	Revenue(3)	Revenue

Concentration by revenue(4):
Emeritus Corporation	50	$36,878	11%
Brookdale Senior Living Inc.	87	33,581	10%
Home Quality Management, Inc.	37	27,318	8%
Life Care Centers of America, Inc.	26	23,261	7%
Delta Health Group, Inc.	25	22,861	7%
Remaining portfolio	353	180,565	56%
Other income	n/a	3,924	1%

Totals	578	$328,388	100%

(1)	Investments include real estate investments and credit enhancements which amounted to $4,130,299,000 and $2,450,000, respectively.

(2)	Investments with top five customers comprised 41% of total investments at December 31, 2005.

(3)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2006.

(4)	Revenues from top five customers were 43% and 46% for the years ended December 31, 2005 and 2004, respectively. All of our top five customers are in our investment segment.

7.	Borrowings Under Lines of Credit Arrangements and Related Items

We have an unsecured credit arrangement with a consortium of twelve banks providing for a revolving line of credit (“revolving credit”) in the amount of $700,000,000, which expires on July 26, 2009 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). The agreement specifies that borrowings under the revolving credit are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest (8.25% at December 31, 2006) or the applicable margin over LIBOR interest rate, at our option (6.275% at December 31, 2006). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.9% at December 31, 2006. In addition, we pay a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at December 31, 2006. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. We have another unsecured line of credit arrangement with a bank for a total of $40,000,000, which expires May 31, 2007. Borrowings under this line of credit are subject to interest at either the bank’s prime rate of interest (8.25% at December 31, 2006) or 0.9% over LIBOR interest rate (6.25% at December 31, 2006), at our option. Principal is due upon expiration of the agreement.

The following information relates to aggregate borrowings under the unsecured lines of credit arrangements (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004

Balance outstanding at December 31	$225,000	$195,000	$151,000
Maximum amount outstanding at any month end	$276,000	$318,000	$159,000
Average amount outstanding (total of daily principal balances divided by days in year)	$164,905	$181,232	$54,770
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	6.91%	5.19%	5.32%

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Senior Unsecured Notes and Secured Debt

We have $1,541,814,000 of senior unsecured notes with annual interest rates ranging from 4.75% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $1,539,830,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 1 for further discussion regarding derivative instruments.

In November and December 2006, we issued $345,000,000 of 4.75% senior unsecured convertible notes due December 2026, generating net proceeds of $337,517,000. The notes will be convertible, in certain circumstances, into cash and, if applicable, shares of Health Care REIT’s common stock at an initial conversion rate of 20.8833 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $47.89 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and Health Care REIT common stock for the note’s conversion value in excess of such principal amount.

We have 63 mortgage loans totaling $378,972,000, collateralized by owned properties with annual interest rates ranging from 4.89% to 8.50%. The carrying amounts of the mortgage loans represent the outstanding principal balance of $378,400,000 adjusted for any unamortized fair market value adjustments. The carrying values of the properties securing the mortgage loans totaled $559,513,000 at December 31, 2006.

We have a $52,215,000 liability to a subsidiary trust issuing trust preferred securities that was assumed in the Windrose merger. On March 24, 2006, Windrose’s wholly-owned subsidiary, Windrose Capital Trust I (the “Trust”), completed the issuance and sale in a private placement of $50,000,000 in aggregate principal amount of fixed/floating rate preferred securities. The trust preferred securities mature on March 30, 2036, are redeemable at our option beginning March 30, 2011, and require quarterly distributions of interest to the holders of the trust preferred securities. The trust preferred securities bear a fixed rate per annum equal to 7.22% through March 30, 2011, and a variable rate per annum equal to LIBOR plus 2.05% thereafter.

The common stock of the Trust was purchased by an operating partnership of Windrose for $1,000,000. The Trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common stock to purchase $51,000,000 in aggregate principal amount of unsecured fixed/floating junior subordinated notes due March 30, 2036 issued by an operating partnership. The operating partnership received approximately $49,000,000 in net proceeds, after the payment of fees and expenses, from the sale of the junior subordinated notes to the Trust. In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, we have not consolidated the trust because the operating partnership is not considered the primary beneficiary.

Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the annual principal payments on these long-term obligations are as follows (in thousands):

			Trust
	Senior	Mortgage	Preferred
	Unsecured Notes	Loans	Liability	Totals

2007	$52,500	$19,199	$0	$71,699
2008	42,330	40,115		82,445
2009		45,061		45,061
2010		12,504		12,504
2011		49,509		49,509
2012	250,000	18,558		268,558
2013	300,000	56,972		356,972
Thereafter	895,000	136,482	51,000	1,082,482

Totals	$1,539,830	$378,400	$51,000	$1,969,230

9.	Stock Incentive Plans

Our 2005 Long-Term Incentive Plan authorizes up to 2,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key salaried employees under the 1995 Plan continue to vest through 2015 and expire ten years from the date of grant. Our non-employee directors, officers and key salaried employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights.

The following summarizes the activity in the plans (shares in thousands):

	Year Ended December 31
	2006		2005		2004
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price

Options at beginning of year	685	$26.87	1,015	$24.86	1,503	$23.15
Options granted	460	32.42	60	34.88	112	36.92
Options exercised	(227)	22.24	(380)	22.84	(600)	22.83
Options terminated	(1)	36.50	(10)	25.24

Options at end of year	917	$30.79	685	$26.87	1,015	$24.86

Options exercisable at end of year	462	$28.83	257	$23.16	639	$23.54
Weighted average fair value of options granted during the year		$5.26		$12.48		$12.09

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2006	2005	2004

Dividend yield(1)	0%-6.79%	0.0%	0.6%
Expected volatility	20.3%	22.8%	22.4%
Risk-free interest rate	4.35%	4.25%	4.11%
Expected life (in years)	5	7	7
Weighted-average fair value(1)	$5.26	$12.48	$12.09

(1)	Certain options granted to employees include dividend equivalent rights. These options are assumed to have a dividend yield of 0% for purposes of the Black-Scholes-Merton option pricing model and result in higher fair values than options without dividend equivalent rights.

Vesting periods for options and restricted shares range from three years for directors to five years for officers and key salaried employees. Options expire ten years from the date of grant. We granted 98,000, 85,000 and 112,000 restricted shares during 2006, 2005 and 2004, respectively, including 13,000, 16,000 and 10,000 shares to non-employee directors in 2006, 2005 and 2004, respectively. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $6,980,000, $2,948,000 and $2,887,000, in 2006, 2005 and 2004, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006 (options in thousands):

	Options Outstanding			Options Exercisable
			Weighted
Range of Per		Weighted	Average		Weighted
Share Exercise	Number	Average	Remaining	Number	Average
Prices	Outstanding	Exercise Price	Contract Life	Exercisable	Exercise Price

$16-$20	11	$16.81	4.0	11	$16.81
$20-$25	111	24.42	5.0	98	24.42
$25-$30	290	26.20	7.0	152	26.55
$30-$40	505	35.13	9.2	201	33.36

Totals	917	$30.79	7.9	462	$28.83

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at December 31, 2006. During the year ended December 31, 2006, the aggregate intrinsic value of options exercised under our stock incentive plans was $3,140,000 determined as of the date of option exercise. During the year ended December 31, 2005, the aggregate intrinsic value of options exercised under our stock incentive plans was $4,705,000 determined as of the date of option exercise. Cash received from option exercises under our stock incentive plans for the year ended December 31, 2006 was $4,872,000. Cash received from option exercises under our stock incentive plans for the year ended December 31, 2005 was $8,690,000.

As of December 31, 2006, there was approximately $2,349,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years. As of December 31, 2006, there was approximately $4,761,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about non-vested stock incentive awards as of December 31, 2006 and changes for the year ended December 31, 2006:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value

Non-vested at December 31, 2005	428	$5.36	222	$31.56
Vested	(105)	5.23	(72)	29.64
Granted	155	5.26	98	36.51
Terminated	0		0

Non-vested at December 31, 2006	478	$5.35	248	$34.07

We adopted the fair value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, we use the Black-Scholes-Merton option pricing model to estimate the value of stock option grants and expect to continue to use this acceptable option valuation model. Because we adopted Statement No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date of Statement No. 123), compensation cost for some previously granted awards that were not recognized under Statement No. 123 will now be recognized effective with the adoption of Statement No. 123(R) on January 1, 2006. In addition, we previously amortized compensation cost for share-based payments to the date that the awards became fully vested or to the expected retirement date, if sooner. Effective with the adoption of Statement No.  123(R), we began recognizing compensation cost to the date the awards become fully vested or to the retirement eligible date, if sooner. Compensation cost totaled $6,980,000 for the year ended December 31, 2006.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income available to common stockholders if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for options granted since 1995 but prior to adoption at January 1, 2003 (in thousands, except per share data):

	Year Ended December 31,
	2005	2004

Numerator:
Net income available to common stockholders — as reported	$62,692	$72,634
Deduct: Additional stock-based employee compensation expense determined under fair value based method for all awards	181	274

Net income available to common stockholders — pro forma	$62,511	$72,360

Denominator:
Basic weighted average shares — as reported and pro forma	54,110	51,544
Effect of dilutive securities:
Employee stock options — pro forma		365
Non-vested restricted shares	208	161

Dilutive potential common shares	208	526

Diluted weighted average shares — pro forma	54,318	52,070

Net income available to common stockholders per share — as reported
Basic	$1.16	$1.41

Diluted	$1.15	$1.39

Net income available to common stockholders per share — pro forma
Basic	$1.16	$1.40

Diluted	$1.15	$1.39

10.	Other Equity

Other equity consists of the following (in thousands):

	December 31,
	2006	2005	2004

Accumulated compensation expense related to stock options	$1,845	$864	$552
Unamortized restricted stock	0	(521)	(1,249)

Totals	$1,845	$343	$(697)

Unamortized restricted stock represented the unamortized value of restricted stock granted to employees and non-employee directors prior to January 1, 2003. Expense related to these grants, which is recognized as the shares vest based on the market value at the date of the award, totaled $521,000, $728,000 and $949,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

11.	Preferred Stock

In July 2003, we closed a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock. These shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after July 9, 2008.

In September 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock as partial consideration for an acquisition of assets by the Company, with the shares valued at $26,500,000 for such purposes. The shares were issued to Southern Assisted Living, Inc. and certain of its stockholders without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended. The shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after August 15, 2008. The preferred shares are convertible into common stock at a conversion price of $32.66 per share at any time. During the year ended December 31, 2005, certain holders of our Series E Preferred Stock converted 275,056 shares into 210,541 shares of our common stock, leaving 74,989 of such shares outstanding at December 31, 2006 and 2005.

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

In conjunction with the acquisition of Windrose Medical Properties Trust in December 2006, we issued 2,100,000 shares of 7.5% Series G Cumulative Convertible Preferred Stock. These shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after June 30, 2010. Each Series G Preferred Share is convertible by the holder into our common stock at a conversion price of $34.93, equivalent to a conversion rate of 0.7157 common shares per Series G Preferred Share. The shares were recorded at $29.58 per share, which was deemed to be the fair value at the date of the issuance.

12.	Income Taxes and Distributions

To qualify as a real estate investment trust for federal income tax purposes, 90% of taxable income (including 100% of capital gains) must be distributed to stockholders. Real estate investment trusts that do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The principal differences between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, differing useful lives and depreciation and amortization methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes.

Cash distributions paid to common stockholders, for federal income tax purposes, are as follows:

	Year Ended December 31,
	2006	2005	2004

Per Share:
Ordinary income	$1.7461	$1.266	$1.189
Return of capital	$1.1348	1.194	1.196

Totals	$2.8809	$2.460	$2.385

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At December 31, 2006, our obligation under the letter of credit was $2,450,000.

At December 31, 2006, we had outstanding construction financings of $138,222,000 for leased properties and were committed to providing additional financing of approximately $342,754,000 to complete construction. At December 31, 2006, we had contingent purchase obligations totaling $32,282,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon an operator satisfying certain conditions such as payment coverage and value tests. Amounts due from the tenant are increased to reflect the additional investment in the property.

At December 31, 2006, we had operating lease obligations of $37,378,000 relating to certain ground leases and Company office space. We incurred rental expense relating to our Company office space of $939,000, $283,000 and $292,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Regarding the property leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At December 31, 2006, aggregate future minimum rentals to be received under these noncancelable subleases totaled $12,982,000.

At December 31, 2006, future minimum lease payments due under operating leases are as follows (in thousands):

2007	$2,756
2008	2,374
2009	2,290
2010	2,138
2011	1,867
Thereafter	25,953

Totals	$37,378

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31
	2006	2005	2004

Numerator for basic and diluted earnings per share — net income available to common stockholders	$81,287	$62,692	$72,634

Denominator for basic earnings per share — weighted average shares	61,661	54,110	51,544
Effect of dilutive securities:
Employee stock options	136	181	377
Non-vested restricted shares	248	208	161

Dilutive potential common shares	384	389	538

Denominator for diluted earnings per share — adjusted weighted average shares	62,045	54,499	52,082

Basic earnings per share	$1.32	$1.16	$1.41

Diluted earnings per share	$1.31	$1.15	$1.39

The diluted earnings per share calculation excludes the dilutive effect of 0, 112,000 and 112,000 options for 2006, 2005 and 2004, respectively, because the exercise price was greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock was not included in the calculations for 2006, 2005 and 2004 as the effect of the conversions was anti-dilutive. The $345,000,000 senior unsecured convertible notes due December 2026 and the Series G Cumulative Convertible Preferred Stock were not included in the calculation for 2006 as the effect of the conversion was anti-dilutive.

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swap Agreements — Our interest rate swap agreements are recorded as assets or liabilities on the balance sheet at fair market value. Fair market value is estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates.

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Mortgage loans receivable	$177,615	$180,537	$141,467	$150,105
Working capital loans	16,833	16,833	52,587	52,587
Equity investments	4,700	4,700	2,970	2,970
Cash and cash equivalents	36,216	36,216	36,237	36,237
Interest rate swap agreements	902	902	2,211	2,211
Financial Liabilities:
Borrowings under lines of credit arrangements	$225,000	$225,000	$195,000	$195,000
Senior unsecured notes	1,541,814	1,895,672	1,198,278	1,271,370
Mortgage loans payable	378,972	378,972	107,540	107,540
Trust preferred liability	52,215	52,215

16.	Discontinued Operations

Three assisted living facilities were held for sale at December 31, 2006 and were sold subsequent to year-end. During the years ended December 31, 2006, 2005 and 2004, we sold properties with carrying values of $75,789,000, $88,098,000 and $37,710,000 for net gains of $1,267,000 and $3,227,000 and net losses of $143,000, respectively. In accordance with Statement No. 144, we have reclassified the income and expenses attributable to these properties to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying the properties as discontinued operations (in thousands):

	Year Ended December 31,
	2006	2005	2004

Revenues:
Rental Income	$5,564	$17,617	$23,095
Expenses:
Interest expense	2,032	5,306	6,668
Depreciation and amortization	4,433	10,012	12,334
General and adminstrative	1,120	1,086	787

Income (loss) from discontinued operations, net	$(2,021)	$1,213	$3,306

17.	Retirement Arrangements

As a result of the merger with Windrose Properties Trust in December 2006, we now have two retirement plans and trusts (the “401(k) Plans”) covering all eligible employees. Under the 401(k) Plans, eligible employees may make contributions, and we may make matching contributions and a profit sharing contribution. Our contributions to the Health Care REIT, Inc. 401(k) Plan totaled $413,000, $337,000 and $289,000 in 2006, 2005 and 2004, respectively. We did not make any contributions to the Windrose Medical Properties Trust 401(k) Plan in 2006.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have a Supplemental Executive Retirement Plan (“SERP”), a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the Company are anticipated for the 2006 fiscal year. No benefit payments are expected to occur during the next five fiscal years and total $1,713,000 during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $1,597,000 at December 31, 2006 ($1,032,000 at December 31, 2005).

The following tables provide a reconciliation of the changes in the SERP’s benefit obligations and a statement of the funded status for the periods indicated (in thousands):

	Year Ended December 31,
	2006	2005

Reconciliation of benefit obligation:
Obligation at January 1	$1,255	$729
Service cost	352	286
Interest cost	72	44
Actuarial (gain)/loss	(82)	196

Obligation at December 31	$1,597	$1,255

	December 31,
	2006	2005

Funded status:
Funded status at December 31	$(1,597)	$(1,255)
Unrecognized (gain)/loss	0	223

Prepaid/(accrued) benefit cost	$(1,597)	$(1,032)

The accrued benefit cost increased $135,000 during 2006 as a result of adopting SFAS 158. See Note 1 for additional information.

The following table shows the components of net periodic benefit costs for the periods indicated (in thousands):

	Year Ended December 31,
	2006	2005

Service cost	$352	$286
Interest cost	72	44
Net actuarial loss	8	0

Net periodic benefit cost	$432	$330

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information for the SERP, which has an accumulated benefit in excess of plan assets (in thousands):

	December 31,
	2006	2005

Projected benefit obligation	$1,597	$1,255
Accumulated benefit obligation	1,121	831
Fair value of assets	n/a	n/a

The following table reflects the weighted-average assumptions used to determine the benefit obligations and net periodic benefit cost for the SERP:

	Benefit Obligations		Net Periodic Benefit Cost
	December 31,		Year Ended December 31,
	2006	2005	2006	2005

Discount rate	6.00%	5.75%	5.75%	6.00%
Rate of compensation increase	4.25%	4.00%	4.00%	4.25%
Expected long-term return on plan assets	n/a	n/a	n/a	n/a

18.	Segment Reporting

Our business consists primarily of financing and leasing senior housing and health care real estate. We evaluate our business and make resource allocations on our two business segments — investment properties and operating properties. Under the investment property segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our primary investment property types include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and specialty care facilities. Under the operating property segment, we primarily invest in medical office buildings that are typically leased under gross leases, modified gross leases or triple-net leases, to multiple tenants, and generally require a certain level of property management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). There are no intersegment sales or transfers. We evaluate performance based upon net operating income of the combined properties in each segment.

Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, accounts receivable and deferred financing costs among others. Non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.

Summary information for the reportable segments during the year ended December 31, 2006 is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income(1)	Income	Income	Revenues	Expenses	Income(2)	Amortization	Expense	Assets

Investment Properties	$302,161	$18,829		$320,990		$320,990	$96,351	$9,041	$3,156,001
Operating Properties	3,474			3,474	1,115	2,359	1,213	600	974,298
Non-segment/Corporate			3,924	3,924				87,193	150,311

	$305,635	$18,829	$3,924	$328,388	$1,115	$323,349	$97,564	$96,834	$4,280,610

(1)	Rental income includes rent from discontinued operations

(2)	Net operating income (“NOI”) is used to evaluate the operating performance of certain real estate properties such as medical office buildings. We define NOI as rental revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments, interest expense and discontinued operations. We believe

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOI provides investors relevant and useful information because it measures the operating performance of our medical office buildings at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our medical office buildings.

All assets, revenues and expenses for the years ended December 31, 2005 and 2004 were attributable to our investment property segment.

19.	Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	Year Ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(2)

Revenues — as reported	$77,413	$80,176	$80,745	$87,787
Discontinued operations	(1,405)	(1,533)	(359)	0

Revenues — as adjusted(1)	$76,008	$78,643	$80,386	$87,787

Net income available to common stockholders	$19,645	$22,668	$21,480	$17,494

Net income available to common stockholders per share:
Basic	$0.34	$0.37	$0.34	$0.27
Diluted	0.34	0.37	0.34	0.27

	Year Ended December 31, 2005
	1st Quarter	2nd Quarter(3)	3rd Quarter	4th Quarter

Revenues — as reported	$68,379	$68,607	$73,065	$77,967
Discontinued operations	(4,615)	(4,674)	(3,237)	(1,954)

Revenues — as adjusted(1)	$63,764	$63,933	$69,828	$76,013

Net income (loss) available to common stockholders	$17,803	$(1,606)	$19,908	$26,587

Net income (loss) available to common stockholders per share:
Basic	$0.34	$(0.03)	$0.37	$0.47
Diluted	0.33	(0.03)	0.37	0.47

(1)	In accordance with FASB Statement No. 144, we have reclassified the income attributable to the properties sold subsequent to January 1, 2002 and attributable to the properties held for sale at December 31, 2006 to discontinued operations. See Note 16.

(2)	The decrease in net income and amounts per share are primarily attributable to costs associated with the Windrose merger ($5,213,000) and the write-off of a straight-line rent receivable ($5,143,000), offset by the favorable impact of prior period adjustments resulting from reassessment of straight-line rent revenue recognition policies ($3,266,000).

(3)	The net loss and amounts per share are primarily attributable to the loss on extinguishment of debt recorded in second quarter 2005.

20.	Subsequent Events

On January 11, 2007, we announced an agreement to purchase a portfolio of medical office buildings from affiliates of Rendina Companies. As part of the transaction, we also agreed to acquire Paramount Real Estate Services, the property management group of Rendina Companies. The property portfolio includes 18 medical office buildings in ten states. The transactions are subject to standard due diligence and are anticipated to close in the second quarter of 2007.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework. The scope of management’s assessment as of December 31, 2006 did not include an assessment of the internal control over financial reporting for Windrose Medical Properties Trust in a purchase business combination on December 20, 2006. The acquired business represents 23.7% of the Company’s consolidated total assets at December 31, 2006 and 0.4% of the Company’s net income available to common stockholders for the year ended December 31, 2006. The scope of management’s assessment on internal control over financial reporting for fiscal year 2007 will include the acquired Windrose Medical Properties Trust operations.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2006.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Stockholders and Directors
Health Care REIT, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that Health Care REIT, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Care REIT Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Property, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Windrose Medical Properties Trust, which is included in the consolidated financial statements of Health Care REIT, Inc. and constitute 23.7% of consolidated total assets as of December 31, 2006 and 1.0% of consolidated revenues for the year then ended. Management did not include an assessment of the internal control over financial reporting of Windrose Medical Properties Trust because it was acquired in a business combination on December 19, 2006.

In our opinion, management’s assessment that Health Care REIT, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Health Care REIT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Health Care REIT, Inc. and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
February 28, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Executive Officers,” “Board and Committees” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (“Commission”) prior to April 30, 2007.

We have adopted a Code of Business Conduct & Ethics that applies to our directors, officers and employees. The code is posted on our Web site at www.hcreit.com and is available from the Company upon written request to the Senior Vice President — Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio 43603-1475. Any amendment to, or waivers from, the code that relate to any officer or director of the Company will be promptly disclosed on our Internet Web site at www.hcreit.com.

In addition, the Board has adopted charters for the Audit, Compensation and Nominating/Corporate Governance Committees. These charters are posted on our Web site at www.hcreit.com and are available from the Company upon written request to the Senior Vice President — Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio 43603-1475.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2007.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the information under the headings “Board and Committees — Independence and Meetings” and “Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2007.

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

3. Exhibit Index:

2.1	Agreement and Plan of Merger, dated as of September 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed September 15, 2006, and incorporated herein by reference thereto).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed October 13, 2006, and incorporated herein by reference thereto).
3.1	Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.2	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.4	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003, and incorporated herein by reference thereto).
3.5	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/A filed July 8, 2003, and incorporated herein by reference thereto).
3.6	Certificate of Designation of 6% Series E Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 1, 2003, and incorporated herein by reference thereto).
3.7	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004, and incorporated herein by reference thereto).

3.8	Certificate of Designation of 7.5% Series G Cumulative Convertible Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 20, 2006, and incorporated herein by reference thereto).
3.9	Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed September 8, 2004, and incorporated herein by reference thereto).
4.1	The Company, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument that defines the rights of holders of long-term debt of the Company and authorizes a total amount of securities not in excess of 10% of the total assets of the Company.
4.2	Indenture dated as of April 17, 1997 between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.3	First Supplemental Indenture, dated as of April 17, 1997, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.4	Second Supplemental Indenture, dated as of March 13, 1998, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 11, 1998, and incorporated herein by reference thereto).
4.5	Third Supplemental Indenture, dated as of March 18, 1999, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 17, 1999, and incorporated herein by reference thereto).
4.6	Fourth Supplemental Indenture, dated as of August 10, 2001, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed August 9, 2001, and incorporated herein by reference thereto).
4.7	Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.8	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.9	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.10	Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.11	Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003, and incorporated herein by reference thereto).
4.12	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.13	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.14	Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003, and incorporated herein by reference thereto).

4.15	Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004, and incorporated herein by reference thereto).
4.16	Supplemental Indenture No. 4, dated as of April 27, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 28, 2005, and incorporated herein by reference thereto).
4.17	Supplemental Indenture No. 5, dated as of November 30, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 30, 2005, and incorporated herein by reference thereto).
4.18	Indenture, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).
4.19	Supplemental Indenture No. 1, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).
4.20	Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
4.21	Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
10.1	Third Amended and Restated Loan Agreement, dated as of July 26, 2006, by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 28, 2006, and incorporated herein by reference thereto).
10.2	Amendment No. 1 to Third Amended and Restated Loan Agreement by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents, dated as of September 20, 2006 (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed September 26, 2006, and incorporated herein by reference thereto).
10.3	Credit Agreement, dated as of May 31, 2006, by and among the Company and certain of its subsidiaries and Fifth Third Bank (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2006, and incorporated by reference thereto).
10.4	ISDA Master Agreement and Schedule dated as of May 6, 2004 by and between Bank of America, N.A. and Health Care REIT, Inc. (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.5	Interest Rate Swap Confirmation dated May 10, 2004 between Health Care REIT, Inc. and Bank of America, N.A. (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.6	Interest Rate Swap Confirmation dated May 6, 2004 between Health Care REIT, Inc. and Deutsche Bank AG (filed with the Commission as Exhibit 10.5 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.7	Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).

10.8	The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995, and incorporated herein by reference thereto).*
10.9	First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*
10.10	Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*
10.11	Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.12	Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.13	First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.14	Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, filed March 28, 2005, and incorporated herein by reference thereto).*
10.15	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.16	Form of Restricted Stock Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.17	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/A filed October 27, 2004, and incorporated herein by reference thereto).*
10.18	Form of Restricted Stock Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.19	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.20	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.21	Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.22	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.23	Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.22 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.24	Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.23 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*

10.25	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.24 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.26	Restricted Stock Agreement, dated January 22, 2007, by and between Health Care REIT and Raymond W. Braun (filed with the Commission as Exhibit 10.2 to the Company’s Form 8-K filed January 25, 2007, and incorporated herein by reference thereto).*
10.27	Third Amended and Restated Employment Agreement, dated January 22, 2007, by and between the Company and George L. Chapman (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed January 25, 2007, and incorporated herein by reference thereto).*
10.28	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Raymond W. Braun (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.29	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Erin C. Ibele (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.30	Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.31	Amended and Restated Employment Agreement, effective March 17, 2006, by and between Health Care REIT, Inc. and Scott A. Estes (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2006, and incorporated herein by reference thereto).*
10.32	Employment Agreement, effective July 1, 2004, by and between Health Care REIT, Inc. and Jeffrey H. Miller (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).*
10.33	Consulting Agreement dated as of September 12, 2006 between the Company and Fred S. Klipsch (filed with the Commission as Exhibit 10.1 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.34	Consulting Agreement dated as of September 12, 2006 between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.2 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.35	Employment Agreement dated as of September 12, 2006 between the Company and Daniel R. Loftus (filed with the Commission as Exhibit 10.3 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.36	Health Care REIT, Inc. Supplemental Executive Retirement Plan, effective as of January 1, 2001 (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.37	Health Care REIT, Inc. Executive Loan Program, effective as of August 1999 (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.38	Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005, and incorporated herein by reference thereto).*
10.39	Summary of Director Compensation.*
14	Code of Business Conduct and Ethics (filed with the Commission as Exhibit 14 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney executed by Pier C. Borra (Director).
24.2	Power of Attorney executed by Thomas J. DeRosa (Director).
24.3	Power of Attorney executed by Jeffrey H. Donahue (Director).
24.4	Power of Attorney executed by Peter J. Grua (Director).

24.5	Power of Attorney executed by Fred S. Klipsch (Director).
24.6	Power of Attorney executed by Sharon M. Oster (Director).
24.7	Power of Attorney executed by R. Scott Trumbull (Director).
24.8	Power of Attorney executed by George L. Chapman (Director, Chairman of the Board and Chief Executive Officer and Principal Executive Officer).
24.9	Power of Attorney executed by Scott A. Estes (Senior Vice President and Chief Financial Officer and Principal Financial Officer).
24.10	Power of Attorney executed by Paul D. Nungester, Jr. (Vice President and Controller and Principal Accounting Officer).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement.

(b)	Exhibits:

The exhibits listed in Item 15(a)(3) above are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Securities Exchange Act of 1934.

(c)	Financial Statement Schedules:

Financial statement schedules are included on pages 100 through 111.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.

By:	/s/ George L. Chapman
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2007, by the following person on behalf of the Company and in the capacities indicated.

/s/ Pier C. Borra*	/s/ Sharon M. Oster*
Pier C. Borra, Director	Sharon M. Oster, Director

/s/ Thomas J. Derosa*	/s/ R. Scott Trumbull*
Thomas J. DeRosa, Director	R. Scott Trumbull, Director

/s/ Jeffrey H. Donahue*	/s/ George L. Chapman
Jeffrey H. Donahue, Director	George L. Chapman, Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Peter J. Grua*	/s/ Scott A. Estes*
Peter J. Grua, Director	Scott A. Estes, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Fred S. Klipsch*	/s/ Paul D. Nungester, Jr.*
Fred S. Klipsch, Vice Chairman	Paul D. Nungester, Jr., Vice President and Controller (Principal Accounting Officer)

*By: /s/ George L. Chapman George L. Chapman, Attorney-in-Fact

HEALTH CARE REIT, INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

					Gross Amount at Which
					Carried at Close of Period
							Accumulated
		Initial Cost to Company		Cost Capitalized			Depreciation
			Buildings &	Subsequent to		Buildings &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Assisted Living Facilities:
Alhambra, CA		$420	$2,534		$420	$2,534	$410	1999	1999
Amarillo, TX		390	5,100		390	5,100	302	2004	1996
Asheboro, NC(3)	$3,548	290	5,032	$21	290	5,053	464	2003	1998
Asheville, NC		204	3,489		204	3,489	795	1999	1999
Asheville, NC		280	1,955	351	280	2,306	234	2003	1992
Auburn, MA(1)	4,446	1,050	7,950		1,050	7,950	746	2003	1997
Azusa, CA		570	3,141		570	3,141	531	1998	1988
Baltimore, MD		510	4,515		510	4,515	485	2003	1999
Bartlesville, OK		100	1,380		100	1,380	432	1996	1995
Beaumont, TX		520	6,050		520	6,050	378	2004	1997
Bellevue, WI		1,740	18,260		1,740	18,260	243	2006	2004
Bellingham, WA		300	3,200		300	3,200	285	2003	1994
Bluffton, SC		700	5,598	3,085	700	8,683	1,226	1999	2000
Bradenton, FL		252	3,298		252	3,298	1,051	1996	1995
Bradenton, FL		100	1,700	942	100	2,642	863	1999	1996
Brandon, FL		860	7,140		860	7,140	609	2003	1990
Bremerton, WA		390	2,210		390	2,210		2006	1999
Burlington, NC		280	4,297	707	280	5,004	446	2003	2000
Burlington, NC(3)	2,787	460	5,501	5	460	5,506	503	2003	1997
Butte, MT		550	3,957	43	550	4,000	667	1998	1999
Canton, OH		300	2,098		300	2,098	483	1998	1998
Cape Coral, FL		530	3,281		530	3,281	437	2002	2000
Cary, NC		1,500	4,350	986	1,500	5,336	1,100	1998	1996
Cedar Hill, TX		171	1,490		171	1,490	436	1997	1996
Chapel Hill, NC		354	2,646	783	354	3,429	396	2002	1997
Chelmsford, MA(2)	9,019	1,040	10,960		1,040	10,960	944	2003	1997
Chickasha, OK		85	1,395		85	1,395	430	1996	1996
Chubbuck, ID		125	5,375		125	5,375	488	2003	1996
Claremore, OK		155	1,428		155	1,428	415	1996	1996
Clarksville, TN		330	2,292		330	2,292	522	1998	1998
Coeur D’ Alene, ID		530	7,570		530	7,570	681	2003	1987
Columbia, TN		341	2,295		341	2,295	519	1999	1999
Concord, NC(3)	4,698	550	3,921	78	550	3,998	404	2003	1997
Corpus Christi, TX		155	2,935	15	155	2,950	1,221	1997	1996
Corpus Christi, TX		420	4,796	139	420	4,935	2,475	1996	1997
Danville, VA		410	3,954	722	410	4,676	433	2003	1998
Dayton, OH		690	2,970	1,428	690	4,398	743	2003	1994
Desoto, TX		205	1,383		205	1,383	394	1996	1996
Duncan, OK		103	1,347		103	1,347	408	1995	1996
Durham, NC		1,476	10,659	2,196	1,476	12,855	4,517	1997	1999
Eden, NC(3)	3,049	390	5,039	89	390	5,128	464	2003	1998
Edmond, OK		175	1,564		175	1,564	465	1995	1996
Elizabeth City, NC		200	2,760	2,010	200	4,771	813	1998	1999
Encinitas, CA		1,460	7,721		1,460	7,721	1,420	2000	2000
Enid, OK		90	1,390		90	1,390	435	1995	1995
Everett, WA		1,400	5,476		1,400	5,476	1,160	1999	1999
Fairfield, CA		1,460	14,040		1,460	14,040	1,906	2002	1998
Fairhaven, MA		770	6,230		770	6,230	455	2004	1999
Fayetteville, NY		410	3,962	500	410	4,462	581	2001	1997
Federal Way, WA		540	3,960		540	3,960	352	2003	1978
Findlay, OH		200	1,800		200	1,800	489	1997	1997
Flagstaff, AZ		540	4,460		540	4,460	406	2003	1999
Florence, NJ		300	2,978		300	2,978	394	2002	1999
Forest City, NC(3)	3,121	320	4,576	51	320	4,628	429	2003	1999
Fort Myers, FL		440	2,560		440	2,560	240	2003	1980
Fort Worth, TX		64	3,881		64	3,881	1,635	1996	1984
Fredricksburg, VA(4)	7,424	1,000	20,000		1,000	20,000	918	2005	1999
Gastonia, NC(3)	4,153	470	6,129	9	470	6,138	559	2003	1998
Gastonia, NC(3)	1,944	310	3,096	38	310	3,134	305	2003	1994
Gastonia, NC(3)	3,900	400	5,029	1	400	5,029	467	2003	1996

					Gross Amount at Which
					Carried at Close of Period
							Accumulated
		Initial Cost to Company		Cost Capitalized			Depreciation
			Buildings &	Subsequent to		Buildings &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Georgetown, TX		$200	$2,100		$200	$2,100	$557	1997	1997
Grand Terrace, CA		530	2,770		530	2,770	196	2004	1982
Greensboro, NC		330	2,970	$555	330	3,524	334	2003	1996
Greensboro, NC		560	5,507	1,013	560	6,520	614	2003	1997
Greenville, NC(3)	$3,639	290	4,393	20	290	4,413	407	2003	1998
Greenville, SC		310	4,750		310	4,750	314	2004	1997
Hagerstown, MD		360	4,640		360	4,640	445	2003	1999
Hamden, CT		1,470	4,530		1,470	4,530	699	2002	1998
Hamilton, NJ		440	4,469		440	4,469	605	2001	1998
Happy Valley, OR		628	3,585	232	628	3,817	787	1998	1999
Harlingen, TX		92	2,057	127	92	2,184	866	1997	1989
Hattiesburg, MS		560	5,790		560	5,790	823	2002	1998
Henderson, NV		380	9,220	65	380	9,285	1,965	1998	1998
Henderson, NV		380	4,360	41	380	4,401	723	1999	2000
Hickory, NC		290	987	232	290	1,219	155	2003	1994
High Point, NC		560	4,443	793	560	5,236	488	2003	2000
High Point, NC		370	2,185	410	370	2,595	259	2003	1999
High Point, NC(3)	2,655	330	3,395	34	330	3,429	323	2003	1994
High Point, NC(3)	2,996	430	4,147	3	430	4,150	387	2003	1998
Highlands Ranch, CO		940	3,721		940	3,721	500	2002	1999
Hilton Head Island, SC		510	6,037	2,380	510	8,417	1,437	1998	1999
Hopedale, MA		130	8,170		130	8,170	416	2005	1999
Houston, TX		360	2,640		360	2,640	321	2002	1999
Houston, TX		360	2,640		360	2,640	317	2002	1999
Hutchinson, KS		600	10,590		600	10,590	631	2004	1997
Jackson, TN		540	1,633	177	540	1,810	199	2003	1998
Jonesboro, GA		460	1,304		460	1,304	131	2003	1992
Kalispell, MT		360	3,282		360	3,282	739	1998	1998
Kenner, LA		1,100	10,036	125	1,100	10,161	3,593	1998	2000
Kirkland, WA(2)	4,937	1,880	4,320		1,880	4,320	396	2003	1996
Knoxville, TN		314	2,756		315	2,754	320	2002	1998
Lake Havasu City, AZ		450	4,223		450	4,223	874	1998	1999
Lake Havasu City, AZ		110	2,244	136	110	2,380	531	1998	1994
Lakeland, FL		520	4,580		520	4,580	410	2003	1991
Lakewood, NY		470	8,530		470	8,530	740	2003	1999
Lawton, OK		144	1,456		144	1,456	436	1995	1996
Lecanto, FL		200	6,900		200	6,900	438	2004	1986
Lenoir, NC		190	3,748	641	190	4,389	407	2003	1998
Lexington, NC		200	3,900	1,015	200	4,915	554	2002	1997
Longview, TX		320	4,440		320	4,440	280	2004	1997
Louisville, KY(1)	3,305	490	7,610		490	7,610	717	2003	1997
Lubbock, TX		280	6,220	1,660	280	7,880	591	2003	1996
Manassas, VA(2)	3,757	750	7,450		750	7,450	653	2003	1996
Margate, FL		500	7,303	2,459	500	9,762	4,246	1998	1972
Martinsville, NC		349			349			2003
Marysville, CA		450	4,172	44	450	4,216	706	1998	1999
Matthews, NC(3)	3,811	560	4,869	183	560	5,051	468	2003	1998
McHenry, IL		1,632			1,632			2006
McHenry, IL		3,550	15,300		3,550	15,300		2006	2004
Middleburg Heights, OH		960	7,780		960	7,780	473	2004	1998
Middleton, WI		420	4,006		420	4,006	525	2001	1991
Midland, TX		400	4,930		400	4,930	303	2004	1997
Midwest City, OK		95	1,385		95	1,385	434	1996	1995
Missoula, MT(5)	6,516	550	7,490		550	7,490	258	2005	1998
Monroe, NC		470	3,681	648	470	4,329	412	2003	2001
Monroe, NC		310	4,799	857	310	5,656	506	2003	2000
Monroe, NC(3)	3,343	450	4,021	13	450	4,033	388	2003	1997
Morehead City, NC		200	3,104	1,648	200	4,752	799	1999	1999
Moses Lake, WA		260	5,940		260	5,940	536	2003	1986
Mt. Vernon, WA		400	2,200		400	2,200		2006	2001
New York, NY		1,440	21,460		1,440	21,460		2006	1997
Newark, DE		560	21,220		560	21,220	1,243	2004	1998
Newburyport, MA		960	8,290		960	8,290	1,033	2002	1999
Norman, OK		55	1,484		55	1,484	533	1995	1995
North Augusta, SC		332	2,558		332	2,558	570	1999	1998
North Miami Beach, FL		300	5,709	2,006	300	7,715	3,177	1998	1987
North Oklahoma City, OK		87	1,508		87	1,508	432	1996	1996

					Gross Amount at Which
					Carried at Close of Period
							Accumulated
		Initial Cost to Company		Cost Capitalized			Depreciation
			Buildings &	Subsequent to		Buildings &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Ocean Shores, WA		$770	$1,390		$770	$1,390	$101	2004	1996
Ogden, UT		360	6,700		360	6,700	412	2004	1998
Oklahoma City, OK		130	1,350		130	1,350	412	1995	1996
Oklahoma City, OK		220	2,943		220	2,943	592	1999	1999
Ontario, OR		90	2,110		90	2,110	188	2003	1985
Orlando, FL		1,390	4,630		1,390	4,630	344	2004	1973
Oshkosh, WI		900	3,800		900	3,800	81	2006	2005
Owasso, OK		215	1,380		215	1,380	400	1996	1996
Palestine, TX		173	1,410		173	1,410	411	1996	1996
Palestine, TX		180	4,320		180	4,320	51	2006	2005
Paris, TX		490	5,452		490	5,452	59	2006	2006
Paso Robles, CA		1,770	8,630		1,770	8,630	1,163	2002	1998
Phoenix, AZ		1,000	6,500		1,000	6,500	598	2003	1999
Pinehurst, NC		290	2,690	$484	290	3,174	312	2003	1998
Piqua, OH		204	1,885		204	1,885	461	1997	1997
Pittsburgh, PA		1,750	8,572	115	1,750	8,687	426	2005	1998
Pocatello, ID		470	1,930		470	1,930	193	2003	1991
Ponca City, OK		114	1,536		114	1,536	480	1995	1995
Quincy, MA		2,690	15,410		2,690	15,410	812	2004	1999
Reidsville, NC		170	3,830	857	170	4,687	537	2002	1998
Reno, NV		1,060	11,440		1,060	11,440	695	2004	1998
Ridgeland, MS(2)	$4,772	520	7,680		520	7,680	674	2003	1997
Rocky Hill, CT		1,460	7,040		1,460	7,040	983	2002	1998
Rocky Hill, CT(1)	4,561	1,090	6,710		1,090	6,710	637	2003	1996
Romeoville, IL		1,895			1,895			2006
Roswell, GA		620	2,200	184	620	2,384	320	2002	1997
Salem, OR		449	5,172		449	5,172	1,137	1999	1998
Salisbury, NC(3)	3,621	370	5,697	57	370	5,754	528	2003	1997
Salt Lake City, UT		1,060	6,142		1,060	6,142	1,019	1999	1986
San Angelo, TX		260	8,800		260	8,800	524	2004	1997
San Juan Capistrano, CA		1,390	6,942		1,390	6,942	1,022	2000	2001
Sarasota, FL		475	3,175		475	3,175	1,012	1996	1995
Sarasota, FL		1,190	4,810		1,190	4,810	455	2003	1988
Seven Fields, PA		484	4,663	63	484	4,725	1,040	1999	1999
Shawnee, OK		80	1,400		80	1,400	435	1996	1995
Sheboygan, WI		80	5,320		80	5,320	74	2006	2006
Sherman, TX		700	5,221		700	5,221		2006	2006
Smithfield, NC(3)	3,554	290	5,777	52	290	5,830	529	2003	1998
St. Charles, IL		986			986			2006
Statesville, NC		150	1,447	267	150	1,713	168	2003	1990
Statesville, NC(3)	2,895	310	6,183	32	310	6,215	551	2003	1996
Statesville, NC(3)	2,494	140	3,798	33	140	3,832	341	2003	1999
Staunton, VA		140	8,360		140	8,360	763	2003	1999
Stillwater, OK		80	1,400		80	1,400	438	1995	1995
Sunrise, FL		1,480	15,950		1,480	15,950	1,010	2004	1988
Tewksbury, MA		1,520	5,480		1,520	5,480	468	2003	1989
Texarkana, TX		192	1,403		192	1,403	406	1996	1996
Troy, OH		200	2,000		200	2,000	533	1997	1997
Valparaiso, IN		112	2,558		112	2,558	395	2001	1998
Valparaiso, IN		108	2,962		108	2,962	447	2001	1999
Vero Beach, FL		262	3,189		262	3,189	477	2001	1999
Vero Beach, FL		297	3,263		297	3,263	493	2001	1996
W. Hartford, CT		2,650	5,980		2,650	5,980	467	2004	1905
Waco, TX		180	4,500		180	4,500	295	2004	1997
Wake Forest, NC		200	3,003	1,742	200	4,745	874	1998	1999
Walterboro, SC		150	1,838	337	150	2,175	667	1999	1992
Waterford, CT		1,360	12,540		1,360	12,540	1,611	2002	2000
Waxahachie, TX		154	1,430		154	1,430	416	1996	1996
Westerville, OH		740	8,287	2,736	740	11,023	3,152	1998	2001
Wichita Falls, TX		470	3,010		470	3,010	205	2004	1997
Wilmington, NC		210	2,991		210	2,991	651	1999	1999
Winston-Salem, NC		360	2,514	459	360	2,973	282	2003	1996

Total Assisted Living Facilities:	104,945	105,153	906,738	39,131	105,154	945,912	119,856
Skilled Nursing Facilities:
Agawam, MA		880	16,112	2,133	880	18,246	2,076	2002	1993
Akron, OH		290	8,219		290	8,219	250	2005	1961
Akron, OH		630	7,535		630	7,535	106	2006	1915

					Gross Amount at Which
					Carried at Close of Period
							Accumulated
		Initial Cost to Company		Cost Capitalized			Depreciation
			Buildings &	Subsequent to		Buildings &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Alliance, OH(6)	$5,055	$270	$7,723		$270	$7,723	$169	2006	1982
Amarillo, TX		540	7,260		540	7,260	319	2005	1986
Arcadia, LA		240	5,460		240	5,460	126	2006	2006
Atlanta, GA		460	5,540		460	5,540	265	2005	1972
Auburndale, FL		750	5,950		750	5,950	270	2005	1983
Aurora, CO		2,600	5,906		2,600	5,906	132	2006	1988
Baltic, OH(6)	4,145	50	8,709		50	8,709	185	2006	1983
Baytown, TX		450	6,150		450	6,150	781	2002	2000
Beachwood, OH		1,260	23,478		1,260	23,478	3,264	2001	1990
Beattyville, KY		100	6,900		100	6,900	241	2005	1972
Bernice, LA		16	1,017		16	1,017	69	2005	1969
Birmingham, AL		390	4,902		390	4,902	542	2003	1977
Birmingham, AL		340	5,734		340	5,734	586	2003	1974
Boise, ID		810	5,401		810	5,401	1,542	1998	1966
Boise, ID		600	7,383		600	7,383	1,863	1998	1997
Boonville, IN		190	5,510		190	5,510	724	2002	2000
Bountiful, UT		991	6,850		991	6,850	208	2005	1987
Boynton Beach, FL		980	8,112		980	8,112	578	2004	1999
Braintree, MA		170	7,157	$1,290	170	8,447	3,895	1997	1968
Brandon, MS		115	9,549		115	9,549	1,000	2003	1963
Bridgewater, NJ		1,850	3,050		1,850	3,050	257	2004	1970
Brighton, MA		240	3,859	1,497	240	5,356	232	2005	1982
Broadview Heights, OH		920	12,400		920	12,400	1,729	2001	1984
Bunnell, FL		260	7,118		260	7,118	537	2004	1985
Butler, AL		90	3,510		90	3,510	282	2004	1960
Byrdstown, TN			2,414			2,414	443	2004	1982
Canton, MA		820	8,201	263	820	8,464	1,126	2002	1993
Carrollton, TX		730	2,770		730	2,770	152	2005	1976
Centerville, MA		1,490	9,650	307	1,490	9,957	553	2004	1982
Cheswick, PA		384	6,041	1,293	384	7,334	1,805	1998	1933
Clarksville, TN		480	5,020		480	5,020	65	2006	1989
Clearwater, FL		160	7,218		160	7,218	493	2004	1961
Clearwater, FL		1,260	2,740		1,260	2,740	162	2005	1983
Cleveland, MS			1,850			1,850	648	2003	1977
Cleveland, TN		350	5,000	122	350	5,122	768	2001	1987
Coeur d’Alene, ID		600	7,878		600	7,878	1,969	1998	1996
Colorado Springs, CO		310	6,290		310	6,290	294	2005	1985
Columbia, TN		590	3,787		590	3,787	450	2003	1974
Columbus, IN		530	5,170	1,540	530	6,710	751	2002	2001
Columbus, OH		1,070	11,726	205	1,070	11,930	339	2005	1968
Columbus, OH(6)	4,774	1,010	4,931		1,010	4,931	119	2006	1983
Columbus, OH(6)	10,699	1,860	16,624		1,860	16,624	363	2006	1978
Corpus Christi, TX		307	443		307	443	55	2005	1985
Corpus Christi, TX		400	1,916		400	1,916	86	2005	1985
Dade City, FL		250	7,150		250	7,150	495	2004	1975
Daytona Beach, FL		470	5,930		470	5,930	447	2004	1986
Daytona Beach, FL		490	5,710		490	5,710	446	2004	1961
Daytona Beach, FL		1,850	2,650		1,850	2,650	162	2005	1964
DeBary, FL		440	7,460		440	7,460	514	2004	1965
Dedham, MA		1,790	12,936		1,790	12,936	1,768	2002	1996
Defuniak Springs, FL		1,350	10,250		1,350	10,250	98	2006	1980
DeLand, FL		220	7,080		220	7,080	492	2004	1967
Denton, MD		390	4,010		390	4,010	515	2003	1982
Denver, CO		2,530	9,514		2,530	9,514	281	2005	1987
Douglasville, GA		1,350	7,471		1,350	7,471	830	2003	1975
Easton, PA		285	6,315		285	6,315	2,745	1993	1959
Eight Mile, AL		410	6,110		410	6,110	707	2003	1973
El Paso, TX		539	8,961		539	8,961	397	2005	1970
El Paso, TX		642	3,958		642	3,958	210	2005	1969
Elizabethton, TN		310	4,604	336	310	4,940	794	2001	1980
Erin, TN		440	8,060	134	440	8,194	1,180	2001	1981
Eugene, OR		300	5,316		300	5,316	1,442	1998	1972
Fairfield, AL		530	9,134		530	9,134	962	2003	1965
Fall River, MA		620	5,829	4,856	620	10,685	2,341	1996	1973
Farmerville, LA		147	4,087		147	4,087	161	2005	1984
Florence, AL		320	3,975		320	3,975	495	2003	1972
Fort Myers, FL		636	6,026		636	6,026	2,197	1998	1984
Fort Pierce, FL		440	3,560		440	3,560	141	2005	1973

					Gross Amount at Which
					Carried at Close of Period
							Accumulated
		Initial Cost to Company		Cost Capitalized			Depreciation
			Buildings &	Subsequent to		Buildings &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Gardnerville, NV		$182	$1,718	$785	$182	$2,503	$701	2004	2000
Goshen, IN		210	6,160		210	6,160	82	2006	2006
Graceville, FL		150	13,000		150	13,000	121	2006	1980
Grand Prairie, TX		574	3,426		574	3,426	182	2005	1982
Granite City, IL		610	7,143	842	610	7,985	2,781	1998	1973
Granite City, IL		400	4,303	707	400	5,010	1,700	1999	1964
Greeneville, TN		400	8,290		400	8,290	663	2004	1979
Hanover, IN		210	4,430		210	4,430	325	2004	2000
Hardin, IL		50	5,350	135	50	5,485	1,506	2002	1996
Harriman, TN		590	8,060	158	590	8,218	1,260	2001	1972
Herculaneum, MO		127	10,373	393	127	10,766	2,852	2002	1984
Hilliard, FL		150	6,990		150	6,990	1,657	1999	1990
Homestead, FL		2,750	11,750		2,750	11,750	112	2006	1994
Houston, TX		600	2,700		600	2,700	150	2005	1974
Houston, TX		630	5,970	750	630	6,720	811	2002	1995
Huron, OH		160	6,088	252	160	6,340	177	2005	1983
Indianapolis, IN		255	2,473		255	2,473	63	2006	1981
Indianapolis, IN		75	925		75	925	106	2004	1942
Jackson, MS		410	1,814		410	1,814	234	2003	1968
Jackson, MS			4,400			4,400	1,540	2003	1980
Jackson, MS			2,150			2,150	753	2003	1970
Jamestown, TN			6,707			6,707	1,230	2004	1966
Jefferson City, MO		370	6,730	301	370	7,031	1,852	2002	1982
Jefferson, OH		80	9,120		80	9,120	246	2006	1984
Jonesboro, GA		840	1,921		840	1,921	260	2003	1992
Kent, OH		215	3,367		215	3,367	1,339	1989	1983
Kissimmee, FL		230	3,854		230	3,854	273	2004	1972
LaBelle, FL		60	4,946		60	4,946	380	2004	1986
Lake Placid, FL		150	12,850		150	12,850	910	2004	1984
Lakeland, FL		696	4,843		696	4,843	1,784	1998	1984
Lee, MA		290	18,135	926	290	19,061	2,440	2002	1998
Littleton, MA		1,240	2,910		1,240	2,910	445	1996	1975
Longview, TX		293	1,707		293	1,707	105	2005	1971
Longwood, FL		480	7,520		480	7,520	530	2004	1980
Louisville, KY		490	10,010		490	10,010	530	2005	1978
Louisville, KY		430	7,135	163	430	7,298	1,085	2002	1974
Louisville, KY		350	4,675	109	350	4,784	727	2002	1975
Lowell, MA		370	7,450		370	7,450	413	2004	1977
Lufkin, TX		416	1,184		416	1,184	106	2005	1919
Manchester, NH		340	4,360		340	4,360	186	2005	1984
Marianna, FL		340	8,910		340	8,910	83	2006	1997
McComb, MS		120	5,786		120	5,786	592	2003	1973
Memphis, TN		970	4,246		970	4,246	506	2003	1981
Memphis, TN		480	5,656		480	5,656	624	2003	1982
Memphis, TN		940	5,963		940	5,963	545	2004	1951
Merrillville, IN		643	7,084	3,526	643	10,610	3,045	1997	1999
Mesa, AZ		940	2,579		940	2,579	117	2005	1984
Midwest City, OK		470	5,673		470	5,673	1,898	1998	1958
Midwest City, OK		484	5,516		484	5,516	256	2005	1987
Millbury, MA		930	4,570		930	4,570	399	2004	1972
Mobile, AL		440	3,625		440	3,625	437	2003	1982
Monteagle, TN		310	3,318		310	3,318	367	2003	1980
Monterey, TN			4,195			4,195	769	2004	1977
Monticello, FL		140	4,471		140	4,471	354	2004	1986
Morgantown, KY		380	3,705		380	3,705	387	2003	1965
Moss Point, MS		120	7,280		120	7,280	524	2004	1933
Mountain City, TN		220	5,896	661	220	6,556	1,579	2001	1976
Naples, FL		550	5,450		550	5,450	351	2004	1968
Natchitoches, LA		190	4,096		190	4,096	153	2005	1965
Needham, MA		1,610	13,715	365	1,610	14,081	1,969	2002	1994
New Haven, CT		160	4,778		160	4,778	11	2006	1958
New Haven, IN		176	3,524		176	3,524	270	2004	1981
New Port Richey, FL		624	7,307		624	7,307	2,644	1998	1984
North Miami, FL		430	3,918		430	3,918	379	2004	1968
North Miami, FL		440	4,830		440	4,830	382	2004	1963
Norwalk, CT		410	2,118	1,782	410	3,900	210	2004	1971
Oklahoma City, OK		473	10,729		473	10,729	136	2006	1979
Ormond Beach, FL			2,739	74		2,812	651	2002	1983

					Gross Amount at Which
					Carried at Close of Period
							Accumulated
		Initial Cost to Company		Cost Capitalized			Depreciation
			Buildings &	Subsequent to		Buildings &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Overland Park, KS		$1,120	$8,360		$1,120	$8,360	$252	2005	1970
Owensboro, KY		240	6,760		240	6,760	345	2005	1966
Owensboro, KY		225	13,275		225	13,275	582	2005	1964
Owenton, KY		100	2,400		100	2,400	129	2005	1979
Panama City, FL		300	9,200		300	9,200	653	2004	1992
Payson, AZ		180	3,988		180	3,988	1,145	1998	1985
Pigeon Forge, TN		320	4,180	$117	320	4,297	689	2001	1986
Plano, TX		1,305	9,095		1,305	9,095	412	2005	1977
Pleasant Grove, AL		480	4,429		480	4,429	529	2003	1964
Plymouth, MA		440	6,220		440	6,220	361	2004	1968
Port St. Joe, FL		370	2,055		370	2,055	271	2004	1982
Prospect, CT		820	1,441	2,118	820	3,559	151	2004	1970
Pueblo, CO		370	6,051		370	6,051	1,701	1998	1989
Pueblo, CO		250	9,391		250	9,391	289	2005	1986
Quincy, FL		200	5,333		200	5,333	425	2004	1983
Quitman, MS		60	10,340		60	10,340	701	2004	1976
Rheems, PA		200	1,575		200	1,575	169	2003	1996
Richmond, VA		1,210	2,889		1,210	2,889	434	2003	1995
Ridgely, TN		300	5,700	97	300	5,797	856	2001	1990
Ringgold, LA		30	4,174		30	4,174	150	2005	1984
Rochdale, MA		675	11,847	1,899	675	13,746	1,552	2002	1995
Rockledge, FL		360	4,117		360	4,117	815	2001	1970
Rockwood, TN		500	7,116	741	500	7,857	1,205	2001	1979
Rogersville, TN		350	3,278		350	3,278	363	2003	1980
Royal Palm Beach, FL		980	8,320		980	8,320	604	2004	1984
Ruleville, MS		0	50			50	18	2003	1978
Ruston, LA		130	9,403		130	9,403	300	2005	1988
San Antonio, TX		560	7,315		560	7,315	936	2002	2000
Sandwich, MA		1,140	11,190	136	1,140	11,326	634	2004	1987
Sarasota, FL		560	8,474		560	8,474	1,685	1999	2000
Sarasota, FL		600	3,400		600	3,400	244	2004	1982
Scituate, MA		1,740	10,640		1,740	10,640	297	2005	1976
Seville, OH		230	1,770		230	1,770	105	2005	1981
Shelby, MS		60	5,340		60	5,340	373	2004	1979
Shelbyville, KY		630	3,870		630	3,870	172	2005	1965
South Boston, MA		385	2,002	5,218	385	7,220	1,666	1995	1961
South Pittsburg, TN		430	5,628		430	5,628	486	2004	1979
Southbridge, MA		890	8,110	762	890	8,872	671	2004	1976
Spring City, TN		420	6,085	2,579	420	8,664	1,232	2001	1987
St. Louis, MO		750	6,030		750	6,030	740	1995	1994
Starke, FL		120	10,180		120	10,180	717	2004	1990
Stuart, FL		390	8,110		390	8,110	566	2004	1985
Swanton, OH		330	6,370		330	6,370	388	2004	1950
Tampa, FL		830	6,370		830	6,370	554	2004	1968
Torrington, CT		360	1,261	624	360	1,885	112	2004	1966
Troy, OH		470	16,730		470	16,730	980	2004	1971
Tucson, AZ		930	13,399		930	13,399	385	2005	1985
Tupelo, MS		740	4,092		740	4,092	478	2003	1980
Uhrichsville, OH		24	6,716		24	6,716	159	2006	1977
Venice, FL		500	6,000		500	6,000	379	2004	1987
Vero Beach, FL		660	9,040	1,461	660	10,501	3,650	1998	1984
Wareham, MA		875	10,313	1,701	875	12,014	1,450	2002	1989
Warren, OH		240	3,810		240	3,810	180	2005	1973
Waterbury, CT		370	2,166		370	2,166	5	2006	1972
Webster, MA		234	3,580	713	500	4,026	2,186	1995	1986
Webster, MA		70	5,917		70	5,917	3,050	1995	1982
Webster, TX		360	5,940		360	5,940	757	2002	2000
West Haven, CT		580	1,620	1,034	580	2,654	138	2004	1971
West Palm Beach, FL		696	8,037		696	8,037	3,293	1998	1984
West Worthington, OH		510	5,090		510	5,090	135	2006	1980
Westlake, OH		1,320	17,936		1,330	17,926	2,532	2001	1985
Westlake, OH		571	5,411		571	5,411	1,464	1998	1957
Westmoreland, TN		330	1,822	2,635	330	4,456	669	2001	1994
White Hall, IL		50	5,550	670	50	6,220	1,658	2002	1971
Whitemarsh, PA		2,310	6,190		2,310	6,190	327	2005	1967
Williamstown, KY		70	6,430		70	6,430	285	2005	1987
Winnfield, LA		31	6,480		31	6,480	217	2005	1964

					Gross Amount at Which
					Carried at Close of Period
							Accumulated
		Initial Cost to Company		Cost Capitalized			Depreciation
			Buildings &	Subsequent to		Buildings &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Woodbridge, VA		$680	$4,423		$680	$4,423	$590	2002	1977
Worcester, MA		1,053	2,265	$268	1,053	2,533	1,580	1997	1961
Worcester, MA		1,100	5,400	2,497	1,100	7,897	516	2004	1962

Total Skilled Nursing Facilities:	$24,673	111,159	1,298,362	51,175	111,435	1,349,258	158,686
Independent Living / CCRC Facilities:
Amelia Island, FL		3,290	24,310	1,342	3,290	25,652	632	2005	1998
Anderson, SC		710	6,290		710	6,290	589	2003	1986
Atlanta, GA		2,059	14,914		2,059	14,914	4,919	1997	1999
Aurora, CO		1,379			1,379			2006
Austin, TX		880	9,520		880	9,520	2,149	1999	1998
Columbia, SC		2,120	4,860	2,185	2,120	7,045	601	2003	2000
Denver, CO		3,650	14,906		3,650	14,906	98	2006	1987
Douglasville, GA		90	217		90	217	25	2003	1985
Fremont, CA		3,400	25,300		3,400	25,300	668	2005	1988
Gardnerville, NV		1,144	10,830		1,144	10,830	4,170	1998	1999
Gilroy, CA		760	13,880		760	13,880	30	2006	2006
Houston, TX		4,791	7,100		4,791	7,100	924	2003	1974
Indianapolis, IN		495	6,287		495	6,287	110	2006	1981
Lauderhill, FL		1,836	25,216		1,836	25,216	1,017	2005	1976
Manteca, CA		1,300	12,125		1,300	12,125	329	2005	1988
Marysville, WA		620	4,780		620	4,780	407	2003	1998
Mesa, AZ		950	9,087		950	9,087	1,584	1999	2000
Mount Airy, NC		270	6,430		270	6,430	170	2005	1998
Naples, FL		1,716	17,306		1,716	17,306	8,070	1997	1999
Ossining, NY		1,510	9,490		1,510	9,490	1,238	2002	1967
Pawleys Island, SC		1,010	32,590	670	1,010	33,260	844	2005	1998
Raytown, MO		510	5,490		510	5,490		2006	2000
Rohnert Park, CA		6,500	18,700		6,500	18,700	500	2005	1988
Roswell, GA		1,107	9,627		1,107	9,627	3,787	1997	1999
Sonoma, CA		1,100	18,400		1,100	18,400	489	2005	1988
Spartanburg, SC		3,350	15,750		3,350	15,750	410	2005	1998
Terre Haute, IN		175	3,499	3,806	175	7,305	1,870	1999	1999
Twin Falls, ID		550	14,740		550	14,740	1,674	2002	1991
Urbana, IL		670	6,780		670	6,780	952	2002	1998
Vacaville, CA		900	17,100		900	17,100	457	2005	1988
Vallejo, CA		4,000	18,000		4,000	18,000	479	2005	1988
Wichita, KS		1,400	11,000		1,400	11,000		2006	1997
Winston-Salem, NC		2,850	13,550	175	2,850	13,725	368	2005	1997

Total Independent Living / CCRC Facilities:	0	57,092	408,074	8,178	57,092	416,252	39,560
Specialty Care Facilities:
Amarillo, TX		72	11,928		72	11,928	467	2005	1986
Bellaire, TX		3,740	36,966	3,828	3,740	40,793	53	2006	2005
Braintree, MA		300	13,781		300	13,781	4,103	2005	1918
Chicago, IL		3,650	7,505	11,054	3,650	18,559	3,333	2002	1979
Corpus Christi, TX		77	3,923		77	3,923	178	2005	1968
El Paso, TX		112	15,888		112	15,888	616	2005	1994
Lafayette, LA		1,383	6,644	1,674	1,383	8,318	15	2006	1993
Midwest City, OK		146	3,854		146	3,854	171	2005	1996
New Albany, OH		3,020	27,445		3,020	27,445	2,925	2002	2003
Plano, TX		195	14,805		195	14,805	574	2005	1995
Springfield, MA		2,100	22,913	160	2,100	23,073	7,202	2005	1952
Stoughton, MA		975	25,247		975	25,247	8,048	2005	1958
Tulsa, OK		1,954	3,809	1,988	1,954	5,798	13	2006	1992
Webster, TX		1,262	8,575	2,444	1,262	11,019	19	2006	1991

Total Specialty Care Facilities:	0	18,986	203,283	21,148	18,986	224,431	27,717
Medical Office Buildings:
Arcadia, CA(7)	10,830	4,796	27,567	2,416	4,796	29,983	31	2006	1984
Atlanta, GA		10,760	12,774	3,311	10,790	16,056	30	2006	1992
Aurora, IL		482	7,859	1,021	482	8,880	13	2006	1996
Aurora, IL		1,740	1,177	1,062	1,740	2,239	5	2006	1989
Austell, GA(7)	4,551	2,704	5,197	3,341	2,704	8,538	23	2006	1999
Bellaire, TX		3,657	27,672	3,547	3,657	31,219	44	2006	2005
Birmingham, AL			7,178	2,127		9,305	13	2006	1971

					Gross Amount at Which
					Carried at Close of Period
							Accumulated
		Initial Cost to Company		Cost Capitalized			Depreciation
			Buildings &	Subsequent to		Buildings &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Birmingham, AL			$8,070	$1,905		$9,975	$13	2006	1985
Birmingham, AL			15,278	3,393		18,672	27	2006	1989
Boca Raton, FL(7)	$14,729		23,852	2,760		26,612	35	2006	1995
Boynton Beach, FL(7)	4,910	$1,446	6,034	1,400	$1,446	7,434	11	2006	1993
Boynton Beach, FL(7)	4,404	1,451	6,425	1,096	1,451	7,521	10	2006	1995
Charlotte, NC		641	7,881	1,037	641	8,918	12	2006	1988
Coral Springs, FL		1,246	7,949	1,928	1,246	9,877	18	2006	1993
Dallas, TX(7)	16,571		29,208	5,401		34,608	58	2006	1995
Decatur, GA		508	974	979	508	1,953	6	2006	1971
Delray Beach, FL(7)	14,552		21,449	11,986		33,436	46	2006	1983
Durham, NC(7)	6,812	4,322	15,702	4,510	4,322	20,213	31	2006	1980
Edinburg, TX(7)	6,392	337	13,375	649	337	14,023	15	2006	1996
El Paso, TX		897	2,336	603	897	2,939	5	2006	1982
El Paso, TX(7)	11,088		21,915	2,867		24,782	28	2006	1997
Fayetteville, GA(7)	3,531	522	6,238	905	522	7,143	10	2006	1999
Germantown, TN		1,962	9,289	1,790	1,962	11,079	16	2006	2002
Jupiter, FL(7)	7,740	1,676	9,345	1,621	1,676	10,966	16	2006	2001
Lakewood, CA			10,964	901		11,865	12	2006	1993
Las Vegas, NV(7)	4,789	2,052	9,378	906	2,052	10,283	11	2006	1991
Las Vegas, NV(7)	8,505	5,730	47,861	4,761	5,730	52,622	65	2006	1982
Lawrenceville, GA		1,274	8,140	1,585	1,274	9,725	14	2006	2001
Lawrenceville, GA(7)	2,511	603	3,862	750	603	4,612	7	2006	2002
Lewisville, TX			8,133	914		9,047	12	2006	1997
Los Gatos, CA			14,512	5,015		19,528	26	2006	1993
Loxahatchee, FL(7)	3,519	1,675	5,171	804	1,675	5,975	7	2006	1993
Loxahatchee, FL(7)	2,888	1,240	3,954	639	1,240	4,594	6	2006	1996
Loxahatchee, FL			3,899	697		4,596	6	2006	1996
Middletown, NY			13,156	7,759		20,915	42	2006	1998
Nashville, TN		1,505	5,469	1,218	1,505	6,687	11	2006	1986
North Las Vegas, NV(7)	6,491		10,696	1,689		12,385	18	2006	2000
Ocala, FL		1,708	4,095	1,044	1,708	5,139	9	2006	1991
Palm Bay, FL(7)	2,063	1,026	2,322	1,554	1,026	3,876	10	2006	1997
Palm Springs, CA			9,870	1,384		11,254	14	2006	1998
Palm Springs, FL		832	5,474	1,112	840	6,578	10	2006	1997
Palm Springs, FL(7)	2,960	684	3,115	610	684	3,724	6	2006	1993
Pearland, TX(7)	2,547	458	4,309	752	458	5,060	7	2006	2000
Pearland, TX(7)	1,732	1,542	3,408	694	1,542	4,102	6	2006	2002
Pelham, AL		688	2,412	583	688	2,995	5	2006	1990
Phoenix, AZ(7)	31,380		38,216	9,917		48,133	77	2006	1998
Plantation, FL(7)	10,503	7,892	6,666	2,226	7,892	8,892	17	2006	1996
Plantation, FL(7)	9,807	7,860	3,500	4,559	7,860	8,058	29	2006	1995
Reno, NV(7)	8,600	921	16,489	2,465	921	18,955	28	2006	1991
Sacramento, CA(7)	5,230		9,015	3,552		12,566	15	2006	1990
San Antonio, TX(7)	6,881	1,320	11,395	3,558	1,320	14,954	28	2006	1999
Suwanee, GA		1,127	5,116	1,044	1,127	6,160	9	2006	1998
Suwanee, GA		967	4,746	1,115	967	5,860	9	2006	2001
Suwanee, GA		643	4,423	609	643	5,032	6	2006	2003
Tomball, TX(7)	3,116	766	8,167	1,335	766	9,503	12	2006	1982
Trussville, AL		759	1,495	990	759	2,485	6	2006	1990
Union City, TN		1,005	11,799	1,409	1,005	13,208	17	2006	1998
Voorhees, NJ		9,582	19,482	3,513	9,582	22,995	34	2006	1997
Wellington, FL(7)	7,574		12,960	1,417		14,377	16	2006	2002
West Palm Beach, FL(7)	6,498		10,185	4,068		14,254	17	2006	1995
West Palm Beach, FL(7)	7,838		10,373	3,247		13,621	24	2006	1993
West Palm Beach, FL(7)	7,240		11,034	2,305		13,339	20	2006	1991
Yorkville, IL		982	2,146	823	982	2,969	5	2006	1980

Total Medical Office Buildings:	248,782	93,988	662,151	145,178	94,026	807,294	1,188
Construction in Progress:			138,222			138,222

	378,400	386,378	3,607,259	264,810	386,693	3,881,369	347,004
Assets Held for Sale
Litchfield, CT		660	9,652	283	660	9,934	4,379	1997	1998
Middletown, OH		800	3,700		800	3,700	264	2004	2000
Newark, OH		410	5,711	409	410	6,120	2,185	1998	1987

Total Assets Held for Sale	0	1,870	19,063	692	1,870	19,754	6,828

Gross Amount at Which
Carried at Close of Period
Accumulated
		Initial Cost to Company		Cost Capitalized			Depreciation
			Buildings &	Subsequent to		Buildings &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Total Investment in Real Property Owned	$378,400	$388,248	$3,635,938	$265,502	$388,563	$3,901,123	$353,832

(1)	In June 2003, three wholly-owned subsidiaries of the Company completed the acquisitions of three assisted living facilities from Emeritus Corporation. The properties were subject to existing mortgage debt of $13,981,000. The three wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(2)	In September 2003, four wholly-owned subsidiaries of the Company completed the acquisitions of four assisted living facilities from Emeritus Corporation. The properties were subject to existing mortgage debt of $24,291,000. The four wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(3)	In September 2003, 17 wholly-owned subsidiaries of the Company completed the acquisitions of 17 assisted living facilities from Southern Assisted Living, Inc. The properties were subject to existing mortgage debt of $59,471,000. The 17 wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(4)	In September 2005, one wholly-owned subsidiary of the Company completed the acquisition of one assisted living facility from Emeritus Corporation. The property was subject to existing mortgage debt of $6,705,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(5)	In January 2005, one wholly-owned subsidiary of the Company completed the acquisition of one assisted living facility from Emeritus Corporation. The property was subject to existing mortgage debt of $7,875,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(6)	In March 2006, four wholly-owned subsidiaries of the Company completed the acquisition of four skilled nursing facilities from Provider Services, Inc. The properties were subject to existing mortgage debt of $25,099. The wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(7)	In December 2006, the Company completed the acquisition of Windrose Medical Properties Trust. Certain of the properties were subject to existing mortgage debt of $248,844,000 (principal only). Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries related to the aforementioned properties be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

HEALTH CARE REIT, INC.

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Investment in real estate:
Balance at beginning of year	$2,936,800	$2,409,963	$1,893,977
Additions:
Acquisitions	1,239,289	568,660	504,336
Improvements	169,811	31,422	33,538
Conversions from loans receivable	11,204	3,908	8,500
Deferred acquisition payments	2,000	18,125
Assumed debt	25,049	22,309	14,555

Total additions	1,447,353	644,424	560,929
Deductions:
Cost of real estate sold	(94,466)	(115,179)	(44,629)
Reclassification of accumulated depreciation for assets held for sale	(6,829)	(2,408)
Impairment of assets			(314)

Total deductions	(101,295)	(117,587)	(44,943)

Balance at end of year(1)	$4,282,858	$2,936,800	$2,409,963

Accumulated depreciation:
Balance at beginning of year	$274,875	$219,536	$152,440
Additions:
Depreciation and amortization expenses	97,638	84,828	74,015
Deductions:
Sale of properties	(18,677)	(27,081)	(6,919)
Reclassification of accumulated depreciation for assets held for sale	(6,829)	(2,408)

Balance at end of year	$347,007	$274,875	$219,536

(1)	The aggregate cost for tax purposes for real property equals $4,049,675 at December 31, 2006.

HEALTH CARE REIT, INC.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2006

					(In thousands)
							Principal Amount
							of Loans Subject
		Final				Carrying	to Delinquent
	Interest	Maturity	Periodic Payment	Prior	Face Amount	Amount of	Principal or
Description	Rate	Date	Terms	Liens	of Mortgages	Mortgages	Interest

Two skilled nursing facilities in Florida	9.89%	09/30/20	Monthly Payments		$34,000	$33,894	None
			$306,326
Chicago, IL	16.48%	6/30/07	Monthly Payments		20,355	18,330	None
(Specialty care facility)			$234,525
Lauderhill, FL	11.50%	09/01/12	Monthly Payments		12,700	12,453	None
(Skilled nursing facility)			$128,975
Four assisted living facilities in Ohio	8.96%	08/01/08	Monthly Payments		15,965	11,047	None
and Pennsylvania			$82,480
Six skilled nursing facilities	5.75%	06/30/18	Monthly Payments		11,000	11,000	None
in Illinois and Missouri			$52,708
26 skilled nursing facilities and three	13.69%	03/31/10	Monthly Payments		11,143	9,252	None
assisted living facilities in Florida,			$275,000
Pennsylvania, South Carolina,
Tennessee and Kentucky
Sun Valley, CA	9.63%	05/01/08	Monthly Payments		18,800	7,472	None
(Specialty care facility)			$91,547
Bala, PA	11.50%	07/01/08	Monthly Payments		7,400	7,145	None
(Skilled nursing facility)			$68,470
Plymouth, MA	19.26%	09/09/09	Monthly Payments		6,175	6,175	None
(Independent living facility)			$52,179
Boalsburg, PA	19.00%	06/01/07	Monthly Payments		5,938	5,350	None
(Independent living facility)			$35,666
28 mortgage loans relating to 19 skilled nursing facilities, 63 assisted living facilities, 12 independent living facilities and 2 specialty care facilities	From 3.9% to 19.26%	From 06/01/07 07/01/20	Monthly Payments from $45 to $99,787		62,072	55,497	None

Totals					$204,316	$177,615	$0

HEALTH CARE REIT, INC.

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Reconciliation of mortgage loans:
Balance at beginning of year	$141,467	$155,266	$164,139
Additions:
New mortgage loans	87,563	36,055	30,057

	229,030	191,321	194,196
Deductions:
Collections of principal(1)	40,155	45,946	20,197
Conversions to real property	11,204	3,908	8,500
Charge-offs	56
Other(2)			10,233

	51,415	49,854	38,930

Balance at end of year	$177,615	$141,467	$155,266

(1)	Includes collection of negative principal amortization.

(2)	Includes mortgage loans that were reclassified to working capital loans during the periods indicated.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of September 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed September 15, 2006, and incorporated herein by reference thereto).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed October 13, 2006, and incorporated herein by reference thereto).
3.1	Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.2	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.4	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003, and incorporated herein by reference thereto).
3.5	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/A filed July 8, 2003, and incorporated herein by reference thereto).
3.6	Certificate of Designation of 6% Series E Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 1, 2003, and incorporated herein by reference thereto).
3.7	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004, and incorporated herein by reference thereto).
3.8	Certificate of Designation of 7.5% Series G Cumulative Convertible Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 20, 2006, and incorporated herein by reference thereto).
3.9	Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed September 8, 2004, and incorporated herein by reference thereto).
4.1	The Company, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument that defines the rights of holders of long-term debt of the Company and authorizes a total amount of securities not in excess of 10% of the total assets of the Company.
4.2	Indenture dated as of April 17, 1997 between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.3	First Supplemental Indenture, dated as of April 17, 1997, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.4	Second Supplemental Indenture, dated as of March 13, 1998, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 11, 1998, and incorporated herein by reference thereto).
4.5	Third Supplemental Indenture, dated as of March 18, 1999, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 17, 1999, and incorporated herein by reference thereto).
4.6	Fourth Supplemental Indenture, dated as of August 10, 2001, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed August 9, 2001, and incorporated herein by reference thereto).

4.7	Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.8	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.9	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.10	Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.11	Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003, and incorporated herein by reference thereto).
4.12	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.13	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.14	Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003, and incorporated herein by reference thereto).
4.15	Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004, and incorporated herein by reference thereto).
4.16	Supplemental Indenture No. 4, dated as of April 27, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 28, 2005, and incorporated herein by reference thereto).
4.17	Supplemental Indenture No. 5, dated as of November 30, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 30, 2005, and incorporated herein by reference thereto).
4.18	Indenture, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).
4.19	Supplemental Indenture No. 1, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).
4.20	Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).

4.21	Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
10.1	Third Amended and Restated Loan Agreement, dated as of July 26, 2006, by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 28, 2006, and incorporated herein by reference thereto).
10.2	Amendment No. 1 to Third Amended and Restated Loan Agreement by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents, dated as of September 20, 2006 (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed September 26, 2006, and incorporated herein by reference thereto).
10.3	Credit Agreement, dated as of May 31, 2006, by and among the Company and certain of its subsidiaries and Fifth Third Bank (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2006, and incorporated by reference thereto).
10.4	ISDA Master Agreement and Schedule dated as of May 6, 2004 by and between Bank of America, N.A. and Health Care REIT, Inc. (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.5	Interest Rate Swap Confirmation dated May 10, 2004 between Health Care REIT, Inc. and Bank of America, N.A. (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.6	Interest Rate Swap Confirmation dated May 6, 2004 between Health Care REIT, Inc. and Deutsche Bank AG (filed with the Commission as Exhibit 10.5 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.7	Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.8	The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995, and incorporated herein by reference thereto).*
10.9	First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*
10.10	Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*
10.11	Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.12	Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.13	First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.14	Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, filed March 28, 2005, and incorporated herein by reference thereto).*
10.15	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*

10.16	Form of Restricted Stock Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.17	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/A filed October 27, 2004, and incorporated herein by reference thereto).*
10.18	Form of Restricted Stock Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.19	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.20	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.21	Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.22	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.23	Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.22 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.24	Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.23 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.25	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long- Term Incentive Plan (filed with the Commission as Exhibit 10.24 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.26	Restricted Stock Agreement, dated January 22, 2007, by and between Health Care REIT and Raymond W. Braun (filed with the Commission as Exhibit 10.2 to the Company’s Form 8-K filed January 25, 2007, and incorporated herein by reference thereto).*
10.27	Third Amended and Restated Employment Agreement, dated January 22, 2007, by and between the Company and George L. Chapman (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed January 25, 2007, and incorporated herein by reference thereto).*
10.28	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Raymond W. Braun (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.29	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Erin C. Ibele (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.30	Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.31	Amended and Restated Employment Agreement, effective March 17, 2006, by and between Health Care REIT, Inc. and Scott A. Estes (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2006, and incorporated herein by reference thereto).*
10.32	Employment Agreement, effective July 1, 2004, by and between Health Care REIT, Inc. and Jeffrey H. Miller (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).*

10.33	Consulting Agreement dated as of September 12, 2006 between the Company and Fred S. Klipsch (filed with the Commission as Exhibit 10.1 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.34	Consulting Agreement dated as of September 12, 2006 between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.2 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.35	Employment Agreement dated as of September 12, 2006 between the Company and Daniel R. Loftus (filed with the Commission as Exhibit 10.3 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.36	Health Care REIT, Inc. Supplemental Executive Retirement Plan, effective as of January 1, 2001 (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.37	Health Care REIT, Inc. Executive Loan Program, effective as of August 1999 (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.38	Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005, and incorporated herein by reference thereto).*
10.39	Summary of Director Compensation.
14	Code of Business Conduct and Ethics (filed with the Commission as Exhibit 14 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney executed by Pier C. Borra (Director).
24.2	Power of Attorney executed by Thomas J. DeRosa (Director).
24.3	Power of Attorney executed by Jeffrey H. Donahue (Director).
24.4	Power of Attorney executed by Peter J. Grua (Director).
24.5	Power of Attorney executed by Fred S. Klipsch (Director).
24.6	Power of Attorney executed by Sharon M. Oster (Director).
24.7	Power of Attorney executed by R. Scott Trumbull (Director).
24.8	Power of Attorney executed by George L. Chapman (Director, Chairman of the Board and Chief Executive Officer and Principal Executive Officer).
24.9	Power of Attorney executed by Scott A. Estes (Senior Vice President and Chief Financial Officer and Principal Financial Officer).
24.10	Power of Attorney executed by Paul D. Nungester, Jr. (Vice President and Controller and Principal Accounting Officer).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement.