Form 10-K/A
period 2006-12-31
HEALTH CARE REIT INC /DE/
filed 2007-03-12
CIK 766704

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Health Care REIT, Inc. for the fiscal year ended December 31, 2006 is being filed for the purpose of correcting typographical errors in the Form 10-K, which was originally filed with the Securities and Exchange Commission on March 1, 2007. For the convenience of the reader, this Form 10-K/A sets forth the original Form 10-K in its entirety. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated March 9, 2007 in connection with this Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 9, 2007.

HEALTH CARE REIT, INC.
2006 FORM 10-K ANNUAL REPORT

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

Specialty Care Facilities

Our specialty care facilities include acute care hospitals, long-term acute care hospitals and other specialty care hospitals. Acute care hospitals provide a wide range of inpatient and outpatient services, including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Long-term acute care hospitals provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Other specialty care hospitals provide specialized inpatient and outpatient care for specific illnesses or diseases, including, among others, orthopedic and neurologic care.

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

Skilled nursing facilities received a 3.1% inflationary market basket increase in Medicare payments for federal fiscal year 2007, which represents $560 million of additional Medicare spending. However, Section 5004 of the Deficit Reduction Act of 2005 (“DRA”) reduced Medicare reimbursement to skilled nursing facilities for bad debt costs. Section 5008 of the DRA directs the Secretary (as defined in that statute) to conduct a demonstration program beginning January 1, 2008 assessing the costs and outcomes of patients discharged from hospitals in a variety of post-acute care settings, including skilled nursing facilties, home care and other settings. The outcome of that demonstration program could lead to significant changes in Medicare coverage and reimbursement for post-acute care. It is not known how either the demonstration program, or as yet unannounced changes in Medicare reimbursement, might impact tenants of the Company’s properties.

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

•	the status of the economy;

•	the status of capital markets, including prevailing interest rates;

•	issues facing the health care industry, including compliance with, and changes to, regulations and payment policies and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance;

•	changes in financing terms;

•	competition within the health care and senior housing industries;

•	negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans;

•	our ability to transition or sell facilities with profitable results;

•	the failure to make new investments as and when anticipated;

•	the failure of closings to occur as and when anticipated;

•	acts of God affecting our properties;

•	our ability to re-lease space at similar rates as vacancies occur;

•	our ability to timely reinvest sale proceeds at similar rates to assets sold;

•	operator/tenant bankruptcies or insolvencies;

•	government regulations affecting Medicare and Medicaid reimbursement rates;

•	liability or contract claims by or against operators/tenants;

•	unanticipated difficulties and/or expenditures relating to future acquisitions;

•	environmental laws affecting our properties;

•	changes in rules or practices governing our financial reporting;

•	other legal and operational matters, including REIT qualification and key management personnel recruitment and retention; and

•	the risks described below:

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

Many of our properties may require a license and/or certificate of need to operate. Failure to obtain a license or certificate of need, or loss of a required license or certificate of need would prevent a facility from operating in the manner intended by the operators or tenants. These events could materially adversely affect our operators’ or tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of health care facilities, by requiring a certificate of need or other similar approval.

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

Other risk factors

We are also subject to a number of other risks. First, we might fail to qualify or remain qualified as a REIT. We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate in such a manner. Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of federal taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. Also, if we were not a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required to pay dividends to stockholders amounting to at least the sum of (1) 85% of our REIT ordinary income for the year, (2) 95% of our REIT capital gain income for such year (other than capital gain that we elect to retain and pay tax on) and (3) any undistributed taxable income from preceding periods. See “Item 1 — Business — Taxation” for a discussion of the provisions of the Internal Revenue Code that apply to us and the effects of non-qualification.

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

The following selected financial data for the five years ended December 31, 2006 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31,
	2002	2003	2004	2005	2006

Operating Data
Revenues(1)	$130,449	$176,461	$230,482	$273,538	$322,824
Expenses:
Interest expense(1)	32,900	46,516	65,888	77,319	94,802
Depreciation and amortization(1)	27,310	40,277	61,681	74,816	93,131
Property operating expenses					1,115
Other expenses(2)	13,038	17,274	20,391	20,073	30,259
Impairment of assets	2,298	2,792	314
Loss on extinguishment of debt(3)	403			21,484

Total expenses	75,949	106,859	148,274	193,692	219,307
Income before minority interests	54,500	69,602	82,208	79,846	103,517
Minority interests					(13)

Income from continuing operations	54,500	69,602	82,208	79,846	103,504
Income from discontinued operations, net(1)	13,159	13,138	3,163	4,440	(754)

Net income	67,659	82,740	85,371	84,286	102,750
Preferred stock dividends	12,468	9,218	12,737	21,594	21,463
Preferred stock redemption charge		2,790

Net income available to common stockholders	$55,191	$70,732	$72,634	$62,692	$81,287

Other Data
Average number of common shares outstanding:
Basic	36,702	43,572	51,544	54,110	61,661
Diluted	37,301	44,201	52,082	54,499	62,045
Per Share Data
Basic:
Income from continuing operations available to common stockholders	$1.15	$1.32	$1.35	$1.08	$1.33
Discontinued operations, net	0.36	0.30	0.06	0.08	(0.01)

Net income available to common stockholders	$1.50	$1.62	$1.41	$1.16	$1.32

Diluted:
Income from continuing operations available to common stockholders	$1.13	$1.30	$1.33	$1.07	$1.32
Discontinued operations, net	0.35	0.30	0.06	0.08	(0.01)

Net income available to common stockholders	$1.48	$1.60	$1.39	$1.15	$1.31

Cash distributions per common share	$2.34	$2.34	$2.385	$2.46	$2.8809

(1)	In accordance with FASB Statement No. 144, we have reclassified the income and expenses attributable to the properties sold subsequent to January 1, 2002 and attributable to the properties held for sale at December 31, 2006, to discontinued operations for all periods presented. See Note 16 to our audited consolidated financial statements.

(2)	Other expenses include loan expense, provision for loan losses and general and administrative expenses.

(3)	Effective January 1, 2003, in accordance with FASB Statement No. 145, we reclassified the losses on extinguishments of debt in 2002 to income from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4.

	December 31,
	2002	2003	2004	2005	2006

Balance Sheet Data
Net real estate investments	$1,524,457	$1,992,446	$2,441,972	$2,849,518	$4,122,893
Total assets	1,591,482	2,184,088	2,552,171	2,972,164	4,280,610
Total debt	673,703	1,014,541	1,192,958	1,500,818	2,198,001
Total liabilities and minority interests	694,250	1,034,409	1,216,892	1,541,408	2,301,817
Total stockholders’ equity	897,232	1,149,679	1,335,279	1,430,756	1,978,793

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Key Transactions in 2006

We completed the following key transactions during the year ended December 31, 2006:

•	our Board of Directors increased our quarterly dividend to $0.64 per share, which represented a two cent increase from the quarterly dividend of $0.62 paid for 2005. The dividend declared for the quarter ended December 31, 2006 represented the 143rd consecutive dividend payment;

•	we completed a $1.0 billion merger with Windrose Medical Properties Trust on December 20, 2006;

•	we completed $559,209,000 of gross investments offset by $140,791,000 of investment payoffs;

•	we completed a public offering of 3,222,800 shares of common stock with net proceeds of approximately $109,748,000 in April 2006;

•	we extended our $40,000,000 unsecured line of credit which matured in May 2006 to May 2007 and reduced pricing by 40 basis points;

•	we closed on a $700,000,000 unsecured revolving credit facility to replace our $500,000,000 facility, which was scheduled to mature in June 2008. Among other things, the new facility provides us with additional

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

	Year Ended
	December 31,		December 31,		December 31,
	2004		2005		2006

Debt to book capitalization ratio	47%		51%		53%
Debt to market capitalization ratio	34%		40%		39%
Interest coverage ratio	3.21	x	3.06	x	2.97x
Fixed charge coverage ratio	2.65	x	2.37	x	2.39x

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

The following is a summary of our straight-line rent (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2004	Dec. 31, 2005	$	%	Dec. 31, 2006	$	%	$	%

Gross straight-line rental income	$21,936	$13,142	$(8,794)	(40)%	$9,432	$(3,710)	(28)%	$(12,504)	(57)%
Cash receipts due to real property sales	(3,756)	(9,384)	(5,628)	(150)%	(3,544)	5,840	(62)%	212	(6)%
Prepaid rent receipts	(4,388)	(4,485)	(97)	2%	(17,017)	(12,532)	279%	(12,629)	288%
Rental income related to above/below market leases					60	60	n/a	60	n/a

Cash receipts in excess of (less than) rental income	$13,792	$(727)	$(14,519)	n/a	$(11,069)	$(10,342)	1,423%	$(24,861)	n/a

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

The investment in Windrose primarily represents $183,139,000 of cash provided to Windrose to extinguish secured debt and cash used to pay advisory fees, lender consents and other merger-related costs totaling $15,023,000. These cash uses have been offset by $15,591,000 of cash assumed from Windrose on the merger effective date.

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

We have $1,539,830,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 4.75% to 8.0%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $890,675,000 at December 31, 2006. Additionally, we have 63 mortgage loans totaling with total outstanding principal of $378,400,000, collateralized by owned properties, with annual interest rates ranging from 4.89% to 8.5%, payable monthly. The carrying values of the properties securing the mortgage loans totaled $752,917,000 at December 31, 2006. Total contractual interest obligations on mortgage loans totaled $146,427,000 at December 31, 2006.

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

Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2004	Dec. 31, 2005	$	%	Dec. 31, 2006	$	%	$	%

Net income available to common stockholders	$72,634	$62,692	$(9,942)	(14)%	$81,287	$18,595	30%	$8,653	12%
Funds from operations	146,742	144,293	(2,449)	(2)%	177,580	33,287	23%	30,838	21%
Funds available for distribution	136,343	147,730	11,387	8%	191,885	44,155	30%	55,542	41%
EBITDA	235,377	254,731	19,354	8%	300,485	45,754	18%	65,108	28%

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

The following is a summary of our interest expense (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2004	Dec. 31, 2005	$	%	Dec. 31, 2006	$	%	$	%

Senior unsecured notes	$61,216	$63,080	$1,864	3%	$80,069	$16,989	27%	$18,853	31%
Secured debt	11,069	11,769	700	6%	9,641	(2,128)	(18)%	(1,428)	(13)%
Unsecured lines of credit	2,916	9,413	6,497	223%	11,397	1,984	21%	8,481	291%
Capitalized interest	(875)	(665)	210	(24)%	(4,470)	(3,805)	572%	(3,595)	411%
SWAP losses (savings)	(1,770)	(972)	798	(45)%	197	1,169	n/a	1,967	n/a
Discontinued operations	(6,668)	(5,306)	1,362	(20)%	(2,032)	3,274	(62)%	4,636	(70)%

Totals	$65,888	$77,319	$11,431	17%	$94,802	$17,483	23%	$28,914	44%

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

General and administrative expenses as a percentage of revenues (including discontinued operations) for the year ended December 31, 2006, were 8.26% as compared with 5.89% and 6.54% for the same periods in 2005 and 2004, respectively. The 2006 increase is directly attributable to $5,213,000 of merger related expenses and $1,287,000 of accelerated stock-based compensation expenses. The change from 2004 to 2005 is due to increased costs to attract and retain appropriate personnel to achieve our business objectives offset by a decrease in professional service fees and other operating costs as a result of focused expense control.

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

Other items were comprised of the following (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2004	Dec. 31, 2005	$	%	Dec. 31, 2006	$	%	$	%

Minority interests					$(13)	$(13)	n/a	$(13)	n/a
Gain (loss) on sales of properties	(143)	3,227	3,370	n/a	1,267	(1,960)	(61)%	1,410	n/a
Discontinued operations, net	3,306	1,213	(2,093)	(63)%	(2,021)	(3,234)	n/a	(5,327)	n/a
Preferred dividends	(12,737)	(21,594)	(8,857)	70%	(21,463)	131	(1)%	(8,726)	69%

Totals	$(9,574)	$(17,154)	$(7,580)	79%	$(22,230)	$(5,076)	30%	$(12,656)	132%

Three assisted living facilities were held for sale at December 31, 2006 and were sold subsequent to year-end. During the years ended December 31, 2004, 2005 and 2006, we sold properties with carrying values of $37,710,000, $88,098,000 and $75,989,000 for net losses of $143,000 and net gains of $3,227,000 and $1,267,000, respectively.

In accordance with Statement of Financial Accounting Standards No. 144, we have reclassified the income and expenses attributable to the properties sold subsequent to January 1, 2002 and attributable to assets held for sale at December 31, 2006 to discontinued operations. These properties generated $3,306,000 and $1,213,000 of income after deducting depreciation and interest expense from rental revenue for the years ended December 31, 2004 and 2005, respectively, and a loss of $2,021,000 for the year ended December 31, 2006. Please refer to Note 16 of our audited consolidated financial statements for further discussion.

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

	Year Ended
	December 31,		December 31,		December 31,
	2004		2005		2006

EBITDA Reconciliation:
Net income	$85,371		$84,286		$102,750
Interest expense	72,556		82,625		96,834
Tax expense(benefit)	42		282		82
Depreciation and amortization	74,015		84,828		97,564
Amortization of deferred loan expenses	3,393		2,710		3,255

EBITDA	235,377		254,731		300,485
Stock-based compensation expense	2,887		2,948		6,980
Provision for loan losses	1,200		1,200		1,000
Loss on extinguishment of debt, net			20,662

EBITDA - adjusted	$239,464		$279,541		$308,465
Interest Coverage Ratio:
Interest expense	$72,556		$82,625		$96,834
Capitalized interest	875		665		4,470

Total interest	73,431		83,290		101,304
EBITDA	$235,377		$254,731		$300,485

Interest coverage ratio	3.21	x	3.06	x	2.97	x
EBITDA - adjusted	$239,464		$279,541		$308,465

Interest coverage ratio - adjusted	3.26	x	3.36	x	3.04	x
Fixed Charge Coverage Ratio:
Total interest	$73,431		$83,290		$101,304
Secured debt principal amortization	2,514		2,685		3,033
Preferred dividends	12,737		21,594		21,463

Total fixed charges	88,682		107,569		125,800
EBITDA	$235,377		$254,731		$300,485

Fixed charge coverage ratio	2.65	x	2.37	x	2.39	x
EBITDA - adjusted	$239,464		$279,541		$308,465

Fixed charge coverage ratio - adjusted	2.70	x	2.60	x	2.45	x

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

See accompanying notes

HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities
Net income	$102,750	$84,286	$85,371
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	97,564	84,828	74,015
Other amortization expenses	3,090	3,935	3,393
Stock-based compensation expense	6,980	2,948	2,887
Capitalized interest	(4,470)	(665)	(875)
Provision for loan losses	1,000	1,200	1,200
Minority interests	13
Impairment of assets			314
Rental income less than (in excess of) cash received	11,069	727	(13,792)
Loss (gain) on sales of properties	(1,267)	(3,227)	143
Increase (decrease) in accrued expenses and other liabilities	5,810	(3,375)	2,030
Decrease (increase) in receivables and other assets	(6,093)	3,098	(10,661)

Net cash provided from (used in) operating activities	216,446	173,755	144,025
Investing activities
Investment in real property	(429,183)	(599,291)	(542,547)
Investment in loans receivable	(86,990)	(40,387)	(61,888)
Other investments, net of payments	(11,761)	328
Principal collected on loans receivable	82,255	98,638	55,473
Investment in Windrose, net of cash assumed	(182,571)
Proceeds from sales of properties	69,887	91,325	37,567
Other	(2,452)	318	4,033

Net cash provided from (used in) investing activities	(560,815)	(449,069)	(507,362)
Financing activities
Net increase under unsecured lines of credit arrangements	30,000	44,000	151,000
Proceeds from issuance of senior unsecured notes	337,517	544,053	50,708
Principal payments on senior unsecured notes		(230,170)	(40,000)
Principal payments on secured debt	(3,033)	(74,994)	(2,514)
Net proceeds from the issuance of common stock	182,069	165,062	66,281
Net proceeds from the issuance of preferred stock			169,107
Increase in deferred loan expense	(2,377)	(2,021)	(254)
Cash distributions to stockholders	(199,828)	(154,142)	(135,724)

Net cash provided from (used in) financing activities	344,348	291,788	258,604

Increase (decrease) in cash and cash equivalents	(21)	16,474	(104,733)
Cash and cash equivalents at beginning of year	36,237	19,763	124,496

Cash and cash equivalents at end of year	$36,216	$36,237	$19,763

Supplemental cash flow information-interest paid	$94,461	$85,123	$73,308

Supplemental schedule of non-cash activities:
Secured debt assumed from real property acquisitions	$25,049	$22,309	$14,555
Assets and liabilities assumed from the Windrose acquisition:
Real estate investments	975,475
Other assets acquired	21,154
Secured debt	249,424
Liability to subsidiary trust issuing preferred securities	52,217
Other liabilities	42,468
Minority interests	2,215
Issuance of common stock	396,846
Issuance of preferred stock	62,118

See accompanying notes

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies and Related Matters

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

On December 20, 2006, we completed our merger with Windrose Medical Properties Trust, a self-managed real estate investment trust based in Indianapolis, Indiana. The aggregate purchase price was approximately $1,018,345,000, including direct acquisition costs of approximately $29,918,000. The Windrose merger diversified our portfolio of investments throughout the health care delivery system. Windrose shareholders received approximately 9,679,000 shares of our common stock (valued at $41.00 per share) and Windrose preferred shareholders received 2,100,000 shares of our 7.5% Series G Cumulative Convertible Preferred Stock (valued at $29.58 per share). Additionally, our investment in Windrose includes $183,139,000 of cash provided to Windrose to extinguish secured debt, the assumption of $301,641,000 of debt and the assumption of other liabilities and minority interests totaling $44,683,000. The total purchase price for Windrose has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and, as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at December 31, 2006, is preliminary and subject to adjustment.

The following table presents the allocation of the purchase price, net of merger-related expenses and capitalized equity issuance costs of $5,213,000 and $912,000, respectively, to assets acquired and liabilities assumed, based on their estimated fair values (in thousands):

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

5.	Real Property Owned

The following table summarizes certain information about our real property owned as of December 31, 2006 (dollars in thousands):

			Buildings,		Accumulated
	Number of		Intangibles &	Gross	Depreciation
	Properties	Land	Improvements	Investment	and Amortization

Assisted Living Facilities:
Arizona	4	$2,100	$17,563	$19,663	$2,410
California	8	8,050	49,994	58,044	7,353
Colorado	1	940	3,721	4,661	500
Connecticut	5	8,030	36,799	44,829	4,396
Delaware	1	560	21,220	21,780	1,243
Florida	15	8,797	82,894	91,691	15,260
Georgia	2	1,080	3,688	4,768	451
Idaho	3	1,125	14,875	16,000	1,362
Illinois	4	8,063	15,300	23,363
Indiana	2	220	5,520	5,740	842
Kansas	1	600	10,590	11,190	631
Kentucky	1	490	7,610	8,100	717
Louisiana	1	1,100	10,161	11,261	3,593
Maryland	2	870	9,155	10,025	931
Massachusetts	7	8,160	62,490	70,650	4,875
Mississippi	2	1,080	13,470	14,550	1,497
Montana	3	1,460	14,772	16,232	1,664
Nevada	3	1,820	25,126	26,946	3,383
New Jersey	2	740	7,447	8,187	999
New York	3	2,320	34,452	36,772	1,322
North Carolina	41	15,863	181,932	197,795	23,170
Ohio	7	3,293	30,985	34,278	6,335
Oklahoma	16	1,928	24,346	26,274	7,176
Oregon	3	1,167	11,099	12,266	2,112
Pennsylvania	2	2,234	13,409	15,643	1,466
South Carolina	5	2,002	26,584	28,586	4,215
Tennessee	4	1,526	9,152	10,678	1,561
Texas	23	6,736	88,147	94,883	12,443
Utah	2	1,420	12,842	14,262	1,431
Virginia	4	2,300	40,486	42,786	2,767
Washington	8	5,940	28,696	34,636	2,829
Wisconsin	4	3,140	31,387	34,527	922
Construction in progress	12			55,197
Assets held for sale	3			14,796

	204	105,154	945,912	1,121,059	119,856

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Buildings,		Accumulated
	Number of		Intangibles &	Gross	Depreciation
	Properties	Land	Improvements	Investment	and Amortization

Skilled Nursing Facilities:
Alabama	8	$3,000	$41,419	$44,419	$4,540
Arizona	3	2,050	19,965	22,015	1,647
Colorado	5	6,060	37,152	43,212	2,696
Connecticut	6	2,700	18,941	21,641	628
Florida	42	23,312	280,501	303,813	31,502
Georgia	3	2,650	14,932	17,582	1,354
Idaho	3	2,010	20,662	22,672	5,374
Illinois	4	1,110	24,700	25,810	7,644
Indiana	8	2,289	40,342	42,631	5,367
Kansas	1	1,120	8,360	9,480	252
Kentucky	10	3,015	65,432	68,447	4,483
Louisiana	7	783	34,717	35,500	1,175
Maryland	1	390	4,010	4,400	515
Massachusetts	23	19,318	212,574	231,892	31,619
Mississippi	11	1,625	52,651	54,276	6,860
Missouri	3	1,247	23,827	25,074	5,444
Nevada	1	182	2,503	2,685	701
New Hampshire	1	340	4,360	4,700	186
New Jersey	1	1,850	3,050	4,900	257
Ohio	20	11,520	184,199	195,719	14,230
Oklahoma	3	1,427	21,920	23,347	2,293
Oregon	1	300	5,316	5,616	1,442
Pennsylvania	4	3,179	21,414	24,593	5,045
Tennessee	22	8,730	122,604	131,334	16,740
Texas	15	8,346	69,545	77,891	5,462
Utah	1	991	6,850	7,841	208
Virginia	2	1,891	7,312	9,203	1,022
Construction in progress	1			14,852

	210	111,435	1,349,258	1,475,545	158,686

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Buildings,
	Number of		Intangibles &	Gross	Accumulated Depreciation
	Properties	Land	Improvements	Investment	and Amortization

Independent Living/CCRC Facilities:
Arizona	1	$950	$9,087	$10,037	$1,583
California	7	17,960	123,505	141,465	2,952
Colorado	1	5,029	14,906	19,935	98
Florida	3	6,843	68,173	75,016	9,717
Georgia	3	3,256	24,759	28,015	8,733
Idaho	1	550	14,740	15,290	1,674
Illinois	1	670	6,780	7,450	952
Indiana	2	670	13,591	14,261	1,980
Kansas	1	1,400	11,000	12,400
Missouri	1	510	5,490	6,000
Nevada	1	1,144	10,831	11,975	4,170
New York	1	1,510	9,490	11,000	1,238
North Carolina	2	3,120	20,155	23,275	538
South Carolina	4	7,190	62,345	69,535	2,445
Texas	2	5,670	16,620	22,290	3,073
Washington	1	620	4,780	5,400	407
Construction in progress	3			61,709

	35	57,092	416,252	535,053	39,560
Medical Office Buildings:
Alabama	5	1,447	43,431	44,878	64
Arizona	1		48,134	48,134	76
California	5	4,796	85,196	89,992	96
Florida	23	28,745	202,868	231,613	313
Georgia	14	19,137	65,080	84,217	114
Illinois	3	3,205	14,088	17,293	23
North Carolina	10	4,963	29,131	34,094	43
New Jersey	3	9,582	22,995	32,577	34
Nevada	7	8,702	94,245	102,947	122
New York	1		20,915	20,915	42
Tennessee	4	4,472	30,974	35,446	45
Texas	13	8,977	150,237	159,214	216

	89	94,026	807,294	901,320	1,188
Specialty Care Facilities:
Illinois	1	3,650	18,559	22,209	3,333
Louisiana	1	1,383	8,318	9,701	15
Massachusetts	3	3,375	62,101	65,476	19,352
Ohio	1	3,020	27,445	30,465	2,926
Oklahoma	2	2,101	9,651	11,752	184
Texas	6	5,457	98,357	103,814	1,907
Construction in progress	2			6,464

	16	18,986	224,431	249,881	27,717

Total Real Property Owned	554	$386,693	$3,743,147	$4,282,858	$347,007

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, future minimum lease payments receivable under operating leases are as follows (in thousands):

2007	$380,170
2008	372,888
2009	368,000
2010	368,064
2011	354,637
Thereafter	2,395,209

Totals	$4,238,968

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

We have 63 mortgage loans totaling $378,972,000, collateralized by owned properties with annual interest rates ranging from 4.89% to 8.50%. The carrying amounts of the mortgage loans represent the outstanding principal balance of $378,400,000 adjusted for any unamortized fair market value adjustments. The carrying values of the properties securing the mortgage loans totaled $752,917,000 at December 31, 2006.

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2006	2005	2004

Dividend yield(1)	6.79%	6.88%	6.34%
Expected volatility	20.3%	22.8%	22.4%
Risk-free interest rate	4.35%	4.25%	4.11%
Expected life (in years)	5	7	7
Weighted-average fair value(1)	$5.26	$12.48	$12.09

(1)	Certain options granted to employees include dividend equivalent rights (“DERs”). The fair value of options with DERs also includes the net present value of projected future dividend payments over the expected life of the option discounted at the dividend yield rate. In 2004 and 2005, substantially all options granted included DERs, while in 2006, approximately 19.5% of options granted included DERs.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework. The scope of management’s assessment as of December 31, 2006 did not include an assessment of the internal control over financial reporting for Windrose Medical Properties Trust because it was acquired in a business combination on December 20, 2006. The acquired business represents 23.7% of the Company’s consolidated total assets at December 31, 2006 and 1% of the Company’s consolidated revenues for the year ended December 31, 2006. The scope of management’s assessment on internal control over financial reporting for fiscal year 2007 will include the acquired Windrose Medical Properties Trust operations.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Windrose Medical Properties Trust, which is included in the consolidated financial statements of Health Care REIT, Inc. and constitute 23.7% of consolidated total assets as of December 31, 2006 and 1.0% of consolidated revenues for the year then ended. Management did not include an assessment of the internal control over financial reporting of Windrose Medical Properties Trust because it was acquired in a business combination on December 20, 2006.

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

3. Exhibit Index:

2.1	Agreement and Plan of Merger, dated as of September 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed September 15, 2006, and incorporated herein by reference thereto).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed October 13, 2006, and incorporated herein by reference thereto).
3.1	Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.2	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.4	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003, and incorporated herein by reference thereto).
3.5	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/A filed July 8, 2003, and incorporated herein by reference thereto).
3.6	Certificate of Designation of 6% Series E Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 1, 2003, and incorporated herein by reference thereto).
3.7	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004, and incorporated herein by reference thereto).

3.8	Certificate of Designation of 7.5% Series G Cumulative Convertible Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 20, 2006, and incorporated herein by reference thereto).
3.9	Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed September 8, 2004, and incorporated herein by reference thereto).
4.1	The Company, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument that defines the rights of holders of long-term debt of the Company and authorizes a total amount of securities not in excess of 10% of the total assets of the Company.
4.2	Indenture dated as of April 17, 1997 between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.3	First Supplemental Indenture, dated as of April 17, 1997, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.4	Second Supplemental Indenture, dated as of March 13, 1998, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 11, 1998, and incorporated herein by reference thereto).
4.5	Third Supplemental Indenture, dated as of March 18, 1999, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 17, 1999, and incorporated herein by reference thereto).
4.6	Fourth Supplemental Indenture, dated as of August 10, 2001, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed August 9, 2001, and incorporated herein by reference thereto).
4.7	Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.8	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.9	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.10	Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.11	Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003, and incorporated herein by reference thereto).
4.12	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.13	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.14	Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003, and incorporated herein by reference thereto).

4.15	Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004, and incorporated herein by reference thereto).
4.16	Supplemental Indenture No. 4, dated as of April 27, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 28, 2005, and incorporated herein by reference thereto).
4.17	Supplemental Indenture No. 5, dated as of November 30, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 30, 2005, and incorporated herein by reference thereto).
4.18	Indenture, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).
4.19	Supplemental Indenture No. 1, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).
4.20	Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
4.21	Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
10.1	Third Amended and Restated Loan Agreement, dated as of July 26, 2006, by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 28, 2006, and incorporated herein by reference thereto).
10.2	Amendment No. 1 to Third Amended and Restated Loan Agreement by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents, dated as of September 20, 2006 (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed September 26, 2006, and incorporated herein by reference thereto).
10.3	Credit Agreement, dated as of May 31, 2006, by and among the Company and certain of its subsidiaries and Fifth Third Bank (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2006, and incorporated by reference thereto).
10.4	ISDA Master Agreement and Schedule dated as of May 6, 2004 by and between Bank of America, N.A. and Health Care REIT, Inc. (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.5	Interest Rate Swap Confirmation dated May 10, 2004 between Health Care REIT, Inc. and Bank of America, N.A. (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.6	Interest Rate Swap Confirmation dated May 6, 2004 between Health Care REIT, Inc. and Deutsche Bank AG (filed with the Commission as Exhibit 10.5 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.7	Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).

10.8	The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995, and incorporated herein by reference thereto).*
10.9	First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*
10.10	Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*
10.11	Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.12	Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.13	First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.14	Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, filed March 28, 2005, and incorporated herein by reference thereto).*
10.15	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.16	Form of Restricted Stock Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.17	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/A filed October 27, 2004, and incorporated herein by reference thereto).*
10.18	Form of Restricted Stock Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.19	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.20	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.21	Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.22	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.23	Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.22 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.24	Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.23 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*

10.25	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.24 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.26	Restricted Stock Agreement, dated January 22, 2007, by and between Health Care REIT and Raymond W. Braun (filed with the Commission as Exhibit 10.2 to the Company’s Form 8-K filed January 25, 2007, and incorporated herein by reference thereto).*
10.27	Third Amended and Restated Employment Agreement, dated January 22, 2007, by and between the Company and George L. Chapman (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed January 25, 2007, and incorporated herein by reference thereto).*
10.28	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Raymond W. Braun (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.29	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Erin C. Ibele (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.30	Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.31	Amended and Restated Employment Agreement, effective March 17, 2006, by and between Health Care REIT, Inc. and Scott A. Estes (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2006, and incorporated herein by reference thereto).*
10.32	Employment Agreement, effective July 1, 2004, by and between Health Care REIT, Inc. and Jeffrey H. Miller (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).*
10.33	Consulting Agreement dated as of September 12, 2006 between the Company and Fred S. Klipsch (filed with the Commission as Exhibit 10.1 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.34	Consulting Agreement dated as of September 12, 2006 between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.2 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.35	Employment Agreement dated as of September 12, 2006 between the Company and Daniel R. Loftus (filed with the Commission as Exhibit 10.3 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.36	Health Care REIT, Inc. Supplemental Executive Retirement Plan, effective as of January 1, 2001 (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.37	Health Care REIT, Inc. Executive Loan Program, effective as of August 1999 (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.38	Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005, and incorporated herein by reference thereto).*
10.39	Summary of Director Compensation (filed with the Commission as Exhibit 10.39 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).*
14	Code of Business Conduct and Ethics (filed with the Commission as Exhibit 14 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).
21	Subsidiaries of the Company (filed with the Commission as Exhibit 21 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
23	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney executed by Pier C. Borra (Director) (filed with the Commission as Exhibit 24.1 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).

24.2	Power of Attorney executed by Thomas J. DeRosa (Director) (filed with the Commission as Exhibit 24.2 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.3	Power of Attorney executed by Jeffrey H. Donahue (Director) (filed with the Commission as Exhibit 24.3 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.4	Power of Attorney executed by Peter J. Grua (Director) (filed with the Commission as Exhibit 24.4 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.5	Power of Attorney executed by Fred S. Klipsch (Director) (filed with the Commission as Exhibit 24.5 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.6	Power of Attorney executed by Sharon M. Oster (Director) (filed with the Commission as Exhibit 24.6 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.7	Power of Attorney executed by R. Scott Trumbull (Director) (filed with the Commission as Exhibit 24.7 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.8	Power of Attorney executed by George L. Chapman (Director, Chairman of the Board and Chief Executive Officer and Principal Executive Officer) (filed with the Commission as Exhibit 24.8 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.9	Power of Attorney executed by Scott A. Estes (Senior Vice President and Chief Financial Officer and Principal Financial Officer) (filed with the Commission as Exhibit 24.9 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.10	Power of Attorney executed by Paul D. Nungester, Jr. (Vice President and Controller and Principal Accounting Officer) (filed with the Commission as Exhibit 24.10 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.11	Power of Attorney executed by William C. Ballard, Jr. (Director).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement.

(b)	Exhibits:

The exhibits listed in Item 15(a)(3) above are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Securities Exchange Act of 1934.

(c)	Financial Statement Schedules:

Financial statement schedules are included on pages 103 through 114.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.

By:	/s/ George L. Chapman
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2007, by the following person on behalf of the Company and in the capacities indicated.

/s/ William C. Ballard, Jr.*	/s/ Sharon M. Oster*
William C. Ballard, Jr., Director	Sharon M. Oster, Director

/s/ Pier C. Borra*	/s/ R. Scott Trumbull*
Pier C. Borra, Director	R. Scott Trumbull, Director

/s/ Thomas J. DeRosa*	/s/ George L. Chapman
Thomas J. DeRosa, Director	George L. Chapman, Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey H. Donahue*	/s/ Scott A. Estes*
Jeffrey H. Donahue, Director	Scott A. Estes, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Peter J. Grua*	/s/ Paul D. Nungester, Jr.*
Peter J. Grua, Director	Paul D. Nungester, Jr., Vice President and Controller (Principal Accounting Officer)

/s/ Fred S. Klipsch*
Fred S. Klipsch, Vice Chairman

*By: /s/ George L. Chapman George L. Chapman, Attorney-in-Fact

HEALTH CARE REIT, INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

					Gross Amount at Which
					Carried at Close of Period
		Initial Cost to Company					Accumulated
			Buildings,	Cost Capitalized		Buildings,	Depreciation
			Intangibles &	Subsequent to		Intangibles &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Assisted Living Facilities:
Alhambra, CA		$420	$2,534		$420	$2,534	$410	1999	1999
Amarillo, TX		390	5,100		390	5,100	302	2004	1996
Asheboro, NC(3)	$3,548	290	5,032	$21	290	5,053	464	2003	1998
Asheville, NC		204	3,489		204	3,489	795	1999	1999
Asheville, NC		280	1,955	351	280	2,306	234	2003	1992
Auburn, MA(1)	4,446	1,050	7,950		1,050	7,950	746	2003	1997
Azusa, CA		570	3,141		570	3,141	531	1998	1988
Baltimore, MD		510	4,515		510	4,515	485	2003	1999
Bartlesville, OK		100	1,380		100	1,380	432	1996	1995
Beaumont, TX		520	6,050		520	6,050	378	2004	1997
Bellevue, WI		1,740	18,260		1,740	18,260	243	2006	2004
Bellingham, WA		300	3,200		300	3,200	285	2003	1994
Bluffton, SC		700	5,598	3,085	700	8,683	1,226	1999	2000
Bradenton, FL		252	3,298		252	3,298	1,051	1996	1995
Bradenton, FL		100	1,700	942	100	2,642	863	1999	1996
Brandon, FL		860	7,140		860	7,140	609	2003	1990
Bremerton, WA		390	2,210		390	2,210		2006	1999
Burlington, NC		280	4,297	707	280	5,004	446	2003	2000
Burlington, NC(3)	2,787	460	5,501	5	460	5,506	503	2003	1997
Butte, MT		550	3,957	43	550	4,000	667	1998	1999
Canton, OH		300	2,098		300	2,098	483	1998	1998
Cape Coral, FL		530	3,281		530	3,281	437	2002	2000
Cary, NC		1,500	4,350	986	1,500	5,336	1,100	1998	1996
Cedar Hill, TX		171	1,490		171	1,490	436	1997	1996
Chapel Hill, NC		354	2,646	783	354	3,429	396	2002	1997
Chelmsford, MA(2)	9,019	1,040	10,960		1,040	10,960	944	2003	1997
Chickasha, OK		85	1,395		85	1,395	430	1996	1996
Chubbuck, ID		125	5,375		125	5,375	488	2003	1996
Claremore, OK		155	1,428		155	1,428	415	1996	1996
Clarksville, TN		330	2,292		330	2,292	522	1998	1998
Coeur D’ Alene, ID		530	7,570		530	7,570	681	2003	1987
Columbia, TN		341	2,295		341	2,295	519	1999	1999
Concord, NC(3)	4,698	550	3,921	78	550	3,998	404	2003	1997
Corpus Christi, TX		155	2,935	15	155	2,950	1,221	1997	1996
Corpus Christi, TX		420	4,796	139	420	4,935	2,475	1996	1997
Danville, VA		410	3,954	722	410	4,676	433	2003	1998
Dayton, OH		690	2,970	1,428	690	4,398	743	2003	1994
Desoto, TX		205	1,383		205	1,383	394	1996	1996
Duncan, OK		103	1,347		103	1,347	408	1995	1996
Durham, NC		1,476	10,659	2,196	1,476	12,855	4,517	1997	1999
Eden, NC(3)	3,049	390	5,039	89	390	5,128	464	2003	1998
Edmond, OK		175	1,564		175	1,564	465	1995	1996
Elizabeth City, NC		200	2,760	2,010	200	4,771	813	1998	1999
Encinitas, CA		1,460	7,721		1,460	7,721	1,420	2000	2000
Enid, OK		90	1,390		90	1,390	435	1995	1995
Everett, WA		1,400	5,476		1,400	5,476	1,160	1999	1999
Fairfield, CA		1,460	14,040		1,460	14,040	1,906	2002	1998
Fairhaven, MA		770	6,230		770	6,230	455	2004	1999
Fayetteville, NY		410	3,962	500	410	4,462	581	2001	1997
Federal Way, WA		540	3,960		540	3,960	352	2003	1978
Findlay, OH		200	1,800		200	1,800	489	1997	1997
Flagstaff, AZ		540	4,460		540	4,460	406	2003	1999
Florence, NJ		300	2,978		300	2,978	394	2002	1999
Forest City, NC(3)	3,121	320	4,576	51	320	4,628	429	2003	1999
Fort Myers, FL		440	2,560		440	2,560	240	2003	1980
Fort Worth, TX		64	3,881		64	3,881	1,635	1996	1984
Fredricksburg, VA(5)	7,424	1,000	20,000		1,000	20,000	918	2005	1999
Gastonia, NC(3)	4,153	470	6,129	9	470	6,138	559	2003	1998
Gastonia, NC(3)	1,944	310	3,096	38	310	3,134	305	2003	1994
Gastonia, NC(3)	3,900	400	5,029	1	400	5,029	467	2003	1996

					Gross Amount at Which
					Carried at Close of Period
		Initial Cost to Company					Accumulated
			Buildings,	Cost Capitalized		Buildings,	Depreciation
			Intangibles &	Subsequent to		Intangibles &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Georgetown, TX		$200	$2,100		$200	$2,100	$557	1997	1997
Grand Terrace, CA		530	2,770		530	2,770	196	2004	1982
Greensboro, NC		330	2,970	$555	330	3,524	334	2003	1996
Greensboro, NC		560	5,507	1,013	560	6,520	614	2003	1997
Greenville, NC(3)	$3,639	290	4,393	20	290	4,413	407	2003	1998
Greenville, SC		310	4,750		310	4,750	314	2004	1997
Hagerstown, MD		360	4,640		360	4,640	445	2003	1999
Hamden, CT		1,470	4,530		1,470	4,530	699	2002	1998
Hamilton, NJ		440	4,469		440	4,469	605	2001	1998
Happy Valley, OR		628	3,585	232	628	3,817	787	1998	1999
Harlingen, TX		92	2,057	127	92	2,184	866	1997	1989
Hattiesburg, MS		560	5,790		560	5,790	823	2002	1998
Henderson, NV		380	9,220	65	380	9,285	1,965	1998	1998
Henderson, NV		380	4,360	41	380	4,401	723	1999	2000
Hickory, NC		290	987	232	290	1,219	155	2003	1994
High Point, NC		560	4,443	793	560	5,236	488	2003	2000
High Point, NC		370	2,185	410	370	2,595	259	2003	1999
High Point, NC(3)	2,655	330	3,395	34	330	3,429	323	2003	1994
High Point, NC(3)	2,996	430	4,147	3	430	4,150	387	2003	1998
Highlands Ranch, CO		940	3,721		940	3,721	500	2002	1999
Hilton Head Island, SC		510	6,037	2,380	510	8,417	1,437	1998	1999
Hopedale, MA		130	8,170		130	8,170	416	2005	1999
Houston, TX		360	2,640		360	2,640	321	2002	1999
Houston, TX		360	2,640		360	2,640	317	2002	1999
Hutchinson, KS		600	10,590		600	10,590	631	2004	1997
Jackson, TN		540	1,633	177	540	1,810	199	2003	1998
Jonesboro, GA		460	1,304		460	1,304	131	2003	1992
Kalispell, MT		360	3,282		360	3,282	739	1998	1998
Kenner, LA		1,100	10,036	125	1,100	10,161	3,593	1998	2000
Kirkland, WA(2)	4,937	1,880	4,320		1,880	4,320	396	2003	1996
Knoxville, TN		314	2,756		315	2,754	320	2002	1998
Lake Havasu City, AZ		450	4,223		450	4,223	874	1998	1999
Lake Havasu City, AZ		110	2,244	136	110	2,380	531	1998	1994
Lakeland, FL		520	4,580		520	4,580	410	2003	1991
Lakewood, NY		470	8,530		470	8,530	740	2003	1999
Lawton, OK		144	1,456		144	1,456	436	1995	1996
Lecanto, FL		200	6,900		200	6,900	438	2004	1986
Lenoir, NC		190	3,748	641	190	4,389	407	2003	1998
Lexington, NC		200	3,900	1,015	200	4,915	554	2002	1997
Longview, TX		320	4,440		320	4,440	280	2004	1997
Louisville, KY(1)	3,305	490	7,610		490	7,610	717	2003	1997
Lubbock, TX		280	6,220	1,660	280	7,880	591	2003	1996
Manassas, VA(2)	3,757	750	7,450		750	7,450	653	2003	1996
Margate, FL		500	7,303	2,459	500	9,762	4,246	1998	1972
Martinsville, NC		349			349			2003
Marysville, CA		450	4,172	44	450	4,216	706	1998	1999
Matthews, NC(3)	3,811	560	4,869	183	560	5,051	468	2003	1998
McHenry, IL		1,632			1,632			2006
McHenry, IL		3,550	15,300		3,550	15,300		2006	2004
Middleburg Heights, OH		960	7,780		960	7,780	473	2004	1998
Middleton, WI		420	4,006		420	4,006	525	2001	1991
Midland, TX		400	4,930		400	4,930	303	2004	1997
Midwest City, OK		95	1,385		95	1,385	434	1996	1995
Missoula, MT(4)	6,516	550	7,490		550	7,490	258	2005	1998
Monroe, NC		470	3,681	648	470	4,329	412	2003	2001
Monroe, NC		310	4,799	857	310	5,656	506	2003	2000
Monroe, NC(3)	3,343	450	4,021	13	450	4,033	388	2003	1997
Morehead City, NC		200	3,104	1,648	200	4,752	799	1999	1999
Moses Lake, WA		260	5,940		260	5,940	536	2003	1986
Mt. Vernon, WA		400	2,200		400	2,200		2006	2001
New York, NY		1,440	21,460		1,440	21,460		2006	1997
Newark, DE		560	21,220		560	21,220	1,243	2004	1998
Newburyport, MA		960	8,290		960	8,290	1,033	2002	1999
Norman, OK		55	1,484		55	1,484	533	1995	1995
North Augusta, SC		332	2,558		332	2,558	570	1999	1998
North Miami Beach, FL		300	5,709	2,006	300	7,715	3,177	1998	1987
North Oklahoma City, OK		87	1,508		87	1,508	432	1996	1996

					Gross Amount at Which
					Carried at Close of Period
		Initial Cost to Company					Accumulated
			Buildings,	Cost Capitalized		Buildings,	Depreciation
			Intangibles &	Subsequent to		Intangibles &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Ocean Shores, WA		$770	$1,390		$770	$1,390	$101	2004	1996
Ogden, UT		360	6,700		360	6,700	412	2004	1998
Oklahoma City, OK		130	1,350		130	1,350	412	1995	1996
Oklahoma City, OK		220	2,943		220	2,943	592	1999	1999
Ontario, OR		90	2,110		90	2,110	188	2003	1985
Orlando, FL		1,390	4,630		1,390	4,630	344	2004	1973
Oshkosh, WI		900	3,800		900	3,800	81	2006	2005
Owasso, OK		215	1,380		215	1,380	400	1996	1996
Palestine, TX		173	1,410		173	1,410	411	1996	1996
Palestine, TX		180	4,320		180	4,320	51	2006	2005
Paris, TX		490	5,452		490	5,452	59	2006	2006
Paso Robles, CA		1,770	8,630		1,770	8,630	1,163	2002	1998
Phoenix, AZ		1,000	6,500		1,000	6,500	598	2003	1999
Pinehurst, NC		290	2,690	$484	290	3,174	312	2003	1998
Piqua, OH		204	1,885		204	1,885	461	1997	1997
Pittsburgh, PA		1,750	8,572	115	1,750	8,687	426	2005	1998
Pocatello, ID		470	1,930		470	1,930	193	2003	1991
Ponca City, OK		114	1,536		114	1,536	480	1995	1995
Quincy, MA		2,690	15,410		2,690	15,410	812	2004	1999
Reidsville, NC		170	3,830	857	170	4,687	537	2002	1998
Reno, NV		1,060	11,440		1,060	11,440	695	2004	1998
Ridgeland, MS(2)	$4,772	520	7,680		520	7,680	674	2003	1997
Rocky Hill, CT		1,460	7,040		1,460	7,040	983	2002	1998
Rocky Hill, CT(1)	4,561	1,090	6,710		1,090	6,710	637	2003	1996
Romeoville, IL		1,895			1,895			2006
Roswell, GA		620	2,200	184	620	2,384	320	2002	1997
Salem, OR		449	5,172		449	5,172	1,137	1999	1998
Salisbury, NC(3)	3,621	370	5,697	57	370	5,754	528	2003	1997
Salt Lake City, UT		1,060	6,142		1,060	6,142	1,019	1999	1986
San Angelo, TX		260	8,800		260	8,800	524	2004	1997
San Juan Capistrano, CA		1,390	6,942		1,390	6,942	1,022	2000	2001
Sarasota, FL		475	3,175		475	3,175	1,012	1996	1995
Sarasota, FL		1,190	4,810		1,190	4,810	455	2003	1988
Seven Fields, PA		484	4,663	63	484	4,725	1,040	1999	1999
Shawnee, OK		80	1,400		80	1,400	435	1996	1995
Sheboygan, WI		80	5,320		80	5,320	74	2006	2006
Sherman, TX		700	5,221		700	5,221		2006	2006
Smithfield, NC(3)	3,554	290	5,777	52	290	5,830	529	2003	1998
St. Charles, IL		986			986			2006
Statesville, NC		150	1,447	267	150	1,713	168	2003	1990
Statesville, NC(3)	2,895	310	6,183	32	310	6,215	551	2003	1996
Statesville, NC(3)	2,494	140	3,798	33	140	3,832	341	2003	1999
Staunton, VA		140	8,360		140	8,360	763	2003	1999
Stillwater, OK		80	1,400		80	1,400	438	1995	1995
Sunrise, FL		1,480	15,950		1,480	15,950	1,010	2004	1988
Tewksbury, MA		1,520	5,480		1,520	5,480	468	2003	1989
Texarkana, TX		192	1,403		192	1,403	406	1996	1996
Troy, OH		200	2,000		200	2,000	533	1997	1997
Valparaiso, IN		112	2,558		112	2,558	395	2001	1998
Valparaiso, IN		108	2,962		108	2,962	447	2001	1999
Vero Beach, FL		262	3,189		262	3,189	477	2001	1999
Vero Beach, FL		297	3,263		297	3,263	493	2001	1996
W. Hartford, CT		2,650	5,980		2,650	5,980	467	2004	1905
Waco, TX		180	4,500		180	4,500	295	2004	1997
Wake Forest, NC		200	3,003	1,742	200	4,745	874	1998	1999
Walterboro, SC		150	1,838	337	150	2,175	667	1999	1992
Waterford, CT		1,360	12,540		1,360	12,540	1,611	2002	2000
Waxahachie, TX		154	1,430		154	1,430	416	1996	1996
Westerville, OH		740	8,287	2,736	740	11,023	3,152	1998	2001
Wichita Falls, TX		470	3,010		470	3,010	205	2004	1997
Wilmington, NC		210	2,991		210	2,991	651	1999	1999
Winston-Salem, NC		360	2,514	459	360	2,973	282	2003	1996

Total Assisted Living Facilities:	104,945	105,153	906,783	39,131	105,154	945,912	119,856
Skilled Nursing Facilities:
Agawam, MA		880	16,112	2,133	880	18,246	2,076	2002	1993
Akron, OH		290	8,219		290	8,219	250	2005	1961
Akron, OH		630	7,535		630	7,535	106	2006	1915

					Gross Amount at Which
					Carried at Close of Period
		Initial Cost to Company					Accumulated
			Buildings,	Cost Capitalized		Buildings,	Depreciation
			Intangibles &	Subsequent to		Intangibles &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Alliance, OH(6)	$5,055	$270	$7,723		$270	$7,723	$169	2006	1982
Amarillo, TX		540	7,260		540	7,260	319	2005	1986
Arcadia, LA		240	5,460		240	5,460	126	2006	2006
Atlanta, GA		460	5,540		460	5,540	265	2005	1972
Auburndale, FL		750	5,950		750	5,950	270	2005	1983
Aurora, CO		2,600	5,906		2,600	5,906	132	2006	1988
Baltic, OH(6)	4,145	50	8,709		50	8,709	185	2006	1983
Baytown, TX		450	6,150		450	6,150	781	2002	2000
Beachwood, OH		1,260	23,478		1,260	23,478	3,264	2001	1990
Beattyville, KY		100	6,900		100	6,900	241	2005	1972
Bernice, LA		16	1,017		16	1,017	69	2005	1969
Birmingham, AL		390	4,902		390	4,902	542	2003	1977
Birmingham, AL		340	5,734		340	5,734	586	2003	1974
Boise, ID		810	5,401		810	5,401	1,542	1998	1966
Boise, ID		600	7,383		600	7,383	1,863	1998	1997
Boonville, IN		190	5,510		190	5,510	724	2002	2000
Bountiful, UT		991	6,850		991	6,850	208	2005	1987
Boynton Beach, FL		980	8,112		980	8,112	578	2004	1999
Braintree, MA		170	7,157	$1,290	170	8,447	3,895	1997	1968
Brandon, MS		115	9,549		115	9,549	1,000	2003	1963
Bridgewater, NJ		1,850	3,050		1,850	3,050	257	2004	1970
Brighton, MA		240	3,859	1,497	240	5,356	232	2005	1982
Broadview Heights, OH		920	12,400		920	12,400	1,729	2001	1984
Bunnell, FL		260	7,118		260	7,118	537	2004	1985
Butler, AL		90	3,510		90	3,510	282	2004	1960
Byrdstown, TN			2,414			2,414	443	2004	1982
Canton, MA		820	8,201	263	820	8,464	1,126	2002	1993
Carrollton, TX		730	2,770		730	2,770	152	2005	1976
Centerville, MA		1,490	9,650	307	1,490	9,957	553	2004	1982
Cheswick, PA		384	6,041	1,293	384	7,334	1,805	1998	1933
Clarksville, TN		480	5,020		480	5,020	65	2006	1989
Clearwater, FL		160	7,218		160	7,218	493	2004	1961
Clearwater, FL		1,260	2,740		1,260	2,740	162	2005	1983
Cleveland, MS			1,850			1,850	648	2003	1977
Cleveland, TN		350	5,000	122	350	5,122	768	2001	1987
Coeur d’Alene, ID		600	7,878		600	7,878	1,969	1998	1996
Colorado Springs, CO		310	6,290		310	6,290	294	2005	1985
Columbia, TN		590	3,787		590	3,787	450	2003	1974
Columbus, IN		530	5,170	1,540	530	6,710	751	2002	2001
Columbus, OH		1,070	11,726	205	1,070	11,930	339	2005	1968
Columbus, OH(6)	4,774	1,010	4,931		1,010	4,931	119	2006	1983
Columbus, OH(6)	10,699	1,860	16,624		1,860	16,624	363	2006	1978
Corpus Christi, TX		307	443		307	443	55	2005	1985
Corpus Christi, TX		400	1,916		400	1,916	86	2005	1985
Dade City, FL		250	7,150		250	7,150	495	2004	1975
Daytona Beach, FL		470	5,930		470	5,930	447	2004	1986
Daytona Beach, FL		490	5,710		490	5,710	446	2004	1961
Daytona Beach, FL		1,850	2,650		1,850	2,650	162	2005	1964
DeBary, FL		440	7,460		440	7,460	514	2004	1965
Dedham, MA		1,790	12,936		1,790	12,936	1,768	2002	1996
Defuniak Springs, FL		1,350	10,250		1,350	10,250	98	2006	1980
DeLand, FL		220	7,080		220	7,080	492	2004	1967
Denton, MD		390	4,010		390	4,010	515	2003	1982
Denver, CO		2,530	9,514		2,530	9,514	281	2005	1987
Douglasville, GA		1,350	7,471		1,350	7,471	830	2003	1975
Easton, PA		285	6,315		285	6,315	2,745	1993	1959
Eight Mile, AL		410	6,110		410	6,110	707	2003	1973
El Paso, TX		539	8,961		539	8,961	397	2005	1970
El Paso, TX		642	3,958		642	3,958	210	2005	1969
Elizabethton, TN		310	4,604	336	310	4,940	794	2001	1980
Erin, TN		440	8,060	134	440	8,194	1,180	2001	1981
Eugene, OR		300	5,316		300	5,316	1,442	1998	1972
Fairfield, AL		530	9,134		530	9,134	962	2003	1965
Fall River, MA		620	5,829	4,856	620	10,685	2,341	1996	1973
Farmerville, LA		147	4,087		147	4,087	161	2005	1984
Florence, AL		320	3,975		320	3,975	495	2003	1972
Fort Myers, FL		636	6,026		636	6,026	2,197	1998	1984
Fort Pierce, FL		440	3,560		440	3,560	141	2005	1973

					Gross Amount at Which
					Carried at Close of Period
		Initial Cost to Company					Accumulated
			Buildings,	Cost Capitalized		Buildings,	Depreciation
			Intangibles &	Subsequent to		Intangibles &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Gardnerville, NV		$182	$1,718	$785	$182	$2,503	$701	2004	2000
Goshen, IN		210	6,160		210	6,160	82	2006	2006
Graceville, FL		150	13,000		150	13,000	121	2006	1980
Grand Prairie, TX		574	3,426		574	3,426	182	2005	1982
Granite City, IL		610	7,143	842	610	7,985	2,781	1998	1973
Granite City, IL		400	4,303	707	400	5,010	1,700	1999	1964
Greeneville, TN		400	8,290		400	8,290	663	2004	1979
Hanover, IN		210	4,430		210	4,430	325	2004	2000
Hardin, IL		50	5,350	135	50	5,485	1,506	2002	1996
Harriman, TN		590	8,060	158	590	8,218	1,260	2001	1972
Herculaneum, MO		127	10,373	393	127	10,766	2,852	2002	1984
Hilliard, FL		150	6,990		150	6,990	1,657	1999	1990
Homestead, FL		2,750	11,750		2,750	11,750	112	2006	1994
Houston, TX		600	2,700		600	2,700	150	2005	1974
Houston, TX		630	5,970	750	630	6,720	811	2002	1995
Huron, OH		160	6,088	252	160	6,340	177	2005	1983
Indianapolis, IN		255	2,473		255	2,473	63	2006	1981
Indianapolis, IN		75	925		75	925	106	2004	1942
Jackson, MS		410	1,814		410	1,814	234	2003	1968
Jackson, MS			4,400			4,400	1,540	2003	1980
Jackson, MS			2,150			2,150	753	2003	1970
Jamestown, TN			6,707			6,707	1,230	2004	1966
Jefferson City, MO		370	6,730	301	370	7,031	1,852	2002	1982
Jefferson, OH		80	9,120		80	9,120	246	2006	1984
Jonesboro, GA		840	1,921		840	1,921	260	2003	1992
Kent, OH		215	3,367		215	3,367	1,339	1989	1983
Kissimmee, FL		230	3,854		230	3,854	273	2004	1972
LaBelle, FL		60	4,946		60	4,946	380	2004	1986
Lake Placid, FL		150	12,850		150	12,850	910	2004	1984
Lakeland, FL		696	4,843		696	4,843	1,784	1998	1984
Lee, MA		290	18,135	926	290	19,061	2,440	2002	1998
Littleton, MA		1,240	2,910		1,240	2,910	445	1996	1975
Longview, TX		293	1,707		293	1,707	105	2005	1971
Longwood, FL		480	7,520		480	7,520	530	2004	1980
Louisville, KY		490	10,010		490	10,010	530	2005	1978
Louisville, KY		430	7,135	163	430	7,298	1,085	2002	1974
Louisville, KY		350	4,675	109	350	4,784	727	2002	1975
Lowell, MA		370	7,450		370	7,450	413	2004	1977
Lufkin, TX		416	1,184		416	1,184	106	2005	1919
Manchester, NH		340	4,360		340	4,360	186	2005	1984
Marianna, FL		340	8,910		340	8,910	83	2006	1997
McComb, MS		120	5,786		120	5,786	592	2003	1973
Memphis, TN		970	4,246		970	4,246	506	2003	1981
Memphis, TN		480	5,656		480	5,656	624	2003	1982
Memphis, TN		940	5,963		940	5,963	545	2004	1951
Merrillville, IN		643	7,084	3,526	643	10,610	3,045	1997	1999
Mesa, AZ		940	2,579		940	2,579	117	2005	1984
Midwest City, OK		470	5,673		470	5,673	1,898	1998	1958
Midwest City, OK		484	5,516		484	5,516	256	2005	1987
Millbury, MA		930	4,570		930	4,570	399	2004	1972
Mobile, AL		440	3,625		440	3,625	437	2003	1982
Monteagle, TN		310	3,318		310	3,318	367	2003	1980
Monterey, TN			4,195			4,195	769	2004	1977
Monticello, FL		140	4,471		140	4,471	354	2004	1986
Morgantown, KY		380	3,705		380	3,705	387	2003	1965
Moss Point, MS		120	7,280		120	7,280	524	2004	1933
Mountain City, TN		220	5,896	661	220	6,556	1,579	2001	1976
Naples, FL		550	5,450		550	5,450	351	2004	1968
Natchitoches, LA		190	4,096		190	4,096	153	2005	1965
Needham, MA		1,610	13,715	365	1,610	14,081	1,969	2002	1994
New Haven, CT		160	4,778		160	4,778	11	2006	1958
New Haven, IN		176	3,524		176	3,524	270	2004	1981
New Port Richey, FL		624	7,307		624	7,307	2,644	1998	1984
North Miami, FL		430	3,918		430	3,918	379	2004	1968
North Miami, FL		440	4,830		440	4,830	382	2004	1963
Norwalk, CT		410	2,118	1,782	410	3,900	210	2004	1971
Oklahoma City, OK		473	10,729		473	10,729	136	2006	1979
Ormond Beach, FL			2,739	74		2,812	651	2002	1983

					Gross Amount at Which
					Carried at Close of Period
		Initial Cost to Company					Accumulated
			Buildings,	Cost Capitalized		Buildings,	Depreciation
			Intangibles &	Subsequent to		Intangibles &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Overland Park, KS		$1,120	$8,360		$1,120	$8,360	$252	2005	1970
Owensboro, KY		240	6,760		240	6,760	345	2005	1966
Owensboro, KY		225	13,275		225	13,275	582	2005	1964
Owenton, KY		100	2,400		100	2,400	129	2005	1979
Panama City, FL		300	9,200		300	9,200	653	2004	1992
Payson, AZ		180	3,988		180	3,988	1,145	1998	1985
Pigeon Forge, TN		320	4,180	$117	320	4,297	689	2001	1986
Plano, TX		1,305	9,095		1,305	9,095	412	2005	1977
Pleasant Grove, AL		480	4,429		480	4,429	529	2003	1964
Plymouth, MA		440	6,220		440	6,220	361	2004	1968
Port St. Joe, FL		370	2,055		370	2,055	271	2004	1982
Prospect, CT		820	1,441	2,118	820	3,559	151	2004	1970
Pueblo, CO		370	6,051		370	6,051	1,701	1998	1989
Pueblo, CO		250	9,391		250	9,391	289	2005	1986
Quincy, FL		200	5,333		200	5,333	425	2004	1983
Quitman, MS		60	10,340		60	10,340	701	2004	1976
Rheems, PA		200	1,575		200	1,575	169	2003	1996
Richmond, VA		1,210	2,889		1,210	2,889	434	2003	1995
Ridgely, TN		300	5,700	97	300	5,797	856	2001	1990
Ringgold, LA		30	4,174		30	4,174	150	2005	1984
Rochdale, MA		675	11,847	1,899	675	13,746	1,552	2002	1995
Rockledge, FL		360	4,117		360	4,117	815	2001	1970
Rockwood, TN		500	7,116	741	500	7,857	1,205	2001	1979
Rogersville, TN		350	3,278		350	3,278	363	2003	1980
Royal Palm Beach, FL		980	8,320		980	8,320	604	2004	1984
Ruleville, MS		0	50			50	18	2003	1978
Ruston, LA		130	9,403		130	9,403	300	2005	1988
San Antonio, TX		560	7,315		560	7,315	936	2002	2000
Sandwich, MA		1,140	11,190	136	1,140	11,326	634	2004	1987
Sarasota, FL		560	8,474		560	8,474	1,685	1999	2000
Sarasota, FL		600	3,400		600	3,400	244	2004	1982
Scituate, MA		1,740	10,640		1,740	10,640	297	2005	1976
Seville, OH		230	1,770		230	1,770	105	2005	1981
Shelby, MS		60	5,340		60	5,340	373	2004	1979
Shelbyville, KY		630	3,870		630	3,870	172	2005	1965
South Boston, MA		385	2,002	5,218	385	7,220	1,666	1995	1961
South Pittsburg, TN		430	5,628		430	5,628	486	2004	1979
Southbridge, MA		890	8,110	762	890	8,872	671	2004	1976
Spring City, TN		420	6,085	2,579	420	8,664	1,232	2001	1987
St. Louis, MO		750	6,030		750	6,030	740	1995	1994
Starke, FL		120	10,180		120	10,180	717	2004	1990
Stuart, FL		390	8,110		390	8,110	566	2004	1985
Swanton, OH		330	6,370		330	6,370	388	2004	1950
Tampa, FL		830	6,370		830	6,370	554	2004	1968
Torrington, CT		360	1,261	624	360	1,885	112	2004	1966
Troy, OH		470	16,730		470	16,730	980	2004	1971
Tucson, AZ		930	13,399		930	13,399	385	2005	1985
Tupelo, MS		740	4,092		740	4,092	478	2003	1980
Uhrichsville, OH		24	6,716		24	6,716	159	2006	1977
Venice, FL		500	6,000		500	6,000	379	2004	1987
Vero Beach, FL		660	9,040	1,461	660	10,501	3,650	1998	1984
Wareham, MA		875	10,313	1,701	875	12,014	1,450	2002	1989
Warren, OH		240	3,810		240	3,810	180	2005	1973
Waterbury, CT		370	2,166		370	2,166	5	2006	1972
Webster, MA		234	3,580	713	500	4,026	2,186	1995	1986
Webster, MA		70	5,917		70	5,917	3,050	1995	1982
Webster, TX		360	5,940		360	5,940	757	2002	2000
West Haven, CT		580	1,620	1,034	580	2,654	138	2004	1971
West Palm Beach, FL		696	8,037		696	8,037	3,293	1998	1984
West Worthington, OH		510	5,090		510	5,090	135	2006	1980
Westlake, OH		1,330	17,926		1,330	17,926	2,532	2001	1985
Westlake, OH		571	5,411		571	5,411	1,464	1998	1957
Westmoreland, TN		330	1,822	2,635	330	4,456	669	2001	1994
White Hall, IL		50	5,550	670	50	6,220	1,658	2002	1971
Whitemarsh, PA		2,310	6,190		2,310	6,190	327	2005	1967
Williamstown, KY		70	6,430		70	6,430	285	2005	1987
Winnfield, LA		31	6,480		31	6,480	217	2005	1964

					Gross Amount at Which
					Carried at Close of Period
		Initial Cost to Company					Accumulated
			Buildings,	Cost Capitalized		Buildings,	Depreciation
			Intangibles &	Subsequent to		Intangibles &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Woodbridge, VA		$680	$4,423		$680	$4,423	$590	2002	1977
Worcester, MA		1,053	2,265	$268	1,053	2,533	1,580	1997	1961
Worcester, MA		1,100	5,400	2,497	1,100	7,897	516	2004	1962

Total Skilled Nursing Facilities:	$24,673	111,169	1,298,352	51,175	111,435	1,349,258	158,686
Independent Living / CCRC Facilities:
Amelia Island, FL		3,290	24,310	1,342	3,290	25,652	632	2005	1998
Anderson, SC		710	6,290		710	6,290	589	2003	1986
Atlanta, GA		2,059	14,914		2,059	14,914	4,919	1997	1999
Aurora, CO		1,379			1,379			2006
Austin, TX		880	9,520		880	9,520	2,149	1999	1998
Columbia, SC		2,120	4,860	2,185	2,120	7,045	601	2003	2000
Denver, CO		3,650	14,906		3,650	14,906	98	2006	1987
Douglasville, GA		90	217		90	217	25	2003	1985
Fremont, CA		3,400	25,300		3,400	25,300	668	2005	1988
Gardnerville, NV		1,144	10,830		1,144	10,830	4,170	1998	1999
Gilroy, CA		760	13,880		760	13,880	30	2006	2006
Houston, TX		4,791	7,100		4,791	7,100	924	2003	1974
Indianapolis, IN		495	6,287		495	6,287	110	2006	1981
Lauderhill, FL		1,836	25,216		1,836	25,216	1,017	2005	1976
Manteca, CA		1,300	12,125		1,300	12,125	329	2005	1988
Marysville, WA		620	4,780		620	4,780	407	2003	1998
Mesa, AZ		950	9,087		950	9,087	1,584	1999	2000
Mount Airy, NC		270	6,430		270	6,430	170	2005	1998
Naples, FL		1,716	17,306		1,716	17,306	8,070	1997	1999
Ossining, NY		1,510	9,490		1,510	9,490	1,238	2002	1967
Pawleys Island, SC		1,010	32,590	670	1,010	33,260	844	2005	1998
Raytown, MO		510	5,490		510	5,490		2006	2000
Rohnert Park, CA		6,500	18,700		6,500	18,700	500	2005	1988
Roswell, GA		1,107	9,627		1,107	9,627	3,787	1997	1999
Sonoma, CA		1,100	18,400		1,100	18,400	489	2005	1988
Spartanburg, SC		3,350	15,750		3,350	15,750	410	2005	1998
Terre Haute, IN		175	3,499	3,806	175	7,305	1,870	1999	1999
Twin Falls, ID		550	14,740		550	14,740	1,674	2002	1991
Urbana, IL		670	6,780		670	6,780	952	2002	1998
Vacaville, CA		900	17,100		900	17,100	457	2005	1988
Vallejo, CA		4,000	18,000		4,000	18,000	479	2005	1988
Wichita, KS		1,400	11,000		1,400	11,000		2006	1997
Winston-Salem, NC		2,850	13,550	175	2,850	13,725	368	2005	1997

Total Independent Living / CCRC Facilities:	0	57,092	408,074	8,178	57,092	416,252	39,560
Specialty Care Facilities:
Amarillo, TX		72	11,928		72	11,928	467	2005	1986
Bellaire, TX		3,740	36,966	3,828	3,740	40,793	53	2006	2005
Braintree, MA		300	13,781		300	13,781	4,103	2005	1918
Chicago, IL		3,650	7,505	11,054	3,650	18,559	3,333	2002	1979
Corpus Christi, TX		77	3,923		77	3,923	178	2005	1968
El Paso, TX		112	15,888		112	15,888	616	2005	1994
Lafayette, LA		1,383	6,644	1,674	1,383	8,318	15	2006	1993
Midwest City, OK		146	3,854		146	3,854	171	2005	1996
New Albany, OH		3,020	27,445		3,020	27,445	2,925	2002	2003
Plano, TX		195	14,805		195	14,805	574	2005	1995
Springfield, MA		2,100	22,913	160	2,100	23,073	7,202	2005	1952
Stoughton, MA		975	25,247		975	25,247	8,048	2005	1958
Tulsa, OK		1,954	3,809	1,988	1,954	5,798	13	2006	1992
Webster, TX		1,262	8,575	2,444	1,262	11,019	19	2006	1991

Total Specialty Care Facilities:	0	18,986	203,283	21,148	18,986	224,431	27,717
Medical Office Buildings:
Arcadia, CA(7)	10,830	4,796	27,567	2,416	4,796	29,983	31	2006	1984
Atlanta, GA		10,760	12,774	3,311	10,790	16,056	30	2006	1992
Aurora, IL		482	7,859	1,021	482	8,880	13	2006	1996
Aurora, IL		1,740	1,177	1,062	1,740	2,239	5	2006	1989
Austell, GA(7)	4,551	2,704	5,197	3,341	2,704	8,538	23	2006	1999
Bellaire, TX		3,657	27,672	3,547	3,657	31,219	44	2006	2005
Birmingham, AL			7,178	2,127		9,305	13	2006	1971

					Gross Amount at Which
					Carried at Close of Period
		Initial Cost to Company					Accumulated
			Buildings,	Cost Capitalized		Buildings,	Depreciation
			Intangibles &	Subsequent to		Intangibles &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Birmingham, AL			$8,070	$1,905		$9,975	$13	2006	1985
Birmingham, AL			15,278	3,393		18,672	27	2006	1989
Boca Raton, FL(7)	$14,729		23,852	2,760		26,612	35	2006	1995
Boynton Beach, FL(7)	4,910	$1,446	6,034	1,400	$1,446	7,434	11	2006	1993
Boynton Beach, FL(7)	4,404	1,451	6,425	1,096	1,451	7,521	10	2006	1995
Charlotte, NC		641	7,881	1,037	641	8,918	12	2006	1988
Coral Springs, FL		1,246	7,949	1,928	1,246	9,877	18	2006	1993
Dallas, TX(7)	16,571		29,208	5,401		34,608	58	2006	1995
Decatur, GA		508	974	979	508	1,953	6	2006	1971
Delray Beach, FL(7)	14,552		21,449	11,986		33,436	46	2006	1983
Durham, NC(7)	6,812	4,322	15,702	4,510	4,322	20,213	31	2006	1980
Edinburg, TX(7)	6,392	337	13,375	649	337	14,023	15	2006	1996
El Paso, TX		897	2,336	603	897	2,939	5	2006	1982
El Paso, TX(7)	11,088		21,915	2,867		24,782	28	2006	1997
Fayetteville, GA(7)	3,531	522	6,238	905	522	7,143	10	2006	1999
Germantown, TN		1,962	9,289	1,790	1,962	11,079	16	2006	2002
Jupiter, FL(7)	7,740	1,676	9,345	1,621	1,676	10,966	16	2006	2001
Lakewood, CA			10,964	901		11,865	12	2006	1993
Las Vegas, NV(7)	4,789	2,052	9,378	906	2,052	10,283	11	2006	1991
Las Vegas, NV(7)	8,505	5,730	47,861	4,761	5,730	52,622	65	2006	1982
Lawrenceville, GA		1,274	8,140	1,585	1,274	9,725	14	2006	2001
Lawrenceville, GA(7)	2,511	603	3,862	750	603	4,612	7	2006	2002
Lewisville, TX			8,133	914		9,047	12	2006	1997
Los Gatos, CA			14,512	5,015		19,528	26	2006	1993
Loxahatchee, FL(7)	3,519	1,675	5,171	804	1,675	5,975	7	2006	1993
Loxahatchee, FL(7)	2,888	1,240	3,954	639	1,240	4,594	6	2006	1996
Loxahatchee, FL			3,899	697		4,596	6	2006	1996
Middletown, NY			13,156	7,759		20,915	42	2006	1998
Nashville, TN		1,505	5,469	1,218	1,505	6,687	11	2006	1986
North Las Vegas, NV(7)	6,491		10,696	1,689		12,385	18	2006	2000
Ocala, FL		1,708	4,095	1,044	1,708	5,139	9	2006	1991
Palm Bay, FL(7)	2,063	1,026	2,322	1,554	1,026	3,876	10	2006	1997
Palm Springs, CA			9,870	1,384		11,254	14	2006	1998
Palm Springs, FL		832	5,474	1,112	840	6,578	10	2006	1997
Palm Springs, FL(7)	2,960	684	3,115	610	684	3,724	6	2006	1993
Pearland, TX(7)	2,547	458	4,309	752	458	5,060	7	2006	2000
Pearland, TX(7)	1,732	1,542	3,408	694	1,542	4,102	6	2006	2002
Pelham, AL		688	2,412	583	688	2,995	5	2006	1990
Phoenix, AZ(7)	31,380		38,216	9,917		48,133	77	2006	1998
Plantation, FL(7)	10,503	7,892	6,666	2,226	7,892	8,892	17	2006	1996
Plantation, FL(7)	9,807	7,860	3,500	4,559	7,860	8,058	29	2006	1995
Reno, NV(7)	8,600	921	16,489	2,465	921	18,955	28	2006	1991
Sacramento, CA(7)	5,230		9,015	3,552		12,566	15	2006	1990
San Antonio, TX(7)	6,881	1,320	11,395	3,558	1,320	14,954	28	2006	1999
Suwanee, GA		1,127	5,116	1,044	1,127	6,160	9	2006	1998
Suwanee, GA		967	4,746	1,115	967	5,860	9	2006	2001
Suwanee, GA		643	4,423	609	643	5,032	6	2006	2003
Tomball, TX(7)	3,116	766	8,167	1,335	766	9,503	12	2006	1982
Trussville, AL		759	1,495	990	759	2,485	6	2006	1990
Union City, TN		1,005	11,799	1,409	1,005	13,208	17	2006	1998
Voorhees, NJ		9,582	19,482	3,513	9,582	22,995	34	2006	1997
Wellington, FL(7)	7,574		12,960	1,417		14,377	16	2006	2002
West Palm Beach, FL(7)	6,498		10,185	4,068		14,254	17	2006	1995
West Palm Beach, FL(7)	7,838		10,373	3,247		13,621	24	2006	1993
West Palm Beach, FL(7)	7,240		11,034	2,305		13,339	20	2006	1991
Yorkville, IL		982	2,146	823	982	2,969	5	2006	1980

Total Medical Office Buildings:	248,782	93,988	662,151	145,178	94,026	807,294	1,188
Construction in Progress:			138,222			138,222

	378,400	386,388	3,607,249	264,810	386,693	3,881,369	347,004
Assets Held for Sale
Litchfield, CT		660	9,652	283	660	9,934	4,379	1997	1998
Middletown, OH		800	3,700		800	3,700	264	2004	2000
Newark, OH		410	5,711	409	410	6,120	2,185	1998	1987

Total Assets Held for Sale	0	1,870	19,063	692	1,870	19,754	6,828

Gross Amount at Which
Carried at Close of Period
		Initial Cost to Company					Accumulated
			Buildings,	Cost Capitalized		Buildings,	Depreciation
			Intangibles &	Subsequent to		Intangibles &	and	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Amortization	Acquired	Built

Total Investment in Real Property Owned	$378,400	$388,258	$3,635,928	$265,502	$388,563	$3,901,123	$353,832

(1)	In June 2003, three wholly-owned subsidiaries of the Company completed the acquisitions of three assisted living facilities from Emeritus Corporation. The properties were subject to existing mortgage debt of $13,981,000. The three wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(2)	In September 2003, four wholly-owned subsidiaries of the Company completed the acquisitions of four assisted living facilities from Emeritus Corporation. The properties were subject to existing mortgage debt of $24,291,000. The four wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(3)	In September 2003, 17 wholly-owned subsidiaries of the Company completed the acquisitions of 17 assisted living facilities from Southern Assisted Living, Inc. The properties were subject to existing mortgage debt of $59,471,000. The 17 wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(4)	In September 2005, one wholly-owned subsidiary of the Company completed the acquisition of one assisted living facility from Emeritus Corporation. The property was subject to existing mortgage debt of $6,705,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(5)	In January 2005, one wholly-owned subsidiary of the Company completed the acquisition of one assisted living facility from Emeritus Corporation. The property was subject to existing mortgage debt of $7,875,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(6)	In March 2006, four wholly-owned subsidiaries of the Company completed the acquisition of four skilled nursing facilities from Provider Services, Inc. The properties were subject to existing mortgage debt of $25,049,000. The wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(7)	In December 2006, the Company completed the acquisition of Windrose Medical Properties Trust. Certain of the properties were subject to existing mortgage debt of $248,844,000 (principal only). Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries related to the aforementioned properties be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

HEALTH CARE REIT, INC.

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Investment in real estate:
Balance at beginning of year	$2,936,800	$2,409,963	$1,893,977
Additions:
Acquisitions	1,239,289	568,660	504,336
Improvements	169,811	31,422	33,538
Conversions from loans receivable	11,204	3,908	8,500
Deferred acquisition payments	2,000	18,125
Assumed debt	25,049	22,309	14,555

Total additions	1,447,353	644,424	560,929
Deductions:
Cost of real estate sold	(94,466)	(115,179)	(44,629)
Reclassification of accumulated depreciation for assets held for sale	(6,829)	(2,408)
Impairment of assets			(314)

Total deductions	(101,295)	(117,587)	(44,943)

Balance at end of year(1)	$4,282,858	$2,936,800	$2,409,963

Accumulated depreciation:
Balance at beginning of year	$274,875	$219,536	$152,440
Additions:
Depreciation and amortization expenses	97,638	84,828	74,015
Deductions:
Sale of properties	(18,677)	(27,081)	(6,919)
Reclassification of accumulated depreciation for assets held for sale	(6,829)	(2,408)

Balance at end of year	$347,007	$274,875	$219,536

(1)	The aggregate cost for tax purposes for real property equals $4,049,675,000, $2,389,766,000 and $2,411,323,000 at December 31, 2006, 2005 and 2004, respectively.

HEALTH CARE REIT, INC.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2006

					(In thousands)
							Principal Amount
							of Loans Subject
		Final				Carrying	to Delinquent
	Interest	Maturity	Periodic Payment	Prior	Face Amount	Amount of	Principal or
Description	Rate	Date	Terms	Liens	of Mortgages	Mortgages	Interest

Two skilled nursing facilities in	9.89%	09/30/20	Monthly Payments		$34,000	$33,894	None
Florida			$306,326
Chicago, IL	16.48%	6/30/07	Monthly Payments		20,355	18,330	None
(Specialty care facility)			$234,525
Lauderhill, FL	11.50%	09/01/12	Monthly Payments		12,700	12,453	None
(Skilled nursing facility)			$128,975
Four assisted living facilities in Ohio	8.96%	08/01/08	Monthly Payments		15,965	11,047	None
and Pennsylvania			$82,480
Six skilled nursing facilities	5.75%	06/30/18	Monthly Payments		11,000	11,000	None
in Illinois and Missouri			$52,708
26 skilled nursing facilities and three	13.69%	03/31/10	Monthly Payments		11,143	9,252	None
assisted living facilities in Florida,			$275,000
Pennsylvania, South Carolina,
Tennessee and Kentucky
Sun Valley, CA	9.63%	05/01/08	Monthly Payments		18,800	7,472	None
(Specialty care facility)			$91,547
Bala, PA	11.50%	07/01/08	Monthly Payments		7,400	7,145	None
(Skilled nursing facility)			$68,470
Plymouth, MA	19.26%	09/09/09	Monthly Payments		6,175	6,175	None
(Independent living facility)			$52,179
Boalsburg, PA	19.00%	06/01/07	Monthly Payments		5,938	5,350	None
(Independent living facility)			$35,666
28 mortgage loans relating to 19 skilled nursing facilities, 63 assisted living facilities, 12 independent living facilities and 2 specialty care facilities	From 3.9% to 19.26%	From 06/01/07 07/01/20	Monthly Payments from $45 to $99,787		62,072	55,497	None

Totals					$205,548	$177,615	$0

HEALTH CARE REIT, INC.

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Reconciliation of mortgage loans:
Balance at beginning of year	$141,467	$155,266	$164,139
Additions:
New mortgage loans	87,563	36,055	30,057

	229,030	191,321	194,196
Deductions:
Collections of principal(1)	40,155	45,946	20,197
Conversions to real property	11,204	3,908	8,500
Charge-offs	56
Other(2)			10,233

	51,415	49,854	38,930

Balance at end of year	$177,615	$141,467	$155,266

(1)	Includes collection of negative principal amortization.

(2)	Includes mortgage loans that were reclassified to working capital loans during the periods indicated.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of September 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed September 15, 2006, and incorporated herein by reference thereto).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed October 13, 2006, and incorporated herein by reference thereto).
3.1	Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.2	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.4	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003, and incorporated herein by reference thereto).
3.5	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/A filed July 8, 2003, and incorporated herein by reference thereto).
3.6	Certificate of Designation of 6% Series E Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 1, 2003, and incorporated herein by reference thereto).
3.7	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004, and incorporated herein by reference thereto).
3.8	Certificate of Designation of 7.5% Series G Cumulative Convertible Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 20, 2006, and incorporated herein by reference thereto).
3.9	Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed September 8, 2004, and incorporated herein by reference thereto).
4.1	The Company, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument that defines the rights of holders of long-term debt of the Company and authorizes a total amount of securities not in excess of 10% of the total assets of the Company.
4.2	Indenture dated as of April 17, 1997 between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.3	First Supplemental Indenture, dated as of April 17, 1997, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.4	Second Supplemental Indenture, dated as of March 13, 1998, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 11, 1998, and incorporated herein by reference thereto).
4.5	Third Supplemental Indenture, dated as of March 18, 1999, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 17, 1999, and incorporated herein by reference thereto).
4.6	Fourth Supplemental Indenture, dated as of August 10, 2001, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed August 9, 2001, and incorporated herein by reference thereto).

4.7	Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.8	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.9	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.10	Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.11	Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003, and incorporated herein by reference thereto).
4.12	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.13	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.14	Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003, and incorporated herein by reference thereto).
4.15	Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004, and incorporated herein by reference thereto).
4.16	Supplemental Indenture No. 4, dated as of April 27, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 28, 2005, and incorporated herein by reference thereto).
4.17	Supplemental Indenture No. 5, dated as of November 30, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 30, 2005, and incorporated herein by reference thereto).
4.18	Indenture, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).
4.19	Supplemental Indenture No. 1, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).
4.20	Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
4.21	Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).

10.1	Third Amended and Restated Loan Agreement, dated as of July 26, 2006, by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 28, 2006, and incorporated herein by reference thereto).
10.2	Amendment No. 1 to Third Amended and Restated Loan Agreement by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents, dated as of September 20, 2006 (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed September 26, 2006, and incorporated herein by reference thereto).
10.3	Credit Agreement, dated as of May 31, 2006, by and among the Company and certain of its subsidiaries and Fifth Third Bank (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2006, and incorporated by reference thereto).
10.4	ISDA Master Agreement and Schedule dated as of May 6, 2004 by and between Bank of America, N.A. and Health Care REIT, Inc. (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.5	Interest Rate Swap Confirmation dated May 10, 2004 between Health Care REIT, Inc. and Bank of America, N.A. (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.6	Interest Rate Swap Confirmation dated May 6, 2004 between Health Care REIT, Inc. and Deutsche Bank AG (filed with the Commission as Exhibit 10.5 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.7	Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.8	The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995, and incorporated herein by reference thereto).*
10.9	First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*
10.10	Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*
10.11	Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.12	Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.13	First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.14	Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, filed March 28, 2005, and incorporated herein by reference thereto).*
10.15	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.16	Form of Restricted Stock Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*

10.17	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/A filed October 27, 2004, and incorporated herein by reference thereto).*
10.18	Form of Restricted Stock Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.19	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.20	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.21	Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.22	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.23	Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.22 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.24	Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.23 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.25	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long- Term Incentive Plan (filed with the Commission as Exhibit 10.24 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.26	Restricted Stock Agreement, dated January 22, 2007, by and between Health Care REIT and Raymond W. Braun (filed with the Commission as Exhibit 10.2 to the Company’s Form 8-K filed January 25, 2007, and incorporated herein by reference thereto).*
10.27	Third Amended and Restated Employment Agreement, dated January 22, 2007, by and between the Company and George L. Chapman (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed January 25, 2007, and incorporated herein by reference thereto).*
10.28	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Raymond W. Braun (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.29	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Erin C. Ibele (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.30	Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.31	Amended and Restated Employment Agreement, effective March 17, 2006, by and between Health Care REIT, Inc. and Scott A. Estes (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2006, and incorporated herein by reference thereto).*
10.32	Employment Agreement, effective July 1, 2004, by and between Health Care REIT, Inc. and Jeffrey H. Miller (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).*
10.33	Consulting Agreement dated as of September 12, 2006 between the Company and Fred S. Klipsch (filed with the Commission as Exhibit 10.1 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.34	Consulting Agreement dated as of September 12, 2006 between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.2 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*

10.35	Employment Agreement dated as of September 12, 2006 between the Company and Daniel R. Loftus (filed with the Commission as Exhibit 10.3 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.36	Health Care REIT, Inc. Supplemental Executive Retirement Plan, effective as of January 1, 2001 (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.37	Health Care REIT, Inc. Executive Loan Program, effective as of August 1999 (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.38	Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005, and incorporated herein by reference thereto).*
10.39	Summary of Director Compensation (filed with the Commission as Exhibit 10.39 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).*
14	Code of Business Conduct and Ethics (filed with the Commission as Exhibit 14 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).
21	Subsidiaries of the Company (filed with the Commission as Exhibit 21 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
23	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney executed by Pier C. Borra (Director) (filed with the Commission as Exhibit 24.1 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.2	Power of Attorney executed by Thomas J. DeRosa (Director) (filed with the Commission as Exhibit 24.2 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.3	Power of Attorney executed by Jeffrey H. Donahue (Director) (filed with the Commission as Exhibit 24.3 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.4	Power of Attorney executed by Peter J. Grua (Director) (filed with the Commission as Exhibit 24.4 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.5	Power of Attorney executed by Fred S. Klipsch (Director) (filed with the Commission as Exhibit 24.5 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.6	Power of Attorney executed by Sharon M. Oster (Director) (filed with the Commission as Exhibit 24.6 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.7	Power of Attorney executed by R. Scott Trumbull (Director) (filed with the Commission as Exhibit 24.7 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.8	Power of Attorney executed by George L. Chapman (Director, Chairman of the Board and Chief Executive Officer and Principal Executive Officer) (filed with the Commission as Exhibit 24.8 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.9	Power of Attorney executed by Scott A. Estes (Senior Vice President and Chief Financial Officer and Principal Financial Officer) (filed with the Commission as Exhibit 24.9 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.10	Power of Attorney executed by Paul D. Nungester, Jr. (Vice President and Controller and Principal Accounting Officer) (filed with the Commission as Exhibit 24.10 to the Company’s Form 10-K filed March 1, 2007, and incorporated herein by reference thereto).
24.11	Power of Attorney executed by William C. Ballard, Jr. (Director).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement.