Form 10-Q
period 2007-03-31
HEALTH CARE REIT INC /DE/
filed 2007-05-10
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐      No ☑
     As of April 30, 2007, the registrant had 80,519,995 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	March 31,	December 31
	2007	2006
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned
Land	$394,002	$386,693
Buildings & improvements	3,783,163	3,659,065
Acquired lease intangibles	85,110	84,082
Real property held for sale, net of accumulated depreciation	4,236	14,796
Construction in progress	169,782	138,222

	4,436,293	4,282,858
Less accumulated depreciation and amortization	(381,448)	(347,007)

Total real property owned	4,054,845	3,935,851
Loans receivable	256,945	194,448
Less allowance for losses on loans receivable	(7,406)	(7,406)

	249,539	187,042

Net real estate investments	4,304,384	4,122,893
Other assets:
Equity investments	4,700	4,700
Deferred loan expenses	19,767	20,657
Cash and cash equivalents	31,293	36,216
Receivables and other assets	98,510	96,144

	154,270	157,717

Total assets	$4,458,654	$4,280,610

Liabilities and stockholders’ equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$381,000	$225,000
Senior unsecured notes	1,542,103	1,541,814
Secured debt	377,013	378,972
Liability to subsidiary trust issuing preferred securities	52,205	52,215
Accrued expenses and other liabilities	95,595	101,588

Total liabilities	2,447,916	2,299,589

Minority interests	2,354	2,228

Stockholders’ equity:
Preferred stock, $1.00 par value:	338,993	338,993
Authorized - 25,000,000 shares
Issued and outstanding - 13,174,989 shares at March 31, 2007 and December 31, 2006
Common stock, $1.00 par value:	73,931	73,152
Authorized - 125,000,000 shares
Issued - 74,195,044 shares at March 31, 2007 and 73,272,052 shares at December 31, 2006
Outstanding - 74,091,131 shares at March 31, 2007 and 73,192,128 at December 31, 2006
Capital in excess of par value	1,902,186	1,873,811
Treasury stock	(3,941)	(2,866)
Cumulative net income	962,526	932,853
Cumulative dividends	(1,267,462)	(1,238,860)
Accumulated other comprehensive income	(135)	(135)
Other equity	2,286	1,845

Total stockholders’ equity	2,008,384	1,978,793

Total liabilities and stockholders’ equity	$4,458,654	$4,280,610

NOTE:           The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share data)
Revenues:
Rental income	$105,904	$71,380
Interest income	5,149	4,262
Other income	1,592	366

	112,645	76,008

Expenses:
Interest expense	31,922	23,523
Property operating expenses	7,168	0
Depreciation and amortization	33,860	21,825
General and administrative	9,793	5,976
Loan expense	1,267	711
Provision for loan losses	0	250

	84,010	52,285

Income before minority interests	28,635	23,723
Minority interests	(126)	0

Income from continuing operations	28,509	23,723

Discontinued operations:
Net gain (loss) on sales of properties	977	1,553
Income (loss) from discontinued operations, net	187	(298)

	1,164	1,255

Net income	29,673	24,978

Preferred stock dividends	6,317	5,333

Net income available to common stockholders	$23,356	$19,645

Average number of common shares outstanding:
Basic	73,224	58,178
Diluted	73,791	58,535

Earnings per share:
Basic:
Income from continuing operations available to common stockholders	$0.30	$0.32
Discontinued operations, net	0.02	0.02

Net income available to common stockholders*	$0.32	$0.34

Diluted:
Income from continuing operations available to common stockholders	$0.30	$0.31
Discontinued operations, net	0.02	0.02

Net income available to common stockholders*	$0.32	$0.34

Dividends declared and paid per common share	$0.2991	$0.6200

*   Amounts may not sum due to rounding
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended March 31, 2007
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total

	(In thousands)
Balances at beginning of period	$338,993	$73,152	$1,873,811	$(2,866)	$932,853	$(1,238,860)	($135)	$1,845	$1,978,793
Comprehensive income:
Net income					29,673				29,673
Other comprehensive income:									0

Total comprehensive income									29,673

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		779	28,375	(1,075)				(100)	27,979
Compensation expense related to stock options								541	541
Cash dividends paid:
Common stock-$0.2991 per share						(22,285)			(22,285)
Preferred stock, Series D-$0.4922 per share						(1,969)			(1,969)
Preferred stock, Series E-$0.3750 per share						(28)			(28)
Preferred stock, Series F-$0.4766 per share						(3,336)			(3,336)
Preferred stock, Series G-$0.4688 per share						(984)			(984)

Balances at end of period	$338,993	$73,931	$1,902,186	$(3,941)	$962,526	$(1,267,462)	$(135)	$2,286	$2,008,384

	Three Months Ended March 31, 2006
							Accumulated
			Capital In				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total

	(In thousands)
Balances at beginning of period	$276,875	$58,050	$1,306,471	$(2,054)	$830,103	$(1,039,032)	$0	$343	$1,430,756
Comprehensive income:
Net income					24,978				24,978
Other comprehensive income:									0

Total comprehensive income									24,978

Proceeds from issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		635	20,391	(660)				(18)	20,348
SFAS 123(R) reclassification			(521)					521	0
Compensation expense related to stock options								491	491
Cash dividends paid:
Common stock-$0.62 per share						(36,323)			(36,323)
Preferred stock, Series D-$0.4922 per share						(1,969)			(1,969)
Preferred stock, Series E-$0.3750 per share						(28)			(28)
Preferred stock, Series F-$0.4766 per share						(3,336)			(3,336)

Balances at end of period	$276,875	$58,685	$1,326,341	$(2,714)	$855,081	$(1,080,688)	$0	$1,337	$1,434,917

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Operating activities
Net income	$29,673	$24,978
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	33,860	23,262
Other amortization expenses	1,174	693
Capitalized interest	(2,327)	(665)
Provision for loan losses	0	250
Stock-based compensation expense	3,177	2,514
Minority interests	126	0
Rental income less than (in excess of) cash received	(2,613)	7,910
(Gain) loss on sales of properties	(977)	(1,553)
Increase (decrease) in accrued expenses and other liabilities	(3,001)	8,809
Decrease (increase) in receivables and other assets	2,266	(1,645)

Net cash provided from (used in) operating activities	61,358	64,553

Investing activities
Investment in real property	(161,675)	(89,994)
Investment in loans receivable	(80,427)	(5,324)
Other investments, net of payments	(2,716)	0
Principal collected on loans receivable	17,929	24,094
Proceeds from sales of properties	11,537	14,527
Other	(523)	(496)

Net cash provided from (used in) investing activities	(215,875)	(57,193)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	156,000	6,000
Principal payments on secured debt	(1,894)	(643)
Net proceeds from the issuance of common stock	24,467	18,985
Decrease (increase) in deferred loan expense	(377)	(525)
Cash distributions to stockholders	(28,602)	(41,656)

Net cash provided from (used in) financing activities	149,594	(17,839)

Increase (decrease) in cash and cash equivalents	(4,923)	(10,479)
Cash and cash equivalents at beginning of period	36,216	36,237

Cash and cash equivalents at end of period	$31,293	$25,758

Supplemental cash flow information-interest paid	$21,934	$17,477

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A – Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily an indication of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
NOTE B – Windrose Medical Properties Trust Merger
          As discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2006, we completed our merger with Windrose Medical Properties Trust on December 20, 2006. These operations are the principal component of our operating property segment (see Note M). Allocation of the purchase price has not been finalized and is subject to adjustment.
NOTE C – Real Estate Investments
          During the three months ended March 31, 2007, we invested $161,675,000 of cash in real property (including $36,162,000 of cash advances for construction in progress) and provided cash loan financings of $80,427,000. We also converted $6,921,000 of completed construction projects into operating lease properties during the three months ended March 31, 2007. As of March 31, 2007, we had $339,893,000 of unfunded construction commitments relating to existing construction in progress projects. Also during the three months ended March 31, 2007, we sold real property generating $11,537,000 of net cash proceeds and collected $17,929,000 of cash as repayment of principal on loans receivable.
NOTE D – Equity Investments
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
NOTE E – Distributions Paid to Common Stockholders
          On February 20, 2007, we paid a dividend of $0.2991 per share to stockholders of record on January 31, 2007. This represents a total dividend of $0.64 per share when combined with the prorated dividend of $0.3409 per share paid on December 28, 2006 in connection with the Windrose merger. These dividends related to the period from October 1, 2006 through December 31, 2006.
NOTE F – Fair Value of Derivative Instruments
          We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. Derivatives are recorded at fair market value on the balance sheet as assets or liabilities.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method to assess effectiveness. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At March 31, 2007, the Swaps were reported at their fair value as a $1,230,000 other asset ($902,000 other asset at December 31, 2006). For the three months ended March 31, 2007, we generated $1,000 of savings related to the Swaps that was recorded as a reduction to interest expense. For the three months ended March 31, 2006, we incurred $15,000 of losses related to the Swaps that was recorded as an addition to interest expense.
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
NOTE G – Discontinued Operations
          One assisted living facility was held for sale as of March 31, 2007. We did not recognize an impairment loss on this asset as the fair value less estimated costs to sell exceeded our carrying value. During the three months ended March 31, 2007, we sold two assisted living facilities with carrying values of $10,560,000 for a net gain of $977,000. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the income and expenses attributable to all properties sold and attributable to the properties held for sale at March 31, 2007 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$264	$2,079

Expenses:
Interest expense	77	715
Provision for depreciation	0	1,437
General and administrative	0	225

Income (loss) from discontinued operations, net	$187	$(298)

NOTE H – Contingent Liabilities
          We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At March 31, 2007, our obligation under the letter of credit was $2,450,000.
          As of March 31, 2007, we had $339,893,000 of unfunded construction commitments.
NOTE I – Accumulated Other Comprehensive Income
          Accumulated other comprehensive income includes unrealized gains or losses on our equity investments and unrecognized actuarial losses from the adoption of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R) on December 31, 2006. These items are included as a component of stockholders’ equity. We did not recognize any comprehensive income other than the recorded net income for the three months ended March 31, 2007 or 2006.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE J – Earnings Per Share
          The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Numerator for basic and diluted earnings per share — net income available to common stockholders	$23,356	$19,645

Denominator for basic earnings per share — weighted average shares	73,224	58,178
Effect of dilutive securities:
Employee stock options	178	97
Non-vested restricted shares	389	260

Dilutive potential common shares	567	357

Denominator for diluted earnings per share — adjusted weighted average shares	73,791	58,535

Basic earnings per share	$0.32	$0.34

Diluted earnings per share	$0.32	$0.34

          The diluted earnings per share calculation excludes the dilutive effect of 124,000 stock options for the three months ended March 31, 2007 because the exercise prices were greater than the average market price. The diluted earnings per share calculation excludes the dilutive effect of 257,000 stock options for the three months ended March 31, 2006 because the exercise prices were greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock, the Series G Cumulative Convertible Preferred Stock and the $345,000,000 senior unsecured convertible notes due December 2026 were not included in these calculations as the effect of the conversions into common stock were anti-dilutive for the relevant periods presented.
NOTE K – Other Equity
          Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $541,000 for the three months ended March 31, 2007 and $491,000 for the same period in 2006.
NOTE L – Stock Incentive Plans
          Our 2005 Long-Term Incentive Plan authorizes up to 2,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan continue to vest through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares range from three years for directors to five years for officers and key employees. Options expire ten years from the date of grant.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Valuation Assumptions
          The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Dividend yield (1)	5.60%	6.79%
Expected volatility	19.9%	20.3%
Risk-free interest rate	4.74%	4.35%
Expected life (in years)	5	5
Weighted-average fair value (1)	$8.31	$5.26

(1)	Certain options granted to employees include dividend equivalent rights (“DERs”). The fair value of options with DERs also includes the net present value of projected future dividend payments over the expected life of the option discounted at the dividend yield rate.
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
Option Award Activity
          The following table summarizes information about stock option activity for the three months ended March 31, 2007:

	Number
	of	Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000’s)	Exercise Price	Contract Life (years)	Value ($000’s)
Options at beginning of year	917	$30.79	7.9
Options granted	124	45.73
Options exercised	(332)	28.18
Options terminated	(2)	39.67

Options at end of period	707	$34.61	7.7	$6,565

Options exercisable at end of period	325	$30.94	6.7	$4,214
Weighted average fair value of options granted during the period		$8.31
          The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at March 31, 2007. During the three months ended March 31, 2007, the aggregate intrinsic value of options exercised under our stock incentive plans was $5,341,000 determined as of the date of option exercise. During the three months ended March 31, 2006, the aggregate intrinsic value of options exercised under our stock incentive plans was $1,825,000 determined as of the date of option exercise. Cash received from option exercises under our stock incentive plans for the three months ended March 31, 2007 was $9,354,000. Cash received from option exercises under our stock incentive plans for the three months ended March 31, 2006 was $2,232,000.
          As of March 31, 2007, there was approximately $3,074,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years. As of March 31, 2007, there was approximately $11,966,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          The following table summarizes information about non-vested stock incentive awards as of March 31, 2007 and changes for the three months ended March 31, 2007:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value
Non-vested at December 31, 2006	478	$5.35	248	$34.07
Vested	(218)	3.78	(118)	35.22
Granted	124	8.31	260	44.85
Terminated	(2)	7.55	(1)	39.36

Non-vested at March 31, 2007	382	$7.20	389	$40.91

NOTE M – Segment Reporting
          Our business consists primarily of financing and leasing senior housing and health care real estate. We evaluate our business and make resource allocations on our two business segments — investment properties and operating properties. Under the investment property segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our primary investment property types include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and specialty care facilities. Under the operating property segment, we primarily invest in medical office buildings that are typically leased under gross leases, modified gross leases or triple-net leases, to multiple tenants, and generally require a certain level of property management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2006). There are no intersegment sales or transfers. We evaluate performance based upon net operating income of the combined properties in each segment.
          Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, accounts receivable and deferred financing costs among others. Non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.
          Summary information for the reportable segments during the three months ended March 31, 2007 and 2006 is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income (1)	Income	Income	Revenues (1)	Expenses	Income (2)	Amortization (1)	Expense (1)	Assets
Three months ended March 31, 2007:
Investment Properties	$80,603	$5,149		$85,752		$85,752	$24,379	$2,310	$3,331,385
Operating Properties	25,565			25,565	$7,168	18,397	9,481	4,305	972,999
Non-segment/Corporate			$1,592	1,592				25,384	154,270

	$106,168	$5,149	$1,592	$112,909	$7,168	$104,149	$33,860	$31,999	$4,458,654

Three months ended March 31, 2006:
Investment Properties	$73,459	$4,262		$77,721		$77,721	$23,262	$1,978	$2,909,603
Operating Properties
Non-segment/Corporate			$366	366				22,260	103,037

	$73,459	$4,262	$366	$78,087	$0	$77,721	$23,262	$24,238	$3,012,640

(1)	Includes amounts from discontinued operations.

(2)	Net operating income (“NOI”) is used to evaluate the operating performance of certain real estate properties such as medical office buildings. We define NOI as rental revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments, interest expense and discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of our medical office buildings at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our medical office buildings.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE N – New Accounting Pronouncements
          On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Interpretation prescribes guidance for recognizing, measuring, reporting and disclosing a tax position taken or expected to be taken in a tax return. The adoption of the Interpretation did not have a material impact on our financial position or results of operations.
          In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective for fiscal year 2007. Adoption of SFAS 157 is not expected to have a material impact on our financial position, although additional disclosures may be required.
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for fiscal years beginning after November 15, 2007. If a company elects to apply the provisions of the SFAS 159 to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. We are currently assessing whether we will elect to use the fair value option for any eligible items.
NOTE O – Significant Changes and Events
Common Stock Issuance
          On April 18, 2007, we completed a public offering of 6,325,000 shares of common stock with net proceeds to the company of approximately $265,337,000.
Line of Credit Extension
          Subsequent to March 31, 2007, we extended the maturity of our $40,000,000 unsecured line of credit arrangement from May 31, 2007 to May 30, 2008 and reduced the pricing from 0.9% to 0.8% over LIBOR interest rate.
Rendina/Paramount Acquisition
          On January 11, 2007, we announced an agreement to purchase a portfolio of medical office buildings from affiliates of Rendina Companies. As part of the transaction, we also agreed to acquire Paramount Real Estate Services, the property management group of Rendina Companies. The property portfolio includes 17 medical office buildings in ten states. The transactions are anticipated to close in the second quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K/A for the year ended December 31, 2006, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Executive Overview
Business
          Health Care REIT, Inc. is a self-administered, equity real estate investment trust that invests in the full spectrum of senior housing and health care real estate. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of March 31, 2007:

	Investments (1)	Percentage of	Revenues (2)	Percentage of	Number of	# Beds/Units	Investment per	Operators/
Type of Property	(in thousands)	Investments	(in thousands)	Revenues (2)	Properties	or Sq. Ft.	metric (3)	Tenants	States
Independent living/CCRCs	$550,462	13%	$10,223	9%	48	5,685 units	$129,977 per unit	20	20

Assisted living facilities	1,045,546	24%	26,528	23%	208	12,590 units	91,598 per unit	26	33

Skilled nursing facilities	1,547,904	36%	43,494	39%	233	31,668 beds	49,233 per bed	22	28

Medical office buildings	899,599	21%	23,788	21%	90	3,317,476 sq. ft.	271 per sq. ft.	636	13

Specialty care facilities	270,729	6%	7,284	7%	18	1,391 beds	218,044 per bed	9	9

Other income			1,592	1%

Totals	$4,314,240	100%	$112,909	100%	597

(1)	Investments include gross real estate investments and credit enhancements which amounted to $4,311,790,000 and $2,450,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the three months ended March 31, 2007.

(3)	Investment per Bed/Unit was computed by using the total investment amount of $4,654,133,000 which includes gross real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $4,311,790,000, $2,450,000 and $339,893,000, respectively.
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
          For the three months ended March 31, 2007, rental income and interest income represented 94% and 5%, respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
          Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. During the three months ended March 31, 2007, we completed $243,657,000 of gross new investments and had $24,742,000 of investment payoffs, resulting in net investments of $218,915,000. We expect to complete gross new investments of $1.0 billion to $1.2 billion during 2007, including acquisitions of approximately $700,000,000 to $800,000,000 and funded new development of approximately $300,000,000 to $400,000,000. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $100,000,000 to $200,000,000 resulting in net new investments of $800,000,000 to $1.1 billion during 2007. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on hand, we expect to borrow under our unsecured lines of credit arrangements. At March 31, 2007, we had $31,293,000 of cash and cash equivalents and $359,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.
Windrose Medical Properties Trust Merger
          As discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2006, we completed our merger with Windrose Medical Properties Trust on December 20, 2006. These operations are the principal component of our operating property segment (see Note M to our unaudited consolidated financial statements). The results of operations for this segment represent the primary change in our consolidated results of operations from the prior year. Allocation of the purchase price has not been finalized and is subject to adjustment.
Rendina/Paramount Acquisition
          On January 11, 2007, we announced an agreement to purchase a portfolio of medical office buildings from affiliates of Rendina Companies. As part of the transaction, we also agreed to acquire Paramount Real Estate Services, the property management group of Rendina Companies. The property portfolio includes 17 medical office buildings in ten states. The transactions are anticipated to close in the second quarter of 2007.
Key Transactions in 2007
          We have completed the following key transactions to date in 2007:
•	our Board of Directors increased our quarterly dividend to $0.66 per share, which represents a two cent increase from the quarterly dividend of $0.64 paid for 2006. The dividend declared for the quarter ended March 31, 2007 represents the 144th consecutive dividend payment;

•	we completed $243,657,000 of gross investments and had $24,742,000 of investment payoffs during the three months ended March 31, 2007;

•	we completed a public offering of 6,325,000 shares of common stock with net proceeds to the company of approximately $265,337,000 in April 2007; and

•	we extended our $40,000,000 unsecured line of credit which was scheduled to mature in May 2007 to May 2008 and reduced pricing by 10 basis points.
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2006	2006	2006	2006	2007

Net income (loss) available to common stockholders	$19,645	$22,668	$21,480	$17,494	$23,356
Funds from operations	41,354	45,870	45,898	44,459	56,207
Funds available for distribution	49,975	47,071	48,032	46,809	53,825

Per share data (fully diluted):
Net income (loss) available to common stockholders	$0.34	$0.37	$0.34	$0.27	$0.32
Funds from operations	0.71	0.74	0.73	0.69	0.76
Funds available for distribution	0.85	0.76	0.76	0.72	0.73
          Concentration Risk. We evaluate our concentration risk in terms of asset mix, investment mix, customer mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property. In order to qualify as an equity REIT, at least 75% of our real estate investments must be real property whereby each property, which includes the land, buildings, improvements, intangibles and related rights, is owned by us and leased to a tenant pursuant to a long-term operating lease. Investment mix measures the portion of our investments that relate to our various property types. Customer mix measures the portion of our investments that relate to our top five customers. Geographic mix measures the portion of our investments that relate to our top five states. The following table reflects our recent historical trends of concentration risk for the periods presented:

	March 31,	June 30,	September 30,	December 31,	March 31,
	2006	2006	2006	2006	2007

Asset mix:
Real property	94%	94%	93%	95%	94%
Loans receivable	6%	6%	7%	5%	6%

Investment mix:
Independent living/CCRCs	15%	15%	16%	13%	13%
Assisted living facilities	33%	33%	32%	25%	24%
Skilled nursing facilities	45%	45%	46%	34%	36%
Medical office buildings				22%	21%
Specialty care facilities	7%	7%	6%	6%	6%

Customer mix:
Emeritus Corporation	12%	12%	11%	9%	8%
Brookdale Senior Living Inc.	10%	10%	9%	7%	7%
Home Quality Management, Inc.			8%	6%	6%
Life Care Centers of America, Inc.	7%	8%	7%	6%	6%
Merrill Gardens L.L.C.	7%	7%	6%	4%	4%
Tara Cares, LLC.		6%
Delta Health Group, Inc.	6%
Remaining operators	58%	57%	59%	68%	69%

Geographic mix:
Florida	14%	14%	15%	17%	16%
Texas	8%	8%	8%	11%	13%
Massachusetts	12%	11%	11%	8%	8%
California				7%	7%
Ohio	9%	9%	8%	6%	6%
North Carolina	7%	7%	6%
Remaining states	50%	51%	52%	51%	50%

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

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,
	2006		2006		2006		2006		2007

Debt to book capitalization ratio	52%		49%		51%		53%		54%
Debt to market capitalization ratio	38%		37%		36%		39%		40%

Interest coverage ratio	2.99	x	3.16	x	2.98	x	2.75	x	2.82	x
Fixed charge coverage ratio	2.41	x	2.52	x	2.41	x	2.23	x	2.28	x
          We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2006, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.
Portfolio Update
          Investment Properties. Payment coverages of the operators in our investment property portfolio continue to remain strong. Our overall payment coverage is at 1.94 times, which is consistent with the prior year. The table below reflects our recent historical trends of portfolio coverages. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of facilities’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of earnings before interest, taxes, depreciation, amortization, and rent (but after imputed management fees) to contractual rent or interest due us.

	December 31, 2004				December 31, 2005				December 31, 2006
	CBMF		CAMF		CBMF		CAMF		CBMF		CAMF
Independent living/CCRCs (1)					1.45	x	1.23	x	1.39	x	1.19	x
Assisted living facilities	1.47	x	1.25	x	1.52	x	1.30	x	1.56	x	1.35	x
Skilled nursing facilities	2.15	x	1.64	x	2.21	x	1.63	x	2.19	x	1.57	x
Specialty care facilities	3.00	x	2.37	x	3.19	x	2.60	x	2.77	x	2.21	x

Weighted averages	1.84	x	1.48	x	1.94	x	1.54	x	1.94	x	1.51	x

(1)	As a result of our significant independent living/continuing care retirement community acquisitions in the fourth quarter of 2005, we began to separately disclose this facility classification in our portfolio reporting. We adopted the National Investment Center definitions and reclassified certain of our existing facilities to this classification.
          Operating Properties. The primary performance measure for our operating properties is net operating income (“NOI”) as discussed below in Non-GAAP Financial Measures. For the three months ended March 31, 2007, our operating properties generated $18,397,000 of net operating income which represents $25,565,000 of rental income less $7,168,000 of property operating expenses.

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
          The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2007	Mar. 31, 2006	$	%
Cash and cash equivalents at beginning of period	$36,216	$36,237	$(21)	0%
Cash provided from (used in) operating activities	61,358	64,553	(3,195)	-5%
Cash provided from (used in) investing activities	(215,875)	(57,193)	(158,682)	277%
Cash provided from (used in) financing activities	149,594	(17,839)	167,433	n/a

Cash and cash equivalents at end of period	$31,293	$25,758	$5,535	21%

          Operating Activities. The change in net cash provided from operating activities is primarily attributable to an increase in net income and to changes in receivables/other assets and accruals/other liabilities. The increase in net income is discussed below in “Results of Operations.”
          The following is a summary of our straight-line rent (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2007	Mar. 31, 2006	$	%
Gross straight-line rental income	$4,231	$2,400	$1,831	76%
Cash receipts due to real property sales	0	(604)	604	-100%
Prepaid rent receipts	(2,078)	(9,706)	7,628	-79%
Rental income related to above/below market leases	460	0	460	n/a

Cash receipts less than (in excess of) rental income	$2,613	$(7,910)	$10,523	n/a

     Gross straight-line rental income represents the non-cash difference between contractual cash rent due and the average rent recognized pursuant to Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”), for leases with fixed rental escalators, net of collectibility reserves. This amount is positive in the first half of a lease term (but declining every year due to annual increases in cash rent due) and is negative in the second half of a lease term. The increase in gross straight-line rental income is primarily attributable to leases in our operating properties segment, assumed in connection with the Windrose merger on December 20, 2006. The decrease in prepaid rent receipts is primarily attributable to cash received in connection with the acquisition of Commonwealth Communities Holdings LLC by Kindred Healthcare, Inc. in February 2006 as discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

          Investing Activities. The changes in net cash used in investing activities are primarily attributable to net changes in real property and loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Three Months Ended
	Mar. 31, 2007		Mar. 31, 2006
	Facilities	Amount	Facilities	Amount
Real property acquisitions:
Assisted living facilities	2	$9,875	2	$6,150
Skilled nursing facilities	7	103,300	8	71,020
Medical office buildings	1	7,999
Land parcels				3,274

Total acquisitions	10	121,174	10	80,444
Less: Assumed debt				(25,049)

Cash disbursed for acquisitions		121,174		55,395
Construction in progress cash advances		36,162		31,912
Capital improvements to existing properties		4,339		2,687

Total cash invested in real property		161,675		89,994

Real property dispositions:
Assisted living facilities	2	11,537	1	13,396
Skilled nursing facilities			1	1,081
Land parcels				50

Proceeds from real property sales	2	11,537	2	14,527

Net cash investments in real property	8	$150,138	8	$75,467

Advances on loans receivable:
Investments in new loans		$69,546		$4,250
Draws on existing loans		10,881		1,074

Total investments in loans		80,427		5,324

Receipts on loans receivable:
Loan payoffs		14,182		21,240
Principal payments on loans		3,747		2,854

Total principal receipts on loans		17,929		24,094

Net cash advances (receipts) on loans receivable		$62,498		$(18,770)

          Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our unsecured lines of credit arrangements and cash distributions to stockholders.
          For the three months ended March 31, 2007, we had a net increase of $156,000,000 on our unsecured lines of credit arrangements as compared to a net increase of $6,000,000 for the same period in 2006.
          In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The decrease in dividends is primarily attributable to a decrease in our common stock dividends due to the payment of prorated dividends of $0.2991 in February 2007 and $0.3409 in December 2006 in conjunction with the Windrose merger.
          The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	Mar. 31, 2007		Mar. 31, 2006
	Per Share	Amount	Per Share	Amount
Common Stock	$0.2991	$22,285	$0.6200	$36,323
Series D Preferred Stock	0.4922	1,969	0.4922	1,969
Series E Preferred Stock	0.3750	28	0.3750	28
Series F Preferred Stock	0.4766	3,336	0.4766	3,336
Series G Preferred Stock	0.4688	984		0

Totals		$28,602		$41,656

Off-Balance Sheet Arrangements
          We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At March 31, 2007, our obligation under the letter of credit was $2,450,000.
          We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on the general trend in interest rates at the applicable dates, our perception of the future volatility of interest rates and our relative levels of variable rate debt and variable rate investments. As of March 31, 2007, we participated in two interest rate swap agreements related to our long-term debt. Our interest rate swaps are discussed below in “Contractual Obligations.”
Contractual Obligations
          The following table summarizes our payment requirements under contractual obligations as of March 31, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
Unsecured lines of credit arrangements (1)	$740,000	$40,000	$700,000	$0	$0
Senior unsecured notes (2)	1,539,830	52,500	42,330		1,445,000
Secured debt (2)	376,506	17,449	85,530	62,289	211,238
Trust preferred liability (2)	51,000				51,000
Contractual interest obligations	1,107,270	124,907	269,884	218,404	494,075
Capital lease obligations	0
Operating lease obligations	36,651	2,029	4,664	4,005	25,953
Purchase obligations	375,525	57,621	269,966	47,938
Other long-term liabilities	0

Total contractual obligations	$4,226,782	$294,506	$1,372,374	$332,636	$2,227,266

(1)	Unsecured lines of credit arrangements reflected at 100% capacity.

(2)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
          At March 31, 2007, we had an unsecured credit arrangement with a consortium of twelve banks providing for a revolving line of credit (“revolving credit”) in the amount of $700,000,000, which is scheduled to expire on July 26, 2009. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (6.175% at March 31, 2007). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.8% at March 31, 2007. In addition, we pay a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at March 31, 2007. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. We have another unsecured line of credit arrangement with a bank for a total of $40,000,000, which was scheduled to expire May 31, 2007. Borrowings under this line of credit are subject to interest at either the bank’s prime rate of interest (8.25% at March 31, 2007) or 0.9% over LIBOR interest rate, at our option. Principal is due upon expiration of the agreement. Subsequent to March 31, 2007, we extended this agreement to May 30, 2008 and reduced the pricing to 0.8% over LIBOR interest rate. At March 31, 2007, we had $381,000,000 outstanding under the unsecured lines of credit arrangements and estimated total contractual interest obligations of $54,896,000. Contractual interest obligations are estimated based on the assumption that the balance of $381,000,000 at March 31, 2007 is constant until maturity at interest rates in effect at March 31, 2007.
          We have $1,539,830,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 4.75% to 8.0%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $874,893,000 at March 31, 2007. Additionally, we have mortgage loans with total outstanding principal of $376,506,000, collateralized by owned properties, with fixed annual interest rates ranging from 4.89% to 8.5%, payable monthly. The carrying values of the properties securing the mortgage loans totaled $740,658,000 at March 31, 2007. Total contractual interest obligations on mortgage loans totaled $135,313,000 at March 31, 2007.
          On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method to assess effectiveness. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At March 31, 2007, total contractual interest obligations were estimated to be $42,168,000.

          At March 31, 2007, we had operating lease obligations of $36,651,000 relating to ground leases at certain of our properties and office space leases.
          Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At March 31, 2007, we had outstanding construction financings of $169,782,000 for leased properties and were committed to providing additional financing of approximately $339,893,000 to complete construction. At March 31, 2007, we had contingent purchase obligations totaling $35,632,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.
Capital Structure
          As of March 31, 2007, we had stockholders’ equity of $2,008,384,000 and a total outstanding debt balance of $2,352,321,000, which represents a debt to total book capitalization ratio of 54%. Our ratio of debt to market capitalization was 40% at March 31, 2007. For the three months ended March 31, 2007, our interest coverage ratio was 2.82 to 1.00. For the three months ended March 31, 2007, our fixed charge coverage ratio was 2.28 to 1.00. Also, at March 31, 2007, we had $31,293,000 of cash and cash equivalents and $359,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.
          Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2007, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured lines of credit arrangements, the ratings on our senior unsecured notes are used to determine the fees and interest payable.
          As of April 30, 2007, our senior unsecured notes were rated Baa2 (stable), BBB- (positive) and BBB- (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
          On May 12, 2006, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of April 30, 2007, we had an effective registration statement on file in connection with our enhanced DRIP program under which we may issue up to 6,314,213 shares of common stock. As of April 30, 2007, 760,247 shares of common stock remained available for issuance under this registration statement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured lines of credit arrangements.
Results of Operations
          Net income available to common stockholders for the three months ended March 31, 2007 totaled $23,356,000, or $0.32 per diluted share, as compared with $19,645,000, or $0.34 per diluted share, for the same period in 2006. Net income available to common stockholders increased from the prior year primarily due to an increase in rental income offset by increases in interest expense, provisions for depreciation and amortization, property operating expenses and general and administrative expenses. These items are discussed in further detail below.
          FFO for the three months ended March 31, 2007 totaled $56,207,000, or $0.76 per diluted share, as compared with $41,354,000, or $0.71 per diluted share, for the same period in 2006. FAD for the three months ended March 31, 2007 totaled $53,825,000, or $0.73 per diluted share, as compared to $49,975,000, or $0.85 per diluted share, for the same period in 2006. The increase in FFO is due primarily to an increase in rental income offset by increases in interest expense, property operating expenses and general and administrative expenses. The increase in FAD is primarily due to the items noted above for FFO and the change in net straight-line rental income. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding FFO and FAD and for reconciliations of FFO and FAD to NICS.
          EBITDA for the three months ended March 31, 2007 totaled $96,810,000, as compared with $73,189,000 for the same period in 2006. Our interest coverage ratio was 2.82 times for the three months ended March 31, 2007 as compared with 2.99 times for the same period in 2006. Our fixed charge coverage ratio was 2.28 times for the three months ended March 31, 2007 as compared with 2.41 times for the same period in 2006. The increase in EBITDA is primarily due to the increase in rental income offset by increases in property operating expenses and general and administrative expenses. The decrease in our interest coverage ratio is primarily due to the increase in interest expense. The decrease in our fixed charge coverage ratio is primarily due to the increases in interest expense, preferred dividends and secured debt principal amortization payments. These items are discussed in further detail below. Please refer to the discussion of “Non-GAAP Financial Measures” below for further information regarding EBITDA and a reconciliation of EBITDA to net income.
          Revenues were comprised of the following (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2007	Mar. 31, 2006	$	%
Rental income	$105,904	$71,380	$34,524	48%
Interest income	5,149	4,262	887	21%
Transaction fees and other income	1,592	366	1,226	335%

Totals	$112,645	$76,008	$36,637	48%

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
          Interest income increased from 2006 primarily due to an increase in the balance of outstanding loans. Transaction fees and other income increased for the year primarily due to the receipt of $950,000 from non-recurring fees.
          Expenses were comprised of the following (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2007	Mar. 31, 2006	$	%
Interest expense	$31,922	$23,523	$8,399	36%
Property operating expenses	7,168	0	7,168	n/a
Depreciation and amortization	33,860	21,825	12,035	55%
General and administrative	9,793	5,976	3,817	64%
Loan expense	1,267	711	556	78%
Provision for loan losses	0	250	(250)	-100%

Totals	$84,010	$52,285	$31,725	61%

          The following is a summary of our interest expense (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2007	Mar. 31, 2006	$	%
Senior unsecured notes	$23,671	$19,574	$4,097	21%
Secured debt	5,694	1,978	3,716	188%
Unsecured lines of credit	4,041	2,873	1,168	41%
Subsidiary trust liability	921	0	921	n/a
Capitalized interest	(2,327)	(202)	(2,125)	1,052%
SWAP losses (savings)	(1)	15	(16)	n/a
Discontinued operations	(77)	(715)	638	-89%

Totals	$31,922	$23,523	$8,399	36%

          The increase in interest expense on senior unsecured notes is due to higher average borrowings offset by lower average interest rates. For the three months ended March 31, 2007, we had $1,539,830,000 of senior unsecured notes principal outstanding with a weighted average interest rate of 6.159% compared to $1,194,830,000 and 6.566% for the prior year. The changes from the prior year are due to the issuance of $345,000,000 4.75% senior unsecured convertible notes in November 2006.
          The change in interest expense on secured debt is due to the net effect and timing of assumptions, extinguishments and principal amortizations. The increased balance from the prior year is due to the assumption of $248,844,000 of secured debt outstanding principal in connection with the Windrose merger in December 2006. The following is a summary of our secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$378,400	6.406%	$107,540	7.328%
Debt assumed			25,049	6.315%
Principal payments	(1,894)	6.507%	(643)	7.389%

Ending balance	$376,506	6.347%	$131,946	7.135%

Monthly averages	$377,476	6.348%	$113,482	7.272%
          The change in interest expense on unsecured lines of credit arrangements is due primarily to the net effect and timing of average draws, paydowns and variable interest rate changes. The following is a summary of our unsecured lines of credit arrangements (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Balance outstanding at quarter end	$381,000	$201,000
Maximum amount outstanding at any month end	$381,000	$201,000
Average amount outstanding (total of daily principal balances divided by days in period)	$243,650	$184,367
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	6.63%	6.23%
          We have a $51,000,000 liability to a subsidiary trust issuing trust preferred securities that was assumed in the Windrose merger in December 2006. The trust preferred securities mature on March 30, 2036, are redeemable at our option beginning March 30, 2011, and require quarterly distributions of interest to the holders of the trust preferred securities. The trust preferred securities bear a fixed rate per annum equal to 7.22% through March 30, 2011, and a variable rate per annum equal to LIBOR plus 2.05% thereafter.
          We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the three months ended March 31, 2007 totaled $2,327,000 as compared with $202,000 for the same period in 2006.
          On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method to assess effectiveness. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. For the three months ended March 31, 2007, we generated $1,000 of savings related to our Swaps that was recorded as a reduction of interest expense. For the three months ended March 31, 2006, we incurred $15,000 of losses related to our Swaps that was recorded as an addition to interest expense.
          Depreciation and amortization increased primarily as a result of additional investments in properties owned directly by us. See the discussion of investing activities in “Liquidity and Capital Resources” above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
          General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three months ended March 31, 2007, were 8.67% as compared with 7.94% for the same period in 2006. The increase from 2006 is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.

          Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. The change in loan expense is primarily due to costs associated with the issuance of $345,000,000 of senior unsecured convertible notes in November 2006 and costs related to the assumption of secured debt in connection with the Windrose merger in December 2006.
          As a result of our quarterly evaluation, we concluded that the allowance for loan losses at December 31, 2006 remained appropriate as of March 31, 2007. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed below in “Critical Accounting Policies.”
          Other items were comprised of the following (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2007	Mar. 31, 2006	$	%
Minority interests	$(126)	$0	(126)	n/a
Gain (loss) on sales of properties	977	1,553	(576)	-37%
Discontinued operations, net	187	(298)	485	n/a
Preferred dividends	(6,317)	(5,333)	(984)	18%

Totals	$(5,279)	$(4,078)	$(1,201)	29%

          Minority interests relate to certain joint venture properties acquired in connection with the Windrose merger in December 2006. There were no similar investments in the prior year period.
          One assisted living facility was held for sale as of March 31, 2007. We did not recognize an impairment loss on this asset as the fair value less estimated costs to sell exceeded our carrying value. During the three months ended March 31, 2007, we sold two assisted living facilities with carrying values of $10,560,000 for a net gain of $977,000. These properties generated $187,000 of income after deducting depreciation and interest expense from rental revenue for the three months ended March 31, 2007. All properties sold subsequent to January 1, 2005 and held for sale at March 31, 2007 generated $298,000 of losses after deducting depreciation and interest expense from rental revenue for the three months ended March 31, 2006. Please refer to Note G of our unaudited consolidated financial statements for further discussion.
          The increase in preferred stock dividends is due to an increase in average outstanding preferred shares as a result of the issuance of 2,100,000 shares of 7.5% Series G Cumulative Convertible Preferred Stock in connection with the Windrose merger in December 2006.

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

          The table below reflects the reconciliation of FFO to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization include provisions for depreciation and amortization from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2006	2006	2006	2006	2007

FFO Reconciliation:
Net income (loss) available to common stockholders	$19,645	$22,668	$21,480	$17,494	$23,356
Provision for depreciation	23,262	24,131	24,526	25,645	33,860
Loss (gain) on sales of properties	(1,553)	(929)	(108)	1,324	(977)
Minority interests	0	0	0	(4)	(32)

Funds from operations	$41,354	$45,870	$45,898	$44,459	$56,207

Average common shares outstanding:
Basic	58,178	61,548	62,524	64,277	73,224
Diluted	58,535	61,868	62,866	64,687	73,791

Per share data:
Net income (loss) available to common stockholders
Basic	$0.34	$0.37	$0.34	$0.27	$0.32
Diluted	0.34	0.37	0.34	0.27	0.32

Funds from operations
Basic	$0.71	$0.75	$0.73	$0.69	$0.77
Diluted	0.71	0.74	0.73	0.69	0.76
          The table below reflects the reconciliation of FAD to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization include provisions for depreciation and amortization from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2006	2006	2006	2006	2007

FAD Reconciliation:
Net income (loss) available to common stockholders	$19,645	$22,668	$21,480	$17,494	$23,356
Provision for depreciation	23,262	24,131	24,526	25,645	33,860
Loss (gain) on sales of properties	(1,553)	(929)	(108)	1,324	(977)
Gross straight-line rental income	(2,400)	(2,216)	(1,904)	(2,912)	(4,231)
Prepaid/straight-line rent receipts	10,310	2,710	3,256	4,285	2,078
Rental income related to above/(below) market leases	0	0	0	(60)	(460)
Amortization of deferred loan expenses	711	707	782	1,056	1,267
Cap Ex, tenant improvements, lease commissions	0	0	0	(21)	(1,063)
Minority interests	0	0	0	(2)	(5)

Funds available for distribution	$49,975	$47,071	$48,032	$46,809	$53,825

Average common shares outstanding:
Basic	58,178	61,548	62,524	64,277	73,224
Diluted	58,535	61,868	62,866	64,687	73,791

Per share data:
Net income (loss) available to common stockholders
Basic	$0.34	$0.37	$0.34	$0.27	$0.32
Diluted	0.34	0.37	0.34	0.27	0.32

Funds available for distribution
Basic	$0.86	$0.76	$0.77	$0.73	$0.74
Diluted	0.85	0.76	0.76	0.72	0.73

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

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,
	2006		2006		2006		2006		2007

EBITDA Reconciliation:
Net income	$24,978		$28,001		$26,813		$22,958		$29,673
Interest expense	24,238		23,087		24,274		25,235		31,999
Tax expense	0		12		70		0		11
Provision for depreciation	23,262		24,131		24,526		25,645		33,860
Amortization of deferred loan expenses	711		707		782		1,056		1,267

EBITDA	73,189		75,938		76,465		74,894		96,810
Stock-based compensation expense	2,514		838		839		2,789		3,177
Provision for loan losses	250		250		250		250		0

Adjusted EBITDA	$75,953		$77,026		$77,554		$77,933		$99,987

Interest Coverage Ratio:
Interest expense	$24,238		$23,087		$24,274		$25,235		$31,999
Capitalized interest	202		908		1,384		1,976		2,327

Total interest	24,440		23,995		25,658		27,211		34,326
EBITDA	$73,189		$75,938		$76,465		$74,894		$96,810

Interest coverage ratio	2.99	x	3.16	x	2.98	x	2.75	x	2.82	x

Adjusted EBITDA	$75,953		$77,026		$77,554		$77,933		$99,987

Interest coverage ratio — adjusted	3.11	x	3.21	x	3.02	x	2.86	x	2.91	x

Fixed Charge Coverage Ratio:
Total interest	$24,440		$23,995		$25,658		$27,211		$34,326
Secured debt principal amortization	643		768		773		849		1,894
Preferred dividends	5,333		5,333		5,333		5,464		6,317

Total fixed charges	30,416		30,096		31,764		33,524		42,537
EBITDA	$73,189		$75,938		$76,465		$74,894		$96,810

Fixed charge coverage ratio	2.41	x	2.52	x	2.41	x	2.23	x	2.28	x

EBITDA — adjusted	$75,953		$77,026		$77,554		$77,933		$99,987

Fixed charge coverage ratio — adjusted	2.50	x	2.56	x	2.44	x	2.32	x	2.35	x

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
          Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2006 for further information regarding significant accounting policies that impact us. There have been no material changes to these policies in 2007.
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

As a result of our quarterly evaluation, we concluded that the allowance for loan losses at December 31, 2006 remained appropriate as of March 31, 2007, resulting in an allowance for loan losses of $7,406,000 relating to loans with outstanding balances of $98,399,000. Also at March 31, 2007, we had a loan with an outstanding balance of $799,000 on non-accrual status.

Nature of Critical	Assumptions/Approach
Accounting Estimate	Used

Depreciation and Amortization

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
We compute depreciation and amortization on our properties using the straight-line method based on their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. Lives for intangibles are based on the remaining term of the underlying leases.

For the three months ended March 31, 2007, we recorded $27,155,000, $4,128,000 and $2,577,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 32.3 years, 11.7 years and 5.0 years, respectively, for the three months ended March 31, 2007.

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

We did not record any impairment charges for the three months ended March 31, 2007.

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
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At March 31, 2007, we participated in two interest rate swap agreements related to our long-term debt. At March 31, 2007, the swaps were reported at their fair value as a $1,230,000 other asset. For the three months ended March 31, 2007, we generated $1,000 of savings related to our swaps that was recorded as a reduction to interest expense.

Nature of Critical	Assumptions/Approach
Accounting Estimate	Used

Revenue Recognition

Revenue is recorded in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, as amended (“SAB104”). SAB104 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility. If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risk. Substantially all of our operating leases contain either fixed or contingent escalating rent structure. Leases with fixed annual rental escalators are generally recognized on a straight- line basis over the initial lease period, subject to a collectibility assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.
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

For the three months ended March 31, 2007, we recognized $5,149,000 of interest income and $106,168,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $2,078,000 as compared to gross straight-line rental income recognized of $4,231,000 for the three months ended March 31, 2007. At March 31, 2007, our straight-line receivable balance was $55,374,000, net of reserves totaling $4,619,000. Also at March 31, 2007, we had a loan with an outstanding balance of $799,000 on non-accrual status.
Forward-Looking Statements and Risk Factors
          This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of properties; the performance of its operators/tenants and properties; its occupancy rates; its ability to acquire or develop properties; its ability to manage properties; its ability to enter into agreements with new viable tenants for vacant space or for properties that the company takes back from financially troubled tenants, if any; its ability to make distributions; its policies and plans regarding investments, financings and other matters; its tax status as a real estate investment trust; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; its critical accounting policies; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The company’s expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including prevailing interest rates; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and senior housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with a profitable result; the failure of closings to occur as and when anticipated; acts of God affecting the company’s properties; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; the company’s ability to re-lease space at similar rates as vacancies occur; operator/tenant bankruptcies or insolvencies; government regulations affecting Medicare and Medicaid reimbursement rates; liability or contract claims by or against operators and tenants; unanticipated difficulties and/or expenditures relating to future acquisitions and the integration of multi-property acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention. Other important factors are identified in our Annual Report on Form 10-K/A for the year ended December 31, 2006, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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
          A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. At March 31, 2007, we had $1,539,830,000 of outstanding principal balances related to our senior unsecured notes. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $70,366,000 at March 31, 2007. At March 31, 2006, we had $1,194,830,000 of outstanding principal balances related to our senior unsecured notes. A 1% increase in interest rates would result in a decrease in fair value of our senior unsecured notes by approximately $35,175,000 at March 31, 2006. At March 31, 2007, we had $362,027,000 of outstanding principal balances related to our fixed rate secured debt. A 1% increase in interest rates would result in a decrease in fair value of our fixed rate secured debt by approximately $16,584,000 at March 31, 2007. At March 31, 2006, we had $131,946,000 of outstanding principal balances related to our fixed rate secured debt. A 1% increase in interest rates would result in a decrease in fair value of our fixed rate secured debt by approximately $5,933,000 at March 31, 2006. At March 31, 2007, we had $51,000,000 of outstanding principal balances related to our liability to a subsidiary trust issuing preferred securities. A 1% increase in interest rates would result in a decrease in fair value of this liability by approximately $1,794,000 at March 31, 2007. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets.
          On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At March 31, 2007, the Swaps were reported at their fair value as a $1,230,000 other asset ($651,000 other liability at March 31, 2006). A 1% increase in interest rates would result in a decrease in fair value of our Swaps by approximately $5,427,000 at March 31, 2007 ($6,328,000 at March 31, 2006). Assuming no changes in the notional amount of $100,000,000 of our Swaps, a 1% increase in interest rates would result in increased annual interest expense of $1,000,000.
          Our variable rate debt, including our unsecured lines of credit arrangements, is reflected at fair value. At March 31, 2007, we had $381,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $3,810,000. At March 31, 2006, we had $201,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $2,010,000.
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

Item 4. Controls and Procedures
          Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission (“SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the quarter ended March 31, 2007, we implemented JD Edwards EnterpriseOne, a new enterprise management reporting system, which among other functions, is used to process and accumulate financial data principally supporting rent and interest income, accounts receivable, fixed assets, accounts payable and general ledger transactions. The new system replaces several separate software systems and consolidates the aforementioned functions into a more efficient system which is easier to maintain. We believe this system consolidation represents a material change to our internal control over financial reporting. No other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
          Except as provided in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements and Risk Factors,” there have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
Item 5. Other Information
Entry into a Material Definitive Agreement
          On May 7, 2007, the company and certain of its subsidiaries entered into a new $40,000,000 unsecured line of credit arrangement with Fifth Third Bank, which expires on May 31, 2008. Borrowings under this line of credit are subject to interest at either the lender’s prime rate of interest or 0.8% over LIBOR interest rate, at our option. Principal is due upon expiration of the agreement. The agreement includes customary representations and warranties by the company and certain of its subsidiaries and the borrowings under the agreement are subject to acceleration upon the occurrence of certain events of default.
          The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under this line of credit. The above description is qualified in its entirety by reference to the Credit Agreement by and among the company and certain of its subsidiaries and Fifth Third Bank, dated as of May 31, 2007, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.
Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
          See the disclosure above regarding the new $40,000,000 unsecured line of credit.
Item 6. Exhibits
10.1	Third Amended and Restated Employment Agreement, dated January 22, 2007, by and between Health Care REIT, Inc. and George L. Chapman (filed with the SEC as Exhibit 10.1 to Health Care REIT, Inc.’s Form 8-K filed January 25, 2007, and incorporated herein by reference thereto).

10.2	Restricted Stock Agreement, dated January 22, 2007, by and between Health Care REIT, Inc. and Raymond W. Braun (filed with the SEC as Exhibit 10.2 to Health Care REIT, Inc.’s Form 8-K filed January 25, 2007, and incorporated herein by reference thereto).

10.3	Credit Agreement by and among Health Care REIT, Inc. and certain of its subsidiaries and Fifth Third Bank, dated as of May 31, 2007.

10.4	Stock Option Agreement, dated December 20, 2006, between Health Care REIT, Inc. and Daniel R. Loftus.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HEALTH CARE REIT, INC.

Date:	May 10, 2007	By:	/s/ George L. Chapman

George L. Chapman, Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2007	By:	/s/ Scott A. Estes

Scott A. Estes, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2007	By:	/s/ Paul D. Nungester, Jr.

Paul D. Nungester, Jr., Vice President and Controller (Principal Accounting Officer)