Form 10-Q
period 2007-06-30
HEALTH CARE REIT INC /DE/
filed 2007-08-09
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐       No ☑
     As of July 31, 2007, the registrant had 80,995,561 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned
Land and land improvements	$403,460	$386,693
Buildings and improvements	4,086,599	3,659,065
Acquired lease intangibles	136,589	84,082
Real property held for sale, net of accumulated depreciation	24,520	14,796
Construction in progress	173,408	138,222

	4,824,576	4,282,858
Less accumulated depreciation and amortization	(414,628)	(347,007)

Total real property owned	4,409,948	3,935,851
Loans receivable	250,238	194,448
Less allowance for losses on loans receivable	(7,406)	(7,406)

	242,832	187,042

Net real estate investments	4,652,780	4,122,893
Other assets:
Equity investments	4,700	4,700
Deferred loan expenses	19,036	20,657
Cash and cash equivalents	38,472	36,216
Receivables and other assets	109,816	96,144

	172,024	157,717

Total assets	$4,824,804	$4,280,610

Liabilities and stockholders’ equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$364,400	$225,000
Senior unsecured notes	1,539,155	1,541,814
Secured debt	500,811	378,972
Liability to subsidiary trust issuing preferred securities	52,195	52,215
Accrued expenses and other liabilities	98,545	101,588

Total liabilities	2,555,106	2,299,589

Minority interests	2,294	2,228
Stockholders’ equity:
Preferred stock, $1.00 par value:	338,993	338,993
Authorized - 50,000,000 shares
Issued and outstanding - 13,174,989 shares at June 30, 2007 and December 31, 2006
Common stock, $1.00 par value:	80,752	73,152
Authorized - 225,000,000 shares
Issued - 80,986,231 shares at June 30, 2007 and 73,272,052 shares at December 31, 2006
Outstanding - 80,882,318 shares at June 30, 2007 and 73,192,128 shares at December 31, 2006
Capital in excess of par value	2,181,830	1,873,811
Treasury stock	(3,941)	(2,866)
Cumulative net income	994,463	932,853
Cumulative dividends	(1,327,018)	(1,238,860)
Accumulated other comprehensive income	(135)	(135)
Other equity	2,460	1,845

Total stockholders’ equity	2,267,404	1,978,793

Total liabilities and stockholders’ equity	$4,824,804	$4,280,610

NOTE: The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Revenues:
Rental income	$111,532	$71,757	$216,670	$142,396
Interest income	6,576	4,480	11,725	8,742
Other income	1,144	1,665	2,737	2,030

	119,252	77,902	231,132	153,168

Expenses:
Interest expense	33,457	22,325	65,138	45,597
Property operating expenses	8,657	0	15,825	0
Depreciation and amortization	35,341	22,788	68,995	44,407
General and administrative	9,888	4,798	19,680	10,773
Loan expense	1,236	707	2,503	1,418
Provision for loan losses	0	250	0	500

	88,579	50,868	172,141	102,695

Income from continuing operations before minority interests	30,673	27,034	58,991	50,473
Minority interests	(161)	0	(286)	0

Income from continuing operations	30,512	27,034	58,705	50,473

Discontinued operations:
Net gain (loss) on sales of properties	1,033	929	2,010	2,482
Income (loss) from discontinued operations, net	392	38	895	24

	1,425	967	2,905	2,506

Net income	31,937	28,001	61,610	52,979

Preferred stock dividends	6,317	5,333	12,634	10,666

Net income available to common stockholders	$25,620	$22,668	$48,976	$42,313

Average number of common shares outstanding:
Basic	79,060	61,548	76,159	59,871
Diluted	79,546	61,868	76,714	60,201

Earnings per share:
Basic:
Income from continuing operations available to common stockholders	$0.31	$0.35	$0.60	$0.66
Discontinued operations, net	0.02	0.02	0.04	0.04

Net income available to common stockholders*	$0.32	$0.37	$0.64	$0.71

Diluted:
Income from continuing operations available to common stockholders	$0.30	$0.35	$0.60	$0.66
Discontinued operations, net	0.02	0.02	0.04	0.04

Net income available to common stockholders*	$0.32	$0.37	$0.64	$0.70

Dividends declared and paid per common share	$0.66	$0.64	$0.9591	$1.26

*	Amounts may not sum due to rounding
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Six Months Ended June 30, 2007
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
					(In thousands)
Balances at beginning of period	$338,993	$73,152	$1,873,811	$(2,866)	$932,853	$(1,238,860)	$(135)	$1,845	$1,978,793
Comprehensive income:
Net income					61,610				61,610
Other comprehensive income:									0

Total comprehensive income									61,610

Issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		1,275	48,726	(1,075)				(114)	48,812
Proceeds from issuance of common shares		6,325	259,293						265,618
Compensation expense related to stock options								729	729
Cash dividends paid:
Common stock-$0.9591 per share						(75,524)			(75,524)
Preferred stock, Series D-$0.9844 per share						(3,937)			(3,937)
Preferred stock, Series E-$0.75 per share						(56)			(56)
Preferred stock, Series F-$0.9532 per share						(6,672)			(6,672)
Preferred stock, Series G-$0.9376 per share						(1,969)			(1,969)

Balances at end of period	$338,993	$80,752	$2,181,830	$(3,941)	$994,463	$(1,327,018)	$(135)	$2,460	$2,267,404

	Six Months Ended June 30, 2006
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands)
Balances at beginning of period	$276,875	$58,050	$1,306,471	$(2,054)	$830,103	$(1,039,032)	$0	$343	$1,430,756
Comprehensive income:
Net income					52,979				52,979
Other comprehensive income:									0

Total comprehensive income									52,979

Issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		1,173	38,027	(660)				(19)	38,521
Proceeds from issuance of common shares		3,223	106,554						109,777
SFAS123(R) reclassification			(521)					521	0
Compensation expense related to stock options								683	683
Cash dividends paid:
Common stock-$1.26 per share						(76,112)			(76,112)
Preferred stock, Series D-$0.9844 per share						(3,938)			(3,938)
Preferred stock, Series E-$0.75 per share						(56)			(56)
Preferred stock, Series F-$0.9532 per share						(6,672)			(6,672)

Balances at end of period	$276,875	$62,446	$1,450,531	$(2,714)	$883,082	$(1,125,810)	$0	$1,528	$1,545,938

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Operating activities
Net income	$61,610	$52,979
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	69,408	47,392
Other amortization expenses	2,315	1,418
Capitalized interest	(4,896)	(1,111)
Provision for loan losses	0	500
Stock-based compensation expense	4,453	3,351
Minority interests share of earnings	286	0
Rental income less than (in excess of) cash received	(4,123)	8,404
(Gain) loss on sales of properties	(2,010)	(2,482)
Increase (decrease) in accrued expenses and other liabilities	(8,652)	4,972
Decrease (increase) in receivables and other assets	(6,482)	(14,460)

Net cash provided from (used in) operating activities	111,909	100,963

Investing activities
Investment in real property	(411,901)	(177,584)
Investment in loans receivable	(89,959)	(13,360)
Other investments, net of payments	(1,389)	(2,100)
Principal collected on loans receivable	35,601	31,551
Proceeds from sales of properties	24,183	31,478
Other	(1,673)	(374)

Net cash provided from (used in) investing activities	(445,138)	(130,389)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	139,400	(49,000)
Principal payments on secured debt	(24,485)	(1,411)
Net proceeds from the issuance of common stock	309,830	146,290
Decrease (increase) in deferred loan expense	(882)	(712)
Distributions to minority interests	(220)	0
Cash distributions to stockholders	(88,158)	(86,778)

Net cash provided from (used in) financing activities	335,485	8,389

Increase (decrease) in cash and cash equivalents	2,256	(21,037)
Cash and cash equivalents at beginning of period	36,216	36,237

Cash and cash equivalents at end of period	$38,472	$15,200

Supplemental cash flow information-interest paid	$66,060	$46,945

Supplemental schedule of non-cash activites:
Assets and liabilities assumed from real property acquisitions:
Secured debt	$146,335	$25,049
Other liabilities	9,815
Other assets	6,050
See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A – Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily an indication of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
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
NOTE C – Real Estate Investments
          During the six months ended June 30, 2007, we invested $411,901,000 of cash in real property (including $104,520,000 of cash advances for construction in progress) and provided cash loan financings of $89,959,000. We also converted $74,221,000 of completed construction projects into operating lease properties during the six months ended June 30, 2007. As of June 30, 2007, we had $431,112,000 of unfunded construction commitments relating to existing construction in progress projects. Also during the six months ended June 30, 2007, we sold real property generating $24,183,000 of net cash proceeds and collected $35,601,000 of cash as repayment of principal on loans receivable.
          On May 22, 2007, we completed the acquisition of 17 medical office buildings in ten states and Paramount Real Estate Services from affiliates of the Rendina Companies. This acquisition enhances both the size and quality of our medical office building portfolio while also strengthening our property management platform. The acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented. The results of operations for these properties and Paramount have been included in our consolidated results of operations from the date of acquisition. The total purchase price has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and, as such, the allocation of the purchase consideration included in the accompanying unaudited Consolidated Balance Sheet at June 30, 2007, is preliminary and subject to adjustment. Adjustments to this preliminary allocation will be made when identifiable tangible and intangible asset valuations have been completed. The following table presents the purchase price calculation and the allocation to assets acquired and liabilities assumed, based upon their estimated fair values (in thousands):

Cash consideration	$141,967
Secured debt assumed	146,335
Other liabilities assumed	6,171

Total purchase price	$294,473

Land and land improvements	$3,770
Buildings and improvements	237,656
Acquired lease intangibles	33,474
Above market lease intangibles	17,167
Cash and cash equivalents	4
Receivables and other assets	6,046

Total assets acquired	298,117
Below market lease intangibles	3,522
Fair value of secured debt	122

Purchase price	294,473
Secured debt assumed	146,335
Other liabilities assumed	6,171

Total liabilities assumed	152,506

Net assets acquired	$141,967

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE D – Distributions Paid to Common Stockholders
          On February 20, 2007, we paid a dividend of $0.2991 per share to stockholders of record on January 31, 2007. This represents a total dividend of $0.64 per share when combined with the prorated dividend of $0.3409 per share paid on December 28, 2006 in connection with the Windrose merger. These dividends related to the period from October 1, 2006 through December 31, 2006.
          On May 21, 2007, we paid a dividend of $0.66 per share to stockholders of record on May 4, 2007. These dividends related to the period from January 1, 2007 through March 31, 2007.
NOTE E – Fair Value of Derivative Instruments
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
          On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method to assess effectiveness. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At June 30, 2007, the Swaps were reported at their fair value as a $1,679,000 other liability ($902,000 other asset at December 31, 2006). For the three and six months ended June 30, 2007, we incurred $51,000 and $50,000 of losses, respectively, related to the Swaps that was recorded as an addition to interest expense. For the three and six months ended June 30, 2006, we incurred $56,000 and $71,000 of losses, respectively, related to the Swaps that was recorded as an addition to interest expense.
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
NOTE F – Discontinued Operations
          Three assisted living facilities were held for sale as of June 30, 2007. We did not recognize an impairment loss on these assets as the fair value less estimated costs to sell exceeded our carrying values. During the six months ended June 30, 2007, we sold three assisted living facilities, one skilled nursing facility and one land parcel with carrying values of $22,173,000 for a net gain of $2,010,000. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the income and expenses attributable to all properties sold and attributable to the properties held for sale at June 30, 2007 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$765	$2,434	$1,794	$5,255
Expenses:
Interest expense	167	762	486	1,728
Provision for depreciation	206	1,343	413	2,985
General and adminstrative	0	291	0	518

Income (loss) from discontinued operations, net	$392	$38	$895	$24

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE G – Contingent Liabilities
          We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At June 30, 2007, our obligation under the letter of credit was $2,450,000.
          As of June 30, 2007, we had $431,112,000 of unfunded construction commitments.
NOTE H – Accumulated Other Comprehensive Income
          Accumulated other comprehensive income includes unrealized gains or losses on our equity investments and unrecognized actuarial losses from the adoption of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R) on December 31, 2006. These items are included as a component of stockholders’ equity. We did not recognize any comprehensive income other than the recorded net income for the six months ended June 30, 2007 or 2006.
NOTE I – Earnings Per Share
          The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share — net income available to common stockholders	$25,620	$22,668	$48,976	$42,313

Denominator for basic earnings per share — weighted average shares	79,060	61,548	76,159	59,871
Effect of dilutive securities:
Employee stock options	98	58	167	68
Non-vested restricted shares	388	262	388	262

Dilutive potential common shares	486	320	555	330

Denominator for diluted earnings per share — adjusted weighted average shares	79,546	61,868	76,714	60,201

Basic earnings per share	$0.32	$0.37	$0.64	$0.71

Diluted earnings per share	$0.32	$0.37	$0.64	$0.70

          The diluted earnings per share calculation excludes the dilutive effect of 123,000 stock options for the three and six months ended June 30, 2007 because the exercise prices were greater than the average market price. The diluted earnings per share calculation excludes the dilutive effect of 267,000 stock options for the three and six months ended June 30, 2006 because the exercise prices were greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock, the Series G Cumulative Convertible Preferred Stock and the $345,000,000 senior unsecured convertible notes due December 2026 were not included in these calculations as the effect of the conversions into common stock was anti-dilutive for the relevant periods presented.
NOTE J – Other Equity
          Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $188,000 and $729,000 for the three and six months ended June 30, 2007, respectively, and $192,000 and $683,000 for the same periods in 2006.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE K – Stock Incentive Plans
          Our 2005 Long-Term Incentive Plan authorizes up to 2,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan continue to vest through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three years for directors to five years for officers and key employees. Options expire ten years from the date of grant.
Valuation Assumptions
          The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Dividend yield (1)	5.60%	6.79%
Expected volatility	19.9%	20.3%
Risk-free interest rate	4.74%	4.35%
Expected life (in years)	5	5
Weighted-average fair value (1)	$8.31	$5.26

(1)	Certain options granted to employees include dividend equivalent rights (“DERs”). The fair value of options with DERs also includes the net present value of projected future dividend payments over the expected life of the option discounted at the dividend yield rate.
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
Option Award Activity
          The following table summarizes information about stock option activity for the six months ended June 30, 2007:

	Number
	of	Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000’s)	Exercise Price	Contract Life (years)	Value ($000’s)
Options at beginning of year	917	$30.79	7.9
Options granted	124	45.73
Options exercised	(349)	28.19
Options terminated	(2)	39.72

Options at end of period	690	$34.77	7.7	$6,293

Options exercisable at end of period	308	$31.09	6.7	$3,942
Weighted average fair value of options granted during the period		$8.31
          The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at June 30, 2007. During the six months ended June 30, 2007, the aggregate intrinsic value of options exercised under our stock incentive plans was $5,628,000 determined as of the date of option exercise. During the six months ended June 30, 2006, the aggregate intrinsic value of options exercised under our stock incentive plans was $2,111,000 determined as of the date of option exercise. Cash received from option exercises under our stock incentive plans for the six months ended June 30, 2007 was $9,850,000. Cash received from option exercises under our stock incentive plans for the six months ended June 30, 2006 was $3,190,000.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          As of June 30, 2007, there was approximately $2,900,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of June 30, 2007, there was approximately $10,878,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.
          The following table summarizes information about non-vested stock incentive awards as of June 30, 2007 and changes for the six months ended June 30, 2007:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value
Non-vested at December 31, 2006	478	$5.35	248	$34.07
Vested	(218)	3.78	(119)	35.22
Granted	124	8.31	260	44.85
Terminated	(2)	7.63	(1)	39.36

Non-vested at June 30, 2007	382	$7.20	388	$40.92

NOTE L – Segment Reporting
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
          Summary information for the reportable segments during the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income (1)	Income	Income	Revenues (1)	Expenses	Income (2)	Amortization (1)	Expense (1)	Assets
Three months ended June 30, 2007:
Investment Properties	$84,105	$6,576		$90,681		$90,681	$25,056	$2,312	$3,377,096
Operating Properties	28,192			28,192	$8,657	19,535	10,491	4,637	1,275,684
Non-segment/Corporate			$1,144	1,144		1,144		26,675	172,024

	$112,297	$6,576	$1,144	$120,017	$8,657	$111,360	$35,547	$33,624	$4,824,804

Three months ended June 30, 2006:
Investment Properties	$74,191	$4,480		$78,671		$78,671	$24,131	$2,369	$2,958,442
Operating Properties
Non-segment/Corporate			$1,665	1,665		1,665		20,718	103,670

	$74,191	$4,480	$1,665	$80,336	$0	$80,336	$24,131	$23,087	$3,062,112

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income (1)	Income	Income	Revenues (1)	Expenses	Income (2)	Amortization (1)	Expense (1)	Assets
Six months ended June 30, 2007:
Investment Properties	$164,707	$11,725		$176,432		$176,432	$49,436	$4,622	$3,377,096
Operating Properties	53,757			53,757	$15,825	37,932	19,972	8,092	1,275,684
Non-segment/Corporate			$2,737	2,737		2,737		52,910	172,024

	$218,464	$11,725	$2,737	$232,926	$15,825	$217,101	$69,408	$65,624	$4,824,804

Six months ended June 30, 2006:
Investment Properties	$147,651	$8,742		$156,393		$156,393	$47,392	$4,347	$2,958,442
Operating Properties
Non-segment/Corporate			$2,030	2,030		2,030		42,978	103,670

	$147,651	$8,742	$2,030	$158,423	$0	$158,423	$47,392	$47,325	$3,062,112

(1)	Includes amounts from discontinued operations.

(2)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments, interest expense and discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.
NOTE M – New Accounting Pronouncements
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
          In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective for fiscal year 2008. Adoption of SFAS 157 is not expected to have a material impact on our financial position, although additional disclosures may be required.
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 will be effective for fiscal year 2008. If a company elects to apply the provisions of the SFAS 159 to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. We are currently assessing whether we will elect to use the fair value option for any eligible items.
NOTE N – Significant Changes and Events
Convertible Notes Issuance
          On July 20, 2007, we completed the issuance of $400,000,000 4.75% convertible senior unsecured notes due July 15, 2027. We generated net proceeds of approximately $389,500,000.
Line of Credit Expansion
          On August 6, 2007, we closed on a $1,150,000,000 unsecured revolving credit facility to replace our $700,000,000 facility which was scheduled to mature in July 2009 and our $40,000,000 facility that was scheduled to expire in May 2008. Among other things, the new facility provides us with additional financial flexibility and borrowing capacity, extends our agreement to August 2011 and reduces our borrowing cost from 80 basis points to 60 basis points over LIBOR.

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
Executive Overview
Business
          Health Care REIT, Inc. is a self-administered, equity real estate investment trust that invests in the full spectrum of senior housing and health care real estate. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of June 30, 2007:

	Investments(1)	Percentage of	Revenues(2)	Percentage of	Number of	# Beds/Units		Investment per		Operators/
Type of Property	(in thousands)	Investments	(in thousands)	Revenues(2)	Properties	or Sq. Ft.		metric (3)		Tenants	States
Independent living/CCRCs	$588,241	13%	$21,137	9%	50	6,037	units	$145,264	per unit	20	20
Assisted living facilities	1,032,430	22%	52,815	23%	206	12,516	units	90,521	per unit	24	33
Skilled nursing facilities	1,535,795	33%	91,458	39%	232	31,446	beds	49,048	per bed	22	28
Medical office buildings	1,202,284	26%	50,076	21%	109	4,275,776	sq. ft.	281	per sq. ft.	811	17
Specialty care facilities	303,886	6%	14,703	6%	20	1,508	beds	224,934	per bed	9	9
Other income			2,737	2%

Totals	$4,662,636	100%	$232,926	100%	617

(1)	Investments include gross real estate investments and credit enhancements which amounted to $4,660,186,000 and $2,450,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the six months ended June 30, 2007.

(3)	Investment per metric was computed by using the total investment amount of $5,093,748,000 which includes gross real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $4,660,186,000, $2,450,000 and $431,112,000, respectively.
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
          For the six months ended June 30, 2007, rental income and interest income represented 94% and 5%, respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
          Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. During the six months ended June 30, 2007, we completed $661,790,000 of gross new investments and had $52,038,000 of investment payoffs, resulting in net investments of $609,752,000. We expect to complete gross new investments of $1.0 billion to $1.2 billion during 2007, including acquisitions of approximately $750,000,000 to $950,000,000 and funded new development of approximately $250,000,000. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $100,000,000 to $200,000,000 resulting in net new investments of $800,000,000 to $1.1 billion during 2007. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on hand, we expect to borrow under our unsecured lines of credit arrangements. At June 30, 2007, we had $38,472,000 of cash and cash equivalents and $375,600,000 of available borrowing capacity under our unsecured lines of credit arrangements.
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
Rendina/Paramount Acquisition
          In May 2007, we completed the acquisition of 17 medical office buildings and Paramount Real Estate Services from affiliates of Rendina Companies for an aggregate purchase price of approximately $294,473,000. The results of operations for these properties and Paramount have been included in our consolidated results of operations from the date of acquisition. Allocation of the purchase price has not been finalized and is subject to adjustment.
Key Transactions in 2007
          We have completed the following key transactions to date in 2007:
•	our Board of Directors increased our quarterly dividend to $0.66 per share, which represents a two cent increase from the quarterly dividend of $0.64 paid for 2006. The dividend declared for the quarter ended June 30, 2007 represents the 145th consecutive dividend payment;

•	we completed $661,790,000 of gross investments and had $52,038,000 of investment payoffs during the six months ended June 30, 2007;

•	we completed a public offering of 6,325,000 shares of common stock with net proceeds to the company of approximately $265,337,000 in April 2007;

•	we issued $400,000,000 of 4.75% convertible senior unsecured notes due July 2027 with net proceeds to the company of approximately $389,500,000 in July 2007; and

•	we closed on a $1,150,000,000 unsecured revolving credit facility to replace our $700,000,000 facility which was scheduled to mature in July 2009 and our $40,000,000 facility which was scheduled to mature in May 2008. Among other things, the new facility provides us with additional financial flexibility and borrowing capacity, extends our agreement to August 2011 and reduces our borrowing cost from 80 basis points to 60 basis points over LIBOR.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2006	2006	2006	2006	2007	2007

Net income (loss) available to common stockholders	$19,645	$22,668	$21,480	$17,494	$23,356	$25,620
Funds from operations	41,354	45,870	45,898	44,459	56,207	59,979
Funds available for distribution	49,975	47,071	48,032	46,809	53,825	59,016

Per share data (fully diluted):
Net income (loss) available to common stockholders	$0.34	$0.37	$0.34	$0.27	$0.32	$0.32
Funds from operations	0.71	0.74	0.73	0.69	0.76	0.75
Funds available for distribution	0.85	0.76	0.76	0.72	0.73	0.74
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2006	2006	2006	2006	2007	2007

Debt to book capitalization ratio	52%	49%	51%	53%	54%	52%
Debt to market capitalization ratio	38%	37%	36%	39%	40%	41%

Interest coverage ratio	2.99x	3.16x	2.98x	2.75x	2.82x	2.83x
Fixed charge coverage ratio	2.41x	2.52x	2.41x	2.23x	2.28x	2.30x
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

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2006	2006	2006	2006	2007	2007

Asset mix:
Real property	94%	94%	93%	95%	94%	95%
Loans receivable	6%	6%	7%	5%	6%	5%

Investment mix:
Independent living/CCRCs	15%	15%	16%	13%	13%	13%
Assisted living facilities	33%	33%	32%	25%	24%	22%
Skilled nursing facilities	45%	45%	46%	34%	36%	33%
Medical office buildings				22%	21%	26%
Specialty care facilities	7%	7%	6%	6%	6%	6%

Customer mix:
Emeritus Corporation	12%	12%	11%	9%	8%	8%
Brookdale Senior Living Inc.	10%	10%	9%	7%	7%	6%
Home Quality Management, Inc.			8%	6%	6%	5%
Life Care Centers of America, Inc.	7%	8%	7%	6%	6%	5%
Merrill Gardens L.L.C.	7%	7%	6%	4%	4%	4%
Tara Cares, LLC		6%
Delta Health Group, Inc.	6%
Remaining operators	58%	57%	59%	68%	69%	72%

Geographic mix:
Florida	14%	14%	15%	17%	16%	16%
Texas	8%	8%	8%	11%	13%	13%
Massachusetts	12%	11%	11%	8%	8%	7%
California				7%	7%	7%
Ohio	9%	9%	8%	6%	6%	6%
North Carolina	7%	7%	6%
Remaining states	50%	51%	52%	51%	50%	51%
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
Portfolio Update
          Investment Properties. Payment coverages of the operators in our investment property portfolio continue to remain strong. Our overall payment coverage is at 1.96 times, which is consistent with the prior year. The table below reflects our recent historical trends of portfolio coverages. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of facilities’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of earnings before interest, taxes, depreciation, amortization, and rent (but after imputed management fees) to contractual rent or interest due us.

	March 31, 2005		March 31, 2006		March 31, 2007
	CBMF	CAMF	CBMF	CAMF	CBMF	CAMF
Independent living/CCRCs (1)			1.47x	1.25x	1.42x	1.22x
Assisted living facilities	1.49x	1.27x	1.53x	1.31x	1.59x	1.38x
Skilled nursing facilities	2.18x	1.65x	2.16x	1.58x	2.20x	1.58x
Specialty care facilities	3.46x	2.82x	3.02x	2.42x	2.64x	2.09x

Weighted averages	1.90x	1.52x	1.93x	1.51x	1.96x	1.52x

(1)	As a result of our significant independent living/continuing care retirement community acquisitions in the fourth quarter of 2005, we began to separately disclose this facility classification in our portfolio reporting. We adopted the National Investment Center definitions and reclassified certain of our existing facilities to this classification.

          Operating Properties. The primary performance measure for our operating properties is net operating income (“NOI”) as discussed below in Non-GAAP Financial Measures. At June 30, 2007, we had 109 medical office buildings and four specialty care facilities in our operating properties portfolio. The following table summarizes and reconciles our net operating income for the periods indicated (in thousands):

	Rental	Property Operating	Net Operating
	Income	Expenses	Income
Three months ended June 30, 2007:
Medical office buildings	$26,289	$8,597	$17,692
Specialty care facilities	1,903	60	1,843

Totals	$28,192	$8,657	$19,535

Six months ended June 30, 2007:
Medical office buildings	$50,076	$15,748	$34,328
Specialty care facilities	3,681	77	3,604

Totals	$53,757	$15,825	$37,932

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
          The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended		Change
	June 30, 2007	June 30, 2006	$	%
Cash and cash equivalents at beginning of period	$36,216	$36,237	$(21)	0%
Cash provided from (used in) operating activities	111,909	100,963	10,946	11%
Cash provided from (used in) investing activities	(445,138)	(130,389)	(314,749)	241%
Cash provided from (used in) financing activities	335,485	8,389	327,096	3,899%

Cash and cash equivalents at end of period	$38,472	$15,200	$23,272	153%

          Operating Activities. The change in net cash provided from operating activities is primarily attributable to an increase in net income and to changes in receivables/other assets and accruals/other liabilities. The increase in net income is discussed below in “Results of Operations.”

          The following is a summary of our straight-line rent (dollars in thousands):

	Six Months Ended		Change
	June 30, 2007	June 30, 2006	$	%
Gross straight-line rental income	$8,109	$4,616	$3,493	76%
Cash receipts due to real property sales	0	(1,494)	1,494	-100%
Prepaid rent receipts	(4,910)	(11,526)	6,616	-57%
Rental income related to above/below market leases	924	0	924	n/a

Cash receipts less than (in excess of) rental income	$4,123	$(8,404)	$12,527	n/a

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
          Investing Activities. The changes in net cash used in investing activities are primarily attributable to net changes in real property and loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Six Months Ended
	June 30, 2007		June 30, 2006
	Facilities	Amount	Facilities	Amount
Real property acquisitions:
Independent living/CCRCs			1	$6,781
Assisted living facilities	2	$9,875	3	26,150
Skilled nursing facilities	7	103,300	11	87,482
Medical office buildings	19	314,175
Specialty care facilities	1	11,923
Land parcels		6,127		3,274

Total acquisitions	29	445,400	15	123,687
Less: Assumed debt		(146,335)		(25,049)
Assumed other assets/(liabilities), net		(3,765)

Cash disbursed for acquisitions		295,300		98,638
Construction in progress cash advances		104,520		70,296
Capital improvements to existing properties		12,081		8,650

Total cash invested in real property		411,901		177,584

Real property dispositions:
Assisted living facilities	3	16,037	4	26,974
Skilled nursing facilities	1	4,500	2	4,017
Land parcels		3,646		487

Proceeds from real property sales	4	24,183	6	31,478

Net cash investments in real property	25	$387,718	9	$146,106

Advances on loans receivable:
Investments in new loans		$76,875		$10,601
Draws on existing loans		13,084		2,759

Total investments in loans		89,959		13,360

Receipts on loans receivable:
Loan payoffs		29,936		21,240
Principal payments on loans		5,665		10,311

Total principal receipts on loans		35,601		31,551

Net cash advances (receipts) on loans receivable		$54,358		$(18,191)

          Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our unsecured lines of credit arrangements, proceeds from the issuance of common stock and principal payments on secured debt.

     For the six months ended June 30, 2007, we had a net increase of $139,400,000 on our unsecured lines of credit arrangements as compared to a net decrease of $49,000,000 for the same period in 2006.
     The following is a summary of our common stock issuances (dollars in thousands, except per share amounts):

	Shares Issued	Issue Price	Gross Proceeds	Net Proceeds
April 2006 public issuance	3,222,800	$36.00	$116,021	$109,777
2006 DRIP	959,501	34.73	33,323	33,323
2006 Options	148,302	21.51	3,190	3,190

2006 Totals	4,330,603		$152,534	$146,290

April 2007 public issuance	6,325,000	$44.01	$278,363	$265,618
2007 DRIP	787,382	43.64	34,362	34,362
2007 Options	349,437	28.19	9,850	9,850

2007 Totals	7,461,819		$322,575	$309,830

          The increase in secured debt principal payments is primarily attributable to the extinguishment of $20,506,000 of loans during the three months ended June 30, 2007. See the discussion of interest expense below in “Results of Operations” for additional information.
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
          The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2007		June 30, 2006
	Per Share	Amount	Per Share	Amount
Common Stock	$0.9591	$75,524	$1.2600	$76,112
Series D Preferred Stock	0.9844	3,937	0.9844	3,938
Series E Preferred Stock	0.7500	56	0.7500	56
Series F Preferred Stock	0.9532	6,672	0.9532	6,672
Series G Preferred Stock	0.9376	1,969		0

Totals		$88,158		$86,778

Off-Balance Sheet Arrangements
          We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At June 30, 2007, our obligation under the letter of credit was $2,450,000.
          We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on the general trend in interest rates at the applicable dates, our perception of the future volatility of interest rates and our relative levels of variable rate debt and variable rate investments. As of June 30, 2007, we participated in two interest rate swap agreements related to our long-term debt. Our interest rate swaps are discussed below in “Contractual Obligations.”

Contractual Obligations
          The following table summarizes our payment requirements under contractual obligations as of June 30, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
Unsecured lines of credit arrangements	$364,400	$0	$364,400	$0	$0
Senior unsecured notes (1)	1,539,830	52,500	42,330		1,445,000
Secured debt (1)	500,435	4,070	80,716	66,989	348,660
Trust preferred liability (1)	51,000				51,000
Contractual interest obligations	1,121,966	79,816	283,668	234,928	523,554
Capital lease obligations	0
Operating lease obligations	49,704	1,515	5,496	4,847	37,846
Purchase obligations	466,678	52,992	266,634	147,052
Other long-term liabilities	0

Total contractual obligations	$4,094,013	$190,893	$1,043,244	$453,816	$2,406,060

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
          At June 30, 2007, we had an unsecured credit arrangement with a consortium of twelve banks providing for a revolving line of credit (“revolving credit”) in the amount of $700,000,000, which was scheduled to expire on July 26, 2009. Borrowings under the agreement were subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (6.175% at June 30, 2007). The applicable margin was based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.8% at June 30, 2007. In addition, we paid a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depended on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at June 30, 2007. We also paid an annual agent’s fee of $50,000. Principal was due upon expiration of the agreement. Additionally, we had another unsecured line of credit arrangement with a bank for a total of $40,000,000, which was scheduled to expire May 30, 2008. Borrowings under this line of credit were subject to interest at either the bank’s prime rate of interest (8.25% at June 30, 2007) or 0.8% over LIBOR interest rate, at our option. Principal was due upon expiration of the agreement. At June 30, 2007, we had $364,400,000 outstanding under the unsecured lines of credit arrangements and estimated total contractual interest obligations of $46,115,000. Contractual interest obligations are estimated based on the assumption that the balance of $364,400,000 at June 30, 2007 is constant until maturity at interest rates in effect at June 30, 2007.
          Subsequent to June 30, 2007, we closed on a $1.15 billion unsecured revolving credit facility to replace both our $700,000,000 facility and our $40,000,000 facility. Among other things, the new facility provides us with additional financial flexibility and borrowing capacity, extends our agreement to August 2011 (with the ability to extend for one year at our discretion if we are in compliance with all covenants) and reduces our borrowing cost from 80 basis points to 60 basis points over LIBOR.
          We have $1,539,830,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 4.75% to 8.0%, payable semi-annually. Subsequent to June 30, 2007, we issued $400,000,000 4.75% convertible senior unsecured notes due July 15, 2027. Total contractual interest obligations on senior unsecured notes totaled $841,056,000 at June 30, 2007. Additionally, we have mortgage loans with total outstanding principal of $500,435,000, collateralized by owned properties, with fixed annual interest rates ranging from 4.89% to 8.21%, payable monthly. The carrying values of the properties securing the mortgage loans totaled $957,079,000 at June 30, 2007. Total contractual interest obligations on mortgage loans totaled $195,210,000 at June 30, 2007.
          On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method to assess effectiveness. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At June 30, 2007, total contractual interest obligations were estimated to be $39,585,000.
          At June 30, 2007, we had operating lease obligations of $49,704,000 relating to ground leases at certain of our properties and office space leases.
          Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At June 30, 2007, we had outstanding construction financings of $173,408,000 for leased properties and were committed to providing additional financing of approximately $431,112,000 to complete construction. At June 30, 2007, we had contingent purchase obligations totaling $35,566,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

Capital Structure
          As of June 30, 2007, we had stockholders’ equity of $2,267,404,000 and a total outstanding debt balance of $2,456,561,000, which represents a debt to total book capitalization ratio of 52%. Our ratio of debt to market capitalization was 41% at June 30, 2007. For the six months ended June 30, 2007, our interest coverage ratio was 2.82 to 1.00. For the six months ended June 30, 2007, our fixed charge coverage ratio was 2.29 to 1.00. Also, at June 30, 2007, we had $38,472,000 of cash and cash equivalents and $375,600,000 of available borrowing capacity under our unsecured lines of credit arrangements.
          Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2007, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured lines of credit arrangements, the ratings on our senior unsecured notes are used to determine the fees and interest payable.
          As of July 31, 2007, our senior unsecured notes were rated Baa2 (stable), BBB- (positive) and BBB (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
          On May 12, 2006, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of July 31, 2007, we had an effective registration statement on file in connection with our enhanced DRIP program under which we may issue up to 10,760,247 shares of common stock. As of July 31, 2007, 10,309,576 shares of common stock remained available for issuance under this registration statement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured lines of credit arrangements.
Results of Operations
          Our primary sources of revenue include rent and interest. Our primary expenses include interest expense, depreciation and amortization, property operating expenses and general and administrative expenses. These revenues and expenses are reflected in our Consolidated Statements of Income and are discussed in further detail below. The following is a summary of our results of operations (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2007	June 30, 2006	$	%	June 30, 2007	June 30, 2006	$	%
Net income available to common stockholders	$25,620	$22,668	$2,952	13%	$48,976	$42,313	$6,663	16%
Funds from operations	59,979	45,870	14,109	31%	116,187	87,223	28,964	33%
Funds available for distribution	59,016	47,071	11,945	25%	112,842	97,045	15,797	16%
EBITDA	102,275	75,938	26,337	35%	199,087	149,126	49,961	34%

Per share data (fully diluted):
Net income available to common stockholders	$0.32	$0.37	$(0.05)	-14%	$0.64	$0.70	$(0.06)	-9%
Funds from operations	0.75	0.74	0.01	1%	1.51	1.45	0.06	4%
Funds available for distribution	0.74	0.76	(0.02)	-3%	1.47	1.61	(0.14)	-9%

Interest coverage ratio	2.83x	3.16x	-0.33x	-10%	2.82x	3.08x	-0.26x	-8%
Fixed charge coverage ratio	2.30x	2.52x	-0.22x	-9%	2.29x	2.46x	-0.17x	-7%

          Revenues were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2007	June 30, 2006	$	%	June 30, 2007	June 30, 2006	$	%
Rental income	$111,532	$71,757	$39,775	55%	$216,670	$142,396	$74,274	52%
Interest income	6,576	4,480	2,096	47%	11,725	8,742	2,983	34%
Transaction fees and other income	1,144	1,665	(521)	-31%	2,737	2,030	707	35%

Totals	$119,252	$77,902	$41,350	53%	$231,132	$153,168	$77,964	51%

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
          Interest income increased from 2006 primarily due to an increase in the balance of outstanding loans.
          Expenses were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2007	June 30, 2006	$	%	June 30, 2007	June 30, 2006	$	%
Interest expense	$33,457	$22,325	$11,132	50%	$65,138	$45,597	$19,541	43%
Property operating expenses	8,657	0	8,657	n/a	15,825	0	15,825	n/a
Depreciation and amortization	35,341	22,788	12,553	55%	68,995	44,407	24,588	55%
General and administrative	9,888	4,798	5,090	106%	19,680	10,773	8,907	83%
Loan expense	1,236	707	529	75%	2,503	1,418	1,085	77%
Provision for loan losses	0	250	(250)	-100%	0	500	(500)	-100%

Totals	$88,579	$50,868	$37,711	74%	$172,141	$102,695	$69,446	68%

          The following is a summary of our interest expense (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2007	June 30, 2006	$	%	June 30, 2007	June 30, 2006	$	%
Senior unsecured notes	$23,671	$19,574	$4,097	21%	$47,342	$39,149	$8,193	21%
Secured debt	6,949	2,369	4,580	193%	12,714	4,347	8,367	192%
Unsecured lines of credit	4,592	1,997	2,595	130%	8,633	4,869	3,764	77%
Subsidiary trust liability	931	0	931	n/a	1,781	0	1,781	n/a
Capitalized interest	(2,570)	(909)	(1,661)	183%	(4,896)	(1,111)	(3,785)	341%
SWAP losses (savings)	51	56	(5)	-9%	50	71	(21)	-30%
Discontinued operations	(167)	(762)	595	-78%	(486)	(1,728)	1,242	-72%

Totals	$33,457	$22,325	$11,132	50%	$65,138	$45,597	$19,541	43%

          The increase in interest expense on senior unsecured notes is due to higher average borrowings offset by lower average interest rates. For the six months ended June 30, 2007, we had $1,539,830,000 of senior unsecured notes principal outstanding with a weighted average interest rate of 6.159% compared to $1,194,830,000 and 6.566% for the prior year. The changes from the prior year are due to the issuance of $345,000,000 4.75% senior unsecured convertible notes in November 2006.
          The change in interest expense on secured debt is due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$376,506	6.347%	$131,946	7.135%	$378,400	6.406%	$107,540	7.328%
Debt assumed	146,335	5.824%			146,335	5.824%	25,049	6.315%
Debt extinguished	(20,506)	7.732%			(20,506)	7.732%
Principal payments	(1,900)	6.425%	(768)	7.212%	(3,794)	6.466%	(1,411)	7.292%

Ending balance	$500,435	6.137%	$131,178	7.135%	$500,435	6.137%	$131,178	7.135%

Monthly averages	$518,860	6.187%	$131,563	7.135%	$521,101	6.194%	$121,176	7.208%
          The change in interest expense on unsecured lines of credit arrangements is due primarily to the net effect and timing of average draws, paydowns and variable interest rate changes. The following is a summary of our unsecured lines of credit arrangements (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance outstanding at quarter end	$364,400	$146,000	$364,400	$146,000
Maximum amount outstanding at any month end	$364,400	$146,000	$381,000	$201,000
Average amount outstanding (total of daily principal balances divided by days in period)	$270,891	$111,247	$257,346	$147,605
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	6.78%	7.18%	6.71%	6.60%
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
          We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the three and six months ended June 30, 2007 totaled $2,570,000 and $4,896,000, respectively, as compared with $909,000 and $1,111,000 for the same periods in 2006.
          On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method to assess effectiveness. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. For the three and six months ended June 30, 2007, we incurred $51,000 and $50,000 of losses, respectively, related to the Swaps that was recorded as an addition to interest expense. For the three and six months ended June 30, 2006, we incurred $56,000 and $71,000 of losses, respectively, related to the Swaps that was recorded as an addition to interest expense.
          As discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2006, we completed our merger with Windrose Medical Properties Trust on December 20, 2006. These operations are the principal component of our property operating expenses. There was no similar activity in the prior year periods.
          Depreciation and amortization increased primarily as a result of additional investments in properties owned directly by us. See the discussion of investing activities in “Liquidity and Capital Resources” above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
          General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three and six months ended June 30, 2007, were 8.24% and 8.45%, respectively, as compared with 6.34% and 7.13% for the same periods in 2006. The increase from 2006 is primarily related to $1,750,000 of acquisition finders’ fees paid during the three months ended June 30, 2007 and costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives. During the quarter ended June 30, 2007, we recorded $1,750,000 of one-time acquisition finders’ fees paid to former Windrose management in connection with the closing of the Rendina/Paramount transaction. These fees relate to services rendered prior to the consummation of the Windrose merger in December 2006. Due to the recipients’ current employment status with the company, the fees have been expensed as compensation rather than included in the purchase price of the acquisition, as is typical with such fees.

          Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. The change in loan expense is primarily due to costs associated with the issuance of $345,000,000 of senior unsecured convertible notes in November and December 2006 and costs related to the assumption of secured debt in connection with the Windrose merger in December 2006.
          As a result of our quarterly evaluation, we concluded that the allowance for loan losses at December 31, 2006 remained appropriate as of June 30, 2007. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed below in “Critical Accounting Policies.”
          Other items were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2007	June 30, 2006	$	%	June 30, 2007	June 30, 2006	$	%
Minority interests	$(161)	$0	$(161)	n/a	$(286)	$0	$(286)	n/a
Gain (loss) on sales of properties	1,033	929	104	11%	2,010	2,482	(472)	-19%
Discontinued operations, net	392	38	354	932%	895	24	871	3,629%
Preferred dividends	(6,317)	(5,333)	(984)	18%	(12,634)	(10,666)	(1,968)	18%

Totals	$(5,053)	$(4,366)	$(687)	16%	$(10,015)	$(8,160)	$(1,855)	23%

          Minority interests relate to certain joint venture properties acquired in connection with the Windrose merger in December 2006. There were no similar investments in the prior year period.
          Three assisted living facilities were held for sale as of June 30, 2007. We did not recognize an impairment loss on these assets as the fair value less estimated costs to sell exceeded our carrying values. During the six months ended June 30, 2007, we sold three assisted living facilities, one skilled nursing facility and one land parcel with carrying values of $22,173,000 for a net gain of $2,010,000. These properties generated $895,000 of income after deducting depreciation and interest expense from rental revenue for the six months ended June 30, 2007. All properties sold subsequent to January 1, 2005 and held for sale at June 30, 2007 generated $24,000 of income after deducting depreciation and interest expense from rental revenue for the six months ended June 30, 2006. Please refer to Note G of our unaudited consolidated financial statements for further discussion.
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
          During the quarter ended June 30, 2007, we recorded $1,750,000 ($0.02 per diluted share) of one-time acquisition finders’ fees paid to former Windrose management in connection with the closing of the Rendina/Paramount transaction. These fees relate to services rendered prior to the consummation of the Windrose merger in December 2006. Due to the recipients’ current employment status with the company, the fees have been expensed as compensation rather than included in the purchase price of the acquisition, as is typical with such fees. These fees have not been added back for the calculations of FFO, FAD or EBITDA.
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
          Our supplemental measures are financial measures that are widely used by investors, equity and debt analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. Management uses these financial measures to facilitate internal and external comparisons to our historical operating results and in making operating decisions. Additionally, these measures are utilized by the Board of Directors to evaluate management. Our supplemental measures do not represent net income or cash flow provided from operating activities as determined in accordance with U.S. GAAP and should not be considered as alternative measures of profitability or liquidity. Finally, the supplemental measures, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts or other companies.

          The table below reflects the reconciliation of FFO to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization include provisions for depreciation and amortization from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended						Six Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	June 30,	June 30,
	2006	2006	2006	2006	2007	2007	2006	2007

FFO Reconciliation:
Net income available to common stockholders	$19,645	$22,668	$21,480	$17,494	$23,356	$25,620	$42,313	$48,976
Depreciation and amortization	23,262	24,131	24,526	25,645	33,860	35,547	47,392	69,408
Loss (gain) on sales of properties	(1,553)	(929)	(108)	1,324	(977)	(1,033)	(2,482)	(2,010)
Minority interests	0	0	0	(4)	(32)	(155)	0	(187)

Funds from operations	$41,354	$45,870	$45,898	$44,459	$56,207	$59,979	$87,223	$116,187

Average common shares outstanding:
Basic	58,178	61,548	62,524	64,277	73,224	79,060	59,871	76,159
Diluted	58,535	61,868	62,866	64,687	73,791	79,546	60,201	76,714

Per share data:
Net income available to common stockholders
Basic	$0.34	$0.37	$0.34	$0.27	$0.32	$0.32	$0.71	$0.64
Diluted	0.34	0.37	0.34	0.27	0.32	0.32	0.70	0.64

Funds from operations
Basic	$0.71	$0.75	$0.73	$0.69	$0.77	$0.76	$1.46	$1.53
Diluted	0.71	0.74	0.73	0.69	0.76	0.75	1.45	1.51
          The table below reflects the reconciliation of FAD to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization include provisions for depreciation and amortization from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended						Six Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	June 30,	June 30,
	2006	2006	2006	2006	2007	2007	2006	2007

FAD Reconciliation:
Net income available to common stockholders	$19,645	$22,668	$21,480	$17,494	$23,356	$25,620	$42,313	$48,976
Depreciation and amortization	23,262	24,131	24,526	25,645	33,860	35,547	47,392	69,408
Loss (gain) on sales of properties	(1,553)	(929)	(108)	1,324	(977)	(1,033)	(2,482)	(2,010)
Gross straight-line rental income	(2,400)	(2,216)	(1,904)	(2,912)	(4,231)	(3,878)	(4,616)	(8,109)
Prepaid/straight-line rent receipts	10,310	2,710	3,256	4,285	2,078	2,832	13,020	4,910
Rental income related to above/(below) market leases	0	0	0	(60)	(460)	(464)	0	(924)
Amortization of deferred loan expenses	711	707	782	1,056	1,267	1,236	1,418	2,503
Cap Ex, tenant improvements, lease commissions	0	0	0	(21)	(1,063)	(762)	0	(1,825)
Minority interests	0	0	0	(2)	(5)	(82)	0	(87)

Funds available for distribution	$49,975	$47,071	$48,032	$46,809	$53,825	$59,016	$97,045	$112,842

Average common shares outstanding:
Basic	58,178	61,548	62,524	64,277	73,224	79,060	59,871	76,159
Diluted	58,535	61,868	62,866	64,687	73,791	79,546	60,201	76,714

Per share data:
Net income available to common stockholders
Basic	$0.34	$0.37	$0.34	$0.27	$0.32	$0.32	$0.71	$0.64
Diluted	0.34	0.37	0.34	0.27	0.32	0.32	0.70	0.64

Funds available for distribution
Basic	$0.86	$0.76	$0.77	$0.73	$0.74	$0.75	$1.62	$1.48
Diluted	0.85	0.76	0.76	0.72	0.73	0.74	1.61	1.47

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

	Three Months Ended						Six Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	June 30,	June 30,
	2006	2006	2006	2006	2007	2007	2006	2007

EBITDA Reconciliation:
Net income	$24,978	$28,001	$26,813	$22,958	$29,673	$31,937	$52,979	$61,610
Interest expense	24,238	23,087	24,274	25,235	31,999	33,624	47,325	65,624
Tax expense (benefit)	0	12	70	0	11	(69)	12	(58)
Depreciation and amortization	23,262	24,131	24,526	25,645	33,860	35,547	47,392	69,408
Amortization of deferred loan expenses	711	707	782	1,056	1,267	1,236	1,418	2,503

EBITDA	73,189	75,938	76,465	74,894	96,810	102,275	149,126	199,087
Stock-based compensation expense	2,514	838	839	2,789	3,177	1,276	3,351	4,453
Provision for loan losses	250	250	250	250	0	0	500	0

Adjusted EBITDA	$75,953	$77,026	$77,554	$77,933	$99,987	$103,551	$152,977	$203,540

Interest Coverage Ratio:
Interest expense	$24,238	$23,087	$24,274	$25,235	$31,999	$33,624	$47,325	$65,624
Capitalized interest	202	909	1,384	1,976	2,327	2,570	1,111	4,896

Total interest	24,440	23,996	25,658	27,211	34,326	36,194	48,436	70,520
EBITDA	$73,189	$75,938	$76,465	$74,894	$96,810	$102,275	$149,126	$199,087

Interest coverage ratio	2.99x	3.16x	2.98x	2.75x	2.82x	2.83x	3.08x	2.82x

Adjusted EBITDA	$75,953	$77,026	$77,554	$77,933	$99,987	$103,551	$152,977	$203,540

Interest coverage ratio-adjusted	3.11x	3.21x	3.02x	2.86x	2.91x	2.86x	3.16x	2.89x

Fixed Charge Coverage Ratio:
Total interest	$24,440	$23,996	$25,658	$27,211	$34,326	$36,194	$48,436	$70,520
Secured debt principal amortization	643	768	773	849	1,894	1,894	1,411	3,788
Preferred dividends	5,333	5,333	5,333	5,464	6,317	6,317	10,666	12,634

Total fixed charges	30,416	30,097	31,764	33,524	42,537	44,405	60,513	86,942
EBITDA	$73,189	$75,938	$76,465	$74,894	$96,810	$102,275	$149,126	$199,087

Fixed charge coverage ratio	2.41x	2.52x	2.41x	2.23x	2.28x	2.30x	2.46x	2.29x

EBITDA – adjusted	$75,953	$77,026	$77,554	$77,933	$99,987	$103,551	$152,977	$203,540

Fixed charge coverage ratio-adjusted	2.50x	2.56x	2.44x	2.32x	2.35x	2.33x	2.53x	2.34x

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

As a result of our quarterly evaluation, we concluded that the allowance for loan losses at December 31, 2006 remained appropriate as of June 30, 2007, resulting in an allowance for loan losses of $7,406,000 relating to loans with outstanding balances of $97,778,000. Also at June 30, 2007, we had a loan with an outstanding balance of $799,000 on non-accrual status.

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

For the six months ended June 30, 2007, we recorded $55,968,000, $8,112,000 and $5,328,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 32.4 years, 12.0 years and 5.3 years, respectively, for the six months ended June 30, 2007.

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

We did not record any impairment charges for the six months ended June 30, 2007.

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
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At June 30, 2007, we participated in two interest rate swap agreements related to our long-term debt. At June 30, 2007, the swaps were reported at their fair value as a $1,679,000 other liability. For the six months ended June 30, 2007, we incurred $50,000 of losses related to our swaps that was recorded as an addition to interest expense.

Nature of Critical	Assumptions/Approach
Accounting Estimate	Used
Revenue Recognition

Revenue is recorded in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, as amended (“SAB104”). SAB104 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility. If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risk. Substantially all of our operating leases contain fixed and/or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.
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

For the six months ended June 30, 2007, we recognized $11,725,000 of interest income and $218,464,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $4,910,000 as compared to gross straight-line rental income recognized of $8,109,000 for the six months ended June 30, 2007. At June 30, 2007, our straight-line receivable balance was $56,419,000, net of reserves totaling $2,854,000. Also at June 30, 2007, we had a loan with an outstanding balance of $799,000 on non-accrual status.
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
     A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets. The following table illustrates the impact of a 1% increase in interest rates on the fair value of our fixed rate debt as of the dates indicated (in thousands):

	June 30, 2007		June 30, 2006
		Change in		Change in
	Balance	fair value	Balance	fair value
Senior unsecured notes	$1,539,830	$(66,569)	$1,194,830	$(33,250)

Secured debt	486,029	(24,392)	131,178	(5,690)

Liability to a subsidiary trust issuing preferred securities	51,000	(1,695)

Totals	$2,076,859	$(92,656)	$1,326,008	$(38,940)

     On May 6, 2004, we entered into two interest rate swap agreements (the “Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The Swaps are treated as fair-value hedges for accounting purposes and we utilize the short-cut method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Swaps are with highly rated counterparties in which we receive a fixed rate of 6.0% and pay a variable rate based on six-month LIBOR plus a spread. At June 30, 2007, the Swaps were reported at their fair value as a $1,679,000 other liability ($2,635,000 other liability at June 30, 2006). A 1% increase in interest rates would result in a decrease in fair value of our Swaps by approximately $5,099,000 at June 30, 2007 ($6,328,000 at June 30, 2006). Assuming no changes in the notional amount of $100,000,000 of our Swaps, a 1% increase in interest rates would result in increased annual interest expense of $1,000,000.
     Our variable rate debt, including our unsecured lines of credit arrangements, is reflected at fair value. At June 30, 2007, we had $364,400,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $3,644,000. At June 30, 2006, we had $146,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $1,460,000.
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

Item 4. Controls and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission (“SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Except as provided in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Risk Factors,” there have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was duly called and held on May 3, 2007 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the SEC. There was no solicitation in opposition to the Board’s nominees for election as directors as listed in the Proxy Statement, and all such nominees were elected.
     Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the SEC pursuant to Regulation 14A and incorporated herein by reference) as follows:
     Proposal #1 — Election of four directors for a term of three years:

Nominee	For	Withheld
Raymond W. Braun	63,485,501	1,289,817
Thomas J. DeRosa	63,821,699	953,619
Jeffrey H. Donahue	63,809,530	965,788
Fred S. Klipsch	63,416,174	1,359,144
     Proposal #2 — An amendment to our Second Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 125,000,000 to 225,000,000:

For	55,096,506
Against	9,259,769
Abstain	419,043
     Proposal #4 — Ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year 2007:

For	63,843,478
Against	615,803
Abstain	316,038

     With respect to Proposal #3, an amendment to our Second Restated Certificate of Incorporation to increase the number of authorized shares of preferred stock from 25,000,000 to 50,000,000, the annual meeting was adjourned until May 11, 2007 to give stockholders the benefit of additional time to vote. The reconvened meeting was held on May 11, 2007, and votes were cast at the meeting upon the proposal as follows:
     Holders of shares of Common Stock:

For	36,962,914
Against	9,727,620
Abstain	405,667
     Holders of shares of Preferred Stock:

For	6,750,490
Against	1,034,177
Abstain	51,030
Item 5. Other Information
Entry into a Material Definitive Agreement
     On August 6, 2007, the company and certain of its subsidiaries entered into a $1,150,000,000 unsecured line of credit with a consortium of 17 banks, with KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Barclays Bank PLC, Calyon New York Branch and Fifth Third Bank, as documentation agents. The agreement expires on August 5, 2011 but may be extended for an additional year, at the company’s option, upon payment of an extension fee. The agreement provides for both revolving loans and swing line loans. Revolving loans are subject to interest payable in periods no longer than three months at either the administrative agent’s prime rate of interest or the applicable margin over LIBOR interest rate, at the company’s option, and principal is due upon expiration of the agreement. The applicable margin is based on the company’s ratings with Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and is currently 0.6%. Swing line loans may not exceed, in the aggregate, $40,000,000, bear interest at the respective swing line bank’s cost of funds plus the applicable margin and reduce availability under the line of credit. Principal under such loans is due five business days prior to the expiration of the agreement.
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
     The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under this line of credit. The above description is qualified in its entirety by reference to the Fourth Amended and Restated Loan Agreement by and among the company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Barclays Bank PLC, Calyon New York Branch and Fifth Third Bank, as documentation agents, dated as of August 6, 2007, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
Termination of a Material Definitive Agreement
     The new $1,150,000,000 unsecured line of credit replaces the $700,000,000 unsecured line of credit with a consortium of 12 banks, with KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as documentation agents, that would have expired on July 24, 2009. Borrowings under the prior line of credit were subject to interest at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at the company’s option. The applicable margin was 0.8% as of August 6, 2007. In addition, the company annually paid a facility fee to each bank based on the bank’s commitment under the line of credit. The facility fee was 0.15% of each bank’s commitment as of August 6, 2007. The company also paid an annual agent’s fee of $50,000. The parties terminated the agreement on August 6, 2007.
     The new $1,150,000,000 unsecured line of credit also replaces the $40,000,000 unsecured line of credit between the company and certain of its subsidiaries and Fifth Third Bank that would have expired on May 30, 2008. Borrowings under this line of credit were subject to interest at either the bank’s prime rate of interest or 0.9% over LIBOR interest rate, at the company’s option. The parties terminated the agreement on August 6, 2007.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
     See the disclosure above regarding the new $1,150,000,000 unsecured line of credit.
Item 6. Exhibits
3.1	Second Restated Certificate of Incorporation of Health Care REIT, Inc. (filed with the SEC as Exhibit 3.1 to Health Care REIT, Inc.’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).

3.2	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of Health Care REIT, Inc. (filed with the SEC as Exhibit 3.1 to Health Care REIT, Inc.’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).

3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of Health Care REIT, Inc. (filed with the SEC as Exhibit 3.1 to Health Care REIT, Inc.’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).

3.4	Certificate of Amendment of Second Restated Certificate of Incorporation of Health Care REIT, Inc. (filed with the SEC as Exhibit 3.1 to Health Care REIT, Inc.’s Form 8-K filed June 13, 2003, and incorporated herein by reference thereto).

3.5	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of Health Care REIT, Inc. (filed with the SEC as Exhibit 2.5 to Health Care REIT, Inc.’s Form 8-A/A filed July 8, 2003, and incorporated herein by reference thereto).

3.6	Certificate of Designation of 6% Series E Cumulative Convertible and Redeemable Preferred Stock of Health Care REIT, Inc. (filed with the SEC as Exhibit 3.1 to Health Care REIT, Inc.’s Form 8-K filed October 1, 2003, and incorporated herein by reference thereto).

3.7	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of Health Care REIT, Inc. (filed with the SEC as Exhibit 2.5 to Health Care REIT, Inc.’s Form 8-A filed September 10, 2004, and incorporated herein by reference thereto).

3.8	Certificate of Designation of 7.5% Series G Cumulative Convertible Preferred Stock of Health Care REIT, Inc. (filed with the SEC as Exhibit 3.1 to Health Care REIT, Inc.’s Form 8-K filed December 20, 2006, and incorporated herein by reference thereto).

3.9	Certificate of Amendment of Second Restated Certificate of Incorporation of Health Care REIT, Inc.

10.1	Credit Agreement by and among Health Care REIT, Inc. and certain of its subsidiaries and Fifth Third Bank, dated as of May 31, 2007 (filed with the SEC as Exhibit 10.1 to Health Care REIT, Inc.’s Form 10-Q filed May 10, 2007, and incorporated herein by reference thereto).

10.2	Fourth Amended and Restated Loan Agreement, dated as of August 6, 2007, by and among Health Care REIT, Inc. and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Barclays Bank PLC, Calyon New York Branch and Fifth Third Bank, as documentation agents.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HEALTH CARE REIT, INC.

Date: August 9, 2007	By:	/s/ George L. Chapman
George L. Chapman,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2007	By:	/s/ Scott A. Estes
Scott A. Estes,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:August 9, 2007	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.,
Vice President and Controller (Principal Accounting Officer)