Form 10-Q
period 2007-09-30
HEALTH CARE REIT INC /DE/
filed 2007-11-07
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐     No ☑
     As of October 31, 2007, the registrant had 81,499,265 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned
Land and land improvements	$440,365	$386,693
Buildings and improvements	4,165,573	3,659,065
Acquired lease intangibles	129,533	84,082
Real property held for sale, net of accumulated depreciation	6,908	14,796
Construction in progress	229,134	138,222

	4,971,513	4,282,858
Less accumulated depreciation and amortization	(449,831)	(347,007)

Total real property owned	4,521,682	3,935,851
Loans receivable	271,985	194,448
Less allowance for losses on loans receivable	(7,406)	(7,406)

	264,579	187,042

Net real estate investments	4,786,261	4,122,893
Other assets:
Equity investments	4,617	4,700
Deferred loan expenses	32,082	20,657
Cash and cash equivalents	31,440	36,216
Receivables and other assets	117,427	96,144

	185,566	157,717

Total assets	$4,971,827	$4,280,610

Liabilities and stockholders’ equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$145,000	$225,000
Senior unsecured notes	1,890,344	1,541,814
Secured debt	513,058	378,972
Liability to subsidiary trust issuing preferred securities	52,184	52,215
Accrued expenses and other liabilities	105,629	101,588

Total liabilities	2,706,215	2,299,589

Minority interests	4,928	2,228

Stockholders’ equity:
Preferred stock, $1.00 par value:	338,993	338,993
Authorized — 50,000,000 shares
Issued and outstanding — 13,174,989 shares at September 30, 2007 and December 31, 2006
Common stock, $1.00 par value:	81,253	73,152
Authorized — 225,000,000 shares
Issued — 81,488,325 shares at September 30, 2007 and 73,272,052 shares at December 31, 2006
Outstanding — 81,384,156 shares at September 30, 2007 and 73,192,128 shares at December 31, 2006
Capital in excess of par value	2,200,030	1,873,811
Treasury stock	(3,952)	(2,866)
Cumulative net income	1,025,309	932,853
Cumulative dividends	(1,386,899)	(1,238,860)
Accumulated other comprehensive income	3,302	(135)
Other equity	2,648	1,845

Total stockholders’ equity	2,260,684	1,978,793

Total liabilities and stockholders’ equity	$4,971,827	$4,280,610

NOTE: The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Revenues:
Rental income	$117,930	$73,328	$332,907	$214,032
Interest income	5,947	4,436	17,673	13,178
Other income	1,199	1,019	3,935	3,049

	125,076	78,783	354,515	230,259

Expenses:
Interest expense	34,869	23,290	99,570	68,482
Property operating expenses	10,426	0	26,251	0
Depreciation and amortization	39,933	22,947	108,434	66,839
General and administrative	8,626	5,010	28,304	15,788
Loan expense	1,504	782	4,006	2,199
Provision for loan losses	0	250	0	750

	95,358	52,279	266,565	154,058

Income from continuing operations before minority interests	29,718	26,504	87,950	76,201
Minority interests	(121)	0	(407)	0

Income from continuing operations	29,597	26,504	87,543	76,201

Discontinued operations:
Net gain (loss) on sales of properties	766	108	2,775	2,590
Income (loss) from discontinued operations, net	483	201	2,138	1,000

	1,249	309	4,913	3,590

Net income	30,846	26,813	92,456	79,791

Preferred stock dividends	6,317	5,333	18,952	15,998

Net income available to common stockholders	$24,529	$21,480	$73,504	$63,793

Average number of common shares outstanding:
Basic	80,710	62,524	77,686	60,766
Diluted	81,163	62,866	78,234	61,102

Earnings per share:
Basic:
Income from continuing operations available to common stockholders	$0.29	$0.34	$0.88	$0.99
Discontinued operations, net	0.02	0.00	0.06	0.06

Net income available to common stockholders*	$0.30	$0.34	$0.95	$1.05

Diluted:
Income from continuing operations available to common stockholders	$0.29	$0.34	$0.88	$0.99
Discontinued operations, net	0.02	0.00	0.06	0.06

Net income available to common stockholders*	$0.30	$0.34	$0.94	$1.04

Dividends declared and paid per common share	$0.66	$0.64	$1.6191	$1.90

*	Amounts may not sum due to rounding
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Nine Months Ended September 30, 2007
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands)
Balances at beginning of period	$338,993	$73,152	$1,873,811	$(2,866)	$932,853	$(1,238,860)	($135)	$1,845	$1,978,793
Comprehensive income:
Net income					92,456				92,456
Other comprehensive income:
Unrealized gain (loss) on securities							(83)		(83)
Cash flow hedge activity							3,520		3,520

Total comprehensive income									95,893

Issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		1,776	67,250	(1,086)				(116)	67,824
Proceeds from issuance of common shares		6,325	258,969						265,294
Compensation expense related to stock options								919	919
Cash dividends paid:
Common stock-$1.6191 per share						(129,088)			(129,088)
Preferred stock, Series D-$1.4766 per share						(5,906)			(5,906)
Preferred stock, Series E-$1.125 per share						(84)			(84)
Preferred stock, Series F-$1.4297 per share						(10,008)			(10,008)
Preferred stock, Series G-$1.4064 per share						(2,953)			(2,953)

Balances at end of period	$338,993	$81,253	$2,200,030	$(3,952)	$1,025,309	$(1,386,899)	$3,302	$2,648	$2,260,684

	Nine Months Ended September 30, 2006
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands)
Balances at beginning of period	$276,875	$58,050	$1,306,471	$(2,054)	$830,103	$(1,039,032)	$0	$343	$1,430,756
Comprehensive income:
Net income					79,791				79,791
Other comprehensive income:									0

Total comprehensive income									79,791

Issuance of common shares from dividend reinvestment and stock incentive plans, net of forfeitures		1,732	57,015	(660)				(18)	58,069
Proceeds from issuance of common shares		3,223	106,526						109,749
SFAS123(R) reclassification			(521)					521	0
Compensation expense related to stock options								874	874
Cash dividends paid:
Common stock-$1.90 per share						(116,272)			(116,272)
Preferred stock, Series D-$1.4766 per share						(5,906)			(5,906)
Preferred stock, Series E-$1.125 per share						(84)			(84)
Preferred stock, Series F-$1.4297 per share						(10,008)			(10,008)

Balances at end of period	$276,875	$63,005	$1,469,491	$(2,714)	$909,894	$(1,171,302)	$0	$1,720	$1,546,969

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Operating activities
Net income	$92,456	$79,791
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	109,545	71,918
Other amortization expenses	4,211	2,199
Capitalized interest	(8,058)	(2,494)
Provision for loan losses	0	750
Stock-based compensation expense	5,753	4,191
Minority interests share of earnings	407	0
Rental income less than (in excess of) cash received	(1,873)	9,756
Amortization of above/below market leases	(656)	0
(Gain) loss on sales of properties	(2,775)	(2,590)
Increase (decrease) in accrued expenses and other liabilities	(2,800)	9,853
Decrease (increase) in receivables and other assets	(4,839)	(14,390)

Net cash provided from (used in) operating activities	191,371	158,984

Investing activities
Investment in real property	(587,681)	(290,596)
Investment in loans receivable	(121,338)	(74,126)
Other investments, net of payments	(2,192)	(2,100)
Principal collected on loans receivable	45,058	42,468
Proceeds from sales of properties	65,940	35,288
Other	(3,325)	(738)

Net cash provided from (used in) investing activities	(603,538)	(289,804)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	(80,000)	81,000
Proceeds from issuance of senior notes	389,166	0
Principal payments on senior notes	(52,500)	0
Principal payments on secured debt	(26,494)	(2,184)
Net proceeds from the issuance of common stock	327,419	165,808
Decrease (increase) in deferred loan expense	(4,454)	(2,281)
Contributions by minority interests	2,600	0
Distributions to minority interests	(307)	0
Cash distributions to stockholders	(148,039)	(132,270)

Net cash provided from (used in) financing activities	407,391	110,073

Increase (decrease) in cash and cash equivalents	(4,776)	(20,747)
Cash and cash equivalents at beginning of period	36,216	36,237

Cash and cash equivalents at end of period	$31,440	$15,490

Supplemental cash flow information-interest paid	$78,530	$64,549

Supplemental schedule of non-cash activites:
Assets and liabilities assumed from real property acquisitions:
Secured debt	$160,001	$25,049
Other liabilities	11,916
Other assets	3,897
See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily an indication of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
NOTE B — Windrose Medical Properties Trust Merger
     As discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2006, we completed our merger with Windrose Medical Properties Trust on December 20, 2006. These operations are the principal component of our operating property segment (see Note L). During the nine months ended September 30, 2007, we updated the purchase price allocation for the Windrose merger, as required by Statement of Financial Accounting Standards No. 141, Business Combinations. The updated purchase price allocation reflects reallocations between identifiable tangible and intangible assets. However, these adjustments did not have a significant impact on our consolidated results of operations. Allocation of the purchase price has not been finalized and is subject to adjustment. The following table presents the updated purchase price calculation and the allocation to assets acquired and liabilities assumed, based upon their estimated fair values (in thousands):

Common stock	$396,846
Preferred stock	62,118
Cash consideration	183,139
Assumed debt	301,641
Assumed liabilities and minority interests	21,192
Acquisition costs	29,139

Purchase price	994,075
Merger-related expenses	5,213
Capitalized equity issuance costs	912

Net purchase price	$987,950

Land and land improvements	$126,078
Buildings and improvements	769,769
Acquired lease intangibles	42,594
Above market lease intangibles	32,352
Cash and cash equivalents	15,591
Receivables and other assets	22,547

Total assets acquired	1,008,931
Below market lease intangibles	20,981

Purchase price	987,950
Secured debt	249,424
Liability to subsidiary trust issuing preferred securities	52,217
Accrued expenses and other liabilities	18,977

Total liabilities acquired	320,618
Minority interests	2,215

Net assets acquired	$665,117

NOTE C — Real Estate Investments
     During the nine months ended September 30, 2007, we invested $587,681,000 of cash in real property (including $180,563,000 of cash advances for construction in progress) and provided cash loan financings of $121,338,000. Additionally, $97,609,000 of completed construction projects were placed into service and began earning rent during the nine months ended September 30, 2007. As of September 30, 2007, we had $593,428,000 of unfunded construction commitments relating to existing construction in progress projects. Also during the nine months ended September 30, 2007, we sold real property generating $65,940,000 of net cash proceeds and collected $45,058,000 of cash as repayment of principal on loans receivable.

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
NOTE D — Distributions Paid to Common Stockholders
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
     On August 20, 2007, we paid a dividend of $0.66 per share to stockholders of record on August 3, 2007. These dividends related to the period from April 1, 2007 through June 30, 2007.
NOTE E — Fair Value of Derivative Instruments
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
     On May 6, 2004, we entered into two interest rate swap agreements (the “2004 Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The 2004 Swaps were treated as fair-value hedges for accounting purposes and we utilized the short-cut method to assess effectiveness. The 2004 Swaps were with highly rated counterparties in which we received a fixed rate of 6.0% and paid a variable rate based on six-month LIBOR plus a spread. On September 12, 2007, we terminated the 2004 Swaps and we received a $2,125,000 cash settlement. The unamortized amount of this settlement at September 30, 2007 was $2,059,000 and is recorded as an adjustment to the hedged item. This amount will be amortized to interest expense over the life of the hedged debt using the effective interest method. For the three and nine months ended September 30, 2007, we generated $73,000 and $23,000 of savings, respectively, related to the 2004 Swaps that was recorded as a reduction of interest expense. For the three and nine months ended September 30, 2006, we incurred $29,000 and $100,000 of losses, respectively, related to the 2004 Swaps that was recorded as an addition to interest expense.
     On July 2, 2007, we entered into two forward-starting interest rate swaps (the “July 2007 Swaps”), with an aggregate notional amount of $200,000,000 that were designated as cash flow hedges of the variability in forecasted interest payments attributable to changes in the LIBOR swap rate, on long-term fixed rate debt forecasted to be issued in 2007. The July 2007 Swaps have the economic effect of fixing $200,000,000 of our debt at 4.913% for five years. The July 2007 Swaps were settled on July 17, 2007, which was the day after the forecasted debt was priced. The cash settlement value of these contracts at July 17, 2007, was $733,000. This amount represented the effective portion of the hedges as there was no hedge ineffectiveness. Therefore, the $733,000 settlement value was deferred in accumulated other comprehensive income (“AOCI”) and will be amortized to interest expense using the effective interest method. The unamortized amount of AOCI related to these contracts at September 30, 2007 is $704,000. For the three and nine months ended September 30, 2007, we reclassified $29,000 out of AOCI as a reduction of interest expense.
     On September 12, 2007, we entered into two forward-starting interest rate swaps (the “September 2007 Swaps”) for a total notional amount of $250,000,000 to hedge 10 years of interest payments associated with a long-term borrowing that is expected to occur in 2008. The September 2007 Swaps each have an effective date of September 12, 2008 and a maturity date of September 12, 2018. We expect to settle the September 2007 Swaps when the debt is priced. The September 2007 Swaps have the economic effect of fixing $250,000,000 of our future debt at 4.469% for 10 years. The September 2007 Swaps have been designated as cash flow hedges and we expect the September 2007 Swaps to be highly effective at offsetting changes in cash flows of interest payments on $250,000,000 of our future debt due to changes in the LIBOR swap rate. Therefore, effective changes in the fair value of the September 2007 Swaps will be recorded in AOCI and reclassified to interest expense when the hedged forecasted transactions affect earnings (as interest payments are made on the expected debt issuance). The ineffective portion of the changes in fair value will be recorded directly in earnings. At September 30, 2007, the September 2007 Swaps were reported at their fair value of $2,684,000 and are included in other assets and AOCI.

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
NOTE F — Discontinued Operations
     One independent living facility and one assisted living facility were held for sale as of September 30, 2007. We did not recognize an impairment loss on these assets as the fair value less estimated costs to sell exceeded our carrying values. During the nine months ended September 30, 2007, we sold nine assisted living facilities, one skilled nursing facility and one parcel of land with carrying values of $63,165,000 for a net gain of $2,775,000. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the income and expenses attributable to all properties sold and attributable to the properties held for sale at September 30, 2007 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$900	$2,976	$4,387	$9,924

Expenses:
Interest expense	213	984	1,138	3,117
Provision for depreciation	204	1,579	1,111	5,078
General and adminstrative	0	212	0	729

Income (loss) from discontinued operations, net	$483	$201	$2,138	$1,000

NOTE G — Contingent Liabilities
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At September 30, 2007, our obligation under the letter of credit was $2,450,000.
     As of September 30, 2007, we had $593,428,000 of unfunded construction commitments.
NOTE H — Accumulated Other Comprehensive Income
     Accumulated other comprehensive income includes amounts related to our cash flow hedge activity, unrealized gains or losses on our equity investments and unrecognized actuarial gains/losses from the adoption of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R) on December 31, 2006. These items are included as a component of stockholders’ equity. We did not recognize any comprehensive income related to unrecognized actuarial gains/losses for the nine months ended September 30, 2007. Please see Note E for a discussion of our cash flow hedge activity. We did not recognize any comprehensive income other than the recorded net income for the nine months ended September 30, 2006.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE I — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator for basic and diluted earnings per share — net income available to common stockholders	$24,529	$21,480	$73,504	$63,793

Denominator for basic earnings per share — weighted average shares	80,710	62,524	77,686	60,766
Effect of dilutive securities:
Employee stock options	55	81	150	75
Non-vested restricted shares	398	261	398	261

Dilutive potential common shares	453	342	548	336

Denominator for diluted earnings per share — adjusted weighted average shares	81,163	62,866	78,234	61,102

Basic earnings per share	$0.30	$0.34	$0.95	$1.05

Diluted earnings per share	$0.30	$0.34	$0.94	$1.04

     The diluted earnings per share calculation excludes the dilutive effect of 124,000 stock options for both the three and nine months ended September 30, 2007 because the exercise prices were greater than the average market price. The diluted earnings per share calculation excludes the dilutive effect of 0 and 112,000 stock options for the three and nine months ended September 30, 2006, respectively, because the exercise prices were greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock, the Series G Cumulative Convertible Preferred Stock, the $345,000,000 senior unsecured convertible notes due December 2026 and the $400,000,000 senior unsecured convertible notes due July 2027 were not included in these calculations as the effect of the conversions into common stock was anti-dilutive for the relevant periods presented.
NOTE J — Other Equity
     Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $188,000 and $919,000 for the three and nine months ended September 30, 2007, respectively, and $191,000 and $874,000 for the same periods in 2006.
NOTE K — Stock Incentive Plans
     Our 2005 Long-Term Incentive Plan authorizes up to 2,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan continue to vest through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three years for non-employee directors to five years for officers and key employees. Options expire ten years from the date of grant.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Dividend yield (1)	5.60%	6.79%
Expected volatility	19.9%	20.3%
Risk-free interest rate	4.74%	4.35%
Expected life (in years)	5	5
Weighted-average fair value (1)	$8.31	$5.26

(1)	Certain options granted to employees include dividend equivalent rights (“DERs”). The fair value of options with DERs also includes the net present value of projected future dividend payments over the expected life of the option discounted at the dividend yield rate.
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
Option Award Activity
     The following table summarizes information about stock option activity for the nine months ended September 30, 2007:

	Number		Weighted Average
	of	Weighted	Remaining	Aggregate
	Shares	Average	Contract Life	Intrinsic
Stock Options	(000’s)	Exercise Price	(years)	Value ($000’s)
Options at beginning of year	917	$30.79	7.9
Options granted	124	45.73
Options exercised	(372)	28.04
Options terminated	(2)	39.72

Options at end of period	667	$35.08	7.8	$5,883

Options exercisable at end of period	285	$31.52	6.9	$3,531
Weighted average fair value of options granted during the period		$8.31
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at September 30, 2007. During the nine months ended September 30, 2007, the aggregate intrinsic value of options exercised under our stock incentive plans was $6,014,000 determined as of the date of option exercise. During the nine months ended September 30, 2006, the aggregate intrinsic value of options exercised under our stock incentive plans was $3,025,000 determined as of the date of option exercise. Cash received from option exercises under our stock incentive plans for the nine months ended September 30, 2007 was $10,429,000. Cash received from option exercises under our stock incentive plans for the nine months ended September 30, 2006 was $4,601,000.
     As of September 30, 2007, there was approximately $2,712,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of September 30, 2007, there was approximately $12,141,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes information about non-vested stock incentive awards as of September 30, 2007 and changes for the nine months ended September 30, 2007:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value
Non-vested at December 31, 2006	478	$5.35	248	$34.07
Vested	(218)	3.78	(121)	35.21
Granted	124	8.31	272	44.66
Terminated	(2)	7.63	(1)	39.36

Non-vested at September 30, 2007	382	$7.20	398	$40.94

NOTE L — Segment Reporting
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
     Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, accounts receivable and deferred financing costs among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income.
     Summary information for the reportable segments during the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income (1)	Income	Income	Revenues (1)	Expenses	Income (2)	Amortization (1)	Expense (1)	Assets
Three months ended September 30, 2007:
Investment Properties	$86,036	$5,947		$91,983		$91,983	$25,668	$2,125	$3,478,316
Operating Properties	32,794			32,794	$10,426	22,368	14,469	5,760	1,307,945
Non-segment/Corporate			$1,199	1,199		1,199		27,197	185,566

	$118,830	$5,947	$1,199	$125,976	$10,426	$115,550	$40,137	$35,082	$4,971,827

Three months ended September 30, 2006:
Investment Properties	$76,304	$4,436		$80,740		$80,740	$24,526	$2,357	$3,094,828
Operating Properties
Non-segment/Corporate			$1,019	1,019		1,019		21,917	106,001

	$76,304	$4,436	$1,019	$81,759	$0	$81,759	$24,526	$24,274	$3,200,829

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income (1)	Income	Income	Revenues (1)	Expenses	Income (2)	Amortization (1)	Expense (1)	Assets
Nine months ended September 30, 2007:
Investment Properties	$250,712	$17,673		$268,385		$268,385	$75,104	$6,747	$3,478,316
Operating Properties	86,582			86,582	$26,251	60,331	34,441	13,852	1,307,945
Non-segment/Corporate			$3,935	3,935		3,935		80,109	185,566

	$337,294	$17,673	$3,935	$358,902	$26,251	$332,651	$109,545	$100,708	$4,971,827

Nine months ended September 30, 2006:
Investment Properties	$223,956	$13,178		$237,134		$237,134	$71,917	$6,704	$3,094,828
Operating Properties
Non-segment/Corporate			$3,049	3,049		3,049		64,895	106,001

	$223,956	$13,178	$3,049	$240,183	$0	$240,183	$71,917	$71,599	$3,200,829

(1)	Includes amounts from discontinued operations.

(2)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments, interest expense and discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.
NOTE M — New Accounting Pronouncements
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 will be effective for fiscal year 2008. If a company elects to apply the provisions of SFAS 159 to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. We are currently assessing whether we will elect to use the fair value option for any eligible items.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE N — Subsequent Events
     At September 30, 2007, we had a $52,184,000 liability to a subsidiary trust that had issued trust preferred securities, which liability was assumed in the Windrose merger. On March 24, 2006, Windrose’s wholly-owned subsidiary, Windrose Capital Trust I (the “Trust”), completed the issuance and sale in a private placement of $50,000,000 in aggregate principal amount of fixed/floating rate preferred securities. The trust preferred securities are scheduled to mature on March 30, 2036, are redeemable at our option beginning March 30, 2011, and require quarterly distributions to the holders of the trust preferred securities. Distributions on the trust preferred securities accumulate at a fixed rate per annum equal to 7.22% through March 30, 2011, and a variable rate per annum equal to LIBOR plus 2.05% thereafter.
     The common stock of the Trust was purchased by an operating partnership of Windrose for $1,000,000. The Trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common stock to purchase $51,000,000 in aggregate principal amount of unsecured fixed/floating junior subordinated notes due March 30, 2036 issued by the operating partnership. The operating partnership received approximately $49,000,000 in net proceeds, after the payment of fees and expenses, from the sale of the junior subordinated notes to the Trust. In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, we have not consolidated the Trust because the operating partnership is not considered the primary beneficiary of the Trust.
     On November 6, 2007, we purchased all $50,000,000 of the outstanding trust preferred securities at par for the purpose of unwinding this financing arrangement and extinguishing the liability of the operating partnership to the Trust.
NOTE O — Convertible Notes Issuance
     On July 20, 2007, we completed the issuance of $400,000,000 4.75% convertible senior unsecured notes due July 15, 2027. We generated net proceeds of approximately $389,166,000.

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
Executive Overview
Business
     Health Care REIT, Inc. is an equity real estate investment trust that invests in the full spectrum of senior housing and health care real estate. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of September 30, 2007:

	Investments(1)	Percentage of	Revenues(2)	Percentage of	Number of	# Beds/Units		Investment per		Operators/
Type of Property	(in thousands)	Investments	(in thousands)	Revenues(2)	Properties	or Sq. Ft.		metric (3)		Tenants	States
Independent living/CCRCs	$678,145	14%	$33,060	9%	57	6,615	units	$154,493	per unit	22	22
Assisted living facilities	1,002,599	21%	86,314	24%	201	12,052	units	93,352	per unit	25	33
Skilled nursing facilities	1,544,271	32%	118,007	33%	234	31,680	beds	49,177	per bed	22	28
Medical office buildings	1,233,327	26%	81,332	23%	117	4,837,991	sq. ft.	270	per sq. ft.	874	17
Specialty care facilities	337,775	7%	18,581	5%	22	1,541	beds	245,289	per bed	11	10
Interest income			17,673	5%
Other income			3,935	1%

Totals	$4,796,117	100%	$358,902	100%	631

(1)	Investments include gross real estate investments and credit enhancements which amounted to $4,793,667,000 and $2,450,000, respectively.

(2)	Revenues include gross revenues and revenues from discontinued operations for the nine months ended September 30, 2007.

(3)	Investment per metric was computed by using the total investment amount of $5,389,545,000, which includes gross real estate investments, credit enhancements and unfunded construction commitments for which initial funding has commenced which amounted to $4,793,667,000, $2,450,000 and $593,428,000, respectively.
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
     For the nine months ended September 30, 2007, rental income and interest income represented 94% and 5%, respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
          Depending upon the availability and cost of external capital, we anticipate investing in additional properties. New investments are generally funded from temporary borrowings under our unsecured line of credit arrangement, internally generated cash and the proceeds from sales of real property. Our investments generate internal cash from rent and interest receipts and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under the unsecured lines of credit arrangements, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence or assumption of secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments.
          Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. During the nine months ended September 30, 2007, we completed $891,806,000 of gross new investments and had $101,260,000 of investment payoffs, resulting in net investments of $790,546,000. We expect to complete gross new investments of $1.1 billion to $1.2 billion during 2007, including acquisitions of approximately $850,000,000 to $950,000,000 and funded new development of approximately $250,000,000. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $100,000,000 to $150,000,000 resulting in net new investments of $950,000,000 to $1.1 billion during 2007. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on hand, we expect to borrow under our unsecured lines of credit arrangements. At September 30, 2007, we had $31,440,000 of cash and cash equivalents and $1,005,000,000 of available borrowing capacity under our unsecured line of credit arrangement.
Windrose Medical Properties Trust Merger
          As discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2006, we completed our merger with Windrose Medical Properties Trust on December 20, 2006. These operations are the principal component of our operating property segment (see Note L to our unaudited consolidated financial statements). The results of operations for this segment represent the primary change in our consolidated results of operations from the prior year. Allocation of the purchase price has not been finalized and is subject to adjustment.
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
Key Transactions in 2007
          We have completed the following key transactions to date in 2007:
•	our Board of Directors increased our quarterly dividend to $0.66 per share, which represents a two cent increase from the quarterly dividend of $0.64 paid for 2006. The dividend declared for the quarter ended September 30, 2007 represents the 146th consecutive dividend payment;

•	we completed $891,806,000 of gross investments and had $101,260,000 of investment payoffs during the nine months ended September 30, 2007;

•	we completed a public offering of 6,325,000 shares of common stock with net proceeds to the company of approximately $265,294,000 in April 2007;

•	we issued $400,000,000 of 4.75% convertible senior unsecured notes due July 2027 with net proceeds to the company of approximately $389,166,000 in July 2007; and

•	we closed on a $1,150,000,000 unsecured revolving credit facility in August 2007 to replace our $700,000,000 facility which was scheduled to mature in July 2009 and our $40,000,000 facility which was scheduled to mature in May 2008. Among other things, the new facility provides us with additional financial flexibility and borrowing capacity, extends our agreement to August 2011 and reduces our incremental borrowing cost from 80 basis points to 60 basis points over LIBOR based on our then current ratings.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2006	2006	2006	2006	2007	2007	2007

Net income (loss) available to common stockholders	$19,645	$22,668	$21,480	$17,494	$23,356	$25,620	$24,529
Funds from operations	41,354	45,870	45,898	44,459	56,207	59,979	63,830
Funds available for distribution	49,975	47,071	48,032	46,809	53,825	59,016	66,379

Per share data (fully diluted):
Net income (loss) available to common stockholders	$0.34	$0.37	$0.34	$0.27	$0.32	$0.32	$0.30
Funds from operations	0.71	0.74	0.73	0.69	0.76	0.75	0.79
Funds available for distribution	0.85	0.76	0.76	0.72	0.73	0.74	0.82
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

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,		September 30,
	2006		2006		2006		2006		2007		2007		2007

Debt to book capitalization ratio	52%		49%		51%		53%		54%		52%		53%
Debt to market capitalization ratio	38%		37%		36%		39%		40%		41%		40%

Interest coverage ratio	2.99	x	3.16	x	2.98	x	2.75	x	2.82	x	2.83	x	2.81	x
Fixed charge coverage ratio	2.41	x	2.52	x	2.41	x	2.23	x	2.28	x	2.30	x	2.31	x
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

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2006	2006	2006	2006	2007	2007	2007

Asset mix:
Real property	94%	94%	93%	95%	94%	95%	94%
Loans receivable	6%	6%	7%	5%	6%	5%	6%

Investment mix:
Independent living/CCRCs	15%	15%	16%	13%	13%	13%	14%
Assisted living facilities	33%	33%	32%	25%	24%	22%	21%
Skilled nursing facilities	45%	45%	46%	34%	36%	33%	32%
Medical office buildings				22%	21%	26%	26%
Specialty care facilities	7%	7%	6%	6%	6%	6%	7%

Customer mix:
Emeritus Corporation	12%	12%	11%	9%	8%	8%	7%
Brookdale Senior Living Inc.	10%	10%	9%	7%	7%	6%	5%
Life Care Centers of America, Inc.	7%	8%	7%	6%	6%	5%	5%
Home Quality Management, Inc.			8%	6%	6%	5%	5%
Merrill Gardens L.L.C.	7%	7%	6%	4%	4%	4%	4%
Tara Cares, LLC		6%
Delta Health Group, Inc.	6%
Remaining operators/tenants	58%	57%	59%	68%	69%	72%	74%

Geographic mix:
Florida	14%	14%	15%	17%	16%	16%	16%
Texas	8%	8%	8%	11%	13%	13%	13%
Massachusetts	12%	11%	11%	8%	8%	7%	7%
California				7%	7%	7%	7%
Ohio	9%	9%	8%	6%	6%	6%	6%
North Carolina	7%	7%	6%
Remaining states	50%	51%	52%	51%	50%	51%	51%
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

	June 30, 2005		June 30, 2006		June 30, 2007
	CBMF	CAMF	CBMF	CAMF	CBMF	CAMF
Independent living/CCRCs (1)			1.47x	1.25x	1.46x	1.26x
Assisted living facilities	1.51x	1.28x	1.51x	1.30x	1.59x	1.37x
Skilled nursing facilities	2.20x	1.65x	2.16x	1.55x	2.21x	1.60x
Specialty care facilities	3.53x	2.91x	3.18x	2.65x	2.57x	2.01x

Weighted averages	1.91x	1.54x	1.95x	1.53x	1.96x	1.52x

(1)	As a result of our significant independent living/continuing care retirement community acquisitions in the fourth quarter of 2005, we began to separately disclose this facility classification in our portfolio reporting. We adopted the National Investment Center definitions and reclassified certain of our existing facilities to this classification.

          Operating Properties. The primary performance measure for our operating properties is net operating income (“NOI”) as discussed below in Non-GAAP Financial Measures. At September 30, 2007, we had 117 medical office buildings and four specialty care facilities in our operating properties portfolio. The following table summarizes and reconciles our net operating income for the periods indicated (in thousands):

	Rental	Property Operating	Net Operating
	Income	Expenses	Income

Three months ended September 30, 2007:
Medical office buildings	$30,984	$10,296	$20,688
Specialty care facilities	1,810	130	1,680

Totals	$32,794	$10,426	$22,368

Nine months ended September 30, 2007:
Medical office buildings	$81,332	$26,044	$55,288
Specialty care facilities	5,250	207	5,043

Totals	$86,582	$26,251	$60,331

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
          The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Nine Months Ended		Change
	Sep. 30, 2007	Sep. 30, 2006	$	%

Cash and cash equivalents at beginning of period	$36,216	$36,237	$(21)	0%
Cash provided from (used in) operating activities	191,371	158,984	32,387	20%
Cash provided from (used in) investing activities	(603,538)	(289,804)	(313,734)	108%
Cash provided from (used in) financing activities	407,391	110,073	297,318	270%

Cash and cash equivalents at end of period	$31,440	$15,490	$15,950	103%

          Operating Activities. The change in net cash provided from operating activities is primarily attributable to an increase in net income, excluding depreciation and amortization, and to changes in straight-line rent. The increase in net income is discussed below in “Results of Operations.”

     The following is a summary of our straight-line rent and above/below market amortization (dollars in thousands):

	Nine Months Ended		Change
	Sep. 30, 2007	Sep. 30, 2006	$	%

Gross straight-line rental income	$12,664	$6,520	$6,144	94%
Cash receipts due to real property sales	(2,670)	(1,623)	(1,047)	65%
Prepaid rent receipts	(8,121)	(14,653)	6,532	-45%
Amortization related to above/below market leases	656	0	656	n/a

	$2,529	$(9,756)	$12,285	n/a

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
     Investing Activities. The changes in net cash used in investing activities are primarily attributable to net changes in real property and loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Nine Months Ended
	Sep. 30, 2007		Sep. 30, 2006
	Facilities	Amount	Facilities	Amount

Real property acquisitions:
Independent living/CCRCs	1	$43,000	2	$25,337
Assisted living facilities	3	14,975	4	30,650
Skilled nursing facilities	8	122,875	16	141,482
Medical office buildings	25	356,518		0
Specialty care facilities	1	11,923		0
Land parcels		8,928		3,274

Total acquisitions	38	558,219	22	200,743
Less: Assumed debt		(160,001)		(25,049)
Assumed other assets/(liabilities), net		(8,019)		0

Cash disbursed for acquisitions		390,199		175,694
Construction in progress cash advances		180,563		103,237
Capital improvements to existing properties		16,919		11,665

Total cash invested in real property		587,681		290,596

Real property dispositions:
Assisted living facilities	9	57,794	4	26,974
Skilled nursing facilities	1	4,500	3	7,827
Land parcels		3,646		487

Proceeds from real property sales	10	65,940	7	35,288

Net cash investments in real property	28	$521,741	15	$255,308

Advances on loans receivable:
Investments in new loans		$106,213		$64,319
Draws on existing loans		15,125		9,807

Total investments in loans		121,338		74,126

Receipts on loans receivable:
Loan payoffs		38,095		30,046
Principal payments on loans		6,963		12,422

Total principal receipts on loans		45,058		42,468

Net cash advances (receipts) on loans receivable		$76,280		$31,658

     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common stock and dividend payments.

     For the nine months ended September 30, 2007, we had a net decrease of $80,000,000 on our unsecured lines of credit arrangements as compared to a net increase of $81,000,000 for the same period in 2006.
     The changes in our senior unsecured notes are due to the issuance of $400,000,000 of 4.75% convertible senior unsecured notes in July 2007 and the repayment of $52,500,000 of 7.5% senior unsecured notes that matured in August 2007. The increase in secured debt principal payments is primarily attributable to the extinguishment of $20,506,000 of loans during the three months ended June 30, 2007. See the discussion of interest expense below in “Results of Operations” for additional information.
     The following is a summary of our common stock issuances (dollars in thousands, except per share amounts):

	Shares Issued	Issue Price	Gross Proceeds	Net Proceeds

April 2006 public issuance	3,222,800	$36.00	$116,021	$109,749
2006 DRIP	1,440,341	35.28	50,811	50,811
2006 Options	210,585	21.93	4,619	4,619

2006 Totals	4,873,726		$171,451	$165,179

April 2007 public issuance	6,325,000	$44.01	$278,363	$265,294
2007 DRIP	1,254,851	41.54	52,123	52,123
2007 Options	354,473	28.22	10,002	10,002

2007 Totals	7,934,324		$340,488	$327,419

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increase in dividends is primarily attributable to an increase in our common stock outstanding (as discussed above) and dividends paid on our Series G Preferred Stock issued in December 2006 in conjunction with the Windrose merger in December 2006.
     The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	Sep. 30, 2007		Sep. 30, 2006
	Per Share	Amount	Per Share	Amount

Common Stock	$1.6191	$129,088	$1.9000	$116,272
Series D Preferred Stock	1.4766	5,906	1.4766	5,906
Series E Preferred Stock	1.1250	84	1.1250	84
Series F Preferred Stock	1.4297	10,008	1.4297	10,008
Series G Preferred Stock	1.4064	2,953		0

Totals		$148,039		$132,270

Off-Balance Sheet Arrangements
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation under the letter of credit matures in 2009. At September 30, 2007, our obligation under the letter of credit was $2,450,000.
     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on the general trend in interest rates at the applicable dates, our perception of the future volatility of interest rates and our relative levels of variable rate debt and variable rate investments. As of September 30, 2007, we participated in two forward-starting interest rate swap agreements related to our long-term debt. Please see Note E to our unaudited consolidated financial statements for additional information.

Contractual Obligations
     The following table summarizes our payment requirements under contractual obligations as of September 30, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter

Unsecured lines of credit arrangements	$145,000	$0	$0	$145,000	$0
Senior unsecured notes (1)	1,887,330		42,330		1,845,000
Secured debt (1)	512,036	2,133	81,260	67,601	361,042
Trust preferred liability (1)	51,000	51,000
Contractual interest obligations	1,432,552	44,369	294,355	276,501	817,327
Capital lease obligations	0
Operating lease obligations	53,795	921	6,350	5,643	40,881
Purchase obligations	626,653	29,692	297,642	281,686	17,633
Other long-term liabilities	0

Total contractual obligations	$4,708,366	$128,115	$721,937	$776,431	$3,081,883

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
     At September 30, 2007, we had an unsecured credit arrangement with a consortium of seventeen banks providing for a revolving line of credit (“revolving credit”) in the amount of $1.15 billion, which is scheduled to expire on August 5, 2011. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (5.73% at September 30, 2007). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at September 30, 2007. In addition, we pay a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at September 30, 2007. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. At September 30, 2007, we had $145,000,000 outstanding under the unsecured line of credit arrangement and estimated total contractual interest obligations of $34,585,000. Contractual interest obligations are estimated based on the assumption that the balance of $145,000,000 at September 30, 2007 is constant until maturity at interest rates in effect at September 30, 2007.
     We have $1,887,330,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 4.75% to 8.0%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $1,205,275,000 at September 30, 2007. Additionally, we have mortgage loans with total outstanding principal of $512,036,000, collateralized by owned properties, with fixed annual interest rates ranging from 4.89% to 8.21%, payable monthly. The carrying values of the properties securing the mortgage loans totaled $983,851,000 at September 30, 2007. Total contractual interest obligations on mortgage loans totaled $192,321,000 at September 30, 2007.
     At September 30, 2007, we had $51,000,000 of trust preferred liability principal outstanding with a fixed annual interest rate of 7.22%. On November 6, 2007, we purchased all $50,000,000 of the outstanding trust preferred securities at par for the purpose of unwinding this financing arrangement and extinguishing the liability of an operating partnership to a subsidiary trust. At September 30, 2007, we had $371,000 of contractual interest obligations for this liability. Please see Note N to our unaudited consolidated financial statements for additional information.
     At September 30, 2007, we had operating lease obligations of $53,795,000 relating primarily to ground leases at certain of our properties and office space leases.
     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At September 30, 2007, we had outstanding construction financings of $229,134,000 for leased properties and were committed to providing additional financing of approximately $593,428,000 to complete construction. At September 30, 2007, we had contingent purchase obligations totaling $33,225,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.
Capital Structure
     As of September 30, 2007, we had stockholders’ equity of $2,260,684,000 and a total outstanding debt balance of $2,600,586,000, which represents a debt to total book capitalization ratio of 53%. Our ratio of debt to market capitalization was 40% at September 30, 2007. For the nine months ended September 30, 2007, our interest coverage ratio was 2.82 to 1.00. For the nine months ended September 30, 2007, our fixed charge coverage ratio was 2.30 to 1.00. Also, at September 30, 2007, we had $31,440,000 of cash and cash equivalents and $1,005,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.
     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2007, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings with Moody’s Investors

Service and Standard & Poor’s Ratings Services. However, under our unsecured lines of credit arrangements, these ratings on our senior unsecured notes are used to determine the fees and interest payable.
     As of October 31, 2007, our senior unsecured notes were rated Baa2 (stable), BBB- (positive) and BBB (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
     On May 12, 2006, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of October 31, 2007, we had an effective registration statement on file in connection with our enhanced DRIP program under which we may issue up to 10,760,247 shares of common stock. As of October 31, 2007, 9,856,325 shares of common stock remained available for issuance under this registration statement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured lines of credit arrangements.
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

	Three Months Ended				Change			Nine Months Ended				Change
	Sep. 30, 2007		Sep. 30, 2006		$		%	Sep. 30, 2007		Sep. 30, 2006		$		%

Net income available to common stockholders	$24,529		$21,480		$3,049		14%	$73,504		$63,793		$9,711		15%
Funds from operations	63,830		45,898		17,932		39%	180,018		133,120		46,898		35%
Funds available for distribution	66,379		48,032		18,347		38%	179,220		145,075		34,145		24%
EBITDA	107,546		76,465		31,081		41%	306,634		225,588		81,046		36%

Per share data (fully diluted):
Net income available to common stockholders	$0.30		$0.34		$(0.04)		-12%	$0.94		$1.04		$(0.10)		-10%
Funds from operations	0.79		0.73		0.06		8%	2.30		2.18		0.12		6%
Funds available for distribution	0.82		0.76		0.06		8%	2.29		2.37		(0.08)		-3%

Interest coverage ratio	2.81	x	2.98	x	-0.17	x	-6%	2.82	x	3.04	x	-0.22	x	-7%
Fixed charge coverage ratio	2.31	x	2.41	x	-0.10	x	-4%	2.30	x	2.44	x	-0.14	x	-6%
     Revenues were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2007	Sep. 30, 2006	$	%	Sep. 30, 2007	Sep. 30, 2006	$	%

Rental income	$117,930	$73,328	$44,602	61%	$332,907	$214,032	$118,875	56%
Interest income	5,947	4,436	1,511	34%	17,673	13,178	4,495	34%
Transaction fees and other income	1,199	1,019	180	18%	3,935	3,049	886	29%

Totals	$125,076	$78,783	$46,293	59%	$354,515	$230,259	$124,256	54%

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

     Interest income increased from 2006 primarily due to an increase in the balance of outstanding loans.
     Expenses were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2007	Sep. 30, 2006	$	%	Sep. 30, 2007	Sep. 30, 2006	$	%

Interest expense	$34,869	$23,290	$11,579	50%	$99,570	$68,482	$31,088	45%
Property operating expenses	10,426	0	10,426	n/a	26,251	0	26,251	n/a
Depreciation and amortization	39,933	22,947	16,986	74%	108,434	66,839	41,595	62%
General and administrative	8,626	5,010	3,616	72%	28,304	15,788	12,516	79%
Loan expense	1,504	782	722	92%	4,006	2,199	1,807	82%
Provision for loan losses	0	250	(250)	-100%	0	750	(750)	-100%

Totals	$95,358	$52,279	$43,079	82%	$266,565	$154,058	$112,507	73%

     The following is a summary of our interest expense (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2007	Sep. 30, 2006	$	%	Sep. 30, 2007	Sep. 30, 2006	$	%
Senior unsecured notes	$26,951	$19,574	$7,377	38%	$74,295	$58,722	$15,573	27%
Secured debt	7,885	2,357	5,528	235%	20,599	6,704	13,895	207%
Unsecured lines of credit	2,647	3,698	(1,051)	-28%	11,280	8,567	2,713	32%
Subsidiary trust liability	863	0	863	n/a	2,644	0	2,644	n/a
Capitalized interest	(3,162)	(1,384)	(1,778)	128%	(8,058)	(2,494)	(5,564)	223%
SWAP losses (savings)	(102)	29	(131)	n/a	(52)	100	(152)	n/a
Discontinued operations	(213)	(984)	771	-78%	(1,138)	(3,117)	1,979	-63%

Totals	$34,869	$23,290	$11,579	50%	$99,570	$68,482	$31,088	45%

     The increase in interest expense on senior unsecured notes is due to higher average borrowings offset by lower average interest rates. The following is a summary of our senior note activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
	Face	Weighted Avg.	Face	Weighted Avg.	Face	Weighted Avg.	Face	Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,539,830	6.159%	$1,194,830	6.566%	$1,539,830	6.159%	$1,194,830	6.566%
Debt issued	400,000	4.750%			400,000	4.750%
Principal payments	(52,500)	7.500%			(52,500)	7.500%

Ending balance	$1,887,330	5.823%	$1,194,830	6.566%	$1,887,330	5.823%	$1,194,830	6.566%

Monthly averages	$1,813,580	5.907%	$1,194,830	6.566%	$1,649,330	6.048%	$1,194,830	6.566%

     The change in interest expense on secured debt is due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$500,435	6.137%	$131,178	7.135%	$378,400	6.348%	$107,540	7.328%
Debt assumed	13,623	5.700%			159,958	5.814%	25,049	6.315%
Debt extinguished					(20,506)	7.732%
Principal payments	(2,022)	6.222%	(773)	7.213%	(5,816)	6.381%	(2,184)	7.264%

Ending balance	$512,036	6.125%	$130,405	7.135%	$512,036	6.125%	$130,405	7.135%

Monthly averages	$502,830	6.134%	$130,794	7.135%	$441,870	6.233%	$124,024	7.185%
     The change in interest expense on unsecured lines of credit arrangements is due primarily to the net effect and timing of average draws, paydowns and variable interest rate changes. The following is a summary of our unsecured lines of credit arrangements (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance outstanding at quarter end	$145,000	$276,000	$145,000	$276,000
Maximum amount outstanding at any month end	$145,000	$276,000	$381,000	$276,000
Average amount outstanding (total of daily principal balances divided by days in period)	$142,392	$209,662	$218,607	$168,518
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	7.43%	7.05%	6.88%	6.78%
     At September 30, 2007, we had $51,000,000 of trust preferred liability principal outstanding with a fixed annual interest rate of 7.22%. On November 6, 2007, we purchased all $50,000,000 of the outstanding trust preferred securities at par for the purpose of unwinding this financing arrangement and extinguishing the liability of an operating partnership to a subsidiary trust. Please see Note N to our unaudited consolidated financial statements for additional information.
     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the three and nine months ended September 30, 2007 totaled $3,162,000 and $8,058,000, respectively, as compared with $1,384,000 and $2,494,000 for the same periods in 2006.
     On May 6, 2004, we entered into two interest rate swap agreements (the “2004 Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The 2004 Swaps were treated as fair-value hedges for accounting purposes and we utilized the short-cut method to assess effectiveness. The 2004 Swaps were with highly rated counterparties in which we received a fixed rate of 6.0% and paid a variable rate based on six-month LIBOR plus a spread. On September 12, 2007, we terminated the 2004 Swaps and we received a $2,125,000 cash settlement. The unamortized amount of this settlement at September 30, 2007 was $2,059,000 and is recorded as an adjustment to the hedged item. This amount will be amortized to interest expense over the life of the hedged debt using the effective interest method. For the three and nine months ended September 30, 2007, we generated $73,000 and $23,000 of savings, respectively, related to the 2004 Swaps that was recorded as a reduction of interest expense. For the three and nine months ended September 30, 2006, we incurred $29,000 and $100,000 of losses, respectively, related to the 2004 Swaps that was recorded as an addition to interest expense.
     On July 2, 2007, we entered into two forward-starting interest rate swaps, with an aggregate notional amount of $200,000,000 that were designated as cash flow hedges of the variability in forecasted interest payments attributable to changes in the LIBOR swap rate, on long-term fixed rate debt forecasted to be issued in 2007. The 2007 Swaps have the economic effect of fixing $200,000,000 of our debt at 4.913% for five years. The 2007 Swaps were settled on July 17, 2007, which was the day after the forecasted debt was priced. The cash settlement value of these contracts at July 17, 2007, was $733,000. This amount represented the effective portion of the hedges as there was no hedge ineffectiveness. Therefore, the $733,000 settlement value was deferred in accumulated other comprehensive income (“AOCI”) and will be amortized to interest expense using the effective interest method. The unamortized amount of AOCI related to these contracts at September 30, 2007 is $704,000. For the three and nine months ended September 30, 2007, we reclassified $29,000 out of AOCI as a reduction of interest expense.

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
     General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three and nine months ended September 30, 2007, were 6.85% and 7.89%, respectively, as compared with 6.39% and 6.88% for the same periods in 2006. The increase from 2006 is primarily related to $1,750,000 of acquisition finders’ fees paid during the three months ended June 30, 2007 and costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives. During the quarter ended June 30, 2007, we recorded $1,750,000 of one-time acquisition finders’ fees paid to former Windrose management in connection with the closing of the Rendina/Paramount transaction. These fees relate to services rendered prior to the consummation of the Windrose merger in December 2006. Due to the recipients’ current employment status with the company, the fees have been expensed as compensation rather than included in the purchase price of the acquisition, as is typical with such fees.
     Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. The change in loan expense is primarily due to costs associated with the issuance of $345,000,000 of senior unsecured convertible notes in November and December 2006, costs related to the assumption of secured debt in connection with the Windrose merger in December 2006, the issuance of $400,000,000 of senior unsecured convertible notes in July 2007 and costs associated with the amendment of our unsecured line of credit in August 2007.
     As a result of our quarterly evaluation, we concluded that the allowance for loan losses at December 31, 2006 remained appropriate as of September 30, 2007. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed below in “Critical Accounting Policies.”
     Other items were comprised of the following (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2007	Sep. 30, 2006	$	%	Sep. 30, 2007	Sep. 30, 2006	$	%

Minority interests	$(121)	$0	$(121)	n/a	$(407)	$0	$(407)	n/a
Gain (loss) on sales of properties	766	108	658	609%	2,775	2,590	185	7%
Discontinued operations, net	483	201	282	140%	2,138	1,000	1,138	114%
Preferred dividends	(6,317)	(5,333)	(984)	18%	(18,952)	(15,998)	(2,954)	18%

Totals	$(5,189)	$(5,024)	$(165)	3%	$(14,446)	$(12,408)	$(2,038)	16%

     Minority interests primarily relate to certain joint venture properties acquired in connection with the Windrose merger in December 2006. There were no similar investments in the prior year period.
      One independent living facility and one assisted living facility were held for sale as of September 30, 2007. We did not recognize an impairment loss on these assets as the fair value less estimated costs to sell exceeded our carrying values. During the nine months ended September 30, 2007, we sold nine assisted living facilities, one skilled nursing facility and one parcel of land with carrying values of $63,165,000 for a net gain of $2,775,000. These properties generated $2,138,000 of income after deducting depreciation and interest expense from rental revenue for the nine months ended September 30, 2007. All properties sold subsequent to January 1, 2005 and held for sale at September 30, 2007 generated $1,000,000 of income after deducting depreciation and interest expense from rental revenue for the nine months ended September 30, 2006. Please refer to Note F to our unaudited consolidated financial statements for further discussion.
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2006	2006	2006	2006	2007	2007	2007

FFO Reconciliation:
Net income available to common stockholders	$19,645	$22,668	$21,480	$17,494	$23,356	$25,620	$24,529
Depreciation and amortization	23,262	24,131	24,526	25,645	33,860	35,547	40,137
Loss (gain) on sales of properties	(1,553)	(929)	(108)	1,324	(977)	(1,033)	(766)
Minority interests	0	0	0	(4)	(32)	(155)	(70)

Funds from operations	$41,354	$45,870	$45,898	$44,459	$56,207	$59,979	$63,830

Average common shares outstanding:
Basic	58,178	61,548	62,524	64,277	73,224	79,060	80,710
Diluted	58,535	61,868	62,866	64,687	73,791	79,546	81,163

Per share data:
Net income available to common stockholders
Basic	$0.34	$0.37	$0.34	$0.27	$0.32	$0.32	$0.30
Diluted	0.34	0.37	0.34	0.27	0.32	0.32	0.30

Funds from operations
Basic	$0.71	$0.75	$0.73	$0.69	$0.77	$0.76	$0.79
Diluted	0.71	0.74	0.73	0.69	0.76	0.75	0.79

	Nine Months Ended
	September 30,	September 30,
	2006	2007

FFO Reconciliation:
Net income available to common stockholders	$63,793	$73,504
Depreciation and amortization	71,917	109,545
Loss (gain) on sales of properties	(2,590)	(2,775)
Minority interests	0	(256)

Funds from operations	$133,120	$180,018

Average common shares outstanding:
Basic	60,766	77,686
Diluted	61,102	78,234

Per share data:
Net income available to common stockholders
Basic	$1.05	$0.95
Diluted	1.04	0.94

Funds from operations
Basic	$2.19	$2.32
Diluted	2.18	2.30

     The table below reflects the reconciliation of FAD to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization include provisions for depreciation and amortization from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2006	2006	2006	2006	2007	2007	2007

FAD Reconciliation:
Net income available to common stockholders	$19,645	$22,668	$21,480	$17,494	$23,356	$25,620	$24,529
Depreciation and amortization	23,262	24,131	24,526	25,645	33,860	35,547	40,137
Loss (gain) on sales of properties	(1,553)	(929)	(108)	1,324	(977)	(1,033)	(766)
Gross straight-line rental income	(2,400)	(2,216)	(1,904)	(2,912)	(4,231)	(3,878)	(4,555)
Prepaid/straight-line rent receipts	10,310	2,710	3,256	4,285	2,078	2,832	5,881
Rental income related to above/(below) market leases	0	0	0	(60)	(460)	(464)	268
Amortization of deferred loan expenses	711	707	782	1,056	1,267	1,236	1,504
Cap Ex, tenant improvements, lease commissions	0	0	0	(21)	(1,063)	(762)	(704)
Minority interests	0	0	0	(2)	(5)	(82)	85

Funds available for distribution	$49,975	$47,071	$48,032	$46,809	$53,825	$59,016	$66,379

Average common shares outstanding:
Basic	58,178	61,548	62,524	64,277	73,224	79,060	80,710
Diluted	58,535	61,868	62,866	64,687	73,791	79,546	81,163

Per share data:
Net income available to common stockholders
Basic	$0.34	$0.37	$0.34	$0.27	$0.32	$0.32	$0.30
Diluted	0.34	0.37	0.34	0.27	0.32	0.32	0.30

Funds available for distribution
Basic	$0.86	$0.76	$0.77	$0.73	$0.74	$0.75	$0.82
Diluted	0.85	0.76	0.76	0.72	0.73	0.74	0.82

	Nine Months Ended
	September 30,	September 30,
	2006	2007

FAD Reconciliation:
Net income available to common stockholders	$63,793	$73,504
Depreciation and amortization	71,917	109,545
Loss (gain) on sales of properties	(2,590)	(2,775)
Gross straight-line rental income	(6,520)	(12,664)
Prepaid/straight-line rent receipts	16,276	10,791
Rental income related to above/(below) market leases	0	(656)
Amortization of deferred loan expenses	2,199	4,006
Cap Ex, tenant improvements, lease commissions	0	(2,529)
Minority interests	0	(2)

Funds available for distribution	$145,075	$179,220

Average common shares outstanding:
Basic	60,766	77,686
Diluted	61,102	78,234

Per share data:
Net income available to common stockholders
Basic	$1.05	$0.95
Diluted	1.04	0.94

Funds available for distribution
Basic	$2.39	$2.31
Diluted	2.37	2.29

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

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,		September 30,
	2006		2006		2006		2006		2007		2007		2007

EBITDA Reconciliation:
Net income	$24,978		$28,001		$26,813		$22,958		$29,673		$31,937		$30,846
Interest expense	24,238		23,087		24,274		25,235		31,999		33,624		35,082
Tax expense (benefit)	0		12		70		0		11		(69)		(23)
Depreciation and amortization	23,262		24,131		24,526		25,645		33,860		35,547		40,137
Amortization of deferred loan expenses	711		707		782		1,056		1,267		1,236		1,504

EBITDA	73,189		75,938		76,465		74,894		96,810		102,275		107,546
Stock-based compensation expense	2,514		838		839		2,789		3,177		1,276		1,301
Provision for loan losses	250		250		250		250		0		0		0

Adjusted EBITDA	$75,953		$77,026		$77,554		$77,933		$99,987		$103,551		$108,847

Interest Coverage Ratio:
Interest expense	$24,238		$23,087		$24,274		$25,235		$31,999		$33,624		$35,082
Capitalized interest	202		909		1,384		1,976		2,327		2,570		3,162

Total interest	24,440		23,996		25,658		27,211		34,326		36,194		38,244
EBITDA	$73,189		$75,938		$76,465		$74,894		$96,810		$102,275		$107,546

Interest coverage ratio	2.99	x	3.16	x	2.98	x	2.75	x	2.82	x	2.83	x	2.81	x

Adjusted EBITDA	$75,953		$77,026		$77,554		$77,933		$99,987		$103,551		$108,847

Interest coverage ratio-adjusted	3.11	x	3.21	x	3.02	x	2.86	x	2.91	x	2.86	x	2.85	x

Fixed Charge Coverage Ratio:
Total interest	$24,440		$23,996		$25,658		$27,211		$34,326		$36,194		$38,244
Secured debt principal amortization	643		768		773		849		1,894		1,894		2,022
Preferred dividends	5,333		5,333		5,333		5,464		6,317		6,317		6,317

Total fixed charges	30,416		30,097		31,764		33,524		42,537		44,405		46,583
EBITDA	$73,189		$75,938		$76,465		$74,894		$96,810		$102,275		$107,546

Fixed charge coverage ratio	2.41	x	2.52	x	2.41	x	2.23	x	2.28	x	2.30	x	2.31	x

EBITDA — adjusted	$75,953		$77,026		$77,554		$77,933		$99,987		$103,551		$108,847

Fixed charge coverage ratio-adjusted	2.50	x	2.56	x	2.44	x	2.32	x	2.35	x	2.33	x	2.34	x

	Nine Months Ended
	September 30,		September 30,
	2006		2007

EBITDA Reconciliation:
Net income	$79,791		$92,456
Interest expense	71,599		100,708
Tax expense (benefit)	82		(81)
Depreciation and amortization	71,917		109,545
Amortization of deferred loan expenses	2,199		4,006

EBITDA	225,588		306,634
Stock-based compensation expense	4,191		5,753
Provision for loan losses	750		0

Adjusted EBITDA	$230,529		$312,387

Interest Coverage Ratio:
Interest expense	$71,599		$100,708
Capitalized interest	2,494		8,058

Total interest	74,093		108,766
EBITDA	$225,588		$306,634

Interest coverage ratio	3.04	x	2.82	x

Adjusted EBITDA	$230,529		$312,387

Interest coverage ratio-adjusted	3.11	x	2.87	x

Fixed Charge Coverage Ratio:
Total interest	$74,093		$108,766
Secured debt principal amortization	2,184		5,816
Preferred dividends	15,998		18,952

Total fixed charges	92,275		133,534
EBITDA	$225,588		$306,634

Fixed charge coverage ratio	2.44	x	2.30	x

EBITDA — adjusted	$230,529		$312,387

Fixed charge coverage ratio-adjusted	2.50	x	2.34	x

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
     Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2006 for further information regarding significant accounting policies that impact us. There have been no material changes to these policies in 2007. See Note M to our unaudited consolidated financial statements for the impact of new accounting pronouncements.
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

As a result of our quarterly evaluation, we concluded that the allowance for loan losses at December 31, 2006 remained appropriate as of September 30, 2007, resulting in an allowance for loan losses of $7,406,000 relating to loans with outstanding balances of $111,499,000. Also at September 30, 2007, we had a loan with an outstanding balance of $799,000 on non-accrual status.

Nature of Critical	Assumptions/Approach
Accounting Estimate	Used

Business Combinations

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

For the nine months ended September 30, 2007, we recorded $87,259,000, $12,333,000 and $9,953,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 32.1 years, 11.9 years and 4.8 years, respectively, for the nine months ended September 30, 2007.

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

We did not record any impairment charges for the nine months ended September 30, 2007.

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
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At September 30, 2007, we participated in two forward-starting interest rate swap agreements. At September 30, 2007, the swaps were reported at their fair value of $2,684,000 and are included in other assets and accumulated other comprehensive income.

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

For the nine months ended September 30, 2007, we recognized $17,673,000 of interest income and $337,294,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $10,791,000 as compared to gross straight-line rental income recognized of $12,664,000 for the nine months ended September 30, 2007. At September 30, 2007, our straight-line receivable balance was $55,093,000, net of reserves totaling $1,152,000. Also at September 30, 2007, we had a loan with an outstanding balance of $799,000 on non-accrual status.
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

	September 30, 2007		September 30, 2006
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value

Senior unsecured notes	$1,887,330	$(96,359)	$1,194,830	$(33,301)
Secured debt	512,036	(24,422)	130,405	(5,445)
Liability to a subsidiary trust issuing preferred securities(1)	51,000	(1,618)

Totals	$2,450,366	$(122,399)	$1,325,235	$(38,746)

(1)	At September 30, 2007, we had $51,000,000 of trust preferred liability principal outstanding with a fixed annual interest rate of 7.22%. On November 6, 2007, we purchased all $50,000,000 of the outstanding trust preferred securities at par for the purpose of unwinding this financing arrangement and extinguishing the liability of an operating partnership to a subsidiary trust. Please see Note N to our unaudited consolidated financial statements for additional information.
     On September 12, 2007, we entered into two forward-starting interest rate swaps (“the 2007 Swaps”) for a total notional amount of $250,000,000 to hedge 10 years of interest payments associated with a long-term borrowing that is expected to occur in 2008. The 2007 Swaps each have an effective date of September 12, 2008 and a maturity date of September 12, 2018. We expect to settle the 2007 Swaps when the debt is priced. The 2007 Swaps have the economic effect of fixing $250,000,000 of our future debt at 4.469% for 10 years. The 2007 Swaps have been designated as cash flow hedges and we expect the 2007 Swaps to be highly effective at offsetting changes in cash flows of interest payments on $250,000,000 of our future debt due to changes in the LIBOR swap rate. Therefore, effective changes in the fair value of the 2007 Swaps will be recorded in accumulated other comprehensive income and reclassified to interest expense when the hedged forecasted transactions affect earnings (as interest payments are made on the expected debt issuance). The ineffective portion of the changes in fair value will be recorded directly in earnings. At September 30, 2007, the 2007 Swaps were reported at their fair value of $2,684,000 and are included in other assets and accumulated other comprehensive income. A 1% increase in interest rates would result in an increase in fair value of our 2007 Swaps by approximately $17,463,000 at September 30, 2007.
     Our variable rate debt, including our unsecured lines of credit arrangements, is reflected at fair value. At September 30, 2007, we had $145,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $1,450,000. At September 30, 2006, we had $276,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $2,760,000.
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
Item 6. Exhibits

4.1	Indenture, dated as of November 20, 2006, between Health Care REIT, Inc. and The Bank of New York Trust Company, N.A. (filed with the SEC as Exhibit 4.1 to Health Care REIT, Inc.’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).

4.2	Supplemental Indenture No. 1, dated as of November 20, 2006, between Health Care REIT, Inc. and The Bank of New York Trust Company, N.A. (filed with the SEC as Exhibit 4.2 to Health Care REIT, Inc.’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).

4.3	Supplemental Indenture No. 2, dated as of July 20, 2007, between Health Care REIT, Inc. and The Bank of New York Trust Company, N.A. (filed with the SEC as Exhibit 4.1 to Health Care REIT, Inc.’s Form 8-K filed July 20, 2007, and incorporated herein by reference thereto).

10.1	Fourth Amended and Restated Loan Agreement, dated as of August 6, 2007, by and among Health Care REIT, Inc. and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Barclays Bank PLC, Calyon New York Branch and Fifth Third Bank, as documentation agents (filed with the SEC as Exhibit 10.2 to Health Care REIT, Inc.’s Form 10-Q filed August 9, 2007, and incorporated herein by reference thereto).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HEALTH CARE REIT, INC.

Date: November 7, 2007	By:	/s/ George L. Chapman
George L. Chapman,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2007	By:	/s/ Scott A. Estes
Scott A. Estes,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2007	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.,
Vice President and Controller (Principal Accounting Officer)