Form 10-K
period 2007-12-31
HEALTH CARE REIT INC /DE/
filed 2008-02-28
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,260,216,426.

As of February 15, 2008, there were 85,759,075 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 1, 2008, are incorporated by reference into Part III.

HEALTH CARE REIT, INC.
2007 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	26
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	33
Item 3.	Legal Proceedings	36
Item 4.	Submission of Matters to a Vote of Security Holders	36

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37
Item 6.	Selected Financial Data	39
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	94
Item 9A.	Controls and Procedures	94
Item 9B.	Other Information	96

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	96
Item 11.	Executive Compensation	96
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	96
Item 13.	Certain Relationships and Related Transactions and Director Independence	96
Item 14.	Principal Accounting Fees and Services	96

PART IV
Item 15.	Exhibits and Financial Statement Schedules	97
EX-10.35
EX-21
EX-23
EX-24.1
EX-24.2
EX-24.3
EX-24.4
EX-24.5
EX-24.6
EX-24.7
EX-24.8
EX-24.9
EX-24.10
EX-24.11
EX-24.12
EX-24.13
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.	Business

General

Health Care REIT, Inc., a Delaware Corporation, is an equity real estate investment trust (“REIT”) that invests across the full spectrum of senior housing and health care real estate, including continuing care retirement communities, independent living, assisted living, skilled nursing, hospitals, long-term acute care hospitals and medical office buildings. We also offer a full array of property management and development services. Founded in 1970, we were the first REIT to invest exclusively in health care properties. As of December 31, 2007, we had $5,020,026,000 of real estate investments in 638 properties located in 38 states.

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

Depending on the availability and cost of external capital, we anticipate investing in additional properties and providing loans to qualified obligors. Capital for future investments may be provided by borrowing under our unsecured line of credit arrangement, public or private offerings of debt or equity securities, or the incurrence or assumption of secured indebtedness.

References herein to “we,” “us,” “our” or the “Company” refer to Health Care REIT, Inc. and its subsidiaries unless specifically noted otherwise.

Windrose Medical Properties Trust Merger

As discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2006, we completed our merger with Windrose Medical Properties Trust on December 20, 2006. These operations are the principal component of our operating property segment. The results of operations for this segment represent the primary change in our consolidated results of operations from the prior year. Allocation of the purchase price has been finalized. See Note 2 to our consolidated financial statements for additional information.

Rendina/Paramount Acquisition

In May 2007, we completed the acquisition of 17 medical office buildings and Paramount Real Estate Services, a property management company, from affiliates of Rendina Companies. The results of operations for these properties and Paramount have been included in our consolidated results of operations from the date of acquisition. Allocation of the purchase price has been finalized. See Note 2 to our consolidated financial statements for additional information.

Portfolio of Properties

The following table summarizes our portfolio as of December 31, 2007:

	Investments	Percentage of	Revenues(1)	Percentage of	Number of	# Beds/Units	Investment per	Operators/
Type of Property	(In thousands)	Investments	(In thousands)	Revenues	Properties	or Sq. Ft.	metric (2)	Tenants	States

Independent
living/CCRCs	$777,349	15%	$45,502	9%	62	7,509 units	$157,564 per unit	21	22
Assisted living
facilities	1,043,467	21%	114,961	23%	206	12,750 units	98,087 per unit	24	33
Skilled nursing
facilities	1,592,035	32%	159,033	32%	227	30,647 beds	52,752 per bed	21	28
Medical office
buildings	1,248,264	25%	112,317	23%	121	5,032,333 sq. ft.	276 per sq. ft.	913	18
Specialty care
facilities	358,911	7%	25,484	5%	22	1,541 beds	248,321 per bed	11	10
Interest income			25,823	5%
Other income			10,035	3%

Totals	$5,020,026	100%	493,155	100%	638

(1)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2007.

(2)	Investment per metric was computed by using the total investment amount of $5,820,723,000 which includes real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $5,020,026,000 and $800,697,000, respectively.

Property Types

Our primary property types include investment properties and operating properties. Investment properties are those in which we do not participate in the management of the property and include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and certain specialty care facilities. Our operating properties are those in which we are responsible for the management of the property and are primarily medical office buildings. Our properties include stand-alone facilities that provide one level of service, combination facilities that provide multiple levels of service, and communities or campuses that provide a wide range of services. The following is a summary of our various property types.

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

Continuing Care Retirement Communities  Continuing care retirement communities include a combination of detached homes, an independent living facility, an assisted living facility and/or a skilled nursing facility on one campus. These communities are appealing to residents because there is no need for relocating when health and medical needs change. Resident payment plans vary, but can include entrance fees, condominium fees and rental fees. Many of these communities also charge monthly maintenance fees in exchange for a living unit, meals and some health services.

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

Specialty Care Facilities

Our specialty care facilities generally include acute care hospitals, long-term acute care hospitals and other specialty care facilities. Acute care hospitals provide a wide range of inpatient and outpatient services, including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Long-term acute care hospitals provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Other specialty care facilities typically provide specialized inpatient and outpatient care for specific illnesses or diseases, including, among others, orthopedic and neurologic care.

Medical Office Buildings

Medical office buildings are office and clinic facilities, often located near hospitals or on hospital campuses, specifically constructed and designed for the use by physicians and other health care personnel to provide services to their patients. They may also include ambulatory surgery centers that are used for general or specialty surgical procedures not requiring an overnight stay in a hospital. Medical office buildings typically contain sole and group physician practices and may provide laboratory and other patient services.

Investments

We invest across the full spectrum of senior housing and health care real estate. We diversify our investment portfolio by property type, operator/tenant and geographic location. In determining whether to invest in a property, we focus on the following: (1) the experience of the obligor’s management team; (2) the historical and projected financial and operational performance of the property; (3) the credit of the obligor; (4) the security for the lease or loan; and (5) the capital committed to the property by the obligor. We conduct market research and analysis for all potential investments. In addition, we review the value of all properties, the interest rates and covenant requirements of any debt to be assumed and the anticipated sources of repayment of any existing debt that is not to be assumed.

We monitor our investments through a variety of methods determined by the type of property and obligor. Our asset management process generally includes review of monthly financial statements and other operating data for each property, periodic review of obligor creditworthiness, periodic property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks.

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

Investment Properties

Real Property.  Our investment properties are those in which we do not participate in the management of the property and are primarily land, building, improvements and related rights that are leased to operators under long-term operating leases. The net value of our investment properties aggregated approximately $3,016,993,000 at December 31, 2007. The leases generally have a fixed contractual term of 12 to 15 years and contain one or more five to 15-year renewal options. Most of our rents are received under triple-net leases requiring the operator to pay rent and all additional charges incurred in the operation of the leased property. The tenants are required to repair, rebuild and maintain the leased properties. Substantially all of these operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.

At December 31, 2007, 87% of our investment properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. This bundling feature benefits us because the tenant cannot limit the purchase or renewal to the better performing properties and terminate the leasing arrangement with respect to the poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature may provide a similar advantage if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject each of its leases. It is our intent that a tenant in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.

Construction.  We currently provide for the construction of properties for tenants as part of long-term operating leases. We capitalize certain interest costs associated with funds used to pay for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a transaction fee at the commencement of construction. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a Company representative. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guaranties. At December 31, 2007, we had outstanding construction investments of $313,709,000 and were committed to providing additional funds of approximately $800,697,000 to complete construction.

Real Estate Loans.  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees and are generally secured by a first, second or third mortgage lien, leasehold mortgage, corporate guaranties and/or personal guaranties. At December 31, 2007, we had outstanding real estate loans of $381,394,000. The interest yield averaged approximately 9.24% per annum on our outstanding real estate loan balances. Our yield on real estate loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The real estate loans outstanding at December 31, 2007 are generally subject to three to 20-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term. Typically, real estate loans are cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.

Operating Properties

Our operating properties primarily consist of multi-tenant medical office buildings leased to health care providers. Management of these properties is provided by Paramount Real Estate Services, our property management company. Leases with our tenants are primarily triple net leases that require the tenants to pay their proportionate share of operating expenses. Other lease types with our tenants are gross or modified gross leases, where all or a portion of our operating expenses are not reimbursed by tenants. Accordingly, we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, utilities and insurance. At December 31, 2007, 78% of our operating property leases were triple net as compared to 8% gross and 14% modified gross leases. Substantially all of our leases at operating properties include annual base rent escalation clauses that are either predetermined fixed increases or are a function of an inflation index, and typically have an initial term ranging from one to 20 years, with a weighted average remaining term of approximately six years as of December 31, 2007. Operating property leases are normally credit enhanced by guaranties and/or letters of credit. The net value of our operating properties aggregated approximately $1,307,931,000 at December 31, 2007.

Development Services Group

Through our subsidiary, HCN Development Services Group, Inc. (“DSG”), we develop quality specialty medical properties. Formerly known as Hospital Affiliates Development Corporation or “HADC,” DSG develops and constructs new “build-to-suit” and multi-tenant facilities for us, and in some instances, for third parties who are expected to develop long-term relationships with the Company. DSG provides services such as property development, facility and medical equipment planning and implementation services to healthcare services, physician groups and third party medical property owners.

Equity Investments

Equity investments consist of an investment in a public company that has a readily determinable fair market value. We classify this equity investment as available-for-sale and, accordingly, record this investment at its fair market value with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity. This investment represents a minimal ownership interest in the company.

Borrowing Policies

We utilize a combination of debt and equity to fund the purchase of new properties and to provide loan financing. Our debt and equity levels are determined by management to maintain a conservative credit profile. Generally, we intend to issue unsecured, fixed rate public debt with long-term maturities to approximate the maturities on our leases and loans. For short-term purposes, we may borrow on our unsecured line of credit arrangement. We replace these borrowings with long-term capital such as senior unsecured notes, common stock or preferred stock. When terms are deemed favorable, we may invest in properties subject to existing mortgage indebtedness. In addition, we may obtain secured financing for unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis. It is our intent to limit secured indebtedness. In our agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness.

Competition

We compete with other real estate investment trusts, real estate partnerships, private equity and hedge fund investors, banks, insurance companies, finance/investment companies, government-sponsored agencies, taxable and tax-exempt bond funds, health care operators, developers and other investors in the acquisition, development, leasing and financing of health care and senior housing properties. Some of our competitors are larger with greater resources and lower costs of capital than us. Increased competition inhibits our ability to identify and successfully complete investments. We compete for investments based on a number of factors including rates, financings offered, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital, construction and renovation costs and new and existing laws and regulations.

The operators/tenants of our properties compete on a local and regional basis with operators/tenants of properties that provide comparable services. Operators/tenants compete for patients and residents based on a number of factors including quality of care, reputation, physical appearance of properties, services offered, family preferences, physicians, staff and price. We also face competition from other health care facilities for tenants, such as physicians and other health care providers that provide comparable facilities and services.

For additional information on the risks associated with our business, please see “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

Employees

As of December 31, 2007, we had 198 employees.

Customer Concentrations

The following table summarizes certain information about our customer concentrations as of December 31, 2007 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment	Investment(1)

Concentration by investment:
Emeritus Corporation	50	$355,147	7%
Signature Healthcare LLC	34	325,744	6%
Brookdale Senior Living, Inc	84	258,990	5%
Life Care Centers of America, Inc.	25	255,168	5%
Senior Living Communities, LLC	8	187,437	4%
Remaining portfolio	437	3,637,540	73%

Totals	638	$5,020,026	100%

	Number of	Total	Percent of
	Properties	Revenue(2)	Revenue(3)

Concentration by revenue:
Emeritus Corporation	50	$39,546	8%
Brookdale Senior Living, Inc	84	37,791	8%
Home Quality Management, Inc.	35	24,512	5%
Life Care Centers of America, Inc.	25	23,854	5%
Tara Cares, LLC	33	18,982	4%
Remaining portfolio	411	338,435	68%
Other income	n/a	10,035	2%

Totals	638	$493,155	100%

(1)	Investments with our top five customers comprised 32% of total investments at December 31, 2006.

(2)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2007.

(3)	Revenues from our top five customers were 43% and 43% for the years ended December 31, 2006 and 2005, respectively.

Certain Government Regulations

Health Law Matters — Generally

We invest in assisted living, skilled nursing, independent living/continuing care retirement communities, medical office buildings and specialty care facilities, which represented approximately 21%, 32%, 15%, 25% and 7%, respectively, of our investments at December 31, 2007.

Typically, operators of assisted living and independent living facilities do not receive significant funding from governmental programs and are regulated by the states, not the federal government. Operators of skilled nursing and specialty care facilities do receive significant funding from governmental programs and are subject to federal and state laws that regulate the type and quality of the medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, distribution of pharmaceuticals, reimbursement and rate setting and operating policies. In addition, as described below, a number of our property operators are subject to extensive laws and regulations pertaining to health care fraud and abuse, including kickbacks, physician self-referrals and false claims. Hospitals, physician group practice clinics, and other health care facilities in our portfolio are subject to extensive federal, state and local licensure, certification, and inspection laws and regulations. Our tenants’ failure to comply with any of these laws could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification or exclusion from federal and state health care programs, loss of license or closure of the facility.

Licensing and Certification

The primary regulations that affect assisted living facilities are the states’ licensing laws. In granting and renewing these licenses, the regulatory authorities consider numerous factors relating to a property’s physical plant and operations including, but not limited to, admission and discharge standards and staffing and training. A decision to grant or renew a license is also affected by a property’s record with respect to patient and consumer rights and medication guidelines and rules. Certain of the senior housing facilities mortgaged to or owned by us may require the resident to pay an entrance or upfront fee, a portion of which may be refundable. These entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility’s financial condition, establishment and monitoring of reserve requirements and other financial restrictions, the right of residents to cancel their contracts within a specified period of time, lien rights in favor of residents, restrictions on change of ownership and similar matters. Such oversight and the rights of residents within these entrance fee communities may have an effect on the revenue or operations of the operators of such facilities and therefore may adversely affect us.

Skilled nursing facilities are subject to a variety of licensure and certificate of need (“CON”) laws and regulations. CON laws in those states that have them generally require a facility to demonstrate the need for constructing a new facility, expanding an existing facility, changing the ownership or control of an existing licensed facility, or terminating services that have been approved through the CON process. CONs, where applicable, generally are required before a covered facility can construct a new facility, add beds or expand services, invest in major capital equipment or add new services, or terminate services for which the facility has previously been awarded a CON and a license. The CON laws and regulations may restrict the ability of operators to add new properties or expand an existing facility’s size or services. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator. If we have to replace a barred property operator, our ability to replace the operator may be affected by CON rules and policies governing changes in control.

With respect to licensure, generally our skilled nursing and specialty care facilities are required to be licensed and certified for participation in the Medicare and Medicaid programs. This generally requires license renewals and compliance surveys on an annual or bi-annual basis. The failure of our operators to maintain or renew any required license or regulatory approval or the failure to correct serious survey deficiencies identified in compliance surveys could prevent them from continuing operations at a property. In addition, if a property is found out of compliance with the conditions of participation in Medicare, Medicaid or other health care programs, the property may be barred from participation in government reimbursement programs. Any of these occurrences may impair the ability of our operators to meet their obligations to us. If we have to replace a barred property operator, our ability to replace the operator may be affected by federal and state rules and policies governing changes in control. This may result in payment delays, an inability to find a replacement operator, a significant working capital commitment from us to a new operator or other difficulties.

Reimbursement

Assisted Living Facilities.  Approximately 23% of our rental revenues for the year ended December 31, 2007, were attributable to assisted living facilities. The majority of the revenues received by the operators of our assisted living facilities are from private pay sources. The remaining revenue source is primarily Medicaid under certain waiver programs. As a part of the Omnibus Budget Reconciliation Act (“OBRA”) of 1981, Congress established a waiver program enabling some states to offer Medicaid reimbursement to assisted living facilities as an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 permit states to seek a waiver from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for assisted living and home health. At December 31, 2007, five of our 24 assisted living operators received Medicaid reimbursement pursuant to Medicaid waiver programs. For the twelve months ended September 30, 2007, approximately 12% of the revenues at our assisted living facilities were from Medicaid reimbursement. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status. If a state loses its waiver status under Medicaid, the state will be unable to maintain Medicaid reimbursement to assisted living facilities, which will reduce the revenues of some of our operators, making it more difficult for such operators to cover expenses, including our rent or debt service.

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

Medicare Reimbursement and Skilled Nursing Facilities.  For the twelve months ended September 30, 2007, approximately 29% of the revenues at our skilled nursing facilities (which comprised 32% of our rental revenues for the year ended December 31, 2007) were from Medicare reimbursement. In an effort to reduce federal spending on health care, the Balanced Budget Act of 1997 (“BBA”) fundamentally altered Medicare payment methodologies for skilled nursing facilities by mandating the institution of the skilled nursing facility prospective payment system. The prospective payment system shifted reimbursement from reasonable cost to a prospective fee schedule that generally reduced Medicare reimbursement for skilled nursing facility services. The reductions in Medicare payments resulted in immediate financial difficulties for skilled nursing facilities and caused a number of operators to seek bankruptcy protection. The federal government subsequently passed legislation to lessen the negative financial impact from the prospective payment system. These payment increases have since expired.

Skilled nursing facilities received a 3.3% inflationary market basket increase in Medicare payments for federal fiscal year 2008, which represents $690 million of additional Medicare spending. Section 5008 of the Deficit Reduction Act of 2005 directs the Secretary (as defined in that statute) to conduct a demonstration program beginning January 1, 2008 assessing the costs and outcomes of patients discharged from hospitals in a variety of post-acute care settings, including skilled nursing facilities. The outcome of that demonstration program could lead to changes in Medicare coverage and reimbursement for post-acute care. It is not known how either the demonstration program, or any other changes in Medicare reimbursement or regulatory obligations that might be proposed, might impact tenants of the Company’s properties.

The BBA mandated caps on Medicare reimbursement for certain therapy services. However, Congress imposed various moratoriums on the implementation of those caps. The moratoriums on the therapy caps for Part B outpatient rehabilitation services expired December 31, 2005. The annual payment cap of $1,810 per patient applies to occupational therapy and a separate $1,810 cap applies to speech and physical therapy. Until June 30, 2008, patients exceeding the cap will be able to obtain additional Medicare coverage through a waiver program if the therapy is deemed medically necessary. If the waiver program is not further extended, patients will need to use private funds to pay for the cost of therapy above the caps. The waiver has historically been extended.

Medicare Reimbursement and Specialty Care Facilities.  For the twelve months ended September 30, 2007, approximately 39% of the revenues at our specialty care facilities (which comprised 5% of our rental revenues for the year ended December 31, 2007) were from Medicare. Specialty care facilities generally are reimbursed by Medicare under either the diagnosis related group prospective payment system reimbursement methodology for inpatient hospitals, or the long-term acute care hospital prospective payment system for long-term acute care hospitals. Acute care hospitals provide a wide range of inpatient and outpatient services including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Long-term acute care hospitals provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities.

With respect to Medicare’s diagnosis related group/outpatient prospective payment system methodology for regular hospitals, reimbursement for inpatient services is on the basis of a fixed, prospective rate based on the principal diagnosis of the patient. Hospitals are at risk to the extent that their costs in treating a specific case exceed the fixed payment. The diagnosis related group reimbursement system was significantly changed for 2008, with the expansion of diagnosis groups from 538 to 745 diagnosis related groups to greater reflect severity. It is possible that this change in the DRG system will adversely impact reimbursement for some of our hospitals. In some cases, a hospital might be able to qualify for an outlier payment if the hospital’s losses exceed a threshold.

Medicaid Reimbursement.  Medicaid is a major payor source for residents in our skilled nursing and specialty care facilities. For the twelve months ended September 30, 2007, approximately 52% of the revenues of our skilled nursing facilities and 28% of the revenues of our specialty care facilities were attributable to Medicaid payments. The federal government and the states share responsibility for financing Medicaid. The federal matching rate, known as the Federal Medical Assistance Percentage, varies by state based on relative per capita income, but is at least 50% in all states. On average, Medicaid is the largest component of total state spending, representing approximately 22.0% of total state spending. The percentage of Medicaid dollars used for long-term care varies from state to state due in part to different ratios of elderly population and eligibility requirements. Within certain federal guidelines, states have a wide range of discretion to determine eligibility and reimbursement methodology. Many states reimburse long-term care facilities using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care. Reasonable costs typically include allowances for staffing, administrative and general, and property and equipment (e.g., real estate taxes, depreciation and fair rental).

In most states, Medicaid does not fully reimburse the cost of providing skilled nursing services. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits. States in which we have skilled nursing property investments increased their per diem Medicaid rates roughly 3.3% on average for fiscal year 2008. Three of our states have effectively frozen rates for fiscal year 2008, which will impact profitability to the extent that expenses continue to rise. In addition, Medicaid rates may decline if revenues in a particular state are not sufficient to fund budgeted expenditures.

The Medicare Part D drug benefit became effective January 1, 2006. The direct impact on nursing facilities is that residents dually eligible for Medicare (and enrolled in one of the new Part D plans) and Medicaid now may enroll and receive reimbursement for drugs through Medicare Part D rather than through Medicaid. Part D will result in increased administrative responsibilities for nursing home operators because enrollment in Part D is voluntary and residents have the choice of multiple prescription drug plans. Operators may also experience increased expenses to the extent that patients’ specific prescribed drugs may not be on the Part D drug plan formulary for the plan in which specific patients are enrolled.

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

Other Related Laws

Skilled nursing and specialty care facilities (and assisted living facilities that receive Medicaid payments) are subject to federal, state and local laws and regulations that govern the operations and financial and other arrangements that may be entered into by health care providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by governmental programs. Other laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Still other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violations of these laws and regulations may include, but are not limited to, criminal and/or civil penalties and fines and a loss of licensure, immediate termination of governmental payments, and exclusion from eligibility for any governmental reimbursement. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs. In the ordinary course of its business, a property operator is regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations.

Each skilled nursing and specialty care property (and any assisted living property that receives Medicaid payments) is subject to the federal anti-kickback statute that generally prohibits persons from offering, providing, soliciting or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal health care program such as the Medicare and Medicaid programs. Skilled nursing and specialty care facilities are also subject to the federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs. Further, skilled nursing and specialty care facilities (and assisted living facilities that receive Medicaid payments) are subject to substantial financial penalties under the Civil Monetary Penalties Act and the False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” provisions. Private enforcement of health care fraud has increased due in large part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees. Some cases have been brought under the federal False Claims Act asserting claims for treble damages and up to $11,000 per claim on the basis of the alleged failure of a nursing facility to meet applicable regulations relating to the operation of the nursing facility. Prosecutions, investigations or whistle blower actions could have a material adverse effect on a property operator’s liquidity, financial condition and results of operations which could adversely affect the ability of the operator to meet its obligations to us. Finally, various state false claim and anti-kickback laws also may apply to each property operator. Violation of any of the foregoing statutes can result in criminal and/or civil penalties that could have a material adverse effect on the ability of an operator to meet its obligations to us.

Other legislative developments over the past several years, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), have greatly expanded the definition of health care fraud and related offenses and broadened its scope to include private health care plans in addition to government payors. Congress also has greatly increased funding for the Department of Justice, Federal Bureau of Investigation and the Office of the Inspector General of the Department of Health and Human Services to audit, investigate and prosecute suspected health care fraud. Moreover, a significant portion of the billions in health care fraud recoveries over the past several years has also been returned to government agencies to further fund their fraud investigation and prosecution efforts.

Additionally, other HIPAA provisions and regulations provide for communication of health information through standard electronic transaction formats and for the privacy and security of health information. In order to comply with the regulations, health care providers must undergo significant operational and technical changes. Operators also face significant financial exposure if they fail to maintain the confidentiality of medical records and personal, identifiable health information about individuals.

In November 2002, the Centers for Medicare & Medicaid Services (CMS), an agency of the U.S. Department of Health and Human Services, began a national Nursing Home Quality Initiative (NHQI). Under this initiative, historical survey information, the NHQI Pilot Evaluation Report and the NHQI Overview is made available to the public on-line. The NHQI website provides consumer and provider information regarding the quality of care in nursing homes. The data allows consumers, providers, states and researchers to compare quality information that shows how well nursing homes are caring for their residents’ physical and clinical needs. The posted nursing home quality measures come from resident assessment data that nursing homes routinely collect on the residents at specified intervals during their stay. If the operators of nursing facilities are unable to achieve quality of care ratings that are comparable or superior to those of their competitors, they may lose market share to other facilities, reducing their revenues and adversely impacting their ability to make rental payments.

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

Environmental Laws

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect health care facility operations or special medical properties. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender (such as the Company) may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability for such costs could exceed the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce revenues.

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

We have complied with, and will continue to comply with, regulatory rules to send annual letters to certain of our stockholders requesting information regarding the actual ownership of our stock. If, despite sending the annual letters, we do not know, or after exercising reasonable diligence would not have known, whether we failed to meet the Five or Fewer Requirement, we will be treated as having met the Five or Fewer Requirement. If we fail to comply with these regulatory rules, we will be subject to a monetary penalty. If our failure to comply was due to intentional disregard of the requirement, the penalty would be increased. However, if our failure to comply were due to reasonable cause and not willful neglect, no penalty would be imposed.

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

Certain of our subsidiaries have elected to be treated as a taxable REIT subsidiary. Taxable REIT subsidiaries are subject to full corporate level federal taxation on their earnings but are permitted to engage in certain types of activities that cannot be performed directly by REITs without jeopardizing their REIT status. Our taxable REIT subsidiaries will attempt to minimize the amount of these taxes, but there can be no assurance whether or the extent to which measures taken to minimize taxes will be successful. To the extent our taxable REIT subsidiaries are required to pay federal, state or local taxes, the cash available for distribution as dividends to us from our taxable REIT subsidiaries will be reduced.

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

Generally, for taxable years ending after May 6, 2003 through December 31, 2010, the maximum marginal rate of tax payable by individuals on dividends received from corporations that are subject to a corporate level of tax is 15%. Except in limited circumstances, this tax rate will not apply to dividends paid to you by us on our shares, because generally we are not subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our stockholders. The reduced maximum federal income tax rate will apply to that portion, if any, of dividends received by you with respect to our shares that are attributable to: (1) dividends received by us from non-REIT corporations or other taxable REIT subsidiaries; (2) income from the prior year with respect to which we were required to pay federal corporate income tax during the prior year (if, for example, we did not distribute 100% of our REIT taxable income for the prior year); or (3) the amount of any earnings and profits that were distributed by us and accumulated in a non-REIT year.

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

U.S. Federal Income and Estate Taxation of Holders of Our Debt Securities

The following is a general summary of the United States federal income tax consequences and, in the case that you are a holder that is a non-U.S. holder, as defined below, the United States federal estate tax consequences, of purchasing, owning and disposing of debt securities periodically offered under one or more indentures (the “notes”). This summary assumes that you hold the notes as capital assets. This summary applies to you only if you are the initial holder of the notes and you acquire the notes for a price equal to the issue price of the notes. The issue price of the notes is the first price at which a substantial amount of the notes is sold other than to bond houses, brokers or similar persons or organizations acting in the capacity of underwriters, placement agents or wholesalers. In addition, this summary does not consider any foreign, state, local or other tax laws that may be applicable to us or a purchaser of the notes.

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

Internet Access to Our SEC Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as our proxy statements and other materials that are filed with, or furnished to, the Securities and Exchange Commission are made available, free of charge, on the Internet at www.hcreit.com, as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

Item 1A.	Risk Factors

Forward-Looking Statements and Risk Factors

This section discusses the most significant factors that affect our business, operations and financial condition. It does not describe all risks and uncertainties applicable to us, our industry or ownership of our securities. If any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently think are not material, actually occur, we could be materially adversely affected. In that event, the value of our securities could decline.

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

When we use words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to:

•	the status of the economy;

•	the status of capital markets, including prevailing interest rates;

•	issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance;

•	changes in financing terms;

•	competition within the health care and senior housing industries;

•	negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans;

•	our ability to transition or sell facilities with profitable results;

•	the failure to make new investments as and when anticipated;

•	the failure of closings to occur as and when anticipated;

•	acts of God affecting our properties;

•	our ability to re-lease space at similar rates as vacancies occur;

•	our ability to timely reinvest sale proceeds at similar rates to assets sold;

•	operator/tenant bankruptcies or insolvencies;

•	government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements;

•	liability or contract claims by or against operators/tenants;

•	unanticipated difficulties and/or expenditures relating to future acquisitions;

•	environmental laws affecting our properties;

•	changes in rules or practices governing our financial reporting;

•	other legal and operational matters, including REIT qualification and key management personnel recruitment and rentention; and

•	the risks described below:

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

Transfers of health care facilities may require regulatory approvals and these facilities may not have efficient alternative uses

Transfers of health care facilities to successor operators frequently are subject to regulatory approvals, including change of ownership approvals under certificate of need (“CON”) laws and Medicare and Medicaid provider arrangements, that are not required for transfers of other types of real estate. The replacement of an operator could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. Alternatively, given the specialized nature of our facilities, we may be required to spend substantial time and funds to adapt these properties to other uses. If we are unable to timely transfer properties to successor operators or find efficient alternative uses, our revenue and operations may be adversely affected.

Risk factors related to government regulations

Our obligors’ businesses are affected by government reimbursement and private payor rates. To the extent that an operator/tenant receives a significant portion of its revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such property. In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures. Health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our obligors and properties. There can be no assurance that adequate reimbursement levels will be available for services provided by any property operator, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor’s liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us. See “Item 1 — Business — Certain Government Regulations — Reimbursement” above.

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

Many of our properties may require a license and/or CON to operate. Failure to obtain a license or CON, or loss of a required license or CON would prevent a facility from operating in the manner intended by the operators or tenants. These events could materially adversely affect our operators’ or tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of health care facilities, by requiring a CON or other similar approval.

Risk factors related to liability claims and insurance costs

Long-term care property operators (skilled nursing facilities, assisted living facilities, and independent living/continuing care retirement communities) have experienced substantial increases in both the number and size of patient care liability claims in recent years. As a result, general and professional liability costs have increased in some markets. No assurances can be given that the climate for long-term care general and professional liability insurance will improve in any states where the property operators conduct business. Insurance companies may reduce or stop writing general and professional liability policies for long-term care facilities. Thus, general and professional liability insurance coverage may be restricted or very costly, which may adversely affect the property operators’ future operations, cash flows and financial condition, and may have a material adverse effect on the property operators’ ability to meet their obligations to us.

Risk factors related to acquisitions

We are exposed to the risk that some of our acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide construction funding to an operator/tenant and the project is not completed, we may need to take steps to ensure completion of the project. Moreover, if we issue equity securities or incur additional debt, or both, to finance future acquisitions, it may reduce our per share financial results. These costs may negatively affect our results of operations.

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

Risk factors related to facilities that require entrance fees

Certain of our senior housing facilities require the payment of an upfront entrance fee by the resident, a portion of which may be refundable by the operator. Some of these facilities are subject to substantial oversight by state regulators relating to these funds. As a result of this oversight, residents of these facilities may have a variety of rights, including, for example, the right to cancel their contracts within a specified period of time and certain lien rights. The oversight and rights of residents within these facilities may have an effect on the revenue or operations of the operators of such facilities and therefore may negatively impact us.

Risk factors related to facilities under construction or development

At any given time, we may be in the process of constructing one or more new facilities that ultimately will require a CON and license before they can be utilized by the operator for their intended use. The operator also will need to obtain Medicare and Medicaid certification and enter into Medicare and Medicaid provider agreements or third party payor contracts. In the event that the operator is unable to obtain the necessary CON, licensure, certification, provider agreements or contracts after the completion of construction, there is a risk that we will not be able to earn any revenues on the facility until either the initial operator obtains a license or certification to operate the new facility and the necessary provider agreements or contracts or we can find and contract with a new operator that is able to obtain a license to operate the facility for its intended use and the necessary provider agreements or contracts.

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

In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates. If our financial projections with respect to a new property are inaccurate, and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in analyzing our investment. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties that are not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property.

We do not know if our tenants will renew their existing leases, and if they do not, we may be unable to lease the properties on as favorable terms, or at all

We cannot predict whether our tenants will renew existing leases at the end of their lease terms, which expire at various times through 2029. If these leases are not renewed, we would be required to find other tenants to occupy those properties. There can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all.

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

We might fail to qualify or remain qualified as a REIT

We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate in such a manner. If we lose our status as a REIT, we will face serious tax consequences that will substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified.

Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of federal taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. Also, if we were not a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required to pay dividends to stockholders amounting to at least the sum of (1) 85% of our REIT ordinary income for the year, (2) 95% of our REIT capital gain income for such year (other than capital gain that we elect to retain and pay tax on) and (3) any undistributed taxable income from preceding periods. See “Item 1 — Business — Federal Income Tax Considerations” for a discussion of the provisions of the Internal Revenue Code that apply to us and the effects of non-qualification.

In addition, if we fail to qualify as a REIT, all distributions to stockholders would continue to be treated as dividends to the extent of our current and accumulated earning and profits, although corporate stockholders may be eligible for the dividends received deduction and individual stockholders may be eligible for taxation at the rates generally applicable to long-term capital gains (currently at a maximum rate of 15%) with respect to distributions.

As a result of all these factors, our failure to qualify as a REIT also could impair our ability to implement our business strategy and would adversely affect the value of our common stock.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to remain qualified as a REIT. Although we believe that we qualify as a REIT, we cannot assure you that we will continue to qualify or remain qualified as a REIT for tax purposes. See “Item 1 — Business — Taxation — Federal Income Tax Considerations” included in this Annual Report on Form 10-K.

The 90% annual distribution requirement will decrease our liquidity and may limit our ability to engage in otherwise beneficial transactions

To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, we must make distributions to our stockholders. See “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Annual Distribution Requirements” included in this Annual Report on Form 10-K. Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. This may be due to the timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions also may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement. In the event that timing differences occur or we deem it appropriate to retain cash, we may borrow funds, issue additional equity securities (although we cannot assure you that we will be able to do so), pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. This may require us to raise additional capital to meet our obligations.

Other risk factors

We are also subject to other risks. First, our Second Restated Certificate of Incorporation and Amended and Restated By-Laws contain anti-takeover provisions (staggered board provisions, restrictions on share ownership and transfer and super majority stockholder approval requirements for business combinations) that could make it more difficult for or even prevent a third party from acquiring us without the approval of our incumbent Board of Directors. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

Additionally, we are dependent on key personnel. Although we have entered into employment agreements with our executive officers, losing any one of them could, at least temporarily, have an adverse impact on our operations. We believe that losing more than one would have a material adverse impact on our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters located at One SeaGate, Suite 1500, Toledo, Ohio 43604. We also lease corporate offices in Florida, Indiana and Tennessee. The following table sets forth certain information regarding the properties that comprise our investments as of December 31, 2007 (dollars in thousands):

	Number of	Number of	Total	Annualized
Property Location	Properties	Units	Investment	Income(1)

Assisted Living Facilities:
Arizona	4	242	$16,760	$2,262
California	9	619	53,989	7,681
Colorado	1	46	4,056	569
Connecticut	5	529	42,407	5,434
Delaware	1	97	19,985	2,134
Florida	12	727	49,206	5,877
Georgia	2	107	4,208	554
Idaho	3	232	14,219	1,757
Illinois	7	683	47,480	1,742
Indiana	2	78	4,742	701
Iowa	1	208	10,428	0
Kansas	1	119	10,278	1,097
Kentucky	1	80	7,178	893
Louisiana	1	123	7,155	1,271
Maryland	2	164	8,828	1,130
Massachusetts	7	525	64,092	7,909
Mississippi	2	161	12,667	1,604
Montana	3	205	14,160	1,770
Nevada	4	494	29,967	3,004
New Jersey	2	90	6,984	1,000
New York	4	241	40,780	3,883
North Carolina	41	1,867	168,604	22,394
Ohio	7	459	39,533	4,843
Oklahoma	17	644	21,716	3,028
Oregon	3	123	9,842	1,514
Pennsylvania	3	233	15,483	1,452
South Carolina	2	124	6,852	851
Tennessee	4	212	11,626	1,629
Texas	32	1,758	129,204	12,861
Utah	2	150	12,471	1,565
Virginia	4	325	39,222	4,360
Washington	9	622	57,384	5,994
Wisconsin	8	463	61,961	5,910

Total Assisted Living Facilities	206	12,750	1,043,467	118,673

	Number of	Number of	Total	Annualized
Property Location	Properties	Beds	Investment	Income(1)

Skilled Nursing Facilities:
Alabama	7	1,004	$36,308	$4,579
Arizona	2	342	16,846	1,976
Colorado	4	650	31,177	3,491
Connecticut	6	728	23,838	2,623
Florida	44	5,759	296,467	34,946
Georgia	3	499	15,740	1,966
Idaho	3	393	16,084	2,111
Illinois	4	406	29,686	2,974
Indiana	7	748	33,202	3,951
Kansas	1	163	8,976	901
Kentucky	10	1,311	61,927	7,717
Louisiana	7	854	33,167	3,328
Maryland	2	240	14,728	1,449
Massachusetts	20	2,833	197,244	22,153
Michigan	1	99	4,382	445
Mississippi	11	1,527	45,251	5,707
Missouri	3	407	18,075	1,670
Nevada	1	60	1,883	442
New Hampshire	1	68	4,390	530
New Jersey	1	176	4,520	530
Ohio	21	2,815	187,856	19,899
Oklahoma	3	668	20,192	2,569
Oregon	1	111	4,005	601
Pennsylvania	5	734	26,070	3,579
Tennessee	22	3,025	220,191	27,198
Texas	26	3,668	168,456	17,689
Utah	1	120	7,425	745
Virginia	10	1,239	63,949	6,157

Total Skilled Nursing Facilities	227	30,647	1,592,035	181,926

	Number of	Number of	Total	Annualized
Property Location	Properties	Units	Investment	Income(1)

Independent Living Facilities/ CCRCs:
Arizona	2	105	$12,389	$1,260
California	7	1,118	153,814	10,811
Colorado	4	580	64,903	3,777
Florida	6	1,224	135,732	12,601
Georgia	3	226	18,013	2,593
Idaho	1	254	13,197	1,659
Illinois	1	87	6,298	820
Indiana	3	599	84,467	3,593
Kansas	1	120	12,118	1,124
Maryland	1	0	2,509	205
Massachusetts	7	219	31,894	2,533
Missouri	1	65	5,857	559
Montana	1	18	1,939	319
Nevada	1	103	7,258	1,187
New York	2	108	10,286	1,287
North Carolina	2	352	31,420	1,999
Ohio	1	283	18,595	0
Pennsylvania	4	0	26,197	2,136
South Carolina	10	1,322	110,626	7,765
Texas	2	518	18,666	2,353
Washington	1	70	5,277	479
Wisconsin	1	138	5,894	0

Total Independent Living Facilities/CCRCs	62	7,509	777,349	59,060

	Number of		Total	Annualized
Property Location	Properties	Sq. Ft.	Investment	Income (1)

Medical Office Buildings:
Alabama	5	303,316	$45,004	$3,606
Alaska	1	63,383	29,795	2,200
Arizona	4	514,402	86,355	6,227
California	7	384,520	126,091	8,676
Colorado	1	36,386	7,559	585
Florida	27	935,944	291,664	18,301
Georgia	15	358,566	89,148	6,631
Illinois	3	71,345	17,609	1,446
Missouri	1	50,156	17,148	1,312
Nevada	9	324,845	116,497	8,437
New Jersey	4	341,490	33,791	2,134
New York	7	276,104	62,391	5,887
North Carolina	10	156,251	24,427	2,243
Ohio	1	20,106	7,706	677
Oklahoma	1	44,803	12,676	977
South Carolina	1	47,114	17,848	1,278
Tennessee	7	295,017	75,855	6,219
Texas	17	808,585	186,700	11,067

Total Medical Office Buildings	121	5,032,333	1,248,264	87,903

	Number of	Number of	Total	Annualized
Property Location	Properties	Beds	Investment	Income (1)

Specialty Care Facilities:
California	1	231	$6,949	$535
Idaho	1	60	19,838	0
Illinois	1	72	54,505	5,038
Indiana	2	90	19,012	273
Louisiana	1	50	11,996	728
Massachusetts	4	486	53,748	6,202
Ohio	1	42	26,876	3,871
Oklahoma	2	91	12,411	1,060
Texas	8	357	128,240	11,602
Wisconsin	1	62	25,336	2,505

Total Specialty Care Facilities	22	1,541	358,911	31,814

Total All Properties	638		$5,020,026	$479,376

(1)	Reflects contract rate of interest for loans, annual straight-line rent for leases with fixed escalators or annual cash rent for leases with contingent escalators, net of collectibility reserves if applicable.

Item 3.	Legal Proceedings

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

There were 5,405 stockholders of record as of February 15, 2008. The following table sets forth, for the periods indicated, the high and low prices of our common stock on the New York Stock Exchange, as reported on the Composite Tape, and common dividends paid per share:

	Sales Price		Dividends
	High	Low	Paid

2007
First Quarter	$48.55	$42.62	$0.2991	(1)
Second Quarter	45.80	38.64	0.6600
Third Quarter	44.24	35.08	0.6600
Fourth Quarter	46.55	41.00	0.6600
2006
First Quarter	$38.50	$33.68	$0.6200
Second Quarter	38.09	32.80	0.6400
Third Quarter	40.12	34.55	0.6400
Fourth Quarter	43.02	38.60	0.9809	(2)

(1)	Does not include the $0.3409 prorated dividend paid on December 28, 2006 in connection with the merger with Windrose Medical Properties Trust.

(2)	Includes $0.3409 prorated dividend paid on December 28, 2006.

Our Board of Directors approved a new quarterly dividend rate of $0.68 per share of common stock per quarter, commencing with the May 2008 dividend. Our dividend policy is reviewed annually by the Board of Directors. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors.

Stockholder Return Performance Presentation

Set forth below is a line graph comparing the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S & P Composite-500 Stock Index and the NAREIT Equity Index. As of December 31, 2007, 110 companies comprised the NAREIT Equity Index. The Index consists of REITs identified by NAREIT as equity (those REITs which have at least 75% of real property investments). Upon written request sent to the Senior Vice President-Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio, 43603-1475, we will provide stockholders with the names of the component issuers. The data are based on the closing prices as of December 31 for each of the five years. 2002 equals $100 and dividends are assumed to be reinvested.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
S & P 500	100.00	128.70	142.69	149.69	173.34	182.86
Health Care REIT	100.00	144.06	163.55	155.91	211.88	232.32
NAREIT Equity	100.00	137.13	180.43	202.38	273.34	230.45

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

The following selected financial data for the five years ended December 31, 2007 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31,
	2003	2004	2005	2006	2007

Operating Data
Revenues(1)	$170,141	$223,158	$264,622	$313,449	$486,022
Expenses:
Interest expense(1)	44,870	64,005	74,878	92,436	134,680
Depreciation and amortization(1)	38,723	59,669	70,956	88,433	145,893
Property operating expenses	0	0	0	1,115	37,475
Other expenses(1)(2)	17,274	20,391	20,073	30,259	43,630
Impairment of assets	2,792	314	0	0	0
Loss (gain) on extinguishment of debt	0	0	21,484	0	(1,081)

Total expenses	103,659	144,379	187,391	212,243	360,597
Income before minority interests	66,482	78,779	77,231	101,206	125,425
Minority interests	0	0	0	(13)	(238)

Income from continuing operations	66,482	78,779	77,231	101,193	125,187
Income from discontinued operations, net(1)	16,258	6,592	7,055	1,557	16,215

Net income	82,740	85,371	84,286	102,750	141,402
Preferred stock dividends	9,218	12,737	21,594	21,463	25,130
Preferred stock redemption charge	2,790	0	0	0	0

Net income available to common stockholders	$70,732	$72,634	$62,692	$81,287	$116,272

Other Data
Average number of common shares outstanding:
Basic	43,572	51,544	54,110	61,661	78,861
Diluted	44,201	52,082	54,499	62,045	79,409
Per Share Data
Basic:
Income from continuing operations available to common stockholders	$1.25	$1.28	$1.03	$1.29	$1.27
Discontinued operations, net	0.37	0.13	0.13	0.03	0.21

Net income available to common stockholders*	$1.62	$1.41	$1.16	$1.32	$1.47

Diluted:
Income from continuing operations available to common stockholders	$1.23	$1.27	$1.02	$1.29	$1.26
Discontinued operations, net	0.37	0.13	0.13	0.03	0.20

Net income available to common stockholders*	$1.60	$1.39	$1.15	$1.31	$1.46

Cash distributions per common share	$2.34	$2.385	$2.46	$2.8809	$2.2791

*	Amounts may not sum due to rounding

(1)	In accordance with FASB Statement No. 144, we have reclassified the income and expenses attributable to the properties sold subsequent to January 1, 2002 and attributable to the properties held for sale at December 31, 2007, to discontinued operations for all periods presented. See Note 16 to our audited consolidated financial statements.

(2)	Other expenses include loan expense, provision for loan losses and general and administrative expenses.

	December 31,
	2003	2004	2005	2006	2007

Balance Sheet Data
Net real estate investments	$1,992,446	$2,441,972	$2,849,518	$4,122,893	$5,012,620
Total assets	2,184,088	2,552,171	2,972,164	4,280,610	5,213,856
Total long-term obligations	1,014,541	1,192,958	1,500,818	2,198,001	2,704,668
Total liabilities and minority interests	1,034,409	1,216,892	1,541,408	2,301,817	2,809,500
Total redeemable preferred stock	120,761	283,751	276,875	338,993	330,243
Total stockholders’ equity	1,149,679	1,335,279	1,430,756	1,978,793	2,404,356

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Item 1 — Business” and “Item 1A — Risk Factors” above.

Executive Overview

Business

Health Care REIT, Inc. is an equity real estate investment trust that invests in the full spectrum of senior housing and health care real estate. Founded in 1970, we were the first REIT to invest exclusively in health care properties. The following table summarizes our portfolio as of December 31, 2007:

	Investments	Percentage of	Revenues(1)	Percentage of	Number of	# Beds/Units	Investment per	Operators/
Type of Property	(in thousands)	Investments	(in thousands)	Revenues	Properties	or Sq. Ft.	metric(2)	Tenants	States

Independent living/CCRCs	$777,349	15%	$45,502	9%	62	7,509 units	$157,564 per unit	21	22
Assisted living facilities	1,043,467	21%	114,961	23%	206	12,750 units	98,087 per unit	24	33
Skilled nursing facilities	1,592,035	32%	159,033	32%	227	30,647 beds	52,752 per bed	21	28
Medical office buildings	1,248,264	25%	112,317	23%	121	5,032,333 sq. ft.	276 per sq. ft.	913	18
Specialty care facilities	358,911	7%	25,484	5%	22	1,541 beds	248,321 per bed	11	10
Interest income			25,823	5%
Other income			10,035	3%

Totals	$5,020,026	100%	$493,155	100%	638

(1)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2007.

(2)	Investment per metric was computed by using the total investment amount of $5,820,723,000 which includes real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $5,020,026,000 and $800,697,000, respectively.

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

For the year ended December 31, 2007, rental income and interest income represented 93% and 5%, respectively, of total gross revenues (including discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

Depending upon the availability and cost of external capital, we anticipate investing in additional properties. New investments are generally funded from temporary borrowings under our unsecured line of credit arrangement, internally generated cash and the proceeds from sales of real property. Our investments generate internal cash from rent and interest receipts and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under the unsecured line of credit arrangement, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence or assumption of secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments.

Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We expect to complete gross new investments of $900,000,000 to $1,200,000,000 in 2008, including acquisitions of $500,000,000 to $700,000,000 and funded new development of $400,000,000 to $500,000,000. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $100,000,000 to $200,000,000 during 2008. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured line of credit arrangement. At December 31, 2007, we had $30,269,000 of cash and cash equivalents and $843,000,000 of available borrowing capacity under our unsecured line of credit arrangement. Our investment activity may exceed our borrowing capacity under our unsecured line of credit. To the extent that we are unable to issue equity or debt securities to provide additional capital, we may not be able to fund all of our potential investments, which could have an adverse effect on our revenues and cash flows from operations.

Key Transactions in 2007

We completed the following key transactions during the year ended December 31, 2007:

•	our Board of Directors increased our quarterly dividend to $0.66 per share, which represents a two cent increase from the quarterly dividend of $0.64 paid for 2006. The dividend declared for the quarter ended December 31, 2007 represented the 147th consecutive dividend payment;

•	we completed $1,189,472,000 of gross investments offset by $125,905,000 of investment payoffs;

•	we completed a public offering of 6,325,000 shares of common stock with net proceeds to the Company of approximately $265,294,000 in April 2007;

•	we issued $400,000,000 of 4.75% convertible senior unsecured notes due July 2027 with net proceeds to the company of approximately $388,943,000 in July 2007;

•	we closed on a $1,150,000,000 unsecured revolving credit facility in August 2007 to replace our $700,000,000 facility which was scheduled to mature in July 2009 and our $40,000,000 facility which was scheduled to mature in May 2008. Among other things, the new facility provides us with additional financial flexibility and borrowing capacity, extends our agreement to August 2011 and reduces our incremental borrowing cost from 80 basis points to 60 basis points over LIBOR based on our then current ratings; and

•	we completed a public offering of 3,500,000 shares of common stock with net proceeds to the Company of approximately $147,139,000 in December 2007.

Windrose Medical Properties Trust Merger

As discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2006, we completed our merger with Windrose Medical Properties Trust on December 20, 2006. These operations are the principal component of our operating property segment. The results of operations for this segment represent the primary change in our consolidated results of operations from the prior year. Allocation of the purchase price has been finalized. See Note 2 to our consolidated financial statements for additional information.

Rendina/Paramount Acquisition

In May 2007, we completed the acquisition of 17 medical office buildings and Paramount Real Estate Services, a property management company, from affiliates of Rendina Companies. The results of operations for these properties and Paramount have been included in our consolidated results of operations from the date of acquisition. Allocation of the purchase price has been finalized. See Note 2 to our consolidated financial statements for additional information.

Key Performance Indicators, Trends and Uncertainties

We utilize several key performance indicators to evaluate the various aspects of our business. These indicators are discussed below and relate to operating performance, credit strength and concentration risk. Management uses these key performance indicators to facilitate internal and external comparisons to our historical operating results and in making operating decisions.

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

	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Net income available to common stockholders	$62,692	$81,287	$116,272
Funds from operations	144,293	177,580	251,117
Funds available for distribution	147,730	191,885	252,784
Per share data (fully diluted):
Net income available to common stockholders	$1.15	$1.31	$1.46
Funds from operations	2.65	2.86	3.16
Funds available for distribution	2.71	3.09	3.18

Credit Strength.  We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to book capitalization, debt to undepreciated book capitalization and debt to market capitalization. The leverage ratios indicate how much of our balance sheet capitalization is related to total debt. Our coverage ratios include interest coverage ratio and fixed charge coverage ratio. The coverage ratios indicate our ability to service interest and fixed charges (interest plus preferred dividends and secured debt principal amortizations). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain investment grade ratings with Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is discussed in further detail, and reconciled to net income, below in “Non-GAAP Financial Measures.” Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures:

	Year Ended
	December 31,		December 31,		December 31,
	2005		2006		2007

Debt to book capitalization ratio	51%		53%		53%
Debt to undepreciated book capitalization ratio	47%		49%		48%
Debt to market capitalization ratio	40%		39%		39%
Interest coverage ratio	3.06	x	2.97	x	2.91	x
Fixed charge coverage ratio	2.37	x	2.39	x	2.38	x

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

	December 31,	December 31,	December 31,
	2005	2006	2007

Asset mix:
Real property	93%	95%	92%
Loans receivable	7%	5%	8%
Investment mix:
Assisted living facilities	34%	25%	21%
Skilled nursing facilities	44%	34%	32%
Independent/CCRC	15%	13%	15%
Medical office buildings		22%	25%
Specialty care facilities	7%	6%	7%
Customer mix:
Emeritus Corporation	13%	9%	7%
Signature Healthcare LLC			6%
Brookdale Senior Living Inc		7%	5%
Life Care Centers of America, Inc.	7%	6%	5%
Senior Living Communities, LLC			4%
Home Quality Management, Inc.		6%
Merrill Gardens L.L.C.	7%	4%
Southern Assisted Living, Inc.	7%
Commonwealth Communities Holdings LLC	7%
Remaining portfolio	59%	68%	73%
Geographic mix:
Florida	14%	17%	15%
Texas	8%	11%	13%
Massachusetts	13%	8%	7%
California	7%	7%	7%
Tennessee			6%
Ohio		6%
North Carolina	8%
Remaining portfolio	50%	51%	52%

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

Portfolio Update

Investment Properties

Payment coverage of the operators in our investment property portfolio continues to improve. Our overall payment coverage is at 1.99 times and represents an increase of six basis point from 2006 and seven basis points from 2005. The following table reflects our recent historical trends of portfolio coverage. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of facilities’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of earnings before interest, taxes, depreciation, amortization, and rent (but after imputed management fees) to contractual rent or interest due us.

	September 30, 2005				September 30, 2006				September 30, 2007
	CBMF		CAMF		CBMF		CAMF		CBMF		CAMF

Independent living/CCRCs	1.43	x	1.21	x	1.41	x	1.21	x	1.47	x	1.26	x
Assisted living facilities	1.52	x	1.30	x	1.54	x	1.33	x	1.57	x	1.35	x
Skilled nursing facilities	2.18	x	1.61	x	2.17	x	1.55	x	2.25	x	1.65	x
Specialty care facilities	3.36	x	2.77	x	2.88	x	2.34	x	2.72	x	2.16	x

Weighted averages	1.92	x	1.53	x	1.93	x	1.50	x	1.99	x	1.55	x

Operating Properties

The primary performance measure for our operating properties is net operating income (“NOI”) as discussed below in Non-GAAP Financial Measures. At December 31, 2007, we had 121 medical office buildings and four specialty care facilities in our operating properties portfolio. Our consolidated financial results for the year ended December 31, 2006 include twelve days of revenues and expenses from operating properties due to the Windrose merger completed on December 20, 2006. The following table summarizes and reconciles our net operating income for the periods indicated (in thousands):

		Property	Net
	Total	Operating	Operating
	Revenues	Expenses	Income

Year ended December 31, 2006:
Medical office buildings	$3,247	$1,108	$2,139
Specialty care facilities	227	7	220

Totals	$3,474	$1,115	$2,359

Year ended December 31, 2007:
Medical office buildings	$112,814	$37,177	$75,637
Specialty care facilities	6,970	298	6,672

Totals	$119,784	$37,475	$82,309

Corporate Governance

Maintaining investor confidence and trust has become increasingly important in today’s business environment. Our Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. The Board of Directors adopted and annually reviews its Corporate Governance Guidelines. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on the Internet at www.hcreit.com and from us upon written request sent to the Senior Vice President — Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio, 43603-1475.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of cash include rent and interest receipts, borrowings under our unsecured line of credit arrangement, public and private offerings of debt and equity securities, proceeds from the sales of real property and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property acquisitions, loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.

The following is a summary of our sources and uses of cash flows (dollars in thousands):

			One Year			One Year		Two Year
	Year Ended		Change		Year Ended	Change		Change
	Dec. 31, 2005	Dec. 31, 2006	$	%	Dec. 31, 2007	$	%	$	%

Cash and cash equivalents at beginning of period	$19,763	$36,237	$16,474	83%	$36,216	$(21)	0%	$16,453	83%
Cash provided from (used in) operating activities	194,417	216,446	22,029	11%	263,883	47,437	22%	69,466	36%
Cash provided from (used in) investing activities	(449,069)	(560,815)	(111,746)	25%	(885,336)	(324,521)	58%	(436,267)	97%
Cash provided from (used in) financing activities	271,126	344,348	73,222	27%	615,506	271,158	79%	344,380	127%

Cash and cash equivalents at end of period	$36,237	$36,216	$(21)	0%	$30,269	$(5,947)	(16)%	$(5,968)	(16)%

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

The following is a summary of our straight-line rent (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2005	Dec. 31, 2006	$	%	Dec. 31, 2007	$	%	$	%

Gross straight-line rental income	$13,142	$9,432	$(3,710)	(28)%	$17,029	$7,597	81%	$3,887	30%
Cash receipts due to real property sales	(9,384)	(3,544)	5,840	(62)%	(4,527)	(983)	28%	4,857	(52)%
Prepaid rent receipts	(4,485)	(17,017)	(12,532)	279%	(12,942)	4,075	(24)%	(8,457)	189%
Amortization related to above/below market leases, net	0	60	60	n/a	792	732	1,220%	792	n/a

	$(727)	$(11,069)	$(10,342)	1,423%	$352	$11,421	n/a	$1,079	n/a

Gross straight-line rental income represents the non-cash difference between contractual cash rent due and the average rent recognized pursuant to Statement of Financial Accounting Standards No. 13 Accounting for Leases (“SFAS 13”) for leases with fixed rental escalators, net of collectibility reserves, if any. This amount is positive in the first half of a lease term (but declining every year due to annual increases in cash rent due) and is negative in the second half of a lease term. The increase in gross straight-line rental income is primarily due to an increase in the number of our leases with fixed annual increases resulting primarily from the Windrose merger completed in December 2006 and the Rendina/Paramount acquisition completed in May 2007. The change in prepaid rent cash receipts is primarily attributable to cash received upon renegotiation of a lease in connection to the acquisition of Commonwealth Communities Holdings LLC by Kindred Healthcare, Inc. in February 2006.

Investing Activities.  The changes in net cash used in investing activities are primarily attributable to the Windrose merger and net changes in loans receivable and real property investments. The following is a summary of our investment and disposition activities (dollars in thousands):

	Year Ended
	December 31, 2005		December 31, 2006(1)		December 31, 2007(2)
	Facilities	Amount	Facilities	Amount	Facilities	Amount

Real property acquisitions:
Independent/CCRC	11	$230,225	5	$56,417	1	$43,000
Assisted living	4	47,660	8	77,600	4	36,233
Skilled nursing	45	262,084	18	148,955	8	122,875
Medical office		0		0	28	381,134
Specialty care	5	51,000		0	1	11,923
Land parcels		0		10,250		8,928

Total acquisitions	65	590,969	31	293,222	42	604,093
Less:
Assumed debt		(22,309)		(25,049)		(166,188)
Assumed other assets/(liabilities), net		0		0		(2,432)

Cash disbursed for acquisitions		568,660		268,173		435,473
Additions to CIP		8,790		149,843		295,102
Capital improvements to existing properties		21,841		11,167		39,976

Total cash invested in real property		599,291		429,183		770,551
Real property dispositions:
Assisted living	15	90,485	12	58,479	10	59,694
Skilled nursing		0	3	7,827	7	23,055
Independent/CCRC		0	1	3,095	1	11,919
Specialty care		0		0		0
Land parcels		840		486		3,646

Proceeds from real property sales	15	91,325	16	69,887	18	98,314

Net cash investments in real property	50	$507,966	15	$359,296	24	$672,237

Advances on loans receivable:
Investments in new loans		$26,554		$75,209		$205,770
Draws on existing loans		13,833		11,781		30,124

Total investments in loans		40,387		86,990		235,894
Receipts on loans receivable:
Loan payoffs		82,379		65,002		42,028
Principal payments on loans		16,259		17,253		10,318

Total principal receipts on loans		98,638		82,255		52,346

Net cash advances/(receipts) on loans receivable		$(58,251)		$4,735		$183,548

(1)	2006 excludes the Windrose merger.

(2)	2007 includes the Rendina/Paramount acquisition.

The investment in Windrose during 2006 primarily represented $183,139,000 of cash provided to Windrose to extinguish secured debt and cash used to pay advisory fees, lender consents and other merger-related costs totaling $15,023,000. These cash uses were offset by $15,591,000 of cash assumed from Windrose on the merger effective date. The investment in Rendina/Paramount primarily represented cash consideration of $141,967,000 offset by $4,000 of cash assumed from Paramount.

Financing Activities.  The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our debt, common stock issuances, preferred stock issuances and cash distributions to stockholders.

The following is a summary of our senior unsecured note issuances (dollars in thousands):

Date Issued	Maturity Date	Interest Rate	Face Amount	Net Proceeds

April 2005	May 2015	5.875%	$250,000	$246,859
November 2005	June 2016	6.200%	$300,000	$297,194

2005 Totals			$550,000	$544,053

November 2006	December 2006	4.750%	$345,000	$337,517

July 2007	July 2027	4.750%	$400,000	$388,943

In May 2005, we redeemed all of our outstanding $50,000,000 8.17% senior unsecured notes due March 2006, we completed a public tender offer for $57,670,000 of our outstanding $100,000,000 7.625% senior unsecured notes due March 2008, and we redeemed $122,500,000 of our outstanding $175,000,000 7.5% senior unsecured notes due August 2007. In connection with that extinguishment, we recorded a $20,662,000 loss on extinguishment of debt. During the year ended December 31, 2005, we paid off mortgages with outstanding balances of $72,309,000 and average interest rates of 7.481%. In August 2007, we repaid $52,500,000 of 7.5% senior unsecured notes at maturity. During the year ended December 31, 2007, we paid off mortgages with outstanding balances of $29,797,000 and average interest rates of 7.338%. In November 2007, we repurchased $50,000,000 liquidation amount of preferred securities of a subsidiary trust and, in December 2007, obtained the satisfaction and discharge of a related $51,000,000 liability of an operating partnership and recorded a $1,081,000 gain on extinguishment of debt.

The change in common stock is primarily attributable to public issuances and common stock issuances related to our dividend reinvestment and stock purchase plan (“DRIP”). The remaining difference in common stock issuances is primarily due to issuances pursuant to stock incentive plans.

The following is a summary of our common stock issuances (dollars in thousands, except per share amounts):

Date Issued	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

November 2005 public issuance	3,000,000	$34.15	$102,450	$100,977
2005 DRIP	1,546,959	$34.59	53,505	53,505
2005 Options	380,108	$23.38	8,889	8,889

2005 Totals	4,927,067		$164,844	$163,371

April 2006 public issuance	3,222,800	$36.00	$116,021	$109,748
2006 DRIP	1,876,377	$36.34	68,184	68,184
2006 Options	226,961	$22.62	5,133	5,133

2006 Totals	5,326,138		$189,338	$183,065

April 2007 public issuance	6,325,000	$44.01	$278,363	$265,294
December 2007 public issuance	3,500,000	$42.14	147,490	147,139
2007 DRIP	1,626,000	$41.81	67,985	67,985
2007 Options	401,630	$27.82	11,175	11,175

2007 Totals	11,852,630		$505,013	$491,593

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

The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2005		December 31, 2006		December 31, 2007
	Per Share	Amount	Per Share	Amount	Per Share	Amount

Common Stock	$2.46	$132,548	$2.8809	$178,365	$2.2791	$182,969
Series D Preferred Stock	1.96875	7,875	1.96875	7,875	1.96875	7,875
Series E Preferred Stock	1.50	375	1.50	112	1.50	112
Series F Preferred Stock	1.90625	13,344	1.90625	13,344	1.90625	13,344
Series G Preferred Stock		0	0.0625	132	1.875	3,799

Totals		$154,142		$199,828		$208,099

Off-Balance Sheet Arrangements

We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2009. At December 31, 2007, our obligation under the letter of credit was $2,350,000.

We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide liability and property insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2013. At December 31, 2007, our obligation under the letter of credit was $1,000,000.

We have an outstanding letter of credit issued for the benefit of a village in Illinois that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a facility. Our obligation to provide the letter of credit terminates in 2010. At December 31, 2007, our obligation under the letter of credit was $679,320.

We have an outstanding letter of credit issued for the benefit of a municipality in Pennsylvania in connection with the completion and installation of certain facility improvements by one of our subsidiaries. The improvements are expected to be completed in 2009. At December 31, 2007, our obligation under the letter of credit was $485,810.

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on the general trend in interest rates at the applicable dates, our perception of the future volatility of interest rates and our relative levels of variable rate debt and variable rate investments. As of December 31, 2007, we participated in two forward-starting interest rate swap agreements related to our debt arrangements. Our interest rate swaps are discussed below in “Results of Operations.”

Contractual Obligations

The following table summarizes our payment requirements under contractual obligations as of December 31, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter

Unsecured line of credit arrangement	$307,000	$0	$0	$307,000	$0
Senior unsecured notes(1)	1,887,330	42,330	0	250,000	1,595,000
Secured debt(1)	506,973	27,941	69,232	74,482	335,318
Contractual interest obligations	1,419,740	158,722	302,172	267,810	691,036
Capital lease obligations	0	0	0	0	0
Operating lease obligations	54,993	3,148	5,896	5,423	40,526
Purchase obligations	826,318	456,905	369,413	0	0
Other long-term liabilities	4,190	112	788	3,290	0

Total contractual obligations	$5,006,544	$689,158	$747,501	$908,005	$2,661,880

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

At December 31, 2007, we had an unsecured credit arrangement with a consortium of seventeen banks providing for a revolving line of credit in the amount of $1,150,000,000, which is scheduled to expire on August 5, 2011 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (4.6% at December 31, 2007). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at December 31, 2007. In addition, we pay a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at December 31, 2007. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. At December 31, 2007, we had $307,000,000 outstanding under the unsecured line of credit arrangement and estimated total contractual interest obligations of $61,329,000. Contractual interest obligations are estimated based on the assumption that the balance of $307,000,000 at December 31, 2007 is constant until maturity at interest rates in effect at December 31, 2007.

We have $1,887,330,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 4.75% to 8.0%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $1,171,437,000 at December 31, 2007. Additionally, we have mortgage loans with total outstanding principal of $506,973,000, collateralized by owned properties, with fixed annual interest rates ranging from 4.89% to 8.21%, payable monthly. The carrying values of the properties securing the mortgage loans totaled $969,543,000 at December 31, 2007. Total contractual interest obligations on mortgage loans totaled $186,974,000 at December 31, 2007.

At December 31, 2007, we had operating lease obligations of $54,993,000 relating primarily to ground leases at certain of our properties and office space leases.

Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At December 31, 2007, we had outstanding construction financings of $313,709,000 for leased properties and were committed to providing additional financing of approximately $800,697,000 to complete construction. At December 31, 2007, we had contingent purchase obligations totaling $25,621,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and certain non-compete agreements. We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the Company are anticipated for the 2008 fiscal year. Benefit payments are expected to total $3,290,000 during the next five fiscal years and no benefit payments are expected to occur during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $1,915,000 at December 31, 2007 ($1,597,000 at December 31, 2006).

In connection with the Windrose merger, we entered into consulting agreements with Fred S. Klipsch and Frederick L. Farrar, which expire in December 2008 and may be terminated at any time by the consultant. Each consultant has agreed not to compete with the Company for a period of two years following termination or expiration of the agreement. In exchange for complying with the covenant not to compete, Messers. Klipsch and Farrar will receive eight quarterly payments of $75,000 and $37,500, respectively, with the first payment to be made on the date of termination or expiration of the agreement.

Capital Structure

As of December 31, 2007, we had stockholders’ equity of $2,404,356,000 and a total outstanding debt balance of $2,704,668,000, which represents a debt to total book capitalization ratio of 53%. Our ratio of debt to market capitalization was 39% at December 31, 2007. For the twelve months ended December 31, 2007, our interest coverage ratio was 2.91 to 1.00. For the twelve months ended December 31, 2007, our fixed charge coverage ratio was 2.38 to 1.00. Also, at December 31, 2007, we had $30,269,000 of cash and cash equivalents and $843,000,000 of available borrowing capacity under our unsecured line of credit arrangement.

Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2007, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services. However, under our unsecured line of credit arrangement, these ratings on our senior unsecured notes are used to determine the fees and interest payable.

As of February 15, 2008, our senior unsecured notes were rated Baa2 (stable), BBB- (positive) and BBB (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

On May 12, 2006, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of February 15, 2008, we had an effective registration statement on file in connection with our enhanced DRIP program under which we may issue up to 10,760,247 shares of common stock. As of February 15, 2008, 9,481,345 shares of common stock remained available for issuance under this registration statement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.

Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2005	Dec. 31, 2006	$	%	Dec. 31, 2007	$	%	$	%

Net income available to common stockholders	$62,692	$81,287	$18,595	30%	$116,272	$34,985	43%	$53,580	85%
Funds from operations	144,293	177,580	33,287	23%	251,117	73,537	41%	106,824	74%
Funds available for distribution	147,730	191,885	44,155	30%	252,784	60,899	32%	105,054	71%
EBITDA	254,731	300,485	45,754	18%	433,495	133,010	44%	178,764	70%

The components of the changes in revenues, expenses and other items are discussed in detail below. The following is a summary of certain items that impact the results of operations for the year ended December 31, 2007:

•	$1,750,000 ($0.02 per diluted share) of one-time acquisition finders’ fees;

•	$1,081,000 ($0.01 per diluted share) of net gains on extinguishments of debt;

•	$1,457,000 ($0.02 per diluted share) of additional compensation costs related to accelerated vesting requirements of certain stock-based compensation awards;

•	$3,900,000 ($0.05 per diluted share) of additional other income related to the payoff of a warrant equity investment;

•	$14,437,000 ($0.18 per diluted share) of gains on the sales of real property; and

•	$17,469,000 ($0.22 per diluted share) prepaid/straight-line rent cash receipts for FAD only.

The following is a summary of certain items that impact the results of operations for the year ended December 31, 2006:

•	$5,213,000 ($0.08 per diluted share) of merger-related expenses;

•	$1,287,000 ($0.02 per diluted share) of additional compensation costs related to accelerated vesting requirements of certain stock-based compensation awards;

•	$1,267,000 ($0.02 per diluted share) of gains on the sales of real property; and

•	$20,561,000 ($0.33 per diluted share) prepaid/straight-line rent cash receipts for FAD only.

The following is a summary of certain items that impact the results of operations for the year ended December 31, 2005:

•	$20,662,000 ($0.38 per diluted share) of net losses on extinguishments of debt;

•	$4,523,000 ($0.08 per diluted share) of additional interest income related to the payoffs of loans that were either on non-accrual or partial accrual and all contractual interest due was received from the borrowers;

•	$3,227,000 ($0.06 per diluted share) of gains on the sales of real property; and

•	$13,869,000 ($0.25 per diluted share) prepaid/straight-line rent cash receipts for FAD only.

The increase in fully diluted average common shares outstanding is primarily the result of the Windrose merger, public and private common stock offerings and common stock issuances pursuant to our DRIP. The following table represents the changes in outstanding common stock for the period from January 1, 2005 to December 31, 2007 (in thousands):

	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2006	2007	Totals

Beginning balance	52,925	58,125	73,192	52,925
Windrose merger	0	9,679	0	9,679
Public offerings	3,000	3,223	9,825	16,048
DRIP issuances	1,547	1,877	1,626	5,050
Preferred stock conversions	210	0	212	422
Option exercises	380	227	402	1,009
Other issuances	63	61	239	363

Ending balance	58,125	73,192	85,496	85,496

Average number of common shares outstanding:
Basic	54,110	61,661	78,861
Diluted	54,499	62,045	79,409

Revenues were comprised of the following (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2005	Dec. 31, 2006	$	%	Dec. 31, 2007	$	%	$	%

Rental income	$236,081	$290,696	$54,615	23%	$450,164	$159,468	55%	$214,083	91%
Interest income	23,993	18,829	(5,164)	(22)%	25,823	6,994	37%	1,830	8%
Other income	4,548	3,924	(624)	(14)%	10,035	6,111	156%	5,487	121%

Totals	$264,622	$313,449	$48,827	18%	$486,022	$172,573	55%	$221,400	84%

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

Interest income decreased in 2006 primarily due to recognition of additional interest income of approximately $4,523,000 in 2005. The additional interest income related to the payoffs of loans that were either on non-accrual or partial accrual and all contractual interest was received from the borrowers. Interest income increased in 2007 primarily due to an increase in loans receivable.

Expenses were comprised of the following (dollars in thousands):

	Year Ended		One Year		Year Ended			Two Year
	Dec. 31,	Dec. 31,	Change		Dec. 31,	One Year Change		Change
	2005	2006	$	%	2007	$	%	$	%

Interest expense	$74,878	$92,436	$17,558	23%	$134,680	$42,244	46%	$59,802	80%
Property operating expenses	0	1,115	1,115	n/a	37,475	36,360	3,261%	37,475	n/a
Depreciation and amortization	70,956	88,433	17,477	25%	145,893	57,460	65%	74,937	106%
General and administrative	16,163	26,004	9,841	61%	37,653	11,649	45%	21,490	133%
Loan expense	2,710	3,255	545	20%	5,977	2,722	84%	3,267	121%
Loss (gain) on extinguishment of debt	21,484	0	(21,484)	(100)%	(1,081)	(1,081)	n/a	(22,565)	n/a
Provision for loan losses	1,200	1,000	(200)	(17)%	0	(1,000)	(100)%	(1,200)	(100)%

Totals	$187,391	$212,243	$24,852	13%	$360,597	$148,354	70%	$173,206	92%

The increase in total expenses is primarily attributable to increases in interest expense, property operating expenses, the provisions for depreciation and amortization and general and administrative expenses. The increases in interest expense are primarily due to higher average borrowings and changes in the amount of capitalized interest offsetting interest expense. If we borrow under our unsecured line of credit arrangement, issue additional senior unsecured notes or assume additional secured debt, our interest expense will increase.

The following is a summary of our interest expense (dollars in thousands):

	Year Ended		One Year		Year Ended	One Year		Two Year
	Dec. 31,	Dec. 31,	Change		Dec. 31,	Change		Change
	2005	2006	$	%	2007	$	%	$	%

Senior unsecured notes	$63,080	$80,069	$16,989	27%	$101,618	$21,549	27%	$38,538	61%
Secured debt	11,769	9,529	(2,240)	(19)%	28,543	19,014	200%	16,774	143%
Unsecured lines of credit	9,413	11,397	1,984	21%	15,652	4,255	37%	6,239	66%
Subsidiary trust liability	0	112	112	n/a	3,104	2,992	2,671%	3,104	n/a
Capitalized interest	(665)	(4,470)	(3,805)	572%	(12,526)	(8,056)	180%	(11,861)	1,784%
SWAP losses (savings)	(972)	197	1,169	n/a	(89)	(286)	n/a	883	(91)%
Discontinued operations	(7,747)	(4,398)	3,349	(43)%	(1,622)	2,776	(63)%	6,125	(79)%

Totals	$74,878	$92,436	$17,558	23%	$134,680	$42,244	46%	$59,802	80%

The change in interest expense on senior unsecured notes is due to the net effect and timing of issuances and extinguishments. In May 2005, we redeemed all of our outstanding $50,000,000 8.17% senior unsecured notes due March 2006, we completed a public tender offer for $57,670,000 of our outstanding $100,000,000 7.625% senior unsecured notes due March 2008, and we redeemed $122,500,000 of our outstanding $175,000,000 7.5% senior unsecured notes due August 2007. In connection with that extinguishment, we recorded a $20,662,000 loss on extinguishment of debt. In August 2007, we repaid $52,500,000 of 7.5% senior unsecured notes at maturity. The following is a summary of our senior unsecured notes activity (dollars in thousands):

	Year Ended December 31, 2005		Year Ended December 31, 2006		Year Ended December 31, 2007
		Weighted Average		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$875,000	7.181%	$1,194,830	6.566%	$1,539,830	6.159%
Debt issued	550,000	6.052%	345,000	4.750%	400,000	4.750%
Debt extinguished	(230,170)	7.677%	0		(52,500)	7.500%

Ending balance	$1,194,830	6.566%	$1,539,830	6.159%	$1,887,330	5.823%

Monthly averages	$961,469	6.829%	$1,244,445	6.494%	$1,704,253	5.991%

The change in interest expense on secured debt is due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our secured debt activity (dollars in thousands):

	Year Ended December 31, 2005		Year Ended December 31, 2006		Year Ended December 31, 2007
		Weighted Average		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$160,225	7.508%	$107,540	7.328%	$378,400	6.406%
Debt assumed	22,309	6.561%	273,893	6.053%	166,331	5.808%
Debt extinguished	(72,309)	7.481%	0		(29,797)	7.338%
Principal payments	(2,685)	7.584%	(3,033)	7.226%	(7,961)	6.334%

Ending balance	107,540	7.328%	$378,400	6.406%	$506,973	6.113%

Monthly averages	$156,027	7.452%	$144,512	7.021%	$456,795	6.204%

The change in interest expense on unsecured lines of credit arrangements is due primarily to changes in average amounts outstanding and fluctuating variable interest rates. The following is a summary of our unsecured lines of credit arrangements (dollars in thousands):

	Year Ended December 31,
	2005	2006	2007

Balance outstanding at December 31	$195,000	$225,000	$307,000
Maximum amount outstanding at any month end	318,000	276,000	434,000
Average amount outstanding (total of daily principal balances divided by days in year)	181,232	164,905	234,392
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	5.19%	6.91%	6.68%

At December 31, 2006, we had $51,000,000 of trust preferred liability principal outstanding with a fixed annual interest rate of 7.22%. On November 6, 2007, we purchased all $50,000,000 of the outstanding trust preferred securities at par for the purpose of unwinding this financing arrangement and, in December 2007, surrendered these securities and the related $1,000,000 liquidation amount of common securities for cancellation, resulting in the satisfaction and discharge of this $51,000,000 liability. In connection with this transaction, we recorded a $1,081,000 gain on extinguishment of debt. Please see Note 8 to our consolidated financial statements for additional information.

We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the years ended December 31, 2005, 2006 and 2007 totaled $665,000, $4,470,000 and $12,526,000, respectively.

On May 6, 2004, we entered into two interest rate swap agreements (the “2004 Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The 2004 Swaps were treated as fair-

value hedges for accounting purposes and we utilized the short-cut method to assess effectiveness. The 2004 Swaps were with highly rated counterparties in which we received a fixed rate of 6.0% and paid a variable rate based on six-month LIBOR plus a spread. On September 12, 2007, we terminated the 2004 Swaps and we received a $2,125,000 cash settlement. The unamortized amount of this settlement at December 31, 2007 was $1,973,000 and is recorded as an adjustment to the hedged item. This amount will be amortized to interest expense over the life of the hedged debt using the effective interest method. For the years ended December 31, 2005, 2006 and 2007, we generated $972,000 of savings, $197,000 of losses and $89,000 of savings, respectively, related to the 2004 Swaps that were recorded as adjustments of interest expense.

On July 2, 2007, we entered into two forward-starting interest rate swaps, with an aggregate notional amount of $200,000,000 that were designated as cash flow hedges of the variability in forecasted interest payments attributable to changes in the LIBOR swap rate, on long-term fixed rate debt forecasted to be issued in 2007. The 2007 Swaps have the economic effect of fixing $200,000,000 of our debt at 4.913% for five years. The 2007 Swaps were settled on July 17, 2007, which was the date that the forecasted debt was priced. The cash settlement value of these contracts at July 17, 2007, was $733,000. This amount represented the effective portion of the hedges as there was no hedge ineffectiveness. Therefore, the $733,000 settlement value was deferred in accumulated other comprehensive income (“AOCI”) and will be amortized to interest expense using the effective interest method. The unamortized amount of AOCI related to these contracts at December 31, 2007 is $668,000. For the year ended December 31, 2007, we reclassified $65,000 out of AOCI as a reduction of interest expense.

On September 12, 2007, we entered into two forward-starting interest rate swaps (the “September 2007 Swaps”) for a total notional amount of $250,000,000 to hedge 10 years of interest payments associated with a long-term borrowing that is expected to occur in 2008. The September 2007 Swaps each have an effective date of September 12, 2008 and a maturity date of September 12, 2018. We expect to settle the 2007 Swaps when the debt is priced. The September 2007 Swaps have the economic effect of fixing $250,000,000 of our future debt at 4.469% plus a credit spread for 10 years. The September 2007 Swaps have been designated as cash flow hedges and we expect the 2007 Swaps to be highly effective at offsetting changes in cash flows of interest payments on $250,000,000 of our future debt due to changes in the LIBOR swap rate. Therefore, effective changes in the fair value of the September 2007 Swaps will be recorded in AOCI and reclassified to interest expense when the hedged forecasted transactions affect earnings (as interest payments are made on the expected debt issuance). The ineffective portion of the changes in fair value will be recorded directly in earnings. At December 31, 2007, the September 2007 Swaps were reported at their fair value of $7,990,000 and are included in other liabilities and AOCI.

As discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2006, we completed our merger with Windrose Medical Properties Trust on December 20, 2006. These operations are the principal component of our property operating expenses from the date of acquisition. There was no similar activity in the prior periods. In addition to a full year of operations for the Windrose properties, we acquired 28 medical office buildings during the year ended December 31, 2007.

Depreciation and amortization increased primarily as a result of additional investments in properties owned directly by us. See the discussion of investing activities in “Liquidity and Capital Resources” above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the year ended December 31, 2007, were 7.64%, as compared with 8.26% and 5.89% for the same periods in 2006 and 2005. The increase from 2005 to 2006 is directly attributable to $5,213,000 of merger-related expenses and $1,287,000 of accelerated stock-based compensation expenses. The increase from 2006 to 2007 is primarily related to the Windrose merger completed on December 20, 2006, the Paramount acquisition completed in May 2007, $1,750,000 of acquisition finders’ fees paid during the three months ended June 30, 2007 and costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives. During the quarter ended June 30, 2007, we recorded $1,750,000 of one-time acquisition finders’ fees paid to former Windrose management in connection with the closing of the Rendina/Paramount transaction. These fees relate to services rendered prior to the consummation of the Windrose merger in December 2006. Due to the recipients’ current employment status with the company, the fees have been expensed as compensation rather than included in the purchase price of the acquisition, as is typical with such fees.

Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. The change in loan expense is primarily due to costs associated with the issuance of $345,000,000 of senior unsecured convertible notes in November and December 2006, costs related to the assumption of secured debt in connection with the Windrose merger in December 2006, the issuance of $400,000,000 of senior unsecured convertible notes in July 2007 and costs associated with the extension and expansion of our unsecured line of credit in August 2007.

As a result of our quarterly evaluations, we concluded that the allowance for loan losses at December 31, 2006 remained appropriate as of December 31, 2007. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed below in “Critical Accounting Policies.”

Other items were comprised of the following (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2005	Dec. 31, 2006	$	%	Dec. 31, 2007	$	%	$	%

Minority interests	$0	(13)	(13)	n/a	$(238)	$(225)	1,731%	$(238)	n/a
Gain (loss) on sales of properties	3,227	1,267	(1,960)	(61)%	14,437	13,170	1,039%	11,210	347%
Discontinued operations, net	3,828	290	(3,538)	(92)%	1,778	1,488	513%	(2,050)	(54)%
Preferred dividends	(21,594)	(21,463)	131	(1)%	(25,130)	(3,667)	17%	(3,536)	16%

Totals	$(14,539)	$(19,919)	$(5,380)	37%	$(9,153)	$10,766	(54)%	$5,386	(37)%

During the year ended December 31, 2007, we sold ten assisted living facilities, one independent living facility, seven skilled nursing facilities and one parcel of land with carrying values of $83,877,000 for a net gain of $14,437,000. These properties generated $1,778,000 of income after deducting depreciation and interest expense from rental revenue for the year ended December 31, 2007. All properties sold subsequent to January 1, 2005 generated $290,000 and $3,828,000 of income after deducting depreciation and interest expense from rental revenue for the years ended December 31, 2006 and 2005, respectively. Please refer to Note 16 to our consolidated financial statements for further discussion.

The increase in preferred dividends is primarily due to the increase in average outstanding preferred shares. The following is a summary of our preferred stock activity:

	Year Ended December 31, 2005		Year Ended December 31, 2006		Year Ended December 31, 2007
		Weighted Average		Weighted Average		Weighted Average
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	11,350,045	7.663%	11,074,989	7.704%	13,174,989	7.672%
Shares issued	0		2,100,000	7.500%	0
Shares converted	(275,056)	6.000%	0		(295,800)	7.500%

Ending balance	11,074,989	7.704%	13,174,989	7.672%	12,879,189	7.676%

Monthly averages	11,245,073	7.679%	11,236,527	7.701%	13,129,481	7.672%

In conjunction with the acquisition of Windrose Medical Properties Trust in December 2006, we issued 2,100,000 shares of 7.5% Series G Cumulative Convertible Preferred Stock. These shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after June 30, 2010. Each Series G Preferred Share is convertible by the holder into our common stock at a conversion price of $34.93, equivalent to a conversion rate of 0.7157 common shares per Series G Preferred Share. These shares were recorded at $29.58 per share, which was deemed to be the fair value at the date of issuance. During the year ended December 31, 2007, certain holders of our Series G Preferred Stock converted 295,800 shares into 211,702 shares of our common stock, leaving 1,804,200 of such shares outstanding at December 31, 2007.

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

In April 2002, the Financial Accounting Standards Board issued Statement No. 145 that requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. We adopted the standard effective January 1, 2003. We have properly reflected the $21,484,000, or $0.39 per diluted share, of losses on extinguishment of debt for the year ended December 31, 2005 and the $1,081,000, or $0.01 per diluted share, of gains on extinguishment of debt for the year ended December 31, 2007. These amounts have not been added back for the calculations of FFO, FAD or EBITDA.

EBITDA stands for earnings before interest, taxes, depreciation and amortization. We believe that EBITDA, along with net income and cash flow provided from operating activities, is an important supplemental measure because it provides additional information to assess and evaluate the performance of our operations. Additionally, restrictive covenants in our debt arrangements contain financial ratios based on EBITDA. We primarily utilize EBITDA to measure our interest coverage ratio, which represents EBITDA divided by total interest, and our fixed charge coverage ratio, which represents EBITDA divided by fixed charges. Fixed charges include total interest, secured debt principal amortization and preferred dividends.

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

	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

FFO Reconciliation:
Net income available to common stockholders	$62,692	$81,287	$116,272
Depreciation and amortization	84,828	97,564	149,626
Loss (gain) on sales of properties	(3,227)	(1,267)	(14,437)
Minority interests	0	(4)	(344)

Funds from operations	$144,293	$177,580	$251,117
Average common shares outstanding:
Basic	54,110	61,661	78,861
Diluted	54,499	62,045	79,409
Per share data:
Net income available to common stockholders
Basic	$1.16	$1.32	$1.47
Diluted	1.15	1.31	1.46
Funds from operations
Basic	$2.67	$2.88	$3.18
Diluted	2.65	2.86	3.16

The table below reflects the reconciliation of FAD to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization includes provisions for depreciation and amortization from discontinued operations. Amounts are in thousands except for per share data.

	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

FAD Reconciliation:
Net income available to common stockholders	$62,692	$81,287	$116,272
Depreciation and amortization	84,828	97,564	149,626
Loss (gain) on sales of properties	(3,227)	(1,267)	(14,437)
Gross straight-line rental income	(13,142)	(9,432)	(17,029)
Prepaid/straight-line rent receipts	13,869	20,561	17,469
Amortization related to above/(below) market leases, net	0	(60)	(792)
Amortization of deferred loan expenses	2,710	3,255	5,977
Cap Ex, tenant improvements, lease commissions	0	(21)	(4,292)
Minority interests	0	(2)	(10)

Funds available for distribution	$147,730	$191,885	$252,784
Average common shares outstanding:
Basic	54,110	61,661	78,861
Diluted	54,499	62,045	79,409
Per share data:
Net income available to common stockholders
Basic	$1.16	$1.32	$1.47
Diluted	1.15	1.31	1.46
Funds available for distribution
Basic	$2.73	$3.11	$3.21
Diluted	2.71	3.09	3.18

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

	Year Ended
	December 31,		December 31,		December 31,
	2005		2006		2007

EBITDA Reconciliation:
Net income	$84,286		$102,750		$141,402
Interest expense	82,625		96,834		136,302
Tax expense/(benefit)	282		82		188
Depreciation and amortization	84,828		97,564		149,626
Amortization of deferred loan expenses	2,710		3,255		5,977

EBITDA	254,731		300,485		433,495
Stock-based compensation expense	2,948		6,980		7,050
Provision for loan losses	1,200		1,000		0
Loss/(gain) on extinguishment of debt, net	20,662		0		(1,081)

EBITDA - adjusted	$279,541		$308,465		$439,464
Interest Coverage Ratio:
Interest expense	$82,625		$96,834		$136,302
Capitalized interest	665		4,470		12,526

Total interest	83,290		101,304		148,828
EBITDA	$254,731		$300,485		$433,495

Interest coverage ratio	3.06	x	2.97	x	2.91	x
EBITDA - adjusted	$279,541		$308,465		$439,464

Interest coverage ratio - adjusted	3.36	x	3.04	x	2.95	x
Fixed Charge Coverage Ratio:
Total interest	$83,290		$101,304		$148,828
Secured debt prinicipal amortization	2,685		3,033		7,961
Preferred dividends	21,594		21,463		25,130

Total fixed charges	107,569		125,800		181,919
EBITDA	$254,731		$300,485		$433,495

Fixed charge coverage ratio	2.37	x	2.39	x	2.38	x
EBITDA - adjusted	$279,541		$308,465		$439,464

Fixed charge coverage ratio - adjusted	2.60	x	2.45	x	2.42x

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 1 of our audited consolidated financial statements for further information on significant accounting policies that impact us. There were no material changes to these policies in 2007.

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

As a result of our quarterly evaluation, we concluded that the allowance for loan losses at December 31, 2006 remained appropriate as of December 31, 2007, resulting in an allowance for loan losses of $7,406,000 relating to loans with outstanding balances of $113,886,000. Also at December 31, 2007, we had a loan with an outstanding balance of $799,000 on non-accrual status.

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

For the twelve months ended December 31, 2007, we recorded $118,969,000, $16,287,000 and $14,370,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 32.0 years, 12.2 years and 4.7 years, respectively, for the year ended December 31, 2007.

Impairment of Long-Lived Assets
We review our long-lived assets for potential impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. An impairment charge must be recognized when the carrying value of a long-lived asset is not recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that a permanent impairment of a long-lived asset has occurred, the carrying value of the asset is reduced to its fair value and an impairment charge is recognized for the difference between the carrying value and the fair value.	The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if there are indicators of impairment. These indicators may include anticipated operating losses at the property level, the tenant’s inability to make rent payments, a decision to dispose of an asset before the end of its estimated useful life and changes in the market that may permanently reduce the value of the property. If indicators of impairment exist, then the undiscounted future cash flows from the most likely use of the property are compared to the current net book value. This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated from the property during the period the property is expected to be held.

We did not record any impairment charges for the year ended December 31, 2007.

Nature of Critical	Assumptions/
Accounting Estimate	Approach Used

Fair Value of Derivative Instruments
The valuation of derivative instruments is accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS133, as amended, requires companies to record derivatives at fair market value on the balance sheet as assets or liabilities.	The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At December 31, 2007, we participated in two forward-starting interest rate swap agreements. At December 31, 2007, the swaps were reported at their fair value of $7,990,000 and are included in other liabilities and accumulated other comprehensive income.

Revenue Recognition
Revenue is recorded in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, as amended (“SAB104”). SAB104 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility. If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risk. Substantially all of our operating leases contain fixed and/or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.	We evaluate the collectibility of our revenues and related receivables on an on-going basis. We evaluate collectibility based on assumptions and other considerations including, but not limited to, the certainty of payment, payment history, the financial strength of the investment’s underlying operations as measured by cash flows and payment coverages, the value of the underlying collateral and guaranties and current economic conditions.

If our evaluation indicates that collectibility is not reasonably assured, we may place an investment on non-accrual or reserve against all or a portion of current income as an offset to revenue.

For the twelve months ended December 31, 2007, we recognized $25,823,000 of interest income and $457,297,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $17,469,000 as compared to gross straight-line rental income recognized of $17,029,000 for the twelve months ended December 31, 2007. At December 31, 2007, our straight-line receivable balance was $52,756,000, net of reserves totaling $1,152,000. Also at December 31, 2007, we had a loan with an outstanding balance of $799,000 on non-accrual status.

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

A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets. To illustrate the impact of changes in the interest rate markets, we performed a sensitivity analysis on our fixed rate debt instruments whereby we modeled the change in net present values arising from a hypothetical 1% increase in interest rates to determine the instruments’ change in fair value. The following table summarizes the analysis performed as of the dates indicated (in thousands):

	December 31,		December 31,
	2007		2006
	Principal	Change in	Principal	Change in
	Balance	Fair Value	Balance	Fair Value

Senior unsecured notes	$1,887,330	$(96,726)	$1,539,830	$(71,108)
Secured debt	492,741	(24,530)	363,848	(17,214)
Liability to a subsidiary trust issuing preferred securities(1)	0	n/a	51,000	(1,891)

Totals	$2,380,071	$(121,256)	$1,954,678	$(90,213)

(1)	At December 31, 2006, we had $51,000,000 of trust preferred liability principal outstanding with a fixed annual interest rate of 7.22%. On November 6, 2007, we purchased all $50,000,000 of the outstanding trust preferred securities at par for the purpose of unwinding this financing arrangement and, in December 2007, surrendered these securities and the related $1,000,000 liquidation amount of common securities for cancellation, resulting in the satisfaction and discharge of this $51,000,000 liability. Please see Note 8 to our consolidated financial statements for additional information.

On September 12, 2007, we entered into two forward-starting interest rate swaps (“the 2007 Swaps”) for a total notional amount of $250,000,000 to hedge 10 years of interest payments associated with a long-term borrowing that is expected to occur in 2008. The 2007 Swaps each have an effective date of September 12, 2008 and a maturity date of September 12, 2018. We expect to settle the 2007 Swaps when the debt is priced. The 2007 Swaps have the economic effect of fixing $250,000,000 of our future debt at 4.469% plus a credit spread for 10 years. The 2007 Swaps have been designated as cash flow hedges and we expect the 2007 Swaps to be highly effective at offsetting changes in cash flows of interest payments on $250,000,000 of our future debt due to changes in the LIBOR swap rate. Therefore, effective changes in the fair value of the 2007 Swaps will be recorded in accumulated other comprehensive income and reclassified to interest expense when the hedged forecasted transactions affect earnings (as interest payments are made on the expected debt issuance). The ineffective portion of the changes in fair value will be recorded directly in earnings. At December 31, 2007, the 2007 Swaps were reported at their fair value of $7,990,000 and are included in other liabilities and accumulated other comprehensive income. A 1% increase in interest rates would result in an increase in fair value of our 2007 Swaps by approximately $10,871,000 at December 31, 2007.

Our variable rate debt, including our unsecured line of credit arrangement, is reflected at fair value. At December 31, 2007, we had $321,232,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $3,212,000. At December 31, 2006, we had $239,552,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $2,396,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Health Care REIT, Inc.

We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in Item 15(a) (2) of this Form 10-K. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
February 27, 2008

HEALTH CARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS
Real estate investments:
Real property owned
Land and land improvements	$447,029	$386,693
Buildings and improvements	4,224,955	3,659,065
Acquired lease intangibles	131,312	84,082
Real property held for sale, net of accumulated depreciation	0	14,796
Construction in progress	313,709	138,222

	5,117,005	4,282,858
Less accumulated depreciation and amortization	(478,373)	(347,007)

Total real property owned	4,638,632	3,935,851
Loans receivable	381,394	194,448
Less allowance for losses on loans receivable	(7,406)	(7,406)

	373,988	187,042

Net real estate investments	5,012,620	4,122,893
Other assets:
Equity investments	1,408	4,700
Deferred loan expenses	30,499	20,657
Cash and cash equivalents	30,269	36,216
Receivables and other assets	139,060	96,144

	201,236	157,717

Total assets	$5,213,856	$4,280,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under unsecured lines of credit arrangements	$307,000	$225,000
Senior unsecured notes	1,890,192	1,541,814
Secured debt	507,476	378,972
Liability to subsidiary trust issuing preferred securities	0	52,215
Accrued expenses and other liabilities	95,145	101,588

Total liabilities	2,799,813	2,299,589
Minority interests	9,687	2,228
Stockholders’ equity:
Preferred stock, $1.00 par value:	330,243	338,993
Authorized — 50,000,000 shares
Issued and outstanding — 12,879,189 in 2007 and 13,174,989 in 2006 at liquidation preference
Common stock, $1.00 par value:	85,412	73,152
Authorized — 225,000,000 shares
Issued — 85,600,333 shares in 2007 and 73,272,052 shares in 2006
Outstanding — 85,496,164 shares in 2007 and 73,192,128 shares in 2006
Capital in excess of par value	2,370,037	1,873,811
Treasury stock	(3,952)	(2,866)
Cumulative net income	1,074,255	932,853
Cumulative dividends	(1,446,959)	(1,238,860)
Accumulated other comprehensive income	(7,381)	(135)
Other equity	2,701	1,845

Total stockholders’ equity	2,404,356	1,978,793

Total liabilities and stockholders’ equity	$5,213,856	$4,280,610

See accompanying notes

HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues:
Rental income	$450,164	$290,696	$236,081
Interest income	25,823	18,829	23,993
Other income	10,035	3,924	4,548

	486,022	313,449	264,622
Expenses:
Interest expense	134,680	92,436	74,878
Property operating expenses	37,475	1,115	0
Depreciation and amortization	145,893	88,433	70,956
General and administrative	37,653	26,004	16,163
Loan expense	5,977	3,255	2,710
Loss (gain) on extinguishment of debt	(1,081)	0	21,484
Provision for loan losses	0	1,000	1,200

	360,597	212,243	187,391

Income before minority interests	125,425	101,206	77,231
Minority interests	(238)	(13)	0

Income from continuing operations	125,187	101,193	77,231
Discontinued operations:
Gain (loss) on sales of properties	14,437	1,267	3,227
Income from discontinued operations, net	1,778	290	3,828

	16,215	1,557	7,055

Net income	141,402	102,750	84,286
Preferred stock dividends	25,130	21,463	21,594

Net income available to common stockholders	$116,272	$81,287	$62,692

Average number of common shares outstanding:
Basic	78,861	61,661	54,110
Diluted	79,409	62,045	54,499
Earnings per share:
Basic:
Income from continuing operations available to common stockholders	$1.27	$1.29	$1.03
Discontinued operations, net	0.21	0.03	0.13

Net income available to common stockholders*	$1.47	$1.32	$1.16

Diluted:
Income from continuing operations available to common stockholders	$1.26	$1.29	$1.02
Discontinued operations, net	0.20	0.03	0.13

Net income available to common stockholders*	$1.46	$1.31	$1.15

*	Amounts may not sum due to rounding

See accompanying notes

HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands, except per share data)

Balances at December 31, 2004	$283,751	$52,860	$1,139,723	$(1,286)	$745,817	$(884,890)	$1	$(697)	$1,335,279
Comprehensive income:
Net income					84,286				84,286
Other comprehensive income:
Unrealized loss on equity investments							(1)		(1)

Total comprehensive income									84,285

Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,980	62,105	(768)					63,317
Restricted stock amortization								728	728
Option compensation expense								312	312
Proceeds from issuance of common stock		3,000	97,977						100,977
Conversion of preferred stock	(6,876)	210	6,666						0
Cash dividends:
Common stock-$2.46 per share						(132,548)			(132,548)
Preferred stock, Series D-$1.96875 per share						(7,875)			(7,875)
Preferred stock, Series E-$1.50 per share						(375)			(375)
Preferred stock, Series F-$1.90625 per share						(13,344)			(13,344)

Balances at December 31, 2005	276,875	58,050	1,306,471	(2,054)	830,103	(1,039,032)	0	343	1,430,756
Comprehensive income:
Net income					102,750				102,750

Total comprehensive income									102,750

Adjustment to adopt SFAS 158							(135)		(135)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		2,200	75,081	(812)				(85)	76,384
Option compensation expense								1,066	1,066
Shares issued in Windrose Medical Properties Trust merger	62,118	9,679	386,255						458,052
Net proceeds from sale of common stock		3,223	106,525						109,748
SFAS 123(R) reclassification			(521)					521	0
Cash dividends:
Common stock-$2.8809 per share						(178,365)			(178,365)
Preferred stock, Series D-$1.96875 per share						(7,875)			(7,875)
Preferred stock, Series E-$1.50 per share						(112)			(112)
Preferred stock, Series F-$1.90625 per share						(13,344)			(13,344)
Preferred stock, Series G-$0.0625 per share						(132)			(132)

Balances at December 31, 2006	338,993	73,152	1,873,811	(2,866)	932,853	(1,238,860)	(135)	1,845	1,978,793
Net income					141,402				141,402
Other comprehensive income:
Unrealized loss on equity investments							(192)		(192)
Unrecognized actuarial gain/(loss)							140		140
Cash flow hedge activity							(7,194)		(7,194)

Total comprehensive income									134,156

Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		2,223	85,080	(1,086)				(250)	85,967
Conversion of preferred stock	(8,750)	212	8,538						0
Option compensation expense								1,106	1,106
Net proceeds from sale of common stock		9,825	402,608						412,433
Cash dividends:
Common stock-$2.2791 per share						(182,969)			(182,969)
Preferred stock, Series D-$1.96875 per share						(7,875)			(7,875)
Preferred stock, Series E-$1.50 per share						(112)			(112)
Preferred stock, Series F-$1.90625 per share						(13,344)			(13,344)
Preferred stock, Series G-$1.875 per share						(3,799)			(3,799)

Balances at December 31, 2007	$330,243	$85,412	$2,370,037	$(3,952)	$1,074,255	$(1,446,959)	$(7,381)	$2,701	$2,404,356

See accompanying notes

HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating activities
Net income	$141,402	$102,750	$84,286
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	149,626	97,564	84,828
Other amortization expenses	6,018	3,090	3,935
Stock-based compensation expense	7,050	6,980	2,948
Capitalized interest	(12,526)	(4,470)	(665)
Provision for loan losses	0	1,000	1,200
Minority interests share of earnings	238	13	0
Loss (gain) on extinguishment of debt, net	(1,081)	0	20,662
Gain on investment	(3,900)	0	0
Amortization of above/below market leases, net	(792)	(60)	0
Rental income less than (in excess of) cash received	440	11,129	727
Loss (gain) on sales of properties	(14,437)	(1,267)	(3,227)
Increase (decrease) in accrued expenses and other liabilities	(3,253)	5,810	(3,375)
Decrease (increase) in receivables and other assets	(4,902)	(6,093)	3,098

Net cash provided from (used in) operating activities	263,883	216,446	194,417
Investing activities
Investment in real property	(631,209)	(429,183)	(599,291)
Investment in loans receivable	(235,894)	(86,990)	(40,387)
Other investments, net of payments	(22,998)	(11,761)	328
Principal collected on loans receivable	52,346	82,255	98,638
Investment in Windrose, net of cash assumed	0	(182,571)	0
Investment in Rendina/Paramount, net of cash assumed	(141,963)	0	0
Proceeds from sales of properties	98,314	69,887	91,325
Other	(3,932)	(2,452)	318

Net cash provided from (used in) investing activities	(885,336)	(560,815)	(449,069)
Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	82,000	30,000	44,000
Proceeds from derivative transactions	2,858	0	0
Proceeds from issuance of senior unsecured notes	388,943	337,517	544,053
Payments to extinguish senior unsecured notes	(52,500)	0	(250,832)
Payments to extinguish liability to subsidiary trust issuing preferred securities	(50,000)	0	0
Principal payments on secured debt	(37,758)	(3,033)	(74,994)
Net proceeds from the issuance of common stock	491,593	182,069	165,062
Contributions by minority interests	2,865	0	0
Distributions to minority interests	(419)	0	0
Decrease (increase) in deferred loan expense	(3,977)	(2,377)	(2,021)
Cash distributions to stockholders	(208,099)	(199,828)	(154,142)

Net cash provided from (used in) financing activities	615,506	344,348	271,126

Increase (decrease) in cash and cash equivalents	(5,947)	(21)	16,474
Cash and cash equivalents at beginning of year	36,216	36,237	19,763

Cash and cash equivalents at end of year	$30,269	$36,216	$36,237

Supplemental cash flow information — interest paid	$116,044	$94,461	$85,123

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from real property acquisitions:
Secured debt	$19,731	$25,049	$22,309
Other liabilities	3,597	0	0
Other assets	712	0	0
Assets and liabilities assumed from business combinations:
Real estate investments	$285,302	$975,660	0
Other assets acquired	10,050	22,526	0
Secured debt	146,457	249,424	0
Liability to subsidiary trust issuing preferred securities	0	52,217	0
Other liabilities	6,932	40,025	0
Minority interests	0	6,989	0
Issuance of common stock	0	396,846	0
Issuance of preferred stock	0	62,118	0

See accompanying notes

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies and Related Matters

Industry

We are an equity real estate investment trust that invests across the full spectrum of senior housing and health care real estate including skilled nursing facilities, independent living facilities/continuing care retirement communities, assisted living facilities, hospitals, long-term acute care hospitals and medical office buildings.

Principles of Consolidation

The consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of our majority owned and controlled joint ventures. All material intercompany accounts and transactions have been eliminated.

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

Restricted Cash

Restricted cash, a component of other assets, primarily consists of amounts held by lenders to provide future payments for real estate taxes, insurance, tenant and capital improvements. Additionally, restricted cash includes amounts held in escrow relating to acquisitions we are entitled to receive over a period of time as outlined in the escrow agreement. Restricted cash balances as of December 31, 2007 and 2006 were $17,575,000 and $9,972,000, respectively.

Real Estate Loans Receivable

Real estate loans receivable consist of mortgage loans and other real estate loans. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectibility risks. The loans are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, corporate guaranties and/or personal guaranties.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectibility of loan payments. We evaluate the collectibility of our loans

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying collateral. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. At December 31, 2007, we had loans with outstanding balances of $799,000 on non-accrual status ($10,529,000 at December 31, 2006). To the extent circumstances improve and the risk of collectibility is diminished, we will return these loans to full accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding principal balance.

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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The estimated aggregate amortization expense for acquired lease intangibles is expected to be recognized over a weighted average period of 28.4 years and is as follows for the periods indicated (dollars in thousands):

2008	$15,448
2009	10,552
2010	9,230
2011	7,319
2012	5,675
Thereafter	64,798

Totals	$113,022

The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that the depreciable life may need to be changed. We consider external factors relating to each asset. If these external factors and the projected undiscounted cash

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows of the asset over the remaining depreciation period indicate that the asset will not be recoverable, the carrying value may be reduced to the estimated fair market value.

Capitalization of Construction Period Interest

We capitalize interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balance outstanding during the construction period using the rate of interest which approximates our cost of financing. We capitalized interest costs of $12,526,000, $4,470,000, and $665,000 during 2007, 2006 and 2005, respectively, related to construction of real property owned by us. Our interest expense reflected in the consolidated statements of income has been reduced by the amounts capitalized.

Deferred Loan Expenses

Deferred loan expenses are costs incurred by us in connection with the issuance, assumption and amendments of debt arrangements. We amortize these costs over the term of the debt using the straight-line method, which approximates the effective interest method.

Equity Investments

Equity investments at December 31, 2007 consist of an investment in a public company that has a readily determinable fair market value. We classify this equity investment as available-for-sale and, accordingly, record this investment at its fair market value with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity. This investment represents a minimal ownership interest in the company. Equity investments at December 31, 2006 consisted of investments in private companies where we did not have the ability to exercise influence and were accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. These investments represented a minimal ownership interest in these companies. Additionally, in connection with the Windrose merger, we assumed a $1,000,000 investment in an unconsolidated subsidiary that holds trust preferred securities and is accounted for under the cost method.

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

On May 6, 2004, we entered into two interest rate swap agreements (the “2004 Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The 2004 Swaps were treated as fair-

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value hedges for accounting purposes and we utilized the short-cut method to assess effectiveness. The 2004 Swaps were with highly rated counterparties in which we received a fixed rate of 6.0% and paid a variable rate based on six-month LIBOR plus a spread. On September 12, 2007, we terminated the 2004 Swaps and we received a $2,125,000 cash settlement. The unamortized amount of this settlement at December 31, 2007 was $1,973,000 and is recorded as an adjustment to the hedged item. This amount will be amortized to interest expense over the life of the hedged debt using the effective interest method. For the year ended December 31, 2007, we generated $89,000 of savings related to the 2004 Swaps that was recorded as a reduction of interest expense. For the year ended December 31, 2006, we incurred $197,000 of losses related to the 2004 Swaps that was recorded as an addition to interest expense. For the year ended December 31, 2005, we generated $972,000 of savings related to the 2004 Swaps that was recorded as a reduction of interest expense.

On July 2, 2007, we entered into two forward-starting interest rate swaps (the “July 2007 Swaps”), with an aggregate notional amount of $200,000,000 that were designated as cash flow hedges of the variability in forecasted interest payments attributable to changes in the LIBOR swap rate, on long-term fixed rate debt forecasted to be issued in 2007. The July 2007 Swaps have the economic effect of fixing $200,000,000 of our debt at 4.913% for five years. The July 2007 Swaps were settled on July 17, 2007, which was the date that the forecasted debt was priced. The cash settlement value of these contracts at July 17, 2007, was $733,000. This amount represented the effective portion of the hedges as there was no hedge ineffectiveness. Therefore, the $733,000 settlement value was deferred in accumulated other comprehensive income (“AOCI”) and will be amortized to interest expense using the effective interest method. The unamortized amount of AOCI related to these contracts at December 31, 2007 is $668,000. For the year ended December 31, 2007, we reclassified $65,000 out of AOCI as a reduction of interest expense.

On September 12, 2007, we entered into two forward-starting interest rate swaps (the “September 2007 Swaps”) for a total notional amount of $250,000,000 to hedge 10 years of interest payments associated with a long-term borrowing that is expected to occur in 2008. The September 2007 Swaps each have an effective date of September 12, 2008 and a maturity date of September 12, 2018. We expect to settle the 2007 Swaps when the debt is priced. The September 2007 Swaps have the economic effect of fixing $250,000,000 of our future debt at 4.469% plus a credit spread for 10 years. The September 2007 Swaps have been designated as cash flow hedges and we expect the 2007 Swaps to be highly effective at offsetting changes in cash flows of interest payments on $250,000,000 of our future debt due to changes in the LIBOR swap rate. Therefore, effective changes in the fair value of the September 2007 Swaps will be recorded in AOCI and reclassified to interest expense when the hedged forecasted transactions affect earnings (as interest payments are made on the expected debt issuance). The ineffective portion of the changes in fair value will be recorded directly in earnings. At December 31, 2007, the September 2007 Swaps were reported at their fair value of $7,990,000 and are included in other liabilities and AOCI.

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

Federal Income Tax

No provision has been made for federal income taxes since we have elected to be treated as a real estate investment trust under the applicable provisions of the Internal Revenue Code, and we believe that we have met the

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements for qualification as such for each taxable year. Our taxable REIT subsidiaries are subject to federal, state and local income taxes. See Note 12.

New Accounting Standards

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Early adoption is prohibited for both standards. The provisions of SFAS 141(R) and SFAS 160, effective on January 1, 2009, are to be applied prospectively.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

2.	Business Combinations

Windrose Medical Properties Trust Merger

As discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2006, we completed our merger with Windrose Medical Properties Trust on December 20, 2006. These operations are the principal component of our operating property segment (see Note 18). During the year ended December 31, 2007, we finalized the purchase price allocation for the Windrose merger, as required by Statement of Financial Accounting Standards No. 141, Business Combinations. The updated purchase price allocation reflects reallocations between identifiable tangible and intangible assets. However, these adjustments did not have a significant impact on our consolidated results of operations.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the updated purchase price calculation and the allocation to assets acquired and liabilities assumed, based upon their estimated fair values (in thousands):

Common stock	$396,846
Preferred stock	62,118
Cash consideration	183,139
Assumed debt	301,641
Assumed liabilities and minority interests	26,034
Acquisition costs	29,139

Purchase price	998,917
Merger-related expenses	5,213
Capitalized equity issuance costs	912

Net purchase price	$992,792

Land and land improvements	$126,079
Buildings and improvements	774,634
Acquired lease intangibles	42,595
Above market lease intangibles	32,352
Cash and cash equivalents	15,587
Receivables and other assets	22,526

Total assets acquired	1,013,773
Below market lease intangibles	20,981

Net purchase price	992,792
Secured debt	249,424
Liability to subsidiary trust issuing preferred securities	52,217
Accrued expenses and other liabilities	19,044

Total liabilities assumed	320,685
Minority interests	6,989

Net assets acquired	$665,118

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rendina/Paramount Acquisition

In May 2007, we completed the acquisition of 17 medical office buildings and Paramount Real Estate Services, a property management company, from affiliates of Rendina Companies. The results of operations for these properties and Paramount have been included in our consolidated results of operations from the date of acquisition. Allocation of the purchase price has been finalized. The following table presents the updated purchase price calculation and the allocation to assets acquired and liabilities assumed, based upon their estimated fair values (in thousands):

Cash consideration	$141,967
Assumed debt	146,457
Assumed liabilities and minority interests	3,410

Net purchase price	$291,834

Land and land improvements	$6,657
Buildings and improvements	228,004
Acquired lease intangibles	33,474
Above market lease intangibles	17,167
Cash and cash equivalents	4
Receivables and other assets	10,050

Total assets acquired	295,356
Below market lease intangibles	3,522

Net purchase price	291,834
Secured debt	146,457
Accrued expenses and other liabilities	3,410

Total liabilities assumed	149,867

Net assets acquired	$141,967

3.	Real Estate Loans Receivable

The following is a summary of real estate loans receivable (in thousands):

	December 31,
	2007	2006

Mortgage loans	$143,091	$177,615
Other real estate loans	238,303	16,833

Totals	$381,394	$194,448

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of mortgage loans at December 31, 2007:

Final	Number		Principal
Payment	of		Amount at	Carrying
Due	Loans	Payment Terms	Inception	Amount
			(In thousands)

2008	5	Monthly payments from $7,886 to $71,447, including interest from 15.21% to 19.26%	$16,140	$17,722
2009	5	Monthly payments from $11,830 to $169,818, including interest from 9.63% to 19.26%	38,972	28,108
2010	2	Monthly payments from $14,222 to $19,761, including interest from 9.00% to 19.00%	4,623	4,768
2011	2	Monthly payments from $21,047 to $24,735, including interest from 19.00% to 19.26%	5,827	6,084
2012	3	Monthly payments from $24,922 to $130,949, including interest from 7.00% to 19.26%	28,741	19,169
2013	2	Monthly payments from $21,654 to $25,351, including interest from 7.25% to 11.63%	6,516	6,136
2015	1	Monthly payments of $489, including interest of 9.00%	65	65
2020	2	Monthly payments from $41,282 to $312,198, including interest of 10.14%	38,500	37,942
2022	1	Monthly payments of $180,542, including interest of 9.38%	23,097	23,097

		Totals	$162,481	$143,091

4.	Allowance for Loan Losses

The following is a summary of the allowance for loan losses (in thousands):

	Year Ended December 31,
	2007	2006	2005

Balance at beginning of year	$7,406	$6,461	$5,261
Provision for loan losses	0	1,000	1,200
Charge-offs	0	(55)	0

Balance at end of year	$7,406	$7,406	$6,461

The following is a summary of our loan impairments (in thousands):

	December 31,
	2007	2006	2005

Balance of impaired loans at year end	$799	$10,529	$16,770
Allowance for loan losses	7,406	7,406	6,461

Balance of impaired loans not reserved(1)	$0	$3,123	$10,309

Average impaired loans for the year	$5,664	$13,650	$26,344
Interest recognized on impaired loans	0	2,495	2,391

(1)	At December 31, 2007, the allowance for loan losses exceeds the balance of impaired loans. See Note 1 for additional information.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Real Property Owned

The following table summarizes certain information about our real property owned as of December 31, 2007 (dollars in thousands):

			Building,		Accumulated
	Number of		Intangibles &	Gross	Depreciation
	Properties	Land	Improvements	Investment	and Amortization

Assisted Living Facilities:
Arizona	4	$2,100	$17,563	$19,663	$2,903
California	9	8,920	53,399	62,319	8,868
Colorado	1	940	3,721	4,661	606
Connecticut	5	8,030	36,800	44,830	5,481
Delaware	1	560	21,220	21,780	1,795
Florida	12	5,487	59,753	65,240	16,034
Georgia	2	1,080	3,688	4,768	560
Idaho	3	1,125	14,875	16,000	1,781
Illinois	3	7,077	15,300	22,377	404
Indiana	2	220	5,520	5,740	998
Kansas	1	600	10,590	11,190	912
Kentucky	1	490	7,610	8,100	922
Louisiana	1	1,100	10,161	11,261	4,106
Maryland	2	870	9,155	10,025	1,197
Massachusetts	7	8,160	62,481	70,641	6,549
Mississippi	2	1,080	13,465	14,545	1,878
Montana	3	1,460	14,772	16,232	2,072
Nevada	3	1,820	25,126	26,946	4,055
New Jersey	2	740	7,447	8,187	1,203
New York	4	2,400	40,447	42,847	2,273
North Carolina	41	15,863	181,381	197,244	28,640
Ohio	7	3,294	30,985	34,279	7,611
Oklahoma	15	1,784	22,890	24,674	7,406
Oregon	3	1,167	11,099	12,266	2,424
Pennsylvania	2	2,234	13,409	15,643	1,848
South Carolina	2	642	7,308	7,950	1,098
Tennessee	4	1,526	11,989	13,515	1,890
Texas	29	10,226	120,612	130,838	16,062
Utah	2	1,420	12,842	14,262	1,791
Virginia	4	2,300	40,785	43,085	3,863
Washington	9	6,880	49,235	56,115	3,630
Wisconsin	7	5,010	54,634	59,644	2,077
Construction in progress	12	0	0	61,576	0

	205	106,605	990,262	1,158,443	142,937

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Building,		Accumulated
	Number of		Intangibles &	Gross	Depreciation
	Properties	Land	Improvements	Investment	and Amortization

Skilled Nursing Facilities:
Alabama	7	$2,520	$36,990	$39,510	$5,202
Arizona	2	1,870	15,978	17,848	1,002
Colorado	4	3,460	31,246	34,706	3,529
Connecticut	6	2,700	22,354	25,054	1,216
Florida	42	23,312	280,502	303,814	40,908
Georgia	3	2,650	14,932	17,582	1,842
Idaho	2	1,410	13,279	14,689	3,922
Illinois	4	1,110	24,700	25,810	9,414
Indiana	7	2,034	37,829	39,863	6,661
Kansas	1	1,120	8,360	9,480	504
Kentucky	10	3,015	65,432	68,447	6,520
Louisiana	7	783	34,717	35,500	2,333
Maryland	2	840	14,760	15,600	872
Massachusetts	20	17,390	205,347	222,737	30,526
Mississippi	11	1,625	52,651	54,276	9,025
Missouri	3	1,247	23,827	25,074	6,999
Nevada	1	182	2,503	2,685	802
New Hampshire	1	340	4,360	4,700	310
New Jersey	1	1,850	3,050	4,900	380
Ohio	21	12,000	195,506	207,506	19,648
Oklahoma	3	1,464	21,884	23,348	3,156
Oregon	1	300	5,316	5,616	1,611
Pennsylvania	4	3,179	21,414	24,593	5,668
Tennessee	22	8,730	122,604	131,334	21,143
Texas	19	11,296	144,670	155,966	8,988
Utah	1	991	6,850	7,841	416
Virginia	5	4,321	38,482	42,803	1,951
Construction in progress	2	0	0	9,593	0

	212	111,739	1,449,543	1,570,875	194,548
Independent Living / CCRC Facilities:
Arizona	1	950	9,087	10,037	1,843
California	7	17,960	123,544	141,504	6,234
Colorado	2	7,629	29,128	36,757	933
Florida	4	9,772	108,840	118,612	12,596
Georgia	3	3,256	24,759	28,015	10,001
Idaho	1	550	14,740	15,290	2,093
Illinois	1	670	6,780	7,450	1,152
Indiana	2	750	31,325	32,075	799
Kansas	1	1,400	11,000	12,400	282
Missouri	1	510	5,490	6,000	143
Nevada	1	1,144	10,831	11,975	4,718
New York	1	1,510	9,490	11,000	1,513
North Carolina	2	3,120	20,309	23,429	1,081
South Carolina	4	7,190	64,072	71,262	4,113
Texas	2	5,670	16,620	22,290	3,624
Washington	1	620	4,780	5,400	535
Construction in progress	9	0	0	194,834	0

	43	62,701	490,795	748,330	51,660

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Building,		Accumulated
	Number of		Intangibles	Gross	Depreciation
	Properties	Land	& Improvements	Investment	and Amortization

Medical Office Buildings:
Alabama	5	$2,902	$43,949	$46,851	$1,847
Alaska	1	217	30,476	30,693	898
Arizona	3	2,724	77,243	79,967	4,185
California	7	7,545	123,943	131,488	5,396
Colorado	1	877	6,711	7,588	28
Florida	27	42,052	262,530	304,582	12,918
Georgia	15	17,507	75,992	93,499	4,351
Illinois	3	4,762	13,557	18,319	710
Missouri	1	336	17,247	17,583	435
Nevada	9	16,804	103,891	120,695	4,197
New Jersey	3	6,404	24,252	30,656	981
New York	7	4,009	60,501	64,510	2,119
North Carolina	10	7,788	18,196	25,984	1,557
Ohio	1	610	7,419	8,029	323
Oklahoma	1	132	12,829	12,961	285
South Carolina	1	171	18,282	18,453	605
Tennessee	7	10,824	67,356	78,180	2,325
Texas	17	13,426	181,308	194,734	8,035
Construction in progress	2	0	0	14,688	0

	121	139,090	1,145,682	1,299,460	51,195
Specialty Care Facilities:
Illinois	1	3,650	19,325	22,975	4,819
Indiana	1	170	8,232	8,402	0
Louisiana	1	1,928	10,483	12,411	414
Massachusetts	3	3,375	62,101	65,476	23,279
Ohio	1	3,020	27,445	30,465	3,590
Oklahoma	2	3,149	9,879	13,028	617
Texas	7	6,902	121,851	128,753	5,281
Wisconsin	1	4,700	20,669	25,369	33
Construction in progress	3	0	0	33,018	0

	20	26,894	279,985	339,897	38,033

Total Real Property Owned	601	$447,029	$4,356,267	$5,117,005	$478,373

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, future minimum lease payments receivable under operating leases are as follows (in thousands):

2008	$435,393
2009	428,090
2010	424,569
2011	411,215
2012	395,895
Thereafter	2,486,023

Totals	$4,581,185

We purchased $0, $11,204,000 and $3,908,000 of real property that had previously been financed by the Company with loans in 2007, 2006 and 2005, respectively. Additionally, $132,028,000, $24,330,000 and $29,238,000 of completed construction projects were placed in service and began earning rent during the years ended December 31, 2007, 2006 and 2005, respectively. We acquired properties which included the assumption of mortgages totaling $166,188,000, $274,473,000 and $22,309,000 in 2007, 2006 and 2005, respectively. Certain of our acquisitions included deferred acquisition payments totaling $0, $2,000,000 and $18,125,000 for 2007, 2006 and 2005, respectively. These non-cash activities are appropriately not reflected in the accompanying statements of cash flows. See the accompanying statement of cash flows for non-cash investing activity related to the Windrose merger.

At December 31, 2007, 2006 and 2005, we had $0, $14,796,000 and $11,912,000, respectively, related to assets held for sale. See Note 16 for further discussion of discontinued operations.

6.	Concentration of Risk

As of December 31, 2007, long-term care facilities, which include skilled nursing, independent living/continuing care retirement communities and assisted living facilities, comprised 68% (72% at December 31, 2006) of our real estate investments and were located in 38 states. The following table summarizes certain information about our customer concentration as of December 31, 2007 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment	Investment(1)

Concentration by investment:
Emeritus Corporation	50	$355,147	7%
Signature Healthcare LLC	34	325,744	6%
Brookdale Senior Living, Inc	84	258,990	5%
Life Care Centers of America, Inc	25	255,168	5%
Senior Living Communities, LLC	8	187,437	4%
Remaining portfolio	437	3,637,540	73%

Totals	638	$5,020,026	100%

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of	Total	Percent of
	Properties	Revenue(2)	Revenue(3)

Concentration by revenue(4):
Emeritus Corporation	50	$39,546	8%
Brookdale Senior Living, Inc	84	37,791	8%
Home Quality Management, Inc	35	24,512	5%
Life Care Centers of America, Inc	25	23,854	5%
Tara Cares, LLC	33	18,982	4%
Remaining portfolio	411	338,435	68%
Other income	n/a	10,035	2%

Totals	638	$493,155	100%

(1)	Investments with top five customers comprised 32% of total investments at December 31, 2006.

(2)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2007.

(3)	Revenues from top five customers were 43% and 43% for the years ended December 31, 2006 and 2005, respectively.

(4)	All of our top five customers are in our investment properties segment.

7.	Borrowings Under Line of Credit Arrangement and Related Items

At December 31, 2007, we had an unsecured credit arrangement with a consortium of seventeen banks providing for a revolving line of credit in the amount of $1,150,000,000, which is scheduled to expire on August 5, 2011 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (4.6% at December 31, 2007). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at December 31, 2007. In addition, we pay a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at December 31, 2007. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement.

The following information relates to aggregate borrowings under the unsecured lines of credit arrangements (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005

Balance outstanding at December 31	$307,000	$225,000	$195,000
Maximum amount outstanding at any month end	$434,000	$276,000	$318,000
Average amount outstanding (total of daily principal balances divided by days in year)	$234,392	$164,905	$181,232
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	6.68%	6.91%	5.19%

8.	Senior Unsecured Notes and Secured Debt

We have $1,890,192,000 of senior unsecured notes with annual interest rates ranging from 4.75% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $1,887,330,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 1 for further discussion regarding derivative instruments.

In July 2007, we issued $400,000,000 of 4.75% senior unsecured convertible notes due July 2027, generating net proceeds of $388,943,000. The notes will be convertible, in certain circumstances, into cash and, if applicable,

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of our common stock at an initial conversion rate of 20.0000 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $50.00 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount.

We have mortgage loans totaling $507,476,000, collateralized by owned properties, with annual interest rates ranging from 4.89% to 8.21%. The carrying amounts of the mortgages represent the par value of $506,973,000 adjusted for any unamortized fair value adjustments. The carrying values of the properties securing the mortgage loans totaled $969,543,000 at December 31, 2007.

In November 2007, we repurchased $50,000,000 in aggregate liquidation amount of preferred securities that had been issued by Windrose Capital Trust  I, a subsidiary trust, on March 24, 2006. In December 2007, we surrendered these securities for cancellation along with $1,000,000 liquidation amount of common securities of this trust, which resulted in the satisfaction and discharge in 2007 of $51,000,000 in aggregate principal amount of junior subordinated notes issued by an operating partnership due March 30, 2036. In connection with this transaction, we recorded a $1,081,000 gain on extinguishment of debt.

Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions.

At December 31, 2007, the annual principal payments on these debt obligations are as follows (in thousands):

	Senior	Mortgage
	Unsecured Notes	Loans	Totals

2008	$42,330	$27,941	$70,271
2009	0	53,752	53,752
2010	0	15,480	15,480
2011	0	52,641	52,641
2012	250,000	21,841	271,841
Thereafter	1,595,000	335,318	1,930,318

Totals	$1,887,330	$506,973	$2,394,303

9.	Stock Incentive Plans

Our 2005 Long-Term Incentive Plan authorizes up to 2,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key salaried employees under the 1995 Plan continue to vest through 2016 and expire ten years from the date of grant. Our non-employee directors, officers and key salaried employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights.

Vesting periods for options, deferred stock units and restricted shares generally range from three years for non-employee directors to five years for officers and key employees. Options expire ten years from the date of the grant. We granted 223,000, 98,000 and 85,000 restricted shares during 2007, 2006 and 2005, respectively, including 11,000, 13,000 and 16,000 shares to non-employee directors in 2007, 2006 and 2005, respectively. Expense, which is recognized as the shares vest based on the market value at the date of the award, totaled $7,050,000, $6,980,000 and $2,948,000, in 2007, 2006 and 2005, respectively.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Award Activity

The following table summarizes information about stock option activity for the periods indicated (shares in thousands):

	Year Ended December 31,
	2007		2006		2005
	Number	Weighted Average	Number	Weighted Average	Number	Weighted Average
Stock Options	of Shares	Exercise Price	of Shares	Exercise Price	of Shares	Exercise Price

Options at beginning of year	917	$30.79	685	$26.87	1,015	$24.86
Options granted	124	45.73	460	32.42	60	34.88
Options exercised	(402)	27.82	(227)	22.24	(380)	22.84
Options terminated	(2)	39.72	(1)	36.50	(10)	25.24

Options at end of year	637	$35.54	917	$30.79	685	$26.87

Options exercisable at end of year	256	$32.26	462	$28.83	257	$23.16
Weighted average fair value of options granted during the year		$8.31		$5.26		$12.48

Option Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2007	2006	2005

Dividend yield(1)	5.6%	6.79%	6.88%
Expected volatility	19.9%	20.3%	22.8%
Risk-free interest rate	4.74%	4.35%	4.25%
Expected life (in years)	5	5	7
Weighted-average fair value(1)	$8.31	$5.26	$12.48

(1)	Certain options granted to employees include dividend equivalent rights. The fair value of options with DERs also includes the net present value of projected future dividend payments over the expected life of the option discounted at the dividend yield rate. In 2005, substantially all options granted included DERs, while in 2006, approximately 19.5% of options granted included DERs, and in 2007, approximately 25.2% of options granted included DERs.

The following table summarizes information about stock options outstanding at December 31, 2007 (options in thousands):

	Options Outstanding			Options Exercisable
			Weighted
Range of Per		Weighted	Average		Weighted
Share Exercise	Number	Average	Remaining	Number	Average
Prices	Outstanding	Exercise Price	Contract Life	Exercisable	Exercise Price

$16-$20	8	$16.81	3.0	9	$16.81
$20-$30	125	25.77	5.7	66	25.72
$30-$40	381	35.85	8.2	181	35.34
$40 +	123	45.73	10.0	0	n/a

Totals	637	$35.54	8.0	256	$32.26

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at December 31, 2007. During the years ended December 31, 2007, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock incentive plans was $6,600,000, $3,140,000 and $4,705,000, respectively, determined as of the date of option exercise. Cash received from option exercises under our stock incentive plans for the years ended December 31, 2007, 2006 and 2005 was $17,775,000, $4,872,000 and $8,690,000.

As of December 31, 2007, there was approximately $2,524,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years. As of December 31, 2007, there was approximately $11,146,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.

The following table summarizes information about non-vested stock incentive awards as of December 31, 2007 and changes for the year ended December 31, 2007:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value

Non-vested at December 31, 2006	478	$5.35	248	$34.07
Vested	(218)	3.78	(120)	35.21
Granted	124	8.31	272	44.66
Terminated	(2)	7.63	(2)	28.84

Non-vested at December 31, 2007	382	$7.20	398	$40.99

We adopted the fair value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, we use the Black-Scholes-Merton option pricing model to estimate the value of stock option grants and expect to continue to use this acceptable option valuation model. Because we adopted Statement No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date of Statement No. 123), compensation cost for some previously granted awards that were not recognized under Statement No. 123 will now be recognized effective with the adoption of Statement No. 123(R) on January 1, 2006. In addition, we previously amortized compensation cost for share-based payments to the date that the awards became fully vested or to the expected retirement date, if sooner. Effective with the adoption of Statement No. 123(R), we began recognizing compensation cost to the date the awards become fully vested or to the retirement eligible date, if sooner. Compensation cost totaled $7,050,000 and $6,980,000 for the years ended December 31, 2007 and 2006, respectively.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income available to common stockholders for the year ended December 31, 2005 if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for options granted since 1995 but prior to adoption at January 1, 2003 (in thousands, except per share data):

Numerator:
Net income available to common stockholders — as reported	$62,692
Deduct: Additional stock-based employee compensation expense determined under fair value based method for all awards	181

Net income available to common stockholders — pro forma	$62,511

Denominator:
Basic weighted average shares — as reported and pro forma	54,110
Effect of dilutive securities:
Employee stock options — pro forma	0
Non-vested restricted shares	208

Dilutive potential common shares	208

Diluted weighted average shares — pro forma	54,318

Net income available to common stockholders per share — as reported
Basic	$1.16

Diluted	$1.15

Net income available to common stockholders per share — pro forma
Basic	$1.16

Diluted	$1.15

10.	Other Equity

Other equity consists of the following (in thousands):

	December 31,
	2007	2006	2005

Accumulated compensation expense related to stock options	$2,701	$1,845	$864
Unamortized restricted stock	0	0	(521)

Totals	$2,701	$1,845	$343

Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $1,106,000, $1,066,000 and $312,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Unamortized restricted stock represented the unamortized value of restricted stock granted to employees and non-employee directors prior to January 1, 2003. Expense related to these grants, which is recognized as the shares vest based on the market value at the date of the award, totaled $521,000 and $728,000 for the years ended December 31, 2006 and 2005, respectively.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock as partial consideration for an acquisition of assets by the Company, with the shares valued at $26,500,000 for such purposes. The shares were issued to Southern Assisted Living, Inc. and certain of its stockholders without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended. The shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after August 15, 2008. The preferred shares are convertible into common stock at a conversion price of $32.66 per share at any time. During the year ended December 31, 2005, certain holders of our Series E Preferred Stock converted 275,056 shares into 210,541 shares of our common stock, leaving 74,989 of such shares outstanding at December 31, 2007 and 2006.

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

In conjunction with the acquisition of Windrose Medical Properties Trust in December 2006, we issued 2,100,000 shares of 7.5% Series G Cumulative Convertible Preferred Stock. These shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after June 30, 2010. Each Series G Preferred Share is convertible by the holder into our common stock at a conversion price of $34.93, equivalent to a conversion rate of 0.7157 common shares per Series G Preferred Share. The Series G Preferred Shares require cumulative distributions. During the year ended December 31, 2007, certain holders of our Series G Preferred Stock converted 295,800 shares into 211,702 shares of our common stock, leaving 1,804,200 of such shares outstanding at December 31, 2007.

12.	Income Taxes and Distributions

To qualify as a real estate investment trust for federal income tax purposes, 90% of taxable income (including 100% of capital gains) must be distributed to stockholders. Real estate investment trusts that do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The main differences between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, differing useful lives and depreciation and amortization methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes.

Cash distributions paid to common stockholders, for federal income tax purposes, are as follows:

	Year Ended December 31,
	2007	2006	2005

Per Share:
Ordinary income	$1.8295	$1.7461	$1.266
Return of capital	0.3596	1.1348	1.194
1250 gains	0.0900	0.0000	0.000

Totals	$2.2791	$2.8809	$2.460

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2009. At December 31, 2007, our obligation under the letter of credit was $2,350,000.

We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide liability and property insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2013. At December 31, 2007, our obligation under the letter of credit was $1,000,000.

We have an outstanding letter of credit issued for the benefit of a village in Illinois that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a facility. Our obligation to provide the letter of credit terminates in 2010. At December 31, 2007, our obligation under the letter of credit was $679,320.

We have an outstanding letter of credit issued for the benefit of a municipality in Pennsylvania in connection with the completion and installation of certain facility improvements by one of our subsidiaries. The improvements are expected to be completed in 2009. At December 31, 2007, our obligation under the letter of credit was $485,810.

At December 31, 2007, we had outstanding construction financings of $313,709,000 for leased properties and were committed to providing additional financing of approximately $800,697,000 to complete construction. At December 31, 2007, we had contingent purchase obligations totaling $25,621,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon an operator satisfying certain conditions such as payment coverage and value tests. Amounts due from the tenant are increased to reflect the additional investment in the property.

At December 31, 2007, we had operating lease obligations of $54,993,000 relating to certain ground leases and Company office space. We incurred rental expense relating to our Company office space of $678,000, $939,000 and $283,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Regarding the property leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At December 31, 2007, aggregate future minimum rentals to be received under these noncancelable subleases totaled $12,756,000.

At December 31, 2007, future minimum lease payments due under operating leases are as follows (in thousands):

2008	$3,148
2009	3,031
2010	2,865
2011	2,681
2012	2,742
Thereafter	40,526

Totals	$54,993

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005

Numerator for basic and diluted earnings per share — net income available to common stockholders	$116,272	$81,287	$62,692

Denominator for basic earnings per share — weighted average shares	78,861	61,661	54,110
Effect of dilutive securities:
Employee stock options	150	136	181
Non-vested restricted shares	398	248	208

Potentially dilutive common shares	548	384	389

Denominator for diluted earnings per share — adjusted weighted average shares	79,409	62,045	54,499

Basic earnings per share	$1.47	$1.32	$1.16

Diluted earnings per share	$1.46	$1.31	$1.15

The diluted earnings per share calculation excludes the dilutive effect of 123,000, 0 and 112,000 options for 2007, 2006 and 2005, respectively, because the exercise price was greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock was not included in the calculations for 2007, 2006 and 2005 as the effect of the conversions was anti-dilutive. The $345,000,000 Convertible Senior Notes due December 2026 and the Series G Cumulative Convertible Preferred Stock were not included in the calculation for 2007 and 2006 as the effect of the conversion was anti-dilutive. The $400,000,000 Convertible Senior Notes due July 2027 were not included in the calculation for 2007 as the effect of the conversion was anti-dilutive.

15.	Disclosure about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Mortgage Loans and Other Real Estate Loan Receivable — The fair value of mortgage loans and other real estate loans receivable is generally estimated by discounting the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Cash and Cash Equivalents — The carrying amount approximates fair value.

Equity Investments — Equity investments are recorded at their fair market value.

Borrowings Under Unsecured Lines of Credit Arrangements — The carrying amount of the unsecured line of credit arrangement approximates fair value because the borrowings are interest rate adjustable.

Senior Unsecured Notes — The fair value of the senior unsecured notes payable was estimated based on publicly available trading prices.

Secured Debt — The fair value of all secured debt is estimated by discounting the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swap Agreements — Our interest rate swap agreements are recorded as assets or liabilities on the balance sheet at fair market value. Fair market value is estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates.

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Mortgage loans receivable	$143,091	$149,144	$177,615	$180,537
Other real estate loans receivable	238,303	239,951	16,833	16,833
Equity investments(1)	1,408	1,408	4,700	4,700
Cash and cash equivalents	30,269	30,269	36,216	36,216
Interest rate swap agreements	(7,990)	(7,990)	902	902
Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$307,000	$307,000	$225,000	$225,000
Senior unsecured notes(2)	1,890,192	1,902,031	1,541,814	1,575,532
Secured debt	507,476	515,989	378,972	378,972
Trust preferred liability	n/a	n/a	52,215	52,215

(1)	Equity investments at December 31, 2006 were accounted for under the cost method which was a reasonable approximation of fair value. See Note 1 for additional information.

(2)	The Company previously used a discounted cash flow model to estimate the fair value of senior unsecured notes and reported a fair value estimate of $1,895,672,000 in its Form 10-K for the year ended December 31, 2006.

16.	Discontinued Operations

During the years ended December 31, 2007, 2006 and 2005, we sold properties with carrying values of $83,877,000, $75,789,000 and $88,098,000 for net gains of $14,437,000, $1,267,000 and $3,227,000, respectively. In accordance with Statement No. 144, we have reclassified the income and expenses attributable to these properties to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying the properties as discontinued operations (in thousands):

	Year Ended December 31,
	2007	2006	2005

Revenues:
Rental Income	$7,133	$14,939	$26,533
Expenses:
Interest expense	1,622	4,398	7,747
Depreciation and amortization	3,733	9,131	13,872
General and adminstrative	0	1,120	1,086

Income (loss) from discontinued operations, net	$1,778	$290	$3,828

17.	Retirement Arrangements

Under the retirement plan and trust (the “401(k) Plan”), eligible employees may make contributions, and we may make matching contributions and a profit sharing contribution. Our contributions to the 401(k) Plan totaled $441,000, $413,000 and $337,000 in 2007, 2006 and 2005, respectively.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have a Supplemental Executive Retirement Plan (“SERP”), a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the Company are anticipated for the 2008 fiscal year. Benefit payments are expected to total $3,290,000 during the next five fiscal years and no benefit payments are expected to occur during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $1,915,000 at December 31, 2007 ($1,597,000 at December 31, 2006).

The following tables provide a reconciliation of the changes in the SERP’s benefit obligations and a statement of the funded status for the periods indicated (in thousands):

	Year Ended December 31,
	2007	2006

Reconciliation of benefit obligation:
Obligation at January 1	$1,597	$1,255
Service cost	362	352
Interest cost	96	72
Actuarial (gain)/loss	(140)	(82)

Obligation at December 31	$1,915	$1,597

	December 31,
	2007	2006

Funded status:
Funded status at December 31	$(1,915)	$(1,597)
Unrecognized (gain)/loss	0	0

Prepaid/(accrued) benefit cost	$(1,915)	$(1,597)

The accrued benefit cost increased $135,000 during 2006 as a result of adopting SFAS 158. See Note 1 for additional information.

The following table shows the components of net periodic benefit costs for the periods indicated (in thousands):

	Year Ended December 31,
	2007	2006

Service cost	$362	$352
Interest cost	96	72
Net actuarial loss	0	8

Net periodic benefit cost	$458	$432

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information for the SERP, which has an accumulated benefit in excess of plan assets (in thousands):

	December 31,
	2007	2006

Projected benefit obligation	$1,915	$1,597
Accumulated benefit obligation	1,420	1,121
Fair value of assets	n/a	n/a

The following table reflects the weighted-average assumptions used to determine the benefit obligations and net periodic benefit cost for the SERP:

	Benefit		Net Periodic Benefit Cost
	Obligations		Year Ended
	December 31,		December 31,
	2007	2006	2007	2006

Discount rate	6.00%	6.00%	6.00%	5.75%
Rate of compensation increase	4.25%	4.25%	4.25%	4.00%
Expected long-term return on plan assets	n/a	n/a	n/a	n/a

18.	Segment Reporting

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

Non-segment revenue consists mainly of revenues from our Development Services Group (“DSG”), interest income on non-real estate investments and other income. Non-segment assets consist of DSG and corporate assets including cash, accounts receivable and deferred financing costs among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income.

Summary information for the reportable segments during the years ended December 31, 2007 and 2006 is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income(1)	Income	Income	Revenues	Expenses	Income(2)	Amortization	Expense	Assets

Year ended December 31, 2007:
Investment Properties	$338,010	$25,823	$2,413	$366,246	$0	$366,246	$100,632	$8,763	$3,704,689
Operating Properties	119,287	0	497	119,784	37,475	82,309	48,994	22,884	1,307,931
Non-segment/Corporate	0	0	7,125	7,125	0	7,125	0	104,655	201,236

	$457,297	$25,823	$10,035	$493,155	$37,475	$455,680	$149,626	$136,302	$5,213,856

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income(1)	Income	Income	Revenues	Expenses	Income(2)	Amortization	Expense	Assets

Year ended December 31, 2006:
Investment Properties	$302,161	$18,829	$351	$321,341	$0	$321,341	$96,351	$9,041	$3,148,595
Operating Properties	3,474	0	0	3,474	1,115	2,359	1,213	600	974,298
Non-segment/Corporate	0	0	3,573	3,573	0	3,573	0	87,193	157,717

	$305,635	$18,829	$3,924	$328,388	$1,115	$327,273	$97,564	$96,834	$4,280,610

(1)	Includes amounts from discontinued operations.

(2)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments, interest expense and discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

All assets, revenues and expenses for the year ended December 31, 2005 were attributable to our investment property segment.

19.	Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(2)

Revenues — as reported	$112,645	$119,252	$125,076	$133,532
Discontinued operations	(2,286)	(1,522)	(675)	0

Revenues — as adjusted(1)	$110,359	$117,730	$124,401	$133,532

Net income available to common stockholders	$23,356	$25,620	$24,529	$42,768

Net income available to common stockholders per share:
Basic	$0.32	$0.32	$0.30	$0.52
Diluted	0.32	0.32	0.30	0.52

	Year Ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(3)

Revenues — as reported	$77,413	$80,176	$80,745	$87,787
Discontinued operations	(3,730)	(3,840)	(2,682)	(2,420)

Revenues — as adjusted(1)	$73,683	$76,336	$78,063	$85,367

Net income available to common stockholders	$19,645	$22,668	$21,480	$17,494

Net income available to common stockholders per share:
Basic	$0.34	$0.37	$0.34	$0.27
Diluted	0.34	0.37	0.34	0.27

(1)	In accordance with FASB Statement No. 144, we have reclassified the income attributable to the properties sold subsequent to January 1, 2002 and attributable to the properties held for sale at December 31, 2007 to discontinued operations. See Note 16.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The increase in net income and amounts per share are primarily attributable to gains on sales of real property ($11,662,000), additional other income related to the payoff of a warrant equity investment ($3,900,000) and gains on extinguishment of debt ($1,081,000).

(3)	The decrease in net income and amounts per share are primarily attributable to costs associated with the Windrose merger ($5,213,000) and the write-off of a straight-line rent receivable ($5,143,000), offset by the favorable impact of prior period adjustments resulting from reassessment of straight-line rent revenue recognition policies ($3,266,000).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework. Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2007.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Health Care REIT, Inc.

We have audited Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Care REIT Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Health Care REIT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Health Care REIT, Inc. and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
February 27, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Executive Officers,” “Board and Committees,” “Communications with the Board” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (“Commission”) prior to April 30, 2008.

We have adopted a Code of Business Conduct & Ethics that applies to our directors, officers and employees. The code is posted on the Internet at www.hcreit.com and is available from the Company upon written request to the Senior Vice President — Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio 43603-1475. Any amendment to, or waivers from, the code that relate to any officer or director of the Company will be promptly disclosed on the Internet at www.hcreit.com.

In addition, the Board has adopted charters for the Audit, Compensation and Nominating/Corporate Governance Committees. These charters are posted on the Internet at www.hcreit.com and are available from the Company upon written request to the Senior Vice President — Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio 43603-1475.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2008.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the information under the headings “Board and Committees — Independence and Meetings” and “Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

3. Exhibit Index:

2.1	Agreement and Plan of Merger, dated as of September 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed September 15, 2006, and incorporated herein by reference thereto).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed October 13, 2006, and incorporated herein by reference thereto).
3.1	Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.2	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.4	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003, and incorporated herein by reference thereto).
3.5	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/A filed July 8, 2003, and incorporated herein by reference thereto).
3.6	Certificate of Designation of 6% Series E Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 1, 2003, and incorporated herein by reference thereto).
3.7	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004, and incorporated herein by reference thereto).

3.8	Certificate of Designation of 7.5% Series G Cumulative Convertible Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 20, 2006, and incorporated herein by reference thereto).
3.9	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.9 to the Company’s Form 10-Q filed August 9, 2007, and incorporated herein by reference thereto).
3.10	Second Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 29, 2007, and incorporated herein by reference thereto).
4.1	The Company, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument that defines the rights of holders of long-term debt of the Company and authorizes a total amount of securities not in excess of 10% of the total assets of the Company.
4.2	Indenture dated as of April 17, 1997 between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.3	First Supplemental Indenture, dated as of April 17, 1997, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.4	Second Supplemental Indenture, dated as of March 13, 1998, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 11, 1998, and incorporated herein by reference thereto).
4.5	Third Supplemental Indenture, dated as of March 18, 1999, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 17, 1999, and incorporated herein by reference thereto).
4.6	Fourth Supplemental Indenture, dated as of August 10, 2001, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed August 9, 2001, and incorporated herein by reference thereto).
4.7	Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.8	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.9	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.10	Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.11	Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003, and incorporated herein by reference thereto).
4.12	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.13	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).

4.14	Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003, and incorporated herein by reference thereto).
4.15	Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004, and incorporated herein by reference thereto).
4.16	Supplemental Indenture No. 4, dated as of April 27, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 28, 2005, and incorporated herein by reference thereto).
4.17	Supplemental Indenture No. 5, dated as of November 30, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 30, 2005, and incorporated herein by reference thereto).
4.18	Indenture, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).
4.19	Supplemental Indenture No. 1, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).
4.20	Supplemental Indenture No. 2, dated as of July 20, 2007, between Health Care REIT, Inc. and The Bank of New York Trust Company, N.A. (filed with the SEC as Exhibit 4.1 to Health Care REIT, Inc.’s Form 8-K filed July 20, 2007, and incorporated herein by reference thereto).
4.21	Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
4.22	Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
10.1	Fourth Amended and Restated Loan Agreement, dated as of August 6, 2007, by and among Health Care REIT, Inc. and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Barclays Bank PLC, Calyon New York Branch and Fifth Third Bank, as documentation agents (filed with the SEC as Exhibit 10.2 to Health Care REIT, Inc.’s Form 10-Q filed August 9, 2007, and incorporated herein by reference thereto).
10.2	Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.3	The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995, and incorporated herein by reference thereto).*
10.4	First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*
10.5	Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*
10.6	Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*

10.7	Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.8	First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.9	Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, filed March 28, 2005, and incorporated herein by reference thereto).*
10.10	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.11	Form of Restricted Stock Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.12	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/A filed October 27, 2004, and incorporated herein by reference thereto).*
10.13	Form of Restricted Stock Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.14	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.15	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.16	Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.17	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.18	Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.22 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.19	Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.23 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.20	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.24 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.21	Restricted Stock Agreement, dated January 22, 2007, by and between Health Care REIT and Raymond W. Braun (filed with the Commission as Exhibit 10.2 to the Company’s Form 8-K filed January 25, 2007, and incorporated herein by reference thereto).*
10.22	Stock Option Agreement, dated December 20, 2006, between Health Care REIT, Inc. and Daniel R. Loftus (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007, and incorporated herein by reference thereto).
10.23	Third Amended and Restated Employment Agreement, dated January 22, 2007, by and between the Company and George L. Chapman (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed January 25, 2007, and incorporated herein by reference thereto).*

10.24	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Raymond W. Braun (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.25	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Erin C. Ibele (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.26	Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.27	Amended and Restated Employment Agreement, effective March 17, 2006, by and between Health Care REIT, Inc. and Scott A. Estes (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2006, and incorporated herein by reference thereto).*
10.28	Employment Agreement, effective July 1, 2004, by and between Health Care REIT, Inc. and Jeffrey H. Miller (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).*
10.29	Consulting Agreement dated as of September 12, 2006 between the Company and Fred S. Klipsch (filed with the Commission as Exhibit 10.1 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.30	Consulting Agreement dated as of September 12, 2006 between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.2 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.31	Employment Agreement dated as of September 12, 2006 between the Company and Daniel R. Loftus (filed with the Commission as Exhibit 10.3 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.32	Health Care REIT, Inc. Supplemental Executive Retirement Plan, effective as of January 1, 2001 (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.33	Health Care REIT, Inc. Executive Loan Program, effective as of August 1999 (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.34	Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005, and incorporated herein by reference thereto).*
10.35	Summary of Director Compensation.*
14	Code of Business Conduct and Ethics (filed with the Commission as Exhibit 14 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney executed by William C. Ballard, Jr. (Director).
24.2	Power of Attorney executed by Pier C. Borra (Director).
24.3	Power of Attorney executed by Raymond W. Braun (President and Director).
24.4	Power of Attorney executed by Thomas J. DeRosa (Director).
24.5	Power of Attorney executed by Jeffrey H. Donahue (Director).
24.6	Power of Attorney executed by Peter J. Grua (Director).
24.7	Power of Attorney executed by Fred S. Klipsch (Director).
24.8	Power of Attorney executed by Sharon M. Oster (Director).
24.9	Power of Attorney executed by Jeffrey R. Otten (Director).
24.10	Power of Attorney executed by R. Scott Trumbull (Director).
24.11	Power of Attorney executed by George L. Chapman (Director, Chairman of the Board and Chief Executive Officer and Principal Executive Officer).

24.12	Power of Attorney executed by Scott A. Estes (Senior Vice President and Chief Financial Officer and Principal Financial Officer).
24.13	Power of Attorney executed by Paul D. Nungester, Jr. (Vice President and Controller and Principal Accounting Officer).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement.

(b) Exhibits:

The exhibits listed in Item 15(a)(3) above are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Securities Exchange Act of 1934.

(c) Financial Statement Schedules:

Financial statement schedules are included on pages 104 through 116.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.

By:	/s/ George L. Chapman
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2008, by the following person on behalf of the Company and in the capacities indicated.

/s/ William C. Ballard, Jr.*	/s/ Sharon M. Oster*
William C. Ballard, Jr., Director	Sharon M. Oster, Director

/s/ Pier C. Borra*	/s/ Jeffrey R. Otten*
Pier C. Borra, Director	Jeffrey R. Otten, Director

/s/ Raymond W. Braun*	/s/ R. Scott Trumbull*
Raymond W. Braun, President and Director	R. Scott Trumbull, Director

/s/ Thomas J. Derosa*	/s/ George L. Chapman
Thomas J. DeRosa, Director	George L. Chapman, Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey H. Donahue*	/s/ Scott A. Estes*
Jeffrey H. Donahue, Director	Scott A. Estes, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Peter J. Grua*	/s/ Paul D. Nungester, Jr.*
Peter J. Grua, Director	Paul D. Nungester, Jr., Vice President and Controller (Principal Accounting Officer)

/s/ Fred S. Klipsch*
Fred S. Klipsch, Vice Chairman

*By: /s/ George L. Chapman George L. Chapman, Attorney-in-Fact

HEALTH CARE REIT, INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Assisted Living Facilities:
Alhambra, CA	$0	$420	$2,534	$0	$420	$2,534	$481	1999	1999
Amarillo, TX	0	390	5,100	0	390	5,100	437	2004	1996
Asheboro, NC(3)	3,472	290	5,032	166	290	5,198	608	2003	1998
Asheville, NC	0	204	3,490	0	204	3,490	899	1999	1999
Asheville, NC	0	280	1,955	351	280	2,306	307	2003	1992
Auburn, MA(1)	0	1,050	7,950	0	1,050	7,950	959	2003	1997
Azusa, CA	0	570	3,141	0	570	3,141	624	1998	1988
Baltimore, MD	0	510	4,515	0	510	4,515	615	2003	1999
Bartlesville, OK	0	100	1,380	0	100	1,380	472	1996	1995
Beaumont, TX	0	520	6,050	0	520	6,050	546	2004	1997
Bellevue, WI	0	1,740	18,260	0	1,740	18,260	729	2006	2004
Bellingham, WA	0	300	3,200	0	300	3,200	372	2003	1994
Bradenton, FL	0	252	3,298	0	252	3,298	1,146	1996	1995
Bradenton, FL	0	100	1,700	942	100	2,642	1,039	1999	1996
Brandon, FL	0	860	7,140	0	860	7,140	796	2003	1990
Bremerton, WA	0	390	2,210	94	390	2,304	58	2006	1999
Burlington, NC	0	280	4,297	707	280	5,004	583	2003	2000
Burlington, NC(3)	2,736	460	5,467	0	460	5,467	658	2003	1997
Butte, MT	0	550	3,957	43	550	4,000	778	1998	1999
Canton, OH	0	300	2,098	0	300	2,098	543	1998	1998
Cape Coral, FL	0	530	3,281	0	530	3,281	529	2002	2000
Cary, NC	0	1,500	4,350	986	1,500	5,336	1,244	1998	1996
Cedar Hill, TX	0	171	1,490	0	171	1,490	481	1997	1996
Chapel Hill, NC	0	354	2,646	783	354	3,429	495	2002	1997
Chelmsford, MA(2)	8,765	1,040	10,951	0	1,040	10,951	1,235	2003	1997
Chickasha, OK	0	85	1,395	0	85	1,395	470	1996	1996
Chubbuck, ID	0	125	5,375	0	125	5,375	638	2003	1996
Claremore, OK	0	155	1,428	0	155	1,428	456	1996	1996
Clarksville, TN	0	330	2,292	0	330	2,292	587	1998	1998
Cleburne, TX	0	520	5,411	0	520	5,411	74	2006	2007
Coeur D’ Alene, ID	0	530	7,570	0	530	7,570	891	2003	1987
Columbia, TN	0	341	2,295	0	341	2,295	587	1999	1999
Concord, NC(3)	4,587	550	3,921	55	550	3,976	529	2003	1997
Corpus Christi, TX	0	155	2,935	15	155	2,950	1,401	1997	1996
Corpus Christi, TX	0	420	4,796	139	420	4,935	2,761	1996	1997
Danville, VA	0	410	3,954	722	410	4,676	567	2003	1998
Dayton, OH	0	690	2,970	1,428	690	4,398	1,007	2003	1994
DeForest, WI	0	250	5,350	0	250	5,350	106	2007	2006
Desoto, TX	0	205	1,383	0	205	1,383	434	1996	1996
Duncan, OK	0	103	1,347	0	103	1,347	447	1995	1996
Durham, NC	0	1,476	10,659	2,197	1,476	12,856	5,132	1997	1999
Eden, NC(3)	2,975	390	4,877	0	390	4,877	606	2003	1998
Edmond, OK	0	175	1,564	0	175	1,564	509	1995	1996
Elizabeth City, NC	0	200	2,760	2,011	200	4,771	950	1998	1999
Encinitas, CA	0	1,460	7,721	0	1,460	7,721	1,651	2000	2000
Enid, OK	0	90	1,390	0	90	1,390	475	1995	1995
Everett, WA	0	1,400	5,476	0	1,400	5,476	1,312	1999	1999
Fairfield, CA	0	1,460	14,040	0	1,460	14,040	2,307	2002	1998
Fairhaven, MA	0	770	6,230	0	770	6,230	621	2004	1999
Fayetteville, NY	0	410	3,962	500	410	4,462	704	2001	1997
Federal Way, WA	0	540	3,960	0	540	3,960	460	2003	1978
Findlay, OH	0	200	1,800	0	200	1,800	539	1997	1997
Flagstaff, AZ	0	540	4,460	0	540	4,460	531	2003	1999
Florence, NJ	0	300	2,978	0	300	2,978	477	2002	1999
Forest City, NC(3)	3,048	320	4,497	0	320	4,497	560	2003	1999
Fort Worth, TX	0	65	3,790	91	65	3,881	1,884	1996	1984
Fredericksburg, VA(5)	7,151	1,000	20,000	303	1,000	20,303	1,444	2005	1999
Gastonia, NC(3)	4,055	470	6,129	0	470	6,129	731	2003	1998
Gastonia, NC(3)	1,908	310	3,096	22	310	3,118	399	2003	1994
Gastonia, NC(3)	3,844	400	5,029	120	400	5,149	612	2003	1996
Georgetown, TX	0	200	2,100	0	200	2,100	614	1997	1997

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Grand Terrace, CA	$0	$530	$2,770	$0	$530	$2,770	$282	2004	1982
Greenfield, WI	0	600	6,626	0	600	6,626	74	2006	2006
Greensboro, NC	0	330	2,970	554	330	3,524	438	2003	1996
Greensboro, NC	0	560	5,507	1,013	560	6,520	804	2003	1997
Greenville, NC(3)	3,561	290	4,393	168	290	4,561	533	2003	1998
Greenville, SC	0	310	4,750	0	310	4,750	454	2004	1997
Hagerstown, MD	0	360	4,640	0	360	4,640	582	2003	1999
Hamden, CT	0	1,470	4,530	0	1,470	4,530	854	2002	1998
Hamilton, NJ	0	440	4,469	0	440	4,469	726	2001	1998
Harlingen, TX	0	92	2,057	127	92	2,184	1,001	1997	1989
Hattiesburg, MS	0	560	5,790	0	560	5,790	997	2002	1998
Hemet, CA	0	870	3,405	0	870	3,405	65	2007	1996
Henderson, NV	0	380	9,220	66	380	9,286	2,207	1998	1998
Henderson, NV	0	380	4,360	41	380	4,401	844	1999	2000
Hickory, NC	0	290	987	232	290	1,219	203	2003	1994
High Point, NC	0	560	4,443	793	560	5,236	639	2003	2000
High Point, NC	0	370	2,185	410	370	2,595	339	2003	1999
High Point, NC(3)	2,593	330	3,395	28	330	3,423	422	2003	1994
High Point, NC(3)	2,925	430	4,143	0	430	4,143	506	2003	1998
Highlands Ranch, CO	0	940	3,721	0	940	3,721	606	2002	1999
Hopedale, MA	0	130	8,170	0	130	8,170	633	2005	1999
Houston, TX	0	360	2,640	0	360	2,640	401	2002	1999
Houston, TX	0	360	2,640	0	360	2,640	396	2002	1999
Hutchinson, KS	0	600	10,590	0	600	10,590	912	2004	1997
Jackson, TN	0	540	1,633	3,015	540	4,648	318	2003	1998
Jonesboro, GA	0	460	1,304	0	460	1,304	168	2003	1992
Kalispell, MT	0	360	3,282	0	360	3,282	829	1998	1998
Kenner, LA	0	1,100	10,036	125	1,100	10,161	4,106	1998	2000
Kent, WA	0	940	20,318	0	940	20,318	4	2007	2000
Kirkland, WA(2)	4,798	1,880	4,315	0	1,880	4,315	518	2003	1996
Knoxville, TN	0	314	2,755	0	315	2,754	398	2002	1998
Lake Havasu City, AZ	0	450	4,223	0	450	4,223	992	1998	1999
Lake Havasu City, AZ	0	110	2,244	136	110	2,380	598	1998	1994
Lakeland, FL	0	520	4,580	0	520	4,580	536	2003	1991
Lakewood, NY	0	470	8,530	0	470	8,530	968	2003	1999
Lecanto, FL	0	200	6,900	0	200	6,900	633	2004	1986
Lenoir, NC	0	190	3,748	641	190	4,389	533	2003	1998
Lexington, NC	0	200	3,900	1,015	200	4,915	693	2002	1997
Longview, TX	0	320	4,440	0	320	4,440	405	2004	1997
Longview, TX	0	610	5,520	0	610	5,520	87	2006	2007
Louisville, KY	0	490	7,610	0	490	7,610	922	2003	1997
Lubbock, TX	0	280	6,220	1,660	280	7,880	801	2003	1996
Manassas, VA(2)	3,651	750	7,446	0	750	7,446	854	2003	1996
Mansfield, TX	0	660	5,251	0	660	5,251	84	2006	2007
Margate, FL	0	500	7,303	2,459	500	9,762	4,835	1998	1972
Martinsville, NC	0	349	0	0	349	0	0	2003
Marysville, CA	0	450	4,172	44	450	4,216	822	1998	1999
Matthews, NC(3)	3,719	560	4,738	0	560	4,738	610	2003	1998
McHenry, IL	0	1,632	0	0	1,632	0	0	2006
McHenry, IL	0	3,550	15,300	0	3,550	15,300	404	2006	2004
Menomonee Falls, WI	0	1,020	6,984	0	1,020	6,984	47	2006	2007
Middleburg Heights, OH	0	960	7,780	0	960	7,780	683	2004	1998
Middleton, WI	0	420	4,006	600	420	4,606	630	2001	1991
Midland, TX	0	400	4,930	0	400	4,930	438	2004	1997
Midwest City, OK	0	95	1,385	0	95	1,385	474	1996	1995
Missoula, MT(4)	6,363	550	7,490	0	550	7,490	465	2005	1998
Monroe, NC	0	470	3,681	648	470	4,329	539	2003	2001
Monroe, NC	0	310	4,799	857	310	5,656	663	2003	2000
Monroe, NC(3)	3,295	450	4,021	114	450	4,135	508	2003	1997
Morehead City, NC	0	200	3,104	1,648	200	4,752	936	1999	1999
Moses Lake, WA	0	260	5,940	0	260	5,940	701	2003	1986
Mt. Vernon, WA	0	400	2,200	132	400	2,332	60	2006	2001
Nacogdoches, TX	0	390	5,754	0	390	5,754	79	2006	2007
New York, NY	0	1,440	21,460	976	1,440	22,436	559	2006	1959
Newark, DE	0	560	21,220	0	560	21,220	1,795	2004	1998
Newburyport, MA	0	960	8,290	0	960	8,290	1,272	2002	1999
Norman, OK	0	55	1,484	0	55	1,484	584	1995	1995
North Augusta, SC	0	332	2,558	0	332	2,558	644	1999	1998
North Miami Beach, FL	0	300	5,709	2,006	300	7,715	3,669	1998	1987

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

North Oklahoma City, OK	$0	$87	$1,508	$0	$87	$1,508	$475	1996	1996
Ocean Shores, WA	0	770	1,390	0	770	1,390	146	2004	1996
Ogden, UT	0	360	6,700	0	360	6,700	595	2004	1998
Oklahoma City, OK	0	130	1,350	0	130	1,350	450	1995	1996
Oklahoma City, OK	0	220	2,943	0	220	2,943	681	1999	1999
Oneonta, NY	0	80	5,020	0	80	5,020	43	2007	1996
Ontario, OR	0	90	2,110	0	90	2,110	246	2003	1985
Oshkosh, WI	0	900	3,800	3,687	900	7,487	273	2006	2005
Owasso, OK	0	215	1,380	0	215	1,380	440	1996	1996
Palestine, TX	0	173	1,410	0	173	1,410	451	1996	1996
Palestine, TX	0	180	4,320	0	180	4,320	174	2006	2005
Paris, TX	0	490	5,452	0	490	5,452	423	2005	2006
Paso Robles, CA	0	1,770	8,630	0	1,770	8,630	1,408	2002	1998
Phoenix, AZ	0	1,000	6,500	0	1,000	6,500	782	2003	1999
Pinehurst, NC	0	290	2,690	484	290	3,174	409	2003	1998
Piqua, OH	0	204	1,885	0	204	1,885	513	1997	1997
Pittsburgh, PA	0	1,750	8,572	115	1,750	8,687	671	2005	1998
Pocatello, ID	0	470	1,930	0	470	1,930	252	2003	1991
Ponca City, OK	0	114	1,536	0	114	1,536	520	1995	1995
Portland, OR	0	628	3,585	232	628	3,817	893	1998	1999
Quincy, MA	0	2,690	15,411	0	2,690	15,411	1,218	2004	1999
Reidsville, NC	0	170	3,830	857	170	4,687	671	2002	1998
Reno, NV	0	1,060	11,440	0	1,060	11,440	1,004	2004	1998
Ridgeland, MS(2)	4,637	520	7,675	0	520	7,675	882	2003	1997
Rocky Hill, CT	0	1,460	7,040	0	1,460	7,040	1,202	2002	1998
Rocky Hill, CT	0	1,090	6,710	0	1,090	6,710	819	2003	1996
Romeoville, IL	0	1,895	0	0	1,895	0	0	2006
Roswell, GA	0	620	2,200	184	620	2,384	392	2002	1997
Salem, OR	0	449	5,172	0	449	5,172	1,284	1999	1998
Salisbury, NC(3)	3,570	370	5,697	168	370	5,865	691	2003	1997
Salt Lake City, UT	0	1,060	6,142	0	1,060	6,142	1,196	1999	1986
San Angelo, TX	0	260	8,800	0	260	8,800	757	2004	1997
San Juan Capistrano, CA	0	1,390	6,942	0	1,390	6,942	1,226	2000	2001
Sarasota, FL	0	475	3,175	0	475	3,175	1,104	1996	1995
Sarasota, FL	0	1,190	4,810	0	1,190	4,810	595	2003	1988
Seven Fields, PA	0	484	4,663	59	484	4,722	1,176	1999	1999
Shawnee, OK	0	80	1,400	0	80	1,400	475	1996	1995
Sheboygan, WI	0	80	5,320	0	80	5,320	219	2006	2006
Sherman, TX	0	700	5,220	0	700	5,220	141	2005	2006
Smithfield, NC(3)	3,471	290	5,680	0	290	5,680	691	2003	1998
Statesville, NC	0	150	1,447	266	150	1,713	220	2003	1990
Smithfield, NC(3)	2,842	310	6,183	7	310	6,190	721	2003	1996
Smithfield, NC(3)	2,434	140	3,627	0	140	3,627	445	2003	1999
Staunton, VA	0	140	8,359	0	140	8,359	997	2003	1999
Stillwater, OK	0	80	1,400	0	80	1,400	478	1995	1995
Tewksbury, MA	0	1,520	5,480	0	1,520	5,480	612	2003	1989
Texarkana, TX	0	192	1,403	0	192	1,403	446	1996	1996
Troy, OH	0	200	2,000	0	200	2,000	588	1997	1997
Tyler, TX	0	650	5,267	0	650	5,267	84	2006	2007
Valparaiso, IN	0	112	2,558	0	112	2,558	468	2001	1998
Valparaiso, IN	0	108	2,962	0	108	2,962	530	2001	1999
Vero Beach, FL	0	263	3,187	0	263	3,187	565	2001	1999
Vero Beach, FL	0	296	3,263	0	296	3,263	584	2001	1996
W. Hartford, CT	0	2,650	5,980	0	2,650	5,980	637	2004	1905
Waco, TX	0	180	4,500	0	180	4,500	426	2004	1997
Wake Forest, NC	0	200	3,003	1,742	200	4,745	1,010	1998	1999
Waterford, CT	0	1,360	12,539	0	1,360	12,539	1,968	2002	2000
Waxahachie, TX	0	154	1,429	0	154	1,429	457	1996	1996
Weatherford, TX	0	660	5,261	0	660	5,261	84	2006	2007
Westerville, OH	0	740	8,287	2,736	740	11,023	3,738	1998	2001
Wichita Falls, TX	0	470	3,010	0	470	3,010	297	2004	1997
Wilmington, NC	0	210	2,991	0	210	2,991	736	1999	1999
Winston-Salem, NC	0	360	2,514	459	360	2,973	369	2003	1996

Total Assisted Living Facilities:	90,400	106,604	948,084	42,179	106,605	990,262	142,937
Skilled Nursing Facilities:
Agawam, MA	0	880	16,112	2,135	880	18,247	2,598	2002	1993
Akron, OH	0	290	8,219	491	290	8,710	509	2005	1961

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Akron, OH	$0	$630	$7,535	$184	$630	$7,719	$322	2006	1915
Alliance, OH(6)	4,954	270	7,723	107	270	7,830	399	2006	1982
Amarillo, TX	0	540	7,260	0	540	7,260	532	2005	1986
Arcadia, LA	0	240	5,460	0	240	5,460	315	2006	2006
Atlanta, GA	0	460	5,540	0	460	5,540	441	2005	1972
Auburndale, FL	0	750	5,950	0	750	5,950	451	2005	1983
Austin, TX	0	730	18,970	0	730	18,970	384	2007	2006
Baltic, OH(6)	4,061	50	8,709	189	50	8,898	439	2006	1983
Baytown, TX	0	450	6,150	0	450	6,150	965	2002	2000
Beachwood, OH	0	1,260	23,478	0	1,260	23,478	3,917	2001	1990
Beattyville, KY	0	100	6,900	0	100	6,900	448	2005	1972
Bernice, LA	0	16	1,017	0	16	1,017	133	2005	1969
Birmingham, AL	0	390	4,902	0	390	4,902	697	2003	1977
Birmingham, AL	0	340	5,734	0	340	5,734	761	2003	1974
Boise, ID	0	810	5,401	0	810	5,401	1,723	1998	1966
Boonville, IN	0	190	5,510	0	190	5,510	879	2002	2000
Bountiful, UT	0	991	6,850	0	991	6,850	416	2005	1987
Boynton Beach, FL	0	980	8,112	0	980	8,112	809	2004	1999
Braintree, MA	0	170	7,157	1,290	170	8,447	4,400	1997	1968
Brandon, MS	0	115	9,549	0	115	9,549	1,286	2003	1963
Bridgewater, NJ	0	1,850	3,050	0	1,850	3,050	380	2004	1970
Brighton, MA	0	240	3,859	2,097	240	5,956	408	2005	1982
Broadview Heights, OH	0	920	12,400	0	920	12,400	2,074	2001	1984
Bunnell, FL	0	260	7,118	0	260	7,118	751	2004	1985
Butler, AL	0	90	3,510	0	90	3,510	399	2004	1960
Byrdstown, TN	0	0	2,414	0	0	2,414	603	2004	1982
Canton, MA	0	820	8,201	263	820	8,464	1,400	2002	1993
Carrollton, TX	0	730	2,770	0	730	2,770	254	2005	1976
Centerville, MA	0	1,490	9,650	3,946	1,490	13,596	968	2004	1982
Cheswick, PA	0	384	6,041	1,293	384	7,334	2,015	1998	1933
Clarksville, TN	0	480	5,020	0	480	5,020	219	2006	1989
Clearwater, FL	0	160	7,218	0	160	7,218	690	2004	1961
Clearwater, FL	0	1,260	2,740	0	1,260	2,740	270	2005	1983
Cleveland, MS	0	0	1,850	0	0	1,850	833	2003	1977
Cleveland, TN	0	350	5,000	122	350	5,122	921	2001	1987
Coeur d’Alene, ID	0	600	7,878	0	600	7,878	2,199	1998	1996
Colorado Springs, CO	0	310	6,290	0	310	6,290	490	2005	1985
Columbia, TN	0	590	3,787	0	590	3,787	592	2003	1974
Columbus, IN	0	530	5,170	1,540	530	6,710	936	2002	2001
Columbus, OH	0	1,070	11,726	1,197	1,070	12,923	693	2005	1968
Columbus, OH(6)	4,652	1,010	4,931	91	1,010	5,022	281	2006	1983
Columbus, OH(6)	10,475	1,860	16,624	1,077	1,860	17,701	855	2006	1978
Corpus Christi, TX	0	307	443	0	307	443	92	2005	1985
Corpus Christi, TX	0	400	1,916	0	400	1,916	172	2005	1985
Dade City, FL	0	250	7,150	0	250	7,150	700	2004	1975
Daytona Beach, FL	0	470	5,930	0	470	5,930	632	2004	1986
Daytona Beach, FL	0	490	5,710	0	490	5,710	631	2004	1961
Daytona Beach, FL	0	1,850	2,650	0	1,850	2,650	271	2005	1964
DeBary, FL	0	440	7,460	0	440	7,460	727	2004	1965
Dedham, MA	0	1,360	9,830	0	1,360	9,830	1,719	2002	1996
Defuniak Springs, FL	0	1,350	10,250	0	1,350	10,250	393	2006	1980
DeLand, FL	0	220	7,080	0	220	7,080	696	2004	1967
Denton, MD	0	390	4,010	0	390	4,010	647	2003	1982
Denver, CO	0	2,530	9,514	0	2,530	9,514	561	2005	1986
Douglasville, GA	0	1,350	7,471	0	1,350	7,471	1,067	2003	1975
Easton, PA	0	285	6,315	0	285	6,315	2,884	1993	1959
Eight Mile, AL	0	410	6,110	0	410	6,110	909	2003	1973
El Paso, TX	0	539	8,961	0	539	8,961	661	2005	1970
El Paso, TX	0	642	3,958	0	642	3,958	350	2005	1969
Elizabethton, TN	0	310	4,604	336	310	4,940	938	2001	1980
Erin, TN	0	440	8,060	134	440	8,194	1,413	2001	1981
Eugene, OR	0	300	5,316	0	300	5,316	1,611	1998	1972
Fairfield, AL	0	530	9,134	0	530	9,134	1,237	2003	1965
Fall River, MA	0	620	5,829	4,857	620	10,686	2,644	1996	1973
Farmerville, LA	0	147	4,087	0	147	4,087	309	2005	1984
Florence, AL	0	320	3,975	0	320	3,975	636	2003	1972
Fort Myers, FL	0	636	6,026	0	636	6,026	2,491	1998	1984
Fort Pierce, FL	0	440	3,560	0	440	3,560	253	2005	1973
Gardnerville, NV	0	182	1,718	785	182	2,503	802	2004	2000

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Goshen, IN	$0	$210	$6,120	$0	$210	$6,120	$277	2005	2006
Graceville, FL	0	150	13,000	0	150	13,000	485	2006	1980
Grand Prairie, TX	0	574	3,426	0	574	3,426	304	2005	1982
Granite City, IL	0	610	7,143	842	610	7,985	3,287	1998	1973
Granite City, IL	0	400	4,303	707	400	5,010	2,012	1999	1964
Greeneville, TN	0	400	8,290	0	400	8,290	904	2004	1979
Hanover, IN	0	210	4,430	0	210	4,430	456	2004	2000
Hardin, IL	0	50	5,350	135	50	5,485	1,950	2002	1996
Harriman, TN	0	590	8,060	158	590	8,218	1,509	2001	1972
Herculaneum, MO	0	127	10,373	393	127	10,766	3,690	2002	1984
Hilliard, FL	0	150	6,990	0	150	6,990	1,868	1999	1990
Homestead, FL	0	2,750	11,750	0	2,750	11,750	448	2006	1994
Houston, TX	0	600	2,700	0	600	2,700	251	2005	1974
Houston, TX	0	860	18,715	0	860	18,715	127	2007	2006
Houston, TX	0	630	5,970	750	630	6,720	1,008	2002	1995
Huron, OH	0	160	6,088	252	160	6,340	360	2005	1983
Indianapolis, IN	0	75	925	0	75	925	157	2004	1942
Jackson, MS	0	410	1,814	0	410	1,814	301	2003	1968
Jackson, MS	0	0	4,400	0	0	4,400	1,980	2003	1980
Jackson, MS	0	0	2,150	0	0	2,150	968	2003	1970
Jamestown, TN	0	0	6,707	0	0	6,707	1,677	2004	1966
Jefferson City, MO	0	370	6,730	301	370	7,031	2,397	2002	1982
Jefferson, OH	0	80	9,120	0	80	9,120	515	2006	1984
Jonesboro, GA	0	840	1,921	0	840	1,921	335	2003	1992
Kalida, OH	0	480	8,173	0	480	8,173	62	2006	2007
Kent, OH	0	215	3,367	0	215	3,367	1,413	1989	1983
Kissimmee, FL	0	230	3,854	0	230	3,854	382	2004	1972
LaBelle, FL	0	60	4,946	0	60	4,946	532	2004	1986
Lake Placid, FL	0	150	12,850	0	150	12,850	1,286	2004	1984
Lakeland, FL	0	696	4,843	0	696	4,843	2,019	1998	1984
Lee, MA	0	290	18,135	926	290	19,061	2,962	2002	1998
Littleton, MA	0	1,239	2,910	0	1,239	2,910	549	1996	1975
Longview, TX	0	293	1,707	0	293	1,707	176	2005	1971
Longwood, FL	0	480	7,520	0	480	7,520	750	2004	1980
Louisville, KY	0	490	10,010	0	490	10,010	883	2005	1978
Louisville, KY	0	430	7,135	163	430	7,298	1,311	2002	1974
Louisville, KY	0	350	4,675	109	350	4,784	879	2002	1975
Lowell, MA	0	370	7,450	1,012	370	8,462	615	2004	1977
Lufkin, TX	0	416	1,184	0	416	1,184	177	2005	1919
Manchester, NH	0	340	4,360	0	340	4,360	310	2005	1984
Marianna, FL	0	340	8,910	0	340	8,910	331	2006	1997
McComb, MS	0	120	5,786	0	120	5,786	761	2003	1973
Memphis, TN	0	970	4,246	0	970	4,246	650	2003	1981
Memphis, TN	0	480	5,656	0	480	5,656	802	2003	1982
Memphis, TN	0	940	5,963	0	940	5,963	743	2004	1951
Merrillville, IN	0	643	7,084	3,526	643	10,610	3,557	1997	1999
Mesa, AZ	0	940	2,579	0	940	2,579	233	2005	1985
Midwest City, OK	0	470	5,673	0	470	5,673	2,261	1998	1958
Midwest City, OK	0	484	5,516	0	484	5,516	426	2005	1987
Millbury, MA	0	930	4,570	0	930	4,570	540	2004	1972
Mobile, AL	0	440	3,625	0	440	3,625	562	2003	1982
Monteagle, TN	0	310	3,318	0	310	3,318	482	2003	1980
Monterey, TN	0	0	4,195	0	0	4,195	1,049	2004	1977
Monticello, FL	0	140	4,471	0	140	4,471	495	2004	1986
Morgantown, KY	0	380	3,705	0	380	3,705	509	2003	1965
Moss Point, MS	0	120	7,280	0	120	7,280	741	2004	1933
Mountain City, TN	0	220	5,896	660	220	6,556	1,949	2001	1976
Naples, FL	0	550	5,450	0	550	5,450	519	2004	1968
Natchitoches, LA	0	190	4,096	0	190	4,096	294	2005	1975
Needham, MA	0	1,610	13,715	366	1,610	14,081	2,403	2002	1994
New Haven, CT	0	160	4,778	1,134	160	5,912	159	2006	1958
New Haven, IN	0	176	3,524	0	176	3,524	399	2004	1981
New Port Richey, FL	0	624	7,307	0	624	7,307	3,002	1998	1984
North Miami, FL	0	430	3,918	0	430	3,918	530	2004	1968
North Miami, FL	0	440	4,830	0	440	4,830	534	2004	1963
Norwalk, CT	0	410	2,118	2,201	410	4,319	329	2004	1971
Oklahoma City, OK	0	510	10,694	0	510	10,694	469	1998	1979
Ormond Beach, FL	0	0	2,739	73	0	2,812	792	2002	1983
Overland Park, KS	0	1,120	8,360	0	1,120	8,360	504	2005	1970

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Owensboro, KY	$0	$240	$6,760	$0	$240	$6,760	$542	1993	1966
Owensboro, KY	0	225	13,275	0	225	13,275	971	2005	1964
Owenton, KY	0	100	2,400	0	100	2,400	216	2005	1979
Panama City, FL	0	300	9,200	0	300	9,200	923	2004	1992
Pasadena, TX	0	720	24,080	0	720	24,080	480	2007	2005
Pigeon Forge, TN	0	320	4,180	117	320	4,297	826	2001	1986
Pikesville, MD	0	450	10,750	0	450	10,750	226	2007	1983
Plano, TX	0	1,305	9,095	0	1,305	9,095	687	2005	1977
Plymouth, MA	0	440	6,220	931	440	7,151	539	2004	1968
Port St. Joe, FL	0	370	2,055	0	370	2,055	370	2004	1982
Prospect, CT	0	820	1,441	2,407	820	3,848	255	2004	1970
Pueblo, CO	0	370	6,051	0	370	6,051	1,900	1998	1989
Pueblo, CO	0	250	9,391	0	250	9,391	578	2005	1985
Quincy, FL	0	200	5,333	0	200	5,333	595	2004	1983
Quitman, MS	0	60	10,340	0	60	10,340	991	2004	1976
Rheems, PA	0	200	1,575	0	200	1,575	225	2003	1996
Richmond, VA	0	1,211	2,889	0	1,211	2,889	550	2003	1995
Richmond, VA	0	760	12,640	0	760	12,640	271	2007	1969
Ridgely, TN	0	300	5,700	97	300	5,797	1,024	2001	1990
Ringgold, LA	0	30	4,174	0	30	4,174	289	2005	1984
Rochdale, MA	0	675	11,847	2,024	800	13,746	1,945	2002	1995
Rockledge, FL	0	360	4,117	0	360	4,117	958	2001	1970
Rockwood, TN	0	500	7,116	741	500	7,857	1,423	2001	1979
Rogersville, TN	0	350	3,278	0	350	3,278	478	2003	1980
Royal Palm Beach, FL	0	980	8,320	0	980	8,320	854	2004	1984
Ruleville, MS	0	0	50	0	0	50	23	2003	1978
Ruston, LA	0	130	9,403	0	130	9,403	577	2005	1965
San Antonio, TX	0	560	7,315	0	560	7,315	1,156	2002	2000
San Antonio, TX	0	640	13,360	0	640	13,360	278	2007	2004
Sandwich, MA	0	1,140	11,190	279	1,140	11,469	843	2004	1987
Sarasota, FL	0	560	8,474	0	560	8,474	1,940	1999	2000
Sarasota, FL	0	600	3,400	0	600	3,400	361	2004	1982
Scituate, MA	0	1,740	10,640	0	1,740	10,640	593	2005	1976
Seville, OH	0	230	1,770	0	230	1,770	176	2005	1981
Shelby, MS	0	60	5,340	0	60	5,340	528	2004	1979
Shelbyville, KY	0	630	3,870	0	630	3,870	286	2005	1965
South Boston, MA	0	385	2,002	5,218	385	7,220	1,882	1995	1961
South Pittsburg, TN	0	430	5,628	0	430	5,628	663	2004	1979
Southbridge, MA	0	890	8,110	2,793	890	10,903	958	2004	1976
Spring City, TN	0	420	6,085	2,579	420	8,664	1,468	2001	1987
St. Louis, MO	0	750	6,030	0	750	6,030	914	1995	1994
Starke, FL	0	120	10,180	0	120	10,180	1,013	2004	1990
Staunton, VA	0	310	11,090	0	310	11,090	240	2007	1959
Stuart, FL	0	390	8,110	0	390	8,110	800	2004	1985
Swanton, OH	0	330	6,370	0	330	6,370	574	2004	1950
Tampa, FL	0	830	6,370	0	830	6,370	783	2004	1968
Torrington, CT	0	360	1,261	829	360	2,090	171	2004	1966
Troy, OH	0	470	16,730	0	470	16,730	1,451	2004	1971
Tucson, AZ	0	930	13,399	0	930	13,399	769	2005	1985
Tupelo, MS	0	740	4,092	0	740	4,092	615	2003	1980
Uhrichsville, OH	0	24	6,716	0	24	6,716	351	2006	1977
Venice, FL	0	500	6,000	0	500	6,000	562	2004	1987
Vero Beach, FL	0	660	9,040	1,461	660	10,501	4,189	1998	1984
Wareham, MA	0	875	10,313	1,701	875	12,014	1,817	2002	1989
Warren, OH	0	240	3,810	0	240	3,810	300	2005	1973
Waterbury, CT	0	370	2,166	1,163	370	3,329	86	2006	1972
Webster, TX	0	360	5,940	0	360	5,940	935	2002	2000
West Haven, CT	0	580	1,620	1,235	580	2,855	217	2004	1971
West Palm Beach, FL	0	696	8,037	0	696	8,037	3,820	1998	1984
West Worthington, OH	0	510	5,090	0	510	5,090	285	2006	1980
Westlake, OH	0	1,330	17,928	0	1,330	17,928	3,038	2001	1985
Westlake, OH	0	571	5,411	0	571	5,411	1,635	1998	1957
Westmoreland, TN	0	330	1,822	2,634	330	4,456	806	2001	1994
White Hall, IL	0	50	5,550	670	50	6,220	2,165	2002	1971
Whitemarsh, PA	0	2,310	6,190	0	2,310	6,190	544	2005	1967
Williamsburg, VA	0	1,360	7,440	0	1,360	7,440	162	2007	1970
Williamstown, KY	0	70	6,430	0	70	6,430	475	2005	1987
Winnfield, LA	0	31	6,480	0	31	6,480	417	2005	1964
Woodbridge, VA	0	680	4,423	0	680	4,423	729	2002	1977

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Worcester, MA	$0	$1,100	$5,400	$2,497	$1,100	$7,897	$739	2004	1962

Total Skilled Nursing Facilities	24,142	111,614	1,384,450	65,218	111,739	1,449,543	194,548
Independent Living Facilities/CCRCs:
Amelia Island, FL	0	3,290	24,310	1,938	3,290	26,248	1,294	2005	1998
Anderson, SC	0	710	6,290	0	710	6,290	770	2003	1986
Atlanta, GA	0	2,059	14,914	0	2,059	14,914	5,729	1997	1999
Aurora, CO	0	2,600	5,906	8,036	2,600	13,942	443	2006	1988
Aurora, CO	0	1,379	0	0	1,379	0	0	2006
Austin, TX	0	880	9,520	0	880	9,520	2,423	1999	1998
Columbia, SC	0	2,120	4,860	2,185	2,120	7,045	802	2003	2000
Denver, CO	0	3,650	14,906	280	3,650	15,186	490	2006	1987
Douglasville, GA	0	90	217	0	90	217	32	2003	1985
Fremont, CA	0	3,400	25,300	0	3,400	25,300	1,335	2005	1987
Gardnerville, NV	0	1,144	10,831	0	1,144	10,831	4,718	1998	1999
Gilroy, CA	0	760	13,880	40	760	13,920	389	2006	2007
Houston, TX	0	4,790	7,100	0	4,790	7,100	1,201	2003	1974
Indianapolis, IN	0	495	6,287	22,565	495	28,852	628	2006	1981
Indianapolis, IN	0	255	2,473	0	255	2,473	171	2006	1981
Lauderhill, FL	0	1,836	25,216	0	1,836	25,216	1,694	2002	1976
Manteca, CA	0	1,300	12,125	0	1,300	12,125	658	2005	1985
Marysville, WA	0	620	4,780	0	620	4,780	535	2003	1998
Mesa, AZ	0	950	9,087	0	950	9,087	1,843	1999	2000
Mount Airy, NC	0	270	6,430	0	270	6,430	340	2005	1998
Naples, FL	0	1,716	17,306	0	1,716	17,306	9,177	1997	1999
Ossining, NY	0	1,510	9,490	0	1,510	9,490	1,513	2002	1967
Pawleys Island, SC	0	1,010	32,590	1,862	1,010	34,452	1,716	2005	1997
Raytown, MO	0	510	5,490	0	510	5,490	143	2006	2000
Rohnert Park, CA	0	6,500	18,700	0	6,500	18,700	1,001	2005	1985
Roswell, GA	0	1,107	9,627	0	1,107	9,627	4,241	1997	1999
Sonoma, CA	0	1,100	18,400	0	1,100	18,400	978	2005	1988
Spartanburg, SC	0	3,350	15,750	535	3,350	16,285	824	2005	1997
Twin Falls, ID	0	550	14,740	0	550	14,740	2,093	2002	1991
Urbana, IL	0	670	6,780	0	670	6,780	1,153	2002	1998
Vacaville, CA	0	900	17,100	0	900	17,100	915	2005	1986
Vallejo, CA	0	4,000	18,000	0	4,000	18,000	958	2005	1989
Vero Beach, FL	0	2,930	40,070	0	2,930	40,070	431	2007	2003
Wichita, KS	0	1,400	11,000	0	1,400	11,000	282	2006	1997
Winston-Salem, NC	0	2,850	13,550	329	2,850	13,879	740	2005	1997

Total Independent Living Facilities/CCRCs	0	62,701	453,025	37,770	62,701	490,795	51,660
Specialty Care Facilities:
Amarillo, TX	0	72	11,928	0	72	11,928	779	2005	1986
Bellaire, TX	0	4,028	45,900	75	4,028	45,975	1,338	2006	2005
Braintree, MA	0	350	13,731	0	300	13,781	4,864	1998	1918
Chicago, IL	0	3,650	7,505	11,820	3,650	19,325	4,819	2002	1979
Corpus Christi, TX	0	77	3,923	0	77	3,923	297	2005	1968
El Paso, TX	0	112	15,888	0	112	15,888	1,027	2005	1994
Ft. Wayne, IN	0	170	8,232	0	170	8,232	0	2006	2006
Lafayette, LA	0	1,928	10,483	0	1,928	10,483	414	2006	1993
Midwest City, OK	0	146	3,854	0	146	3,854	284	2005	1996
New Albany, OH	0	3,020	27,445	0	3,020	27,445	3,590	2002	2003
Plano, TX	0	195	14,805	0	195	14,805	957	2005	1995
San Antonio, TX	0	0	17,303	0	0	17,303	364	2007	2007
Springfield, MA	0	2,100	22,913	160	2,100	23,073	8,715	1996	1952
Stoughton, MA	0	975	25,247	0	975	25,247	9,701	1996	1958
Tulsa, OK	0	3,003	6,025	0	3,003	6,025	332	2006	1992
Waukesha, WI	0	4,700	20,670	0	4,700	20,670	33	2007
Webster, TX	0	2,418	12,028	0	2,418	12,028	519	2006	1991

Total Specialty Care Facilities	0	26,944	267,880	12,055	26,894	279,985	38,033
Medical Office Buildings:
Arcadia, CA(7)	10,676	5,408	23,219	456	5,604	23,479	1,117	2006	1984
Atlanta, GA	0	4,931	18,720	103	4,983	18,771	1,038	2006	1992
Aurora, IL	0	540	9,023	0	540	9,023	334	2006	1996
Aurora, IL	0	2,803	1,711	0	2,803	1,711	220	2006	1989
Austell, GA(7)	4,496	2,223	8,362	0	2,223	8,362	811	2006	1999

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Bartlett, TN(8)	$8,860	$0	$15,015	$285	$187	$15,113	$398	2007	2004
Bellaire, TX	0	2,972	33,445	10	2,972	33,455	1,106	2006	2005
Birmingham, AL	0	651	39,552	748	651	40,300	1,518	2006	1971
Boca Raton, FL(7)	14,519	109	34,002	237	109	34,239	1,319	2006	1995
Boynton Beach, FL(7)	4,405	0	6,574	390	214	6,750	145	2007	2004
Boynton Beach, FL(7)	4,840	2,048	7,692	0	2,048	7,692	419	2006	1995
Boynton Beach, FL(8)	4,341	2,048	7,403	48	2,048	7,451	345	2006	1997
Boynton Beach, FL(8)	6,484	0	11,235	234	109	11,360	458	2007	1996
Claremore, OK(8)	8,603	0	12,829	132	132	12,829	285	2007	2005
Coral Springs, FL	0	1,598	10,627	85	1,600	10,710	603	2006	1993
Dallas, TX(7)	16,331	137	29,357	27	137	29,384	2,234	2006	1995
Decatur, GA	0	934	1,837	10	934	1,847	335	2006	1971
Delray Beach, FL(7)	14,232	1,882	34,767	194	1,882	34,961	1,712	2006	1985
Denton, TX(8)	12,690	0	19,407	0	0	19,407	352	2007	2005
Durham, NC(7)	6,710	6,814	10,825	399	6,826	11,212	1,092	2006	1980
Durham, NC	0	0	0	10	0	10	0	2006	1980
Edinburg, TX(7)	6,300	431	4,791	0	431	4,791	178	2006	1996
El Paso, TX	0	1,083	6,427	72	1,083	6,499	583	2006	1982
El Paso, TX(7)	10,930	677	17,075	0	677	17,075	689	2006	1997
Fayetteville, GA(7)	3,488	959	7,540	107	959	7,647	362	2006	1999
Franklin, TN	0	2,338	12,138	0	2,338	12,138	276	2007	1988
Frisco, TX(8)	9,739	0	18,635	0	0	18,635	402	2007	2004
Frisco, TX	0	0	15,309	12	0	15,321	331	2007	2004
Germantown, TN	0	3,049	12,456	0	3,049	12,456	454	2006	2002
Glendale, CA(8)	8,771	0	18,558	37	37	18,558	450	2007	2002
Greeley, CO	0	877	6,711	0	877	6,711	28	2007	1997
Jupiter, FL(7)	7,628	2,252	11,415	0	2,252	11,415	488	2006	2001
Jupiter, FL(8)	4,755	0	5,858	2,825	2,825	5,858	159	2007	2004
Lakeway, TX	0	2,801	0	0	2,801	0	0	2007
Lakewood, CA	0	146	14,885	44	146	14,929	566	2006	1993
Las Vegas , NV(7)	6,391	74	15,287	87	74	15,374	711	2006	2000
Las Vegas, NV	0	6,127	0	0	6,127	0	0	2007
Las Vegas, NV(7)	8,347	6,734	54,886	0	6,734	54,886	1,826	2006	1991
Las Vegas, NV(7)	4,728	2,319	4,612	10	2,319	4,622	284	2006	1991
Las Vegas, NV(8)	3,270	0	6,921	429	433	6,917	162	2007	1997
Lawrenceville, GA	0	2,279	10,732	0	2,279	10,732	434	2006	2001
Lawrenceville, GA(7)	2,476	1,054	4,974	0	1,054	4,974	209	2006	2002
Lewisville, TX	0	142	5,030	130	142	5,160	171	2006	1997
Los Alamitos, CA(8)	8,909	0	18,635	39	39	18,635	412	2007	2003
Los Gatos, CA	0	488	22,832	45	488	22,877	1,692	2006	1993
Loxahatchee, FL(7)	3,463	1,340	6,509	0	1,340	6,509	252	2006	1993
Loxahatchee, FL(7)	2,847	1,553	4,694	31	1,562	4,716	157	2006	1994
Loxahatchee, FL	0	1,637	5,048	9	1,646	5,048	163	2006	1997
Middletown, NY	0	1,756	20,364	0	1,756	20,364	1,336	2006	1998
Morrow, GA	0	818	8,064	0	818	8,064	33	2007	1990
Mount Juliet, TN(10)	6,373	1,566	12,885	0	1,566	12,885	33	2007	2005
Nashville , TN	0	1,806	7,165	64	1,806	7,229	420	2006	1986
Niagra Falls, NY	0	1,335	17,702	0	1,335	17,702	448	2007	1990
Ocala, FL	0	885	4,982	0	885	4,982	339	2006	1991
Okatie, SC(8)	8,402	0	18,282	171	171	18,282	605	2007	1998
Orange Village, OH	0	610	7,419	0	610	7,419	323	2007	1985
Palm Bay, FL(7)	2,033	1,476	3,432	52	1,484	3,476	1,031	2006	1997
Palm Springs , CA	0	365	12,396	312	365	12,708	658	2006	1998
Palm Springs, FL(7)	2,917	733	4,078	2	739	4,074	191	2006	1993
Palm Springs, FL	0	1,174	7,834	33	1,182	7,859	491	2006	1997
Palmer, AK(8)	19,980	0	29,705	988	217	30,476	898	2007	2006
Pearland, TX(7)	2,513	781	5,522	0	781	5,522	265	2006	2000
Pearland, TX(7)	1,635	948	4,599	0	948	4,599	269	2006	2002
Pelham, AL	0	915	1,455	11	915	1,466	124	2006	1990
Phoenix, AZ(7)	30,878	1,149	49,586	1	1,149	49,587	3,447	2006	1998
Pineville, NC	0	961	6,974	0	961	6,974	466	2006	1988
Plantation, FL(7)	10,346	8,563	10,666	21	8,563	10,687	571	2006	1997
Plantation, FL(7)	9,654	8,848	9,423	—	8,848	9,423	1,060	2006	1996
Reno, NV	0	1,117	22,090	0	1,117	22,090	1,214	2006	1991
Sacramento, CA(7)	5,161	866	12,756	0	866	12,756	500	2006	1990
San Antonio, TX(7)	6,789	2,050	16,251	67	2,050	16,318	968	2006	1999
St. Louis, MO(8)	8,023	0	17,247	336	336	17,247	435	2007	2001
Suwanee, GA	0	1,776	5,804	4	1,776	5,808	478	2006	1998
Suwanee, GA	0	1,437	4,941	51	1,437	4,992	391	2006	2001

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Suwanee, GA	$0	$1,046	$4,786	$10	$1,046	$4,796	$260	2006	2003
Tempe, AZ(8)	5,804	0	9,112	1,487	1,487	9,112	346	2007	1996
Tomball, TX(7)	3,074	1,404	5,142	0	1,404	5,142	486	2006	1982
Trussville, AL	0	1,336	2,177	8	1,336	2,185	205	2006	1990
Tucson, AZ(8)	10,814	89	18,339	207	89	18,546	392	2007	2004
Union City, TN	0	1,878	7,535	0	1,878	7,535	744	2006	1999
Voorhees, NJ	0	6,404	24,251	3	6,405	24,253	981	2006	1997
Wellington , Fl(8)	6,689	0	13,697	381	381	13,697	296	2007	2003
Wellington, FL(7)	7,458	107	16,933	0	107	16,933	661	2006	2000
West Palm Beach, FL(7)	7,660	628	14,740	35	628	14,775	559	2006	1993
West Palm Beach, FL(7)	7,075	610	14,618	0	610	14,618	683	2006	1991
West Palm Beach, FL(7)	6,405	950	15,183	151	988	15,296	817	2006	1995
West Seneca, NY(9)	13,519	917	22,435	0	917	22,435	335	2007	1990
Yorkville, IL	0	1,419	2,816	5	1,419	2,821	156	2006	1980

Total Medical Office Building	392,431	132,181	1,140,946	11,645	139,090	1,145,682	51,195
Construction in Progress	0	0	313,709	0	0	313,709	0

Total Investment in Real Property Owned	$506,973	$440,044	$4,508,094	$168,867	$447,029	$4,669,976	$478,373

(1)	In June 2003, three wholly-owned subsidiaries of the Company completed the acquisitions of three assisted living facilities from Emeritus Corporation. The properties were subject to existing mortgage debt of $13,981,000. The three wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(2)	In September 2003, four wholly-owned subsidiaries of the Company completed the acquisitions of four assisted living facilities from Emeritus Corporation. The properties were subject to existing mortgage debt of $24,291,000. The four wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(3)	In September 2003, 17 wholly-owned subsidiaries of the Company completed the acquisitions of 17 assisted living facilities from Southern Assisted Living, Inc. The properties were subject to existing mortgage debt of $59,471,000. The 17 wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(4)	In September 2005, one wholly-owned subsidiary of the Company completed the acquisition of one assisted living facility from Emeritus Corporation. The property was subject to existing mortgage debt of $6,705,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(5)	In January 2005, one wholly-owned subsidiary of the Company completed the acquisition of one assisted living facility from Emeritus Corporation. The property was subject to existing mortgage debt of $7,875,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(6)	In March 2006, four wholly-owned subsidiaries of the Company completed the acquisition of four skilled nursing facilities from Provider Services, Inc. The properties was subject to existing mortgage debt of $25,049,000. The wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(7)	In December 2006, the Company completed the acquisition of Windrose Medical Properties Trust. Certain of the properties were subject to existing mortgage debt of $248,844,000. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries related to the aforementioned properties be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(8)	In May 2007, a wholly-owned subsidiary of the Company completed the acquisition of 17 medical office buildings from Rendina Companies. Certain of the properties were subject to existing mortgage debt of $146,335,000. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries related to the aforementioned properties be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(9)	In August 2007, a wholly-owned subsidiary of the Company completed the acquisition of a medical office building from C06 Holdings, LLC. The property was subject to existing mortgage debt of $13,623,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(10)	In December 2007, a wholly-owned subsidiary of the Company completed the acquisition of a medical office building from Sports Docs, L.L.C. The property was subject to existing mortgage debt of $6,374,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

HEALTH CARE REIT, INC.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Investment in real estate:
Balance at beginning of year	$4,282,858	$2,936,800	$2,409,963
Additions:
Acquisitions	435,473	913,160	568,660
Improvements	333,520	169,811	31,422
Conversions from loans receivable	0	11,204	3,908
Deferred acquisition payments	0	2,000	18,125
Assumed other assets/(liabilities), net	2,432	24,488	0
Assumed debt	166,188	326,690	22,309
SFAS 141 adjustments	2,189	0	0

Total additions	939,802	1,447,353	644,424
Deductions:
Cost of real estate sold	(105,655)	(94,466)	(115,179)
Reclassification of accumulated depreciation for assets held for sale	0	(6,829)	(2,408)

Total deductions	(105,655)	(101,295)	(117,587)

Balance at end of year(1)	$5,117,005	$4,282,858	$2,936,800

Accumulated depreciation:
Balance at beginning of year	$347,007	$274,875	$219,536
Additions:
Depreciation and amortization expenses	149,626	97,638	84,828
Amortization of above market leases	3,518	0	0

Total additions	153,144	97,638	84,828
Deductions:
Sale of properties	(21,778)	(18,677)	(27,081)
Reclassification of accumulated depreciation for assets held for sale	0	(6,829)	(2,408)

Total deductions	(21,778)	(25,506)	(29,489)

Balance at end of year	$478,373	$347,007	$274,875

(1)	The aggregate cost for tax purposes for real property equals $5,110,696,000, $4,049,675,000 and $2,389,766,000 at December 31, 2007, 2006 and 2005, respectively.

HEALTH CARE REIT, INC.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2007

						(In thousands)
							Principal Amount
							of Loans Subject
		Final	Periodic			Carrying	to Delinquent
	Interest	Maturity	Payment	Prior	Face Amount	Amount of	Principal or
Description	Rate	Date	Terms	Liens	of Mortgages	Mortgages	Interest(1)

First mortgage loan relating to	10.14%	09/30/20	Monthly Payments	$0	$34,000	$33,560	$0
two skilled nursing facilities in Florida			$312,198
First mortgage loan relating to	9.380%	04/01/22	Monthly Payments	0	23,097	23,097	0
five skilled nursing facilities in Virginia			$180,542
First mortgage loan relating to	11.73%	09/01/12	Monthly Payments	0	12,700	12,332	0
one skilled nursing facility in Florida			$130,949
First mortgage loan relating to	13.95%	09/07/09	Monthly Payments	0	12,000	11,550	0
one specialty care facility in Massachusetts			$70,744
First mortgage loan relating to	15.21%	07/01/08	Monthly Payments	0	7,400	7,145	0
one skilled nursing facility in Pennsylvania			$71,447
First mortgage loan relating to	9.63%	05/01/09	Monthly Payments	0	18,800	6,949	0
one specialty care facility in California			$169,818
Second mortgage loan realting to	19.26%	09/09/09	Monthly Payments	16,414	5,700	5,700	323
one independent living facility in Massachusetts			$48,165
First mortgage loan realting to	19.26%	12/01/08	Monthly Payments	0	4,895	4,768	111
one independent living facility in Massachusetts			$40,291
First mortgage loan realting to	10.14%	06/30/20	Monthly Payments	0	4,500	4,382	0
one skilled nursing facility in Michigan			$41,282
Six first mortgage loans	From	From	Monthly Payments	0	15,731	15,232	71
relating to three independent	7.00% to	09/1/10 to	from $489
living facilities, one assisted living facility, and seven skilled nursing facilities	19.00%	12/01/15	to $76,514
Six second mortgage loans	From	From	Monthly Payments	15,394	18,442	15,369	254
relating to six independent	19.00% to	05/01/08 to	from $7,886
living facilities	19.26%	01/31/12	to $24,922
Two third mortgage loans	From	From	Monthly Payments	7,392	3,109	3,007	230
relating to two independent	19.00% to	09/01/08 to	from $10,715
living facilities	19.26%	01/01/09	to $11,830

Totals				$39,200	$160,374	$143,091	$989

(1)	Represents allocation of allowance for losses on loans receivable, if applicable.

HEALTH CARE REIT, INC.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Reconciliation of mortgage loans:
Balance at beginning of year	$177,615	$141,467	$155,266
Additions:
New mortgage loans	55,692	87,563	36,055
Reclass from non real estate loans	1,607	0	0

Total additions	57,299	87,563	36,055
Deductions:
Collections of principal(1)	(19,296)	(40,155)	(45,946)
Conversions to real property	0	(11,204)	(3,908)
Charge-offs	0	(56)	0
Reclass to other real estate loans(2)	(72,527)	0	0

Total deductions	(91,823)	(51,415)	(49,854)

Balance at end of year	$143,091	$177,615	$141,467

(1)	Includes collection of negative principal amortization.

(2)	In 2007, the Company reclassified all loans that did not have a first, second or third mortgage lien to other real estate loans.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of September 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed September 15, 2006, and incorporated herein by reference thereto).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed October 13, 2006, and incorporated herein by reference thereto).
3.1	Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.2	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3.4	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003, and incorporated herein by reference thereto).
3.5	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/A filed July 8, 2003, and incorporated herein by reference thereto).
3.6	Certificate of Designation of 6% Series E Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 1, 2003, and incorporated herein by reference thereto).
3.7	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004, and incorporated herein by reference thereto).
3.8	Certificate of Designation of 7.5% Series G Cumulative Convertible Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 20, 2006, and incorporated herein by reference thereto).
3.9	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.9 to the Company’s Form 10-Q filed August 9, 2007, and incorporated herein by reference thereto).
3.10	Second Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 29, 2007, and incorporated herein by reference thereto).
4.1	The Company, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument that defines the rights of holders of long-term debt of the Company and authorizes a total amount of securities not in excess of 10% of the total assets of the Company.
4.2	Indenture dated as of April 17, 1997 between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.3	First Supplemental Indenture, dated as of April 17, 1997, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4.4	Second Supplemental Indenture, dated as of March 13, 1998, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 11, 1998, and incorporated herein by reference thereto).
4.5	Third Supplemental Indenture, dated as of March 18, 1999, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 17, 1999, and incorporated herein by reference thereto).

4.6	Fourth Supplemental Indenture, dated as of August 10, 2001, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed August 9, 2001, and incorporated herein by reference thereto).
4.7	Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.8	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.9	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.10	Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4.11	Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003, and incorporated herein by reference thereto).
4.12	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.13	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4.14	Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003, and incorporated herein by reference thereto).
4.15	Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004, and incorporated herein by reference thereto).
4.16	Supplemental Indenture No. 4, dated as of April 27, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 28, 2005, and incorporated herein by reference thereto).
4.17	Supplemental Indenture No. 5, dated as of November 30, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 30, 2005, and incorporated herein by reference thereto).
4.18	Indenture, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).
4.19	Supplemental Indenture No. 1, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).
4.20	Supplemental Indenture No. 2, dated as of July 20, 2007, between Health Care REIT, Inc. and The Bank of New York Trust Company, N.A. (filed with the SEC as Exhibit 4.1 to Health Care REIT, Inc.’s Form 8-K filed July 20, 2007, and incorporated herein by reference thereto).

4.21	Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
4.22	Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
10.1	Fourth Amended and Restated Loan Agreement, dated as of August 6, 2007, by and among Health Care REIT, Inc. and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Barclays Bank PLC, Calyon New York Branch and Fifth Third Bank, as documentation agents (filed with the SEC as Exhibit 10.2 to Health Care REIT, Inc.’s Form 10-Q filed August 9, 2007, and incorporated herein by reference thereto).
10.2	Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10.3	The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995, and incorporated herein by reference thereto).*
10.4	First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*
10.5	Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*
10.6	Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.7	Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.8	First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10.9	Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, filed March 28, 2005, and incorporated herein by reference thereto).*
10.10	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.11	Form of Restricted Stock Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.12	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/A filed October 27, 2004, and incorporated herein by reference thereto).*
10.13	Form of Restricted Stock Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10.14	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.15	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*

10.16	Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.17	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.18	Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.22 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.19	Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.23 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.20	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.24 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10.21	Restricted Stock Agreement, dated January 22, 2007, by and between Health Care REIT and Raymond W. Braun (filed with the Commission as Exhibit 10.2 to the Company’s Form 8-K filed January 25, 2007, and incorporated herein by reference thereto).*
10.22	Stock Option Agreement, dated December 20, 2006, between Health Care REIT, Inc. and Daniel R. Loftus (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007, and incorporated herein by reference thereto).
10.23	Third Amended and Restated Employment Agreement, dated January 22, 2007, by and between the Company and George L. Chapman (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed January 25, 2007, and incorporated herein by reference thereto).*
10.24	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Raymond W. Braun (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.25	Second Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Erin C. Ibele (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.26	Amended and Restated Employment Agreement, effective January 1, 2004, by and between Health Care REIT, Inc. and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10.27	Amended and Restated Employment Agreement, effective March 17, 2006, by and between Health Care REIT, Inc. and Scott A. Estes (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2006, and incorporated herein by reference thereto).*
10.28	Employment Agreement, effective July 1, 2004, by and between Health Care REIT, Inc. and Jeffrey H. Miller (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).*
10.29	Consulting Agreement dated as of September 12, 2006 between the Company and Fred S. Klipsch (filed with the Commission as Exhibit 10.1 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.30	Consulting Agreement dated as of September 12, 2006 between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.2 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.31	Employment Agreement dated as of September 12, 2006 between the Company and Daniel R. Loftus (filed with the Commission as Exhibit 10.3 to the Company’s Form S-4 filed October 13, 2006, and incorporated herein by reference thereto).*
10.32	Health Care REIT, Inc. Supplemental Executive Retirement Plan, effective as of January 1, 2001 (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*

10.33	Health Care REIT, Inc. Executive Loan Program, effective as of August 1999 (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.34	Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005, and incorporated herein by reference thereto).*
10.35	Summary of Director Compensation.*
14	Code of Business Conduct and Ethics (filed with the Commission as Exhibit 14 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney executed by William C. Ballard, Jr. (Director).
24.2	Power of Attorney executed by Pier C. Borra (Director).
24.3	Power of Attorney executed by Raymond W. Braun (President and Director).
24.4	Power of Attorney executed by Thomas J. DeRosa (Director).
24.5	Power of Attorney executed by Jeffrey H. Donahue (Director).
24.6	Power of Attorney executed by Peter J. Grua (Director).
24.7	Power of Attorney executed by Fred S. Klipsch (Director).
24.8	Power of Attorney executed by Sharon M. Oster (Director).
24.9	Power of Attorney executed by Jeffrey R. Otten (Director).
24.10	Power of Attorney executed by R. Scott Trumbull (Director).
24.11	Power of Attorney executed by George L. Chapman (Director, Chairman of the Board and Chief Executive Officer and Principal Executive Officer).
24.12	Power of Attorney executed by Scott A. Estes (Senior Vice President and Chief Financial Officer and Principal Financial Officer).
24.13	Power of Attorney executed by Paul D. Nungester, Jr. (Vice President and Controller and Principal Accounting Officer).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement.