Form 10-Q
period 2008-03-31
HEALTH CARE REIT INC /DE/
filed 2008-05-09
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☐ No ☑
     As of April 30, 2008, the registrant had 89,799,692 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned
Land and land improvements	$454,474	$447,029
Buildings and improvements	4,329,405	4,224,955
Acquired lease intangibles	134,388	131,312
Real property held for sale, net of accumulated depreciation	2,150	0
Construction in progress	369,582	313,709

Gross real property owned	5,289,999	5,117,005
Less accumulated depreciation and amortization	(517,487)	(478,373)

Net real property owned	4,772,512	4,638,632
Real estate loans receivable:
Real estate loans receivable	388,250	381,394
Less allowance for losses on loans receivable	(7,406)	(7,406)

Net real estate loans receivable	380,844	373,988

Net real estate investments	5,153,356	5,012,620
Other assets:
Equity investments	1,168	1,408
Deferred loan expenses	28,817	30,499
Cash and cash equivalents	32,282	30,269
Receivables and other assets	171,833	139,060

Total other assets	234,100	201,236

Total assets	$5,387,456	$5,213,856

Liabilities and stockholders’ equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$432,500	$307,000
Senior unsecured notes	1,847,709	1,890,192
Secured debt	478,228	507,476
Accrued expenses and other liabilities	110,715	95,145

Total liabilities	2,869,152	2,799,813

Minority interests	9,697	9,687

Stockholders’ equity:
Preferred stock, $1.00 par value:	327,897	330,243
Authorized - 50,000,000 shares
Issued and outstanding - 12,799,889 shares at March 31, 2008 and 12,879,189 shares at December 31, 2007
Common stock, $1.00 par value:	88,992	85,412
Authorized - 225,000,000 shares
Issued - 89,306,085 shares at March 31, 2008 and 85,600,333 shares at December 31, 2007
Outstanding - 89,175,048 shares at March 31, 2008 and 85,496,164 shares at December 31, 2007
Capital in excess of par value	2,510,260	2,370,037
Treasury stock	(3,986)	(3,952)
Cumulative net income	1,110,854	1,074,255
Cumulative dividends	(1,510,296)	(1,446,959)
Accumulated other comprehensive income	(18,474)	(7,381)
Other equity	3,360	2,701

Total stockholders’ equity	2,508,607	2,404,356

Total liabilities and stockholders’ equity	$5,387,456	$5,213,856

NOTE: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per share data)
Revenues:
Rental income	$125,044	$103,496
Interest income	9,092	5,149
Other income	1,716	1,592

Total revenues	135,852	110,237

Expenses:
Interest expense	34,329	31,330
Property operating expenses	11,367	7,168
Depreciation and amortization	39,555	32,682
General and administrative	12,328	9,782
Loan expense	1,772	1,267
Loss (gain) on extinguishment of debt	(1,326)	0

Total expenses	98,025	82,229

Income from continuing operations before income taxes and minority interests	37,827	28,008
Income tax (expense) benefit	(1,279)	(11)

Income from continuing operations before minority interests	36,548	27,997
Minority interests, net of tax	(62)	(126)

Income from continuing operations	36,486	27,871

Discontinued operations:
Net gain (loss) on sales of properties	26	977
Income (loss) from discontinued operations, net	87	825

Discontinued operations, net	113	1,802

Net income	36,599	29,673

Preferred stock dividends	6,147	6,317

Net income available to common stockholders	$30,452	$23,356

Average number of common shares outstanding:
Basic	86,100	73,224
Diluted	86,610	73,791

Earnings per share:
Basic:
Income from continuing operations available to common stockholders	$0.35	$0.29
Discontinued operations, net	0.00	0.02

Net income available to common stockholders*	$0.35	$0.32

Diluted:
Income from continuing operations available to common stockholders	$0.35	$0.29
Discontinued operations, net	0.00	0.02

Net income available to common stockholders*	$0.35	$0.32

Dividends declared and paid per common share	$0.6600	$0.2991

*	Amounts may not sum due to rounding
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended March 31, 2008
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands)
Balances at beginning of period	$330,243	$85,412	$2,370,037	$(3,952)	$1,074,255	$(1,446,959)	$(7,381)	$2,701	$2,404,356
Comprehensive income:
Net income					36,599				36,599
Other comprehensive income:
Unrealized gain (loss) on equity investments							(240)		(240)
Cash flow hedge activity							(10,853)		(10,853)

Total comprehensive income									25,506

Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		523	22,379	(34)				(38)	22,830
Net proceeds from sale of common stock		3,000	115,555						118,555
Conversion of preferred stock	(2,346)	57	2,289						0
Option compensation expense								697	697
Cash dividends paid:
Common stock-$0.66 per share						(57,190)			(57,190)
Preferred stock, Series D-$0.4922 per share						(1,969)			(1,969)
Preferred stock, Series E-$0.3750 per share						(28)			(28)
Preferred stock, Series F-$0.4766 per share						(3,336)			(3,336)
Preferred stock, Series G-$0.4688 per share						(814)			(814)

Balances at end of period	$327,897	$88,992	$2,510,260	$(3,986)	$1,110,854	$(1,510,296)	$(18,474)	$3,360	$2,508,607

	Three Months Ended March 31, 2007
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands)
Balances at beginning of period	$338,993	$73,152	$1,873,811	$(2,866)	$932,853	$(1,238,860)	$(135)	$1,845	$1,978,793
Comprehensive income:
Net income					29,673				29,673
Other comprehensive income									0

Total comprehensive income									29,673

Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		779	28,375	(1,075)				(100)	27,979
Option compensation expense								541	541
Cash dividends paid:
Common stock-$0.2991 per share						(22,285)			(22,285)
Preferred stock, Series D-$0.4922 per share						(1,969)			(1,969)
Preferred stock, Series E-$0.3750 per share						(28)			(28)
Preferred stock, Series F-$0.4766 per share						(3,336)			(3,336)
Preferred stock, Series G-$0.4688 per share						(984)			(984)

Balances at end of period	$338,993	$73,931	$1,902,186	$(3,941)	$962,526	$(1,267,462)	($135)	$2,286	$2,008,384

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Operating activities
Net income	$36,599	$29,673
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	39,574	33,860
Other amortization expenses	2,323	1,174
Capitalized interest	(5,167)	(2,327)
Stock-based compensation expense	3,848	3,177
Minority interests share of earnings	62	126
Loss (gain) on extinguishment of debt, net	(1,326)	0
Rental income less than (in excess of) cash received	(2,361)	(2,153)
Amortization related to above (below) market leases, net	(263)	(460)
(Gain) loss on sales of properties	(26)	(977)
Increase (decrease) in accrued expenses and other liabilities	4,452	(3,001)
Decrease (increase) in receivables and other assets	(264)	2,266

Net cash provided from (used in) operating activities	77,451	61,358

Investing activities
Investment in real property	(168,414)	(161,675)
Investment in real estate loans receivable	(7,751)	(80,427)
Other investments, net of payments	(26,819)	(2,716)
Principal collected on real estate loans receivable	2,081	17,929
Proceeds from sales of real property	99	11,537
Other	(4,872)	(523)

Net cash provided from (used in) investing activities	(205,676)	(215,875)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	125,500	156,000
Principal payments on unsecured senior notes	(42,330)	0
Principal payments on secured debt	(27,776)	(1,894)
Net proceeds from the issuance of common stock	138,254	24,467
Decrease (increase) in deferred loan expense	(21)	(377)
Contributions by minority interests	92	0
Distributions to minority interests	(144)	0
Cash distributions to stockholders	(63,337)	(28,602)

Net cash provided from (used in) financing activities	130,238	149,594

Increase (decrease) in cash and cash equivalents	2,013	(4,923)
Cash and cash equivalents at beginning of period	30,269	36,216

Cash and cash equivalents at end of period	$32,282	$31,293

Supplemental cash flow information:
Interest paid	$23,781	$21,934
Income taxes paid	1,549	30

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from real property acquisitions:
Secured debt	$0	$0
Other liabilities	887	0
Other assets	0	0
See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Health Care REIT, Inc., with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate, including independent living, assisted living and skilled nursing facilities, continuing care retirement communities, hospitals and medical office buildings. Our full service platform also offers property management and development services to our customers. As of March 31, 2008, our broadly diversified portfolio consisted of 646 properties in 38 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on the Internet at www.hcreit.com.
2. Accounting Policies and Related Matters
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily an indication of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and was adopted as the standard for those assets and liabilities as of January 1, 2008. The impact of adoption was not significant. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Interest rate swap agreements are valued using models that assume a hypothetical transaction to sell the asset or transfer the liability in the principal market for the asset or liability based on market data derived from interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The market approach is utilized to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

	Fair Value Measurements as of March 31, 2008
	Total	Level 1	Level 2	Level 3
Equity investments (1)	$1,168	$1,168	$0	$0
Interest rate swap agreements (1)	(18,802)	0	(18,802)	0

Totals	$(17,634)	$1,168	$(18,802)	$0

(1)	Unrealized gains or losses on equity investments and interest rate swap agreements are recorded in accumulated other comprehensive income (loss) at each measurement date.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Early adoption is prohibited for both standards. The provisions of SFAS 141(R) and SFAS 160, effective on January 1, 2009, are to be applied prospectively; however, the disclosure provisions of SFAS 160 are to be applied retrospectively.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 concerning an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our consolidated financial position and results of operations.
3. Real Property Acquisitions and Development
     The following is a summary of our real property investment activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2008			March 31, 2007
	Investment	Medical Office		Investment	Medical Office
	Properties	Buildings	Totals	Properties	Buildings	Totals
Real property acquisitions:
Independent living/CCRCs	$11,800	$0	$11,800	$0	$0	$0
Assisted living facilities	4,600		4,600	9,875		9,875
Skilled nursing facilities			0	103,300		103,300
Specialty care facilities	35,200		35,200			0
Medical office buildings		41,628	41,628		7,999	7,999

Total acquisitions	51,600	41,628	93,228	113,175	7,999	121,174
Less: Assumed debt			0			0
Assumed other assets (liabilities), net		(887)	(887)			0

Cash disbursed for acquisitions	51,600	40,741	92,341	113,175	7,999	121,174

Construction in progress additions:
Independent living/CCRCs	48,895		48,895	16,724		16,724
Assisted living facilities	16,190		16,190	13,889		13,889
Skilled nursing facilities	3,682		3,682	3,354		3,354
Specialty care facilities	4,587		4,587	4,515		4,515
Medical office buildings		3,954	3,954			0

Total construction in progress additions	73,354	3,954	77,308	38,482	0	38,482
Less: Capitalized interest	(5,025)	(142)	(5,167)	(2,320)		(2,320)

Cash disbursed for construction in progress	68,329	3,812	72,141	36,162	0	36,162

Capital improvements to existing properties	2,998	934	3,932	3,574	765	4,339

Total cash invested in real property	$122,927	$45,487	$168,414	$152,911	$8,764	$161,675

     During the three months ended March 31, 2008, one independent living/CCRC facility with a book basis of $19,889,000 and investment property expansions totaling $1,546,000 were placed into service and began earning rent. During the three months ended March 31, 2007, one assisted living facility with a book basis of $6,523,000 and investment property expansions totaling $398,000 were placed into service and began earning rent.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
4. Real Estate Intangibles
     The following is a summary of our real estate intangibles as of the dates indicated (dollars in thousands):

	March 31, 2008	December 31, 2007
Assets:
In place lease intangibles	$82,586	$81,068
Above market tenant leases	9,778	9,592
Below market ground leases	42,024	40,652

Gross historical cost	134,388	131,312
Accumulated amortization	(22,941)	(18,289)

Net book value	$111,447	$113,023

Weighted-average amortization period in years	24.7	28.4

Liabilities:
Below market tenant leases	$25,654	$25,186
Above market ground leases	3,499	3,499

Gross historical cost	29,153	28,685
Accumulated amortization	(5,681)	(4,446)

Net book value	$23,472	$24,239

Weighted-average amortization period in years	9.7	10.0
5. Dispositions, Assets Held for Sale and Discontinued Operations
     At March 31, 2008, we had one skilled nursing facility held for sale. We did not recognize an impairment loss on this asset as the fair value less estimated costs to sell exceeded our carrying value. During the three months ended March 31, 2008, we sold one parcel of land with a carrying value of $73,000 for a net gain of $26,000. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the income and expenses attributable to all properties sold and attributable to the property held for sale at March 31, 2008 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$122	$2,672
Expenses:
Interest expense	16	669
Provision for depreciation	19	1,178

Income (loss) from discontinued operations, net	$87	$825

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
6. Real Estate Loans Receivable
     All real estate loans receivable are in our investment property segment. The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
	Amount	Amount
Advances on real estate loans receivable:
Investments in new loans	$391	$69,546
Draws on existing loans	7,360	10,881

Total investments in real estate loans	7,751	80,427

Receipts on real estate loans receivable:
Loan payoffs	0	14,182
Principal payments on loans	2,081	3,747

Total principal receipts on real estate loans	2,081	17,929

Net cash advances (receipts) on real estate loans receivable	$5,670	$62,498

7. Customer Concentration
     At March 31, 2008, we had 67 investment property operators and over 800 medical office building tenants. The following table summarizes certain information about our customer concentration as of March 31, 2008 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment	Investment (2)
Concentration by investment (1):
Emeritus Corporation	50	$353,593	7%
Signature Healthcare LLC	34	323,953	6%
Life Care Centers of America, Inc.	25	257,902	5%
Brookdale Senior Living, Inc.	84	256,901	5%
Senior Living Communities, LLC	8	205,768	4%
Remaining portfolio	445	3,762,645	73%

Totals	646	$5,160,762	100%

	Number of	Total	Percent of
	Properties	Revenue (3)	Revenue (4)
Concentration by revenue (1):
Emeritus Corporation	50	$11,890	9%
Signature Healthcare LLC	34	9,817	7%
Brookdale Senior Living, Inc.	84	9,126	7%
Life Care Centers of America, Inc.	25	6,468	5%
Lyric Health Care, LLC	27	4,519	3%
Remaining portfolio	426	92,438	68%
Other income	n/a	1,716	1%

Totals	646	$135,974	100%

(1)	All of our top five customers are in our investment properties segment.

(2)	Investments with our top five customers comprised 27% of total investments at December 31, 2007.

(3)	Revenues include gross revenues and revenues from discontinued operations for the three months ended March 31, 2008.

(4)	Revenues from our top five customers were 37% for the three months ended March 31, 2007.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
8. Borrowings Under Line of Credit Arrangement and Related Items
     At March 31, 2008, we had an unsecured line of credit arrangement with a consortium of seventeen banks in the amount of $1,150,000,000, which is scheduled to expire on August 5, 2011 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (3.30% at March 31, 2008). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at March 31, 2008. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at March 31, 2008. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement.
     The following information relates to aggregate borrowings under the unsecured line of credit arrangement for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Balance outstanding at quarter end	$432,500	$381,000
Maximum amount outstanding at any month end	$491,500	$381,000
Average amount outstanding (total of daily principal balances divided by days in period)	$406,687	$243,650
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	4.75%	6.63%
9. Senior Unsecured Notes and Secured Debt
     We have $1,847,709,000 of senior unsecured notes with annual interest rates ranging from 4.75% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $1,845,000,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 10 for further discussion regarding derivative instruments. On March 15, 2008, we extinguished $42,330,000 of our 7.625% senior unsecured notes at par upon maturity.
     We have secured debt totaling $478,228,000, collateralized by owned properties, with annual interest rates ranging from 4.89% to 8.08%. The carrying amounts of the secured debt represent the par value of $479,197,000 adjusted for any unamortized fair value adjustments. The carrying values of the properties securing the debt totaled $887,889,000 at March 31, 2008. During the three months ended March 31, 2008, we extinguished four secured debt loans totaling $25,683,000 with a weighted-average interest rate of 7.214% prior to maturity and recognized extinguishment gains of $1,326,000.
     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions.
     At March 31, 2008, the annual principal payments due on these debt obligations are as follows (in thousands):

	Senior	Secured
	Unsecured Notes	Debt	Totals
2008	$0	$20,684	$20,684
2009	0	39,741	39,741
2010	0	15,403	15,403
2011	0	52,575	52,575
2012	250,000	21,788	271,788
Thereafter	1,595,000	329,006	1,924,006

Totals	$1,845,000	$479,197	$2,324,197

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
10. Derivative Instruments
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
     On May 6, 2004, we entered into two interest rate swap agreements (the “2004 Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The 2004 Swaps were treated as fair-value hedges for accounting purposes and we utilized the short-cut method to assess effectiveness. The 2004 Swaps were with highly rated counterparties in which we received a fixed rate of 6.0% and paid a variable rate based on six-month LIBOR plus a spread. For the three months ended March 31, 2007, we generated $1,000 of savings related to the 2004 Swaps that was recorded as a reduction of interest expense. On September 12, 2007, we terminated the 2004 Swaps and we received a $2,125,000 cash settlement. The unamortized amount of this settlement at March 31, 2008 was $1,888,000 and is recorded as an adjustment to the hedged debt. This amount will be amortized to interest expense over the life of the hedged debt using the effective interest method. For the three months ended March 31, 2008, $85,000 of amortization was recognized as a reduction to senior unsecured notes interest expense.
     On July 2, 2007, we entered into two forward-starting interest rate swaps (the “July 2007 Swaps”), with an aggregate notional amount of $200,000,000 that were designated as cash flow hedges of the variability in forecasted interest payments attributable to changes in the LIBOR swap rate, on long-term fixed rate debt forecasted to be issued in 2007. The July 2007 Swaps had the economic effect of fixing $200,000,000 of our debt at 4.913% for five years. The July 2007 Swaps were settled on July 17, 2007, which was the date that the forecasted debt was priced. The cash settlement value of these contracts at July 17, 2007 was $733,000. This amount represented the effective portion of the hedges as there was no hedge ineffectiveness. Therefore, the $733,000 settlement value was deferred in accumulated other comprehensive income (“AOCI”) and will be amortized to interest expense using the effective interest method. The unamortized amount of AOCI related to these contracts at March 31, 2008 is $631,000. For the three months ended March 31, 2008, we reclassified $37,000 out of AOCI as a reduction of interest expense.
     On September 12, 2007, we entered into two forward-starting interest rate swaps (the “September 2007 Swaps”) for a total notional amount of $250,000,000 to hedge 10 years of interest payments associated with a long-term borrowing that is expected to occur in 2008. The September 2007 Swaps each have an effective date of September 12, 2008 and a maturity date of September 12, 2018. We expect to settle the September 2007 Swaps when the forecasted debt is priced. The September 2007 Swaps have the economic effect of fixing $250,000,000 of our future debt at 4.469% plus a credit spread for 10 years. The September 2007 Swaps have been designated as cash flow hedges and we expect the September 2007 Swaps to be highly effective at offsetting changes in cash flows of interest payments on $250,000,000 of our future debt due to changes in the LIBOR swap rate. Therefore, effective changes in the fair value of the September 2007 Swaps will be recorded in AOCI and reclassified to interest expense when the hedged forecasted transactions affect earnings (as interest payments are made on the expected debt issuance). The ineffective portion of the changes in fair value will be recorded directly in earnings. At March 31, 2008, the September 2007 Swaps were reported at their fair value of negative $18,802,000 and are included in other liabilities and AOCI.
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
11. Commitments and Contingencies
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2009. At March 31, 2008, our obligation under the letter of credit was $2,350,000.
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide liability and property insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2013. At March 31, 2008, our obligation under the letter of credit was $1,000,000.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     We have an outstanding letter of credit issued for the benefit of a village in Illinois that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a property. Our obligation to provide the letter of credit terminates in 2010. At March 31, 2008, our obligation under the letter of credit was $679,320.
     We have an outstanding letter of credit issued for the benefit of a municipality in Pennsylvania in connection with the completion and installation of certain property improvements by one of our subsidiaries. The improvements are expected to be completed in 2009. At March 31, 2008, our obligation under the letter of credit was $485,810.
     At March 31, 2008, we had outstanding construction financings of $369,582,000 for leased properties and were committed to providing additional financing of approximately $757,625,000 to complete construction. At March 31, 2008, we had contingent purchase obligations totaling $24,524,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon an operator satisfying certain conditions such as payment coverage and value tests. Amounts due from the tenant are increased to reflect the additional investment in the property.
     At March 31, 2008, we had operating lease obligations of $54,604,000 relating to certain ground leases and Company office space. We incurred rental expense relating to our Company office space of $277,000 and $98,000 for the three months ended March 31, 2008 and 2007, respectively. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At March 31, 2008, aggregate future minimum rentals to be received under these noncancelable subleases totaled $12,492,000.
     At March 31, 2008, future minimum lease payments due under operating leases are as follows (in thousands):

2008	$2,588
2009	3,117
2010	2,952
2011	2,767
2012	2,829
Thereafter	40,351

Totals	$54,604

12. Stockholders’ Equity
Preferred Stock
     During the three months ended March 31, 2008, certain holders of our Series G Cumulative Convertible Preferred Stock converted 79,300 shares into 56,754 shares of our common stock, leaving 1,724,900 of such shares outstanding at March 31, 2008.
Common Stock
     The following is a summary of our common stock issuances during the three months ended March 31, 2008 and 2007 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2007 Dividend reinvestment plan issuances	338,685	$44.78	$15,166	$15,166
2007 Option exercises	331,947	28.02	9,301	9,301

2007 Totals	670,632		$24,467	$24,467

March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
2008 Dividend reinvestment plan issuances	452,440	40.88	18,496	18,496
2008 Option exercises	48,722	24.69	1,203	1,203

2008 Totals	3,501,162		$144,019	$138,254

     On February 20, 2008, we paid a dividend of $0.66 per share to stockholders of record on January 31, 2008. These dividends related to the period from October 1, 2007 through December 31, 2007.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
Accumulated Other Comprehensive Income
     The following is a summary of accumulated other comprehensive income as of the dates indicated (in thousands):

	March 31, 2008	December 31, 2007
Fair value of cash flow hedges	$18,046	$7,194
Unrecognized gains (losses) on equity investments	433	192
Unrecognized actuarial gains (losses)	(5)	(5)

Totals	$18,474	$7,381

     Please see Note 10 for a discussion of our cash flow hedge activity. We did not recognize any comprehensive income other than the recorded net income for the three months ended March 31, 2007.
Other Equity
     Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $697,000 and $541,000 for the three months ended March 31, 2008 and 2007, respectively.
13. Stock Incentive Plans
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
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Dividend yield (1)	6.47%	5.60%
Expected volatility	20.5%	19.9%
Risk-free interest rate	3.42%	4.74%
Expected life (in years)	6.5	5
Weighted-average fair value (1)	$6.25	$8.31

(1)	Certain options granted to employees include dividend equivalent rights (“DERs”). The fair value of options with DERs also includes the net present value of projected future dividend payments over the expected life of the option discounted at the dividend yield rate.
     The dividend yield represented the dividend yield of our common stock on the dates of grant. Our computation of expected volatility was based on historical volatility. The risk-free interest rates used were the 7-year U.S. Treasury Notes yield on the date of grant for the 2008 grants and the 5-year U.S. Treasury Notes yield on the date of grant for the 2007 grants. The expected life was based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations regarding future employee behavior.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
Option Award Activity
     The following table summarizes information about stock option activity for the three months ended March 31, 2008:

	Number
	of	Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000’s)	Exercise Price	Contract Life (years)	Value ($000’s)
Options at beginning of year	637	$35.54	8.0
Options granted	307	40.83
Options exercised	(49)	28.24
Options terminated	(2)	40.40

Options at end of period	893	$37.75	8.1	$5,498

Options exercisable at end of period	353	$33.42	6.5	$3,705
Weighted average fair value of options granted during the period		$6.25
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at March 31, 2008. During the three months ended March 31, 2008, the aggregate intrinsic value of options exercised under our stock incentive plans was $838,000 determined as of the date of option exercise. During the three months ended March 31, 2007, the aggregate intrinsic value of options exercised under our stock incentive plans was $5,341,000 determined as of the date of option exercise. Cash received from option exercises under our stock incentive plans for the three months ended March 31, 2008 was $1,203,000. Cash received from option exercises under our stock incentive plans for the three months ended March 31, 2007 was $9,301,000.
     As of March 31, 2008, there was approximately $2,778,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of March 31, 2008, there was approximately $12,295,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.
     The following table summarizes information about non-vested stock incentive awards as of March 31, 2008 and changes for the three months ended March 31, 2008:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value
Non-vested at December 31, 2007	382	$7.20	398	$40.94
Vested	(147)	6.02	(96)	36.37
Granted	307	6.25	155	40.82
Terminated	(2)	7.30	(1)	40.32

Non-vested at March 31, 2008	540	$6.98	456	$41.86

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
14. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Numerator for basic and diluted earnings per share — net income available to common stockholders	$30,452	$23,356

Denominator for basic earnings per share — weighted average shares	86,100	73,224
Effect of dilutive securities:
Employee stock options	54	178
Non-vested restricted shares	456	389

Dilutive potential common shares	510	567

Denominator for diluted earnings per share — adjusted weighted average shares	86,610	73,791

Basic earnings per share	$0.35	$0.32

Diluted earnings per share	$0.35	$0.32

     The diluted earnings per share calculation excludes the dilutive effect of 123,000 stock options for the three months ended March 31, 2008 because the exercise prices were greater than the average market price. The diluted earnings per share calculation excludes the dilutive effect of 124,000 stock options for the three months ended March 31, 2007 because the exercise prices were greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock, the Series G Cumulative Convertible Preferred Stock, the $345,000,000 senior unsecured convertible notes due December 2026 and the $400,000,000 senior unsecured convertible notes due July 2027 were not included in these calculations as the effect of the conversions into common stock was anti-dilutive for the relevant periods presented.
15. Segment Reporting
     We invest in senior housing and health care real estate. We evaluate our business and make resource allocations on our two business segments — investment properties and medical office buildings. Under the investment property segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our primary investment property types include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and specialty care facilities. Under the medical office building segment, our properties are typically leased under gross leases, modified gross leases or triple-net leases, to multiple tenants, and generally require a certain level of property management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2007). There are no intersegment sales or transfers. We evaluate performance based upon net operating income of the combined properties in each segment.
     Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate office equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income.
     During the three months ended March 31, 2008, we changed the name of the operating properties segment to medical office buildings and reclassified certain assets and related revenues. Four specialty care facilities that were formerly classified as operating properties have been reclassified to investment properties. Accordingly, we have reclassified the following prior year amounts to be consistent with the current year classification: (i) rental income of $1,885,000; (ii) real estate depreciation/amortization of $779,000; and (iii) total assets of $73,400,000. Additionally, we have restated the following prior year non-segment/corporate assets and revenues to be included in the related business segments to be consistent with the current year classification: (i) $1,343,000 of other income has been reclassified to investment properties; (ii) $75,184,000 of total assets have been reclassified to investment properties; and (iii) $16,395,000 of total assets have been reclassified to medical office buildings.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Summary information for the reportable segments during the three months ended March 31, 2008 and 2007 is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income (1)	Income	Income	Revenues (1)	Expenses	Income (2)	Amortization (1)	Expense (1)	Assets
Three months ended March 31, 2008:
Investment Properties	$91,933	$9,092	$1,296	$102,321		$102,321	$26,410	$1,973	$3,993,615
Medical Office Buildings	33,233		210	33,443	$11,367	22,076	13,164	5,565	1,309,109
Non-segment/Corporate			210	210		210		26,807	84,732

	$125,166	$9,092	$1,716	$135,974	$11,367	$124,607	$39,574	$34,345	$5,387,456

Three months ended March 31, 2007:
Investment Properties	$82,488	$5,149	$1,343	$88,980		$88,980	$25,158	$2,310	$3,479,969
Medical Office Buildings	23,680			23,680	$7,168	16,512	8,702	4,305	915,994
Non-segment/Corporate			249	249		249		25,384	62,691

	$106,168	$5,149	$1,592	$112,909	$7,168	$105,741	$33,860	$31,999	$4,458,654

(1)	Includes amounts from discontinued operations.

(2)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.
16. Income Taxes
     During the three months ended December 31, 2007, we recognized $3,900,000 of additional other income related to the payoff of a warrant equity investment. During the three months ended March 31, 2008, we determined that $1,325,000 of income taxes were due in connection with that investment gain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2007, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Executive Summary
Company Overview
     Health Care REIT, Inc. is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of March 31, 2008:

	Investments	Percentage of	Number of	# Beds/Units		Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.		metric (1)		States
Independent living/CCRCs	$837,050	16%	63	7,681	units	$154,888	per unit	22
Assisted living facilities	1,058,998	21%	208	12,880	units	97,791	per unit	33
Skilled nursing facilities	1,588,520	31%	227	30,656	beds	52,502	per bed	28
Specialty care facilities	395,549	7%	23	1,581	beds	262,310	per bed	10
Medical office buildings	1,280,645	25%	125	5,317,024	sq. ft.	272	per sq. ft.	20

Totals	$5,160,762	100%	646

(1)	Investment per metric was computed by using the total committed investment amount of $5,918,387,000, which includes net real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $5,160,762,000 and $757,625,000, respectively.
Health Care Industry
     The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future. The Centers for Medicare and Medicaid Services projects that national health expenditures will rise to $3.8 trillion in 2015 or 18.8% of gross domestic product (“GDP”). This is up from $2 trillion or 15.9% of GDP in 2005. Health expenditures per capita are projected to rise 5.8% per year from 2005 to 2015. While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates. We believe the health care property market is less susceptible to fluctuations and economic downturns relative to other property sectors. Investor interest in the market remains strong, especially in specific sectors such as medical office buildings, regardless of the current stringent lending environment. As a REIT, we believe we are situated to benefit from any turbulence in the capital markets due to our access to capital.
     The total U.S. population is projected to increase by 20% through 2030. The elderly are an important component of health care utilization, especially independent living services, assisted living services, skilled nursing services, inpatient and outpatient hospital services and physician ambulatory care. The elderly population aged 65 and over is projected to increase by 85% through 2030. Most health care services are provided within a health care facility such as a hospital, a physician’s office or a senior housing facility. Therefore, we believe there will be continued demand for companies such as ours with expertise in health care real estate.

     The following chart illustrates the projected increase in the elderly population aged 65 and over:
65+ Population and % of Total
     Source: U.S. Census Bureau
     Health care real estate investment opportunities tend to increase as demand for health care services increases. We recognize the need for health care real estate as it correlates to health care service demand. Health care providers require real estate to house their businesses and expand their services. We believe that investment opportunities in health care real estate will continue to be present due to the:
•	Specialized nature of the industry which enhances the credibility and experience of our company;

•	Projected population growth combined with stable or increasing health care utilization rates which ensures demand; and

•	On-going merger and acquisition activity.
Business Strategy
     Our primary objectives are to protect stockholder capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders as a result of annual increases in rental and interest income and portfolio growth. To meet these objectives, we invest across a broad spectrum of senior housing and health care real estate and diversify our investment portfolio by property type, operator/tenant and geographic location.
     Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. These items represent our primary source of liquidity to fund distributions and are dependent upon our obligors’ continued ability to make contractual rent and interest payments to us. To the extent that our obligors experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property and operator/tenant. Our asset management process includes review of monthly financial statements, periodic review of obligor credit, periodic property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks. Through these asset management and research efforts, we are typically able to intervene at an early stage to address payment risk, and in so doing, support both the collectibility of revenue and the value of our investment.
     With respect to our investment properties, we also structure our investments to help mitigate payment risk. Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the obligor and its affiliates.
     For the three months ended March 31, 2008, rental income and interest income represented 92% and 7%, respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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
     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. During the three months ended March 31, 2008, we completed $181,285,000 of gross and net new investments. We expect to complete gross new investments of approximately $1.1 billion to $1.4 billion during 2008, including acquisitions of approximately $700,000,000 to $900,000,000 and funded new development of approximately $400,000,000 to $500,000,000. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $300,000,000 to $400,000,000 resulting in net new investments of approximately $700,000,000 to $1.1 billion during 2008. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on hand, we expect to borrow under our unsecured line of credit arrangement. At March 31, 2008, we had $32,282,000 of cash and cash equivalents and $717,500,000 of available borrowing capacity under our unsecured line of credit arrangement.
Key Transactions in 2008
     We have completed the following key transactions to date in 2008:
•	our Board of Directors increased our quarterly dividend to $0.68 per share, which represents a two cent increase from the quarterly dividend of $0.66 paid for 2007. The dividend declared for the quarter ended March 31, 2008 represents the 148th consecutive quarterly dividend payment;

•	we completed $181,285,000 of gross and net investments during the three months ended March 31, 2008; and

•	we completed a public offering of 3,000,000 shares of common stock with net proceeds of approximately $118,555,000 in March 2008.
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
     Operating Performance. We believe that net income available to common stockholders (“NICS”) is the most appropriate earnings measure. Other useful supplemental measures of our operating performance include funds from operations (“FFO”), funds available for distribution (“FAD”) and net operating income (“NOI”); however, these supplemental measures are not defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations of FFO, FAD and NOI. These earnings measures and their relative per share amounts are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2007	2007	2007	2007	2008
Net income available to common stockholders	$23,356	$25,620	$24,529	$42,768	$30,452
Funds from operations	56,207	59,979	63,830	71,099	69,913
Funds available for distribution	53,825	59,016	66,379	73,564	68,375
Net operating income	105,741	111,360	115,550	123,029	124,607

Per share data (fully diluted):
Net income available to common stockholders	$0.32	$0.32	$0.30	$0.52	$0.35
Funds from operations	0.76	0.75	0.79	0.86	0.81
Funds available for distribution	0.73	0.74	0.82	0.89	0.79

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

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,
	2007		2007		2007		2007		2008
Debt to book capitalization ratio	54%		52%		53%		53%		52%
Debt to undepreciated book capitalization ratio	50%		48%		49%		48%		48%
Debt to market capitalization ratio	40%		41%		40%		39%		39%

Interest coverage ratio	2.82	x	2.83	x	2.81	x	3.17	x	2.87	x
Fixed charge coverage ratio	2.28	x	2.30	x	2.31	x	2.62	x	2.38	x
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

	March 31,	June 30,	September 30,	December 31,	March 31,
	2007	2007	2007	2007	2008
Asset mix:
Real property	94%	95%	94%	92%	92%
Real estate loans receivable	6%	5%	6%	8%	8%

Investment mix:
Independent living/CCRCs	13%	13%	14%	15%	16%
Assisted living facilities	24%	22%	21%	21%	21%
Skilled nursing facilities	36%	33%	32%	32%	31%
Specialty care facilities	6%	6%	7%	7%	7%
Medical office buildings	21%	26%	26%	25%	25%

Customer mix:
Emeritus Corporation	8%	8%	7%	7%	7%
Signature Healthcare LLC				6%	6%
Brookdale Senior Living Inc.	7%	6%	5%	5%	5%
Life Care Centers of America, Inc.	6%	5%	5%	5%	5%
Senior Living Communities, LLC				4%	4%
Home Quality Management, Inc.	6%	5%	5%
Merrill Gardens L.L.C.	4%	4%	4%
Remaining customers	69%	72%	74%	73%	73%

Geographic mix:
Florida	16%	16%	16%	15%	15%
Texas	13%	13%	13%	13%	13%
Massachusetts	8%	7%	7%	7%	7%
California	7%	7%	7%	7%	7%
Tennessee				6%	6%
Ohio	6%	6%	6%
Remaining states	50%	51%	51%	52%	52%

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.
Portfolio Update
     Net operating income. The primary performance measure for our properties is net operating income (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our net operating income for the periods indicated (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2007	2007	2007	2007	2008
Net operating income:
Investment properties	$88,980	$93,504	$94,538	$102,495	$102,321
Medical office buildings	16,512	17,524	20,450	20,150	22,076
Non-segment/corporate	249	332	562	384	210

Net operating income	$105,741	$111,360	$115,550	$123,029	$124,607

     Payment coverage. Payment coverage of the operators in our investment property portfolio continues to remain strong. Our overall payment coverage is at 1.99 times, which represents an improvement of five basis points from the prior year. The table below reflects our recent historical trends of portfolio coverage. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization and rent (but after imputed management fees) to contractual rent or interest due us.

	December 31, 2005				December 31, 2006				December 31, 2007
	CBMF		CAMF		CBMF		CAMF		CBMF		CAMF
Independent living/CCRCs	1.45	x	1.23	x	1.39	x	1.19	x	1.45	x	1.23x
Assisted living facilities	1.52	x	1.30	x	1.56	x	1.35	x	1.59	x	1.37x
Skilled nursing facilities	2.21	x	1.63	x	2.19	x	1.57	x	2.26	x	1.66x
Specialty care facilities	3.19	x	2.60	x	2.77	x	2.21	x	2.64	x	2.07x

Weighted averages	1.94	x	1.54	x	1.94	x	1.51	x	1.99	x	1.55x
Corporate Governance
     Maintaining investor confidence and trust has become increasingly important in today’s business environment. Health Care REIT, Inc.’s Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. In March 2004, the Board of Directors adopted its Corporate Governance Guidelines. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on our website at www.hcreit.com and from us upon written request sent to the Senior Vice President — Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio 43603-1475.

Liquidity and Capital Resources
Sources and Uses of Cash
     Our primary sources of cash include rent and interest receipts, borrowings under the unsecured line of credit arrangement, public and private offerings of debt and equity securities, proceeds from the sales of real property and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.
     The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2008	Mar. 31, 2007	$	%
Cash and cash equivalents at beginning of period	$30,269	$36,216	$(5,947)	-16%
Cash provided from (used in) operating activities	77,451	61,358	16,093	26%
Cash provided from (used in) investing activities	(205,676)	(215,875)	10,199	-5%
Cash provided from (used in) financing activities	130,238	149,594	(19,356)	-13%

Cash and cash equivalents at end of period	$32,282	$31,293	$989	3%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to an increase in net income, excluding depreciation and amortization, and to changes in accrued expenses and other liabilities. The increase in net income is discussed below in “Results of Operations.” The change in accrued expenses and other liabilities is primarily attributable to the timing of cash disbursements for our contractual interest obligations and accounts payable related to our medical office buildings.
     The following is a summary of our straight-line rent and above/below market lease amortization (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2008	Mar. 31, 2007	$	%
Gross straight-line rental income	$5,336	$4,231	$1,105	26%
Prepaid rent receipts	(2,975)	(2,078)	(897)	43%
Amortization related to above (below) market leases, net	263	460	(197)	-43%

	$2,624	$2,613	$11	0%

     Gross straight-line rental income represents the non-cash difference between contractual cash rent due and the average rent recognized pursuant to Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”), for leases with fixed rental escalators, net of collectibility reserves. This amount is positive in the first half of a lease term (but declining every year due to annual increases in cash rent due) and is negative in the second half of a lease term. The increase in gross straight-line rental income is primarily due to an increase in the number of leases with fixed annual increases resulting from medical office building acquisitions completed subsequent to March 31, 2007.

     Investing Activities. The changes in net cash used in investing activities are primarily attributable to net changes in real property and real estate loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Three Months Ended
	Mar. 31, 2008		Mar. 31, 2007
	Properties	Amount	Properties	Amount
Real property acquisitions:
Independent living/CCRCs	1	$11,800
Assisted living facilities	1	4,600	2	$9,875
Skilled nursing facilities			7	103,300
Specialty care facilities	1	35,200
Medical office buildings	3	41,628	1	7,999

Total acquisitions	6	93,228	10	121,174
Less: Assumed debt		0		0
Assumed other assets (liabilities), net		(887)		0

Cash disbursed for acquisitions		92,341		121,174
Construction in progress additions		72,141		36,162
Capital improvements to existing properties		3,932		4,339

Total cash invested in real property		168,414		161,675

Real property dispositions:
Assisted living facilities			2	11,537
Land parcels		99

Proceeds from real property sales	0	99	2	11,537

Net cash investments in real property	6	$168,315	8	$150,138

Advances on real estate loans receivable:
Investments in new loans		$391		$69,546
Draws on existing loans		7,360		10,881

Total investments in real estate loans		7,751		80,427
Receipts on real estate loans receivable:
Loan payoffs		0		14,182
Principal payments on loans		2,081		3,747

Total principal receipts on real estate loans		2,081		17,929

Net cash advances (receipts) on real estate loans receivable		$5,670		$62,498

     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common stock and dividend payments.
     For the three months ended March 31, 2008, we had a net increase of $125,500,000 on our unsecured line of credit arrangement as compared to a net increase of $156,000,000 for the same period in 2007. On March 15, 2008, we extinguished $42,330,000 of our 7.625% senior unsecured notes at maturity. During the three months ended March 31, 2008, we extinguished four secured debt loans totaling $25,683,000 with a weighted-average interest rate of 7.214% prior to maturity and recognized extinguishment gains of $1,326,000.
     The following is a summary of our common stock issuances (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2007 Dividend reinvestment plan issuances	338,685	$44.78	$15,166	$15,166
2007 Option exercises	331,947	28.02	9,301	9,301

2007 Totals	670,632		$24,467	$24,467

March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
2008 Dividend reinvestment plan issuances	452,440	40.88	18,496	18,496
2008 Option exercises	48,722	24.69	1,203	1,203

2008 Totals	3,501,162		$144,019	$138,254

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increase in dividends is primarily attributable to an increase in our common stock outstanding and the payment of prorated dividends of $0.2991 per common share in February 2007 due to the prorated dividend payment of $0.3409 per common share in December 2006 in conjunction with the Windrose merger.
     The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	Mar. 31, 2008		Mar. 31, 2007
	Per Share	Amount	Per Share	Amount
Common Stock	$0.6600	$57,190	$0.2991	$22,285
Series D Preferred Stock	0.4922	1,969	0.4922	1,969
Series E Preferred Stock	0.3750	28	0.3750	28
Series F Preferred Stock	0.4766	3,336	0.4766	3,336
Series G Preferred Stock	0.4688	814	0.4688	984

Totals		$63,337		$28,602

Off-Balance Sheet Arrangements
     At March 31, 2008, we had four outstanding letter of credit obligations totaling $4,515,130 and expiring between 2009 and 2013. Please see Note 11 to our unaudited consolidated financial statements for additional information.
     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on the general trend in interest rates at the applicable dates, our perception of the future volatility of interest rates and our relative levels of variable rate debt and variable rate investments. As of March 31, 2008, we participated in two forward-starting interest rate swap agreements related to our long-term debt. Please see Note 10 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
     The following table summarizes our payment requirements under contractual obligations as of March 31, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
Unsecured line of credit arrangement	$432,500	$0	$0	$432,500	$0
Senior unsecured notes (1)	1,845,000	0	0	250,000	1,595,000
Secured debt (1)	479,197	20,684	55,144	74,363	329,006
Contractual interest obligations	1,362,325	119,655	294,332	264,132	684,206
Capital lease obligations	0	0	0	0	0
Operating lease obligations	54,604	2,588	6,069	5,596	40,351
Purchase obligations	782,149	118,110	662,261	1,778	0
Other long-term liabilities	4,190	112	788	3,290	0

Total contractual obligations	$4,959,965	$261,149	$1,018,594	$1,031,659	$2,648,563

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
     At March 31, 2008, we had an unsecured line of credit arrangement with a consortium of seventeen banks in the amount of $1.15 billion, which is scheduled to expire on August 5, 2011. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (3.30% at March 31, 2008). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at March 31, 2008. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at March 31, 2008. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. At March 31, 2008, we had $432,500,000 outstanding under the unsecured line of credit arrangement and estimated total contractual interest obligations of $48,519,000. Contractual interest obligations are estimated based on the assumption that the balance of $432,500,000 at March 31, 2008 is constant until maturity at interest rates in effect at March 31, 2008.
     We have $1,845,000,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 4.75% to 8%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $1,148,124,000 at March 31, 2008. Additionally, we have secured debt with total outstanding principal of $479,197,000, collateralized by owned properties, with fixed annual interest rates ranging from 4.89% to 8.08%, payable monthly. The carrying values of the properties securing the debt totaled $887,889,000 at March 31, 2008. Total contractual interest obligations on secured debt totaled $165,682,000 at March 31, 2008.
     At March 31, 2008, we had operating lease obligations of $54,604,000 relating primarily to ground leases at certain of our properties and office space leases.
     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At March 31, 2008, we had outstanding construction financings of $369,582,000 for leased properties and were committed to providing additional financing of approximately $757,625,000 to complete construction. At March 31, 2008, we had contingent purchase obligations totaling $24,524,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.
     Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and certain non-compete agreements. We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the Company are anticipated for the 2008 fiscal year. Benefit payments are expected to total $3,290,000 during the next five fiscal years and no benefit payments are expected to occur during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $2,035,000 and $1,915,000 at March 31, 2008 and December 31, 2007, respectively.
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
Capital Structure
     As of March 31, 2008, we had stockholders’ equity of $2,508,607,000 and a total outstanding debt balance of $2,758,437,000, which represents a debt to total book capitalization ratio of 52%. Our ratio of debt to market capitalization was 39% at March 31, 2008. For the three months ended March 31, 2008, our interest coverage ratio was 2.87 to 1.00. For the three months ended March 31, 2008, our fixed charge coverage ratio was 2.38 to 1.00. Also, at March 31, 2008, we had $32,282,000 of cash and cash equivalents and $717,500,000 of available borrowing capacity under our unsecured line of credit arrangement.
     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2008, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services. However, under our unsecured line of credit arrangement, these ratings on our senior unsecured notes are used to determine the fees and interest charged.
     As of April 30, 2008, our senior unsecured notes were rated Baa2 (stable), BBB- (positive) and BBB (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
     On May 12, 2006, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of April 30, 2008, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,760,247 shares of common stock. As of April 30, 2008, 9,028,447 shares of common stock remained available for issuance under this registration statement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.

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

	Three Months Ended				Change
	Mar. 31, 2008		Mar. 31, 2007		$		%
Net income available to common stockholders	$30,452		$23,356		$7,096		30%
Funds from operations	69,913		56,207		13,706		24%
Funds available for distribution	68,375		53,825		14,550		27%
EBITDA	113,569		96,810		16,759		17%
Net operating income	124,607		105,741		18,866		18%

Per share data (fully diluted):
Net income available to common stockholders	$0.35		$0.32		$0.03		9%
Funds from operations	0.81		0.76		0.05		7%
Funds available for distribution	0.79		0.73		0.06		8%

Interest coverage ratio	2.87	x	2.82	x	0.05	x	2%
Fixed charge coverage ratio	2.38	x	2.28	x	0.10	x	4%
     We evaluate our business and make resource allocations on our two business segments — investment properties and medical office buildings. Under the investment property segment, properties are primarily leased under triple-net leases and we are not involved in the management of the property. Under the medical office building segment, our properties are typically leased under gross leases, modified gross leases or triple-net leases, to multiple tenants, and generally require a certain level of property management. There are no intersegment sales or transfers. Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income. Please see Note 15 to our unaudited consolidated financial statements for additional information.
     Investment Properties
     The following is a summary of our results of operations for the investment properties segment (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2008	Mar. 31, 2007	$	%
Revenues:
Rental income	$91,811	$79,816	$11,995	15%
Interest income	9,092	5,149	3,943	77%
Other income	1,296	1,343	(47)	-3%

	102,199	86,308	15,891	18%

Expenses:
Interest expense	1,957	1,641	316	19%
Depreciation and amortization	26,391	23,980	2,411	10%
Gain on extinguishment of debt	(40)	0	(40)	n/a

	28,308	25,621	2,687	10%

Income from continuing operations before income taxes	73,891	60,687	13,204	22%
Income tax expense	(1,350)	0	(1,350)	n/a

Income from continuing operations	72,541	60,687	11,854	20%
Discontinued operations:
Net gain (loss) on sales of properties	26	977	(951)	-97%
Income (loss) from discontinued operations, net	87	825	(738)	-89%

Discontinued operations, net	113	1,802	(1,689)	-94%

Net income	$72,654	$62,489	$10,165	16%

     The increase in rental income is primarily attributable to the acquisitions of new investment properties from which we receive rent. See the discussion of investing activities in “Liquidity and Capital Resources” above for further information. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.
     Interest income increased from 2007 primarily due to an increase in the balance of outstanding loans. Other income decreased from 2007 primarily due to the receipt of $673,000 from a lease termination fee in the prior year.
     Interest expense for the three months ended March 31, 2008 represents $1,973,000 of secured debt interest expense offset by $16,000 of discontinued operations. Interest expense for the three months ended March 31, 2007 represents $2,310,000 of secured debt interest expense offset by $669,000 of discontinued operations. The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the three months ended March 31, 2008, we extinguished two investment property secured debt loans prior to maturity and recognized extinguishment gains of $40,000. The following is a summary of our investment property secured debt activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$114,543	7.000%	$129,617	7.134%
Debt extinguished	(4,750)	7.125%
Principal payments	(700)	6.974%	(820)	7.218%

Ending balance	$109,093	6.994%	$128,797	7.134%

Monthly averages	$111,817	6.997%	$129,208	7.134%
     Depreciation and amortization increased primarily as a result of additional investments in properties owned directly by us. See the discussion of investing activities in “Liquidity and Capital Resources” above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
     At March 31, 2008, we had one skilled nursing facility held for sale. We did not recognize an impairment loss on this asset as the fair value less estimated costs to sell exceeded our carrying value. During the three months ended March 31, 2008, we sold one parcel of land with a carrying value of $73,000 for a net gain of $26,000. These properties generated $87,000 of income after deducting depreciation and interest expense from rental revenue for the three months ended March 31, 2008. All properties sold subsequent to January 1, 2005 and held for sale at March 31, 2008 generated $825,000 of income after deducting depreciation and interest expense from rental revenue for the three months ended March 31, 2007. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.
     During the three months ended December 31, 2007, we recognized $3,900,000 of additional other income related to the payoff of a warrant equity investment. During the three months ended March 31, 2008, we determined that $1,325,000 of income taxes were due in connection with that investment gain.

     Medical Office Buildings
     The following is a summary of our results of operations for the medical office buildings segment (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2008	Mar. 31, 2007	$	%
Revenues:
Rental income	$33,233	$23,680	$9,553	40%
Other income	210	0	210	n/a

	33,443	23,680	9,763	41%

Expenses:
Interest expense	5,565	4,305	1,260	29%
Property operating expenses	11,367	7,168	4,199	59%
Depreciation and amortization	13,164	8,702	4,462	51%
Loan expense	97	76	21	28%
Gain on extinguishment of debt	(1,286)	0	(1,286)	n/a

	28,907	20,251	8,656	43%

Income from continuing operations before income taxes and minority interests	4,536	3,429	1,107	32%
Income tax expense	(32)	0	(32)	n/a

Income from continuing operations before minority interests	4,504	3,429	1,075	31%
Minority interests	(62)	(126)	64	-51%

Net income	$4,442	$3,303	$1,139	34%

     The increase in rental income is primarily attributable to the acquisitions of medical office buildings from which we receive rent. See the discussion of investing activities in “Liquidity and Capital Resources” above for further information. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. The increase in other income is attributable to third party management fee income.
     Interest expense for the three months ended March 31, 2008 represents $5,565,000 of secured debt interest expense. Interest expense for the three months ended March 31, 2007 represents $3,454,000 of secured debt interest expense plus $851,000 of interest expense related to the subsidiary trust liability. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the three months ended March 31, 2008, we extinguished two medical office building secured debt loans prior to maturity and recognized extinguishment gains of $1,286,000. The following is a summary of our medical office building secured debt activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$392,430	5.854%	$248,783	5.939%
Debt extinguished	(20,933)	7.234%
Principal payments	(1,393)	5.727%	(1,074)	5.964%

Ending balance	$370,104	5.777%	$247,709	5.939%

Monthly averages	$381,272	5.817%	$248,266	5.939%
     Additionally, at March 31, 2007, we had $51,000,000 of trust preferred liability principal outstanding with a fixed annual interest rate of 7.22%. On November 6, 2007, we purchased all $50,000,000 of the outstanding trust preferred securities at par for the purpose of unwinding this financing arrangement and extinguishing the liability of the operating partnership to the subsidiary trust. For further information, please refer to Note 8 included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     The increase in property operating expenses is primarily attributable to the acquisition of new medical office buildings for which we incur certain property operating expenses.

     Depreciation and amortization increased primarily as a result of additional investments in properties owned directly by us. See the discussion of investing activities in “Liquidity and Capital Resources” above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
     Income tax expense is related to third party management fee income.
     Minority interests primarily relate to certain joint venture properties acquired in connection with the Windrose merger in December 2006.
     Non-Segment/Corporate
     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2008	Mar. 31, 2007	$	%
Revenues:
Other income	$210	$249	$(39)	-16%

	210	249	(39)	-16%

Expenses:
Interest expense	26,807	25,384	1,423	6%
General and administrative	12,328	9,782	2,546	26%
Loan expense	1,675	1,191	484	41%

	40,810	36,357	4,453	12%

Net loss from continuing operations before income taxes	(40,600)	(36,108)	(4,492)	12%
Income tax (expense) benefit	103	(11)	114	n/a

Net loss	(40,497)	(36,119)	(4,378)	12%
Preferred stock dividends	6,147	6,317	(170)	-3%

Net loss attributable to common stockholders	$(46,644)	$(42,436)	$(4,208)	10%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.
     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2008	Mar. 31, 2007	$	%
Senior unsecured notes	$27,188	$23,671	$3,517	15%
Unsecured lines of credit	4,826	4,041	785	19%
Capitalized interest	(5,167)	(2,327)	(2,840)	122%
SWAP losses (savings)	(40)	(1)	(39)	3,900%

Totals	$26,807	$25,384	$1,423	6%

     The increase in interest expense on senior unsecured notes is due to higher average borrowings offset partially by lower average interest rates. The following is a summary of our senior unsecured note activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
	Face	Weighted Avg.	Face	Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,887,330	5.823%	$1,539,830	6.159%
Principal payments	(42,330)	7.625%

Ending balance	$1,845,000	5.782%	$1,539,830	6.159%

Monthly averages	$1,876,748	5.813%	$1,539,830	6.159%

     The change in interest expense on the unsecured line of credit arrangement is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. The following is a summary of our unsecured line of credit arrangement (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Balance outstanding at quarter end	$432,500	$381,000
Maximum amount outstanding at any month end	$491,500	$381,000
Average amount outstanding (total of daily principal balances divided by days in period)	$406,687	$243,650
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	4.75%	6.63%
     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the three months ended March 31, 2008 and 2007 totaled $5,167,000 and $2,327,000, respectively.
     Please see Note 10 to our unaudited consolidated financial statements for a discussion of our interest rate swap agreements and their impact on interest expense.
     General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three months ended March 31, 2008 and 2007, were 9.07% and 8.66%, respectively. The increase from 2007 is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.
     Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. The change in loan expense is primarily due to costs associated with the issuance of $400,000,000 of senior unsecured convertible notes in July 2007 and costs associated with the amendment of our unsecured line of credit arrangement in August 2007.
     The change in preferred dividends is primarily attributable to preferred stock conversions. The following is a summary of our preferred stock activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	12,879,189	7.676%	13,174,989	7.672%
Shares converted	(67,600)	7.500%

Ending balance	12,811,589	7.677%	13,174,989	7.672%

Monthly averages	12,828,489	7.676%	13,174,989	7.672%

Non-GAAP Financial Measures
     We believe that net income, as defined by U.S. GAAP, is the most appropriate earnings measurement. However, we consider FFO and FAD to be useful supplemental measures of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation from net income. FFO, as defined by NAREIT, means net income, computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FAD represents FFO excluding the non-cash straight-line rental adjustments, amortization of above/below market leases and amortization of deferred loan expenses and adjusted for cash disbursed for capital expenditures, tenant improvements and lease commissions related to our medical office buildings.
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
     Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.
     In April 2002, the Financial Accounting Standards Board issued Statement No. 145 that requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. We adopted the standard effective January 1, 2003. We have properly reflected the $1,326,000, or $0.02 per diluted share, of gains on extinguishment of debt for the quarter ended March 31, 2008 and the $1,081,000, or $0.01 per diluted share, of gains on extinguishment of debt for the quarter ended December 31, 2007. These amounts have not been added back for the calculations of FFO, FAD or EBITDA.
     During the quarter ended June 30, 2007, we recorded $1,750,000 ($0.02 per diluted share) of one-time acquisition finders’ fees paid to former Windrose management in connection with the closing of the Rendina/Paramount transaction. These fees relate to services rendered prior to the consummation of the Windrose merger in December 2006. Due to the recipients’ current employment status with the company, the fees were expensed as compensation rather than included in the purchase price of the acquisition, as is typical with such fees. These fees have not been added back for the calculations of FFO, FAD or EBITDA.
     During the quarter ended March 31, 2008, we recorded $1,325,000 ($0.02 per diluted share) of non-recurring income tax expense. These taxes have not been added back for the calculations of FFO or FAD.
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
FFO Reconciliation:	2007	2007	2007	2007	2008

Net income available to common stockholders	$23,356	$25,620	$24,529	$42,768	$30,452
Depreciation and amortization	33,860	35,547	40,137	40,081	39,574
Loss (gain) on sales of properties	(977)	(1,033)	(766)	(11,662)	(26)
Minority interests	(32)	(155)	(70)	(88)	(87)

Funds from operations	$56,207	$59,979	$63,830	$71,099	$69,913

Average common shares outstanding:
Basic	73,224	79,060	80,710	82,346	86,100
Diluted	73,791	79,546	81,163	82,784	86,610

Per share data:
Net income available to common stockholders
Basic	$0.32	$0.32	$0.30	$0.52	$0.35
Diluted	0.32	0.32	0.30	0.52	0.35

Funds from operations
Basic	$0.77	$0.76	$0.79	$0.86	$0.81
Diluted	0.76	0.75	0.79	0.86	0.81
     The table below reflects the reconciliation of FAD to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization include provisions for depreciation and amortization from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
FAD Reconciliation:	2007	2007	2007	2007	2008

Net income available to common stockholders	$23,356	$25,620	$24,529	$42,768	$30,452
Depreciation and amortization	33,860	35,547	40,137	40,081	39,574
Loss (gain) on sales of properties	(977)	(1,033)	(766)	(11,662)	(26)
Gross straight-line rental income	(4,231)	(3,878)	(4,555)	(4,365)	(5,336)
Prepaid/straight-line rent receipts	2,078	2,832	5,881	6,678	2,975
Amortization related to above (below) market leases, net	(460)	(464)	268	(136)	(263)
Amortization of deferred loan expenses	1,267	1,236	1,504	1,971	1,772
Cap Ex, tenant improvements, lease commissions	(1,063)	(762)	(704)	(1,763)	(765)
Minority interests	(5)	(82)	85	(8)	(8)

Funds available for distribution	$53,825	$59,016	$66,379	$73,564	$68,375

Average common shares outstanding:
Basic	73,224	79,060	80,710	82,346	86,100
Diluted	73,791	79,546	81,163	82,784	86,610

Per share data:
Net income available to common stockholders
Basic	$0.32	$0.32	$0.30	$0.52	$0.35
Diluted	0.32	0.32	0.30	0.52	0.35

Funds available for distribution
Basic	$0.74	$0.75	$0.82	$0.89	$0.79
Diluted	0.73	0.74	0.82	0.89	0.79

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization includes discontinued operations. Amortization represents the amortization of deferred loan expenses. Adjusted EBITDA represents EBITDA as adjusted below for items pursuant to covenant provisions of our unsecured line of credit arrangement. Dollars are in thousands.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,
EBITDA Reconciliation:	2007		2007		2007		2007		2008

Net income	$29,673		$31,937		$30,846		$48,947		$36,599
Interest expense	31,999		33,624		35,082		35,593		34,345
Income tax expense (benefit)	11		(69)		(23)		269		1,279
Depreciation and amortization	33,860		35,547		40,137		40,081		39,574
Amortization of deferred loan expenses	1,267		1,236		1,504		1,971		1,772

EBITDA	96,810		102,275		107,546		126,861		113,569
Stock-based compensation expense	3,177		1,276		1,301		1,298		3,848
Loss (gain) on extinguishment of debt	0		0		0		(1,081)		(1,326)

Adjusted EBITDA	$99,987		$103,551		$108,847		$127,078		$116,091

Interest Coverage Ratio:
Interest expense	$31,999		$33,624		$35,082		$35,593		$34,345
Capitalized interest	2,327		2,570		3,162		4,468		5,167

Total interest	34,326		36,194		38,244		40,061		39,512
EBITDA	$96,810		$102,275		$107,546		$126,861		$113,569

Interest coverage ratio	2.82	x	2.83	x	2.81	x	3.17	x	2.87	x

Adjusted EBITDA	$99,987		$103,551		$108,847		$127,078		$116,091

Interest coverage ratio-adjusted	2.91	x	2.86	x	2.85	x	3.17	x	2.94	x

Fixed Charge Coverage Ratio:
Total interest	$34,326		$36,194		$38,244		$40,061		$39,512
Secured debt principal amortization	1,894		1,900		2,022		2,147		2,093
Preferred dividends	6,317		6,317		6,317		6,179		6,147

Total fixed charges	42,537		44,411		46,583		48,387		47,752
EBITDA	$96,810		$102,275		$107,546		$126,861		$113,569

Fixed charge coverage ratio	2.28	x	2.30	x	2.31	x	2.62	x	2.38	x

EBITDA — adjusted	$99,987		$103,551		$108,847		$127,078		$116,091

Fixed charge coverage ratio-adjusted	2.35	x	2.33	x	2.34	x	2.63	x	2.43	x

     The table below reflects the reconciliation of NOI for the periods presented. All amounts include amounts from discontinued operations, if applicable. Amounts are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
NOI Reconciliation:	2007	2007	2007	2007	2008

Total revenues:
Investment properties:
Rental income:
Independent living/CCRCs	$9,387	$9,477	$11,765	$12,443	$13,414
Assisted living facilities	25,750	25,345	28,734	28,646	30,228
Skilled nursing facilities	41,011	44,713	40,970	41,025	40,100
Specialty care facilities	6,340	6,581	6,485	7,012	8,191

Sub-total rental income	82,488	86,116	87,954	89,126	91,933
Interest income	5,149	6,576	5,947	8,151	9,092
Other income	1,343	812	637	5,218	1,296

Total investment property income	88,980	93,504	94,538	102,495	102,321
Medical office buildings:
Rental income	23,680	26,181	30,876	30,877	33,233
Other income	0	0	0	497	210

Total medical office building income	23,680	26,181	30,876	31,374	33,443
Non-segment/corporate other income	249	332	562	384	210

Total revenues	112,909	120,017	125,976	134,253	135,974

Property operating expenses:
Investment properties	0	0	0	0	0
Medical office buildings	7,168	8,657	10,426	11,224	11,367
Non-segment/corporate	0	0	0	0	0

Total property operating expenses	7,168	8,657	10,426	11,224	11,367

Net operating income:
Investment properties	88,980	93,504	94,538	102,495	102,321
Medical office buildings	16,512	17,524	20,450	20,150	22,076
Non-segment/corporate	249	332	562	384	210

Net operating income	$105,741	$111,360	$115,550	$123,029	$124,607

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
          Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for further information regarding significant accounting policies that impact us. There have been no material changes to these policies in 2008. See Note 2 to our consolidated financial statements for the impact of new accounting pronouncements.
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

As a result of our quarterly evaluation, we concluded that the allowance for loan losses at December 31, 2007 remained appropriate as of March 31, 2008, resulting in an allowance for loan losses of $7,406,000 relating to loans with outstanding balances of $115,656,000. Also at March 31, 2008, we had loans with outstanding balances of $6,799,000 on non-accrual status.

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

For the three months ended March 31, 2008, we recorded $31,812,000, $4,082,000 and $3,680,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 32.3 years, 13.0 years and 5.5 years, respectively, for the three months ended March 31, 2008.

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

We did not record any impairment charges for the three months ended March 31, 2008.

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
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At March 31, 2008, we participated in two forward-starting interest rate swap agreements. At March 31, 2008, the swaps were reported at their fair value of negative $18,802,000 and are included in other liabilities and accumulated other comprehensive income.

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

For the three months ended March 31, 2008, we recognized $9,092,000 of interest income and $125,166,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $2,975,000 as compared to gross straight-line rental income recognized of $5,336,000 for the three months ended March 31, 2008. At March 31, 2008, our straight-line receivable balance was $55,141,000, net of reserves totaling $1,152,000. Also at March 31, 2008, we had loans with outstanding balances of $6,799,000 on non-accrual status.
Forward-Looking Statements and Risk Factors
          This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of properties; the performance of its operators and properties; its occupancy rates; its ability to acquire or develop properties; its ability to manage properties; its ability to enter into agreements with new viable tenants for vacant space or for properties that the company takes back from financially troubled tenants, if any; its ability to make distributions; its policies and plans regarding investments, financings and other matters; its tax status as a real estate investment trust; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; its critical accounting policies; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The company’s expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including prevailing interest rates; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and senior housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with profitable results; the failure to make new investments as and when anticipated; the failure of closings to occur as and when anticipated; acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant bankruptcies or insolvencies; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention. Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2007, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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
          We historically borrow on our unsecured line of credit arrangement to acquire, construct or make loans relating to health care and senior housing properties. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under the unsecured line of credit arrangement.
          A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt or equity or repaid by the sale of assets. To illustrate the impact of changes in the interest rate markets, we performed a sensitivity analysis on our fixed rate debt instruments whereby we modeled the change in net present values arising from a hypothetical 1% increase in interest rates to determine the instruments’ change in fair value. The following table summarizes the analysis performed as of the dates indicated (in thousands):

	March 31, 2008		December 31, 2007
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$1,845,000	$(100,540)	$1,887,330	$(96,726)

Secured debt	479,197	(24,121)	492,741	(24,530)

Totals	$2,324,197	$(124,661)	$2,380,071	$(121,256)

          On September 12, 2007, we entered into two forward-starting interest rate swaps (the “September 2007 Swaps”) for a total notional amount of $250,000,000 to hedge 10 years of interest payments associated with a long-term borrowing that is expected to occur in 2008. The September 2007 Swaps each have an effective date of September 12, 2008 and a maturity date of September 12, 2018. We expect to settle the September 2007 Swaps when the forecasted debt is priced. The September 2007 Swaps have the economic effect of fixing $250,000,000 of our future debt at 4.469% plus a credit spread for 10 years. The September 2007 Swaps have been designated as cash flow hedges and we expect the September 2007 Swaps to be highly effective at offsetting changes in cash flows of interest payments on $250,000,000 of our future debt due to changes in the LIBOR swap rate. Therefore, effective changes in the fair value of the September 2007 Swaps will be recorded in accumulated other comprehensive income (“AOCI”) and reclassified to interest expense when the hedged forecasted transactions affect earnings (as interest payments are made on the expected debt issuance). The ineffective portion of the changes in fair value will be recorded directly in earnings. At March 31, 2008, the September 2007 Swaps were reported at their fair value of negative $18,802,000 and are included in other liabilities and AOCI. A 1% increase in interest rates would result in an increase in fair value of our September 2007 Swaps by approximately $1,226,000 at March 31, 2008. At December 31, 2007, the September 2007 Swaps were reported at their fair value of negative $7,990,000 and were included in other liabilities and AOCI. A 1% increase in interest rates would result in an increase in fair value of our September 2007 Swaps by approximately $10,871,000 at December 31, 2007.
          Our variable rate debt, including our unsecured line of credit arrangement, is reflected at fair value. At March 31, 2008, we had $432,500,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $4,325,000. At December 31, 2007, we had $321,232,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $3,212,000.
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

Item 4. Controls and Procedures
          Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission (“SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
          Except as provided in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements and Risk Factors,” there have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the Plans or
Period	Purchased (1)	Paid Per Share	Plans or Programs (2)	Programs
January 1, 2008 through January 31, 2008	26,078	$42.89
February 1, 2008 through February 29, 2008
March 1, 2008 through March 31, 2008	790	$43.40

Totals	26,868	$42.90

(1)	During the three months ended March 31, 2008, the only securities purchased by the Company were shares of common stock held by employees who tendered owned shares to satisfy the tax withholding on the lapse of certain restrictions on restricted stock.

(2)	No shares were purchased as part of publicly announced plans or programs.

Item 6. Exhibits
10.1	Summary of Director Compensation.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.

Date: May 9, 2008	By:	/s/ George L. Chapman

George L. Chapman,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Scott A. Estes

Scott A. Estes,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2008	By:	/s/ Paul D. Nungester, Jr.

Paul D. Nungester, Jr.,
Vice President and Controller
(Principal Accounting Officer)