Form 10-Q
period 2008-06-30
HEALTH CARE REIT INC /DE/
filed 2008-08-06
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of July 31, 2008, the registrant had 94,909,084 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned:
Land and land improvements	$480,481	$447,029
Buildings and improvements	4,486,489	4,224,955
Acquired lease intangibles	134,636	131,312
Real property held for sale, net of accumulated depreciation	42,153	0
Construction in progress	369,833	313,709

Gross real property owned	5,513,592	5,117,005
Less accumulated depreciation and amortization	(535,381)	(478,373)

Net real property owned	4,978,211	4,638,632
Real estate loans receivable:
Real estate loans receivable	497,133	381,394
Less allowance for losses on loans receivable	(7,406)	(7,406)

Net real estate loans receivable	489,727	373,988

Net real estate investments	5,467,938	5,012,620
Other assets:
Equity investments	1,287	1,408
Deferred loan expenses	27,067	30,499
Cash and cash equivalents	25,078	30,269
Restricted cash	149,694	17,575
Receivables and other assets	133,950	121,485

Total other assets	337,076	201,236

Total assets	$5,805,014	$5,213,856

Liabilities and stockholders’ equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$744,000	$307,000
Senior unsecured notes	1,847,555	1,890,192
Secured debt	465,399	507,476
Accrued expenses and other liabilities	107,267	95,145

Total liabilities	3,164,221	2,799,813
Minority interests	7,669	9,687
Stockholders’ equity:
Preferred stock, $1.00 par value:	305,681	330,243
Authorized - 50,000,000 shares
Issued and outstanding - 12,048,839 shares at June 30, 2008 and 12,879,189 shares at December 31, 2007
Common stock, $1.00 par value:	89,981	85,412
Authorized - 225,000,000 shares
Issued - 90,261,733 shares at June 30, 2008 and 85,600,333 shares at December 31, 2007
Outstanding - 90,130,579 shares at June 30, 2008 and 85,496,164 shares at December 31, 2007
Capital in excess of par value	2,551,620	2,370,037
Treasury stock	(5,110)	(3,952)
Cumulative net income	1,273,251	1,074,255
Cumulative dividends	(1,577,301)	(1,446,959)
Accumulated other comprehensive income	(8,546)	(7,381)
Other equity	3,548	2,701

Total stockholders’ equity	2,633,124	2,404,356

Total liabilities and stockholders’ equity	$5,805,014	$5,213,856

NOTE:	The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Revenues:
Rental income	$124,828	$105,023	$244,868	$203,641
Interest income	9,175	6,576	18,267	11,725
Other income	1,885	1,144	3,601	2,737

Total revenues	135,888	112,743	266,736	218,103

Expenses:
Interest expense	31,948	31,692	65,043	61,601
Property operating expenses	11,375	8,657	22,742	15,825
Depreciation and amortization	38,475	33,278	76,874	64,805
General and administrative	10,575	9,957	22,904	19,738
Loan expense	1,753	1,236	3,524	2,503
Loss (gain) on extinguishment of debt	0	0	(1,326)	0

Total expenses	94,126	84,820	189,761	164,472

Income from continuing operations before income taxes and minority interests	41,762	27,923	76,975	53,631
Income tax (expense) benefit	(44)	69	(1,323)	58

Income from continuing operations before minority interests	41,718	27,992	75,652	53,689
Minority interests, net of tax	(65)	(161)	(127)	(286)

Income from continuing operations	41,653	27,831	75,525	53,403

Discontinued operations:
Net gain (loss) on sales of properties	118,168	1,033	118,194	2,010
Income (loss) from discontinued operations, net	2,576	3,073	5,277	6,197

Discontinued operations, net	120,744	4,106	123,471	8,207

Net income	162,397	31,937	198,996	61,610

Preferred stock dividends	5,784	6,317	11,931	12,634

Net income available to common stockholders	$156,613	$25,620	$187,065	$48,976

Average number of common shares outstanding:
Basic	89,294	79,060	87,698	76,159
Diluted	89,853	79,546	88,223	76,714

Earnings per share:
Basic:
Income from continuing operations available to common stockholders	$0.40	$0.27	$0.73	$0.54
Discontinued operations, net	1.35	0.05	1.41	0.11

Net income available to common stockholders*	$1.75	$0.32	$2.13	$0.64

Diluted:
Income from continuing operations available to common stockholders	$0.40	$0.27	$0.72	$0.53
Discontinued operations, net	1.34	0.05	1.40	0.11

Net income available to common stockholders*	$1.74	$0.32	$2.12	$0.64

Dividends declared and paid per common share	$0.68	$0.66	$1.34	$0.9591

*	Amounts may not sum due to rounding
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Six Months Ended June 30, 2008
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total

	(In thousands)
Balances at beginning of period	$330,243	$85,412	$2,370,037	$(3,952)	$1,074,255	$(1,446,959)	$(7,381)	$2,701	$2,404,356
Comprehensive income:
Net income					198,996				198,996
Other comprehensive income:
Unrealized gain (loss) on equity investments							(589)		(589)
Cash flow hedge activity							(576)		(576)

Total comprehensive income									197,831

Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		975	42,060	(1,158)				(87)	41,790
Net proceeds from sale of common stock		3,000	115,555						118,555
Conversion of preferred stock	(24,562)	594	23,968						0
Option compensation expense								934	934
Cash dividends paid:
Common stock-$1.34 per share						(118,411)			(118,411)
Preferred stock, Series D-$0.9844 per share						(3,938)			(3,938)
Preferred stock, Series E-$0.75 per share						(56)			(56)
Preferred stock, Series F-$0.9532 per share						(6,672)			(6,672)
Preferred stock, Series G-$0.9376 per share						(1,265)			(1,265)

Balances at end of period	$305,681	$89,981	$2,551,620	$(5,110)	$1,273,251	$(1,577,301)	$(8,546)	$3,548	$2,633,124

	Six Months Ended June 30, 2007
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total

	(In thousands)
Balances at beginning of period	$338,993	$73,152	$1,873,811	$(2,866)	$932,853	$(1,238,860)	$(135)	$1,845	$1,978,793
Comprehensive income:
Net income					61,610				61,610
Other comprehensive income									0

Total comprehensive income									61,610

Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,275	48,726	(1,075)				(114)	48,812
Proceeds from issuance of common shares		6,325	259,293						265,618
Option compensation expense								729	729
Cash dividends paid:
Common stock-$0.9591 per share						(75,524)			(75,524)
Preferred stock, Series D-$0.9844 per share						(3,937)			(3,937)
Preferred stock, Series E-$0.75 per share						(56)			(56)
Preferred stock, Series F-$0.9532 per share						(6,672)			(6,672)
Preferred stock, Series G-$0.9376 per share						(1,969)			(1,969)

Balances at end of period	$338,993	$80,752	$2,181,830	$(3,941)	$994,463	$(1,327,018)	$(135)	$2,460	$2,267,404

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Operating activities
Net income	$198,996	$61,610
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	79,203	69,408
Other amortization expenses	3,483	2,315
Capitalized interest	(10,230)	(4,896)
Stock-based compensation expense	5,254	4,453
Minority interests share of earnings	127	286
Loss (gain) on extinguishment of debt, net	(1,326)	0
Rental income less than (in excess of) cash received	528	(3,199)
Amortization related to above (below) market leases, net	(462)	(924)
(Gain) loss on sales of properties	(118,194)	(2,010)
Deferred (gain) loss on sales of properties	3,708	0
Increase (decrease) in accrued expenses and other liabilities	6,996	(8,652)
Decrease (increase) in receivables and other assets	(1,654)	544

Net cash provided from (used in) operating activities	166,429	118,935

Investing activities
Investment in real property	(533,978)	(270,123)
Investment in real estate loans receivable	(67,352)	(89,959)
Other investments, net of payments	(9,763)	(1,389)
Principal collected on real estate loans receivable	13,401	35,601
Investment in Rendina/Paramount, net of cash assumed	0	(141,963)
Decrease (increase) in restricted cash	(132,126)	(7,026)
Proceeds from sales of real property	183,081	24,183
Other	(5,503)	(1,673)

Net cash provided from (used in) investing activities	(552,240)	(452,349)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	437,000	139,400
Principal payments on senior unsecured notes	(42,330)	0
Principal payments on secured debt	(40,612)	(24,300)
Net proceeds from the issuance of common stock	157,094	309,830
Decrease (increase) in deferred loan expense	(23)	(882)
Contributions by minority interests	243	0
Distributions to minority interests	(410)	(220)
Cash distributions to stockholders	(130,342)	(88,158)

Net cash provided from (used in) financing activities	380,620	335,670

Increase (decrease) in cash and cash equivalents	(5,191)	2,256
Cash and cash equivalents at beginning of period	30,269	36,216

Cash and cash equivalents at end of period	$25,078	$38,472

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Health Care REIT, Inc., with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of June 30, 2008, our broadly diversified portfolio consisted of 635 properties in 38 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on the Internet at www.hcreit.com.
2. Accounting Policies and Related Matters
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily an indication of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our Current Report on Form 8-K filed June 27, 2008.
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
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Interest rate swap agreements are valued using models that assume a hypothetical transaction to sell the asset or transfer the liability in the principal market for the asset or liability based on market data derived from interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment timing, loss severities, credit risks and default rates.
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

	Fair Value Measurements as of June 30, 2008
	Total	Level 1	Level 2	Level 3

Equity investments (1)	$818	$818	$0	$0
Interest rate swap agreements (1)	(8,486)	0	(8,486)	0

Totals	$(7,668)	$818	$(8,486)	$0

(1)	Unrealized gains or losses on equity investments and interest rate swap agreements are recorded in accumulated other comprehensive income (loss) at each measurement date.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Early adoption is prohibited for both standards. The provisions of SFAS 141(R) and SFAS 160, effective on January 1, 2009, are to be applied prospectively; however, the disclosure provisions of SFAS 160 are to be applied retrospectively. We are currently assessing the impact of SFAS 141(R) and SFAS 160 on our consolidated financial position and results of operations.
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
     In May 2008, the FASB issued FASB Staff Position 14-1, (“FSP”) which provides guidance on accounting for debt that may be settled in cash upon conversion. The FSP requires bifurcation of the convertible debt instrument into a debt component and an equity component. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature. The difference between the contractual principal on the debt and the value allocated to the debt is recorded as an equity component and represents the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value is amortized to interest expense using the effective interest method over the life of the debt. The equity component remains on the balance sheet until it is derecognized through either the payoff or conversion. The FSP is effective for fiscal years beginning after December 16, 2008, and interim periods within those fiscal years. Earlier application is not permitted. Retroactive application is required for all periods presented in the annual financial statements for instruments that were outstanding during any periods presented in the annual financial statements. We are currently assessing the impact of the FSP on our consolidated financial position and results of operations.
3. Real Property Acquisitions and Development
     The following is a summary of our real property investment activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2008			June 30, 2007
	Investment	Medical Office		Investment	Medical Office
	Properties	Buildings	Totals	Properties	Buildings	Totals
Real property acquisitions:
Independent living/CCRCs	$68,300		$68,300	$0		$0
Assisted living facilities	45,490		45,490	9,875		9,875
Skilled nursing facilities	0		0	103,300		103,300
Specialty care facilities	142,300		142,300	11,923		11,923
Medical office buildings	0	$47,853	47,853	0	$314,175	314,175
Land parcels	10,000		10,000	6,127		6,127

Total acquisitions	266,090	47,853	313,943	131,225	314,175	445,400
Less: Assumed debt			0		(146,457)	(146,457)
Assumed other assets (liabilities), net		(967)	(967)		(3,643)	(3,643)

Cash disbursed for acquisitions	266,090	46,886	312,976	131,225	164,075	295,300
Construction in progress additions:
Independent living/CCRCs	112,345		112,345	47,125		47,125
Assisted living facilities	50,290		50,290	27,061		27,061
Skilled nursing facilities	8,736		8,736	7,849		7,849
Specialty care facilities	35,726		35,726	27,372		27,372
Medical office buildings	0	13,628	13,628	0	0	0

Total construction in progress additions	207,097	13,628	220,725	109,407	0	109,407
Less: Capitalized interest	(9,794)	(436)	(10,230)	(4,887)		(4,887)

Cash disbursed for construction in progress	197,303	13,192	210,495	104,520	0	104,520
Capital improvements to existing properties	7,828	2,679	10,507	10,592	1,674	12,266

Total cash invested in real property	$471,221	$62,757	$533,978	$246,337	$165,749	$412,086

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The following is a summary of the development projects that were placed into service and began earning rent during the periods presented:

	Six Months Ended
	June 30, 2008			June 30, 2007
	Investment	Medical Office		Investment	Medical Office
	Properties	Buildings	Totals	Properties	Buildings	Totals
Construction in progress conversions:
Development projects:
Independent living/CCRCs	$91,218		$91,218	$22,583		$22,583
Assisted living facilities	14,516		14,516	42,454		42,454
Skilled nursing facilities			0	7,910		7,910
Medical office buildings		$0	0		$0	0
Specialty care facilities	35,151		35,151			0

Total development projects	140,885	0	140,885	72,947	0	72,947
Expansion projects	23,718		23,718	1,274		1,274

Total construction in progress conversions	$164,603	$0	$164,603	$74,221	$0	$74,221

4. Real Estate Intangibles
     The following is a summary of our real estate intangibles as of the dates indicated (dollars in thousands):

	June 30, 2008	December 31, 2007
Assets:
In place lease intangibles	$82,759	$81,068
Above market tenant leases	9,853	9,592
Below market ground leases	42,024	40,652

Gross historical cost	134,636	131,312
Accumulated amortization	(26,969)	(18,289)

Net book value	$107,667	$113,023

Weighted-average amortization period in years	24.4	28.4

Liabilities:
Below market tenant leases	$25,654	$25,186
Above market ground leases	3,499	3,499

Gross historical cost	29,153	28,685
Accumulated amortization	(6,810)	(4,446)

Net book value	$22,343	$24,239

Weighted-average amortization period in years	9.8	10.0

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
5. Dispositions, Assets Held for Sale and Discontinued Operations
     At June 30, 2008, we had ten assisted living facilities and one skilled nursing facility that satisfied the requirements of Statement No. 144 for held for sale treatment. We did not recognize any impairment loss on these assets as the fair value less estimated costs to sell exceeded our carrying values. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2008			June 30, 2007
	Investment	Medical Office		Investment	Medical Office
	Properties	Buildings	Totals	Properties	Buildings	Totals
Real property dispositions:
Independent living/CCRCs	$15,547		$15,547
Assisted living facilities	105,244		105,244	$14,796		$14,796
Skilled nursing facilities	3,672		3,672	4,304		4,304
Medical office buildings	0	$0	0	0	$0	0
Land parcels	73		73	3,073		3,073

Total dispositions	124,536	0	124,536	22,173	0	22,173
Less: Gain/(loss) on sales of real property	118,194		118,194	2,010		2,010
Seller financing on sales of real property	(59,649)		(59,649)	0		0

Proceeds from real property sales	$183,081	$0	$183,081	$24,183	$0	$24,183

     During the six months ended June 30, 2008, we completed the sale of 19 properties to Emeritus Corporation for $222,656,000, consisting of $172,656,000 in cash proceeds and $50,000,000 of seller financing, and we recognized a gain on sale of $113,505,000. Total funds of $222,656,000 were held in escrow for use in an Internal Revenue Code Section 1031 exchange, of which $88,372,000 was utilized during the six months ended June 30, 2008.
     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the income and expenses attributable to all properties sold and attributable to properties held for sale at June 30, 2008 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$4,982	$7,274	$10,108	$14,823

Expenses:
Interest expense	1,251	1,932	2,502	4,023
Provision for depreciation	1,155	2,269	2,329	4,603

Income (loss) from discontinued operations, net	$2,576	$3,073	$5,277	$6,197

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
6. Real Estate Loans Receivable
     All real estate loans receivable are in our investment property segment. The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2008	June 30, 2007
	Amount	Amount
Advances on real estate loans receivable:
Investments in new loans	$117,763	$76,875
Draws on existing loans	9,238	13,084

Total gross investments in real estate loans	127,001	89,959
Less: Seller financing on sales of real property	(59,649)	0

Net cash advances on real estate loans receivable	67,352	89,959

Receipts on real estate loans receivable:
Loan payoffs	8,815	29,936
Principal payments on loans	4,586	5,665

Total principal receipts on real estate loans	13,401	35,601

Net cash advances (receipts) on real estate loans receivable	$53,951	$54,358

7. Customer Concentration
     At June 30, 2008, we had 69 investment property operators and over 800 medical office building tenants. The following table summarizes certain information about our customer concentration as of June 30, 2008 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment	Investment (2)
Concentration by investment (1):
Signature Healthcare LLC	34	$322,205	6%
Emeritus Corporation	31	290,054	5%
Brookdale Senior Living, Inc.	85	289,321	5%
Senior Living Communities, LLC	9	284,168	5%
Life Care Centers of America, Inc.	25	261,777	5%
Remaining portfolio	451	4,027,819	74%

Totals	635	$5,475,344	100%

	Number of	Total	Percent of
	Properties	Revenue (3)	Revenue (4)
Concentration by revenue (1):
Emeritus Corporation	31	$23,764	9%
Signature Healthcare LLC	34	19,632	7%
Brookdale Senior Living, Inc.	85	18,277	7%
Life Care Centers of America, Inc.	25	12,936	5%
Lyric Health Care, LLC	27	9,034	3%
Remaining portfolio	433	189,600	68%
Other income	n/a	3,601	1%

Totals	635	$276,844	100%

(1)	All of our top five customers are in our investment properties segment.

(2)	Investments with our top five customers comprised 27% of total investments at December 31, 2007.

(3)	Revenues include gross revenues and revenues from discontinued operations for the six months ended June 30, 2008.

(4)	Revenues from our top five customers were 31% for the six months ended June 30, 2007.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
8. Borrowings Under Line of Credit Arrangement and Related Items
     At June 30, 2008, we had an unsecured line of credit arrangement with a consortium of seventeen banks in the amount of $1,150,000,000, which is scheduled to expire on August 5, 2011 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (3.08% at June 30, 2008). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at June 30, 2008. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at June 30, 2008. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement.
     The following information relates to aggregate borrowings under the unsecured line of credit arrangement for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance outstanding at quarter end	$744,000	$364,400	$744,000	$364,400
Maximum amount outstanding at any month end	$744,000	$364,400	$744,000	$381,000
Average amount outstanding (total of daily principal balances divided by days in period)	$542,766	$270,891	$474,726	$257,346
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	3.54%	6.78%	4.05%	6.71%
9. Senior Unsecured Notes and Secured Debt
     We have $1,847,555,000 of senior unsecured notes with annual interest rates ranging from 4.75% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $1,845,000,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 10 for further discussion regarding derivative instruments. On March 15, 2008, we extinguished $42,330,000 of our 7.625% senior unsecured notes at par upon maturity.
     We have secured debt totaling $465,399,000, collateralized by owned properties, with annual interest rates ranging from 4.89% to 8.08%. The carrying amounts of the secured debt represent the par value of $466,361,000 adjusted for any unamortized fair value adjustments. The carrying values of the properties securing the debt totaled $826,943,000 at June 30, 2008. During the six months ended June 30, 2008, we extinguished six secured debt loans totaling $36,702,000 with a weighted-average interest rate of 6.697% and recognized extinguishment gains of $1,326,000.
     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2008, we were in compliance with all of the covenants under our debt agreements.
     At June 30, 2008, the annual principal payments due on these debt obligations are as follows (in thousands):

	Senior	Secured
	Unsecured Notes	Debt	Totals
2008	$0	$7,611	$7,611
2009	0	39,801	39,801
2010	0	15,407	15,407
2011	0	52,620	52,620
2012	250,000	14,039	264,039
Thereafter	1,595,000	336,883	1,931,883

Totals	$1,845,000	$466,361	$2,311,361

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
     On May 6, 2004, we entered into two interest rate swap agreements (the “2004 Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The 2004 Swaps were treated as fair-value hedges for accounting purposes and we utilized the short-cut method to assess effectiveness. The 2004 Swaps were with highly rated counterparties in which we received a fixed rate of 6.0% and paid a variable rate based on six-month LIBOR plus a spread. For the three and six months ended June 30, 2007, we incurred $51,000 and $50,000, respectively, of losses related to the 2004 Swaps that was recorded as an addition to interest expense. On September 12, 2007, we terminated the 2004 Swaps and we received a $2,125,000 cash settlement. The unamortized amount of this settlement at June 30, 2008 was $1,804,000 and is recorded as an adjustment to the hedged debt. This amount will be amortized to interest expense over the life of the hedged debt using the effective interest method. For the three and six months ended June 30, 2008, $84,000 and $169,000, respectively, of amortization was recognized as a reduction to senior unsecured notes interest expense.
     On July 2, 2007, we entered into two forward-starting interest rate swaps (the “July 2007 Swaps”), with an aggregate notional amount of $200,000,000 that were designated as cash flow hedges of the variability in forecasted interest payments attributable to changes in the LIBOR swap rate, on long-term fixed rate debt forecasted to be issued in 2007. The July 2007 Swaps had the economic effect of fixing $200,000,000 of our debt at 4.913% for five years. The July 2007 Swaps were settled on July 17, 2007, which was the date that the forecasted debt was priced. The cash settlement value of these contracts at July 17, 2007 was $733,000. This amount represented the effective portion of the hedges as there was no hedge ineffectiveness. Therefore, the $733,000 settlement value was deferred in accumulated other comprehensive income (“AOCI”) and will be amortized to interest expense using the effective interest method. The unamortized amount of AOCI related to these contracts at June 30, 2008 is $594,000. For the three and six months ended June 30, 2008, we reclassified $37,000 and $74,000, respectively, out of AOCI as a reduction of interest expense.
     On September 12, 2007, we entered into two forward-starting interest rate swaps (the “September 2007 Swaps”) for a total notional amount of $250,000,000 to hedge 10 years of interest payments associated with a long-term borrowing that is expected to occur in 2008. The September 2007 Swaps each have an effective date of September 12, 2008 and a maturity date of September 12, 2018. We expect to settle the September 2007 Swaps when the forecasted debt is priced. The September 2007 Swaps have the economic effect of fixing $250,000,000 of our future debt at 4.469% plus a credit spread for 10 years. The September 2007 Swaps have been designated as cash flow hedges and we expect the September 2007 Swaps to be highly effective at offsetting changes in cash flows of interest payments on $250,000,000 of our future debt due to changes in the LIBOR swap rate. Therefore, effective changes in the fair value of the September 2007 Swaps will be recorded in AOCI and reclassified to interest expense when the hedged forecasted transactions affect earnings (as interest payments are made on the expected debt issuance). The ineffective portion of the changes in fair value will be recorded directly in earnings. At June 30, 2008, the September 2007 Swaps were reported at their fair value of negative $8,486,000 and are included in other liabilities and AOCI as there was no hedge ineffectiveness.
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
11. Commitments and Contingencies
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2009. At June 30, 2008, our obligation under the letter of credit was $2,350,000.
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide liability and property insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2013. At June 30, 2008, our obligation under the letter of credit was $1,000,000.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     We have an outstanding letter of credit issued for the benefit of a village in Illinois that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a property. Our obligation to provide the letter of credit terminates in 2010. At June 30, 2008, our obligation under the letter of credit was $679,320.
     We have an outstanding letter of credit issued for the benefit of a municipality in Pennsylvania in connection with the completion and installation of certain property improvements by one of our subsidiaries. The improvements are expected to be completed in 2009. At June 30, 2008, our obligation under the letter of credit was $485,810.
     At June 30, 2008, we had outstanding construction financings of $369,833,000 for leased properties and were committed to providing additional financing of approximately $848,200,000 to complete construction. At June 30, 2008, we had contingent purchase obligations totaling $21,939,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon an operator satisfying certain conditions such as payment coverage and value tests. Rents due from the tenant are increased to reflect the additional investment in the property.
     At June 30, 2008, we had operating lease obligations of $159,480,000 relating to certain ground leases and Company office space. We incurred rental expense relating to our Company office space of $267,000 and $544,000 for the three and six months ended June 30, 2008, respectively, and $128,000 and $226,000 for the same periods in 2007. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At June 30, 2008, aggregate future minimum rentals to be received under these noncancelable subleases totaled $31,771,000.
     At June 30, 2008, future minimum lease payments due under operating leases are as follows (in thousands):

2008	$2,424
2009	4,143
2010	4,046
2011	4,059
2012	4,132
Thereafter	140,676

Totals	$159,480

12. Stockholders’ Equity
Preferred Stock
     During the six months ended June 30, 2008, certain holders of our Series G Cumulative Convertible Preferred Stock converted 830,350 shares into 594,272 shares of our common stock, leaving 973,850 of such shares outstanding at June 30, 2008.
Common Stock
     The following is a summary of our common stock issuances during the six months ended June 30, 2008 and 2007 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
April 2007 public issuance	6,325,000	$44.01	$278,363	$265,618
2007 Dividend reinvestment plan issuances	787,382	43.64	34,362	34,362
2007 Option exercises	349,437	28.19	9,850	9,850

2007 Totals	7,461,819		$322,575	$309,830

March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
2008 Dividend reinvestment plan issuances	812,815	43.63	35,461	35,461
2008 Option exercises	103,607	29.71	3,078	3,078

2008 Totals	3,916,422		$162,859	$157,094

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     On February 20, 2008, we paid a dividend of $0.66 per share to stockholders of record on January 31, 2008. These dividends related to the period from October 1, 2007 through December 31, 2007.
     On May 20, 2008, we paid a dividend of $0.68 per share to stockholders of record on May 2, 2008. These dividends related to the period from January 1, 2008 through March 31, 2008.
Accumulated Other Comprehensive Income
     The following is a summary of accumulated other comprehensive income as of the dates indicated (in thousands):

	June 30, 2008	December 31, 2007
Fair value of cash flow hedges	$(7,770)	$(7,194)
Unrecognized gains (losses) on equity investments	(781)	(192)
Unrecognized actuarial gains (losses)	5	5

Totals	$(8,546)	$(7,381)

     Please see Note 10 for a discussion of our cash flow hedge activity. We did not recognize any comprehensive income other than the recorded net income for the three and six months ended June 30, 2007.
Other Equity
     Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $237,000 and $934,000 for the three and six months ended June 30, 2008, respectively, and $188,000 and $729,000 for the same periods in 2007.
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
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Dividend yield (1)	6.47%	5.60%
Expected volatility	20.5%	19.9%
Risk-free interest rate	3.42%	4.74%
Expected life (in years)	6.5	5
Weighted-average fair value (1)	$6.25	$8.31

(1)	Certain options granted to employees include dividend equivalent rights (“DERs”). The fair value of options with DERs also includes the net present value of projected future dividend payments over the expected life of the option discounted at the dividend yield rate.
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
Option Award Activity
     The following table summarizes information about stock option activity for the six months ended June 30, 2008:

	Number
	of	Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000’s)	Exercise Price	Contract Life (years)	Value ($000’s)
Options at beginning of year	637	$35.54	8.0
Options granted	307	40.83
Options exercised	(104)	30.04
Options terminated	(8)	42.00

Options at end of period	832	$38.11	8.2	$4,816

Options exercisable at end of period	296	$33.66	6.3	$3,036
Weighted average fair value of options granted during the period		$6.25
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at June 30, 2008. During the six months ended June 30, 2008, the aggregate intrinsic value of options exercised under our stock incentive plans was $1,755,000 determined as of the date of option exercise. During the six months ended June 30, 2007, the aggregate intrinsic value of options exercised under our stock incentive plans was $5,628,000 determined as of the date of option exercise. Cash received from option exercises under our stock incentive plans for the six months ended June 30, 2008 was $3,078,000. Cash received from option exercises under our stock incentive plans for the six months ended June 30, 2007 was $9,850,000.
     As of June 30, 2008, there was approximately $2,533,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of June 30, 2008, there was approximately $11,200,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.
     The following table summarizes information about non-vested stock incentive awards as of June 30, 2008 and changes for the six months ended June 30, 2008:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value
Non-vested at December 31, 2007	382	$7.20	398	$40.94
Vested	(147)	6.02	(98)	36.52
Granted	307	6.25	159	40.92
Terminated	(8)	7.04	(4)	42.11

Non-vested at June 30, 2008	534	$6.98	455	$41.88

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
14. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share — net income available to common stockholders	$156,613	$25,620	$187,065	$48,976

Denominator for basic earnings per share — weighted average shares	89,294	79,060	87,698	76,159
Effect of dilutive securities:
Employee stock options	104	98	70	167
Non-vested restricted shares	455	388	455	388

Dilutive potential common shares	559	486	525	555

Denominator for diluted earnings per share — adjusted weighted average shares	89,853	79,546	88,223	76,714

Basic earnings per share	$1.75	$0.32	$2.13	$0.64

Diluted earnings per share	$1.74	$0.32	$2.12	$0.64

     The diluted earnings per share calculation excludes the dilutive effect of 0 and 121,000 stock options for the three and six months ended June 30, 2008, respectively, because the exercise prices were greater than the average market price. The diluted earnings per share calculation excludes the dilutive effect of 124,000 stock options for the three and six months ended June 30, 2007, respectively, because the exercise prices were greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock, the Series G Cumulative Convertible Preferred Stock, the $345,000,000 senior unsecured convertible notes due December 2026 and the $400,000,000 senior unsecured convertible notes due July 2027 were not included in these calculations as the effect of the conversions into common stock was anti-dilutive for the relevant periods presented.
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
     During the six months ended June 30, 2008, we changed the name of the operating properties segment to medical office buildings and reclassified certain assets and related revenues. Four specialty care facilities that were formerly classified as operating properties have been reclassified to investment properties. Accordingly, we have reclassified the following prior year amounts to be consistent with the current year classification: (i) rental income of $3,896,000; (ii) real estate depreciation/amortization of $1,443,000; and (iii) total assets of $73,400,000. Additionally, we have restated the following prior year non-segment/corporate assets and revenues to be included in the related business segments to be consistent with the current year classification: (i) $2,155,000 of other income has been reclassified to investment properties; (ii) $74,492,000 of total assets have been reclassified to investment properties; and (iii) $26,066,000 of total assets have been reclassified to medical office buildings.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Summary information for the reportable segments during the three months ended June 30, 2008 and 2007 is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income (1)	Income	Income	Revenues (1)	Expenses	Income (2)	Amortization (1)	Expense (1)	Assets
Three months ended June 30, 2008:
Investment Properties	$96,807	$9,175	$1,533	$107,515		$107,515	$26,419	$1,675	$4,419,000
Medical Office Buildings	33,003		237	33,240	$11,375	21,865	13,211	5,314	1,313,505
Non-segment/Corporate			115	115		115		26,210	72,509

	$129,810	$9,175	$1,885	$140,870	$11,375	$129,495	$39,630	$33,199	$5,805,014

Three months ended June 30, 2007:
Investment Properties	$86,116	$6,576	$812	$93,504		$93,504	$25,836	$2,312	$3,524,988
Medical Office Buildings	26,181			26,181	$8,657	17,524	9,711	5,568	1,228,350
Non-segment/Corporate			332	332		332		25,744	71,466

	$112,297	$6,576	$1,144	$120,017	$8,657	$111,360	$35,547	$33,624	$4,824,804

     Summary information for the reportable segments during the six months ended June 30, 2008 and 2007 is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income (1)	Income	Income	Revenues (1)	Expenses	Income (2)	Amortization (1)	Expense (1)	Assets
Six months ended June 30, 2008:
Investment Properties	$188,740	$18,267	$2,829	$209,836		$209,836	$52,828	$3,649	$4,419,000
Operating Properties	66,236		447	66,683	$22,742	43,941	26,375	10,880	1,313,505
Non-segment/Corporate			$325	325		325		53,016	72,509

	$254,976	$18,267	$3,601	$276,844	$22,742	$254,102	$79,203	$67,545	$5,805,014

Six months ended June 30, 2007:
Investment Properties	$168,603	$11,725	$2,155	$182,483		$182,483	$50,879	$4,622	$3,524,988
Operating Properties	49,861			49,861	$15,825	34,036	18,529	9,874	1,228,350
Non-segment/Corporate			582	582		582		51,128	71,466

	$218,464	$11,725	$2,737	$232,926	$15,825	$217,101	$69,408	$65,624	$4,824,804

(1)	Includes amounts from discontinued operations.

(2)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
16. Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Supplemental cash flow information:
Interest paid	$79,388	$71,181
Income taxes paid	1,568	108

Supplemental schedule of non-cash activites:
Assets and liabilities assumed from real property acquisitions:
Secured debt	$0	$0
Other liabilities	967	0
Other assets	0	0

Assets and liabilities assumed from business combinations:
Real estate investments	$0	$292,067
Other assets acquired	0	6,046
Secured debt	0	146,457
Other liabilities	0	9,693
17. Income Taxes
     During the three months ended December 31, 2007, we recognized $3,900,000 of additional other income related to the payoff of a warrant equity investment. During the three months ended March 31, 2008, we determined that $1,325,000 of income taxes were due in connection with that investment gain.
18. Subsequent Events
Common Stock Issuance
     On July 7, 2008, we completed the issuance of 4,600,000 shares of common stock. We generated net proceeds of approximately $193,041,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our Current Report on Form 8-K filed June 27, 2008, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Executive Summary
Company Overview
     Health Care REIT, Inc. is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of June 30, 2008:

	Investments	Percentage of	Number of	# Beds/Units		Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.		metric (1)		States
Independent living/CCRCs	$950,059	17%	62	7,684	units	$161,265	per unit	20

Assisted living facilities	1,128,597	21%	194	11,810	units	111,649	per unit	31

Skilled nursing facilities	1,579,183	29%	225	30,464	beds	52,360	per bed	28

Specialty care facilities	533,178	10%	28	1,885	beds	388,198	per bed	12

Medical office buildings	1,284,327	23%	126	5,342,072	sq. ft.	269	per sq. ft.	20

Totals	$5,475,344	100%	635

(1)	Investment per metric was computed by using the total committed investment amount of $6,323,544,000, which includes net real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $5,475,344,000 and $848,200,000, respectively.
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
     For the six months ended June 30, 2008, rental income and interest income represented 92% and 7%, respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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
     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. During the six months ended June 30, 2008, we completed $669,497,000 of gross investments and $133,278,000 of investment payoffs, resulting in $536,219,000 of net new investments. We expect to complete gross new investments of approximately $1.1 billion to $1.4 billion during 2008, including acquisitions of approximately $700,000,000 to $900,000,000 and funded new development of approximately $400,000,000 to $500,000,000. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $300,000,000 to $400,000,000 resulting in net new investments of approximately $700,000,000 to $1.1 billion during 2008. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on hand, we expect to borrow under our unsecured line of credit arrangement. At June 30, 2008, we had $25,078,000 of cash and cash equivalents and $406,000,000 of available borrowing capacity under our unsecured line of credit arrangement.
Key Transactions in 2008
     We have completed the following key transactions to date in 2008:
•	our Board of Directors increased our quarterly dividend to $0.68 per share, which represents a two cent increase from the quarterly dividend of $0.66 paid for 2007. The dividend declared for the quarter ended June 30, 2008 represents the 149th consecutive quarterly dividend payment;

•	we completed $669,497,000 of gross investments and had $133,278,000 of investment payoffs during the six months ended June 30, 2008;

•	we completed a public offering of 3,000,000 shares of common stock with net proceeds of approximately $118,555,000 in March 2008; and

•	we completed a public offering of 4,600,000 shares of common stock with net proceeds of approximately $193,041,500 in July 2008.
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
     Operating Performance. We believe that net income available to common stockholders (“NICS”) is the most appropriate earnings measure. Other useful supplemental measures of our operating performance include funds from operations (“FFO”) and net operating income (“NOI”); however, these supplemental measures are not defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations of FFO and NOI. These earnings measures and their relative per share amounts are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2007	2007	2007	2007	2008	2008

Net income available to common stockholders	$23,356	$25,620	$24,529	$42,768	$30,452	$156,613
Funds from operations	56,207	59,979	63,830	71,099	69,913	77,988
Net operating income	105,741	111,360	115,550	123,029	124,607	129,495

Per share data (fully diluted):
Net income available to common stockholders	$0.32	$0.32	$0.30	$0.52	$0.35	$1.74
Funds from operations	0.76	0.75	0.79	0.86	0.81	0.87
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

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,
	2007		2007		2007		2007		2008		2008

Debt to book capitalization ratio	54%		52%		53%		53%		52%		54%
Debt to undepreciated book capitalization ratio	50%		48%		49%		48%		48%		49%
Debt to market capitalization ratio	40%		41%		40%		39%		39%		41%

Interest coverage ratio	2.82	x	2.83	x	2.81	x	3.17	x	2.87	x	6.19	x
Fixed charge coverage ratio	2.28	x	2.30	x	2.31	x	2.62	x	2.38	x	5.17	x
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

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2007	2007	2007	2007	2008	2008

Asset mix:
Real property	94%	95%	94%	92%	92%	91%
Real estate loans receivable	6%	5%	6%	8%	8%	9%

Investment mix:
Independent living/CCRCs	13%	13%	14%	15%	16%	17%
Assisted living facilities	24%	22%	21%	21%	21%	21%
Skilled nursing facilities	36%	33%	32%	32%	31%	29%
Specialty care facilities	6%	6%	7%	7%	7%	10%
Medical office buildings	21%	26%	26%	25%	25%	23%

Customer mix:
Signature Healthcare LLC				6%	6%	6%
Emeritus Corporation	8%	8%	7%	7%	7%	5%
Brookdale Senior Living Inc.	7%	6%	5%	5%	5%	5%
Senior Living Communities, LLC				4%	4%	5%
Life Care Centers of America, Inc.	6%	5%	5%	5%	5%	5%
Home Quality Management, Inc.	6%	5%	5%
Merrill Gardens L.L.C.	4%	4%	4%
Remaining customers	69%	72%	74%	73%	73%	74%

Geographic mix:
Florida	16%	16%	16%	15%	15%	14%
Texas	13%	13%	13%	13%	13%	12%
California	7%	7%	7%	7%	7%	8%
Massachusetts	8%	7%	7%	7%	7%	7%
Tennessee				6%	6%	6%
Ohio	6%	6%	6%
Remaining states	50%	51%	51%	52%	52%	53%
     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our Current Report on Form 8-K filed June 27, 2008, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.
Portfolio Update
     Net operating income. The primary performance measure for our properties is net operating income (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our net operating income for the periods indicated (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2007	2007	2007	2007	2008	2008

Net operating income:
Investment properties	$88,980	$93,504	$94,538	$102,495	$102,321	$107,515
Medical office buildings	16,512	17,524	20,450	20,150	22,076	21,865
Non-segment/corporate	249	332	562	384	210	115

Net operating income	$105,741	$111,360	$115,550	$123,029	$124,607	$129,495

     Payment coverage. Payment coverage of the operators in our investment property portfolio continues to remain strong. Our overall payment coverage is at 1.98 times, which represents an improvement of two basis points from the prior year. The table below reflects our recent historical trends of portfolio coverage. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization and rent (but after imputed management fees) to contractual rent or interest due us.

	March 31, 2006		March 31, 2007		March 31, 2008
	CBMF	CAMF	CBMF	CAMF	CBMF	CAMF
Independent living/CCRCs	1.47x	1.25x	1.42x	1.22x	1.39x	1.18x
Assisted living facilities	1.53x	1.31x	1.59x	1.38x	1.58x	1.35x
Skilled nursing facilities	2.16x	1.58x	2.20x	1.58x	2.28x	1.67x
Specialty care facilities	3.02x	2.42x	2.64x	2.09x	2.52x	1.96x

Weighted averages	1.93x	1.51x	1.96x	1.52x	1.98x	1.54x
Corporate Governance
     Maintaining investor confidence and trust has become increasingly important in today’s business environment. Health Care REIT, Inc.’s Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. In March 2004, the Board of Directors adopted its Corporate Governance Guidelines. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on our website at www.hcreit.com and from us upon written request sent to the Senior Vice President - Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio 43603-1475.
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
     The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended		Change
	June 30, 2008	June 30, 2007	$	%
Cash and cash equivalents at beginning of period	$30,269	$36,216	$(5,947)	-16%
Cash provided from (used in) operating activities	166,429	118,935	47,494	40%
Cash provided from (used in) investing activities	(552,240)	(452,349)	(99,891)	22%
Cash provided from (used in) financing activities	380,620	335,670	44,950	13%

Cash and cash equivalents at end of period	$25,078	$38,472	$(13,394)	-35%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to an increase in net income, excluding gains on sales of properties and depreciation and amortization. The increase in net income is discussed below in “Results of Operations.”
     The following is a summary of our straight-line rent and above/below market lease amortization (dollars in thousands):

	Six Months Ended		Change
	June 30, 2008	June 30, 2007	$	%
Gross straight-line rental income	$10,370	$8,109	$2,261	28%
Cash receipts due to real property sales	(1,595)	0	(1,595)	n/a
Prepaid rent receipts	(9,303)	(4,910)	(4,393)	89%
Amortization related to above (below) market leases, net	462	924	(462)	-50%

	$(66)	$4,123	$(4,189)	n/a

     Gross straight-line rental income represents the non-cash difference between contractual cash rent due and the average rent recognized pursuant to Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”), for leases with fixed rental escalators, net of collectibility reserves. This amount is positive in the first half of a lease term (but declining every year due to annual increases in cash rent due) and is negative in the second half of a lease term. The increase in gross straight-line rental income is primarily due to an increase in the number of leases with fixed annual increases resulting from medical office building acquisitions completed subsequent to June 30, 2007. The fluctuation in cash receipts due to real property sales is attributable to the lack of straight-line rent receivable balances on properties sold during the six months ended June 30, 2007. The increase in prepaid rent receipts is primarily due to the mix of real property acquisitions during the periods presented. We typically receive prepaid rent in connection with investment property acquisitions. As discussed below in “Investing Activities,” we had investment property acquisitions totaling $266,090,000 during the six months ended June 30, 2008 as compared to $131,225,000 for the same period in 2007.
     Investing Activities. The changes in net cash used in investing activities are primarily attributable to net changes in real property and real estate loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Six Months Ended
	June 30, 2008		June 30, 2007
	Properties	Amount	Properties	Amount
Real property acquisitions:
Independent living/CCRCs	2	$68,300		$0
Assisted living facilities	3	45,490	2	9,875
Skilled nursing facilities		0	7	103,300
Specialty care facilities	4	142,300	1	11,923
Medical office buildings	4	47,853	19	314,175
Land parcels	1	10,000		6,127

Total acquisitions	14	313,943	29	445,400
Less: Assumed debt		0		(146,457)
Assumed other assets (liabilities), net		(967)		(3,643)

Cash disbursed for acquisitions		312,976		295,300
Construction in progress additions		210,495		104,520
Capital improvements to existing properties		10,507		12,266

Total cash invested in real property		533,978		412,086

Real property dispositions:
Independent living/CCRCs	2	15,547		0
Assisted living facilities	19	105,244	3	14,796
Skilled nursing facilities	2	3,672	1	4,304
Land parcels		73		3,073

Total dispositions	23	124,536	4	22,173
Less: Gain/(loss) on sales of real property		118,194		2,010
Seller financing on sales of real property		(59,649)		0

Proceeds from real property sales		183,081		24,183

Net cash investments in real property	(9)	$350,897	25	$387,903

Advances on real estate loans receivable:
Investments in new loans		$117,763		$76,875
Draws on existing loans		9,238		13,084

Total gross investments in real estate loans		127,001		89,959
Less: Seller financing on sales of real property		(59,649)		0

Net cash advances on real estate loans receivable		67,352		89,959
Receipts on real estate loans receivable:
Loan payoffs		8,815		29,936
Principal payments on loans		4,586		5,665

Total principal receipts on real estate loans		13,401		35,601

Net cash advances (receipts) on real estate loans receivable		$53,951		$54,358

     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common stock and dividend payments.
     For the six months ended June 30, 2008, we had a net increase of $437,000,000 on our unsecured line of credit arrangement as compared to a net increase of $139,400,000 for the same period in 2007. On March 15, 2008, we extinguished $42,330,000 of our 7.625% senior unsecured notes at maturity. During the six months ended June 30, 2008, we extinguished six secured debt loans totaling $36,702,000 with a weighted-average interest rate of 6.697% and recognized extinguishment gains of $1,326,000.
     The following is a summary of our common stock issuances (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
April 2007 public issuance	6,325,000	$44.01	$278,363	$265,618
2007 Dividend reinvestment plan issuances	787,382	43.64	34,362	34,362
2007 Option exercises	349,437	28.19	9,850	9,850

2007 Totals	7,461,819		$322,575	$309,830

March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
2008 Dividend reinvestment plan issuances	812,815	43.63	35,461	35,461
2008 Option exercises	103,607	29.71	3,078	3,078

2008 Totals	3,916,422		$162,859	$157,094

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
     The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2008		June 30, 2007
	Per Share	Amount	Per Share	Amount
Common Stock	$1.3400	$118,411	$0.9591	$75,524
Series D Preferred Stock	0.9844	3,938	0.9844	3,937
Series E Preferred Stock	0.7500	56	0.7500	56
Series F Preferred Stock	0.9532	6,672	0.9532	6,672
Series G Preferred Stock	0.9376	1,265	0.9376	1,969

Totals		$130,342		$88,158

Off-Balance Sheet Arrangements
     At June 30, 2008, we had four outstanding letter of credit obligations totaling $4,515,130 and expiring between 2009 and 2013. Please see Note 11 to our unaudited consolidated financial statements for additional information.
     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on the general trend in interest rates at the applicable dates, our perception of the future volatility of interest rates and our relative levels of variable rate debt and variable rate investments. As of June 30, 2008, we participated in two forward-starting interest rate swap agreements related to our long-term debt. Please see Note 10 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
     The following table summarizes our payment requirements under contractual obligations as of June 30, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
Unsecured line of credit arrangement	$744,000	$0	$0	$744,000	$0
Senior unsecured notes (1)	1,845,000	0	0	250,000	1,595,000
Secured debt (1)	466,361	7,611	55,208	66,659	336,883
Contractual interest obligations	1,343,951	79,060	311,333	269,174	684,384
Capital lease obligations	0	0	0	0	0
Operating lease obligations	159,480	2,424	8,189	8,191	140,676
Purchase obligations	870,139	44,217	641,057	184,865	0
Other long-term liabilities	4,190	112	788	3,290	0

Total contractual obligations	$5,433,121	$133,424	$1,016,575	$1,526,179	$2,756,943

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

     At June 30, 2008, we had an unsecured line of credit arrangement with a consortium of seventeen banks in the amount of $1.15 billion, which is scheduled to expire on August 5, 2011. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (3.08% at June 30, 2008). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at June 30, 2008. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at June 30, 2008. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. At June 30, 2008, we had $744,000,000 outstanding under the unsecured line of credit arrangement and estimated total contractual interest obligations of $70,667,000. Contractual interest obligations are estimated based on the assumption that the balance of $744,000,000 at June 30, 2008 is constant until maturity at interest rates in effect at June 30, 2008.
     We have $1,845,000,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 4.75% to 8%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $1,114,287,000 at June 30, 2008. Additionally, we have secured debt with total outstanding principal of $466,361,000, collateralized by owned properties, with fixed annual interest rates ranging from 4.89% to 8.08%, payable monthly. The carrying values of the properties securing the debt totaled $826,943,000 at June 30, 2008. Total contractual interest obligations on secured debt totaled $158,997,000 at June 30, 2008.
     At June 30, 2008, we had operating lease obligations of $159,480,000 relating primarily to ground leases at certain of our properties and office space leases.
     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At June 30, 2008, we had outstanding construction financings of $369,833,000 for leased properties and were committed to providing additional financing of approximately $848,200,000 to complete construction. At June 30, 2008, we had contingent purchase obligations totaling $21,939,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.
     Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and certain non-compete agreements. We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the Company are anticipated for the 2008 fiscal year. Benefit payments are expected to total $3,290,000 during the next five fiscal years and no benefit payments are expected to occur during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $2,155,000 and $1,915,000 at June 30, 2008 and December 31, 2007, respectively.
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
Capital Structure
     As of June 30, 2008, we had stockholders’ equity of $2,633,124,000 and a total outstanding debt balance of $3,056,954,000, which represents a debt to total book capitalization ratio of 54%. Our ratio of debt to market capitalization was 41% at June 30, 2008. For the six months ended June 30, 2008, our interest coverage ratio was 4.51 to 1.00. For the six months ended June 30, 2008, our fixed charge coverage ratio was 3.74 to 1.00. Also, at June 30, 2008, we had $25,078,000 of cash and cash equivalents and $406,000,000 of available borrowing capacity under our unsecured line of credit arrangement. In July 2008, we completed a public offering of 4,600,000 shares of common stock with net proceeds of approximately $193,041,500.
     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2008, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services. However, under our unsecured line of credit arrangement, these ratings on our senior unsecured notes are used to determine the fees and interest charged.

     As of July 31, 2008, our senior unsecured notes were rated Baa2 (stable), BBB- (positive) and BBB (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
     On May 12, 2006, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of July 31, 2008, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,760,247 shares of common stock. As of July 31, 2008, 8,670,452 shares of common stock remained available for issuance under this registration statement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.
Results of Operations
     Our primary sources of revenue include rent and interest. Our primary expenses include interest expense, depreciation and amortization, property operating expenses and general and administrative expenses. These revenues and expenses are reflected in our Consolidated Statements of Income and are discussed in further detail below. The following is a summary of our results of operations (dollars in thousands except per share amounts):

	Three Months Ended				Change			Six Months Ended				Change
	June 30, 2008		June 30, 2007		Amount		%	June 30, 2008		June 30, 2007		Amount		%
Net income available to common stockholders	$156,613		$25,620		$130,993		511%	$187,065		$48,976		$138,089		282%
Funds from operations	77,988		59,979		18,009		30%	147,900		116,187		31,713		27%
EBITDA	237,023		102,275		134,748		132%	350,591		199,087		151,504		76%
Net operating income	129,495		111,360		18,135		16%	254,102		217,101		37,001		17%

Per share data (fully diluted):
Net income available to common stockholders	$1.74		$0.32		$1.42		444%	$2.12		$0.64		$1.48		231%
Funds from operations	0.87		0.75		0.12		16%	1.68		1.51		0.17		11%

Interest coverage ratio	6.19	x	2.83	x	3.36	x	119%	4.51	x	2.82	x	1.69	x	60%
Fixed charge coverage ratio	5.17	x	2.30	x	2.87	x	125%	3.74	x	2.29	x	1.45	x	63%
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
     Investment Properties
     The following is a summary of our results of operations for the investment properties segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2008	June 30, 2007	$	%	June 30, 2008	June 30, 2007	$	%
Revenues:
Rental income	$91,825	$78,842	$12,983	16%	$178,632	$153,780	$24,852	16%
Interest income	9,175	6,576	2,599	40%	18,267	11,725	6,542	56%
Other income	1,533	812	721	89%	2,829	2,155	674	31%

	102,533	86,230	16,303	19%	199,728	167,660	32,068	19%
Expenses:
Interest expense	424	380	44	12%	1,147	599	548	91%
Depreciation and amortization	25,264	23,567	1,697	7%	50,499	46,276	4,223	9%
Gain on extinguishment of debt	0	0	0	n/a	(40)	0	(40)	n/a

	25,688	23,947	1,741	7%	51,606	46,875	4,731	10%

Income from continuing operations before income taxes	76,845	62,283	14,562	23%	148,122	120,785	27,337	23%
Income tax expense	0	293	(293)	-100%	(1,351)	293	(1,644)	n/a

Income from continuing operations	76,845	62,576	14,269	23%	146,771	121,078	25,693	21%
Discontinued operations:
Gain (loss) on sales of properties	118,168	1,033	117,135	11339%	118,194	2,010	116,184	5780%
Income (loss) from discontinued operations, net	2,576	3,073	(497)	-16%	5,277	6,197	(920)	-15%

Discontinued operations, net	120,744	4,106	116,638	2841%	123,471	8,207	115,264	1404%

Net income	$197,589	$66,682	$130,907	196%	$270,242	$129,285	$140,957	109%

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
     Interest expense for the six months ended June 30, 2008 represents $3,649,000 of secured debt interest expense offset by $2,502,000 of interest allocated to discontinued operations. Interest expense for the six months ended June 30, 2007 represents $4,622,000 of secured debt interest expense offset by $4,023,000 of interest allocated to discontinued operations. The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the six months ended June 30, 2008, we extinguished three investment property secured debt loans and recognized extinguishment gains of $40,000. The following is a summary of our investment property secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$109,094	6.994%	$128,797	7.134%	$114,543	7.000%	$129,617	7.134%
Debt extinguished	(2,713)	7.000%	(12,083)	8.421%	(7,463)	7.080%	(12,083)	8.421%
Principal payments	(471)	6.973%	(779)	7.147%	(1,170)	6.974%	(1,599)	7.183%

Ending balance	$105,910	6.994%	$115,935	6.999%	$105,910	6.994%	$115,935	6.999%

Monthly averages	$108,800	6.994%	$125,376	7.102%	$110,483	6.996%	$127,077	7.116%
     Depreciation and amortization increased primarily as a result of additional investments in properties owned directly by us. See the discussion of investing activities in “Liquidity and Capital Resources” above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
     At June 30, 2008, we had ten assisted living facilities and one skilled nursing facility that satisfied the requirements of Statement No. 144 for held for sale treatment. We did not recognize any impairment losses on these assets as the fair value less estimated costs to sell exceeded our carrying values. During the six months ended June 30, 2008, we sold 19 assisted living facilities, two independent living facilities, two skilled nursing facilities and one parcel of land with a carrying value of $124,536,000 for a gain of $118,194,000 and a deferred gain of $3,708,000. These properties generated $5,277,000 of income after deducting depreciation and interest expense from rental revenue for the six months ended June 30, 2008. All properties sold subsequent to January 1, 2005 and held for sale at June 30, 2008 generated $6,197,000 of income after deducting depreciation and interest expense from rental revenue for the six months ended June 30, 2007. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.
     During the three months ended December 31, 2007, we recognized $3,900,000 of additional other income related to the payoff of a warrant equity investment. During the six months ended June 30, 2008, we determined that $1,325,000 of income taxes were due in connection with that investment gain.
     Medical Office Buildings
     The following is a summary of our results of operations for the medical office buildings segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2008	June 30, 2007	$	%	June 30, 2008	June 30, 2007	$	%
Revenues:
Rental income	$33,003	$26,181	$6,822	26%	$66,236	$49,861	$16,375	33%
Other income	237	0	237	n/a	447	0	447	n/a

	33,240	26,181	7,059	27%	66,683	49,861	16,822	34%

Expenses:
Interest expense	5,314	5,568	(254)	-5%	10,880	9,874	1,006	10%
Property operating expenses	11,375	8,657	2,718	31%	22,742	15,825	6,917	44%
Depreciation and amortization	13,211	9,711	3,500	36%	26,375	18,529	7,846	42%
Loan expense	79	81	(2)	-2%	176	157	19	12%
Gain on extinguishment of debt	0	0	0	n/a	(1,286)	0	(1,286)	n/a

	29,979	24,017	5,962	25%	58,887	44,385	14,502	33%

Income from continuing operations before income taxes and minority interests	3,261	2,164	1,097	51%	7,796	5,476	2,320	42%
Income tax (expense) benefit	(13)	12	(25)	n/a	(45)	12	(57)	n/a

Income from continuing operations before minority interests	3,248	2,176	1,072	49%	7,751	5,488	2,263	41%
Minority interests	(65)	(161)	96	-60%	(127)	(286)	159	-56%

Net income	$3,183	$2,015	$1,168	58%	$7,624	$5,202	$2,422	47%

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
     Interest expense for the six months ended June 30, 2008 represents $10,880,000 of secured debt interest expense. Interest expense for the six months ended June 30, 2007 represents $8,093,000 of secured debt interest expense plus $1,781,000 of interest expense related to the subsidiary trust liability. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the six months ended June 30, 2008, we extinguished three medical office building secured debt loans and recognized extinguishment gains of $1,286,000. The following is a summary of our medical office building secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$370,103	5.777%	$247,709	5.939%	$392,430	5.854%	$248,783	5.939%
Debt assumed			146,335	5.824%			146,335	5.824%
Debt extinguished	(8,306)	5.000%	(8,423)	6.742%	(29,239)	6.600%	(8,423)	6.742%
Principal payments	(1,346)	5.731%	(1,120)	5.923%	(2,740)	5.729%	(2,195)	5.943%

Ending balance	$360,451	5.795%	$384,501	5.877%	$360,451	5.795%	$384,500	5.877%

Monthly averages	$363,202	5.790%	$318,231	5.907%	$372,542	5.808%	$288,325	5.919%
     Additionally, at June 30, 2007, we had $51,000,000 of trust preferred liability principal outstanding with a fixed annual interest rate of 7.22%. On November 6, 2007, we purchased all $50,000,000 of the outstanding trust preferred securities at par for the purpose of unwinding this financing arrangement and extinguishing the liability of the operating partnership to the subsidiary trust. For further information, please refer to Note 8 included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Minority interests primarily relate to certain joint venture properties acquired in connection with the Windrose merger in December 2006.
     Non-Segment/Corporate
     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2008	June 30, 2007	$	%	June 30, 2008	June 30, 2007	$	%
Revenues:
Other income	$115	$332	$(217)	-65%	$325	$582	$(257)	-44%

	115	332	(217)	-65%	325	582	(257)	-44%

Expenses:
Interest expense	26,210	25,744	466	2%	53,016	51,128	1,888	4%
General and administrative	10,575	9,957	618	6%	22,904	19,738	3,166	16%
Loan expense	1,674	1,155	519	45%	3,348	2,346	1,002	43%

	38,459	36,856	1,603	4%	79,268	73,212	6,056	8%

Net loss from continuing operations before income taxes	(38,344)	(36,524)	(1,820)	5%	(78,943)	(72,630)	(6,313)	9%
Income tax (expense) benefit	(31)	(236)	205	-87%	73	(247)	320	n/a

Net loss	(38,375)	(36,760)	(1,615)	4%	(78,870)	(72,877)	(5,993)	8%
Preferred stock dividends	5,784	6,317	(533)	-8%	11,931	12,634	(703)	-6%

Net loss attributable to common stockholders	$(44,159)	$(43,077)	$(1,082)	3%	$(90,801)	$(85,511)	$(5,290)	6%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.
     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2008	June 30, 2007	$	%	June 30, 2008	June 30, 2007	$	%
Senior unsecured notes	$26,515	$23,671	$2,844	12%	$53,703	$47,342	$6,361	13%
Unsecured lines of credit	4,798	4,592	206	4%	9,623	8,633	990	11%
Capitalized interest	(5,063)	(2,570)	(2,493)	97%	(10,230)	(4,896)	(5,334)	109%
SWAP losses (savings)	(40)	51	(91)	n/a	(80)	50	(130)	n/a

Totals	$26,210	$25,744	$466	2%	$53,016	$51,129	$1,887	4%

     The increase in interest expense on senior unsecured notes is due to higher average borrowings offset partially by lower average interest rates. The following is a summary of our senior unsecured note principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
	Face	Weighted Avg.	Face	Weighted Avg.	Face	Weighted Avg.	Face	Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,845,000	5.782%	$1,539,830	6.159%	$1,887,330	5.823%	$1,539,830	6.159%
Principal payments					(42,330)	7.625%

Ending balance	$1,845,000	5.782%	$1,539,830	6.159%	$1,845,000	5.782%	$1,539,830	6.159%

     The change in interest expense on the unsecured line of credit arrangement is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. The following is a summary of our unsecured line of credit arrangement (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance outstanding at quarter end	$744,000	$364,400	$744,000	$364,400
Maximum amount outstanding at any month end	$744,000	$364,400	$744,000	$381,000
Average amount outstanding (total of daily principal balances divided by days in period)	$542,766	$270,891	$474,726	$257,346
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	3.54%	6.78%	4.05%	6.71%
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
     General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the three and six months ended June 30, 2008 were 7.51% and 8.27%, respectively, as compared with 8.29% and 8.47% for the same periods in 2007. The increase from 2007 is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.
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
     The change in preferred dividends is primarily attributable to preferred stock conversions. The following is a summary of our preferred stock activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	12,799,889	7.677%	13,174,989	7.672%	12,879,189	7.676%	13,174,989	7.672%
Shares converted	(751,050)	7.500%			(830,350)	7.500%

Ending balance	12,048,839	7.688%	13,174,989	7.672%	12,048,839	7.688%	13,174,989	7.672%

Monthly averages	12,242,227	7.685%	13,174,989	7.672%	12,495,896	7.681%	13,174,989	7.672%
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
          A covenant in our line of credit arrangement contains a financial ratio based on a definition of EBITDA that is specific to that agreement. Failure to satisfy this covenant could result in an event of default that could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Due to the materiality of this debt agreement and the financial covenant, we have disclosed Adjusted EBITDA, which represents EBITDA as defined above and adjusted for stock-based compensation expense, provision for loan losses and gain/loss on extinguishment of debt. We use Adjusted EBITDA to measure our adjusted fixed charge coverage ratio, which represents Adjusted EBITDA divided by fixed charges on a trailing twelve months basis. Fixed charges include total interest (excluding capitalized interest), secured debt principal amortization and preferred dividends. Our covenant requires an adjusted fixed charge ratio of at least 1.75 times.
          In April 2002, the Financial Accounting Standards Board issued Statement No. 145 that requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. We adopted the standard effective January 1, 2003. We have properly reflected the $1,326,000, or $0.02 per diluted share, of gains on extinguishment of debt for the quarter ended March 31, 2008 and the $1,081,000, or $0.01 per diluted share, of gains on extinguishment of debt for the quarter ended December 31, 2007. These amounts have not been added back for the calculations of FFO or EBITDA.
          During the quarter ended June 30, 2007, we recorded $1,750,000 ($0.02 per diluted share) of one-time acquisition finders’ fees paid to former Windrose management in connection with the closing of the Rendina/Paramount transaction. These fees relate to services rendered prior to the consummation of the Windrose merger in December 2006. Due to the recipients’ current employment status with the company, the fees were expensed as compensation rather than included in the purchase price of the acquisition, as is typical with such fees. These fees have not been added back for the calculations of FFO or EBITDA.
          During the quarter ended March 31, 2008, we recorded $1,325,000 ($0.02 per diluted share) of non-recurring income tax expense. These taxes have not been added back for the calculations of FFO.

          Other than Adjusted EBITDA, our supplemental measures are financial measures that are widely used by investors, equity and debt analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. Management uses these financial measures to facilitate internal and external comparisons to our historical operating results and in making operating decisions. Additionally, these measures are utilized by the Board of Directors to evaluate management. Adjusted EBITDA is used solely to determine our compliance with a financial covenant of our line of credit arrangement and is not being presented for use by investors for any other purpose. None of our supplemental measures represent net income or cash flow provided from operating activities as determined in accordance with U.S. GAAP and should not be considered as alternative measures of profitability or liquidity. Finally, the supplemental measures, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts or other companies.
          The table below reflects the reconciliation of FFO to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization include provisions for depreciation and amortization from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2007	2007	2007	2007	2008	2008

FFO Reconciliation:
Net income available to common stockholders	$23,356	$25,620	$24,529	$42,768	$30,452	$156,613
Depreciation and amortization	33,860	35,547	40,137	40,081	39,574	39,630
Loss (gain) on sales of properties	(977)	(1,033)	(766)	(11,662)	(26)	(118,168)
Minority interests	(32)	(155)	(70)	(88)	(87)	(87)

Funds from operations	$56,207	$59,979	$63,830	$71,099	$69,913	$77,988

Average common shares outstanding:
Basic	73,224	79,060	80,710	82,346	86,100	89,294
Diluted	73,791	79,546	81,163	82,784	86,610	89,853

Per share data:
Net income available to common stockholders
Basic	$0.32	$0.32	$0.30	$0.52	$0.35	$1.75
Diluted	0.32	0.32	0.30	0.52	0.35	1.74

Funds from operations
Basic	$0.77	$0.76	$0.79	$0.86	$0.81	$0.87
Diluted	0.76	0.75	0.79	0.86	0.81	0.87

	Six Months Ended
	June 30,	June 30,
	2007	2008

FFO Reconciliation:
Net income available to common stockholders	$48,976	$187,065
Depreciation and amortization	69,408	79,203
Loss (gain) on sales of properties	(2,010)	(118,194)
Minority interests	(187)	(174)

Funds from operations	$116,187	$147,900

Average common shares outstanding:
Basic	76,159	87,698
Diluted	76,714	88,223

Per share data:
Net income available to common stockholders
Basic	$0.64	$2.13
Diluted	0.64	2.12

Funds from operations
Basic	$1.53	$1.69
Diluted	1.51	1.68

          The table below reflects the reconciliation of NOI for the periods presented. All amounts include amounts from discontinued operations, if applicable. Amounts are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2007	2007	2007	2007	2008	2008

NOI Reconciliation:
Total revenues:
Investment properties:
Rental income:
Independent living/CCRCs	$9,387	$9,477	$11,765	$12,443	$13,414	$14,881
Assisted living facilities	25,750	25,345	28,734	28,646	30,228	31,071
Skilled nursing facilities	41,011	44,713	40,970	41,025	40,100	40,260
Specialty care facilities	6,340	6,581	6,485	7,012	8,191	10,595

Sub-total rental income	82,488	86,116	87,954	89,126	91,933	96,807
Interest income	5,149	6,576	5,947	8,151	9,092	9,175
Other income	1,343	812	637	5,218	1,296	1,533

Total investment property income	88,980	93,504	94,538	102,495	102,321	107,515
Medical office buildings:
Rental income	23,680	26,181	30,876	30,877	33,233	33,003
Other income	0	0	0	497	210	237

Total medical office building income	23,680	26,181	30,876	31,374	33,443	33,240
Non-segment/corporate other income	249	332	562	384	210	115

Total revenues	112,909	120,017	125,976	134,253	135,974	140,870

Property operating expenses:
Investment properties	0	0	0	0	0	0
Medical office buildings	7,168	8,657	10,426	11,224	11,367	11,375
Non-segment/corporate	0	0	0	0	0	0

Total property operating expenses	7,168	8,657	10,426	11,224	11,367	11,375

Net operating income:
Investment properties	88,980	93,504	94,538	102,495	102,321	107,515
Medical office buildings	16,512	17,524	20,450	20,150	22,076	21,865
Non-segment/corporate	249	332	562	384	210	115

Net operating income	$105,741	$111,360	$115,550	$123,029	$124,607	$129,495

	Six Months Ended
	June 30,	June 30,
	2007	2008

NOI Reconciliation:
Total revenues:
Investment properties:
Rental income:
Independent living/CCRCs	$18,864	$28,295
Assisted living facilities	51,095	61,299
Skilled nursing facilities	85,724	80,360
Specialty care facilities	12,920	18,786

Sub-total rental income	168,603	188,740
Interest income	11,725	18,267
Other income	2,155	2,829

Total investment property income	182,483	209,836
Medical office buildings:
Rental income	49,861	66,236
Other income	0	447

Total medical office building income	49,861	66,683
Non-segment/corporate other income	582	325

Total revenues	232,926	276,844

Property operating expenses:
Investment properties	0	0
Medical office buildings	15,825	22,742
Non-segment/corporate	0	0

Total property operating expenses	15,825	22,742

Net operating income:
Investment properties	182,483	209,836
Medical office buildings	34,036	43,941
Non-segment/corporate	582	325

Net operating income	$217,101	$254,102

          The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Amortization represents the amortization of deferred loan expenses. Dollars are in thousands.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,
	2007		2007		2007		2007		2008		2008

EBITDA Reconciliation:
Net income	$29,673		$31,937		$30,846		$48,947		$36,599		$162,397
Interest expense	31,999		33,624		35,082		35,593		34,345		33,199
Income tax expense (benefit)	11		(69)		(23)		269		1,279		44
Depreciation and amortization	33,860		35,547		40,137		40,081		39,574		39,630
Amortization of deferred loan expenses	1,267		1,236		1,504		1,971		1,772		1,753

EBITDA	$96,810		$102,275		$107,546		$126,861		$113,569		$237,023

Interest Coverage Ratio:
Interest expense	$31,999		$33,624		$35,082		$35,593		$34,345		$33,199
Capitalized interest	2,327		2,570		3,162		4,468		5,167		5,063

Total interest	34,326		36,194		38,244		40,061		39,512		38,262
EBITDA	$96,810		$102,275		$107,546		$126,861		$113,569		$237,023

Interest coverage ratio	2.82	x	2.83	x	2.81	x	3.17	x	2.87	x	6.19	x

Fixed Charge Coverage Ratio:
Total interest	$34,326		$36,194		$38,244		$40,061		$39,512		$38,262
Secured debt principal amortization	1,894		1,900		2,022		2,147		2,093		1,817
Preferred dividends	6,317		6,317		6,317		6,179		6,147		5,784

Total fixed charges	42,537		44,411		46,583		48,387		47,752		45,863
EBITDA	$96,810		$102,275		$107,546		$126,861		$113,569		$237,023

Fixed charge coverage ratio	2.28	x	2.30	x	2.31	x	2.62	x	2.38	x	5.17	x

	Six Months Ended
	June 30,		June 30,
	2007		2008

EBITDA Reconciliation:

Net income	$61,610		$198,996
Interest expense	65,624		67,545
Tax expense (benefit)	(58)		1,323
Depreciation and amortization	69,408		79,203
Amortization of deferred loan expenses	2,503		3,524

EBITDA	$199,087		$350,591

Interest Coverage Ratio:
Interest expense	$65,624		$67,545
Capitalized interest	4,896		10,230

Total interest	70,520		77,775
EBITDA	$199,087		$350,591

Interest coverage ratio	2.82	x	4.51	x

Fixed Charge Coverage Ratio:
Total interest	$70,520		$77,775
Secured debt principal amortization	3,794		3,910
Preferred dividends	12,634		11,931

Total fixed charges	86,948		93,616
EBITDA	$199,087		$350,591

Fixed charge coverage ratio	2.29	x	3.74	x

          The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Amortization represents the amortization of deferred loan expenses. Dollars are in thousands.

	Twelve Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,
	2007		2007		2007		2007		2008		2008

Adjusted EBITDA Reconciliation:
Net income	$107,445		$111,381		$115,414		$141,402		$148,329		$278,789
Interest expense	104,595		115,132		125,940		136,302		138,644		138,219
Income tax expense (benefit)	93		12		(81)		188		1,456		1,569
Depreciation and amortization	108,162		119,578		135,189		149,626		155,339		159,422
Amortization of deferred loan expenses	3,812		4,341		5,063		5,977		6,483		7,000
Stock-based compensation expense	7,643		8,081		8,543		7,050		7,723		7,853
Provision for loan losses	750		500		250		0		0		0
Loss (gain) on extinguishment of debt	0		0		0		(1,081)		(2,407)		(2,407)

Adjusted EBITDA	$332,500		$359,025		$390,318		$439,464		$455,567		$590,445

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$104,595		$115,132		$125,940		$136,302		$138,644		$138,219
Capitalized interest	6,596		8,257		10,035		12,526		15,367		17,860
Secured debt principal amortization	4,284		5,416		6,665		7,961		8,162		8,079
Preferred dividends	22,447		23,431		24,415		25,130		24,960		24,427

Total fixed charges	137,922		152,236		167,055		181,919		187,133		188,585
Adjusted EBITDA	$332,500		$359,025		$390,318		$439,464		$455,567		$590,445

Adjusted fixed charge coverage ratio	2.41	x	2.36	x	2.34	x	2.42	x	2.43	x	3.13	x

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

As a result of our quarterly evaluation, we concluded that the allowance for loan losses at December 31, 2007 remained appropriate as of June 30, 2008, resulting in an allowance for loan losses of $7,406,000 relating to loans with outstanding balances of $117,894,000. Also at June 30, 2008, we had loans with outstanding balances of $21,609,000 on non-accrual status.

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

For the six months ended June 30, 2008, we recorded $64,229,000, $8,194,000 and $6,780,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 32.6 years, 13.1 years and 6.0 years, respectively, for the six months ended June 30, 2008.

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

We did not record any impairment charges for the six months ended June 30, 2008.

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
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At June 30, 2008, we participated in two forward-starting interest rate swap agreements. At June 30, 2008, the swaps were reported at their fair value of negative $8,486,000 and are included in other liabilities and accumulated other comprehensive income.

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

For the six months ended June 30, 2008, we recognized $18,267,000 of interest income and $254,976,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $10,898,000 as compared to gross straight-line rental income recognized of $10,370,000 for the six months ended June 30, 2008. At June 30, 2008, our straight-line receivable balance was $52,228,000, net of reserves totaling $1,152,000. Also at June 30, 2008, we had loans with outstanding balances of $21,609,000 on non-accrual status.
Forward-Looking Statements and Risk Factors
          This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of properties; the performance of its operators and properties; its occupancy rates; its ability to acquire or develop properties; its ability to manage properties; its ability to enter into agreements with viable new tenants for vacant space or for properties that the company takes back from financially troubled tenants, if any; its ability to make distributions; its policies and plans regarding investments, financings and other matters; its tax status as a real estate investment trust; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; its critical accounting policies; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The company’s expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies; and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and senior housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with profitable results; the failure to make new investments as and when anticipated; the failure of closings to occur as and when anticipated; acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant bankruptcies or insolvencies; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention. Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2007, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	June 30, 2008		December 31, 2007
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$1,845,000	$(142,191)	$1,887,330	$(96,726)

Secured debt	466,361	(21,852)	492,741	(24,530)

Totals	$2,311,361	$(164,043)	$2,380,071	$(121,256)

          On September 12, 2007, we entered into two forward-starting interest rate swaps (the “September 2007 Swaps”) for a total notional amount of $250,000,000 to hedge 10 years of interest payments associated with a long-term borrowing that is expected to occur in 2008. The September 2007 Swaps each have an effective date of September 12, 2008 and a maturity date of September 12, 2018. We expect to settle the September 2007 Swaps when the forecasted debt is priced. The September 2007 Swaps have the economic effect of fixing $250,000,000 of our future debt at 4.469% plus a credit spread for 10 years. The September 2007 Swaps have been designated as cash flow hedges and we expect the September 2007 Swaps to be highly effective at offsetting changes in cash flows of interest payments on $250,000,000 of our future debt due to changes in the LIBOR swap rate. Therefore, effective changes in the fair value of the September 2007 Swaps will be recorded in accumulated other comprehensive income (“AOCI”) and reclassified to interest expense when the hedged forecasted transactions affect earnings (as interest payments are made on the expected debt issuance). The ineffective portion of the changes in fair value will be recorded directly in earnings. At June 30, 2008, the September 2007 Swaps were reported at their fair value of negative $8,486,000 and are included in other liabilities and AOCI as there was no hedge ineffectiveness. A 1% increase in interest rates would result in an increase in fair value of our September 2007 Swaps by approximately $10,890,000 at June 30, 2008. At December 31, 2007, the September 2007 Swaps were reported at their fair value of negative $7,990,000 and were included in other liabilities and AOCI. A 1% increase in interest rates would result in an increase in fair value of our September 2007 Swaps by approximately $10,871,000 at December 31, 2007.
          Our variable rate debt, including our unsecured line of credit arrangement, is reflected at fair value. At June 30, 2008, we had $744,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $7,440,000. At December 31, 2007, we had $321,232,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $3,212,000.
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

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the Plans or
Period	Purchased (1)	Paid Per Share	Plans or Programs (2)	Programs
April 1, 2008 through April 30, 2008
May 1, 2008 through May 31, 2008	117	$49.96
June 1, 2008 through June 30, 2008
Totals	117	$49.96

(1)	During the three months ended June 30, 2008, the only securities purchased by the Company were shares of common stock held by employees who tendered owned shares to satisfy the tax withholding on the lapse of certain restrictions on restricted stock.

(2)	No shares were purchased as part of publicly announced plans or programs.
Item 4. Submission of Matters to a Vote of Security Holders
          Our annual meeting of stockholders was duly called and held on May 1, 2008 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the SEC. There was no solicitation in opposition to the Board’s nominees for election as directors as listed in the Proxy Statement, and all such nominees were elected.
          Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the SEC pursuant to Regulation 14A and incorporated herein by reference) as follows:
          Proposal #1 — Election of three directors for a term of three years:

Nominee	For	Withheld
William C. Ballard, Jr.	76,895,047	820,242
Peter J. Grua	76,873,921	841,368
R. Scott Trumbull	77,050,549	664,740

          Proposal #2 — Ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year 2008:

For	77,158,162
Against	361,537
Abstain	195,590
Item 6. Exhibits
10.1	Stock Option Agreement (with Dividend Equivalent Rights), dated as of January 21, 2008, by and between Health Care REIT, Inc. and Frederick L. Farrar.

10.2	Stock Option Agreement (without Dividend Equivalent Rights), dated as of January 21, 2008, by and between Health Care REIT, Inc. and Frederick L. Farrar.

10.3	Restricted Stock Agreement, dated as of January 21, 2008, by and between Health Care REIT, Inc. and Frederick L. Farrar.

10.4	Amended and Restated Employment Agreement, dated as of June 18, 2008, by and between Health Care REIT, Inc. and Daniel R. Loftus.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.
Date: August 6, 2008	By:	/s/ George L. Chapman
George L. Chapman,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2008	By:	/s/ Scott A. Estes
Scott A. Estes,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2008	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.,
Vice President and Controller (Principal Accounting Officer)