Form 10-Q
period 2008-09-30
HEALTH CARE REIT INC /DE/
filed 2008-11-05
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2008, the registrant had 103,453,829 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned:
Land and land improvements	$506,083	$447,029
Buildings and improvements	4,649,491	4,224,955
Acquired lease intangibles	136,603	131,312
Real property held for sale, net of accumulated depreciation	41,336	0
Construction in progress	497,673	313,709

Gross real property owned	5,831,186	5,117,005
Less accumulated depreciation and amortization	(569,363)	(478,373)

Net real property owned	5,261,823	4,638,632
Real estate loans receivable:
Real estate loans receivable	501,871	381,394
Less allowance for losses on loans receivable	(7,406)	(7,406)

Net real estate loans receivable	494,465	373,988

Net real estate investments	5,756,288	5,012,620
Other assets:
Equity investments	1,862	1,408
Deferred loan expenses	25,315	30,499
Cash and cash equivalents	18,273	30,269
Restricted cash	83,189	17,575
Receivables and other assets	137,028	121,485

Total other assets	265,667	201,236

Total assets	$6,021,955	$5,213,856

Liabilities and stockholders’ equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$387,000	$307,000
Senior unsecured notes	1,847,401	1,890,192
Secured debt	452,054	507,476
Accrued expenses and other liabilities	124,986	95,145

Total liabilities	2,811,441	2,799,813
Minority interests	8,958	9,687
Stockholders’ equity:
Preferred stock, $1.00 par value:	301,901	330,243
Authorized — 50,000,000 shares
Issued and outstanding — 11,921,059 shares at September 30, 2008 and 12,879,189 shares at December 31, 2007
Common stock, $1.00 par value:	103,110	85,412
Authorized — 225,000,000 shares
Issued — 103,363,594 shares at September 30, 2008 and 85,600,333 shares at December 31, 2007
Outstanding — 103,231,670 shares at September 30, 2008 and 85,496,164 shares at December 31, 2007
Capital in excess of par value	3,123,745	2,370,037
Treasury stock	(5,145)	(3,952)
Cumulative net income	1,333,772	1,074,255
Cumulative dividends	(1,647,699)	(1,446,959)
Accumulated other comprehensive income	(11,905)	(7,381)
Other equity	3,777	2,701

Total stockholders’ equity	3,201,556	2,404,356

Total liabilities and stockholders’ equity	$6,021,955	$5,213,856

NOTE:	The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Revenues:
Rental income	$132,131	$111,599	$375,690	$314,307
Interest income	10,910	5,947	29,177	17,673
Other income	2,055	1,199	5,655	3,935

Total revenues	145,096	118,745	410,522	335,915

Expenses:
Interest expense	33,528	33,221	98,308	94,563
Property operating expenses	11,761	10,333	34,330	25,997
Depreciation and amortization	41,375	37,504	117,293	101,727
General and administrative	10,789	8,649	33,693	28,385
Loan expense	1,754	1,504	5,279	4,006
Loss (gain) on extinguishment of debt	(768)	0	(2,094)	0

Total expenses	98,439	91,211	286,809	254,678

Income from continuing operations before income taxes and minority interests	46,657	27,534	123,713	81,237
Income tax (expense) benefit	153	23	(1,170)	81

Income from continuing operations before minority interests	46,810	27,557	122,543	81,318
Minority interests, net of tax	(1)	(121)	(128)	(407)

Income from continuing operations	46,809	27,436	122,415	80,911

Discontinued operations:
Net gain (loss) on sales of properties	12,619	766	130,813	2,775
Income (loss) from discontinued operations, net	1,094	2,644	6,289	8,770

Discontinued operations, net	13,713	3,410	137,102	11,545

Net income	60,522	30,846	259,517	92,456

Preferred stock dividends	5,730	6,317	17,660	18,952

Net income available to common stockholders	$54,792	$24,529	$241,857	$73,504

Average number of common shares outstanding:
Basic	96,040	80,710	90,500	77,686
Diluted	96,849	81,163	91,121	78,234

Earnings per share:
Basic:
Income from continuing operations available to common stockholders	$0.43	$0.26	$1.16	$0.80
Discontinued operations, net	0.14	0.04	1.51	0.15

Net income available to common stockholders*	$0.57	$0.30	$2.67	$0.95

Diluted:
Income from continuing operations available to common stockholders	$0.42	$0.26	$1.15	$0.79
Discontinued operations, net	0.14	0.04	1.50	0.15

Net income available to common stockholders*	$0.57	$0.30	$2.65	$0.94

Dividends declared and paid per common share	$0.68	$0.66	$2.02	$1.6191

*	Amounts may not sum due to rounding
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Nine Months Ended September 30, 2008
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
					(In thousands)
Balances at beginning of period	$330,243	$85,412	$2,370,037	$(3,952)	$1,074,255	$(1,446,959)	$(7,381)	$2,701	$2,404,356
Comprehensive income:
Net income					259,517				259,517
Other comprehensive income:
Unrealized gain (loss) on equity investments							(14)		(14)
Cash flow hedge activity							(4,510)		(4,510)

Total comprehensive income									254,993

Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,362	60,291	(1,193)				(99)	60,361
Net proceeds from sale of common stock		15,650	665,761						681,411
Conversion of preferred stock	(28,342)	686	27,656						0
Option compensation expense								1,175	1,175
Cash dividends paid:
Common stock-$2.02 per share						(183,080)			(183,080)
Preferred stock, Series D-$1.4766 per share						(5,906)			(5,906)
Preferred stock, Series E-$1.125 per share						(84)			(84)
Preferred stock, Series F-$1.4297 per share						(10,008)			(10,008)
Preferred stock, Series G-$1.4064 per share						(1,662)			(1,662)

Balances at end of period	$301,901	$103,110	$3,123,745	$(5,145)	$1,333,772	$(1,647,699)	$(11,905)	$3,777	$3,201,556

	Nine Months Ended September 30, 2007
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
					(In thousands)
Balances at beginning of period	$338,993	$73,152	$1,873,811	$(2,866)	$932,853	$(1,238,860)	$(135)	$1,845	$1,978,793
Comprehensive income:
Net income					92,456				92,456
Other comprehensive income:
Unrealized gain (loss) on equity investments							(83)		(83)
Cash flow hedge activity							3,520		3,520

Total comprehensive income									95,893

Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,776	67,250	(1,086)				(116)	67,824
Proceeds from issuance of common shares		6,325	258,969						265,294
Option compensation expense								919	919
Cash dividends paid:
Common stock-$1.6191 per share						(129,088)			(129,088)
Preferred stock, Series D-$1.4766 per share						(5,906)			(5,906)
Preferred stock, Series E-$1.125 per share						(84)			(84)
Preferred stock, Series F-$1.4297 per share						(10,008)			(10,008)
Preferred stock, Series G-$1.4064 per share						(2,953)			(2,953)

Balances at end of period	$338,993	$81,253	$2,200,030	$(3,952)	$1,025,309	$(1,386,899)	$3,302	$2,648	$2,260,684

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Operating activities
Net income	$259,517	$92,456
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	120,894	109,545
Other amortization expenses	7,608	4,211
Capitalized interest	(16,594)	(8,058)
Stock-based compensation expense	6,726	5,753
Minority interests share of earnings	128	407
Loss (gain) on extinguishment of debt, net	(2,094)	0
Rental income less than (in excess of) cash received	(128)	(1,873)
Amortization related to above (below) market leases, net	(676)	(656)
(Gain) loss on sales of properties	(130,813)	(2,775)
Deferred gain on sales of properties	3,708	0
Increase (decrease) in accrued expenses and other liabilities	24,128	(2,800)
Decrease (increase) in receivables and other assets	(4,594)	4,902

Net cash provided from (used in) operating activities	267,810	201,112

Investing activities
Investment in real property	(872,011)	(445,903)
Investment in real estate loans receivable	(74,353)	(121,338)
Other investments, net of payments	(2,657)	(2,192)
Principal collected on real estate loans receivable	13,524	45,058
Investment in Rendina/Paramount, net of cash assumed	0	(141,963)
Decrease (increase) in restricted cash	(65,614)	(9,741)
Proceeds from sales of real property	208,294	65,940
Other	(7,311)	(3,325)

Net cash provided from (used in) investing activities	(800,128)	(613,464)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	80,000	(80,000)
Proceeds from issuance of senior unsecured notes	0	389,166
Principal payments on senior unsecured notes	(42,330)	(52,500)
Principal payments on secured debt	(53,050)	(26,309)
Net proceeds from the issuance of common stock	737,325	327,419
Decrease (increase) in deferred loan expense	(26)	(4,454)
Contributions by minority interests	1,609	2,600
Distributions to minority interests	(2,466)	(307)
Cash distributions to stockholders	(200,740)	(148,039)

Net cash provided from (used in) financing activities	520,322	407,576

Increase (decrease) in cash and cash equivalents	(11,996)	(4,776)
Cash and cash equivalents at beginning of period	30,269	36,216

Cash and cash equivalents at end of period	$18,273	$31,440

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Health Care REIT, Inc., with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of September 30, 2008, our broadly diversified portfolio consisted of 641 properties in 39 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on the Internet at www.hcreit.com.
2. Accounting Policies and Related Matters
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily an indication of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our Current Report on Form 8-K filed August 6, 2008.
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

	Fair Value Measurements as of September 30, 2008
	Total	Level 1	Level 2	Level 3
Equity investments (1)	$1,393	$1,393	$0	$0
Interest rate swap agreements (1)	(13,588)	0	(13,588)	0

Totals	$(12,195)	$1,393	$(13,588)	$0

(1)	Unrealized gains or losses on equity investments and interest rate swap agreements are recorded in accumulated other comprehensive income (loss) at each measurement date.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. Early adoption is prohibited for both standards. The provisions of SFAS 141(R) and SFAS 160, effective on January 1, 2009, are to be applied prospectively; however, the disclosure provisions of SFAS 160 are to be applied retrospectively. We are currently assessing the impact of SFAS 141(R) and SFAS 160 on our consolidated financial position and results of operations.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 concerning an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our consolidated financial position and results of operations.
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
3. Real Property Acquisitions and Development
     The following is a summary of our real property investment activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2008			September 30, 2007
	Investment	Medical Office		Investment	Medical Office
	Properties	Buildings	Totals	Properties	Buildings	Totals
Real property acquisitions:
Independent living/CCRCs	$68,300		$68,300	$43,000		$43,000
Assisted living facilities	45,490		45,490	14,975		14,975
Skilled nursing facilities	11,360		11,360	122,875		122,875
Specialty care facilities	182,303		182,303	11,923		11,923
Medical office buildings		$121,809	121,809		$356,518	356,518
Land parcels	10,000		10,000	8,928		8,928

Total acquisitions	317,453	121,809	439,262	201,701	356,518	558,219
Less: Assumed debt			0		(160,001)	(160,001)
Assumed other assets (liabilities), net		(1,599)	(1,599)		(8,019)	(8,019)

Cash disbursed for acquisitions	317,453	120,210	437,663	201,701	188,498	390,199
Construction in progress additions:
Independent living/CCRCs	198,080		198,080	83,414		83,414
Assisted living facilities	91,208		91,208	35,133		35,133
Skilled nursing facilities	19,199		19,199	15,427		15,427
Specialty care facilities	60,560		60,560	44,143		44,143
Medical office buildings		62,129	62,129		10,405	10,405

Total construction in progress additions	369,047	62,129	431,176	178,117	10,405	188,522
Less: Capitalized interest	(15,624)	(970)	(16,594)	(7,847)	(112)	(7,959)
Capitalized other	(119)		(119)			0

Cash disbursed for construction in progress	353,304	61,159	414,463	170,270	10,293	180,563
Capital improvements to existing properties	14,540	5,345	19,885	13,969	3,135	17,104

Total cash invested in real property	$685,297	$186,714	$872,011	$385,940	$201,926	$587,866

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The following is a summary of the development projects that were placed into service and began earning rent during the periods presented:

	Nine Months Ended
	September 30, 2008			September 30, 2007
	Investment	Medical Office		Investment	Medical Office
	Properties	Buildings	Totals	Properties	Buildings	Totals
Construction in progress conversions:
Development projects:
Independent living/CCRCs	$120,452		$120,452	$22,582		$22,582
Assisted living facilities	39,446		39,446	56,556		56,556
Skilled nursing facilities			0	16,557		16,557
Medical office buildings		$11,823	11,823		$0	0
Specialty care facilities	35,151		35,151			0

Total development projects	195,049	11,823	206,872	95,695	0	95,695
Expansion projects	40,341		40,341	1,914		1,914

Total construction in progress conversions	$235,390	$11,823	$247,213	$97,609	$0	$97,609

4. Real Estate Intangibles
     The following is a summary of our real estate intangibles as of the dates indicated (dollars in thousands):

	September 30, 2008	December 31, 2007
Assets:
In place lease intangibles	$84,426	$81,068
Above market tenant leases	9,853	9,592
Below market ground leases	42,324	40,652

Gross historical cost	136,603	131,312
Accumulated amortization	(30,403)	(18,289)

Net book value	$106,200	$113,023

Weighted-average amortization period in years	26.1	28.4

Liabilities:
Below market tenant leases	$25,353	$25,186
Above market ground leases	3,499	3,499

Gross historical cost	28,852	28,685
Accumulated amortization	(7,676)	(4,446)

Net book value	$21,176	$24,239

Weighted-average amortization period in years	9.6	10.0

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
5. Dispositions, Assets Held for Sale and Discontinued Operations
     At September 30, 2008, we had ten assisted living facilities that satisfied the requirements of Statement No. 144 for held for sale treatment. We did not recognize any impairment loss on these assets as the fair value less estimated costs to sell exceeded our carrying values. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2008			September 30, 2007
	Investment	Medical Office		Investment	Medical Office
	Properties	Buildings	Totals	Properties	Buildings	Totals
Real property dispositions:
Independent living/CCRCs	$15,547		$15,547
Assisted living facilities	106,740		106,740	$55,788		$55,788
Skilled nursing facilities	4,489		4,489	4,304		4,304
Medical office buildings		$6,781	6,781	0	$0	0
Specialty care facilities	8,735		8,735			0
Land parcels	73		73	3,073		3,073

Total dispositions	135,584	6,781	142,365	63,165	0	63,165
Less: Gain/(loss) on sales of real property	131,874	(1,061)	130,813	2,775		2,775
Extinguishment of other assets/(liabilities)		(113)	(113)
Seller financing on sales of real property	(59,649)	(5,122)	(64,771)	0		0

Proceeds from real property sales	$207,809	$485	$208,294	$65,940	$0	$65,940

     During the nine months ended September 30, 2008, we completed the sale of 19 properties to Emeritus Corporation for $222,656,000, consisting of $172,656,000 in cash proceeds and $50,000,000 of seller financing, and we recognized a gain on sale of $113,505,000. Total funds of $222,656,000 were held in escrow for use in an Internal Revenue Code Section 1031 exchange, of which $162,558,000 was utilized during the nine months ended September 30, 2008.
     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the income and expenses attributable to all properties sold and attributable to properties held for sale at September 30, 2008 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$1,898	$7,231	$13,316	$22,987

Expenses:
Interest expense	382	1,861	3,147	6,145
Property operating expenses	107	93	279	254
Provision for depreciation	315	2,633	3,601	7,818

Income (loss) from discontinued operations, net	$1,094	$2,644	$6,289	$8,770

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
6. Real Estate Loans Receivable
     All real estate loans receivable are in our investment property segment. The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2008	September 30, 2007
	Amount	Amount
Advances on real estate loans receivable:
Investments in new loans	$120,961	$106,213
Draws on existing loans	13,041	15,125

Total gross investments in real estate loans	134,002	121,338
Less: Seller financing on sales of real property	(59,649)	0

Net cash advances on real estate loans receivable	74,353	121,338

Receipts on real estate loans receivable:
Loan payoffs	8,815	38,095
Principal payments on loans	4,709	6,963

Total principal receipts on real estate loans	13,524	45,058

Net cash advances (receipts) on real estate loans receivable	$60,829	$76,280

7. Customer Concentration
     At September 30, 2008, we had 71 investment property operators and over 800 medical office building tenants. The following table summarizes certain information about our customer concentration as of September 30, 2008 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment	Investment (2)
Concentration by investment (1):
Senior Living Communities, LLC	10	$322,350	6%
Signature Healthcare LLC	34	320,480	6%
Brookdale Senior Living, Inc	86	293,430	5%
Emeritus Corporation	31	288,271	5%
Life Care Centers of America, Inc	25	263,954	5%
Remaining portfolio	455	4,275,209	73%

Totals	641	$5,763,694	100%

	Number of	Total	Percent of
	Properties	Revenue (3)	Revenue (4)
Concentration by revenue (1):
Emeritus Corporation	31	$32,747	8%
Signature Healthcare LLC	34	29,451	7%
Brookdale Senior Living, Inc	86	28,172	7%
Life Care Centers of America, Inc	25	20,027	5%
Merrill Gardens LLC	13	14,415	3%
Remaining portfolio	452	293,371	69%
Other income	n/a	5,655	1%

Totals	641	$423,838	100%

(1)	All of our top five customers are in our investment properties segment.

(2)	Investments with our top five customers comprised 27% of total investments at December 31, 2007.

(3)	Revenues include gross revenues and revenues from discontinued operations for the nine months ended September 30, 2008.

(4)	Revenues from our top five customers were 31% of total revenues for the nine months ended September 30, 2007.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
8. Borrowings Under Line of Credit Arrangement and Related Items
     At September 30, 2008, we had an unsecured line of credit arrangement with a consortium of seventeen banks in the amount of $1,150,000,000, which is scheduled to expire on August 5, 2011 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (4.3% at September 30, 2008). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at September 30, 2008. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at September 30, 2008. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement.
     The following information relates to aggregate borrowings under the unsecured line of credit arrangement for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance outstanding at quarter end	$387,000	$145,000	$387,000	$145,000
Maximum amount outstanding at any month end	$701,000	$145,000	$744,000	$381,000
Average amount outstanding (total of daily principal balances divided by days in period)	$577,717	$142,392	$509,307	$218,607
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	3.53%	7.43%	3.85%	6.88%
9. Senior Unsecured Notes and Secured Debt
     We have $1,847,401,000 of senior unsecured notes with annual interest rates ranging from 4.75% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $1,845,000,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 10 for further discussion regarding derivative instruments. On March 15, 2008, we extinguished $42,330,000 of our 7.625% senior unsecured notes at par upon maturity.
     We have secured debt totaling $452,054,000, collateralized by owned properties, with annual interest rates ranging from 4.89% to 8.08%. The carrying amounts of the secured debt represent the par value of $453,923,000 adjusted for any unamortized fair value adjustments. The carrying values of the properties securing the debt totaled $786,901,000 at September 30, 2008. During the nine months ended September 30, 2008, we extinguished seven secured debt loans totaling $47,061,000 with a weighted-average interest rate of 6.759% and recognized extinguishment gains of $2,094,000.
     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2008, we were in compliance with all of the covenants under our debt agreements.
     At September 30, 2008, the annual principal payments due on these debt obligations are as follows (in thousands):

	Senior	Secured
	Unsecured Notes	Debt	Totals
2008	$0	$5,544	$5,544
2009	0	39,657	39,657
2010	0	15,120	15,120
2011	0	52,314	52,314
2012	250,000	13,710	263,710
Thereafter	1,595,000	327,578	1,922,578

Totals	$1,845,000	$453,923	$2,298,923

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
     On May 6, 2004, we entered into two interest rate swap agreements (the “2004 Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The 2004 Swaps were treated as fair-value hedges for accounting purposes and we utilized the short-cut method to assess effectiveness. The 2004 Swaps were with highly rated counterparties in which we received a fixed rate of 6.0% and paid a variable rate based on six-month LIBOR plus a spread. For the three and nine months ended September 30, 2007, we generated $73,000 and $23,000, respectively, of savings related to the 2004 Swaps that was recorded as a reduction to interest expense. On September 12, 2007, we terminated the 2004 Swaps and we received a $2,125,000 cash settlement. The unamortized amount of this settlement at September 30, 2008 was $1,719,000 and is recorded as an adjustment to the hedged debt. This amount will be amortized to interest expense over the life of the hedged debt using the effective interest method. For the three and nine months ended September 30, 2008, $84,000 and $253,000, respectively, of amortization was recognized as a reduction to senior unsecured notes interest expense.
     On July 2, 2007, we entered into two forward-starting interest rate swaps (the “July 2007 Swaps”), with an aggregate notional amount of $200,000,000 that were designated as cash flow hedges of the variability in forecasted interest payments attributable to changes in the LIBOR swap rate, on long-term fixed rate debt forecasted to be issued in 2007. The July 2007 Swaps had the economic effect of fixing $200,000,000 of our debt at 4.913% for five years. The July 2007 Swaps were settled on July 17, 2007, which was the date that the forecasted debt was priced. The cash settlement value of these contracts at July 17, 2007 was $733,000. This amount represented the effective portion of the hedges as there was no hedge ineffectiveness. Therefore, the $733,000 settlement value was deferred in accumulated other comprehensive income (“AOCI”) and will be amortized to interest expense using the effective interest method. The unamortized amount of AOCI related to these contracts at September 30, 2008 is $557,000. For the three and nine months ended September 30, 2008, we reclassified $37,000 and $111,000, respectively, out of AOCI as a reduction of interest expense. For the three and nine months ended September 30, 2007, we reclassified $29,000 out of AOCI as a reduction of interest expense.
     On September 12, 2007, we entered into two forward-starting interest rate swaps (the “September 2007 Swaps”) for a total notional amount of $250,000,000 to hedge 10 years of interest payments associated with a long-term borrowing that is expected to occur in 2008. During the three months ended September 30, 2008, management revised the expected timing of the debt issuance to 2009. The September 2007 Swaps each have an effective date of September 12, 2008 and a maturity date of September 12, 2018. We expect to settle the September 2007 Swaps when the forecasted debt is priced. The September 2007 Swaps have the economic effect of fixing $250,000,000 of our future debt at 4.469% plus a credit spread for 10 years. The September 2007 Swaps have been designated as cash flow hedges and we expect the September 2007 Swaps to be highly effective at offsetting changes in cash flows of interest payments on $250,000,000 of our future debt due to changes in the LIBOR swap rate. Therefore, effective changes in the fair value of the September 2007 Swaps will be recorded in AOCI and reclassified to interest expense when the hedged forecasted transactions affect earnings (as interest payments are made on the expected debt issuance). As a result of the revised debt issuance timing, $1,633,000 of ineffectiveness was reclassified from AOCI to interest expense during the three months ended September 30, 2008. At September 30, 2008, the September 2007 Swaps were reported at their fair value of $13,588,000 in other liabilities with the effective portion of $11,623,000 recorded in AOCI.
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
11. Commitments and Contingencies
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2009. At September 30, 2008, our obligation under the letter of credit was $2,350,000.
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide liability and property insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2013. At September 30, 2008, our obligation under the letter of credit was $1,000,000.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     We have an outstanding letter of credit issued for the benefit of a village in Illinois that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a property. Our obligation to provide the letter of credit terminates in 2010. At September 30, 2008, our obligation under the letter of credit was $679,320.
     We have an outstanding letter of credit issued for the benefit of a municipality in Pennsylvania in connection with the completion and installation of certain property improvements by one of our subsidiaries. The improvements are expected to be completed in 2009. At September 30, 2008, our obligation under the letter of credit was $485,810.
     At September 30, 2008, we had outstanding construction financings of $497,673,000 for leased properties and were committed to providing additional financing of approximately $877,561,000 to complete construction. At September 30, 2008, we had contingent purchase obligations totaling $18,639,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon an operator satisfying certain conditions such as payment coverage and value tests. Rents due from the tenant are increased to reflect the additional investment in the property.
     At September 30, 2008, we had operating lease obligations of $160,290,000 relating to certain ground leases and Company office space. We incurred rental expense relating to our Company office space of $339,000 and $883,000 for the three and nine months ended September 30, 2008, respectively, and $165,000 and $391,000 for the same periods in 2007. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At September 30, 2008, aggregate future minimum rentals to be received under these noncancelable subleases totaled $31,181,000.
     At September 30, 2008, future minimum lease payments due under operating leases are as follows (in thousands):

2008	$2,084
2009	4,176
2010	4,078
2011	4,091
2012	4,164
Thereafter	141,697

Totals	$160,290

12. Stockholders’ Equity
Preferred Stock
     During the nine months ended September 30, 2008, certain holders of our Series G Cumulative Convertible Preferred Stock converted 958,130 shares into 685,719 shares of our common stock, leaving 846,070 of such shares outstanding at September 30, 2008.
Common Stock
     The following is a summary of our common stock issuances during the nine months ended September 30, 2008 and 2007 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
April 2007 public issuance	6,325,000	$44.01	$278,363	$265,294
2007 Dividend reinvestment plan issuances	1,254,851	41.54	52,123	52,123
2007 Option exercises	354,473	28.22	10,002	10,002

2007 Totals	7,934,324		$340,488	$327,419

March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
July 2008 public issuance	4,600,000	44.50	204,700	193,157
September 2008 public issuance	8,050,000	48.00	386,400	369,699
2008 Dividend reinvestment plan issuances	1,165,441	45.19	52,668	52,668
2008 Option exercises	111,395	29.14	3,246	3,246

2008 Totals	16,926,836		$771,334	$737,325

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     On February 20, 2008, we paid a dividend of $0.66 per share to stockholders of record on January 31, 2008. These dividends related to the period from October 1, 2007 through December 31, 2007. On May 20, 2008, we paid a dividend of $0.68 per share to stockholders of record on May 2, 2008. These dividends related to the period from January 1, 2008 through March 31, 2008. On August 20, 2008, we paid a dividend of $0.68 per share to stockholders of record on August 1, 2008. These dividends related to the period from April 1, 2008 through June 30, 2008.
Accumulated Other Comprehensive Income
     The following is a summary of accumulated other comprehensive income as of the dates indicated (in thousands):

	September 30, 2008	December 31, 2007
Fair value of cash flow hedges	$(11,704)	$(7,194)
Unrecognized gains (losses) on equity investments	(206)	(192)
Unrecognized actuarial gains (losses)	5	5

Totals	$(11,905)	$(7,381)

     Please see Note 10 for a discussion of our cash flow hedge activity. Additionally, we recognized $575,000 of unrealized gains and $14,000 of unrealized losses on equity investments for the three and nine months ended September 30, 2008. We did not recognize any comprehensive income other than the recorded net income for the three and nine months ended September 30, 2007.
Other Equity
     Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $241,000 and $1,175,000 for the three and nine months ended September 30, 2008, respectively, and $188,000 and $919,000 for the same periods in 2007.
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
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Dividend yield (1)	6.47%	5.60%
Expected volatility	20.5%	19.9%
Risk-free interest rate	3.42%	4.74%
Expected life (in years)	6.5	5
Weighted-average fair value (1)	$6.25	$8.31

(1)	Certain options granted to employees include dividend equivalent rights (“DERs”). The fair value of options with DERs also includes the net present value of projected future dividend payments over the expected life of the option discounted at the dividend yield rate.
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
Option Award Activity
     The following table summarizes information about stock option activity for the nine months ended September 30, 2008:

	Number
	of	Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000’s)	Exercise Price	Contract Life (years)	Value ($000’s)
Options at beginning of year	637	$35.54	8.0
Options granted	307	40.83
Options exercised	(111)	30.20
Options terminated	(8)	42.00

Options at end of period	825	$38.17	8.2	$12,420

Options exercisable at end of period	289	$33.69	6.3	$5,639
Weighted average fair value of options granted during the period		$6.25
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at September 30, 2008. During the nine months ended September 30, 2008, the aggregate intrinsic value of options exercised under our stock incentive plans was $1,890,000 determined as of the date of option exercise. During the nine months ended September 30, 2007, the aggregate intrinsic value of options exercised under our stock incentive plans was $6,014,000 determined as of the date of option exercise. Cash received from option exercises under our stock incentive plans for the nine months ended September 30, 2008 was $3,246,000. Cash received from option exercises under our stock incentive plans for the nine months ended September 30, 2007 was $10,429,000.
     As of September 30, 2008, there was approximately $2,294,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of September 30, 2008, there was approximately $10,094,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.
     The following table summarizes information about non-vested stock incentive awards as of September 30, 2008 and changes for the nine months ended September 30, 2008:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value
Non-vested at December 31, 2007	382	$7.20	398	$40.94
Vested	(147)	6.02	(101)	36.62
Granted	307	6.25	161	41.05
Terminated	(8)	7.04	(4)	42.11

Non-vested at September 30, 2008	534	$6.98	454	$41.93

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
14. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share — net income available to common stockholders	$54,792	$24,529	$241,857	$73,504

Denominator for basic earnings per share — weighted average shares	96,040	80,710	90,500	77,686
Effect of dilutive securities:
Employee stock options	146	55	98	150
Non-vested restricted shares	455	398	454	398
Convertible senior unsecured notes	208	0	69	0

Dilutive potential common shares	809	453	621	548

Denominator for diluted earnings per share — adjusted weighted average shares	96,849	81,163	91,121	78,234

Basic earnings per share	$0.57	$0.30	$2.67	$0.95

Diluted earnings per share	$0.57	$0.30	$2.65	$0.94

     The diluted earnings per share calculation does not exclude the dilutive effect of any stock options for either the three or nine months ended September 30, 2008 because the exercise prices were less than the average market price. The diluted earnings per share calculation excludes the dilutive effect of 124,000 stock options for both the three and nine months ended September 30, 2007 because the exercise prices were greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock, the Series G Cumulative Convertible Preferred Stock, and the $400,000,000 senior unsecured convertible notes due July 2027 were not included in these calculations as the effect of the conversions into common stock was anti-dilutive for the relevant periods presented.
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
     During the nine months ended September 30, 2008, we changed the name of the operating properties segment to medical office buildings and reclassified certain assets and related revenues. Four specialty care facilities that were formerly classified as operating properties have been reclassified to investment properties. Accordingly, we have reclassified the following prior year amounts to be consistent with the current year classification: (i) rental income of $5,845,000; (ii) real estate depreciation/amortization of $1,867,000; and (iii) total assets of $78,210,000. Additionally, we have restated the following prior year non-segment/corporate assets and revenues to be included in the related business segments to be consistent with the current year classification: (i) $2,792,000 of other income has been reclassified to investment properties; (ii) $68,987,000 of total assets has been reclassified to investment properties; and (iii) $34,598,000 of total assets has been reclassified to medical office buildings.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Summary information for the reportable segments during the three months ended September 30, 2008 and 2007 is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income (1)	Income	Income	Revenues (1)	Expenses (1)	Income (2)	Amortization (1)	Expense (1)	Assets
Three months ended September 30, 2008:
Investment Properties	$100,071	$10,910	$1,219	$112,200		$112,200	$28,690	$1,851	$4,534,432
Medical Office Buildings	33,958		261	34,219	$11,868	22,351	13,000	5,337	1,422,589
Non-segment/Corporate			575	575		575		26,722	64,934

	$134,029	$10,910	$2,055	$146,994	$11,868	$135,126	$41,690	$33,910	$6,021,955

Three months ended September 30, 2007:
Investment Properties	$87,954	$5,947	$637	$94,538		$94,538	$26,455	$2,125	$3,625,513
Medical Office Buildings	30,876			30,876	$10,426	20,450	13,682	6,623	1,264,333
Non-segment/Corporate			562	562		562		26,334	81,981

	$118,830	$5,947	$1,199	$125,976	$10,426	$115,550	$40,137	$35,082	$4,971,827

     Summary information for the reportable segments during the nine months ended September 30, 2008 and 2007 is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income (1)	Income	Income	Revenues (1)	Expenses (1)	Income (2)	Amortization (1)	Expense (1)	Assets
Nine months ended September 30, 2008:
Investment Properties	$288,812	$29,177	$4,048	$322,037		$322,037	$81,520	$5,500	$4,534,432
Medical Office Buildings	100,194		708	100,902	$34,609	66,293	39,374	16,216	1,422,589
Non-segment/Corporate			899	899		899		79,739	64,934

	$389,006	$29,177	$5,655	$423,838	$34,609	$389,229	$120,894	$101,455	$6,021,955

Nine months ended September 30, 2007:
Investment Properties	$256,557	$17,673	$2,792	$277,022		$277,022	$77,405	$6,747	$3,625,513
Medical Office Buildings	80,737			80,737	$26,251	54,486	32,140	16,497	1,264,333
Non-segment/Corporate			1,143	1,143		1,143		77,464	81,981

	$337,294	$17,673	$3,935	$358,902	$26,251	$332,651	$109,545	$100,708	$4,971,827

(1)	Includes amounts from discontinued operations.

(2)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
16. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Supplemental cash flow information:
Interest paid	$112,890	$93,580
Income taxes paid	1,576	109

Supplemental schedule of non-cash activites:
Assets and liabilities assumed from real property acquisitions:
Secured debt	$0	$13,544
Other liabilities	1,599	3,689
Other assets	0	670

Assets and liabilities assumed from business combinations:
Real estate investments	$0	$292,067
Other assets acquired	0	6,046
Secured debt	0	146,457
Other liabilities	0	9,693
17. Income Taxes
     During the three months ended December 31, 2007, we recognized $3,900,000 of additional other income related to the payoff of a warrant equity investment. During the three months ended March 31, 2008, we determined that $1,325,000 of income taxes were due in connection with that investment gain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our Current Report on Form 8-K filed August 6, 2008, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Executive Summary
Company Overview
     Health Care REIT, Inc. is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of September 30, 2008:

	Investments	Percentage of	Number of	# Beds/Units		Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.		metric (1)		States
Independent living/CCRCs	$1,033,534	18%	63	7,512	units	$171,411	per unit	20
Assisted living facilities	1,163,710	20%	194	11,780	units	112,355	per unit	31
Skilled nursing facilities	1,588,144	28%	226	30,729	beds	52,898	per bed	28
Specialty care facilities	590,018	10%	30	1,869	beds	466,718	per bed	13
Medical office buildings	1,388,288	24%	128	5,606,089	sq. ft.	273	per sq. ft.	23

Totals	$5,763,694	100%	641

(1)	Investment per metric was computed by using the total committed investment amount of $6,641,255,000, which includes net real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $5,763,694,000 and $877,561,000, respectively.
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
     For the nine months ended September 30, 2008, rental income and interest income represented 92% and 7%, respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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
     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. During the nine months ended September 30, 2008, we completed $1,018,980,000 of gross investments and $151,107,000 of investment payoffs, resulting in $867,873,000 of net new investments. We expect to complete gross new investments of approximately $1.2 billion during 2008, including acquisitions of approximately $600,000,000 and funded new development of approximately $600,000,000. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $250,000,000 resulting in net new investments of approximately $950,000,000 during 2008. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on hand, we expect to borrow under our unsecured line of credit arrangement. At September 30, 2008, we had $18,273,000 of cash and cash equivalents, $83,189,000 of restricted cash and $763,000,000 of available borrowing capacity under our unsecured line of credit arrangement.
Key Transactions in 2008
     We have completed the following key transactions to date in 2008:
•	our Board of Directors increased our quarterly dividend to $0.68 per share, which represents a two cent increase from the quarterly dividend of $0.66 paid for 2007. The dividend declared for the quarter ended September 30, 2008 represents the 150th consecutive quarterly dividend payment;

•	we completed $1,018,980,000 of gross investments and had $151,107,000 of investment payoffs during the nine months ended September 30, 2008;

•	we completed a public offering of 3,000,000 shares of common stock with net proceeds of approximately $118,555,000 in March 2008;

•	we completed a public offering of 4,600,000 shares of common stock with net proceeds of approximately $193,157,000 in July 2008; and

•	we completed a public offering of 8,050,000 shares of common stock with net proceeds of approximately $369,699,000 in September 2008.
Key Tax Legislation in 2008
     On July 30, 2008, the Housing and Economic Recovery Act of 2008 (“The Act”) became law. The Act, among other things, allows a REIT for taxable years beginning after July 30, 2008 to lease qualified health care property on an arm’s length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by an eligible independent contractor. Generally, the rent that the REIT will receive from such a taxable REIT subsidiary will be treated as “rents from real property.” The Act also made some changes to the REIT asset and income tests. Previously, no more than 20% of our total assets could be represented by securities of one or more taxable REIT subsidiaries. For tax years beginning after July 30, 2008, this percentage will be increased to 25%. Additionally, with respect to the two separate percentage tests relating to our sources of gross income that must be satisfied by a REIT each taxable year—namely, that at least 75% of our gross income must be from “rents from real property” and that at least 95% of our gross income must be derived from sources qualifying for the 75% gross income test and from dividends and interest—certain items that primarily relate to foreign currency exchange gains resulting from passive income, real estate income or hedging transactions will be excluded. For a general discussion of REIT tax matters, see “Item 1—Business—Taxation—Federal Income Tax Considerations” included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2007	2007	2007	2007	2008	2008	2008

Net income available to common stockholders	$23,356	$25,620	$24,529	$42,768	$30,452	$156,613	$54,792
Funds from operations	56,207	59,979	63,830	71,099	69,913	77,988	83,776
Net operating income	105,741	111,360	115,550	123,029	124,607	129,495	135,126

Per share data (fully diluted):
Net income available to common stockholders	$0.32	$0.32	$0.30	$0.52	$0.35	$1.74	$0.57
Funds from operations	0.76	0.75	0.79	0.86	0.81	0.87	0.87
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

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,		September 30,
	2007		2007		2007		2007		2008		2008		2008

Debt to book capitalization ratio	54%		52%		53%		53%		52%		54%		46%
Debt to undepreciated book capitalization ratio	50%		48%		49%		48%		48%		49%		42%
Debt to market capitalization ratio	40%		41%		40%		39%		39%		41%		32%

Interest coverage ratio	2.82	x	2.83	x	2.81	x	3.17	x	2.87	x	6.19	x	3.42	x
Fixed charge coverage ratio	2.28	x	2.30	x	2.31	x	2.62	x	2.38	x	5.17	x	2.86	x
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

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2007	2007	2007	2007	2008	2008	2008

Asset mix:
Real property	94%	95%	94%	92%	92%	91%	91%
Real estate loans receivable	6%	5%	6%	8%	8%	9%	9%

Investment mix:
Independent living/CCRCs	13%	13%	14%	15%	16%	17%	18%
Assisted living facilities	24%	22%	21%	21%	21%	21%	20%
Skilled nursing facilities	36%	33%	32%	32%	31%	29%	28%
Specialty care facilities	6%	6%	7%	7%	7%	10%	10%
Medical office buildings	21%	26%	26%	25%	25%	23%	24%

Customer mix:
Senior Living Communities, LLC				4%	4%	5%	6%
Signature Healthcare LLC				6%	6%	6%	6%
Brookdale Senior Living Inc	7%	6%	5%	5%	5%	5%	5%
Emeritus Corporation	8%	8%	7%	7%	7%	5%	5%
Life Care Centers of America, Inc	6%	5%	5%	5%	5%	5%	5%
Home Quality Management, Inc.	6%	5%	5%
Merrill Gardens L.L.C.	4%	4%	4%
Remaining customers	69%	72%	74%	73%	73%	74%	73%

Geographic mix:
Florida	16%	16%	16%	15%	15%	14%	14%
Texas	13%	13%	13%	13%	13%	12%	12%
California	7%	7%	7%	7%	7%	8%	8%
Massachusetts	8%	7%	7%	7%	7%	7%	7%
Tennessee				6%	6%	6%	6%
Ohio	6%	6%	6%
Remaining states	50%	51%	51%	52%	52%	53%	53%
     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our Current Report on Form 8-K filed August 6, 2008, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.
Portfolio Update
     Net operating income. The primary performance measure for our properties is net operating income (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our net operating income for the periods indicated (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2007	2007	2007	2007	2008	2008	2008

Net operating income:
Investment properties	$88,980	$93,504	$94,538	$102,495	$102,321	$107,515	$112,200
Medical office buildings	16,512	17,524	20,450	20,150	22,076	21,865	22,351
Non-segment/corporate	249	332	562	384	210	115	575

Net operating income	$105,741	$111,360	$115,550	$123,029	$124,607	$129,495	$135,126

     Payment coverage. Payment coverage of the operators in our investment property portfolio continues to remain strong. Our overall payment coverage is at 1.99 times, which represents an improvement of three basis points from the prior year. The table below reflects our recent historical trends of portfolio coverage. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization and rent (but after imputed management fees) to contractual rent or interest due us.

	June 30, 2006		June 30, 2007		June 30, 2008
	CBMF	CAMF	CBMF	CAMF	CBMF	CAMF
Independent living/CCRCs	1.47x	1.25x	1.46x	1.26x	1.36x	1.15x
Assisted living facilities	1.51x	1.30x	1.59x	1.37x	1.56x	1.33x
Skilled nursing facilities	2.16x	1.55x	2.21x	1.60x	2.29x	1.68x
Specialty care facilities	3.18x	2.65x	2.57x	2.01x	2.39x	1.86x

Weighted averages	1.95x	1.53x	1.96x	1.52x	1.99x	1.54x
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
     The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Nine Months Ended		Change
	Sep. 30, 2008	Sep. 30, 2007	$	%
Cash and cash equivalents at beginning of period	$30,269	$36,216	$(5,947)	-16%
Cash provided from (used in) operating activities	267,810	201,112	66,698	33%
Cash provided from (used in) investing activities	(800,128)	(613,464)	(186,664)	30%
Cash provided from (used in) financing activities	520,322	407,576	112,746	28%

Cash and cash equivalents at end of period	$18,273	$31,440	$(13,167)	-42%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to an increase in net income, excluding gains on sales of properties and depreciation and amortization. The increase in net income is discussed below in “Results of Operations.”
     The following is a summary of our straight-line rent and above/below market lease amortization (dollars in thousands):

	Nine Months Ended		Change
	Sep. 30, 2008	Sep. 30, 2007	$	%
Gross straight-line rental income	$15,807	$12,664	$3,143	25%
Cash receipts due to real property sales	(1,896)	(2,670)	774	-29%
Prepaid rent receipts	(13,783)	(8,121)	(5,662)	70%
Amortization related to above (below) market leases, net	676	656	20	3%

	$804	$2,529	$(1,725)	-68%

     Gross straight-line rental income represents the non-cash difference between contractual cash rent due and the average rent recognized pursuant to Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”), for leases with fixed rental escalators, net of collectibility reserves. This amount is positive in the first half of a lease term (but declining every year due to annual increases in cash rent due) and is negative in the second half of a lease term. The increase in gross straight-line rental income is primarily due to an increase in the number of leases with fixed annual increases resulting from medical office building acquisitions completed subsequent to September 30, 2007. The fluctuation in cash receipts due to real property sales is attributable to the lack of straight-line rent receivable balances on properties sold during the nine months ended September 30, 2007. The increase in prepaid rent receipts is primarily due to the mix of real property acquisitions during the periods presented. We typically receive prepaid rent in connection with investment property acquisitions. As discussed below in “Investing Activities,” we had investment property acquisitions totaling $317,453,000 during the nine months ended September 30, 2008 as compared to $201,701,000 for the same period in 2007.
     Investing Activities. The changes in net cash used in investing activities are primarily attributable to net changes in real property and real estate loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Nine Months Ended
	Sep. 30, 2008		Sep. 30, 2007
	Properties	Amount	Properties	Amount
Real property acquisitions:
Independent living/CCRCs	2	$68,300	1	$43,000
Assisted living facilities	3	45,490	3	14,975
Skilled nursing facilities	1	11,360	8	122,875
Specialty care facilities	6	182,303	1	11,923
Medical office buildings	7	121,809	25	356,518
Land parcels	1	10,000		8,928

Total acquisitions	20	439,262	38	558,219
Less: Assumed debt		0		(160,001)
Assumed other assets (liabilities), net		(1,599)		(8,019)

Cash disbursed for acquisitions		437,663		390,199
Construction in progress additions		414,463		180,563
Capital improvements to existing properties		19,885		17,104

Total cash invested in real property		872,011		587,866

Real property dispositions:
Independent living/CCRCs	2	15,547		0
Assisted living facilities	20	106,740	9	55,788
Skilled nursing facilities	3	4,489	1	4,304
Specialty care facilities	1	6,781		0
Medical office buildings	1	8,735		0
Land parcels		73		3,073

Total dispositions	27	142,365	10	63,165
Less: Gain/(loss) on sales of real property		130,813		2,775
Extinguishment of other assets/(liabilities)		(113)		0
Seller financing on sales of real property		(64,771)		0

Proceeds from real property sales		208,294		65,940

Net cash investments in real property	(7)	$663,717	28	$521,926

Advances on real estate loans receivable:
Investments in new loans		$120,961		$106,213
Draws on existing loans		13,041		15,125

Total gross investments in real estate loans		134,002		121,338
Less: Seller financing on sales of real property		(59,649)		0

Net cash advances on real estate loans receivable		74,353		121,338
Receipts on real estate loans receivable:
Loan payoffs		8,815		38,095
Principal payments on loans		4,709		6,963

Total principal receipts on real estate loans		13,524		45,058

Net cash advances (receipts) on real estate loans receivable		$60,829		$76,280

     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common stock and dividend payments.
     For the nine months ended September 30, 2008, we had a net increase of $80,000,000 on our unsecured line of credit arrangement as compared to a net decrease of $80,000,000 for the same period in 2007. The changes in our senior unsecured notes are due to (i) the extinguishment of $42,330,000 of our 7.625% senior unsecured notes in March 2008; (ii) the issuance of $400,000,000 of our 4.75% convertible senior unsecured notes in July 2007; and (iii) the extinguishment of $52,500,000 of our 7.5% senior unsecured notes in July

2007. During the nine months ended September 30, 2008, we extinguished seven secured debt loans totaling $47,061,000 with a weighted-average interest rate of 6.759% and recognized extinguishment gains of $2,094,000. During the nine months ended September 30, 2007, we extinguished four secured debt loans totaling $20,506,000 with a weighted-average interest rate of 7.732%.
     The following is a summary of our common stock issuances (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
April 2007 public issuance	6,325,000	$44.01	$278,363	$265,294
2007 Dividend reinvestment plan issuances	1,254,851	41.54	52,123	52,123
2007 Option exercises	354,473	28.22	10,002	10,002

2007 Totals	7,934,324		$340,488	$327,419

March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
July 2008 public issuance	4,600,000	44.50	204,700	193,157
September 2008 public issuance	8,050,000	48.00	386,400	369,699
2008 Dividend reinvestment plan issuances	1,165,441	45.19	52,668	52,668
2008 Option exercises	111,395	29.14	3,246	3,246

2008 Totals	16,926,836		$771,334	$737,325

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
     The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	Sep. 30, 2008		Sep. 30, 2007
	Per Share	Amount	Per Share	Amount
Common Stock	$2.0200	$183,080	$1.6191	$129,088
Series D Preferred Stock	1.4766	5,906	1.4766	5,906
Series E Preferred Stock	1.1250	84	1.1250	84
Series F Preferred Stock	1.4297	10,008	1.4297	10,008
Series G Preferred Stock	1.4064	1,662	1.4064	2,953

Totals		$200,740		$148,039

Off-Balance Sheet Arrangements
     At September 30, 2008, we had four outstanding letter of credit obligations totaling $4,515,130 and expiring between 2009 and 2013. Please see Note 11 to our unaudited consolidated financial statements for additional information.
     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on the general trend in interest rates at the applicable dates, our perception of the future volatility of interest rates and our relative levels of variable rate debt and variable rate investments. As of September 30, 2008, we participated in two forward-starting interest rate swap agreements related to our long-term debt. Please see Note 10 to our unaudited consolidated financial statements for additional information.

Contractual Obligations
     The following table summarizes our payment requirements under contractual obligations as of September 30, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
Unsecured line of credit arrangement	$387,000	$0	$0	$387,000	$0
Senior unsecured notes (1)	1,845,000	0	0	250,000	1,595,000
Secured debt (1)	453,923	5,544	54,777	66,024	327,578
Contractual interest obligations	1,278,481	44,303	292,662	262,843	678,673
Capital lease obligations	0	0	0	0	0
Operating lease obligations	160,290	2,084	8,254	8,255	141,697
Purchase obligations	896,200	20,743	690,943	184,514	0
Other long-term liabilities	4,190	112	788	3,290	0

Total contractual obligations	$5,025,084	$72,786	$1,047,424	$1,161,926	$2,742,948

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
     At September 30, 2008, we had an unsecured line of credit arrangement with a consortium of seventeen banks in the amount of $1.15 billion, which is scheduled to expire on August 5, 2011. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (4.3% at September 30, 2008). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at September 30, 2008. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at September 30, 2008. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. At September 30, 2008, we had $387,000,000 outstanding under the unsecured line of credit arrangement and estimated total contractual interest obligations of $40,440,000. Contractual interest obligations are estimated based on the assumption that the balance of $387,000,000 at September 30, 2008 is constant until maturity at interest rates in effect at September 30, 2008.
     We have $1,845,000,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 4.75% to 8%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $1,094,787,000 at September 30, 2008. Additionally, we have secured debt with total outstanding principal of $453,923,000, collateralized by owned properties, with fixed annual interest rates ranging from 4.89% to 8.08%, payable monthly. The carrying values of the properties securing the debt totaled $786,901,000 at September 30, 2008. Total contractual interest obligations on secured debt totaled $143,254,000 at September 30, 2008.
     At September 30, 2008, we had operating lease obligations of $160,290,000 relating primarily to ground leases at certain of our properties and office space leases.
     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At September 30, 2008, we had outstanding construction financings of $497,673,000 for leased properties and were committed to providing additional financing of approximately $877,561,000 to complete construction. At September 30, 2008, we had contingent purchase obligations totaling $18,639,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.
     Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and certain non-compete agreements. We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the Company are anticipated for the 2008 fiscal year. Benefit payments are expected to total $3,290,000 during the next five fiscal years and no benefit payments are expected to occur during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $2,274,000 and $1,915,000 at September 30, 2008 and December 31, 2007, respectively.
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

Capital Structure
     As of September 30, 2008, we had stockholders’ equity of $3,201,556,000 and a total outstanding debt balance of $2,686,455,000, which represents a debt to total book capitalization ratio of 46%. Our ratio of debt to market capitalization was 32% at September 30, 2008. For the nine months ended September 30, 2008, our interest coverage ratio was 4.14 to 1.00. For the nine months ended September 30, 2008, our fixed charge coverage ratio was 3.45 to 1.00. Also, at September 30, 2008, we had $18,273,000 of cash and cash equivalents, $83,189,000 of restricted cash and $763,000,000 of available borrowing capacity under our unsecured line of credit arrangement. During the nine months ended September 30, 2008, we completed three public offerings of 15,650,000 shares of common stock with net proceeds of approximately $681,411,000.
     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2008, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services. However, under our unsecured line of credit arrangement, these ratings on our senior unsecured notes are used to determine the fees and interest charged.
     As of October 31, 2008, our senior unsecured notes were rated Baa2 (stable), BBB- (stable) and BBB (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
     On May 12, 2006, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of October 31, 2008, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,760,247 shares of common stock. As of October 31, 2008, 8,335,408 shares of common stock remained available for issuance under this registration statement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.
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

	Three Months Ended				Change			Nine Months Ended				Change
	Sep. 30, 2008		Sep. 30, 2007		Amount		%	Sep. 30, 2008		Sep. 30, 2007		Amount		%
Net income available to common stockholders	$54,792		$24,529		$30,263		123%	$241,857		$73,504		$168,353		229%
Funds from operations	83,776		63,830		19,946		31%	231,677		180,018		51,659		29%
EBITDA	137,723		107,546		30,177		28%	488,315		306,634		181,681		59%
Net operating income	135,126		115,550		19,576		17%	389,229		332,651		56,578		17%

Per share data (fully diluted):
Net income available to common stockholders	$0.57		$0.30		$0.27		90%	$2.65		$0.94		$1.71		182%
Funds from operations	0.87		0.79		0.08		10%	2.54		2.30		0.24		10%

Interest coverage ratio	3.42	x	2.81	x	0.61	x	22%	4.14	x	2.82	x	1.32	x	47%
Fixed charge coverage ratio	2.86	x	2.31	x	0.55	x	24%	3.45	x	2.30	x	1.15	x	50%
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
     Investment Properties
     The following is a summary of our results of operations for the investment properties segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2008	Sep. 30, 2007	$	%	Sep. 30, 2008	Sep. 30, 2007	$	%
Revenues:
Rental income	$98,411	$81,092	$17,319	21%	$276,146	$234,365	$41,781	18%
Interest income	10,910	5,947	4,963	83%	29,177	17,673	11,504	65%
Other income	1,219	637	582	91%	4,048	2,792	1,256	45%

	110,540	87,676	22,864	26%	309,371	254,830	54,541	21%

Expenses:
Interest expense	1,514	325	1,189	366%	2,500	726	1,774	244%
Depreciation and amortization	28,449	24,185	4,264	18%	78,143	70,021	8,122	12%
Gain on extinguishment of debt	(768)	0	(768)	n/a	(808)	0	(808)	n/a

	29,195	24,510	4,685	19%	79,835	70,747	9,088	13%

Income from continuing operations before income taxes	81,345	63,166	18,179	29%	229,536	184,083	45,453	25%
Income tax expense	0	0	0	n/a	(1,351)	293	(1,644)	n/a

Income from continuing operations	81,345	63,166	18,179	29%	228,185	184,376	43,809	24%
Discontinued operations:
Gain (loss) on sales of properties	13,680	766	12,914	1686%	131,874	2,775	129,099	4652%
Income (loss) from discontinued operations, net	1,082	2,793	(1,711)	-61%	6,289	8,788	(2,499)	-28%

Discontinued operations, net	14,762	3,559	11,203	315%	138,163	11,563	126,600	1095%

Net income	$96,107	$66,725	$29,382	44%	$366,348	$195,939	$170,409	87%

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
     Interest expense for the nine months ended September 30, 2008 represents $5,500,000 of secured debt interest expense offset by interest allocated to discontinued operations. Interest expense for the nine months ended September 30, 2007 represents $6,747,000 of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the nine months ended September 30, 2008, we extinguished four investment property secured debt loans and recognized extinguishment gains of $808,000. The following is a summary of our investment property secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$105,910	6.994%	$115,935	6.999%	$114,543	7.000%	$129,617	7.134%
Debt extinguished	(10,358)	6.980%	0		(17,821)	7.022%	(12,083)	8.421%
Principal payments	(660)	6.972%	(690)	6.972%	(1,830)	6.973%	(2,289)	7.120%

Ending balance	$94,892	6.996%	$115,245	6.999%	$94,892	6.996%	$115,245	6.999%

Monthly averages	$100,395	6.995%	$115,593	6.999%	$106,814	6.996%	$124,730	7.095%

     Depreciation and amortization increased primarily as a result of additional investments in properties owned directly by us. See the discussion of investing activities in “Liquidity and Capital Resources” above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
     At September 30, 2008, we had ten assisted living facilities that satisfied the requirements of Statement No. 144 for held for sale treatment. We did not recognize any impairment losses on these assets as the fair value less estimated costs to sell exceeded our carrying values. During the nine months ended September 30, 2008, we sold 20 assisted living facilities, two independent living facilities, three skilled nursing facilities, one specialty care facility and one parcel of land with carrying values of $135,584,000 for net gains of $131,874,000 and a deferred gain of $3,708,000. The following illustrates the reclassification impact as a result of classifying these investment properties as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$1,660	$6,863	$12,666	$22,193

Expenses:
Interest expense	337	1,800	3,000	6,021
Provision for depreciation	241	2,270	3,377	7,384

Income (loss) from discontinued operations, net	$1,082	$2,793	$6,289	$8,788

     During the three months ended December 31, 2007, we recognized $3,900,000 of additional other income related to the payoff of a warrant equity investment. During the nine months ended September 30, 2008, we determined that $1,325,000 of income taxes were due in connection with that investment gain.
     Medical Office Buildings
     The following is a summary of our results of operations for the medical office buildings segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2008	Sep. 30, 2007	$	%	Sep. 30, 2008	Sep. 30, 2007	$	%
Revenues:
Rental income	$33,720	$30,507	$3,213	11%	$99,544	$79,942	$19,602	25%
Other income	261	0	261	n/a	708	0	708	n/a

	33,981	30,507	3,474	11%	100,252	79,942	20,310	25%

Expenses:
Interest expense	5,292	6,562	(1,270)	-19%	16,069	16,373	(304)	-2%
Property operating expenses	11,761	10,333	1,428	14%	34,330	25,997	8,333	32%
Depreciation and amortization	12,926	13,319	(393)	-3%	39,150	31,706	7,444	23%
Loan expense	79	91	(12)	-13%	255	247	8	3%
Gain on extinguishment of debt	0	0	0	n/a	(1,286)	0	(1,286)	n/a

	30,058	30,305	(247)	-1%	88,518	74,323	14,195	19%

Income from continuing operations before income taxes and minority interests	3,923	202	3,721	1842%	11,734	5,619	6,115	109%
Income tax (expense) benefit	(4)	0	(4)	n/a	(49)	12	(61)	n/a

Income from continuing operations before minority interests	3,919	202	3,717	1840%	11,685	5,631	6,054	108%
Minority interests	(1)	(121)	120	-99%	(128)	(407)	279	-69%

Income from continuing operations	3,918	81	3,837	4737%	11,557	5,224	6,333	121%

Discontinued operations:
Net loss on sales of properties	(1,061)	0	(1,061)	n/a	(1,061)	0	(1,061)	n/a
Income (loss) from discontinued operations, net	12	(149)	161	n/a	0	(18)	18	-100%

	(1,049)	(149)	(900)	604%	(1,061)	(18)	(1,043)	5794%

Net income	$2,869	$(68)	$2,937	n/a	$10,496	$5,206	$5,290	102%

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
     Interest expense for the nine months ended September 30, 2008 represents $16,216,000 of secured debt interest expense offset by interest allocated to discontinued operations. Interest expense for the nine months ended September 30, 2007 represents $13,853,000 of secured debt interest expense plus $2,644,000 of interest expense related to the subsidiary trust liability offset by interest allocated to discontinued operations. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the nine months ended September 30, 2008, we extinguished three medical office building secured debt loans and recognized extinguishment gains of $1,286,000. The following is a summary of our medical office building secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$360,451	5.795%	$384,501	5.877%	$392,430	5.854%	$248,783	5.939%
Debt assumed	0		13,622	5.700%	0		159,958	5.814%
Debt extinguished	0		0		(29,239)	6.600%	(8,423)	6.742%
Principal payments	(1,420)	5.749%	(1,319)	5.828%	(4,160)	5.736%	(3,514)	5.900%

Ending balance	$359,031	5.795%	$396,804	5.871%	$359,031	5.795%	$396,804	5.871%

Monthly averages	$359,732	5.795%	$387,241	5.876%	$368,627	5.804%	$318,274	5.903%
     Additionally, at September 30, 2007, we had $51,000,000 of trust preferred liability principal outstanding with a fixed annual interest rate of 7.22%. On November 6, 2007, we purchased all $50,000,000 of the outstanding trust preferred securities at par for the purpose of unwinding this financing arrangement and extinguishing the liability of the operating partnership to the subsidiary trust. For further information, please refer to Note 8 included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     The increase in property operating expenses is primarily attributable to the acquisition of new medical office buildings for which we incur certain property operating expenses offset by property operating expenses associated with discontinued operations.
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
     During the nine months ended September 30, 2008, we sold one medical office building with a carrying value of $6,781,000 for a loss of $1,061,000. The following illustrates the reclassification impact as a result of classifying this medical office building as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$238	$368	$650	$794

Expenses:
Interest expense	45	61	147	124
Property operating expenses	107	93	279	254
Provision for depreciation	74	363	224	434

Income (loss) from discontinued operations, net	$12	$(149)	$0	$(18)

     Non-Segment/Corporate
     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2008	Sep. 30, 2007	$	%	Sep. 30, 2008	Sep. 30, 2007	$	%
Revenues:
Other income	$575	$562	$13	2%	$899	$1,143	$(244)	-21%

	575	562	13	2%	899	1,143	(244)	-21%

Expenses:
Interest expense	26,722	26,334	388	1%	79,739	77,464	2,275	3%
General and administrative	10,789	8,649	2,140	25%	33,693	28,385	5,308	19%
Loan expense	1,675	1,413	262	19%	5,024	3,759	1,265	34%

	39,186	36,396	2,790	8%	118,456	109,608	8,848	8%

Net loss from continuing operations before income taxes	(38,611)	(35,834)	(2,777)	8%	(117,557)	(108,465)	(9,092)	8%
Income tax (expense) benefit	157	23	134	583%	230	(224)	454	n/a

Net loss	(38,454)	(35,811)	(2,643)	7%	(117,327)	(108,689)	(8,638)	8%
Preferred stock dividends	5,730	6,317	(587)	-9%	17,660	18,952	(1,292)	-7%

Net loss attributable to common stockholders	$(44,184)	$(42,128)	$(2,056)	5%	$(134,987)	$(127,641)	$(7,346)	6%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.
     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2008	Sep. 30, 2007	$	%	Sep. 30, 2008	Sep. 30, 2007	$	%
Senior unsecured notes	$26,515	$26,951	$(436)	-2%	$80,218	$74,295	$5,923	8%
Unsecured lines of credit	5,098	2,647	2,451	93%	14,722	11,280	3,442	31%
Capitalized interest	(6,364)	(3,162)	(3,202)	101%	(16,594)	(8,058)	(8,536)	106%
SWAP losses (savings)	1,473	(102)	1,575	n/a	1,393	(52)	1,445	n/a

Totals	$26,722	$26,334	388	1%	$79,739	$77,465	$2,274	3%

     The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments. Additionally, as a result of management’s revised debt issuance timing expectation for our September 2007 Swaps, $1,633,000 of ineffectivesness was reclassified from AOCI to interest expense during the three months ended September 30, 2008. Please see Note 10 to our unaudited consolidated financial statements for additional information. The following is a summary of our senior unsecured note principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
	Face	Weighted Avg.	Face	Weighted Avg.	Face	Weighted Avg.	Face	Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,845,000	5.782%	$1,539,830	6.159%	$1,887,330	5.823%	$1,539,830	6.159%
Debt issued	0		400,000	4.750%	0		400,000	4.750%
Principal payments	0		(52,500)	7.500%	(42,330)	7.625%	(52,500)	7.500%

Ending balance	$1,845,000	5.782%	$1,887,330	5.823%	$1,845,000	5.782%	$1,887,330	5.823%

Monthly averages	$1,845,000	5.782%	$1,813,580	5.907%	$1,863,141	5.800%	$1,649,330	6.048%
     The change in interest expense on the unsecured line of credit arrangement is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. The following is a summary of our unsecured line of credit arrangement (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance outstanding at quarter end	$387,000	$145,000	$387,000	$145,000
Maximum amount outstanding at any month end	$701,000	$145,000	$744,000	$381,000
Average amount outstanding (total of daily principal balances divided by days in period)	$577,717	$142,392	$509,307	$218,607
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	3.53%	7.43%	3.85%	6.88%
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
     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three and nine months ended September 30, 2008 were 7.34% and 7.95%, respectively, as compared with 6.87% and 7.91% for the same periods in 2007. The increase from 2007 is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.
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
     The change in preferred dividends is primarily attributable to preferred stock conversions. The following is a summary of our preferred stock activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	12,048,839	7.688%	13,174,989	7.672%	12,879,189	7.676%	13,174,989	7.672%
Shares converted	(127,780)	7.500%	0		(958,130)	7.500%	0

Ending balance	11,921,059	7.690%	13,174,989	7.672%	11,921,059	7.690%	13,174,989	7.672%

Monthly averages	11,953,449	7.689%	13,174,989	7.672%	12,323,623	7.684%	13,174,989	7.672%

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
     In April 2002, the Financial Accounting Standards Board issued Statement No. 145 that requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. We adopted the standard effective January 1, 2003. We have properly reflected gains on extinguishment of debt totaling $768,000 ($0.01 per diluted share), $1,326,000 ($0.02 per diluted share) and $1,081,000 ($0.01 per diluted share) for the quarters ended September 30, 2008, March 31, 2008 and December 31, 2007, respectively. These amounts have not been added back for the calculations of FFO or EBITDA.
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
     Other than Adjusted EBITDA, our supplemental measures are financial measures that are widely used by investors, equity and debt analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. Management uses these financial measures to facilitate internal and external comparisons to our historical operating results and in making operating decisions. Additionally, these measures are utilized by the Board of Directors to evaluate management. Adjusted EBITDA is used solely to determine our compliance with a financial covenant of our line of credit arrangement and is not being presented for use by investors for any other purpose. None of our supplemental measures represent net income or cash flow provided from operating activities as determined in accordance with U.S. GAAP and should not be considered as alternative measures of profitability or liquidity. Finally, the supplemental measures, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts or other companies. Multi-period amounts may not equal the sum of the individual quarterly amounts due to rounding.

     The table below reflects the reconciliation of FFO to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization include provisions for depreciation and amortization from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2007	2007	2007	2007	2008	2008	2008

FFO Reconciliation:
Net income available to common stockholders	$23,356	$25,620	$24,529	$42,768	$30,452	$156,613	$54,792
Depreciation and amortization	33,860	35,547	40,137	40,081	39,574	39,630	41,690
Loss (gain) on sales of properties	(977)	(1,033)	(766)	(11,662)	(26)	(118,168)	(12,619)
Minority interests	(32)	(155)	(70)	(88)	(87)	(87)	(87)

Funds from operations	$56,207	$59,979	$63,830	$71,099	$69,913	$77,988	$83,776

Average common shares outstanding:
Basic	73,224	79,060	80,710	82,346	86,100	89,294	96,040
Diluted	73,791	79,546	81,163	82,784	86,610	89,853	96,849

Per share data:
Net income available to common stockholders
Basic	$0.32	$0.32	$0.30	$0.52	$0.35	$1.75	$0.57
Diluted	0.32	0.32	0.30	0.52	0.35	1.74	0.57

Funds from operations
Basic	$0.77	$0.76	$0.79	$0.86	$0.81	$0.87	$0.87
Diluted	0.76	0.75	0.79	0.86	0.81	0.87	0.87

	Nine Months Ended
	September 30,	September 30,
	2007	2008

FFO Reconciliation:
Net income available to common stockholders	$73,504	$241,857
Depreciation and amortization	109,545	120,894
Loss (gain) on sales of properties	(2,775)	(130,813)
Minority interests	(256)	(261)

Funds from operations	$180,018	$231,677

Average common shares outstanding:
Basic	77,686	90,500
Diluted	78,234	91,121

Per share data:
Net income available to common stockholders
Basic	$0.95	$2.67
Diluted	0.94	2.65

Funds from operations
Basic	$2.32	$2.56
Diluted	2.30	2.54

     The table below reflects the reconciliation of NOI for the periods presented. All amounts include amounts from discontinued operations, if applicable. Amounts are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2007	2007	2007	2007	2008	2008	2008

NOI Reconciliation:
Total revenues:
Investment properties:
Rental income:
Independent living/CCRCs	$9,387	$9,477	$11,765	$12,443	$13,414	$14,881	$18,545
Assisted living facilities	25,750	25,345	28,734	28,646	30,228	31,071	28,189
Skilled nursing facilities	41,011	44,713	40,970	41,025	40,100	40,260	40,687
Specialty care facilities	6,340	6,581	6,485	7,012	8,191	10,595	12,650

Investment property rental income	82,488	86,116	87,954	89,126	91,933	96,807	100,071
Interest income	5,149	6,576	5,947	8,151	9,092	9,175	10,910
Other income	1,343	812	637	5,218	1,296	1,533	1,219

Total investment property revenues	88,980	93,504	94,538	102,495	102,321	107,515	112,200
Medical office buildings:
Rental income	23,680	26,181	30,876	30,877	33,233	33,003	33,958
Other income	0	0	0	497	210	237	261

Total medical office building revenues	23,680	26,181	30,876	31,374	33,443	33,240	34,219
Corporate other income	249	332	562	384	210	115	575

Total revenues	112,909	120,017	125,976	134,253	135,974	140,870	146,994
Property operating expenses:
Investment properties	0	0	0	0	0	0	0
Medical office buildings	7,168	8,657	10,426	11,224	11,367	11,375	11,868
Non-segment/corporate	0	0	0	0	0	0	0

Total property operating expenses	7,168	8,657	10,426	11,224	11,367	11,375	11,868
Net operating income:
Investment properties	88,980	93,504	94,538	102,495	102,321	107,515	112,200
Medical office buildings	16,512	17,524	20,450	20,150	22,076	21,865	22,351
Non-segment/corporate	249	332	562	384	210	115	575

Net operating income	$105,741	$111,360	$115,550	$123,029	$124,607	$129,495	$135,126

	Nine Months Ended
	September 30,	September 30,
	2007	2008

NOI Reconciliation:
Total revenues:
Investment properties:
Rental income:
Independent living/CCRCs	$30,629	$46,841
Assisted living facilities	79,829	89,488
Skilled nursing facilities	126,694	121,047
Specialty care facilities	19,405	31,436

Investment property rental income	256,557	288,812
Interest income	17,673	29,177
Other income	2,792	4,048

Total investment property revenues	277,022	322,037
Medical office buildings:
Rental income	80,737	100,194
Other income	0	708

Total medical office building revenues	80,737	100,902
Corporate other income	1,143	899

Total revenues	358,902	423,838
Property operating expenses:
Investment properties	0	0
Medical office buildings	26,251	34,609
Non-segment/corporate	0	0

Total property operating expenses	26,251	34,609
Net operating income:
Investment properties	277,022	322,037
Medical office buildings	54,486	66,293
Non-segment/corporate	1,143	899

Net operating income	$332,651	$389,229

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Amortization represents the amortization of deferred loan expenses. Dollars are in thousands.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,		September 30,
	2007		2007		2007		2007		2008		2008		2008

EBITDA Reconciliation:
Net income	$29,673		$31,937		$30,846		$48,947		$36,599		$162,397		$60,522
Interest expense	31,999		33,624		35,082		35,593		34,345		33,199		33,910
Income tax expense (benefit)	11		(69)		(23)		269		1,279		44		(153)
Depreciation and amortization	33,860		35,547		40,137		40,081		39,574		39,630		41,690
Amortization of deferred loan expenses	1,267		1,236		1,504		1,971		1,772		1,753		1,754

EBITDA	$96,810		$102,275		$107,546		$126,861		$113,569		$237,023		$137,723

Interest Coverage Ratio:
Interest expense	$31,999		$33,624		$35,082		$35,593		$34,345		$33,199		$33,910
Capitalized interest	2,327		2,570		3,162		4,468		5,167		5,063		6,364

Total interest	34,326		36,194		38,244		40,061		39,512		38,262		40,274
EBITDA	$96,810		$102,275		$107,546		$126,861		$113,569		$237,023		$137,723

Interest coverage ratio	2.82	x	2.83	x	2.81	x	3.17	x	2.87	x	6.19	x	3.42	x

Fixed Charge Coverage Ratio:
Total interest	$34,326		$36,194		$38,244		$40,061		$39,512		$38,262		$40,274
Secured debt principal payments	1,894		1,900		2,009		2,147		2,093		1,817		2,080
Preferred dividends	6,317		6,317		6,317		6,179		6,147		5,784		5,730

Total fixed charges	42,537		44,411		46,570		48,387		47,752		45,863		48,084
EBITDA	$96,810		$102,275		$107,546		$126,861		$113,569		$237,023		$137,723

Fixed charge coverage ratio	2.28	x	2.30	x	2.31	x	2.62	x	2.38	x	5.17	x	2.86	x

	Nine Months Ended
	September 30,		September 30,
	2007		2008

EBITDA Reconciliation:
Net income	$92,456		$259,517
Interest expense	100,708		101,455
Tax expense (benefit)	(81)		1,170
Depreciation and amortization	109,545		120,894
Amortization of deferred loan expenses	4,006		5,279

EBITDA	$306,634		$488,315

Interest Coverage Ratio:
Interest expense	$100,708		$101,455
Capitalized interest	8,058		16,594

Total interest	108,766		118,049
EBITDA	$306,634		$488,315

Interest coverage ratio	2.82	x	4.14	x

Fixed Charge Coverage Ratio:
Total interest	$108,766		$118,049
Secured debt principal payments	5,803		5,990
Preferred dividends	18,952		17,660

Total fixed charges	133,521		141,699
EBITDA	$306,634		$488,315

Fixed charge coverage ratio	2.30	x	3.45	x

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Amortization represents the amortization of deferred loan expenses. Dollars are in thousands.

	Twelve Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,		September 30,
	2007		2007		2007		2007		2008		2008		2008

Adjusted EBITDA Reconciliation:
Net income	$107,445		$111,381		$115,414		$141,402		$148,329		$278,789		$308,465
Interest expense	104,595		115,132		125,940		136,302		138,644		138,219		137,047
Income tax expense (benefit)	93		12		(81)		188		1,456		1,569		1,439
Depreciation and amortization	108,162		119,578		135,189		149,626		155,339		159,422		160,975
Amortization of deferred loan expenses	3,812		4,341		5,063		5,977		6,483		7,000		7,250
Stock-based compensation expense	7,643		8,081		8,543		7,050		7,723		7,853		8,024
Provision for loan losses	750		500		250		0		0		0		0
Loss (gain) on extinguishment of debt	0		0		0		(1,081)		(2,407)		(2,407)		(3,175)

Adjusted EBITDA	$332,500		$359,025		$390,318		$439,464		$455,567		$590,445		$620,025

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$104,595		$115,132		$125,940		$136,302		$138,644		$138,219		$137,047
Capitalized interest	6,596		8,257		10,035		12,526		15,367		17,860		21,062
Secured debt principal payments	4,284		5,416		6,652		7,950		8,149		8,079		8,137
Preferred dividends	22,447		23,431		24,415		25,130		24,960		24,427		23,840

Total fixed charges	137,922		152,236		167,042		181,908		187,120		188,585		190,086
Adjusted EBITDA	$332,500		$359,025		$390,318		$439,464		$455,567		$590,445		$620,025

Adjusted fixed charge coverage	2.41	x	2.36	x	2.34	x	2.42	x	2.43	x	3.13	x	3.26	x

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

As a result of our quarterly evaluation, we concluded that the allowance for loan losses at December 31, 2007 remained appropriate as of September 30, 2008, resulting in an allowance for loan losses of $7,406,000 relating to loans with outstanding balances of $116,192,000. Also at September 30, 2008, we had loans with outstanding balances of $39,190,000 on non-accrual status.

Nature of Critical	Assumptions/Approach
Accounting Estimate	Used

Business Combinations

Substantially all of the properties owned us are leased under operating leases and recorded at cost. The cost of our real property is allocated to land, buildings, improvements and intangibles in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.
We compute depreciation and amortization on our properties using the straight-line method based on their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. Lives for intangibles are based on the remaining term of the underlying leases.

For the nine months ended September 30, 2008, we recorded $98,951,000, $12,348,000 and $9,595,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 32.3 years, 13.1 years and 6.4 years, respectively, for the nine months ended September 30, 2008.

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

We did not record any impairment charges for the nine months ended September 30, 2008.

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
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At September 30, 2008, we participated in two forward-starting interest rate swap agreements. At September 30, 2008, the swaps were reported at their fair value of negative $13,588,000 and are included in other liabilities and accumulated other comprehensive income.

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

For the nine months ended September 30, 2008, we recognized $29,177,000 of interest income and $389,006,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $15,679,000 as compared to gross straight-line rental income recognized of $15,807,000 for the nine months ended September 30, 2008. At September 30, 2008, our straight-line receivable balance was $53,121,000, net of reserves totaling $1,152,000. Also at September 30, 2008, we had loans with outstanding balances of $39,190,000 on non-accrual status.
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

	September 30, 2008		December 31, 2007
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$1,845,000	$(140,179)	$1,887,330	$(96,726)

Secured debt	453,923	(18,570)	492,741	(24,530)

Totals	$2,298,923	$(158,749)	$2,380,071	$(121,256)

          On September 12, 2007, we entered into two forward-starting interest rate swaps (the “September 2007 Swaps”) for a total notional amount of $250,000,000 to hedge 10 years of interest payments associated with a long-term borrowing that is expected to occur in 2008. During the three months ended September 30, 2008, management revised the expected timing of the debt issuance to 2009. The September 2007 Swaps each have an effective date of September 12, 2008 and a maturity date of September 12, 2018. We expect to settle the September 2007 Swaps when the forecasted debt is priced. The September 2007 Swaps have the economic effect of fixing $250,000,000 of our future debt at 4.469% plus a credit spread for 10 years. The September 2007 Swaps have been designated as cash flow hedges and we expect the September 2007 Swaps to be highly effective at offsetting changes in cash flows of interest payments on $250,000,000 of our future debt due to changes in the LIBOR swap rate. Therefore, effective changes in the fair value of the September 2007 Swaps will be recorded in accumulated other comprehensive income (“AOCI”) and reclassified to interest expense when the hedged forecasted transactions affect earnings (as interest payments are made on the expected debt issuance). As a result of the revised debt issuance timing, $1,633,000 of ineffectiveness was reclassified from AOCI to interest expense during the three months ended September 30, 2008. At September 30, 2008, the September 2007 Swaps were reported at their fair value of $13,588,000 in other liabilities with the effective portion of $11,623,000 recorded in AOCI. A 1% increase in interest rates would result in an increase in fair value of our September 2007 Swaps by approximately $5,705,000 at September 30, 2008. At December 31, 2007, the September 2007 Swaps were reported at their fair value of negative $7,990,000 and were included in other liabilities and AOCI. A 1% increase in interest rates would result in an increase in fair value of our September 2007 Swaps by approximately $10,871,000 at December 31, 2007.
          Our variable rate debt, including our unsecured line of credit arrangement, is reflected at fair value. At September 30, 2008, we had $387,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $3,870,000. At December 31, 2007, we had $321,232,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $3,212,000.
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

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the Plans or
Period	Purchased (1)	Paid Per Share	Plans or Programs (2)	Programs
July 1, 2008 through July 31, 2008	770	$44.95
August 1, 2008 through August 31, 2008
September 1, 2008 through September 30, 2008
Totals	770	$44.95

(1)	During the three months ended September 30, 2008, the only securities purchased by the Company were shares of common stock held by employees who tendered owned shares to satisfy the tax withholding on the lapse of certain restrictions on restricted stock.

(2)	No shares were purchased as part of publicly announced plans or programs.

Item 6. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.
Date: November 5, 2008	By:	/s/ George L. Chapman
George L. Chapman,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2008	By:	/s/ Scott A. Estes
Scott A. Estes,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2008	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.,
Vice President and Controller (Principal Accounting Officer)