Form 10-K
period 2008-12-31
HEALTH CARE REIT INC /DE/
filed 2009-03-02
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,010,810,766.

As of February 16, 2009, there were 110,736,958 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 7, 2009, are incorporated by reference into Part III.

HEALTH CARE REIT, INC.
2008 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	28
Item 1B.	Unresolved Staff Comments	35
Item 2.	Properties	36
Item 3.	Legal Proceedings	39
Item 4.	Submission of Matters to a Vote of Security Holders	39

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	40
Item 6.	Selected Financial Data	42
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	69
Item 8.	Financial Statements and Supplementary Data	71
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	107
Item 9A.	Controls and Procedures	107
Item 9B.	Other Information	109

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	109
Item 11.	Executive Compensation	109
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	109
Item 13.	Certain Relationships and Related Transactions and Director Independence	109
Item 14.	Principal Accountant Fees and Services	109

PART IV
Item 15.	Exhibits and Financial Statement Schedules	110
EX-10.6
EX-10.8
EX-10.10
EX-10.11
EX-10.12
EX-10.14
EX-10.15(A)
EX-21
EX-23
EX-24.1
EX-24.2
EX-24.3
EX-24.4
EX-24.5
EX-24.6
EX-24.7
EX-24.8
EX-24.9
EX-24.10
EX-24.11
EX-24.12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.	Business

General

Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is a real estate investment trust (“REIT”) that invests in senior housing and health care real estate. We also provide an extensive array of property management and development services. As of December 31, 2008, our broadly diversified portfolio consisted of 633 properties in 39 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on the Internet at www.hcreit.com.

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

Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and complete construction projects in process. We also anticipate evaluating opportunities to finance future investments. New investments are generally funded from temporary borrowings under our unsecured line of credit arrangement, internally generated cash and the proceeds from sales of real property. Our investments generate internal cash from rent and interest receipts and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under the unsecured line of credit arrangement, has historically been provided through a combination of public and private offerings of debt and equity securities and the incurrence or assumption of secured debt.

References herein to “we,” “us,” “our” or the “Company” refer to Health Care REIT, Inc. and its subsidiaries unless specifically noted otherwise.

Portfolio of Properties

The following table summarizes our portfolio as of December 31, 2008:

	Investments	Percentage of	Number of	# Beds/Units	Investment per
Type of Property	(In thousands)	Investments	Properties	or Sq. Ft.	metric (1)	States

Independent living/CCRCs	$1,105,460	18.9%	63	7,544 units	$170,861 per unit	20
Assisted living facilities	1,173,748	20.0%	186	11,297 units	116,625 per unit	30
Skilled nursing facilities	1,583,084	27.0%	225	30,669 beds	52,420 per bed	27
Specialty care facilities	619,670	10.6%	31	1,911 beds	463,039 per bed	13
Medical office buildings	1,379,717	23.5%	128	5,604,802 sq. ft.	266 per sq. ft.	23

Totals	$5,861,679	100.0%	633

(1)	Investment per metric was computed by using the total investment amount of $6,590,957,000 which includes real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $5,861,679,000 and $729,278,000, respectively.

Property Types

Our primary property types include investment properties and medical office buildings. Under the investment property segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases. We are not involved in the management of the property. Our primary investment property types include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and specialty care facilities. Under the medical office building segment, our properties are typically leased to tenants under gross leases, modified gross leases or triple-net leases, to multiple tenants, and generally require a certain level of property management. Our properties include stand-alone facilities that provide one level of service, combination facilities that provide multiple levels of service, and communities or campuses that provide a wide range of services. The following is a summary of our various property types.

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

Specialty Care Facilities

Our specialty care facilities generally include acute care hospitals, long-term acute care hospitals and other similar properties. Acute care hospitals provide a wide range of inpatient and outpatient services, including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Long-term acute care hospitals provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Other specialty care facilities typically provide specialized inpatient and outpatient care for specific illnesses or diseases, including, among others, orthopedic and neurologic care.

Medical Office Buildings

Medical office buildings are office and clinic facilities, often located near hospitals or on hospital campuses, specifically constructed and designed for use by physicians and other health care personnel to provide services to their patients. They may also include ambulatory surgery centers that are used for general or specialty surgical procedures not requiring an overnight stay in a hospital. Medical office buildings typically contain sole and group physician practices and may provide laboratory and other patient services.

Investments

We invest in senior housing and health care real estate. We diversify our investment portfolio by property type, operator/tenant and geographic location. In determining whether to invest in a property, we focus on the following: (1) the experience of the obligor’s management team; (2) the historical and projected financial and operational performance of the property; (3) the credit of the obligor; (4) the security for the lease or loan; and (5) the capital committed to the property by the obligor. We conduct market research and analysis for all potential investments. In addition, we review the value of all properties, the interest rates and covenant requirements of any debt to be assumed and the anticipated sources of repayment of any existing debt that is not to be assumed.

We monitor our investments through a variety of methods determined by the type of property and obligor. Our asset management process for investment properties generally includes review of monthly financial statements and other operating data for each property, periodic review of obligor creditworthiness, periodic property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. We actively manage and monitor substantially all of our medical office buildings’ performance with a comprehensive property management system including property management, leasing and maintenance personnel employed by the Company. This property management system monitors tenant relations, tenant expirations, tenant mix of health service providers, hospital/health system relationships, property performance, capital improvement needs and market conditions among other things. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks.

Through asset management and research, we evaluate the operating environment in each property’s market to determine whether payment risk is likely to increase. When we identify unacceptable levels of payment risk, we seek to mitigate, eliminate or transfer the risk. We categorize the risk as obligor, property or market risk. For obligor risk, we typically find a substitute operator/tenant to run the property. For property risk, we usually work with the operator/tenant to institute property-level management changes to address the risk. Finally, for market risk, we often encourage an obligor to change its capital structure, including refinancing the property or raising additional equity. Through these asset management and research efforts, we are generally able to intervene at an early stage to address payment risk, and in so doing, support both the collectability of revenue and the value of our investment.

Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders.

Segment Reporting

Our business consists of two business segments — investment properties and medical office buildings. For additional information regarding business segments, see Note 19 to our audited consolidated financial statements.

Investment Properties

Real Property.  Our investment properties are those in which we do not participate in the management of the property and are primarily land, building, improvements and related rights that are leased to operators under long-term operating leases. The net value of our investment properties (excluding construction in progress) aggregated approximately $3,456,430,000 at December 31, 2008. The leases generally have a fixed contractual term of 12 to 15 years and contain one or more five to 15-year renewal options. Most of our rents are received under triple-net leases requiring the operator to pay rent and all additional charges incurred in the operation of the leased property. The tenants are required to repair, rebuild and maintain the leased properties. Substantially all of these operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.

At December 31, 2008, 85% of our investment properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. This bundling feature benefits us because the tenant cannot limit the purchase or renewal to the better performing properties and terminate the leasing arrangement with respect to the poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature may provide a similar advantage if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject each of its leases. It is our intent that a tenant in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.

Construction.  We currently provide for the construction of properties for tenants as part of long-term operating leases. We capitalize certain interest costs associated with funds used to pay for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a transaction fee at the commencement of construction which we defer and amortize to income over the term of the resulting lease. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a Company representative. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guaranties. At December 31, 2008, we had outstanding construction investments of $542,647,000 and were committed to providing additional funds of approximately $617,070,000 to complete construction for investment properties.

Real Estate Loans.  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees and are generally secured by a first, second or third mortgage lien, leasehold mortgage, corporate guaranties and/or personal guaranties. At December 31, 2008, we had outstanding real estate loans of $482,885,000. The interest yield averaged approximately 8.52% per annum on our outstanding real estate loan balances. Our yield on real estate loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The real estate loans outstanding at December 31, 2008 are generally subject to three to 20-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term. Typically, real estate loans are cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.

Medical Office Buildings

Our medical office buildings primarily consist of multi-tenant properties leased to health care providers. Management of these properties is provided by our Management Services Group. Leases with our tenants are primarily triple net leases that require the tenants to pay their proportionate share of operating expenses. Other lease types with our tenants are gross or modified gross leases, where all or a portion of our operating expenses are not reimbursed by tenants. Accordingly, we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, utilities and insurance. At December 31, 2008, 83% of our medical office building leases were triple net as compared to 4% gross and 13% modified gross leases. Substantially all of our leases at medical office buildings include annual base rent escalation clauses that are either predetermined fixed increases or are a function of an inflation index, and typically have an initial term ranging from one to 20 years, with a weighted average remaining term of approximately five years as of December 31, 2008. Operating property leases are normally credit enhanced by guaranties and/or letters of credit. The net value of our medical office buildings (excluding construction in progress) aggregated approximately $1,282,945,000 at December 31, 2008. We also had outstanding construction investments of $96,772,000 and expected to provide additional funds of approximately $112,208,000 to complete construction for medical office buildings.

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

Equity Investments

Equity investments at December 31, 2008 and 2007 include an investment in a public company that has a readily determinable fair market value. We classify this equity investment as available-for-sale and, accordingly, record this investment at its fair market value with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity. Additionally, equity investments at December 31, 2008 include an investment in a private company. We do not have the ability to exercise influence over the company, so the investment was accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, return of capital and additional investments. These equity investments represented a minimal ownership interest in these companies.

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

Employees

As of December 31, 2008, we had 203 employees.

Customer Concentrations

The following table summarizes certain information about our customer concentrations as of December 31, 2008 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment	Investment(1)

Concentration by investment:
Senior Living Communities, LLC	10	$345,974	6%
Signature Healthcare LLC	34	317,284	5%
Brookdale Senior Living, Inc.	86	298,143	5%
Life Care Centers of America, Inc.	25	264,578	5%
Emeritus Corporation	21	245,741	4%
Remaining portfolio	457	4,389,959	75%

Totals	633	$5,861,679	100%

	Number of	Total	Percent of
	Properties	Revenue(2)	Revenue(3)

Concentration by revenue(4):
Signature Healthcare LLC	34	$41,291	7%
Emeritus Corporation	21	40,553	7%
Brookdale Senior Living, Inc.	86	38,065	7%
Life Care Centers of America, Inc.	25	27,671	5%
Merrill Gardens LLC	13	19,816	3%
Remaining portfolio	454	394,848	69%
Other income	n/a	10,521	2%

Totals	633	$572,765	100%

(1)	Investments with our top five customers comprised 27% of total investments at December 31, 2007.

(2)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2008.

(3)	Revenues from our top five customers were 30% and 43% for the years ended December 31, 2007 and 2006, respectively.

(4)	All of our top five customers are in our investment properties segment.

Certain Government Regulations

Health Law Matters — Generally

We invest in assisted living, skilled nursing, independent living/continuing care retirement communities, medical office buildings and specialty care facilities, which represented approximately 20%, 27%, 19%, 23% and 11%, respectively, of our investments at December 31, 2008.

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

Skilled nursing facilities are subject to a variety of licensure and certificate of need (“CON”) laws and regulations. CON laws in those states that have them generally require a facility to demonstrate the need for constructing a new facility, expanding an existing facility, changing the ownership or control of an existing licensed facility, or terminating services that have been approved through the CON process. CONs, where applicable, generally are required before a covered facility can construct a new facility, add beds or expand services, invest in major capital equipment or add new services, or terminate services for which the facility has previously been awarded a CON and a license. The CON laws and regulations may restrict the ability of operators to add new properties or expand an existing facility’s size or services. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator. If we have to replace a barred property operator (as discussed below), our ability to replace the operator may be affected by CON rules and policies governing changes in control.

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

Reimbursement

Assisted Living Facilities.  Approximately 22% of our rental revenues for the year ended December 31, 2008 were attributable to assisted living facilities. The majority of the revenues received by the operators of our assisted living facilities are from private pay sources. The remaining revenue source is primarily Medicaid under certain waiver programs. As a part of the Omnibus Budget Reconciliation Act (“OBRA”) of 1981, Congress established a waiver program enabling some states to offer Medicaid reimbursement to assisted living facilities as an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 permit states to seek a waiver from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for assisted living and home health. At December 31, 2008, six of our 23 assisted living operators received Medicaid reimbursement pursuant to Medicaid waiver programs. For the twelve months ended September 30, 2008, approximately 10% of the revenues at our assisted living facilities were from Medicaid reimbursement. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status.

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

Medicare Reimbursement and Skilled Nursing Facilities.  For the twelve months ended September 30, 2008, approximately 30% of the revenues at our skilled nursing facilities (which comprised 31% of our rental revenues for the year ended December 31, 2008) were from Medicare reimbursement. Skilled nursing facilities are reimbursed under the skilled nursing facility prospective payment system. This type of reimbursement program puts facilities at risk to the extent that their costs exceed the fixed payments under the prospective payment system. In addition, there is a risk that payments under the prospective payment system may be set too low, which could result in immediate financial difficulties for skilled nursing facilities and cause operators to seek bankruptcy protection. Skilled nursing facilities have had these types of difficulties since the implementation of the prospective payment system.

Skilled nursing facilities received a 3.4% inflationary market basket increase in Medicare payments for federal fiscal year 2009, which represents $780 million of additional Medicare spending. Section 5008 of the Deficit Reduction Act of 2005 directs the Secretary (as defined in that statute) to conduct a demonstration program beginning January 1, 2008 assessing the costs and outcomes of patients discharged from hospitals in a variety of post-acute care settings, including skilled nursing facilities. The outcome of that demonstration program could lead to changes in Medicare coverage and reimbursement for post-acute care. It is not known how either the demonstration program, or any other changes in Medicare reimbursement or regulatory obligations that might be proposed, might impact tenants of the Company’s properties.

The Balanced Budget Act of 1997 mandated caps on Medicare reimbursement for certain therapy services. However, Congress imposed various moratoriums on the implementation of those caps. The moratoriums on the therapy caps for Part B outpatient rehabilitation services expired December 31, 2005. The annual payment cap of $1,810 per patient applies to occupational therapy and a separate $1,810 cap applies to speech and physical therapy. Congress has permitted patients exceeding the cap to obtain additional Medicare coverage through a waiver program if the therapy is deemed medically necessary. The waiver program was most recently extended under the Medicare Improvements for Patients and Providers Act of 2008 through December 31, 2009. If the waiver is allowed to expire, patients will need to use private funds to pay for the cost of therapy above the caps. The waiver has historically been extended.

Medicare Reimbursement and Specialty Care Facilities.  For the twelve months ended September 30, 2008, approximately 43% of the revenues at our specialty care facilities (which comprised 8% of our rental revenues for the year ended December 31, 2008) were from Medicare. Specialty care facilities generally are reimbursed by Medicare under either the diagnosis related group prospective payment system reimbursement methodology for inpatient hospitals, or the long-term acute care hospital prospective payment system for long-term acute care hospitals or the inpatient rehabilitation facility prospective payment system. Acute care hospitals provide a wide range of inpatient and outpatient services including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Long-term acute care hospitals provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Inpatient rehabilitation facilities provide intensive rehabilitation services in an inpatient setting for patients requiring at least three hours of rehabilitation services a day.

With respect to Medicare’s diagnosis related group/outpatient prospective payment system methodology for regular hospitals, reimbursement for inpatient services is made on the basis of a fixed, prospective rate based on the principal diagnosis of the patient. Hospitals are at risk to the extent that their costs in treating a specific case exceed the fixed payment. The diagnosis related group reimbursement system was changed in 2008, with the expansion of diagnosis groups from 538 to 745 diagnosis related groups to greater reflect severity. It is possible that this change in the DRG system will adversely impact reimbursement for some of our hospitals. In some cases, a hospital might be able to qualify for an outlier payment if the hospital’s losses exceed a threshold.

Medicaid Reimbursement.  Medicaid is a major payor source for residents in our skilled nursing and specialty care facilities. For the twelve months ended September 30, 2008, approximately 51% of the revenues of our skilled nursing facilities and 19% of the revenues of our specialty care facilities were attributable to Medicaid payments. The federal government and the states share responsibility for financing Medicaid. The federal matching rate, known as the Federal Medical Assistance Percentage, varies by state based on relative per capita income, but is at least 50% in all states. On average, Medicaid is the largest component of total state spending, representing approximately 21% of total state spending. The percentage of Medicaid dollars used for long-term care varies from state to state due in part to different ratios of elderly population and eligibility requirements. Within certain federal guidelines, states have a wide range of discretion to determine eligibility and reimbursement methodology. Many states reimburse long-term care facilities using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care. Reasonable costs typically include allowances for staffing, administrative and general, and property and equipment (e.g., real estate taxes, depreciation and fair rental).

In most states, Medicaid does not fully reimburse the cost of providing skilled nursing services. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits. At the beginning of their respective fiscal years, states in which we have skilled nursing property investments increased their per diem Medicaid rates roughly 1.7% on average for fiscal year 2009 and seven of our states effectively froze rates, which will impact profitability to the extent that expenses continue to rise. Our skilled nursing portfolio’s average Medicaid rate will likely vary throughout the year as states continue to make interim changes to their budgets and Medicaid funding. In addition, Medicaid rates may decline if revenues in a particular state are not sufficient to fund budgeted expenditures.

The Medicare Part D drug benefit became effective January 1, 2006. Nursing home residents dually eligible for Medicare (and enrolled in one of the new Part D plans) and Medicaid may now enroll and receive reimbursement for drugs through Medicare Part D rather than through Medicaid. Part D will result in increased administrative responsibilities for nursing home operators because enrollment in Part D is voluntary and residents have the choice of multiple prescription drug plans. Operators may also experience increased expenses to the extent that patients’ specific prescribed drugs may not be on the Part D drug plan formulary for the plan in which specific patients are enrolled.

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

Recent Developments.   The American Reinvestment and Recovery Act of 2009 was passed February 17, 2009. Between October 1, 2008 and December 31, 2010, the bill will provide nearly $87 billion in additional federal Medicaid funding for states. Each state will receive a 6.2 percentage point increase in their federal medical assistance percentage (FMAP), thus lowering the state’s share of the cost through 2010. The remaining 35% of the $87 billion will be allocated to states with higher unemployment rates. In order to receive funding, states must maintain eligibility levels for Medicaid that were previously in place. The passage of this bill and distribution of funds should relieve some of the budgetary pressures that many states currently face. This increased federal funding should help prevent state cuts to provider Medicaid rates.

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

Each skilled nursing and specialty care property (and any assisted living property that receives Medicaid payments) is subject to the federal anti-kickback statute that generally prohibits persons from offering, providing, soliciting or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal health care program such as the Medicare and Medicaid programs. Skilled nursing and specialty care facilities are also subject to the federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs. Further, skilled nursing and specialty care facilities (and assisted living facilities that receive Medicaid payments) are subject to substantial financial penalties under the Civil Monetary Penalties Act and the False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” provisions. Private enforcement of health care fraud has increased due in large part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees. Some cases have been brought under the federal False Claims Act asserting claims for treble damages and up to $11,000 per claim on the basis of the alleged failure of a nursing facility to meet applicable regulations relating to the operation of the nursing facility. Prosecutions, investigations or whistle blower actions could have a material adverse effect on a property operator’s liquidity, financial condition and results of operations which could adversely affect the ability of the operator to meet its obligations to us. Finally, various state false claim and anti-

kickback laws also may apply to each property operator. Violation of any of the foregoing statutes can result in criminal and/or civil penalties that could have a material adverse effect on the ability of an operator to meet its obligations to us.

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

General

We elected to be taxed as a real estate investment trust (a “REIT”) commencing with our first taxable year. We intend to continue to operate in such a manner as to qualify as a REIT, but there is no guarantee that we will qualify or remain qualified as a REIT for subsequent years. Qualification and taxation as a REIT depends upon our ability to meet a variety of qualification tests imposed under federal income tax law with respect to income, assets, distribution level and diversity of share ownership as discussed below under “— Qualification as a REIT.” There can be no assurance that we will be owned and organized and will operate in a manner so as to qualify or remain qualified.

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

Despite the REIT election, we may be subject to federal income and excise tax as follows:

•	To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates;

•	We may be subject to the “alternative minimum tax” (the “AMT”) on certain tax preference items to the extent that the AMT exceeds our regular tax;

•	If we have net income from the sale or other disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, such income will be taxed at the highest corporate rate;

•	Any net income from prohibited transactions (which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than dispositions of foreclosure property and dispositions of property due to an involuntary conversion) will be subject to a 100% tax;

•	If we fail to satisfy either the 75% or 95% gross income tests (as discussed below), but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a 100% tax on an amount equal to (1) the gross income attributable to the greater of (i) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% gross income test (discussed below) or (ii) 95% of our gross income (90% of our gross income for taxable years beginning on or before October 22, 2004) over the amount of qualifying gross income for purposes of the 95% gross income test (discussed below) multiplied by (2) a fraction intended to reflect our profitability;

•	If we fail to distribute during each year at least the sum of (1) 85% of our REIT ordinary income for the year, (2) 95% of our REIT capital gain net income for such year (other than capital gain that we elect to retain and pay tax on) and (3) any undistributed taxable income from preceding periods, we will be subject to a 4% excise tax on the excess of such required distribution over amounts actually distributed; and

•	We will be subject to a 100% tax on the amount of any rents from real property, deductions or excess interest paid to us by any of our “taxable REIT subsidiaries” that would be reduced through reallocation under certain federal income tax principles in order to more clearly reflect income of the taxable REIT subsidiary. See “— Qualification as a REIT — Investments in Taxable REIT Subsidiaries.”

If we acquire any assets from a corporation, which is or has been a “C” corporation, in a carryover basis transaction, we could be liable for specified liabilities that are inherited from the “C” corporation. A “C” corporation is generally defined as a corporation that is required to pay full corporate level federal income tax. If we recognize gain on the disposition of the assets during the ten-year period beginning on the date on which the assets were acquired by us, then, to the extent of the assets’ “built-in gain” (i.e., the excess of the fair market value of the asset over the adjusted tax basis in the asset, in each case determined as of the beginning of the ten-year period), we will be subject to tax on the gain at the highest regular corporate rate applicable. The results described in this paragraph with respect to the recognition of built-in gain assume that the built-in gain assets, at the time the built-in gain assets were subject to a conversion transaction (either where a “C” corporation elected REIT status or a REIT acquired the assets from a “C” corporation), were not treated as sold to an unrelated party and gain recognized.

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

We may own a number of properties through wholly owned subsidiaries. A corporation will qualify as a “qualified REIT subsidiary” if 100% of its stock is owned by a REIT, and the REIT does not elect to treat the subsidiary as a taxable REIT subsidiary. A “qualified REIT subsidiary” will not be treated as a separate corporation, and all assets, liabilities and items of income, deductions and credits of a “qualified REIT subsidiary” will be treated as assets, liabilities and items (as the case may be) of the REIT. A “qualified REIT subsidiary” is not subject to federal income tax, and our ownership of the voting stock of a qualified REIT subsidiary will not violate the restrictions against ownership of securities of any one issuer which constitute more than 10% of the value or total voting power of such issuer or more than 5% of the value of our total assets, as described below under “— Asset Tests.”

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

For transactions entered into after July 30, 2008, any of our income from a “clearly identified” hedging transaction that is entered into by us in the normal course of business, directly or indirectly, to manage the risk of interest rate movements, price changes or currency fluctuations with respect to borrowings or obligations incurred or to be incurred by us is excluded from the 95% and 75% gross income tests.

For transactions entered into after July 30, 2008, any of our income from a “clearly identified” hedging transaction entered into by us primarily to manage risk of currency fluctuations with respect to any item of income or gain that is included in gross income in the 95% and 75% gross income tests is excluded from the 95% and 75% gross income tests.

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

As to gains and items of income recognized after July 30, 2008, “passive foreign exchange gain” for any taxable year will not constitute gross income for purposes of the 95% gross income test and “real estate foreign exchange gain” for any taxable year will not constitute gross income for purposes of the 75% gross income test. Real estate foreign exchange gain is foreign currency gain (as defined in Internal Revenue Code section 988(b)(1)) which is attributable to: (i) any qualifying item of income or gain for purposes of the 75% gross income test; (ii) the acquisition or ownership of obligations secured by mortgages on real property or interests in real property; or (iii) becoming or being the obligor under obligations secured by mortgages on real property or on interests in real property. Real estate foreign exchange gain also includes Internal Revenue Code section 987 gain attributable to a qualified business unit (a “QBU”) of a REIT if the QBU itself meets the 75% income test for the taxable year and the 75% asset test at the close of each quarter that the REIT has directly or indirectly held the QBU. Real estate foreign exchange gain also includes any other foreign currency gain as determined by the Secretary of the Treasury. Passive foreign exchange gain includes all real estate foreign exchange gain and foreign currency gain which is attributable to: (i) any qualifying item of income or gain for purposes of the 95% gross income test; (ii) the acquisition or ownership of obligations; (iii) becoming or being the obligor under obligations; and (iv) any other foreign currency gain as determined by the Secretary of the Treasury.

Generally, other than income from “clearly identified” hedging transactions entered into by us in the normal course of business, any foreign currency gain derived by us from dealing, or engaging in substantial and regular trading, in securities will constitute gross income which does not qualify under the 95% or 75% gross income tests.

Rents received by us will qualify as “rents from real property” for purposes of satisfying the gross income tests for a REIT only if several conditions are met:

•	The amount of rent must not be based in whole or in part on the income or profits of any person, although rents generally will not be excluded merely because they are based on a fixed percentage or percentages of receipts or sales.

•	Rents received from a tenant will not qualify as rents from real property if the REIT, or an owner of 10% or more of the REIT, also directly or constructively owns 10% or more of the tenant, unless the tenant is our taxable REIT subsidiary and certain other requirements are met with respect to the real property being rented.

•	If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.”

•	For rents to qualify as rents from real property, we generally must not furnish or render services to tenants, other than through a taxable REIT subsidiary or an “independent contractor” from whom we derive no income, except that we may directly provide services that are “usually or customarily rendered” in the geographic area in which the property is located in connection with the rental of real property for occupancy only, or are not otherwise considered “rendered to the occupant for his convenience.”

•	For taxable years beginning after July 30, 2008, the REIT may lease qualified health care property (as defined in Internal Revenue Code section 856(e)(6)(D)) on an arm’s-length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who is an eligible independent contractor (as defined in Internal Revenue Code section 856(d)(9)(A)). Generally, the rent that the REIT receives from the taxable REIT subsidiary will be treated as “rents from real property.”

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

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are eligible for relief. For taxable years beginning on or before October 22, 2004, these relief provisions generally will be available if: (1) our failure to meet such tests was due to reasonable cause and not due to willful neglect; (2) we attach a schedule of the sources of our income to our return; and (3) any incorrect information on the schedule was not due to fraud with intent to evade tax. For taxable years beginning after October 22, 2004, these relief provisions generally will be available if (1) following our identification of the failure, we file a schedule for such taxable year describing each item of our gross income, and (2) the failure to meet such tests was due to reasonable cause and not due to willful neglect.

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

The Secretary of the Treasury is given broad authority to determine whether particular items of income or gain qualify or not under the 75% and 95% gross income tests, or are to be excluded from the measure of gross income for such purposes.

Asset Tests.  Within 30 days after the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets determined in accordance with generally accepted accounting principles. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of our operation), government securities and qualified temporary investments. Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote (the “10% vote test”) or value (the “10% value test”) of the outstanding securities of any issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary. Further, no more than 20% (25% for taxable years after 2008) of the total assets may be represented by securities of one or more taxable REIT subsidiaries (the “20% asset test”) (the “25% asset test” for taxable years after 2008) and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer other than a qualified REIT subsidiary (the “5% asset test”), another REIT or a taxable REIT subsidiary. Each of the 10% vote test, the 10% value test and the 20% (25% for taxable years after 2008) and 5% asset tests must be satisfied at the end of each quarter. There are special rules which provide relief if the value related tests are not satisfied due to changes in the value of the assets of a REIT.

For taxable years beginning after December 31, 2000, certain items are excluded from the 10% value test, including: (1) straight debt securities of an issuer (including straight debt that provides certain contingent payments); (2) any loan to an individual or an estate; (3) any rental agreement described in Section 467 of the Internal Revenue Code, other than with a “related person”; (4) any obligation to pay rents from real property; (5) certain securities issued by a state or any subdivision thereof, the District of Columbia, a foreign government, or any political subdivision thereof, or the Commonwealth of Puerto Rico; (6) any security issued by a REIT; and (7) any other arrangement that, as determined by the Secretary of the Treasury, is excepted from the definition of security (“excluded securities”). Special rules apply to straight debt securities issued by corporations and entities taxable as partnerships for federal income tax purposes. If a REIT, or its taxable REIT subsidiary, holds (1) straight debt securities of a corporate or partnership issuer and (2) securities of such issuer that are not excluded securities and have an aggregate value greater than 1% of such issuer’s outstanding securities, the straight debt securities will be included in the 10% value test.

For taxable years beginning after December 31, 2000, a REIT’s interest as a partner in a partnership is not treated as a security for purposes of applying the 10% value test to securities issued by the partnership. Further, any debt instrument issued by a partnership will not be a security for purposes of applying the 10% value test (1) to the extent of the REIT’s interest as a partner in the partnership and (2) if at least 75% of the partnership’s gross income

(excluding gross income from prohibited transactions) would qualify for the 75% gross income test. For taxable years beginning after October 22, 2004, for purposes of the 10% value test, a REIT’s interest in a partnership’s assets is determined by the REIT’s proportionate interest in any securities issued by the partnership (other than the excluded securities described in the preceding paragraph).

For taxable years beginning after July 30, 2008, if the REIT or its QBU uses a foreign currency as its functional currency, the term “cash” includes such foreign currency, but only to the extent such foreign currency is (i) held for use in the normal course of the activities of the REIT or QBU which give rise to items of income or gain that are included in the 95% and 75% gross income tests or are directly related to acquiring or holding assets qualifying under the 75% asset test, and (ii) not held in connection with dealing or engaging in substantial and regular trading in securities.

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

Under certain circumstances, in the event of a deficiency determined by the Internal Revenue Service, we may be able to rectify a resulting failure to meet the distribution requirement for a year by paying “deficiency dividends” to stockholders in a later year, which may be included in our deduction for distributions paid for the earlier year. Thus, we may be able to avoid being taxed on amounts distributed as deficiency dividends; however, we will be required to pay applicable penalties and interest based upon the amount of any deduction taken for deficiency dividend distributions.

The Internal Revenue Service recently issued Revenue Procedure 2008-68, which provides temporary relief to publicly traded REITs seeking to preserve liquidity by electing cash/stock dividends. Under Revenue Procedure 2008-68, a REIT may treat the entire dividend, including the stock portion, as a taxable dividend distribution, thereby qualifying for the dividends-paid deduction, provided certain requirements are satisfied. The cash portion of the dividend may be as low as 10%. The Revenue Procedure applies to dividends declared on or after January 1, 2008, and with respect to a taxable year ending on or before December 31, 2009.

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

In addition to the relief described above under “— Income Tests” and “— Asset Tests,” relief is available in the event that we violate a provision of the Internal Revenue Code that would result in our failure to qualify as a REIT if: (1) the violation is due to reasonable cause and not due to willful neglect; (2) we pay a penalty of $50,000 for each failure to satisfy the provision; and (3) the violation does not include a violation described under ‘‘— Income Tests” or “— Asset Tests” above. It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions.

Federal Income Taxation of Holders of Our Stock

Treatment of Taxable U.S. Stockholders.  The following summary applies to you only if you are a “U.S. stockholder.” A “U.S. stockholder” is a holder of shares of stock who, for United States federal income tax purposes, is:

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

If we elect to retain and pay income tax on any net long-term capital gain, you would include in income, as long-term capital gain, your proportionate share of this net long-term capital gain. You would also receive a refundable tax credit for your proportionate share of the tax paid by us on such retained capital gains, and you would have an increase in the basis of your shares of our stock in an amount equal to your includable capital gains less your share of the tax deemed paid.

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

We will be treated as having sufficient earnings and profits to treat as a dividend any distribution up to the amount required to be distributed in order to avoid imposition of the 4% excise tax discussed under “— General” and “— Qualification as a REIT — Annual Distribution Requirements” above. As a result, you may be required to treat as taxable dividends certain distributions that would otherwise result in a tax-free return of capital. Moreover, any “deficiency dividend” will be treated as a dividend (an ordinary dividend or a capital gain dividend, as the case may be), regardless of our earnings and profits. Any other distributions in excess of current or accumulated earnings and profits will not be taxable to you to the extent these distributions do not exceed the adjusted tax basis of your shares of our stock. You will be required to reduce the tax basis of your shares of our stock by the amount of these distributions until the basis has been reduced to zero, after which these distributions will be taxable as capital gain, if the shares of our stock are held as capital assets. The tax basis as so reduced will be used in computing the capital gain or loss, if any, realized upon sale of the shares of our stock. Any loss upon a sale or exchange of shares of our stock which were held for six months or less (after application of certain holding period rules) will generally be treated as a long-term capital loss to the extent you previously received capital gain distributions with respect to these shares of our stock.

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

If we redeem any of your shares in us, the treatment can only be determined on the basis of particular facts at the time of redemption. In general, you will recognize gain or loss (as opposed to dividend income) equal to the difference between the amount received by you in the redemption and your adjusted tax basis in your shares redeemed if such redemption: (1) results in a “complete termination” of your interest in all classes of our equity securities; (2) is a “substantially disproportionate redemption”; or (3) is “not essentially equivalent to a dividend” with respect to you. In applying these tests, you must take into account your ownership of all classes of our equity securities (e.g., common stock, preferred stock, depositary shares and warrants). You also must take into account any equity securities that are considered to be constructively owned by you.

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

In addition, in certain circumstances, a pension trust that owns more than 10% of our stock is required to treat a percentage of our dividends as UBTI. This rule applies to a pension trust holding more than 10% of our stock only if: (1) the percentage of our income that is UBTI (determined as if we were a pension trust) is at least 5%; (2) we qualify as a REIT by reason of the modification of the Five or Fewer Requirement that allows beneficiaries of the pension trust to be treated as holding shares in proportion to their actuarial interests in the pension trust; and (3) either (i) one pension trust owns more than 25% of the value of our stock, or (ii) a group of pension trusts individually holding more than 10% of the value of our stock collectively own more than 50% of the value of our stock.

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

Backup withholding will not apply with respect to payments made to certain exempt recipients, such as corporations and tax-exempt organizations. You should consult with a tax advisor regarding qualification for exemption from backup withholding, and the procedure for obtaining an exemption. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to a payment to a stockholder will be allowed as a credit against such stockholder’s United States federal income tax liability and may entitle such stockholder to a refund, provided that the required information is provided to the Internal Revenue Service. In addition, withholding a portion of capital gain distributions made to stockholders may be required for stockholders who fail to certify their non-foreign status.

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

Backup withholding tax and information reporting will generally not apply to distributions paid to you outside the United States that are treated as: (1) dividends to which the 30% or lower treaty rate withholding tax discussed above applies; (2) capital gains dividends; or (3) distributions attributable to gain from the sale or exchange by us of U.S. real property interests. Payment of the proceeds of a sale of stock within the United States or conducted through certain U.S. related financial intermediaries is subject to both backup withholding and information reporting unless the beneficial owner certifies under penalties of perjury that he or she is not a U.S. person (and the payor does not have actual knowledge that the beneficial owner is a U.S. person) or otherwise established an exemption. You may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for refund with the Internal Revenue Service.

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

Backup Withholding and Information Reporting.  In general, “backup withholding” may apply to any payments made to you of principal and interest on your note, and to payment of the proceeds of a sale or other disposition of your note before maturity, if you are a non-corporate U.S. holder and: (1) fail to provide a correct taxpayer identification number, which if you are an individual, is ordinarily your social security number; (2) furnish an incorrect taxpayer identification number; (3) are notified by the Internal Revenue Service that you have failed to properly report payments of interest or dividends; or (4) fail to certify, under penalties of perjury, that you have furnished a correct taxpayer identification number and that the Internal Revenue Service has not notified you that you are subject to backup withholding.

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

If you are engaged in a trade or business in the United States, and gain with respect to your notes is effectively connected with the conduct of that trade or business, you generally will be subject to U.S. income tax on a net basis on the gain. In addition, if you are a foreign corporation, you may be subject to a branch profits tax on your effectively connected earnings and profits for the taxable year, as adjusted for certain items.

U.S. Federal Estate Tax.  If you are an individual and are not a U.S. citizen or a resident of the United States, as specially defined for U.S. federal estate tax purposes, at the time of your death, your notes will generally not be subject to the U.S. federal estate tax, unless, at the time of your death (1) you owned actually or constructively 10% or more of the total combined voting power of all our classes of stock entitled to vote, or (2) interest on the notes is effectively connected with your conduct of a U.S. trade or business.

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

This Annual Report on Form 10-K and the documents incorporated by reference contain statements that constitute “forward-looking statements” as that term is defined in the federal securities laws. These forward-looking statements include, but are not limited to, those regarding:

•	the possible expansion of our portfolio;

•	the sale of properties;

•	the performance of our operators/tenants and properties;

•	our ability to enter into agreements with new viable tenants for vacant space or for properties that we take back from financially troubled tenants, if any;

•	our occupancy rates;

•	our ability to acquire, develop and/or manage properties;

•	our ability to make distributions to stockholders;

•	our policies and plans regarding investments, financings and other matters;

•	our tax status as a real estate investment trust;

•	our critical accounting policies;

•	our ability to appropriately balance the use of debt and equity;

•	our ability to access capital markets or other sources of funds; and

•	our ability to meet our earnings guidance.

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

•	the status of the economy;

•	the status of capital markets, including availability and cost of capital;

•	issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance;

•	changes in financing terms;

•	competition within the health care and senior housing industries;

•	negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans;

•	our ability to transition or sell facilities with profitable results;

•	the failure to make new investments as and when anticipated;

•	acts of God affecting our properties;

•	our ability to re-lease space at similar rates as vacancies occur;

•	our ability to timely reinvest sale proceeds at similar rates to assets sold;

•	operator/tenant bankruptcies or insolvencies;

•	government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements;

•	liability or contract claims by or against operators/tenants;

•	unanticipated difficulties and/or expenditures relating to future acquisitions;

•	environmental laws affecting our properties;

•	changes in rules or practices governing our financial reporting;

•	other legal and operational matters, including REIT qualification and key management personnel recruitment and rentention; and

•	the risks described below:

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

The recent and ongoing credit and liquidity crisis, and the weakening economy, may have an adverse effect on our operators and tenants, including their ability to access credit or maintain occupancy rates. If the operations, cash flows or financial condition of our operators are materially adversely impacted by the current economic conditions, our revenue and operations may be adversely affected.

Increased competition may affect our operators’ ability to meet their obligations to us

The operators of our properties compete on a local and regional basis with operators of properties and other health care providers that provide comparable services. We cannot be certain that the operators of all of our facilities will be able to achieve and maintain occupancy and rate levels that will enable them to meet all of their obligations to us. Our operators are expected to encounter increased competition in the future that could limit their ability to attract residents or expand their businesses.

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

Transfers of health care facilities may require regulatory approvals and these facilities may not have efficient alternative uses

Transfers of health care facilities to successor operators frequently are subject to regulatory approvals, including change of ownership approvals under certificate of need (“CON”) laws, state licensure laws and Medicare and Medicaid provider arrangements, that are not required for transfers of other types of real estate. The replacement of an operator could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. Alternatively, given the specialized nature of our facilities, we may be required to spend substantial time and funds to adapt these properties to other uses. If we are unable to timely transfer properties to successor operators or find efficient alternative uses, our revenue and operations may be adversely affected.

Risk factors related to government regulations

Our obligors’ businesses are affected by government reimbursement and private payor rates. To the extent that an operator/tenant receives a significant portion of its revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such property. In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures. Health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our obligors and properties. There can be no assurance that adequate reimbursement levels will be available for services provided by any property operator, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor’s liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us. See “Item 1 — Business — Certain Government Regulations — Reimbursement” above.

Our operators and tenants generally are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. Our operators’ or tenants’ failure to comply with any of these laws could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state health care programs, loss of license or closure of the facility. Such actions may have an effect on our operators’ or tenants’ ability to make lease payments to us and, therefore, adversely impact us. See “Item 1 — Business — Certain Government Regulations — Other Related Laws” above.

Many of our properties may require a license and/or CON to operate. Failure to obtain a license or CON, or loss of a required license or CON would prevent a facility from operating in the manner intended by the operators or tenants. These events could materially adversely affect our operators’ or tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of health care facilities, by requiring a CON or other similar approval. See “Item 1 — Business — Certain Government Regulations — Licensing and Certification” above.

The American Reinvestment and Recovery Act of 2009, which was signed into law on February 17, 2009, provides $87 billion in additional federal Medicaid funding for states’ Medicaid expenditures between October 1, 2008 and December 31, 2010. Under this Act, states meeting certain eligibility requirements will temporarily receive additional money in the form of an increase in the federal medical assistance percentage (FMAP). Thus, for a limited period of time, the share of Medicaid costs that are paid for by the federal government will go up, and each state’s share will go down. We cannot predict whether states are, or will remain, eligible to receive the additional federal Medicaid funding, or whether the states will have sufficient funds for their Medicaid programs. We also cannot predict the impact that this broad-based, far-reaching legislation will have on the U.S. economy or our business.

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

Risk factors related to indebtedness

Permanent financing for our investments is typically provided through a combination of public and private offerings of debt and equity securities and the incurrence or assumption of secured debt. The incurrence or assumption of indebtedness may cause us to become more leveraged, which could (1) require us to dedicate a greater portion of our cash flow to the payment of debt service, (2) make us more vulnerable to a downturn in the economy, (3) limit our ability to obtain additional financing, or (4) negatively affect our credit ratings or outlook by one or more of the noted rating agencies.

Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments. These defaults could have a material adverse impact on our business, results of operations and financial condition.

Risk factors related to our credit ratings

As of February 16, 2009, our senior unsecured notes were rated Baa2 (stable), BBB- (stable) and BBB (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the Company to maintain investment grade status with a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

Risk factors related to interest rate swaps

We enter into interest rate swap agreements from time to time to manage some of our exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates. When we use forward-starting interest rate swaps, there is a risk that we will not complete the long-term borrowing against which the swap is intended to hedge. If such events occur, our results of operations may be adversely affected.

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

Risk factors related to facilities under construction or development

At any given time, we may be in the process of constructing one or more new facilities that ultimately will require a CON and license before they can be utilized by the operator for their intended use. The operator also may need to obtain Medicare and Medicaid certification and enter into Medicare and Medicaid provider agreements and/or third party payor contracts. In the event that the operator is unable to obtain the necessary CON, licensure, certification, provider agreements or contracts after the completion of construction, there is a risk that we will not be able to earn any revenues on the facility until either the initial operator obtains a license or certification to operate the new facility and the necessary provider agreements or contracts or we can find and contract with a new operator that is able to obtain a license to operate the facility for its intended use and the necessary provider agreements or contracts.

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

We do not know if our tenants will renew their existing leases, and if they do not, we may be unable to lease the properties on as favorable terms, or at all

We cannot predict whether our tenants will renew existing leases at the end of their lease terms, which expire at various times through 2045. If these leases are not renewed, we would be required to find other tenants to occupy those properties or sell them. There can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all.

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

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties

Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value for any property that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations. In addition, we are exposed to the risks inherent in concentrating investments in real estate, and in particular, the seniors housing and healthcare industries. A downturn in the real estate industry could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us.

Risk factors related to reinvestment of sale proceeds

From time to time, we will have cash available from (1) the proceeds of sales of our securities, (2) principal payments on our loans receivable and (3) the sale of properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements. In order to maintain current revenues and continue generating attractive returns, we expect to re-invest these proceeds in a timely manner. We compete for real estate investments with a broad variety of potential investors. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us.

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

Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of federal taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. Also, if we were not a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required, in order to avoid an excise tax, to pay dividends to stockholders amounting to at least the sum of: (1) 85% of our REIT ordinary income for the year; (2) 95% of our REIT capital gain income for such year (other than capital gain that we elect to retain and pay tax on); and (3) any undistributed taxable income from preceding periods. See “Item 1 — Business — Federal Income Tax Considerations” for a discussion of the provisions of the Internal Revenue Code that apply to us and the effects of non-qualification.

In addition, if we fail to qualify as a REIT, all distributions to stockholders would continue to be treated as dividends to the extent of our current and accumulated earning and profits, although corporate stockholders may be eligible for the dividends received deduction, and individual stockholders may be eligible for taxation at the rates generally applicable to long-term capital gains (currently at a maximum rate of 15%) with respect to distributions.

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

The 90% annual distribution requirement will decrease our liquidity and may limit our ability to engage in otherwise beneficial transactions

To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, we must make distributions to our stockholders. See “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Annual Distribution Requirements” included in this Annual Report on Form 10-K. Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement, or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. This may be due to timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement. In the event that timing differences occur, or we deem it appropriate to retain cash, we may borrow funds, issue additional equity securities (although we cannot assure you that we will be able to do so), pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. This may require us to raise additional capital to meet our obligations.

The amount of additional indebtedness we may incur is limited by the terms of our line of credit arrangement and the indentures governing our senior unsecured notes. In addition, adverse economic conditions may impact the availability of additional funds or could cause the terms on which we are able to borrow additional funds to become unfavorable. In those circumstances, we may be required to raise additional equity in the capital markets. Our access to capital depends upon a number of factors over which we have little or no control, including rising interest rates, inflation and other general market conditions and the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. We cannot assure you that we will be able to raise the capital necessary to make future investments or to meet our obligations and commitments as they mature.

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

Additionally, we are dependent on key personnel. Although we have entered into employment agreements with our executive officers, losing any one of them could, at least temporarily, have an adverse impact on our operations. We believe that losing more than one could have a material adverse impact on our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters located at One SeaGate, Suite 1500, Toledo, Ohio 43604. We also own corporate offices in Tennessee, lease corporate offices in Florida and have ground leases relating to certain of our investment properties and medical office buildings. The following table sets forth certain information regarding the properties that comprise our investments as of December 31, 2008 (dollars in thousands):

	Number of	Number of	Total	Annualized
Property Location	Properties	Units	Investment	Income(1)

Assisted Living Facilities:
Arizona	3	132	$12,446	$1,609
California	9	637	56,879	7,577
Colorado	1	46	3,950	583
Connecticut	5	529	38,265	5,509
Delaware	1	97	19,433	2,504
Florida	13	763	44,173	4,452
Georgia	2	107	4,098	558
Illinois	7	687	96,592	4,010
Indiana	2	78	4,585	718
Iowa	1	237	24,280	0
Kansas	1	119	9,998	1,287
Louisiana	1	123	6,669	1,295
Massachusetts	5	397	94,008	10,691
Mississippi	1	78	7,106	1,010
Montana	3	205	13,752	1,948
Nevada	4	494	54,976	3,246
New Jersey	2	90	6,780	1,025
New York	4	284	49,961	4,319
North Carolina	40	1,866	162,797	22,533
Ohio	7	481	38,562	5,090
Oklahoma	17	644	30,006	3,877
Oregon	2	70	7,634	1,289
Pennsylvania	4	302	32,029	1,513
South Carolina	2	124	6,638	946
Tennessee	5	322	45,393	4,255
Texas	24	1,122	93,284	10,456
Utah	2	150	12,110	1,673
Virginia	4	225	31,201	3,942
Washington	5	342	92,447	8,067
Wisconsin	9	546	73,696	6,081

Total Assisted Living Facilities	186	11,297	1,173,748	122,063

	Number of	Number of	Total	Annualized
Property Location	Properties	Beds	Investment	Income(1)

Skilled Nursing Facilities:
Alabama	7	1,013	$35,469	$4,742
Arizona	2	342	16,345	1,696
Colorado	4	650	30,212	3,542
Connecticut	6	728	20,854	2,542
Florida	44	5,759	286,706	35,745
Georgia	3	499	15,252	1,995
Idaho	3	393	27,274	1,689
Illinois	4	406	28,425	3,001
Indiana	6	644	31,052	3,957
Kansas	2	343	21,827	901
Kentucky	10	1,311	59,891	7,760
Louisiana	7	854	32,009	3,328
Maryland	2	240	14,297	1,479
Massachusetts	21	2,997	209,156	23,555
Michigan	1	99	4,329	450
Mississippi	11	1,527	43,087	5,831
Missouri	3	407	16,779	1,729
New Hampshire	1	68	4,266	530
New Jersey	1	176	4,396	530
Ohio	20	2,740	180,131	19,766
Oklahoma	3	668	19,397	2,604
Oregon	1	111	3,836	645
Pennsylvania	4	642	24,253	3,543
Tennessee	22	3,025	214,289	26,553
Texas	26	3,668	169,533	18,063
Utah	1	120	7,217	745
Virginia	10	1,239	62,802	6,228

Total Skilled Nursing Facilities	225	30,669	1,583,084	183,149

	Number of	Number of	Total	Annualized
Property Location	Properties	Units	Investment	Income(1)

Independent Living Facilities/CCRCs:
Arizona	2	105	$12,084	$942
California	8	1,299	166,988	18,168
Colorado	4	580	74,159	7,047
Florida	7	1,230	193,981	14,351
Georgia	4	418	75,197	7,608
Idaho	1	254	12,778	1,800
Indiana	3	597	101,077	11,290
Kansas	1	120	11,837	1,158
Maryland	1	0	2,667	0
Massachusetts	7	219	59,551	4,494
Missouri	1	65	5,713	574
Nevada	1	103	6,749	1,185
New York	1	0	799	0
North Carolina	3	343	46,352	4,098
Ohio	1	288	49,117	0
Pennsylvania	4	0	28,779	2,316
South Carolina	10	1,197	210,800	8,187
Texas	2	518	18,116	2,391
Washington	1	70	5,079	549
Wisconsin	1	138	23,637	2,113

Total Independent Living Facilities/CCRCs	63	7,544	1,105,460	88,271

	Number of		Total	Annualized
Property Location	Properties	Sq. Ft.	Investment	Income(1)

Medical Office Buildings:
Alabama	5	303,316	$43,715	$4,187
Alaska	1	63,383	28,674	2,505
Arizona	6	339,205	100,567	5,885
California	7	384,520	122,366	8,989
Colorado	1	36,386	7,221	585
Florida	27	935,943	268,853	18,641
Georgia	15	358,566	75,982	6,559
Illinois	3	71,345	16,981	1,558
Indiana	1	90,403	21,953	1,894
Kentucky	1	112,638	15,076	0
Missouri	1	50,156	16,406	1,412
Nevada	9	324,845	112,540	8,286
New Jersey	5	406,454	79,183	5,010
New York	7	276,104	59,845	5,801
North Carolina	10	156,251	23,854	2,239
Ohio	1	20,106	7,352	696
Oklahoma	1	44,803	12,373	1,097
Pennsylvania	1	98,132	22,097	2,030
South Carolina	1	47,114	16,987	1,335
Tennessee	7	295,017	67,171	6,123
Texas	16	839,711	203,671	14,774
Virginia	1	56,775	3,584	0
Wisconsin	1	293,629	53,266	0

Total Medical Office Buildings	128	5,604,802	1,379,717	99,606

	Number of	Number of	Total	Annualized
Property Location	Properties	Beds	Investment	Income(1)

Specialty Care Facilities:
California	5	569	$119,596	$7,346
Idaho	1	60	23,929	2,246
Illinois	1	72	51,012	4,796
Indiana	2	90	30,147	3,203
Kentucky	1	60	30,110	2,866
Louisiana	1	50	11,615	744
Massachusetts	4	240	43,450	4,367
Nebraska	1	60	28,073	0
New Jersey	1	76	37,740	3,594
Ohio	2	84	40,211	4,725
Oklahoma	2	91	11,991	1,102
Texas	9	397	167,218	16,121
Wisconsin	1	62	24,578	2,602

Total Specialty Care Facilities	31	1,911	619,670	53,712

Total All Properties	633		$5,861,679	$546,801

(1)	Reflects contract rate of interest for loans, annual straight-line rent for leases with fixed escalators or annual cash rent for leases with contingent escalators, net of collectability reserves if applicable.

Item 3.	Legal Proceedings

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

There were 5,200 stockholders of record as of February 16, 2009. The following table sets forth, for the periods indicated, the high and low prices of our common stock on the New York Stock Exchange, as reported on the Composite Tape, and common dividends paid per share:

	Sales Price		Dividends
	High	Low	Paid

2008
First Quarter	$46.45	$39.26	$0.6600
Second Quarter	50.49	44.00	0.6800
Third Quarter	53.98	42.54	0.6800
Fourth Quarter	53.50	30.14	0.6800
2007
First Quarter	$48.55	$42.62	$0.2991	(1)
Second Quarter	45.80	38.64	0.6600
Third Quarter	44.24	35.08	0.6600
Fourth Quarter	46.55	41.00	0.6600

(1)	Does not include the $0.3409 prorated dividend paid on December 28, 2006 in connection with the merger with Windrose Medical Properties Trust.

Our Board of Directors has approved a quarterly dividend rate of $0.68 per share of common stock per quarter. Our dividend policy is reviewed annually by the Board of Directors. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors.

Stockholder Return Performance Presentation

Set forth below is a line graph comparing the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S & P Composite-500 Stock Index and the NAREIT Equity Index. As of December 31, 2008, 98 companies comprised the NAREIT Equity Index. The Index consists of REITs identified by NAREIT as equity (those REITs which have at least 75% of their investments in real property). Upon written request sent to the Senior Vice President-Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio, 43603-1475, we will provide stockholders with the names of the component issuers. The data are based on the closing prices as of December 31 for each of the five years. 2003 equals $100 and dividends are assumed to be reinvested.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
S & P 500	100.0	110.87	116.32	134.69	142.09	89.52
Health Care REIT	100.0	113.54	108.23	148.26	162.58	163.06
NAREIT Equity	100.0	131.58	147.59	199.33	168.05	104.65

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

The following selected financial data for the five years ended December 31, 2008 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31,
	2004	2005	2006	2007	2008

Operating Data
Revenues(1)	$199,237	$238,760	$288,242	$453,531	$551,214
Expenses:
Interest expense(1)	60,901	70,367	88,383	131,893	130,813
Depreciation and amortization(1)	53,127	64,446	81,828	135,224	156,154
Property operating expenses(1)	0	0	1,039	34,707	43,990
General and administrative(1)	15,756	15,881	25,922	37,465	47,193
Provision for loan losses	1,200	1,200	1,000	0	94
Realized loss on derivatives	0	0	0	0	23,393
Loss (gain) on extinguishment of debt	0	21,484	0	(1,081)	(2,094)

Total expenses	130,984	173,378	198,172	338,208	399,543

Income before income taxes and minority interests	68,253	65,382	90,070	115,323	151,671
Income tax (expense) benefit	(42)	(282)	(82)	(188)	(1,306)

Income before minority interests	68,211	65,100	89,988	115,135	150,365
Minority interests	0	0	(13)	(238)	(126)

Income from continuing operations	68,211	65,100	89,975	114,897	150,239
Income from discontinued operations, net(1)	17,160	19,186	12,775	26,505	137,872

Net income	85,371	84,286	102,750	141,402	288,111
Preferred stock dividends	12,737	21,594	21,463	25,130	23,201

Net income available to common stockholders	$72,634	$62,692	$81,287	$116,272	$264,910

Other Data
Average number of common shares outstanding:
Basic	51,544	54,110	61,661	78,861	93,732
Diluted	52,082	54,499	62,045	79,409	94,309
Per Share Data
Basic:
Income from continuing operations available to common stockholders	$1.08	$0.80	$1.11	$1.14	$1.36
Discontinued operations, net	0.33	0.35	0.21	0.34	1.47

Net income available to common stockholders*	$1.41	$1.16	$1.32	$1.47	$2.83

Diluted:
Income from continuing operations available to common stockholders	$1.07	$0.80	$1.10	$1.13	$1.35
Discontinued operations, net	0.33	0.35	0.21	0.33	1.46

Net income available to common stockholders*	$1.39	$1.15	$1.31	$1.46	$2.81

Cash distributions per common share	$2.385	$2.46	$2.8809	$2.2791	$2.70

*	Amounts may not sum due to rounding

(1)	In accordance with FASB Statement No. 144, we have reclassified the income and expenses attributable to the properties sold prior to or held for sale at December 31, 2008, to discontinued operations for all periods presented. See Note 4 to our audited consolidated financial statements.

	December 31,
	2004	2005	2006	2007	2008

Balance Sheet Data
Net real estate investments	$2,441,972	$2,849,518	$4,122,893	$5,012,620	$5,854,179
Total assets	2,552,171	2,972,164	4,280,610	5,213,856	6,193,118
Total long-term obligations	1,192,958	1,500,818	2,198,001	2,704,668	2,863,772
Total liabilities and minority interests	1,216,892	1,541,408	2,301,817	2,809,500	2,981,532
Total redeemable preferred stock	283,751	276,875	338,993	330,243	289,929
Total stockholders’ equity	1,335,279	1,430,756	1,978,793	2,404,356	3,211,586

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Item 1 — Business” and “Item 1A — Risk Factors” above.

Executive Overview

Company Overview

Health Care REIT, Inc., an S&P 500 company, is a real estate investment trust that invests in senior housing and health care real estate. Founded in 1970, we were the first REIT to invest exclusively in health care properties. The following table summarizes our portfolio as of December 31, 2008:

	Investments	Percentage of	Number of	# Beds/Units	Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.	metric(1)	States

Independent living/CCRCs	$1,105,460	18.9%	63	7,544 units	$170,861 per unit	20
Assisted living facilities	1,173,748	20.0%	186	11,297 units	116,625 per unit	30
Skilled nursing facilities	1,583,084	27.0%	225	30,669 beds	52,420 per bed	27
Specialty care facilities	619,670	10.6%	31	1,911 beds	463,039 per bed	13
Medical office buildings	1,379,717	23.5%	128	5,604,802 sq. ft.	266 per sq. ft.	23

Totals	$5,861,679	100.0%	633

(1)	Investment per metric was computed by using the total investment amount of $6,590,957,000 which includes real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $5,861,679,000 and $729,278,000, respectively.

Health Care Industry

The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future. The Centers for Medicare and Medicaid Services projects that national health expenditures will rise to $3.8 trillion in 2015 or 18.8% of gross domestic product (“GDP”). This is up from $2 trillion or 15.9% of GDP in 2005. Health expenditures per capita are projected to rise 5.8% per year from 2005 to 2015. While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates. We believe the health care property market is less susceptible to fluctuations and economic downturns relative to other property sectors. Investor interest in the market remains strong, especially in specific sectors such as medical office, regardless of the current stringent lending environment. As a REIT, we believe we are positioned to benefit from any turbulence in the capital markets due to our access to capital.

The total U.S. population is projected to increase by 22% through 2030. The elderly are an important component of health care utilization, especially independent living services, assisted living services, skilled nursing services, inpatient and outpatient hospital services and physician ambulatory care. The elderly population aged 65 and over is projected to increase by 83% through 2030. Most health care services are provided within a health care facility such as a hospital, a physician’s office or a senior housing facility. Therefore, we believe there will be continued demand for companies such as ours with expertise in health care real estate.

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

Economic Outlook

Beginning in late 2007 and throughout 2008, the U.S. and global economy entered a serious recession. The current economic environment is characterized by a severe residential housing slump, depressed commercial real estate valuations, weakened consumer confidence, rising unemployment and concerns regarding inflation, deflation and stagflation. Numerous financial systems around the globe have become illiquid and banks have become less willing to lend to other banks and borrowers. Further, capital markets have become and remain volatile as risk is repriced and investments are revalued. Uncertainty remains in terms of the depth and duration of these adverse economic conditions.

The conditions described above have created an environment of limited capital availability and increasing capital costs. This was most evident in the credit markets, where lending institutions cut back on loans, tightened credit standards and significantly increased interest rate spreads. The equity markets were characterized by sporadic accessibility until late 2008, when share prices in most sectors declined significantly. Continued volatility in the capital markets could limit our ability to access debt or equity funds which, in turn, could impact our ability to finance future investments and react to changing economic and business conditions. This difficult operating environment also may make it more difficult for some of our operators/tenants to meet their obligations to us.

During 2008, our focus gradually shifted from investment to capital preservation. To that end, our efforts in 2009 will be directed towards: liquidity, portfolio management and investment rationalization.

•	Liquidity. Liquidity became increasingly important and we concentrated efforts on further strengthening our balance sheet. We raised over $1 billion in funds during 2008 from a combination of three common stock offerings, our dividend reinvestment plan, our new equity shelf program, property sales and loan payoffs. As always, we will continue to closely monitor the credit and capital markets for opportunities to raise reasonably priced capital.

•	Portfolio Management. Our investment approach has produced a portfolio that is very diverse with strong property level payment coverages. Yet, today’s adverse economic conditions can negatively impact even the strongest portfolio. Our portfolio management program is designed to maintain our portfolio’s strength through a combination of extensive industry research, stringent origination and underwriting protocols and a rigorous asset management process.

•	Investment Strategy. For the short-term, we expect to fund our ongoing development projects and will evaluate new investments selectively and only when funding sources are clearly identified. However, we will continue to strengthen our existing customer relationships and begin to cultivate new relationships. As we enter 2009, we remain focused on preserving liquidity, but we intend to take advantage of what we believe will be increasingly attractive investment opportunities over time.

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

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. These items represent our primary source of liquidity to fund distributions and are dependent upon our obligors’ continued ability to make contractual rent and interest payments to us. To the extent that our obligors experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property and operator/tenant. Our asset management process includes review of monthly financial statements for each property, periodic review of obligor credit, periodic property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks. Through these asset management and research efforts, we are typically able to intervene at an early stage to address payment risk, and in so doing, support both the collectability of revenue and the value of our investment.

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

For the year ended December 31, 2008, rental income and interest income represented 91% and 7%, respectively, of total gross revenues (including discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and complete construction projects in process. We also anticipate evaluating opportunities to finance future investments. New investments are generally funded from temporary borrowings under our unsecured line of credit arrangement, internally generated cash and the proceeds from sales of real property. Our investments generate internal cash from rent and interest receipts and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under the unsecured line of credit arrangement, has historically been provided through a combination of public and private offerings of debt and equity securities and the incurrence or assumption of secured debt.

Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We expect to complete gross new investments of $600,000,000 in 2009, comprised of funded new development. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $200,000,000 to $300,000,000 during 2009. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured line of credit arrangement. At December 31, 2008, we had $23,370,000 of cash and cash equivalents, $154,070,000 of restricted cash and $580,000,000 of available borrowing capacity under our unsecured line of credit arrangement. Our investment activity may exceed our borrowing capacity under our unsecured line of credit. To the extent that we are unable to issue equity or debt securities to provide additional capital, we may not be able to fund all of our potential investments, which could have an adverse effect on our revenues and cash flows from operations.

Key Transactions in 2008

We completed the following key transactions during the year ended December 31, 2008:

•	our Board of Directors increased our quarterly dividend to $0.68 per share, which represents a two cent increase from the quarterly dividend of $0.66 paid for 2007. The dividend declared for the quarter ended December 31, 2008 represented the 151st consecutive dividend payment;

•	we completed $1,234,088,000 of gross investments offset by $194,243,000 of investment payoffs;

•	we recognized $163,933,000 of gains on sales of real property, generating net proceeds of approximately $287,047,000;

•	we completed a public offering of 3,000,000 shares of common stock with net proceeds of approximately $118,555,000 in March 2008;

•	we completed a public offering of 4,600,000 shares of common stock with net proceeds of approximately $193,157,000 in July 2008;

•	we completed a public offering of 8,050,000 shares of common stock with net proceeds of approximately $369,699,000 in September 2008;

•	we issued 1,546,074 shares of common stock under our dividend reinvestment plan with net proceeds of approximately $67,055,000; and

•	we issued 794,221 shares of common stock under our equity shelf program with net proceeds of approximately $30,272,000.

Recent Events

S&P 500 Inclusion Offering. On February 3, 2009, we completed an offering of 5,816,870 shares of common stock for $214,352,000 of gross proceeds. The offering was made in connection with the Company’s inclusion in the S&P 500 Index at the close of trading on January 29, 2009.

LandAmerica Settlement. During 2008, we engaged in two Internal Revenue Code section 1031 like kind exchange transactions, and we retained LandAmerica 1031 Exchange Services, Inc. (“LES”) to act as a qualified intermediary. On November 26, 2008, LES and its parent, LandAmerica Financial Group, filed for bankruptcy protection. At that time, we had approximately $136,855,000 in two segregated escrow accounts (the “Exchange Funds”) held by Centennial Bank, an affiliate of LES. Although the terms of our agreements with LES required that the Exchange Funds be returned to us, the return of the Exchange Funds was stayed by the bankruptcy proceedings. On February 23, 2009, the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division, entered an order approving the stipulation and settlement agreement among LES, the unsecured creditors committees and us. Pursuant to the terms of that settlement agreement, the Exchange Funds plus $918,000 of interest were returned to us on February 23, 2009, and we made a settlement payment of $2,000,000 to the LES bankruptcy estate. In connection with these proceedings, we incurred approximately $500,000 in expenses. The settlement payment and expenses were recorded as reductions of gains on sales in 2008.

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

Operating Performance.  We believe that net income available to common stockholders (“NICS”) is the most appropriate earnings measure. Other useful supplemental measures of our operating performance include funds from operations (“FFO”) and net operating income (“NOI”); however, these supplemental measures are not defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion of FFO and NOI and for reconciliations of FFO and NOI. These earning measures and their relative per share amounts are widely used by investors and analysts in the valuation, comparison and investment recommendations of REITs. The following table reflects the recent historical trends of our operating performance measures (in thousands, except per share data):

	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008

Net income available to common stockholders	$81,287	$116,272	$264,910
Funds from operations	177,580	251,117	263,680
Net operating income	327,273	455,680	526,136
Per share data (fully diluted):
Net income available to common stockholders	$1.31	$1.46	$2.81
Funds from operations	2.86	3.16	2.80

Credit Strength.  We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to book capitalization, debt to undepreciated book capitalization and debt to market capitalization. The leverage ratios indicate how much of our balance sheet capitalization is related to total debt. Our coverage ratios include interest coverage ratio and fixed charge coverage ratio. The coverage ratios indicate our ability to service interest and fixed charges (interest plus preferred dividends and secured debt principal amortizations). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain investment grade ratings with Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings. The coverage ratios are based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) which is discussed in further detail, and reconciled to net income, below in “Non-GAAP Financial Measures.” Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures:

	Year Ended
	December 31,		December 31,		December 31,
	2006		2007		2008

Debt to book capitalization ratio	53%		53%		47%
Debt to undepreciated book capitalization ratio	49%		48%		43%
Debt to market capitalization ratio	39%		39%		38%
Adjusted interest coverage ratio	3.05	x	2.94	x	3.84	x
Adjusted fixed charge coverage ratio	2.45	x	2.41	x	3.20	x

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

	December 31,	December 31,	December 31,
	2006	2007	2008

Asset mix:
Real property	95%	92%	92%
Loans receivable	5%	8%	8%
Investment mix:
Assisted living facilities	25%	21%	20%
Skilled nursing facilities	34%	32%	27%
Independent/CCRC	13%	15%	19%
Specialty care facilities	6%	7%	11%
Medical office buildings	22%	25%	23%
Customer mix:
Senior Living Communities, LLC		4%	6%
Signature Healthcare LLC		6%	5%
Brookdale Senior Living Inc	7%	5%	5%
Life Care Centers of America, Inc.	6%	5%	5%
Emeritus Corporation	9%	7%	4%
Home Quality Management, Inc.	6%
Merrill Gardens L.L.C.	4%
Remaining portfolio	68%	73%	75%
Geographic mix:
Florida	17%	15%	14%
Texas	11%	13%	11%
California	7%	7%	8%
Massachusetts	8%	7%	7%
Tennessee		6%	6%
Ohio	6%
Remaining portfolio	51%	52%	54%

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

Portfolio Update

Net operating income.  The primary performance measure for our properties is net operating income (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our net operating income for the periods indicated (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008

Net operating income:
Investment properties	$324,479	$379,516	$436,811
Medical office buildings	2,132	74,636	87,633
Non-segment/corporate	662	1,528	1,692

Net operating income	$327,273	$455,680	$526,136

Payment coverage.  Payment coverage of the operators in our investment property portfolio have stabilized. Our overall payment coverage is at 1.96 times and represents a decrease of three basis points from 2007 and an increase of three basis point from 2006. The following table reflects our recent historical trends of portfolio coverage. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of facilities’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of earnings before interest, taxes, depreciation, amortization, and rent (but after imputed management fees) to contractual rent or interest due us.

	September 30, 2006				September 30, 2007				September 30, 2008
	CBMF		CAMF		CBMF		CAMF		CBMF		CAMF

Independent living/CCRCs	1.41	x	1.21	x	1.47	x	1.26	x	1.31	x	1.11	x
Assisted living facilities	1.54	x	1.33	x	1.57	x	1.35	x	1.55	x	1.32	x
Skilled nursing facilities	2.17	x	1.55	x	2.25	x	1.65	x	2.26	x	1.66	x
Specialty care facilities	2.88	x	2.34	x	2.72	x	2.16	x	2.26	x	1.83	x

Weighted averages	1.93	x	1.50	x	1.99	x	1.55	x	1.96	x	1.52	x

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2006	Dec. 31, 2007	$	%	Dec. 31, 2008	$	%	$	%

Cash and cash equivalents at beginning of period	$36,237	$36,216	$(21)	0%	$30,269	$(5,947)	(16)%	$(5,968)	(16)%
Cash provided from (used in) operating activities	216,319	271,461	55,142	25%	335,654	64,193	24%	119,335	55%
Cash provided from (used in) investing activities	(560,688)	(892,914)	(332,226)	59%	(1,010,496)	(117,582)	13%	(449,808)	80%
Cash provided from (used in) financing activities	344,348	615,506	271,158	79%	667,943	52,437	9%	323,595	94%

Cash and cash equivalents at end of period	$36,216	$30,269	$(5,947)	(16)%	$23,370	$(6,899)	(23)%	$(12,846)	(35)%

Operating Activities.  The increases in net cash provided from operating activities are primarily attributable to increases in net income, excluding non-cash items such as depreciation and amortization, stock-based compensation, impairments, capitalized interest and net straight-line rental income. Net income and the provisions for depreciation and amortization increased primarily as a result of net new investments in properties owned by us. See the discussion of investing activities below for additional details. To the extent that we acquire or dispose of additional properties in the future, our net income and provisions for depreciation and amortization will change accordingly.

The following is a summary of our straight-line rent (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2006	Dec. 31, 2007	$	%	Dec. 31, 2008	$	%	$	%

Gross straight-line rental income	$9,432	$17,029	$7,597	81%	$20,489	$3,460	20%	$11,057	117%
Cash receipts due to real property sales	(3,544)	(4,527)	(983)	28%	(2,187)	2,340	(52)%	1,357	(38)%
Prepaid rent receipts	(17,017)	(12,942)	4,075	(24)%	(26,095)	(13,153)	102%	(9,078)	53%
Amortization related to above/ (below) market leases, net	60	792	732	1220%	1,039	247	31%	979	1632%

	$(11,069)	$352	$11,421	n/a	$(6,754)	$(7,106)	n/a	$4,315	(39)%

Gross straight-line rental income represents the non-cash difference between contractual cash rent due and the average rent recognized pursuant to Statement of Financial Accounting Standards No. 13 Accounting for Leases (“SFAS 13”) for leases with fixed rental escalators, net of collectability reserves, if any. This amount is positive in the first half of a lease term (but declining every year due to annual increases in cash rent due) and is negative in the second half of a lease term. The increase in gross straight-line rental income and above/below amortization is primarily due to an increase in the number of our leases with fixed annual increases resulting primarily from the Windrose merger completed in December 2006 and the Rendina/Paramount acquisition completed in May 2007. The fluctuation in cash receipts due to real property sales is attributable to a decline in straight-line rent receivable balances on properties sold. The change in prepaid rent cash receipts is due to the mix of real property acquisitions during the periods presented. We typically receive prepaid rent in connection with investment property acquisitions.

Investing Activities.  The changes in net cash used in investing activities are primarily attributable to changes in loans receivable and real property investments. The following is a summary of our investment and disposition activities (dollars in thousands):

	Year Ended
	December 31, 2006(1)		December 31, 2007(2)		December 31, 2008
	Facilities	Amount	Facilities	Amount	Facilities	Amount

Real property acquisitions:
Independent living/CCRCs	5	$56,417	1	$43,000	2	$68,300
Assisted living facilities	8	77,600	4	36,233	3	45,490
Skilled nursing facilities	18	148,955	8	122,875	1	11,360
Specialty care facilities		0	1	11,923	7	196,303
Medical office buildings		0	28	381,134	7	121,809
Land parcels		10,250		8,928	1	10,000

Total acquisitions	31	293,222	42	604,093	21	453,262
Less:
Assumed debt		(25,049)		(166,188)		0
Assumed other assets/(liabilities), net		0		(2,432)		(1,899)

Cash disbursed for acquisitions		268,173		435,473		451,363
Construction in progress additions		149,843		295,102		595,452
Capital improvements to existing properties		11,167		39,976		25,561

Total cash invested in real property		429,183		770,551		1,072,376
Real property dispositions:
Independent living/CCRCs	1	12,745	1	5,346	2	15,547
Assisted living facilities	12	52,541	10	57,351	30	148,075
Skilled nursing facilities	3	10,079	7	18,107	4	6,290
Specialty care facilities		0		0	1	8,735
Medical office buildings		0		0	1	6,781
Land parcels		423		3,073		73

Total dispositions	16	75,788	18	83,877	38	185,501
Less:
Gains on sales of real property		1,267		14,437		163,933
LandAmerica settlement		0		0		2,500
Extinguishment of other assets/(liabilities)		0		0		(116)
Seller financing on sales of real property		(7,168)		0		(64,771)

Proceeds from real property sales		69,887		98,314		287,047

Net cash investments in real property	15	$359,296	24	$672,237	(17)	$785,329

Advances on real estate loans receivable:
Investments in new loans		$75,209		$205,770		$121,493
Draws on existing loans		11,781		30,124		21,265

Total gross investments in real estate loans		86,990		235,894		142,758
Less:
Seller financing on sales of real property						(59,649)

Net cash advances on real estate loans receivable		86,990		235,894		83,109
Receipts on real estate loans receivable:
Loan payoffs		65,002		42,028		8,815
Principal payments on loans		17,253		10,318		9,354

Total principal receipts on real estate loans		82,255		52,346		18,169

Net cash advances/(receipts) on real estate loans		$4,735		$183,548		$64,940

(1)	2006 excludes the Windrose merger.

(2)	2007 includes the Rendina/Paramount acquisition.

The investment in Windrose during 2006 primarily represented $183,139,000 of cash provided to Windrose to extinguish secured debt and cash used to pay advisory fees, lender consents and other merger-related costs totaling $15,023,000. These cash uses were offset by $15,591,000 of cash assumed from Windrose on the effective date of the merger. The investment in Rendina/Paramount primarily represented cash consideration of $141,967,000 offset by $4,000 of cash assumed from Paramount.

Financing Activities.  The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our debt, common stock issuances, preferred stock issuances and cash distributions to stockholders.

The changes in our senior unsecured notes include: (i) the issuance of $345,000,000 of our 4.75% convertible senior unsecured notes in November 2006; (ii) the issuance $400,000,000 of our 4.75% convertible senior unsecured notes in July 2007; (iii) the extinguishment of $52,500,000 of 7.5% senior unsecured notes in August 2007; (iv) the extinguishment of $42,330,000 of 7.625% senior unsecured notes in March 2008.

During the year ended December 31, 2008, we extinguished eight secured debt loans totaling $50,475,000 with a weighted-average interest rate of 6.67% and recognized extinguishment gains of $2,094,000. During the year ended December 31, 2007, we extinguished five secured debt loans totaling $29,797,000 with a weighted-average interest rate of 7.34%.

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

The following is a summary of our common stock issuances for the years presented (dollars in thousands, except per share amounts):

Date Issued	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

April 2006 public issuance	3,222,800	$36.00	$116,021	$109,748
2006 Dividend reinvestment plan issuances	1,876,377	36.34	68,184	68,184
2006 Option exercises	226,961	22.62	5,133	5,049

2006 Totals(1)	5,326,138		$189,338	$182,981

April 2007 public issuance	6,325,000	$44.01	$278,363	$265,294
December 2007 public issuance	3,500,000	42.14	147,490	147,139
2007 Dividend reinvestment plan issuances	1,626,000	41.81	67,985	67,985
2007 Option exercises	401,630	27.82	11,175	11,175

2007 Totals	11,852,630		$505,013	$491,593

March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
July 2008 public issuance	4,600,000	44.50	204,700	193,157
September 2008 public issuance	8,050,000	48.00	386,400	369,699
2008 Dividend reinvestment plan issuances	1,546,074	43.37	67,055	67,055
2008 Equity shelf program issuances	794,221	39.28	31,196	30,272
2008 Option exercises	118,895	29.83	3,547	3,547

2008 Totals	18,109,190		$817,218	$782,285

(1)	2006 excludes $912,000 of costs related to the Windrose merger.

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increases in dividends are primarily attributable to increases in the number of outstanding common and preferred shares as discussed above, increases in our annual common stock dividend per share and the payment of a prorated dividend of $0.3409 in December 2006 in conjunction with the Windrose merger.

The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2006		December 31, 2007		December 31, 2008
	Per Share	Amount	Per Share	Amount	Per Share	Amount

Common Stock	$2.8809	$178,365	$2.2791	$182,969	$2.70	$253,659
Series D Preferred Stock	1.96875	7,875	1.96875	7,875	1.96875	7,875
Series E Preferred Stock	1.50	112	1.50	112	1.50	112
Series F Preferred Stock	1.90625	13,344	1.90625	13,344	1.90625	13,344
Series G Preferred Stock	0.0625	132	1.875	3,799	1.875	1,870

Totals		$199,828		$208,099		$276,860

Off-Balance Sheet Arrangements

At December 31, 2008, we had four outstanding letter of credit obligations totaling $4,615,130 and expiring between 2009 and 2013. Please see Note 11 to our consolidated financial statements for additional information.

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

Contractual Obligations

The following table summarizes our payment requirements under contractual obligations as of December 31, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter

Unsecured line of credit arrangement	$570,000	$0	$570,000	$0	$0
Senior unsecured notes(1)	1,845,000	0	0	550,000	1,295,000
Secured debt(1)	448,378	39,657	67,434	75,908	265,379
Contractual interest obligations	1,215,495	140,260	270,624	230,295	574,316
Capital lease obligations	0	0	0	0	0
Operating lease obligations	163,978	4,220	8,352	7,831	143,575
Purchase obligations	744,556	209,068	531,296	4,192	0
Other long-term liabilities	4,828	337	488	4,003	0

Total contractual obligations	$4,992,235	$393,542	$1,448,194	$872,229	$2,278,270

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

At December 31, 2008, we had an unsecured credit arrangement with a consortium of sixteen banks providing for a revolving line of credit in the amount of $1,150,000,000, which is scheduled to expire on August 5, 2011 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.07% at December 31, 2008). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services

and was 0.6% at December 31, 2008. In addition, we pay a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at December 31, 2008. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. At December 31, 2008, we had $570,000,000 outstanding under the unsecured line of credit arrangement and estimated total contractual interest obligations of $18,189,000. Contractual interest obligations are estimated based on the assumption that the balance of $570,000,000 at December 31, 2008 is constant until maturity at interest rates in effect at December 31, 2008.

We have $1,845,000,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 4.75% to 8.0%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $1,060,949,000 at December 31, 2008. $745,000,000 of our senior unsecured notes are convertible notes that also contain put features. Please see Note 9 to our consolidated financial statements for additional information.

Additionally, we have mortgage loans with total outstanding principal of $448,378,000, collateralized by owned properties, with fixed annual interest rates ranging from 4.89% to 8.08%, payable monthly. The carrying values of the properties securing the mortgage loans totaled $773,673,000 at December 31, 2008. Total contractual interest obligations on mortgage loans totaled $136,357,000 at December 31, 2008.

At December 31, 2008, we had operating lease obligations of $163,978,000 relating primarily to ground leases at certain of our properties and office space leases.

Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At December 31, 2008, we had outstanding construction financings of $639,419,000 for leased properties and were committed to providing additional financing of approximately $729,278,000 to complete construction. At December 31, 2008, we had contingent purchase obligations totaling $15,278,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and certain non-compete agreements. We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the Company are anticipated for the 2009 fiscal year. Benefit payments are expected to total $4,003,000 during the next five fiscal years and no benefit payments are expected to occur during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $3,109,000 at December 31, 2008 ($1,915,000 at December 31, 2007).

In connection with the Windrose merger, we entered into consulting agreements with Fred S. Klipsch and Frederick L. Farrar, which expired in December 2008. We entered into a new consulting agreement with Mr. Farrar in December 2008, which expires in December 2009 and may be terminated at any time by Mr. Farrar. Each consultant has agreed not to compete with the Company for a period of two years following termination or expiration of the agreement. In exchange for complying with the covenant not to compete, Messers. Klipsch and Farrar will receive eight quarterly payments of $75,000 and $37,500, respectively, with the first payment to be made on the date of termination or expiration of the agreement. The first payment to Mr. Klipsch was made in December 2008.

Capital Structure

As of December 31, 2008, we had stockholders’ equity of $3,211,586,000 and a total outstanding debt balance of $2,863,772,000, which represents a debt to total book capitalization ratio of 47%. Our ratio of debt to market capitalization was 38% at December 31, 2008. For the twelve months ended December 31, 2008, our adjusted interest coverage ratio was 3.84 to 1.00. For the twelve months ended December 31, 2008, our adjusted fixed charge coverage ratio was 3.20 to 1.00. Also, at December 31, 2008, we had $23,370,000 of cash and cash equivalents, $154,070,000 of restricted cash and $580,000,000 of available borrowing capacity under our unsecured line of credit arrangement.

Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2008, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services. However, under our unsecured line of credit arrangement, these ratings on our senior unsecured notes are used to determine the fees and interest payable.

As of February 16, 2009, our senior unsecured notes were rated Baa2 (stable), BBB- (stable) and BBB (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

On May 12, 2006, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of February 16, 2009, we had an effective registration statement on file in connection with our enhanced DRIP program under which we may issue up to 10,760,247 shares of common stock. As of February 16, 2009, 7,926,634 shares of common stock remained available for issuance under this registration statement. In November 2008, we entered into an Equity Distribution Agreement with UBS Securities LLC relating to the offer and sale from time to time of up to $250,000,000 aggregate amount of our common stock (“Equity Shelf Program”). As of February 16, 2009, we had $218,804,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.

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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2006	Dec. 31, 2007	$	%	Dec. 31, 2008	$	%	$	%

Net income available to common stockholders	$81,287	$116,272	$34,985	43%	$264,910	$148,638	128%	$183,623	226%
Funds from operations	177,580	251,117	73,537	41%	263,680	12,563	5%	86,100	48%
Net operating income	327,273	455,680	128,407	39%	526,136	70,456	15%	198,863	61%
Adjusted EBITDA	308,465	439,464	130,999	42%	595,239	155,775	35%	286,774	93%

The components of the changes in revenues, expenses and other items are discussed in detail below. The following is a summary of certain items that impact the results of operations for the year ended December 31, 2008:

•	$2,094,000 ($0.02 per diluted share) of net gains on extinguishments of debt;

•	$2,500,000 ($0.03 per diluted share) of additional other income related to a lease termination;

•	$2,291,000 ($0.02 per diluted share) of non-recurring terminated transaction costs;

•	$1,325,000 ($0.01 per diluted share) of non-recurring income tax expense;

•	$23,393,000 ($0.25 per diluted share) of realized loss on derivatives;

•	$32,648,000 ($0.35 per diluted share) of impairment charges; and

•	$163,933,000 ($1.74 per diluted share) of gains on the sales of real property.

The components of the changes in revenues, expenses and other items are discussed in detail below. The following is a summary of certain items that impact the results of operations for the year ended December 31, 2007:

•	$1,750,000 ($0.02 per diluted share) of one-time acquisition finders’ fees;

•	$1,081,000 ($0.01 per diluted share) of net gains on extinguishments of debt;

•	$3,900,000 ($0.05 per diluted share) of additional other income related to the payoff of a warrant equity investment; and

•	$14,437,000 ($0.18 per diluted share) of gains on the sales of real property.

The following is a summary of certain items that impact the results of operations for the year ended December 31, 2006:

•	$5,213,000 ($0.08 per diluted share) of merger-related expenses; and

•	$1,267,000 ($0.02 per diluted share) of gains on the sales of real property.

The increase in fully diluted average common shares outstanding is primarily the result of the Windrose merger, public and private common stock offerings and common stock issuances pursuant to our DRIP. The following table represents the changes in outstanding common stock for the period from January 1, 2006 to December 31, 2008 (in thousands):

	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2007	2008	Totals

Beginning balance	58,125	73,192	85,496	58,125
Windrose merger	9,679	0	0	9,679
Public offerings	3,223	9,825	16,444	29,492
DRIP issuances	1,877	1,626	1,546	5,049
Preferred stock conversions	0	212	975	1,187
Option exercises	227	402	119	748
Other, net	61	239	124	424

Ending balance	73,192	85,496	104,704	104,704

Average number of common shares outstanding:
Basic	61,661	78,861	93,732
Diluted	62,045	79,409	94,309

We evaluate our business and make resource allocations on our two business segments — investment properties and medical office buildings. Under the investment property segment, properties are primarily leased under triple-net leases and we are not involved in the management of the property. Under the medical office building segment, our properties are typically leased under gross leases, modified gross leases or triple-net leases, to multiple tenants, and generally require a certain level of property management. There are no intersegment sales or transfers. Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income. Please see Note 19 to our consolidated financial statements for additional information.

Investment Properties

The following is a summary of our results of operations for the investment properties segment (dollars in thousands):

	Year Ended		One Year		Year Ended	One Year		Two Year
	Dec. 31,	Dec. 31,	Change		Dec. 31,	Change		Change
	2006	2007	$	%	2008	$	%	$	%

Revenues:
Rental income	$262,468	$313,123	$50,655	19%	$371,667	$58,544	19%	$109,199	42%
Interest income	18,829	25,823	6,994	37%	40,063	14,240	55%	21,234	113%
Other income	3,262	8,010	4,748	146%	7,899	(111)	(1)%	4,637	142%

	284,559	346,956	62,397	22%	419,629	72,673	21%	135,070	47%
Expenses:
Interest expense	(2,573)	248	2,821	n/a	3,291	3,043	1227%	5,864	n/a
Depreciation and
amortization	80,816	93,034	12,218	15%	107,683	14,649	16%	26,867	33%
Gain on extinguishment of debt.	0	0	0	n/a	(808)	(808)	n/a	(808)	n/a
Provision for loan losses	1,000	0	(1,000)	(100)%	94	94	n/a	(906)	(91)%

	79,243	93,282	14,039	18%	110,260	16,978	18%	31,017	39%

Income from continuing operations before income taxes	205,316	253,674	48,358	24%	309,369	55,695	22%	104,053	51%
Income tax (expense) benefit	0	293	293	n/a	(1,693)	(1,986)	n/a	(1,693)	n/a

Income from continuing operations	205,316	253,967	48,651	24%	307,676	53,709	21%	102,360	50%
Discontinued operations:
Gain on sales of properties	1,267	14,437	13,170	1039%	164,998	150,561	1043%	163,731	12923%
Income from discontinued operations, net	11,549	13,843	2,294	20%	9,171	(4,672)	(34)%	(2,378)	(21)%

	12,816	28,280	15,464	121%	174,169	145,889	516%	161,353	1259%

Net income	$218,132	$282,247	$64,115	29%	$481,845	$199,598	71%	$263,713	121%

The increase in rental income is primarily attributable to the acquisitions of new investment properties from which we receive rent. See the discussion of investing activities in “Liquidity and Capital Resources” above for further information. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. Interest income increased from 2007 and 2006 primarily due to an increase in the balance of outstanding loans.

Interest expense for the years ended December 31, 2008, 2007 and 2006 represents $7,176,000, $8,763,000 and $9,042,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the year ended December 31, 2008, we extinguished four investment property secured debt loans and recognized extinguishment gains of $808,000. The following is a summary of our investment property secured debt principal activity (dollars in thousands):

	Year Ended December 31, 2006		Year Ended December 31, 2007		Year Ended December 31, 2008
		Weighted Average		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$107,540	7.328%	$129,617	7.134%	$114,543	7.000%
Debt assumed	25,049	6.315%
Debt extinguished			(12,083)	8.421%	(17,821)	7.022%
Principal payments	(2,972)	7.251%	(2,991)	7.085%	(2,488)	6.974%

Ending balance	$129,617	7.134%	$114,543	7.000%	$94,234	6.996%

Monthly averages	$125,375	7.173%	$121,562	7.065%	$103,927	6.996%

Depreciation and amortization increased primarily as a result of additional investments in properties owned directly by us. See the discussion of investing activities in “Liquidity and Capital Resources” above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

At December 31, 2008, we had one specialty care facility that satisfied the requirements of Statement No. 144 for held for sale treatment. We did not recognize an impairment loss on this asset as the fair value less estimated costs to sell exceeded our carrying value. During the year ended December 31, 2008, we sold 30 assisted living facilities, two independent living facilities, four skilled nursing facilities, one specialty care facility and one parcel of land with carrying values of $178,647,000 for net gains of $164,998,000 and a deferred gain of $3,708,000. The following illustrates the reclassification impact as a result of classifying investment properties as discontinued operations for the periods presented. Please refer to Note 4 to our consolidated financial statements for further discussion.

	Year Ended December 31,
	2006	2007	2008

Revenues:
Rental Income	$39,920	$32,560	$17,182
Expenses:
Interest expense	11,615	8,515	3,885
Depreciation and amortization	15,636	10,202	4,126
General and adminstrative	1,120	0	0

Income (loss) from discontinued operations, net	$11,549	$13,843	$9,171

During the three months ended December 31, 2007, we recognized $3,900,000 of additional other income related to the payoff of a warrant equity investment. During the three months ended March 31, 2008, we determined that $1,325,000 of income taxes were due in connection with that investment gain. During the three months ended December 31, 2008, we recognized $2,500,000 of additional other income related to a lease termination.

As a result of our quarterly evaluations, we recorded a $94,000 addition to the allowance for loan losses at December 31, 2008. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed below in “Critical Accounting Policies.”

Medical Office Buildings

The following is a summary of our results of operations for the medical office building segment (dollars in thousands):

	Year Ended		One Year		Year Ended	One Year		Two Year
	Dec. 31,	Dec. 31,	Change		Dec. 31,	Change		Change
	2006	2007	$	%	2008	$	%	$	%

Revenues:
Rental income	$3,021	$104,550	$101,529	3361%	$128,963	$24,413	23%	$125,942	4169%
Other income	0	497	497	n/a	930	433	87%	930	n/a

	3,021	105,047	102,026	3377%	129,893	24,846	24%	126,872	4200%
Expenses:
Interest expense	519	21,407	20,888	4025%	20,279	(1,128)	(5)%	19,760	3807%
Property operating expenses	1,039	34,707	33,668	3240%	43,990	9,283	27%	42,951	4134%
Depreciation and amortization	1,012	42,190	41,178	4069%	48,471	6,281	15%	47,459	4690%
Gain on extinguishment of debt	0	(1,081)	(1,081)	n/a	(1,286)	(205)	19%	(1,286)	n/a

	2,570	97,223	94,653	3683%	111,454	14,231	15%	108,884	4237%

Income from continuing operations before income taxes and minority interests	451	7,824	7,373	1635%	18,439	10,615	136%	17,988	3988%
Income tax (expense) benefit	0	12	12	n/a	(51)	(63)	n/a	(51)	n/a

Income from continuing operations before minority interests	451	7,836	7,385	1637%	18,388	10,552	135%	17,937	3977%
Minority interests	(13)	(238)	(225)	1731%	(126)	112	(47)%	(113)	869%

Income from continuing operations	438	7,598	7,160	1635%	18,262	10,664	140%	17,824	4069%
Discontinued operations:
Loss on sales of properties	0	0	0	n/a	(1,065)	(1,065)	n/a	(1,065)	n/a
Impairment of assets	0	0	0	n/a	(32,648)	(32,648)	n/a	(32,648)	n/a
Income from discontinued
operations, net	(41)	(1,775)	(1,734)	4229%	(2,584)	(809)	46%	(2,543)	6202%

	(41)	(1,775)	(1,734)	4229%	(36,297)	(34,522)	1945%	(36,256)	88429%

Net income (loss)	$397	$5,823	$5,426	1367%	$(18,035)	$(23,858)	n/a	$(18,432)	n/a

As discussed in Note 2 to our consolidated financial statements, we completed our merger with Windrose Medical Properties Trust on December 20, 2006. These operations are the principal component of our medical office building segment and represent the primary component of the change in results of operations for this segment from 2006 to 2007. Additionally, in May 2007, we completed the acquisition of 17 medical office buildings and Paramount Real Estate Services, a property management company, from affiliates of Rendina Companies. The results of operations for these properties and Paramount have been included in our consolidated results of operations from the date of acquisition and represent the primary component of change in results of operations for this segment from 2007 to 2008.

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

Interest expense for the years ended December 31, 2008, 2007 and 2006 represents $21,828,000, $20,174,000 and $498,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. Interest expense for the years ended December 31, 2007 and 2006 also includes $3,104,000 and $112,000, respectively, of interest expense related to the subsidiary trust liability. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the year ended December 31, 2008, we extinguished four medical office building secured debt loans and recognized extinguishment gains of $1,286,000. The following is a summary of our medical office building secured debt principal activity (dollars in thousands):

	Year Ended December 31, 2006		Year Ended December 31, 2007		Year Ended December 31, 2008
		Weighted Average		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$0	0.000%	$248,783	5.939%	$392,430	5.854%
Debt assumed	248,844	5.939%	166,331	5.808%
Debt extinguished			(17,713)	6.599%	(32,653)	6.473%
Principal payments	(61)	5.939%	(4,971)	5.881%	(5,631)	5.741%

Ending balance	$248,783	5.939%	$392,430	5.854%	$354,146	5.799%

Monthly averages	$248,813	5.939%	$335,234	5.892%	$365,661	5.802%

At December 31, 2006, we had $51,000,000 of trust preferred liability principal outstanding with a fixed annual interest rate of 7.22%. On November 6, 2007, we purchased all $50,000,000 of the outstanding trust preferred securities at par for the purpose of unwinding this financing arrangement and extinguishing the liability of the operating partnership to the subsidiary trust and recorded a $1,081,000 gain on extinguishment of debt.

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

At December 31, 2008, we had 14 medical office buildings that satisfied the requirements of Statement No. 144 for held for sale treatment. In determining the fair value of the assets, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected net operating income and published capitalization rates. Management’s estimates projected that the carrying value of the assets was less than the estimated fair value and an impairment charge of $32,648,000 was recorded to reduce the properties to their estimated fair value. During the year ended December 31, 2008, we sold one medical office building with a carrying value of $6,781,000 for a loss of $1,061,000. The following illustrates the reclassification impact as a result of classifying these medical office buildings as discontinued operations for the periods presented. Please refer to Note 4 to our consolidated financial statements for further discussion.

	Year Ended December 31,
	2006	2007	2008

Revenues:
Rental Income	$226	$7,064	$4,369
Expenses:
Interest expense	91	1,871	1,549
Property operating expenses	76	2,768	2,639
Depreciation and amortization	100	4,200	2,765

Income (loss) from discontinued operations, net	$(41)	$(1,775)	$(2,584)

Non-Segment/Corporate

The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

			One Year			One Year		Two Year
	Year Ended		Change		Year Ended	Change		Change
	Dec. 31, 2006	Dec. 31, 2007	$	%	Dec. 31, 2008	$	%	$	%

Revenues:
Other income	$662	$1,528	$866	131%	$1,692	$164	11%	$1,030	156%
Expenses:
Interest expense	90,437	110,238	19,801	22%	107,243	(2,995)	(3)%	16,806	19%
General and administrative	25,922	37,465	11,543	45%	47,193	9,728	26%	21,271	82%
Realized loss on derivatives	0	0	0	n/a	23,393	23,393	n/a	23,393	n/a

	116,359	147,703	31,344	27%	177,829	30,126	20%	61,470	53%

Income from continuing operations before income taxes	(115,697)	(146,175)	(30,478)	26%	(176,137)	(29,962)	20%	(60,440)	52%
Income tax (expense) benefit	(82)	(493)	(411)	501%	438	931	n/a	520	n/a

Income from continuing operations	(115,779)	(146,668)	(30,889)	27%	(175,699)	(29,031)	20%	(59,920)	52%
Preferred stock dividends	21,463	25,130	3,667	17%	23,201	(1,929)	(8)%	1,738	8%

Net income available to common stockholders	$(137,242)	$(171,798)	$(34,556)	25%	$(198,900)	$(27,102)	16%	$(61,658)	45%

Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.

The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2006	Dec. 31, 2007	$	%	Dec. 31, 2008	$	%	$	%

Senior unsecured notes	$80,069	$101,618	$21,549	27%	$106,732	$5,114	5%	$26,663	33%
Unsecured lines of credit	11,397	15,652	4,255	37%	18,878	3,226	21%	7,481	66%
Capitalized interest	(4,470)	(12,526)	(8,056)	180%	(25,029)	(12,503)	100%	(20,559)	460%
SWAP losses (savings)	197	(89)	(286)	n/a	(161)	(72)	81%	(358)	n/a
Loan expense	3,245	5,581	2,336	72%	6,823	1,242	22%	3,578	110%

Totals	$90,438	$110,236	$19,798	22%	$107,243	$(2,993)	(3)%	$16,805	19%

The change in interest expense on senior unsecured notes is due to the net effect and timing of issuances and extinguishments. The following is a summary of our senior unsecured notes activity (dollars in thousands):

	Year Ended December 31, 2006		Year Ended December 31, 2007		Year Ended December 31, 2008
		Weighted Average		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$1,194,830	6.566%	$1,539,830	6.159%	$1,887,330	5.823%
Debt issued	345,000	4.750%	400,000	4.750%
Debt extinguished			(52,500)	7.500%	(42,330)	7.625%

Ending balance	$1,539,830	6.159%	$1,887,330	5.823%	$1,845,000	5.782%

Monthly averages	$1,244,445	6.494%	$1,704,253	5.991%	$1,854,768	5.792%

The change in interest expense on unsecured lines of credit arrangements is due primarily to changes in average amounts outstanding and fluctuating variable interest rates. The following is a summary of our unsecured lines of credit arrangements (dollars in thousands):

	Year Ended December 31,
	2006	2007	2008

Balance outstanding at December 31	$225,000	$307,000	$570,000
Maximum amount outstanding at any month end	276,000	434,000	744,000
Average amount outstanding (total of daily principal balances divided by days in year)	164,905	234,392	500,561
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	6.91%	6.68%	3.77%

We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the years ended December 31, 2006, 2007 and 2008 totaled $4,470,000, $12,526,000 and $25,029,000, respectively.

On May 6, 2004, we entered into two interest rate swap agreements (the “2004 Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The 2004 Swaps were treated as fair-value hedges for accounting purposes and we utilized the short-cut method to assess effectiveness. The 2004 Swaps were with highly rated counterparties in which we received a fixed rate of 6.0% and paid a variable rate based on six-month LIBOR plus a spread. For the year ended December 31, 2006, we incurred $197,000 of losses related to the 2004 Swaps that was recorded as an addition to interest expense. For the year ended December 31, 2007, we generated $89,000 of savings related to the 2004 Swaps that was recorded as a reduction of interest expense. On September 12, 2007, we terminated the 2004 Swaps and we received a $2,125,000 cash settlement. The unamortized amount of this settlement at December 31, 2008 was $1,634,000 ($1,973,000 at December 31, 2007) and is recorded as an adjustment to the hedged item. This amount will be amortized to interest expense over the life of the hedged debt using the effective interest method. For the year ended December 31, 2008, $339,000 of amortization was recognized as a reduction to senior unsecured notes interest expense.

On July 2, 2007, we entered into two forward-starting interest rate swaps (the “July 2007 Swaps”), with an aggregate notional amount of $200,000,000 that were designated as cash flow hedges of the variability in forecasted interest payments attributable to changes in the LIBOR swap rate, on long-term fixed rate debt forecasted to be issued in 2007. The July 2007 Swaps had the economic effect of fixing $200,000,000 of our debt at 4.913% for five years. The July 2007 Swaps were settled on July 17, 2007, which was the date that the forecasted debt was priced. The cash settlement value of these contracts at July 17, 2007 was $733,000. This amount represented the effective portion of the hedges as there was no hedge ineffectiveness. Therefore, the $733,000 settlement value was deferred in accumulated other comprehensive income (“AOCI”) and will be amortized to interest expense using the effective interest method. The unamortized amount of AOCI related to these contracts at December 31, 2008 is $521,000

($668,000 at December 31, 2007). For the years ended December 31, 2008 and 2007, we reclassified $147,000 and $65,000, respectively, out of AOCI as a reduction of interest expense.

On September 12, 2007, we entered into two forward-starting interest rate swaps (the “September 2007 Swaps”) for a total notional amount of $250,000,000 to hedge 10 years of interest payments associated with a long-term borrowing that was expected to occur in 2008. The September 2007 Swaps each had an effective date of September 12, 2008 and a maturity date of September 12, 2018. We expected to settle the 2007 Swaps when the debt was to be priced. The September 2007 Swaps were to have the economic effect of fixing $250,000,000 of our future debt at 4.469% plus a credit spread for 10 years. The September 2007 Swaps had been designated as cash flow hedges and we expected the 2007 Swaps to be highly effective at offsetting changes in cash flows of interest payments on $250,000,000 of our future debt due to changes in the LIBOR swap rate. Therefore, effective changes in the fair value of the September 2007 Swaps were recorded in AOCI and were to be reclassified to interest expense when the hedged forecasted transactions affected earnings (as interest payments are made on the expected debt issuance). The ineffective portion of the changes in fair value was to be recorded directly in earnings.

At December 31, 2007, the September 2007 Swaps were reported at their fair value of $7,990,000 and were included in other liabilities and AOCI. During the year ended December 31, 2008, as a result of the severe dislocation in the credit markets, we terminated plans to issue debt and also terminated the September 2007 Swaps for $23,393,000. Amounts previously recorded in AOCI were reclassified to realized loss on derivatives resulting in $23,393,000 of expense as the forecasted transaction was no longer probable to occur.

Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. The change in loan expense is primarily due to costs associated with the issuance of $345,000,000 of senior unsecured convertible notes in November and December 2006, the issuance of $400,000,000 of senior unsecured convertible notes in July 2007 and costs associated with the extension and expansion of our unsecured line of credit in August 2007.

General and administrative expenses as a percentage of revenues (including revenues from discontinued operations) for the year ended December 31, 2008 were 8.24%, as compared with 7.64% and 8.26% for the same periods in 2007 and 2006. The increase from 2006 to 2007 is primarily related to the Windrose merger completed on December 20, 2006, the Paramount acquisition completed in May 2007, $1,750,000 of acquisition finders’ fees paid during the three months ended June 30, 2007 and costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives. During the quarter ended June 30, 2007, we recorded $1,750,000 of one-time acquisition finders’ fees paid to former Windrose management in connection with the closing of the Rendina/Paramount transaction. These fees relate to services rendered prior to the consummation of the Windrose merger in December 2006. Due to the recipients’ current employment status with the company, the fees have been expensed as compensation rather than included in the purchase price of the acquisition, as is typical with such fees. The increase from 2007 to 2008 is primarily due to $2,291,000 of non-recurring terminated transaction costs and costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives. The terminated transaction costs primarily related to the termination of the Arcapita/Sunrise agreement.

The change in preferred dividends is primarily due to the change in average outstanding preferred shares. The following is a summary of our preferred stock activity:

	Year Ended December 31, 2006		Year Ended December 31, 2007		Year Ended December 31, 2008
		Weighted Average		Weighted Average		Weighted Average
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	11,074,989	7.704%	13,174,989	7.672%	12,879,189	7.676%
Shares issued	2,100,000	7.500%
Shares converted			(295,800)	7.500%	(1,362,887)	7.500%

Ending balance	13,174,989	7.672%	12,879,189	7.676%	11,516,302	7.696%

Monthly averages	11,236,527	7.701%	13,129,481	7.672%	12,138,161	7.686%

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

Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

Other than Adjusted EBITDA, our supplemental reporting measures and similarly entitled financial measures are widely used by investors, equity and debt analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. Management uses these financial measures to facilitate internal and external comparisons to our historical operating results and in making operating decisions. Additionally, these measures are utilized by the Board of Directors to evaluate management. Adjusted EBITDA is used solely to determine our compliance with a financial covenant of our line of credit arrangement and is not being presented for use by investors for any other purpose. None of our supplemental measures represent net income or cash flow provided from operating activities as determined in accordance with U.S. GAAP and should not be considered as alternative measures of profitability or liquidity. Finally, the supplemental reporting measures, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts or other companies. Multi-period amounts may not equal the sum of the individual quarterly amounts due to rounding.

The table below reflects the reconciliation of FFO to net income available to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization include provisions for depreciation and amortization from discontinued operations. Amounts are in thousands except for per share data.

	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008

FFO Reconciliation:
Net income available to common stockholders	$81,287	$116,272	$264,910
Depreciation and amortization	97,564	149,626	163,045
Loss (gain) on sales of properties	(1,267)	(14,437)	(163,933)
Minority interests	(4)	(344)	(342)

Funds from operations	$177,580	$251,117	$263,680
Average common shares outstanding:
Basic	61,661	78,861	93,732
Diluted	62,045	79,409	94,309
Per share data:
Net income available to common stockholders
Basic	$1.32	$1.47	$2.83
Diluted	1.31	1.46	2.81
Funds from operations
Basic	$2.88	$3.18	$2.81
Diluted	2.86	3.16	2.80

The table below reflects the reconciliation of NOI for the periods presented. All amounts include amounts from discontinued operations, if applicable. Amounts are in thousands.

	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008

NOI Reconciliation:
Total revenues:
Investment properties:
Rental income:
Independent living/CCRCs	$36,474	$43,072	$66,402
Assisted living facilities	103,899	108,475	117,009
Skilled nursing facilities	149,248	167,718	161,642
Specialty care facilities	12,767	26,418	43,796

Investment property rental income	302,388	345,683	388,849
Interest income	18,829	25,823	40,063
Other income	3,262	8,010	7,899

Total investment property revenues	324,479	379,516	436,811
Medical office buildings:
Rental income	3,247	111,614	133,332
Other income	0	497	930

Total medical office building revenues	3,247	112,111	134,262
Corporate other income	662	1,528	1,692

Total revenues	328,388	493,155	572,765
Property operating expenses:
Investment properties	0	0	0
Medical office buildings	1,115	37,475	46,629
Non-segment/corporate	0	0	0

Total property operating expenses	1,115	37,475	46,629
Net operating income:
Investment properties	324,479	379,516	436,811
Medical office buildings	2,132	74,636	87,633
Non-segment/corporate	662	1,528	1,692

Net operating income	$327,273	$455,680	$526,136

The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Year Ended
	December 31,		December 31,		December 31,
	2006		2007		2008

Adjusted EBITDA Reconciliation:
Net income	$102,750		$141,402		$288,111
Interest expense	100,089		142,279		136,247
Tax expense/(benefit)	82		188		1,306
Depreciation and amortization	97,564		149,626		163,045
Stock-based compensation expense	6,980		7,050		8,530
Provision for loan losses	1,000		0		94
Loss/(gain) on extinguishment of debt, net	0		(1,081)		(2,094)

Adjusted EBITDA	$308,465		$439,464		$595,239
Interest Coverage Ratio:
Interest expense	$100,089		$142,279		$136,247
Non-cash interest expense	(3,296)		(5,366)		(6,419)
Capitalized interest	4,470		12,526		25,029

Total interest	101,263		149,439		154,857
Adjusted EBITDA	$308,465		$439,464		$595,239

Adjusted interest coverage ratio	3.05	x	2.94	x	3.84	x
Fixed Charge Coverage Ratio:
Total interest	$101,263		$149,439		$154,857
Secured debt prinicipal amortization	3,033		7,950		8,119
Preferred dividends	21,463		25,130		23,201

Total fixed charges	125,759		182,519		186,177
Adjusted EBITDA	$308,465		$439,464		$595,239

Adjusted fixed charge coverage ratio	2.45	x	2.41	x	3.20x

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 1 of our audited consolidated financial statements for further information on significant accounting policies that impact us. There were no material changes to these policies in 2008.

The following table presents information about our critical accounting policies, as well as the material assumptions used to develop each estimate:

Nature of Critical	Assumptions/
Accounting Estimate	Approach Used

Allowance for Losses on Loans Receivable
We maintain an allowance for losses on loans receivable in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended, and SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of all outstanding loans. If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to full accrual status.	The determination of the allowance is based on a quarterly evaluation of all outstanding loans, including general economic conditions and estimated collectability of loan payments and principal. We evaluate the collectability of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying property.

As a result of our quarterly evaluation, we recorded a $94,000 addition to the allowance for losses on loans receivable at December 31, 2008, resulting in an allowance of $7,500,000 relating to loans with outstanding balances of $121,893,000. Also at December 31, 2008, we had loans with outstanding balances of $72,770,000 on non-accrual status.

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

For the year ended December 31, 2008, we recorded $118,204,000, $32,212,000 and $12,629,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 35.5 years, 10.6 years and 6.6 years, respectively, for the year ended December 31, 2008.

Impairment of Long-Lived Assets
We review our long-lived assets for potential impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“SFAS 144”). An impairment charge must be recognized when the carrying value of a long-lived asset is not recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that a permanent impairment of a long-lived asset has occurred, the carrying value of the asset is reduced to its fair value and an impairment charge is recognized for the difference between the carrying value and the fair value.

When assets are identified that meet the criteria for held for sale classification in accordance with SFAS 144 an analysis is completed that compares the estimated fair value (estimated sales value less cost of sales) to the carrying value of the assets. If it is determined that the carrying value of these assets is in excess of the estimated fair value, the assets are reduced to the estimated fair value.	The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if there are indicators of impairment. These indicators may include anticipated operating losses at the property level, the tenant’s inability to make rent payments, a decision to dispose of an asset before the end of its estimated useful life and changes in the market that may permanently reduce the value of the property. If indicators of impairment exist, then the undiscounted future cash flows from the most likely use of the property are compared to the current net book value. This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated from the property during the period the property is expected to be held.

At December 31, 2008, it was determined that 14 medical office buildings met the criteria for the held for sale classification. In determining the fair value of the assets, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected net operating income and published capitalization rates. Management’s estimates projected that the carrying value of the assets was less than the estimated fair value and an impairment charge of $32,648,000 was recorded to reduce the properties to their estimated fair value.

Nature of Critical	Assumptions/
Accounting Estimate	Approach Used

Fair Value of Derivative Instruments
The valuation of derivative instruments is accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 133, as amended, requires companies to record derivatives at fair market value on the balance sheet as assets or liabilities.
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future.

We were not party to any derivative instruments as of December 31, 2008.

Revenue Recognition
Revenue is recorded in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, as amended (“SAB 104”). SAB 104 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. If the collectability of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risk. Substantially all of our operating leases contain fixed and/or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.	We evaluate the collectability of our revenues and related receivables on an on-going basis. We evaluate collectability based on assumptions and other considerations including, but not limited to, the certainty of payment, payment history, the financial strength of the investment’s underlying operations as measured by cash flows and payment coverages, the value of the underlying collateral and guaranties and current economic conditions.

If our evaluation indicates that collectability is not reasonably assured, we may place an investment on non-accrual or reserve against all or a portion of current income as an offset to revenue.

For the year ended December 31, 2008, we recognized $40,063,000 of interest income and $522,181,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $28,282,000 as compared to gross straight-line rental income recognized of $20,489,000 for the twelve months ended December 31, 2008. At December 31, 2008, our straight-line receivable balance was $44,963,000, net of reserves totaling $251,000. Also at December 31, 2008, we had loans with outstanding balances of $72,770,000 on non-accrual status.

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

	December 31, 2008		December 31, 2007
	Principal	Change in	Principal	Change in
	Balance	Fair Value	Balance	Fair Value

Senior unsecured notes	$1,845,000	$(112,438)	$1,887,330	$(96,726)
Secured debt	448,378	(17,966)	492,741	(24,530)

Totals	$2,293,378	$(130,404)	$2,380,071	$(121,256)

On September 12, 2007, we entered into two forward-starting interest rate swaps (the “September 2007 Swaps”) for a total notional amount of $250,000,000 to hedge 10 years of interest payments associated with a long-term borrowing that was expected to occur in 2008. The September 2007 Swaps each had an effective date of September 12, 2008 and a maturity date of September 12, 2018. We expected to settle the 2007 Swaps when the debt was to be priced. The September 2007 Swaps were to have the economic effect of fixing $250,000,000 of our future debt at 4.469% plus a credit spread for 10 years. The September 2007 Swaps had been designated as cash flow hedges and we expected the 2007 Swaps to be highly effective at offsetting changes in cash flows of interest payments on $250,000,000 of our future debt due to changes in the LIBOR swap rate. Therefore, effective changes in the fair value of the September 2007 Swaps were recorded in AOCI and were to be reclassified to interest expense when the hedged forecasted transactions affected earnings (as interest payments are made on the expected debt issuance). The ineffective portion of the changes in fair value was to be recorded directly in earnings. At December 31, 2007, the September 2007 Swaps were reported at their fair value of $7,990,000 and were included in other liabilities and AOCI. During the year ended December 31, 2008, as a result of the severe dislocation in the credit markets, we terminated plans to issue debt and also terminated the September 2007 Swaps for $23,393,000. Amounts previously recorded in AOCI were reclassified to realized loss on derivatives resulting in $23,393,000 of expense as the forecasted transaction was no longer probable to occur.

Our variable rate debt, including our unsecured line of credit arrangement, is reflected at fair value. At December 31, 2008, we had $570,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $5,700,000. At December 31, 2007, we had $321,232,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $3,212,000.

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

For additional information regarding fair values of financial instruments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 16 to our audited consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Health Care REIT, Inc.

We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in Item 15(a) (2) of this Form 10-K. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
February 27, 2009

HEALTH CARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

ASSETS
Real estate investments:
Real property owned
Land and land improvements	$504,907	$447,029
Buildings and improvements	4,653,871	4,224,955
Acquired lease intangibles	133,324	131,312
Real property held for sale, net of accumulated depreciation	48,054	0
Construction in progress	639,419	313,709

	5,979,575	5,117,005
Less accumulated depreciation and amortization	(600,781)	(478,373)

Total real property owned	5,378,794	4,638,632
Real estate loans receivable	482,885	381,394
Less allowance for losses on loans receivable	(7,500)	(7,406)

	475,385	373,988

Net real estate investments	5,854,179	5,012,620
Other assets:
Equity investments	1,030	1,408
Deferred loan expenses	23,579	30,499
Cash and cash equivalents	23,370	30,269
Restricted cash	154,070	17,575
Receivables and other assets	136,890	121,485

	338,939	201,236

Total assets	$6,193,118	$5,213,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under unsecured lines of credit arrangements	$570,000	$307,000
Senior unsecured notes	1,847,247	1,890,192
Secured debt	446,525	507,476
Accrued expenses and other liabilities	107,157	95,145

Total liabilities	2,970,929	2,799,813
Minority interests	10,603	9,687
Stockholders’ equity:
Preferred stock, $1.00 par value:	289,929	330,243
Authorized — 50,000,000 shares
Issued and outstanding — 11,516,302 shares in 2008 and 12,879,189 shares in 2007 at liquidation preference
Common stock, $1.00 par value:	104,635	85,412
Authorized — 225,000,000 shares
Issued — 104,835,626 shares in 2008 and 85,600,333 shares in 2007
Outstanding — 104,703,702 shares in 2008 and 85,496,164 shares in 2007
Capital in excess of par value	3,180,628	2,370,037
Treasury stock	(5,145)	(3,952)
Cumulative net income	1,362,366	1,074,255
Cumulative dividends	(1,723,819)	(1,446,959)
Accumulated other comprehensive income	(1,113)	(7,381)
Other equity	4,105	2,701

Total stockholders’ equity	3,211,586	2,404,356

Total liabilities and stockholders’ equity	$6,193,118	$5,213,856

See accompanying notes

HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues:
Rental income	$500,630	$417,673	$265,489
Interest income	40,063	25,823	18,829
Other income	10,521	10,035	3,924

	551,214	453,531	288,242
Expenses:
Interest expense	130,813	131,893	88,383
Property operating expenses	43,990	34,707	1,039
Depreciation and amortization	156,154	135,224	81,828
General and administrative	47,193	37,465	25,922
Realized loss on derivatives	23,393	0	0
Loss (gain) on extinguishment of debt	(2,094)	(1,081)	0
Provision for loan losses	94	0	1,000

	399,543	338,208	198,172

Income from continuing operations before income taxes and minority interests	151,671	115,323	90,070
Income tax (expense) benefit	(1,306)	(188)	(82)

Income before minority interests	150,365	115,135	89,988
Minority interests	(126)	(238)	(13)

Income from continuing operations	150,239	114,897	89,975
Discontinued operations:
Gain (loss) on sales of properties	163,933	14,437	1,267
Impairment of assets	(32,648)	0	0
Income from discontinued operations, net	6,587	12,068	11,508

	137,872	26,505	12,775

Net income	288,111	141,402	102,750
Preferred stock dividends	23,201	25,130	21,463

Net income available to common stockholders	264,910	$116,272	$81,287

Average number of common shares outstanding:
Basic	93,732	78,861	61,661
Diluted	94,309	79,409	62,045
Earnings per share:
Basic:
Income from continuing operations available to common stockholders	1.36	$1.14	$1.11
Discontinued operations, net	1.47	0.34	0.21

Net income available to common stockholders*	2.83	$1.47	$1.32

Diluted:
Income from continuing operations available to common stockholders	1.35	$1.13	$1.10
Discontinued operations, net	1.46	0.33	0.21

Net income available to common stockholders*	2.81	$1.46	$1.31

*	Amounts may not sum due to rounding

See accompanying notes

HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Total
	(In thousands, except per share data)

Balances at December 31, 2005	$276,875	$58,050	$1,306,471	$(2,054)	$830,103	$(1,039,032)	$0	$343	$1,430,756
Net income					102,750				102,750
Adjustment to adopt SFAS 158							(135)		(135)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		2,200	75,081	(812)				(85)	76,384
Option compensation expense								1,066	1,066
Shares issued in Windrose Medical Properties Trust merger	62,118	9,679	386,255						458,052
Proceeds from issuance of common stock		3,223	106,525						109,748
SFAS 123(R) reclassification			(521)					521	0
Cash dividends:
Common stock-$2.8809 per share						(178,365)			(178,365)
Preferred stock, Series D-$1.96875 per share						(7,875)			(7,875)
Preferred stock, Series E-$1.50 per share						(112)			(112)
Preferred stock, Series F-$1.90625 per share						(13,344)			(13,344)
Preferred stock, Series G-$0.0625 per share						(132)			(132)

Balances at December 31, 2006	338,993	73,152	1,873,811	(2,866)	932,853	(1,238,860)	(135)	1,845	1,978,793
Comprehensive income:
Net income					141,402				141,402
Other comprehensive income
Unrealized loss on equity investments							(192)		(192)
Unrealized actuarial gain/(loss)							140		140
Cash flow hedge activity							(7,194)		(7,194)

Total comprehensive income									134,156

Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		2,223	85,080	(1,086)				(250)	85,967
Conversion of preferred stock	(8,750)	212	8,538						0
Option compensation expense								1,106	1,106
Net proceeds from sale of common stock		9,825	402,608						412,433
Cash dividends:
Common stock-$2.2791 per share						(182,969)			(182,969)
Preferred stock, Series D-$1.96875 per share						(7,875)			(7,875)
Preferred stock, Series E-$1.50 per share						(112)			(112)
Preferred stock, Series F-$1.90625 per share						(13,344)			(13,344)
Preferred stock, Series G-$1.875 per share						(3,799)			(3,799)

Balances at December 31, 2007	330,243	85,412	2,370,037	(3,952)	1,074,255	(1,446,959)	(7,381)	2,701	2,404,356
Comprehensive income:
Net income					288,111				288,111
Other comprehensive income:
Unrealized loss on equity investments							(846)		(846)
Unrecognized actuarial gain/(loss)							(715)		(715)
Cash flow hedge activity							7,829		7,829

Total comprehensive income									294,379

Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,804	76,013	(1,193)				(99)	76,525
Conversion of preferred stock	(40,314)	975	39,339						0
Option compensation expense								1,503	1,503
Net proceeds from sale of common stock		16,444	695,239						711,683
Cash dividends:
Common stock-$2.70 per share						(253,659)			(253,659)
Preferred stock, Series D-$1.96875 per share						(7,875)			(7,875)
Preferred stock, Series E-$1.50 per share						(112)			(112)
Preferred stock, Series F-$1.90625 per share						(13,344)			(13,344)
Preferred stock, Series G-$1.875 per share						(1,870)			(1,870)

Balances at December 31, 2008	$289,929	$104,635	$3,180,628	$(5,145)	$1,362,366	$(1,723,819)	$(1,113)	$4,105	$3,211,586

See accompanying notes

HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating activities
Net income	$288,111	$141,402	$102,750
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	163,045	149,626	97,564
Other amortization expenses	10,025	6,018	3,090
Stock-based compensation expense	8,530	7,050	6,980
Capitalized interest	(25,029)	(12,526)	(4,470)
Provision for loan losses	94	0	1,000
Minority interests share of earnings	126	238	13
Impairment of assets	32,648	0	0
Loss (gain) on extinguishment of debt, net	(2,094)	(1,081)	0
Gain on investment	0	(3,900)	0
Amortization of above/below market leases, net	(1,039)	(792)	(60)
Rental income less than (in excess of) cash received	7,793	440	11,129
Loss (gain) on sales of properties	(163,933)	(14,437)	(1,267)
Deferred gain on sales of properties	3,708	0	0
Increase (decrease) in accrued expenses and other liabilities	17,363	(3,253)	5,810
Decrease (increase) in receivables and other assets	(3,694)	2,676	(6,220)

Net cash provided from (used in) operating activities	335,654	271,461	216,319
Investing activities
Investment in real property	(1,072,376)	(631,209)	(429,183)
Investment in loans receivable	(83,109)	(235,894)	(86,990)
Other investments, net of payments	(12,458)	(22,998)	(11,761)
Principal collected on loans receivable	18,169	52,346	82,255
Investment in Windrose, net of cash assumed	0	0	(182,571)
Investment in Rendina/Paramount, net of cash assumed	0	(141,963)	0
Decrease (increase) in restricted cash	(138,502)	(7,578)	127
Proceeds from sales of properties	287,047	98,314	69,887
Other	(9,267)	(3,932)	(2,452)

Net cash provided from (used in) investing activities	(1,010,496)	(892,914)	(560,688)
Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	263,000	82,000	30,000
Proceeds from derivative transactions	0	2,858	0
Proceeds from issuance of senior unsecured notes	0	388,943	337,517
Payments to extinguish senior unsecured notes	(42,330)	(52,500)	0
Payments to extinguish liability to subsidiary trust issuing preferred securities	0	(50,000)	0
Principal payments on secured debt	(58,594)	(37,758)	(3,033)
Net proceeds from the issuance of common stock	782,285	491,593	182,069
Contributions by minority interests	3,556	2,865	0
Distributions to minority interests	(2,766)	(419)	0
Decrease (increase) in deferred loan expense	(348)	(3,977)	(2,377)
Cash distributions to stockholders	(276,860)	(208,099)	(199,828)

Net cash provided from (used in) financing activities	667,943	615,506	344,348

Increase (decrease) in cash and cash equivalents	(6,899)	(5,947)	(21)
Cash and cash equivalents at beginning of year	30,269	36,216	36,237

Cash and cash equivalents at end of year	$23,370	$30,269	$36,216

See accompanying notes

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies and Related Matters

Industry

Health Care REIT, Inc., with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of December 31, 2008, our broadly diversified portfolio consisted of 633 properties in 39 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on the Internet at www.hcreit.com.

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

Revenue Recognition

Revenue is recorded in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, as amended (“SAB 104”). SAB 104 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risk. Substantially all of our operating leases contain either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less.

Restricted Cash

Restricted cash primarily consists of amounts held in escrow for use in an Internal Revenue Code Section 1031 exchange. Restricted cash also includes amounts held by lenders to provide future payments for real estate taxes, insurance, tenant and capital improvements and amounts held in escrow relating to acquisitions we are entitled to receive over a period of time as outlined in the escrow agreement.

Deferred Loan Expenses

Deferred loan expenses are costs incurred by us in connection with the issuance, assumption and amendments of debt arrangements. We amortize these costs over the term of the debt using the straight-line method, which approximates the effective interest method.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Investments

Equity investments at December 31, 2008 and 2007 include an investment in a public company that has a readily determinable fair market value. We classify this equity investment as available-for-sale and, accordingly, record this investment at its fair market value with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity. Additionally, equity investments at December 31, 2008 include an investment in a private company. We do not have the ability to exercise influence over the company, so the investment was accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, return of capital and additional investments. These equity investments represented a minimal ownership interest in these companies.

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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The estimated aggregate amortization expense for acquired lease intangibles is expected to be recognized over a weighted average period of 28.9 years and is as follows for the periods indicated (in thousands):

2009	$11,791
2010	10,079
2011	8,031
2012	6,305
2013	5,337
Thereafter	60,329

Totals	$101,872

The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that the depreciable life may need to be changed. We consider external factors relating to each asset. If these external factors and the projected undiscounted cash flows of the asset over the remaining depreciation period indicate that the asset will not be recoverable, the carrying value is reduced to the estimated fair market value.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalization of Construction Period Interest

We capitalize interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balance outstanding during the construction period using the rate of interest which approximates our cost of financing. We capitalized interest costs of $25,029,000, $12,526,000, and $4,470,000 during 2008, 2007 and 2006, respectively, related to construction of real property owned by us. Our interest expense reflected in the consolidated statements of income has been reduced by the amounts capitalized.

Gain on Sale of Assets

We recognize sales of assets only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets on our Consolidated Balance Sheets. Gains on assets sold are recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured, we are not obligated to perform significant activities after the sale to earn the profit, we have received adequate initial investment from the buyer and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate.

Real Estate Loans Receivable

Real estate loans receivable consist of mortgage loans and other real estate loans. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risks. The loans are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, corporate guaranties and/or personal guaranties.

Allowance for Losses on Loans Receivable

The allowance for losses on loans receivable is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying collateral. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. At December 31, 2008, we had loans with outstanding balances of $72,770,000 on non-accrual status ($799,000 at December 31, 2007). To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to full accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding principal balance.

Fair Value of Derivative Instruments

The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. See Note 10 for additional information.

Federal Income Tax

No provision has been made for federal income taxes since we have elected to be treated as a real estate investment trust under the applicable provisions of the Internal Revenue Code, and we believe that we have met the

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements for qualification as such for each taxable year. Our taxable REIT subsidiaries are subject to federal, state and local income taxes. See Note 14 for additional information.

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

Segment Reporting

We report consolidated financial statements in accordance with Financial Accounting Standards Board Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. Segments are based on our method of internal reporting which classifies operations by leasing activities. Our segments include investment properties and medical office buildings. See Note 19 for additional information.

New Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. Early adoption is prohibited for both standards. The provisions of SFAS 141(R) and SFAS 160, effective on January 1, 2009, are to be applied prospectively; however, the disclosure provisions of SFAS 160 are to be applied retrospectively. In accordance with SFAS 141(R), we have elected to expense all development costs for projects in progress when it was determined they would not be completed prior to the adoption of SFAS 141(R). The amount expensed during the three months ended December 31, 2008 was de minimis.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 concerning an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Adoption of SFAS 161 is not expected to have a material impact on our consolidated financial position, although additional disclosures may be required.

In May 2008, the FASB issued FASB Staff Position 14-1 (“FSP”), which provides guidance on accounting for debt that may be settled in cash upon conversion. The FSP requires bifurcation of the convertible debt instrument into a debt component and an equity component. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature. The difference between the contractual principal on the debt and the value allocated to the debt is recorded as an equity component and represents the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value is amortized to interest expense using the effective interest method over the life of the debt. The equity component remains on the balance sheet until it is derecognized through either the payoff or conversion. The FSP is effective for fiscal years beginning after December 16, 2008, and interim periods within those fiscal years. Earlier application is not permitted. Retroactive application is required for all periods presented in the annual financial statements for

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments that were outstanding during any periods presented in the annual financial statements. The following is a summary of expected restatement impact for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006

Additional interest expense:
November 2006 issuance	$1,280	$1,280	$107
July 2007 issuance	$3,532	$1,766	$0

Total	$4,812	$3,046	$107
Fully diluted weighted-average shares	94,309	79,409	62,045

Amount per share	0.05	$0.04	$0.00

Summary of fully diluted per share impacts:
Net income available to common stockholders:
As reported	2.81	$1.46	$1.31
Convertible debt adjustment	(0.05)	$(0.04)	$0.00

Restated	2.76	$1.42	$1.31

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

2.	Business Combinations

Windrose Medical Properties Trust Merger

We completed our merger with Windrose Medical Properties Trust on December 20, 2006. These operations are the principal component of our medical office building segment (see Note 19). During the year ended December 31, 2007, we finalized the purchase price allocation for the Windrose merger, as required by Statement of Financial Accounting Standards No. 141, Business Combinations. The purchase price allocation reflects reallocations between identifiable tangible and intangible assets. However, these adjustments did not have a significant impact on our consolidated results of operations.

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

The following pro forma consolidated results of operations have been prepared as if the acquisition of Windrose had occurred as of January 1, 2005 (in thousands, except per share):

Year Ended December 31, 2006
(Unaudited)

Revenues	$416,311
Income from continuing operations available to common stockholders	62,481
Income from continuing operations available to common stockholders per share — basic	0.88
Income from continuing operations available to common stockholders per share — diluted	0.87

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Property Owned

The following is a summary of our real property investment activity for the periods presented (in thousands):

	Year Ended
	December 31, 2008			December 31, 2007			December 31, 2006
		Medical			Medical
	Investment	Office		Investment	Office		Investment
	Properties	Buildings	Totals	Properties	Buildings	Totals(2)	Properties	Totals(1)

Real property acquisitions:
Independent living/CCRCs	$68,300		$68,300	$43,000		$43,000	$56,417	$56,417
Assisted living facilities	45,490		45,490	36,233		36,233	77,600	77,600
Skilled nursing facilities	11,360		11,360	122,875		122,875	148,955	148,955
Specialty care facilities	196,303		196,303	11,923		11,923		0
Medical office buildings		$121,809	121,809		$381,134	381,134		0
Land parcels	10,000		10,000	8,928		8,928	10,250	10,250

Total acquisitions	331,453	121,809	453,262	222,959	381,134	604,093	293,222	293,222
Less:
Assumed debt			0		(166,188)	(166,188)	(25,049)	(25,049)
Assumed other assets/(liabilities)		(1,899)	(1,899)		(2,432)	(2,432)		0

Cash disbursed for acquisitions	331,453	119,910	451,363	222,959	212,514	435,473	268,173	268,173
Construction in progress additions:
Independent living/CCRCs	272,136		272,136	154,648		154,648	58,335	58,335
Assisted living facilities	147,486		147,486	55,929		55,929	69,218	69,218
Skilled nursing facilities	29,429		29,429	21,924		21,924	20,270	20,270
Specialty care facilities	77,642		77,642	60,326		60,326	6,464	6,464
Medical office buildings		93,907	93,907		14,688	14,688		0

Total CIP additions	526,693	93,907	620,600	292,827	14,688	307,515	154,287	154,287
Less:
Capitalized interest	(22,716)	(2,313)	(25,029)	(12,134)	(279)	(12,413)	(4,444)	(4,444)
Capitalized other	(119)		(119)			0		0

Cash disbursed for CIP	503,858	91,594	595,452	280,693	14,409	295,102	149,843	149,843
Capital improvements	17,468	8,093	25,561	34,680	5,296	39,976	11,167	11,167

Total cash invested in real property	$852,779	$219,597	$1,072,376	$538,332	$232,219	$770,551	$429,183	$429,183

(1)	2006 excludes the Windrose merger.

(2)	2007 includes the Rendina/Paramount acquisition.

The following is a summary of the development projects that were placed into service and began earning rent during the periods presented (in thousands):

	Year Ended
	December 31, 2008			December 31, 2007			December 31, 2006
		Medical			Medical
	Investment	Office		Investment	Office		Investment
	Properties	Buildings	Totals	Properties	Buildings	Totals	Properties	Totals

Construction in progress conversions:
Development projects:
Independent living/CCRCs	$144,088		$144,088	$22,601		$22,601		$0
Assisted living facilities	45,956		45,956	56,599		56,599	$15,813	15,813
Skilled nursing facilities	16,918		16,918	16,568		16,568	6,330	6,330
Medical office buildings		$11,823	11,823		$0	0		0
Specialty care facilities	35,151		35,151	33,771		33,771		0

Total development projects	242,113	11,823	253,936	129,539	0	129,539	22,143	22,143
Expansion projects	40,954		40,954	2,489		2,489	2,187	2,187

Total construction conversions	$283,067	$11,823	$294,890	$132,028	$0	$132,028	$24,330	$24,330

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes certain information about our real property owned as of December 31, 2008 (dollars in thousands):

			Building,		Accumulated
	Number of		Intangibles &	Gross	Depreciation
	Properties	Land	Improvements	Investment	and Amortization

Assisted Living Facilities:
Arizona	3	$3,060	$10,493	$13,553	$1,836
California	8	8,390	50,629	59,019	10,036
Colorado	1	940	3,721	4,661	711
Connecticut	5	8,030	36,799	44,829	6,565
Delaware	1	560	21,220	21,780	2,347
Florida	10	3,877	47,260	51,137	16,074
Georgia	2	1,080	3,688	4,768	670
Illinois	5	8,817	37,147	45,964	929
Indiana	2	220	5,520	5,740	1,155
Kansas	1	600	10,590	11,190	1,192
Louisiana	1	1,100	10,161	11,261	4,592
Massachusetts	5	5,590	49,051	54,641	6,296
Mississippi	1	520	7,675	8,195	1,089
Montana	3	1,460	14,772	16,232	2,480
Nevada	3	1,820	25,126	26,946	4,727
New Jersey	2	740	7,447	8,187	1,407
New York	3	1,930	31,917	33,847	2,126
North Carolina	40	15,514	181,381	196,895	34,100
Ohio	7	3,294	30,984	34,278	8,844
Oklahoma	16	2,374	30,403	32,777	8,113
Oregon	2	1,077	8,989	10,066	2,431
Pennsylvania	2	2,234	13,409	15,643	2,229
South Carolina	2	642	7,308	7,950	1,312
Tennessee	5	6,436	41,579	48,015	2,623
Texas	23	9,282	93,366	102,648	14,483
Utah	2	1,420	12,842	14,262	2,152
Virginia	4	2,509	32,425	34,934	3,732
Washington	5	5,010	35,051	40,061	2,887
Wisconsin	7	5,010	54,633	59,643	3,534
Construction in progress	13	0	0	163,106	0

	184	103,536	915,586	1,182,228	150,672
Independent Living/CCRC Facilities:
Arizona	1	$950	$9,086	$10,036	$2,104
California	8	20,174	156,951	177,125	10,137
Colorado	3	8,690	57,179	65,869	1,895
Florida	4	9,772	127,059	136,831	16,217
Georgia	4	9,696	74,819	84,515	11,818
Idaho	1	550	14,740	15,290	2,512
Indiana	3	3,120	100,623	103,743	2,666
Kansas	1	1,400	11,000	12,400	563
Missouri	1	510	5,490	6,000	287
Nevada	1	1,144	10,831	11,975	5,226
North Carolina	3	15,970	32,195	48,165	1,814
South Carolina	4	8,200	71,062	79,262	5,906
Texas	2	5,670	16,620	22,290	4,174
Washington	1	620	4,780	5,400	664
Wisconsin	1	400	23,237	23,637	0
Construction in progress	7	0	0	281,927	0

	45	86,866	715,672	1,084,465	65,983

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Building,		Accumulated
	Number of		Intangibles &	Gross	Depreciation
	Properties	Land	Improvements	Investment	and Amortization

Skilled Nursing Facilities:
Alabama	7	$2,520	$36,990	$39,510	$6,392
Arizona	2	1,870	15,978	17,848	1,503
Colorado	4	3,460	31,246	34,706	4,493
Connecticut	6	2,700	22,738	25,438	4,583
Florida	42	23,312	280,503	303,815	50,313
Georgia	3	2,650	14,932	17,582	2,330
Idaho	3	4,110	27,496	31,606	4,333
Illinois	4	1,110	24,700	25,810	10,955
Indiana	6	1,959	36,904	38,863	7,811
Kansas	1	1,120	8,360	9,480	755
Kentucky	10	3,015	65,433	68,448	8,556
Louisiana	7	784	34,717	35,501	3,491
Maryland	2	840	14,760	15,600	1,303
Massachusetts	21	19,690	221,388	241,078	36,798
Mississippi	11	1,625	52,651	54,276	11,189
Missouri	3	1,247	23,827	25,074	8,295
New Hampshire	1	340	4,360	4,700	434
New Jersey	1	1,850	3,050	4,900	504
Ohio	20	11,785	192,144	203,929	23,800
Oklahoma	3	1,464	21,883	23,347	3,951
Oregon	1	300	5,316	5,616	1,779
Pennsylvania	3	2,979	19,839	22,818	6,010
Tennessee	22	8,730	122,604	131,334	25,545
Texas	19	11,222	145,770	156,992	13,272
Utah	1	991	6,850	7,841	624
Virginia	10	7,121	58,779	65,900	3,098
Construction in progress	2	0	0	22,105	0

	215	118,794	1,493,218	1,634,117	242,117
Specialty Care Facilities:
California	3	$6,200	$72,103	$78,303	$903
Idaho	1	3,600	20,802	24,402	473
Illinois	1	3,650	19,915	23,565	6,343
Indiana	2	870	19,931	20,801	428
Kentucky	1	3,800	26,700	30,500	390
Louisiana	1	1,928	10,509	12,437	821
Massachusetts	2	3,075	48,320	51,395	21,495
New Jersey	1	0	38,300	38,300	560
Ohio	1	1,200	12,800	14,000	0
Oklahoma	2	3,149	9,898	13,047	1,057
Texas	8	9,825	156,711	166,536	10,075
Wisconsin	1	4,700	20,669	25,369	791
Construction in progress	3	0	0	75,509	0
Assets held for sale	1	0	0	26,211	0

	28	41,997	456,658	600,375	43,336

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Building,		Accumulated
	Number of		Intangibles &	Gross	Depreciation
	Properties	Land	Improvements	Investment	and Amortization

Medical Office Buildings:
Alabama	5	$2,902	$44,542	$47,444	$3,729
Alaska	1	217	30,492	30,709	2,036
Arizona	6	17,456	92,064	109,520	8,953
California	7	7,560	125,407	132,967	10,601
Colorado	1	877	6,708	7,585	363
Florida	25	39,686	246,041	285,727	22,313
Georgia	7	13,264	61,212	74,476	6,462
Illinois	3	4,762	13,624	18,386	1,405
Indiana	1	0	22,134	22,134	181
Missouri	1	336	17,247	17,583	1,177
Nevada	9	16,804	104,108	120,912	8,372
New Jersey	4	9,804	46,653	56,457	2,119
New York	7	4,173	60,782	64,955	5,109
North Carolina	10	7,816	19,149	26,965	3,111
Ohio	1	610	7,420	8,030	677
Oklahoma	1	132	13,008	13,140	767
Pennsylvania	1	86	23,230	23,316	1,219
South Carolina	1	171	18,362	18,533	1,546
Tennessee	5	9,266	60,500	69,766	4,460
Texas	14	17,792	193,378	211,170	14,073
Construction in progress	4	0	0	96,772	0
Assets held for sale	14	0	0	21,843	0

	128	153,714	1,206,061	1,478,390	98,673

Total Real Property Owned	600	$504,907	$4,787,195	$5,979,575	$600,781

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of our real estate intangibles as of the dates indicated (dollars in thousands):

	December 31, 2008	December 31, 2007

Assets:
In place lease intangibles	$81,500	$81,068
Above market tenant leases	9,658	9,592
Below market ground leases	39,806	40,652
Lease commissions	2,360	0

Gross historical cost	133,324	131,312
Accumulated amortization	(31,452)	(18,289)

Net book value	$101,872	$113,023

Weighted-average amortization period in years	28.9	28.4
Liabilities:
Below market tenant leases	$25,265	$25,186
Above market ground leases	3,419	3,499

Gross historical cost	28,684	28,685
Accumulated amortization	(8,671)	(4,446)

Net book value	$20,013	$24,239

Weighted-average amortization period in years	8.9	10.0

At December 31, 2008, future minimum lease payments receivable under operating leases are as follows (in thousands):

2009	$479,984
2010	473,333
2011	464,948
2012	453,132
2013	438,081
Thereafter	2,835,888

Totals	$5,145,366

We purchased $23,097,000 and $11,204,000 of real property that had previously been financed by the Company with loans in 2008 and 2006, respectively. We acquired properties, which included the assumption of debt totaling $166,188,000 and $326,690,000 in 2007 and 2006, respectively. Certain of our acquisitions included deferred acquisition payments totaling $2,000,000 for 2006. These non-cash activities are appropriately not reflected in the accompanying statements of cash flows. See Note 18 for non-cash investing activity related to the Windrose merger.

4.	Dispositions, Assets Held for Sale and Discontinued Operations

During the year ended December 31, 2008, we completed the sale of 38 properties and recognized $163,933,000 of net gains on sales. At December 31, 2008, we had one specialty care facility and 14 medical office buildings that satisfied the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) for held for sale treatment. We did not recognize any impairment loss on the specialty care facility as the fair value less estimated costs to sell exceeded our carrying value. The fair value was estimated based on a third party offer to purchase. In determining the fair value of

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the medical office buildings, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected net operating income and published capitalization rates. Management’s estimates projected that the carrying value of the assets was greater than the estimated fair value and an impairment charge of $32,648,000 was recorded to reduce the properties to their estimated fair value less costs to sell. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Year Ended
	December 31, 2008			December 31, 2007			December 31, 2006
		Medical			Medical
	Investment	Office		Investment	Office		Investment
	Properties	Buildings	Totals	Properties	Buildings	Totals	Properties	Totals

Real property dispositions:
Independent living/CCRCs	$15,547		$15,547	$5,346		$5,346	$12,745	$12,745
Assisted living facilities	148,075		148,075	57,351		57,351	52,541	52,541
Skilled nursing facilities	6,290		6,290	18,107		18,107	10,079	10,079
Medical office buildings		$6,781	6,781		$0	0		0
Specialty care facilities	8,735		8,735			0		0
Land parcels	73		73	3,073		3,073	423	423

Total dispositions	178,720	6,781	185,501	83,877	0	83,877	75,788	75,788
Adjusted for:
Gain/(loss) on sales	164,994	(1,061)	163,933	14,437		14,437	1,267	1,267
LandAmerica settlement	2,500		2,500			0		0
Other assets/(liabilities) disposal		(116)	(116)			0		0
Seller financing	(59,649)	(5,122)	(64,771)			0	(7,168)	(7,168)

Proceeds from real property sales	$286,565	$482	$287,047	$98,314	$0	$98,314	$69,887	$69,887

During the year ended December 31, 2008, we completed the sale of 29 properties to Emeritus Corporation for $299,413,000, consisting of $249,413,000 in cash proceeds and $50,000,000 of seller financing, and we recognized a gain on sale of $145,646,000. Total funds of $299,413,000 were held in escrow for use in an Internal Revenue Code Section 1031 exchange, of which $162,558,000 was utilized during the year ended December 31, 2008. Please see Note 21 for additional information.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS 144, we have reclassified the income and expenses attributable to all properties sold prior to or held for sale at December 31, 2008 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of SFAS 144 as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Year Ended December 31,
	2008	2007	2006

Revenues:
Rental Income	$21,551	$39,624	$40,146
Expenses:
Interest expense	5,434	10,386	11,706
Property operating expenses	2,639	2,768	76
Depreciation and amortization	6,891	14,402	15,736
General and adminstrative	0	0	1,120

Income (loss) from discontinued operations, net	$6,587	$12,068	$11,508

5.	Real Estate Loans Receivable

The following is a summary of real estate loans receivable (in thousands):

	December 31,
	2008	2007

Mortgage loans	$137,292	$143,091
Other real estate loans	345,593	238,303

Totals	$482,885	$381,394

All real estate loans receivable are in our investment property segment. The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Year Ended December 31,
	2008	2007	2006
	Amount	Amount	Amount

Advances on real estate loans receivable:
Investments in new loans	$121,493	$205,770	$75,209
Draws on existing loans	21,265	30,124	11,781

Total gross investments in real estate loans	142,758	235,894	86,990
Less: Seller financing on sales of real property	(59,649)	0	0

Net cash advances on real estate loans receivable	83,109	235,894	86,990
Receipts on real estate loans receivable:
Loan payoffs	8,815	42,028	65,002
Principal payments on loans	9,354	10,318	17,253

Total principal receipts on real estate loans	18,169	52,346	82,255

Net cash advances (receipts) on real estate loans receivable	$64,940	$183,548	$4,735

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of mortgage loans at December 31, 2008:

Final	Number		Principal
Payment	of		Amount at	Carrying
Due	Loans	Payment Terms	Inception	Amount
			(In thousands)

2009	12	Monthly payments from $8,099 to $83,355, including interest from 4.46% to 19.26%	$59,099	$49,599
2010	1	Monthly payments of $20,310, including interest of 9.25%	2,635	2,635
2011	3	Monthly payments from $2,960 to $26,072, including interest from 11.84% to 19.26%	6,127	6,702
2012	3	Monthly payments from $26,278 to $132,889, including interest from 7.00% to 19.26%	28,741	18,506
2013	2	Monthly payments from $18,403 to $114,960, including interest from 5.32% to 7.60%	22,300	21,951
2015	1	Monthly payments of $2,734, including interest of 9.00%	65	365
2020	2	Monthly payments from $37,493 to $317,978, including interest of 10.39%	38,500	37,534

		Totals	$157,467	$137,292

6.	Allowance for Losses on Loans Receivable

The following is a summary of the allowance for losses on loans receivable (in thousands):

	Year Ended December 31,
	2008	2007	2006

Balance at beginning of year	$7,406	$7,406	$6,461
Provision for loan losses	94	0	1,000
Charge-offs	0	0	(55)

Balance at end of year	$7,500	$7,406	$7,406

The following is a summary of our loan impairments (in thousands):

	December 31,
	2008	2007	2006

Balance of impaired loans at year end	$72,770	$799	$10,529
Allowance for loan losses	7,500	7,406	7,406

Balance of impaired loans not reserved(1)	$65,270	$0	$3,123

Average impaired loans for the year	$36,785	$5,664	$13,650
Interest recognized on impaired loans(2)	3,288	0	2,495

(1)	At December 31, 2007, the allowance for losses on loans receivable exceeds the balance of impaired loans. See Note 1 for additional information.

(2)	Represents interest recognized prior to placement on non-accrual status.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Concentration of Risk

As of December 31, 2008, long-term care facilities, which include skilled nursing, independent living/continuing care retirement communities and assisted living facilities, comprised 66% (68% at December 31, 2007) of our real estate investments and were located in 39 states. The following table summarizes certain information about our customer concentration as of December 31, 2008 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment	Investment(1)

Concentration by investment:
Senior Living Communities, LLC	10	$345,974	6%
Signature Healthcare LLC	34	317,284	5%
Brookdale Senior Living, Inc	86	298,143	5%
Life Care Centers of America, Inc.	25	264,578	5%
Emeritus Corporation	21	245,741	4%
Remaining portfolio	457	4,389,959	75%

Totals	633	$5,861,679	100%

	Number of	Total	Percent of
	Properties	Revenue(2)	Revenue(3)
Concentration by revenue(4):
Signature Healthcare LLC	34	$41,291	7%
Emeritus Corporation	21	40,553	7%
Brookdale Senior Living, Inc	86	38,065	7%
Life Care Centers of America, Inc.	25	27,671	5%
Merrill Gardens LLC	13	19,816	3%
Remaining portfolio	454	394,848	69%
Other income	n/a	10,521	2%

Totals	633	$572,765	100%

(1)	Investments with top five customers comprised 27% of total investments at December 31, 2007.

(2)	Revenues include gross revenues and revenues from discontinued operations for the year ended December 31, 2008.

(3)	Revenues from top five customers were 30% and 43% for the years ended December 31, 2007 and 2006, respectively.

(4)	All of our top five customers are in our investment properties segment.

8.	Borrowings Under Line of Credit Arrangement and Related Items

At December 31, 2008, we had an unsecured credit arrangement with a consortium of sixteen banks providing for a revolving line of credit in the amount of $1,150,000,000, which is scheduled to expire on August 5, 2011 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.07% at December 31, 2008). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at December 31, 2008. In addition, we pay a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at December 31, 2008. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information relates to aggregate borrowings under the unsecured lines of credit arrangements (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006

Balance outstanding at December 31	$570,000	$307,000	$225,000
Maximum amount outstanding at any month end	$744,000	$434,000	$276,000
Average amount outstanding (total of daily principal balances divided by days in year)	$500,561	$234,392	$164,905
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	3.77%	6.68%	6.91%

9.	Senior Unsecured Notes and Secured Debt

We have $1,847,247,000 of senior unsecured notes with annual interest rates ranging from 4.75% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $1,845,000,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 1 for further discussion regarding derivative instruments.

In November and December 2006, we issued $345,000,000 of 4.75% senior unsecured convertible notes due December 2026, generating net proceeds of $337,517,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 20.8833 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $47.89 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2011, December 1, 2016 and December 1, 2021, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest.

In July 2007, we issued $400,000,000 of 4.75% senior unsecured convertible notes due July 2027, generating net proceeds of $388,943,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of our common stock at an initial conversion rate of 20.0000 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $50.00 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of July 15, 2012, July 15, 2017 and July 15, 2022, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest.

We have mortgage loans totaling $446,525,000, collateralized by owned properties, with annual interest rates ranging from 4.89% to 8.08%. The carrying amounts of the mortgages represent the par value of $448,378,000 adjusted for any unamortized fair value adjustments. The carrying values of the properties securing the mortgage loans totaled $773,673,000 at December 31, 2008.

Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2008, we were in compliance with all of the covenants under our debt agreements.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the annual principal payments on these debt obligations are as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1)	Debt(1)	Totals

2009	$0	$39,657	$39,657
2010	0	15,120	15,120
2011	0	52,314	52,314
2012	250,000	13,710	263,710
2013	300,000	62,198	362,198
Thereafter	1,295,000	265,379	1,560,379

Totals	$1,845,000	$448,378	$2,293,378

(1)	Amounts above represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

10.	Derivative Instruments

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

On May 6, 2004, we entered into two interest rate swap agreements (the “2004 Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The 2004 Swaps were treated as fair-value hedges for accounting purposes and we utilized the short-cut method to assess effectiveness. The 2004 Swaps were with highly rated counterparties in which we received a fixed rate of 6.0% and paid a variable rate based on six-month LIBOR plus a spread. For the year ended December 31, 2006, we incurred $197,000 of losses related to the 2004 Swaps that was recorded as an addition to interest expense. For the year ended December 31, 2007, we generated $89,000 of savings related to the 2004 Swaps that was recorded as a reduction of interest expense. On September 12, 2007, we terminated the 2004 Swaps and we received a $2,125,000 cash settlement. The unamortized amount of this settlement at December 31, 2008 was $1,634,000 ($1,973,000 at December 31, 2007) and is recorded as an adjustment to the hedged item. This amount will be amortized to interest expense over the life of the hedged debt using the effective interest method. For the year ended December 31, 2008, $339,000 of amortization was recognized as a reduction to senior unsecured notes interest expense.

On July 2, 2007, we entered into two forward-starting interest rate swaps (the “July 2007 Swaps”), with an aggregate notional amount of $200,000,000 that were designated as cash flow hedges of the variability in forecasted interest payments attributable to changes in the LIBOR swap rate, on long-term fixed rate debt forecasted to be issued in 2007. The July 2007 Swaps had the economic effect of fixing $200,000,000 of our debt at 4.913% for five years. The July 2007 Swaps were settled on July 17, 2007, which was the date that the forecasted debt was priced. The cash settlement value of these contracts at July 17, 2007 was $733,000. This amount represented the effective portion of the hedges as there was no hedge ineffectiveness. Therefore, the $733,000 settlement value was deferred in accumulated other comprehensive income (“AOCI”) and will be amortized to interest expense using the effective interest method. The unamortized amount of AOCI related to these contracts at December 31, 2008 is $521,000 ($668,000 at December 31, 2007). For the years ended December 31, 2008 and 2007, we reclassified $147,000 and $65,000, respectively, out of AOCI as a reduction of interest expense.

On September 12, 2007, we entered into two forward-starting interest rate swaps (the “September 2007 Swaps”) for a total notional amount of $250,000,000 to hedge 10 years of interest payments associated with a long-

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term borrowing that was expected to occur in 2008. The September 2007 Swaps each had an effective date of September 12, 2008 and a maturity date of September 12, 2018. We expected to settle the 2007 Swaps when the debt was to be priced. The September 2007 Swaps were to have the economic effect of fixing $250,000,000 of our future debt at 4.469% plus a credit spread for 10 years. The September 2007 Swaps had been designated as cash flow hedges and we expected the 2007 Swaps to be highly effective at offsetting changes in cash flows of interest payments on $250,000,000 of our future debt due to changes in the LIBOR swap rate. Therefore, effective changes in the fair value of the September 2007 Swaps were recorded in AOCI and were to be reclassified to interest expense when the hedged forecasted transactions affected earnings (as interest payments are made on the expected debt issuance). The ineffective portion of the changes in fair value was to be recorded directly in earnings.

At December 31, 2007, the September 2007 Swaps were reported at their fair value of $7,990,000 and were included in other liabilities and AOCI. During the year ended December 31, 2008, as a result of the severe dislocation in the credit markets, we terminated plans to issue debt and also terminated the September 2007 Swaps for $23,393,000. Amounts previously recorded in AOCI were reclassified to realized loss on derivatives resulting in $23,393,000 of expense as the forecasted transaction was no longer probable to occur.

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

We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2009. At December 31, 2008, our obligation under the of credit was $2,450,000.

We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide liability and property insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2013. At December 31, 2008, our obligation under the letter of credit was $1,000,000.

We have an outstanding letter of credit issued for the benefit of a village in Illinois that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a facility. Our obligation to provide the letter of credit terminates in 2010. At December 31, 2008, our obligation under the letter of credit was $679,320.

We have an outstanding letter of credit issued for the benefit of a municipality in Pennsylvania in connection with the completion and installation of certain facility improvements by one of our subsidiaries. The improvements are expected to be completed in 2009. At December 31, 2008, our obligation under the letter of credit was $485,810.

At December 31, 2008, we had outstanding construction financings of $639,419,000 for leased properties and were committed to providing additional financing of approximately $729,278,000 to complete construction. At December 31, 2008, we had contingent purchase obligations totaling $15,278,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon an operator satisfying certain conditions such as payment coverage and value tests. Amounts due from the tenant are increased to reflect the additional investment in the property.

At December 31, 2008, we had operating lease obligations of $163,978,000 relating to certain ground leases and Company office space. We incurred rental expense relating to our Company office space of $1,452,000, $678,000 and $939,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Regarding the property leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At December 31, 2008, aggregate future minimum rentals to be received under these noncancelable subleases totaled $31,234,000.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, future minimum lease payments due under operating leases are as follows (in thousands):

2009	$4,220
2010	4,123
2011	4,229
2012	3,910
2013	3,921
Thereafter	143,575

Totals	$163,978

12.	Stockholders’ Equity

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

In September 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock as partial consideration for an acquisition of assets by the Company, with the shares valued at $26,500,000 for such purposes. The shares were issued to Southern Assisted Living, Inc. and certain of its stockholders without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended. The shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after August 15, 2008. The preferred shares are convertible into common stock at a conversion price of $32.66 per share at any time. At December 31, 2008 and 2007, there were 74,989 of such shares outstanding.

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

In conjunction with the acquisition of Windrose Medical Properties Trust in December 2006, we issued 2,100,000 shares of 7.5% Series G Cumulative Convertible Preferred Stock. These shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after June 30, 2010. Each Series G Preferred Share is convertible by the holder into our common stock at a conversion price of $34.93, equivalent to a conversion rate of 0.7157 common shares per Series G Preferred Share. The Series G Preferred Shares require cumulative distributions. During the year ended December 31, 2007, certain holders of our Series G Preferred Stock converted 295,800 shares into 211,702 shares of our common stock, leaving 1,804,200 of such shares outstanding at December 31, 2007. During the year ended December 31, 2008, certain holders of our Series G Preferred Stock converted 1,362,887 shares into 975,397 shares of our common stock, leaving 441,313 of such shares outstanding at December 31, 2008.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

The following is a summary of our common stock issuances for the years presented (dollars in thousands, except per share amounts):

Date Issued	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

April 2006 public issuance	3,222,800	$36.00	$116,021	$109,748
2006 Dividend reinvestment plan issuances	1,876,377	36.34	68,184	68,184
2006 Option exercises	226,961	22.62	5,133	5,049

2006 Totals(1)	5,326,138		$189,338	$182,981

April 2007 public issuance	6,325,000	$44.01	$278,363	$265,294
December 2007 public issuance	3,500,000	42.14	147,490	147,139
2007 Dividend reinvestment plan issuances	1,626,000	41.81	67,985	67,985
2007 Option exercises	401,630	27.82	11,175	11,175

2007 Totals	11,852,630		$505,013	$491,593

March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
July 2008 public issuance	4,600,000	44.50	204,700	193,157
September 2008 public issuance	8,050,000	48.00	386,400	369,699
2008 Dividend reinvestment plan issuances	1,546,074	43.37	67,055	67,055
2008 Equity shelf program issuances	794,221	39.28	31,196	30,272
2008 Option exercises	118,895	29.83	3,547	3,547

2008 Totals	18,109,190		$817,218	$782,285

(1)	2006 excludes $912,000 of costs related to the Windrose merger.

Accumulated Other Comprehensive Income

The following is a summary of accumulated other comprehensive income (loss) as of the dates indicated (in thousands):

	December 31,	December 31,
	2008	2007

Fair value of cash flow hedges	$635	$(7,194)
Unrecognized gains (losses) on equity investments	(1,038)	(192)
Unrecognized actuarial gains (losses)	(710)	5

Totals	$(1,113)	$(7,381)

Please see Note 10 for a discussion of cash flow hedge activity. For the years ended December 31, 2008 and 2007, we recognized $846,000 and $192,000, respectively, of unrealized losses on equity investments. Additionally, for the years ended December 31, 2008 and 2007, we recognized $715,000 of unrealized actuarial losses and $140,000 of unrealized actuarial gains, respectively.

Other Equity

Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $1,503,000, $1,106,000 and $1,066,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

13.	Stock Incentive Plans

Our 2005 Long-Term Incentive Plan authorizes up to 2,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan continue to vest through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three years for non-employee directors to five years for officers and key employees. Options expire ten years from the date of grant. We granted 161,101, 272,057 and 97,815 restricted shares during 2008, 2007 and 2006, respectively, including 14,504, 10,717 and 13,426 shares to non-employee directors in 2008, 2007 and 2006, respectively.

Option Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2008	2007	2006

Dividend yield(1)	6.47%	5.60%	6.79%
Expected volatility	20.5%	19.9%	20.3%
Risk-free interest rate	3.42%	4.74%	4.35%
Expected life (in years)	6.5	5.0	5.0
Weighted-average fair value(1)	$6.25	$8.31	$5.26

(1)	Certain options granted to employees include dividend equivalent rights. The fair value of options with DERs also includes the net present value of projected future dividend payments over the expected life of the option discounted at the dividend yield rate.

The dividend yield represented the dividend yield of our common stock on the dates of grant. Our computation of expected volatility was based on historical volatility. The risk-free interest rates used were the 7-year U.S. Treasury Notes yield on the date of grant for the 2008 grants and the 5-year U.S. Treasury Notes yield on the date of grant for the 2007 and 2006 grants. The expected life was based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations regarding future employee behavior.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Award Activity

The following table summarizes information about stock option activity for the periods indicated (shares in thousands):

	Year Ended December 31,
	2008		2007		2006
	Number	Weighted Average	Number	Weighted Average	Number	Weighted Average
Stock Options	of Shares	Exercise Price	of Shares	Exercise Price	of Shares	Exercise Price

Options at beginning of year	637	$35.54	917	$30.79	685	$26.87
Options granted	307	40.83	124	45.73	460	32.42
Options exercised	(119)	29.83	(402)	27.82	(227)	22.24
Options terminated	(8)	42.00	(2)	39.72	(1)	36.50

Options at end of year	817	$38.29	637	$35.54	917	$30.79

Options exercisable at end of year	281	$33.94	256	$32.26	462	$28.83
Weighted average fair value of options granted during the year		$6.25		$8.31		$5.26

The following table summarizes information about stock options outstanding at December 31, 2008 (options in thousands):

	Options Outstanding			Options Exercisable
			Weighted
Range of Per		Weighted	Average		Weighted
Share Exercise	Number	Average	Remaining	Number	Average
Prices	Outstanding	Exercise Price	Contract Life	Exercisable	Exercise Price

$16-$20	8	$16.81	2.0	8	$16.81
$20-$30	66	25.63	4.7	66	25.63
$30-$40	321	36.28	7.1	185	36.27
$40 +	422	42.22	9.7	22	45.73

Totals	817	$38.29	8.2	281	$33.94

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at December 31, 2008. During the years ended December 31, 2008, 2007 and 2006, the aggregate intrinsic value of options exercised under our stock incentive plans was $2,042,000, $6,600,000 and $3,140,000, respectively, determined as of the date of option exercise. Cash received from option exercises under our stock incentive plans for the years ended December 31, 2008, 2007 and 2006 was $3,547,000, $17,775,000 and $4,872,000, respectively.

As of December 31, 2008, there was approximately $2,091,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years. As of December 31, 2008, there was approximately $8,869,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about non-vested stock incentive awards as of December 31, 2008 and changes for the year ended December 31, 2008:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value

Non-vested at December 31, 2007	382	$7.20	398	$40.94
Vested	(147)	6.02	(112)	37.03
Granted	307	6.25	161	41.05
Terminated	(8)	7.04	(4)	42.11

Non-vested at December 31, 2008	534	$6.98	443	$41.95

We adopted the fair value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, we use the Black-Scholes-Merton option pricing model to estimate the value of stock option grants and expect to continue to use this acceptable option valuation model. Because we adopted Statement No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date of Statement No. 123), compensation cost for some previously granted awards that were not recognized under Statement No. 123 will now be recognized effective with the adoption of Statement No. 123(R) on January 1, 2006. In addition, we previously amortized compensation cost for share-based payments to the date that the awards became fully vested or to the expected retirement date, if sooner. Effective with the adoption of Statement No. 123(R), we began recognizing compensation cost to the date the awards become fully vested or to the retirement eligible date, if sooner. Compensation cost totaled $8,530,000, $7,050,000 and $6,980,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

14.	Income Taxes and Distributions

To qualify as a real estate investment trust for federal income tax purposes, 90% of taxable income (including 100% of capital gains) must be distributed to stockholders. Real estate investment trusts that do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The main differences between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, differing useful lives and depreciation and amortization methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes. At December 31, 2008, we had U.S. federal tax losses of $17,182,000, as well as apportioned state tax losses of $17,260,000 available for carryforward. Valuation allowances have been provided for those items for which, based upon an assessment, it is more likely than not that some portion may not be realized. The U.S. federal and state tax loss carryforwards expire from 2009 through 2029.

Cash distributions paid to common stockholders, for federal income tax purposes, are as follows:

	Year Ended December 31,
	2008	2007	2006

Per Share:
Ordinary income	$1.6196	$1.8295	$1.7461
Return of capital	0.8904	0.3596	1.1348
1250 gains	0.1900	0.0900	0.0000

Totals	$2.7000	$2.2791	$2.8809

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended December 31, 2007, we recognized $3,900,000 of additional other income related to the payoff of a warrant equity investment. During the three months ended March 31, 2008, we determined that $1,325,000 of income taxes were due in connection with that investment gain.

15.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006

Numerator for basic and diluted earnings per share — net income available to common stockholders	$264,910	$116,272	$81,287

Denominator for basic earnings per share — weighted average shares	93,732	78,861	61,661
Effect of dilutive securities:
Employee stock options	82	150	136
Non-vested restricted shares	443	398	248
Convertible senior unsecured notes	52	0	0

Potentially dilutive common shares	577	548	384

Denominator for diluted earnings per share — adjusted weighted average shares	94,309	79,409	62,045

Basic earnings per share	$2.83	$1.47	$1.32

Diluted earnings per share	$2.81	$1.46	$1.31

The diluted earnings per share calculation excludes the dilutive effect of 123,000 options for 2007 because the exercise price was greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock and the Series G Cumulative Convertible Preferred Stock were not included in the calculations for 2008, 2007 and 2006 as the effect of the conversions was anti-dilutive to income from continuing operations available to common stockholders (the “control number” as defined by Statement of Financial Accounting Standards No. 128). The $345,000,000 Convertible Senior Notes due December 2026 were not included in the calculation for 2007 and 2006 as the effect of the conversion was anti-dilutive. The $400,000,000 Convertible Senior Notes due July 2027 were not included in the calculation for 2008 and 2007 as the effect of the conversion was anti-dilutive.

16.	Disclosure about Fair Value of Financial Instruments

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Unsecured Notes — The fair value of the senior unsecured notes payable was estimated based on publicly available trading prices.

Secured Debt — The fair value of all secured debt is estimated by discounting the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Interest Rate Swap Agreements — Interest rate swap agreements, if any, are recorded as assets or liabilities on the balance sheet at fair market value. Fair market value is estimated by a third party consultant, which utilizes pricing models that consider forward yield curves and discount rates.

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Mortgage loans receivable	$137,292	$143,285	$143,091	$149,144
Other real estate loans receivable	345,593	302,584	238,303	239,951
Equity investments	1,030	1,030	1,408	1,408
Cash and cash equivalents	23,370	23,370	30,269	30,269
Interest rate swap agreements	0	0	(7,990)	(7,990)
Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$570,000	$570,000	$307,000	$307,000
Senior unsecured notes	1,847,247	1,605,770	1,890,192	1,902,031
Secured debt	446,525	452,262	507,476	515,989

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The market approach is utilized to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3

Equity investments(1)	$561	$561	$0	$0

Totals	$561	$561	$0	$0

(1)	Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

17.	Retirement Arrangements

Under the retirement plan and trust (the “401(k) Plan”), eligible employees may make contributions, and we may make matching contributions and a profit sharing contribution. Our contributions to the 401(k) Plan totaled $864,000, $441,000 and $413,000 in 2008, 2007 and 2006, respectively.

We have a Supplemental Executive Retirement Plan (“SERP”), a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the Company are anticipated for the 2009 fiscal year. Benefit payments are expected to total $4,003,000 during the next five fiscal years and no benefit payments are expected to occur during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $3,109,000 at December 31, 2008 ($1,915,000 at December 31, 2007).

The following tables provide a reconciliation of the changes in the SERP’s benefit obligations and a statement of the funded status for the periods indicated (in thousands):

	Year Ended December 31,
	2008	2007

Reconciliation of benefit obligation:
Obligation at January 1	$1,915	$1,597
Service cost	364	362
Interest cost	115	96
Actuarial (gain)/loss	715	(140)

Obligation at December 31	$3,109	$1,915

	December 31,
	2008	2007

Funded status:
Funded status at December 31	$(3,109)	$(1,915)
Unrecognized (gain)/loss	0	0

Prepaid/(accrued) benefit cost	$(3,109)	$(1,915)

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the components of net periodic benefit costs for the periods indicated (in thousands):

	Year Ended December 31,
	2008	2007

Service cost	$364	$362
Interest cost	115	96
Net actuarial loss	0	0

Net periodic benefit cost	$479	$458

The following table provides information for the SERP, which has an accumulated benefit in excess of plan assets (in thousands):

	December 31,
	2008	2007

Projected benefit obligation	$3,109	$1,915
Accumulated benefit obligation	2,026	1,420
Fair value of assets	n/a	n/a

The following table reflects the weighted-average assumptions used to determine the benefit obligations and net periodic benefit cost for the SERP:

	Benefit		Net Periodic Benefit Cost
	Obligations		Year Ended
	December 31,		December 31,
	2008	2007	2008	2007

Discount rate	6.25%	6.00%	6.00%	6.00%
Rate of compensation increase	4.50%	4.25%	4.25%	4.25%
Expected long-term return on plan assets	n/a	n/a	n/a	n/a

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Supplemental Cash Flow Information

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Supplemental cash flow information — interest paid	$156,914	$140,166	$98,890
Supplemental cash flow information — taxes paid	1,789	238	126
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from real property acquisitions:
Secured debt	$0	$19,731	$25,049
Other liabilities	1,899	3,597	0
Other assets	0	712	0
Assets and liabilities assumed from business combinations:
Real estate investments	$0	$285,302	$975,660
Other assets acquired	0	10,050	22,526
Secured debt	0	146,457	249,424
Liability to subsidiary trust issuing preferred securities	0	0	52,217
Other liabilities	0	6,932	40,025
Minority interests	0	0	6,989
Issuance of common stock	0	0	396,846
Issuance of preferred stock	0	0	62,118

19.	Segment Reporting

We invest in senior housing and health care real estate. We evaluate our business and make resource allocations on our two business segments — investment properties and medical office buildings. Under the investment property segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our primary investment property types include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and specialty care facilities. Under the medical office building segment, our properties are typically leased under gross leases, modified gross leases or triple-net leases, to multiple tenants, and generally require a certain level of property management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. There are no intersegment sales or transfers. We evaluate performance based upon net operating income of the combined properties in each segment.

Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate office equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income.

During the year ended December 31, 2008, we changed the name of the operating properties segment to medical office buildings and reclassified certain assets and related revenues. Four specialty care facilities that were formerly classified as operating properties have been reclassified to investment properties. Accordingly, we have reclassified the following 2007 amounts to be consistent with the current year classification: (i) rental income of $7,673,000; (ii) real estate depreciation/amortization of $2,604,000; and (iii) total assets of $83,283,000. We have also reclassified the following 2006 amounts to be consistent with the current year classification: (i) rental income of $227,000; (ii) real estate depreciation/amortization of $101,000; and (iii) other income of $2,911,000.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, we have restated the following 2007 non-segment/corporate assets and revenues to be included in the related business segments to be consistent with the current year classification: (i) $5,597,000 of other income has been reclassified to investment properties; (ii) $76,324,000 of total assets has been reclassified to investment properties; and (iii) $51,682,000 of total assets has been reclassified to medical office buildings.

Summary information for the reportable segments is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income(1)	Income	Income	Revenues	Expenses(1)	Income(2)	Amortization(1)	Expense(1)	Assets

Year ended December 31, 2008:
Investment properties	$388,849	$40,063	$7,899	$436,811	$0	$436,811	$111,809	$7,176	$4,698,807
Medical office buildings	133,332	0	930	134,262	46,629	87,633	51,236	21,828	1,421,548
Non-segment/corporate	0	0	1,692	1,692	0	1,692	0	107,243	72,763

	$522,181	$40,063	$10,521	$572,765	$46,629	$526,136	$163,045	$136,247	$6,193,118

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income(1)	Income	Income	Revenues	Expenses(1)	Income(2)	Amortization(1)	Expense(1)	Assets

Year ended December 31, 2007:
Investment properties	$345,683	$25,823	$8,010	$379,516	$0	$379,516	$103,236	$8,763	$3,864,296
Medical office buildings	111,614	0	497	112,111	37,475	74,636	46,390	23,278	1,276,330
Non-segment/corporate	0	0	1,528	1,528	0	1,528	0	110,238	73,230

	$457,297	$25,823	$10,035	$493,155	$37,475	$455,680	$149,626	$142,279	$5,213,856

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest
	Income(1)	Income	Income	Revenues	Expenses(1)	Income(2)	Amortization(1)	Expense(1)

Year ended December 31, 2006:
Investment properties	$302,388	$18,829	$3,262	$324,479	$0	$324,479	$96,452	$9,042
Medical office buildings	3,247	0	0	3,247	1,115	2,132	1,112	610
Non-segment/corporate	0	0	662	662	0	662	0	90,437

	$305,635	$18,829	$3,924	$328,388	$1,115	$327,273	$97,564	$100,089

(1)	Includes amounts from discontinued operations.

(2)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands, except per share data). The sum of individual quarterly amounts may not agree to the annual amounts per the consolidated statements of income due to rounding.

	Year Ended December 31, 2008
	1st Quarter	2nd Quarter(2)	3rd Quarter	4th Quarter(3)

Revenues — as reported	$135,852	$135,888	$145,096	$147,123
Discontinued operations	(8,084)	(2,809)	(1,853)	0

Revenues — as adjusted(1)	$127,768	$133,079	$143,243	$147,123

Net income available to common stockholders	$30,452	$156,613	$54,792	$23,053

Net income available to common stockholders per share:
Basic	$0.35	$1.75	$0.57	$0.22
Diluted	0.35	1.74	0.57	0.22

	Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(4)

Revenues — as reported	$112,645	$119,252	$125,076	$133,532
Discontinued operations	(10,427)	(9,610)	(8,691)	(8,246)

Revenues — as adjusted(1)	$102,218	$109,642	$116,385	$125,286

Net income available to common stockholders	$23,356	$25,620	$24,529	$42,768

Net income available to common stockholders per share:
Basic	$0.32	$0.32	$0.30	$0.52
Diluted	0.32	0.32	0.30	0.52

(1)	In accordance with FASB Statement No. 144, we have reclassified the income attributable to the properties sold subsequent to January 1, 2002 and attributable to the properties held for sale at December 31, 2008 to discontinued operations. See Note 4.

(2)	The increases in net income and amounts per share are primarily attributable to gains on sales of real property ($118,168,000).

(3)	The decreases in net income and amounts per share are primarily attributable to impairment charges ($32,648,000) and realized loss on derivatives ($23,393,000) offset by gains on sales of real property ($33,120,000).

(4)	The increases in net income and amounts per share are primarily attributable to gains on sales of real property ($11,662,000), additional other income related to the payoff of a warrant equity investment ($3,900,000) and gains on extinguishment of debt ($1,081,000).

21.	Subsequent Events

Management Changes. On January 29, 2009, we announced that Raymond W. Braun entered into a consulting agreement with the Company effective February 1, 2009. Mr. Braun no longer serves as President of the Company and has resigned from the Board of Directors. Mr. Braun has agreed to provide consulting services through December 31, 2009 and will receive a base consulting fee of $800,000 during the term of the agreement. Additionally, we expect to recognize $3,909,000 of non-recurring expenses during the three months ended March 31, 2009 in connection with the departure of Mr. Braun.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

S&P 500 Inclusion Offering. On February 3, 2009, we completed an offering of 5,816,870 shares of common stock for $214,352,000 of gross proceeds. The offering was made in connection with the Company’s inclusion in the S&P 500 Index at the close of trading on January 29, 2009.

LandAmerica Settlement. During 2008, we engaged in two Internal Revenue Code section 1031 like kind exchange transactions, and we retained LandAmerica 1031 Exchange Services, Inc. (“LES”) to act as a qualified intermediary. On November 26, 2008, LES and its parent, LandAmerica Financial Group, filed for bankruptcy protection. At that time, we had approximately $136,855,000 in two segregated escrow accounts (the “Exchange Funds”) held by Centennial Bank, an affiliate of LES. Although the terms of our agreements with LES required that the Exchange Funds be returned to us, the return of the Exchange Funds was stayed by the bankruptcy proceedings. On February 23, 2009, the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division, entered an order approving the stipulation and settlement agreement among LES, the unsecured creditors committees and us. Pursuant to the terms of that settlement agreement, the Exchange Funds plus $918,000 of interest were returned to us on February 23, 2009, and we made a settlement payment of $2,000,000 to the LES bankruptcy estate. In connection with these proceedings, we incurred approximately $500,000 in expenses. The settlement payment and expenses were recorded as reductions of gains on sales in 2008.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework. Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2008.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Health Care REIT, Inc.

We have audited Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Care REIT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Health Care REIT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Health Care REIT, Inc. and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
February 27, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Executive Officers,” “Board and Committees,” “Communications with the Board” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (“Commission”) prior to April 30, 2009.

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

The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2009.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the information under the headings “Board and Committees — Independence and Meetings” and “Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2009.

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

3. Exhibit Index:

1.1		Equity Distribution Agreement, dated as of November 6, 2008, by and among the Company and UBS Securities LLC (filed with the Commission as Exhibit 1.1 to the Company’s Form 8-K filed November 6, 2008, and incorporated herein by reference thereto).
2	.1(a)	Agreement and Plan of Merger, dated as of September 12, 2006, by and among the Company, Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed September 15, 2006, and incorporated herein by reference thereto).
2	.1(b)	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2006, by and among the Company, Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed October 13, 2006, and incorporated herein by reference thereto).
3	.1(a)	Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3	.1(b)	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3	.1(c)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3	.1(d)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003, and incorporated herein by reference thereto).
3	.1(e)	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/A filed July 8, 2003, and incorporated herein by reference thereto).
3	.1(f)	Certificate of Designation of 6% Series E Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 1, 2003, and incorporated herein by reference thereto).

3	.1(g)	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004, and incorporated herein by reference thereto).
3	.1(h)	Certificate of Designation of 7.5% Series G Cumulative Convertible Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 20, 2006, and incorporated herein by reference thereto).
3	.1(i)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.9 to the Company’s Form 10-Q filed August 9, 2007, and incorporated herein by reference thereto).
3.2		Second Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 29, 2007, and incorporated herein by reference thereto).
4.1		The Company, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument that defines the rights of holders of long-term debt of the Company and authorizes a total amount of securities not in excess of 10% of the total assets of the Company.
4	.2(a)	Indenture dated as of April 17, 1997 between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4	.2(b)	First Supplemental Indenture, dated as of April 17, 1997, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4	.2(c)	Second Supplemental Indenture, dated as of March 13, 1998, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 11, 1998, and incorporated herein by reference thereto).
4	.2(d)	Third Supplemental Indenture, dated as of March 18, 1999, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 17, 1999, and incorporated herein by reference thereto).
4	.2(e)	Fourth Supplemental Indenture, dated as of August 10, 2001, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed August 9, 2001, and incorporated herein by reference thereto).
4	.2(f)	Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4	.2(g)	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4	.3(a)	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4	.3(b)	Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4	.3(c)	Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003, and incorporated herein by reference thereto).
4	.3(d)	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).

4	.3(e)	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4	.3(f)	Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003, and incorporated herein by reference thereto).
4	.3(g)	Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004, and incorporated herein by reference thereto).
4	.3(h)	Supplemental Indenture No. 4, dated as of April 27, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 28, 2005, and incorporated herein by reference thereto).
4	.3(i)	Supplemental Indenture No. 5, dated as of November 30, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 30, 2005, and incorporated herein by reference thereto).
4	.4(a)	Indenture, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).
4	.4(b)	Supplemental Indenture No. 1, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).
4	.4(c)	Supplemental Indenture No. 2, dated as of July 20, 2007, between the Company and The Bank of New York Trust Company, N.A. (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K filed July 20, 2007, and incorporated herein by reference thereto).
4.5		Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
4.6		Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
10.1		Fourth Amended and Restated Loan Agreement, dated as of August 6, 2007, by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Barclays Bank PLC, Calyon New York Branch and Fifth Third Bank, as documentation agents (filed with the SEC as Exhibit 10.2 to the Company’s Form 10-Q filed August 9, 2007, and incorporated herein by reference thereto).
10.2		Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10	.3(a)	The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995, and incorporated herein by reference thereto).*
10	.3(b)	First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*
10	.3(c)	Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*

10	.3(d)	Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10	.3(e)	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10	.3(f)	Form of Restricted Stock Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10	.4(a)	Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10	.4(b)	First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10	.4(c)	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/A filed October 27, 2004, and incorporated herein by reference thereto).*
10	.4(d)	Form of Restricted Stock Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10	.5(a)	Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, filed March 28, 2005, and incorporated herein by reference thereto).*
10	.5(b)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10	.5(c)	Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.6 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10	.5(d)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.8 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10	.5(e)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10	.5(f)	Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.7 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10	.5(g)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.9 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10	.5(h)	Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10	.5(i)	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10	.5(j)	Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.22 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*

10	.5(k)	Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.23 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10	.5(l)	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.24 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10	.5(m)	Form of Amendment to Deferred Stock Unit Grant Agreements for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.10 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10	.5(n)	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.11 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10	.5(o)	Stock Option Agreement, dated December 20, 2006, between the Company and Daniel R. Loftus (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007, and incorporated herein by reference thereto).*
10	.5(p)	Restricted Stock Agreement, dated January 22, 2007, by and between the Company and Raymond W. Braun (filed with the Commission as Exhibit 10.2 to the Company’s Form 8-K filed January 25, 2007, and incorporated herein by reference thereto).*
10	.5(q)	Stock Option Agreement (with Dividend Equivalent Rights), dated as of January 21, 2008, by and between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed August 6, 2008, and incorporated herein by reference thereto).*
10	.5(r)	Stock Option Agreement (without Dividend Equivalent Rights), dated as of January 21, 2008, by and between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed August 6, 2008, and incorporated herein by reference thereto).*
10	.5(s)	Restricted Stock Agreement, dated as of January 21, 2008, by and between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed August 6, 2008, and incorporated herein by reference thereto).*
10.6		Fourth Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and George L. Chapman.*
10.7		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.3 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10.8		Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Jeffrey H. Miller.*
10.9		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Scott A. Estes (filed with the Commission as Exhibit 10.4 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10.10		Employment Agreement, dated January 19, 2009, between the Company and John T. Thomas.*
10.11		Third Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Erin C. Ibele.*
10.12		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Daniel R. Loftus.*
10.13		Amended and Restated Consulting Agreement, dated December 29, 2008, between the Company and Fred S. Klipsch (filed with the Commission as Exhibit 10.5 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10.14		Amended and Restated Consulting Agreement, dated December 29, 2008, between the Company and Frederick L. Farrar.*
10	.15(a)	Consulting Agreement, dated February 1, 2009, between the Company and Raymond W. Braun.*
10	.15(b)	Third Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Raymond W. Braun (filed with the Commission as Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*

10.16	Amended and Restated Health Care REIT, Inc. Supplemental Executive Retirement Plan, dated December 29, 2008 (filed with the Commission as Exhibit 10.12 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10.17	Health Care REIT, Inc. Executive Loan Program, effective as of August 1999 (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.18	Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005, and incorporated herein by reference thereto).*
10.19	Summary of Director Compensation (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 9, 2008, and incorporated herein by reference thereto).*
14	Code of Business Conduct and Ethics (filed with the Commission as Exhibit 14 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney executed by William C. Ballard, Jr. (Director).
24.2	Power of Attorney executed by Pier C. Borra (Director).
24.3	Power of Attorney executed by Thomas J. DeRosa (Director).
24.4	Power of Attorney executed by Jeffrey H. Donahue (Director).
24.5	Power of Attorney executed by Peter J. Grua (Director).
24.6	Power of Attorney executed by Fred S. Klipsch (Director).
24.7	Power of Attorney executed by Sharon M. Oster (Director).
24.8	Power of Attorney executed by Jeffrey R. Otten (Director).
24.9	Power of Attorney executed by R. Scott Trumbull (Director).
24.10	Power of Attorney executed by George L. Chapman (Director, Chairman of the Board, President and Chief Executive Officer and Principal Executive Officer).
24.11	Power of Attorney executed by Scott A. Estes (Executive Vice President and Chief Financial Officer and Principal Financial Officer).
24.12	Power of Attorney executed by Paul D. Nungester, Jr. (Vice President and Controller and Principal Accounting Officer).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement.

(b) Exhibits:

The exhibits listed in Item 15(a)(3) above are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Securities Exchange Act of 1934.

(c) Financial Statement Schedules:

Financial statement schedules are included on pages 117 through 128.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HEALTH CARE REIT, INC.

By:	/s/ George L. Chapman
Chairman, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2009, by the following person on behalf of the Company and in the capacities indicated.

/s/ William C. Ballard, Jr.** William C. Ballard, Jr., Director	/s/ Sharon M. Oster** Sharon M. Oster, Director

/s/ Pier C. Borra** Pier C. Borra, Director	/s/ Jeffrey R. Otten** Jeffrey R. Otten, Director

/s/ Thomas J. Derosa** Thomas J. DeRosa, Director	/s/ R. Scott Trumbull** R. Scott Trumbull, Director

/s/ Jeffrey H. Donahue** Jeffrey H. Donahue, Director	/s/ George L. Chapman George L. Chapman, Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Peter J. Grua** Peter J. Grua, Director	/s/ Scott A. Estes** Scott A. Estes, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Fred S. Klipsch** Fred S. Klipsch, Vice Chairman	/s/ Paul D. Nungester, Jr.** Paul D. Nungester, Jr., Vice President and Controller (Principal Accounting Officer)

**By: /s/ George L. Chapman George L. Chapman, Attorney-in-Fact

HEALTH CARE REIT, INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Assisted Living Facilities:
Alhambra, CA	$0	$420	$2,534	$0	$420	$2,534	$552	1999	1999
Asheboro, NC(2)	3,397	290	5,032	165	290	5,197	754	2003	1998
Asheville, NC	0	204	3,489	0	204	3,489	1,002	1999	1999
Asheville, NC	0	280	1,955	351	280	2,306	379	2003	1992
Azusa, CA	0	570	3,141	0	570	3,141	716	1998	1988
Bartlesville, OK	0	100	1,380	0	100	1,380	505	1996	1995
Bellevue, WI	0	1,740	18,260	0	1,740	18,260	1,215	2006	2004
Bradenton, FL	0	252	3,298	0	252	3,298	1,225	1996	1995
Bradenton, FL	0	100	1,700	942	100	2,642	1,215	1999	1996
Bremerton, WA	0	390	2,210	123	390	2,333	119	2006	1999
Burlington, NC	0	280	4,297	707	280	5,004	720	2003	2000
Burlington, NC	0	460	5,467	0	460	5,467	812	2003	1997
Butte, MT	0	550	3,957	43	550	4,000	890	1998	1999
Canton, OH	0	300	2,098	0	300	2,098	602	1998	1998
Cape Coral, FL	0	530	3,281	0	530	3,281	621	2002	2000
Cary, NC	0	1,500	4,350	986	1,500	5,336	1,389	1998	1996
Cedar Hill, TX	0	171	1,490	0	171	1,490	525	1997	1996
Chapel Hill, NC	0	354	2,646	783	354	3,429	595	2002	1997
Chelmsford, MA(1)	8,514	1,040	10,951	0	1,040	10,951	1,525	2003	1997
Chickasha, OK	0	85	1,395	0	85	1,395	505	1996	1996
Claremore, OK	0	155	1,428	0	155	1,428	496	1996	1996
Clarksville, TN	0	330	2,292	0	330	2,292	651	1998	1998
Cleburne, TX	0	520	5,369	0	520	5,369	219	2006	2007
Columbia, TN	0	341	2,295	0	341	2,295	654	1999	1999
Concord, NC(2)	4,478	550	3,921	55	550	3,976	654	2003	1997
Corpus Christi, TX	0	155	2,935	15	155	2,950	1,806	1997	1996
Corpus Christi, TX	0	420	4,796	139	420	4,935	3,405	1996	1997
Crystal Lake, IL	0	840	7,290	0	840	7,290	51	2007	2008
Danville, VA	0	410	3,954	722	410	4,676	701	2003	1998
Dayton, OH	0	690	2,970	1,428	690	4,398	1,271	2003	1994
DeForest, WI	0	250	5,350	0	250	5,350	247	2007	2006
Desoto, TX	0	205	1,383	0	205	1,383	474	1996	1996
Duncan, OK	0	103	1,347	0	103	1,347	482	1995	1996
Durham, NC	0	1,476	10,659	2,196	1,476	12,855	5,747	1997	1999
Eden, NC(2)	2,904	390	4,877	0	390	4,877	743	2003	1998
Edmond, OK	0	175	1,564	0	175	1,564	550	1995	1996
Elizabeth City, NC	0	200	2,760	2,011	200	4,771	1,086	1998	1999
Encinitas, CA	0	1,460	7,721	0	1,460	7,721	1,883	2000	2000
Enid, OK	0	90	1,390	0	90	1,390	508	1995	1995
Everett, WA	0	1,400	5,476	0	1,400	5,476	1,464	1999	1999
Fairfield, CA	0	1,460	14,040	0	1,460	14,040	2,708	2002	1998
Fairhaven, MA	0	770	6,230	0	770	6,230	786	2004	1999
Fayetteville, NY	0	410	3,962	500	410	4,462	826	2001	1997
Findlay, OH	0	200	1,800	0	200	1,800	589	1997	1997
Florence, NJ	0	300	2,978	0	300	2,978	560	2002	1999
Forest City, NC(2)	2,977	320	4,497	0	320	4,497	689	2003	1999
Fredericksburg, VA(4)	6,882	1,000	20,000	303	1,000	20,303	1,976	2005	1999
Gastonia, NC	0	310	3,096	22	310	3,118	492	2003	1994
Gastonia, NC(2)	3,959	470	6,129	0	470	6,129	903	2003	1998
Gastonia, NC(2)	3,790	400	5,029	120	400	5,149	759	2003	1996
Georgetown, TX	0	200	2,100	0	200	2,100	672	1997	1997
Greenfield, WI	0	600	6,626	0	600	6,626	252	2006	2006
Greensboro, NC	0	330	2,970	554	330	3,524	542	2003	1996
Greensboro, NC	0	560	5,507	1,013	560	6,520	994	2003	1997
Greenville, NC(2)	3,484	290	4,393	168	290	4,561	662	2003	1998
Greenville, SC	0	310	4,750	0	310	4,750	594	2004	1997
Hamden, CT	0	1,470	4,530	0	1,470	4,530	1,009	2002	1998
Hamilton, NJ	0	440	4,469	0	440	4,469	846	2001	1998
Harlingen, TX	0	92	2,057	127	92	2,184	1,304	1997	1989
Hemet, CA	0	870	3,405	0	870	3,405	152	2007	1996
Henderson, NV	0	380	9,220	65	380	9,285	2,450	1998	1998
Henderson, NV	0	380	4,360	41	380	4,401	964	1999	2000
Hickory, NC	0	290	987	232	290	1,219	251	2003	1994

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Highlands Ranch, CO	$0	$940	$3,721	$0	$940	$3,721	$711	2002	1999
High Point, NC	0	560	4,443	793	560	5,236	790	2003	2000
High Point, NC	0	370	2,185	410	370	2,595	419	2003	1999
High Point, NC(2)	2,531	330	3,395	28	330	3,423	521	2003	1994
High Point, NC(2)	2,856	430	4,143	0	430	4,143	625	2003	1998
Hopedale, MA	0	130	8,170	0	130	8,170	850	2005	1999
Houston, TX	0	360	2,640	0	360	2,640	481	2002	1999
Houston, TX	0	360	2,640	0	360	2,640	475	2002	1999
Hutchinson, KS	0	600	10,590	0	600	10,590	1,192	2004	1997
Irving, TX	0	1,030	6,823	0	1,030	6,823	48	2007	2008
Jackson, TN	0	540	1,633	3,015	540	4,648	443	2003	1998
Jonesboro, GA	0	460	1,304	0	460	1,304	206	2003	1992
Kalispell, MT	0	360	3,282	0	360	3,282	919	1998	1998
Kenner, LA	0	1,100	10,036	125	1,100	10,161	4,592	1998	2000
Kent, WA	0	940	20,318	253	940	20,571	542	2007	2000
Kirkland, WA(1)	4,660	1,880	4,315	0	1,880	4,315	639	2003	1996
Knoxville, TN	0	315	2,754	0	315	2,754	476	2002	1998
Lake Havasu City, AZ	0	450	4,223	0	450	4,223	1,109	1998	1999
Lake Havasu City, AZ	0	110	2,244	136	110	2,380	665	1998	1994
Lecanto, FL	0	200	6,900	0	200	6,900	828	2004	1986
Lenoir, NC	0	190	3,748	641	190	4,389	658	2003	1998
Lexington, NC	0	200	3,900	1,015	200	4,915	832	2002	1997
Longview, TX	0	610	5,520	0	610	5,520	236	2006	2007
Manassas, VA(1)	3,547	750	7,446	0	750	7,446	1,055	2003	1996
Mansfield, TX	0	660	5,251	0	660	5,251	227	2006	2007
Margate, FL	0	500	7,303	2,459	500	9,762	5,426	1998	1972
Martinsville, NC	0	349	0	0	349	0	0	2003
Marysville, CA	0	450	4,172	44	450	4,216	941	1998	1999
Matthews, NC(2)	3,630	560	4,738	0	560	4,738	747	2003	1998
McHenry, IL	0	1,632	0	0	1,632	0	0	2006
McHenry, IL	0	3,550	15,300	6,510	3,550	21,810	822	2006	2004
Menomonee Falls, WI	0	1,020	6,984	0	1,020	6,984	234	2006	2007
Miami, FL	0	960	4,037	0	960	4,037	91	2008	1987
Middleburg Heights, OH	0	960	7,780	0	960	7,780	894	2004	1998
Middleton, WI	0	420	4,006	600	420	4,606	750	2001	1991
Midwest City, OK	0	95	1,385	0	95	1,385	507	1996	1995
Missoula, MT(3)	6,218	550	7,490	0	550	7,490	671	2005	1998
Monroe, NC	0	470	3,681	648	470	4,329	666	2003	2001
Monroe, NC	0	310	4,799	857	310	5,656	819	2003	2000
Monroe, NC(2)	3,248	450	4,021	114	450	4,135	630	2003	1997
Morehead City, NC	0	200	3,104	1,648	200	4,752	1,072	1999	1999
Mt. Vernon, WA	0	400	2,200	156	400	2,356	123	2006	2001
Nacogdoches, TX	0	390	5,754	0	390	5,754	234	2006	2007
Nashville, TN	0	4,910	29,590	0	4,910	29,590	398	2008	2007
New York, NY	0	1,440	21,460	975	1,440	22,435	1,130	2006	1959
Newark, DE	0	560	21,220	0	560	21,220	2,347	2004	1998
Newburyport, MA	0	960	8,290	0	960	8,290	1,511	2002	1999
Norman, OK	0	55	1,484	0	55	1,484	626	1995	1995
North Augusta, SC	0	332	2,558	0	332	2,558	718	1999	1998
North Miami Beach, FL	0	300	5,709	2,006	300	7,715	4,161	1998	1987
North Oklahoma City, OK	0	87	1,508	0	87	1,508	518	1996	1996
Ogden, UT	0	360	6,700	0	360	6,700	778	2004	1998
Oklahoma City, OK	0	130	1,350	0	130	1,350	484	1995	1996
Oklahoma City, OK	0	220	2,943	0	220	2,943	770	1999	1999
Oklahoma City, OK	0	590	7,513	0	590	7,513	104	2007	2008
Oneonta, NY	0	80	5,020	0	80	5,020	170	2007	1996
Oshkosh, WI	0	900	3,800	3,687	900	7,487	472	2006	2005
Oswego, IL	0	900	8,047	0	900	8,047	56	2006	2008
Owasso, OK	0	215	1,380	0	215	1,380	479	1996	1996
Palestine, TX	0	173	1,410	0	173	1,410	491	1996	1996
Palestine, TX	0	180	4,320	0	180	4,320	297	2006	2005
Paris, TX	0	490	5,452	0	490	5,452	786	2005	2006
Paso Robles, CA	0	1,770	8,630	0	1,770	8,630	1,654	2002	1998
Pinehurst, NC	0	290	2,690	484	290	3,174	506	2003	1998
Piqua, OH	0	204	1,885	0	204	1,885	566	1997	1997
Pittsburgh, PA	0	1,750	8,572	115	1,750	8,687	917	2005	1998
Ponca City, OK	0	114	1,536	0	114	1,536	557	1995	1995
Portland, OR	0	628	3,585	232	628	3,817	1,000	1998	1999
Quincy, MA	0	2,690	15,410	0	2,690	15,410	1,624	2004	1999
Reidsville, NC	0	170	3,830	857	170	4,687	805	2002	1998
Reno, NV	0	1,060	11,440	0	1,060	11,440	1,313	2004	1998

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Ridgeland, MS(1)	$4,505	$520	$7,675	$0	$520	$7,675	$1,089	2003	1997
Rocky Hill, CT	0	1,460	7,040	0	1,460	7,040	1,420	2002	1998
Rocky Hill, CT	0	1,090	6,710	0	1,090	6,710	1,001	2003	1996
Romeroville, IL	0	1,895	0	0	1,895	0	0	2006
Roswell, GA	0	620	2,200	184	620	2,384	464	2002	1997
Salem, OR	0	449	5,172	0	449	5,172	1,432	1999	1998
Salisbury, NC(2)	3,519	370	5,697	168	370	5,865	856	2003	1997
Salt Lake City, UT	0	1,060	6,142	0	1,060	6,142	1,374	1999	1986
San Angelo, TX	0	260	8,800	0	260	8,800	990	2004	1997
San Juan Capistrano, CA	0	1,390	6,942	0	1,390	6,942	1,430	2000	2001
Sarasota, FL	0	475	3,175	0	475	3,175	1,179	1996	1995
Scottsdale, AZ	0	2,500	3,890	0	2,500	3,890	62	2008	1999
Seven Fields, PA	0	484	4,663	59	484	4,722	1,313	1999	1999
Shawnee, OK	0	80	1,400	0	80	1,400	508	1996	1995
Sheboygan, WI	0	80	5,320	0	80	5,320	364	2006	2006
Sherman, TX	0	700	5,221	0	700	5,221	283	2005	2006
Smithfield, NC(2)	3,389	290	5,680	0	290	5,680	850	2003	1998
Statesville, NC	0	150	1,447	266	150	1,713	272	2003	1990
Statesville, NC	0	310	6,183	8	310	6,191	890	2003	1996
Statesville, NC(2)	2,376	140	3,627	0	140	3,627	545	2003	1999
Stillwater, OK	0	80	1,400	0	80	1,400	512	1995	1995
Texarkana, TX	0	192	1,403	0	192	1,403	486	1996	1996
Troy, OH	0	200	2,000	0	200	2,000	643	1997	1997
Tyler, TX	0	650	5,268	0	650	5,268	226	2006	2007
Valparaiso, IN	0	112	2,557	1	112	2,558	541	2001	1998
Valparaiso, IN	0	108	2,962	0	108	2,962	614	2001	1999
Vero Beach, FL	0	263	3,187	0	263	3,187	654	2001	1999
Vero Beach, FL	0	297	3,263	0	297	3,263	676	2001	1996
W. Hartford, CT	0	2,650	5,980	0	2,650	5,980	807	2004	1905
Wake Forest, NC	0	200	3,003	1,742	200	4,745	1,146	1998	1999
Waterford, CT	0	1,360	12,539	0	1,360	12,539	2,328	2002	2000
Waxahachie, TX	0	154	1,429	0	154	1,429	497	1996	1996
Waxahachie, TX	0	650	5,763	0	650	5,763	93	2007	2008
Weatherford, TX	0	660	5,261	0	660	5,261	228	2006	2007
Westerville, OH	0	740	8,287	2,736	740	11,023	4,280	1998	2001
Wilmington, NC	0	210	2,991	0	210	2,991	821	1999	1999
Winston-Salem, NC	0	360	2,514	459	360	2,973	456	2003	1996

Total Assisted Living Facilities	80,864	103,536	868,344	47,242	103,536	915,586	150,672
Skilled Nuring Facilities:
Agawam, MA	0	880	16,112	2,134	880	18,246	3,121	2002	1993
Akron, OH	0	290	8,219	491	290	8,710	772	2005	1961
Akron, OH	0	630	7,535	184	630	7,719	540	2006	1915
Alexandria, VA	0	1,330	7,820	0	1,330	7,820	0	2008	1955
Alliance, OH(5)	4,856	270	7,723	107	270	7,830	627	2006	1982
Amarillo, TX	0	540	7,260	0	540	7,260	745	2005	1986
Arcadia, LA	0	240	5,460	0	240	5,460	504	2006	2006
Atlanta, GA	0	460	5,540	0	460	5,540	618	2005	1972
Auburndale, FL	0	750	5,950	0	750	5,950	631	2005	1983
Austin, TX	0	730	18,970	0	730	18,970	893	2007	2006
Baltic, OH(5)	3,980	50	8,709	189	50	8,898	694	2006	1983
Baytown, TX	0	450	6,150	0	450	6,150	1,148	2002	2000
Beachwood, OH	0	1,260	23,478	0	1,260	23,478	4,570	2001	1990
Beattyville, KY	0	100	6,900	0	100	6,900	654	2005	1972
Bernice, LA	0	16	1,017	0	16	1,017	197	2005	1969
Birmingham, AL	0	390	4,902	0	390	4,902	852	2003	1977
Birmingham, AL	0	340	5,734	0	340	5,734	937	2003	1974
Boise, ID	0	810	5,401	0	810	5,401	1,903	1998	1966
Boonville, IN	0	190	5,510	0	190	5,510	1,034	2002	2000
Bountiful, UT	0	991	6,850	0	991	6,850	624	2005	1987
Boynton Beach, FL	0	980	8,112	0	980	8,112	1,040	2004	1999
Braintree, MA	0	170	7,157	1,290	170	8,447	4,906	1997	1968
Brandon, MS	0	115	9,549	0	115	9,549	1,571	2003	1963
Bridgewater, NJ	0	1,850	3,050	0	1,850	3,050	504	2004	1970
Brighton, MA	0	240	3,859	2,126	240	5,985	591	2005	1982
Broadview Heights, OH	0	920	12,400	0	920	12,400	2,420	2001	1984
Bunnell, FL	0	260	7,118	0	260	7,118	966	2004	1985
Butler, AL	0	90	3,510	0	90	3,510	516	2004	1960
Byrdstown, TN	0	0	2,414	0	0	2,414	764	2004	1982
Canton, MA	0	820	8,201	263	820	8,464	1,674	2002	1993

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Carrollton, TX	$0	$730	$2,770	$0	$730	$2,770	$356	2005	1976
Centerville, MA	0	1,490	9,650	8,443	1,490	18,093	1,363	2004	1982
Cheswick, PA	0	384	6,041	1,293	384	7,334	2,225	1998	1933
Clarksville, TN	0	480	5,020	0	480	5,020	374	2006	1989
Clearwater, FL	0	160	7,218	0	160	7,218	887	2004	1961
Clearwater, FL	0	1,260	2,740	0	1,260	2,740	378	2005	1983
Cleveland, MS	0	0	1,850	0	0	1,850	1,018	2003	1977
Cleveland, TN	0	350	5,000	122	350	5,122	1,073	2001	1987
Coeur d’Alene, ID	0	600	7,878	0	600	7,878	2,430	1998	1996
Colorado Springs, CO	0	310	6,290	0	310	6,290	685	2005	1985
Columbia, TN	0	590	3,787	0	590	3,787	735	2003	1974
Columbus, IN	0	530	5,170	1,540	530	6,710	1,122	2002	2001
Columbus, OH	0	1,070	11,726	1,204	1,070	12,930	1,062	2005	1968
Columbus, OH	0	1,860	16,624	1,077	1,860	17,701	1,366	2006	1978
Columbus, OH(5)	4,533	1,010	4,931	91	1,010	5,022	441	2006	1983
Corpus Christi, TX	0	307	443	0	307	443	129	2005	1985
Corpus Christi, TX	0	400	1,916	0	400	1,916	259	2005	1985
Dade City, FL	0	250	7,150	0	250	7,150	905	2004	1975
Daytona Beach, FL	0	470	5,930	0	470	5,930	817	2004	1986
Daytona Beach, FL	0	490	5,710	0	490	5,710	816	2004	1961
Daytona Beach, FL	0	1,850	2,650	0	1,850	2,650	379	2005	1964
DeBary, FL	0	440	7,460	0	440	7,460	940	2004	1965
Dedham, MA	0	1,360	9,830	0	1,360	9,830	2,008	2002	1996
Defuniak Springs, FL	0	1,350	10,250	0	1,350	10,250	688	2006	1980
DeLand, FL	0	220	7,080	0	220	7,080	900	2004	1967
Denton, MD	0	390	4,010	0	390	4,010	778	2003	1982
Denver, CO	0	2,530	9,514	0	2,530	9,514	842	2005	1986
Douglasville, GA	0	1,350	7,471	0	1,350	7,471	1,304	2003	1975
Easton, PA	0	285	6,315	0	285	6,315	3,023	1993	1959
Eight Mile, AL	0	410	6,110	0	410	6,110	1,111	2003	1973
El Paso, TX	0	539	8,961	0	539	8,961	926	2005	1970
El Paso, TX	0	642	3,958	1,100	642	5,058	496	2005	1969
Elizabethton, TN	0	310	4,604	336	310	4,940	1,082	2001	1980
Erin, TN	0	440	8,060	134	440	8,194	1,647	2001	1981
Eugene, OR	0	300	5,316	0	300	5,316	1,779	1998	1972
Fairfield, AL	0	530	9,134	0	530	9,134	1,512	2003	1965
Fall River, MA	0	620	5,829	4,856	620	10,685	2,937	1996	1973
Farmerville, LA	0	147	4,087	0	147	4,087	457	2005	1984
Florence, AL	0	320	3,975	0	320	3,975	778	2003	1972
Fork Union, VA	0	310	2,490	0	310	2,490	0	2008	1990
Fort Myers, FL	0	636	6,026	0	636	6,026	2,785	1998	1984
Fort Pierce, FL	0	440	3,560	0	440	3,560	365	2005	1973
Goochland, VA	0	350	3,697	0	350	3,697	0	2008	1991
Goshen, IN	0	210	6,120	0	210	6,120	473	2005	2006
Graceville, FL	0	150	13,000	0	150	13,000	848	2006	1980
Grand Prairie, TX	0	574	3,426	0	574	3,426	425	2005	1982
Granite City, IL	0	610	7,143	842	610	7,985	3,792	1998	1973
Granite City, IL	0	400	4,303	707	400	5,010	2,325	1999	1964
Greeneville, TN	0	400	8,290	0	400	8,290	1,145	2004	1979
Hanover, IN	0	210	4,430	0	210	4,430	587	2004	2000
Hardin, IL	0	50	5,350	135	50	5,485	2,290	2002	1996
Harriman, TN	0	590	8,060	158	590	8,218	1,759	2001	1972
Herculaneum, MO	0	127	10,373	393	127	10,766	4,367	2002	1984
Hilliard, FL	0	150	6,990	0	150	6,990	2,078	1999	1990
Homestead, FL	0	2,750	11,750	0	2,750	11,750	784	2006	1994
Houston, TX	0	600	2,700	0	600	2,700	351	2005	1974
Houston, TX	0	860	18,715	0	860	18,715	630	2007	2006
Houston, TX	0	630	5,970	750	630	6,720	1,204	2002	1995
Huron, OH	0	160	6,088	252	160	6,340	543	2005	1983
Jackson, MS	0	410	1,814	0	410	1,814	367	2003	1968
Jackson, MS	0	0	4,400	0	0	4,400	2,420	2003	1980
Jackson, MS	0	0	2,150	0	0	2,150	1,183	2003	1970
Jamestown, TN	0	0	6,707	0	0	6,707	2,124	2004	1966
Jefferson, OH	0	80	9,120	0	80	9,120	783	2006	1984
Jefferson City, MO	0	370	6,730	301	370	7,031	2,840	2002	1982
Jonesboro, GA	0	840	1,921	0	840	1,921	409	2003	1992
Kalida, OH	0	480	8,173	0	480	8,173	306	2006	2007
Kissimmee, FL	0	230	3,854	0	230	3,854	492	2004	1972
LaBelle, FL	0	60	4,946	0	60	4,946	685	2004	1986
Lake Placid, FL	0	150	12,850	0	150	12,850	1,662	2004	1984
Lakeland, FL	0	696	4,843	0	696	4,843	2,254	1998	1984

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Lawrenceville, VA	$0	$170	$4,780	$0	$170	$4,780	$0	2008	1989
Lee, MA	0	290	18,135	927	290	19,062	3,486	2002	1998
Littleton, MA	0	1,240	2,910	0	1,240	2,910	654	1996	1975
Longview, TX	0	293	1,707	0	293	1,707	246	2005	1971
Longwood, FL	0	480	7,520	0	480	7,520	969	2004	1980
Louisville, KY	0	490	10,010	0	490	10,010	1,237	2005	1978
Louisville, KY	0	430	7,135	163	430	7,298	1,538	2002	1974
Louisville, KY	0	350	4,675	110	350	4,785	1,029	2002	1975
Lowell, MA	0	370	7,450	1,550	370	9,000	850	2004	1977
Lufkin, TX	0	416	1,184	(74)	342	1,184	248	2005	1919
Manchester, NH	0	340	4,360	0	340	4,360	434	2005	1984
Marianna, FL	0	340	8,910	0	340	8,910	580	2006	1997
McComb, MS	0	120	5,786	0	120	5,786	930	2003	1973
Memphis, TN	0	970	4,246	0	970	4,246	795	2003	1981
Memphis, TN	0	480	5,656	0	480	5,656	980	2003	1982
Memphis, TN	0	940	5,963	0	940	5,963	941	2004	1951
Merrillville, IN	0	643	7,084	3,526	643	10,610	4,068	1997	1999
Mesa, AZ	0	940	2,579	0	940	2,579	350	2005	1985
Midwest City, OK	0	470	5,673	0	470	5,673	2,554	1998	1958
Midwest City, OK	0	484	5,516	0	484	5,516	596	2005	1987
Millbury, MA	0	930	4,570	0	930	4,570	681	2004	1972
Mobile, AL	0	440	3,625	0	440	3,625	687	2003	1982
Monteagle, TN	0	310	3,318	0	310	3,318	598	2003	1980
Monterey, TN	0	0	4,195	0	0	4,195	1,328	2004	1977
Monticello, FL	0	140	4,471	0	140	4,471	637	2004	1986
Morgantown, KY	0	380	3,705	0	380	3,705	631	2003	1965
Moss Point, MS	0	120	7,280	0	120	7,280	958	2004	1933
Mountain City, TN	0	220	5,896	660	220	6,556	2,318	2001	1976
Naples, FL	0	550	5,450	0	550	5,450	688	2004	1968
Natchitoches, LA	0	190	4,096	0	190	4,096	435	2005	1975
Needham, MA	0	1,610	13,715	366	1,610	14,081	2,838	2002	1994
New Haven, CT	0	160	4,778	1,266	160	6,044	1,046	2006	1958
New Haven, IN	0	176	3,524	0	176	3,524	528	2004	1981
New Port Richey, FL	0	624	7,307	0	624	7,307	3,361	1998	1984
North Miami, FL	0	430	3,918	0	430	3,918	682	2004	1968
North Miami, FL	0	440	4,830	0	440	4,830	687	2004	1963
Norwalk, CT	0	410	2,118	2,201	410	4,319	981	2004	1971
Oklahoma City, OK	0	510	10,694	0	510	10,694	800	1998	1979
Ormond Beach, FL	0	0	2,739	73	0	2,812	932	2002	1983
Overland Park, KS	0	1,120	8,360	0	1,120	8,360	755	2005	1970
Owensboro, KY	0	240	6,760	0	240	6,760	739	1993	1966
Owensboro, KY	0	225	13,275	0	225	13,275	1,359	2005	1964
Owenton, KY	0	100	2,400	0	100	2,400	302	2005	1979
Panama City, FL	0	300	9,200	0	300	9,200	1,194	2004	1992
Pasadena, TX	0	720	24,080	0	720	24,080	1,117	2007	2005
Pigeon Forge, TN	0	320	4,180	117	320	4,297	963	2001	1986
Pikesville, MD	0	450	10,750	0	450	10,750	525	2007	1983
Plano, TX	0	1,305	9,095	0	1,305	9,095	962	2005	1977
Plymouth, MA	0	440	6,220	2,330	440	8,550	756	2004	1968
Port St. Joe, FL	0	370	2,055	0	370	2,055	468	2004	1982
Post Falls, ID	0	2,700	14,217	0	2,700	14,217	0	2007	2008
Prospect, CT	0	820	1,441	2,407	820	3,848	835	2004	1970
Pueblo, CO	0	370	6,051	0	370	6,051	2,099	1998	1989
Pueblo, CO	0	250	9,391	0	250	9,391	867	2005	1985
Quincy, FL	0	200	5,333	0	200	5,333	765	2004	1983
Quitman, MS	0	60	10,340	0	60	10,340	1,281	2004	1976
Richmond, VA	0	1,211	2,889	0	1,211	2,889	665	2003	1995
Richmond, VA	0	760	12,640	0	760	12,640	630	2007	1969
Ridgely, TN	0	300	5,700	97	300	5,797	1,195	2001	1990
Ringgold, LA	0	30	4,174	0	30	4,174	428	2005	1984
Rochdale, MA	0	675	11,847	2,024	800	13,746	2,341	2002	1995
Rockledge, FL	0	360	4,117	0	360	4,117	1,102	2001	1970
Rockwood, TN	0	500	7,116	741	500	7,857	1,643	2001	1979
Rogersville, TN	0	350	3,278	0	350	3,278	593	2003	1980
Royal Palm Beach, FL	0	980	8,320	0	980	8,320	1,104	2004	1984
Ruleville, MS	0	0	50	0	0	50	28	2003	1978
Ruston, LA	0	130	9,403	0	130	9,403	854	2005	1965
San Antonio, TX	0	560	7,315	0	560	7,315	1,377	2002	2000
San Antonio, TX	0	640	13,360	0	640	13,360	647	2007	2004
Sandwich, MA	0	1,140	11,190	335	1,140	11,525	1,154	2004	1987
Sarasota, FL	0	560	8,474	0	560	8,474	2,194	1999	2000

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Sarasota, FL	$0	$600	$3,400	$0	$600	$3,400	$478	2004	1982
Scituate, MA	0	1,740	10,640	0	1,740	10,640	890	2005	1976
Seville, OH	0	230	1,770	0	230	1,770	246	2005	1981
Shelby, MS	0	60	5,340	0	60	5,340	682	2004	1979
Shelbyville, KY	0	630	3,870	0	630	3,870	401	2005	1965
South Boston, MA	0	385	2,002	5,218	385	7,220	2,064	1995	1961
South Pittsburg, TN	0	430	5,628	0	430	5,628	840	2004	1979
Southbridge, MA	0	890	8,110	3,000	890	11,110	1,267	2004	1976
Spring City, TN	0	420	6,085	2,580	420	8,665	1,704	2001	1987
St. Louis, MO	0	750	6,030	0	750	6,030	1,088	1995	1994
Starke, FL	0	120	10,180	0	120	10,180	1,310	2004	1990
Staunton, VA	0	310	11,090	0	310	11,090	559	2007	1959
Stuart, FL	0	390	8,110	0	390	8,110	1,035	2004	1985
Swanton, OH	0	330	6,370	0	330	6,370	760	2004	1950
Tampa, FL	0	830	6,370	0	830	6,370	1,012	2004	1968
Torrington, CT	0	360	1,261	829	360	2,090	469	2004	1966
Troy, OH	0	470	16,730	0	470	16,730	1,921	2004	1971
Tucson, AZ	0	930	13,399	0	930	13,399	1,154	2005	1985
Tupelo, MS	0	740	4,092	0	740	4,092	751	2003	1980
Uhrichsville, OH	0	24	6,716	0	24	6,716	542	2006	1977
Venice, FL	0	500	6,000	0	500	6,000	744	2004	1987
Vero Beach, FL	0	660	9,040	1,462	660	10,502	4,725	1998	1984
Wareham, MA	0	875	10,313	1,701	875	12,014	2,183	2002	1989
Warren, OH	0	240	3,810	0	240	3,810	420	2005	1973
Waterbury, CT	0	370	2,166	1,416	370	3,582	621	2006	1972
Webster, TX	0	360	5,940	0	360	5,940	1,114	2002	2000
West Haven, CT	0	580	1,620	1,235	580	2,855	629	2004	1971
West Palm Beach, FL	0	696	8,037	0	696	8,037	4,346	1998	1984
West Worthington, OH	0	510	5,090	0	510	5,090	434	2006	1980
Westlake, OH	0	1,330	17,926	0	1,330	17,926	3,545	2001	1985
Westlake, OH	0	571	5,411	0	571	5,411	1,807	1998	1957
Westmoreland, TN	0	330	1,822	2,634	330	4,456	944	2001	1994
White Hall, IL	0	50	5,550	670	50	6,220	2,549	2002	1971
Whitemarsh, PA	0	2,310	6,190	0	2,310	6,190	762	2005	1967
Williamsburg, VA	0	1,360	7,440	0	1,360	7,440	376	2007	1970
Williamstown, KY	0	70	6,430	0	70	6,430	665	2005	1987
Winchester, VA	0	640	1,510	0	640	1,510	0	2008	1964
Winnfield, LA	0	31	6,480	0	31	6,480	617	2005	1964
Woodbridge, VA	0	680	4,423	0	680	4,423	868	2002	1977
Worcester, MA	0	1,100	5,400	2,750	1,100	8,150	968	2004	1962
Worcester, MA	0	2,300	9,060	0	2,300	9,060	64	2008	1993

Total Skilled Nursing Facilities	13,369	118,743	1,420,437	72,832	118,794	1,493,218	242,117
Independent Living Facilities:
Amelia Island, FL	0	3,290	24,310	18,195	3,290	42,505	2,071	2005	1998
Anderson, SC	0	710	6,290	0	710	6,290	951	2003	1986
Atlanta, GA	0	2,059	14,914	0	2,059	14,914	6,444	1997	1999
Aurora, CO	0	2,600	5,906	7,915	2,600	13,821	818	2006	1988
Aurora, CO	0	1,379	0	29,233	2,440	28,172	189	2006	2006
Austin, TX	0	880	9,520	0	880	9,520	2,695	1999	1998
Carmel, IN	0	2,370	57,175	0	2,370	57,175	854	2006	2007
Columbia, SC	0	2,120	4,860	2,185	2,120	7,045	1,002	2003	2000
Denver, CO	0	3,650	14,906	280	3,650	15,186	888	2006	1987
Douglasville, GA	0	90	217	0	90	217	39	2003	1985
Fremont, CA	0	3,400	25,300	0	3,400	25,300	2,003	2005	1987
Gardnerville, NV	0	1,144	10,831	0	1,144	10,831	5,226	1998	1999
Gilroy, CA	0	760	13,880	23,860	760	37,740	1,179	2006	2007
Houston, TX	0	4,790	7,100	0	4,790	7,100	1,479	2003	1974
Indianapolis, IN	0	495	6,287	22,565	495	28,852	1,381	2006	1981
Indianapolis, IN	0	255	2,473	12,123	255	14,596	431	2006	1981
Lauderhill, FL	0	1,836	25,216	0	1,836	25,216	2,372	2002	1976
Loma Linda, CA	0	2,214	9,586	0	2,214	9,586	190	2008	1976
Manteca, CA	0	1,300	12,125	0	1,300	12,125	986	2005	1985
Marysville, WA	0	620	4,780	0	620	4,780	664	2003	1998
Mesa, AZ	0	950	9,087	0	950	9,087	2,104	1999	2000
Mount Airy, NC	0	270	6,430	0	270	6,430	510	2005	1998
Naples, FL	0	1,716	17,306	0	1,716	17,306	10,283	1997	1999
Oshkosh, WI	0	400	23,237	0	400	23,237	0	2007	2008
Pawleys Island, SC	0	1,010	32,590	5,421	2,020	37,001	2,650	2005	1997

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Raleigh, NC	$0	$10,000	$0	$0	$10,000	$0	$0	2008
Raytown, MO	0	510	5,490	0	510	5,490	287	2006	2000
Rohnert Park, CA	0	6,500	18,700	0	6,500	18,700	1,501	2005	1985
Roswell, GA	0	1,107	9,627	0	1,107	9,627	4,695	1997	1999
Sonoma, CA	0	1,100	18,400	0	1,100	18,400	1,468	2005	1988
Spartanburg, SC	0	3,350	15,750	4,975	3,350	20,725	1,303	2005	1997
St. Simon’s Island, GA	0	6,440	50,060	0	6,440	50,060	640	2008	2007
Twin Falls, ID	0	550	14,740	0	550	14,740	2,512	2002	1991
Vacaville, CA	0	900	17,100	0	900	17,100	1,372	2005	1986
Vallejo, CA	0	4,000	18,000	0	4,000	18,000	1,438	2005	1989
Vero Beach, FL	0	2,930	40,070	1,963	2,930	42,033	1,491	2007	2003
Wichita, KS	0	1,400	11,000	0	1,400	11,000	563	2006	1997
Winston-Salem, NC	0	2,850	13,550	15,065	5,700	25,765	1,304	2005	1997

Total Independent Living Facilities	0	81,945	576,813	143,780	86,866	715,672	65,983
Specialty Care Facilities:
Amarillo, TX	0	72	11,928	1,399	72	13,327	1,100	2005	1986
Bellaire, TX	0	4,028	45,900	205	4,551	46,105	2,656	2006	2005
Boardman, OH	0	1,200	12,800	0	1,200	12,800	0	2008	2008
Bowling Green, KY	0	3,800	26,700	0	3,800	26,700	390	2008	1992
Chicago, IL	0	3,650	7,505	12,410	3,650	19,915	6,343	2002	1979
Corpus Christi, TX	0	77	3,923	0	77	3,923	415	2005	1968
Crown Point, IN	0	700	11,699	0	700	11,699	187	2007	2008
El Paso, TX	0	112	15,888	0	112	15,888	1,437	2005	1994
El Paso, TX	0	2,400	32,800	0	2,400	32,800	1,056	2008	2003
Fresno, CA	0	2,500	35,800	0	2,500	35,800	523	2008	1991
Ft. Wayne, IN	0	170	8,232	0	170	8,232	241	2006	2006
Lafayette, LA	0	1,928	10,483	26	1,928	10,509	821	2006	1993
Marlton, NJ	0	0	38,300	0	0	38,300	560	2008	1994
Meridian, ID	0	3,600	20,802	0	3,600	20,802	473	2006	2008
Midwest City, OK	0	146	3,854	0	146	3,854	398	2005	1996
Plano, TX	0	195	14,805	500	195	15,305	1,343	2005	1995
San Antonio, TX	0	0	17,303	0	0	17,303	1,038	2007	2007
San Bernardino, CA	0	3,700	14,300	0	3,700	14,300	149	2008	1993
San Diego, CA	0	0	22,003	0	0	22,003	230	2008	1992
Springfield, MA	0	2,100	22,913	160	2,100	23,073	10,178	1996	1952
Stoughton, MA	0	975	25,247	0	975	25,247	11,318	1996	1958
Tulsa, OK	0	3,003	6,025	19	3,003	6,044	659	2006	1992
Waukesha, WI	0	4,700	20,669	0	4,700	20,669	791	2007	2007
Webster, TX	0	2,418	12,028	32	2,418	12,060	1,030	2006	1991

Total Specialty Care Facilitiies	0	41,474	441,907	14,751	41,997	456,658	43,336
Medical Office Buildings:
Arcadia, CA(6)	10,513	5,408	23,219	563	5,618	23,782	2,235	2006	1984
Atlanta, GA	0	4,931	18,720	491	4,983	19,211	2,026	2006	1992
Aurora, IL	0	540	9,023	17	540	9,040	661	2006	1996
Aurora, IL	0	2,803	1,711	34	2,803	1,745	434	2006	1989
Austell, GA(6)	4,433	2,223	8,362	12	2,223	8,374	1,446	2006	1999
Bartlett, TN(7)	8,747	0	15,015	152	187	15,167	1,082	2007	2004
Bellaire, TX	0	2,972	33,445	181	2,972	33,626	2,202	2006	2005
Birmingham, AL	0	651	39,552	1,316	651	40,868	3,074	2006	1971
Boca Raton, FL(6)	14,298	109	34,002	481	109	34,483	2,622	2006	1995
Boynton Beach, FL(6)	4,349	0	6,574	143	214	6,717	421	2007	2004
Boynton Beach, FL(6)	4,766	2,048	7,692	21	2,048	7,713	839	2006	1995
Boynton Beach, FL(7)	4,275	2,048	7,403	174	2,048	7,577	636	2006	1997
Boynton Beach, FL(7)	6,384	0	11,235	291	109	11,526	919	2007	1996
Claremore, OK(7)	8,557	0	12,829	179	132	13,008	767	2007	2005
Coral Springs, FL	0	1,598	10,627	136	1,600	10,763	1,127	2006	1993
Dallas, TX(6)	16,081	137	29,357	232	137	29,589	3,400	2006	1995
Decatur, GA	0	934	1,837	83	934	1,920	621	2006	1971
Delray Beach, FL	0	1,882	34,767	996	1,941	35,763	3,351	2006	1985
Denton, TX(7)	12,623	0	19,407	0	0	19,407	955	2007	2005
Durham, NC	0	6,814	10,825	926	6,854	11,751	2,236	2006	1980
Durham, NC	0	0	0	39	1	39	5	2006	1980
El Paso, TX	0	600	6,700	0	600	6,700	0	2008	2003
El Paso, TX(6)	10,765	677	17,075	217	677	17,292	1,389	2006	1997
Fayetteville, GA(6)	3,438	959	7,540	269	959	7,809	678	2006	1999
Franklin, TN	0	2,338	12,138	0	2,338	12,138	822	2007	1988
Frisco, TX	0	0	15,309	308	0	15,617	900	2007	2004
Frisco, TX(7)	9,587	0	18,635	0	0	18,635	1,088	2007	2004

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Germantown, TN	$0	$3,049	$12,456	$561	$3,049	$13,017	$898	2006	2002
Glendale, CA(7)	8,627	0	18,558	0	37	18,558	1,188	2007	2002
Greeley, CO	0	877	6,711	0	877	6,711	365	2007	1997
Jupiter, FL(6)	7,511	2,252	11,415	22	2,252	11,437	977	2006	2001
Jupiter, FL(7)	4,681	0	5,858	0	2,825	5,858	430	2007	2004
Lakeway, TX	0	2,801	0	0	2,801	0	0	2007
Lakewood, CA	0	146	14,885	62	146	14,947	1,137	2006	1993
Las Vegas , NV(6)	6,287	74	15,287	69	74	15,356	1,416	2006	2000
Las Vegas, NV	0	6,127	0	0	6,127	0	0	2007
Las Vegas, NV	0	6,734	54,886	89	6,734	54,975	3,614	2006	1991
Las Vegas, NV(6)	4,663	2,319	4,612	55	2,319	4,667	493	2006	1991
Las Vegas, NV(7)	3,215	0	6,921	0	433	6,921	439	2007	1997
Lawrenceville, GA	0	2,279	10,732	20	2,279	10,752	859	2006	2001
Lawrenceville, GA(6)	2,437	1,054	4,974	9	1,054	4,983	414	2006	2002
Los Alamitos, CA(7)	8,763	0	18,635	28	39	18,663	1,116	2007	2003
Los Gatos, CA	0	488	22,832	170	488	23,002	2,646	2006	1993
Loxahatchee, FL	0	1,340	6,509	6	1,340	6,515	503	2006	1993
Loxahatchee, FL	0	1,637	5,048	170	1,646	5,218	329	2006	1997
Loxahatchee, FL(6)	2,804	1,553	4,694	109	1,562	4,803	322	2006	1994
Merrillville, IN	0	0	22,134	0	0	22,134	181	2008	2006
Mesa, AZ	0	1,558	9,561	0	1,558	9,561	428	2008	1989
Middletown, NY	0	1,756	20,364	71	1,756	20,435	2,493	2006	1998
Morrow, GA	0	818	8,064	99	833	8,163	417	2007	1990
Mount Juliet, TN(9)	6,032	1,566	12,885	0	1,566	12,885	824	2007	2005
Nashville , TN	0	1,806	7,165	128	1,806	7,293	833	2006	1986
Niagra Falls, NY	0	1,335	17,702	164	1,335	17,866	1,368	2007	1990
Ocala, FL	0	885	4,982	37	885	5,019	670	2006	1991
Okatie, SC(7)	8,271	0	18,282	80	171	18,362	1,546	2007	1998
Orange Village, OH	0	610	7,419	0	610	7,419	677	2007	1985
Palm Springs , CA	0	365	12,396	951	365	13,347	1,323	2006	1998
Palm Springs, FL	0	1,174	7,834	71	1,182	7,905	930	2006	1997
Palm Springs, FL(6)	2,872	733	4,078	7	739	4,085	372	2006	1993
Palmer, AK(7)	19,980	0	29,705	787	217	30,492	2,036	2007	2006
Pearland, TX(6)	2,477	781	5,522	5	781	5,527	524	2006	2000
Pearland, TX(6)	1,523	948	4,599	19	948	4,618	450	2006	2002
Pelham, AL	0	915	1,455	23	915	1,478	247	2006	1990
Phoenix, AZ	0	11,872	0	0	11,872	0	0	2007
Phoenix, AZ(6)	30,348	1,149	49,586	142	1,150	49,728	6,447	2006	1998
Pineville, NC	0	961	6,974	385	961	7,359	871	2006	1988
Plano, TX	0	5,423	20,752	0	5,423	20,752	346	2008	2007
Plantation, FL(6)	10,182	8,563	10,666	459	8,563	11,125	1,184	2006	1997
Plantation, FL(6)	9,494	8,848	9,423	47	8,896	9,470	2,117	2006	1996
Reno, NV	0	1,117	22,090	103	1,117	22,193	2,410	2006	1991
Sacramento, CA(6)	5,086	866	12,756	352	866	13,108	955	2006	1990
San Antonio, TX(6)	6,690	2,050	16,251	194	2,050	16,445	1,935	2006	1999
Somerville, NJ	0	3,400	22,244	0	3,400	22,244	232	2008	2007
St. Louis, MO(7)	7,892	0	17,247	0	336	17,247	1,177	2007	2001
Tempe, AZ(7)	5,715	0	9,112	84	1,486	9,196	832	2007	1996
Tomball, TX(6)	3,030	1,404	5,142	25	1,404	5,167	884	2006	1982
Trussville, AL	0	1,336	2,177	19	1,336	2,196	408	2006	1990
Tucson, AZ	0	1,302	4,925	0	1,302	4,925	176	2008	1995
Tucson, AZ(7)	10,673	89	18,339	314	89	18,653	1,069	2007	2004
Union City, TN	0	320	0	0	320	0	0	2006	1999
Voorhees, NJ	0	6,404	24,251	158	6,404	24,409	1,887	2006	1997
Warrington, PA	0	85	23,231	0	85	23,231	1,219	2008	2001
Wellington , FL(7)	6,579	0	13,697	0	381	13,697	783	2007	2003
Wellington, FL(6)	7,335	107	16,933	14	107	16,947	1,319	2006	2000
West Palm Beach, FL(6)	6,900	610	14,618	9	610	14,627	1,351	2006	1991
West Palm Beach, FL(6)	7,472	628	14,740	52	628	14,792	1,112	2006	1993
West Seneca, NY(8)	13,276	917	22,435	44	1,082	22,479	1,248	2007	1990
Yorkville, IL	0	1,419	2,816	23	1,419	2,839	310	2006	1980

Total Medical Office Buildings	339,631	146,522	1,192,564	13,497	153,714	1,206,061	98,673

Construction in Progress	0	0	639,419	0	0	639,419	0

	433,864	492,220	5,139,484	292,102	504,907	5,426,614	600,781
Assets Held For Sale:
Edinburg, TX(6),(10)	6,204	431	3,517	0	431	3,517	0	2006	1996
Lewisville, TX(10)	0	142	2,484	0	142	2,484	0	2006	1997
New Albany, OH	0	3,020	27,445	0	3,020	27,445	4,254	2002	2003

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
				(Dollars in thousands)

Palm Bay, FL(6),(10)	$2,002	$790	$1,075	$0	$790	$1,075	$0	2006	1997
Suwanee, GA(10)	0	1,776	469	0	1,776	469	0	2006	1998
Suwanee, GA(10)	0	1,437	2,042	0	1,437	2,042	0	2006	2001
Suwanee, GA(10)	0	1,046	1,199	0	1,046	1,199	0	2006	2003
Union City, TN(10)	0	130	1,735	0	130	1,735	0	2006	1999
West Palm Beach, FL(6),(10)	6,308	780	2,790	0	780	2,790	0	2006	1995

Total Assets Held For Sale	14,514	9,552	42,756	0	9,552	42,756	4,254

Total Investment in Real Property Owned	$448,378	$501,772	$5,182,240	$292,102	$514,459	$5,469,370	$605,035

(1)	In September 2003, four wholly-owned subsidiaries of the Company completed the acquisitions of four assisted living facilities from Emeritus Corporation. The properties were subject to existing mortgage debt of $24,291,000. The four wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(2)	In September 2003, 15 wholly-owned subsidiaries of the Company completed the acquisitions of 15 assisted living facilities from Southern Assisted Living, Inc. The properties were subject to existing mortgage debt of $54,492,000. The 15 wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(3)	In September 2005, one wholly-owned subsidiary of the Company completed the acquisition of one assisted living facility from Emeritus Corporation. The property was subject to existing mortgage debt of $6,705,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(4)	In January 2005, one wholly-owned subsidiary of the Company completed the acquisition of one assisted living facility from Emeritus Corporation. The property was subject to existing mortgage debt of $7,875,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(5)	In March 2006, three wholly-owned subsidiaries of the Company completed the acquisition of three skilled nursing facilities from Provider Services, Inc. The properties were subject to existing mortgage debt of $14,193,000. The wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(6)	In December 2006, the Company completed the acquisition of Windrose Medical Properties Trust. Certain of the properties were subject to existing mortgage debt of $248,844,000. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries related to the aforementioned properties be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(7)	In May 2007, a wholly-owned subsidiary of the Company completed the acquisition of 17 medical office buildings from Rendina Companies. Certain of the properties were subject to existing mortgage debt of $146,335,000. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries related to the aforementioned properties be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(8)	In August 2007, a wholly-owned subsidiary of the Company completed the acquisition of a medical office building from C06 Holdings, LLC. The property was subject to existing mortgage debt of $13,623,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(9)	In December 2007, a wholly-owned subsidiary of the Company completed the acquisition of a medical office building from Sports Docs, L.L.C. The property was subject to existing mortgage debt of $6,374,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(10)	In December 2008, the Company recognized $32,648,000 of impairment charges related to medical office buildings that it intends to sell. This charge was treated as a reduction of the initial cost to the Company.

HEALTH CARE REIT, INC.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Investment in real estate:
Balance at beginning of year	$5,117,005	$4,282,858	$2,936,800
Additions:
Acquisitions	451,363	435,473	913,160
Improvements	646,161	333,520	169,811
Conversions from loans receivable	23,097	0	11,204
Deferred acquisition payments	0	0	2,000
Assumed other assets/(liabilities), net	1,899	2,432	24,488
Assumed debt	0	166,188	326,690
SFAS 141 adjustments	0	2,189	0
Reclassification of lease commissions	2,359	0	0

Total additions	1,124,879	939,802	1,447,353
Deductions:
Cost of real estate sold	(219,079)	(105,655)	(94,466)
Reclassification of accumulated depreciation for assets held for sale	(10,582)	0	(6,829)
Impairment of assets	(32,648)	0	0

Total deductions	(262,309)	(105,655)	(101,295)

Balance at end of year(1)	$5,979,575	$5,117,005	$4,282,858

Accumulated depreciation:
Balance at beginning of year	$478,373	$347,007	$274,875
Additions:
Depreciation and amortization expenses	163,045	149,626	97,638
Amortization of above market leases	3,477	3,518	0
Reclassification of lease commissions	423	0	0

Total additions	166,945	153,144	97,638
Deductions:
Sale of properties	(33,578)	(21,778)	(18,677)
Reclassification of accumulated depreciation for assets held for sale	(10,959)	0	(6,829)

Total deductions	(44,537)	(21,778)	(25,506)

Balance at end of year	$600,781	$478,373	$347,007

(1)	The aggregate cost for tax purposes for real property equals $5,977,346,000, $5,110,696,000 and $4,049,675,000 at December 31, 2008, 2007 and 2006, respectively.

HEALTH CARE REIT, INC.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2008

				(In thousands)
							Principal Amount
							of Loans Subject
		Final	Periodic			Carrying	to Delinquent
	Interest	Maturity	Payment	Prior	Face Amount	Amount of	Principal or
Description	Rate	Date	Terms	Liens	of Mortgages	Mortgages	Interest(1)

First mortgage loan relating to	10.39%	09/30/20	Monthly Payments	$0	$34,000	$33,205	$0
two skilled nursing facilities in Florida			$317,978
First mortgage loan relating to	7.600%	06/30/13	Monthly Payments	0	40,000	17,800	0
one assisted living facility in New York			$114,960
First mortgage loan relating to	11.95%	09/01/12	Monthly Payments	0	12,700	12,201	0
one skilled nursing facility in Florida			$132,889
First mortgage loan relating to	4.46%	09/07/09	Monthly Payments	0	12,000	11,550	0
one specialty care facility in Massachusetts			$42,928
First mortgage loan relating to	15.21%	07/01/09	Monthly Payments	0	7,400	7,145	0
one skilled nursing facility in Pennsylvania			$83,355
Second mortgage loan realting to	19.26%	09/09/09	Monthly Payments	13,764	5,700	5,700	1,165
one independent living facility in Massachusetts			$48,165
First mortgage loan relating to	9.63%	05/01/09	Monthly Payments	0	18,800	5,518	500
one specialty care facility in California			$44,282
First mortgage loan realting to	19.26%	03/31/09	Monthly Payments	0	5,410	5,410	1,106
one independent living facility in Massachusetts			$45,715
First mortgage loan realting to	10.39%	07/01/20	Monthly Payments	0	4,500	4,329	0
one skilled nursing facility in Michigan			$37,493
First mortgage loan realting to	5.32%	01/01/13	Monthly Payments	0	4,500	4,151	0
one independent living facility in Arizona			$18,403
Four first mortgage loans	From	From	Monthly Payments	0	21,087	8,862	79
relating to one independent	7.00% to	09/1/09 to	from $2,734
living facility, one assisted living facility, and seven skilled nursing facilities	19.00%	12/01/15	to $76,514
Eight second mortgage loans	From	From	Monthly Payments	15,881	20,741	18,407	1,560
relating to six independent	11.84% to	04/08/09 to	from $2,960
living facilities, one skilled nursing facility and one specialty care facility	19.26%	01/31/12	to $26,278
Two third mortgage loans	From	From	Monthly Payments	3,945	3,109	3,014	352
relating to two independent	19.00% to	06/30/09 to	from $10,093
living facilities	19.26%	12/31/09	to $12,675

Totals				$33,590	$189,947	$137,292	$4,762

(1)	Represents allocation of allowance for losses on loans receivable, if applicable.

HEALTH CARE REIT, INC.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Reconciliation of mortgage loans:
Balance at beginning of year	$143,091	$177,615	$141,467
Additions:
New mortgage loans	22,142	55,692	87,563
Reclass from non real estate loans	0	1,607	0

Total additions	22,142	57,299	87,563
Deductions:
Collections of principal(1)	(4,844)	(19,296)	(40,155)
Conversions to real property	(23,097)	0	(11,204)
Charge-offs	0	0	(56)
Reclass to other real estate loans(2)	0	(72,527)	0

Total deductions	(27,941)	(91,823)	(51,415)

Balance at end of year	$137,292	$143,091	$177,615

(1)	Includes collection of negative principal amortization.

(2)	In 2007, the Company reclassified all loans that did not have a first, second or third mortgage lien to other real estate loans.

EXHIBIT INDEX

1.1		Equity Distribution Agreement, dated as of November 6, 2008, by and among the Company and UBS Securities LLC (filed with the Commission as Exhibit 1.1 to the Company’s Form 8-K filed November 6, 2008, and incorporated herein by reference thereto).
2	.1(a)	Agreement and Plan of Merger, dated as of September 12, 2006, by and among the Company, Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed September 15, 2006, and incorporated herein by reference thereto).
2	.1(b)	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2006, by and among the Company, Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed October 13, 2006, and incorporated herein by reference thereto).
3	.1(a)	Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3	.1(b)	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3	.1(c)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000, and incorporated herein by reference thereto).
3	.1(d)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003, and incorporated herein by reference thereto).
3	.1(e)	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/A filed July 8, 2003, and incorporated herein by reference thereto).
3	.1(f)	Certificate of Designation of 6% Series E Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 1, 2003, and incorporated herein by reference thereto).
3	.1(g)	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004, and incorporated herein by reference thereto).
3	.1(h)	Certificate of Designation of 7.5% Series G Cumulative Convertible Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 20, 2006, and incorporated herein by reference thereto).
3	.1(i)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.9 to the Company’s Form 10-Q filed August 9, 2007, and incorporated herein by reference thereto).
3.2		Second Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 29, 2007, and incorporated herein by reference thereto).
4.1		The Company, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument that defines the rights of holders of long-term debt of the Company and authorizes a total amount of securities not in excess of 10% of the total assets of the Company.
4	.2(a)	Indenture dated as of April 17, 1997 between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4	.2(b)	First Supplemental Indenture, dated as of April 17, 1997, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 21, 1997, and incorporated herein by reference thereto).
4	.2(c)	Second Supplemental Indenture, dated as of March 13, 1998, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 11, 1998, and incorporated herein by reference thereto).
4	.2(d)	Third Supplemental Indenture, dated as of March 18, 1999, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 17, 1999, and incorporated herein by reference thereto).

4	.2(e)	Fourth Supplemental Indenture, dated as of August 10, 2001, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed August 9, 2001, and incorporated herein by reference thereto).
4	.2(f)	Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4	.2(g)	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 5, dated September 10, 2003, to Indenture dated as of April 17, 1997, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4	.3(a)	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4	.3(b)	Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002, and incorporated herein by reference thereto).
4	.3(c)	Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003, and incorporated herein by reference thereto).
4	.3(d)	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4	.3(e)	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003, and incorporated herein by reference thereto).
4	.3(f)	Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003, and incorporated herein by reference thereto).
4	.3(g)	Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004, and incorporated herein by reference thereto).
4	.3(h)	Supplemental Indenture No. 4, dated as of April 27, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 28, 2005, and incorporated herein by reference thereto).
4	.3(i)	Supplemental Indenture No. 5, dated as of November 30, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 30, 2005, and incorporated herein by reference thereto).
4	.4(a)	Indenture, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).
4	.4(b)	Supplemental Indenture No. 1, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 20, 2006, and incorporated herein by reference thereto).
4	.4(c)	Supplemental Indenture No. 2, dated as of July 20, 2007, between the Company and The Bank of New York Trust Company, N.A. (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K filed July 20, 2007, and incorporated herein by reference thereto).

4.5		Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
4.6		Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
10.1		Fourth Amended and Restated Loan Agreement, dated as of August 6, 2007, by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Barclays Bank PLC, Calyon New York Branch and Fifth Third Bank, as documentation agents (filed with the SEC as Exhibit 10.2 to the Company’s Form 10-Q filed August 9, 2007, and incorporated herein by reference thereto).
10.2		Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004, and incorporated herein by reference thereto).
10	.3(a)	The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995, and incorporated herein by reference thereto).*
10	.3(b)	First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*
10	.3(c)	Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*
10	.3(d)	Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).*
10	.3(e)	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10	.3(f)	Form of Restricted Stock Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10	.4(a)	Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10	.4(b)	First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004, and incorporated herein by reference thereto).*
10	.4(c)	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/A filed October 27, 2004, and incorporated herein by reference thereto).*
10	.4(d)	Form of Restricted Stock Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 16, 2005, and incorporated herein by reference thereto).*
10	.5(a)	Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, filed March 28, 2005, and incorporated herein by reference thereto).*
10	.5(b)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10	.5(c)	Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.6 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*

10	.5(d)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.8 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10	.5(e)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.19 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10	.5(f)	Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.7 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10	.5(g)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.9 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10	.5(h)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.20 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10	.5(i)	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10	.5(j)	Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.22 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10	.5(k)	Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.23 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10	.5(l)	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.24 to the Company’s Form 10-K filed March 10, 2006, and incorporated herein by reference thereto).*
10	.5(m)	Form of Amendment to Deferred Stock Unit Grant Agreements for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.10 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10	.5(n)	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.11 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10	.5(o)	Stock Option Agreement, dated December 20, 2006, between the Company and Daniel R. Loftus (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007, and incorporated herein by reference thereto).*
10	.5(p)	Restricted Stock Agreement, dated January 22, 2007, by and between the Company and Raymond W. Braun (filed with the Commission as Exhibit 10.2 to the Company’s Form 8-K filed January 25, 2007, and incorporated herein by reference thereto).*
10	.5(q)	Stock Option Agreement (with Dividend Equivalent Rights), dated as of January 21, 2008, by and between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed August 6, 2008, and incorporated herein by reference thereto).*
10	.5(r)	Stock Option Agreement (without Dividend Equivalent Rights), dated as of January 21, 2008, by and between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed August 6, 2008, and incorporated herein by reference thereto).*
10	.5(s)	Restricted Stock Agreement, dated as of January 21, 2008, by and between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed August 6, 2008, and incorporated herein by reference thereto).*
10.6		Fourth Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and George L. Chapman.*
10.7		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.3 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10.8		Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Jeffrey H. Miller.*

10.9		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Scott A. Estes (filed with the Commission as Exhibit 10.4 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10.10		Employment Agreement, dated January 19, 2009, between the Company and John T. Thomas.*
10.11		Third Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Erin C. Ibele.*
10.12		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Daniel R. Loftus.*
10.13		Amended and Restated Consulting Agreement, dated December 29, 2008, between the Company and Fred S. Klipsch (filed with the Commission as Exhibit 10.5 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10.14		Amended and Restated Consulting Agreement, dated December 29, 2008, between the Company and Frederick L. Farrar.*
10	.15(a)	Consulting Agreement, dated February 1, 2009, between the Company and Raymond W. Braun.*
10	.15(b)	Third Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Raymond W. Braun (filed with the Commission as Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10.16		Amended and Restated Health Care REIT, Inc. Supplemental Executive Retirement Plan, dated December 29, 2008 (filed with the Commission as Exhibit 10.12 to the Company’s Form 8-K filed January 5, 2009, and incorporated herein by reference thereto).*
10.17		Health Care REIT, Inc. Executive Loan Program, effective as of August 1999 (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2003, and incorporated herein by reference thereto).*
10.18		Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005, and incorporated herein by reference thereto).*
10.19		Summary of Director Compensation (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 9, 2008, and incorporated herein by reference thereto).*
14		Code of Business Conduct and Ethics (filed with the Commission as Exhibit 14 to the Company’s Form 10-K filed March 12, 2004, and incorporated herein by reference thereto).
21		Subsidiaries of the Company.
23		Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1		Power of Attorney executed by William C. Ballard, Jr. (Director).
24.2		Power of Attorney executed by Pier C. Borra (Director).
24.3		Power of Attorney executed by Thomas J. DeRosa (Director).
24.4		Power of Attorney executed by Jeffrey H. Donahue (Director).
24.5		Power of Attorney executed by Peter J. Grua (Director).
24.6		Power of Attorney executed by Fred S. Klipsch (Director).
24.7		Power of Attorney executed by Sharon M. Oster (Director).
24.8		Power of Attorney executed by Jeffrey R. Otten (Director).
24.9		Power of Attorney executed by R. Scott Trumbull (Director).
24.10		Power of Attorney executed by George L. Chapman (Director, Chairman of the Board, President and Chief Executive Officer and Principal Executive Officer).
24.11		Power of Attorney executed by Scott A. Estes (Executive Vice President and Chief Financial Officer and Principal Financial Officer).
24.12		Power of Attorney executed by Paul D. Nungester, Jr. (Vice President and Controller and Principal Accounting Officer).
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2		Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement.