Form 10-Q
period 2009-03-31
HEALTH CARE REIT INC /DE/
filed 2009-05-07
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2009, the registrant had 111,129,026 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned:
Land and land improvements	$504,145	$504,907
Buildings and improvements	4,652,920	4,653,871
Acquired lease intangibles	133,457	133,324
Real property held for sale, net of accumulated depreciation	35,520	48,054
Construction in progress	763,982	639,419

Gross real property owned	6,090,024	5,979,575
Less accumulated depreciation and amortization	(627,898)	(600,781)

Net real property owned	5,462,126	5,378,794
Real estate loans receivable:
Real estate loans receivable	480,719	482,885
Less allowance for losses on loans receivable	(7,640)	(7,500)

Net real estate loans receivable	473,079	475,385

Net real estate investments	5,935,205	5,854,179
Other assets:
Equity investments	836	1,030
Deferred loan expenses	25,097	23,579
Cash and cash equivalents	19,180	23,370
Restricted cash	16,358	154,070
Receivables and other assets	146,405	136,890

Total other assets	207,876	338,939

Total assets	$6,143,081	$6,193,118

Liabilities and equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$335,000	$570,000
Senior unsecured notes	1,810,537	1,831,151
Secured debt	444,336	446,525
Accrued expenses and other liabilities	102,601	107,157

Total liabilities	2,692,474	2,954,833
Equity:
Preferred stock, $1.00 par value:	288,728	289,929
Authorized — 50,000,000 shares
Issued and outstanding — 11,475,702 shares at March 31, 2009 and 11,516,302 shares at December 31, 2008
Common stock, $1.00 par value:	110,945	104,635
Authorized — 225,000,000 shares
Issued — 111,209,971 shares at March 31, 2009 and 104,835,626 shares at December 31, 2008
Outstanding — 111,013,261 shares at March 31, 2009 and 104,703,702 shares at December 31, 2008
Capital in excess of par value	3,428,472	3,204,690
Treasury stock	(7,577)	(5,145)
Cumulative net income	1,421,043	1,354,400
Cumulative dividends	(1,805,329)	(1,723,819)
Accumulated other comprehensive income	(1,348)	(1,113)
Other equity	5,187	4,105

Total Health Care REIT, Inc. stockholders’ equity	3,440,121	3,227,682
Noncontrolling interests	10,486	10,603

Total equity	3,450,607	3,238,285

Total liabilities and equity	$6,143,081	$6,193,118

NOTE:	The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)
Revenues:
Rental income	$132,891	$115,825
Interest income	9,953	9,092
Other income	1,484	1,716

Total revenues	144,328	126,633

Expenses:
Interest expense	27,695	35,102
Property operating expenses	11,419	10,712
Depreciation and amortization	40,811	36,346
General and administrative	17,361	12,328
Gain on extinguishment of debt	(1,678)	(1,326)
Provision for loan losses	140	0

Total expenses	95,748	93,162

Income from continuing operations before income taxes	48,580	33,471
Income tax (expense) benefit	(50)	(1,279)

Income from continuing operations	48,530	32,192

Discontinued operations:
Net gain on sales of properties	17,036	26
Income from discontinued operations, net	1,079	3,240

Discontinued operations, net	18,115	3,266

Net income	66,645	35,458

Less: Preferred stock dividends	5,524	6,147
Net income attributable to noncontrolling interests	2	62

Net income attributable to common stockholders	$61,119	$29,249

Average number of common shares outstanding:
Basic	108,214	86,100
Diluted	108,624	86,610

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.40	$0.30
Discontinued operations, net	0.17	0.04

Net income attributable to common stockholders*	$0.56	$0.34

Diluted:
Income from continuing operations attributable to common stockholders	$0.40	$0.30
Discontinued operations, net	0.17	0.04

Net income attributable to common stockholders*	$0.56	$0.34

Dividends declared and paid per common share	$0.68	$0.66

*	Amounts may not sum due to rounding
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES
(in thousands)

	Three Months Ended March 31, 2009
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total
Balances at beginning of period	$289,929	$104,635	$3,204,690	$(5,145)	$1,354,400	$(1,723,819)	$(1,113)	$4,105	$10,603	$3,238,285
Comprehensive income:
Net income					66,643				2	66,645
Other comprehensive income:
Unrealized gain (loss) on equity investments							(195)			(195)
Cash flow hedge activity							(40)			(40)

Total comprehensive income										66,410

Contributions by noncontrolling interests									857	857
Distributions to noncontrolling interests									(976)	(976)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		464	17,516	(2,432)						15,548
Net proceeds from sale of common stock		5,817	205,094							210,911
Conversion of preferred stock	(1,201)	29	1,172							0
Option compensation expense								1,082		1,082
Cash dividends paid:
Common stock-$0.68 per share						(75,986)				(75,986)
Preferred stock, Series D-$0.4922 per share						(1,969)				(1,969)
Preferred stock, Series E-$0.3750 per share						(28)				(28)
Preferred stock, Series F-$0.4766 per share						(3,336)				(3,336)
Preferred stock, Series G-$0.4688 per share						(191)				(191)

Balances at end of period	$288,728	$110,945	$3,428,472	$(7,577)	$1,421,043	$(1,805,329)	$(1,348)	$5,187	$10,486	$3,450,607

	Three Months Ended March 31, 2008
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total
Balances at beginning of period	$330,243	$85,412	$2,394,099	$(3,952)	$1,071,101	$(1,446,959)	$(7,381)	$2,701	$9,687	$2,434,951
Comprehensive income:
Net income					35,396				62	35,458
Other comprehensive income:
Unrealized gain (loss) on equity investments							(240)			(240)
Cash flow hedge activity							(10,853)			(10,853)

Total comprehensive income										24,365

Contributions by noncontrolling interests									92	92
Distributions to noncontrolling interests									(144)	(144)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		523	22,379	(34)				(38)		22,830
Proceeds from issuance of common shares		3,000	115,555							118,555
Conversion of preferred stock	(2,346)	57	2,289							0
Option compensation expense								697		697
Cash dividends paid:
Common stock-$0.66 per share						(57,190)				(57,190)
Preferred stock, Series D-$0.4922 per share						(1,969)				(1,969)
Preferred stock, Series E-$0.3750 per share						(28)				(28)
Preferred stock, Series F-$0.4766 per share						(3,336)				(3,336)
Preferred stock, Series G-$0.4688 per share						(814)				(814)

Balances at end of period	$327,897	$88,992	$2,534,322	$(3,986)	$1,106,497	$(1,510,296)	$(18,474)	$3,360	$9,697	$2,538,009

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Operating activities
Net income	$66,645	$35,458
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	41,326	39,574
Other amortization expenses	3,578	3,526
Capitalized interest	(9,865)	(5,167)
Provision for loan losses	140	0
Stock-based compensation expense	6,579	3,848
Loss (gain) on extinguishment of debt, net	(1,678)	(1,326)
Rental income less than (in excess of) cash received	2,859	(2,361)
Amortization related to above (below) market leases, net	(356)	(263)
(Gain) loss on sales of properties	(17,036)	(26)
Increase (decrease) in accrued expenses and other liabilities	(3,564)	4,452
Decrease (increase) in receivables and other assets	(4,071)	(2,043)

Net cash provided from (used in) operating activities	84,557	75,672

Investing activities
Investment in real property	(159,696)	(168,414)
Investment in real estate loans receivable	(6,234)	(7,751)
Other investments, net of payments	121	(26,819)
Principal collected on real estate loans receivable	8,402	2,081
Decrease (increase) in restricted cash	137,712	1,779
Proceeds from sales of real property	61,304	99
Other	(11,664)	(4,872)

Net cash provided from (used in) investing activities	29,945	(203,897)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	(235,000)	125,500
Principal payments on senior unsecured notes	(19,796)	(42,330)
Principal payments on secured debt	(2,206)	(27,776)
Net proceeds from the issuance of common stock	223,393	138,254
Decrease (increase) in deferred loan expenses	(3,454)	(21)
Contributions by noncontrolling interests	857	92
Distributions to noncontrolling interests	(976)	(144)
Cash distributions to stockholders	(81,510)	(63,337)

Net cash provided from (used in) financing activities	(118,692)	130,238

Increase (decrease) in cash and cash equivalents	(4,190)	2,013
Cash and cash equivalents at beginning of period	23,370	30,269

Cash and cash equivalents at end of period	$19,180	$32,282

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of March 31, 2009, our broadly diversified portfolio consisted of 632 properties in 39 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on the Internet at www.hcreit.com.
2. Accounting Policies and Related Matters
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily an indication of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
New Accounting Standards
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) changed how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 changed the accounting and reporting for minority interests, which re-characterized them as non-controlling interests and classified them as a component of equity. The provisions of SFAS 141(R) and SFAS 160 were effective on January 1, 2009 and are to be applied prospectively; however, the disclosure provisions of SFAS 160 were applied retrospectively. In accordance with SFAS 141(R), we elected to expense all development costs for projects in progress when it was determined they would not be completed prior to the adoption of SFAS 141(R). See Note 19 for additional information regarding the application of SFAS 160.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 concerning an entity’s derivative instruments and hedging activities. The provisions of SFAS 161 were effective on January 1, 2009. The adoption of SFAS 161 did not have a material impact on us as there were no derivatives instruments outstanding at March 31, 2009.
     In May 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP 14-1”), which provides guidance on accounting for debt that may be settled in cash upon conversion. FSP 14-1 requires bifurcation of the convertible debt instrument into a debt component and an equity component. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature. The difference between the contractual principal on the debt and the value allocated to the debt is recorded as an equity component and represents the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value is amortized to interest expense using the effective interest method over the period used to estimate the fair value. FSP 14-1 was effective on January 1, 2009. Retrospective application was required for all periods presented in the financial statements for instruments that were outstanding during any periods presented in the financial statements. See Note 19 for additional information.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. We do not expect the adoption of FSP 107-1 to have a material impact on our consolidated balance sheet or consolidated statement of income although additional disclosures will be necessary.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
3. Real Property Acquisitions and Development
     The following is a summary of our real property investment activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2009			March 31, 2008
	Investment	Medical Office		Investment	Medical Office
	Properties	Buildings	Totals	Properties	Buildings	Totals
Real property acquisitions:
Independent living/CCRCs	$0		$0	$11,800		$11,800
Assisted living facilities			0	4,600		4,600
Specialty care facilities			0	35,200		35,200
Medical office buildings		$0	0		$41,628	41,628

Total acquisitions	0	0	0	51,600	41,628	93,228
Less: Assumed debt			0		0	0
Assumed other assets (liabilities), net			0		(887)	(887)

Cash disbursed for acquisitions	0	0	0	51,600	40,741	92,341
Construction in progress additions:
Independent living/CCRCs	52,311		52,311	48,895		48,895
Assisted living facilities	51,853		51,853	16,190		16,190
Skilled nursing facilities	9,313		9,313	3,682		3,682
Specialty care facilities	22,210		22,210	4,587		4,587
Medical office buildings		26,305	26,305		3,954	3,954

Total construction in progress additions	135,687	26,305	161,992	73,354	3,954	77,308
Less: Capitalized interest	(8,378)	(1,487)	(9,865)	(5,025)	(142)	(5,167)

Cash disbursed for construction in progress	127,309	24,818	152,127	68,329	3,812	72,141
Capital improvements to existing properties	5,538	2,031	7,569	2,998	934	3,932

Total cash invested in real property	$132,847	$26,849	$159,696	$122,927	$45,487	$168,414

     The following is a summary of the development projects that were placed into service and began generating revenues during the periods presented:

	Three Months Ended
	March 31, 2009			March 31, 2008
	Investment	Medical Office		Investment	Medical Office
	Properties	Buildings	Totals	Properties	Buildings	Totals
Construction in progress conversions:
Development projects:
Independent living/CCRCs			$0	$19,889		$19,889
Assisted living facilities	$37,072		37,072			0
Medical office buildings		$0	0		$0	0

Total development projects	37,072	0	37,072	19,889	0	19,889
Expansion projects	357		357	1,546		1,546

Total construction in progress conversions	$37,429	$0	$37,429	$21,435	$0	$21,435

4. Real Estate Intangibles
     The following is a summary of our real estate intangibles as of the dates indicated (dollars in thousands):

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	March 31, 2009	December 31, 2008
Assets:
In place lease intangibles	$81,500	$81,500
Above market tenant leases	9,658	9,658
Below market ground leases	39,806	39,806
Lease commissions	2,493	2,360

Gross historical cost	133,457	133,324
Accumulated amortization	(34,580)	(31,452)

Net book value	$98,877	$101,872

Weighted-average amortization period in years	29.3	28.9

Liabilities:
Below market tenant leases	$25,265	$25,265
Above market ground leases	3,419	3,419

Gross historical cost	28,684	28,684
Accumulated amortization	(9,676)	(8,671)

Net book value	$19,008	$20,013

Weighted-average amortization period in years	9.1	8.9
5. Dispositions, Assets Held for Sale and Discontinued Operations
     At March 31, 2009, we had five assisted living facilities and 14 medical office buildings that satisfied the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for held for sale treatment. We did not recognize any impairment loss on these properties in 2009 as the fair value less estimated costs to sell exceeded our carrying values. During the year ended December 31, 2008, an impairment charge of $32,648,000 was recorded to reduce the carrying value of the 14 medical office buildings to their estimated fair value less costs to sell. In determining the fair value of the medical office buildings, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2009			March 31, 2008
	Investment	Medical Office		Investment	Medical Office
	Properties	Buildings	Totals	Properties	Buildings	Totals
Real property dispositions:
Assisted living facilities	$3,427		$3,427			$0
Medical office buildings		$0	0		$0	0
Specialty care facilities	40,841		40,841			0
Land parcels			0	$73		73

Total dispositions	44,268	0	44,268	73	0	73
Less: Gain/(loss) on sales of real property	17,036		17,036	26		26

Proceeds from real property sales	$61,304	$0	$61,304	$99	$0	$99

     In accordance with Statement No. 144, we have reclassified the income and expenses attributable to all properties sold and attributable to properties held for sale at March 31, 2009 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Rental income	$2,474	$9,341

Expenses:
Interest expense	316	2,218
Property operating expenses	564	655
Provision for depreciation	515	3,228

Income (loss) from discontinued operations, net	$1,079	$3,240

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
6. Real Estate Loans Receivable
     All real estate loans receivable are in our investment property segment. The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Advances on real estate loans receivable:
Investments in new loans	$296	$391
Draws on existing loans	5,938	7,360

Total gross investments in real estate loans	6,234	7,751

Receipts on real estate loans receivable:
Loan payoffs	0	0
Principal payments on loans	8,402	2,081

Total principal receipts on real estate loans	8,402	2,081

Net cash advances (receipts) on real estate loans receivable	$(2,168)	$5,670

7. Customer Concentration
     At March 31, 2009, we had 67 investment property operators and over 800 medical office building tenants. The following table summarizes certain information about our customer concentration as of March 31, 2009 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment	Investment (2)
Concentration by investment (1):
Senior Living Communities, LLC	10	$367,092	6%
Signature Healthcare LLC	34	314,049	5%
Brookdale Senior Living, Inc	86	302,626	5%
Life Care Centers of America, Inc	25	264,865	5%
Emeritus Corporation	21	244,253	4%
Remaining portfolio	456	4,449,960	75%

Totals	632	$5,942,845	100%

	Number of	Total	Percent of
	Properties	Revenue (3)	Revenue (4)
Concentration by revenue (1):
Signature Healthcare LLC	34	$10,058	7%
Brookdale Senior Living, Inc	86	9,899	7%
Life Care Centers of America, Inc	25	8,133	6%
Emeritus Corporation	21	7,710	5%
Senior Living Communities, LLC	10	5,511	4%
Remaining portfolio	456	104,007	70%
Other income	n/a	1,484	1%

Totals	632	$146,802	100%

(1)	All of our top five customers are in our investment properties segment.

(2)	Investments with our top five customers comprised 25% of total investments at December 31, 2008.

(3)	Revenues include gross revenues and revenues from discontinued operations for the three months ended March 31, 2009.

(4)	Revenues from our top five customers were 31% of total revenues for the three months ended March 31, 2008.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
8. Borrowings Under Line of Credit Arrangement and Related Items
     At March 31, 2009, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1,150,000,000, which is scheduled to expire on August 5, 2011 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.12% at March 31, 2009). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at March 31, 2009. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at March 31, 2009. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement.
     The following information relates to aggregate borrowings under the unsecured line of credit arrangement for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Balance outstanding at quarter end	$335,000	$432,500
Maximum amount outstanding at any month end	$559,000	$491,500
Average amount outstanding (total of daily principal balances divided by days in period)	$417,000	$406,687
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	1.62%	4.75%
9. Senior Unsecured Notes and Secured Debt
     We have $1,810,537,000 of senior unsecured notes with annual interest rates ranging from 4.75% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $1,823,277,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 10 for further discussion regarding derivative instruments. During the three months ended March 31, 2009, we extinguished $21,723,000 of senior unsecured notes principal for $19,796,000 and recognized debt extinguishment gains of $1,678,000.
     We have secured debt totaling $444,336,000, collateralized by owned properties, with annual interest rates ranging from 4.89% to 8.08%. The carrying amounts of the secured debt represent the par value of $446,172,000 adjusted for any unamortized fair value adjustments. The carrying values of the properties securing the debt totaled $767,076,000 at March 31, 2009.
     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2009, we were in compliance with all of the covenants under our debt agreements.
     At March 31, 2009, the annual principal payments due on these debt obligations are as follows (in thousands):

	Senior	Secured
	Unsecured Notes (1)	Debt (1)	Totals
2009	$0	$37,451	$37,451
2010	0	15,120	15,120
2011	0	52,314	52,314
2012	238,277	13,710	251,987
2013	300,000	62,198	362,198
Thereafter	1,285,000	265,379	1,550,379

Totals	$1,823,277	$446,172	$2,269,449

(1)	Amounts above represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

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
     On May 6, 2004, we entered into two interest rate swap agreements (the “2004 Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The 2004 Swaps were treated as fair-value hedges for accounting purposes and we utilized the short-cut method to assess effectiveness. The 2004 Swaps were with highly rated counterparties in which we received a fixed rate of 6.0% and paid a variable rate based on six-month LIBOR plus a spread. On September 12, 2007, we terminated the 2004 Swaps and we received a $2,125,000 cash settlement. The unamortized amount of this settlement at March 31, 2009 was $1,549,000 ($1,634,000 at December 31, 2008) and is recorded as an adjustment to the hedged item. This amount will be amortized to interest expense over the life of the hedged debt using the effective interest method. For the three months ended March 31, 2009 and 2008, $85,000 and $85,000 of amortization was recognized as a reduction to senior unsecured notes interest expense.
     On July 2, 2007, we entered into two forward-starting interest rate swaps (the “July 2007 Swaps”), with an aggregate notional amount of $200,000,000 that were designated as cash flow hedges of the variability in forecasted interest payments attributable to changes in the LIBOR swap rate, on long-term fixed rate debt forecasted to be issued in 2007. The July 2007 Swaps had the economic effect of fixing $200,000,000 of our debt at 4.913% for five years. The July 2007 Swaps were settled on July 17, 2007, which was the date that the forecasted debt was priced. The cash settlement value of these contracts at July 17, 2007 was $733,000. This amount represented the effective portion of the hedges as there was no hedge ineffectiveness. Therefore, the $733,000 settlement value was deferred in accumulated other comprehensive income (“AOCI”) and will be amortized to interest expense using the effective interest method. The unamortized amount of AOCI related to these contracts at March 31, 2009 is $484,000 ($521,000 at December 31, 2008). For the three months ended March 31, 2009 and 2008, we reclassified $37,000 and $37,000, respectively, out of AOCI as a reduction of interest expense.
     On September 12, 2007, we entered into two forward-starting interest rate swaps (the “September 2007 Swaps”) for a total notional amount of $250,000,000 to hedge 10 years of interest payments associated with a long-term borrowing that was expected to occur in 2008. The September 2007 Swaps each had an effective date of September 12, 2008 and a maturity date of September 12, 2018. We expected to settle the 2007 Swaps when the debt was to be priced. The September 2007 Swaps were to have the economic effect of fixing $250,000,000 of our future debt at 4.469% plus a credit spread for 10 years. The September 2007 Swaps had been designated as cash flow hedges and we originally expected the 2007 Swaps to be highly effective at offsetting changes in cash flows of interest payments on $250,000,000 of our future debt due to changes in the LIBOR swap rate. Therefore, effective changes in the fair value of the September 2007 Swaps were recorded in AOCI and were to be reclassified to interest expense when the hedged forecasted transactions affected earnings (as interest payments would have been made on the expected debt issuance). The ineffective portion of the changes in fair value was to be recorded directly in earnings. However, during the year ended December 31, 2008, as a result of the severe dislocation in the credit markets, we terminated plans to issue debt and also terminated the September 2007 Swaps for $23,393,000. Amounts previously recorded in AOCI were reclassified to realized loss on derivatives resulting in $23,393,000 of expense as the forecasted transaction was no longer probable to occur.
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
11. Commitments and Contingencies
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2009. At March 31, 2009, our obligation under the letter of credit was $2,450,000.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide liability and property insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2013. At March 31, 2009, our obligation under the letter of credit was $1,000,000.
     We have an outstanding letter of credit issued for the benefit of a village in Illinois that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a property. Our obligation to provide the letter of credit terminates in 2010. At March 31, 2009, our obligation under the letter of credit was $679,320.
     We have an outstanding letter of credit issued for the benefit of a municipality in Pennsylvania in connection with the completion and installation of certain property improvements by one of our subsidiaries. The improvements are expected to be completed in 2009. At March 31, 2009, our obligation under the letter of credit was $485,810.
     We have an outstanding letter of credit issued for the benefit of a lender as additional credit support for a secured loan of a medical office building. Our obligation to provide the letter of credit terminates when the building’s occupancy thresholds are met with qualified leases. At March 31, 2009, our obligation under the letter of credit was $475,000.
     At March 31, 2009, we had outstanding construction financings of $763,982,000 for leased properties and were committed to providing additional financing of approximately $592,515,000 to complete construction. At March 31, 2009, we had contingent purchase obligations totaling $6,051,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon an operator satisfying certain conditions such as payment coverage and value tests. Rents due from the tenant are increased to reflect the additional investment in the property.
     At March 31, 2009, we had operating lease obligations of $163,014,000 relating to certain ground leases and company office space. We incurred rental expense relating to our company office space of $297,000 and $277,000 for the three months ended March 31, 2009 and 2008, respectively. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At March 31, 2009, aggregate future minimum rentals to be received under these noncancelable subleases totaled $30,713,000.
     At March 31, 2009, future minimum lease payments due under operating leases are as follows (in thousands):

2009	$3,163
2010	4,129
2011	4,235
2012	3,916
2013	3,927
Thereafter	143,644

Totals	$163,014

12. Stockholders’ Equity
Preferred Stock. During the three months ended March 31, 2009, certain holders of our Series G Cumulative Convertible Preferred Stock converted 40,600 shares into 29,056 shares of our common stock, leaving 400,713 of such shares outstanding at March 31, 2009.
Common Stock. The following is a summary of our common stock issuances during the three months ended March 31, 2009 and 2008 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
2008 Dividend reinvestment plan issuances	452,440	40.88	18,496	18,496
2008 Option exercises	48,722	24.69	1,203	1,203

2008 Totals	3,501,162		$144,019	$138,254

February 2009 public issuance	5,816,870	$36.85	$214,352	$210,911
2009 Dividend reinvestment plan issuances	375,813	33.21	12,482	12,482

2008 Totals	6,192,683		$226,834	$223,393

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     On February 20, 2009, we paid a dividend of $0.68 per share to stockholders of record on January 31, 2009. These dividends related to the period from October 1, 2008 through December 31, 2008.
Comprehensive Income
     The following is a summary of accumulated other comprehensive income as of the dates indicated (in thousands):

	March 31, 2009	December 31, 2008
Fair value of cash flow hedges	$595	$635
Unrecognized gains (losses) on equity investments	(1,233)	(1,038)
Unrecognized actuarial gains (losses)	(710)	(710)

Totals	$(1,348)	$(1,113)

     The following is a summary of comprehensive income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cash flow hedge activity	$(40)	$(10,853)
Unrecognized losses on equity investments	(195)	(240)
Unrecognized actuarial gains/(losses)	0	0

Total other comprehensive income	(235)	(11,093)
Net income attributable to controlling interests	66,643	35,396

Comprehensive income attributable to controlling interests	66,408	24,303
Net and comprehensive income attributable to noncontrolling interests	2	62

Total comprehensive income	$66,410	$24,365

Other Equity
     Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $1,082,000 and $697,000 for the three months ended March 31, 2009 and 2008, respectively.
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
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Dividend yield (1)	7.35%	6.47%
Expected volatility	29.36%	20.52%
Risk-free interest rate	2.33%	3.42%
Expected life (in years)	7.0	6.5
Weighted-average fair value (1)	$4.38	$6.25

(1)	Certain options granted to employees in 2008 include dividend equivalent rights (“DERs”). The fair value of options with DERs also includes the net present value of projected future dividend payments over the expected life of the option discounted at the dividend yield rate.
     The dividend yield represented the dividend yield of our common stock on the dates of grant. Our computation of expected volatility was based on historical volatility. The risk-free interest rates used were the 7-year U.S. Treasury Notes yield on the date of grant. The expected life was based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations regarding future employee behavior.
Option Award Activity
     The following table summarizes information about stock option activity for the three months ended March 31, 2009:

	Number
	of	Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000’s)	Exercise Price	Contract Life (years)	Value ($000’s)
Options at beginning of year	817	$38.29	8.2
Options granted	366	37.00
Options terminated	(4)	40.83

Options at end of period	1,179	$37.88	7.2	$442

Options exercisable at end of period	503	$36.68	6.5	$442
Weighted average fair value of options granted during the period		$4.38
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at March 31, 2009. There were no option exercises during the three months ended March 31, 2009. During the three months ended March 31, 2008, the aggregate intrinsic value of options exercised under our stock incentive plans was $838,000 (determined as of the date of option exercise). Cash received from option exercises under our stock incentive plans for the three months ended March 31, 2008 was $1,203,000.
     As of March 31, 2009, there was approximately $2,425,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of March 31, 2009, there was approximately $9,173,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.
     The following table summarizes information about non-vested stock incentive awards as of March 31, 2009 and changes for the three months ended March 31, 2009:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value
Non-vested at December 31, 2008	534	$6.98	443	$41.95
Vested	(220)	7.41	(191)	41.47
Granted	366	4.38	160	37.07
Terminated	(4)	1.56	(2)	40.83

Non-vested at March 31, 2009	676	$5.47	410	$40.29

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
14. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
Numerator for basic and diluted earnings per share — net income attributable to common stockholders	$61,119	$29,249

Denominator for basic earnings per share — weighted average shares	108,214	86,100
Effect of dilutive securities:
Employee stock options	0	54
Non-vested restricted shares	410	456

Dilutive potential common shares	410	510

Denominator for diluted earnings per share — adjusted weighted average shares	108,624	86,610

Basic earnings per share	$0.56	$0.34

Diluted earnings per share	$0.56	$0.34

     The diluted earnings per share calculation excludes the dilutive effect of 1,098,000 stock options for the three months ended March 31, 2009 because the exercise prices were greater than the average market price. The diluted earnings per share calculation excludes the dilutive effect of 123,000 stock options for the three months ended March 31, 2008 because the exercise prices were greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock, the Series G Cumulative Convertible Preferred Stock, the $340,000,000 senior unsecured convertible notes due December 2026 and the $395,000,000 senior unsecured convertible notes due July 2027 were not included in these calculations as the effect of the conversions into common stock was anti-dilutive for the relevant periods presented.
     We adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“EITF 03-6-1”), effective January 1, 2009, which required retrospective application. EITF 03-6-1 clarifies that instruments granted in share-based payment transactions that are considered to be participating securities prior to vesting should be included in the earnings allocation under the two-class method of calculating earnings per share. We determined that our restricted shares granted under our long-term incentive plans are participating securities because the restricted shares participate in non-forfeitable dividends prior to vesting. Applying EITF 03-6-1 did not have an impact on previously reported amounts on either period presented.
15. Fair Value Disclosure
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
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

	Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Equity investments (1)	$367	$367	$0	$0

Totals	$367	$367	$0	$0

(1)	Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.
16. Segment Reporting
     We invest in senior housing and health care real estate. We evaluate our business and make resource allocations on our two business segments — investment properties and medical office buildings. Under the investment property segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our primary investment property types include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and specialty care facilities. Under the medical office building segment, our properties are typically leased to multiple tenants and generally require a certain level of property management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2008). There are no intersegment sales or transfers. We evaluate performance based upon net operating income of the combined properties in each segment. Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate office equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income. Summary information for the reportable segments during the three months ended March 31, 2009 and 2008 is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income (1)	Income	Income	Revenues (1)	Expenses (1)	Income (2)	Amortization (1)	Expense (1)	Assets
Three months ended March 31, 2009:
Investment Properties	$102,112	$9,953	$895	$112,960		$112,960	$29,284	$1,644	$4,645,875
Medical Office Buildings	33,253		213	33,466	$11,983	21,483	12,042	5,213	1,427,243
Non-segment/Corporate			376	376		376		21,154	69,963

	$135,365	$9,953	$1,484	$146,802	$11,983	$134,819	$41,326	$28,011	$6,143,081

Three months ended March 31, 2008:
Investment Properties	$91,933	$9,092	$1,296	$102,321		$102,321	$26,410	$1,973	$3,993,615
Medical Office Buildings	33,233		210	33,443	$11,367	22,076	13,164	5,662	1,309,109
Non-segment/Corporate			210	210		210		29,685	84,732

	$125,166	$9,092	$1,716	$135,974	$11,367	$124,607	$39,574	$37,320	$5,387,456

(1)	Includes amounts from discontinued operations.

(2)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
17. Supplemental Cash Flow Information

	March 31,
	2009	2008
	(In thousands)
Supplemental cash flow information:
Interest paid	$28,152	$23,781
Income taxes paid	211	1,549

Supplemental schedule of non-cash activites:
Assets and liabilities assumed from real property acquisitions:
Secured debt	$0	$0
Other liabilities	0	887
Other assets	0	0
18. Subsequent Events
     Secured Debt. On April 7, 2009, we closed a $133,000,000 first mortgage loan secured by 12 senior housing properties with multiple levels of service. The 10-year debt has a fixed interest rate of 6.10%. KeyBank Capital Markets, Inc. originated the loan and intends to sell it to Freddie Mac.
19. Retrospective Application of New Accounting Standards
     We adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) and FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”), effective January 1, 2009, each of which required retrospective application. SFAS 160 changed the accounting and reporting for minority interests, which have been re-characterized as non-controlling interests and classified as a component of equity. FSP 14-1 provides guidance on accounting for convertible debt that may be settled in cash upon conversion. It requires bifurcation of the convertible debt instrument into a debt component and an equity component. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature. The difference between the contractual principal on the debt and the value allocated to the debt is recorded as an equity component and represents the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value is amortized to interest expense using the effective interest method over the period used to estimate the fair value. The following tables illustrate the retrospective restatement of our previously reported consolidated balance sheet amounts to reflect the application of SFAS 160 and FSP 14-1 for the periods indicated (in thousands):

	As of December 31, 2008
	As Previously	FSP 14-1	SFAS 160	As
	Reported	Adjustment	Adjustment	Adjusted
Liabilities:
Borrowings under unsecured lines of credit arrangements	$570,000			$570,000
Senior unsecured notes	1,847,247	$(16,096)		1,831,151
Secured debt	446,525			446,525
Accrued expenses and other liabilities	107,157			107,157

Total liabilities	2,970,929	(16,096)	$0	2,954,833
Minority interests	10,603		(10,603)	0
Equity:
Preferred stock, $1.00 par value	289,929			289,929
Common stock, $1.00 par value	104,635			104,635
Capital in excess of par value	3,180,628	24,062		3,204,690
Treasury stock	(5,145)			(5,145)
Cumulative net income	1,362,366	(7,966)		1,354,400
Cumulative dividends	(1,723,819)			(1,723,819)
Accumulated other comprehensive income	(1,113)			(1,113)
Other equity	4,105			4,105

Total Health Care REIT, Inc. stockholders’ equity	3,211,586	16,096	0	3,227,682
Noncontrolling interests	0		10,603	10,603

Total equity	3,211,586	16,096	10,603	3,238,285

Total liabilities and equity	$6,193,118	$0	$0	$6,193,118

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The following tables illustrate the retrospective restatement of our previously reported consolidated statements of income amounts to reflect the application of SFAS 160 and FSP 14-1 as well as the SFAS 144 discontinued operation reclassifications for the periods indicated (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2008
	As Previously	FSP 14-1	SFAS 160	SFAS 144	As
	Reported	Adjustment	Adjustment	Adjustment	Adjusted
Revenues:
Rental income	$125,044	$0	$0	$(9,219)	$115,825
Interest income	9,092				9,092
Other income	1,716				1,716

	135,852	0	0	(9,219)	126,633

Expenses:
Interest and loan expenses	36,101	1,203		(2,202)	35,102
Property operating expenses	11,367			(655)	10,712
Depreciation and amortization	39,555			(3,209)	36,346
General and administrative	12,328				12,328
Loss (gain) on extinguishment of debt	(1,326)				(1,326)

	98,025	1,203	0	(6,066)	93,162

Income from continuing operations before income taxes and minority interests	37,827	(1,203)	0	(3,153)	33,471
Income tax (expense) benefit	(1,279)				(1,279)

Income before minority interests	36,548	(1,203)	0	(3,153)	32,192
Minority interests	(62)		62		0

Income from continuing operations	36,486	(1,203)	62	(3,153)	32,192
Discontinued operations:
Gain (loss) on sales of properties	26				26
Income from discontinued operations, net	87			3,153	3,240

	113	0	0	3,153	3,266

Net income	36,599	(1,203)	62	0	35,458
Less: Preferred stock dividends	6,147				6,147
Net income attributable to noncontrolling interests	0		62		62

Net income attributable to common stockholders	$30,452	$(1,203)	$0	$0	$29,249

Average number of common shares outstanding:
Basic	86,100	86,100	86,100	86,100	86,100
Diluted	86,610	86,610	86,610	86,610	86,610

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.35	$(0.01)	$0.00	$(0.04)	$0.30
Discontinued operations, net	0.00	0.00	0.00	0.04	0.04

Net income attributable to common stockholders	$0.35	$(0.01)	$0.00	$0.00	$0.34

Diluted:
Income from continuing operations attributable to common stockholders	$0.35	$(0.01)	$0.00	$(0.04)	$0.30
Discontinued operations, net	0.00	0.00	0.00	0.04	0.04

Net income attributable to common stockholders	$0.35	$(0.01)	$0.00	$0.00	$0.34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2008, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Executive Summary
Company Overview
     Health Care REIT, Inc. is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of March 31, 2009:

	Investments	Percentage of	Number of	# Beds/Units		Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.		metric (1)		States
Independent living/CCRCs	$1,143,074	19.3%	62	7,410	units	$172,012	per unit	20
Assisted living facilities	1,225,632	20.6%	187	11,466	units	115,765	per unit	30
Skilled nursing facilities	1,595,342	26.8%	226	30,702	beds	52,460	per bed	27
Specialty care facilities	583,616	9.8%	28	1,629	beds	507,430	per bed	13
Medical office buildings	1,395,181	23.5%	129	5,667,516	sq. ft.	264	per sq. ft.	23

Totals	$5,942,845	100.0%	632

(1)	Investment per metric was computed by using the total committed investment amount of $6,535,360,000, which includes net real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $5,942,845,000 and $592,515,000, respectively.
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
     The total U.S. population is projected to increase by 19% through 2030. The elderly are an important component of health care utilization, especially independent living services, assisted living services, skilled nursing services, inpatient and outpatient hospital services and physician ambulatory care. The elderly population aged 65 and over is projected to increase by 81% through 2030. Most health care services are provided within a health care facility such as a hospital, a physician’s office or a senior housing facility. Therefore, we believe there will be continued demand for companies such as ours with expertise in health care real estate.

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
•	Liquidity. Liquidity has become increasingly important and we have concentrated our efforts on further strengthening our balance sheet. We raised over $1 billion in funds during 2008 from a combination of three common stock offerings, our dividend reinvestment plan, our new equity shelf program, property sales and loan payoffs. We generated an additional $284.7 million from these sources during the three months ended March 31, 2009. As always, we will continue to closely monitor the credit and capital markets for opportunities to raise reasonably priced capital.

•	Portfolio Management. Our investment approach has produced a portfolio that is very diverse with strong property level payment coverages. Yet, today’s adverse economic conditions can negatively impact even the strongest portfolio. Our portfolio management program is designed to maintain our portfolio’s strength through a combination of extensive industry research, stringent origination and underwriting protocols and a rigorous asset management process.

•	Investment Strategy. For the short-term, we expect to fund our ongoing development projects and will evaluate new investments selectively and only when funding sources are clearly identified. However, we will continue to strengthen our existing customer relationships and begin to cultivate new relationships. As we begin 2009, we remain focused on preserving liquidity, but we intend to take advantage of what we believe will be increasingly attractive investment opportunities over time.

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
     For the three months ended March 31, 2009, rental income and interest income represented 92% and 7%, respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. During the three months ended March 31, 2009, we completed $173,764,000 of gross investments and $44,268,000 of investment payoffs, resulting in $129,496,000 of net new investments. We expect to complete gross new investments of approximately $600,000,000 during 2009, comprised of funded new development. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $200,000,000 to $300,000,000 resulting in net new investments of approximately $300,000,000 to $400,000,000 during 2009. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on hand, we expect to borrow under our unsecured line of credit arrangement. At March 31, 2009, we had $19,180,000 of cash and cash equivalents, $16,358,000 of restricted cash and $815,000,000 of available borrowing capacity under our unsecured line of credit arrangement.

Key Transactions in 2009
     We have completed the following key transactions to date in 2009:
•	our Board of Directors approved a quarterly cash dividend of $0.68 per share, which is consistent with the quarterly dividend paid for 2008. The dividend declared for the quarter ended March 31, 2009 represents the 152nd consecutive quarterly dividend payment;

•	we completed $173,764,000 of gross investments and had $44,268,000 of investment payoffs during the three months ended March 31, 2009;

•	we were added to the S&P 500 Index in January 2009;

•	we closed a public offering of 5,816,870 shares of common stock with net proceeds of approximately $210,911,000 in February 2009; and

•	we completed a $133,000,000 first mortgage loan secured by 12 senior housing properties with multiple levels of service in April 2009. The 10-year debt has a fixed interest rate of 6.10%. KeyBank Capital Markets, Inc. originated the loan and intends to sell it to Freddie Mac.
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
     Operating Performance. We believe that net income attributable to common stockholders (“NICS”) is the most appropriate earnings measure. Other useful supplemental measures of our operating performance include funds from operations (“FFO”) and net operating income (“NOI”); however, these supplemental measures are not defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations of FFO and NOI. These earnings measures and their relative per share amounts are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2008	2008	2008	2008	2009

Net income attributable to common stockholders	$29,249	$155,410	$53,589	$21,850	$61,119
Funds from operations	68,710	76,785	82,573	30,799	85,322
Net operating income	124,607	129,495	135,126	136,907	134,819

Per share data (fully diluted):
Net income attributable to common stockholders	$0.34	$1.73	$0.55	$0.21	$0.56
Funds from operations	0.79	0.85	0.85	0.30	0.79
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

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,
	2008		2008		2008		2008		2009

Debt to book capitalization ratio	52%		53%		45%		47%		43%
Debt to undepreciated book capitalization ratio	47%		49%		41%		43%		39%
Debt to market capitalization ratio	39%		41%		31%		38%		41%

Interest coverage ratio	2.86	x	6.17	x	3.50	x	2.70	x	3.88	x
Fixed charge coverage ratio	2.37	x	5.15	x	2.91	x	2.24	x	3.18	x
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

	March 31,	June 30,	September 30,	December 31,	March 31,
	2008	2008	2008	2008	2009

Asset mix:
Real property	92%	91%	91%	92%	92%
Real estate loans receivable	8%	9%	9%	8%	8%

Investment mix:
Independent living/CCRCs	16%	17%	18%	19%	19%
Assisted living facilities	21%	21%	20%	20%	21%
Skilled nursing facilities	31%	29%	28%	27%	27%
Specialty care facilities	7%	10%	10%	11%	10%
Medical office buildings	25%	23%	24%	23%	23%

Customer mix:
Senior Living Communities, LLC	4%	5%	6%	6%	6%
Signature Healthcare LLC	6%	6%	6%	5%	5%
Brookdale Senior Living Inc	5%	5%	5%	5%	5%
Life Care Centers of America, Inc.	5%	5%	5%	5%	5%
Emeritus Corporation	7%	5%	5%	4%	4%
Remaining customers	73%	74%	73%	75%	75%

Geographic mix:
Florida	15%	14%	14%	14%	14%
Texas	13%	12%	12%	11%	11%
California	7%	8%	8%	8%	8%
Massachusetts	7%	7%	7%	7%	7%
Tennessee	6%	6%	6%	6%	5%
Remaining states	52%	53%	53%	54%	55%
     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

Portfolio Update
     Net operating income. The primary performance measure for our properties is net operating income (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our net operating income for the periods indicated (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2008	2008	2008	2008	2009

Net operating income:
Investment properties	$102,321	$107,515	$112,200	$114,773	$112,960
Medical office buildings	22,076	21,865	22,351	21,341	21,483
Non-segment/corporate	210	115	575	793	376

Net operating income	$124,607	$129,495	$135,126	$136,907	$134,819

     Payment coverage. Payment coverage of the operators in our investment property portfolio continues to remain strong. Our overall payment coverage is at 1.97 times. The table below reflects our recent historical trends of portfolio coverage. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization and rent (but after imputed management fees) to contractual rent or interest due us.

	December 31, 2006		December 31, 2007		December 31, 2008
	CBMF	CAMF	CBMF	CAMF	CBMF	CAMF
Independent living/CCRCs	1.39x	1.19x	1.45x	1.23x	1.29x	1.09x
Assisted living facilities	1.56x	1.35x	1.59x	1.37x	1.56x	1.33x
Skilled nursing facilities	2.19x	1.57x	2.26x	1.66x	2.25x	1.64x
Specialty care facilities	2.77x	2.21x	2.64x	2.07x	2.36x	1.95x

Weighted averages	1.94x	1.51x	1.99x	1.55x	1.97x	1.53x
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
     The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2009	Mar. 31, 2008	$	%
Cash and cash equivalents at beginning of period	$23,370	$30,269	$(6,899)	-23%
Cash provided from (used in) operating activities	84,557	75,672	8,885	12%
Cash provided from (used in) investing activities	29,945	(203,897)	233,842	n/a
Cash provided from (used in) financing activities	(118,692)	130,238	(248,930)	n/a

Cash and cash equivalents at end of period	$19,180	$32,282	$(13,102)	-41%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to an increase in net income, excluding gains on sales of properties and depreciation and amortization. The increase in net income is discussed below in “Results of Operations.”

     The following is a summary of our straight-line rent and above/below market lease amortization (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2009	Mar. 31, 2008	$	%
Gross straight-line rental income	$5,030	$5,336	$(306)	-6%
Cash receipts due to real property sales	(1,705)	0	(1,705)	n/a
Prepaid rent receipts	(6,184)	(2,975)	(3,209)	108%
Amortization related to above (below) market leases, net	356	263	93	35%

	$(2,503)	$2,624	$(5,127)	n/a

     Gross straight-line rental income represents the non-cash difference between contractual cash rent due and the average rent recognized pursuant to Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”), for leases with fixed rental escalators, net of collectibility reserves. This amount is positive in the first half of a lease term (but declining every year due to annual increases in cash rent due) and is negative in the second half of a lease term. The fluctuation in cash receipts due to real property sales is attributable to the lack of straight-line rent receivable balances on properties sold during the three months ended March 31, 2008. The fluctuation in prepaid rent receipts is primarily due to an increase in prepaid rent received from certain of our construction projects.
     Investing Activities. The changes in net cash used in investing activities are primarily attributable to net changes in real property and real estate loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Three Months Ended
	Mar. 31, 2009		Mar. 31, 2008
	Properties	Amount	Properties	Amount
Real property acquisitions:
Independent living/CCRCs		$0	1	$11,800
Assisted living facilities		0	1	4,600
Specialty care facilities		0	1	35,200
Medical office buildings		0	3	41,628

Total acquisitions	0	0	6	93,228
Less: Assumed debt		0		0
Assumed other assets (liabilities), net		0		(887)

Cash disbursed for acquisitions		0		92,341
Construction in progress additions		152,127		72,141
Capital improvements to existing properties		7,569		3,932

Total cash invested in real property		159,696		168,414

Real property dispositions:
Assisted living facilities	1	3,427		0
Specialty care facilities	2	40,841		0
Land parcels		0		73

Total dispositions	3	44,268	0	73
Less: Gain/(loss) on sales of real property		17,036		26

Proceeds from real property sales		61,304		99

Net cash investments in real property	(3)	$98,392	6	$168,315

Advances on real estate loans receivable:
Investments in new loans		$296		$391
Draws on existing loans		5,938		7,360

Total gross investments in real estate loans		6,234		7,751
Less: Seller financing on sales of real property		0		0

Net cash advances on real estate loans receivable		6,234		7,751
Receipts on real estate loans receivable:
Loan payoffs		0		0
Principal payments on loans		8,402		2,081

Total principal receipts on real estate loans		8,402		2,081

Net cash advances (receipts) on real estate loans receivable		$(2,168)		$5,670

     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common stock and dividend payments.
     For the three months ended March 31, 2009, we had a net decrease of $235,000,000 on our unsecured line of credit arrangement as compared to a net increase of $125,500,000 for the same period in 2008. The changes in our senior unsecured notes are due to the extinguishment of $21,723,000 of various senior unsecured notes in March 2009 and the extinguishment of $42,330,000 of our 7.625% senior unsecured notes in March 2008. During the three months ended March 31, 2008, we extinguished four secured debt loans totaling $25,683,000 with a weighted-average interest rate of 7.214% and recognized extinguishment gains of $1,326,000.
     The following is a summary of our common stock issuances (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
2008 Dividend reinvestment plan issuances	452,440	40.88	18,496	18,496
2008 Option exercises	48,722	24.69	1,203	1,203

2008 Totals	3,501,162		$144,019	$138,254

February 2009 public issuance	5,816,870	$36.85	$214,352	$210,911
2009 Dividend reinvestment plan issuances	375,813	33.21	12,482	12,482

2008 Totals	6,192,683		$226,834	$223,393

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increase in dividends is primarily attributable to an increase in our common stock.
     The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	Mar. 31, 2009		Mar. 31, 2008
	Per Share	Amount	Per Share	Amount
Common Stock	$0.6800	$75,986	$0.6600	$57,190
Series D Preferred Stock	0.4922	1,969	0.4922	1,969
Series E Preferred Stock	0.3750	28	0.3750	28
Series F Preferred Stock	0.4766	3,336	0.4766	3,336
Series G Preferred Stock	0.4688	191	0.4688	814

Totals		$81,510		$63,337

Off-Balance Sheet Arrangements
     At March 31, 2009, we had five outstanding letter of credit obligations totaling $5,090,000 and expiring between 2009 and 2013. Please see Note 11 to our unaudited consolidated financial statements for additional information.
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

Contractual Obligations
     The following table summarizes our payment requirements under contractual obligations as of March 31, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Unsecured line of credit arrangement	$335,000	$0	$335,000	$0	$0
Senior unsecured notes (1)	1,823,277	0	0	538,277	1,285,000
Secured debt (1)	446,172	37,451	67,434	75,908	265,379
Contractual interest obligations	1,175,182	111,294	267,577	228,407	567,904
Capital lease obligations	0	0	0	0	0
Operating lease obligations	163,014	3,163	8,364	7,843	143,644
Purchase obligations	598,566	130,537	465,004	3,025	0
Other long-term liabilities	4,753	262	488	4,003	0

Total contractual obligations	$4,545,964	$282,707	$1,143,867	$857,463	$2,261,927

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
     At March 31, 2009, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1.15 billion, which is scheduled to expire on August 5, 2011. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.12% at March 31, 2009). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at March 31, 2009. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at March 31, 2009. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. At March 31, 2009, we had $335,000,000 outstanding under the unsecured line of credit arrangement and estimated total contractual interest obligations of $16,103,000. Contractual interest obligations are estimated based on the assumption that the balance of $335,000,000 at March 31, 2009 is constant until maturity at interest rates in effect at March 31, 2009.
     We have $1,823,277,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 4.75% to 8%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $1,029,498,000 at March 31, 2009. Additionally, we have secured debt with total outstanding principal of $446,172,000, collateralized by owned properties, with fixed annual interest rates ranging from 4.89% to 8.08%, payable monthly. The carrying values of the properties securing the debt totaled $767,076,000 at March 31, 2009. Total contractual interest obligations on secured debt totaled $129,581,000 at March 31, 2009.
     At March 31, 2009, we had operating lease obligations of $163,014,000 relating primarily to ground leases at certain of our properties and office space leases.
     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At March 31, 2009, we had outstanding construction financings of $763,982,000 for leased properties and were committed to providing additional financing of approximately $592,515,000 to complete construction. At March 31, 2009, we had contingent purchase obligations totaling $6,051,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.
     Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and certain non-compete agreements. We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the company are anticipated for the 2009 fiscal year. Benefit payments are expected to total $4,003,000 during the next five fiscal years and no benefit payments are expected to occur during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $3,289,000 and $3,109,000 at March 31, 2009 and December 31, 2008, respectively.
     In connection with the Windrose merger, we entered into consulting agreements with Fred S. Klipsch and Frederick L. Farrar, which expired in December 2008. We entered into a new consulting agreement with Mr. Farrar in December 2008, which expires in December 2009 and may be terminated at any time by Mr. Farrar. Each consultant has agreed not to compete with us for a period of two years following termination or expiration of the agreement. In exchange for complying with the covenant not to compete, Messers. Klipsch and Farrar will receive eight quarterly payments of $75,000 and $37,500, respectively, with the first payment to be made on the date of termination or expiration of the agreement. The first payment to Mr. Klipsch was made in December 2008.

Capital Structure
     As of March 31, 2009, we had stockholders’ equity of $3,450,607,000 and a total outstanding debt balance of $2,589,873,000, which represents a debt to total book capitalization ratio of 43%. Our ratio of debt to market capitalization was 41% at March 31, 2009. For the three months ended March 31, 2009, our interest coverage ratio was 3.88 to 1.00. For the three months ended March 31, 2009, our fixed charge coverage ratio was 3.18 to 1.00. Also, at March 31, 2009, we had $19,180,000 of cash and cash equivalents, $16,358,000 of restricted cash and $815,000,000 of available borrowing capacity under our unsecured line of credit arrangement. During the three months ended March 31, 2009, we completed one public offering of 5,816,870 shares of common stock with net proceeds of approximately $210,911,000.
     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2009, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services. However, under our unsecured line of credit arrangement, these ratings on our senior unsecured notes are used to determine the fees and interest charged.
     As of April 30, 2009, our senior unsecured notes were rated Baa2 (stable), BBB- (stable) and BBB (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
     On May 12, 2006, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of April 30, 2009, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,760,247 shares of common stock. As of April 30, 2009, 7,534,550 shares of common stock remained available for issuance under this registration statement. In November 2008, we entered into an Equity Distribution Agreement with UBS Securities LLC relating to the offer and sale from time to time of up to $250,000,000 aggregate amount of our common stock (“Equity Shelf Program”). We did not issue any shares of common stock under the Equity Shelf Program during the three months ended March 31, 2009. As of April 30, 2009, we had $218,804,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.
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

	Three Months Ended				Change
	Mar. 31, 2009		Mar. 31, 2008		Amount		%
Net income attributable to common stockholders	$61,119		$29,249		$31,870		109%
Funds from operations	85,322		68,710		16,612		24%
EBITDA	136,032		113,631		22,401		20%
Net operating income	134,819		124,607		10,212		8%

Per share data (fully diluted):
Net income attributable to common stockholders	$0.56		$0.34		$0.22		65%
Funds from operations	0.79		0.79		0.00		0%

Interest coverage ratio	3.88	x	2.86	x	1.02	x	36%
Fixed charge coverage ratio	3.18	x	2.37	x	0.81	x	34%
     We evaluate our business and make resource allocations on our two business segments — investment properties and medical office buildings. Under the investment property segment, properties are primarily leased under triple-net leases and we are not involved in the management of the property. Under the medical office building segment, our properties are typically leased under gross leases, modified gross leases or triple-net leases, to multiple tenants, and generally require a certain level of property management. There are no intersegment sales or transfers. Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income. Please see Note 16 to our unaudited consolidated financial statements for additional information.
     Investment Properties
     The following is a summary of our results of operations for the investment properties segment (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2009	Mar. 31, 2008	$	%
	(In thousands, except per share data)
Revenues:
Rental income	$100,293	$84,130	$16,163	19%
Interest income	9,953	9,092	861	9%
Other income	895	1,296	(401)	-31%

	111,141	94,518	16,623	18%

Expenses:
Interest expense	1,460	176	1,284	730%
Depreciation and amortization	28,769	24,118	4,651	19%
Gain on extinguishment of debt	0	(40)	40	-100%
Provision for loan losses	140	0	140	n/a

	30,369	24,254	6,115	25%

Income from continuing operations before income taxes	80,772	70,264	10,508	15%
Income tax expense	0	(1,350)	1,350	-100%

Income from continuing operations	80,772	68,914	11,858	17%
Discontinued operations:
Gain (loss) on sales of properties	17,036	26	17,010	65423%
Income (loss) from discontinued operations, net	1,120	3,714	(2,594)	-70%

Discontinued operations, net	18,156	3,740	14,416	385%

Net income	$98,928	$72,654	$26,274	36%

     The increase in rental income is primarily attributable to the acquisitions of new investment properties subsequent to March 31, 2008 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. Interest income increased from 2008 primarily due to an increase in the balance of outstanding loans.
     Interest expense for the three months ended March 31, 2009 represents $1,644,000 of secured debt interest expense offset by interest allocated to discontinued operations. Interest expense for the three months ended March 31, 2008 represents $1,973,000 of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the three months ended March 31, 2008, we extinguished two investment property secured debt loans and recognized extinguishment gains of $40,000. The following is a summary of our investment property secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$94,234	6.996%	$114,543	7.000%
Debt extinguished	0	0.000%	(4,750)	7.125%
Principal payments	(677)	6.982%	(700)	6.974%

Ending balance	$93,557	6.996%	$109,093	6.994%

Monthly averages	$93,902	6.996%	$111,817	6.997%
     Depreciation and amortization increased primarily as a result of the acquisitions of new investment properties subsequent to March 31, 2008. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
     At March 31, 2009, we had five assisted living facilities that satisfied the requirements of Statement No. 144 for held for sale treatment. We did not recognize any impairment losses on these assets as the fair value less estimated costs to sell exceeded our carrying values. During the three months ended March 31, 2009, we sold two assisted living facilities and one specialty care facility with carrying values of $44,268,000 for net gains of $17,036,000. The following illustrates the reclassification impact as a result of classifying investment properties sold subsequent to January 1, 2008 or held for sale at March 31, 2009 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended
	March 31,
	2009	2008
Rental income	$1,819	$7,803

Expenses:
Interest expense	184	1,797
Provision for depreciation	515	2,292

Income (loss) from discontinued operations, net	$1,120	$3,714

     As a result of our quarterly evaluations, we recorded a $140,000 addition to the allowance for loan losses during the three months ended March 31, 2009. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed in “Critical Accounting Policies.”
     During the three months ended December 31, 2007, we recognized $3,900,000 of additional other income related to the payoff of a warrant equity investment. During the three months ended March 31, 2008, we determined that $1,325,000 of income taxes were due in connection with that investment gain.

     Medical Office Buildings
     The following is a summary of our results of operations for the medical office buildings segment (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2009	Mar. 31, 2008	$	%
	(In thousands, except per share data)
Revenues:
Rental income	$32,598	$31,695	$903	3%
Other income	213	210	3	1%

	32,811	31,905	906	3%

Expenses:
Interest expense	5,081	5,241	(160)	-3%
Property operating expenses	11,419	10,712	707	7%
Depreciation and amortization	12,042	12,228	(186)	-2%
Gain on extinguishment of debt	0	(1,286)	1,286	-100%

	28,542	26,895	1,647	6%

Income from continuing operations before income taxes	4,269	5,010	(741)	-15%
Income tax (expense) benefit	(144)	(32)	(112)	350%

Income from continuing operations	4,125	4,978	(853)	-17%
Discontinued operations:
Net gain on sales of properties	0	0	0	n/a
Income (loss) from discontinued operations, net	(41)	(474)	433	-91%

Discontinued operations, net	(41)	(474)	433	-91%

Net income	4,084	4,504	(420)	-9%
Less: Net income attributable to noncontrolling interests	2	62	(60)	-97%

Net income attributable to common stockholders	$4,082	$4,442	$(360)	-8%

     The increase in rental income is primarily attributable to the acquisitions of medical office buildings subsequent to March 31, 2008 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. Other income is attributable to third party management fee income.
     Interest expense for the three months ended March 31, 2009 represents $5,213,000 of secured debt interest expense offset by interest allocated to discontinued operations. Interest expense for the three months ended March 31, 2008 represents $5,662,000 of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the three months ended March 31, 2008, we extinguished three medical office building secured debt loans and recognized extinguishment gains of $1,286,000. The following is a summary of our medical office building secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$354,145	5.799%	$392,430	5.854%
Debt extinguished	0	0.000%	(20,933)	7.234%
Principal payments	(1,529)	5.760%	(1,393)	5.727%

Ending balance	$352,616	5.799%	$370,104	5.777%

Monthly averages	$353,412	5.799%	$381,272	5.817%
     The increase in property operating expenses is primarily attributable to the acquisition of new medical office buildings for which we incur certain property operating expenses offset by property operating expenses associated with discontinued operations.
     Income tax expense is related to third party management fee income.

     Net income attributable to noncontrolling interests primarily relates to certain joint venture properties that are consolidated in our operating results. The decrease is due to our buyout of a noncontrolling interest subsequent to March 31, 2008.
     At March 31, 2009, we had 14 medical office buildings that satisfied the requirements of Statement No. 144 for held for sale treatment. We did not recognize any impairment loss on these properties in 2009 as the fair value less estimated costs to sell exceeded our carrying values. During the year ended December 31, 2008, an impairment charge of $32,648,000 was recorded to reduce the carrying value of the 14 medical office buildings to their estimated fair value less costs to sell. In determining the fair value of the medical office buildings, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates. Please see Note 4 of our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information. The following illustrates the reclassification impact as a result of classifying medical office buildings sold subsequent to January 1, 2008 or held for sale at March 31, 2009 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended
	March 31,
	2009	2008
Rental income	$655	$1,538

Expenses:
Interest expense	132	421
Property operating expenses	564	655
Provision for depreciation	0	936

Income (loss) from discontinued operations, net	$(41)	$(474)

     Non-Segment/Corporate
     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2009	Mar. 31, 2008	$	%
	(In thousands, except per share data)
Revenues:
Other income	$376	$210	$166	79%
Expenses:
Interest expense	21,154	29,685	(8,531)	-29%
General and administrative	17,361	12,328	5,033	41%
Gain on extinguishments of debt	(1,678)	0	(1,678)	n/a

	36,837	42,013	(5,176)	-12%

Net loss from continuing operations before income taxes	(36,461)	(41,803)	5,342	-13%
Income tax (expense) benefit	94	103	(9)	-9%

Net loss	(36,367)	(41,700)	5,333	-13%
Preferred stock dividends	5,524	6,147	(623)	-10%

Net loss attributable to common stockholders	$(41,891)	$(47,847)	$5,956	-12%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change
	Mar. 31, 2009	Mar. 31, 2008	$	%
Senior unsecured notes	$27,705	$28,391	$(686)	-2%
Unsecured lines of credit	1,684	4,826	(3,142)	-65%
Capitalized interest	(9,865)	(5,167)	(4,698)	91%
SWAP losses (savings)	(40)	(40)	0	0%
Loan expense	1,670	1,675	(5)	0%

Totals	$21,154	$29,685	$(8,531)	-29%

     The change in interest expense on senior unsecured notes is due to the effect of extinguishments. The following is a summary of our senior unsecured note principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	Face	Weighted Avg.	Face	Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,845,000	5.782%	$1,887,330	5.823%
Principal payments	(21,723)	6.504%	(42,330)	7.625%

Ending balance	$1,823,277	5.773%	$1,845,000	5.782%

Monthly averages	$1,839,569	5.780%	$1,876,748	5.813%
     The change in interest expense on the unsecured line of credit arrangement is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. The following is a summary of our unsecured line of credit arrangement (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Balance outstanding at quarter end	$335,000	$432,500
Maximum amount outstanding at any month end	$559,000	$491,500
Average amount outstanding (total of daily principal balances divided by days in period)	$417,000	$406,687
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	1.62%	4.75%
     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balances outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized.
     Please see Note 10 to our unaudited consolidated financial statements for a discussion of our interest rate swap agreements and their impact on interest expense.
     Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense for the three months ended March 31, 2009 is consistent with the prior year.
     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three months ended March 31, 2009 were 11.83% as compared with 9.07% for the same period in 2008. The increase from 2008 is primarily related to $3,909,000 of non-recurring expenses recognized during the three months ended March 31, 2009 in connection with the departure of Raymond W. Braun who formerly served as President of the company.

     The change in preferred dividends is primarily attributable to preferred stock conversions into common stock. The following is a summary of our preferred stock activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	11,516,302	7.696%	12,879,189	7.676%
Shares converted	(40,600)	7.500%	(79,300)	7.500%

Ending balance	11,475,702	7.697%	12,799,889	7.677%

Monthly averages	11,500,602	7.697%	12,825,564	7.676%

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
     A covenant in our line of credit arrangement contains a financial ratio based on a definition of EBITDA that is specific to that agreement. Failure to satisfy this covenant could result in an event of default that could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Due to the materiality of this debt agreement and the financial covenant, we have disclosed Adjusted EBITDA, which represents EBITDA as defined above and adjusted for stock-based compensation expense, provision for loan losses and gain/loss on extinguishment of debt. We use Adjusted EBITDA to measure our adjusted fixed charge coverage ratio, which represents Adjusted EBITDA divided by fixed charges on a trailing twelve months basis. Fixed charges include total interest (excluding capitalized interest and non-cash interest expenses), secured debt principal amortization and preferred dividends. Our covenant requires an adjusted fixed charge ratio of at least 1.75 times.
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

     The table below reflects the reconciliation of FFO to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization include provisions for depreciation and amortization from discontinued operations. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2008	2008	2008	2008	2009

FFO Reconciliation:
Net income attributable to common stockholders	$29,249	$155,410	$53,589	$21,850	$61,119
Depreciation and amortization	39,574	39,630	41,690	42,150	41,326
Loss (gain) on sales of properties	(26)	(118,168)	(12,619)	(33,120)	(17,036)
Noncontrolling interests	(87)	(87)	(87)	(81)	(87)

Funds from operations	$68,710	$76,785	$82,573	$30,799	$85,322

Average common shares outstanding:
Basic	86,100	89,294	96,040	103,329	108,214
Diluted	86,610	89,853	96,849	103,840	108,624

Per share data:
Net income attributable to common stockholders
Basic	$0.34	$1.74	$0.56	$0.21	$0.56
Diluted	0.34	1.73	0.55	0.21	0.56

Funds from operations
Basic	$0.80	$0.86	$0.86	$0.30	$0.79
Diluted	0.79	0.85	0.85	0.30	0.79
     The table below reflects the reconciliation of NOI for the periods presented. All amounts include amounts from discontinued operations, if applicable. Amounts are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2008	2008	2008	2008	2009

NOI Reconciliation:
Total revenues:
Investment properties:
Rental income:
Independent living/CCRCs	$13,414	$14,881	$18,545	$19,562	$19,996
Assisted living facilities	30,228	31,071	28,189	27,521	27,708
Skilled nursing facilities	40,100	40,260	40,687	40,595	41,731
Specialty care facilities	8,191	10,595	12,650	12,359	12,677

Investment property rental income	91,933	96,807	100,071	100,037	102,112
Interest income	9,092	9,175	10,910	10,886	9,953
Other income	1,296	1,533	1,219	3,850	895

Total investment property revenues	102,321	107,515	112,200	114,773	112,960
Medical office buildings:
Rental income	33,233	33,003	33,958	33,138	33,253
Other income	210	237	261	222	213

Total medical office building revenues	33,443	33,240	34,219	33,360	33,466
Corporate other income	210	115	575	793	376

Total revenues	135,974	140,870	146,994	148,926	146,802
Property operating expenses:
Investment properties	0	0	0	0	0
Medical office buildings	11,367	11,375	11,868	12,019	11,983
Non-segment/corporate	0	0	0	0	0

Total property operating expenses	11,367	11,375	11,868	12,019	11,983
Net operating income:
Investment properties	102,321	107,515	112,200	114,773	112,960
Medical office buildings	22,076	21,865	22,351	21,341	21,483
Non-segment/corporate	210	115	575	793	376

Net operating income	$124,607	$129,495	$135,126	$136,907	$134,819

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,
	2008		2008		2008		2008		2009

EBITDA Reconciliation:
Net income	$35,458		$161,259		$59,320		$27,389		$66,645
Interest expense	37,320		36,155		35,354		32,230		28,011
Income tax expense (benefit)	1,279		44		(153)		136		50
Depreciation and amortization	39,574		39,630		41,690		42,150		41,326

EBITDA	$113,631		$237,088		$136,211		$101,905		$136,032

Interest Coverage Ratio:
Interest expense	$37,320		$36,155		$35,354		$32,230		$28,011
Non-cash interest expense	(2,790)		(2,769)		(2,773)		(2,899)		(2,772)
Capitalized interest	5,167		5,063		6,364		8,435		9,865

Total interest	39,697		38,449		38,945		37,766		35,104
EBITDA	$113,631		$237,088		$136,211		$101,905		$136,032

Interest coverage ratio	2.86	x	6.17	x	3.50	x	2.70	x	3.88	x

Fixed Charge Coverage Ratio:
Total interest	$39,697		$38,449		$38,945		$37,766		$35,104
Secured debt principal payments	2,093		1,817		2,080		2,129		2,206
Preferred dividends	6,147		5,784		5,730		5,541		5,524

Total fixed charges	47,937		46,050		46,755		45,436		42,834
EBITDA	$113,631		$237,088		$136,211		$101,905		$136,032

Fixed charge coverage ratio	2.37	x	5.15	x	2.91	x	2.24	x	3.18	x
     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,
	2008		2008		2008		2008		2009

Adjusted EBITDA Reconciliation:
Net income	$144,565		$274,047		$303,603		$283,425		$314,613
Interest expense	149,056		150,031		147,596		141,059		131,750
Income tax expense (benefit)	1,456		1,569		1,439		1,306		77
Depreciation and amortization	155,339		159,422		160,975		163,045		164,797
Stock-based compensation expense	7,723		7,853		8,024		8,530		11,360
Provision for loan losses	0		0		0		94		234
Loss (gain) on extinguishment of debt	(2,407)		(2,407)		(3,175)		(2,094)		(2,446)

Adjusted EBITDA	$455,732		$590,515		$618,462		$595,365		$620,385

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$149,056		$150,031		$147,596		$141,059		$131,750
Capitalized interest	15,367		17,860		21,062		25,029		29,727
Non-cash interest expense	(9,752)		(11,047)		(11,325)		(11,231)		(11,214)
Secured debt principal payments	8,149		8,066		8,137		8,119		8,232
Preferred dividends	24,960		24,427		23,840		23,201		22,579

Total fixed charges	187,780		189,337		189,310		186,177		181,074
Adjusted EBITDA	$455,732		$590,515		$618,462		$595,365		$620,385

Adjusted fixed charge coverage ratio	2.43	x	3.12	x	3.27	x	3.20	x	3.43	x

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
          Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for further information regarding significant accounting policies that impact us. There have been no material changes to these policies in 2009. See Note 2 to our consolidated financial statements for the impact of new accounting pronouncements.
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

As a result of our quarterly evaluations, we recorded a $140,000 addition to the allowance for loan losses during the three months ended March 31, 2009 , resulting in an allowance for loan losses of $7,640,000 relating to loans with outstanding balances of $121,363,000. Also at March 31, 2009, we had loans with outstanding balances of $72,721,000 on non-accrual status.

Nature of Critical	Assumptions/Approach
Accounting Estimate	Used

Business Combinations

Substantially all of the properties owned by us are leased under operating leases and are recorded at cost. The cost of our real property is allocated to land, buildings, improvements and intangibles in accordance with Statement of Financial Accounting Standards No. 141(R), Business Combinations adopted for business combinations subsequent to January 1, 2009.
We compute depreciation and amortization on our properties using the straight-line method based on their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. Lives for intangibles are based on the remaining term of the underlying leases.

For the three months ended March 31, 2009, we recorded $30,645,000, $8,201,000 and $2,480,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 35.5 years, 10.9 years and 8.5 years, respectively, for the three months ended March 31, 2009.

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

We did not record any impairment charges for the three months ended March 31, 2009.

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
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. We were not party to any derivative instruments at March 31, 2009.

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

For the three months ended March 31, 2009, we recognized $9,953,000 of interest income and $135,365,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $7,889,000 as compared to gross straight-line rental income recognized of $5,030,000 for the three months ended March 31, 2009. At March 31, 2009, our straight-line receivable balance was $42,104,000, net of reserves totaling $251,000. Also at March 31, 2009, we had loans with outstanding balances of $72,721,000 on non-accrual status.
Forward-Looking Statements and Risk Factors
          This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of properties; the performance of its operators and properties; its occupancy rates; its ability to acquire or develop properties; its ability to manage properties; its ability to enter into agreements with viable new tenants for vacant space or for properties that the company takes back from financially troubled tenants, if any; its ability to make distributions; its policies and plans regarding investments, financings and other matters; its tax status as a real estate investment trust; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; its critical accounting policies; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The company’s expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies; operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and senior housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with profitable results; the failure to make new investments as and when anticipated; the failure of closings to occur as and when anticipated; acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant bankruptcies or insolvencies; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention. Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	March 31, 2009		December 31, 2008
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$1,823,277	$(100,361)	$1,845,000	$(112,438)

Secured debt	446,172	(17,943)	448,378	(17,966)

Totals	$2,269,449	$(118,304)	$2,293,378	$(130,404)

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
          Our variable rate debt, including our unsecured line of credit arrangement, is reflected at fair value. At March 31, 2009, we had $335,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $3,350,000. At December 31, 2008, we had $570,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $5,700,000.
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
PART II. OTHER INFORMATION
Item 1A. Risk Factors
          Except as provided in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Risk Factors,” there have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES (1)

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the Plans or
Period	Purchased (2)	Paid Per Share	Plans or Programs (3)	Programs
January 1, 2009 through January 31, 2009	64,103	$37.60
February 1, 2009 through February 28, 2009
March 1, 2009 through March 31, 2009	683	$32.89
Totals	64,786	$37.55

(1)	In March 2009, the company purchased $5,000,000 of senior unsecured convertible notes due December 2026 and $5,000,000 of senior unsecured convertible notes due July 2027, which would have been convertible into cash in the future, and under certain circumstances, shares of our common stock.

(2)	During the three months ended March 31, 2009, the company acquired shares of common stock held by employees who tendered owned shares to satisfy the tax withholding on the lapse of certain restrictions on restricted stock.

(3)	No shares were purchased as part of publicly announced plans or programs.

Item 6. Exhibits
10.1	Employment Agreement, dated January 19, 2009, between Health Care REIT, Inc. and John T. Thomas (filed with the SEC as Exhibit 10.10 to Health Care REIT, Inc.’s Form 10-K filed March 2, 2009, and incorporated herein by reference thereto).

10.2	Consulting Agreement, dated February 1, 2009, between Health Care REIT, Inc. and Raymond W. Braun (filed with the SEC as Exhibit 10.15(a) to Health Care REIT, Inc.’s Form 10-K filed March 2, 2009, and incorporated herein by reference thereto).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HEALTH CARE REIT, INC.

Date: May 7, 2009	By:	/s/ George L. Chapman

George L. Chapman,
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 7, 2009	By:	/s/ Scott A. Estes

Scott A. Estes,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2009	By:	/s/ Paul D. Nungester, Jr.

Paul D. Nungester, Jr.,
Vice President and Controller
(Principal Accounting Officer)