Form 10-Q
period 2009-06-30
HEALTH CARE REIT INC /DE/
filed 2009-08-06
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2009, the registrant had 111,887,972 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned:
Land and land improvements	$518,213	$504,907
Buildings and improvements	4,715,571	4,653,871
Acquired lease intangibles	133,480	133,324
Real property held for sale, net of accumulated depreciation	48,824	48,054
Construction in progress	730,381	639,419

Gross real property owned	6,146,469	5,979,575
Less accumulated depreciation and amortization	(636,325)	(600,781)

Net real property owned	5,510,144	5,378,794
Real estate loans receivable:
Real estate loans receivable	488,856	482,885
Less allowance for losses on loans receivable	(7,640)	(7,500)

Net real estate loans receivable	481,216	475,385

Net real estate investments	5,991,360	5,854,179
Other assets:
Equity investments	2,531	1,030
Deferred loan expenses	23,197	23,579
Cash and cash equivalents	79,505	23,370
Restricted cash	18,833	154,070
Receivables and other assets	132,233	136,890

Total other assets	256,299	338,939

Total assets	$6,247,659	$6,193,118

Liabilities and equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$342,000	$570,000
Senior unsecured notes	1,811,590	1,831,151
Secured debt	543,842	446,525
Accrued expenses and other liabilities	89,290	107,157

Total liabilities	2,786,722	2,954,833
Equity:
Preferred stock, $1.00 par value:	288,713	289,929
Authorized — 50,000,000 shares
Issued and outstanding — 11,475,093 shares at June 30, 2009 and 11,516,302 shares at December 31, 2008
Common stock, $1.00 par value:	111,733	104,635
Authorized — 225,000,000 shares
Issued — 111,975,546 shares at June 30, 2009 and 104,835,626 shares at December 31, 2008
Outstanding — 111,778,553 shares at June 30, 2009 and 104,703,702 shares at December 31, 2008
Capital in excess of par value	3,454,399	3,204,690
Treasury stock	(7,587)	(5,145)
Cumulative net income	1,485,798	1,354,400
Cumulative dividends	(1,886,583)	(1,723,819)
Accumulated other comprehensive income	(1,016)	(1,113)
Other equity	5,369	4,105

Total Health Care REIT, Inc. stockholders’ equity	3,450,826	3,227,682
Noncontrolling interests	10,111	10,603

Total equity	3,460,937	3,238,285

Total liabilities and equity	$6,247,659	$6,193,118

NOTE:	The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Revenues:
Rental income	$130,291	$118,125	$260,420	$231,203
Interest income	10,158	9,175	20,111	18,267
Other income	1,237	1,885	2,721	3,601

Total revenues	141,686	129,185	283,252	253,071

Expenses:
Interest expense	26,698	33,335	53,941	67,844
Property operating expenses	11,525	10,697	22,943	21,409
Depreciation and amortization	39,608	35,437	79,297	70,637
General and administrative	11,062	10,575	28,424	22,904
Gain on extinguishment of debt	0	0	(1,678)	(1,326)
Provision for loan losses	0	0	140	0

Total expenses	88,893	90,044	183,067	181,468

Income from continuing operations before income taxes	52,793	39,141	100,185	71,603
Income tax (expense) benefit	(21)	(44)	(72)	(1,323)

Income from continuing operations	52,772	39,097	100,113	70,280

Discontinued operations:
Net gain on sales of properties	10,677	118,168	27,713	118,194
Income from discontinued operations, net	1,310	3,994	3,577	8,242

Discontinued operations, net	11,987	122,162	31,290	126,436

Net income	64,759	161,259	131,403	196,716

Less: Preferred stock dividends	5,516	5,784	11,039	11,931
Net income attributable to noncontrolling interests	3	65	5	127

Net income attributable to common stockholders	$59,240	$155,410	$120,359	$184,658

Average number of common shares outstanding:
Basic	110,864	89,294	109,548	87,698
Diluted	111,272	89,853	109,956	88,223

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.43	$0.37	$0.81	$0.66
Discontinued operations, net	0.11	1.37	0.29	1.44

Net income attributable to common stockholders*	$0.53	$1.74	$1.10	$2.11

Diluted:
Income from continuing operations attributable to common stockholders	$0.42	$0.37	$0.81	$0.66
Discontinued operations, net	0.11	1.36	0.28	1.43

Net income attributable to common stockholders*	$0.53	$1.73	$1.09	$2.09

Dividends declared and paid per common share	$0.68	$0.68	$1.36	$1.34

*	Amounts may not sum due to rounding
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES
(in thousands)

	Six Months Ended June 30, 2009
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total

Balances at beginning of period	$289,929	$104,635	$3,204,690	$(5,145)	$1,354,400	$(1,723,819)	$(1,113)	$4,105	$10,603	$3,238,285
Comprehensive income:
Net income					131,398				5	131,403
Other comprehensive income:
Unrealized gain (loss) on equity investments							178			178
Cash flow hedge activity							(81)			(81)

Total comprehensive income										131,500

Contributions by noncontrolling interests									1,349	1,349
Distributions to noncontrolling interests									(1,846)	(1,846)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		851	30,137	(2,442)						28,546
Net proceeds from sale of common stock		6,217	218,386							224,603
Conversion of preferred stock	(1,216)	30	1,186							0
Option compensation expense								1,264		1,264
Cash dividends paid:
Common stock-$1.36 per share						(151,725)				(151,725)
Preferred stock, Series D-$0.9844 per share						(3,938)				(3,938)
Preferred stock, Series E-$0.7500 per share						(56)				(56)
Preferred stock, Series F-$0.9532 per share						(6,672)				(6,672)
Preferred stock, Series G-$0.9376 per share						(373)				(373)

Balances at end of period	$288,713	$111,733	$3,454,399	$(7,587)	$1,485,798	$(1,886,583)	$(1,016)	$5,369	$10,111	$3,460,937

	Six Months Ended June 30, 2008
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total

Balances at beginning of period	$330,243	$85,412	$2,394,099	$(3,952)	$1,071,101	$(1,446,959)	$(7,381)	$2,701	$9,687	$2,434,951
Comprehensive income:
Net income					196,589				127	196,716
Other comprehensive income:
Unrealized gain (loss) on equity investments							(589)			(589)
Cash flow hedge activity							(576)			(576)

Total comprehensive income										195,551

Contributions by noncontrolling interests									243	243
Distributions to noncontrolling interests									(410)	(410)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		975	42,060	(1,158)				(87)		41,790
Proceeds from issuance of common shares		3,000	115,555							118,555
Conversion of preferred stock	(24,562)	594	23,968							0
Option compensation expense								934		934
Cash dividends paid:
Common stock-$1.34 per share						(118,411)				(118,411)
Preferred stock, Series D-$0.9844 per share						(3,938)				(3,938)
Preferred stock, Series E-$0.7500 per share						(56)				(56)
Preferred stock, Series F-$0.9532 per share						(6,672)				(6,672)
Preferred stock, Series G-$0.9376 per share						(1,265)				(1,265)

Balances at end of period	$305,681	$89,981	$2,575,682	$(5,110)	$1,267,690	$(1,577,301)	$(8,546)	$3,548	$9,647	$2,661,272

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Operating activities
Net income	$131,403	$196,716
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	82,057	79,203
Other amortization expenses	7,254	5,890
Provision for loan losses	140	0
Stock-based compensation expense	7,659	5,254
Loss (gain) on extinguishment of debt, net	(1,678)	(1,326)
Rental income less than (in excess of) cash received	5,217	528
Amortization related to above (below) market leases, net	(724)	(462)
(Gain) loss on sales of properties	(27,713)	(118,194)
Deferred gain on sales of properties	0	3,708
Increase (decrease) in accrued expenses and other liabilities	(15,875)	6,996
Decrease (increase) in receivables and other assets	(3,407)	(1,654)

Net cash provided from (used in) operating activities	184,333	176,659

Investing activities
Investment in real property	(298,359)	(533,978)
Capitalized interest	(20,891)	(10,230)
Investment in real estate loans receivable	(37,046)	(67,352)
Other investments, net of payments	10,696	(9,763)
Principal collected on real estate loans receivable	31,077	13,401
Decrease (increase) in restricted cash	135,237	(132,126)
Proceeds from sales of real property	132,285	183,081
Other	(13,252)	(5,503)

Net cash provided from (used in) investing activities	(60,253)	(562,470)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	(228,000)	437,000
Principal payments on senior unsecured notes	(19,796)	(42,330)
Net proceeds from the issuance of secured debt	133,071	0
Principal payments on secured debt	(35,791)	(40,612)
Net proceeds from the issuance of common stock	249,196	157,094
Decrease (increase) in deferred loan expenses	(3,364)	(23)
Contributions by noncontrolling interests	1,349	243
Distributions to noncontrolling interests	(1,846)	(410)
Cash distributions to stockholders	(162,764)	(130,342)

Net cash provided from (used in) financing activities	(67,945)	380,620

Increase (decrease) in cash and cash equivalents	56,135	(5,191)
Cash and cash equivalents at beginning of period	23,370	30,269

Cash and cash equivalents at end of period	$79,505	$25,078

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of June 30, 2009, our broadly diversified portfolio consisted of 620 properties in 39 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on our website at www.hcreit.com.
2. Accounting Policies and Related Matters
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily an indication of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Current Report on Form 8-K filed May 7, 2009.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 concerning an entity’s derivative instruments and hedging activities. The provisions of SFAS 161 were effective on January 1, 2009. The adoption of SFAS 161 did not have a material impact on us as there were no derivatives instruments outstanding at June 30, 2009.
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
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. The adoption of FSP 107-1 did not have a material impact on our consolidated balance sheet or consolidated statement of income although additional disclosures will be necessary. See Note 15 for additional information.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). FAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events (either the date the financial statements were issued or the date they were available to be issued) and the basis for the selection of that date. See Note 18 for the related disclosures. The adoption of SFAS No. 165 in the second quarter of 2009 did not have a material impact on our financial statements.
     We adopted FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”) in the second quarter of 2009. FSP FAS No. 157-4 clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The adoption of FSP FAS No. 157-4 did not have a material impact on our financial statements.
3. Real Property Acquisitions and Development
     The following is a summary of our real property investment activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2009			June 30, 2008
	Investment	Medical Office		Investment	Medical Office
	Properties	Buildings	Totals	Properties	Buildings	Totals
Real property acquisitions:
Independent living/CCRCs	$0		$0	$68,300		$68,300
Assisted living facilities			0	45,490		45,490
Specialty care facilities			0	142,300		142,300
Medical office buildings		$0	0		$47,853	47,853
Land parcels			0	10,000		10,000

Total acquisitions	0	0	0	266,090	47,853	313,943
Less: Assumed debt			0		0	0
Assumed other assets (liabilities), net			0		(967)	(967)

Cash disbursed for acquisitions	0	0	0	266,090	46,886	312,976
Construction in progress additions:
Independent living/CCRCs	99,055		99,055	112,345		112,345
Assisted living facilities	94,021		94,021	50,290		50,290
Skilled nursing facilities	15,935		15,935	8,736		8,736
Specialty care facilities	51,855		51,855	35,726		35,726
Medical office buildings		45,749	45,749		13,628	13,628

Total construction in progress additions	260,866	45,749	306,615	207,097	13,628	220,725
Less: Capitalized interest	(17,603)	(3,288)	(20,891)	(9,794)	(436)	(10,230)

Cash disbursed for construction in progress	243,263	42,461	285,724	197,303	13,192	210,495
Capital improvements to existing properties	7,762	4,873	12,635	7,828	2,679	10,507

Total cash invested in real property	$251,025	$47,334	$298,359	$471,221	$62,757	$533,978

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

	Six Months Ended
	June 30, 2009			June 30, 2008
	Investment	Medical Office		Investment	Medical Office
	Properties	Buildings	Totals	Properties	Buildings	Totals
Development projects:
Independent living/CCRCs	$102,620		$102,620	$91,218		$91,218
Assisted living facilities	94,870		94,870	14,516		14,516
Skilled nursing facilities	14,561		14,561			0
Specialty care facilities	0		0	35,151		35,151
Medical office buildings		$0	0		$0	0

Total development projects	212,051	0	212,051	140,885	0	140,885
Expansion projects	3,601		3,601	23,718		23,718

Total construction in progress conversions	$215,652	$0	$215,652	$164,603	$0	$164,603

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
4. Real Estate Intangibles
     The following is a summary of our real estate intangibles as of the dates indicated (dollars in thousands):

	June 30, 2009	December 31, 2008
Assets:
In place lease intangibles	$81,500	$81,500
Above market tenant leases	9,658	9,658
Below market ground leases	39,806	39,806
Lease commissions	2,516	2,360

Gross historical cost	133,480	133,324
Accumulated amortization	(37,591)	(31,452)

Net book value	$95,889	$101,872

Weighted-average amortization period in years	29.7	28.9

Liabilities:
Below market tenant leases	$25,265	$25,265
Above market ground leases	3,419	3,419

Gross historical cost	28,684	28,684
Accumulated amortization	(10,664)	(8,671)

Net book value	$18,020	$20,013

Weighted-average amortization period in years	8.7	8.9
5. Dispositions, Assets Held for Sale and Discontinued Operations
     At June 30, 2009, we had six skilled nursing facilities and 14 medical office buildings that satisfied the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for held for sale treatment. We did not recognize any impairment loss on these properties in 2009 as the fair value less estimated costs to sell exceeded our carrying values. During the year ended December 31, 2008, an impairment charge of $32,648,000 was recorded to reduce the carrying value of the 14 medical office buildings to their estimated fair value less costs to sell. In determining the fair value of the medical office buildings, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2009			June 30, 2008
	Investment	Medical Office		Investment	Medical Office
	Properties	Buildings	Totals	Properties	Buildings	Totals
Real property dispositions:
Independent living/CCRCs	$24,340		$24,340	$15,547		$15,547
Assisted living facilities	20,537		20,537	105,244		105,244
Skilled nursing facilities	18,854		18,854	3,672		3,672
Specialty care facilities	40,841		40,841	0		0
Medical office buildings		$0	0	0	$0	0
Land parcels			0	73		73

Total dispositions	104,572	0	104,572	124,536	0	124,536
Less: Gain/(loss) on sales of real property	27,713		27,713	118,194		118,194
Seller financing on sales of real property			0	(59,649)		(59,649)

Proceeds from real property sales	$132,285	$0	$132,285	$183,081	$0	$183,081

     In accordance with Statement No. 144, we have reclassified the income and expenses attributable to all properties sold and attributable to properties held for sale at June 30, 2009 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact of Statement No. 144 as a result of classifying properties as discontinued operations for the periods presented (in thousands):

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Rental income	$3,586	$11,685	$8,822	$23,773

Expenses:
Interest expense	634	2,820	1,402	5,632
Property operating expenses	519	678	1,083	1,333
Provision for depreciation	1,123	4,193	2,760	8,566

Income from discontinued operations, net	$1,310	$3,994	$3,577	$8,242

6. Real Estate Loans Receivable
     All real estate loans receivable are in our investment property segment. The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2009	June 30, 2008
Advances on real estate loans receivable:
Investments in new loans	$1,921	$117,763
Draws on existing loans	35,125	9,238

Total gross investments in real estate loans	37,046	127,001
Less: Seller financing on sales of real property	0	(59,649)

Net cash advances on real estate loans receivable	37,046	67,352

Receipts on real estate loans receivable:
Loan payoffs	18,440	8,815
Principal payments on loans	12,637	4,586

Total principal receipts on real estate loans	31,077	13,401

Net cash advances (receipts) on real estate loans receivable	$5,969	$53,951

7. Customer Concentration
     At June 30, 2009, we had 64 investment property operators and over 800 medical office building tenants. The following table summarizes certain information about our customer concentration as of June 30, 2009 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment	Investment (2)
Concentration by investment (1):
Senior Living Communities, LLC	10	$385,455	6%
Signature Healthcare LLC	34	310,812	5%
Brookdale Senior Living, Inc.	86	305,329	5%
Emeritus Corporation	21	242,764	4%
Life Care Centers of America, Inc.	20	207,640	4%
Remaining portfolio	449	4,547,000	76%

Totals	620	$5,999,000	100%

	Number of	Total	Percent of
	Properties	Revenue (3)	Revenue (4)
Concentration by revenue (1):
Signature Healthcare LLC	34	$20,068	7%
Brookdale Senior Living, Inc.	86	19,507	7%
Life Care Centers of America, Inc.	20	16,418	6%
Emeritus Corporation	21	14,776	5%
Merrill Gardens LLC	13	10,802	4%
Remaining portfolio	446	207,782	70%
Other income	n/a	2,721	1%

Totals	620	$292,074	100%

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(1)	All of our top five customers are in our investment properties segment.

(2)	Investments with our top five customers comprised 25% of total investments at December 31, 2008.

(3)	Revenues include gross revenues and revenues from discontinued operations for the six months ended June 30, 2009.

(4)	Revenues from our top five customers were 31% of total revenues for the six months ended June 30, 2008.
8. Borrowings Under Line of Credit Arrangement and Related Items
     At June 30, 2009, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1,150,000,000, which is scheduled to expire on August 5, 2011 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.91% at June 30, 2009). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at June 30, 2009. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at June 30, 2009. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement.
     The following information relates to aggregate borrowings under the unsecured line of credit arrangement for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance outstanding at quarter end	$342,000	$744,000	$342,000	$744,000
Maximum amount outstanding at any month end	$342,000	$744,000	$559,000	$744,000
Average amount outstanding (total of daily principal balances divided by days in period)	$273,242	$542,766	$344,724	$474,726
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	1.77%	3.54%	1.68%	4.05%
9. Senior Unsecured Notes and Secured Debt
     We have $1,811,590,000 of senior unsecured notes with annual interest rates ranging from 4.75% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $1,823,277,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 10 for further discussion regarding derivative instruments. During the six months ended June 30, 2009, we extinguished $21,723,000 of senior unsecured notes principal for $19,796,000 and recognized debt extinguishment gains of $1,678,000.
     We have secured debt totaling $543,842,000, collateralized by owned properties, with annual interest rates ranging from 4.89% to 8.08%. The carrying amounts of the secured debt represent the par value of $545,658,000 adjusted for any unamortized fair value adjustments. The carrying values of the properties securing the debt totaled $858,254,000 at June 30, 2009. During the six months ended June 30, 2009, we completed a $133,071,000 first mortgage loan secured by 12 senior housing properties with multiple levels of service. The 10-year debt has a fixed interest rate of 6.10%. During the six months ended June 30, 2009, we extinguished $20,928,000 of secured debt prior to maturity.
     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2009, we were in compliance with all of the covenants under our debt agreements.
     At June 30, 2009, the annual principal payments due on these debt obligations are as follows (in thousands):

	Senior	Secured
	Unsecured Notes (1)	Debt (1)	Totals
2009	$0	$4,699	$4,699
2010	0	16,662	16,662
2011	0	53,954	53,954
2012	238,277	15,431	253,708
2013	300,000	64,052	364,052
Thereafter	1,285,000	390,860	1,675,860

Totals	$1,823,277	$545,658	$2,368,935

(1)	Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

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
     On May 6, 2004, we entered into two interest rate swap agreements (the “2004 Swaps”) for a total notional amount of $100,000,000 to hedge changes in fair value attributable to changes in the LIBOR swap rate of $100,000,000 of fixed rate debt with a maturity date of November 15, 2013. The 2004 Swaps were treated as fair-value hedges for accounting purposes and we utilized the short-cut method to assess effectiveness. The 2004 Swaps were with highly rated counterparties in which we received a fixed rate of 6.0% and paid a variable rate based on six-month LIBOR plus a spread. On September 12, 2007, we terminated the 2004 Swaps and we received a $2,125,000 cash settlement. The unamortized amount of this settlement at June 30, 2009 was $1,465,000 ($1,634,000 at December 31, 2008) and is recorded as an adjustment to the hedged item. This amount will be amortized to interest expense over the life of the hedged debt using the effective interest method. For the three and six months ended June 30, 2009, $84,000 and $169,000 of amortization was recognized as a reduction to senior unsecured notes interest expense, respectively. For the three and six months ended June 30, 2008, $84,000 and $169,000 of amortization was recognized as a reduction to senior unsecured notes interest expense, respectively.
     On July 2, 2007, we entered into two forward-starting interest rate swaps (the “July 2007 Swaps”), with an aggregate notional amount of $200,000,000, that were designated as cash flow hedges of the variability in forecasted interest payments attributable to changes in the LIBOR swap rate, on long-term fixed rate debt forecasted to be issued in 2007. The July 2007 Swaps had the economic effect of fixing $200,000,000 of our debt at 4.913% for five years. The July 2007 Swaps were settled on July 17, 2007, which was the date that the forecasted debt was priced. The cash settlement value of these contracts at July 17, 2007 was $733,000. This amount represented the effective portion of the hedges as there was no hedge ineffectiveness. Therefore, the $733,000 settlement value was deferred in accumulated other comprehensive income (“AOCI”) and will be amortized to interest expense using the effective interest method. The unamortized amount of AOCI related to these contracts at June 30, 2009 is $448,000 ($521,000 at December 31, 2008). For the three and six months ended June 30, 2009, we reclassified $37,000 and $74,000, respectively, out of AOCI as a reduction of interest expense. For the three and six months ended June 30, 2008, we reclassified $37,000 and $74,000, respectively, out of AOCI as a reduction of interest expense.
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
11. Commitments and Contingencies
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2009. At June 30, 2009, our obligation under the letter of credit was $2,450,000.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide liability and property insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2013. At June 30, 2009, our obligation under the letter of credit was $1,000,000.
     We have an outstanding letter of credit issued for the benefit of a village in Illinois that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a property. Our obligation to provide the letter of credit terminates in 2010. At June 30, 2009, our obligation under the letter of credit was $129,057.
     We have an outstanding letter of credit issued for the benefit of a municipality in Pennsylvania in connection with the completion and installation of certain property improvements by one of our subsidiaries. The improvements are expected to be completed in 2009. At June 30, 2009, our obligation under the letter of credit was $485,810.
     We have an outstanding letter of credit issued for the benefit of a lender as additional credit support for a secured loan of a medical office building. Our obligation to provide the letter of credit terminates when the building’s occupancy thresholds are met with qualified leases. At June 30, 2009, our obligation under the letter of credit was $475,000.
     At June 30, 2009, we had outstanding construction financings of $730,381,000 for leased properties and were committed to providing additional financing of approximately $458,811,000 to complete construction. At June 30, 2009, we had contingent purchase obligations totaling $3,503,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon an operator satisfying certain conditions such as payment coverage and value tests. Rents due from the tenant are increased to reflect the additional investment in the property.
     At June 30, 2009, we had operating lease obligations of $161,928,000 relating to certain ground leases and company office space. We incurred rental expense relating to our company office space of $300,000 and $597,000 for the three and six months ended June 30, 2009, respectively, as compared to $267,000 and $544,000 for the same periods in 2008. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At June 30, 2009, aggregate future minimum rentals to be received under these noncancelable subleases totaled $30,112,000.
     At June 30, 2009, future minimum lease payments due under operating leases are as follows (in thousands):

2009	$2,077
2010	4,129
2011	4,235
2012	3,916
2013	3,927
Thereafter	143,644

Totals	$161,928

12. Stockholders’ Equity
     Preferred Stock. During the six months ended June 30, 2009, certain holders of our Series E Cumulative Convertible Preferred Stock converted 609 shares into 466 shares of our common stock, leaving 74,380 of such shares outstanding at June 30, 2009. During the six months ended June 30, 2009, certain holders of our Series G Cumulative Convertible Preferred Stock converted 40,600 shares into 29,056 shares of our common stock, leaving 400,713 of such shares outstanding at June 30, 2009.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Common Stock. The following is a summary of our common stock issuances during the six months ended June 30, 2009 and 2008 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
2008 Dividend reinvestment plan issuances	812,815	43.63	35,461	35,461
2008 Option exercises	103,607	29.71	3,078	3,078

2008 Totals	3,916,422		$162,859	$157,094

February 2009 public issuance	5,816,870	$36.85	$214,352	$210,880
2009 Equity shelf plan issuances	400,000	36.05	14,420	13,723
2009 Dividend reinvestment plan issuances	741,282	33.18	24,593	24,593

2009 Totals	6,958,152		$253,365	$249,196

     On February 20, 2009, we paid a dividend of $0.68 per share to stockholders of record on January 31, 2009. These dividends related to the period from October 1, 2008 through December 31, 2008. On May 20, 2009, we paid a dividend of $0.68 per share to stockholders of record on May 11, 2009. These dividends related to the period from January 1, 2009 to March 31, 2009.
Comprehensive Income
     The following is a summary of accumulated other comprehensive income as of the dates indicated (in thousands):

	June 30, 2009	December 31, 2008
Fair value of cash flow hedges	$555	$635
Unrecognized gains (losses) on equity investments	(861)	(1,038)
Unrecognized actuarial gains (losses)	(710)	(710)

Totals	$(1,016)	$(1,113)

     The following is a summary of comprehensive income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cash flow hedge activity	$(41)	$10,277	$(81)	$(576)
Unrecognized losses (gains) on equity investments	373	(349)	178	(589)

Total other comprehensive income	332	9,928	97	(1,165)
Net income attributable to controlling interests	64,756	161,194	131,398	196,589

Comprehensive income attributable to controlling interests	65,088	171,122	131,495	195,424
Net and comprehensive income attributable to noncontrolling interests	3	65	5	127

Total comprehensive income	$65,091	$171,187	$131,500	$195,551

Other Equity
     Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $182,000 and $1,264,000 for the three and six months ended June 30, 2009, respectively, as compared to $237,000 and $934,000 for the same periods in 2008.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
13. Stock Incentive Plans
     Our 2005 Long-Term Incentive Plan, as amended and restated effective May 7, 2009, authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan continue to vest through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three years for non-employee directors to five years for officers and key employees. Options expire ten years from the date of grant.
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Dividend yield (1)	7.35%	6.47%
Expected volatility	29.36%	20.52%
Risk-free interest rate	2.33%	3.42%
Expected life (in years)	7.0	6.5
Weighted-average fair value (1)	$4.38	$6.25

(1)	Certain options granted to employees in 2008 include dividend equivalent rights (“DERs”). The fair value of options with DERs also includes the net present value of projected future dividend payments over the expected life of the option discounted at the dividend yield rate.
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
Option Award Activity
     The following table summarizes information about stock option activity for the six months ended June 30, 2009:

	Number
	of	Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000’s)	Exercise Price	Contract Life (years)	Value ($000’s)
Options at beginning of year	817	$38.29	8.2
Options granted	366	37.00
Options terminated	(5)	40.57

Options at end of period	1,178	$37.88	8.1	$709

Options exercisable at end of period	503	$36.68	6.5	$709
Weighted average fair value of options granted during the period		$4.38
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at June 30, 2009. There were no option exercises during the six months ended June 30, 2009. During the six months ended June 30, 2008, the aggregate intrinsic value of options exercised under our stock incentive plans was $1,755,000 (determined as of the date of option exercise). Cash received from option exercises under our stock incentive plans for the six months ended June 30, 2008 was $3,078,000.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     As of June 30, 2009, there was approximately $2,243,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of June 30, 2009, there was approximately $8,275,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.
     The following table summarizes information about non-vested stock incentive awards as of June 30, 2009 and changes for the six months ended June 30, 2009:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value
Non-vested at December 31, 2008	534	$6.98	443	$41.95
Vested	(220)	7.41	(193)	41.51
Granted	366	4.38	160	37.07
Terminated	(5)	6.14	(2)	40.65

Non-vested at June 30, 2009	675	$5.44	408	$40.26

14. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share — net income attributable to common stockholders	$59,240	$155,410	$120,359	$184,658

Denominator for basic earnings per share — weighted average shares	110,864	89,294	109,548	87,698
Effect of dilutive securities:
Employee stock options	0	104	0	70
Non-vested restricted shares	408	455	408	455

Dilutive potential common shares	408	559	408	525

Denominator for diluted earnings per share — adjusted weighted average shares	111,272	89,853	109,956	88,223

Basic earnings per share	$0.53	$1.74	$1.10	$2.11

Diluted earnings per share	$0.53	$1.73	$1.09	$2.09

     The diluted earnings per share calculation excludes the dilutive effect of 1,100,000 stock options for the three and six months ended June 30, 2009 because the exercise prices were greater than the average market price. The diluted earnings per share calculation excludes the dilutive effect of 0 and 121,000 stock options for the three and six months ended June 30, 2008, respectively, because the exercise prices were greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock, the Series G Cumulative Convertible Preferred Stock, the $340,000,000 senior unsecured convertible notes due December 2026 and the $395,000,000 senior unsecured convertible notes due July 2027 were not included in these calculations as the effect of the conversions into common stock was anti-dilutive for the relevant periods presented.
     We adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“EITF 03-6-1”), effective January 1, 2009, which required retrospective application. EITF 03-6-1 clarifies that instruments granted in share-based payment transactions that are considered to be participating securities prior to vesting should be included in the earnings allocation under the two-class method of calculating earnings per share. We determined that our restricted shares granted under our long-term incentive plans are participating securities because the restricted shares participate in non-forfeitable dividends prior to vesting. Applying EITF 03-6-1 did not have an impact on previously reported amounts for any period presented.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
15. Disclosure about Fair Value of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
Mortgage Loans and Other Real Estate Loans Receivable — The fair value of mortgage loans and other real estate loans receivable is generally estimated by discounting the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
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
     The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Mortgage loans receivable	$124,812	$127,541	$137,292	$143,285
Other real estate loans receivable	364,044	364,671	345,593	302,584
Equity investments	2,531	2,531	1,030	1,030
Cash and cash equivalents	79,505	79,505	23,370	23,370

Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$342,000	$342,000	$570,000	$570,000
Senior unsecured notes	1,823,277	1,718,132	1,847,247	1,605,770
Secured debt	545,658	550,347	446,525	452,262
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

	Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Equity investments (1)	$739	$739	$0	$0

Totals	$739	$739	$0	$0

(1)	Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.
16. Segment Reporting
     We invest in senior housing and health care real estate. We evaluate our business and make resource allocations on our two business segments — investment properties and medical office buildings. Under the investment property segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our primary investment property types include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and specialty care facilities. Under the medical office building segment, our properties are typically leased to multiple tenants and generally require a certain level of property management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008). There are no intersegment sales or transfers. We evaluate performance based upon net operating income of the combined properties in each segment. Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate office equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income. Summary information for the reportable segments during the three months ended June 30, 2009 and 2008 is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income (1)	Income	Income	Revenues (1)	Expenses (1)	Income (2)	Amortization (1)	Expense (1)	Assets
Three months ended June 30, 2009:
Investment Properties	$101,284	$10,158	$640	$112,082		$112,082	$28,818	$2,913	$4,677,894
Medical Office Buildings	32,593		234	32,827	$12,044	20,783	11,913	5,238	1,439,277
Non-segment/Corporate			363	363		363		19,181	130,488

	$133,877	$10,158	$1,237	$145,272	$12,044	$133,228	$40,731	$27,332	$6,247,659

Three months ended June 30, 2008:
Investment Properties	$96,807	$9,175	$1,533	$107,515		$107,515	$27,068	$1,675	$4,419,000
Medical Office Buildings	33,003		237	33,240	$11,375	21,865	12,562	5,394	1,313,505
Non-segment/Corporate			115	115		115		29,086	72,509

	$129,810	$9,175	$1,885	$140,870	$11,375	$129,495	$39,630	$36,155	$5,805,014

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income (1)	Income	Income	Revenues (1)	Expenses (1)	Income (2)	Amortization (1)	Expense (1)	Assets
Six months ended June 30, 2009:
Investment Properties	$203,396	$20,111	$1,534	$225,041		$225,041	$58,102	$4,557	$4,677,894
Medical Office Buildings	65,846		447	66,293	$24,026	42,267	23,955	10,451	1,439,277
Non-segment/Corporate			740	740		740		40,335	130,488

	$269,242	$20,111	$2,721	$292,074	$24,026	$268,048	$82,057	$55,343	$6,247,659

Six months ended June 30, 2008:
Investment Properties	$188,740	$18,267	$2,829	$209,836		$209,836	$53,477	$3,649	$4,419,000
Medical Office Buildings	66,236		447	66,683	$22,742	43,941	25,726	11,055	1,313,505
Non-segment/Corporate			325	325		325		58,772	72,509

	$254,976	$18,267	$3,601	$276,844	$22,742	$254,102	$79,203	$73,476	$5,805,014

(1)	Includes amounts from discontinued operations.

(2)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.
17. Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Supplemental cash flow information:
Interest paid	$71,188	$79,388
Income taxes paid	384	1,568

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from real property acquisitions:
Secured debt	$0	$0
Other liabilities	0	967
Other assets	0	0
18. Subsequent Events
     We have evaluated subsequent events for recognition or disclosure through the time we filed this Form 10-Q with the SEC on August 6, 2009 and noted only the following event requiring disclosure.
     Secured Debt. On August 6, 2009, we entered into a commitment with KeyBank Capital Markets, Inc. (“KeyBank”) for a $52 million first mortgage loan secured by nine senior housing properties. This loan matures in seven years and has a variable interest rate. In connection with the completion of the loan, we plan to enter into an interest rate swap for a total notional amount of $52 million with a term of seven years. KeyBank intends to sell the loan to Freddie Mac after the closing. This debt is the second in a series of loans with KeyBank and Freddie Mac. In April 2009, we closed on a 10-year, $133 million first mortgage loan secured by 12 senior housing properties.

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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The following tables illustrate the retrospective restatement of our previously reported consolidated statements of income amounts to reflect the application of SFAS 160 and FSP 14-1 as well as the SFAS 144 discontinued operation reclassifications for the periods indicated (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2008
	As Previously	FSP 14-1	SFAS 160	SFAS 144	As
	Reported	Adjustment	Adjustment	Adjustment	Adjusted
Revenues:
Rental income	$124,828	$0	$0	$(6,703)	$118,125
Interest income	9,175				9,175
Other income	1,885				1,885

	135,888	0	0	(6,703)	129,185

Expenses:
Interest and loan expenses	33,701	1,203		(1,569)	33,335
Property operating expenses	11,375			(678)	10,697
Depreciation and amortization	38,475			(3,038)	35,437
General and administrative	10,575				10,575
Loss (gain) on extinguishment of debt	0				0

	94,126	1,203	0	(5,285)	90,044

Income from continuing operations before income taxes and minority interests	41,762	(1,203)	0	(1,418)	39,141
Income tax (expense) benefit	(44)				(44)

Income before minority interests	41,718	(1,203)	0	(1,418)	39,097
Minority interests	(65)		65		0

Income from continuing operations	41,653	(1,203)	65	(1,418)	39,097
Discontinued operations:
Gain (loss) on sales of properties	118,168				118,168
Income from discontinued operations, net	2,576			1,418	3,994

	120,744	0	0	1,418	122,162

Net income	162,397	(1,203)	65	0	161,259
Less: Preferred stock dividends	5,784				5,784
Net income attributable to noncontrolling interests	0		65		65

Net income attributable to common stockholders	$156,613	$(1,203)	$0	$0	$155,410

Average number of common shares outstanding:
Basic	89,294	89,294	89,294	89,294	89,294
Diluted	89,853	89,853	89,853	89,853	89,853

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.40	$(0.01)	$0.00	$(0.02)	$0.37
Discontinued operations, net	1.35	0.00	0.00	0.02	1.37

Net income attributable to common stockholders	$1.75	$(0.01)	$0.00	$0.00	$1.74

Diluted:
Income from continuing operations attributable to common stockholders	$0.40	$(0.01)	$0.00	$(0.02)	$0.37
Discontinued operations, net	1.34	0.00	0.00	0.02	1.36

Net income attributable to common stockholders	$1.74	$(0.01)	$0.00	$0.00	$1.73

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Six Months Ended June 30, 2008
	As Previously	FSP 14-1	SFAS 160	SFAS 144	As
	Reported	Adjustment	Adjustment	Adjustment	Adjusted
Revenues:
Rental income	$244,868	$0	$0	$(13,665)	$231,203
Interest income	18,267				18,267
Other income	3,601				3,601

	266,736	0	0	(13,665)	253,071

Expenses:
Interest expense	68,567	2,407		(3,130)	67,844
Property operating expenses	22,742			(1,333)	21,409
Depreciation and amortization	76,874			(6,237)	70,637
General and administrative	22,904				22,904
Loss (gain) on extinguishment of debt	(1,326)				(1,326)

	189,761	2,407	0	(10,700)	181,468

Income from continuing operations before income taxes and minority interests	76,975	(2,407)	0	(2,965)	71,603
Income tax (expense) benefit	(1,323)				(1,323)

Income before minority interests	75,652	(2,407)	0	(2,965)	70,280
Minority interests	(127)		127		0

Income from continuing operations	75,525	(2,407)	127	(2,965)	70,280
Discontinued operations:
Gain (loss) on sales of properties	118,194				118,194
Income from discontinued operations, net	5,277			2,965	8,242

	123,471	0	0	2,965	126,436

Net income	198,996	(2,407)	127	0	196,716
Less: Preferred stock dividends	11,931				11,931
Net income attributable to noncontrolling interests	0		127		127

Net income attributable to common stockholders	$187,065	$(2,407)	$0	$0	$184,658

Average number of common shares outstanding:
Basic	87,698	87,698	87,698	87,698	87,698
Diluted	88,223	88,223	88,223	88,223	88,223

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.73	$(0.03)	$0.00	$(0.03)	$0.66
Discontinued operations, net	1.41	0.00	0.00	0.03	1.44

Net income attributable to common stockholders	$2.13	$(0.03)	$0.00	$0.00	$2.11

Diluted:
Income from continuing operations attributable to common stockholders	$0.72	$(0.03)	$0.00	$(0.03)	$0.66
Discontinued operations, net	1.40	0.00	0.00	0.03	1.43

Net income attributable to common stockholders	$2.12	$(0.03)	$0.00	$0.00	$2.09

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Current Report on Form 8-K filed May 7, 2009, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Executive Summary
Company Overview
     Health Care REIT, Inc. is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of June 30, 2009:

	Investments	Percentage of	Number of	# Beds/Units		Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.		metric (1)		States
Independent living/CCRCs	$1,157,784	19.2%	61	7,156	units	$173,994	per unit	20
Assisted living facilities	1,257,232	21.0%	179	11,022	units	120,253	per unit	30
Skilled nursing facilities	1,569,326	26.2%	223	30,223	beds	52,204	per bed	26
Specialty care facilities	609,628	10.2%	28	1,629	beds	505,199	per bed	13
Medical office buildings	1,405,030	23.4%	129	5,667,620	sq. ft.	262	per sq. ft.	23

Totals	$5,999,000	100.0%	620

(1)	Investment per metric was computed by using the total committed investment amount of $6,457,811,000, which includes net real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $5,999,000,000 and $458,811,000, respectively.
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
•	Liquidity. Liquidity has become increasingly important and we have concentrated our efforts on further strengthening our balance sheet. We raised over $1 billion in funds during 2008 from a combination of three common stock offerings, our dividend reinvestment plan, our new equity shelf program, property sales and loan payoffs. We generated an additional $399.9 million from these sources during the six months ended June 30, 2009. As always, we will continue to closely monitor the credit and capital markets for opportunities to raise reasonably priced capital.

•	Portfolio Management. Our investment approach has produced a portfolio that is very diverse with strong property level payment coverages. Yet, today’s adverse economic conditions can negatively impact even the strongest portfolio. Our portfolio management program is designed to maintain our portfolio’s strength through a combination of extensive industry research, stringent origination and underwriting protocols and a rigorous asset management process.

•	Investment Strategy. For the short-term, we expect to fund our ongoing development projects and will evaluate new investments selectively and only when funding sources are clearly identified. However, we will continue to strengthen our existing customer

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
     For the six months ended June 30, 2009, rental income and interest income represented 92% and 7%, respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
     Depending upon the availability and cost of external capital, we anticipate investing in additional properties. New investments are generally funded from temporary borrowings under our unsecured line of credit arrangement, internally generated cash and the proceeds from sales of real property. Our investments generate internal cash from rent and interest receipts and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under the unsecured line of credit arrangement, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence or assumption of secured debt. We expect to raise an additional $300,000,000 of secured debt during the third quarter of 2009. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments.
     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. During the six months ended June 30, 2009, we completed $351,423,000 of gross investments and $123,012,000 of investment payoffs, resulting in $228,411,000 of net new investments. We expect to complete gross new investments of approximately $600,000,000 during 2009, comprised of funded new development. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $200,000,000 to $300,000,000 resulting in net new investments of approximately $300,000,000 to $400,000,000 during 2009. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on hand, we expect to borrow under our unsecured line of credit arrangement. At June 30, 2009, we had $79,505,000 of cash and cash equivalents, $18,833,000 of restricted cash and $808,000,000 of available borrowing capacity under our unsecured line of credit arrangement.

Key Transactions in 2009
     We have completed the following key transactions to date in 2009:
•	our Board of Directors approved a quarterly cash dividend of $0.68 per share, which is consistent with the quarterly dividend paid for 2008. The dividend declared for the quarter ended June 30, 2009 represents the 153rd consecutive quarterly dividend payment;

•	we completed $351,423,000 of gross investments and had $123,012,000 of investment payoffs during the six months ended June 30, 2009;

•	we were added to the S&P 500 Index in January 2009;

•	we completed a public offering of 5,816,870 shares of common stock with net proceeds of approximately $210,880,000 in February 2009; and

•	we completed a $133,071,000 first mortgage loan secured by 12 senior housing properties with multiple levels of service in April 2009. The 10-year debt has a fixed interest rate of 6.10%. KeyBank Capital Markets, Inc. originated the loan and sold it to Freddie Mac in May 2009.
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2008	2008	2008	2008	2009	2009

Net income attributable to common stockholders	$29,249	$155,410	$53,589	$21,850	$61,119	$59,240
Funds from operations	68,710	76,785	82,573	30,799	85,322	89,207
Net operating income	124,607	129,495	135,126	136,907	134,819	133,228

Per share data (fully diluted):
Net income attributable to common stockholders	$0.34	$1.73	$0.55	$0.21	$0.56	$0.53
Funds from operations	0.79	0.85	0.85	0.30	0.79	0.80
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

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,
	2008		2008		2008		2008		2009		2009

Debt to book capitalization ratio	52%		53%		45%		47%		43%		44%
Debt to undepreciated book capitalization ratio	47%		49%		41%		43%		39%		40%
Debt to market capitalization ratio	39%		41%		31%		38%		41%		40%

Interest coverage ratio	2.86	x	6.17	x	3.50	x	2.70	x	3.88	x	3.74	x
Fixed charge coverage ratio	2.37	x	5.15	x	2.91	x	2.24	x	3.18	x	3.07	x
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

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2008	2008	2008	2008	2009	2009

Asset mix:
Real property	92%	91%	91%	92%	92%	92%
Real estate loans receivable	8%	9%	9%	8%	8%	8%

Investment mix:
Independent living/CCRCs	16%	17%	18%	19%	19%	19%
Assisted living facilities	21%	21%	20%	20%	21%	21%
Skilled nursing facilities	31%	29%	28%	27%	27%	26%
Specialty care facilities	7%	10%	10%	11%	10%	10%
Medical office buildings	25%	23%	24%	23%	23%	24%

Customer mix:
Senior Living Communities, LLC	4%	5%	6%	6%	6%	6%
Signature Healthcare LLC	6%	6%	6%	5%	5%	5%
Brookdale Senior Living Inc.	5%	5%	5%	5%	5%	5%
Emeritus Corporation	7%	5%	5%	4%	4%	4%
Life Care Centers of America, Inc.	5%	5%	5%	5%	5%	4%
Remaining customers	73%	74%	73%	75%	75%	76%

Geographic mix:
Florida	15%	14%	14%	14%	14%	13%
Texas	13%	12%	12%	11%	11%	11%
California	7%	8%	8%	8%	8%	8%
Massachusetts	7%	7%	7%	7%	7%	7%
Tennessee	6%	6%	6%	6%	5%	5%
Remaining states	52%	53%	53%	54%	55%	56%
     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Current Report on Form 8-K filed May 7, 2009, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

Portfolio Update
     Net operating income. The primary performance measure for our properties is net operating income (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our net operating income for the periods indicated (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2008	2008	2008	2008	2009	2009

Net operating income:
Investment properties	$102,321	$107,515	$112,200	$114,773	$112,960	$112,082
Medical office buildings	22,076	21,865	22,351	21,341	21,483	20,783
Non-segment/corporate	210	115	575	793	376	363

Net operating income	$124,607	$129,495	$135,126	$136,907	$134,819	$133,228

     Payment coverage. Payment coverage of the operators in our investment property portfolio continues to remain strong. Our overall payment coverage is at 1.94 times. The table below reflects our recent historical trends of portfolio coverage. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization and rent (but after imputed management fees) to contractual rent or interest due us.

	March 31, 2007		March 31, 2008		March 31, 2009
	CBMF	CAMF	CBMF	CAMF	CBMF	CAMF
Independent living/CCRCs	1.42x	1.22x	1.39x	1.18x	1.28x	1.08x
Assisted living facilities	1.59x	1.38x	1.58x	1.35x	1.57x	1.34x
Skilled nursing facilities	2.20x	1.58x	2.28x	1.67x	2.20x	1.61x
Specialty care facilities	2.64x	2.09x	2.52x	1.96x	2.33x	2.01x

Weighted averages	1.96x	1.52x	1.98x	1.54x	1.94x	1.51x
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
     The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended		Change
	Jun. 30, 2009	Jun. 30, 2008	$	%
Cash and cash equivalents at beginning of period	$23,370	$30,269	$(6,899)	-23%
Cash provided from (used in) operating activities	184,333	176,659	7,674	4%
Cash provided from (used in) investing activities	(60,253)	(562,470)	502,217	-89%
Cash provided from (used in) financing activities	(67,945)	380,620	(448,565)	n/a

Cash and cash equivalents at end of period	$79,505	$25,078	$54,427	217%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to an increase in net income, excluding gains on sales of properties and depreciation and amortization. The increase in net income is discussed below in “Results of Operations.”

     The following is a summary of our straight-line rent and above/below market lease amortization (dollars in thousands):

	Six Months Ended		Change
	Jun. 30, 2009	Jun. 30, 2008	$	%
Gross straight-line rental income	$9,927	$10,370	$(443)	-4%
Cash receipts due to real property sales	(3,452)	(1,595)	(1,857)	116%
Prepaid rent receipts	(11,692)	(9,303)	(2,389)	26%
Amortization related to above (below) market leases, net	724	462	262	57%

	$(4,493)	$(66)	$(4,427)	6708%

     Gross straight-line rental income represents the non-cash difference between contractual cash rent due and the average rent recognized pursuant to Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”), for leases with fixed rental escalators, net of collectibility reserves. This amount is positive in the first half of a lease term (but declining every year due to annual increases in cash rent due) and is negative in the second half of a lease term. The fluctuation in cash receipts due to real property sales is attributable to the lack of straight-line rent receivable balances on properties sold during the six months ended June 30, 2008. The fluctuation in prepaid rent receipts is primarily due to an increase in prepaid rent received from certain of our construction projects.
     Investing Activities. The changes in net cash used in investing activities are primarily attributable to net changes in real property and real estate loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Six Months Ended
	Jun. 30, 2009		Jun. 30, 2008
	Properties	Amount	Properties	Amount
Real property acquisitions:
Independent living/CCRCs		$0	2	$68,300
Assisted living facilities		0	3	45,490
Specialty care facilities		0	4	142,300
Medical office buildings		0	4	47,853
Land parcels		0	1	10,000

Total acquisitions	0	0	14	313,943
Less: Assumed debt		0		0
Assumed other assets (liabilities), net		0		(967)

Cash disbursed for acquisitions		0		312,976
Construction in progress additions		285,724		210,495
Capital improvements to existing properties		12,635		10,507

Total cash invested in real property		298,359		533,978

Real property dispositions:
Independent living/CCRCs	1	24,340	2	15,547
Assisted living facilities	9	20,537	19	105,244
Skilled nursing facilities	3	18,854	2	3,672
Specialty care facilities	2	40,841		0
Land parcels		0		73

Total dispositions	15	104,572	23	124,536
Less: Gain/(loss) on sales of real property		27,713		118,194
Seller financing on sales of real property		0		(59,649)

Proceeds from real property sales		132,285		183,081

Net cash investments in real property	(15)	$166,074	(9)	$350,897

Advances on real estate loans receivable:
Investments in new loans		$1,921		$117,763
Draws on existing loans		35,125		9,238

Total gross investments in real estate loans		37,046		127,001
Less: Seller financing on sales of real property		0		(59,649)

Net cash advances on real estate loans receivable		37,046		67,352
Receipts on real estate loans receivable:
Loan payoffs		18,440		8,815
Principal payments on loans		12,637		4,586

Total principal receipts on real estate loans		31,077		13,401

Net cash advances (receipts) on real estate loans receivable		$5,969		$53,951

     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common stock and dividend payments.
     For the six months ended June 30, 2009, we had a net decrease of $228,000,000 on our unsecured line of credit arrangement as compared to a net increase of $437,000,000 for the same period in 2008. The changes in our senior unsecured notes are due to the extinguishment of $21,723,000 of various senior unsecured notes in March 2009 and the extinguishment of $42,330,000 of our 7.625% senior unsecured notes in March 2008. During the six months ended June 30, 2009, we extinguished four secured debt loans totaling $20,928,000 with a weighted-average interest rate of 7.430%. During the six months ended June 30, 2008, we extinguished six secured debt loans totaling $36,702,000 with a weighted-average interest rate of 6.697% and recognized extinguishment gains of $1,326,000.
     The following is a summary of our common stock issuances (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
2008 Dividend reinvestment plan issuances	812,815	43.63	35,461	35,461
2008 Option exercises	103,607	29.71	3,078	3,078

2008 Totals	3,916,422		$162,859	$157,094

February 2009 public issuance	5,816,870	$36.85	$214,352	$210,880
2009 Equity shelf plan issuances	400,000	36.05	14,420	13,723
2009 Dividend reinvestment plan issuances	741,282	33.18	24,593	24,593

2009 Totals	6,958,152		$253,365	$249,196

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increase in dividends is primarily attributable to an increase in our common stock.
     The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	Jun. 30, 2009		Jun. 30, 2008
	Per Share	Amount	Per Share	Amount
Common Stock	$1.3600	$151,725	$1.3400	$118,411
Series D Preferred Stock	0.9844	3,938	0.9844	3,938
Series E Preferred Stock	0.7500	56	0.7500	56
Series F Preferred Stock	0.9532	6,672	0.9532	6,672
Series G Preferred Stock	0.9376	373	0.9376	1,265

Totals		$162,764		$130,342

Off-Balance Sheet Arrangements
     At June 30, 2009, we had five outstanding letter of credit obligations totaling $4,540,000 and expiring between 2009 and 2013. Please see Note 11 to our unaudited consolidated financial statements for additional information.
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
Contractual Obligations
     The following table summarizes our payment requirements under contractual obligations as of June 30, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Unsecured line of credit arrangement	$342,000	$0	$342,000	$0	$0
Senior unsecured notes (1)	1,823,277	0	0	538,277	1,285,000
Secured debt (1)	545,658	4,699	70,616	79,483	390,860
Contractual interest obligations	1,201,240	71,231	277,793	244,185	608,031
Capital lease obligations	0	0	0	0	0
Operating lease obligations	161,928	2,077	8,364	7,843	143,644
Purchase obligations	462,314	104,785	354,568	2,961	0
Other long-term liabilities	4,678	187	488	4,003	0

Total contractual obligations	$4,541,095	$182,979	$1,053,829	$876,752	$2,427,535

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
     At June 30, 2009, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1.15 billion, which is scheduled to expire on August 5, 2011. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.91% at June 30, 2009). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings

Services and was 0.6% at June 30, 2009. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at June 30, 2009. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. At June 30, 2009, we had $342,000,000 outstanding under the unsecured line of credit arrangement and estimated total contractual interest obligations of $6,541,000. Contractual interest obligations are estimated based on the assumption that the balance of $342,000,000 at June 30, 2009 is constant until maturity at interest rates in effect at June 30, 2009.
     We have $1,823,277,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 4.75% to 8%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $995,779,000 at June 30, 2009. Additionally, we have secured debt with total outstanding principal of $545,658,000, collateralized by owned properties, with fixed annual interest rates ranging from 4.89% to 8.08%, payable monthly. The carrying values of the properties securing the debt totaled $858,254,000 at June 30, 2009. Total contractual interest obligations on secured debt totaled $198,920,000 at June 30, 2009.
     At June 30, 2009, we had operating lease obligations of $161,928,000 relating primarily to ground leases at certain of our properties and office space leases.
     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At June 30, 2009, we had outstanding construction financings of $730,381,000 for leased properties and were committed to providing additional financing of approximately $458,811,000 to complete construction. At June 30, 2009, we had contingent purchase obligations totaling $3,503,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.
     Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and certain non-compete agreements. We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the company are anticipated for the 2009 fiscal year. Benefit payments are expected to total $4,003,000 during the next five fiscal years and no benefit payments are expected to occur during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $3,469,000 and $3,109,000 at June 30, 2009 and December 31, 2008, respectively.
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
Capital Structure
     As of June 30, 2009, we had stockholders’ equity of $3,460,937,000 and a total outstanding debt balance of $2,697,432,000, which represents a debt to total book capitalization ratio of 44%. Our ratio of debt to market capitalization was 40% at June 30, 2009. For the six months ended June 30, 2009, our interest coverage ratio was 3.81 to 1.00. For the six months ended June 30, 2009, our fixed charge coverage ratio was 3.13 to 1.00. Also, at June 30, 2009, we had $79,505,000 of cash and cash equivalents, $18,833,000 of restricted cash and $808,000,000 of available borrowing capacity under our unsecured line of credit arrangement. During the six months ended June 30, 2009, we completed one public offering of 5,816,870 shares of common stock with net proceeds of approximately $210,880,000.
     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2009, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services. However, under our unsecured line of credit arrangement, these ratings on our senior unsecured notes are used to determine the fees and interest charged.
     As of July 31, 2009, our senior unsecured notes were rated Baa2 (stable), BBB- (stable) and BBB (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
     On May 7, 2009, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of July 31, 2009, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,760,247 shares of common stock. As of July 31, 2009, 7,174,661 shares of common stock remained available for issuance under this registration statement. In November 2008, we entered into an Equity Distribution Agreement with UBS Securities LLC relating to the offer and sale from time to time of up to $250,000,000 aggregate amount of our common stock (“Equity Shelf Program”). We issued 400,000 shares of common stock under the Equity Shelf Program during the six months ended June 30, 2009. As of July 31, 2009, we had $204,384,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.
Results of Operations
     Our primary sources of revenue include rent and interest. Our primary expenses include interest expense, depreciation and amortization, property operating expenses and general and administrative expenses. These revenues and expenses are reflected in our Consolidated Statements of Income and are discussed in further detail below. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Three Months Ended				Change			Six Months Ended				Change
	Jun. 30, 2009		Jun. 30, 2008		Amount		%	Jun. 30, 2009		Jun. 30, 2008		Amount		%

Net income available to common stockholders	$59,240		$155,410		$(96,170)		-62%	$120,359		$184,658		$(64,299)		-35%
Funds from operations	89,207		76,785		12,422		16%	174,529		145,493		29,036		20%
EBITDA	132,843		237,088		(104,245)		-44%	268,875		350,718		(81,843)		-23%
Net operating income	133,228		129,495		3,733		3%	268,048		254,102		13,946		5%

Per share data (fully diluted):
Net income available to common stockholders	$0.53		$1.73		$(1.20)		-69%	$1.09		$2.09		$(1.00)		-48%
Funds from operations	0.80		0.85		(0.05)		-6%	1.59		1.65		(0.06)		-4%

Interest coverage ratio	3.74	x	6.17	x	-2.43	x	-39%	3.81	x	4.49	x	-0.68	x	-15%
Fixed charge coverage ratio	3.07	x	5.15	x	-2.08	x	-40%	3.13	x	3.73	x	-0.60	x	-16%
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
     Investment Properties
     The following is a summary of our results of operations for the investment properties segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	Jun. 30, 2009	Jun. 30, 2008	$	%	Jun. 30, 2009	Jun. 30, 2008	$	%
Revenues:
Rental income	$98,322	$86,379	$11,943	14%	$195,853	$167,762	$28,091	17%
Interest income	10,158	9,175	983	11%	20,111	18,267	1,844	10%
Other income	640	1,533	(893)	-58%	1,534	2,829	(1,295)	-46%

	109,120	97,087	12,033	12%	217,498	188,858	28,640	15%

Expenses:
Interest expense	2,419	(719)	3,138	n/a	3,426	(1,136)	4,562	n/a
Depreciation and amortization	27,695	23,651	4,044	17%	55,342	46,623	8,719	19%
Gain on extinguishment of debt	0	0	0	n/a	0	(40)	40	-100%
Provision for loan losses	0	0	0	n/a	140	0	140	n/a

	30,114	22,932	7,182	31%	58,908	45,447	13,461	30%

Income from continuing operations before income taxes	79,006	74,155	4,851	7%	158,590	143,411	15,179	11%
Income tax expense	0	0	0	n/a	0	(1,351)	1,351	-100%

Income from continuing operations	79,006	74,155	4,851	7%	158,590	142,060	16,530	12%
Discontinued operations:
Gain (loss) on sales of properties	10,677	118,168	(107,491)	-91%	27,713	118,194	(90,481)	-77%
Income (loss) from discontinued operations, net	1,345	4,617	(3,272)	-71%	3,652	9,339	(5,687)	-61%

Discontinued operations, net	12,022	122,785	(110,763)	-90%	31,365	127,533	(96,168)	-75%

Net income	$91,028	$196,940	$(105,912)	-54%	$189,955	$269,593	$(79,638)	-30%

     The increase in rental income is primarily attributable to the acquisitions of new investment properties subsequent to June 30, 2008 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. Interest income increased from 2008 primarily due to an increase in the balance of outstanding loans.
     Interest expense for the six months ended June 30, 2009 represents $4,557,000 of secured debt interest expense offset by interest allocated to discontinued operations. Interest expense for the six months ended June 30, 2008 represents $3,649,000 of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the six months ended June 30, 2008, we extinguished two investment property secured debt loans and recognized extinguishment gains of $40,000. The following is a summary of our investment property secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$93,557	6.996%	$109,094	6.994%	$94,234	6.996%	$114,543	7.000%
Debt issued	133,071	6.100%			133,071	6.100%
Debt extinguished	(20,928)	7.430%	(2,713)	7.000%	(20,928)	7.430%	(7,463)	7.080%
Principal payments	(11,188)	7.923%	(471)	6.973%	(11,865)	7.869%	(1,170)	6.974%

Ending balance	$194,512	6.283%	$105,910	6.994%	$194,512	6.283%	$105,910	6.994%

Monthly averages	$226,293	6.469%	$108,800	6.994%	$226,635	6.470%	$110,483	6.996%
     Depreciation and amortization increased primarily as a result of the acquisitions of new investment properties subsequent to June 30, 2008. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
     At June 30, 2009, we had six skilled nursing facilities that satisfied the requirements of Statement No. 144 for held for sale treatment. We did not recognize any impairment losses on these assets as the fair value less estimated costs to sell exceeded our carrying values. During the six months ended June 30, 2009, we sold 15 investment properties with carrying values of $104,572,000 for net gains of $27,713,000. During the six months ended June 30, 2008, we sold 23 investment properties and one parcel of land with a carrying value of $124,536,000 for a gain of $118,194,000 and a deferred gain of $3,708,000. The following illustrates the reclassification impact as a result of classifying investment properties sold subsequent to January 1, 2008 or held for sale at June 30, 2009 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Rental income	$2,962	$10,428	$7,543	$20,978
Expenses:
Interest expense	494	2,394	1,131	4,785
Provision for depreciation	1,123	3,417	2,760	6,854

Income (loss) from discontinued operations, net	$1,345	$4,617	$3,652	$9,339

     As a result of our quarterly evaluations, we recorded a $140,000 addition to the allowance for loan losses during the six months ended June 30, 2009. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed in “Critical Accounting Policies.”
     During the three months ended December 31, 2007, we recognized $3,900,000 of additional other income related to the payoff of a warrant equity investment. During the six months ended June 30, 2008, we determined that $1,325,000 of income taxes were due in connection with that investment gain.
     Medical Office Buildings
     The following is a summary of our results of operations for the medical office buildings segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	Jun. 30, 2009	Jun. 30, 2008	$	%	Jun. 30, 2009	Jun. 30, 2008	$	%
Revenues:
Rental income	$31,969	$31,746	$223	1%	$64,567	$63,441	$1,126	2%
Other income	234	237	(3)	-1%	447	447	0	0%

	32,203	31,983	220	1%	65,014	63,888	1,126	2%

Expenses:
Interest expense	5,098	4,968	130	3%	10,180	10,208	(28)	0%
Property operating expenses	11,525	10,697	828	8%	22,943	21,409	1,534	7%
Depreciation and amortization	11,913	11,786	127	1%	23,955	24,014	(59)	0%
Gain on extinguishment of debt	0	0	0	n/a	0	(1,286)	1,286	-100%

	28,536	27,451	1,085	4%	57,078	54,345	2,733	5%

Income from continuing operations before income taxes	3,667	4,532	(865)	-19%	7,936	9,543	(1,607)	-17%
Income tax (expense) benefit	(113)	(13)	(100)	769%	(257)	(45)	(212)	471%

Income from continuing operations	3,554	4,519	(965)	-21%	7,679	9,498	(1,819)	-19%
Discontinued operations:
Net gain on sales of properties	0	0	0	n/a	0	0	0	n/a
Income (loss) from discontinued operations, net	(35)	(623)	588	-94%	(75)	(1,097)	1,022	-93%

Discontinued operations, net	(35)	(623)	588	-94%	(75)	(1,097)	1,022	-93%

Net income	3,519	3,896	(377)	-10%	7,604	8,401	(797)	-9%
Less: Net income attributable to noncontrolling interests	3	65	(62)	-95%	5	127	(122)	-96%

Net income attributable to common stockholders	$3,516	$3,831	$(315)	-8%	$7,599	$8,274	$(675)	-8%

     The increase in rental income is primarily attributable to the acquisitions of medical office buildings subsequent to June 30, 2008 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. Other income is attributable to third party management fee income.

     Interest expense for the six months ended June 30, 2009 represents $10,451,000 of secured debt interest expense offset by interest allocated to discontinued operations. Interest expense for the six months ended June 30, 2008 represents $11,055,000 of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the six months ended June 30, 2008, we extinguished three medical office building secured debt loans and recognized extinguishment gains of $1,286,000. The following is a summary of our medical office building secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$352,616	5.799%	$370,103	5.777%	$354,145	5.799%	$392,430	5.854%
Debt extinguished			(8,306)	5.000%			(29,239)	6.600%
Principal payments	(1,470)	5.756%	(1,346)	5.731%	(2,999)	5.758%	(2,740)	5.729%

Ending balance	$351,146	5.799%	$360,451	5.795%	$351,146	5.799%	$360,451	5.795%

Monthly averages	$351,882	5.799%	$363,202	5.790%	$352,652	5.799%	$372,542	5.808%
     The increase in property operating expenses is primarily attributable to the acquisition of new medical office buildings for which we incur certain property operating expenses offset by property operating expenses associated with discontinued operations.
     Income tax expense is related to third party management fee income.
     Net income attributable to noncontrolling interests primarily relates to certain joint venture properties that are consolidated in our operating results. The decrease is due to our buyout of a noncontrolling interest subsequent to June 30, 2008.
     At June 30, 2009, we had 14 medical office buildings that satisfied the requirements of Statement No. 144 for held for sale treatment. We did not recognize any impairment loss on these properties in 2009 as the fair value less estimated costs to sell exceeded our carrying values. During the year ended December 31, 2008, an impairment charge of $32,648,000 was recorded to reduce the carrying value of the 14 medical office buildings to their estimated fair value less costs to sell. In determining the fair value of the medical office buildings, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates. Please see Note 4 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Current Report on Form 8-K filed May 7, 2009, for additional information. The following illustrates the reclassification impact as a result of classifying medical office buildings sold subsequent to January 1, 2008 or held for sale at June 30, 2009 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Rental income	$624	$1,257	$1,279	$2,795

Expenses:
Interest expense.	140	426	271	847
Property operating expenses	519	678	1,083	1,333
Provision for depreciation	0	776	0	1,712

Income (loss) from discontinued operations, net	$(35)	$(623)	$(75)	$(1,097)

     Non-Segment/Corporate
     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	Jun. 30, 2009	Jun. 30, 2008	$	%	Jun. 30, 2009	Jun. 30, 2008	$	%
	(In thousands, except per share data)
Revenues:
Other income	$363	$115	$248	216%	$740	$325	$415	128%
Expenses:
Interest expense	19,181	29,086	(9,905)	-34%	40,335	58,772	(18,437)	-31%
General and administrative	11,062	10,575	487	5%	28,424	22,904	5,520	24%
Gain on extinguishments of debt	0	0	0	n/a	(1,678)	0	(1,678)	n/a

	30,243	39,661	(9,418)	-24%	67,081	81,676	(14,595)	-18%

Net loss from continuing operations before income taxes	(29,880)	(39,546)	9,666	-24%	(66,341)	(81,351)	15,010	-18%
Income tax (expense) benefit	92	(31)	123	n/a	185	73	112	153%

Net loss	(29,788)	(39,577)	9,789	-25%	(66,156)	(81,278)	15,122	-19%
Preferred stock dividends	5,516	5,784	(268)	-5%	11,039	11,931	(892)	-7%

Net loss attributable to common stockholders	$(35,304)	$(45,361)	$10,057	-22%	$(77,195)	$(93,209)	$16,014	-17%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.
     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	Jun. 30, 2009	Jun. 30, 2008	$	%	Jun. 30, 2009	Jun. 30, 2008	$	%
Senior unsecured notes	$27,297	$27,717	$(420)	-2%	$55,002	$56,110	$(1,108)	-2%
Unsecured lines of credit	1,214	4,798	(3,584)	-75%	2,898	9,624	(6,726)	-70%
Capitalized interest	(11,026)	(5,063)	(5,963)	118%	(20,891)	(10,230)	(10,661)	104%
SWAP losses (savings)	(40)	(40)	0	0%	(80)	(80)	0	0%
Loan expense	1,736	1,674	62	4%	3,406	3,348	58	2%

Totals	$19,181	$29,086	$(9,905)	-34%	$40,335	$58,772	$(18,437)	-31%

     The change in interest expense on senior unsecured notes is due to the effect of extinguishments. The following is a summary of our senior unsecured note principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
	Face	Weighted Avg.	Face	Weighted Avg.	Face	Weighted Avg.	Face	Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,823,277	5.773%	$1,845,000	5.782%	$1,845,000	5.782%	$1,887,330	5.823%
Principal payments					(21,723)	6.504%	(42,330)	7.625%

Ending balance	$1,823,277	5.773%	$1,845,000	5.782%	$1,823,277	5.773%	$1,845,000	5.782%

Monthly averages	$1,823,277	5.773%	$1,845,000	5.782%	$1,832,587	5.777%	$1,863,141	5.800%
     The change in interest expense on the unsecured line of credit arrangement is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. The following is a summary of our unsecured line of credit arrangement (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance outstanding at quarter end	$342,000	$744,000	$342,000	$744,000
Maximum amount outstanding at any month end	$342,000	$744,000	$559,000	$744,000
Average amount outstanding (total of daily principal balances divided by days in period)	$273,242	$542,766	$344,724	$474,726
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	1.77%	3.54%	1.68%	4.05%

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
     Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense for the six months ended June 30, 2009 is consistent with the prior year.
     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three and six months ended June 30, 2009 were 7.61% and 9.73%, respectively, as compared with 7.51% and 8.27% for the same periods in 2008. The increase from 2008 is primarily related to $3,909,000 of non-recurring expenses recognized during the six months ended June 30, 2009 in connection with the departure of Raymond W. Braun who formerly served as President of the company.
     The change in preferred dividends is primarily attributable to preferred stock conversions into common stock. The following is a summary of our preferred stock activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	11,475,702	7.697%	12,799,889	7.677%	11,516,302	7.696%	12,879,189	7.676%
Shares converted	(609)	6.000%	(751,050)	7.500%	(41,209)	7.478%	(830,350)	7.500%

Ending balance	11,475,093	7.697%	12,048,839	7.688%	11,475,093	7.697%	12,048,839	7.688%

Monthly averages	11,475,245	7.697%	12,242,227	7.685%	11,489,670	7.697%	12,495,896	7.681%

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2008	2008	2008	2008	2009	2009

FFO Reconciliation:
Net income attributable to common stockholders	$29,249	$155,410	$53,589	$21,850	$61,119	$59,240
Depreciation and amortization	39,574	39,630	41,690	42,150	41,326	40,731
Loss (gain) on sales of properties	(26)	(118,168)	(12,619)	(33,120)	(17,036)	(10,677)
Noncontrolling interests	(87)	(87)	(87)	(81)	(87)	(87)

Funds from operations	$68,710	$76,785	$82,573	$30,799	$85,322	$89,207
Average common shares outstanding:
Basic	86,100	89,294	96,040	103,329	108,214	110,864
Diluted	86,610	89,853	96,849	103,840	108,624	111,272

Per share data:
Net income attributable to common stockholders
Basic	$0.34	$1.74	$0.56	$0.21	$0.56	$0.53
Diluted	0.34	1.73	0.55	0.21	0.56	0.53

Funds from operations
Basic	$0.80	$0.86	$0.86	$0.30	$0.79	$0.80
Diluted	0.79	0.85	0.85	0.30	0.79	0.80

	Six Months Ended
	June 30,	June 30,
	2008	2009

FFO Reconciliation:
Net income available to common stockholders	$184,658	$120,359
Depreciation and amortization	79,203	82,057
Loss (gain) on sales of properties	(118,194)	(27,713)
Noncontrolling interests	(174)	(174)

Funds from operations	$145,493	$174,529

Average common shares outstanding:
Basic	87,698	109,548
Diluted	88,223	109,956
Per share data:
Net income available to common stockholders
Basic	$2.11	$1.10
Diluted	2.09	1.09

Funds from operations
Basic	$1.66	$1.59
Diluted	1.65	1.59
     The following table reflects the reconciliation of NOI for the periods presented. All amounts include amounts from discontinued operations, if applicable. Amounts are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2008	2008	2008	2008	2009	2009

NOI Reconciliation:
Total revenues:
Investment properties:
Rental income:
Independent living/CCRCs	$13,414	$14,881	$18,545	$19,562	$19,996	$20,001
Assisted living facilities	30,228	31,071	28,189	27,521	27,708	28,392
Skilled nursing facilities	40,100	40,260	40,687	40,595	41,731	41,598
Specialty care facilities	8,191	10,595	12,650	12,359	12,677	11,293

Investment property rental income	91,933	96,807	100,071	100,037	102,112	101,284
Interest income	9,092	9,175	10,910	10,886	9,953	10,158
Other income	1,296	1,533	1,219	3,850	895	640

Total investment property revenues	102,321	107,515	112,200	114,773	112,960	112,082
Medical office buildings:
Rental income	33,233	33,003	33,958	33,138	33,253	32,593
Other income	210	237	261	222	213	234

Total medical office building revenues	33,443	33,240	34,219	33,360	33,466	32,827
Corporate other income	210	115	575	793	376	363

Total revenues	135,974	140,870	146,994	148,926	146,802	145,272
Property operating expenses:
Investment properties	0	0	0	0	0	0
Medical office buildings	11,367	11,375	11,868	12,019	11,983	12,044
Non-segment/corporate	0	0	0	0	0	0

Total property operating expenses	11,367	11,375	11,868	12,019	11,983	12,044
Net operating income:
Investment properties	102,321	107,515	112,200	114,773	112,960	112,082
Medical office buildings	22,076	21,865	22,351	21,341	21,483	20,783
Non-segment/corporate	210	115	575	793	376	363

Net operating income	$124,607	$129,495	$135,126	$136,907	$134,819	$133,228

	Six Months Ended
	June 30,	June 30,
	2008	2009

NOI Reconciliation:
Total revenues:
Investment properties:
Rental income:
Independent living/CCRCs	$28,295	$39,997
Assisted living facilities	61,299	56,100
Skilled nursing facilities	80,360	83,329
Specialty care facilities	18,786	23,970

Investment property rental income	188,740	203,396
Interest income	18,267	20,111
Other income	2,829	1,534

Total investment property revenues	209,836	225,041
Medical office buildings:
Rental income	66,236	65,846
Other income	447	447

Total medical office building revenues	66,683	66,293
Corporate other income	325	740

Total revenues	276,844	292,074
Property operating expenses:
Investment properties	0	0
Medical office buildings	22,742	24,026
Non-segment/corporate	0	0

Total property operating expenses	22,742	24,026
Net operating income:
Investment properties	209,836	225,041
Medical office buildings	43,941	42,267
Non-segment/corporate	325	740

Net operating income	$254,102	$268,048

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,
	2008		2008		2008		2008		2009		2009

EBITDA Reconciliation:
Net income	$35,458		$161,259		$59,320		$27,389		$66,645		$64,759
Interest expense	37,320		36,155		35,354		32,230		28,011		27,332
Income tax expense (benefit)	1,279		44		(153)		136		50		21
Depreciation and amortization	39,574		39,630		41,690		42,150		41,326		40,731

EBITDA	$113,631		$237,088		$136,211		$101,905		$136,032		$132,843

Interest Coverage Ratio:
Interest expense	$37,320		$36,155		$35,354		$32,230		$28,011		$27,332
Non-cash interest expense	(2,790)		(2,769)		(2,773)		(2,899)		(2,772)		(2,844)
Capitalized interest	5,167		5,063		6,364		8,435		9,865		11,026

Total interest	39,697		38,449		38,945		37,766		35,104		35,514
EBITDA	$113,631		$237,088		$136,211		$101,905		$136,032		$132,843

Interest coverage ratio	2.86	x	6.17	x	3.50	x	2.70	x	3.88	x	3.74	x

Fixed Charge Coverage Ratio:
Total interest	$39,697		$38,449		$38,945		$37,766		$35,104		$35,514
Secured debt principal payments	2,093		1,817		2,080		2,129		2,206		2,177
Preferred dividends	6,147		5,784		5,730		5,541		5,524		5,516

Total fixed charges	47,937		46,050		46,755		45,436		42,834		43,207
EBITDA	$113,631		$237,088		$136,211		$101,905		$136,032		$132,843

Fixed charge coverage ratio	2.37	x	5.15	x	2.91	x	2.24	x	3.18	x	3.07	x

	Six Months Ended
	June 30,		June 30,
	2008		2009

EBITDA Reconciliation:
Net income	$196,716		$131,403
Interest expense	73,476		55,343
Tax expense (benefit)	1,323		72
Depreciation and amortization	79,203		82,057

EBITDA	$350,718		$268,875

Interest Coverage Ratio:
Interest expense	$73,476		$55,343
Non-cash interest expense	(5,559)		(5,616)
Capitalized interest	10,230		20,891

Total interest	78,147		70,618
EBITDA	$350,718		$268,875

Interest coverage ratio	4.49	x	3.81	x

Fixed Charge Coverage Ratio:
Total interest	$78,147		$70,618
Secured debt principal payments	3,910		4,383
Preferred dividends	11,931		11,039

Total fixed charges	93,988		86,040
EBITDA	$350,718		$268,875

Fixed charge coverage ratio	3.73	x	3.13	x

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
	June 30,		September 30,		December 31,		March 31,		June 30,
	2008		2008		2008		2009		2009

Adjusted EBITDA Reconciliation:
Net income	$274,047		$303,603		$283,425		$314,613		$218,112
Interest expense	150,031		147,596		141,059		131,750		122,927
Income tax expense (benefit)	1,569		1,439		1,306		77		54
Depreciation and amortization	159,422		160,975		163,045		164,797		165,898
Stock-based compensation expense	7,853		8,024		8,530		11,360		11,034
Provision for loan losses	0		0		94		234		234
Loss (gain) on extinguishment of debt	(2,407)		(3,175)		(2,094)		(2,446)		(2,446)

Adjusted EBITDA	$590,515		$618,462		$595,365		$620,385		$515,813

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$150,031		$147,596		$141,059		$131,750		$122,927
Capitalized interest	17,860		21,062		25,029		29,727		35,690
Non-cash interest expense	(11,047)		(11,325)		(11,231)		(11,214)		(11,289)
Secured debt principal payments	8,066		8,137		8,119		8,232		8,592
Preferred dividends	24,427		23,840		23,201		22,579		22,311

Total fixed charges	189,337		189,310		186,177		181,074		178,231
Adjusted EBITDA	$590,515		$618,462		$595,365		$620,385		$515,813

Adjusted fixed charge coverage ratio	3.12	x	3.27	x	3.20	x	3.43	x	2.89	x

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
          Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 for further information regarding significant accounting policies that impact us. There have been no material changes to these policies in 2009. See Note 2 to our consolidated financial statements for the impact of new accounting pronouncements.
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

As a result of our quarterly evaluations, we recorded a $140,000 addition to the allowance for loan losses during the six months ended June 30, 2009, resulting in an allowance for loan losses of $7,640,000 relating to loans with outstanding balances of $120,691,000. Also at June 30, 2009, we had loans with outstanding balances of $72,469,000 on non-accrual status.

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

For the six months ended June 30, 2009, we recorded $60,908,000, $16,279,000 and $4,870,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 35.8 years, 11.0 years and 8.6 years, respectively, for the six months ended June 30, 2009.

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

We did not record any impairment charges for the six months ended June 30, 2009.

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
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. We were not party to any derivative instruments at June 30, 2009.

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

For the six months ended June 30, 2009, we recognized $20,111,000 of interest income and $269,242,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $15,144,000 as compared to gross straight-line rental income recognized of $9,927,000 for the six months ended June 30, 2009. At June 30, 2009, our straight-line receivable balance was $39,746,000, net of reserves totaling $379,000. Also at June 30, 2009, we had loans with outstanding balances of $72,469,000 on non-accrual status.
Forward-Looking Statements and Risk Factors
          This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of properties; the performance of its operators and properties; its occupancy rates; its ability to acquire or develop properties; its ability to manage properties; its ability to enter into agreements with viable new tenants for vacant space or for properties that the company takes back from financially troubled tenants, if any; its ability to make distributions; its policies and plans regarding investments, financings and other matters; its tax status as a real estate investment trust; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; its critical accounting policies; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The company’s expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies; operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and senior housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with profitable results; the failure to make new investments as and when anticipated; the failure of closings to occur as and when anticipated; acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant bankruptcies or insolvencies; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention. Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Current Report on Form 8-K filed May 7, 2009, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	June 30, 2009		December 31, 2008
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$1,823,277	$(116,673)	$1,845,000	$(112,438)

Secured debt	545,658	(25,481)	448,378	(17,966)

Totals	$2,368,935	$(142,154)	$2,293,378	$(130,404)

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
          Our variable rate debt, including our unsecured line of credit arrangement, is reflected at fair value. At June 30, 2009, we had $342,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $3,420,000. At December 31, 2008, we had $570,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $5,700,000.
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

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the Plans or
Period	Purchased (1)	Paid Per Share	Plans or Programs (2)	Programs
April 1, 2009 through April 30, 2009	166	$33.72
May 1, 2009 through May 31, 2009	117	$32.08
June 1, 2009 through June 30, 2009
Totals	283	$33.04

(1)	During the three months ended June 30, 2009, the company acquired shares of common stock held by employees who tendered owned shares to satisfy the tax withholding on the lapse of certain restrictions on restricted stock.

(2)	No shares were purchased as part of publicly announced plans or programs.
Item 4. Submission of Matters to a Vote of Security Holders
          Our annual meeting of stockholders was duly called and held on May 7, 2009 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the SEC. There was no solicitation in opposition to the Board’s nominees for election as directors as listed in the Proxy Statement, and all such nominees were elected.
          Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the SEC pursuant to Regulation 14A and incorporated herein by reference) as follows:
          Proposal #1 — Election of four directors for a term of three years:

Nominee	For	Withheld
Pier C. Borra	94,429,197	4,188,408
George L. Chapman	94,586,650	4,030,955
Sharon M. Oster	94,038,583	4,579,022
Jeffrey R. Otten	95,154,547	3,463,058

     Proposal #2 — Approval of the Amended and Restated Health Care REIT, Inc. 2005 Long-Term Incentive Plan:

For	69,184,669
Against	11,458,279
Abstain	660,710
     Proposal #3 — Ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year 2009:

For	97,252,079
Against	1,153,197
Abstain	212,329
Item 6. Exhibits
1.1	Amendment No. 1 to Equity Distribution Agreement, dated as of May 8, 2009, by and among the company and UBS Securities LLC.

10.1	Health Care REIT, Inc. Amended and Restated 2005 Long-Term Incentive Plan (filed with the Securities and Exchange Commission as Appendix A to the company’s Proxy Statement for the 2009 Annual Meeting of Stockholders filed March 25, 2009, and incorporated herein by reference thereto).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HEALTH CARE REIT, INC.
Date: August 6, 2009	By:	/s/ George L. Chapman
George L. Chapman,
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2009	By:	/s/ Scott A. Estes
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2009	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.,
Vice President and Controller (Principal Accounting Officer)