Form 10-Q
period 2009-09-30
HEALTH CARE REIT INC /DE/
filed 2009-11-05
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2009, the registrant had 123,011,917 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned:
Land and land improvements	$523,107	$504,907
Buildings and improvements	4,933,561	4,653,871
Acquired lease intangibles	121,059	133,324
Real property held for sale, net of accumulated depreciation	37,118	48,054
Construction in progress	638,507	639,419

Gross real property owned	6,253,352	5,979,575
Less accumulated depreciation and amortization	(664,415)	(600,781)

Net real property owned	5,588,937	5,378,794
Real estate loans receivable:
Real estate loans receivable	494,877	482,885
Less allowance for losses on loans receivable	(7,640)	(7,500)

Net real estate loans receivable	487,237	475,385

Net real estate investments	6,076,174	5,854,179
Other assets:
Equity investments	3,020	1,030
Deferred loan expenses	24,755	23,579
Cash and cash equivalents	102,353	23,370
Restricted cash	17,493	154,070
Receivables and other assets	157,611	136,890

Total other assets	305,232	338,939

Total assets	$6,381,406	$6,193,118

Liabilities and equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$143,000	$570,000
Senior unsecured notes	1,651,916	1,831,151
Secured debt	625,571	446,525
Accrued expenses and other liabilities	124,769	107,157

Total liabilities	2,545,256	2,954,833
Equity:
Preferred stock, $1.00 par value:	288,683	289,929
Authorized — 50,000,000 shares
Issued and outstanding — 11,474,093 shares at September 30, 2009 and 11,516,302 shares at December 31, 2008
Common stock, $1.00 par value:	122,870	104,635
Authorized — 225,000,000 shares
Issued — 123,090,353 shares at September 30, 2009 and 104,835,626 shares at December 31, 2008
Outstanding — 122,892,428 shares at September 30, 2009 and 104,703,702 shares at December 31, 2008
Capital in excess of par value	3,878,872	3,204,690
Treasury stock	(7,619)	(5,145)
Cumulative net income	1,510,449	1,354,400
Cumulative dividends	(1,968,336)	(1,723,819)
Accumulated other comprehensive income	(4,942)	(1,113)
Other equity	5,551	4,105

Total Health Care REIT, Inc. stockholders’ equity	3,825,528	3,227,682
Noncontrolling interests	10,622	10,603

Total equity	3,836,150	3,238,285

Total liabilities and equity	$6,381,406	$6,193,118

NOTE:	The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Revenues:
Rental income	$133,481	$126,384	$393,901	$357,588
Interest income	10,528	10,910	30,639	29,177
Other income	1,089	2,055	3,810	5,655

Total revenues	145,098	139,349	428,350	392,420

Expenses:
Interest expense	28,571	33,725	82,512	101,569
Property operating expenses	12,433	11,192	35,377	32,600
Depreciation and amortization	41,085	39,011	120,129	109,649
General and administrative	10,363	10,789	38,784	33,693
Realized loss of derivatives	0	1,513	0	1,513
Loss (gain) on extinguishment of debt	26,374	(768)	24,697	(2,094)
Provision for loan losses	0	0	140	0

Total expenses	118,826	95,462	301,639	276,930

Income from continuing operations before income taxes	26,272	43,887	126,711	115,490
Income tax (expense) benefit	55	153	(17)	(1,170)

Income from continuing operations	26,327	44,040	126,694	114,320

Discontinued operations:
Gain (loss) on sales of properties	(806)	12,619	26,907	130,813
Impairment of assets	(1,873)	0	(1,873)	0
Income from discontinued operations, net	1,037	2,661	4,361	10,903

Discontinued operations, net	(1,642)	15,280	29,395	141,716

Net income	24,685	59,320	156,089	256,036
Less: Preferred stock dividends	5,520	5,730	16,560	17,660
Net income attributable to noncontrolling interests	35	1	40	128

Net income attributable to common stockholders	$19,130	$53,589	$139,489	$238,248

Average number of common shares outstanding:
Basic	114,874	96,040	111,345	90,500
Diluted	115,289	96,849	111,749	91,121

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.18	$0.40	$0.99	$1.07
Discontinued operations, net	(0.01)	0.16	0.26	1.57

Net income attributable to common stockholders*	$0.17	$0.56	$1.25	$2.63

Diluted:
Income from continuing operations attributable to common stockholders	$0.18	$0.40	$0.99	$1.06
Discontinued operations, net	(0.01)	0.16	0.26	1.56

Net income attributable to common stockholders*	$0.17	$0.55	$1.25	$2.61

Dividends declared and paid per common share	$0.68	$0.68	$2.04	$2.02

*	Amounts may not sum due to rounding
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Nine Months Ended September 30, 2009
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
(in thousands)	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total

Balances at beginning of period	$289,929	$104,635	$3,204,690	$(5,145)	$1,354,400	$(1,723,819)	$(1,113)	$4,105	$10,603	$3,238,285
Comprehensive income:
Net income					156,049				40	156,089
Other comprehensive income:
Unrealized gain (loss) on equity investments							667			667
Cash flow hedge activity							(4,496)			(4,496)

Total comprehensive income										152,260

Contributions by noncontrolling interests									1,946	1,946
Distributions to noncontrolling interests									(1,967)	(1,967)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,236	44,672	(2,474)						43,434
Net proceeds from sale of common stock		16,969	628,294							645,263
Conversion of preferred stock	(1,246)	30	1,216							0
Option compensation expense								1,446		1,446
Cash dividends paid:
Common stock-$2.04 per share						(227,959)				(227,959)
Preferred stock, Series D-$1.4766 per share						(5,906)				(5,906)
Preferred stock, Series E-$1.125 per share						(84)				(84)
Preferred stock, Series F-$1.4297 per share						(10,008)				(10,008)
Preferred stock, Series G-$1.4064 per share						(560)				(560)

Balances at end of period	$288,683	$122,870	$3,878,872	$(7,619)	$1,510,449	$(1,968,336)	$(4,942)	$5,551	$10,622	$3,836,150

	Nine Months Ended September 30, 2008
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total

Balances at beginning of period	$330,243	$85,412	$2,394,099	$(3,952)	$1,071,101	$(1,446,959)	$(7,381)	$2,701	$9,687	$2,434,951
Comprehensive income:
Net income					255,908				128	256,036
Other comprehensive income:
Unrealized gain (loss) on equity investments							(14)			(14)
Cash flow hedge activity							(4,510)			(4,510)

Total comprehensive income										251,512

Contributions by noncontrolling interests									1,609	1,609
Distributions to noncontrolling interests									(2,466)	(2,466)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,362	60,291	(1,193)				(99)		60,361
Proceeds from issuance of common shares		15,650	665,761							681,411
Conversion of preferred stock	(28,342)	686	27,656							0
Option compensation expense								1,175		1,175
Cash dividends paid:
Common stock-$2.02 per share						(183,080)				(183,080)
Preferred stock, Series D-$1.4766 per share						(5,906)				(5,906)
Preferred stock, Series E-$1.125 per share						(84)				(84)
Preferred stock, Series F-$1.4297 per share						(10,008)				(10,008)
Preferred stock, Series G-$1.4064 per share						(1,662)				(1,662)

Balances at end of period	$301,901	$103,110	$3,147,807	$(5,145)	$1,327,009	$(1,647,699)	$(11,905)	$3,777	$8,958	$3,227,813

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Operating activities
Net income	$156,089	$256,036
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	123,143	120,894
Other amortization expenses	10,999	11,217
Provision for loan losses	140	0
Impairment of assets	1,873	0
Stock-based compensation expense	8,734	6,726
Loss (gain) on extinguishment of debt, net	24,697	(2,094)
Rental income less than (in excess of) cash received	8,964	(128)
Amortization related to above (below) market leases, net	(1,344)	(676)
(Gain) loss on sales of properties	(26,907)	(130,813)
Deferred gain on sales of properties	0	3,708
Increase (decrease) in accrued expenses and other liabilities	(5,038)	24,128
Decrease (increase) in receivables and other assets	(10,901)	(4,594)

Net cash provided from (used in) operating activities	290,449	284,404

Investing activities
Investment in real property	(417,378)	(872,011)
Capitalized interest	(30,866)	(16,594)
Investment in real estate loans receivable	(46,882)	(74,353)
Other investments, net of payments	(5,455)	(2,657)
Principal collected on real estate loans receivable	34,892	13,524
Decrease (increase) in restricted cash	136,577	(65,614)
Proceeds from sales of real property	153,507	208,294
Other	(13,514)	(7,311)

Net cash provided from (used in) investing activities	(189,119)	(816,722)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	(427,000)	80,000
Payments to extinguish senior unsecured notes	(201,048)	(42,330)
Net proceeds from the issuance of secured debt	276,277	0
Principal payments on secured debt	(102,635)	(53,050)
Net proceeds from the issuance of common stock	683,883	737,325
Decrease (increase) in deferred loan expenses	(7,286)	(26)
Contributions by noncontrolling interests	1,946	1,609
Distributions to noncontrolling interests	(1,967)	(2,466)
Cash distributions to stockholders	(244,517)	(200,740)

Net cash provided from (used in) financing activities	(22,347)	520,322

Increase (decrease) in cash and cash equivalents	78,983	(11,996)
Cash and cash equivalents at beginning of period	23,370	30,269

Cash and cash equivalents at end of period	$102,353	$18,273

Supplemental cash flow information:
Interest paid	$100,365	$112,890
Income taxes paid	534	1,576
See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
          Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of September 30, 2009, our broadly diversified portfolio consisted of 608 properties in 39 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on our website at www.hcreit.com.
2. Accounting Policies and Related Matters
Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily an indication of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Current Report on Form 8-K filed August 6, 2009.
3. Real Property Acquisitions and Development
          The following is a summary of our real property investment activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2009			September 30, 2008
	Investment	Medical Office		Investment	Medical Office
	Properties	Buildings	Totals	Properties	Buildings	Totals
Real property acquisitions:
Independent living/CCRCs	$0		$0	$68,300		$68,300
Assisted living facilities			0	45,490		45,490
Skilled nursing facilities			0	11,360		11,360
Specialty care facilities			0	182,303		182,303
Medical office buildings		$0	0		$121,809	121,809
Land parcels			0	10,000		10,000

Total acquisitions	0	0	0	317,453	121,809	439,262
Less: Assumed debt			0		0	0
Assumed other assets (liabilities), net			0		(1,599)	(1,599)

Cash disbursed for acquisitions	0	0	0	317,453	120,210	437,663
Construction in progress additions:
Independent living/CCRCs	131,077		131,077	198,080		198,080
Assisted living facilities	118,989		118,989	91,208		91,208
Skilled nursing facilities	19,534		19,534	19,199		19,199
Specialty care facilities	82,671		82,671	60,560		60,560
Medical office buildings		96,642	96,642		62,129	62,129

Total construction in progress additions	352,271	96,642	448,913	369,047	62,129	431,176
Less: Capitalized interest	(26,147)	(4,719)	(30,866)	(15,624)	(970)	(16,594)
Capitalized other			0	(119)		(119)
Accruals (1)		(21,466)	(21,466)			0

Cash disbursed for construction in progress	326,124	70,457	396,581	353,304	61,159	414,463
Capital improvements to existing properties	11,938	8,859	20,797	14,540	5,345	19,885

Total cash invested in real property	$338,062	$79,316	$417,378	$685,297	$186,714	$872,011

(1)	Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the period noted above.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
          The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

	Nine Months Ended
	September 30, 2009			September 30, 2008
	Investment	Medical Office		Investment	Medical Office
	Properties	Buildings	Totals	Properties	Buildings	Totals
Development projects:
Independent living/CCRCs	$102,621		$102,621	$120,452		$120,452
Assisted living facilities	154,835		154,835	39,446		39,446
Skilled nursing facilities	14,561		14,561			0
Specialty care facilities			0	35,151		35,151
Medical office buildings		$173,744	173,744		$11,823	11,823

Total development projects	272,017	173,744	445,761	195,049	11,823	206,872
Expansion projects	4,064		4,064	40,341		40,341

Total construction in progress conversions	$276,081	$173,744	$449,825	$235,390	$11,823	$247,213

4. Real Estate Intangibles
          The following is a summary of our real estate intangibles as of the dates indicated (dollars in thousands):

	September 30,	December 31,
	2009	2008
Assets:
In place lease intangibles	$71,679	$81,500
Above market tenant leases	6,929	9,658
Below market ground leases	39,806	39,806
Lease commissions	2,645	2,360

Gross historical cost	121,059	133,324
Accumulated amortization	(28,087)	(31,452)

Net book value	$92,972	$101,872

Weighted-average amortization period in years	30.2	28.9

Liabilities:
Below market tenant leases	$22,989	$25,265
Above market ground leases	3,419	3,419

Gross historical cost	26,408	28,684
Accumulated amortization	(9,588)	(8,671)

Net book value	$16,820	$20,013

Weighted-average amortization period in years	12.0	8.9
5. Dispositions, Assets Held for Sale and Discontinued Operations
          At September 30, 2009, we had six skilled nursing facilities that satisfied the requirements for held for sale treatment. We did not recognize any impairment loss on these properties in 2009 as the fair value less estimated costs to sell exceeded our carrying values. Also, at September 30, 2009, we had four medical office buildings that satisfied the requirements for held for sale treatment. During the three months ended September 30, 2009, an impairment charge of $1,873,000 was recorded to further reduce the carrying value of the four medical office buildings to their estimated fair value less costs to sell. In determining the fair value of the medical office buildings, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as third party offers to purchase. During the year ended December 31, 2008, an impairment charge of $32,648,000 was recorded to reduce the carrying value of 14 medical office buildings to their estimated fair value less costs to sell. In determining the fair value of the medical office buildings, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates. The following is a summary of our real property disposition activity for the periods presented (in thousands):

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Nine Months Ended
	September 30, 2009			September 30, 2008
	Investment	Medical Office		Investment	Medical Office
	Properties	Buildings	Totals	Properties	Buildings	Totals
Real property dispositions:
Independent living/CCRCs	$24,340		$24,340	$15,547		$15,547
Assisted living facilities	20,537		20,537	106,740		106,740
Skilled nursing facilities	18,854		18,854	4,489		4,489
Specialty care facilities	40,841		40,841	8,735		8,735
Medical office buildings		$28,128	28,128	0	$6,781	6,781
Land parcels			0	73		73

Total dispositions	104,572	28,128	132,700	135,584	6,781	142,365
Less: Gain/(loss) on sales of real property	27,713	(806)	26,907	131,874	(1,061)	130,813
Extinguishment of other assets/(liabilities)			0		(113)	(113)
Seller financing on sales of real property		(6,100)	(6,100)	(59,649)	(5,122)	(64,771)

Proceeds from real property sales	$132,285	$21,222	$153,507	$207,809	$485	$208,294

          We have reclassified the income and expenses attributable to all properties sold and attributable to properties held for sale at September 30, 2009 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Rental income	$1,840	$7,645	$10,662	$31,418
Expenses:
Interest expense	262	1,629	1,664	7,261
Property operating expenses	541	676	1,623	2,009
Provision for depreciation	0	2,679	3,014	11,245

Income from discontinued operations, net	$1,037	$2,661	$4,361	$10,903

6. Real Estate Loans Receivable
          All real estate loans receivable are in our investment property segment. The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Advances on real estate loans receivable:
Investments in new loans	$3,316	$120,961
Draws on existing loans	43,566	13,041

Total gross investments in real estate loans	46,882	134,002
Less: Seller financing on sales of real property	0	(59,649)

Net cash advances on real estate loans receivable	46,882	74,353
Receipts on real estate loans receivable:
Loan payoffs	20,440	8,815
Principal payments on loans	14,452	4,709

Total principal receipts on real estate loans	34,892	13,524

Net cash advances (receipts) on real estate loans receivable	$11,990	$60,829

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
7. Customer Concentration
          At September 30, 2009, we had 64 investment property operators and over 800 medical office building tenants. The following table summarizes certain information about our customer concentration as of September 30, 2009 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment	Investment (2)
Concentration by investment (1):
Senior Living Communities, LLC	10	$396,649	7%
Brookdale Senior Living, Inc.	86	307,920	5%
Signature Healthcare LLC	34	307,574	5%
Emeritus Corporation	21	241,276	4%
Life Care Centers of America, Inc	18	206,099	3%
Remaining portfolio	439	4,624,296	76%

Totals	608	$6,083,814	100%

(1)	All of our top five customers are in our investment properties segment.

(2)	Investments with our top five customers comprised 25% of total investments at December 31, 2008.
8. Borrowings Under Line of Credit Arrangement and Related Items
          At September 30, 2009, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1,150,000,000, which is scheduled to expire on August 5, 2011 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.85% at September 30, 2009). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at September 30, 2009. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at September 30, 2009. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement.
          The following information relates to aggregate borrowings under the unsecured line of credit arrangement for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance outstanding at quarter end	$143,000	$387,000	$143,000	$387,000
Maximum amount outstanding at any month end	$292,000	$701,000	$559,000	$744,000
Average amount outstanding (total of daily principal balances divided by days in period)	$217,174	$577,717	$301,740	$509,307
Weighted average interest rate (actual all-in interest/fees expense divided by average borrowings outstanding)	1.99%	3.53%	1.76%	3.85%

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
9. Senior Unsecured Notes and Secured Debt
          We have $1,651,916,000 of senior unsecured notes with annual interest rates ranging from 4.75% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $1,661,853,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 10 for further discussion regarding derivative instruments. During the nine months ended September 30, 2009, we extinguished $183,147,000 of senior unsecured notes principal for $201,048,000 and recognized debt extinguishment losses of $19,269,000.
          We have secured debt totaling $625,571,000, collateralized by owned properties, with annual interest rates ranging from 4.89% to 6.99%. The carrying amounts of the secured debt represent the par value of $627,790,000 adjusted for any unamortized fair value adjustments. The carrying values of the properties securing the debt totaled $908,536,000 at September 30, 2009. During the nine months ended September 30, 2009, we completed $276,277,000 of first mortgage loans secured by 31 senior housing properties with multiple levels of service and one commercial office campus. During the nine months ended September 30, 2009, we extinguished $79,743,000 of secured debt prior to maturity and recognized debt extinguishment losses of $5,428,000.
          Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2009, we were in compliance with all of the covenants under our debt agreements.
          At September 30, 2009, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior	Secured
	Unsecured Notes (1)	Debt (1)	Totals
2009	$0	$2,786	$2,786
2010	0	12,250	12,250
2011	0	12,920	12,920
2012	76,853	19,060	95,913
2013	300,000	67,828	367,828
Thereafter	1,285,000	512,946	1,797,946

Totals	$1,661,853	$627,790	$2,289,643

(1)	Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
10. Derivative Instruments
          We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to manage the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. Derivatives are recorded at fair market value on the balance sheet as assets or liabilities. The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.
          The following is a summary of the fair value of our derivative instruments (dollars in thousands):

	Balance Sheet	Fair Value
	Location	Sep. 30, 2009	Dec. 31, 2008
Cash flow hedge interest rate swaps	Other liabilities	$4,375	$0

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
Cash Flow Hedges
     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI, and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $2,936,000 of losses, which are included in other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
     The following presents the impact of derivative instruments on the statement of operations and OCI for the three and nine months ended September 30, 2009 (dollars in thousands):

Gain (Loss) Recognized in Income
	Gain (Loss)		Gain (Loss) Reclass from AOCI			(Ineffective Portion and Amount
	Recognized in OCI		into Income (Effective Portion)			Excluded from Effectiveness Testing)
	(Effective Portion)			Amount			Amount
	Three	Nine		Three	Nine		Three	Nine
	Months	Months		Months	Months		Months	Months
	Ended	Ended	Location	Ended	Ended	Location	Ended	Ended

Interest rate swap	$(4,644)	$(4,644)	Interest expense	$229	$148	Realized loss	$0	$0
     On August 7, 2009, we entered into an interest rate swap (the “August 2009 Swap”) for a total notional amount of $52,198,000 to hedge seven years of interest payments associated with long-term LIBOR based borrowings. The August 2009 Swap has an effective date of August 12, 2009 and a maturity date of September 1, 2016. The August 2009 Swap has the economic effect of fixing $52,198,000 at 3.93% plus a credit spread for seven years. The August 2009 Swap has been designated as a cash flow hedge and we expect it to be highly effective at offsetting changes in cash flows of interest payments on $52,198,000 of long-term debt due to changes in the LIBOR swap rate.
     On September 28, 2009, we entered into an interest rate swap (the “September 2009 Swap”) for a total notional amount of $48,155,000 to hedge seven years of interest payments associated with long-term LIBOR based borrowings. The September 2009 Swap has an effective date of September 30, 2009 and a maturity date of October 1, 2016. The September 2009 Swap has the economic effect of fixing $48,155,000 at 3.2675% plus a credit spread for seven years. The September 2009 Swap has been designated as a cash flow hedge and we expect it to be highly effective at offsetting changes in cash flows of interest payments on $48,155,000 of long-term debt due to changes in the LIBOR swap rate.
     During the three months ended September 30, 2008, we recognized a realized loss on derivatives of $1,513,000 related to forward rate-interest rate swaps that were in place to hedge future debt issuances when the timing of those issuances were revised.
Fair Value Hedges
     For derivative instruments that are designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged risk are recognized in current earnings. There were no outstanding fair value hedges at September 30, 2009.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
11. Commitments and Contingencies
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2009. At September 30, 2009, our obligation under the letter of credit was $2,450,000.
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide liability insurance to one of our tenants. Our obligation to the tenant to provide the letter of credit terminates in 2013. At September 30, 2009, our obligation under the letter of credit was $1,000,000.
     We have an outstanding letter of credit issued for the benefit of a village in Illinois that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a property. Our obligation to provide the letter of credit terminates in 2010. At September 30, 2009, our obligation under the letter of credit was $129,057.
     We have an outstanding letter of credit issued for the benefit of a municipality in Pennsylvania in connection with the completion and installation of certain property improvements by one of our subsidiaries. The improvements are expected to be approved by the municipality in 2009. At September 30, 2009, our obligation under the letter of credit was $485,810.
     We have an outstanding letter of credit issued for the benefit of a lender as additional credit support for a secured loan of a medical office building. Our obligation to provide the letter of credit terminates when the building’s occupancy thresholds are met with qualified leases. At September 30, 2009, our obligation under the letter of credit was $475,000.
     At September 30, 2009, we had outstanding construction financings of $638,507,000 for leased properties and were committed to providing additional financing of approximately $328,553,000 to complete construction. At September 30, 2009, we had contingent purchase obligations totaling $9,446,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon an operator satisfying certain conditions such as payment coverage and value tests. Rents due from the tenant are increased to reflect the additional investment in the property.
     At September 30, 2009, we had operating lease obligations of $176,093,000 relating to certain ground leases and company office space. We incurred rental expense relating to our company office space of $302,000 and $899,000 for the three and nine months ended September 30, 2009, respectively, as compared to $339,000 and $883,000 for the same periods in 2008. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At September 30, 2009, aggregate future minimum rentals to be received under these noncancelable subleases totaled $30,113,000.
     At September 30, 2009, future minimum lease payments due under operating leases were as follows (in thousands):

2009	$1,123
2010	4,422
2011	4,487
2012	4,167
2013	4,179
Thereafter	157,715

Totals	$176,093

12. Stockholders’ Equity
     Preferred Stock. During the nine months ended September 30, 2009, certain holders of our Series E Cumulative Convertible and Redeemable Preferred Stock converted 609 shares into 466 shares of our common stock, leaving 74,380 of such shares outstanding at September 30, 2009. During the nine months ended September 30, 2009, certain holders of our Series G Cumulative Convertible Preferred Stock converted 41,600 shares into 29,771 shares of our common stock, leaving 399,713 of such shares outstanding at September 30, 2009.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Common Stock. The following is a summary of our common stock issuances during the nine months ended September 30, 2009 and 2008 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
July 2008 public issuance	4,600,000	44.50	204,700	193,157
September 2008 public issuance	8,050,000	48.00	386,400	369,699
2008 Dividend reinvestment plan issuances	1,165,441	45.19	52,668	52,668
2008 Option exercises	111,395	29.14	3,246	3,246

2008 Totals	16,926,836		$771,334	$737,325

February 2009 public issuance	5,816,870	$36.85	$214,352	$210,880
September 2009 public issuance	9,200,000	40.40	371,680	356,691
2009 Equity shelf plan issuances	1,952,600	40.69	79,447	77,692
2009 Dividend reinvestment plan issuances	1,099,340	35.05	38,528	38,528
2009 Option exercises	3,434	26.67	92	92

2009 Totals	18,072,244		$704,099	$683,883

     On February 20, 2009, we paid a dividend of $0.68 per share to stockholders of record on January 31, 2009. These dividends related to the period from October 1, 2008 through December 31, 2008. On May 20, 2009, we paid a dividend of $0.68 per share to stockholders of record on May 11, 2009. These dividends related to the period from January 1, 2009 to March 31, 2009. On August 20, 2009, we paid a dividend of $0.68 per share to stockholders of record on August 10, 2009. These dividends related to the period from April 1, 2009 to June 30, 2009.
Comprehensive Income
     The following is a summary of accumulated other comprehensive income as of the dates indicated (in thousands):

	September 30, 2009	December 31, 2008
Unrecognized gains (losses) on cash flow hedges	$(3,861)	$635
Unrecognized gains (losses) on equity investments	(371)	(1,038)
Unrecognized actuarial gains (losses)	(710)	(710)

Totals	$(4,942)	$(1,113)

     The following is a summary of comprehensive income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2009	2008	2009	2008
Unrecognized gains (losses) on cash flow hedges	$(4,415)	$(3,934)	$(4,496)	$(4,510)
Unrecognized losses (gains) on equity investments	489	575	667	(14)

Total other comprehensive income	(3,926)	(3,359)	(3,829)	(4,524)
Net income attributable to controlling interests	24,650	59,319	156,049	255,908

Comprehensive income attributable to controlling interests	20,724	55,960	152,220	251,384
Net and comprehensive income attributable to noncontrolling interests	35	1	40	128

Total comprehensive income	$20,759	$55,961	$152,260	$251,512

Other Equity
     Other equity consists of accumulated option compensation expense, which represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $182,000 and $1,446,000 for the three and nine months ended September 30, 2009, respectively, as compared to $241,000 and $1,175,000 for the same periods in 2008.

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
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Dividend yield (1)	7.35%	6.47%
Expected volatility	29.36%	20.52%
Risk-free interest rate	2.33%	3.42%
Expected life (in years)	7.0	6.5
Weighted-average fair value (1)	$4.38	$6.25

(1)	Certain options granted to employees in 2008 include dividend equivalent rights (“DERs”). The fair value of options with DERs also includes the net present value of projected future dividend payments over the expected life of the option discounted at the dividend yield rate.
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
Option Award Activity
     The following table summarizes information about stock option activity for the nine months ended September 30, 2009:

	Number
	of	Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000’s)	Exercise Price	Contract Life (years)	Value ($000’s)
Options at beginning of year	817	$38.29	8.2
Options granted	366	37.00
Options exercised	(3)	26.67
Options terminated	(5)	40.57

Options at end of period	1,175	$37.92	8.1	$4,843

Options exercisable at end of period	500	$36.75	6.5	$2,680
Weighted average fair value of options granted during the period		$4.38
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at September 30, 2009. During the nine months ended September 30, 2009, the aggregate intrinsic value of options exercised under our stock incentive plans was $54,000 (determined as of the date of option exercise). During the nine months ended September 30, 2008, the aggregate intrinsic value of options exercised under our stock incentive plans was $1,890,000 (determined as of the date of option exercise). Cash received from option exercises under our stock incentive plans was $92,000 and $3,246,000 for the nine months ended September 30, 2009 and 2008, respectively.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     As of September 30, 2009, there was approximately $2,061,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of September 30, 2009, there was approximately $7,382,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.
     The following table summarizes information about non-vested stock incentive awards as of September 30, 2009 and changes for the nine months ended September 30, 2009:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value
Non-vested at December 31, 2008	534	$6.98	443	$41.95
Vested	(220)	7.41	(196)	41.48
Granted	366	4.38	160	37.07
Terminated	(5)	6.14	(2)	40.65

Non-vested at September 30, 2009	675	$5.44	405	$40.26

14. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator for basic and diluted earnings per share — net income attributable to common stockholders	$19,130	$53,589	$139,489	$238,248

Denominator for basic earnings per share — weighted average shares	114,874	96,040	111,345	90,500
Effect of dilutive securities:
Employee stock options	11	146	0	98
Non-vested restricted shares	404	455	404	454
Convertible senior unsecured notes	0	208	0	69

Dilutive potential common shares	415	809	404	621

Denominator for diluted earnings per share — adjusted weighted average shares	115,289	96,849	111,749	91,121

Basic earnings per share	$0.17	$0.56	$1.25	$2.63

Diluted earnings per share	$0.17	$0.55	$1.25	$2.61

     The diluted earnings per share calculations exclude the dilutive effect of 418,000 and 885,000 stock options for the three and nine months ended September 30, 2009, respectively, because the exercise prices were greater than the average market price. The diluted earnings per share calculations do not exclude the dilutive effect of any stock options for the three or nine months ended September 30, 2008, because the exercise prices were less than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock, the Series G Cumulative Convertible Preferred Stock, the $340,000,000 senior unsecured convertible notes due December 2026 and the $395,000,000 senior unsecured convertible notes due July 2027 were not included in these calculations as the effect of the conversions into common stock was anti-dilutive for the relevant periods presented.
     We adopted FASB authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities, effective January 1, 2009, which required retrospective application. The guidance clarifies that instruments granted in share-based payment transactions that are considered to be participating securities prior to vesting should be included in the earnings allocation under the two-class method of calculating earnings per share. We determined that our restricted shares granted under our long-term incentive plans are participating securities because the restricted shares participate in non-forfeitable dividends prior to vesting. Applying the guidance did not have an impact on previously reported amounts for any period presented.

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
Secured Debt — The fair value of fixed rate secured debt is estimated by discounting the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of variable rate secured debt approximates fair value because the borrowings are interest rate adjustable.
Interest Rate Swap Agreements — Interest rate swap agreements, if any, are recorded as assets or liabilities on the balance sheet at fair market value. Fair market value is estimated by utilizing pricing models that consider forward yield curves and discount rates.
     The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Mortgage loans receivable	$125,456	$127,272	$137,292	$143,285
Other real estate loans receivable	369,421	373,153	345,593	302,584
Equity investments	3,020	3,020	1,030	1,030
Cash and cash equivalents	102,353	102,353	23,370	23,370

Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$143,000	$143,000	$570,000	$570,000
Senior unsecured notes	1,651,916	1,748,454	1,831,151	1,605,770
Secured debt	625,571	635,943	446,525	452,262
Interest rate swap agreements	4,375	4,375	n/a	n/a
     U.S. GAAP provides authoritative guidance for measuring and disclosing fair value measurements of assets and liabilities. The guidance for financial assets and liabilities was previously adopted as the standard for those assets and liabilities as of January 1, 2008. Additional guidance for non-financial assets and liabilities is effective for fiscal years beginning after November 15, 2008, and was adopted as the standard for those assets and liabilities as of January 1, 2009. The impact of adoption was not significant. The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
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

	Fair Value Measurements as of September 30, 2009
(in thousands)	Total	Level 1	Level 2	Level 3
Equity investments (1)	$1,229	$1,229	$0	$0
Assets-held-for sale (2)	10,137	0	10,137	0
Interest rate swap agreements (3)	(4,375)	0	(4,375)	0

Totals	$6,991	$1,229	$5,762	$0

(1)	Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Please see Note 5 for additional information.

(3)	Please see Note 10 for additional information.
16. Segment Reporting
     We invest in senior housing and health care real estate. We evaluate our business and make resource allocations on our two business segments — investment properties and medical office buildings. Under the investment property segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our primary investment property types include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and specialty care facilities. Under the medical office building segment, our properties are typically leased to multiple tenants and generally require a certain level of property management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Current Report on Form 8-K filed August 6, 2009). There are no intersegment sales or transfers. We evaluate performance based upon net operating income of the combined properties in each segment. Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate office equipment. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income. Summary information for the reportable segments during the three months ended September 30, 2009 and 2008 is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income (1)	Income	Income	Revenues (1)	Expenses (1)	Income (2)	Amortization (1)	Expense (1)	Assets
Three months ended September 30, 2009:
Investment Properties	$100,313	$10,528	$641	$111,482		$111,482	$28,313	$3,625	$4,771,518
Medical Office Buildings	35,008		248	35,256	$12,974	22,282	12,772	5,151	1,448,989
Non-segment/Corporate			200	200		200		20,057	160,899

	$135,321	$10,528	$1,089	$146,938	$12,974	$133,964	$41,085	$28,833	$6,381,406

Three months ended September 30, 2008:
Investment Properties	$100,071	$10,910	$1,219	$112,200		$112,200	$29,324	$1,851	$4,534,432
Medical Office Buildings	33,958		261	34,219	$11,868	22,351	12,366	5,415	1,422,589
Non-segment/Corporate			575	575		575		28,088	64,934

	$134,029	$10,910	$2,055	$146,994	$11,868	$135,126	$41,690	$35,354	$6,021,955

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Summary information for the reportable segments during the nine months ended September 30, 2009 and 2008 is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income (1)	Income	Income	Revenues (1)	Expenses (1)	Income (2)	Amortization (1)	Expense (1)	Assets
Nine months ended September 30, 2009:
Investment Properties	$303,709	$30,639	$2,177	$336,525		$336,525	$86,416	$8,183	$4,771,518
Medical Office Buildings	100,854		695	101,549	$37,000	64,549	36,727	15,603	1,448,989
Non-segment/Corporate			938	938		938		60,390	160,899

	$404,563	$30,639	$3,810	$439,012	$37,000	$402,012	$123,143	$84,176	$6,381,406

Nine months ended September 30, 2008:
Investment Properties	$288,812	$29,177	$4,048	$322,037		$322,037	$82,802	$5,500	$4,534,432
Medical Office Buildings	100,194		708	100,902	$34,609	66,293	38,092	16,470	1,422,589
Non-segment/Corporate			899	899		899		86,860	64,934

	$389,006	$29,177	$5,655	$423,838	$34,609	$389,229	$120,894	$108,830	$6,021,955

(1)	Includes amounts from discontinued operations.

(2)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.
17. Subsequent Events
     We have evaluated subsequent events for recognition or disclosure through the time we filed this Quarterly Report on Form 10-Q with the SEC on November 5, 2009 and noted no events requiring disclosure.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
18. Retrospective Application of New Accounting Standards
     We adopted FASB Accounting Standards Codification (“ASC”) topic for Noncontrolling Interests in Consolidated Financial Statements (“Noncontrolling Interest Guidance”) and ASC topic for Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“Convertible Debt Guidance”), effective January 1, 2009, each of which required retrospective application. Noncontrolling Interest Guidance changed the accounting and reporting for minority interests, which have been re-characterized as non-controlling interests and classified as a component of equity. Convertible Debt Guidance provides guidance on accounting for convertible debt that may be settled in cash upon conversion. It requires bifurcation of the convertible debt instrument into a debt component and an equity component. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature. The difference between the contractual principal on the debt and the value allocated to the debt is recorded as an equity component and represents the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value is amortized to interest expense using the effective interest method over the period used to estimate the fair value. The following tables illustrate the retrospective restatement of our previously reported consolidated balance sheet amounts to reflect the application of the new guidance for the periods indicated (in thousands):

	As of December 31, 2008
		Convertible	Noncontrolling
	As Previously	Debt	Interests	As
	Reported	Adjustment	Adjustment	Adjusted
Liabilities:
Borrowings under unsecured lines of credit arrangements	$570,000			$570,000
Senior unsecured notes	1,847,247	$(16,096)		1,831,151
Secured debt	446,525			446,525
Accrued expenses and other liabilities	107,157			107,157

Total liabilities	2,970,929	(16,096)	$0	2,954,833
Minority interests	10,603		(10,603)	0
Equity:
Preferred stock, $1.00 par value	289,929			289,929
Common stock, $1.00 par value	104,635			104,635
Capital in excess of par value	3,180,628	24,062		3,204,690
Treasury stock	(5,145)			(5,145)
Cumulative net income	1,362,366	(7,966)		1,354,400
Cumulative dividends	(1,723,819)			(1,723,819)
Accumulated other comprehensive income	(1,113)			(1,113)
Other equity	4,105			4,105

Total Health Care REIT, Inc. stockholders’ equity	3,211,586	16,096	0	3,227,682
Noncontrolling interests	0		10,603	10,603

Total equity	3,211,586	16,096	10,603	3,238,285

Total liabilities and equity	$6,193,118	$0	$0	$6,193,118

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
          The following tables illustrate the retrospective restatement of our previously reported consolidated statements of income amounts to reflect the application of the aforementioned new guidance as well as discontinued operations reclassifications for the periods indicated (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2008
		Convertible	Noncontrolling	Discontinued
	As Previously	Debt	Interests	Operations	As
	Reported	Adjustment	Adjustment	Adjustment	Adjusted
Revenues:
Rental income	$132,131	$0	$0	$(5,747)	$126,384
Interest income	10,910				10,910
Other income	2,055				2,055

	145,096	0	0	(5,747)	139,349

Expenses:
Interest and loan expenses	33,769	1,203		(1,247)	33,725
Property operating expenses	11,761			(569)	11,192
Depreciation and amortization	41,375			(2,364)	39,011
General and administrative	10,789				10,789
Realized loss on derivatives	1,513				1,513
Loss (gain) on extinguishment of debt	(768)				(768)

	98,439	1,203	0	(4,180)	95,462

Income from continuing operations before income taxes and minority interests	46,657	(1,203)	0	(1,567)	43,887
Income tax (expense) benefit	153				153

Income before minority interests	46,810	(1,203)	0	(1,567)	44,040
Minority interests	(1)		1		0

Income from continuing operations	46,809	(1,203)	1	(1,567)	44,040
Discontinued operations:
Gain (loss) on sales of properties	12,619				12,619
Income from discontinued operations, net	1,094			1,567	2,661

	13,713	0	0	1,567	15,280

Net income	60,522	(1,203)	1	0	59,320
Less: Preferred stock dividends	5,730				5,730
Net income attributable to noncontrolling interests	0		1		1

Net income attributable to common stockholders	$54,792	$(1,203)	$0	$0	$53,589

Average number of common shares outstanding:
Basic	96,040	96,040	96,040	96,040	96,040
Diluted	96,849	96,849	96,849	96,849	96,849

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.43	$(0.01)	$0.00	$(0.02)	$0.40
Discontinued operations, net	0.14	0.00	0.00	0.02	0.16

Net income attributable to common stockholders	$0.57	$(0.01)	$0.00	$0.00	$0.56

Diluted:

Income from continuing operations attributable to common stockholders	$0.42	$(0.01)	$0.00	$(0.02)	$0.40
Discontinued operations, net	0.14	0.00	0.00	0.02	0.16

Net income attributable to common stockholders	$0.57	$(0.01)	$0.00	$0.00	$0.55

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Nine Months Ended September 30, 2008
		Convertible	Noncontrolling	Discontinued
	As Previously	Debt	Interests	Operations	As
	Reported	Adjustment	Adjustment	Adjustment	Adjusted
Revenues:
Rental income	$375,690	$0	$0	$(18,102)	$357,588
Interest income	29,177				29,177
Other income	5,655				5,655

	410,522	0	0	(18,102)	392,420
Expenses:
Interest expense	102,074	3,609		(4,114)	101,569
Property operating expenses	34,330			(1,730)	32,600
Depreciation and amortization	117,293			(7,644)	109,649
General and administrative	33,693				33,693
Realized loss on derivatives	1,513				1,513
Loss (gain) on extinguishment of debt	(2,094)				(2,094)

	286,809	3,609	0	(13,488)	276,930

Income from continuing operations before income taxes and minority interests	123,713	(3,609)	0	(4,614)	115,490
Income tax (expense) benefit	(1,170)				(1,170)

Income before minority interests	122,543	(3,609)	0	(4,614)	114,320
Minority interests	(128)		128		0

Income from continuing operations	122,415	(3,609)	128	(4,614)	114,320
Discontinued operations:
Gain (loss) on sales of properties	130,813				130,813
Income from discontinued operations, net	6,289			4,614	10,903

	137,102	0	0	4,614	141,716

Net income	259,517	(3,609)	128	0	256,036
Less: Preferred stock dividends	17,660				17,660
Net income attributable to noncontrolling interests	0		128		128

Net income attributable to common stockholders	$241,857	$(3,609)	$0	$0	$238,248

Average number of common shares outstanding:
Basic	90,500	90,500	90,500	90,500	90,500
Diluted	91,121	91,121	91,121	91,121	91,121

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$1.16	$(0.04)	$0.00	$(0.05)	$1.07
Discontinued operations, net	1.51	0.00	0.00	0.05	1.57

Net income attributable to common stockholders	$2.67	$(0.04)	$0.00	$0.00	$2.63

Diluted:
Income from continuing operations attributable to common stockholders	$1.15	$(0.04)	$0.00	$(0.05)	$1.06
Discontinued operations, net	1.50	0.00	0.00	0.05	1.56

Net income attributable to common stockholders	$2.65	$(0.04)	$0.00	$0.00	$2.61

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Current Report on Form 8-K filed August 6, 2009, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Executive Summary
Company Overview
          Health Care REIT, Inc. is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of September 30, 2009:

	Investments	Percentage of	Number of	# Beds/Units		Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.		metric (1)		States
Independent living/CCRCs	$1,179,708	19.3%	57	7,047	units	$175,531	per unit	20
Assisted living facilities	1,289,485	21.2%	180	11,140	units	119,383	per unit	30
Skilled nursing facilities	1,561,406	25.7%	223	30,211	beds	51,843	per bed	26
Specialty care facilities	636,853	10.5%	28	1,629	beds	502,995	p er bed	13
Medical office buildings	1,416,362	23.3%	120	5,615,653	sq. ft.	260	per sq. ft.	23

Totals	$6,083,814	100.0%	608

(1)	Investment per metric was computed by using the total committed investment amount of $6,412,367,000, which includes net real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $6,083,814,000 and $328,553,000, respectively.
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
          Recent Developments. Both the Senate and House of Representatives are considering legislation to reform the U.S. healthcare system. Proposed reform involves the expansion of coverage through existing government programs, public cooperatives, and national and state exchanges to reform the commercial/private insurance market, and may include individual and employer mandates and a public option. Future reform, increased coverage, changes in Medicare and Medicaid, changes in provider reimbursement, and changes in healthcare sector funding could have a significant impact on our operators’ financial situation and strategy. We continue to monitor these proposals as they move through the legislative process and work with our political advisors to follow the issues.
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
          During 2008, our focus gradually shifted from investment to capital preservation. To that end, our efforts in 2009 have been directed towards: liquidity, portfolio management and investment rationalization.
•	Liquidity. Liquidity has become increasingly important and we have concentrated our efforts on further strengthening our balance sheet. We raised over $1 billion in funds during 2008 from a combination of three common stock offerings, our dividend reinvestment plan, our new equity shelf program, property sales and loan payoffs. We generated an additional $862.1 million from these sources during the nine months ended September 30, 2009. As always, we will continue to closely monitor the credit and capital markets for opportunities to raise reasonably priced capital.

•	Portfolio Management. Our investment approach has produced a portfolio that is very diverse with strong property level payment coverages. Yet, today’s adverse economic conditions can negatively impact even the strongest portfolio. Our portfolio management program is designed to maintain our portfolio’s strength through a combination of extensive industry research, stringent origination and underwriting protocols and a rigorous asset management process.

•	Investment Strategy. For the short-term, we expect to fund our ongoing development projects and will evaluate new investments selectively and only when funding sources are clearly identified. However, we will continue to strengthen our existing customer relationships and begin to cultivate new relationships. We remain focused on preserving liquidity, but we intend to take advantage of what we believe will be increasingly attractive investment opportunities over time.
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
          For the nine months ended September 30, 2009, rental income and interest income represented 92% and 7%, respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
          Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. During the nine months ended September 30, 2009, we completed $507,733,000 of gross investments and $153,140,000 of investment payoffs, resulting in $354,593,000 of net new investments. We expect to complete gross new investments of approximately $550,000,000 during 2009, comprised of funded new development. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $250,000,000 resulting in net new investments of approximately $300,000,000 during 2009. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on hand, we expect to borrow under our unsecured line of credit arrangement. At September 30, 2009, we had $102,353,000 of cash and cash equivalents, $17,493,000 of restricted cash and $1,007,000,000 of available borrowing capacity under our unsecured line of credit arrangement.
Key Transactions in 2009
          We have completed the following key transactions during the nine months ended September 30, 2009:
•	our Board of Directors approved a quarterly cash dividend of $0.68 per share, which is consistent with the quarterly dividend paid for 2008. The dividend declared for the quarter ended September 30, 2009 represents the 154th consecutive quarterly dividend payment;

•	we completed $507,733,000 of gross investments and had $153,140,000 of investment payoffs;

•	we were added to the S&P 500 Index in January 2009;

•	we completed a public offering of 5,816,870 shares of common stock with net proceeds of approximately $210,880,000 in February 2009;

•	we completed $265,527,000 of first mortgage loans secured by 31 senior housing properties with multiple levels of service. The debt has terms ranging from seven to ten years. The debt had weighted average initial interest rates of 5.98% after giving effect to certain interest rate swap agreements. KeyBank Capital Markets, Inc. originated the loans and sold them to Freddie Mac;

•	we extinguished $79,743,000 of secured debt with weighted average interest rates of 7.26% prior to maturity;

•	we extinguished $183,147,000 of unsecured senior notes with weighted average interest rates of 7.82%; and

•	we completed a public offering of 9,200,000 shares of common stock with net proceeds of approximately $356,691,000 in September 2009.
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2008	2008	2008	2008	2009	2009	2009
Net income attributable to common stockholders	$29,249	$155,410	$53,589	$21,850	$61,119	$59,240	$19,130
Funds from operations	68,710	76,785	82,573	30,799	85,322	89,207	60,933
Net operating income	124,607	129,495	135,126	136,907	134,819	133,228	133,964

Per share data (fully diluted):
Net income attributable to common stockholders	$0.34	$1.73	$0.55	$0.21	$0.56	$0.53	$0.17
Funds from operations	0.79	0.85	0.85	0.30	0.79	0.80	0.53
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2008	2008	2008	2008	2009	2009	2009

Debt to book capitalization ratio	52%	53%	45%	47%	43%	44%	39%
Debt to undepreciated book capitalization ratio	47%	49%	41%	43%	39%	40%	35%
Debt to market capitalization ratio	39%	41%	31%	38%	41%	40%	31%

Interest coverage ratio	2.86x	6.17x	3.50x	2.70x	3.88x	3.74x	2.63x
Fixed charge coverage ratio	2.37x	5.15x	2.91x	2.24x	3.18x	3.07x	2.16x
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

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2008	2008	2008	2008	2009	2009	2009

Asset mix:
Real property	92%	91%	91%	92%	92%	92%	92%
Real estate loans receivable	8%	9%	9%	8%	8%	8%	8%

Investment mix:
Independent living/CCRCs	16%	17%	18%	19%	19%	19%	19%
Assisted living facilities	21%	21%	20%	20%	21%	21%	21%
Skilled nursing facilities	31%	29%	28%	27%	27%	26%	26%
Specialty care facilities	7%	10%	10%	11%	10%	10%	11%
Medical office buildings	25%	23%	24%	23%	23%	24%	23%

Customer mix:
Senior Living Communities, LLC	4%	5%	6%	6%	6%	6%	7%
Signature Healthcare LLC	6%	6%	6%	5%	5%	5%	5%
Brookdale Senior Living Inc	5%	5%	5%	5%	5%	5%	5%
Emeritus Corporation	7%	5%	5%	4%	4%	4%	4%
Life Care Centers of America, Inc	5%	5%	5%	5%	5%	4%	3%
Remaining customers	73%	74%	73%	75%	75%	76%	76%

Geographic mix:
Florida	15%	14%	14%	14%	14%	13%	13%
Texas	13%	12%	12%	11%	11%	11%	11%
California	7%	8%	8%	8%	8%	8%	8%
Massachusetts	7%	7%	7%	7%	7%	7%	7%
Ohio							5%
Tennessee	6%	6%	6%	6%	5%	5%
Remaining states	52%	53%	53%	54%	55%	56%	56%
          We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Current Report on Form 8-K filed August 6, 2009, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

Portfolio Update
          Net operating income. The primary performance measure for our properties is net operating income (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our net operating income for the periods indicated (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2008	2008	2008	2008	2009	2009	2009

Net operating income:
Investment properties	$102,321	$107,515	$112,200	$114,773	$112,960	$112,082	$111,482
Medical office buildings	22,076	21,865	22,351	21,341	21,483	20,783	22,282
Non-segment/corporate	210	115	575	793	376	363	200

Net operating income	$124,607	$129,495	$135,126	$136,907	$134,819	$133,228	$133,964

          Payment coverage. Payment coverage of the operators in our investment property portfolio continues to remain strong. Our overall payment coverage is at 1.98 times. The table below reflects our recent historical trends of portfolio coverage. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization and rent (but after imputed management fees) to contractual rent or interest due us.

	June 30, 2007		June 30, 2008		June 30, 2009
	CBMF	CAMF	CBMF	CAMF	CBMF	CAMF
Independent living/CCRCs	1.46x	1.26x	1.36x	1.15x	1.29x	1.09x
Assisted living facilities	1.59x	1.37x	1.56x	1.33x	1.58x	1.36x
Skilled nursing facilities	2.21x	1.60x	2.29x	1.68x	2.24x	1.64x
Specialty care facilities	2.57x	2.01x	2.39x	1.86x	2.37x	2.05x

Weighted averages	1.96x	1.52x	1.99x	1.54x	1.98x	1.55x
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
Liquidity and Capital Resources
Sources and Uses of Cash
          Our primary sources of cash include rent and interest receipts, borrowings under the unsecured line of credit arrangement, public and private issuances of debt and equity securities, proceeds from the sales of real property and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Nine Months Ended		Change
	Sep. 30, 2009	Sep. 30, 2008	$	%

Cash and cash equivalents at beginning of period	$23,370	$30,269	$(6,899)	-23%
Cash provided from (used in) operating activities	290,449	284,404	6,045	2%
Cash provided from (used in) investing activities	(189,119)	(816,722)	627,603	-77%
Cash provided from (used in) financing activities	(22,347)	520,322	(542,669)	n/a

Cash and cash equivalents at end of period	$102,353	$18,273	$84,080	460%

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

	Nine Months Ended		Change
	Sep. 30, 2009	Sep. 30, 2008	$	%

Gross straight-line rental income	$14,499	$15,807	$(1,308)	-8%
Cash receipts due to real property sales	(3,452)	(1,896)	(1,556)	82%
Prepaid rent receipts	(20,011)	(13,783)	(6,228)	45%
Amortization related to above (below) market leases, net	1,344	676	668	99%

	$(7,620)	$804	$(8,424)	n/a

          Gross straight-line rental income represents the non-cash difference between contractual cash rent due and the average rent recognized pursuant to U.S. GAAP for leases with fixed rental escalators, net of collectability reserves. This amount is positive in the first half of a lease term (but declining every year due to annual increases in cash rent due) and is negative in the second half of a lease term. The fluctuation in cash receipts due to real property sales is attributable to the lack of straight-line rent receivable balances on properties sold during the nine months ended September 30, 2008. The fluctuation in prepaid rent receipts is primarily due to an increase in prepaid rent received at certain construction projects.
          Investing Activities. The changes in net cash used in investing activities are primarily attributable to net changes in real property and real estate loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Nine Months Ended
	Sep. 30, 2009		Sep. 30, 2008
	Properties	Amount	Properties	Amount

Real property acquisitions:
Independent living/CCRCs		$0	2	$68,300
Assisted living facilities		0	3	45,490
Skilled nursing facilities		0	1	11,360
Specialty care facilities		0	6	182,303
Medical office buildings		0	7	121,809
Land parcels		0	1	10,000

Total acquisitions	0	0	20	439,262
Less: Assumed debt		0		0
Assumed other assets (liabilities), net		0		(1,599)

Cash disbursed for acquisitions		0		437,663
Construction in progress additions		396,581		414,463
Capital improvements to existing properties		20,797		19,885

Total cash invested in real property		417,378		872,011

Real property dispositions:
Independent living/CCRCs	1	24,340	2	15,547
Assisted living facilities	9	20,537	20	106,740
Skilled nursing facilities	3	18,854	3	4,489
Specialty care facilities	2	40,841	1	6,781
Medical office buildings	10	28,128	1	8,735
Land parcels		0		73

Total dispositions	25	132,700	27	142,365
Less: Gain/(loss) on sales of real property		26,907		130,813
Extinguishment of other assets/(liabilities)		0		(113)
Seller financing on sales of real property		(6,100)		(64,771)

Proceeds from real property sales		153,507		208,294

Net cash investments in real property	(25)	$263,871	(7)	$663,717

Advances on real estate loans receivable:
Investments in new loans		$3,316		$120,961
Draws on existing loans		43,566		13,041

Total gross investments in real estate loans		46,882		134,002
Less: Seller financing on sales of real property		0		(59,649)

Net cash advances on real estate loans receivable		46,882		74,353
Receipts on real estate loans receivable:
Loan payoffs		20,440		8,815
Principal payments on loans		14,452		4,709

Total principal receipts on real estate loans		34,892		13,524

Net cash advances (receipts) on real estate loans receivable		$11,990		$60,829

          Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common stock and dividend payments.
          For the nine months ended September 30, 2009, we had a net decrease of $427,000,000 on our unsecured line of credit arrangement as compared to a net increase of $80,000,000 for the same period in 2008. The changes in our senior unsecured notes are due to the extinguishment of $183,147,000 of various senior unsecured notes in March and September 2009 and the extinguishment of $42,330,000 of our 7.625% senior unsecured notes in March 2008. During the nine months ended September 30, 2009, we extinguished secured debt loans totaling $79,743,000 with a weighted-average interest rate of 7.26%. During the nine months ended September 30, 2008, we extinguished secured debt loans totaling $47,061,000 with a weighted-average interest rate of 6.76%.
          The following is a summary of our common stock issuances for the nine months ended September 30, 2009 and 2008 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
July 2008 public issuance	4,600,000	44.50	204,700	193,157
September 2008 public issuance	8,050,000	48.00	386,400	369,699
2008 Dividend reinvestment plan issuances	1,165,441	45.19	52,668	52,668
2008 Option exercises	111,395	29.14	3,246	3,246

2008 Totals	16,926,836		$771,334	$737,325

February 2009 public issuance	5,816,870	$36.85	$214,352	$210,880
September 2009 public issuance	9,200,000	40.40	371,680	356,691
2009 Equity shelf plan issuances	1,952,600	40.69	79,447	77,692
2009 Dividend reinvestment plan issuances	1,099,340	35.05	38,528	38,528
2009 Option exercises	3,434	26.67	92	92

2009 Totals	18,072,244		$704,099	$683,883

          In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increase in dividends is primarily attributable to an increase in our common stock.
          The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	Sep. 30, 2009		Sep. 30, 2008
	Per Share	Amount	Per Share	Amount

Common Stock	$2.0400	$227,959	$2.0200	$183,080
Series D Preferred Stock	1.4766	5,906	1.4766	5,906
Series E Preferred Stock	1.1250	84	1.1250	84
Series F Preferred Stock	1.4297	10,008	1.4297	10,008
Series G Preferred Stock	1.4064	560	1.4064	1,662

Totals		$244,517		$200,740

Off-Balance Sheet Arrangements
          At September 30, 2009, we had five outstanding letter of credit obligations totaling $4,540,000 and expiring between 2009 and 2013. Please see Note 11 to our unaudited consolidated financial statements for additional information.
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

Contractual Obligations
          The following table summarizes our payment requirements under contractual obligations as of September 30, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter

Unsecured line of credit arrangement	$143,000	$0	$143,000	$0	$0
Senior unsecured notes (1)	1,661,853	0	0	376,853	1,285,000
Secured debt (1)	627,790	2,786	25,170	86,888	512,946
Contractual interest obligations	1,178,442	43,378	262,762	245,394	626,908
Capital lease obligations	0	0	0	0	0
Operating lease obligations	176,093	1,123	8,909	8,346	157,715
Purchase obligations	337,999	32,223	302,339	3,437	0
Other long-term liabilities	4,603	112	488	4,003	0

Total contractual obligations	$4,129,780	$79,622	$742,668	$724,921	$2,582,569

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
          At September 30, 2009, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1.15 billion, which is scheduled to expire on August 5, 2011. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.85% at September 30, 2009). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at September 30, 2009. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at September 30, 2009. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. At September 30, 2009, we had $143,000,000 outstanding under the unsecured line of credit arrangement and estimated total contractual interest obligations of $7,893,000. Contractual interest obligations are estimated based on the assumption that the balance of $143,000,000 at September 30, 2009 is constant until maturity at interest rates in effect at September 30, 2009.
          We have $1,661,853,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 4.75% to 8%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $938,125,000 at September 30, 2009. Additionally, we have secured debt with total outstanding principal of $627,790,000, collateralized by owned properties, with annual interest rates ranging from 4.89% to 6.99%, payable monthly. The carrying values of the properties securing the debt totaled $908,536,000 at September 30, 2009. Total contractual interest obligations on secured debt totaled $232,424,000 at September 30, 2009.
          At September 30, 2009, we had operating lease obligations of $176,093,000 relating primarily to ground leases at certain of our properties and office space leases.
          Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At September 30, 2009, we had outstanding construction financings of $638,507,000 for leased properties and were committed to providing additional financing of approximately $328,553,000 to complete construction. At September 30, 2009, we had contingent purchase obligations totaling $9,446,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.
          Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and certain non-compete agreements. We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the company are anticipated for the 2009 fiscal year. Benefit payments are expected to total $4,003,000 during the next five fiscal years and no benefit payments are expected to occur during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $3,649,000 and $3,109,000 at September 30, 2009 and December 31, 2008, respectively.
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

Capital Structure
          As of September 30, 2009, we had stockholders’ equity of $3,836,150,000 and a total outstanding debt balance of $2,420,487,000, which represents a debt to total book capitalization ratio of 39%. Our ratio of debt to market capitalization was 31% at September 30, 2009. For the nine months ended September 30, 2009, our interest coverage ratio was 3.41 to 1.00. For the nine months ended September 30, 2009, our fixed charge coverage ratio was 2.80 to 1.00. Also, at September 30, 2009, we had $102,353,000 of cash and cash equivalents, $17,493,000 of restricted cash and $1,007,000,000 of available borrowing capacity under our unsecured line of credit arrangement. During the nine months ended September 30, 2009, we completed two public offerings of common stock, totaling 15,016,870 shares with aggregate net proceeds of approximately $567,571,000.
          Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2009, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services. However, under our unsecured line of credit arrangement, these ratings on our senior unsecured notes are used to determine the fees and interest charged.
          As of October 31, 2009, our senior unsecured notes were rated Baa2 (stable), BBB- (stable) and BBB (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
          On May 7, 2009, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of October 31, 2009, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,760,247 shares of common stock. As of October 31, 2009, 6,807,465 shares of common stock remained available for issuance under this registration statement. In November 2008, we entered into an Equity Distribution Agreement with UBS Securities LLC relating to the offer and sale from time to time of up to $250,000,000 aggregate amount of our common stock (“Equity Shelf Program”). We issued 1,952,600 shares of common stock under the Equity Shelf Program during the nine months ended September 30, 2009. As of October 31, 2009, we had $139,356,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.
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

	Three Months Ended				Change			Nine Months Ended				Change
	Sep. 30, 2009		Sep. 30, 2008		Amount		%	Sep. 30, 2009		Sep. 30, 2008		Amount		%

Net income available to common stockholders	$19,130		$53,589		$(34,459)		-64%	$139,489		$238,248		$(98,759)		-41%
Funds from operations	60,933		82,573		(21,640)		-26%	235,463		228,068		7,395		3%
EBITDA	94,548		136,211		(41,663)		-31%	363,425		486,930		(123,505)		-25%
Net operating income	133,964		135,126		(1,162)		-1%	402,012		389,229		12,783		3%
Per share data (fully diluted):
Net income available to common stockholders	$0.17		$0.55		$(0.38)		-69%	$1.25		$2.61		$(1.36)		-52%
Funds from operations	0.53		0.85		(0.32)		-38%	2.11		2.50		(0.39)		-16%

Interest coverage ratio	2.63	x	3.50	x	-0.87	x	-25%	3.41	x	4.16	x	-0.75	x	-18%
Fixed charge coverage ratio	2.16	x	2.91	x	-0.75	x	-26%	2.80	x	3.46	x	-0.66	x	-19%
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
          Investment Properties
          The following is a summary of our results of operations for the investment properties segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2009	Sep. 30, 2008	$	%	Sep. 30, 2009	Sep. 30, 2008	$	%
Revenues:
Rental income	$98,998	$93,418	$5,580	6%	$294,850	$261,181	$33,669	13%
Interest income	10,528	10,910	(382)	-4%	30,639	29,177	1,462	5%
Other income	641	1,219	(578)	-47%	2,177	4,048	(1,871)	-46%

	110,167	105,547	4,620	4%	327,666	294,406	33,260	11%
Expenses:
Interest expense	3,490	594	2,896	488%	6,917	(542)	7,459	n/a
Depreciation and amortization	28,313	27,223	1,090	4%	83,402	73,847	9,555	13%
Loss (gain) on extinguishment of debt	2,057	(768)	2,825	n/a	2,057	(808)	2,865	n/a
Provision for loan losses	0	0	0	n/a	140	0	140	n/a

	33,860	27,049	6,811	25%	92,516	72,497	20,019	28%

Income from continuing operations before income taxes	76,307	78,498	(2,191)	-3%	235,150	221,909	13,241	6%
Income tax expense	0	0	0	n/a	0	(1,351)	1,351	-100%

Income from continuing operations	76,307	78,498	(2,191)	-3%	235,150	220,558	14,592	7%
Discontinued operations:
Gain (loss) on sales of properties	0	13,680	(13,680)	-100%	27,713	131,874	(104,161)	-79%
Income (loss) from discontinued operations, net	1,180	3,295	(2,115)	-64%	4,579	12,634	(8,055)	-64%

Discontinued operations, net	1,180	16,975	(15,795)	-93%	32,292	144,508	(112,216)	-78%

Net income	$77,487	$95,473	$(17,986)	-19%	$267,442	$365,066	$(97,624)	-27%

          The increase in rental income is primarily attributable to the acquisitions of new investment properties subsequent to September 30, 2008 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. Interest income increased from 2008 primarily due to an increase in the balance of outstanding loans.
          Interest expense for the nine months ended September 30, 2009 represents $8,183,000 of secured debt interest expense including $270,000 of swap losses offset by interest allocated to discontinued operations. Interest expense for the nine months ended September 30, 2008 represents $5,500,000 of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the nine months ended September 30, 2009, we extinguished certain investment property secured debt loans and recognized extinguishment losses of $2,057,000. During the nine months ended September 30, 2008, we extinguished certain investment property secured debt loans and recognized extinguishment gains of $808,000. The following is a summary of our investment property secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$194,512	6.283%	$105,910	6.994%	$94,234	6.996%	$114,543	7.000%
Debt issued	132,456	5.863%	0	0.000%	265,527	5.982%	0	0.000%
Debt extinguished	(26,575)	7.402%	(10,358)	6.980%	(47,502)	7.414%	(17,821)	7.022%
Principal payments	(743)	6.360%	(660)	6.972%	(12,609)	7.780%	(1,830)	6.973%

Ending balance	$299,650	5.998%	$94,892	6.996%	$299,650	5.998%	$94,892	6.996%

Monthly averages	$326,590	6.113%	$100,395	6.995%	$358,738	6.246%	$106,814	6.996%
          Depreciation and amortization increased primarily as a result of the acquisitions of new investment properties subsequent to September 30, 2008. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
          At September 30, 2009, we had six skilled nursing facilities that satisfied the requirements for held for sale treatment. We did not recognize any impairment losses on these assets as the fair value less estimated costs to sell exceeded our carrying values. During the nine months ended September 30, 2009, we sold 16 investment properties with carrying values of $104,572,000 for net gains of $27,713,000. During the nine months ended September 30, 2008, we sold 26 investment properties and one parcel of land with a carrying value of $135,584,000 for a gain of $131,874,000 and a deferred gain of $3,708,000. The following illustrates the reclassification impact as a result of classifying investment properties sold subsequent to January 1, 2008 or held for sale at September 30, 2009 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Rental income	$1,315	$6,653	$8,859	$27,631

Expenses:
Interest expense	135	1,257	1,266	6,042
Provision for depreciation	0	2,101	3,014	8,955

Income (loss) from discontinued operations, net	$1,180	$3,295	$4,579	$12,634

          As a result of our quarterly evaluations, we recorded a $140,000 addition to the allowance for loan losses during the nine months ended September 30, 2009. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed in “Critical Accounting Policies.”
          During the nine months ended September 30, 2008, we recorded $1,325,000 of income taxes in connection with an investment gain.
          Medical Office Buildings
          The following is a summary of our results of operations for the medical office buildings segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2009	Sep. 30, 2008	$	%	Sep. 30, 2009	Sep. 30, 2008	$	%
Revenues:
Rental income	$34,483	$32,966	$1,517	5%	$99,051	$96,407	$2,644	3%
Other income	248	261	(13)	-5%	695	708	(13)	-2%

	34,731	33,227	1,504	5%	99,746	97,115	2,631	3%

Expenses:
Interest expense	5,024	5,043	(19)	0%	15,205	15,251	(46)	0%
Property operating expenses	12,433	11,192	1,241	11%	35,377	32,600	2,777	9%
Depreciation and amortization	12,772	11,788	984	8%	36,727	35,802	925	3%
Loss (gain) on extinguishment of debt	3,371	0	3,371	n/a	3,371	(1,286)	4,657	n/a

	33,600	28,023	5,577	20%	90,680	82,367	8,313	10%

Income from continuing operations before income taxes	1,131	5,204	(4,073)	-78%	9,066	14,748	(5,682)	-39%
Income tax (expense) benefit	25	(4)	29	n/a	(232)	(49)	(183)	373%

Income from continuing operations	1,156	5,200	(4,044)	-78%	8,834	14,699	(5,865)	-40%
Discontinued operations:
Gain (loss) on sales of properties	(806)	(1,061)	255	-24%	(806)	(1,061)	255	-24%
Impairment of assets	(1,873)	0	(1,873)	n/a	(1,873)	0	(1,873)	n/a
Income (loss) from
discontinued operations, net	(143)	(634)	491	-77%	(218)	(1,731)	1,513	-87%

Discontinued operations, net	(2,822)	(1,695)	(1,127)	66%	(2,897)	(2,792)	(105)	4%

Net income (loss)	(1,666)	3,505	(5,171)	n/a	5,937	11,907	(5,970)	-50%
Less: Net income attributable to noncontrolling interests	35	1	34	3400%	40	128	(88)	-69%

Net income attributable to common stockholders	$(1,701)	$3,504	$(5,205)	n/a	$5,897	$11,779	$(5,882)	-50%

          The increase in rental income is primarily attributable to the acquisitions of medical office buildings subsequent to September 30, 2008 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. Other income is attributable to third party management fee income.
          Interest expense for the nine months ended September 30, 2009 represents $15,603,000 of secured debt interest expense offset by interest allocated to discontinued operations. Interest expense for the nine months ended September 30, 2008 represents $16,470,000 of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the nine months ended September 30, 2009, we extinguished certain medical office building secured debt loans and recognized extinguishment losses of $3,371,000. During the nine months ended September 30, 2008, we extinguished certain medical office building secured debt loans and recognized extinguishment gains of $1,286,000. The following is a summary of our medical office building secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$351,146	5.799%	$360,451	5.795%	$354,145	5.799%	$392,430	5.854%
Debt extinguished	(32,241)	7.033%	0	0.000%	(32,241)	7.033%	(29,239)	6.600%
Principal payments	(1,451)	5.722%	(1,420)	5.749%	(4,450)	5.746%	(4,160)	5.736%

Ending balance	$317,454	5.675%	$359,031	5.795%	$317,454	5.675%	$359,031	5.795%

Monthly averages	$350,412	5.800%	$359,732	5.795%	$351,919	5.799%	$368,627	5.804%
          The increase in property operating expenses is primarily attributable to the acquisition of new medical office buildings for which we incur certain property operating expenses offset by property operating expenses associated with discontinued operations.
          Income tax expense is related to third party management fee income.

          Net income attributable to noncontrolling interests primarily relates to certain joint venture properties that are consolidated in our operating results. The decrease is due to our acquisition of a noncontrolling interest subsequent to September 30, 2008.
          At September 30, 2009, we had four medical office buildings that satisfied the requirements for held for sale treatment. During the three months ended September 30, 2009, an impairment charge of $1,873,000 was recorded to further reduce the carrying value of the four medical office buildings to their estimated fair value less costs to sell. In determining the fair value of the medical office buildings, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as third party offers to purchase. During the year ended December 31, 2008, an impairment charge of $32,648,000 was recorded to reduce the carrying value of 14 medical office buildings to their estimated fair value less costs to sell. In determining the fair value of the medical office buildings, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates. Please see Note 4 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Current Report on Form 8-K filed August 6, 2009, for additional information. The following illustrates the reclassification impact as a result of classifying medical office buildings sold subsequent to January 1, 2008 or held for sale at September 30, 2009 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Rental income	$525	$992	$1,803	$3,787
Expenses:
Interest expense	127	372	398	1,219
Property operating expenses	541	676	1,623	2,009
Provision for depreciation	0	578	0	2,290

Income (loss) from discontinued operations, net	$(143)	$(634)	$(218)	$(1,731)

          Non-Segment/Corporate
          The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2009	Sep. 30, 2008	$	%	Sep. 30, 2009	Sep. 30, 2008	$	%
	(In thousands, except per share data)
Revenues:
Other income	$200	$575	$(375)	-65%	$938	$899	$39	4%
Expenses:
Interest expense	20,057	28,088	(8,031)	-29%	60,390	86,860	(26,470)	-30%
Realized loss on derivatives	0	1,513	(1,513)	-100%	0	1,513	(1,513)	-100%
General and administrative	10,363	10,789	(426)	-4%	38,784	33,693	5,091	15%
Loss on extinguishments of debt	20,946	0	20,946	n/a	19,269	0	19,269	n/a

	51,366	40,390	10,976	27%	118,443	122,066	(3,623)	-3%

Net loss from continuing operations before income taxes	(51,166)	(39,815)	(11,351)	29%	(117,505)	(121,167)	3,662	-3%
Income tax (expense) benefit	30	157	(127)	-81%	215	230	(15)	-7%

Net loss	(51,136)	(39,658)	(11,478)	29%	(117,290)	(120,937)	3,647	-3%
Preferred stock dividends	5,520	5,730	(210)	-4%	16,560	17,660	(1,100)	-6%

Net loss attributable to common stockholders	$(56,656)	$(45,388)	$(11,268)	25%	$(133,850)	$(138,597)	$4,747	-3%

          Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.
          The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	Sep. 30, 2009	Sep. 30, 2008	$	%	Sep. 30, 2009	Sep. 30, 2008	$	%

Senior unsecured notes	$27,146	$27,718	$(572)	-2%	$82,149	$83,827	$(1,678)	-2%
Secured debt	90	0	90	n/a	90	0	90	n/a
Unsecured lines of credit	1,081	5,099	(4,018)	-79%	3,979	14,723	(10,744)	-73%
Capitalized interest	(9,975)	(6,364)	(3,611)	57%	(30,866)	(16,594)	(14,272)	86%
SWAP losses (savings)	(40)	(40)	0	0%	(121)	(121)	0	0%
Loan expense	1,755	1,675	80	5%	5,159	5,025	134	3%

Totals	$20,057	$28,088	$(8,031)	-29%	$60,390	$86,860	$(26,470)	-30%

          The change in interest expense on senior unsecured notes is due to the effect of extinguishments. During the nine months ended September 30, 2009, we extinguished $183,147,000 of unsecured senior notes with weighted average interest rates of 7.82% and recognized extinguishment losses of $19,269,000. The following is a summary of our senior unsecured note principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
	Face	Weighted Avg.	Face	Weighted Avg.	Face	Weighted Avg.	Face	Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$1,823,277	5.773%	$1,845,000	5.782%	$1,845,000	5.782%	$1,887,330	5.823%
Principal payments	(161,424)	8.000%	0	0.000%	(183,147)	7.823%	(42,330)	7.625%

Ending balance	$1,661,853	5.557%	$1,845,000	5.782%	$1,661,853	5.557%	$1,845,000	5.782%

Monthly averages	$1,782,921	5.723%	$1,845,000	5.782%	$1,813,652	5.756%	$1,863,141	5.800%
          During the nine months ended September 30, 2009, we completed a $10,750,000 first mortgage loan secured by a commercial real estate campus. The 10-year debt has a fixed interest rate of 6.37%.
          The change in interest expense on the unsecured line of credit arrangement is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. The following is a summary of our unsecured line of credit arrangement (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance outstanding at quarter end	$143,000	$387,000	$143,000	$387,000
Maximum amount outstanding at any month end	$292,000	$701,000	$559,000	$744,000
Average amount outstanding (total of daily principal balances divided by days in period)	$217,174	$577,717	$301,740	$509,307
Weighted average interest rate (actual all-in interest/fees expense divided by average borrowings outstanding)	1.99%	3.53%	1.76%	3.85%
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
          Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense for the nine months ended September 30, 2009 is consistent with the prior year.
          General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three and nine months ended September 30, 2009 were 7.05% and 8.83%, respectively, as compared with 7.34% and 7.95% for the same periods in 2008. The year-to-date increase from 2008 is primarily related to $3,909,000 of non-recurring expenses recognized during the nine months ended September 30, 2009 in connection with the departure of Raymond W. Braun who formerly served as President of the company.

          The change in preferred dividends is primarily attributable to preferred stock conversions into common stock. The following is a summary of our preferred stock activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	11,475,093	7.697%	12,048,839	7.688%	11,516,302	7.696%	12,879,189	7.676%
Shares converted	(1,000)	7.500%	(127,780)	7.500%	(42,209)	7.478%	(958,130)	7.500%

Ending balance	11,474,093	7.697%	11,921,059	7.690%	11,474,093	7.697%	11,921,059	7.690%

Monthly averages	11,474,593	7.697%	11,953,449	7.689%	11,485,097	7.697%	12,323,623	7.684%
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2008	2008	2008	2008	2009	2009	2009

FFO Reconciliation:
Net income attributable to common stockholders	$29,249	$155,410	$53,589	$21,850	$61,119	$59,240	$19,130
Depreciation and amortization	39,574	39,630	41,690	42,150	41,326	40,731	41,085
Loss (gain) on sales of properties	(26)	(118,168)	(12,619)	(33,120)	(17,036)	(10,677)	806
Noncontrolling interests	(87)	(87)	(87)	(81)	(87)	(87)	(88)

Funds from operations	$68,710	$76,785	$82,573	$30,799	$85,322	$89,207	$60,933

Average common shares outstanding:
Basic	86,100	89,294	96,040	103,329	108,214	110,864	114,874
Diluted	86,610	89,853	96,849	103,840	108,624	111,272	115,289

Per share data:
Net income attributable to common stockholders
Basic	$0.34	$1.74	$0.56	$0.21	$0.56	$0.53	$0.17
Diluted	0.34	1.73	0.55	0.21	0.56	0.53	0.17

Funds from operations
Basic	$0.80	$0.86	$0.86	$0.30	$0.79	$0.80	$0.53
Diluted	0.79	0.85	0.85	0.30	0.79	0.80	0.53

	Nine Months Ended
	September 30,	September 30,
	2008	2009

FFO Reconciliation:
Net income available to common stockholders	$238,248	$139,489
Depreciation and amortization	120,894	123,143
Loss (gain) on sales of properties	(130,813)	(26,907)
Noncontrolling interests	(261)	(262)

Funds from operations	$228,068	$235,463

Average common shares outstanding:
Basic	90,500	111,345
Diluted	91,121	111,749

Per share data:
Net income available to common stockholders
Basic	$2.63	$1.25
Diluted	2.61	1.25

Funds from operations
Basic	$2.52	$2.11
Diluted	2.50	2.11
          The following table reflects the reconciliation of NOI for the periods presented. All amounts include amounts from discontinued operations, if applicable. Amounts are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2008	2008	2008	2008	2009	2009	2009

NOI Reconciliation:
Total revenues:
Investment properties:
Rental income:
Independent living/CCRCs	$13,414	$14,881	$18,545	$19,562	$19,996	$20,001	$19,070
Assisted living facilities	30,228	31,071	28,189	27,521	27,708	28,392	28,634
Skilled nursing facilities	40,100	40,260	40,687	40,595	41,731	41,598	41,337
Specialty care facilities	8,191	10,595	12,650	12,359	12,677	11,293	11,272

Investment property rental income	91,933	96,807	100,071	100,037	102,112	101,284	100,313
Interest income	9,092	9,175	10,910	10,886	9,953	10,158	10,528
Other income	1,296	1,533	1,219	3,850	895	640	641

Total investment property revenues	102,321	107,515	112,200	114,773	112,960	112,082	111,482
Medical office buildings:
Rental income	33,233	33,003	33,958	33,138	33,253	32,593	35,008
Other income	210	237	261	222	213	234	248

Total medical office building revenues	33,443	33,240	34,219	33,360	33,466	32,827	35,256
Corporate other income	210	115	575	793	376	363	200

Total revenues	135,974	140,870	146,994	148,926	146,802	145,272	146,938
Property operating expenses:
Investment properties	0	0	0	0	0	0	0
Medical office buildings	11,367	11,375	11,868	12,019	11,983	12,044	12,974
Non-segment/corporate	0	0	0	0	0	0	0

Total property operating expenses	11,367	11,375	11,868	12,019	11,983	12,044	12,974
Net operating income:
Investment properties	102,321	107,515	112,200	114,773	112,960	112,082	111,482
Medical office buildings	22,076	21,865	22,351	21,341	21,483	20,783	22,282
Non-segment/corporate	210	115	575	793	376	363	200

Net operating income	$124,607	$129,495	$135,126	$136,907	$134,819	$133,228	$133,964

	Nine Months Ended
	September 30,	September 30,
	2008	2009

NOI Reconciliation:
Total revenues:
Investment properties:
Rental income:
Independent living/CCRCs	$46,841	$58,588
Assisted living facilities	89,488	85,212
Skilled nursing facilities	121,047	124,667
Specialty care facilities	31,436	35,242

Investment property rental income	288,812	303,709
Interest income	29,177	30,639
Other income	4,048	2,177

Total investment property revenues	322,037	336,525
Medical office buildings:
Rental income	100,194	100,854
Other income	708	695

Total medical office building revenues	100,902	101,549
Corporate other income	899	938

Total revenues	423,838	439,012
Property operating expenses:
Investment properties	0	0
Medical office buildings	34,609	37,000
Non-segment/corporate	0	0

Total property operating expenses	34,609	37,000
Net operating income:
Investment properties	322,037	336,525
Medical office buildings	66,293	64,549
Non-segment/corporate	899	938

Net operating income	$389,229	$402,012

          The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,		September 30,
	2008		2008		2008		2008		2009		2009		2009

EBITDA Reconciliation:
Net income	$35,458		$161,259		$59,320		$27,389		$66,645		$64,759		$24,685
Interest expense	37,320		36,155		35,354		32,230		28,011		27,332		28,833
Income tax expense (benefit)	1,279		44		(153)		136		50		21		(55)
Depreciation and amortization	39,574		39,630		41,690		42,150		41,326		40,731		41,085

EBITDA	$113,631		$237,088		$136,211		$101,905		$136,032		$132,843		$94,548

Interest Coverage Ratio:
Interest expense	$37,320		$36,155		$35,354		$32,230		$28,011		$27,332		$28,833
Non-cash interest expense	(2,790)		(2,769)		(2,773)		(2,899)		(2,772)		(2,844)		(2,895)
Capitalized interest	5,167		5,063		6,364		8,435		9,865		11,026		9,975

Total interest	39,697		38,449		38,945		37,766		35,104		35,514		35,913
EBITDA	$113,631		$237,088		$136,211		$101,905		$136,032		$132,843		$94,548

Interest coverage ratio	2.86	x	6.17	x	3.50	x	2.70	x	3.88	x	3.74	x	2.63	x

Fixed Charge Coverage Ratio:
Total interest	$39,697		$38,449		$38,945		$37,766		$35,104		$35,514		$35,913
Secured debt principal payments	2,093		1,817		2,080		2,129		2,206		2,177		2,298
Preferred dividends	6,147		5,784		5,730		5,541		5,524		5,516		5,520

Total fixed charges	47,937		46,050		46,755		45,436		42,834		43,207		43,731
EBITDA	$113,631		$237,088		$136,211		$101,905		$136,032		$132,843		$94,548

Fixed charge coverage ratio	2.37	x	5.15	x	2.91	x	2.24	x	3.18	x	3.07	x	2.16	x

	Nine Months Ended
	September 30,		September 30,
	2008		2009

EBITDA Reconciliation:
Net income	$256,036		$156,089
Interest expense	108,830		84,176
Tax expense (benefit)	1,170		17
Depreciation and amortization	120,894		123,143

EBITDA	$486,930		$363,425

Interest Coverage Ratio:
Interest expense	$108,830		$84,176
Non-cash interest expense	(8,332)		(8,511)
Capitalized interest	16,594		30,866

Total interest	117,092		106,531
EBITDA	$486,930		$363,425

Interest coverage ratio	4.16	x	3.41	x

Fixed Charge Coverage Ratio:
Total interest	$117,092		$106,531
Secured debt principal payments	5,990		6,681
Preferred dividends	17,660		16,560

Total fixed charges	140,742		129,772
EBITDA	$486,930		$363,425

Fixed charge coverage ratio	3.46	x	2.80	x

          The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
	September 30,		December 31,		March 31,		June 30,		September 30,
	2008		2008		2009		2009		2009

Adjusted EBITDA Reconciliation:
Net income	$303,603		$283,425		$314,613		$218,112		$183,478
Interest expense	147,596		141,059		131,750		122,927		116,406
Income tax expense (benefit)	1,439		1,306		77		54		152
Depreciation and amortization	160,975		163,045		164,797		165,898		165,292
Stock-based compensation expense	8,024		8,530		11,360		11,034		10,637
Provision for loan losses	0		94		234		234		234
Loss (gain) on extinguishment of debt	(3,175)		(2,094)		(2,446)		(2,446)		24,696

Adjusted EBITDA	$618,462		$595,365		$620,385		$515,813		$500,895

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$147,596		$141,059		$131,750		$122,927		$116,406
Capitalized interest	21,062		25,029		29,727		35,690		39,301
Non-cash interest expense	(11,325)		(11,231)		(11,214)		(11,289)		(11,410)
Secured debt principal payments	8,137		8,119		8,232		8,592		8,810
Preferred dividends	23,840		23,201		22,579		22,311		22,101

Total fixed charges	189,310		186,177		181,074		178,231		175,208
Adjusted EBITDA	$618,462		$595,365		$620,385		$515,813		$500,895

Adjusted fixed charge coverage ratio	3.27	x	3.20	x	3.43	x	2.89	x	2.86	x

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
     Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Current Report on Form 8-K filed August 6, 2009, for further information regarding significant accounting policies that impact us. There have been no material changes to these policies in 2009.
     The following table presents information about our critical accounting policies, as well as the material assumptions used to develop each estimate:

Nature of Critical	Assumptions/Approach
Accounting Estimate	Used

Allowance for Loan Losses

We maintain an allowance for loan losses in accordance with U.S. GAAP. The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of all outstanding loans. If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to full accrual status.
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

As a result of our quarterly evaluations, we recorded a $140,000 addition to the allowance for loan losses during the nine months ended September 30, 2009, resulting in an allowance for loan losses of $7,640,000 relating to loans with outstanding balances of $122,742,000. Also at September 30, 2009, we had loans with outstanding balances of $72,365,000 on non-accrual status.

Nature of Critical	Assumptions/Approach
Accounting Estimate	Used

Business Combinations

Substantially all of the properties owned by us are leased under operating leases and are recorded at cost. The cost of our real property is allocated to land, buildings, improvements and intangibles in accordance with U.S. GAAP.
We compute depreciation and amortization on our properties using the straight-line method based on their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. Lives for intangibles are based on the remaining term of the underlying leases.

For the nine months ended September 30, 2009, we recorded $90,669,000, $24,944,000 and $7,530,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 36.4 years, 10.9 years and 8.3 years, respectively, for the nine months ended September 30, 2009.

Impairment of Long-Lived Assets

We review our long-lived assets for potential impairment in accordance with U.S. GAAP. An impairment charge must be recognized when the carrying value of a long-lived asset is not recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that a permanent impairment of a long-lived asset has occurred, the carrying value of the asset is reduced to its fair value and an impairment charge is recognized for the difference between the carrying value and the fair value.
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

At September 30, 2009, we had four medical office buildings that satisfied the requirements for held for sale treatment. During the three months ended September 30, 2009, an impairment charge of $1,873,000 was recorded to further reduce the carrying value of the four medical office buildings to their estimated fair value less costs to sell. In determining the fair value of the medical office buildings, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as third party offers to purchase.

Fair Value of Derivative Instruments

The valuation of derivative instruments is accounted for in accordance with U.S. GAAP, which requires companies to record derivatives at fair market value on the balance sheet as assets or liabilities.
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At September 30, 2009, we participated in two interest rate swap agreements which are reported at their fair value of $4,375,000 and are included in other liabilities and accumulated other comprehensive income.

Nature of Critical	Assumptions/Approach
Accounting Estimate	Used

Revenue Recognition

Revenue is recorded in accordance with U.S. GAAP, which requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. If the collectability of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risk. Substantially all of our operating leases contain fixed and/or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.
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

For the nine months ended September 30, 2009, we recognized $30,639,000 of interest income and $404,563,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $23,463,000 as compared to gross straight-line rental income recognized of $14,499,000 for the nine months ended September 30, 2009. At September 30, 2009, our straight-line receivable balance was $35,999,000, net of reserves totaling $379,000. Also at September 30, 2009, we had loans with outstanding balances of $72,365,000 on non-accrual status.
Forward-Looking Statements and Risk Factors
          This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of properties; the performance of its operators and properties; its occupancy rates; its ability to acquire or develop properties; its ability to manage properties; its ability to enter into agreements with viable new tenants for vacant space or for properties that the company takes back from financially troubled tenants, if any; its ability to make distributions; its policies and plans regarding investments, financings and other matters; its tax status as a real estate investment trust; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; its critical accounting policies; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The company’s expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies; operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and senior housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with profitable results; the failure to make new investments as and when anticipated; the failure of closings to occur as and when anticipated; acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant bankruptcies or insolvencies; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention. Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Current Report on Form 8-K filed August 6, 2009, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	September 30, 2009		December 31, 2008
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value

Senior unsecured notes	$1,661,853	$(128,552)	$1,845,000	$(112,438)

Fixed rate secured debt	495,334	(24,105)	448,378	(17,966)

Totals	$2,157,187	$(152,657)	$2,293,378	$(130,404)

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
          On August 7, 2009, we entered into an interest rate swap (the “August 2009 Swap”) for a total notional amount of $52,198,000 to hedge seven years of interest payments associated with long-term LIBOR based borrowings. The August 2009 Swap has an effective date of August 12, 2009 and a maturity date of September 1, 2016. The August 2009 Swap has the economic effect of fixing $52,198,000 at 3.93% plus a credit spread for seven years. The August 2009 Swap has been designated as a cash flow hedge and we expect it to be highly effective at offsetting changes in cash flows of interest payments on $52,198,000 of long-term debt due to changes in the LIBOR swap rate.
          On September 28, 2009, we entered into an interest rate swap (the “September 2009 Swap”) for a total notional amount of $48,155,000 to hedge seven years of interest payments associated with long-term LIBOR based borrowings. The September 2009 Swap has an effective date of September 30, 2009 and a maturity date of October 1, 2016. The September 2009 Swap has the economic effect of fixing $48,155,000 at 3.2675% plus a credit spread for seven years. The September 2009 Swap has been designated as a cash flow hedge and we expect it to be highly effective at offsetting changes in cash flows of interest payments on $48,155,000 of long-term debt due to changes in the LIBOR swap rate.

          Our variable rate debt, including our unsecured line of credit arrangement, is reflected at fair value. At September 30, 2009, we had $143,000,000 outstanding related to our variable rate line of credit and $132,456,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $2,755,000. At December 31, 2008, we had $570,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $5,700,000.
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

			Total Number
			of Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that May
	Total Number		Announced	Yet Be Purchased
	of Shares	Average Price	Plans or Programs	Under the Plans or
Period	Purchased (1)	Paid Per Share	(2)	Programs
July 1, 2009 through July 31, 2009	932	$34.52
August 1, 2009 through August 31, 2009
September 1, 2009 through September 30, 2009

Totals	932	$34.52

(1)	During the three months ended September 30, 2009, the company acquired shares of common stock held by employees who tendered owned shares to satisfy the tax withholding on the lapse of certain restrictions on restricted stock.

(2)	No shares were purchased as part of publicly announced plans or programs.

Item 6. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HEALTH CARE REIT, INC.
Date: November 5, 2009	By:	/s/ George L. Chapman
George L. Chapman,
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2009	By:	/s/ Scott A. Estes
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2009	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.,
Vice President and Controller (Principal Accounting Officer)