Form 10-K
period 2009-12-31
HEALTH CARE REIT INC /DE/
filed 2010-02-26
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,811,648,657.

As of February 12, 2010, there were 123,687,306 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 6, 2010, are incorporated by reference into Part III.

HEALTH CARE REIT, INC.
2009 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	28
Item 1B.	Unresolved Staff Comments	35
Item 2.	Properties	36
Item 3.	Legal Proceedings	39
Item 4.	Submission of Matters to a Vote of Security Holders	39

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	40
Item 6.	Selected Financial Data	42
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	70
Item 8.	Financial Statements and Supplementary Data	72
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	109
Item 9A.	Controls and Procedures	109
Item 9B.	Other Information	112

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	112
Item 11.	Executive Compensation	112
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	112
Item 13.	Certain Relationships and Related Transactions and Director Independence	112
Item 14.	Principal Accounting Fees and Services	112

PART IV
Item 15.	Exhibits and Financial Statement Schedules	113
EX-12
EX-21
EX-23
EX-24.1
EX-24.2
EX-24.3
EX-24.4
EX-24.5
EX-24.6
EX-24.7
EX-24.8
EX-24.9
EX-24.10
EX-24.11
EX-24.12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.	Business

General

Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is a real estate investment trust (“REIT”) that invests in senior housing and health care real estate. We also provide an extensive array of property management and development services. As of December 31, 2009, our broadly diversified portfolio consisted of 590 properties in 39 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on the Internet at www.hcreit.com.

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

Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and complete construction projects in process. We also continue to evaluate opportunities to finance future investments. New investments are generally funded from temporary borrowings under our unsecured line of credit arrangement, internally generated cash and the proceeds from sales of real property. Our investments generate internal cash from rent and interest receipts and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under the unsecured line of credit arrangement, has historically been provided through a combination of public and private offerings of debt and equity securities and the incurrence or assumption of secured debt.

References herein to “we,” “us,” “our” or the “Company” refer to Health Care REIT, Inc. and its subsidiaries unless specifically noted otherwise.

Portfolio of Properties

The following table summarizes our portfolio as of December 31, 2009:

	Investments	Percentage of	Number of	# Beds/Units	Investment per
Type of Property	(In thousands)	Investments	Properties	or Sq. Ft.	metric (1)	States

Independent living/CCRCs	$1,210,005	19.8%	50	7,046 units	$174,552 per unit	19
Assisted living facilities	1,312,167	21.6%	179	11,116 units	119,273 per unit	30
Skilled nursing facilities	1,496,360	24.6%	214	28,692 beds	52,153 per bed	26
Hospitals	639,930	10.5%	29	1,716 beds	461,084 per bed	13
Medical office buildings	1,427,341	23.5%	118	5,634,181 sq. ft.	259 per sq. ft.	23

Totals	$6,085,803	100.0%	590			39

(1)	Investment per metric was computed by using the total investment amount of $6,299,748,000 which includes real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $6,085,803,000 and $213,945,000, respectively.

Property Types

Our property types include investment properties and medical office buildings. Under the investment property segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are typically leased under triple-net leases. We are not involved in the management of our investment properties. Our primary investment property types include independent living/

continuing care retirement communities, assisted living facilities, skilled nursing facilities and hospitals. The medical office building segment is primarily self-managed and consists of health care related properties acquired or developed for the medical profession. The medical office building leases have lease terms that typically include fixed increasers and operating expense reimbursement. Our properties include stand-alone facilities that provide one level of service, combination facilities that provide multiple levels of service, and communities or campuses that provide a wide range of services. The following is a summary of our various property types.

Independent Living/Continuing Care Retirement Communities

These communities may include one or more of the following property types.

Independent Living Facilities.  Independent living facilities are age-restricted, multifamily properties with central dining facilities that provide residents access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities.

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

Early Stage Senior Housing.  Early stage senior housing communities contain primarily for-sale single-family homes, townhomes, cluster homes, mobile homes and/or condominiums with no specialized services. These communities are typically restricted or targeted to adults at least 55 years of age or older. Residents generally lead an independent lifestyle. Communities may include amenities such as a clubhouse, golf course and recreational spaces.

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

Hospitals

Our hospitals generally include acute care hospitals, inpatient rehabilitation hospitals, and long-term acute care hospitals. Acute care hospitals provide a wide range of inpatient and outpatient services, including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Inpatient rehabilitation hospitals provide inpatient services for patients with intensive rehabilitation needs. Long-term acute care hospitals provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than is available in most skilled nursing facilities.

Medical Office Buildings

The medical office building portfolio consists of health care related buildings that include physician offices, ambulatory surgery centers, diagnostic facilities or labs. Our portfolio has a strong affiliation with health systems:

approximately 75% of the buildings are either located on campus or affiliated with hospitals through a satellite location.

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

We monitor our investments through a variety of methods determined by the type of property. Our asset management process for investment properties generally includes review of monthly financial statements and other operating data for each property, periodic review of obligor creditworthiness, periodic property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division actively manages and monitors the medical office building portfolio with a comprehensive process including tenant relations, tenant lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs and market conditions among other things. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks.

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

Investment Properties

Real Property.  Our investment properties are those in which we do not participate in the management of the property and are primarily land, building, improvements and related rights that are leased to operators under long-term operating leases. The net value of our investment properties (excluding construction in progress) aggregated approximately $3,795,765,000 at December 31, 2009. The leases generally have a fixed contractual term of 12 to 15 years and contain one or more five to 15-year renewal options. Most of our rents are received under triple-net leases requiring the operator to pay rent and all additional charges incurred in the operation of the leased property. The tenants are required to repair, rebuild and maintain the leased properties. Substantially all of these operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.

At December 31, 2009, 84% of our investment properties was subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. This bundling feature benefits us because the tenant cannot limit the purchase or renewal to the better performing properties and terminate the leasing arrangement with respect to the poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature may provide a similar advantage if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject each of its leases. It is our intent that a tenant in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.

Construction.  We currently provide for the construction of properties for tenants as part of long-term operating leases. We capitalize certain interest costs associated with funds used to pay for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a transaction fee at the commencement of construction which we defer and amortize to income over the term of the resulting lease. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a Company representative. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guaranties. At December 31, 2009, we had outstanding construction investments of $435,334,000 and were committed to providing additional funds of approximately $184,848,000 to complete construction for investment properties.

Real Estate Loans.  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees and are generally secured by a first, second or third mortgage lien, leasehold mortgage, corporate guaranties and/or personal guaranties. At December 31, 2009, we had outstanding real estate loans of $427,363,000. The interest yield averaged approximately 7.96% per annum on our outstanding real estate loan balances. Our yield on real estate loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The real estate loans outstanding at December 31, 2009 are generally subject to three to 20-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term. Typically, real estate loans are cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.

Medical Office Buildings

Our medical office building portfolio is primarily self-managed and consists principally of multi-tenant properties leased to health care providers. Our leases have favorable lease terms that typically include fixed increasers and some form of operating expense reimbursement by the tenant. As of December 31, 2009 87% of our portfolio included leases with full pass thru, 10% with a partial expense reimbursement (modified gross) and 3% with no expense reimbursement (gross). Our medical office building leases are non-cancellable operating leases that have a weighted average remaining term of six years at December 31, 2009 and are normally credit enhanced by guaranties and/or letters of credit. The net value of our medical office buildings (excluding construction in progress) aggregated approximately $1,405,843,000 at December 31, 2009. We also had outstanding construction investments of $21,498,000 and expected to provide additional funds of approximately $29,097,000 to complete construction for medical office buildings.

Development Services Group

Through our subsidiary, HCN Development Services Group, Inc. (“DSG”), we provide services such as property development, facility and medical equipment planning and implementation services to health care systems, physician groups and third party medical property owners. Formerly known as Hospital Affiliates Development Corporation or “HADC,” DSG develops and constructs new “build-to-suit” and multi-tenant facilities for us, and in some instances, for third parties who are expected to develop long-term relationships with the Company.

Equity Investments

Equity investments at December 31, 2009 and 2008 include an investment in a public company that has a readily determinable fair market value. We classify this equity investment as available-for-sale and, accordingly, record this investment at its fair market value with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity. Equity investments at December 31, 2009 and 2008 also include an investment in a private company. We do not have the ability to exercise influence over the company, so the investment is accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, return of capital and additional investments. These equity investments represented a minimal ownership interest in these companies. Additionally, equity investments at December 31, 2009 include an investment in an unconsolidated joint venture.

Investments in Unconsolidated Joint Ventures.  Investments in entities which we do not consolidate but for which we have the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the estimated fair value of the assets prior to the sale of interests in the joint venture. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.

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

Employees

As of December 31, 2009, we had 217 employees.

Customer Concentrations

The following table summarizes certain information about our customer concentrations as of December 31, 2009 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment	Investment(1)

Concentration by investment:
Senior Living Communities, LLC	10	$419,406	7%
Brookdale Senior Living, Inc	86	310,126	5%
Signature Healthcare LLC	32	270,775	5%
Emeritus Corporation	21	241,288	4%
Life Care Centers of America, Inc.	18	204,558	3%
Remaining portfolio	423	4,639,650	76%

Totals	590	$6,085,803	100%

(1)	Investments with our top five customers comprised 25% of total investments at December 31, 2008.

Certain Government Regulations

Health Law Matters — Generally

Typically, operators of assisted living and independent living facilities do not receive significant funding from governmental programs and are regulated by the applicable state, not the federal government. Operators of skilled nursing facilities and hospitals do receive significant funding from governmental programs and are subject to federal and state laws that regulate the type and quality of the medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, reimbursement and rate setting and operating policies. In addition, as described below, operators are subject to extensive laws and regulations pertaining to health care fraud and abuse, including kickbacks, physician self-referrals and false claims. Hospitals, physician group practice clinics, and other health care providers that operate in our portfolio are subject to extensive federal, state and local licensure, certification, and inspection laws and regulations. Our tenants’ failure to comply with any of these laws could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification or exclusion from federal and state health care programs, loss of license or closure of the facility.

Licensing and Certification

The primary regulations that affect assisted living facilities are state licensing laws. In granting and renewing these licenses, the regulatory authorities consider numerous factors relating to a property’s physical plant and operations including, but not limited to, admission and discharge standards and staffing and training. A decision to grant or renew a license is also affected by a property’s record with respect to patient and consumer rights and medication guidelines and rules. Certain of the senior housing facilities mortgaged to or owned by us may require the resident to pay an entrance or upfront fee, a portion of which may be refundable. These entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility’s financial condition, establishment and monitoring of reserve requirements and other financial restrictions, the right of residents to cancel their contracts within a specified period of time, lien rights in favor of residents, restrictions on change of ownership and similar matters. Such oversight and the rights of residents within these entrance fee communities may have an effect on the revenue or operations of the operators of such facilities and therefore may adversely affect us.

Skilled nursing facilities are subject to a variety of licensure and certificate of need (“CON”) laws and regulations. CON laws in those states that have them generally require a facility to demonstrate the need for constructing a new facility, adding beds or expanding an existing facility, investing in major capital equipment or adding new services, changing the ownership or control of an existing licensed facility, or terminating services that have been previously approved through the CON process. The CON laws and regulations may restrict the ability of operators to add new properties or expand an existing facility’s size or services. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator. If we have to replace a barred property operator (as discussed below), our ability to replace the operator may be affected by CON rules and policies governing changes in control.

With respect to licensure, generally our skilled nursing facilities and hospitals are required to be licensed and certified for participation in the Medicare, Medicaid, and other federal health care programs. This generally requires license renewals and compliance surveys on an annual or bi-annual basis. The failure of our operators to maintain or renew any required license or regulatory approval or the failure to correct serious survey deficiencies identified in compliance surveys could prevent them from continuing operations at a property. In addition, if a property is found out of compliance with the conditions of participation in Medicare, Medicaid or other health care programs, the property may be barred from participation in government reimbursement programs. Any of these occurrences may impair the ability of our operators to meet their obligations to us. If we have to replace a barred property operator, our ability to replace the operator may be affected by federal and state rules and policies governing changes in control. This may result in payment delays, an inability to find a replacement operator, a significant working capital commitment from us to a new operator or other difficulties.

Reimbursement

Assisted Living Facilities.  Approximately 21% of our rental revenues for the year ended December 31, 2009 were attributable to assisted living facilities. The majority of the revenues received by the operators of our assisted living facilities are from private pay sources. The remaining revenue source is primarily Medicaid under certain waiver programs. As a part of the Omnibus Budget Reconciliation Act (“OBRA”) of 1981, Congress established a waiver program enabling some states to offer Medicaid reimbursement to assisted living facilities as an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 permit states to seek a waiver from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for assisted living and home health. At December 31, 2009, four of our 22 assisted living operators received Medicaid reimbursement pursuant to Medicaid waiver programs. For the twelve months ended September 30, 2009, approximately 9% of the revenues at our assisted living facilities were from Medicaid reimbursement. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status.

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

Skilled Nursing Facilities and Hospitals.  Skilled nursing facilities and hospitals typically receive most of their revenues from Medicare and Medicaid, with the balance representing private pay, including private insurance. Consequently, changes in federal or state reimbursement policies may also adversely affect an operator’s ability to cover its expenses, including our rent or debt service. Skilled nursing facilities and hospitals are subject to periodic pre- and post-payment reviews and other audits by federal and state authorities. A review or audit of claims of a property operator could result in recoupments, denials or delays of payments in the future, which could have a material adverse effect on the operator’s ability to meet its obligations to us. Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our property operators for potential adjustments to reimbursements for payor settlements. Due to budgetary constraints, governmental payors may limit or reduce payments to skilled nursing facilities and hospitals. As a result of government reimbursement programs being subject to such budgetary pressures and legislative and administrative actions, an operator’s ability to meet its obligations to us may be significantly impaired.

Medicare Reimbursement and Skilled Nursing Facilities.  For the twelve months ended September 30, 2009, approximately 30% of the revenues at our skilled nursing facilities (which comprised 31% of our rental revenues for the year ended December 31, 2009) were from Medicare reimbursement. Skilled nursing facilities are reimbursed under the skilled nursing facility prospective payment system. This type of reimbursement program puts facilities at risk to the extent that their costs exceed the fixed payments under the prospective payment system. In addition, there is a risk that payments under the prospective payment system may be set too low, which could result in immediate financial difficulties for skilled nursing facilities and cause operators to seek bankruptcy protection. Skilled nursing facilities have had these types of difficulties since the implementation of the prospective payment system.

Skilled nursing facilities received a full Medicare market basket update of 3.4% for federal fiscal year 2009. The Centers for Medicare & Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services, has announced that skilled nursing facilities will receive an additional 1.1% net decrease in Medicare payments for fiscal year 2010. This 1.1% net decrease is the result of a 3.3% decrease in payments due to recalibration of the case-mix indexes combined with a 2.2% increase in payments through “market basket” changes for fiscal year 2010. Section 5008 of the Deficit Reduction Act of 2005 directs the Secretary (as defined in that statute) to conduct a demonstration program beginning January 1, 2008 assessing the costs and outcomes of patients discharged from hospitals in a variety of post-acute care settings, including skilled nursing facilities. The outcome of that demonstration program could lead to changes in Medicare coverage and reimbursement for post-acute care. It is not known how either the demonstration program, or any other changes in Medicare reimbursement or regulatory obligations that might be proposed, might impact tenants of the Company’s properties.

The Balanced Budget Act of 1997 mandated caps on Medicare reimbursement for certain therapy services. However, Congress imposed various moratoriums on the implementation of those caps. For 2010, the annual payment cap of $1,860 per patient applies to occupational therapy and a separate $1,860 cap applies to speech and physical therapy. Congress has permitted patients exceeding the cap to obtain additional Medicare coverage through a waiver program if the therapy is deemed medically necessary. The waiver program was historically extended, most recently by the Medicare Improvements for Patients and Providers Act of 2008 through December 31, 2009. Health care reform bills considered by Congress in 2009 would have extended this waiver program through at least 2010, but due to Congressional inactivity these provisions were not passed before the waiver expired on December 31, 2009. Patients will therefore need to use private funds to pay for the cost of therapy above the caps. If patients are unable to satisfy their out-of-pocket cost responsibility to reimburse an operator for services rendered, the operator’s ability to meet its obligations to us could be adversely impacted.

Medicare Reimbursement and Hospitals.  For the twelve months ended September 30, 2009, approximately 53% of the revenues at our hospitals (which comprised 8% of our rental revenues for the year ended December 31, 2009) were from Medicare. Hospitals generally are reimbursed by Medicare under the diagnosis related group prospective payment system reimbursement methodology for inpatient hospitals, the long-term acute care hospital prospective payment system for long-term acute care hospitals or the inpatient rehabilitation facility prospective payment system. Acute care hospitals provide a wide range of inpatient and outpatient services including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Long-term acute care hospitals provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Inpatient rehabilitation facilities provide intensive rehabilitation services in an inpatient setting for patients requiring at least three hours of rehabilitation services a day.

With respect to Medicare’s diagnosis related group/outpatient prospective payment system methodology for regular hospitals, reimbursement for inpatient services is made on the basis of a fixed, prospective rate based on the principal diagnosis of the patient. Hospitals are at risk to the extent that their costs in treating a specific case exceed the fixed payment. The diagnosis related group reimbursement system was changed in 2008, with the expansion of diagnosis groups from 538 to 745 diagnosis related groups to greater reflect severity. One additional diagnosis related group was added in 2009, for a new total of 746. It is possible that this change in the DRG system will adversely impact reimbursement for some of our hospitals. In some cases, a hospital might be able to qualify for an outlier payment if the hospital’s losses exceed a threshold.

Medicaid Reimbursement.  Medicaid is a major payor source for residents in our skilled nursing facilities and hospitals. For the twelve months ended September 30, 2009, approximately 50% of the revenues of our skilled nursing facilities and 3% of the revenues of our hospitals were attributable to Medicaid payments. The federal government and the states share responsibility for financing Medicaid. The federal matching rate, known as the Federal Medical Assistance Percentage, varies by state based on relative per capita income, but is at least 50% in all states. On average, Medicaid is the largest component of total state spending, representing approximately 21% of total state spending. The percentage of Medicaid dollars used for long-term care varies from state to state due in part to different ratios of elderly population and eligibility requirements. Within certain federal guidelines, states have a wide range of discretion to determine eligibility and reimbursement methodology. Many states reimburse long-term care facilities using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care. Reasonable costs typically include allowances for staffing, administrative and general, and property and equipment (e.g., real estate taxes, depreciation and fair rental).

In most states, Medicaid does not fully reimburse the cost of providing skilled nursing services. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits. At the beginning of state fiscal year 2010, states in which we have skilled nursing property investments held rates flat on average for fiscal year 2010. Our skilled nursing portfolio’s average Medicaid rate will likely vary throughout the year as states continue to make interim changes to their budgets and Medicaid funding. In addition, Medicaid rates may decline if revenues in a particular state are not sufficient to fund budgeted expenditures.

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

The reimbursement methodologies applied to health care facilities continue to evolve. Federal and state authorities have considered and may seek to implement new or modified reimbursement methodologies that may negatively impact health care property operations. The impact of any such change, if implemented, may result in a material adverse effect on our skilled nursing and hospital property operations. No assurance can be given that current revenue sources or levels will be maintained. Accordingly, there can be no assurance that payments under a government reimbursement program are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. As a result, an operator’s ability to meet its obligations to us could be adversely impacted.

Finally, federal legislative efforts to reform the health care industry may have a significant impact on Medicare, Medicaid, and private insurance coverage and reimbursement for services provided by skilled nursing facilities and other health care providers. Any such health care reform could have a substantial and material adverse effect on all parties directly or indirectly involved in the health care system.

Other Related Laws

Skilled nursing facilities and hospitals (and assisted living or CCRC facilities that receive Medicaid payments) are subject to federal, state and local laws and regulations that govern the operations and financial and other arrangements that may be entered into by health care providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by governmental programs. Other laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Still other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violations of these laws and regulations may include, but are not limited to, criminal and/or civil penalties and fines and a loss of licensure, immediate termination of governmental payments, and exclusion from eligibility for any governmental reimbursement. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs. In the ordinary course of its business, a property operator is regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations.

Each skilled nursing and hospital property (and any assisted living or CCRC property that receives Medicaid payments) is subject to the federal anti-kickback statute that generally prohibits persons from offering, providing, soliciting or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal health care program such as the Medicare and Medicaid programs. Skilled nursing facilities and hospitals are also subject to the federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs. Further, skilled nursing facilities and hospitals (and assisted living or CCRC facilities that receive Medicaid payments) are subject to substantial financial penalties under the Civil Monetary Penalties Act and the False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” provisions. Private enforcement of health care fraud has increased due in large part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees. Some cases have been brought under the federal False Claims Act asserting claims for treble damages and up to $11,000 per claim on the basis of the alleged failure of a nursing facility to meet applicable regulations relating to the operation of the nursing facility. Prosecutions, investigations or whistleblower actions could have a material adverse effect on a property operator’s liquidity, financial condition and results of operations which could adversely affect the ability of the operator to meet its obligations to us. Finally, various state false claim and anti-kickback laws also may apply to each property operator. Violation of any of the foregoing statutes can result in criminal and/or civil penalties that could have a material adverse effect on the ability of an operator to meet its obligations to us.

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

Additionally, other HIPAA provisions and regulations provide for communication of health information through standard electronic transaction formats and for the privacy and security of health information. In order to comply with the regulations, health care providers must undergo significant operational and technical changes. Operators also face significant financial exposure if they fail to maintain the privacy and security of medical records and personal, identifiable health information about individuals. The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, passed in February 2009, modified the Secretary of Health and Human Services’ authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. CMS issued an interim Final Rule effective November 2009 which conforms HIPAA enforcement regulations to the HITECH Act, increasing the maximum penalty to $1.5 million for certain types of violations.

In November 2002, CMS began a national Nursing Home Quality Initiative (NHQI). Under this initiative, historical survey information, the NHQI Pilot Evaluation Report and the NHQI Overview is made available to the public on-line. The NHQI website provides consumer and provider information regarding the quality of care in nursing homes. The data allows consumers, providers, states and researchers to compare quality information that shows how well nursing homes are caring for their residents’ physical and clinical needs. The posted nursing home quality measures come from resident assessment data that nursing homes routinely collect on the residents at specified intervals during their stay. If the operators of nursing facilities are unable to achieve quality of care ratings that are comparable or superior to those of their competitors, they may lose market share to other facilities, reducing their revenues and adversely impacting their ability to make rental payments.

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

Asset Tests.  Within 30 days after the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets determined in accordance with generally accepted accounting principles. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of our operation), government securities and qualified temporary investments. Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote (the “10% vote test”) or value (the “10% value test”) of the outstanding securities of any issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary. Further, no more than 25% of the total assets may be represented by securities of one or more taxable REIT subsidiaries (the “25% asset test”) and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer other than a qualified REIT subsidiary (the “5% asset test”), another REIT or a taxable REIT subsidiary. Each of the 10% vote test, the 10% value test and the 25% and 5% asset tests must be satisfied at the end of each quarter. There are special rules which provide relief if the value related tests are not satisfied due to changes in the value of the assets of a REIT.

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

The Internal Revenue Service issued Revenue Procedure 2008-68, which provided temporary relief to publicly traded REITs seeking to preserve liquidity by electing cash/stock dividends. Under Revenue Procedure 2008-68, a REIT may treat the entire dividend, including the stock portion, as a taxable dividend distribution, thereby qualifying for the dividends-paid deduction, provided certain requirements are satisfied. The cash portion of the dividend may be as low as 10%. The Revenue Procedure, as amplified by Revenue Procedure 2010-12, applies to dividends declared on or before December 31, 2012, and with respect to a taxable year ending on or before December 31, 2011.

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

Unless our shares constitute a “United States real property interest” within the meaning of FIRPTA or are effectively connected with a U.S. trade or business, a sale of our shares by you generally will not be subject to United States taxation. Our shares will not constitute a United States real property interest if we qualify as a “domestically controlled REIT.” We believe that we, and expect to continue to, qualify as a domestically controlled REIT. A domestically controlled REIT is a REIT in which at all times during a specified testing period less than 50% in value of its shares is held directly or indirectly by foreign stockholders. However, if you are a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions apply, you will be subject to a 30% tax on such capital gains. In any event, a purchaser of our shares from you will not be required under FIRPTA to withhold on the purchase price if the purchased shares are “regularly traded” on an established securities market or if we are a domestically controlled REIT. Otherwise, under FIRPTA, the purchaser may be required to withhold 10% of the purchase price and remit such amount to the Internal Revenue Service.

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

The ongoing credit and liquidity crisis, and the weakening economy, may have an adverse effect on our operators and tenants, including their ability to access credit or maintain occupancy rates. If the operations, cash flows or financial condition of our operators are materially adversely impacted by the current economic conditions, our revenue and operations may be adversely affected.

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

Risk factors related to liability claims and insurance costs

In recent years, skilled nursing and seniors housing operators have experienced substantial increases in both the number and size of patient care liability claims. As a result, general and professional liability costs have increased in some markets. However, a recent report and state survey found that the liability insurance market is beginning to stabilize in most markets. In 2008, national average liability loss costs were stable for the first time in nearly a decade. State-led tort reform efforts have greatly contributed to decreasing costs. In some markets general and professional liability insurance coverage continues to be restricted or very costly, which may adversely affect the property operators’ future operations, cash flows and financial condition, and may have a material adverse effect on the property operators’ ability to meet their obligations to us.

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

Risk factors related to joint ventures

We have entered into, and may continue in the future to enter into, partnerships or joint ventures with other persons or entities. Joint venture investments involve risks, including the possibility that our partner might become insolvent or otherwise refuse to make capital contributions when due; that our partner might at any time have investment goals which are inconsistent with ours; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. In addition, our ability to transfer our interest in a joint venture to a third party may be restricted. In some instances, we and our partner may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Joint ventures require us to share decision-making authority with our partners, which limits our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval.

Risk factors related to life sciences facilities

Our tenants in the life sciences industry face high levels of regulation, expense and uncertainty that may adversely affect their ability to make payments to us. Research, development and clinical testing of products and technologies can be very expensive and sources of funds may not be available to our life sciences tenants in the future. The products and technologies that are developed and manufactured by our life sciences tenants may require regulatory approval prior to being made, marketed, sold and used. The regulatory process can be costly, long and unpredictable. Even after a tenant gains regulatory approval and market acceptance, the product still presents regulatory and liability risks, such as safety concerns, competition from new products and eventually the expiration of patent protection. These factors may affect the ability of our life sciences tenants to make timely payments to us, which may adversely affect our revenue and operations.

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

Risk factors related to our credit ratings

As of February 12, 2010, our senior unsecured notes were rated Baa2 (stable), BBB- (positive) and BBB (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the Company to maintain investment grade status with a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

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

We do not know if our tenants will renew their existing leases, and if they do not, we may be unable to lease the properties on as favorable terms, or at all

We cannot predict whether our tenants will renew existing leases at the end of their lease terms, which expire at various times through 2079. If these leases are not renewed, we would be required to find other tenants to occupy those properties or sell them. There can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all.

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

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties

Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value for any property that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations. In addition, we are exposed to the risks inherent in concentrating investments in real estate, and in particular, the seniors housing and health care industries. A downturn in the real estate industry could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us.

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

Failure to properly manage our rapid growth could distract our management or increase our expenses

We have experienced rapid growth and development in a relatively short period of time and expect to continue this rapid growth in the future. This growth has resulted in increased levels of responsibility for our management. Future property acquisitions could place significant additional demands on, and require us to expand, our management, resources and personnel. Our failure to manage any such rapid growth effectively could harm our business and, in particular, our financial condition, results of operations and cash flows, which could negatively affect our ability to make distributions to stockholders. Our growth could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and incur additional debt.

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

Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of federal taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. If we do not qualify as a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required, in order to maintain REIT status or avoid an excise tax, to pay dividends to stockholders. See “Item 1 — Business — Federal Income Tax Considerations” for a discussion of the provisions of the Internal Revenue Code that apply to us and the effects of non-qualification.

In addition, if we fail to qualify as a REIT, all distributions to stockholders would continue to be treated as dividends to the extent of our current and accumulated earnings and profits, although corporate stockholders may be eligible for the dividends received deduction, and individual stockholders may be eligible for taxation at the rates generally applicable to long-term capital gains (currently at a maximum rate of 15%) with respect to distributions.

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

Other risk factors

We are also subject to other risks. First, our Second Restated Certificate of Incorporation and Second Amended and Restated By-Laws contain anti-takeover provisions (staggered board provisions, restrictions on share ownership and transfer and super majority stockholder approval requirements for business combinations) that could make it more difficult for or even prevent a third party from acquiring us without the approval of our incumbent Board of Directors. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

Additionally, we are dependent on key personnel. Although we have entered into employment agreements with our executive officers, losing any one of them could, at least temporarily, have an adverse impact on our operations. We believe that losing more than one could have a material adverse impact on our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters located at One SeaGate, Suite 1500, Toledo, Ohio 43604. We also own corporate offices in Ohio and Tennessee, lease corporate offices in Florida and have ground leases relating to certain of our investment properties and medical office buildings. The following table sets forth certain information regarding the properties that comprise our investments as of December 31, 2009 (dollars in thousands):

	Number of	Number of	Total	Annualized
Property Location	Properties	Units	Investment	Income(1)

Independent Living Facilities/CCRCs:
Arizona	2	105	$11,825	$935
California	8	1,310	162,858	18,462
Colorado	2	582	78,420	8,297
Florida	5	842	218,924	11,347
Georgia	4	417	74,977	6,310
Idaho	1	254	12,360	1,760
Indiana	2	597	98,556	7,610
Kansas	1	120	11,555	1,375
Maryland	1	0	800	0
Massachusetts	5	219	76,600	5,580
Missouri	1	65	5,570	570
Nevada	1	93	6,240	1,176
North Carolina	3	345	46,191	2,262
Ohio	1	288	99,749	0
Pennsylvania	4	0	28,778	0
South Carolina	6	1,198	235,883	16,149
Texas	1	403	10,134	1,427
Washington	1	70	4,881	543
Wisconsin	1	138	25,704	2,264

Total Independent Living Facilities/CCRCs	50	7,046	1,210,005	86,067
Assisted Living Facilities:
Arizona	3	132	$13,255	$1,636
California	8	609	64,008	7,937
Colorado	1	46	3,845	583
Connecticut	5	530	38,682	5,508
Delaware	1	97	18,880	2,439
Florida	11	682	59,916	5,097
Georgia	1	45	1,521	210
Illinois	7	688	130,017	6,648
Indiana	2	78	4,429	718
Iowa	1	236	37,215	1,075
Kansas	1	119	9,717	1,253
Louisiana	1	123	6,183	1,302
Massachusetts	5	397	117,027	13,122
Mississippi	1	78	6,899	992
Montana	3	205	13,344	1,917
Nevada	4	494	73,852	7,791
New Jersey	2	90	6,576	1,025
New York	4	284	52,814	4,511
North Carolina	40	1,866	157,337	22,392
Ohio	7	481	40,631	4,636

	Number of	Number of	Total	Annualized
Property Location	Properties	Units	Investment	Income(1)

Oklahoma	17	644	32,279	4,657
Oregon	1	46	4,041	703
Pennsylvania	4	302	45,641	4,456
South Carolina	2	124	6,424	928
Tennessee	3	194	37,130	3,246
Texas	24	1,254	106,407	10,812
Utah	1	81	6,099	791
Virginia	4	225	30,334	3,903
Washington	5	342	97,345	8,928
Wisconsin	10	624	90,319	9,044

Total Assisted Living Facilities	179	11,116	1,312,167	138,260

	Number of	Number of	Total	Annualized
	Properties	Beds	Investment	Income(1)

Skilled Nursing Facilities:
Alabama	7	1,013	$33,580	$4,797
Arizona	1	162	12,790	1,348
Colorado	3	474	20,763	2,598
Connecticut	6	728	19,145	1,881
Florida	37	4,724	223,493	27,868
Georgia	3	500	14,764	2,041
Idaho	3	393	28,586	3,769
Illinois	4	406	26,122	3,115
Indiana	6	643	29,746	3,943
Kansas	2	343	39,279	3,406
Kentucky	10	1,265	57,855	7,721
Louisiana	7	854	30,852	3,300
Maryland	2	240	14,072	1,474
Massachusetts	22	3,086	218,453	26,445
Michigan	1	97	4,273	455
Mississippi	11	1,527	40,922	5,996
Missouri	3	407	15,483	1,642
New Hampshire	1	68	4,143	518
New Jersey	1	176	4,273	530
Ohio	20	2,746	175,784	19,758
Oklahoma	3	668	18,654	2,596
Oregon	1	114	3,667	645
Pennsylvania	2	341	12,101	1,497
Tennessee	22	3,008	203,188	26,258
Texas	26	3,470	182,959	19,356
Virginia	10	1,239	61,413	6,191

Total Skilled Nursing Facilities	214	28,692	1,496,360	179,148

	Number of	Number of	Total	Annualized
	Properties	Beds	Investment	Income(1)

Hospitals:
California	5	569	$168,420	$7,298
Idaho	1	60	23,446	2,460
Illinois	1	72	5,550	0
Indiana	2	90	30,759	3,440
Kentucky	1	60	29,456	2,843
Louisiana	1	50	11,211	744
Massachusetts	2	0	11,120	450
Nebraska	1	60	80,686	0
New Jersey	1	76	36,783	3,570
Ohio	2	102	34,069	3,583
Oklahoma	2	91	11,553	1,092
Texas	9	424	173,058	16,612
Wisconsin	1	62	23,819	2,632

Total Hospitals	29	1,716	639,930	44,724

	Number of		Total	Annualized
	Properties	Sq. Ft.	Investment	Income(1)

Medical Office Buildings:
Alabama	5	303,908	$40,981	$3,972
Alaska	1	63,164	27,609	2,525
Arizona	5	339,205	86,817	5,564
California	9	534,333	163,156	11,066
Colorado	1	36,386	6,887	585
Florida	26	918,153	255,033	18,009
Georgia	7	286,151	64,923	5,843
Illinois	3	71,345	10,080	1,323
Indiana	1	90,403	21,232	1,913
Kentucky	1	59,011	9,383	171
Missouri	2	170,373	28,600	1,412
Nevada	9	324,992	109,974	7,904
New Jersey	5	406,985	106,787	9,108
New York	7	276,388	58,352	5,219
North Carolina	10	156,398	23,983	1,550
Ohio	1	20,106	7,013	696
Oklahoma	1	44,803	11,852	1,097
Pennsylvania	1	98,132	20,982	2,016
South Carolina	1	47,114	16,564	921
Tennessee	5	247,417	62,467	5,764
Texas	15	787,643	192,444	14,685
Virginia	1	58,142	11,244	1,165
Wisconsin	1	293,629	90,978	7,567

Total Medical Office Buildings	118	5,634,181	1,427,341	110,075

Total All Properties	590		$6,085,803	$558,274

(1)	Reflects contract rate of interest for loans, annual straight-line rent for leases with fixed escalators or annual cash rent for leases with contingent escalators, net of collectability reserves if applicable.

The following table sets forth occupancy and average annualized income for these property types:

			Average Annualized Income
	Occupancy(1)		(2)
	2009	2008	2009	2008

Medical office buildings	91.3%	90.4%	$20	$18 per sq ft
Investment properties:
Independent living/CCRCs	89.6%	90.6%	$12,215	$11,701 per unit
Assisted living facilities	89.0%	88.8%	$12,438	$10,805 per unit
Skilled nursing facilities	84.2%	83.9%	$6,244	$5,972 per bed
Hospitals	56.5%	49.5%	$26,063	$28,107 per bed

(1)	Medical office building occupancy represents the percentage of total rentable square feet leased and occupied (including month-to-month and holdover leases and excluding terminations and discontinued operations) as of December 31, 2009 and 2008. Occupancy for investment properties represents average quarterly operating occupancy based on the quarters ended September 30, 2009 and 2008 and excludes properties that are unstabilized, closed or for which data is not available or meaningful. The Company uses unaudited, periodic financial information provided solely by tenants/borrowers to calculate occupancy for investment properties and has not independently verified the information.

(2)	Average annualized income represents annualized income divided by total beds, units or square feet.

The following table sets forth information regarding lease expirations as of December 31, 2009 (dollars in thousands):

	Independent	Assisted	Skilled		Total	Medical
	Living/	Living	Nursing		Investment	Office	Total Rental
Year	CCRCs	Facilities	Facilities	Hospitals	Properties	Buildings	Income(1)

2010	$0	$0	$2,937	$0	$2,937	$6,756	$9,693
2011	0	988	0	0	988	10,137	11,125
2012	1,760	3,741	6,887	0	12,388	10,655	23,043
2013	6,932	1,516	0	0	8,448	8,465	16,913
2014	0	2,859	6,230	0	9,089	10,928	20,017
2015	0	0	1,934	0	1,934	8,822	10,756
2016	0	0	6,374	0	6,374	13,497	19,871
2017	0	14,742	3,632	2,350	20,724	5,860	26,584
2018	3,997	33,873	16,705	0	54,575	2,399	56,974
2019	0	18,636	17,851	0	36,487	9,461	45,948
Thereafter	71,170	45,071	101,820	40,304	258,365	22,343	280,708

Total	$83,859	$121,426	$164,370	$42,654	$412,309	$109,323	$521,632

(1)	Rental income represents annualized base rent for effective lease agreements. The amounts are derived from the current contracted monthly base rent including straight-line for leases with fixed escalators or annual cash rent for leases with contingent escalators, net of collectability reserves, if applicable. Rental income does not include common area maintenance charges or the amortization of above/below market lease intangibles.

Item 3.	Legal Proceedings

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

There were 5,071 stockholders of record as of February 12, 2010. The following table sets forth, for the periods indicated, the high and low prices of our common stock on the New York Stock Exchange, as reported on the Composite Tape, and common dividends paid per share:

	Sales Price		Dividends
	High	Low	Paid

2009
First Quarter	$42.32	$25.86	$0.68
Second Quarter	36.41	29.62	0.68
Third Quarter	44.40	32.64	0.68
Fourth Quarter	46.74	40.53	0.68
2008
First Quarter	$46.45	$39.26	$0.66
Second Quarter	50.49	44.00	0.68
Third Quarter	53.98	42.54	0.68
Fourth Quarter	53.50	30.14	0.68

Our Board of Directors has approved a quarterly dividend rate of $0.68 per share of common stock per quarter. Our dividend policy is reviewed annually by the Board of Directors. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors.

Stockholder Return Performance Presentation

Set forth below is a line graph comparing the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S & P Composite-500 Stock Index and the FTSE NAREIT Equity Index. As of December 31, 2009, 106 companies comprised the FTSE NAREIT Equity Index. The Index consists of REITs identified by NAREIT as equity (those REITs which have at least 75% of their investments in real property). Upon written request sent to the Senior Vice President-Administration and Corporate Secretary, Health Care REIT, Inc., One SeaGate, Suite 1500, P.O. Box 1475, Toledo, Ohio, 43603-1475, we will provide stockholders with the names of the component issuers. The data are based on the closing prices as of December 31 for each of the five years. 2004 equals $100 and dividends are assumed to be reinvested.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
S & P 500	100.0	104.91	121.48	128.15	80.74	102.11
Health Care REIT, Inc.	100.0	95.33	130.59	143.19	143.62	162.08
FTSE NAREIT Equity	100.0	112.17	151.49	127.72	79.54	101.80

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

The following selected financial data for the five years ended December 31, 2009 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31,
	2005	2006	2007	2008	2009

Operating Data
Revenues(1)	$220,948	$267,609	$429,486	$526,406	$568,973
Expenses:
Interest expense(1)	65,522	82,718	131,271	130,153	106,231
Depreciation and amortization(1)	55,517	71,897	124,232	144,361	157,049
Property operating expenses(1)	0	1,003	33,410	42,634	45,896
General and administrative(1)	15,881	25,922	37,465	47,193	49,691
Provision for loan losses	1,200	1,000	0	94	23,261
Realized loss on derivatives	0	0	0	23,393	0
Loss (gain) on extinguishment of debt	21,484	0	(1,081)	(2,094)	25,107

Total expenses	159,604	182,540	325,297	385,734	407,235

Income from continuing operations before income taxes	61,344	85,069	104,189	140,672	161,738
Income tax expense	(282)	(82)	(188)	(1,306)	(168)

Income from continuing operations	61,062	84,987	104,001	139,366	161,570
Income from discontinued operations, net(1)	23,224	17,669	34,592	144,059	31,357

Net income	84,286	102,656	138,593	283,425	192,927
Preferred stock dividends	21,594	21,463	25,130	23,201	22,079
Net income attributable to noncontrolling interests	0	13	238	126	(342)

Net income attributable to common stockholders	$62,692	$81,180	$113,225	$260,098	$171,190

Other Data
Average number of common shares outstanding:
Basic	54,110	61,661	78,861	93,732	114,207
Diluted	54,499	62,045	79,409	94,309	114,612
Per Share Data
Basic:
Income from continuing operations attributable to common stockholders	$0.73	$1.03	$1.00	$1.24	$1.22
Discontinued operations, net	0.43	0.29	0.44	1.54	0.27

Net income attributable to common stockholders*	$1.16	$1.32	$1.44	$2.77	$1.50

Diluted:
Income from continuing operations attributable to common stockholders	$0.72	$1.02	$0.99	$1.23	$1.22
Discontinued operations, net	0.43	0.28	0.44	1.53	0.27

Net income attributable to common stockholders*	$1.15	$1.31	$1.43	$2.76	$1.49

Cash distributions per common share	$2.46	$2.8809	$2.2791	$2.70	$2.72

*	Amounts may not sum due to rounding

(1)	We have reclassified the income and expenses attributable to the properties sold prior to or held for sale at December 31, 2009, to discontinued operations for all periods presented. See Note 3 to our audited consolidated financial statements.

	December 31,
	2005	2006	2007	2008	2009

Balance Sheet Data
Net real estate investments	$2,849,518	$4,122,893	$5,012,620	$5,854,179	$6,080,620
Total assets	2,972,164	4,282,885	5,219,240	6,215,031	6,367,186
Total long-term obligations	1,500,818	2,191,698	2,683,760	2,847,676	2,414,022
Total liabilities	1,541,408	2,295,561	2,784,289	2,976,746	2,559,735
Total redeemable preferred stock	276,875	338,993	330,243	289,929	288,683
Total stockholders’ equity	1,430,756	1,987,324	2,434,951	3,238,285	3,807,451

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Item 1 — Business” and “Item 1A — Risk Factors” above.

Executive Overview

Company Overview

Health Care REIT, Inc., an S&P 500 company, is a real estate investment trust that invests in senior housing and health care real estate. Founded in 1970, we were the first REIT to invest exclusively in health care properties. The following table summarizes our portfolio as of December 31, 2009:

	Investments	Percentage of	Number of	# Beds/Units	Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.	metric(1)	States

Independent living/CCRCs	$1,210,005	19.8%	50	7,046 units	$174,552 per unit	19
Assisted living facilities	1,312,167	21.6%	179	11,116 units	119,273 per unit	30
Skilled nursing facilities	1,496,360	24.6%	214	28,692 beds	52,153 per bed	26
Hospitals	639,930	10.5%	29	1,716 beds	461,084 per bed	13
Medical office buildings	1,427,341	23.5%	118	5,634,181sq. ft.	259 per sq. ft.	23

Totals	$6,085,803	100.0%	590			39

(1)	Investment per metric was computed by using the total investment amount of $6,299,748,000 which includes real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $6,085,803,000 and $213,945,000, respectively.

Health Care Industry

The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future. The Centers for Medicare and Medicaid Services projects that national health expenditures will rise to $3.4 trillion in 2015 or 17.7% of gross domestic product (“GDP”). This is up from $2 trillion or 15.9% of GDP in 2005. Health expenditures per capita are projected to rise approximately 4.7% per year from 2005 to 2015. While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates. We believe the health care property market is less susceptible to fluctuations and economic downturns relative to other property sectors. Investor interest in the market remains strong, especially in specific sectors such as medical office buildings, regardless of the current stringent lending environment. As a REIT, we believe we are situated to benefit from any turbulence in the capital markets due to our access to capital.

The total U.S. population is projected to increase by 16.4% through 2030. The elderly are an important component of health care utilization, especially independent living services, assisted living services, skilled nursing services, inpatient and outpatient hospital services and physician ambulatory care. The elderly population aged 65 and over is projected to increase by 76.6% through 2030. Most health care services are provided within a health care facility such as a hospital, a physician’s office or a senior housing facility. Therefore, we believe there will be continued demand for companies such as ours with expertise in health care real estate.

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

Recent Developments.  Both the Senate and House of Representatives have passed legislation to reform the U.S. health care system. By the time this report is released, final reform legislation may already have been passed. The legislation involves the expansion of insurance coverage primarily through reform of the private insurance market, as well as changes to existing government programs. The reform efforts are intended to lead to more efficient, effective care, reduce waste, and benefit the most efficient, quality-conscious providers. As a company, we are well-situated to respond to any changes in health care delivery and organization resulting from this legislation. Future reform, broadened insurance coverage, changes in Medicare and Medicaid, changes in provider reimbursement, and changes in health care sector funding could have a significant impact on our operators’ financial situation and strategy, which we will continue to monitor.

Economic Outlook

Beginning in late 2007, the U.S. and global economy entered a serious recession. The current economic environment is characterized by a severe residential housing slump, depressed commercial real estate valuations, weakened consumer confidence, rising unemployment and concerns regarding inflation, deflation and stagflation. Numerous financial systems around the globe have become illiquid and banks have become less willing to lend to other banks and borrowers. Further, capital markets have become and remain volatile as risk is repriced and investments are revalued. Uncertainty remains in terms of the depth and duration of these adverse economic conditions.

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

During 2008, our focus gradually shifted from investment to capital preservation. To that end, our efforts in 2009 were directed towards: liquidity, portfolio management and investment strategy.

•	Liquidity. Liquidity has become increasingly important and we have concentrated our efforts on further strengthening our balance sheet. We raised over $1 billion in funds during each of 2008 and 2009 from a combination of common stock offerings, our dividend reinvestment plan, our equity shelf program, property sales and loan payoffs. As always, we will continue to closely monitor the credit and capital markets for opportunities to raise reasonably priced capital.

•	Portfolio Management. Our investment approach has produced a portfolio that is very diverse with strong property level payment coverages. Yet, today’s adverse economic conditions can negatively impact even the strongest portfolio. Our portfolio management program is designed to maintain our portfolio’s strength through a combination of extensive industry research, stringent origination and underwriting protocols and a rigorous asset management process.

•	Investment Strategy. For the short-term, we expect to fund our ongoing development projects and will evaluate new investments selectively and only when funding sources are clearly identified. However, we will continue to strengthen our existing customer relationships and begin to cultivate new relationships. We remain focused on preserving liquidity, but we intend to take advantage of what we believe will be increasingly attractive investment opportunities over time.

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

For the year ended December 31, 2009, rental income and interest income represented 90% and 7%, respectively, of total gross revenues (including discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We expect to complete gross new investments of $1.0 to $1.2 billion in 2010, comprised of new investments totaling $700,000,000 to $800,000,000 and funded new development of $300,000,000 to $400,000,000. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $300,000,000 during 2010. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured line of credit arrangement. At December 31, 2009, we had $35,476,000 of cash and cash equivalents, $23,237,000 of restricted cash and $1,010,000,000 of available borrowing capacity under our unsecured line of credit arrangement. Our investment activity may exceed our borrowing capacity under our unsecured line of credit. To the extent that we are unable to issue equity or debt securities to provide additional capital, we may not be able to fund all of our potential investments, which could have an adverse effect on our revenues and cash flows from operations.

Key Transactions in 2009

We completed the following key transactions during the year ended December 31, 2009:

•	we completed $716,649,000 of gross investments offset by $280,569,000 of investment payoffs;

•	we were added to the S&P 500 Index in January 2009;

•	we completed a public offering of 5,816,870 shares of common stock with net proceeds of approximately $210,880,000 in February 2009;

•	we completed $265,527,000 of first mortgage loans secured by 31 senior housing properties with multiple levels of service. The debt has terms ranging from seven to ten years. The debt had weighted average initial interest rates of 5.98% after giving effect to certain interest rate swap agreements. KeyBank Capital Markets, Inc. originated the loans and sold them to Freddie Mac;

•	we extinguished $81,715,000 of secured debt with weighted average interest rates of 7.21% prior to maturity;

•	we extinguished $183,147,000 of unsecured senior notes with weighted average interest rates of 7.82%; and

•	we completed a public offering of 9,200,000 shares of common stock with net proceeds of approximately $356,554,000 in September 2009.

Recent Events

We completed the following investments in February 2010:

•	We completed the acquisition of a portfolio of 17 medical office buildings located in Wisconsin totaling 1.15 million square feet through a joint venture with Hammes Company. Our $192 million investment includes the assumption of $106 million in secured debt at an average rate of 7.35%. The assets will be 100%

master leased to Aurora Health Care, an investment grade rated, non-profit health system based in Wisconsin. Our initial cash yield is 9.1% and the leases have an average remaining term of 13 years.

•	We formed a $668 million joint venture with Forest City Enterprises (NYSE:FCE.A and FCE.B). We acquired a 49% interest in a seven-building life sciences campus with 1.2 million square feet located in University Park in Cambridge, MA. The value of our investment is $327 million. We invested $170 million of cash and the joint venture assumed $320 million of non-recourse secured debt with a weighted average interest rate of 7.1%. Projected 2010 cash net operating income for the portfolio is approximately $51 million.

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

	Year Ended
	December 31,	December 31,	December 31,
	2007	2008	2009

Net income attributable to common stockholders	$113,225	$260,098	$171,190
Funds from operations	248,070	258,868	289,521
Net operating income	455,680	526,136	547,678
Per share data (fully diluted):
Net income attributable to common stockholders	$1.43	$2.76	$1.49
Funds from operations	3.12	2.74	2.53

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

	Year Ended
	December 31,		December 31,		December 31,
	2007		2008		2009

Debt to book capitalization ratio	52%		47%		39%
Debt to undepreciated book capitalization ratio	48%		43%		35%
Debt to market capitalization ratio	39%		38%		30%
Adjusted interest coverage ratio	2.94	x	3.84	x	3.78	x
Adjusted fixed charge coverage ratio	2.41	x	3.20	x	3.09	x

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

	December 31,	December 31,	December 31,
	2007	2008	2009

Asset mix:
Real property	92%	92%	93%
Loans receivable	8%	8%	7%
Investment mix:
Assisted living facilities	21%	20%	22%
Skilled nursing facilities	32%	27%	25%
Independent/CCRC	15%	19%	20%
Hospitals	7%	11%	10%
Medical office buildings	25%	23%	23%
Customer mix:
Senior Living Communities, LLC	4%	6%	7%
Brookdale Senior Living Inc	5%	5%	5%
Signature Healthcare LLC	6%	5%	5%
Emeritus Corporation	7%	4%	4%
Life Care Centers of America, Inc.	5%	5%	3%
Remaining portfolio	73%	75%	76%
Geographic mix:
Florida	15%	14%	12%
Texas	13%	11%	11%
California	7%	8%	9%
Massachusetts	7%	7%	7%
Ohio			6%
Tennessee	6%	6%
Remaining portfolio	52%	54%	55%

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

Portfolio Update

Net operating income.  The primary performance measure for our properties is net operating income (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our net operating income for the periods indicated (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2007	2008	2009

Net operating income:
Investment properties	$379,516	$436,811	$457,690
Medical office buildings	74,636	87,633	88,818
Non-segment/corporate	1,528	1,692	1,170

Net operating income	$455,680	$526,136	$547,678

Payment coverage.  Payment coverage of the operators in our investment property portfolio has stabilized. Our overall payment coverage is at 2.01 times and represents an increase of two basis points from 2007 and an increase of five basis points from 2008. The following table reflects our recent historical trends of portfolio coverage. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of facilities’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of earnings before interest, taxes, depreciation, amortization, and rent (but after imputed management fees) to contractual rent or interest due us.

	September 30, 2007				September 30, 2008				September 30, 2009
	CBMF		CAMF		CBMF		CAMF		CBMF		CAMF

Independent living/CCRCs	1.47	x	1.26	x	1.31	x	1.11	x	1.27	x	1.08	x
Assisted living facilities	1.57	x	1.35	x	1.55	x	1.32	x	1.58	x	1.36	x
Skilled nursing facilities	2.25	x	1.65	x	2.26	x	1.66	x	2.29	x	1.69	x
Hospitals	2.72	x	2.16	x	2.26	x	1.83	x	2.47	x	2.14	x

Weighted averages	1.99	x	1.55	x	1.96	x	1.52	x	2.01	x	1.59	x

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

			One Year			One Year		Two Year
	Year Ended		Change		Year Ended	Change		Change
	Dec. 31, 2007	Dec. 31, 2008	$	%	Dec. 31, 2009	$	%	$	%

Cash and cash equivalents at beginning of period	$36,216	$30,269	$(5,947)	(16)%	$23,370	$(6,899)	(23)%	$(12,846)	(35)%
Cash provided from operating activities	283,987	360,683	76,696	27%	381,259	20,576	6%	97,272	34%
Cash used in investing activities	(905,440)	(1,035,525)	(130,085)	14%	(270,060)	765,465	(74)%	635,380	(70)%
Cash provided from (used in) financing activities	615,506	667,943	52,437	9%	(99,093)	(767,036)	n/a	(714,599)	n/a

Cash and cash equivalents at end of period	$30,269	$23,370	$(6,899)	(23)%	$35,476	$12,106	52%	$5,207	17%

Operating Activities.  The increases in net cash provided from operating activities are primarily attributable to net income excluding gains/losses on sales of real property and impairments. See the discussion of investing activities and results of operations below for additional details. To the extent that we acquire or dispose of additional properties in the future, our results of operations will change accordingly.

The following is a summary of our straight-line rent (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2007	Dec. 31, 2008	$	%	Dec. 31, 2009	$	%	$	%

Gross straight-line rental income	$17,029	$20,489	$3,460	20%	$19,415	$(1,074)	(5)%	$2,386	14%
Cash receipts due to real property sales	(4,527)	(2,187)	2,340	(52)%	(4,422)	(2,235)	102%	105	(2)%
Prepaid rent receipts	(12,942)	(26,095)	(13,153)	102%	(26,252)	(157)	1%	(13,310)	103%
Amortization related to above/ (below) market leases, net	792	1,039	247	31%	1,713	674	65%	921	116%

	$352	$(6,754)	$(7,106)	n/a	$(9,546)	$(2,792)	41%	$(9,898)	n/a

Gross straight-line rental income represents the non-cash difference between contractual cash rent due and the average rent recognized pursuant to U.S. GAAP for leases with fixed rental escalators, net of collectability reserves, if any. This amount is positive in the first half of a lease term (but declining every year due to annual increases in cash rent due) and is negative in the second half of a lease term. The fluctuation in cash receipts due to real property sales is attributable to a decline in straight-line rent receivable balances on properties sold. The change in prepaid rent cash receipts is due to the mix of real property acquisitions during the periods presented. We typically receive prepaid rent in connection with investment property acquisitions.

Investing Activities.  The changes in net cash used in investing activities are primarily attributable to changes in loans receivable and real property investments. The following is a summary of our investment and disposition activities (dollars in thousands):

	Year Ended
	December 31, 2007(1)		December 31, 2008		December 31, 2009
	Facilities	Amount	Facilities	Amount	Facilities	Amount

Real property acquisitions:
Independent living/CCRCs	1	$43,000	2	$68,300
Assisted living facilities	4	36,233	3	45,490
Skilled nursing facilities	8	122,875	1	11,360	1	$11,650
Hospitals	1	11,923	7	196,303	1	20,500
Medical office buildings	28	381,134	7	121,809	1	35,523
Land parcels		8,928	1	10,000		0

Total acquisitions	42	604,093	21	453,262	3	67,673
Less: Assumed debt		(166,188)		0		0
Assumed other assets/(liabilities), net		(2,432)		(1,899)		0

Cash disbursed for acquisitions		435,473		451,363		67,673
Construction in progress additions		295,102		595,452		492,897
Capital improvements to existing properties		39,976		25,561		38,389

Total cash invested in real property		770,551		1,072,376		598,959
Real property dispositions:
Independent living/CCRCs	1	5,346	2	15,547	1	24,342
Assisted living facilities	10	57,351	30	148,075	11	30,978
Skilled nursing facilities	7	18,107	4	6,290	9	45,835
Hospitals		0	1	8,735	2	40,841
Medical office buildings		0	1	6,781	13	44,717
Land parcels		3,073		73		0

Total dispositions	18	83,877	38	185,501	36	186,713
Less: Gains on sales of real property		14,437		163,933		43,394
LandAmerica settlement		0		2,500		0
Extinguishment of other assets/(liabilities)		0		(116)		0
Seller financing on sales of real property		0		(64,771)		(6,100)

Proceeds from real property sales		98,314		287,047		224,007

Net cash investments in real property	24	$672,237	(17)	$785,329	(33)	$374,952

Advances on real estate loans receivable:
Investments in new loans		$205,770		$121,493		$20,036
Draws on existing loans		30,124		21,265		54,381

Total gross investments in real estate loans		235,894		142,758		74,417
Less: Seller financing on sales of real property				(59,649)		0

Net cash advances on real estate loans receivable		235,894		83,109		74,417
Receipts on real estate loans receivable:
Loan payoffs		42,028		8,815		93,856
Principal payments on loans		10,318		9,354		17,923

Total principal receipts on real estate loans		52,346		18,169		111,779

Net cash advances/(receipts) on real estate loans		$183,548		$64,940		$(37,362)

(1)	2007 includes the Rendina/Paramount acquisition.

The investment in Rendina/Paramount primarily represented cash consideration of $141,967,000 offset by $4,000 of cash assumed from Paramount.

Financing Activities.  The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our debt, common stock issuances, and cash distributions to stockholders.

The changes in our senior unsecured notes include: (i) the issuance $400,000,000 of our 4.75% convertible senior unsecured notes in July 2007; (ii) the extinguishment of $52,500,000 of 7.5% senior unsecured notes in August 2007; (iii) the extinguishment of $42,330,000 of 7.625% senior unsecured notes in March 2008; and (iv) the extinguishment of $183,147,000 of senior unsecured notes with a weighted-average interest rate of 7.82% in 2009 and recognized extinguishment losses of $19,269,000.

During the year ended December 31, 2009, we extinguished 20 secured debt loans totaling $81,715,000 with a weighted-average interest rate of 7.21% and recognized extinguishment losses of $5,838,000. During the year ended December 31, 2008, we extinguished eight secured debt loans totaling $50,475,000 with a weighted-average interest rate of 6.67% and recognized extinguishment gains of $2,094,000. During the year ended December 31, 2007, we extinguished five secured debt loans totaling $29,797,000 with a weighted-average interest rate of 7.34%.

In November 2007, we repurchased $50,000,000 liquidation amount of preferred securities of a subsidiary trust and, in December 2007, obtained the satisfaction and discharge of a related $51,000,000 liability of an operating partnership and recorded a $1,081,000 gain on extinguishment of debt.

The change in common stock is primarily attributable to public issuances and issuances under our dividend reinvestment and stock purchase plan (“DRIP”) and our equity shelf program. The remaining difference in common stock issuances is primarily due to issuances pursuant to stock incentive plans.

The following is a summary of our common stock issuances for the years presented (dollars in thousands, except per share amounts):

Date Issued	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

April 2007 public issuance	6,325,000	$44.01	$278,363	$265,294
December 2007 public issuance	3,500,000	42.14	147,490	147,139
2007 Dividend reinvestment plan issuances	1,626,000	41.81	67,985	67,985
2007 Option exercises	401,630	27.82	11,175	11,175

2007 Totals	11,852,630		$505,013	$491,593

March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
July 2008 public issuance	4,600,000	44.50	204,700	193,157
September 2008 public issuance	8,050,000	48.00	386,400	369,699
2008 Dividend reinvestment plan issuances	1,546,074	43.37	67,055	67,055
2008 Equity shelf program issuances	794,221	39.28	31,196	30,272
2008 Option exercises	118,895	29.83	3,547	3,547

2008 Totals	18,109,190		$817,218	$782,285

February 2009 public issuance	5,816,870	$36.85	$214,352	$210,880
September 2009 public issuance	9,200,000	40.40	371,680	356,554
2009 Dividend reinvestment plan issuances	1,499,497	37.22	55,818	55,818
2009 Equity shelf program issuances	1,952,600	40.69	79,447	77,605
2009 Option exercises	96,166	38.23	3,676	3,676

2009 Totals	18,565,133		$724,973	$704,533

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increases in dividends are primarily attributable to increases in the number of outstanding common and preferred shares as discussed above, increases in our annual common stock dividend per share and the payment of a prorated dividend of $0.2991 in February 2007 as a result of the $0.3409 prorated dividend paid in December 2006 in conjunction with the Windrose merger.

The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2007		December 31, 2008		December 31, 2009
	Per Share	Amount	Per Share	Amount	Per Share	Amount

Common Stock	$2.2791	$182,969	$2.70	$253,659	$2.72	$311,760
Series D Preferred Stock	1.96875	7,875	1.96875	7,875	1.96875	7,875
Series E Preferred Stock	1.50	112	1.50	112	1.50	112
Series F Preferred Stock	1.90625	13,344	1.90625	13,344	1.90625	13,344
Series G Preferred Stock	1.875	3,799	1.875	1,870	1.875	748

Totals		$208,099		$276,860		$333,839

Off-Balance Sheet Arrangements

At December 31, 2009, we had three outstanding letter of credit obligations totaling $3,579,000 and expiring between 2010 and 2013. Please see Note 10 to our consolidated financial statements for additional information.

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on the general trend in interest rates at the applicable dates, our perception of the future volatility of interest rates and our relative levels of variable rate debt and variable rate investments. Please see Note 9 to our audited consolidated financial statements for additional information.

Contractual Obligations

The following table summarizes our payment requirements under contractual obligations as of December 31, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter

Unsecured line of credit arrangement	$140,000	$0	$140,000	$0	$0
Senior unsecured notes(1)	1,661,853	0	76,853	300,000	1,285,000
Secured debt(1)	623,046	12,204	31,904	196,019	382,919
Contractual interest obligations	1,108,235	126,204	248,331	206,646	527,054
Capital lease obligations	0	0	0	0	0
Operating lease obligations	182,040	4,603	9,018	8,744	159,675
Purchase obligations	224,265	95,237	129,028	0	0
Other long-term liabilities	5,283	412	1,065	1,903	1,903

Total contractual obligations	$3,944,722	$238,660	$636,199	$713,312	$2,356,551

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

At December 31, 2009, we had an unsecured credit arrangement with a consortium of sixteen banks providing for a revolving line of credit in the amount of $1,150,000,000, which is scheduled to expire on August 5, 2011 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.84% at December 31, 2009). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at December 31, 2009. In addition, we pay a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at December 31, 2009. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. At December 31, 2009, we had $140,000,000 outstanding under the unsecured line of credit arrangement and estimated total contractual interest obligations of $2,196,000. Contractual interest obligations are estimated based on the assumption that the balance of $140,000,000 at December 31, 2009 is constant until maturity at interest rates in effect at December 31, 2009.

We have $1,661,853,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 4.75% to 8.0%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $904,406,000 at December 31, 2009. $735,000,000 of our senior unsecured notes are convertible notes that also contain put features. Please see Note 8 to our consolidated financial statements for additional information.

Additionally, we have secured debt with total outstanding principal of $623,046,000, collateralized by owned properties, with annual interest rates ranging from 4.89% to 6.99%, payable monthly. The carrying values of the properties securing the mortgage loans totaled $901,013,000 at December 31, 2009. Total contractual interest obligations on mortgage loans totaled $201,633,000 at December 31, 2009.

At December 31, 2009, we had operating lease obligations of $182,040,000 relating primarily to ground leases at certain of our properties and office space leases.

Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At December 31, 2009, we had outstanding construction financings of $456,832,000 for leased properties and were committed to providing additional financing of approximately $213,945,000 to complete construction. At December 31, 2009, we had contingent purchase obligations totaling $10,320,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and certain non-compete agreements. We have a SERP, a non-qualified defined benefit pension plan, which provides one executive officer with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the Company are anticipated for the 2010 fiscal year. Benefit payments are expected to total $4,758,000 during the next five fiscal years and no benefit payments are expected to occur during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $3,287,000 at December 31, 2009 ($3,109,000 at December 31, 2008).

In connection with the Windrose merger, we entered into consulting agreements with Fred S. Klipsch and Frederick L. Farrar, which expired in December 2008. We entered into a new consulting agreement with Mr. Farrar in December 2008, which expired in December 2009. Each consultant has agreed not to compete with the Company for a period of two years following termination or expiration of the agreement. In exchange for complying with the covenant not to compete, Messers. Klipsch and Farrar are entitled to receive eight quarterly payments of $75,000 and $37,500, respectively, with the first payment to be made on the date of termination or expiration of the agreement. The first payment to Mr. Klipsch was made in December 2008. The first payment to Mr. Farrar was made in January 2010.

Capital Structure

As of December 31, 2009, we had stockholders’ equity of $3,807,451,000 and a total outstanding debt balance of $2,414,022,000, which represents a debt to total book capitalization ratio of 39%. Our ratio of debt to market capitalization was 30% at December 31, 2009. For the twelve months ended December 31, 2009, our adjusted interest coverage ratio was 3.78 to 1.00. For the twelve months ended December 31, 2009, our adjusted fixed charge coverage ratio was 3.09 to 1.00. Also, at December 31, 2009, we had $35,476,000 of cash and cash equivalents,

$23,237,000 of restricted cash and $1,010,000,000 of available borrowing capacity under our unsecured line of credit arrangement.

Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2009, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services. However, under our unsecured line of credit arrangement, these ratings on our senior unsecured notes are used to determine the fees and interest payable.

As of February 12, 2010, our senior unsecured notes were rated Baa2 (stable), BBB- (positive) and BBB (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

On May 7, 2009, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of February 12, 2010, we had an effective registration statement on file in connection with our enhanced DRIP program under which we may issue up to 10,760,247 shares of common stock. As of February 12, 2010, 6,402,507 shares of common stock remained available for issuance under this registration statement. In November 2008, we entered into an Equity Distribution Agreement with UBS Securities LLC relating to the offer and sale from time to time of up to $250,000,000 aggregate amount of our common stock (“Equity Shelf Program”). As of February 12, 2010, we had $139,356,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.

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

						One Year		Two Year
	Year Ended		One Year Change		Year Ended	Change		Change
	Dec. 31, 2007	Dec. 31, 2008	$	%	Dec. 31, 2009	$	%	$	%

Net income attributable to common stockholders	$113,225	$260,098	$146,873	130%	$171,190	$(88,908)	(34)%	$57,965	51%
Funds from operations	248,070	258,868	10,798	4%	289,521	30,653	12%	41,451	17%
Net operating income	455,680	526,136	70,456	15%	547,678	21,542	4%	91,998	20%
Adjusted EBITDA	439,702	595,365	155,663	35%	525,791	(69,574)	(12)%	86,089	20%

The components of the changes in revenues, expenses and other items are discussed in detail below. The following is a summary of certain items that impact the results of operations for the year ended December 31, 2009:

•	$3,909,000 ($0.03 per diluted share) of non-recurring general and administrative expenses;

•	$25,107,000 ($0.22 per diluted share) of net losses on extinguishments of debt;

•	$25,223,000 ($0.22 per diluted share) of impairment charges;

•	$23,261,000 ($0.20 per diluted share) of provisions for loan losses;

•	$8,059,000 ($0.07 per diluted share) of additional other income related to a lease termination;

•	$2,400,000 ($0.02 per diluted share) of prepayment fees; and

•	$43,394,000 ($0.38 per diluted share) of gains on the sales of real property.

The following is a summary of certain items that impact the results of operations for the year ended December 31, 2008:

•	$2,291,000 ($0.02 per diluted share) of non-recurring terminated transaction costs;

•	$1,325,000 ($0.01 per diluted share) of non-recurring income tax expense;

•	$23,393,000 ($0.25 per diluted share) of realized loss on derivatives;

•	$32,648,000 ($0.35 per diluted share) of impairment charges;

•	$2,094,000 ($0.02 per diluted share) of net gains on extinguishments of debt;

•	$2,500,000 ($0.03 per diluted share) of additional other income related to a lease termination; and

•	$163,933,000 ($1.74 per diluted share) of gains on the sales of real property.

The following is a summary of certain items that impact the results of operations for the year ended December 31, 2007:

•	$1,750,000 ($0.02 per diluted share) of one-time acquisition finders’ fees;

•	$1,081,000 ($0.01 per diluted share) of net gains on extinguishments of debt;

•	$3,900,000 ($0.05 per diluted share) of additional other income related to the payoff of a warrant equity investment; and

•	$14,437,000 ($0.18 per diluted share) of gains on the sales of real property.

The increase in fully diluted average common shares outstanding is primarily the result of public common stock offerings and common stock issuances pursuant to our DRIP and equity shelf program (“ESP”). The following table represents the changes in outstanding common stock for the period from January 1, 2007 to December 31, 2009 (in thousands):

	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2008	2009	Totals

Beginning balance	73,192	85,496	104,704	73,192
Public offerings	9,825	15,650	15,017	40,492
DRIP issuances	1,626	1,546	1,499	4,671
ESP issuances	0	794	1,953	2,747
Preferred stock conversions	212	975	30	1,217
Option exercises	402	119	96	617
Other, net	239	124	86	449

Ending balance	85,496	104,704	123,385	123,385

Average number of common shares outstanding:
Basic	78,861	93,732	114,207
Diluted	79,409	94,309	114,612

We evaluate our business and make resource allocations on our two business segments — investment properties and medical office buildings. Under the investment property segment, properties are primarily leased under triple-net leases and we are not involved in the management of the property. Under the medical office building segment, our properties are typically leased under gross leases, modified gross leases or triple-net leases, to multiple tenants, and generally require a certain level of property management. There are no intersegment sales or transfers. Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-

property specific revenues and expenses are not allocated to individual segments in determining net operating income. Please see Note 18 to our consolidated financial statements for additional information.

Investment Properties

The following is a summary of our results of operations for the investment properties segment (dollars in thousands):

	Year Ended				Year Ended
	Dec. 31,	Dec. 31,	One Year Change		Dec. 31,	One Year Change		Two Year Change
	2007	2008	$	%	2009	$	%	$	%

Revenues:
Rental income	$291,471	$349,782	$58,311	20%	$388,260	$38,478	11%	$96,789	33%
Interest income	25,823	40,063	14,240	55%	40,885	822	2%	15,062	58%
Other income	8,010	7,899	(111)	(1)%	3,269	(4,630)	(59)%	(4,741)	(59)%
Prepayment fees	0	0	0	n/a	2,400	2,400	n/a	2,400	n/a

	325,304	397,744	72,440	22%	434,814	37,070	9%	109,510	34%
Expenses:
Interest expense	(3,422)	(1,467)	1,955	(57)%	9,644	11,111	n/a	13,066	n/a
Depreciation and amortization	83,134	97,108	13,974	17%	107,998	10,890	11%	24,864	30%
Loss/(gain) on extinguishment of debt	0	(808)	(808)	n/a	2,057	2,865	n/a	2,057	n/a
Provision for loan losses	0	94	94	n/a	23,261	23,167	24646%	23,261	n/a

	79,712	94,927	15,215	19%	142,960	48,033	51%	63,248	79%

Income from continuing operations before income taxes	245,592	302,817	57,225	23%	291,854	(10,963)	(4)%	46,262	19%
Income tax (expense) benefit	293	(1,693)	(1,986)	n/a	(607)	1,086	(64)%	(900)	n/a

Income from continuing operations	245,885	301,124	55,239	22%	291,247	(9,877)	(3)%	45,362	18%
Discontinued operations:
Gain on sales of properties	14,437	164,998	150,561	1043%	46,439	(118,559)	(72)%	32,002	222%
Impairment of assets	0	0	0	n/a	(10,266)	(10,266)	n/a	(10,266)	n/a
Income from discontinued operations, net	21,925	15,598	(6,327)	(29)%	13,424	(2,174)	(14)%	(8,501)	(39)%

	36,362	180,596	144,234	397%	49,597	(130,999)	(73)%	13,235	36%

Net income attributable to common stockholders	$282,247	$481,720	$199,473	71%	$340,844	$(140,876)	(29)%	$58,597	21%

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

Interest expense for the years ended December 31, 2009, 2008 and 2007 represents $12,229,000, $7,176,000 and $8,763,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the year ended December 31, 2009, we extinguished 12 investment property secured debt loans and recognized extinguishment losses of $2,057,000. During the year ended December 31, 2008, we extinguished four investment property secured debt loans and recognized extinguishment gains of $808,000. The following is a summary of our investment property secured debt principal activity (dollars in thousands):

	Year Ended December 31, 2007		Year Ended December 31, 2008		Year Ended December 31, 2009
		Weighted Average		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$129,617	7.134%	$114,543	7.000%	$94,234	6.996%
Debt issued					265,527	5.982%
Debt extinguished	(12,083)	8.421%	(17,821)	7.022%	(47,502)	7.414%
Principal payments	(2,991)	7.085%	(2,488)	6.974%	(13,767)	7.640%

Ending balance	$114,543	7.000%	$94,234	6.996%	$298,492	5.998%

Monthly averages	$121,562	7.065%	$103,927	6.996%	$205,549	6.309%

Depreciation and amortization increased primarily as a result of additional investments in properties owned directly by us. See the discussion of investing activities in “Liquidity and Capital Resources” above for additional details. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

At December 31, 2009, we had two skilled nursing facilities and one hospital that satisfied the requirements for held for sale treatment. We did not recognize an impairment loss on the skilled nursing facilities as the fair value less estimated costs to sell exceeded our carrying value. In determining the fair value of the hospital, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality. Management’s estimates projected that the carrying value of the asset was more than the estimated fair value and an impairment charge of $10,266,000 was recorded to reduce the property to its estimated fair value less costs to sell. During the year ended December 31, 2009, we sold 23 investment properties with carrying values of $141,996,000 for net gains of $46,439,000. The following illustrates the reclassification impact as a result of classifying investment properties as discontinued operations for the periods presented. Please refer to Note 3 to our consolidated financial statements for further discussion.

	Year Ended December 31,
	2007	2008	2009

Revenues:
Rental Income	$54,212	$39,067	$14,817
Other income	0	0	8,059
Expenses:
Interest expense	12,185	8,643	2,585
Depreciation and amortization	20,102	14,826	6,867

Income (loss) from discontinued operations, net	$21,925	$15,598	$13,424

During the three months ended December 31, 2007, we recognized $3,900,000 of additional other income related to the payoff of a warrant equity investment. During the three months ended March 31, 2008, we determined that $1,325,000 of income taxes were due in connection with that investment gain. During the three months ended December 31, 2008, we recognized $2,500,000 of additional other income related to a lease termination. During the three months ended December 31, 2009, we recognized $8,059,000 of additional other income related to a lease termination, which is included in discontinued operations, and $2,400,000 of prepayment fees.

As a result of our quarterly evaluations, we recorded $23,261,000 of provision for loan losses during the year ended December 31, 2009. This amount includes the write-off of loans totaling $25,578,000 primarily relating to certain early stage senior housing operators offset by a net reduction in the allowance for loan losses of $2,457,000. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed below in “Critical Accounting Policies.”

Medical Office Buildings

The following is a summary of our results of operations for the medical office building segment (dollars in thousands):

	Year Ended		One Year		Year Ended	One Year		Two Year
	Dec. 31,	Dec. 31,	Change		Dec. 31,	Change		Change
	2007	2008	$	%	2009	$	%	$	%

Revenues:
Rental income	$102,157	$126,040	$23,883	23%	$132,040	$6,000	5%	$29,883	29%
Other income	497	930	433	87%	949	19	2%	452	91%

	102,654	126,970	24,316	24%	132,989	6,019	5%	30,335	30%
Expenses:
Interest expense	21,408	19,565	(1,843)	(9)%	19,628	63	0%	(1,780)	(8)%
Property operating expenses	33,410	42,634	9,224	28%	45,896	3,262	8%	12,486	37%
Depreciation and amortization	41,098	47,253	6,155	15%	49,051	1,798	4%	7,953	19%
Loss/(gain) on extinguishment of debt	(1,081)	(1,286)	(205)	19%	3,781	5,067	n/a	4,862	n/a

	94,835	108,166	13,331	14%	118,356	10,190	9%	23,521	25%

Income from continuing operations before income taxes	7,819	18,804	10,985	140%	14,633	(4,171)	(22)%	6,814	87%
Income tax (expense) benefit	12	(51)	(63)	n/a	(233)	(182)	357%	(245)	n/a

Income from continuing operations	7,831	18,753	10,922	139%	14,400	(4,353)	(23)%	6,569	84%
Discontinued operations:
Loss on sales of properties	0	(1,065)	(1,065)	n/a	(3,045)	(1,980)	186%	(3,045)	n/a
Impairment of assets	0	(32,648)	(32,648)	n/a	(14,957)	17,691	(54)%	(14,957)	n/a
Income from discontinued operations, net	(1,770)	(2,824)	(1,054)	60%	(238)	2,586	(92)%	1,532	(87)%

	(1,770)	(36,537)	(34,767)	1964%	(18,240)	18,297	(50)%	(16,470)	931%

Net income (loss)	6,061	(17,784)	(23,845)	n/a	(3,840)	13,944	(78)%	(9,901)	n/a
Net income (loss) attributable to noncontrolling interests	238	126	(112)	(47)%	(342)	(468)	n/a	(580)	n/a

Net income (loss) attributable to common stockholders	$5,823	$(17,910)	$(23,733)	n/a	$(3,498)	$14,412	(80)%	$(9,321)	n/a

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

Interest expense for the years ended December 31, 2009, 2008 and 2007 represents $20,584,000, $21,828,000, and $20,174,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. Interest expense for the year ended December 31, 2007 also includes $3,104,000 of interest expense related to the trust preferred liability. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the year ended December 31, 2009, we extinguished eight medical office building secured debt loans and recognized extinguishment losses of $3,781,000. During the year ended December 31, 2008, we extinguished four medical office building secured debt loans and recognized extinguishment gains of $1,286,000. The following is a summary of our medical office building secured debt principal activity (dollars in thousands):

	Year Ended December 31, 2007		Year Ended December 31, 2008		Year Ended December 31, 2009
		Weighted Average		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$248,783	5.939%	$392,430	5.854%	$354,146	5.799%
Debt assumed	166,331	5.808%
Debt extinguished	(17,713)	6.599%	(32,653)	6.473%	(34,213)	6.933%
Principal payments	(4,971)	5.881%	(5,631)	5.741%	(5,868)	5.721%

Ending balance	$392,430	5.854%	$354,146	5.799%	$314,065	5.677%

Monthly averages	$335,234	5.892%	$365,661	5.802%	$341,103	5.764%

At January 1, 2007, we had $51,000,000 of trust preferred liability principal outstanding with a fixed annual interest rate of 7.22%. On November 6, 2007, we purchased all $50,000,000 of the outstanding trust preferred securities at par for the purpose of unwinding this financing arrangement and extinguishing the liability of the operating partnership to the subsidiary trust and recorded a $1,081,000 gain on extinguishment of debt.

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

At December 31, 2009, we had seven medical office buildings that satisfied the requirements for held for sale treatment. In determining the fair value of the assets, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected net operating income and published capitalization rates. Management’s estimates projected that the carrying value of the assets was more than the estimated fair value and an impairment charge of $14,957,000 was recorded to reduce the properties to their estimated fair value. During the year ended December 31, 2009, we sold 13 medical office buildings with carrying values of $44,717,000 for a loss of $3,045,000. The following illustrates the reclassification impact as a result of classifying these medical office buildings as discontinued operations for the periods presented. Please refer to Note 3 to our consolidated financial statements for further discussion.

	Year Ended December 31,
	2007	2008	2009

Revenues:
Rental Income	$9,457	$7,292	$4,794
Expenses:
Interest expense	1,870	2,263	956
Property operating expenses	4,065	3,995	3,069
Depreciation and amortization	5,292	3,858	1,007

Income (loss) from discontinued operations, net	$(1,770)	$(2,824)	$(238)

Non-Segment/Corporate

The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

						One Year		Two Year
	Year Ended		One Year Change		Year Ended	Change		Change
	Dec. 31, 2007	Dec. 31, 2008	$	%	Dec. 31, 2009	$	%	$	%

Revenues:
Other income	$1,528	$1,692	$164	11%	$1,170	$(522)	(31)%	$(358)	(23)%
Expenses:
Interest expense	113,285	112,055	(1,230)	(1)%	76,959	(35,096)	(31)%	(36,326)	(32)%
General and administrative	37,465	47,193	9,728	26%	49,691	2,498	5%	12,226	33%
Realized loss on derivatives	0	23,393	23,393	n/a	0	(23,393)	(100)%	0	n/a
Loss on extinguishment of debt	0	0	0	n/a	19,269	19,269	n/a	19,269	n/a

	150,750	182,641	31,891	21%	145,919	(36,722)	(20)%	(4,831)	(3)%

Loss from continuing operations before income taxes	(149,222)	(180,949)	(31,727)	21%	(144,749)	36,200	(20)%	4,473	(3)%
Income tax (expense) benefit	(493)	438	931	n/a	672	234	53%	1,165	n/a

Loss from continuing operations	(149,715)	(180,511)	(30,796)	21%	(144,077)	36,434	(20)%	5,638	(4)%
Preferred stock dividends	25,130	23,201	(1,929)	(8)%	22,079	(1,122)	(5)%	(3,051)	(12)%

Loss attributable to common stockholders	$(174,845)	$(203,712)	$(28,867)	17%	$(166,156)	$37,556	(18)%	$8,689	(5)%

Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.

The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	Dec. 31, 2007	Dec. 31, 2008	$	%	Dec. 31, 2009	$	%	$	%

Senior unsecured notes	$104,665	$111,544	$6,879	7%	$106,347	$(5,197)	(5)%	$1,682	2%
Secured debt	0	0	0	n/a	265	265	n/a	265	n/a
Unsecured lines of credit	15,653	18,878	3,225	21%	4,629	(14,249)	(75)%	(11,024)	(70)%
Capitalized interest	(12,526)	(25,029)	(12,503)	100%	(41,170)	(16,141)	64%	(28,644)	229%
SWAP losses (savings)	(89)	(161)	(72)	81%	(161)	0	0%	(72)	81%
Loan expense	5,582	6,823	1,241	22%	7,049	226	3%	1,467	26%

Totals	$113,285	$112,055	$(1,230)	(1)%	$76,959	$(35,096)	(31)%	$(36,326)	(32)%

The change in interest expense on senior unsecured notes is due to the net effect and timing of issuances and extinguishments. The following is a summary of our senior unsecured notes activity (dollars in thousands):

	Year Ended December 31, 2007		Year Ended December 31, 2008		Year Ended December 31, 2009
		Weighted Average		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$1,539,830	6.159%	$1,887,330	5.823%	$1,845,000	5.782%
Debt issued	400,000	4.750%
Debt extinguished	(52,500)	7.500%	(42,330)	7.625%	(183,147)	7.823%

Ending balance	$1,887,330	5.823%	$1,845,000	5.782%	$1,661,853	5.557%

Monthly averages	$1,704,253	5.991%	$1,854,768	5.792%	$1,778,621	5.713%

The change in interest expense on unsecured lines of credit arrangements is due primarily to changes in average amounts outstanding and fluctuating variable interest rates. The following is a summary of our unsecured lines of credit arrangements (dollars in thousands):

	Year Ended December 31,
	2007	2008	2009

Balance outstanding at December 31	$307,000	$570,000	$140,000
Maximum amount outstanding at any month end	434,000	744,000	559,000
Average amount outstanding (total of daily principal balances divided by days in year)	234,392	500,561	241,463
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	6.68%	3.77%	1.92%

We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. Capitalized interest for the years ended December 31, 2007, 2008 and 2009 totaled $12,526,000, $25,029,000 and $41,170,000, respectively.

Please see Note 9 to our unaudited consolidated financial statements for a discussion of our interest rate swap agreements and their impact on interest expense.

Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. The change in loan expense is primarily due to costs associated with the issuance of $400,000,000 of senior unsecured convertible notes in July 2007 and costs associated with the extension and expansion of our unsecured line of credit in August 2007.

General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the year ended December 31, 2009 were 8.33%, as compared with 8.24% and 7.64% for the same periods in 2008 and 2007. During the year ended December 31, 2007, we recorded $1,750,000 of one-

time acquisition finders’ fees paid to former Windrose management in connection with the closing of the Rendina/Paramount transaction. These fees relate to services rendered prior to the consummation of the Windrose merger in December 2006. Due to the recipients’ then current employment status with the company, the fees were expensed as compensation rather than included in the purchase price of the acquisition, as is typical with such fees. The increase from 2007 to 2008 is primarily due to $2,291,000 of non-recurring terminated transaction costs and costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives. The terminated transaction costs primarily related to the termination of the Arcapita/Sunrise agreement. The increase from 2008 to 2009 is primarily due to $3,909,000 of non-recurring expenses recognized in connection with the departure of Raymond W. Braun who formerly served as president of the company.

The change in preferred dividends is primarily due to the change in average outstanding preferred shares. The following is a summary of our preferred stock activity:

	Year Ended December 31, 2007		Year Ended December 31, 2008		Year Ended December 31, 2009
		Weighted Average		Weighted Average		Weighted Average
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	13,174,989	7.672%	12,879,189	7.676%	11,516,302	7.696%
Shares converted	(295,800)	7.500%	(1,362,887)	7.500%	(42,209)	7.478%

Ending balance	12,879,189	7.676%	11,516,302	7.696%	11,474,093	7.697%

Monthly averages	13,129,481	7.672%	12,138,161	7.686%	11,482,557	7.697%

Non-GAAP Financial Measures

We believe that net income attributable to common stockholders, as defined by U.S. GAAP, is the most appropriate earnings measurement. However, we consider FFO to be a useful supplemental measure of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation from net income attributable to common stockholders. FFO, as defined by NAREIT, means net income attributable to common stockholders, computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

	Year Ended
	December 31,	December 31,	December 31,
	2007	2008	2009

FFO Reconciliation:
Net income attributable to common stockholders	$113,225	$260,098	$171,190
Depreciation and amortization	149,626	163,045	164,923
Loss (gain) on sales of properties	(14,437)	(163,933)	(43,394)
Noncontrolling interests	(344)	(342)	(798)
Prepayment fees	0	0	(2,400)

Funds from operations	$248,070	$258,868	$289,521
Average common shares outstanding:
Basic	78,861	93,732	114,207
Diluted	79,409	94,309	114,612
Per share data:
Net income attributable to common stockholders
Basic	$1.44	$2.77	$1.50
Diluted	1.43	2.76	1.49
Funds from operations
Basic	$3.15	$2.76	$2.54
Diluted	3.12	2.74	2.53

The table below reflects the reconciliation of NOI for the periods presented. All amounts include amounts from discontinued operations, if applicable. Amounts are in thousands.

	Year Ended
	December 31,	December 31,	December 31,
	2007	2008	2009

NOI Reconciliation:
Total revenues:
Investment properties:
Rental income:
Independent living/CCRCs	$43,072	$66,402	$77,673
Assisted living facilities	108,475	117,009	113,011
Skilled nursing facilities	167,718	161,642	167,425
Hospitals	26,418	43,796	44,968

Investment property rental income	345,683	388,849	403,077
Interest income	25,823	40,063	40,885
Other income/prepayment fees	8,010	7,899	13,728

Total investment property revenues	379,516	436,811	457,690
Medical office buildings:
Rental income	111,614	133,332	136,834
Other income	497	930	949

Total medical office building revenues	112,111	134,262	137,783
Corporate other income	1,528	1,692	1,170

Total revenues	493,155	572,765	596,643
Property operating expenses:
Investment properties	0	0	0
Medical office buildings	37,475	46,629	48,965
Non-segment/corporate	0	0	0

Total property operating expenses	37,475	46,629	48,965
Net operating income:
Investment properties	379,516	436,811	457,690
Medical office buildings	74,636	87,633	88,818
Non-segment/corporate	1,528	1,692	1,170

Net operating income	$455,680	$526,136	$547,678

The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Year Ended
	December 31,		December 31,		December 31,
	2007		2008		2009

Adjusted EBITDA Reconciliation:
Net income	$138,593		$283,425		$192,927
Interest expense	145,326		141,059		109,772
Tax expense	188		1,306		168
Depreciation and amortization	149,626		163,045		164,923
Stock-based compensation expense	7,050		8,530		9,633
Provision for loan losses	0		94		23,261
Loss/(gain) on extinguishment of debt, net	(1,081)		(2,094)		25,107

Adjusted EBITDA	$439,702		$595,365		$525,791
Interest Coverage Ratio:
Interest expense	$145,326		$141,059		$109,772
Non-cash interest expense	(8,413)		(11,231)		(11,898)
Capitalized interest	12,526		25,029		41,170

Total interest	149,439		154,857		139,044
Adjusted EBITDA	$439,702		$595,365		$525,791

Adjusted interest coverage ratio	2.94	x	3.84	x	3.78	x
Fixed Charge Coverage Ratio:
Total interest	$149,439		$154,857		$139,044
Secured debt prinicipal amortization	7,950		8,119		9,292
Preferred dividends	25,130		23,201		22,079

Total fixed charges	182,519		186,177		170,415
Adjusted EBITDA	$439,702		$595,365		$525,791

Adjusted fixed charge coverage ratio	2.41	x	3.20	x	3.09x

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions. Management considers accounting estimates or assumptions critical if:

•	the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	the impact of the estimates and assumptions on financial condition or operating performance is material.

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 1 of our audited consolidated financial statements for further information on significant accounting policies that impact us. There were no material changes to these policies in 2009.

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

As a result of our quarterly evaluations, we recorded $23,261,000 of provisions for loan losses during the year ended December 31, 2009. This amount includes the write-off of loans totaling $25,578,000 primarily relating to certain early stage senior housing operators offset by a reduction in the allowance for loan losses of $2,457,000. This results in an allowance for loan losses of $5,183,000 relating to loans with outstanding balances of $82,353,000 at December 31, 2009. Also at December 31, 2009, we had real estate loans with outstanding balances of $67,126,000 on non-accrual status.

Business Combinations
Substantially all of the properties owned by us are leased under operating leases and are recorded at cost. The cost of our real property is allocated to land, buildings, improvements and intangibles.	We compute depreciation and amortization on our properties using the straight-line method based on their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. Lives for intangibles are based on the remaining term of the underlying leases.

For the year ended December 31, 2009, we recorded $121,510,000, $33,690,000 and $9,722,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 36.7 years, 10.9 years and 8.4 years, respectively, for the year ended December 31, 2009.

Nature of Critical	Assumptions/
Accounting Estimate	Approach Used

Impairment of Long-Lived Assets
We periodically review our long-lived assets for potential impairment. An impairment charge must be recognized when the carrying value of a long-lived asset is not recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that a permanent impairment of a long-lived asset has occurred, the carrying value of the asset is reduced to its fair value and an impairment charge is recognized for the difference between the carrying value and the fair value.	The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if there are indicators of impairment. These indicators may include anticipated operating losses at the property level, the tenant’s inability to make rent payments, a decision to dispose of an asset before the end of its estimated useful life and changes in the market that may permanently reduce the value of the property. If indicators of impairment exist, then the undiscounted future cash flows from the most likely use of the property are compared to the current net book value. This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated from the property during the period the property is expected to be held.

At December 31, 2009, we had seven medical office buildings, two skilled nursing facilities and one hospital that satisfied the requirements for held for sale treatment. During the year ended December 31, 2009, impairment charges of $25,223,000 were recorded to further reduce the carrying value of the assets to their estimated fair value less costs to sell. In determining the fair value of the assets, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as third party offers to purchase.

Fair Value of Derivative Instruments
The valuation of derivative instruments requires companies to record derivatives at fair market value on the balance sheet as assets or liabilities.	The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At December 31, 2009, we participated in two interest rate swap agreements which are reported at their fair value of $2,381,000 and are included in other liabilities with the change in value recorded in accumulated other comprehensive income.

Revenue Recognition
Revenue is recorded in accordance with U.S. GAAP, which requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. If the collectability of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risk. Substantially all of our operating leases contain fixed and/or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.	We evaluate the collectability of our revenues and related receivables on an on-going basis. We evaluate collectability based on assumptions and other considerations including, but not limited to, the certainty of payment, payment history, the financial strength of the investment’s underlying operations as measured by cash flows and payment coverages, the value of the underlying collateral and guaranties and current economic conditions.

If our evaluation indicates that collectability is not reasonably assured, we may place an investment on non-accrual or reserve against all or a portion of current income as an offset to revenue.

For the year ended December 31, 2009, we recognized $40,885,000 of interest income and $539,911,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $30,674,000 as compared to gross straight-line rental income recognized of $19,415,000 for the year ended December 31, 2009. At December 31, 2009, our net straight-line receivable balance was $79,760,000, net of reserves totaling $273,000. Also at December 31, 2009, we had real estate loans with outstanding balances of $67,126,000 on non-accrual status.

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

	December 31, 2009		December 31, 2008
	Principal	Change in	Principal	Change in
	Balance	Fair Value	Balance	Fair Value

Senior unsecured notes	$1,661,853	$(129,350)	$1,845,000	$(112,438)
Fixed rate secured debt	491,094	(22,522)	448,378	(17,966)

Totals	$2,152,947	$(151,872)	$2,293,378	$(130,404)

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

Our variable rate debt, including our unsecured line of credit arrangement, is reflected at fair value. At December 31, 2009, we had $140,000,000 outstanding related to our variable rate line of credit and $131,952,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $2,720,000. At December 31, 2008, we had

$570,000,000 outstanding related to our variable rate debt and assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $5,700,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Health Care REIT, Inc.

We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in Item 15(a) (2) of this Form 10-K. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 21 to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted for the adoption of new accounting standards which changed the presentation of noncontrolling interests in subsidiaries and the accounting for convertible debt instruments that may be settled in cash upon conversion.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
February 26, 2010

HEALTH CARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)

ASSETS
Real estate investments:
Real property owned
Land and land improvements	$521,055	$504,907
Buildings and improvements	5,185,328	4,653,871
Acquired lease intangibles	127,390	133,324
Real property held for sale, net of accumulated depreciation	45,686	48,054
Construction in progress	456,832	639,419

	6,336,291	5,979,575
Less accumulated depreciation and amortization	(677,851)	(600,781)

Total real property owned	5,658,440	5,378,794
Real estate loans receivable	427,363	482,885
Less allowance for losses on loans receivable	(5,183)	(7,500)

	422,180	475,385

Net real estate investments	6,080,620	5,854,179
Other assets:
Equity investments	5,816	1,030
Deferred loan expenses	22,698	23,579
Cash and cash equivalents	35,476	23,370
Restricted cash	23,237	154,070
Receivables and other assets	199,339	158,803

	286,566	360,852

Total assets	$6,367,186	$6,215,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under unsecured lines of credit arrangements	$140,000	$570,000
Senior unsecured notes	1,653,027	1,831,151
Secured debt	620,995	446,525
Accrued expenses and other liabilities	145,713	129,070

Total liabilities	2,559,735	2,976,746
Stockholders’ equity:
Preferred stock, $1.00 par value:	288,683	289,929
Authorized — 50,000,000 shares
Issued and outstanding — 11,474,093 shares in 2009 and 11,516,302 shares in 2008 at liquidation preference
Common stock, $1.00 par value:	123,385	104,635
Authorized — 225,000,000 shares
Issued — 123,583,242 shares in 2009 and 104,835,626 shares in 2008
Outstanding — 123,385,317 shares in 2009 and 104,703,702 shares in 2008
Capital in excess of par value	3,900,666	3,204,690
Treasury stock	(7,619)	(5,145)
Cumulative net income	1,547,669	1,354,400
Cumulative dividends	(2,057,658)	(1,723,819)
Accumulated other comprehensive income	(2,891)	(1,113)
Other equity	4,804	4,105

Total Health Care REIT, Inc. stockholders’ equity	3,797,039	3,227,682
Noncontrolling interests	10,412	10,603

Total equity	3,807,451	3,238,285

Total liabilities and equity	$6,367,186	$6,215,031

See accompanying notes

HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues:
Rental income	$520,300	$475,822	$393,628
Interest income	40,885	40,063	25,823
Other income	5,388	10,521	10,035
Prepayment fees	2,400	0	0

	568,973	526,406	429,486
Expenses:
Interest expense	106,231	130,153	131,271
Property operating expenses	45,896	42,634	33,410
Depreciation and amortization	157,049	144,361	124,232
General and administrative	49,691	47,193	37,465
Realized loss on derivatives	0	23,393	0
Loss (gain) on extinguishment of debt	25,107	(2,094)	(1,081)
Provision for loan losses	23,261	94	0

	407,235	385,734	325,297

Income from continuing operations before income taxes	161,738	140,672	104,189
Income tax (expense) benefit	(168)	(1,306)	(188)

Income from continuing operations	161,570	139,366	104,001
Discontinued operations:
Gain (loss) on sales of properties	43,394	163,933	14,437
Impairment of assets	(25,223)	(32,648)	0
Income from discontinued operations, net	13,186	12,774	20,155

	31,357	144,059	34,592

Net income	192,927	283,425	138,593
Less: Preferred stock dividends	22,079	23,201	25,130
Net income attributable to noncontrolling interests	(342)	126	238

Net income attributable to common stockholders	$171,190	$260,098	$113,225

Average number of common shares outstanding:
Basic	114,207	93,732	78,861
Diluted	114,612	94,309	79,409
Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$1.22	$1.24	$1.00
Discontinued operations, net	0.27	1.54	0.44

Net income attributable to common stockholders*	$1.50	$2.77	$1.44

Diluted:
Income from continuing operations attributable to common stockholders	$1.22	$1.23	$0.99
Discontinued operations, net	0.27	1.53	0.44

Net income attributable to common stockholders*	$1.49	$2.76	$1.43

*	Amounts may not sum due to rounding

See accompanying notes

HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total
	(In thousands, except per share data)

Balances at December 31, 2006	$338,993	$73,152	$1,880,221	$(2,866)	$932,746	$(1,238,860)	$(135)	$1,845	$2,228	$1,987,324
Net income					138,355				238	138,593
Other comprehensive income:
Unrealized loss on equity investments							(192)			(192)
Unrealized actuarial gain/(loss)							140			140
Cash flow hedge activity							(7,194)			(7,194)

Total comprehensive income										131,347

Adjustment to adopt FSP14-1			17,652							17,652
Contributions by noncontrolling interests									7,640	7,640
Distributions to noncontrolling interests									(419)	(419)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		2,223	85,080	(1,086)				(250)		85,967
Option compensation expense								1,106		1,106
Net proceeds from sale of common stock		9,825	402,608							412,433
Conversion of preferred stock	(8,750)	212	8,538							0
Cash dividends:
Common stock-$2.2791 per share						(182,969)				(182,969)
Preferred stock, Series D-$1.96875 per share						(7,875)				(7,875)
Preferred stock, Series E-$1.50 per share						(112)				(112)
Preferred stock, Series F-$1.90625 per share						(13,344)				(13,344)
Preferred stock, Series G-$1.875 per share						(3,799)				(3,799)

Balances at December 31, 2007	330,243	85,412	2,394,099	(3,952)	1,071,101	(1,446,959)	(7,381)	2,701	9,687	2,434,951
Net income					283,299				126	283,425
Other comprehensive income
Unrealized loss on equity investments							(846)			(846)
Unrealized actuarial gain/(loss)							(715)			(715)
Cash flow hedge activity							7,829			7,829

Total comprehensive income										289,693

Contributions by noncontrolling interests									3,556	3,556
Distributions to noncontrolling interests									(2,766)	(2,766)
Amounts related to issuance of common
stock from dividend reinvestment and stock
incentive plans, net of forfeitures		1,804	76,013	(1,193)				(99)		76,525
Conversion of preferred stock	(40,314)	975	39,339							0
Option compensation expense								1,503		1,503
Net proceeds from sale of common stock		16,444	695,239							711,683
Cash dividends:
Common stock-$2.70 per share						(253,659)				(253,659)
Preferred stock, Series D-$1.96875 per share						(7,875)				(7,875)
Preferred stock, Series E-$1.50 per share						(112)				(112)
Preferred stock, Series F-$1.90625 per share						(13,344)				(13,344)
Preferred stock, Series G-$1.875 per share						(1,870)				(1,870)

Balances at December 31, 2008	289,929	104,635	3,204,690	(5,145)	1,354,400	(1,723,819)	(1,113)	4,105	10,603	3,238,285
Net income					193,269				(342)	192,927
Other comprehensive income:
Unrealized loss on equity investments							487			487
Unrecognized actuarial gain/(loss)							277			277
Cash flow hedge activity							(2,542)			(2,542)

Total comprehensive income										191,149

Contributions by noncontrolling interests									2,255	2,255
Distributions to noncontrolling interests									(2,104)	(2,104)
Amounts related to issuance of common
stock from dividend reinvestment and stock
incentive plans, net of forfeitures		1,751	66,690	(2,474)				(930)		65,037
Conversion of preferred stock	(1,246)	30	1,216							0
Option compensation expense								1,629		1,629
Net proceeds from sale of common stock		16,969	628,070							645,039
Cash dividends:
Common stock-$2.72 per share						(311,760)				(311,760)
Preferred stock, Series D-$1.96875 per share						(7,875)				(7,875)
Preferred stock, Series E-$1.50 per share						(112)				(112)
Preferred stock, Series F-$1.90625 per share						(13,344)				(13,344)
Preferred stock, Series G-$1.875 per share						(748)				(748)

Balances at December 31, 2009	$288,683	$123,385	$3,900,666	$(7,619)	$1,547,669	$(2,057,658)	$(2,891)	$4,804	$10,412	$3,807,451

See accompanying notes

HEALTH CARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities
Net income	$192,927	$283,425	$138,593
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	164,923	163,045	149,626
Other amortization expenses	15,412	14,837	9,065
Stock-based compensation expense	9,633	8,530	7,050
Provision for loan losses	23,261	94	0
Impairment of assets	25,223	32,648	0
Loss (gain) on extinguishment of debt, net	25,107	(2,094)	(1,081)
Gain on sale of investment	0	0	(3,900)
Amortization of above/below market leases, net	(1,713)	(1,039)	(792)
Rental income less than (in excess of) cash received	11,259	7,793	440
Loss (gain) on sales of properties	(43,394)	(163,933)	(14,437)
Other income less than (in excess of) cash received	(5,000)	0	0
Deferred gain on sales of properties	0	3,708	0
Increase (decrease) in accrued expenses and other liabilities	(311)	17,363	(3,253)
Decrease (increase) in receivables and other assets	(36,068)	(3,694)	2,676

Net cash provided from operating activities	381,259	360,683	283,987
Investing activities
Investment in real property	(598,959)	(1,072,376)	(631,209)
Capitalized interest	(41,170)	(25,029)	(12,526)
Investment in loans receivable	(74,417)	(83,109)	(235,894)
Other investments, net of payments	(22,133)	(21,725)	(26,930)
Principal collected on loans receivable	111,779	18,169	52,346
Investment in Rendina/Paramount, net of cash assumed	0	0	(141,963)
Decrease (increase) in restricted cash	130,833	(138,502)	(7,578)
Proceeds from sales of properties	224,007	287,047	98,314

Net cash provided used in investing activities	(270,060)	(1,035,525)	(905,440)
Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	(430,000)	263,000	82,000
Proceeds from issuance of secured debt	276,277	0	0
Proceeds from derivative transactions	0	0	2,858
Proceeds from issuance of senior unsecured notes	0	0	388,943
Payments to extinguish senior unsecured notes	(201,048)	(42,330)	(52,500)
Payments to extinguish liability to subsidiary trust issuing preferred securities	0	0	(50,000)
Payments to extinguish secured debt	(107,736)	(58,594)	(37,758)
Net proceeds from the issuance of common stock	704,533	782,285	491,593
Contributions by noncontrolling interests	2,255	3,556	2,865
Distributions to noncontrolling interests	(2,104)	(2,766)	(419)
Decrease (increase) in deferred loan expense	(7,431)	(348)	(3,977)
Cash distributions to stockholders	(333,839)	(276,860)	(208,099)

Net cash provided from (used in) financing activities	(99,093)	667,943	615,506

Increase (decrease) in cash and cash equivalents	12,106	(6,899)	(5,947)
Cash and cash equivalents at beginning of year	23,370	30,269	36,216

Cash and cash equivalents at end of year	$35,476	$23,370	$30,269

See accompanying notes

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies and Related Matters

Business

Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of December 31, 2009, our broadly diversified portfolio consisted of 590 properties in 39 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on our website at www.hcreit.com.

Principles of Consolidation

The consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of our majority owned and controlled joint ventures. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Restricted Cash

Restricted cash primarily consists of amounts held by lenders to provide future payments for real estate taxes, insurance, tenant and capital improvements and amounts held in escrow relating to acquisitions we are entitled to receive over a period of time as outlined in the escrow agreement.

Deferred Loan Expenses

Deferred loan expenses are costs incurred by us in connection with the issuance, assumption and amendments of debt arrangements. We amortize these costs over the term of the debt using the straight-line method, which approximates the effective interest method.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Investments

Equity investments at December 31, 2009 and 2008 include an investment in a public company that has a readily determinable fair market value. We classify this equity investment as available-for-sale and, accordingly, record this investment at its fair market value with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity. Equity investments at December 31, 2009 and 2008 also include an investment in a private company. We do not have the ability to exercise influence over the company, so the investment is accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, return of capital and additional investments. These equity investments represented a minimal ownership interest in these companies. Additionally, equity investments at December 31, 2009 include an investment in an unconsolidated joint venture.

Investments in Unconsolidated Joint Ventures

Investments in entities which we do not consolidate but for which we have the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the estimated fair value of the assets prior to the sale of interests in the joint venture. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.

Real Property Owned

Real property developed by us is recorded at cost, including the capitalization of construction period interest. The cost of real property acquired is allocated to net tangible and identifiable intangible assets based on their respective fair values. Substantially all of the properties owned by us are leased under operating leases and are recorded at cost. These properties are depreciated on a straight-line basis over their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. We consider costs incurred in conjunction with re-leasing properties, including tenant improvements and lease commissions, to represent the acquisition of productive assets and, accordingly, such costs are reflected as investment activities in our statement of cash flows.

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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals,

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

among other factors. The estimated aggregate amortization expense for acquired lease intangibles is expected to be recognized over a weighted average period of 30.0 years and is as follows for the periods indicated (in thousands):

2010	$9,895
2011	8,204
2012	6,517
2013	5,583
2014	4,889
Thereafter	62,605

Totals	$97,693

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

Capitalization of Construction Period Interest

We capitalize interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balance outstanding during the construction period using the rate of interest which approximates our cost of financing. We capitalized interest costs of $41,170,000, $25,029,000, and $12,526,000 during 2009, 2008 and 2007, respectively, related to construction of real property owned by us. Our interest expense reflected in the consolidated statements of income has been reduced by the amounts capitalized.

Gain on Sale of Assets

We recognize sales of assets only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets on our Consolidated Balance Sheets. Gains on assets sold are recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured, we are not obligated to perform significant activities after the sale to earn the profit, we have received adequate initial investment from the buyer and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate.

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

Allowance for Losses on Loans Receivable

The allowance for losses on loans receivable is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying collateral. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. At December 31, 2009, we had loans with outstanding balances of $67,126,000 on non-accrual status ($72,770,000 at December 31, 2008). To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to full accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding principal balance.

Fair Value of Derivative Instruments

The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. See Note 9 for additional information.

Federal Income Tax

No provision has been made for federal income taxes since we have elected to be treated as a real estate investment trust under the applicable provisions of the Internal Revenue Code, and we believe that we have met the requirements for qualification as such for each taxable year. Our taxable REIT subsidiaries are subject to federal, state and local income taxes. See Note 13 for additional information.

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

Segment Reporting

We report consolidated financial statements in accordance with U.S. GAAP. Segments are based on our method of internal reporting which classifies operations by leasing activities. Our segments include investment properties and medical office buildings. See Note 18 for additional information.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation guidance for variable interest entities. The new guidance requires enterprises to perform a qualitative approach to determining whether or not a variable interest entity will need to be consolidated on a continuous basis. This evaluation will be based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact its economic performance. This amendment is effective for interim periods and fiscal years beginning after November 15, 2009. We do not expect adoption of this guidance to have a material impact on our consolidated financial position or results of operations, although additional disclosures may be required.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Real Property Owned

The following is a summary of our real property investment activity for the periods presented (in thousands):

	Year Ended
	December 31, 2009			December 31, 2008			December 31, 2007
		Medical			Medical			Medical
	Investment	Office		Investment	Office		Investment	Office
	Properties	Buildings	Totals	Properties	Buildings	Totals	Properties	Buildings	Totals(1)

Real property acquisitions:
Independent living/CCRCs				$68,300		$68,300	$43,000		$43,000
Assisted living facilities				45,490		45,490	36,233		36,233
Skilled nursing facilities	$11,650		$11,650	11,360		11,360	122,875		122,875
Hospitals	20,500		20,500	196,303		196,303	11,923		11,923
Medical office buildings		$35,523	35,523		$121,809	121,809		$381,134	381,134
Land parcels			0	10,000		10,000	8,928		8,928

Total acquisitions	32,150	35,523	67,673	331,453	121,809	453,262	222,959	381,134	604,093
Less:
Assumed debt			0			0		(166,188)	(166,188)
Assumed other assets/(liabilities)			0		(1,899)	(1,899)		(2,432)	(2,432)

Cash disbursed for acquisitions	32,150	35,523	67,673	331,453	119,910	451,363	222,959	212,514	435,473
Construction in progress additions:
Independent living/CCRCs	166,381		166,381	272,136		272,136	154,648		154,648
Assisted living facilities	143,929		143,929	147,486		147,486	55,929		55,929
Skilled nursing facilities	23,262		23,262	29,429		29,429	21,924		21,924
Hospitals	113,907		113,907	77,642		77,642	60,326		60,326
Medical office buildings		107,853	107,853		93,907	93,907		14,688	14,688

Total CIP additions	447,479	107,853	555,332	526,693	93,907	620,600	292,827	14,688	307,515
Less:
Capitalized interest	(35,891)	(5,078)	(40,969)	(22,716)	(2,313)	(25,029)	(12,134)	(279)	(12,413)
Capitalized other	0	0	0	(119)		(119)			0
Accruals(2)	0	(21,466)	(21,466)			0			0

Cash disbursed for CIP	411,588	81,309	492,897	503,858	91,594	595,452	280,693	14,409	295,102
Capital improvements	19,227	19,162	38,389	17,468	8,093	25,561	34,680	5,296	39,976

Total cash invested in real property	$462,965	$135,994	$598,959	$852,779	$219,597	$1,072,376	$538,332	$232,219	$770,551

(1)	2007 includes the Rendina/Paramount acquisition.

(2)	Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the period noted above.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the development projects that were placed into service and began earning rent during the periods presented (in thousands):

	Year Ended
	December 31, 2009			December 31, 2008			December 31, 2007
		Medical			Medical
	Investment	Office		Investment	Office		Investment
	Properties	Buildings	Totals	Properties	Buildings	Totals	Properties	Totals

Development projects:
Independent living/CCRCs	$285,336		$285,336	$144,088		$144,088	$22,601	$22,601
Assisted living facilities	219,801		219,801	45,956		45,956	56,599	56,599
Skilled nursing facilities	45,367		45,367	16,918		16,918	16,568	16,568
Hospitals			0	35,151		35,151	33,771	33,771
Medical office buildings		$183,127	183,127		$11,823	11,823		0

Total development projects	550,504	183,127	733,631	242,113	11,823	253,936	129,539	129,539
Expansion projects	4,288		4,288	40,954		40,954	2,489	2,489

Total construction conversions	$554,792	$183,127	$737,919	$283,067	$11,823	$294,890	$132,028	$132,028

The following table summarizes certain information about our real property owned as of December 31, 2009 (dollars in thousands):

			Buildings,		Accumulated
	Number of		Intangibles &	Gross	Depreciation
	Properties	Land	Improvements	Investment	and Amortization

Independent Living/CCRC Facilities:
Arizona	1	$950	$9,086	$10,036	$2,364
California	8	20,174	156,951	177,125	14,267
Colorado	2	10,766	71,135	81,901	3,480
Florida	4	15,006	150,804	165,810	17,754
Georgia	4	9,696	75,555	85,251	14,274
Idaho	1	550	14,740	15,290	2,930
Indiana	2	3,120	100,734	103,854	5,298
Kansas	1	1,400	11,000	12,400	845
Massachusetts	1	3,500	54,099	57,599	0
Missouri	1	510	5,490	6,000	430
Nevada	1	1,144	10,831	11,975	5,735
North Carolina	3	15,970	32,909	48,879	2,688
South Carolina	6	20,490	220,432	240,922	8,395
Texas	1	4,790	7,100	11,890	1,756
Washington	1	620	4,780	5,400	792
Wisconsin	1	400	23,237	23,637	606
Construction in progress	2	0	0	158,684	0

	40	109,086	948,883	1,216,653	81,614

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Building,		Accumulated
	Number of		Intangibles &	Gross	Depreciation
	Properties	Land	Improvements	Investment	and Amortization

Assisted Living Facilities:
Arizona	3	$3,060	$10,921	$13,981	$2,127
California	7	7,970	54,031	62,001	10,863
Colorado	1	940	3,721	4,661	816
Connecticut	5	8,030	38,300	46,330	7,648
Delaware	1	560	21,220	21,780	2,900
Florida	10	5,307	61,820	67,127	16,542
Georgia	1	460	1,304	1,764	243
Illinois	6	10,661	65,266	75,927	2,332
Indiana	2	220	5,520	5,740	1,311
Iowa	1	1,403	35,893	37,296	80
Kansas	1	600	10,590	11,190	1,473
Louisiana	1	1,100	10,161	11,261	5,079
Massachusetts	5	5,590	49,051	54,641	7,614
Mississippi	1	520	7,675	8,195	1,296
Montana	3	1,460	14,772	16,232	2,887
Nevada	4	5,520	71,652	77,172	5,920
New Jersey	2	740	7,447	8,187	1,611
New York	3	1,930	31,917	33,847	2,947
North Carolina	40	15,514	181,382	196,896	39,559
Ohio	7	3,294	30,985	34,279	10,058
Oklahoma	17	3,134	37,420	40,554	9,027
Oregon	1	449	5,172	5,621	1,579
Pennsylvania	4	4,894	41,219	46,113	3,127
South Carolina	2	642	7,308	7,950	1,526
Tennessee	3	5,581	34,177	39,758	2,627
Texas	21	9,495	94,384	103,878	13,411
Utah	1	360	6,700	7,060	961
Virginia	4	2,509	32,425	34,934	4,599
Washington	5	5,010	45,201	50,211	3,966
Wisconsin	9	7,610	79,936	87,546	5,229
Construction in progress	5	0	0	87,234	0

	176	114,563	1,097,570	1,299,366	169,358

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Building,		Accumulated
	Number of		Intangibles &	Gross	Depreciation
	Properties	Land	Improvements	Investment	and Amortization

Skilled Nursing Facilities:
Alabama	7	$2,520	$36,990	$39,510	$7,584
Arizona	1	930	13,399	14,329	1,538
Colorado	3	3,210	21,855	25,065	4,302
Connecticut	6	2,700	22,851	25,551	6,922
Florida	37	20,000	243,789	263,788	40,296
Georgia	3	2,650	14,932	17,582	2,818
Idaho	3	4,110	29,678	33,788	5,202
Illinois	4	1,110	24,700	25,810	12,498
Indiana	6	1,959	36,904	38,863	9,118
Kansas	2	4,850	35,436	40,286	1,007
Kentucky	10	3,015	65,432	68,447	10,592
Louisiana	7	783	34,717	35,500	4,648
Maryland	2	840	14,966	15,806	1,734
Massachusetts	20	18,890	210,513	229,403	40,663
Mississippi	11	1,625	52,651	54,276	13,354
Missouri	3	1,247	23,827	25,074	9,591
New Hampshire	1	340	4,360	4,700	557
New Jersey	1	1,850	3,050	4,900	627
Ohio	20	11,785	193,388	205,173	29,389
Oklahoma	3	1,464	21,884	23,348	4,693
Oregon	1	300	5,316	5,616	1,948
Pennsylvania	2	2,595	13,421	16,016	4,147
Tennessee	22	8,730	122,604	131,334	29,912
Texas	21	16,853	166,351	183,204	17,750
Virginia	10	7,121	59,169	66,290	4,877
Assets held for sale	2	0	0	25,098	0

	208	121,477	1,472,183	1,618,757	265,767
Hospitals:
California	3	$6,200	$72,439	$78,638	$2,714
Idaho	1	3,600	21,053	24,653	1,207
Indiana	2	870	20,086	20,956	992
Kentucky	1	3,800	26,714	30,514	1,058
Louisiana	1	1,928	10,509	12,437	1,225
New Jersey	1	0	38,300	38,300	1,517
Ohio	2	1,500	33,000	34,500	431
Oklahoma	2	3,149	9,899	13,048	1,494
Texas	8	9,824	156,712	166,536	14,667
Wisconsin	1	4,700	20,669	25,369	1,550
Construction in progress	3	0	0	189,416	0
Assets held for sale	1	0	0	5,550	0

	26	35,571	409,381	639,917	26,855

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Building,		Accumulated
	Number of		Intangibles &	Gross	Depreciation
	Properties	Land	Improvements	Investment	and Amortization

Medical Office Buildings:
Alabama	4	$1,987	$42,888	$44,875	$5,220
Alaska	1	217	30,089	30,306	2,697
Arizona	5	5,585	90,488	96,073	9,254
California	8	7,560	160,669	168,229	13,643
Colorado	1	877	6,707	7,584	697
Florida	24	38,801	243,267	282,069	31,234
Georgia	6	12,500	59,039	71,539	8,016
Illinois	1	1,419	2,881	4,300	464
Indiana	1	0	22,134	22,134	902
Kentucky	1	1,290	8,093	9,383	0
Missouri	1	336	17,255	17,591	1,919
Nevada	9	16,804	104,488	121,293	11,318
New Jersey	5	9,804	100,672	110,476	3,689
New York	7	4,389	61,565	65,954	7,603
North Carolina	10	8,085	19,322	27,407	3,425
Ohio	1	610	7,433	8,043	1,030
Oklahoma	1	132	13,008	13,140	1,289
Pennsylvania	1	154	23,169	23,323	2,340
South Carolina	1	171	17,791	17,962	1,398
Tennessee	5	8,946	60,193	69,139	6,672
Texas	14	17,792	193,178	210,971	20,396
Virginia	1	0	11,370	11,370	127
Wisconsin	1	2,899	89,002	91,901	924
Construction in progress	2	0	0	21,498	0
Assets held for sale	7	0	0	15,038	0

	118	140,358	1,384,701	1,561,598	134,257

Total Real Property Owned	568	$521,055	$5,312,718	$6,336,291	$677,851

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of our real estate intangibles as of the dates indicated (dollars in thousands):

	December 31, 2009	December 31, 2008

Assets:
In place lease intangibles	$74,199	$81,500
Above market tenant leases	10,232	9,658
Below market ground leases	39,806	39,806
Lease commissions	3,154	2,360

Gross historical cost	127,391	133,324
Accumulated amortization	(29,698)	(31,452)

Net book value	$97,693	$101,872

Weighted-average amortization period in years	30.0	28.9
Liabilities:
Below market tenant leases	$22,961	$25,265
Above market ground leases	4,084	3,419

Gross historical cost	27,045	28,684
Accumulated amortization	(10,478)	(8,671)

Net book value	$16,567	$20,013

Weighted-average amortization period in years	12.1	8.9

At December 31, 2009, future minimum lease payments receivable under operating leases are as follows (in thousands):

2010	$507,269
2011	519,378
2012	490,889
2013	475,948
2014	461,221
Thereafter	2,904,323

Totals	$5,359,028

We purchased $23,097,000 of real property that had previously been financed by the Company with loans in 2008. We acquired properties, which included the assumption of debt totaling $166,188,000 in 2007. These non-cash activities are appropriately not reflected in the accompanying statements of cash flows.

3.	Dispositions, Assets Held for Sale and Discontinued Operations

During the year ended December 31, 2009, we completed the sale of 36 properties and recognized $43,394,000 of net gains on sales. At December 31, 2009, we had one hospital, two skilled nursing facilities and seven medical office buildings that satisfied the requirements of held for sale treatment. We did not recognize any impairment loss on the skilled nursing facilities as the fair value less estimated costs to sell exceeded our carrying value. The fair value was estimated based on a third party offer to purchase. In determining the fair value of the medical office buildings and hospital, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected net operating income and published capitalization rates. Management’s estimates projected that the carrying value of the assets was greater than the estimated fair value and an impairment charge of $25,223,000 was recorded to reduce the properties

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to their estimated fair value less costs to sell. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Year Ended
	December 31, 2009			December 31, 2008			December 31, 2007
		Medical			Medical
	Investment	Office		Investment	Office		Investment
	Properties	Buildings	Totals	Properties	Buildings	Totals	Properties	Totals

Real property dispositions:
Independent living/CCRCs	$24,342		$24,342	$15,547		$15,547	$5,346	$5,346
Assisted living facilities	30,978		30,978	148,075		148,075	57,351	57,351
Skilled nursing facilities	45,835		45,835	6,290		6,290	18,107	18,107
Hospitals	40,841		40,841	8,735		8,735		0
Medical office buildings		$44,717	44,717		$6,781	6,781		0
Land parcels			0	73		73	3,073	3,073

Total dispositions	141,996	44,717	186,713	178,720	6,781	185,501	83,877	83,877
Adjusted for:
Gain/(loss) on sales	46,439	(3,045)	43,394	164,998	(1,065)	163,933	14,437	14,437
LandAmerica settlement			0	2,500		2,500		0
Other assets/(liabilities) disposal			0		(116)	(116)		0
Seller financing		(6,100)	(6,100)	(59,649)	(5,122)	(64,771)		0

Proceeds from real property sales	$188,435	$35,572	$224,007	$286,569	$478	$287,047	$98,314	$98,314

During the year ended December 31, 2008, we completed the sale of 29 properties to Emeritus Corporation for $299,413,000, consisting of $249,413,000 in cash proceeds and $50,000,000 of seller financing, and we recognized a gain on sale of $145,646,000. Total funds of $299,413,000 were held in escrow for use in an Internal Revenue Code Section 1031 exchange, of which $162,558,000 was utilized during the year ended December 31, 2008. We had retained LandAmerica 1031 Exchange Services, Inc. (“LES”) to act as a qualified intermediary. On November 26, 2008, LES and its parent, LandAmerica Financial Group, filed for bankruptcy protection. At that time, we had approximately $136,855,000 in two segregated escrow accounts (the “Exchange Funds”) held by Centennial Bank, an affiliate of LES. Although the terms of our agreements with LES required that the Exchange Funds be returned to us, the return of the Exchange Funds was stayed by the bankruptcy proceedings. On February 23, 2009, the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division, entered an order approving the stipulation and settlement agreement among LES, the unsecured creditors committees and us. Pursuant to the terms of that settlement agreement, the Exchange Funds plus $918,000 of interest were returned to us on February 23, 2009, and we made a settlement payment of $2,000,000 to the LES bankruptcy estate. In connection with these proceedings, we incurred approximately $500,000 in expenses. The settlement payment and expenses were recorded as reductions of gains on sales in 2008.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have reclassified the income and expenses attributable to all properties sold prior to or held for sale at December 31, 2009 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Year Ended December 31,
	2009	2008	2007

Revenues:
Rental income	$19,611	$46,359	$63,669
Other income	8,059	0	0
Expenses:
Interest expense	3,541	10,906	14,055
Property operating expenses	3,069	3,995	4,065
Depreciation and amortization	7,874	18,684	25,394

Income (loss) from discontinued operations, net	$13,186	$12,774	$20,155

4.	Real Estate Loans Receivable

The following is a summary of real estate loans receivable (in thousands):

	December 31,
	2009	2008

Mortgage loans	$74,517	$137,292
Other real estate loans	352,846	345,593

Totals	$427,363	$482,885

All real estate loans receivable are in our investment property segment. The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Year Ended December 31,
	2009	2008	2007
	Amount	Amount	Amount

Advances on real estate loans receivable:
Investments in new loans	$20,036	$121,493	$205,770
Draws on existing loans	54,381	21,265	30,124

Total gross investments in real estate loans	74,417	142,758	235,894
Less: Seller financing on sales of real property	0	(59,649)	0

Net cash advances on real estate loans receivable	74,417	83,109	235,894
Receipts on real estate loans receivable:
Loan payoffs	93,856	8,815	42,028
Principal payments on loans	17,923	9,354	10,318

Total principal receipts on real estate loans	111,779	18,169	52,346

Net cash advances (receipts) on real estate loans receivable	$(37,362)	$64,940	$183,548

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of mortgage loans at December 31, 2009:

Final	Number		Principal
Payment	of		Amount at	Carrying
Due	Loans	Payment Terms	Inception	Amount
			(In thousands)

2009	3	Monthly payments from $5,333 to $149,720,	$26,756	$11,450
		including interest from 9.63% to 19.26%
2010	3	Monthly payments from $15,633 to $113,740,	16,185	13,756
		including interest from 9.50% to 12.41%
2011	2	Monthly payments from $2,336 to $26,072,	3,150	3,317
		including interest from 12.10% to 19.26%
2012	3	Monthly payments from $26,278 to $76,514,	19,617	10,420
		including interest from 7.00% to 19.26%
2013	2	Monthly payments from $12,280 to $136,006,	22,300	25,626
		including interest from 3.55% to 7.60%
2015	2	Monthly payments from $18,802 to $41,828,	3,365	5,675
		including interest from 9.50% to 15.21%
2020	1	Monthly payments of $41,282,	4,500	4,273

		including interest of 10.65%
		Totals	$95,873	$74,517

5.	Allowance for Losses on Loans Receivable

The following is a summary of the allowance for losses on loans receivable (in thousands):

	Year Ended December 31,
	2009	2008	2007

Balance at beginning of year	$7,500	$7,406	$7,406
Provision for loan losses	23,261	94	0
Charge-offs	(25,578)	0	0

Balance at end of year	$5,183	$7,500	$7,406

As a result of our quarterly evaluations, we recorded $23,261,000 of provision for loan losses during the year ended December 31, 2009. This amount includes the write-off of loans totaling $25,578,000 primarily relating to certain early stage senior housing operators offset by a net reduction in the allowance for loan losses of $2,457,000.

The following is a summary of our loan impairments (in thousands):

	December 31,
	2009	2008	2007

Balance of impaired loans at year end	$67,126	$72,770	$799
Allowance for loan losses	5,183	7,500	7,406

Balance of impaired loans not reserved(1)	$61,943	$65,270	$0

Average impaired loans for the year	$69,948	$36,785	$5,664
Interest recognized on impaired loans(2)	530	3,288	0

(1)	At December 31, 2007, the allowance for losses on loans receivable exceeds the balance of impaired loans.

(2)	Represents interest recognized prior to placement on non-accrual status.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Concentration of Risk

As of December 31, 2009, long-term care facilities, which include skilled nursing, independent living/continuing care retirement communities and assisted living facilities, comprised 66% (66% at December 31, 2008) of our real estate investments and were located in 39 states. The following table summarizes certain information about our customer concentration as of December 31, 2009 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment	Investment(1)

Concentration by investment:
Senior Living Communities, LLC	10	$419,406	7%
Brookdale Senior Living, Inc	86	310,126	5%
Signature Healthcare LLC	32	270,775	5%
Emeritus Corporation	21	241,288	4%
Life Care Centers of America, Inc.	18	204,558	3%
Remaining portfolio	423	4,639,650	76%

Totals	590	$6,085,803	100%

(1)	Investments with top five customers comprised 25% of total investments at December 31, 2008.

7.	Borrowings Under Line of Credit Arrangement and Related Items

At December 31, 2009, we had an unsecured credit arrangement with a consortium of sixteen banks providing for a revolving line of credit in the amount of $1,150,000,000, which is scheduled to expire on August 5, 2011 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.84% at December 31, 2009). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at December 31, 2009. In addition, we pay a facility fee annually to each bank based on the bank’s commitment under the revolving credit facility. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at December 31, 2009. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement.

The following information relates to aggregate borrowings under the unsecured lines of credit arrangements (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007

Balance outstanding at December 31	$140,000	$570,000	$307,000
Maximum amount outstanding at any month end	$559,000	$744,000	$434,000
Average amount outstanding (total of daily principal balances divided by days in year)	$241,463	$500,561	$234,392
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	1.92%	3.77%	6.68%

8.	Senior Unsecured Notes and Secured Debt

We have $1,653,027,000 of senior unsecured notes with annual interest rates ranging from 4.75% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $1,661,853,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments. See Note 9 for further discussion regarding derivative instruments. During the year ended December 31, 2009, we completed the following senior unsecured notes extinguishments (in thousands):

Notes	Principal	Cash Paid	Gain/(Loss)

4.75% convertible notes due 2026	$5,000	$4,494	$446
4.75% convertible notes due 2027	5,000	4,312	594
8.0% notes due 2012	173,147	192,242	(20,309)

	$183,147	$201,048	$(19,269)

During the three months ended December 31 2006, we issued $345,000,000 of 4.75% senior unsecured convertible notes due December 2026, generating net proceeds of $337,517,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 20.8833 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $47.89 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2011, December 1, 2016 and December 1, 2021, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. As of December 31, 2009, we had $340,000,000 of these notes outstanding.

In July 2007, we issued $400,000,000 of 4.75% senior unsecured convertible notes due July 2027, generating net proceeds of $388,943,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of our common stock at an initial conversion rate of 20.0000 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $50.00 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of July 15, 2012, July 15, 2017 and July 15, 2022, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. As of December 31, 2009, we had $395,000,000 of these notes outstanding.

We have mortgage loans totaling $620,995,000, collateralized by owned properties, with annual interest rates ranging from 4.89% to 6.99%. The carrying amounts of the mortgages represent the par value of $623,046,000 adjusted for any unamortized fair value adjustments. The carrying values of the properties securing the mortgage loans totaled $901,013,000 at December 31, 2009. During the year ended December 31, 2009, we completed $276,277,000 of first mortgage loans secured by 31 senior housing properties with multiple levels of service and one commercial office campus. During the year ended December 31, 2009, we extinguished $81,715,000 of secured debt prior to maturity and recognized debt extinguishment losses of $5,838,000.

Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2009, we were in compliance with all of the covenants under our debt agreements.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, the annual principal payments on these debt obligations are as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1)	Debt(1)	Totals

2010	$0	$12,204	$12,204
2011	0	12,883	12,883
2012	76,853	19,021	95,874
2013	300,000	67,787	367,787
2014	0	128,232	128,232
Thereafter	1,285,000	382,919	1,667,919

Totals	$1,661,853	$623,046	$2,284,899

(1)	Amounts above represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

9.	Derivative Instruments

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

The following is a summary of the fair value of our derivative instruments (dollars in thousands):

	Balance Sheet	Fair Value
	Location	Dec. 31, 2009	Dec. 31, 2008

Cash flow hedge interest rate swaps	Other liabilities	$2,381	$0

Cash Flow Hedges

For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $2,893,000 of losses, which are included in other comprehensive income, are expected to be reclassified into earnings in the next 12 months.

The following presents the impact of derivative instruments on the statement of operations and OCI for the year ended December 31, 2009 (dollars in thousands):

	Location	Amount

Gain (loss) on interest rate swap recognized in OCI (effective portion)	n/a	$(3,514)
Gain (loss) reclassified from AOCI into income (effective portion)	Interest expense	$971
Gain (loss) recognized in income (ineffective portion and
amount excluded from effectiveness testing)	Realized loss	$0

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 31, 2008, we recognized a realized loss on derivatives of $23,393,000 related to forward-starting interest rate swaps that were in place to hedge future debt issuances when the timing of those issuances were revised.

Fair Value Hedges

For derivative instruments that are designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged risk are recognized in current earnings. There were no outstanding fair value hedges at December 31, 2009.

10.	Commitments and Contingencies

We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2013. At December 31, 2009, our obligation under the letter of credit was $2,450,000.

We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide liability insurance to one of our tenants. Our obligation to the tenant to provide the letter of credit terminates in 2013. At December 31, 2009, our obligation under the letter of credit was $1,000,000.

We have an outstanding letter of credit issued for the benefit of a village in Illinois that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a property. Our obligation to provide the letter of credit terminates in 2010. At December 31, 2009, our obligation under the letter of credit was $129,057.

At December 31, 2009, we had outstanding construction financings of $456,832,000 for leased properties and were committed to providing additional financing of approximately $213,945,000 to complete construction. At December 31, 2009, we had contingent purchase obligations totaling $10,320,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon an operator satisfying certain conditions such as payment coverage and value tests. Amounts due from the tenant are increased to reflect the additional investment in the property.

At December 31, 2009, we had operating lease obligations of $182,040,000 relating to certain ground leases and Company office space. We incurred rental expense relating to our Company office space of $1,138,000, $1,452,000 and $678,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Regarding the property leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At December 31, 2009, aggregate future minimum rentals to be received under these noncancelable subleases totaled $33,071,000.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, future minimum lease payments due under operating leases are as follows (in thousands):

2010	$4,603
2011	4,669
2012	4,349
2013	4,361
2014	4,383
Thereafter	159,675

Totals	$182,040

11.	Stockholders’ Equity

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

In September 2003, we issued 1,060,000 shares of 6% Series E Cumulative Convertible and Redeemable Preferred Stock as partial consideration for an acquisition of assets by the Company, with the shares valued at $26,500,000 for such purposes. The shares were issued to Southern Assisted Living, Inc. and certain of its stockholders without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended. The shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after August 15, 2008. The preferred shares are convertible by the holder into common stock at a conversion price of $32.66 per share at any time. At December 31, 2009, there were 74,380 of such shares outstanding.

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

In conjunction with the acquisition of Windrose Medical Properties Trust in December 2006, we issued 2,100,000 shares of 7.5% Series G Cumulative Convertible Preferred Stock. These shares have a liquidation value of $25.00 per share and a book value of $29.58 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after June 30, 2010. Each Series G Preferred Share is convertible by the holder into our common stock at a conversion price of $34.93, equivalent to a conversion rate of 0.7157 common shares per Series G Preferred Share. The Series G Preferred Shares require cumulative distributions. During the year ended December 31, 2007, certain holders of our Series G Preferred Stock converted 295,800 shares into 211,702 shares of our common stock, leaving 1,804,200 of such shares outstanding at December 31, 2007. During the year ended December 31, 2008, certain holders of our Series G Preferred Stock converted 1,362,887 shares into 975,397 shares of our common stock, leaving 441,313 of such shares outstanding at December 31, 2008. During the year ended December 31, 2009, certain holders of our Series G Preferred Stock converted 41,600 shares into 29,771 shares of our common stock, leaving 399,713 of such shares outstanding at December 31, 2009.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

The following is a summary of our common stock issuances for the years presented (dollars in thousands, except per share amounts):

Date Issued	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

April 2007 public issuance	6,325,000	$44.01	$278,363	$265,294
December 2007 public issuance	3,500,000	42.14	147,490	147,139
2007 Dividend reinvestment plan issuances	1,626,000	41.81	67,985	67,985
2007 Option exercises	401,630	27.82	11,175	11,175

2007 Totals	11,852,630		$505,013	$491,593

March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
July 2008 public issuance	4,600,000	44.50	204,700	193,157
September 2008 public issuance	8,050,000	48.00	386,400	369,699
2008 Dividend reinvestment plan issuances	1,546,074	43.37	67,055	67,055
2008 Equity shelf program issuances	794,221	39.28	31,196	30,272
2008 Option exercises	118,895	29.83	3,547	3,547

2008 Totals	18,109,190		$817,218	$782,285

February 2009 public issuance	5,816,870	$36.85	$214,352	$210,880
September 2009 public issuance	9,200,000	40.40	371,680	356,554
2009 Dividend reinvestment plan issuances	1,499,497	37.22	55,818	55,818
2009 Equity shelf program issuances	1,952,600	40.69	79,447	77,605
2009 Option exercises	96,166	38.23	3,676	3,676

2009 Totals	18,565,133		$724,973	$704,533

Comprehensive Income

The following is a summary of accumulated other comprehensive income as of the dates indicated (in thousands):

	December 31, 2009	December 31, 2008

Unrecognized gains (losses) on cash flow hedges	$(1,907)	$635
Unrecognized gains (losses) on equity investments	(550)	(1,038)
Unrecognized actuarial gains (losses)	(434)	(710)

Totals	$(2,891)	$(1,113)

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of comprehensive income for the periods indicated (in thousands):

	Year Ended December 31,
	2009	2008	2007

Unrecognized gains (losses) on cash flow hedges	$(2,542)	$7,829	$(7,194)
Unrecognized losses (gains) on equity investments	487	(846)	(192)
Unrecognized actuarial gains/(losses)	277	(715)	140

Total other comprehensive income	(1,778)	6,268	(7,246)
Net income attributable to controlling interests	193,269	283,299	138,355

Comprehensive income attributable to controlling interests	191,491	289,567	131,109
Net and comprehensive income attributable to noncontrolling interests	(342)	126	238

Total comprehensive income	$191,149	$289,693	$131,347

Other Equity

Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors subsequent to January 1, 2003. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $1,629,000, $1,503,000 and $1,106,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

12.	Stock Incentive Plans

Our Amended and Restated 2005 Long-Term Incentive Plan authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan continue to vest through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three years for non-employee directors to five years for officers and key employees. Options expire ten years from the date of grant. We granted 159,805, 161,101 and 272,057 restricted shares during 2009, 2008 and 2007, respectively, including 18,243, 14,504 and 10,717 deferred stock units to non-employee directors in 2009, 2008 and 2007, respectively.

Option Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2009	2008	2007

Dividend yield(1)	7.35%	6.47%	5.60%
Expected volatility	29.4%	20.5%	19.9%
Risk-free interest rate	2.33%	3.42%	4.74%
Expected life (in years)	7.0	6.5	5.0
Weighted-average fair value(1)	$4.38	$6.25	$8.31

(1)	Certain options granted to employees include dividend equivalent rights. The fair value of options with DERs also includes the net present value of projected future dividend payments over the expected life of the option discounted at the dividend yield rate.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The dividend yield represented the dividend yield of our common stock on the dates of grant. Our computation of expected volatility was based on historical volatility. The risk-free interest rates used were the 7-year U.S. Treasury Notes yield on the date of grant for the 2009 and 2008 grants and the 5-year U.S. Treasury Notes yield on the date of grant for the 2007 grants. The expected life was based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations regarding future employee behavior.

Option Award Activity

The following table summarizes information about stock option activity for the periods indicated (shares in thousands):

	Year Ended December 31,
	2009		2008		2007
	Number	Weighted Average	Number	Weighted Average	Number	Weighted Average
Stock Options	of Shares	Exercise Price	of Shares	Exercise Price	of Shares	Exercise Price

Options at beginning of year	817	$38.29	637	$35.54	917	$30.79
Options granted	366	37.00	307	40.83	124	45.73
Options exercised	(96)	38.22	(119)	29.83	(402)	27.82
Options terminated	(25)	44.50	(8)	42.00	(2)	39.72

Options at end of year	1,062	$37.71	817	$38.29	637	$35.54

Options exercisable at end of year	388	$35.85	281	$33.94	256	$32.26
Weighted average fair value of options granted during the year		$4.38		$6.25		$8.31

The following table summarizes information about stock options outstanding at December 31, 2009 (options in thousands):

	Options Outstanding			Options Exercisable
			Weighted			Weighted
Range of Per		Weighted	Average		Weighted	Average
Share Exercise	Number	Average	Remaining	Number	Average	Remaining
Prices	Outstanding	Exercise Price	Contract Life	Exercisable	Exercise Price	Contract Life

$16-$20	8	$16.81	1.0	8	$16.81	1.0
$20-$30	62	25.62	3.7	62	25.62	3.7
$30-$40	641	36.68	8.3	215	36.28	5.9
$40 +	351	42.25	8.7	103	42.78	8.6

Totals	1,062	$37.71	8.1	388	$35.85	6.2

Aggregate intrinsic value	$7,161,000			$3,341,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at December 31, 2009. During the years ended December 31, 2009, 2008 and 2007, the aggregate intrinsic value of options exercised under our stock incentive plans was $737,000, $2,042,000 and $6,600,000, respectively, determined as of the date of option exercise. Cash received from option exercises under our stock incentive plans for the years ended December 31, 2009, 2008 and 2007 was $3,676,000, $3,547,000 and $17,775,000, respectively.

As of December 31, 2009, there was approximately $1,717,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of December 31, 2009, there was approximately $6,492,000 of

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.

The following table summarizes information about non-vested stock incentive awards as of December 31, 2009 and changes for the year ended December 31, 2009:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value

Non-vested at December 31, 2008	534	$6.98	443	$41.95
Vested	(220)	7.41	(196)	41.48
Granted	366	4.38	160	37.07
Terminated	(5)	6.14	(2)	40.65

Non-vested at December 31, 2009	675	$5.44	405	$40.26

We adopted the fair value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method. Currently, we use the Black-Scholes-Merton option pricing model to estimate the value of stock option grants and expect to continue to use this acceptable option valuation model. We recognize compensation cost for share-based grants on a straight-line basis through the date the awards become fully vested or to the retirement eligible date, if sooner. Compensation cost totaled $9,633,000, $8,530,000 and $7,050,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

13.	Income Taxes and Distributions

To qualify as a real estate investment trust for federal income tax purposes, 90% of taxable income (including 100% of capital gains) must be distributed to stockholders. Real estate investment trusts that do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The main differences between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, differing useful lives and depreciation and amortization methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes. At December 31, 2009, we had U.S. federal tax losses of $18,616,000, as well as apportioned state tax losses of $17,297,000 available for carryforward. Valuation allowances have been provided for those items for which, based upon an assessment, it is more likely than not that some portion may not be realized. The U.S. federal and state tax loss carryforwards expire from 2010 through 2030.

Cash distributions paid to common stockholders, for federal income tax purposes, are as follows:

	Year Ended December 31,
	2009	2008	2007

Per Share:
Ordinary income	$1.9865	$1.6196	$1.8295
Return of capital	0.4864	0.8904	0.3596
1250 gains	0.2471	0.1900	0.0900

Totals	$2.7200	$2.7000	$2.2791

During the three months ended December 31, 2007, we recognized $3,900,000 of additional other income related to the payoff of a warrant equity investment. During the three months ended March 31, 2008, we determined that $1,325,000 of income taxes were due in connection with that investment gain.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007

Numerator for basic and diluted earnings per share — net income attributable to common stockholders	$171,190	$260,098	$113,225

Denominator for basic earnings per share — weighted average shares	114,207	93,732	78,861
Effect of dilutive securities:
Employee stock options	0	82	150
Non-vested restricted shares	405	443	398
Convertible senior unsecured notes	0	52	0

Potentially dilutive common shares	405	577	548

Denominator for diluted earnings per share — adjusted weighted average shares	114,612	94,309	79,409

Basic earnings per share	$1.50	$2.77	$1.44

Diluted earnings per share	$1.49	$2.76	$1.43

The diluted earnings per share calculations exclude the dilutive effect of 351,000, 0 and 123,000 options for 2009, 2008 and 2007, respectively, because the exercise price was greater than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock and the Series G Cumulative Convertible Preferred Stock were not included in the calculations for 2009, 2008 and 2007 as the effect of the conversions was anti-dilutive to income from continuing operations attributable to common stockholders (the “control number” as defined in U.S. GAAP). The $340,000,000 Convertible Senior Notes due December 2026 were not included in the calculation for 2009 and 2007 as the effect of the conversion was anti-dilutive. The $395,000,000 Convertible Senior Notes due July 2027 were not included in the calculation for 2009, 2008 and 2007 as the effect of the conversion was anti-dilutive.

We adopted FASB authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities, effective January 1, 2009, which required retrospective application. The guidance clarifies that instruments granted in share-based payment transactions that are considered to be participating securities prior to vesting should be included in the earnings allocation under the two-class method of calculating earnings per share. We determined that our restricted shares granted under our long-term incentive plans are participating securities because the restricted shares participate in non-forfeitable dividends prior to vesting. Applying the guidance did not have an impact on the amounts for any period presented.

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

Equity Investments — Available-for-sale investments are recorded at their fair market value. Other equity investments are recorded at cost which approximates fair value.

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31,2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Mortgage loans receivable	$74,517	$74,765	$137,292	$143,285
Other real estate loans receivable	352,846	354,429	345,593	302,584
Equity investments	5,816	5,816	1,030	1,030
Cash and cash equivalents	35,476	35,476	23,370	23,370
Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$140,000	$140,000	$570,000	$570,000
Senior unsecured notes	1,653,027	1,762,129	1,831,151	1,605,770
Secured debt	620,995	623,266	446,525	452,262
Interest rate swap agreements	2,381	2,381	n/a	n/a

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Fair Value Measurements as of
	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Equity investments(1)	$1,049	$1,049	$0	$0
Assets-held-for sale(2)	20,588	0	20,588	0
Interest rate swap agreements(3)	(2,381)	0	(2,381)	0

Totals	$19,256	$1,049	$18,207	$0

(1)	Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Please see Note 3 for additional information.

(3)	Please see Note 9 for additional information.

16.	Retirement Arrangements

Under the retirement plan and trust (the “401(k) Plan”), eligible employees may make contributions, and we may make matching contributions and a profit sharing contribution. Our contributions to the 401(k) Plan totaled $1,201,000, $1,013,000 and $441,000 in 2009, 2008 and 2007, respectively.

We have a Supplemental Executive Retirement Plan (“SERP”), a non-qualified defined benefit pension plan, which provides one executive officer with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the Company are anticipated for the 2010 fiscal year. Benefit payments are expected to total $4,758,000 during the next five fiscal years and no benefit payments are expected to occur during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $3,287,000 at December 31, 2009 ($3,109,000 at December 31, 2008).

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation of the changes in the SERP’s benefit obligations and a statement of the funded status for the periods indicated (in thousands):

	Year Ended December 31,
	2009	2008

Reconciliation of benefit obligation:
Obligation at January 1	$3,109	$1,915
Service cost	389	364
Interest cost	164	115
Actuarial (gain)/loss	434	715
Benefit payments	(29)	0
Curtailments	(780)	0

Obligation at December 31	$3,287	$3,109

	December 31
	2009	2008

Funded status:
Funded status at December 31	$(3,287)	$(3,109)
Unrecognized (gain)/loss	0	0

Prepaid/(accrued) benefit cost	$(3,287)	$(3,109)

The following table shows the components of net periodic benefit costs for the periods indicated (in thousands):

	Year Ended
	December 31,
	2009	2008

Service cost	$389	$364
Interest cost	164	115
Curtailment income	(87)	0
Net actuarial loss	16	0

Net periodic benefit cost	$482	$479

The following table provides information for the SERP, which has an accumulated benefit in excess of plan assets (in thousands):

	December 31
	2009	2008

Projected benefit obligation	$3,287	$3,109
Accumulated benefit obligation	2,956	2,026
Fair value of assets	n/a	n/a

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the weighted-average assumptions used to determine the benefit obligations and net periodic benefit cost for the SERP:

	Benefit
	Obligations		Net Periodic Benefit Cost
	December 31		Year Ended December 31,
	2009	2008	2009	2008

Discount rate	3.50%	6.25%	6.25%	6.00%
Rate of compensation increase	4.50%	4.50%	4.50%	4.25%
Expected long-term return on plan assets	n/a	n/a	n/a	n/a

17.	Supplemental Cash Flow Information

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Supplemental cash flow information — interest paid	$143,697	$156,914	$140,166
Supplemental cash flow information — taxes paid	854	1,789	238
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from real property acquisitions:
Secured debt	$0	$0	$19,731
Other liabilities	0	1,899	3,597
Other assets	0	0	712
Assets and liabilities assumed from business combinations:
Real estate investments	$0	$0	$285,302
Other assets acquired	0	0	10,050
Secured debt	0	0	146,457
Liability to subsidiary trust issuing preferred securities	0	0	0
Other liabilities	0	0	6,932
Noncontrolling interests	0	0	0
Issuance of common stock	0	0	0
Issuance of preferred stock	0	0	0

18.	Segment Reporting

We invest in senior housing and health care real estate. We evaluate our business and make resource allocations on our two business segments — investment properties and medical office buildings. Under the investment property segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our primary investment property types include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and hospitals. Under the medical office building segment, our properties are typically leased under gross leases, modified gross leases or triple-net leases, to multiple tenants, and generally require a certain level of property management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. There are no intersegment sales or transfers. We evaluate performance based upon net operating income of the combined properties in each segment.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate office equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income.

Summary information for the reportable segments is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income(1)	Income	Income(1)	Revenues	Expenses(1)	Income(2)	Amortization(1)	Expense(1)	Assets

Year ended December 31, 2009:
Investment properties	$403,077	$40,885	$13,728	$457,690	$0	$457,690	$114,865	$12,229	$4,802,301
Medical office buildings	136,834	0	949	137,783	48,965	88,818	50,058	20,584	1,467,221
Non-segment/corporate	0	0	1,170	1,170	0	1,170	0	76,959	97,664

	$539,911	$40,885	$15,847	$596,643	$48,965	$547,678	$164,923	$109,772	$6,367,186

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income(1)	Income	Income	Revenues	Expenses(1)	Income(2)	Amortization(1)	Expense(1)	Assets

Year ended December 31, 2008:
Investment properties	$388,849	$40,063	$7,899	$436,811	$0	$436,811	$111,934	$7,176	$4,720,720
Medical office buildings	133,332	0	930	134,262	46,629	87,633	51,111	21,828	1,421,548
Non-segment/corporate	0	0	1,692	1,692	0	1,692	0	112,055	72,763

	$522,181	$40,063	$10,521	$572,765	$46,629	$526,136	$163,045	$141,059	$6,215,031

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest
	Income(1)	Income	Income	Revenues	Expenses(1)	Income(2)	Amortization(1)	Expense(1)

Year ended December 31, 2007:
Investment properties	$345,683	$25,823	$8,010	$379,516	$0	$379,516	$103,236	$8,763
Medical office buildings	111,614	0	497	112,111	37,475	74,636	46,390	23,278
Non-segment/corporate	0	0	1,528	1,528	0	1,528	0	113,285

	$457,297	$25,823	$10,035	$493,155	$37,475	$455,680	$149,626	$145,326

(1)	Includes amounts from discontinued operations.

(2)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

19.	Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands, except per share data). The sum of individual quarterly amounts may not agree to the annual amounts per the consolidated statements of income due to rounding.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter(2)	4th Quarter

Revenues — as reported	$144,328	$141,686	$145,098	$147,261
Discontinued operations	(5,027)	(2,192)	(2,181)	0

Revenues — as adjusted(1)	$139,301	$139,494	$142,917	$147,261

Net income attributable to common stockholders	$61,119	$59,240	$19,130	$31,700

Net income attributable to common stockholders per share:
Basic	$0.56	$0.53	$0.17	$0.26
Diluted	0.56	0.53	0.17	0.26

	Year Ended December 31, 2008
	1st Quarter	2nd Quarter(3)	3rd Quarter	4th Quarter(4)

Revenues — as reported	$135,852	$135,888	$145,096	$147,123
Discontinued operations	(14,295)	(9,042)	(8,195)	(6,022)

Revenues — as adjusted(1)	$121,557	$126,846	$136,901	$141,101

Net income attributable to common stockholders	$29,249	$155,410	$53,589	$21,849

Net income attributable to common stockholders per share:
Basic	$0.34	$1.74	$0.56	$0.21
Diluted	0.34	1.73	0.55	0.21

(1)	We have reclassified the income attributable to the properties sold subsequent to January 1, 2002 and attributable to the properties held for sale at December 31, 2009 to discontinued operations. See Note 3.

(2)	The decreases in net income and amounts per share are primarily attributable to losses on extinguishment of debt ($26,374,000).

(3)	The increases in net income and amounts per share are primarily attributable to gains on sales of real property ($118,168,000).

(4)	The decreases in net income and amounts per share are primarily attributable to impairment charges ($32,648,000) and realized loss on derivatives ($23,393,000) offset by gains on sales of real property ($33,120,000).

20.	Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the time we filed this Annual Report on Form 10-K with the SEC on February 26, 2010 and noted no events requiring disclosure.

21.	Retrospective Application of New Accounting Standards

We adopted FASB Accounting Standards Codification (“ASC”) topic for Noncontrolling Interests in Consolidated Financial Statements (“Noncontrolling Interest Guidance”) and ASC topic for Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“Convertible Debt Guidance”), effective January 1, 2009, each of which required retrospective application. Noncontrolling Interest Guidance changed the accounting and reporting for minority interests, which have been re-characterized as noncontrolling interests and classified as a component of equity. Convertible Debt Guidance provides guidance on accounting for convertible debt that may be settled in cash upon conversion. It requires bifurcation of the convertible debt instrument into a debt component and an equity component. The value of the debt component

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is based upon the estimated fair value of a similar debt instrument without the conversion feature. The difference between the contractual principal on the debt and the value allocated to the debt is recorded as an equity component and represents the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value is amortized to interest expense using the effective interest method over the period used to estimate the fair value. The following tables illustrate the retrospective restatement of our previously reported consolidated balance sheet amounts adjusted for certain balance sheet reclassifications to reflect the application of the new guidance for the periods indicated (in thousands):

	As of December 31, 2008
		Convertible	Noncontrolling
	As Previously	Debt	Interests	As
	Reported	Adjustment	Adjustment	Adjusted

Liabilities:
Borrowings under unsecured lines of credit arrangements	$570,000			$570,000
Senior unsecured notes	1,847,247	$(16,096)		1,831,151
Secured debt	446,525			446,525
Accrued expenses and other liabilities	129,070			129,070

Total liabilities	2,992,842	(16,096)	$0	2,976,746
Minority interests	10,603		(10,603)	0
Equity:
Preferred stock, $1.00 par value	289,929			289,929
Common stock, $1.00 par value	104,635			104,635
Capital in excess of par value	3,180,628	24,062		3,204,690
Treasury stock	(5,145)			(5,145)
Cumulative net income	1,362,366	(7,966)		1,354,400
Cumulative dividends	(1,723,819)			(1,723,819)
Accumulated other comprehensive income	(1,113)			(1,113)
Other equity	4,105			4,105

Total Health Care REIT, Inc. stockholders’ equity	3,211,586	16,096	0	3,227,682
Noncontrolling interests	0		10,603	10,603

Total equity	3,211,586	16,096	10,603	3,238,285

Total liabilities and equity	$6,215,031	$0	$0	$6,215,031

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables illustrate the retrospective restatement of our previously reported consolidated statements of income amounts to reflect the application of the aforementioned new guidance as well as discontinued operations reclassifications for the periods indicated (amounts in thousands, except per share amounts):

	Year Ended December 31, 2008
		Convertible	Noncontrolling	Discontinued
	As Previously	Debt	Interests	Operations	As
	Reported	Adjustment	Adjustment	Adjustment	Adjusted

Revenues:
Rental income	$500,630	$0	$0	$(24,808)	$475,822
Interest income	40,063				40,063
Other income	10,521				10,521

	551,214	0	0	(24,808)	526,406
Expenses:
Interest and loan expenses	130,813	4,812		(5,472)	130,153
Property operating expenses	43,990			(1,356)	42,634
Depreciation and amortization	156,154			(11,793)	144,361
General and administrative	47,193				47,193
Realized loss on derivatives	23,393				23,393
Loss (gain) on extinguishment of debt	(2,094)				(2,094)
Provision for loan losses	94				94

	399,543	4,812	0	(18,621)	385,734

Income from continuing operations before income taxes and minority interests	151,671	(4,812)	0	(6,187)	140,672
Income tax (expense) benefit	(1,306)				(1,306)

Income before minority interests	150,365	(4,812)	0	(6,187)	139,366
Minority interests	(126)		126		0

Income from continuing operations	150,239	(4,812)	126	(6,187)	139,366
Discontinued operations:
Gain (loss) on sales of properties	163,933				163,933
Impairment of assets	(32,648)				(32,648)
Income from discontinued operations, net	6,587			6,187	12,774

	137,872	0	0	6,187	144,059

Net income	288,111	(4,812)	126	0	283,425
Less: Preferred stock dividends	23,201				23,201
Net income attributable to noncontrolling interests	0		126		126

Net income attributable to common stockholders	$264,910	$(4,812)	$0	$0	$260,098

Average number of common shares outstanding:
Basic	93,732	93,732	93,732	93,732	93,732
Diluted	94,309	94,309	94,309	94,309	94,309
Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$1.36	$(0.05)	$0.00	$(0.07)	$1.24
Discontinued operations, net	1.47	0.00	0.00	0.07	1.54

Net income attributable to common stockholders	$2.83	$(0.05)	$0.00	$0.00	$2.77

Diluted:
Income from continuing operations attributable to common stockholders	$1.35	$(0.05)	$0.00	$(0.07)	$1.23
Discontinued operations, net	1.46	0.00	0.00	0.07	1.53

Net income attributable to common stockholders	$2.81	$(0.05)	$0.00	$0.00	$2.76

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
		Convertible	Noncontrolling	Discontinued
	As Previously	Debt	Interests	Operations	As
	Reported	Adjustment	Adjustment	Adjustment	Adjusted

Revenues:
Rental income	$417,673	$0	$0	$(24,045)	$393,628
Interest income	25,823				25,823
Other income	10,035				10,035

	453,531	0	0	(24,045)	429,486
Expenses:
Interest expense	131,893	3,047		(3,669)	131,271
Property operating expenses	34,707			(1,297)	33,410
Depreciation and amortization	135,224			(10,992)	124,232
General and administrative	37,465				37,465
Realized loss on derivatives	0				0
Loss (gain) on extinguishment of debt	(1,081)				(1,081)

	338,208	3,047	0	(15,958)	325,297

Income from continuing operations before income taxes and minority interests	115,323	(3,047)	0	(8,087)	104,189
Income tax (expense) benefit	(188)				(188)

Income before minority interests	115,135	(3,047)	0	(8,087)	104,001
Minority interests	(238)		238		0

Income from continuing operations	114,897	(3,047)	238	(8,087)	104,001
Discontinued operations:
Gain (loss) on sales of properties	14,437				14,437
Income from discontinued operations, net	12,068			8,087	20,155

	26,505	0	0	8,087	34,592

Net income	141,402	(3,047)	238	0	138,593
Less: Preferred stock dividends	25,130				25,130
Net income attributable to noncontrolling interests	0		238		238

Net income attributable to common stockholders	$116,272	$(3,047)	$0	$0	$113,225

Average number of common shares outstanding:
Basic	78,861	78,861	78,861	78,861	78,861
Diluted	79,409	79,409	79,409	79,409	79,409
Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$1.14	$(0.04)	$0.00	$(0.10)	$1.00
Discontinued operations, net	0.34	0.00	0.00	0.10	0.44

Net income attributable to common stockholders	$1.47	$(0.04)	$0.00	$0.00	$1.44

Diluted:
Income from continuing operations attributable to common stockholders	$1.13	$(0.04)	$0.00	$(0.10)	$0.99
Discontinued operations, net	0.33	0.00	0.00	0.10	0.44

Net income attributable to common stockholders	$1.46	$(0.04)	$0.00	$0.00	$1.43

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework. Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2009.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Health Care REIT, Inc.

We have audited Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Care REIT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Health Care REIT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Health Care REIT, Inc. and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
February 26, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Executive Officers,” “Board and Committees,” “Communications with the Board” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (“Commission”) prior to April 30, 2010.

We have adopted a Code of Business Conduct & Ethics that applies to our directors, officers and employees. The code is posted on the Internet at www.hcreit.com. Any amendment to, or waivers from, the code that relate to any officer or director of the Company will be promptly disclosed on the Internet at www.hcreit.com.

In addition, the Board has adopted charters for the Audit, Compensation and Nominating/Corporate Governance Committees. These charters are posted on the Internet at www.hcreit.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2010.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the information under the headings “Board and Committees — Independence and Meetings” and “Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2010.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information under the headings “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2010.

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

3. Exhibit Index:

1	.1(a)	Equity Distribution Agreement, dated as of November 6, 2008, by and among the Company and UBS Securities LLC (filed with the Commission as Exhibit 1.1 to the Company’s Form 8-K filed November 7, 2008 (File No. 001-08923), and incorporated herein by reference thereto).
1	.1(b)	Amendment No. 1 to Equity Distribution Agreement, dated as of May 8, 2009, by and among the Company and UBS Securities LLC (filed with the Commission as Exhibit 1.1 to the Company’s Form 10-Q filed August 6, 2009 (File No. 001-08923), and incorporated herein by reference thereto).
2	.1(a)	Agreement and Plan of Merger, dated as of September 12, 2006, by and among the Company, Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed September 15, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
2	.1(b)	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2006, by and among the Company, Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed October 13, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(a)	Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(b)	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(c)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(d)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003 (File No. 001-08923), and incorporated herein by reference thereto).

3	.1(e)	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/A filed July 8, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(f)	Certificate of Designation of 6% Series E Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 1, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(g)	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(h)	Certificate of Designation of 7.5% Series G Cumulative Convertible Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 20, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(i)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.9 to the Company’s Form 10-Q filed August 9, 2007 (File No. 001-08923), and incorporated herein by reference thereto).
3.2		Second Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 29, 2007 (File No. 001-08923), and incorporated herein by reference thereto).
4.1		The Company, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument that defines the rights of holders of long-term debt of the Company and authorizes a total amount of securities not in excess of 10% of the total assets of the Company.
4	.2(a)	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(b)	Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(c)	Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(d)	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(e)	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(f)	Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(g)	Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(h)	Supplemental Indenture No. 4, dated as of April 27, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 28, 2005 (File No. 001-08923), and incorporated herein by reference thereto).

4	.2(i)	Supplemental Indenture No. 5, dated as of November 30, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 30, 2005 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(a)	Indenture, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 20, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(b)	Supplemental Indenture No. 1, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 20, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(c)	Supplemental Indenture No. 2, dated as of July 20, 2007, between the Company and The Bank of New York Trust Company, N.A. (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K filed July 20, 2007 (File No. 001-08923), and incorporated herein by reference thereto).
4.4		Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
4.5		Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
4.6		Form of Indenture for Senior Debt Securities (filed with the Commission as Exhibit 4.6 to the Company’s Form S-3 (File No. 333-159040) filed May 7, 2009, and incorporated herein by reference thereto).
10.1		Fourth Amended and Restated Loan Agreement, dated as of August 6, 2007, by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Calyon New York Branch, Barclays Bank PLC and Fifth Third Bank, as documentation agents (filed with the SEC as Exhibit 10.2 to the Company’s Form 10-Q filed August 9, 2007 (File No. 001-08923), and incorporated herein by reference thereto).
10.2		Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004 (File No. 001-08923), and incorporated herein by reference thereto).
10	.3(a)	The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.3(b)	First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*
10	.3(c)	Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*
10	.3(d)	Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.3(e)	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.3(f)	Form of Restricted Stock Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 16, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.4(a)	Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*

10	.4(b)	First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.4(c)	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/A filed October 27, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.4(d)	Form of Restricted Stock Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 16, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(a)	Amended and Restated Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed March 25, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(b)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(c)	Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.6 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(d)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.8 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(e)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(f)	Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.7 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(g)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.9 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(h)	Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(i)	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(j)	Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.22 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(k)	Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.23 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(l)	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.24 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(m)	Form of Amendment to Deferred Stock Unit Grant Agreements for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.10 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10	.5(n)	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.11 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(o)	Stock Option Agreement, dated December 20, 2006, between the Company and Daniel R. Loftus (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(p)	Restricted Stock Agreement, dated January 22, 2007, by and between the Company and Raymond W. Braun (filed with the Commission as Exhibit 10.2 to the Company’s Form 8-K filed January 25, 2007 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(q)	Stock Option Agreement (with Dividend Equivalent Rights), dated as of January 21, 2008, by and between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed August 6, 2008 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(r)	Stock Option Agreement (without Dividend Equivalent Rights), dated as of January 21, 2008, by and between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed August 6, 2008 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(s)	Restricted Stock Agreement, dated as of January 21, 2008, by and between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed August 6, 2008 (File No. 001-08923), and incorporated herein by reference thereto).*
10.6		Fourth Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and George L. Chapman (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.7		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Scott A.
Estes (filed with the Commission as Exhibit 10.4 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.8		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.3 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.9		Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Jeffrey H. Miller (filed with the Commission as Exhibit 10.8 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10		Employment Agreement, dated January 19, 2009, between the Company and John T. Thomas (filed with the Commission as Exhibit 10.10 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11		Third Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Erin C. Ibele (filed with the Commission as Exhibit 10.11 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Daniel R. Loftus (filed with the Commission as Exhibit 10.12 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13		Amended and Restated Consulting Agreement, dated December 29, 2008, between the Company and Fred S. Klipsch (filed with the Commission as Exhibit 10.5 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14		Amended and Restated Consulting Agreement, dated December 29, 2008, between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.14 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.15(a)	Consulting Agreement, dated February 1, 2009, between the Company and Raymond W. Braun (filed with the Commission as Exhibit 10.15(a) to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10	.15(b)	Third Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Raymond W. Braun (filed with the Commission as Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16		Amended and Restated Health Care REIT, Inc. Supplemental Executive Retirement Plan, dated December 29, 2008 (filed with the Commission as Exhibit 10.12 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.17		Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10.18		Summary of Director Compensation (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 9, 2008 (File No. 001-08923), and incorporated herein by reference thereto).*
12		Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).
14		Code of Business Conduct and Ethics (filed with the Commission as Exhibit 14 to the Company’s Form 10-K filed March 12, 2004 (File No. 001-08923), and incorporated herein by reference thereto).
21		Subsidiaries of the Company.
23		Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1		Power of Attorney executed by William C. Ballard, Jr. (Director).
24.2		Power of Attorney executed by Pier C. Borra (Director).
24.3		Power of Attorney executed by Thomas J. DeRosa (Director).
24.4		Power of Attorney executed by Jeffrey H. Donahue (Director).
24.5		Power of Attorney executed by Peter J. Grua (Director).
24.6		Power of Attorney executed by Fred S. Klipsch (Director).
24.7		Power of Attorney executed by Sharon M. Oster (Director).
24.8		Power of Attorney executed by Jeffrey R. Otten (Director).
24.9		Power of Attorney executed by R. Scott Trumbull (Director).
24.10		Power of Attorney executed by George L. Chapman (Director, Chairman of the Board, Chief Executive Officer and President and Principal Executive Officer).
24.11		Power of Attorney executed by Scott A. Estes (Executive Vice President and Chief Financial Officer and Principal Financial Officer).
24.12		Power of Attorney executed by Paul D. Nungester, Jr. (Vice President and Controller and Principal Accounting Officer).
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2		Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement.

(b) Exhibits:

The exhibits listed in Item 15(a)(3) above are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Securities Exchange Act of 1934.

(c) Financial Statement Schedules:

Financial statement schedules are included on pages 120 through 132.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HEALTH CARE REIT, INC.

By:	/s/ George L. Chapman
Chairman, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2010, by the following person on behalf of the Company and in the capacities indicated.

/s/ William C. Ballard, Jr.** William C. Ballard, Jr., Director	/s/ Sharon M. Oster** Sharon M. Oster, Director

/s/ Pier C. Borra** Pier C. Borra, Director	/s/ Jeffrey R. Otten** Jeffrey R. Otten, Director

/s/ Thomas J. Derosa** Thomas J. DeRosa, Director	/s/ R. Scott Trumbull** R. Scott Trumbull, Director

/s/ Jeffrey H. Donahue** Jeffrey H. Donahue, Director	/s/ George L. Chapman George L. Chapman, Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Peter J. Grua** Peter J. Grua, Director	/s/ Scott A. ESTES** Scott A. Estes, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Fred S. Klipsch** Fred S. Klipsch, Director	/s/ Paul D. Nungester, Jr.** Paul D. Nungester, Jr., Vice President and Controller (Principal Accounting Officer)

**By: /s/ George L. Chapman George L. Chapman, Attorney-in-Fact

HEALTH CARE REIT, INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Assisted Living Facilities:
Asheboro, NC	$0	$290	$5,032	$165	$290	$5,197	$901	2003	1998
Asheville, NC	0	204	3,489	0	204	3,489	1,105	1999	1999
Asheville, NC	0	280	1,955	351	280	2,306	451	2003	1992
Austin, TX(9)	20,052	880	9,520	0	880	9,520	2,968	1999	1998
Azusa, CA	0	570	3,141	5,936	570	9,077	809	1998	1988
Bartlesville, OK	0	100	1,380	0	100	1,380	537	1996	1995
Bellevue, WI	0	1,740	18,260	571	1,740	18,831	1,706	2006	2004
Bethel Park, PA	0	1,700	16,455	0	1,700	16,455	338	2007	2009
Bradenton, FL	0	252	3,298	0	252	3,298	1,301	1996	1995
Bremerton, WA	0	390	2,210	144	390	2,354	180	2006	1999
Burlington, NC	0	280	4,297	707	280	5,004	858	2003	2000
Burlington, NC	0	460	5,467	0	460	5,467	966	2003	1997
Butte, MT	0	550	3,957	43	550	4,000	1,001	1998	1999
Canton, OH	0	300	2,098	0	300	2,098	661	1998	1998
Cape Coral, FL	0	530	3,281	0	530	3,281	713	2002	2000
Cary, NC	0	1,500	4,350	986	1,500	5,336	1,533	1998	1996
Cedar Hill, TX	0	171	1,490	0	171	1,490	562	1997	1996
Chapel Hill, NC	0	354	2,646	783	354	3,429	694	2002	1997
Chelmsford, MA(11)	13,102	1,040	10,951	0	1,040	10,951	1,815	2003	1997
Chickasha, OK	0	85	1,395	0	85	1,395	537	1996	1996
Claremore, OK	0	155	1,428	0	155	1,428	530	1996	1996
Clarksville, TN	0	330	2,292	0	330	2,292	715	1998	1998
Cleburne, TX(10)	5,999	520	5,369	0	520	5,369	364	2006	2007
Columbia, TN	0	341	2,295	0	341	2,295	722	1999	1999
Concord, NC	0	550	3,921	55	550	3,976	778	2003	1997
Crystal Lake, IL	0	840	7,290	0	840	7,290	253	2007	2008
Danville, VA	0	410	3,954	722	410	4,676	836	2003	1998
Davenport, IA	0	1,403	35,893	0	1,403	35,893	80	2006	2009
Dayton, OH	0	690	2,970	1,428	690	4,398	1,535	2003	1994
DeForest, WI	0	250	5,350	354	250	5,704	390	2007	2006
Desoto, TX	0	205	1,383	0	205	1,383	507	1996	1996
Duncan, OK	0	103	1,347	0	103	1,347	514	1995	1996
Durham, NC	0	1,476	10,659	2,196	1,476	12,855	6,362	1997	1999
Eden, NC(1)	2,822	390	4,877	0	390	4,877	881	2003	1998
Edmond, OK	0	175	1,564	0	175	1,564	587	1995	1996
Elizabeth City, NC	0	200	2,760	2,011	200	4,771	1,222	1998	1999
Encinitas, CA	0	1,460	7,721	0	1,460	7,721	2,114	2000	2000
Enid, OK	0	90	1,390	0	90	1,390	541	1995	1995
Everett, WA	0	1,400	5,476	0	1,400	5,476	1,616	1999	1999
Fairfield, CA	0	1,460	14,040	0	1,460	14,040	3,109	2002	1998
Fairhaven, MA	0	770	6,230	0	770	6,230	951	2004	1999
Fayetteville, NY	0	410	3,962	500	410	4,462	949	2001	1997
Findlay, OH	0	200	1,800	0	200	1,800	634	1997	1997
Florence, NJ	0	300	2,978	0	300	2,978	643	2002	1999
Forest City, NC	0	320	4,497	0	320	4,497	818	2003	1999

Fredericksburg, VA(3)	6,571	1,000	20,000	303	1,000	20,303	2,508	2005	1999
Gastonia, NC	0	470	6,129	0	470	6,129	1,075	2003	1998
Gastonia, NC	0	310	3,096	22	310	3,118	586	2003	1994
Gastonia, NC	0	400	5,029	120	400	5,149	905	2003	1996
Georgetown, TX	0	200	2,100	0	200	2,100	725	1997	1997
Greenfield, WI	0	600	6,626	328	600	6,954	434	2006	2006
Greensboro, NC	0	330	2,970	554	330	3,524	645	2003	1996
Greensboro, NC	0	560	5,507	1,013	560	6,520	1,184	2003	1997
Greenville, NC	0	290	4,393	168	290	4,561	791	2003	1998
Greenville, SC(1)	3,093	310	4,750	0	310	4,750	734	2004	1997
Hamden, CT	0	1,470	4,530	0	1,470	4,530	1,165	2002	1998
Hamilton, NJ	0	440	4,469	0	440	4,469	967	2001	1998
Harleysville, PA	0	960	11,355	0	960	11,355	178	2008	2009
Hemet, CA	0	870	3,405	0	870	3,405	239	2007	1996
Henderson, NV	0	380	9,220	65	380	9,285	2,693	1998	1998
Henderson, NV	0	380	4,360	41	380	4,401	1,085	1999	2000
Hickory, NC	0	290	987	232	290	1,219	299	2003	1994

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

High Point, NC	$0	$560	$4,443	$793	$560	$5,236	$940	2003	2000
High Point, NC	0	370	2,185	410	370	2,595	499	2003	1999
High Point, NC	0	330	3,395	28	330	3,423	620	2003	1994
High Point, NC	0	430	4,143	0	430	4,143	744	2003	1998
Highlands Ranch, CO	0	940	3,721	0	940	3,721	816	2002	1999
Hopedale, MA	0	130	8,170	0	130	8,170	1,067	2005	1999
Houston, TX	0	360	2,640	0	360	2,640	561	2002	1999
Houston, TX	0	360	2,640	0	360	2,640	555	2002	1999
Hutchinson, KS(11)	10,673	600	10,590	0	600	10,590	1,473	2004	1997
Irving, TX	0	1,030	6,823	267	1,030	7,090	239	2007	2008
Jonesboro, GA	0	460	1,304	0	460	1,304	243	2003	1992
Kalispell, MT	0	360	3,282	0	360	3,282	1,009	1998	1998
Kenner, LA	0	1,100	10,036	125	1,100	10,161	5,079	1998	2000
Kenosha, WI	0	1,500	9,139	0	1,500	9,139	227	2007	2009
Kent, WA	0	940	20,318	10,381	940	30,699	1,223	2007	2000
Kirkland, WA(11)	4,979	1,880	4,315	0	1,880	4,315	761	2003	1996
Lake Havasu City, AZ	0	450	4,223	0	450	4,223	1,226	1998	1999
Lake Havasu City, AZ	0	110	2,244	136	110	2,380	732	1998	1994
Lecanto, FL(11)	4,211	200	6,900	0	200	6,900	1,022	2004	1986
Lenoir, NC	0	190	3,748	641	190	4,389	784	2003	1998
Lexington, NC	0	200	3,900	1,015	200	4,915	972	2002	1997
Longview, TX(10)	7,339	610	5,520	0	610	5,520	385	2006	2007
Manassas, VA(11)	7,904	750	7,446	0	750	7,446	1,256	2003	1996
Mansfield, TX(10)	5,272	660	5,251	0	660	5,251	370	2006	2007
Margate, FL	0	500	7,303	2,459	500	9,762	6,016	1998	1972
Martinsville, VA	0	349	0	0	349	0	0	2003
Marysville, CA	0	450	4,172	44	450	4,216	1,059	1998	1999
Matthews, NC(1)	3,527	560	4,738	0	560	4,738	884	2003	1998
McHenry, IL	0	1,632	0	0	1,632	0	0	2006
McHenry, IL	0	3,550	15,300	6,718	3,550	22,018	1,390	2006	2004
Menomonee Falls, WI	0	1,020	6,984	0	1,020	6,984	420	2006	2007
Middleburg Heights, OH	0	960	7,780	0	960	7,780	1,104	2004	1998
Middleton, WI	0	420	4,006	600	420	4,606	869	2001	1991
Midwest City, OK	0	95	1,385	0	95	1,385	539	1996	1995
Missoula, MT(2)	6,048	550	7,490	0	550	7,490	878	2005	1998
Monroe, NC	0	470	3,681	648	470	4,329	793	2003	2001
Monroe, NC	0	310	4,799	857	310	5,656	976	2003	2000
Monroe, NC	0	450	4,021	114	450	4,135	752	2003	1997
Morehead City, NC	0	200	3,104	1,648	200	4,752	1,209	1999	1999
Mt. Vernon, WA	0	400	2,200	156	400	2,356	186	2006	2001
Nacogdoches, TX(10)	6,245	390	5,754	0	390	5,754	390	2006	2007
Nashville, TN	0	4,910	29,590	0	4,910	29,590	1,191	2008	2007
New York, NY	0	1,440	21,460	975	1,440	22,435	1,702	2006	1959
Newark, DE(11)	14,473	560	21,220	0	560	21,220	2,900	2004	1998
Newburyport, MA	0	960	8,290	0	960	8,290	1,750	2002	1999
Norman, OK	0	55	1,484	0	55	1,484	657	1995	1995
North Augusta, SC	0	332	2,558	0	332	2,558	792	1999	1998
North Miami Beach, FL	0	300	5,709	2,006	300	7,715	4,653	1998	1987
North Oklahoma City, OK	0	87	1,508	0	87	1,508	553	1996	1996
Ocala, FL	0	1,340	10,564	0	1,340	10,564	75	2008	2009
Ogden, UT(11)	7,411	360	6,700	0	360	6,700	961	2004	1998
Oklahoma City, OK	0	130	1,350	0	130	1,350	516	1995	1996
Oklahoma City, OK	0	220	2,943	0	220	2,943	860	1999	1999
Oklahoma City, OK	0	590	7,513	0	590	7,513	311	2007	2008
Oklahoma City, OK	0	760	7,017	0	760	7,017	154	2007	2009
Oneonta, NY	0	80	5,020	0	80	5,020	297	2007	1996
Oshkosh, WI	0	900	3,800	3,687	900	7,487	672	2006	2005
Oswego, IL	0	900	8,047	0	900	8,047	281	2006	2008
Owasso, OK	0	215	1,380	0	215	1,380	512	1996	1996
Palestine, TX	0	173	1,410	0	173	1,410	524	1996	1996
Palestine, TX	0	180	4,320	1,300	180	5,620	424	2006	2005
Paris, TX(10)	6,527	490	5,452	0	490	5,452	1,150	2005	2006
Paso Robles, CA	0	1,770	8,630	0	1,770	8,630	1,898	2002	1998
Pinehurst, NC	0	290	2,690	484	290	3,174	602	2003	1998
Piqua, OH	0	204	1,885	0	204	1,885	618	1997	1997
Pittsburgh, PA(11)	6,259	1,750	8,572	115	1,750	8,687	1,162	2005	1998
Ponca City, OK	0	114	1,536	0	114	1,536	594	1995	1995
Quincy, MA	0	2,690	15,410	0	2,690	15,410	2,030	2004	1999
Reidsville, NC	0	170	3,830	857	170	4,687	939	2002	1998
Reno, NV	0	1,060	11,440	0	1,060	11,440	1,622	2004	1998

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Ridgeland, MS	$0	$520	$7,675	$0	$520	$7,675	$1,296	2003	1997
Rocky Hill, CT	0	1,460	7,040	0	1,460	7,040	1,639	2002	1998
Rocky Hill, CT	0	1,090	6,710	1,500	1,090	8,210	1,184	2003	1996
Romeoville, IL	0	854	12,646	0	854	12,646	169	2006	2009
Romeroville, IL	0	1,895	0	0	1,895	0	0	2006
Salem, OR	0	449	5,172	0	449	5,172	1,579	1999	1998
Salisbury, NC	0	370	5,697	168	370	5,865	1,021	2003	1997
San Angelo, TX(11)	4,907	260	8,800	0	260	8,800	1,223	2004	1997
San Juan Capistrano, CA	0	1,390	6,942	0	1,390	6,942	1,635	2000	2001
Sarasota, FL	0	475	3,175	0	475	3,175	1,252	1996	1995
Scottsdale, AZ	0	2,500	3,890	430	2,500	4,320	168	2008	1999
Seven Fields, PA(11)	2,991	484	4,663	59	484	4,722	1,449	1999	1999
Shawnee, OK	0	80	1,400	0	80	1,400	541	1996	1995
Sheboygan, WI	0	80	5,320	0	80	5,320	510	2006	2006
Sherman, TX(10)	3,566	700	5,221	0	700	5,221	424	2005	2006
Smithfield, NC	0	290	5,680	0	290	5,680	1,010	2003	1998
Sparks, NV	0	3,700	46,526	0	3,700	46,526	521	2007	2009
St. Charles, IL	0	990	15,265	0	990	15,265	239	2006	2009
Statesville, NC	0	150	1,447	266	150	1,713	323	2003	1990
Statesville, NC	0	310	6,183	8	310	6,191	1,059	2003	1996
Statesville, NC(1)	2,309	140	3,627	0	140	3,627	646	2003	1999
Stillwater, OK	0	80	1,400	0	80	1,400	544	1995	1995
Texarkana, TX	0	192	1,403	0	192	1,403	519	1996	1996
Troy, OH	0	200	2,000	0	200	2,000	694	1997	1997
Tyler, TX(10)	7,051	650	5,268	0	650	5,268	369	2006	2007
Valparaiso, IN	0	112	2,558	0	112	2,558	615	2001	1998
Valparaiso, IN	0	108	2,962	0	108	2,962	697	2001	1999
Venice Beach, FL	0	1,150	10,674	0	1,150	10,674	0	2008	2009
Vero Beach, FL	0	263	3,187	0	263	3,187	742	2001	1999
Vero Beach, FL	0	297	3,263	0	297	3,263	767	2001	1996
W. Hartford, CT	0	2,650	5,980	0	2,650	5,980	976	2004	1905
Wake Forest, NC	0	200	3,003	1,743	200	4,746	1,281	1998	1999
Waterford, CT	0	1,360	12,540	0	1,360	12,540	2,685	2002	2000
Waukesha, WI	0	1,100	14,910	0	1,100	14,910	0	2008	2009
Waxahachie, TX	0	154	1,429	0	154	1,429	530	1996	1996
Waxahachie, TX(10)	4,092	650	5,763	0	650	5,763	251	2007	2008
Weatherford, TX(10)	5,858	660	5,261	0	660	5,261	371	2006	2007
Westerville, OH	0	740	8,287	2,737	740	11,024	4,812	1998	2001
Wilmington, NC	0	210	2,991	0	210	2,991	906	1999	1999
Winston-Salem, NC	0	360	2,514	460	360	2,974	543	2003	1996

Total Assisted Living Facilities	173,281	114,563	1,033,937	63,633	114,563	1,097,570	169,358
Skilled Nuring Facilities:
Agawam, MA	0	880	16,112	2,134	880	18,246	3,644	2002	1993
Akron, OH	0	290	8,219	491	290	8,710	1,034	2005	1961
Akron, OH	0	630	7,535	184	630	7,719	759	2006	1915
Alexandria, VA	0	1,330	7,820	0	1,330	7,820	229	2008	1955
Alliance, OH(4)	4,742	270	7,723	107	270	7,830	855	2006	1982
Amarillo, TX	0	540	7,260	0	540	7,260	957	2005	1986
Arcadia, LA	0	240	5,460	0	240	5,460	693	2006	2006
Atlanta, GA	0	460	5,540	0	460	5,540	794	2005	1972
Auburndale, FL	0	750	5,950	0	750	5,950	811	2005	1983
Austin, TX	0	730	18,970	0	730	18,970	1,403	2007	2006
Baltic, OH(4)	3,886	50	8,709	189	50	8,898	950	2006	1983
Baytown, TX	0	450	6,150	0	450	6,150	1,332	2002	2000
Baytown, TX	0	540	11,110	0	540	11,110	28	2009	2008
Beachwood, OH	0	1,260	23,478	0	1,260	23,478	5,223	2001	1990
Beattyville, KY	0	100	6,900	0	100	6,900	861	2005	1972
Bernice, LA	0	16	1,017	0	16	1,017	261	2005	1969
Birmingham, AL	0	390	4,902	0	390	4,902	1,007	2003	1977
Birmingham, AL	0	340	5,734	0	340	5,734	1,113	2003	1974
Boise, ID	0	810	5,401	0	810	5,401	2,084	1998	1966
Boonville, IN	0	190	5,510	0	190	5,510	1,189	2002	2000
Boynton Beach, FL	0	980	8,112	0	980	8,112	1,271	2004	1999
Braintree, MA	0	170	7,157	1,290	170	8,447	5,411	1997	1968
Brandon, MS	0	115	9,549	0	115	9,549	1,857	2003	1963
Bridgewater, NJ	0	1,850	3,050	0	1,850	3,050	627	2004	1970
Brighton, MA	0	240	3,859	2,126	240	5,985	775	2005	1982
Broadview Heights, OH	0	920	12,400	42	920	12,442	2,766	2001	1984
Bunnell, FL	0	260	7,118	0	260	7,118	1,181	2004	1985

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Butler, AL	$0	$90	$3,510	$0	$90	$3,510	$633	2004	1960
Byrdstown, TN	0	0	2,414	0	0	2,414	925	2004	1982
Canton, MA	0	820	8,201	263	820	8,464	1,948	2002	1993
Carrollton, TX	0	730	2,770	0	730	2,770	457	2005	1976
Centerville, MA	0	1,490	9,650	11,315	1,490	20,965	1,884	2004	1982
Clarksville, TN	0	480	5,020	0	480	5,020	529	2006	1989
Clearwater, FL	0	160	7,218	0	160	7,218	1,084	2004	1961
Clearwater, FL	0	1,260	2,740	0	1,260	2,740	485	2005	1983
Cleveland, MS	0	0	1,850	0	0	1,850	1,203	2003	1977
Cleveland, TN	0	350	5,000	122	350	5,122	1,226	2001	1987
Coeur d’Alene, ID	0	600	7,878	0	600	7,878	2,660	1998	1996
Colorado Springs, CO	0	310	6,290	0	310	6,290	881	2005	1985
Columbia, TN	0	590	3,787	0	590	3,787	877	2003	1974
Columbus, IN	0	530	5,170	1,540	530	6,710	1,307	2002	2001
Columbus, OH	0	1,070	11,726	1,204	1,070	12,930	1,432	2005	1968
Columbus, OH(4)	4,397	1,010	4,931	91	1,010	5,022	602	2006	1983
Columbus, OH	0	1,860	16,624	1,077	1,860	17,701	1,878	2006	1978
Corpus Christi, TX	0	307	443	0	307	443	166	2005	1985
Corpus Christi, TX	0	400	1,916	0	400	1,916	345	2005	1985
Dade City, FL	0	250	7,150	0	250	7,150	1,110	2004	1975
Daytona Beach, FL	0	470	5,930	0	470	5,930	1,002	2004	1986
Daytona Beach, FL	0	490	5,710	0	490	5,710	1,001	2004	1961
Daytona Beach, FL	0	1,850	2,650	0	1,850	2,650	487	2005	1964
DeBary, FL	0	440	7,460	0	440	7,460	1,152	2004	1965
Dedham, MA	0	1,360	9,830	0	1,360	9,830	2,298	2002	1996
Defuniak Springs, FL	0	1,350	10,250	0	1,350	10,250	983	2006	1980
DeLand, FL	0	220	7,080	0	220	7,080	1,103	2004	1967
Denton, MD	0	390	4,010	206	390	4,216	910	2003	1982
Denver, CO	0	2,530	9,514	0	2,530	9,514	1,123	2005	1986
Douglasville, GA	0	1,350	7,471	0	1,350	7,471	1,541	2003	1975
Easton, PA	0	285	6,315	0	285	6,315	3,162	1993	1959
Eight Mile, AL	0	410	6,110	0	410	6,110	1,312	2003	1973
El Paso, TX	0	539	8,961	0	539	8,961	1,190	2005	1970
El Paso, TX	0	642	3,958	1,100	642	5,058	664	2005	1969
Elizabethton, TN	0	310	4,604	336	310	4,940	1,226	2001	1980
Erin, TN	0	440	8,060	134	440	8,194	1,880	2001	1981
Eugene, OR	0	300	5,316	0	300	5,316	1,948	1998	1972
Fairfield, AL	0	530	9,134	0	530	9,134	1,787	2003	1965
Fall River, MA	0	620	5,829	4,856	620	10,685	3,191	1996	1973
Farmerville, LA	0	147	4,087	0	147	4,087	605	2005	1984
Florence, AL	0	320	3,975	0	320	3,975	919	2003	1972
Fork Union, VA	0	310	2,490	60	310	2,550	81	2008	1990
Fort Pierce, FL	0	440	3,560	0	440	3,560	478	2005	1973
Goochland, VA	0	350	3,697	0	350	3,697	118	2008	1991
Goshen, IN	0	210	6,120	0	210	6,120	668	2005	2006
Graceville, FL	0	150	13,000	0	150	13,000	1,212	2006	1980
Grand Prairie, TX	0	574	3,426	0	574	3,426	547	2005	1982
Granite City, IL	0	610	7,143	842	610	7,985	4,298	1998	1973
Granite City, IL	0	400	4,303	707	400	5,010	2,637	1999	1964
Greeneville, TN	0	400	8,290	0	400	8,290	1,385	2004	1979
Hanover, IN	0	210	4,430	0	210	4,430	717	2004	2000
Hardin, IL	0	50	5,350	135	50	5,485	2,629	2002	1996
Harriman, TN	0	590	8,060	158	590	8,218	2,008	2001	1972
Herculaneum, MO	0	127	10,373	393	127	10,766	5,045	2002	1984
Hilliard, FL	0	150	6,990	0	150	6,990	2,289	1999	1990
Homestead, FL	0	2,750	11,750	0	2,750	11,750	1,120	2006	1994
Houston, TX	0	600	2,700	0	600	2,700	451	2005	1974
Houston, TX	0	860	18,715	0	860	18,715	1,133	2007	2006
Houston, TX	0	5,090	9,471	0	5,090	9,471	146	2007	2009
Houston, TX	0	630	5,970	750	630	6,720	1,400	2002	1995
Huron, OH	0	160	6,088	1,452	160	7,540	750	2005	1983
Jackson, MS	0	410	1,814	0	410	1,814	434	2003	1968
Jackson, MS	0	0	4,400	0	0	4,400	2,860	2003	1980
Jackson, MS	0	0	2,150	0	0	2,150	1,398	2003	1970
Jamestown, TN	0	0	6,707	0	0	6,707	2,571	2004	1966
Jefferson City, MO	0	370	6,730	301	370	7,031	3,284	2002	1982
Jefferson, OH	0	80	9,120	0	80	9,120	1,052	2006	1984
Jonesboro, GA	0	840	1,921	0	840	1,921	483	2003	1992
Kalida, OH	0	480	8,173	0	480	8,173	551	2006	2007
Kissimmee, FL	0	230	3,854	0	230	3,854	601	2004	1972
LaBelle, FL	0	60	4,946	0	60	4,946	837	2004	1986

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Lake Placid, FL	$0	$150	$12,850	$0	$150	$12,850	$2,039	2004	1984
Lawrenceville, VA	0	170	4,780	0	170	4,780	147	2008	1989
Lee, MA	0	290	18,135	926	290	19,061	4,011	2002	1998
Littleton, MA	0	1,240	2,910	0	1,240	2,910	758	1996	1975
Longview, TX	0	293	1,707	0	293	1,707	316	2005	1971
Longwood, FL	0	480	7,520	0	480	7,520	1,189	2004	1980
Louisville, KY	0	490	10,010	0	490	10,010	1,590	2005	1978
Louisville, KY	0	430	7,135	163	430	7,298	1,764	2002	1974
Louisville, KY	0	350	4,675	109	350	4,784	1,182	2002	1975
Lowell, MA	0	370	7,450	1,550	370	9,000	1,087	2004	1977
Lufkin, TX	0	343	1,184	0	343	1,184	319	2005	1919
Manchester, NH	0	340	4,360	0	340	4,360	557	2005	1984
Marianna, FL	0	340	8,910	0	340	8,910	828	2006	1997
McComb, MS	0	120	5,786	0	120	5,786	1,099	2003	1973
Memphis, TN	0	970	4,246	0	970	4,246	939	2003	1981
Memphis, TN	0	480	5,656	0	480	5,656	1,158	2003	1982
Memphis, TN	0	940	5,963	0	940	5,963	1,139	2004	1951
Merrillville, IN	0	643	7,084	3,526	643	10,610	4,579	1997	1999
Midwest City, OK	0	470	5,673	0	470	5,673	2,795	1998	1958
Midwest City, OK	0	484	5,516	0	484	5,516	767	2005	1987
Millbury, MA	0	930	4,570	0	930	4,570	821	2004	1972
Mobile, AL	0	440	3,625	0	440	3,625	812	2003	1982
Monteagle, TN	0	310	3,318	0	310	3,318	714	2003	1980
Monterey, TN	0	0	4,195	0	0	4,195	1,608	2004	1977
Monticello, FL	0	140	4,471	0	140	4,471	778	2004	1986
Morgantown, KY	0	380	3,705	0	380	3,705	754	2003	1965
Moss Point, MS	0	120	7,280	0	120	7,280	1,175	2004	1933
Mountain City, TN	0	220	5,896	660	220	6,556	2,652	2001	1976
Naples, FL	0	550	5,450	0	550	5,450	856	2004	1968
Natchitoches, LA	0	190	4,096	0	190	4,096	576	2005	1975
Needham, MA	0	1,610	13,715	366	1,610	14,081	3,272	2002	1994
New Haven, CT	0	160	4,778	1,266	160	6,044	1,664	2006	1958
New Haven, IN	0	176	3,524	0	176	3,524	658	2004	1981
North Miami, FL	0	430	3,918	0	430	3,918	833	2004	1968
North Miami, FL	0	440	4,830	0	440	4,830	840	2004	1963
Norwalk, CT	0	410	2,118	2,225	410	4,343	1,431	2004	1971
Oklahoma City, OK	0	510	10,694	0	510	10,694	1,132	1998	1979
Ormond Beach, FL	0	0	2,739	73	0	2,812	1,073	2002	1983
Overland Park, KS	0	1,120	8,360	0	1,120	8,360	1,007	2005	1970
Overland Park, KS	0	3,730	27,076	0	3,730	27,076	0	2008	2009
Owensboro, KY	0	240	6,760	0	240	6,760	937	1993	1966
Owensboro, KY	0	225	13,275	0	225	13,275	1,747	2005	1964
Owenton, KY	0	100	2,400	0	100	2,400	388	2005	1979
Panama City, FL	0	300	9,200	0	300	9,200	1,464	2004	1992
Pasadena, TX	0	720	24,080	0	720	24,080	1,754	2007	2005
Pigeon Forge, TN	0	320	4,180	117	320	4,297	1,099	2001	1986
Pikesville, MD	0	450	10,750	0	450	10,750	824	2007	1983
Plano, TX	0	1,305	9,095	0	1,305	9,095	1,237	2005	1977
Plymouth, MA	0	440	6,220	2,330	440	8,550	988	2004	1968
Port St. Joe, FL	0	370	2,055	0	370	2,055	567	2004	1982
Post Falls, ID	0	2,700	14,217	2,181	2,700	16,398	458	2007	2008
Prospect, CT	0	820	1,441	2,410	820	3,851	1,233	2004	1970
Pueblo, CO	0	370	6,051	0	370	6,051	2,298	1998	1989
Quincy, FL	0	200	5,333	0	200	5,333	935	2004	1983
Quitman, MS	0	60	10,340	0	60	10,340	1,571	2004	1976
Richmond, VA	0	1,211	2,889	0	1,211	2,889	781	2003	1995
Richmond, VA	0	760	12,640	0	760	12,640	989	2007	1969
Ridgely, TN	0	300	5,700	97	300	5,797	1,364	2001	1990
Ringgold, LA	0	30	4,174	0	30	4,174	566	2005	1984
Rockledge, FL	0	360	4,117	0	360	4,117	1,246	2001	1970
Rockwood, TN	0	500	7,116	741	500	7,857	1,863	2001	1979
Rogersville, TN	0	350	3,278	0	350	3,278	708	2003	1980
Royal Palm Beach, FL	0	980	8,320	0	980	8,320	1,354	2004	1984
Ruleville, MS	0	0	50	0	0	50	33	2003	1978
Ruston, LA	0	130	9,403	0	130	9,403	1,130	2005	1965
San Antonio, TX	0	560	7,315	0	560	7,315	1,597	2002	2000
San Antonio, TX	0	640	13,360	0	640	13,360	1,016	2007	2004
Sandwich, MA	0	1,140	11,190	335	1,140	11,525	1,465	2004	1987
Sarasota, FL	0	560	8,474	0	560	8,474	2,449	1999	2000
Sarasota, FL	0	600	3,400	0	600	3,400	595	2004	1982
Scituate, MA	0	1,740	10,640	0	1,740	10,640	1,187	2005	1976

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Seville, OH	$0	$230	$1,770	$0	$230	$1,770	$316	2005	1981
Shelby, MS	0	60	5,340	0	60	5,340	837	2004	1979
Shelbyville, KY	0	630	3,870	0	630	3,870	515	2005	1965
South Boston, MA	0	385	2,002	5,219	385	7,221	2,278	1995	1961
South Pittsburg, TN	0	430	5,628	0	430	5,628	1,018	2004	1979
Southbridge, MA	0	890	8,110	3,000	890	11,110	1,577	2004	1976
Spring City, TN	0	420	6,085	2,580	420	8,665	1,942	2001	1987
St. Louis, MO	0	750	6,030	0	750	6,030	1,262	1995	1994
Starke, FL	0	120	10,180	0	120	10,180	1,606	2004	1990
Staunton, VA	0	310	11,090	0	310	11,090	877	2007	1959
Stuart, FL	0	390	8,110	0	390	8,110	1,269	2004	1985
Swanton, OH	0	330	6,370	0	330	6,370	946	2004	1950
Tampa, FL	0	830	6,370	0	830	6,370	1,241	2004	1968
Torrington, CT	0	360	1,261	861	360	2,122	690	2004	1966
Troy, OH	0	470	16,730	0	470	16,730	2,391	2004	1971
Tucson, AZ	0	930	13,399	0	930	13,399	1,538	2005	1985
Tupelo, MS	0	740	4,092	0	740	4,092	888	2003	1980
Uhrichsville, OH	0	24	6,716	0	24	6,716	734	2006	1977
Venice, FL	0	500	6,000	0	500	6,000	926	2004	1987
Wareham, MA	0	875	10,313	1,701	875	12,014	2,551	2002	1989
Warren, OH	0	240	3,810	0	240	3,810	540	2005	1973
Waterbury, CT	0	370	2,166	1,444	370	3,610	979	2006	1972
Webster, TX	0	360	5,940	0	360	5,940	1,292	2002	2000
West Haven, CT	0	580	1,620	1,261	579	2,882	925	2004	1971
West Worthington, OH	0	510	5,090	0	510	5,090	583	2006	1980
Westlake, OH	0	1,330	17,926	0	1,330	17,926	4,051	2001	1985
Westlake, OH	0	571	5,411	0	571	5,411	1,978	1998	1957
Westmoreland, TN	0	330	1,822	2,635	330	4,457	1,081	2001	1994
White Hall, IL	0	50	5,550	670	50	6,220	2,933	2002	1971
Whitemarsh, PA	0	2,310	6,190	917	2,310	7,107	985	2005	1967
Williamsburg, VA	0	1,360	7,440	0	1,360	7,440	590	2007	1970
Williamstown, KY	0	70	6,430	0	70	6,430	854	2005	1987
Winchester, VA	0	640	1,510	0	640	1,510	56	2008	1964
Winnfield, LA	0	31	6,480	0	31	6,480	817	2005	1964
Woodbridge, VA	0	680	4,423	330	680	4,753	1,008	2002	1977
Worcester, MA	0	1,100	5,400	2,751	1,100	8,151	1,197	2004	1962
Worcester, MA	0	2,300	9,060	0	2,300	9,060	320	2008	1993

Total Skilled Nursing Facilities	13,025	121,478	1,396,133	76,049	121,477	1,472,183	265,767
Independent Living Facilities:
Amelia Island, FL	0	3,290	24,310	18,312	3,290	42,622	3,149	2005	1998
Anderson, SC	0	710	6,290	0	710	6,290	1,132	2003	1986
Atlanta, GA(9)	8,091	2,059	14,914	0	2,059	14,914	7,160	1997	1999
Aurora, CO	0	2,600	5,906	7,915	2,600	13,821	1,193	2006	2006
Aurora, CO	0	2,440	28,172	0	2,440	28,172	940	2006	2008
Carmel, IN	0	2,370	57,175	111	2,370	57,286	2,323	2006	2007
Columbia, SC	0	2,120	4,860	5,709	2,120	10,569	1,203	2003	2000
Denver, CO	0	3,650	14,906	642	3,650	15,548	1,287	2006	1987
Denver, CO	0	2,076	13,594	0	2,076	13,594	60	2007	2009
Douglasville, GA	0	90	217	0	90	217	46	2003	1985
Fremont, CA(9)	20,542	3,400	25,300	0	3,400	25,300	2,670	2005	1987
Gardnerville, NV(9)	13,275	1,144	10,831	0	1,144	10,831	5,735	1998	1999
Gilroy, CA	0	760	13,880	23,860	760	37,740	2,134	2006	2007
Greenville, SC	0	5,400	100,523	0	5,400	100,523	0	2006	2009
Houston, TX	0	4,790	7,100	0	4,790	7,100	1,756	2003	1974
Indianapolis, IN	0	495	6,287	22,565	495	28,852	2,132	2006	1981
Indianapolis, IN	0	255	2,473	12,123	255	14,596	843	2006	1981
Loma Linda, CA	0	2,214	9,586	0	2,214	9,586	444	2008	1976
Manteca, CA(9)	6,521	1,300	12,125	0	1,300	12,125	1,315	2005	1985
Marysville, WA(9)	4,832	620	4,780	0	620	4,780	792	2003	1998
Melbourne, FL	0	7,070	48,257	0	7,070	48,257	639	2007	2009
Mesa, AZ(9)	6,440	950	9,087	0	950	9,087	2,364	1999	2000
Mount Airy, NC	0	270	6,430	16	270	6,446	680	2005	1998
Myrtle Beach, SC	0	6,890	41,526	0	6,890	41,526	561	2007	2009
Naples, FL	0	1,716	17,306	0	1,716	17,306	11,390	1997	1999
Oshkosh, WI	0	400	23,237	0	400	23,237	606	2007	2008
Pawleys Island, SC	0	2,020	32,590	4,815	2,020	37,405	3,625	2005	1997
Raleigh, NC	0	10,000	0	0	10,000	0	0	2008
Raytown, MO	0	510	5,490	0	510	5,490	430	2006	2000

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Rohnert Park, CA(9)	$14,448	$6,500	$18,700	$0	$6,500	$18,700	$2,002	2005	1985
Roswell, GA(9)	8,308	1,107	9,627	0	1,107	9,627	5,148	1997	1999
Sonoma, CA	0	1,100	18,400	0	1,100	18,400	1,957	2005	1988
Spartanburg, SC	0	3,350	15,750	8,368	3,350	24,118	1,874	2005	1997
St. Simon’s Island, GA	0	6,440	50,060	736	6,440	50,796	1,919	2008	2007
Twin Falls, ID	0	550	14,740	0	550	14,740	2,930	2002	1991
Vacaville, CA(9)	14,857	900	17,100	0	900	17,100	1,829	2005	1986
Vallejo, CA(9)	14,873	4,000	18,000	0	4,000	18,000	1,917	2005	1989
Vero Beach, FL	0	2,930	40,070	2,550	2,930	42,620	2,576	2007	2003
Wichita, KS	0	1,400	11,000	0	1,400	11,000	845	2006	1997
Winston-Salem, NC	0	5,700	13,550	12,913	5,700	26,463	2,008	2005	1997
Worcester, MA	0	3,500	54,099	0	3,500	54,099	0	2007	2009

Total Independent Living Facilities	112,187	109,086	828,248	120,635	109,086	948,883	81,614
Hospitals:
Akron, OH	0	300	20,200	0	300	20,200	0	2009	2008
Amarillo, TX	0	72	11,928	1,400	72	13,328	1,446	2005	1986
Bellaire, TX	0	4,550	45,900	205	4,550	46,105	3,964	2006	2005
Boardman, OH	0	1,200	12,800	0	1,200	12,800	431	2008	2008
Bowling Green, KY	0	3,800	26,700	14	3,800	26,714	1,058	2008	1992
Corpus Christi, TX	0	77	3,923	0	77	3,923	534	2005	1968
Crown Point, IN	0	700	11,699	154	700	11,853	511	2007	2008
El Paso, TX	0	112	15,888	0	112	15,888	1,848	2005	1994
El Paso, TX	0	2,400	32,800	0	2,400	32,800	1,890	2008	2003
Fresno, CA	0	2,500	35,800	8	2,500	35,808	1,418	2008	1991
Ft. Wayne, IN	0	170	8,232	0	170	8,232	482	2006	2006
Lafayette, LA	0	1,928	10,483	26	1,928	10,509	1,225	2006	1993
Marlton, NJ	0	0	38,300	0	0	38,300	1,517	2008	1994
Meridian, ID	0	3,600	20,802	251	3,600	21,053	1,207	2006	2008
Midwest City, OK	0	146	3,854	0	146	3,854	512	2005	1996
Plano, TX	0	195	14,805	500	195	15,305	1,738	2005	1995
San Antonio, TX	0	0	17,303	0	0	17,303	1,712	2007	2007
San Bernardino, CA	0	3,700	14,300	255	3,700	14,555	512	2008	1993
San Diego, CA	0	0	22,003	74	0	22,077	781	2008	1992
Tulsa, OK	0	3,003	6,025	20	3,003	6,045	983	2006	1992
Waukesha, WI	0	4,700	20,669	0	4,700	20,669	1,550	2007	2007
Webster, TX	0	2,418	12,028	32	2,418	12,060	1,536	2006	1991

Total Hospitals	0	35,571	406,442	2,939	35,571	409,381	26,855
Medical Office Buildings:
Arcadia, CA(5)	10,339	5,408	23,219	610	5,618	23,619	2,722	2006	1984
Atlanta, GA	0	4,931	18,720	827	5,151	19,327	2,779	2006	1992
Austell, GA	0	2,223	7,982	0	2,223	7,982	1,551	2006	1999
Bartlett, TN(6)	8,626	187	15,015	298	187	15,313	1,596	2007	2004
Bellaire, TX	0	2,972	33,445	642	2,972	34,087	3,294	2006	2005
Birmingham, AL	0	651	39,552	1,060	651	40,612	4,600	2006	1971
Boca Raton, FL(5)	14,061	109	34,002	774	109	34,776	3,807	2006	1995
Boynton Beach, FL(5)	4,289	214	6,574	143	214	6,717	699	2007	2004
Boynton Beach, FL(5)	4,687	2,048	7,692	129	2,048	7,821	1,237	2006	1995
Boynton Beach, FL(6)	4,205	2,048	7,403	240	2,048	7,643	846	2006	1997
Boynton Beach, FL(6)	6,277	109	11,235	274	109	11,509	1,197	2007	1996
Claremore, OK(6)	8,460	132	12,829	179	132	13,008	1,289	2007	2005
Coral Springs, FL	0	1,598	10,627	267	1,600	10,892	1,468	2006	1993
Covington, KY	0	1,290	8,093	0	1,290	8,093	0	2008	2009
Dallas, TX(5)	15,814	137	28,690	0	137	28,690	3,146	2006	1995
Delray Beach, FL	0	1,882	34,767	1,483	1,941	36,191	4,751	2006	1985
Denton, TX(6)	12,479	0	19,407	8	0	19,415	1,558	2007	2005
Durham, NC	0	6,814	10,825	1,265	7,002	11,902	2,655	2006	1980
Durham, NC	0	0	0	101	13	88	21	2006	1980
El Paso, TX(5)	10,590	677	17,075	326	677	17,401	2,051	2006	1997
El Paso, TX	0	600	6,700	0	600	6,700	335	2008	2003
Fayetteville, GA(5)	3,384	959	7,540	266	959	7,806	973	2006	1999
Franklin, TN	0	2,338	12,138	206	2,338	12,344	1,371	2007	1988
Frisco, TX(6)	9,425	0	18,635	63	0	18,698	1,774	2007	2004
Frisco, TX	0	0	15,309	429	0	15,738	1,486	2007	2004
Germantown, TN	0	3,049	12,456	732	3,049	13,188	1,365	2006	2002
Glendale, CA(6)	8,473	37	18,460	0	37	18,460	1,785	2007	2002
Greeley, CO	0	877	6,707	0	877	6,707	697	2007	1997
Jupiter, FL(5)	7,387	2,252	11,415	51	2,252	11,466	1,462	2006	2001
Jupiter, FL(6)	4,602	0	5,858	2,810	2,825	5,843	670	2007	2004
Lakeway, TX	0	2,801	0	0	2,801	0	0	2007

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Lakewood, CA	$0	$146	$14,885	$352	$146	$15,237	$1,696	2006	1993
Las Vegas, NV(5)	6,175	74	15,287	239	74	15,526	2,107	2006	2000
Las Vegas, NV	0	6,127	0	0	6,127	0	0	2007
Las Vegas, NV	0	6,734	54,886	89	6,734	54,975	5,392	2006	1991
Las Vegas, NV	0	2,319	4,612	486	2,319	5,098	538	2006	1991
Las Vegas, NV(6)	3,157	0	6,921	429	433	6,917	716	2007	1997
Lawrenceville, GA	0	2,279	10,732	20	2,279	10,752	1,282	2006	2001
Lawrenceville, GA(5)	2,394	1,054	4,974	9	1,054	4,983	618	2006	2002
Los Alamitos, CA(6)	8,606	0	18,635	67	39	18,663	1,822	2007	2003
Los Gatos, CA	0	488	22,386	0	488	22,386	2,857	2006	1993
Loxahatchee, FL	0	1,340	6,509	6	1,340	6,515	754	2006	1993
Loxahatchee, FL(6)	2,757	1,553	4,694	322	1,562	5,007	505	2006	1994
Loxahatchee, FL	0	1,637	5,048	334	1,646	5,373	518	2006	1997
Merrillville, IN	0	0	22,134	0	0	22,134	902	2008	2006
Mesa, AZ	0	1,558	9,561	9	1,558	9,570	941	2008	1989
Middletown, NY	0	1,756	20,364	338	1,756	20,702	3,355	2006	1998
Morrow, GA	0	818	8,064	140	834	8,188	814	2007	1990
Mount Juliet, TN(8)	5,671	1,566	11,944	0	1,566	11,944	1,262	2007	2005
Nashville , TN	0	1,806	7,165	239	1,806	7,404	1,078	2006	1986
Niagra Falls, NY	0	1,335	17,702	419	1,414	18,042	2,082	2007	1990
Oconomowoc, WI	0	2,899	89,002	0	2,899	89,002	925	2008	2009
Okatie, SC(6)	8,131	171	17,791	0	171	17,791	1,398	2007	1998
Orange Village, OH	0	610	7,419	14	610	7,433	1,030	2007	1985
Palm Springs, CA	0	365	12,396	754	365	13,150	1,472	2006	1998
Palm Springs, FL(5)	2,824	739	4,065	0	739	4,065	518	2006	1993
Palm Springs, FL	0	1,182	7,765	0	1,182	7,765	1,140	2006	1997
Palmer, AK(6)	19,980	0	29,705	602	217	30,090	2,697	2007	2006
Pearland, TX	0	781	5,517	0	781	5,517	756	2006	2000
Pearland, TX(5)	1,405	948	4,556	0	948	4,556	518	2006	2002
Phoenix, AZ(5)	29,787	1,150	48,016	0	1,150	48,016	4,970	2006	1998
Pineville, NC	0	961	6,974	468	1,070	7,333	748	2006	1988
Plano, TX	0	5,423	20,752	0	5,423	20,752	1,727	2008	2007
Plantation, FL	10,009	8,563	10,666	1,219	8,563	11,885	1,778	2006	1997
Plantation, FL(5)	9,326	8,848	9,423	342	8,896	9,717	3,023	2006	1996
Reno, NV	0	1,117	21,972	0	1,117	21,972	2,565	2006	1991
Sacramento, CA	0	866	12,756	210	866	12,966	1,288	2006	1990
San Antonio, TX	0	2,050	16,251	303	2,050	16,554	2,783	2006	1999
Sewell, NJ	0	0	53,360	0	0	53,360	568	2007	2009
Somerville, NJ	0	3,400	22,244	2	3,400	22,246	788	2008	2007
St. Louis, MO(6)	7,751	0	17,247	344	336	17,255	1,919	2007	2001
Stafford, VA	0	0	11,370	0	0	11,370	127	2008	2009
Tempe, AZ(6)	5,621	0	9,112	1,608	1,486	9,234	1,068	2007	1996
Tomball, TX	0	1,404	5,071	0	1,404	5,071	968	2006	1982
Trussville, AL	0	1,336	2,177	99	1,336	2,276	618	2006	1990
Tucson, AZ(6)	10,523	89	18,339	314	90	18,652	1,747	2007	2004
Tucson, AZ	0	1,302	4,925	88	1,302	5,013	529	2008	1995
Van Nuys, CA	0	0	36,188	0	0	36,188	0	2009	1991
Voorhees, NJ	0	6,404	24,251	815	6,404	25,066	2,332	2006	1997
Warrington, PA	0	85	23,231	7	154	23,169	2,340	2008	2001
Wellington, FL(6)	6,462	0	13,697	362	381	13,678	1,240	2007	2003
Wellington, FL(5)	7,204	107	16,933	53	107	16,986	1,941	2006	2000
West Palm Beach, FL(5)	7,272	628	14,740	52	628	14,792	1,663	2006	1993
West Palm Beach, FL(5)	6,714	610	14,618	9	610	14,627	2,019	2006	1991
West Seneca, NY(7)	12,995	917	22,435	688	1,219	22,821	2,166	2007	1990
Yorkville, IL	0	1,419	2,816	65	1,419	2,881	464	2006	1980

Total Medical Office Buildings	307,862	133,307	1,366,653	25,099	140,358	1,384,701	134,257
Construction in Progress	0	0	456,832	0	0	456,832	0

	606,355	514,005	5,488,245	288,355	521,055	5,769,550	677,851

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Assets Held For Sale:
Aurora, IL(12)	$0	$322	$4,879	$0	$322	$4,879	$0	2006	1996
Aurora, IL(12)	0	663	380	0	663	380	0	2006	1989
Chicago, IL(12)	0	3,650	1,900	0	3,650	1,900	0	2002	1979
Decatur, GA(12)	0	571	829	0	571	829	0	2006	1971
Lewisville, TX(12)	0	43	1,827	0	43	1,827	0	2006	1997
Ocala, FL(12)	0	0	1,200	0	0	1,200	0	2006	1991
Pelham, AL(12)	0	539	785	0	539	785	0	2006	1990
Rochdale, MA	0	800	11,010	0	800	11,010	0	2002	1995
Stoughton, MA	0	975	12,313	0	975	12,313	0	1996	1958
West Palm Beach, FL(5), (12)	6,203	201	2,799	0	201	2,799	0	2006	1995

Total Assets Held For Sale	6,203	7,764	37,922	0	7,764	37,922	0

Total Investment in Real Property Owned	$612,558	$521,769	$5,526,167	$288,355	$528,819	$5,807,472	$677,851

(1)	In September 2003, 15 wholly-owned subsidiaries of the Company completed the acquisitions of 15 assisted living facilities from Southern Assisted Living, Inc. The properties were subject to existing mortgage debt of $54,492,000. The 15 wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(2)	In September 2005, one wholly-owned subsidiary of the Company completed the acquisition of one assisted living facility from Emeritus Corporation. The property was subject to existing mortgage debt of $6,705,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(3)	In January 2005, one wholly-owned subsidiary of the Company completed the acquisition of one assisted living facility from Emeritus Corporation. The property was subject to existing mortgage debt of $7,875,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(4)	In March 2006, three wholly-owned subsidiaries of the Company completed the acquisition of three skilled nursing facilities from Provider Services, Inc. The properties were subject to existing mortgage debt of $14,193,000. The wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(5)	In December 2006, the Company completed the acquisition of Windrose Medical Properties Trust. Certain of the properties were subject to existing mortgage debt of $248,844,000. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries related to the aforementioned properties be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(6)	In May 2007, a wholly-owned subsidiary of the Company completed the acquisition of 17 medical office buildings from Rendina Companies. Certain of the properties were subject to existing mortgage debt of $146,335,000. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries related to the aforementioned properties be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(7)	In August 2007, a wholly-owned subsidiary of the Company completed the acquisition of a medical office building from C06 Holdings, LLC. The property was subject to existing mortgage debt of $13,623,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(8)	In December 2007, a wholly-owned subsidiary of the Company completed the acquisition of a medical office building from Sports Docs, L.L.C. The property was subject to existing mortgage debt of $6,374,000. The wholly-owned subsidiary is included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiary be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(9)	In April 2009, 12 wholly-owned subsidiaries of the Company incurred mortgage debt of $133,071,000. The 11 wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the

Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(10)	In August 2009, 9 wholly-owned subsidiaries of the Company incurred mortgage debt of $52,198,000. The 9 wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(11)	In September 2009, 11 wholly-owned subsidiaries of the Company incurred mortgage debt of $80,258,000. The 11 wholly-owned subsidiaries are included in the Company’s consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is the Company’s intention that the subsidiaries be separate legal entities wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company.

(12)	In 2009, the Company recognized $25,223,000 of impairment charges related to certain properties that it intends to sell. This charge was treated as a reduction of the initial cost to the Company. In addition, impairment charges recorded in previous years were also treated as a reduction of the initial cost to the Company.

HEALTH CARE REIT, INC.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Investment in real estate:
Balance at beginning of year	$5,979,575	$5,117,005	$4,282,858
Additions:
Acquisitions	67,673	451,363	435,473
Improvements	590,394	646,161	333,520
Conversions from loans receivable	0	23,097	0
Assumed other assets/(liabilities), net	0	1,899	2,432
Assumed debt	0	0	166,188
Purchase price adjustments	665	0	2,189
Reclassification of lease commissions	0	2,359	0

Total additions	658,732	1,124,879	939,802
Deductions:
Cost of real estate sold	(260,956)	(219,079)	(105,655)
Reclassification of accumulated depreciation
for assets held for sale	(15,837)	(10,582)	0
Impairment of assets	(25,223)	(32,648)	0

Total deductions	(302,016)	(262,309)	(105,655)

Balance at end of year(1)	$6,336,291	$5,979,575	$5,117,005

Accumulated depreciation:
Balance at beginning of year	$600,781	$478,373	$347,007
Additions:
Depreciation and amortization expenses	164,923	163,045	149,626
Amortization of above market leases	2,061	3,477	3,518
Reclassification of lease commissions	0	423	0

Total additions	166,984	166,945	153,144
Deductions:
Sale of properties	(74,244)	(33,578)	(21,778)
Reclassification of accumulated depreciation for assets held for sale	(15,670)	(10,959)	0

Total deductions	(89,914)	(44,537)	(21,778)

Balance at end of year	$677,851	$600,781	$478,373

(1)	The aggregate cost for tax purposes for real property equals $6,378,056,000, $5,977,346,000, and $5,110,696,000 at December 31, 2009, 2008 and 2007, respectively.

HEALTH CARE REIT, INC.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2009

				(In thousands)
							Principal Amount
							of Loans Subject
		Final	Periodic			Carrying	to Delinquent
	Interest	Maturity	Payment	Prior	Face Amount	Amount of	Principal or
Description	Rate	Date	Terms	Liens	of Mortgages	Mortgages	Interest(1)

First mortgage loan relating to	7.60%	06/30/13	Monthly Payments	0	40,000	21,475	0
one assisted living facility in New York			$136,006
First mortgage loan relating to one	12.41%	06/30/10	Monthly Payments	0	12,000	9,270	0
hospital in Massachusetts			$113,740
Second mortgage loan relating to one	19.26%	09/09/09	Monthly Payments	13,400	5,700	5,700	871
independent living facility in Massachusetts			$48,165
Second mortgage loan relating to one	19.26%	07/31/12	Monthly Payments	1,747	7,610	5,431	0
independent living facility in Massachusetts			$45,891
First mortgage loan relating to	9.63%	05/01/09	Monthly Payments	0	18,800	4,951	0
one hospital in California			$149,720
First mortgage loan relating to one	10.65%	07/01/20	Monthly Payments	0	4,500	4,273	0
skilled nursing facility in Michigan			$41,282
First mortgage loan relating to one	3.55%	01/01/13	Monthly Payments	0	4,500	4,151	954
independent living facility in Arizona			$12,280
Second mortgage loan relating to one	15.21%	01/15/15	Monthly Payments	0	3,300	3,300	0
assisted living facility in Wisconsin			$41,828
Second mortgage loan relating to one	19.26%	01/31/12	Monthly Payments	5,097	3,636	3,110	1,409
independent living facility in Massachusetts			$26,278
Second mortgage loan relating to one	19.26%	04/30/11	Monthly Payments	4,869	4,085	3,085	1,720
independent living facility in Massachusetts			$26,072
First mortgage loan relating to one	9.50%	09/01/10	Monthly Payments	0	2,635	2,635	0
skilled nursing facility in Texas			$20,859
First mortgage loan relating to one	9.50%	12/01/15	Monthly Payments	0	2,500	2,375	0
skilled nursing facility in Texas			$18,802
Two first mortgage loans relating	From	From	Monthly Payments	0	15,952	2,679	229
to one independent living	7.00% to	09/1/09 to	from $5,333
facility, and six skilled nursing	19.00%	08/31/12	to $76,514
facilities
Two second mortgage loans relating to	From	From	Monthly Payments	4,800	2,300	2,082	0
one skilled nursing facility and	12.10% to	06/30/10 to	from $2,335
one hospital	12.17%	07/01/11	to $15,633

Totals				$29,913	$127,518	$74,517	$5,183

(1)	Represents allocation of allowance for losses on loans receivable, if applicable.

HEALTH CARE REIT, INC.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Reconciliation of mortgage loans:
Balance at beginning of year	$137,292	$143,091	$177,615
Additions:
New mortgage loans	9,456	22,142	55,692
Reclass from non real estate loans	0	0	1,607

Total additions	9,456	22,142	57,299
Deductions:
Collections of principal(1)	(54,696)	(4,844)	(19,296)
Conversions to real property	0	(23,097)	0
Charge-offs	(17,535)	0	0
Reclass to other real estate loans(2)	0	0	(72,527)

Total deductions	(72,231)	(27,941)	(91,823)

Balance at end of year	$74,517	$137,292	$143,091

(1)	Includes collection of negative principal amortization.

(2)	In 2007, the Company reclassified all loans that did not have a first, second or third mortgage lien to other real estate loans.

EXHIBIT INDEX

1	.1(a)	Equity Distribution Agreement, dated as of November 6, 2008, by and among the Company and UBS Securities LLC (filed with the Commission as Exhibit 1.1 to the Company’s Form 8-K filed November 7, 2008 (File No. 001-08923), and incorporated herein by reference thereto).
1	.1(b)	Amendment No. 1 to Equity Distribution Agreement, dated as of May 8, 2009, by and among the Company and UBS Securities LLC (filed with the Commission as Exhibit 1.1 to the Company’s Form 10-Q filed August 6, 2009 (File No. 001-08923), and incorporated herein by reference thereto).
2	.1(a)	Agreement and Plan of Merger, dated as of September 12, 2006, by and among the Company, Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed September 15, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
2	.1(b)	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2006, by and among the Company, Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed October 13, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(a)	Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(b)	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(c)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(d)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(e)	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/A filed July 8, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(f)	Certificate of Designation of 6% Series E Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 1, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(g)	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(h)	Certificate of Designation of 7.5% Series G Cumulative Convertible Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 20, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(i)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.9 to the Company’s Form 10-Q filed August 9, 2007 (File No. 001-08923), and incorporated herein by reference thereto).
3.2		Second Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 29, 2007 (File No. 001-08923), and incorporated herein by reference thereto).
4.1		The Company, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument that defines the rights of holders of long-term debt of the Company and authorizes a total amount of securities not in excess of 10% of the total assets of the Company.
4	.2(a)	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(b)	Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002 (File No. 001-08923), and incorporated herein by reference thereto).

4	.2(c)	Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(d)	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(e)	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(f)	Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(g)	Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(h)	Supplemental Indenture No. 4, dated as of April 27, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 28, 2005 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(i)	Supplemental Indenture No. 5, dated as of November 30, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 30, 2005 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(a)	Indenture, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 20, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(b)	Supplemental Indenture No. 1, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 20, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(c)	Supplemental Indenture No. 2, dated as of July 20, 2007, between the Company and The Bank of New York Trust Company, N.A. (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K filed July 20, 2007 (File No. 001-08923), and incorporated herein by reference thereto).
4.4		Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
4.5		Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
4.6		Form of Indenture for Senior Debt Securities (filed with the Commission as Exhibit 4.6 to the Company’s Form S-3 (File No. 333-159040) filed May 7, 2009, and incorporated herein by reference thereto).
10.1		Fourth Amended and Restated Loan Agreement, dated as of August 6, 2007, by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Calyon New York Branch, Barclays Bank PLC and Fifth Third Bank, as documentation agents (filed with the SEC as Exhibit 10.2 to the Company’s Form 10-Q filed August 9, 2007 (File No. 001-08923), and incorporated herein by reference thereto).

10.2		Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004 (File No. 001-08923), and incorporated herein by reference thereto).
10	.3(a)	The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.3(b)	First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*
10	.3(c)	Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*
10	.3(d)	Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.3(e)	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.3(f)	Form of Restricted Stock Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 16, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.4(a)	Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.4(b)	First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.4(c)	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/A filed October 27, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.4(d)	Form of Restricted Stock Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 16, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(a)	Amended and Restated Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed March 25, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(b)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(c)	Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.6 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(d)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.8 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(e)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(f)	Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.7 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10	.5(g)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.9 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(h)	Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(i)	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(j)	Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.22 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(k)	Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.23 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(l)	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.24 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(m)	Form of Amendment to Deferred Stock Unit Grant Agreements for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.10 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(n)	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.11 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(o)	Stock Option Agreement, dated December 20, 2006, between the Company and Daniel R. Loftus (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(p)	Restricted Stock Agreement, dated January 22, 2007, by and between the Company and Raymond W. Braun (filed with the Commission as Exhibit 10.2 to the Company’s Form 8-K filed January 25, 2007 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(q)	Stock Option Agreement (with Dividend Equivalent Rights), dated as of January 21, 2008, by and between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed August 6, 2008 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(r)	Stock Option Agreement (without Dividend Equivalent Rights), dated as of January 21, 2008, by and between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed August 6, 2008 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(s)	Restricted Stock Agreement, dated as of January 21, 2008, by and between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed August 6, 2008 (File No. 001-08923), and incorporated herein by reference thereto).*
10.6		Fourth Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and George L. Chapman (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.7		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Scott A. Estes (filed with the Commission as Exhibit 10.4 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.8		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.3 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.9		Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Jeffrey H. Miller (filed with the Commission as Exhibit 10.8 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10		Employment Agreement, dated January 19, 2009, between the Company and John T. Thomas (filed with the Commission as Exhibit 10.10 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.11		Third Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Erin C. Ibele (filed with the Commission as Exhibit 10.11 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Daniel R. Loftus (filed with the Commission as Exhibit 10.12 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13		Amended and Restated Consulting Agreement, dated December 29, 2008, between the Company and Fred S. Klipsch (filed with the Commission as Exhibit 10.5 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14		Amended and Restated Consulting Agreement, dated December 29, 2008, between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.14 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.15(a)	Consulting Agreement, dated February 1, 2009, between the Company and Raymond W. Braun (filed with the Commission as Exhibit 10.15(a) to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.15(b)	Third Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Raymond W. Braun (filed with the Commission as Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16		Amended and Restated Health Care REIT, Inc. Supplemental Executive Retirement Plan, dated December 29, 2008 (filed with the Commission as Exhibit 10.12 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.17		Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10.18		Summary of Director Compensation (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 9, 2008 (File No. 001-08923), and incorporated herein by reference thereto).*
12		Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).
14		Code of Business Conduct and Ethics (filed with the Commission as Exhibit 14 to the Company’s Form 10-K filed March 12, 2004 (File No. 001-08923), and incorporated herein by reference thereto).
21		Subsidiaries of the Company.
23		Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1		Power of Attorney executed by William C. Ballard, Jr. (Director).
24.2		Power of Attorney executed by Pier C. Borra (Director).
24.3		Power of Attorney executed by Thomas J. DeRosa (Director).
24.4		Power of Attorney executed by Jeffrey H. Donahue (Director).
24.5		Power of Attorney executed by Peter J. Grua (Director).
24.6		Power of Attorney executed by Fred S. Klipsch (Director).
24.7		Power of Attorney executed by Sharon M. Oster (Director).
24.8		Power of Attorney executed by Jeffrey R. Otten (Director).
24.9		Power of Attorney executed by R. Scott Trumbull (Director).
24.10		Power of Attorney executed by George L. Chapman (Director, Chairman of the Board, Chief Executive Officer and President and Principal Executive Officer).
24.11		Power of Attorney executed by Scott A. Estes (Executive Vice President and Chief Financial Officer and Principal Financial Officer).
24.12		Power of Attorney executed by Paul D. Nungester, Jr. (Vice President and Controller and Principal Accounting Officer).
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2		Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement.