Form 10-Q
period 2010-03-31
HEALTH CARE REIT INC /DE/
filed 2010-05-10
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010, the registrant had 124,112,014 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned:
Land and land improvements	$551,594	$521,055
Buildings and improvements	5,512,467	5,185,328
Acquired lease intangibles	147,957	127,390
Real property held for sale, net of accumulated depreciation	27,607	45,686
Construction in progress	374,849	456,832

Gross real property owned	6,614,474	6,336,291
Less accumulated depreciation and amortization	(718,671)	(677,851)

Net real property owned	5,895,803	5,658,440
Real estate loans receivable:
Real estate loans receivable	444,457	427,363
Less allowance for losses on loans receivable	(5,025)	(5,183)

Net real estate loans receivable	439,432	422,180

Net real estate investments	6,335,235	6,080,620
Other assets:
Equity investments	166,654	5,816
Deferred loan expenses	25,405	22,698
Cash and cash equivalents	36,558	35,476
Restricted cash	17,692	23,237
Receivables and other assets	192,834	199,339

Total other assets	439,143	286,566

Total assets	$6,774,378	$6,367,186

Liabilities and equity
Liabilities:
Borrowings under unsecured lines of credit arrangements	$425,000	$140,000
Senior unsecured notes	1,677,518	1,653,027
Secured debt	725,969	620,995
Accrued expenses and other liabilities	185,975	145,713

Total liabilities	3,014,462	2,559,735
Equity:
Preferred stock, $1.00 par value	287,974	288,683
Common stock, $1.00 par value	123,979	123,385
Capital in excess of par value	3,916,837	3,900,666
Treasury stock	(11,303)	(7,619)
Cumulative net income	1,578,990	1,547,669
Cumulative dividends	(2,147,690)	(2,057,658)
Accumulated other comprehensive income	(4,092)	(2,891)
Other equity	5,539	4,804

Total Health Care REIT, Inc. stockholders’ equity	3,750,234	3,797,039
Noncontrolling interests	9,682	10,412

Total equity	3,759,916	3,807,451

Total liabilities and equity	$6,774,378	$6,367,186

NOTE: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
Revenues:
Rental income	$142,715	$127,409
Interest income	9,048	9,953
Other income	996	1,484

Total revenues	152,759	138,846
Expenses:
Interest expense	29,791	26,679
Property operating expenses	12,513	11,049
Depreciation and amortization	43,387	38,198
Transaction costs	7,714	—
General and administrative	16,821	17,361
Loss (gain) on extinguishment of debt	18,038	(1,678)
Provision for loan losses	—	140

Total expenses	128,264	91,749

Income from continuing operations before income taxes and income from unconsolidated joint ventures	24,495	47,097
Income tax expense	(84)	(50)
Income from unconsolidated joint ventures	768	—

Income from continuing operations	25,179	47,047
Discontinued operations:
Net gain on sales of properties	6,718	17,036
Income (loss) from discontinued operations, net	(203)	2,562

Discontinued operations, net	6,515	19,598

Net income	31,694	66,645
Less: Preferred stock dividends	5,509	5,524
Net income attributable to noncontrolling interests	373	2

Net income attributable to common stockholders	$25,812	$61,119

Average number of common shares outstanding:
Basic	123,270	108,214
Diluted	123,790	108,624

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.16	$0.38
Discontinued operations, net	0.05	0.18

Net income attributable to common stockholders*	$0.21	$0.56

Diluted:
Income from continuing operations attributable to common stockholders	$0.16	$0.38
Discontinued operations, net	0.05	0.18

Net income attributable to common stockholders*	$0.21	$0.56

Dividends declared and paid per common share	$0.68	$0.68

*	Amounts may not sum due to rounding
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

(in thousands)	Three Months Ended March 31, 2010
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total
Balances at beginning of period	$288,683	$123,385	$3,900,666	$(7,619)	$1,547,669	$(2,057,658)	$(2,891)	$4,804	$10,412	$3,807,451
Comprehensive income:
Net income					31,321				373	31,694
Other comprehensive income:
Unrealized gain (loss) on equity investments							90			90
Cash flow hedge activity							(1,291)			(1,291)

Total comprehensive income										30,493

Contributions by noncontrolling interests									1,359	1,359
Distributions to noncontrolling interests									(2,462)	(2,462)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		577	24,044	(3,684)				(238)		20,699
Equity component of convertible debt			(8,565)							(8,565)
Conversion of preferred stock	(709)	17	692							—
Option compensation expense								973		973
Cash dividends paid:
Common stock						(84,523)				(84,523)
Preferred stock, Series D						(1,969)				(1,969)
Preferred stock, Series E						(28)				(28)
Preferred stock, Series F						(3,336)				(3,336)
Preferred stock, Series G						(176)				(176)

Balances at end of period	$287,974	$123,979	$3,916,837	$(11,303)	$1,578,990	$(2,147,690)	$(4,092)	$5,539	$9,682	$3,759,916

	Three Months Ended March 31, 2009
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total
Balances at beginning of period	$289,929	$104,635	$3,204,690	$(5,145)	$1,354,400	$(1,723,819)	$(1,113)	$4,105	$10,603	$3,238,285
Comprehensive income:
Net income					66,643				2	66,645
Other comprehensive income:
Unrealized gain (loss) on equity investments							(195)			(195)
Cash flow hedge activity							(40)			(40)

Total comprehensive income										66,410

Contributions by noncontrolling interests									857	857
Distributions to noncontrolling interests									(976)	(976)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		464	17,516	(2,432)						15,548
Proceeds from issuance of common shares		5,817	205,094							210,911
Conversion of preferred stock	(1,201)	29	1,172							—
Option compensation expense								1,082		1,082
Cash dividends paid:
Common stock						(75,986)				(75,986)
Preferred stock, Series D						(1,969)				(1,969)
Preferred stock, Series E						(28)				(28)
Preferred stock, Series F						(3,336)				(3,336)
Preferred stock, Series G						(191)				(191)

Balances at end of period	$288,728	$110,945	$3,428,472	$(7,577)	$1,421,043	$(1,805,329)	$(1,348)	$5,187	$10,486	$3,450,607

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Operating activities
Net income	$31,694	$66,645
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	43,581	41,326
Other amortization expenses	3,414	3,578
Provision for loan losses	—	140
Stock-based compensation expense	7,550	6,579
Loss (gain) on extinguishment of debt, net	18,038	(1,678)
Income from unconsolidated joint ventures	(768)	—
Rental income less than (in excess of) cash received	(2,715)	2,859
Amortization related to above (below) market leases, net	(487)	(356)
Gain on sales of properties	(6,718)	(17,036)
Increase (decrease) in accrued expenses and other liabilities	5,824	(3,564)
Increase in receivables and other assets	(6,925)	(4,071)

Net cash provided from operating activities	92,488	94,422

Investing activities
Investment in real property	(161,811)	(159,696)
Capitalized interest	(7,076)	(9,865)
Investment in real estate loans receivable	(11,151)	(6,234)
Other investments, net of payments	(114)	(11,543)
Principal collected on real estate loans receivable	4,666	8,402
Contributions to unconsolidated joint ventures	(159,981)	—
Decrease in restricted cash	5,545	137,712
Proceeds from sales of real property	38,059	61,304

Net cash provided from (used in) investing activities	(291,863)	20,080

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	285,000	(235,000)
Proceeds from issuance of senior unsecured notes	335,212	—
Payments to extinguish senior unsecured notes	(342,394)	(19,796)
Payments on secured debt	(3,378)	(2,206)
Net proceeds from the issuance of common stock	17,791	223,393
Increase in deferred loan expenses	(639)	(3,454)
Contributions by noncontrolling interests	1,359	857
Distributions to noncontrolling interests	(2,462)	(976)
Cash distributions to stockholders	(90,032)	(81,510)

Net cash provided from (used in) financing activities	200,457	(118,692)

Increase (decrease) in cash and cash equivalents	1,082	(4,190)
Cash and cash equivalents at beginning of period	35,476	23,370

Cash and cash equivalents at end of period	$36,558	$19,180

Supplemental cash flow information:
Interest paid	$25,215	$28,152
Income taxes paid	94	211
See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of March 31, 2010, our broadly diversified portfolio consisted of 608 properties in 39 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on our website at www.hcreit.com.
2. Accounting Policies and Related Matters
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three months ended March 31, 2010 are not necessarily an indication of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
New Accounting Standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation guidance for variable interest entities. The new guidance, to be applied on a continuous basis, requires enterprises to perform a qualitative approach to determining whether or not a variable interest entity will need to be consolidated. This evaluation is based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact its economic performance. This amendment was effective as of January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.
3. Real Property Acquisitions and Development
     The following is a summary of our real property investment activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2010			March 31, 2009
	Senior Housing	Medical		Senior Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals
Real property acquisitions:
Medical office buildings	$—	$223,152	$223,152	$—	$—	$—

Total acquisitions	—	223,152	223,152	—	—	—
Less: Assumed debt	—	(108,244)	(108,244)	—	—	—
Assumed other assets (liabilities), net	—	(31,048)	(31,048)	—	—	—

Cash disbursed for acquisitions	—	83,860	83,860	—	—	—
Construction in progress additions:
Senior housing facilities	27,445	—	27,445	104,164	—	104,164
Skilled nursing facilities	—	—	—	9,313	—	9,313
Hospitals	—	35,928	35,928	—	22,210	22,210
Medical office buildings	—	18,669	18,669	—	26,305	26,305

Total construction in progress additions	27,445	54,597	82,042	113,477	48,515	161,992
Less: Capitalized interest	(3,652)	(3,424)	(7,076)	(7,174)	(2,691)	(9,865)
Accruals(1)	—	(4,475)	(4,475)	—	—	—

Cash disbursed for construction in progress	23,793	46,698	70,491	106,303	45,824	152,127
Capital improvements to existing properties	2,304	5,156	7,460	4,884	2,685	7,569

Total cash invested in real property	$26,097	$135,714	$161,811	$111,187	$48,509	$159,696

(1)	Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the period noted above.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

	Three Months Ended
	March 31, 2010			March 31, 2009
	Senior Housing	Medical		Senior Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals
Development projects:
Senior housing facilities	$149,075	$—	$149,075	$37,072	$—	$37,072
Medical office buildings	—	13,652	13,652	—	—	—

Total development projects	149,075	13,652	162,727	37,072	—	37,072
Expansion projects	1,298	—	1,298	357	—	357

Total construction in progress conversions	$150,373	$13,652	$164,025	$37,429	$—	$37,429

     Transaction costs for the three months ended March 31, 2010 primarily represent a $5,000,000 termination fee incurred in connection with the transfer of an entrance fee property to a new operator and costs incurred in connection with the acquisition of 17 medical office buildings.
4. Real Estate Intangibles
     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	March 31, 2010	December 31, 2009
Assets:
In place lease intangibles	$85,077	$74,198
Above market tenant leases	16,170	10,232
Below market ground leases	43,246	39,806
Lease commissions	3,464	3,154

Gross historical cost	147,957	127,390
Accumulated amortization	(32,298)	(29,698)

Net book value	$115,659	$97,692

Weighted-average amortization period in years	25.8	30.0

Liabilities:
Below market tenant leases	$54,009	$22,961
Above market ground leases	4,084	4,084

Gross historical cost	58,093	27,045
Accumulated amortization	(11,580)	(10,478)

Net book value	$46,513	$16,567

Weighted-average amortization period in years	12.1	12.1
5. Dispositions, Assets Held for Sale and Discontinued Operations
     During the year ended December 31, 2009, an impairment charge of $25,223,000 was recorded to reduce the carrying value of eight medical facilities to their estimated fair value less costs to sell. In determining the fair value of the properties, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates. During the three months ended March 31, 2010, we sold two medical facilities that were held for sale. At March 31, 2010, we had four senior housing and care facilities and six medical facilities that satisfied the requirements for held for sale treatment. We did not recognize any impairment loss on these properties in 2010 as the fair value less estimated costs to sell exceeded our carrying values. The following is a summary of our real property disposition activity for the periods presented (in thousands):

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2010			March 31, 2009
	Senior Housing	Medical		Senior Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals
Real property dispositions:
Senior housing facilities	$—	$—	$—	$3,427	$—	$3,427
Skilled nursing facilities	25,097	—	25,097	—	—	—
Hospitals	—	—	—	—	40,841	40,841
Medical office buildings	—	6,244	6,244	—	—	—

Total dispositions	25,097	6,244	31,341	3,427	40,841	44,268
Add: Gain on sales of real property	5,728	990	6,718	2,681	14,355	17,036

Proceeds from real property sales	$30,825	$7,234	$38,059	$6,108	$55,196	$61,304

     We have reclassified the income and expenses attributable to all properties sold and attributable to properties held for sale at March 31, 2010 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$1,392	$7,956
Expenses:
Interest expense	194	1,332
Property operating expenses	1,207	934
Provision for depreciation	194	3,128

Income (loss) from discontinued operations, net	$(203)	$2,562

6. Real Estate Loans Receivable
     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2010			March 31, 2009
	Senior Housing	Medical		Senior Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$634	$—	$634	$296	$—	$296
Draws on existing loans	10,517	—	10,517	5,193	745	5,938

Net cash advances on real estate loans	11,151	—	11,151	5,489	745	6,234
Receipts on real estate loans receivable:
Loan payoffs	1,599	—	1,599	—	—	—
Principal payments on loans	3,067	—	3,067	7,956	446	8,402

Total receipts on real estate loans	4,666	—	4,666	7,956	446	8,402

Net advances (receipts) on real estate loans	$6,485	$—	$6,485	$(2,467)	$299	$(2,168)

7. Investments in Unconsolidated Joint Ventures
     During the three months ended March 31, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). We acquired a 49% interest in a six-building life science campus with approximately 1.1 million square feet located in University Park in Cambridge, MA, which is immediately adjacent to the campus of the Massachusetts Institute of Technology. The portfolio is 100% leased and includes affiliates of investment grade pharmaceutical and research tenants such as

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Novartis, Genzyme, Millennium (a subsidiary of Takeda Pharmaceuticals), and Brigham and Women’s Hospital. Forest City Enterprises self-developed the portfolio and will continue to manage it on behalf of the joint venture. The life science campus is part of a mixed-use project that includes a 210-room hotel, 674 residential units, a grocery store, restaurants and retail.
     In connection with this transaction, we invested $159,981,000 of cash which is recorded as an equity investment on the balance sheet. Our share of the non-recourse secured debt assumed by the joint venture was approximately $142,190,000 with weighted-average interest rates of 7.2%. The results of operations for these properties have been included in our consolidated results of operations from the date of acquisition by the joint venture and are reflected in our income statement as income from unconsolidated joint ventures. The aggregate remaining unamortized basis difference of our investment in this joint venture of $23,754,000 at March 31, 2010 is primarily attributable to real estate and related intangible assets and will be amortized over the life of the related properties and included in the reported amount of income from unconsolidated joint ventures.
8. Customer Concentration
     The following table summarizes certain information about our customer concentration as of March 31, 2010 (dollars in thousands):

	Number of	Total	Percent of
Concentration by investment:(1)	Properties	Investment(2)	Investment(3)

Senior Living Communities, LLC	11	$531,942	8%
Aurora Health Care, Inc.	18	312,839	5%
Brookdale Senior Living, Inc.	86	308,396	5%
Signature Healthcare LLC	32	267,390	4%
Emeritus Corporation	21	239,739	4%
Remaining portfolio	440	5,005,879	74%

Totals	608	$6,666,185	100%

(1)	All of our top five customers, except for Aurora Health Care, Inc., are in our senior housing and care segment.

(2)	Includes our share of unconsolidated joint venture investment of $325,925,000. Please see Note 7 for additional information.

(3)	Investments with our top five customers comprised 24% of total investments at December 31, 2009.
9. Borrowings Under Line of Credit Arrangement and Related Items
     At March 31, 2010, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1,150,000,000, which is scheduled to expire on August 5, 2011 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.85% at March 31, 2010). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at March 31, 2010. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at March 31, 2010. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement.
     The following information relates to aggregate borrowings under the unsecured line of credit arrangement for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Balance outstanding at quarter end	$425,000	$335,000
Maximum amount outstanding at any month end	$425,000	$559,000
Average amount outstanding (total of daily principal balances divided by days in period)	$283,111	$417,000
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	1.47%	1.62%

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. Senior Unsecured Notes and Secured Debt
     We have $1,677,518,000 of senior unsecured notes with annual stated interest rates ranging from 3.00% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $1,702,129,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 11 for further discussion regarding derivative instruments.
     During the three months ended December 31, 2006, we issued $345,000,000 of 4.75% senior unsecured convertible notes due December 2026, generating net proceeds of $337,517,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 20.8833 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $47.89 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2011, December 1, 2016 and December 1, 2021, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. During the three months ended March 31, 2009, we extinguished $5,000,000 of these notes and recognized a gain of $446,000. During the three months ended March 31, 2010, we extinguished $129,393,000 of these notes, recognized a loss of $5,480,000 and paid $12,758,000 to reacquire the equity component of convertible debt. As of March 31, 2010, we had $210,607,000 of these notes outstanding.
     In July 2007, we issued $400,000,000 of 4.75% senior unsecured convertible notes due July 2027, generating net proceeds of $388,943,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of our common stock at an initial conversion rate of 20.0000 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $50.00 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of July 15, 2012, July 15, 2017 and July 15, 2022, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. During the three months ended March 31, 2009, we extinguished $5,000,000 of these notes and recognized a gain of $594,000. During the three months ended March 31, 2010, we extinguished $172,725,000 of these notes, recognized a loss of $12,558,000 and paid $17,353,000 to reacquire the equity component of convertible debt. As of March 31, 2010, we had $222,275,000 of these notes outstanding.
     During the three months ended March 31, 2010, we issued $342,394,000 of 3.00% senior unsecured convertible notes due December 2029, generating net proceeds of $335,212,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 19.5064 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $51.27 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2014, December 1, 2019 and December 1, 2024, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. In connection with this issuance, we recognized $21,546,000 of equity component of convertible debt.
     We have secured debt totaling $725,969,000, collateralized by owned properties, with annual stated interest rates ranging from 4.89% to 7.98%. The carrying amounts of the secured debt represent the par value of $725,809,000 adjusted for any unamortized fair value adjustments. The carrying values of the properties securing the debt totaled $1,067,247,000 at March 31, 2010. During the three months ended March 31, 2010, we assumed $106,140,000 of first mortgage loans with an average rate of 7.35% secured by 17 medical office buildings.
     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2010, we were in compliance with all of the covenants under our debt agreements.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     At March 31, 2010, the annual principal payments due on these debt obligations are as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1)	Debt (1)	Totals
2010	$—	$12,671	$12,671
2011	—	17,526	17,526
2012	76,853	24,010	100,863
2013	300,000	73,147	373,147
2014	—	133,991	133,991
Thereafter	1,325,276	464,464	1,789,740

Totals	$1,702,129	$725,809	$2,427,938

(1)	Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
11. Derivative Instruments
     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to manage the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. Derivates are recorded at fair value on the balance sheet as assets or liabilities. The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values of our derivatives are estimated by pricing models that consider the forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.
     The following is a summary of the fair value of our derivative instruments (dollars in thousands):

	Balance Sheet	Fair Value
	Location	March 31, 2010	December 31, 2009
Cash flow hedge interest rate swaps	Other liabilities	$3,632	$2,381
Cash Flow Hedges
     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $2,977,000 of losses, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.
     The following presents the impact of derivative instruments on the statement of operations and OCI for the periods presented (dollars in thousands):

		Three Months Ended
	Location	March 31, 2010	March 31, 2009
Gain (loss) on interest rate swap recognized in OCI (effective portion)	n/a	$(2,054)	$(40)
Gain (loss) reclassified from AOCI into income (effective portion)	Interest expense	(804)	—
Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Realized loss	—	—
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Fair Value Hedges
     For derivative instruments that are designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged risk are recognized in current earnings. There were no outstanding fair value hedges at March 31, 2010 or December 31, 2009.
12. Commitments and Contingencies
     We have two outstanding letters of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation to provide the letters of credit terminates in 2013. At March 31, 2010, our obligation under the letters of credit was $4,200,000.
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide liability and property insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2013. At March 31, 2010, our obligation under the letter of credit was $1,000,000.
     We have an outstanding letter of credit issued for the benefit of a village in Illinois that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a property. Our obligation to provide the letter of credit terminates in November 2010. At March 31, 2010, our obligation under the letter of credit was $129,057.
     At March 31, 2010, we had outstanding construction financings of $374,849,000 for leased properties and were committed to providing additional financing of approximately $193,876,000 to complete construction. At March 31, 2010, we had contingent purchase obligations totaling $12,482,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon an operator satisfying certain conditions such as payment coverage and value tests. Rents due from the tenant are increased to reflect the additional investment in the property.
     At March 31, 2010, we had operating lease obligations of $187,255,000 relating to certain ground leases and company office space. We incurred rental expense relating to our company office space of $333,000 for the three months ended March 31, 2010, as compared to $297,000 for the same period in 2009. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At March 31, 2010, aggregate future minimum rentals to be received under these noncancelable subleases totaled $32,410,000.
     At March 31, 2010, future minimum lease payments due under operating leases are as follows (in thousands):

2010	$3,502
2011	4,749
2012	4,429
2013	4,441
2014	4,463
Thereafter	165,671

Totals	$187,255

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. Stockholders’ Equity
     The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	March 31, 2010	December 31, 2009
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	11,450,107	11,474,093
Outstanding shares	11,450,107	11,474,093

Common Stock, $1.00 par value:
Authorized shares	225,000,000	225,000,000
Issued shares	124,265,589	123,583,242
Outstanding shares	123,982,913	123,385,317
     Preferred Stock. During the three months ended March 31, 2009, certain holders of our Series G Cumulative Convertible Preferred Stock converted 40,600 shares into 29,056 shares of our common stock, leaving 400,713 of such shares outstanding at March 31, 2009. During the three months ended March 31, 2010, certain holders of our Series G Cumulative Convertible Preferred Stock converted 23,986 shares into 17,166 shares of our common stock, leaving 375,727 of such shares outstanding at March 31, 2010.
     Common Stock. The following is a summary of our common stock issuances during the three months ended March 31, 2010 and 2009 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
February 2009 public issuance	5,816,870	$36.85	$214,352	$210,911
2009 Dividend reinvestment plan issuances	375,813	33.21	12,482	12,482

2009 Totals	6,192,683		$226,834	$223,393

2010 Dividend reinvestment plan issuances	385,875	$42.00	$16,208	$16,208
2010 Option exercises	42,287	37.43	1,583	1,583

2010 Totals	428,162		$17,791	$17,791

     Dividends. The following is a summary of our dividend payments (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31, 2010		March 31, 2009
	Per Share	Amount	Per Share	Amount
Common Stock	$0.6800	$84,523	$0.6800	$75,986
Series D Preferred Stock	0.4922	1,969	0.4922	1,969
Series E Preferred Stock	0.3750	28	0.3750	28
Series F Preferred Stock	0.4766	3,336	0.4766	3,336
Series G Preferred Stock	0.4688	176	0.4688	191

Totals		$90,032		$81,510

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Comprehensive Income
     The following is a summary of accumulated other comprehensive income/(loss) as of the dates indicated (in thousands):

	March 31, 2010	December 31, 2009
Unrecognized losses on cash flow hedges	$(3,198)	$(1,907)
Unrecognized losses on equity investments	(460)	(550)
Unrecognized actuarial losses	(434)	(434)

Totals	$(4,092)	$(2,891)

     The following is a summary of comprehensive income/(loss) for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Unrecognized losses on cash flow hedges	$(1,291)	$(40)
Unrecognized gains (losses) on equity investments	90	(195)

Total other comprehensive income	(1,201)	(235)
Net income attributable to controlling interests	31,321	66,643

Comprehensive income attributable to controlling interests	30,120	66,408
Net and comprehensive income attributable to noncontrolling interests	373	2

Total comprehensive income	$30,493	$66,410

Other Equity
     Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $973,000 for the three months ended March 31, 2010, as compared to $1,082,000 for the same period in 2009.
14. Stock Incentive Plans
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
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2010	March 31, 2009
Dividend yield	6.28%	7.35%
Expected volatility	34.08%	29.36%
Risk-free interest rate	3.23%	2.33%
Expected life (in years)	7.0	7.0
Weighted-average fair value	$7.82	$4.38
     The dividend yield represented the dividend yield of our common stock on the dates of grant. Our computation of expected

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
volatility was based on historical volatility. The risk-free interest rates used were the 7-year U.S. Treasury Notes yield on the date of grant. The expected life was based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations regarding future employee behavior.
Option Award Activity
     The following table summarizes information about stock option activity for the three months ended March 31, 2010:

	Number of	Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000’s)	Exercise Price	Contract Life (years)	Value ($000’s)
Options at beginning of year	1,062	$37.71	8.1
Options granted	280	43.29
Options exercised	(42)	37.44
Options terminated	(3)	38.32

Options at end of period	1,297	$$38.92	7.8	$8,225

Options exercisable at end of period	526	$36.76	6.0	$4,489
Weighted average fair value of options granted during the period		$$7.82
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at March 31, 2010. During the three months ended March 31, 2010, the aggregate intrinsic value of options exercised under our stock incentive plans was $307,000 (determined as of the date of option exercise). There were no option exercises during the three months ended March 31, 2009. Cash received from option exercises under our stock incentive plans was $1,583,000 for the three months ended March 31, 2010.
     As of March 31, 2010, there was approximately $3,266,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of March 31, 2010, there was approximately $10,156,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years.
     The following table summarizes information about non-vested stock incentive awards as of March 31, 2010 and changes for the three months ended March 31, 2010:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value
Non-vested at December 31, 2009	675	$5.44	405	$40.26
Vested	(181)	5.91	(228)	42.05
Granted	280	7.82	239	43.23
Terminated	(4)	8.38	(1)	38.55

Non-vested at March 31, 2010	770	$6.18	415	$41.00

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
15. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Numerator for basic and diluted earnings per share — net income attributable to common stockholders	$25,812	$61,119

Denominator for basic earnings per share — weighted average shares	123,270	108,214
Effect of dilutive securities:
Employee stock options	105	—
Non-vested restricted shares	415	410

Dilutive potential common shares	520	410

Denominator for diluted earnings per share — adjusted weighted average shares	123,790	108,624

Basic earnings per share	$0.21	$0.56

Diluted earnings per share	$0.21	$0.56

     The diluted earnings per share calculations exclude the dilutive effect of 381,000 and 1,098,000 stock options for the three months ended March 31, 2010 and March 31, 2009, respectively, because the exercise prices were less than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock, the Series G Cumulative Convertible Preferred Stock, and outstanding convertible senior unsecured notes were not included in these calculations as the effect of the conversions into common stock was anti-dilutive for the relevant periods presented.
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
Available-for-sale Equity Investments — Available-for-sale equity investments are recorded at their fair value.
Borrowings Under Unsecured Lines of Credit Arrangements — The carrying amount of the unsecured line of credit arrangement approximates fair value because the borrowings are interest rate adjustable.
Senior Unsecured Notes — The fair value of the senior unsecured notes payable was estimated based on publicly available trading prices.
Secured Debt — The fair value of fixed rate secured debt is estimated by discounting the estimated future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities. The carrying amount of variable rate secured debt approximates fair value because the borrowings are interest rate adjustable.
Interest Rate Swap Agreements — Interest rate swap agreements are recorded as assets or liabilities on the balance sheet at fair market value. Fair market value is estimated by utilizing pricing models that consider forward yield curves and discount rates.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Mortgage loans receivable	$85,166	$84,524	$74,517	$74,765
Other real estate loans receivable	359,291	357,997	352,846	354,429
Available-for-sale equity investments	1,139	1,139	1,050	1,050
Cash and cash equivalents	36,558	36,558	35,476	35,476

Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$425,000	$425,000	$140,000	$140,000
Senior unsecured notes	1,677,518	1,836,182	1,653,027	1,762,129
Secured debt	725,969	734,765	620,995	623,266
Interest rate swap agreements	3,632	3,632	2,381	2,381
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

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$1,139	$1,139	$—	$—
Interest rate swap agreements(2)	(3,632)	—	(3,632)	—

Totals	$(2,493)	$1,139	$(3,632)	$—

(1)	Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Please see Note 11 for additional information.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
17. Segment Reporting
     We invest in senior housing and health care real estate. We evaluate our business and make resource allocations on our two business segments — senior housing and care and medical facilities. Our primary senior housing and care property types include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and combinations thereof. Under the senior housing and care segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our primary medical facility property types include medical office buildings, hospitals and life science buildings. Our medical office buildings are typically leased to multiple tenants and generally require a certain level of property management. Our hospital investments are structured similar to our senior housing and care investments. Our life science investments are currently held in an unconsolidated joint venture (see Note 7 for additional information). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009). There are no intersegment sales or transfers. We evaluate performance based upon net operating income of the combined properties in each segment. Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income.
     During the three months ended March 31, 2010, we changed the names of our segments and reclassified certain assets and related revenues. All hospitals that were formerly classified as investment properties have been reclassified to medical facilities. Accordingly, we have reclassified the following prior period amounts to be consistent with the current year classification: (i) rental income of $12,677,000; (ii) interest income of $1,230,000; (iii) other income of $103,000; (iv) real estate depreciation/amortization of $3,668,000; and (v) total assets of $586,117,000.
     Summary information for the reportable segments during the three months ended March 31, 2010 and 2009 is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income (1)	Income	Income	Revenues (1)	Expenses (1)	Income(2)	Amortization(1)	Expense(1)	Assets
Three Months Ended March 31, 2010
Senior housing and care	$93,238	$8,575	$494	$102,307	$—	$102,307	$26,399	$4,671	$4,123,216
Medical facilities(3)	50,869	473	271	51,613	13,720	37,893	17,182	5,577	2,559,986
Non-segment/Corporate	—	—	231	231	—	231	—	19,737	91,176

	$144,107	$9,048	$996	$154,151	$13,720	$140,431	$43,581	$29,985	$6,774,378

Three Months Ended March 31, 2009
Senior housing and care	$89,435	$8,723	$792	$98,950	$—	$98,950	$25,615	$1,644
Medical facilities	45,930	1,230	316	47,476	11,983	35,493	15,711	5,213
Non-segment/Corporate	—	—	376	376	—	376	—	21,154

	$135,365	$9,953	$1,484	$146,802	$11,983	$134,819	$41,326	$28,011

(1)	Includes amounts from discontinued operations.

(2)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

(3)	Excludes amounts related to our life science buildings held in an unconsolidated joint venture. Please see Note 7 for additional information.
18. Subsequent Events
     Senior Unsecured Notes. On April 7, 2010, we completed the issuance of $300,000,000 of 6.125% senior unsecured notes due April 15, 2020. The notes were priced to yield 6.22% and we generated approximately $295,441,000 of net proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2009, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Executive Summary
Company Overview
     Health Care REIT, Inc. is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of March 31, 2010:

	Investments	Percentage of	Number of	# Beds/Units	Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.	metric(1)	States
Senior housing facilities	$2,546,029	38.1%	229	18,199 units	$ 140,580 per unit	33
Skilled nursing facilities	1,457,083	21.9%	207	27,923 beds	52,182 per bed	26
Hospitals	673,271	10.1%	29	1,716 beds	460,437 per bed	13
Medical office buildings	1,663,877	25.0%	137	7,028,449 sq. ft.	246 per sq. ft.	23
Life science buildings(2)	325,925	4.9%	6		n/a	1

Totals	$6,666,185	100.0%	608			39

(1)	Investment per metric was computed by using the total investment amount of $6,534,136,000, which includes net real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $6,340,260,000 and $193,876,000, respectively.

(2)	Includes our share of unconsolidated joint venture investments. Please see Note 7 to our unaudited financial statements for additional information.
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
Health Reform Laws
     In March 2010, the President signed into law The Patient Protection and Affordable Care Act (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (the “Reconciliation Act”), which amends the PPACA (collectively, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may impact us directly and that may impact the operators and tenants of our properties. Some of the provisions of these laws may have a positive impact on operators’ or tenants’ revenues, by increasing coverage of uninsured individuals for example, while others will have a negative impact on the reimbursement of our operators or tenants, for example, by altering the market basket adjustments for certain types of health care facilities. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants in the event of one or more violations of the federal health care laws. In addition, there are provisions that impact the health coverage that we and our operators and tenants provide to our respective employees.
     Impact to Reimbursement of the Operators and Tenants of Our Properties. The Health Reform Laws provide for various changes to the reimbursement that our operators and tenants may receive. One such change is a reduction to the market basket adjustments for inpatient acute hospitals, long-term care hospitals, inpatient rehabilitation facilities, home health agencies, psychiatric hospitals, hospice care and outpatient hospitals. Beginning in 2010, the otherwise applicable percentage increase to the market basket for inpatient acute hospitals will decrease. Beginning in 2012, inpatient acute hospitals will also face a downward adjustment of the annual percentage increase to the market basket rate by a “productivity adjustment.” The productivity adjustment may cause the annual percentage increase to be less than zero, which would mean that inpatient acute hospitals could face payment rates for a fiscal year that are less than the payment rates for the preceding year.
     A similar productivity adjustment also applies to skilled nursing facilities beginning in 2012, which means that the payment rates for skilled nursing facilities may decrease from one year to the next. Long-term care hospitals will face a specified percentage decrease in their annual update for discharges beginning in 2010. Additionally, beginning in 2012, long-term care hospitals will be subject to the productivity adjustments, which may decrease the federal payment rates for long-term care hospitals. Similar productivity adjustments and other adjustments to payment rates will apply to inpatient rehabilitation facilities, psychiatric hospitals and outpatient hospitals beginning in 2010.
     The Health Reform Laws revise other reimbursement provisions that may affect our business. The PPACA calls for a one year extension of the exceptions for medical therapy caps. These exceptions are now applicable though December 31, 2010. The Health

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Reform Laws also reduce states’ Medicaid disproportionate share hospital (“DSH”) allotments starting in 2014. These allotments would have provided additional funding for DSH hospitals that are operators or tenants of our properties, and thus, any reduction might negatively impact these operators or tenants.
     Additionally, beginning in fiscal year 2015, payments will decrease to hospitals for treatment associated with hospital acquired conditions. This decreased payment rate may negatively impact our operators or tenants. The Health Reform Laws also call for reductions in payments for discharges beginning October 2012 in order to account for excess readmissions. While the exact amount of the reduction is not yet known, a reduction in payments to our operators or tenants may affect their ability to make payments to us.
     The PPACA additionally calls for the creation of the Independent Payment Advisory Board, which will be responsible for establishing payment polices, including recommendations in the event that Medicare costs exceed a threshold. Proposals for recommendations submitted prior to December 31, 2018 may not include recommendations that would reduce payments for hospitals, skilled nursing facilities, and physicians, among other providers, prior to December 31, 2019. The Health Reform Laws also create other devices that could permit significant changes to payment. For example, The Center for Medicare and Medicaid Innovation has been created to test innovative payment and service delivery models to reduce program expenditures through the use of demonstration programs that can waive existing reimbursement methodologies. The Health Reform Laws also provide additional Medicaid funding to states for expansion of coverage to certain financially-eligible individuals beginning in 2014.
     Additionally, the Health Reform Laws delay until at least October 1, 2011 the implementation of the Resource Utilization Group, Version Four (“RUG-IV”) that would revise the payment classification system for skilled nursing facilities. The Health Reform Laws also extend certain payment rules related to long-term acute care hospitals found in the Medicare, Medicaid, and SCHIP Extension Act of 2007.
     Finally, many other changes resulting from the Health Reform Laws, or implementing regulations or guidance may negatively impact our operators or tenants. We will continue to evaluate the Health Reform Laws and implementing regulations and guidance to determine other potential effects of the reform.
     Impact to Fraud and Abuse Provisions. The Health Reform Laws revise fraud and abuse provisions that will affect our operators and tenants. Specifically, the PPACA allows for up to treble damages under the False Claims Act for violations related to state-based health insurance exchanges authorized by the Health Reform Laws, which will be implemented beginning in 2014. The Health Reform Laws also impose new civil monetary penalties for false statements or actions that lead to delayed inspections, with penalties of up to $15,000 per day for failure to grant timely access and up to $50,000 for a knowing violation. The Health Reform laws also provide for additional funding to investigate and prosecute health care fraud and abuse.
     Additionally, provisions of Title VI of PPACA are designed to increase transparency and program integrity by skilled nursing facilities, other nursing facilities and similar providers. Specifically, skilled nursing facilities and other providers and suppliers will be required to institute compliance and ethics programs. Additionally, the PPACA makes it easier for consumers to file complaints against nursing homes by mandating that states establish complaint websites. The provisions calling for increased transparency will increase the administrative burden and costs on these providers. The increased penalties for violations of fraud and abuse provisions could have a negative impact on these providers if they are subject to the penalties.
     Impact to the Health Care Plans Offered to Our Employees. The Health Reform Laws will affect employers that provide health plans to their employees. The new laws will change the tax treatment of the Medicare Part D retiree drug subsidy and extend dependent coverage for dependents up to age 26, among other changes. We are evaluating our health care plans in light of these changes. These changes may affect our operators and tenants as well.
Medicare Program Reimbursement Changes
     On May 4, 2010, the Centers for Medicare and Medicaid Services (“CMS”) published in the Federal Register its proposed rule updating, in part, the inpatient prospective payment system (“IPPS”) for long-term care hospitals for fiscal year 2011. Due to the timing of the passage of the Health Reform Laws, the proposed rule does not reflect any changes enacted by that legislation. CMS will issue separate rulemaking to the extent the Health Reform Laws affect any policies in the proposed rule.
     The proposed rule decreases the standard federal rate for prospective payment to long-term care hospitals by 0.1%, which includes a proposed market basket adjustment increase of 2.4% and a coding adjustment decrease of 2.5%. Based on CMS data from 421 long-term care hospitals, CMS estimates that the proposed changes to the IPPS will result in an increase in estimated payments of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
approximately $41 million. CMS also proposed to change the amounts and factors used to determine the rates for Medicare acute care hospital inpatient services for operating costs and capital related costs.
     The impact that these changes to the IPPS will have on our operators and tenants is unclear because the proposed changes are subject to revision by CMS in the final rule codifying revisions to the IPPS. We will evaluate the financial impact of any changes to the IPPS to our operators or tenants and to us once CMS promulgates its final rule, which is scheduled to be published by August 1, 2010.
     Additionally, CMS adjusts annually the Medicare Physician Fee Schedule payment rates based on an update formula that includes application of the Sustainable Growth Rate (“SGR”). This annual adjustment has been negative since 2002. However, in April 2010, Congress passed stays of the negative update to the SGR for the period beginning January 1, 2010 and ending May 31, 2010.
Economic Outlook
     Beginning in late 2007, the U.S. and global economy entered a serious recession. Although there has been some recent optimism, the current economic environment continues to be characterized by a severe residential housing slump, depressed commercial real estate valuations, weakened consumer confidence, rising unemployment and concerns regarding inflation, deflation and stagflation. Numerous financial systems around the globe have become illiquid and banks have become less willing to lend to other banks and borrowers. Further, capital markets have become and remain volatile as risk is repriced and investments are revalued. Uncertainty remains in terms of the depth and duration of these adverse economic conditions.
     The conditions described above created an environment of limited capital availability and increasing capital costs. This was most evident in the credit markets, where lending institutions cut back on loans, tightened credit standards and significantly increased interest rate spreads. The equity markets were characterized by sporadic accessibility until late 2008, when share prices in most sectors declined significantly. Continued volatility in the capital markets could limit our ability to access debt or equity funds which, in turn, could impact our ability to finance future investments and react to changing economic and business conditions. This difficult operating environment also may make it more difficult for some of our operators/tenants to meet their obligations to us.
     During 2008, our focus gradually shifted from investment to capital preservation. To that end, our efforts in 2009 were directed towards liquidity, portfolio management and investment strategy. These elements remain an important part of our strategy in 2010.
•	Liquidity. Liquidity has become increasingly important and we have concentrated our efforts on further strengthening our balance sheet. We raised over $1 billion in funds during each of 2008 and 2009 from a combination of common stock offerings, our dividend reinvestment plan, our equity shelf program, property sales and loan payoffs. We generated an additional $56 million from these sources during the three months ended March 31, 2010. As always, we will continue to closely monitor the credit and capital markets for opportunities to raise reasonably priced capital.

•	Portfolio Management. Our investment approach has produced a portfolio that is very diverse with strong property level payment coverages. Yet, today’s adverse economic conditions can negatively impact even the strongest portfolio. Our portfolio management program is designed to maintain our portfolio’s strength through a combination of extensive industry research, stringent origination and underwriting protocols and a rigorous asset management process.

•	Investment Strategy. We expect to fund our ongoing development projects and will continue to evaluate new investments. We remain focused on strengthening our existing customer relationships, cultivating new relationships, preserving liquidity and taking advantage of attractive investment opportunities, including acquisitions and joint venture investments.
Business Strategy
     Our primary objectives are to protect stockholder capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders as a result of annual increases in rental and interest income and portfolio growth. To meet these objectives, we invest across the full spectrum of senior housing and health care real estate and diversify our investment portfolio by property type, customer and geographic location.
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
     For the three months ended March 31, 2010, rental income and interest income represented 93% and 6% respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We expect to complete gross new investments of $1.0 to $1.4 billion in 2010, comprised of acquisitions/joint ventures totaling $700 million to $1.0 billion and funded new development of $300 million to $400 million. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $300 million during 2010. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured line of credit arrangement. At March 31, 2010, we had $36,558,000 of cash and cash equivalents, $17,692,000 of restricted cash and $725,000,000 of available borrowing capacity under our unsecured line of credit arrangement.
Key Transactions in 2010
     We have completed the following key transactions to date in 2010:
•	our Board of Directors approved a quarterly cash dividend of $0.68 per common share, which is consistent with the quarterly dividend paid for 2009. The dividend declared for the quarter ended March 31, 2010 represents the 156th consecutive quarterly dividend payment;

•	we completed $584,712,000 of gross investments and had $32,940,000 of investment payoffs during the three months ended March 31, 2010;

•	we issued $342,394,000 of 3.00% convertible senior unsecured notes due 2029 and repurchased $302,118,000 of 4.75% convertible senior unsecured notes due 2026 and 2027 in March 2010; and

•	we issued $300,000,000 of 6.125% senior unsecured notes due 2020 with net proceeds of $295,441,000 in April 2010.
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2009	2009	2009	2009	2010
Net income attributable to common stockholders	$61,119	$59,240	$19,130	$31,700	$25,812
Funds from operations	85,322	89,207	60,933	56,290	63,087
Net operating income	134,819	133,228	133,964	145,667	143,055

Per share data (fully diluted):
Net income attributable to common stockholders	$0.56	$0.53	$0.17	$0.26	$0.21
Funds from operations	0.79	0.80	0.53	0.46	0.51
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

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,
	2009		2009		2009		2009		2010
Debt to book capitalization ratio	43%		44%		39%		39%		43%
Debt to undepreciated book capitalization ratio	39%		40%		35%		35%		39%
Debt to market capitalization ratio	41%		40%		31%		30%		32%

Interest coverage ratio	3.88	x	3.74	x	2.63	x	3.21	x	3.08	x
Fixed charge coverage ratio	3.18	x	3.07	x	2.16	x	2.57	x	2.44	x
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	March 31,	June 30,	September 30,	December 31,	March 31,
	2009	2009	2009	2009	2010
Asset mix:
Real property	92%	92%	92%	93%	93%
Real estate loans receivable	8%	8%	8%	7%	7%

Investment mix:(1)
Senior housing facilities	40%	40%	40%	42%	38%
Skilled nursing facilities	27%	26%	26%	25%	22%
Hospitals	10%	10%	11%	10%	10%
Medical office buildings	23%	24%	23%	23%	25%
Life science buildings	0%	0%	0%	0%	5%

Customer mix:(1)
Senior Living Communities, LLC	6%	6%	7%	7%	8%
Aurora Health Care, Inc.					5%
Brookdale Senior Living Inc	5%	5%	5%	5%	5%
Signature Healthcare LLC	5%	5%	5%	5%	4%
Emeritus Corporation	4%	4%	4%	4%	4%
Life Care Centers of America, Inc.	5%	4%	3%	3%
Remaining customers	75%	76%	76%	76%	74%

Geographic mix:(1)
Florida	14%	13%	13%	12%	12%
Massachusetts	7%	7%	7%	7%	11%
Texas	11%	11%	11%	11%	10%
California	8%	8%	8%	9%	9%
Wisconsin					7%
Ohio			5%	6%
Tennessee	5%	5%
Remaining states	55%	56%	56%	55%	51%

(1)	Includes our share of unconsolidated joint venture investments.
     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.
Portfolio Update
     Net operating income. The primary performance measure for our properties is net operating income (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our net operating income for the periods indicated (in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2009	2009	2009	2009	2010
Net operating income:
Senior housing and care	$98,950	$100,137	$99,252	$101,024	$102,307
Medical facilities(1)	35,493	32,729	34,512	44,411	40,517
Non-segment/corporate	376	362	200	232	231

Net operating income	$134,819	$133,228	$133,964	$145,667	$143,055

(1)	Includes our share of net operating income from unconsolidated joint ventures.
     Payment coverage. Payment coverage of our operators continues to remain strong. Our overall payment coverage is at 1.99 times. The table below reflects our recent historical trends of portfolio coverage. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization and rent (but after imputed management fees) to contractual rent or interest due us.

	December 31, 2007		December 31, 2008		December 31, 2009
	CBMF	CAMF	CBMF	CAMF	CBMF	CAMF
Senior housing facilities	1.56x	1.34x	1.49x	1.27x	1.49x	1.28x
Skilled nursing facilities	2.26x	1.66x	2.25x	1.64x	2.29x	1.68x
Hospitals	2.64x	2.07x	2.36x	1.95x	2.39x	2.07x

Weighted averages	1.99x	1.55x	1.97x	1.53x	1.99x	1.57x
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
     The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended		Change
	March 31, 2010	March 31, 2009	$	%
Cash and cash equivalents at beginning of period	$35,476	$23,370	$12,106	52%
Cash provided from operating activities	92,488	94,422	(1,934)	-2%
Cash provided from (used in) investing activities	(291,863)	20,080	(311,943)	n/a
Cash provided from (used in) financing activities	200,457	(118,692)	319,149	n/a

Cash and cash equivalents at end of period	$36,558	$19,180	$17,378	91%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to an increase in net

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
income, excluding gains/losses on sales of properties, depreciation and amortization and debt extinguishment charges. These items are discussed below in “Results of Operations.” The following is a summary of our straight-line rent and above/below market lease amortization (dollars in thousands):

	Three Months Ended		Change
	March 31, 2010	March 31, 2009	$	%
Gross straight-line rental income	$4,453	$5,030	$(577)	-11%
Cash receipts due to real property sales	—	(1,705)	1,705	-100%
Prepaid rent receipts	(1,738)	(6,184)	4,446	-72%
Amortization related to below (above) market leases, net	487	356	131	37%

	$3,202	$(2,503)	$5,705	n/a

     Gross straight-line rental income represents the non-cash difference between contractual cash rent due and the average rent recognized pursuant to U.S. GAAP for leases with fixed rental escalators, net of collectability reserves. This amount is positive in the first half of a lease term (but declining every year due to annual increases in cash rent due) and is negative in the second half of a lease term. The fluctuation in cash receipts due to real property sales is attributable to the lack of straight-line rent receivable balances on properties sold during the current year. The fluctuation in prepaid rent receipts is primarily due to changes in prepaid rent received at certain construction projects.
     Investing Activities. The changes in net cash used in investing activities are primarily attributable to net changes in real property and real estate loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Three Months Ended
	March 31, 2010		March 31, 2009
	Properties	Amount	Properties	Amount
Real property acquisitions:
Medical office buildings	17	$223,152	—	$—

Total acquisitions	17	223,152	—	—
Less: Assumed debt		(108,244)		—
Assumed other assets (liabilities), net		(31,048)		—

Cash disbursed for acquisitions		83,860		—
Construction in progress additions		70,491		152,127
Capital improvements to existing properties		7,460		7,569

Total cash invested in real property		161,811		159,696

Real property dispositions:
Senior housing facilities	—	—	1	3,427
Skilled nursing facilities	2	25,097	—	—
Hospitals	—	—	2	40,841
Medical office buildings	2	6,244	—	—

Total dispositions	4	31,341	3	44,268
Less: Gains (losses) on sales of real property		6,718		17,036

Proceeds from real property sales		38,059		61,304

Net cash investments in real property	13	$123,752	(3)	$98,392

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31, 2010			March 31, 2009
	Senior Housing	Medical		Senior Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$634	$—	$634	$296	$—	$296
Draws on existing loans	10,517	—	10,517	5,193	745	5,938

Net cash advances on real estate loans	11,151	—	11,151	5,489	745	6,234
Receipts on real estate loans receivable:
Loan payoffs	1,599	—	1,599	—	—	—
Principal payments on loans	3,067	—	3,067	7,956	446	8,402

Total receipts on real estate loans	4,666	—	4,666	7,956	446	8,402

Net advances (receipts) on real estate loans	$6,485	$—	$6,485	$(2,467)	$299	$(2,168)

     The contributions to unconsolidated joint ventures represent $159,981,000 of cash invested by us in the joint venture with Forest City Enterprises. Please see Note 7 to our unaudited financial statements for additional information.
     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common stock and dividend payments.
     For the three months ended March 31, 2010, we had a net increase of $285,000,000 on our unsecured line of credit arrangement as compared to a net decrease of $235,000,000 for the same period in 2009. The changes in our senior unsecured notes are due to (i) the issuance of $342,394,000 of convertible senior unsecured notes in March 2010; (ii) the repurchase of $302,118,000 of convertible senior unsecured notes in March 2010; and (iii) the extinguishment of $21,723,000 of various senior unsecured notes in March 2009.
     The following is a summary of our common stock issuances for the three months ended March 31, 2010 and 2009 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
February 2009 public issuance	5,816,870	$36.85	$214,352	$210,911
2009 Dividend reinvestment plan issuances	375,813	33.21	12,482	12,482

2009 Totals	6,192,683		$226,834	$223,393

2010 Dividend reinvestment plan issuances	385,875	$42.00	$16,208	$16,208
2010 Option exercises	42,287	37.43	1,583	1,583

2010 Totals	428,162		$17,791	$17,791

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increase in dividends is primarily attributable to an increase in our common stock. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2010		March 31, 2009
	Per Share	Amount	Per Share	Amount
Common Stock	$0.6800	$84,523	$0.6800	$75,986
Series D Preferred Stock	0.4922	1,969	0.4922	1,969
Series E Preferred Stock	0.3750	28	0.3750	28
Series F Preferred Stock	0.4766	3,336	0.4766	3,336
Series G Preferred Stock	0.4688	176	0.4688	191

Totals		$90,032		$81,510

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Off-Balance Sheet Arrangements
     During the three months ended March 31, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). In connection with this transaction, we invested $159,981,000 of cash which is recorded as an equity investment on the balance sheet. Our share of the non-recourse secured debt assumed by the joint venture was approximately $142,190,000 with weighted-average interest rates of 7.2%. Please see Note 7 to our unaudited consolidated financial statements for additional information.
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
     At March 31, 2010, we had four outstanding letter of credit obligations totaling $5,329,057 and expiring between 2010 and 2013. Please see Note 12 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
     The following table summarizes our payment requirements under contractual obligations as of March 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Unsecured line of credit arrangement	$425,000	$—	$425,000	$—	$—
Senior unsecured notes(1)	1,702,129	—	76,853	300,000	1,325,276
Secured debt(1)	725,809	12,671	41,536	207,138	464,464
Contractual interest obligations	1,048,035	104,502	242,553	199,352	501,628
Operating lease obligations	187,255	3,502	9,178	8,904	165,671
Purchase obligations	206,358	45,675	160,683	—	—
Other long-term liabilities	5,170	299	1,065	1,903	1,903

Total contractual obligations	$4,299,756	$166,649	$956,868	$717,297	$2,458,942

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
     At March 31, 2010, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1.15 billion, which is scheduled to expire on August 5, 2011. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.85% at March 31, 2010). The applicable margin is based on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.6% at March 31, 2010. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on our ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services and was 0.15% at March 31, 2010. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. At March 31, 2010, we had $425,000,000 outstanding under the unsecured line of credit arrangement and estimated total contractual interest obligations of $4,759,000. Contractual interest obligations are estimated based on the assumption that the balance of $425,000,000 at March 31, 2010 is constant until maturity at interest rates in effect at March 31, 2010.
     We have $1,702,129,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 3.00% to 8.00%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $846,367,000 at March 31, 2010. A total of $775,276,000 of our senior unsecured notes are convertible notes that also contain put features. Please see Note 10 to our unaudited consolidated financial statements for additional information.
     Additionally, we have secured debt with total outstanding principal of $725,809,000, collateralized by owned properties, with fixed annual interest rates ranging from 4.89% to 7.98%, payable monthly. The carrying values of the properties securing the debt totaled $1,067,247,000 at March 31, 2010. Total contractual interest obligations on secured debt totaled $196,909,000 at March 31, 2010.
     At March 31, 2010, we had operating lease obligations of $187,255,000 relating primarily to ground leases at certain of our properties and office space leases.
     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At March 31, 2010, we had outstanding construction financings of $374,849,000 for leased properties and were committed to providing additional

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
financing of approximately $193,876,000 to complete construction. At March 31, 2010, we had contingent purchase obligations totaling $12,482,000. These contingent purchase obligations primarily relate to deferred acquisition fundings and capital improvements. Deferred acquisition fundings are contingent upon a tenant satisfying certain conditions in the lease. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.
     Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and certain non-compete agreements. We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the company are anticipated for the 2010 fiscal year. Benefit payments are expected to total $4,758,000 during the next five fiscal years and no benefit payments are expected to occur during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $3,432,000 and $3,287,000 at March 31, 2010 and December 31, 2009, respectively.
     In connection with the Windrose merger, we entered into consulting agreements with Fred S. Klipsch and Frederick L. Farrar, which expired in December 2008. We entered into a new consulting agreement with Mr. Farrar in December 2008, which expired in December 2009. Each consultant has agreed not to compete with us for a period of two years following the expiration of the agreement. In exchange for complying with the covenant not to compete, Messers. Klipsch and Farrar will receive eight quarterly payments of $75,000 and $37,500, respectively, with the first payment to be made on the date of expiration of the agreement. The first payment to Mr. Klipsch was made in December 2008. The first payment to Mr. Farrar was made in January 2010.
Capital Structure
     As of March 31, 2010, we had stockholders’ equity of $3,759,916,000 and a total outstanding debt balance of $2,828,487,000, which represents a debt to total book capitalization ratio of 43%. Our ratio of debt to market capitalization was 32% at March 31, 2010. For the three months ended March 31, 2010, our interest coverage ratio was 3.08x. For the three months ended March 31, 2010, our fixed charge coverage ratio was 2.44x. Also, at March 31, 2010, we had $36,558,000 of cash and cash equivalents, $17,692,000 of restricted cash and $725,000,000 of available borrowing capacity under our unsecured line of credit arrangement.
     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2010, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services. However, under our unsecured line of credit arrangement, these ratings on our senior unsecured notes are used to determine the fees and interest charged.
     As of April 30, 2010, our senior unsecured notes were rated Baa2 (stable), BBB- (positive) and BBB (stable) by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, respectively. We plan to manage the company to maintain investment grade status with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
     On May 7, 2009, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of April 30, 2010, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,760,247 shares of common stock. As of April 30, 2010, 6,057,901 shares of common stock remained available for issuance under this registration statement. In November 2008, we entered into an Equity Distribution Agreement with UBS Securities LLC relating to the offer and sale from time to time of up to $250,000,000 aggregate amount of our common stock (“Equity Shelf Program”). As of April 30, 2010, we had $139,356,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.
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

	Three Months Ended				Change
	March 31,		March 31,
	2010		2009		Amount		%
Net income attributable to common stockholders	$25,812		$61,119		$(35,307)		-58%
Funds from operations	63,087		85,322		(22,235)		-26%
EBITDA	105,344		136,032		(30,688)		-23%
Net operating income	143,055		134,819		8,236		6%

Per share data (fully diluted):
Net income attributable to common stockholders	$0.21		$0.56		$(0.35)		-63%
Funds from operations	0.51		0.79		(0.28)		-35%

Interest coverage ratio	3.08	x	3.88	x	-0.80	x	-21%
Fixed charge coverage ratio	2.44	x	3.18	x	-0.74	x	-23%
     We evaluate our business and make resource allocations on our two business segments — senior housing and care properties and medical facilities. Please see Note 17 to our unaudited consolidated financial statements for additional information.
     Senior Housing and Care Properties
     The following is a summary of our results of operations for the senior housing and care properties segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2010	2009	$	%
Revenues:
Rental income	$92,628	$84,648	$7,980	9%
Interest income	8,575	8,723	(148)	-2%
Other income	494	792	(298)	-38%

	101,697	94,163	7,534	8%

Expenses:
Interest expense	4,535	787	3,748	476%
Depreciation and amortization	26,205	23,498	2,707	12%
Transaction costs	5,019	—	5,019	n/a
Provision for loan losses	—	140	(140)	-100%

	35,759	24,425	11,334	46%

Income from continuing operations	65,938	69,738	(3,800)	-5%
Discontinued operations:
Gain on sales of properties	5,728	2,681	3,047	114%
Income from discontinued operations, net	280	1,813	(1,533)	-85%

Discontinued operations, net	6,008	4,494	1,514	34%

Net income	$71,946	$74,232	$(2,286)	-3%

     The increase in rental income is primarily attributable to the conversion of newly constructed senior housing and care properties subsequent to March 31, 2009 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.
     Interest expense for the three months ended March 31, 2010 represents $4,671,000 of secured debt interest expense offset by interest allocated to discontinued operations. Interest expense for the three months ended March 31, 2009 represents $1,644,000 of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our senior housing and care property secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$298,492	5.998%	$94,234	6.996%
Principal payments	(1,341)	6.011%	(677)	6.982%

Ending balance	$297,151	5.997%	$93,557	6.996%

Monthly averages	$297,850	5.998%	$93,902	6.996%
     Depreciation and amortization increased primarily as a result of the conversions of newly constructed investment properties subsequent to March 31, 2009. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
     Transaction costs for the three months ended March 31, 2010 primarily represent a $5,000,000 termination fee incurred in connection with the transfer of an entrance fee property to a new operator.
     At March 31, 2010, we had four senior housing and care properties that satisfied the requirements for held for sale treatment. We did not recognize any impairment losses on these assets as the fair value less estimated costs to sell exceeded our carrying values. During the three months ended March 31, 2010, we sold two senior housing and care properties. The following illustrates the reclassification impact as a result of classifying the properties sold subsequent to January 1, 2009 or held for sale at March 31, 2010 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended
	March 31,
	2010	2009
Rental income	$610	$4,787
Expenses:
Interest expense	136	857
Provision for depreciation	194	2,117

Income from discontinued operations, net	$280	$1,813

     During the three months ended March 31, 2010, we had one reserved loan payoff resulting in a $158,000 write-off and related net reduction of the allowance balance. As a result of our quarterly evaluations, we did not further adjust our allowance for loan losses during the three months ended March 31, 2010. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed in “Critical Accounting Policies.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Medical Facilities
     The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2010	2009	$	%

Revenues:
Rental income	$50,087	$42,761	$7,326	17%
Interest income	473	1,230	(757)	-62%
Other income	271	316	(45)	-14%

	50,831	44,307	6,524	15%

Expenses:
Interest expense	5,519	4,738	781	16%
Property operating expenses	12,513	11,049	1,464	13%
Depreciation and amortization	17,182	14,700	2,482	17%
Transaction costs	2,695	—	2,695	n/a

	37,909	30,487	7,422	24%

Income from continuing operations before income taxes and income from unconsolidated joint ventures	12,922	13,820	(898)	-6%
Income tax expense	(58)	(144)	86	-60%
Income from unconsolidated joint ventures	768	—	768	n/a

Income from continuing operations	13,632	13,676	(44)	0%
Discontinued operations:
Gain (loss) on sales of properties	990	14,356	(13,366)	-93%
Income (loss) from discontinued operations, net	(483)	749	(1,232)	n/a

Discontinued operations, net	507	15,105	(14,598)	-97%

Net income (loss)	14,139	28,781	(14,642)	-51%
Less: Net income attributable to noncontrolling interests	373	2	371	18550%

Net income (loss) attributable to common stockholders	$13,766	$28,779	$(15,013)	-52%

     The increase in rental income is primarily attributable to the acquisitions and construction conversions of medical facilities subsequent to March 31, 2009 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. Interest income decreased from the prior period primarily due to a decline in outstanding balances for medical facility real estate loans. Other income is attributable to third party management fee income.
     Interest expense for the three months ended March 31, 2010 represents $5,577,000 of secured debt interest expense offset by interest allocated to discontinued operations. Interest expense for the three months ended March 31, 2009 represents $5,213,000 of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the three months ended March 31, 2010, we assumed $106,140,000 of secured debt loans in connection with the acquisition of 17 medical office buildings. The following is a summary of our medical facilities secured debt principal activity (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$314,065	5.677%	$354,145	5.799%
Debt assumed	106,140	7.352%	—	0.000%
Principal payments	(1,837)	5.875%	(1,529)	5.760%

Ending balance	$418,368	6.101%	$352,616	5.799%

Monthly averages	$366,311	5.919%	$353,412	5.799%
     The increase in property operating expenses and depreciation and amortization is primarily attributable to acquisitions and construction conversions of new medical facilities for which we incur certain property operating expenses offset by property operating expenses associated with discontinued operations.
     Transaction costs for the three months ended March 31, 2010 represent costs incurred in connection with the acquisition of 17 medical office buildings.
     Income tax expense is primarily related to third party management fee income.
     Income from unconsolidated joint ventures represents our share of net income related to our joint venture investment with Forest City Enterprises. The following is a summary of our net income from this investment for the three months ended March 31, 2010 (in thousands):

Revenues	$3,725
Operating expenses	1,101

Net operating income	2,624
Depreciation and amortization	775
Interest expense	923
Asset management fee	158

Net income	$768

     During the year ended December 31, 2009, an impairment charge of $25,223,000 was recorded to reduce the carrying value of eight medical facilities to their estimated fair value less costs to sell. In determining the fair value of the properties, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates. During the three months ended March 31, 2010, we sold two medical facilities that were held for sale. At March 31, 2010, we had six medical facilities that satisfied the requirements for held for sale treatment. We did not recognize any impairment loss on these properties in 2010 as the fair value less estimated costs to sell exceeded our carrying values. The following illustrates the reclassification impact as a result of classifying medical facilities sold subsequent to January 1, 2009 or held for sale at March 31, 2010 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended
	March 31,
	2010	2009
Rental income	$782	$3,169
Expenses:
Interest expense	58	475
Property operating expenses	1,207	934
Provision for depreciation	—	1,011

Income (loss) from discontinued operations, net	$(483)	$749

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Net income attributable to non-controlling interests primarily relates to certain joint venture properties that are consolidated in our operating results.
     Non-Segment/Corporate
     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2010	2009	$	%
Revenues:
Other income	$231	$376	$(145)	-39%
Expenses:
Interest expense	19,737	21,154	(1,417)	-7%
General and administrative	16,821	17,361	(540)	-3%
Loss on extinguishments of debt	18,038	(1,678)	19,716	n/a

	54,596	36,837	17,759	48%

Net loss from continuing operations before income taxes	(54,365)	(36,461)	(17,904)	49%
Income tax (expense) benefit	(26)	94	(120)	n/a

Net loss	(54,391)	(36,367)	(18,024)	50%
Preferred stock dividends	5,509	5,524	(15)	0%

Net loss attributable to common stockholders	$(59,900)	$(41,891)	$(18,009)	43%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.
     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2010	2009	$	%
Senior unsecured notes	$24,066	$27,705	$(3,639)	-13%
Secured debt	139	—	139	n/a
Unsecured lines of credit	1,040	1,684	(644)	-38%
Capitalized interest	(7,076)	(9,865)	2,789	-28%
SWAP savings	(40)	(40)	—	0%
Loan expense	1,608	1,670	(62)	-4%

Totals	$19,737	$21,154	$(1,417)	-7%

     The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments. The following is a summary of our senior unsecured note principal activity (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,661,853	5.557%	$1,845,000	5.782%
Debt issued	342,394	3.000%	—	0.000%
Debt extinguished	(302,118)	4.750%	(21,723)	6.504%

Ending balance	$1,702,129	5.186%	$1,823,277	5.773%

Monthly averages	$1,671,922	5.462%	$1,839,569	5.780%
     During the three months ended September 30, 2009, we completed a $10,750,000 first mortgage loan secured by a commercial real estate campus. The 10-year debt has a fixed interest rate of 6.37%.
     The change in interest expense on the unsecured line of credit arrangement is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. The following is a summary of our unsecured line of credit arrangement (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Balance outstanding at quarter end	$425,000	$335,000
Maximum amount outstanding at any month end	$425,000	$559,000
Average amount outstanding (total of daily principal balances divided by days in period)	$283,111	$417,000
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	1.47%	1.62%
     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balances outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized.
     Please see Note 11 to our unaudited consolidated financial statements for a discussion of our interest rate swap agreements and their impact on interest expense. Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense for the three months ended March 31, 2010 is consistent with the prior year.
     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three months ended March 31, 2010 and 2009 were 10.91% and 11.83%, respectively. The change from prior year is primarily related to $3,909,000 of non-recurring expenses recognized during the three months ended March 31, 2009 in connection with the departure of Raymond W. Braun who formerly served as President of the company. This was partially offset by the recognition of $2,853,000 of expenses in connection with a performance-based stock grant during the three months ended March 31, 2010.
     The change in preferred dividends is primarily attributable to preferred stock conversions into common stock. The following is a summary of our preferred stock activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	11,474,093	7.697%	11,516,302	7.696%
Shares converted	(23,986)	7.500%	(40,600)	7.500%

Ending balance	11,450,107	7.697%	11,475,702	7.697%

Monthly averages	11,462,100	7.697%	11,500,602	7.697%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The table below reflects the reconciliation of FFO to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization include provisions for depreciation and amortization from discontinued operations. Noncontrolling interest amounts represent the noncontrolling interests’ share of depreciation and amortization. Unconsolidated joint venture amounts represent our share of unconsolidated joint ventures’ depreciation and amortization. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
FFO Reconciliation:	2009	2009	2009	2009	2010

Net income attributable to common stockholders	$61,119	$59,240	$19,130	$31,700	$25,812
Depreciation and amortization	41,326	40,731	41,085	41,780	43,581
Loss (gain) on sales of properties	(17,036)	(10,677)	806	(16,487)	(6,718)
Noncontrolling interests	(87)	(87)	(88)	(703)	(363)
Unconsolidated joint ventures	—	—	—	—	775

Funds from operations	$85,322	$89,207	$60,933	$56,290	$63,087

Average common shares outstanding:
Basic	108,214	110,864	114,874	122,700	123,270
Diluted	108,624	111,272	115,289	123,105	123,790

Per share data:
Net income attributable to common stockholders
Basic	$0.56	$0.53	$0.17	$0.26	$0.21
Diluted	0.56	0.53	0.17	0.26	0.21

Funds from operations
Basic	$0.79	$0.80	$0.53	$0.46	$0.51
Diluted	0.79	0.80	0.53	0.46	0.51

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table reflects the reconciliation of NOI for the periods presented. All amounts include amounts from discontinued operations, if applicable. Our share of revenues and expenses from unconsolidated joint ventures for life science buildings are included in medical facilities. Amounts are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
NOI Reconciliation:	2009	2009	2009	2009	2010
Total revenues:
Senior housing and care:
Rental income:
Senior housing	$47,704	$47,678	$47,446	$47,856	$52,366
Skilled nursing facilities	41,731	42,978	41,983	40,733	40,872

Sub-total	89,435	90,656	89,429	88,589	93,238
Interest income	8,723	8,911	9,266	9,046	8,575
Other income	792	570	557	3,389	494

Total senior housing and care revenues	98,950	100,137	99,252	101,024	102,307
Medical facilities:
Rental income
Medical office buildings	33,253	32,593	35,008	35,980	40,088
Hospitals	12,677	10,628	10,884	10,779	10,781
Life science buildings	—	—	—	—	3,725

Sub-total	45,930	43,221	45,892	46,759	54,594
Interest income	1,230	1,247	1,262	1,201	473
Other income	316	305	332	8,415	271

Total medical facilities revenues	47,476	44,773	47,486	56,375	55,338
Corporate other income	376	362	200	232	231

Total revenues	146,802	145,272	146,938	157,631	157,876
Property operating expenses:
Medical facilities:
Medical office buildings	11,983	12,044	12,974	11,964	12,992
Hospitals	—	—	—	—	728
Life science buildings	—	—	—	—	1,101

Total property operating expenses	11,983	12,044	12,974	11,964	14,821
Net operating income:
Senior housing and care	98,950	100,137	99,252	101,024	102,307
Medical facilities	35,493	32,729	34,512	44,411	40,517
Non-segment/corporate	376	362	200	232	231

Net operating income	$134,819	$133,228	$133,964	$145,667	$143,055

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,
EBITDA Reconciliation:	2009		2009		2009		2009		2010

Net income	$66,645		$64,759		$24,685		$36,838		$31,694
Interest expense	28,011		27,332		28,833		25,596		29,985
Income tax expense (benefit)	50		21		(55)		151		84
Depreciation and amortization	41,326		40,731		41,085		41,780		43,581

EBITDA	$136,032		$132,843		$94,548		$104,365		$105,344
Interest Coverage Ratio:
Interest expense	$28,011		$27,332		$28,833		$25,596		$29,985
Non-cash interest expense	(2,772)		(2,844)		(2,895)		(3,387)		(2,841)
Capitalized interest	9,865		11,026		9,975		10,305		7,076

Total interest	35,104		35,514		35,913		32,514		34,220
EBITDA	$136,032		$132,843		$94,548		$104,365		$105,344

Interest coverage ratio	3.88	x	3.74	x	2.63	x	3.21	x	3.08	x

Fixed Charge Coverage Ratio:
Total interest	$35,104		$35,514		$35,913		$32,514		$34,220
Secured debt principal payments	2,206		2,177		2,298		2,611		3,378
Preferred dividends	5,524		5,516		5,520		5,520		5,509

Total fixed charges	42,834		43,207		43,731		40,645		43,107
EBITDA	$136,032		$132,843		$94,548		$104,365		$105,344

Fixed charge coverage ratio	3.18	x	3.07	x	2.16	x	2.57	x	2.44	x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,
Adjusted EBITDA Reconciliation:	2009		2009		2009		2009		2010

Net income	$314,613		$218,112		$183,478		$192,927		$157,976
Interest expense	131,750		122,927		116,406		109,772		111,746
Income tax expense	77		54		152		168		201
Depreciation and amortization	164,797		165,898		165,292		164,923		167,177
Stock-based compensation expense	11,360		11,034		10,637		9,633		10,619
Provision for loan losses	234		234		234		23,261		23,121
Loss (gain) on extinguishment of debt	(2,446)		(2,446)		24,696		25,107		44,822

Adjusted EBITDA	$620,385		$515,813		$500,895		$525,791		$515,662

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$131,750		$122,927		$116,406		$109,772		$111,746
Capitalized interest	29,727		35,690		39,301		41,170		38,381
Non-cash interest expense	(11,214)		(11,289)		(11,410)		(11,898)		(11,967)
Secured debt principal payments	8,232		8,592		8,810		9,292		10,464
Preferred dividends	22,579		22,311		22,101		22,079		22,064

Total fixed charges	181,074		178,231		175,208		170,415		170,688
Adjusted EBITDA	$620,385		$515,813		$500,895		$525,791		$515,662

Adjusted fixed charge coverage ratio	3.43	x	2.89	x	2.86	x	3.09	x	3.02	x

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
     Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding significant accounting policies that impact us. There have been no material changes to these policies in 2010.
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

For the three months ended March 31, 2010, we recognized $9,048,000 of interest income and $144,107,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $1,738,000 as compared to gross straight-line rental income recognized of $4,453,000 for the three months ended March 31, 2010. At March 31, 2010, our straight-line receivable balance was $82,056,000, net of reserves totaling $273,000. Also at March 31, 2010, we had real estate loans with outstanding balances of $78,104,000 on non-accrual status.

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

For the three months ended March 31, 2010, we recorded $32,131,000, $9,285,000 and $2,165,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 39.2 years, 11.5 years and 9.6 years, respectively, for the three months ended March 31, 2010.

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

We did not record any impairment charges during the three months ended March 31, 2010.
Fair Value of Derivative Instruments

The valuation of derivative instruments is accounted for in accordance with U.S. GAAP, which requires companies to record derivatives at fair market value on the balance sheet as assets or liabilities.
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At March 31, 2010, we participated in two interest rate swap agreements which are reported at their fair value of $3,632,000 and are included in other liabilities and accumulated other comprehensive income.

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

During the three months ended March 31, 2010, we had one reserved loan payoff resulting in a $158,000 write-off and related net reduction of the allowance balance. As a result of our quarterly evaluations, we did not further adjust our allowance for loan losses during the three months ended March 31, 2010, resulting in an allowance for loan losses of $5,025,000 relating to real estate loans with outstanding balances of $91,453,000. Also at March 31, 2010, we had real estate loans with outstanding balances of $78,104,000 on non-accrual status.
Forward-Looking Statements and Risk Factors
     This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of properties; the performance of its operators and properties; its occupancy rates; its ability to acquire or develop properties; its ability to manage properties; its ability to enter into agreements with viable new tenants for vacant space or for properties that the company takes back from financially troubled tenants, if any; its ability to make distributions; its policies and plans regarding investments, financings and other matters; its tax status as a real estate investment trust; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; its critical accounting policies; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The company’s expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care, senior housing and life science industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with profitable results; the failure to make new investments as and when anticipated; acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; regulatory approval and market acceptance of the products and technologies of life science tenants; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention. Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2009, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	March 31, 2010		December 31, 2009
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$1,702,129	$(139,070)	$1,661,853	$(129,350)
Secured debt	594,686	(28,449)	491,094	(22,522)

Totals	$2,296,815	$(167,519)	$2,152,947	$(151,872)

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
     Our variable rate debt, including our unsecured line of credit arrangement, is reflected at fair value. At March 31, 2010, we had $425,000,000 outstanding related to our variable rate line of credit and $131,456,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $5,565,000. At December 31, 2009, we had $140,000,000 outstanding related to our variable rate line of credit and $131,952,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $2,720,000.
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
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Except as provided in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Risk Factors,” there have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased(1)	Per Share	or Programs(2)	or Programs
January 1, 2010 through March 31, 2010	83,653	$43.47
February 1, 2010 through February 28, 2010	465	42.36
March 1, 2010 through March 31, 2010	633	45.62

Totals	84,751	$43.48

(1)	During the three months ended March 31, 2010, the company acquired shares of common stock held by employees who tendered owned shares to satisfy the tax withholding on the lapse of certain restrictions on restricted stock.

(2)	No shares were purchased as part of publicly announced plans or programs.
Item 5. Other Information
Submission of Matters to a Vote of Security Holders
     The annual meeting of stockholders of Health Care REIT, Inc. was duly called and held on May 6, 2010 in Toledo, Ohio. The voting results for each of the proposals submitted to a vote of the stockholders at the annual meeting are as follows:
     Proposal #1 — Election of three directors for a term of three years:

Nominee	For	Withheld	Broker Non-Votes
Thomas J. DeRosa	90,059,946	952,205	16,930,294
Jeffrey H. Donahue	89,362,121	1,650,030	16,930,294
Fred S. Klipsch	89,538,959	1,473,192	16,930,294
     Proposal #2 — Ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year 2010:

For	Against	Abstentions
106,467,850	866,179	608,416

Item 6. Exhibits

4.1	Indenture, dated as of March 15, 2010, between Health Care REIT, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed with the SEC as Exhibit 4.1 to Health Care REIT, Inc.’s Form 8-K filed March 15, 2010, and incorporated herein by reference thereto).

4.2	Supplemental Indenture No. 1, dated as of March 15, 2010, between Health Care REIT, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed with the SEC as Exhibit 4.2 to Health Care REIT, Inc.’s Form 8-K filed March 15, 2010, and incorporated herein by reference thereto).

4.3	Supplemental Indenture No. 2, dated as of April 7, 2010, between Health Care REIT, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed with the SEC as Exhibit 4.2 to Health Care REIT, Inc.’s Form 8-K filed April 7, 2010, and incorporated herein by reference thereto).

10.1	Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the Amended and Restated Health Care REIT, Inc. 2005 Long-Term Incentive Plan.

10.2	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the Amended and Restated Health Care REIT, Inc. 2005 Long-Term Incentive Plan.

10.3	Form of Restricted Stock Agreement for the Chief Executive Officer under the Amended and Restated Health Care REIT, Inc. 2005 Long-Term Incentive Plan.

10.4	Form of Restricted Stock Agreement for Executive Officers under the Amended and Restated Health Care REIT, Inc. 2005 Long-Term Incentive Plan.

10.5	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the Amended and Restated Health Care REIT, Inc. 2005 Long-Term Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HEALTH CARE REIT, INC.

Date: May 10, 2010	By:	/s/ GEORGE L. CHAPMAN
George L. Chapman, Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2010	By:	/s/ SCOTT A. ESTES

Scott A. Estes, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2010	By:	/s/ PAUL D. NUNGESTER, JR.

Paul D. Nungester, Jr., Vice President and Controller (Principal Accounting Officer)