Form 10-Q
period 2010-06-30
HEALTH CARE REIT INC /DE/
filed 2010-08-06
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2010, the registrant had 124,625,296 shares of common stock outstanding.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets — June 30, 2010 and December 31, 2009	3

Consolidated Statements of Income — Three and six months ended June 30, 2010 and 2009	4

Consolidated Statements of Equity — Six months ended June 30, 2010 and 2009	5

Consolidated Statements of Cash Flows — Six months ended June 30, 2010 and 2009	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6. Exhibits	50

Signatures	51
EX-3.1
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned:
Land and land improvements	$571,501	$521,055
Buildings and improvements	5,854,675	5,185,328
Acquired lease intangibles	147,861	127,390
Real property held for sale, net of accumulated depreciation	13,020	45,686
Construction in progress	255,883	456,832

Gross real property owned	6,842,940	6,336,291
Less accumulated depreciation and amortization	(766,630)	(677,851)

Net real property owned	6,076,310	5,658,440
Real estate loans receivable:
Real estate loans receivable	471,805	427,363
Less allowance for losses on loans receivable	(5,025)	(5,183)

Net real estate loans receivable	466,780	422,180

Net real estate investments	6,543,090	6,080,620
Other assets:
Equity investments	181,527	5,816
Deferred loan expenses	31,568	22,698
Cash and cash equivalents	55,423	35,476
Restricted cash	59,656	23,237
Receivables and other assets	208,067	199,339

Total other assets	536,241	286,566

Total assets	$7,079,331	$6,367,186

Liabilities and equity
Liabilities:
Borrowings under unsecured line of credit arrangement	$206,000	$140,000
Senior unsecured notes	2,135,422	1,653,027
Secured debt	813,341	620,995
Accrued expenses and other liabilities	187,443	145,713

Total liabilities	3,342,206	2,559,735
Equity:
Preferred stock	286,410	288,683
Common stock	124,520	123,385
Capital in excess of par value	3,937,485	3,900,666
Treasury stock	(11,315)	(7,619)
Cumulative net income	1,630,120	1,547,669
Cumulative dividends	(2,237,720)	(2,057,658)
Accumulated other comprehensive income	(8,526)	(2,891)
Other equity	5,755	4,804

Total Health Care REIT, Inc. stockholders’ equity	3,726,729	3,797,039
Noncontrolling interests	10,396	10,412

Total equity	3,737,125	3,807,451

Total liabilities and equity	$7,079,331	$6,367,186

NOTE: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenues:
Rental income	$151,146	$127,644	$293,860	$255,053
Interest income	9,335	10,158	18,383	20,111
Other income	2,650	1,237	3,646	2,721

Total revenues	163,131	139,039	315,889	277,885
Expenses:
Interest expense	37,454	26,107	67,245	52,786
Property operating expenses	12,498	11,240	25,010	22,288
Depreciation and amortization	47,451	38,115	90,838	76,313
Transaction costs	752	—	8,466	—
General and administrative	11,878	11,062	28,700	28,424
Loss (gain) on extinguishment of debt	7,035	—	25,072	(1,678)
Provision for loan losses	—	—	—	140

Total expenses	117,068	86,524	245,331	178,273

Income from continuing operations before income taxes and income from unconsolidated joint ventures	46,063	52,515	70,558	99,612
Income tax (expense) benefit	(188)	(21)	(273)	(72)
Income from unconsolidated joint ventures	1,828	—	2,596	—

Income from continuing operations	47,703	52,494	72,881	99,540
Discontinued operations:
Gain (loss) on sales of properties	3,314	10,677	10,033	27,713
Income (loss) from discontinued operations, net	47	1,588	(156)	4,150

Discontinued operations, net	3,361	12,265	9,877	31,863

Net income	51,064	64,759	82,758	131,403
Less: Preferred stock dividends	5,484	5,516	10,993	11,039
Less: Net income (loss) attributable to noncontrolling interests	(66)	3	307	5

Net income attributable to common stockholders	$45,646	$59,240	$71,458	$120,359

Average number of common shares outstanding:
Basic	123,808	110,864	123,541	109,548
Diluted	124,324	111,272	124,059	109,956

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.34	$0.42	$0.50	$0.81
Discontinued operations, net	0.03	0.11	0.08	0.29

Net income attributable to common stockholders*	$0.37	$0.53	$0.58	$1.10

Diluted:
Income from continuing operations attributable to common stockholders	$0.34	$0.42	$0.50	$0.80
Discontinued operations, net	0.03	0.11	0.08	0.29

Net income attributable to common stockholders*	$0.37	$0.53	$0.58	$1.09

Dividends declared and paid per common share	$0.68	$0.68	$1.36	$1.36

*	Amounts may not sum due to rounding
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES
(in thousands)

	Six Months Ended June 30, 2010
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total

Balances at beginning of period	$288,683	$123,385	$3,900,666	$(7,619)	$1,547,669	$(2,057,658)	$(2,891)	$4,804	$10,412	$3,807,451
Comprehensive income:
Net income					82,451				307	82,758
Other comprehensive income:
Unrealized gain (loss) on equity investments							(137)			(137)
Cash flow hedge activity							(5,498)			(5,498)

Total comprehensive income										77,123

Contributions by noncontrolling interests									2,271	2,271

Distributions to noncontrolling interests									(2,594)	(2,594)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,080	44,290	(3,696)				(243)		41,431
Equity component of convertible debt			(9,689)							(9,689)
Conversion of preferred stock	(2,273)	55	2,218							—
Option compensation expense								1,194		1,194
Cash dividends paid:
Common stock cash dividends						(169,069)				(169,069)
Preferred stock cash dividends						(10,993)				(10,993)

Balances at end of period	$286,410	$124,520	$3,937,485	$(11,315)	$1,630,120	$(2,237,720)	$(8,526)	$5,755	$10,396	$3,737,125

	Six Months Ended June 30, 2009
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total

Balances at beginning of period	$289,929	$104,635	$3,204,690	$(5,145)	$1,354,400	$(1,723,819)	$(1,113)	$4,105	$10,603	$3,238,285
Comprehensive income:
Net income					131,398				5	131,403
Other comprehensive income:
Unrealized gain (loss) on equity investments							178			178
Cash flow hedge activity							(81)			(81)

Total comprehensive income										131,500

Contributions by noncontrolling interests									1,349	1,349
Distributions to noncontrolling interests									(1,846)	(1,846)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		851	30,137	(2,442)						28,546
Proceeds from issuance of common shares		6,217	218,386							224,603
Conversion of preferred stock	(1,216)	30	1,186							—
Option compensation expense								1,264		1,264
Cash dividends paid:
Common stock cash dividends						(151,725)				(151,725)
Preferred stock cash dividends						(11,039)				(11,039)

Balances at end of period	$288,713	$111,733	$3,454,399	$(7,587)	$1,485,798	$(1,886,583)	$(1,016)	$5,369	$10,111	$3,460,937

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Operating activities
Net income	$82,758	$131,403
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	91,032	82,057
Other amortization expenses	8,047	7,254
Provision for loan losses	—	140
Stock-based compensation expense	8,747	7,659
Loss (gain) on extinguishment of debt	25,072	(1,678)
Income from unconsolidated joint ventures	(2,596)	—
Rental income less than (in excess of) cash received	(4,530)	5,217
Amortization related to above (below) market leases, net	(1,296)	(724)
Loss (gain) on sales of properties	(10,033)	(27,713)
Increase (decrease) in accrued expenses and other liabilities	5,552	(15,875)
Decrease (increase) in receivables and other assets	(11,247)	(3,407)

Net cash provided from (used in) operating activities	191,506	184,333

Investing activities
Investment in real property	(389,873)	(298,359)
Capitalized interest	(12,352)	(20,891)
Investment in real estate loans receivable	(41,784)	(37,046)
Other investments, net of payments	(10,051)	(2,556)
Principal collected on real estate loans receivable	9,420	31,077
Contributions to unconsolidated joint ventures	(174,574)	—
Decrease (increase) in restricted cash	(36,418)	135,237
Proceeds from sales of real property	54,492	132,285

Net cash provided from (used in) investing activities	(601,140)	(60,253)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	66,000	(228,000)
Proceeds from issuance of senior unsecured notes	932,412	—
Payments to extinguish senior unsecured notes	(495,542)	(19,796)
Net proceeds from the issuance of secured debt	79,127	133,071
Payments on secured debt	(7,704)	(35,791)
Net proceeds from the issuance of common stock	37,560	249,196
Decrease (increase) in deferred loan expenses	(1,887)	(3,364)
Contributions by noncontrolling interests	2,271	1,349
Distributions to noncontrolling interests	(2,594)	(1,846)
Cash distributions to stockholders	(180,062)	(162,764)

Net cash provided from (used in) financing activities	429,581	(67,945)

Increase (decrease) in cash and cash equivalents	19,947	56,135
Cash and cash equivalents at beginning of period	35,476	23,370

Cash and cash equivalents at end of period	$55,423	$79,505

Supplemental cash flow information:
Interest paid	$71,027	$71,188
Income taxes paid	149	384
See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of June 30, 2010, our broadly diversified portfolio consisted of 625 properties in 39 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on our website at www.hcreit.com.
2. Accounting Policies and Related Matters
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily an indication of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Current Report on Form 8-K filed May 10, 2010.
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
3. Real Property Acquisitions and Development
     The following is a summary of our real property investment activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2010			June 30, 2009
	Senior Housing	Medical		Senior Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals
Real property acquisitions:
Senior housing facilties	$109,492	$—	$109,492	$—	$—	$—
Medical office buildings	—	246,582	246,582	—	—	—

Total acquisitions	109,492	246,582	356,074	—	—	—
Less: Assumed debt	(9,648)	(108,244)	(117,892)	—	—	—
Assumed other assets (liabilities), net	(642)	(31,048)	(31,690)	—	—	—

Cash disbursed for acquisitions	99,202	107,290	206,492	—	—	—
Construction in progress additions:
Senior housing facilities	50,726	—	50,726	193,076	—	193,076
Skilled nursing facilities	—	—	—	15,935	—	15,935
Hospitals	—	69,646	69,646	—	51,855	51,855
Medical office buildings	—	59,922	59,922	—	45,749	45,749

Total construction in progress additions	50,726	129,568	180,294	209,011	97,604	306,615
Less: Capitalized interest	(5,275)	(6,708)	(11,983)	(14,845)	(6,046)	(20,891)
Accruals(1)	—	(5,775)	(5,775)	—	—	—

Cash disbursed for construction in progress	45,451	117,085	162,536	194,166	91,558	285,724
Capital improvements to existing properties	4,247	16,598	20,845	7,006	5,629	12,635

Total cash invested in real property	$148,900	$240,973	$389,873	$201,172	$97,187	$298,359

(1)	Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the period noted above.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

	Six Months Ended
	June 30, 2010			June 30, 2009
	Senior Housing	Medical		Senior Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals
Development projects:
Senior housing facilities	$269,260	$—	$269,260	$197,490	$—	$197,490
Skilled nursing facilities	—	—	—	14,561	—	14,561
Hospitals	—	96,829	96,829	—	—	—
Medical office buildings	—	13,652	13,652	—	—	—

Total development projects	269,260	110,481	379,741	212,051	—	212,051
Expansion projects	1,502	—	1,502	3,601	—	3,601

Total construction in progress conversions	$270,762	$110,481	$381,243	$215,652	$—	$215,652

     Transaction costs for the six months ended June 30, 2010 primarily represent a $5,000,000 termination fee incurred in connection with the transfer of an entrance fee property to a new operator and costs incurred in connection with the new property acquisitions.
4. Real Estate Intangibles
     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	June 30, 2010	December 31, 2009
Assets:
In place lease intangibles	$85,823	$74,198
Above market tenant leases	16,363	10,232
Below market ground leases	41,874	39,806
Lease commissions	3,801	3,154

Gross historical cost	147,861	127,390
Accumulated amortization	(35,124)	(29,698)

Net book value	$112,737	$97,692

Weighted-average amortization period in years	27.7	30.0

Liabilities:
Below market tenant leases	$54,009	$22,961
Above market ground leases	4,084	4,084

Gross historical cost	58,093	27,045
Accumulated amortization	(13,090)	(10,478)

Net book value	$45,003	$16,567

Weighted-average amortization period in years	12.4	12.1
5. Dispositions, Assets Held for Sale and Discontinued Operations
     During the year ended December 31, 2009, an impairment charge of $25,223,000 was recorded to reduce the carrying value of eight medical facilities to their estimated fair value less costs to sell. In determining the fair value of the properties, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates. During the six months ended June 30, 2010, we sold nine properties. At June 30, 2010, we had five medical facilities that satisfied the requirements for held for sale treatment. We did not recognize any impairment loss on these properties in 2010 as the fair value less estimated costs to sell exceeded our carrying values. The following is a summary of our real property disposition activity for the periods presented (in thousands):

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2010			June 30, 2009
	Senior Housing	Medical		Senior Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals
Real property dispositions:
Senior housing facilities	$3,437	$—	$3,437	$44,877	$—	$44,877
Skilled nursing facilities	34,924	—	34,924	18,854	—	18,854
Hospitals	—	—	—	—	40,841	40,841
Medical office buildings	—	7,568	7,568	—	—	—

Total dispositions	38,361	7,568	45,929	63,731	40,841	104,572
Add: Gain on sales of real property	8,368	1,665	10,033	13,358	14,355	27,713
Seller financing on sales of real property	—	(1,470)	(1,470)	—	—	—

Proceeds from real property sales	$46,729	$7,763	$54,492	$77,089	$55,196	$132,285

     We have reclassified the income and expenses attributable to all properties sold and attributable to properties held for sale at June 30, 2010 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$648	$6,233	$2,040	$14,189
Expenses:
Interest expense	96	1,225	290	2,557
Property operating expenses	505	804	1,712	1,738
Provision for depreciation	—	2,616	194	5,744

Income (loss) from discontinued operations, net	$47	$1,588	$(156)	$4,150

6. Real Estate Loans Receivable
     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2010			June 30, 2009
	Senior Housing	Medical		Senior Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals

Advances on real estate loans receivable:
Investments in new loans	$8,617	$15,799	$24,416	$1,921	$—	$1,921
Draws on existing loans	18,838	—	18,838	34,149	976	35,125

Sub-total	27,455	15,799	43,254	36,070	976	37,046
Less: Seller financing on property sales	—	(1,470)	(1,470)	—	—	—

Net cash advances on real estate loans	27,455	14,329	41,784	36,070	976	37,046
Receipts on real estate loans receivable:
Loan payoffs	1,599	—	1,599	18,440	—	18,440
Principal payments on loans	7,705	116	7,821	11,742	895	12,637

Total receipts on real estate loans	9,304	116	9,420	30,182	895	31,077

Net advances (receipts) on real estate loans	$18,151	$14,213	$32,364	$5,888	$81	$5,969

7. Investments in Unconsolidated Joint Ventures
     During the six months ended June 30, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
and FCE.B). We acquired a 49% interest in a seven-building life science campus with approximately 1.2 million square feet located in University Park in Cambridge, MA, which is immediately adjacent to the campus of the Massachusetts Institute of Technology. Six buildings closed on February 22, 2010 and the seventh closed on June 30, 2010. The portfolio is 100% leased and includes affiliates of investment grade pharmaceutical and research tenants such as Novartis, Genzyme, Millennium (a subsidiary of Takeda Pharmaceuticals), and Brigham and Women’s Hospital. Forest City Enterprises self-developed the portfolio and will continue to manage it on behalf of the joint venture. The life science campus is part of a mixed-use project that includes a 210-room hotel, 674 residential units, a grocery store, restaurants and retail.
     In connection with these transactions, we invested $174,574,000 of cash which is recorded as an equity investment on the balance sheet. Our share of the non-recourse secured debt assumed by the joint venture was approximately $156,729,000 with weighted-average interest rates of 7.1%. The results of operations for these properties have been included in our consolidated results of operations from the date of acquisition by the joint venture and are reflected in our income statement as income from unconsolidated joint ventures. The aggregate remaining unamortized basis difference of our investment in this joint venture of $21,082,000 at June 30, 2010 is primarily attributable to real estate and related intangible assets and will be amortized over the life of the related properties and included in the reported amount of income from unconsolidated joint ventures.
8. Customer Concentration
     The following table summarizes certain information about our customer concentration as of June 30, 2010 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment(2)	Investment(3)

Concentration by investment:(1)
Senior Living Communities, LLC	11	$533,432	8%
Aurora Health Care, Inc.	18	308,338	5%
Brookdale Senior Living, Inc.	86	305,928	4%
Signature Healthcare LLC	32	264,005	4%
Emeritus Corporation	20	234,827	3%
Remaining portfolio	458	5,253,970	76%

Totals	625	$6,900,500	100%

(1)	All of our top five customers, except for Aurora Health Care, Inc., are in our senior housing and care segment.

(2)	Includes our share of unconsolidated joint venture investment of $352,385,000. Please see Note 7 for additional information.

(3)	Investments with our top five customers comprised 24% of total investments at December 31, 2009.
9. Borrowings Under Line of Credit Arrangement and Related Items
     At June 30, 2010, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1,150,000,000, which is scheduled to expire on August 5, 2011 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.95% at June 30, 2010). The applicable margin is based on certain of our debt ratings and was 0.6% at June 30, 2010. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.15% at June 30, 2010. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement.
     The following information relates to aggregate borrowings under the unsecured line of credit arrangement for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance outstanding at quarter end	$206,000	$342,000	$206,000	$342,000
Maximum amount outstanding at any month end	$431,000	$342,000	$431,000	$559,000
Average amount outstanding (total of daily principal balances divided by days in period)	$293,505	$273,242	$288,337	$344,724
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	1.63%	1.77%	1.55%	1.68%

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. Senior Unsecured Notes and Secured Debt
     We have $2,135,422,000 of senior unsecured notes with annual stated interest rates ranging from 3.00% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $2,164,930,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 11 for further discussion regarding derivative instruments.
     During the three months ended December 31, 2006, we issued $345,000,000 of 4.75% senior unsecured convertible notes due December 2026, generating net proceeds of $337,517,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 20.8833 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $47.89 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2011, December 1, 2016 and December 1, 2021, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. During the three months ended March 31, 2009, we extinguished $5,000,000 of these notes and recognized a gain of $446,000. During the six months ended June 30, 2010, we extinguished $214,412,000 of these notes, recognized a loss of $8,837,000 and paid $18,552,000 to reacquire the equity component of convertible debt. As of June 30, 2010, we had $125,588,000 of these notes outstanding.
     In July 2007, we issued $400,000,000 of 4.75% senior unsecured convertible notes due July 2027, generating net proceeds of $388,943,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of our common stock at an initial conversion rate of 20.0000 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $50.00 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of July 15, 2012, July 15, 2017 and July 15, 2022, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. During the three months ended March 31, 2009, we extinguished $5,000,000 of these notes and recognized a gain of $594,000. During the six months ended June 30, 2010, we extinguished $226,914,000 of these notes, recognized a loss of $16,235,000 and paid $21,062,000 to reacquire the equity component of convertible debt. As of June 30, 2010, we had $168,086,000 of these notes outstanding.
     During the six months ended June 30, 2010, we issued $494,403,000 of 3.00% senior unsecured convertible notes due December 2029, generating net proceeds of $486,084,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 19.5064 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $51.27 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2014, December 1, 2019 and December 1, 2024, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. In connection with this issuance, we recognized $29,925,000 of equity component of convertible debt.
     During the three months ended June 30, 2010, we issued $450,000,000 of 6.125% senior unsecured notes due 2020 with net proceeds of $446,328,000. We have secured debt totaling $813,341,000, collateralized by owned properties, with annual stated interest rates ranging from 4.60% to 7.98%. The carrying amounts of the secured debt represent the par value of $813,749,000 adjusted for any unamortized fair value adjustments. The carrying values of the properties securing the debt totaled $1,176,865,000 at June 30, 2010. During the six months ended June 30, 2010, we assumed $106,140,000 of first mortgage loans with an average rate of 7.35% secured by 17 medical office buildings, assumed $10,289,000 of first mortgage loans with an average rate of 6.14% secured by two senior housing facilities and raised $81,977,000 of first mortgage loans with an average rate of 5.10% secured by eight skilled nursing facilities.
     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2010, we were in compliance with all of the covenants under our debt agreements.
     At June 30, 2010, the annual principal payments due on these debt obligations are as follows (in thousands):

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Senior	Secured
	Unsecured Notes(1)	Debt (1)	Totals
2010	$—	$8,957	$8,957
2011	—	18,772	18,772
2012	76,853	25,313	102,166
2013	300,000	74,523	374,523
2014	—	144,343	144,343
Thereafter	1,788,077	541,841	2,329,918

Totals	$2,164,930	$813,749	$2,978,679

(1)	Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
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
     The following is a summary of the fair value of our derivative instruments (dollars in thousands):

	Balance Sheet	Fair Value
	Location	June 30, 2010	December 31, 2009
Cash flow hedge interest rate swaps	Other liabilities	$7,799	$2,381
Cash Flow Hedges
     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $2,812,000 of losses, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.
     The following presents the impact of derivative instruments on the statement of operations and OCI for the periods presented (dollars in thousands):

		Three Months Ended		Six Months Ended
	Location	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Gain (loss) on interest rate swap recognized in OCI (effective portion)	n/a	$(4,962)	$(40)	$(7,016)	$(80)
Gain (loss) reclassified from AOCI into income (effective portion)	Interest expense	(794)	—	(1,598)	—
Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Realized loss	—	—	—	—
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
Fair Value Hedges
     For derivative instruments that are designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged risk are recognized in current earnings. There were no outstanding fair value hedges at June 30, 2010 or December 31, 2009.
12. Commitments and Contingencies
     We have two outstanding letters of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation to provide the letters of credit terminates in 2013. At June 30, 2010, our obligation under the letters of credit was $4,200,000.
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide liability and property insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2013. At June 30, 2010, our obligation under the letter of credit was $1,000,000.
     We have an outstanding letter of credit issued for the benefit of a village in Illinois that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a property. Our obligation to provide the letter of credit terminates in November 2010. At June 30, 2010, our obligation under the letter of credit was $129,057.
     At June 30, 2010, we had outstanding construction financings of $255,883,000 for leased properties and were committed to providing additional financing of approximately $310,022,000 to complete construction. At June 30, 2010, we had contingent purchase obligations totaling $10,764,000. These contingent purchase obligations relate to unfunded capital improvement obligations. Rents due from the tenant are increased to reflect the additional investment in the property.
     At June 30, 2010, we had operating lease obligations of $183,398,000 relating to certain ground leases and company office space. We incurred rental expense relating to our company office space of $303,000 and $635,000 for the three and six months ended June 30, 2010, respectively, as compared to $300,000 and $597,000 for the same periods in 2009. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At June 30, 2010, aggregate future minimum rentals to be received under these noncancelable subleases totaled $31,749,000.
     At June 30, 2010, future minimum lease payments due under operating leases are as follows (in thousands):

2010	$2,259
2011	4,611
2012	4,291
2013	4,295
2014	4,317
Thereafter	163,625

Totals	$183,398

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. Stockholders’ Equity
     The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	June 30, 2010	December 31, 2009
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	11,397,252	11,474,093
Outstanding shares	11,397,252	11,474,093

Common Stock, $1.00 par value:
Authorized shares	225,000,000	225,000,000
Issued shares	124,781,646	123,583,242
Outstanding shares	124,498,970	123,385,317
     Preferred Stock. During the six months ended June 30, 2009, certain holders of our Series G Cumulative Convertible Preferred Stock converted 40,600 shares into 29,056 shares of our common stock, leaving 400,713 of such shares outstanding at June 30, 2009. During the six months ended June 30, 2010, certain holders of our Series G Cumulative Convertible Preferred Stock converted 76,841 shares into 54,990 shares of our common stock, leaving 322,872 of such shares outstanding at June 30, 2010.
     Common Stock. The following is a summary of our common stock issuances during the six months ended June 30, 2010 and 2009 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
February 2009 public issuance	5,816,870	$36.85	$214,352	$210,880
2009 Equity shelf plan issuances	400,000	36.05	14,420	13,723
2009 Dividend reinvestment plan issuances	741,282	33.18	24,593	24,593

2009 Totals	6,958,152		$253,365	$249,196

2010 Dividend reinvestment plan issuances	855,343	$41.59	$35,570	$35,570
2010 Option exercises	51,313	38.78	1,990	1,990

2010 Totals	906,656		$37,560	$37,560

     Dividends. The following is a summary of our dividend payments (dollars in thousands, except per share amounts):

	Six Months Ended
	June 30, 2010		June 30, 2009
	Per Share	Amount	Per Share	Amount
Common Stock	$1.3600	$169,069	$1.3600	$151,725
Series D Preferred Stock	0.9844	3,938	0.9844	3,938
Series E Preferred Stock	0.7500	56	0.7500	56
Series F Preferred Stock	0.9532	6,672	0.9532	6,672
Series G Preferred Stock	0.9376	327	0.9376	373

Totals		$180,062		$162,764

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Comprehensive Income
     The following is a summary of accumulated other comprehensive income/(loss) as of the dates indicated (in thousands):

	June 30, 2010	December 31, 2009
Unrecognized losses on cash flow hedges	$(7,405)	$(1,907)
Unrecognized losses on equity investments	(687)	(550)
Unrecognized actuarial losses	(434)	(434)

Totals	$(8,526)	$(2,891)

     The following is a summary of comprehensive income/(loss) for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Unrecognized losses on cash flow hedges	$(4,208)	$(41)	$(5,498)	$(81)
Unrecognized gains (losses) on equity investments	(227)	373	(137)	178

Total other comprehensive income	(4,435)	332	(5,635)	97
Net income attributable to controlling interests	51,130	64,756	82,451	131,398

Comprehensive income attributable to controlling interests	46,695	65,088	76,816	131,495
Net and comprehensive income attributable to noncontrolling interests	(66)	3	307	5

Total comprehensive income	$46,629	$65,091	$77,123	$131,500

Other Equity
     Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $221,000 and $1,194,000 for the three and six months ended June 30, 2010, respectively, as compared to $182,000 and $1,264,000 for the same periods in 2009.
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
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2010	June 30, 2009
Dividend yield	6.28%	7.35%
Expected volatility	34.08%	29.36%
Risk-free interest rate	3.23%	2.33%
Expected life (in years)	7.0	7.0
Weighted-average fair value	$7.82	$4.38
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
Option Award Activity
     The following table summarizes information about stock option activity for the six months ended June 30, 2010:

	Number of	Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000’s)	Exercise Price	Contract Life (years)	Value ($000’s)
Options at beginning of year	1,062	$37.71	8.1
Options granted	280	43.29
Options exercised	(51)	34.05
Options terminated	(3)	38.32

Options at end of period	1,288	$$39.07	7.8	$4,620

Options exercisable at end of period	517	$37.08	6.1	$2,825
Weighted average fair value of options granted during the period		$$7.82
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at June 30, 2010. During the six months ended June 30, 2010, the aggregate intrinsic value of options exercised under our stock incentive plans was $550,000 (determined as of the date of option exercise). There were no option exercises during the six months ended June 30, 2009. Cash received from option exercises under our stock incentive plans was $1,990,000 for the six months ended June 30, 2010.
     As of June 30, 2010, there was approximately $3,155,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of June 30, 2010, there was approximately $9,360,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years.
     The following table summarizes information about non-vested stock incentive awards as of June 30, 2010 and changes for the six months ended June 30, 2010:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value
Non-vested at December 31, 2009	675	$5.44	405	$40.26
Vested	(181)	5.91	(229)	42.05
Granted	280	7.82	239	43.23
Terminated	(4)	8.38	(1)	38.55

Non-vested at June 30, 2010	770	$6.18	414	$41.00

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
15. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share — net income attributable to common stockholders	$45,646	$59,240	$71,458	$120,359

Denominator for basic earnings per share — weighted average shares	123,808	110,864	123,541	109,548
Effect of dilutive securities:
Employee stock options	102	—	104	—
Non-vested restricted shares	414	408	414	408

Dilutive potential common shares	516	408	518	408

Denominator for diluted earnings per share — adjusted weighted average shares	124,324	111,272	124,059	109,956

Basic earnings per share	$0.37	$0.53	$0.58	$1.10

Diluted earnings per share	$0.37	$0.53	$0.58	$1.09

     The diluted earnings per share calculations exclude the dilutive effect of 381,000 stock options for the three and six months ended June 30, 2010, as compared to 1,100,000 for the same periods in 2009, because the exercise prices were less than the average market price. The Series E Cumulative Convertible and Redeemable Preferred Stock, the Series G Cumulative Convertible Preferred Stock, and outstanding convertible senior unsecured notes were not included in these calculations as the effect of the conversions into common stock was anti-dilutive for the relevant periods presented.
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Mortgage loans receivable	$107,674	$107,791	$74,517	$74,765
Other real estate loans receivable	364,131	360,595	352,846	354,429
Available-for-sale equity investments	913	913	1,050	1,050
Cash and cash equivalents	55,423	55,423	35,476	35,476

Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$206,000	$206,000	$140,000	$140,000
Senior unsecured notes	2,135,422	2,299,610	1,653,027	1,762,129
Secured debt	813,341	820,864	620,995	623,266
Interest rate swap agreements	7,799	7,799	2,381	2,381
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
          The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

	Fair Value Measurements as of June 30, 2010
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$913	$913	$—	$—
Interest rate swap agreements(2)	(7,799)	—	(7,799)	—

Totals	$(6,886)	$913	$(7,799)	$—

(1)	Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Please see Note 11 for additional information.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
17. Segment Reporting
     We invest in senior housing and health care real estate. We evaluate our business and make resource allocations on our two business segments — senior housing and care and medical facilities. Our primary senior housing and care properties include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and combinations thereof. Under the senior housing and care segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our primary medical facility properties include medical office buildings, hospitals and life science buildings. Our medical office buildings are typically leased to multiple tenants and generally require a certain level of property management. Our hospital investments are structured similar to our senior housing and care investments. Our life science investments are currently held in an unconsolidated joint venture (see Note 7 for additional information). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Current Report on Form 8-K filed May 10, 2010). There are no intersegment sales or transfers. We evaluate performance based upon net operating income of the combined properties in each segment. Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income.
     During the six months ended June 30, 2010, we changed the names of our segments and reclassified certain assets and related revenues. All hospitals that were formerly classified as investment properties have been reclassified to medical facilities. Accordingly, we have reclassified the following prior period amounts to be consistent with the current year classification for the three and six months ended June 30, 2009, respectively: (i) rental income of $10,627,000 and $23,304,000; (ii) interest income of $1,248,000 and $2,478,000; (iii) other income of $70,000 and $172,000; and (iv) real estate depreciation/amortization of $3,155,000 and $6,823,000. Additionally, we have restated $97,000 and $194,000 of interest income from non-segment/corporate revenues to medical facilities to be consistent with the current year classification.
     Summary information for the reportable segments during the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income(1)	Income	Income	Revenues(1)	Expenses(1)	Income(2)	Amortization(1)	Expense(1)	Assets
Three Months Ended June 30, 2010
Senior housing and care	$97,254	$8,830	$1,536	$107,620	$—	$107,620	$28,553	$5,022	$4,234,307
Medical facilities(3)	54,540	505	302	55,347	13,003	42,344	18,898	6,476	2,718,111
Non-segment/Corporate	—	—	812	812	—	812	—	26,052	126,913

	$151,794	$9,335	$2,650	$163,779	$13,003	$150,776	$47,451	$37,550	$7,079,331

Three Months Ended June 30, 2009
Senior housing and care	$90,657	$8,910	$570	$100,137	$—	$100,137	$25,663	$2,913
Medical facilities	43,220	1,248	304	44,772	12,044	32,728	15,068	5,238
Non-segment/Corporate	—	—	363	363	—	363	—	19,181

	$133,877	$10,158	$1,237	$145,272	$12,044	$133,228	$40,731	$27,332

					Property	Net	Real Estate
	Rental	Interest	Other	Total	Operating	Operating	Depreciation/	Interest
	Income(1)	Income	Income	Revenues(1)	Expenses(1)	Income(2)	Amortization(1)	Expense(1)
Six Months Ended June 30, 2010
Senior housing and care	$190,490	$17,405	$2,028	$209,923	$—	$209,923	$54,954	$9,693
Medical facilities(3)	105,410	978	574	106,962	26,722	80,240	36,078	12,053
Non-segment/Corporate	—	—	1,044	1,044	—	1,044	—	45,789

	$295,900	$18,383	$3,646	$317,929	$26,722	$291,207	$91,032	$67,535

Six Months Ended June 30, 2009
Senior housing and care	$180,092	$17,633	$1,362	$199,087	$—	$199,087	$51,279	$4,558
Medical facilities	89,150	2,478	619	92,247	24,026	68,221	30,778	10,450
Non-segment/Corporate	—	—	740	740	—	740	—	40,335

	$269,242	$20,111	$2,721	$292,074	$24,026	$268,048	$82,057	$55,343

(1)	Includes amounts from discontinued operations.

(2)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

(3)	Excludes amounts related to our life science buildings held in an unconsolidated joint venture. Please see Note 7 for additional information.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
18. Subsequent Events
     Merrill Gardens. On August 4, 2010, we announced we will form an $817 million partnership with Merrill Gardens, LLC. We will acquire an 80% interest in a 38-building senior housing portfolio with 4,388 units located primarily in California and Washington. Merrill Gardens will continue to manage the assets and own the remaining 20% interest. The partnership will consist of 13 facilities currently owned by us valued at $307 million and 25 additional facilities valued at $510 million. The transaction is anticipated to close in September.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Current Report on Form 8-K filed May 10, 2010, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Executive Summary
Company Overview
     Health Care REIT, Inc. is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of June 30, 2010:

	Investments	Percentage of	Number of	# Beds/Units		Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.		metric(1)		States
Senior housing facilities	$2,672,125	38.7%	241	19,340	units	$140,726	per unit	34
Skilled nursing facilities	1,434,269	20.8%	204	27,442	beds	52,265	per bed	26
Hospitals	719,324	10.4%	31	1,826	beds	442,424	per bed	13
Medical office buildings	1,722,397	25.0%	142	7,587,088	sq. ft.	250	per sq. ft.	25
Life science buildings(2)	352,385	5.1%	7			n/a		1

Totals	$6,900,500	100.0%	625					39

(1)	Investment per metric was computed by using the total investment amount of $6,858,137,000, which includes net real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $6,548,115,000 and $310,022,000, respectively.

(2)	Includes our share of unconsolidated joint venture investments. Please see Note 7 to our unaudited financial statements for additional information.
Health Care Industry
     The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future. The Centers for Medicare and Medicaid Services projects that national health expenditures will rise to $3.4 trillion in 2015 or 17.7% of gross domestic product (“GDP”). This is up from $2 trillion or 15.7% of GDP in 2005. Health expenditures per capita are projected to rise approximately 4.7% per year from 2005 to 2015. While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates. We believe the health care property market is less susceptible to fluctuations and economic downturns relative to other property sectors. Investor interest in the market remains strong, especially in specific sectors such as medical office buildings, regardless of the current stringent lending environment. As a REIT, we believe we are situated to benefit from any turbulence in the capital markets due to our access to capital.
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
Economic Outlook
     The serious economic recession affecting the national and global economy has continued to impact all sectors, including to a somewhat lesser degree health care. Continuing mixed economic signals have made it difficult to predict when there might be a return to more normal and stable growth rates, employment levels and overall economic performance.
     Banks have remained cautious in their lending, but significant liquidity has been injected into the senior housing and care markets by various Government-Sponsored Enterprises. In addition, there is significant equity investment capital available for certain health care sectors, particularly medical office buildings. This has had the effect of keeping capitalization rates in these segments generally in line with or even below historic rates. Debt costs for REITs have generally come down over the past 12 months, and equity markets for health care REITs have remained open for the most part.
     As a consequence, while liquidity remains an important consideration in 2010, we have been more aggressive in pursuing attractive investment opportunities that meet our strategic and underwriting criteria. We have also been more active in accessing capital markets during this time. We believe the markets in which we invest will continue to offer stable returns during the economic downturn and significant growth potential as and when the economy begins to rebound.

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
     For the six months ended June 30, 2010, rental income and interest income represented 93% and 6% respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We expect to complete gross new investments of $1.8 billion to $2.2 billion in 2010, comprised of acquisitions/joint ventures totaling $1.5 billion to $1.8 billion and funded new development of $300 million to $400 million. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $300 million during 2010. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured line of credit arrangement. At June 30, 2010, we had $55,423,000 of cash and cash equivalents, $59,656,000 of restricted cash and $944,000,000 of available borrowing capacity under our unsecured line of credit arrangement.
Key Transactions in 2010
     We have completed the following key transactions to date in 2010:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	our Board of Directors increased the quarterly cash dividend to $0.69 per common share, as compared to $0.68 per common share for 2009, beginning in August 2010. The dividend declared for the quarter ended June 30, 2010 represents the 157th consecutive quarterly dividend payment;

•	we completed $877,597,000 of gross investments and had $47,528,000 of investment payoffs during the six months ended June 30, 2010;

•	we issued $494,403,000 of 3.00% convertible senior unsecured notes due 2029 and repurchased $441,326,000 of 4.75% convertible senior unsecured notes due 2026 and 2027 in March and June 2010;

•	we issued $450,000,000 of 6.125% senior unsecured notes due 2020 with net proceeds of $446,328,000 in April and June 2010; and

•	we raised $81,977,000 of HUD mortgage loans at an average rate of 5.10%.
Recent Events
     On August 4, 2010, we announced we will form an $817 million partnership with Merrill Gardens, LLC. We will acquire an 80% interest in a 38-building senior housing portfolio with 4,388 units located primarily in California and Washington. Merrill Gardens will continue to manage the assets and own the remaining 20% interest. The partnership will consist of 13 facilities currently owned by us valued at $307 million and 25 additional facilities valued at $510 million. The entire portfolio is currently projected to generate 2011 NOI after management fees of approximately $60 to $63 million. The transaction is anticipated to close in September.
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2009	2009	2009	2009	2010	2010
Net income attributable to common stockholders	$61,119	$59,240	$19,130	$31,700	$25,812	$45,646
Funds from operations	85,322	89,207	60,933	56,290	63,087	92,214
Net operating income	134,819	133,228	133,964	145,667	143,055	157,415

Per share data (fully diluted):
Net income attributable to common stockholders	$0.56	$0.53	$0.17	$0.26	$0.21	$0.37
Funds from operations	0.79	0.80	0.53	0.46	0.51	0.74
     Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to book capitalization and debt to market capitalization. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt. The coverage ratios indicate our ability to service interest and fixed charges (interest, secured debt principal amortization and preferred dividends). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain compliance with our debt covenants. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is discussed in further detail, and reconciled to net income, below in “Non-GAAP Financial Measures.” Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,
	2009		2009		2009		2009		2010		2010
Debt to book capitalization ratio	43%		44%		39%		39%		43%		46%
Debt to undepreciated book capitalization ratio	39%		40%		35%		35%		39%		41%
Debt to market capitalization ratio	41%		40%		31%		30%		32%		36%

Interest coverage ratio	3.88	x	3.74	x	2.63	x	3.21	x	3.08	x	3.48	x
Fixed charge coverage ratio	3.18	x	3.07	x	2.16	x	2.57	x	2.44	x	2.78	x
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

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2009	2009	2009	2009	2010	2010
Asset mix:
Real property	92%	92%	92%	93%	93%	93%
Real estate loans receivable	8%	8%	8%	7%	7%	7%

Investment mix:(1)
Senior housing facilities	40%	40%	40%	42%	38%	39%
Skilled nursing facilities	27%	26%	26%	25%	22%	21%
Hospitals	10%	10%	11%	10%	10%	10%
Medical office buildings	23%	24%	23%	23%	25%	25%
Life science buildings	0%	0%	0%	0%	5%	5%

Customer mix:(1)
Senior Living Communities, LLC	6%	6%	7%	7%	8%	8%
Aurora Health Care, Inc.					5%	5%
Brookdale Senior Living Inc	5%	5%	5%	5%	5%	4%
Signature Healthcare LLC	5%	5%	5%	5%	4%	4%
Emeritus Corporation	4%	4%	4%	4%	4%	3%
Life Care Centers of America, Inc.	5%	4%	3%	3%
Remaining customers	75%	76%	76%	76%	74%	76%

Geographic mix:(1)
Florida	14%	13%	13%	12%	12%	11%
Massachusetts	7%	7%	7%	7%	11%	11%
Texas	11%	11%	11%	11%	10%	10%
California	8%	8%	8%	9%	9%	9%
Wisconsin					7%	7%
Ohio			5%	6%
Tennessee	5%	5%
Remaining states	55%	56%	56%	55%	51%	52%

(1)	Includes our share of unconsolidated joint venture investments.
     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Current Report on Form 8-K filed May 10, 2010, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.
Portfolio Update
     Net operating income. The primary performance measure for our properties is net operating income (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our net operating income for the periods indicated (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2009	2009	2009	2009	2010	2010
Net operating income:
Senior housing and care	$98,950	$100,137	$99,252	$101,024	$102,307	$107,620
Medical facilities(1)	35,493	32,728	34,512	44,411	40,517	48,983
Non-segment/corporate	376	363	200	232	231	812

Net operating income	$134,819	$133,228	$133,964	$145,667	$143,055	$157,415

(1)	Includes our share of net operating income from unconsolidated joint ventures.
     Payment coverage. Payment coverage of our operators continues to remain strong. Our overall payment coverage is at 2.03 times. The table below reflects our recent historical trends of portfolio coverage. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization and rent (but after imputed management fees) to contractual rent or interest due us.

	March 31, 2008		March 31, 2009		March 31, 2010
	CBMF	CAMF	CBMF	CAMF	CBMF	CAMF
Senior housing facilities	1.54x	1.31x	1.49x	1.27x	1.48x	1.27x
Skilled nursing facilities	2.28x	1.67x	2.20x	1.61x	2.34x	1.72x
Hospitals	2.52x	1.96x	2.33x	2.01x	2.56x	2.23x

Weighted averages	1.98x	1.54x	1.94x	1.51x	2.03x	1.60x
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

	Six Months Ended		Change
	June 30, 2010	June 30, 2009	$	%

Cash and cash equivalents at beginning of period	$35,476	$23,370	$12,106	52%
Cash provided from operating activities	191,506	184,333	7,173	4%
Cash used in investing activities	(601,140)	(60,253)	(540,887)	898%
Cash provided from (used in) financing activities	429,581	(67,945)	497,526	n/a

Cash and cash equivalents at end of period	$55,423	$79,505	$(24,082)	-30%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to an increase in net income, excluding gains/losses on sales of properties, depreciation and amortization and debt extinguishment charges. These items are discussed below in “Results of Operations.” The following is a summary of our straight-line rent and above/below market lease amortization (dollars in thousands):

	Six Months Ended		Change
	June 30, 2010	June 30, 2009	$	%
Gross straight-line rental income	$8,598	$9,927	$(1,329)	-13%
Cash receipts due to real property sales	(752)	(3,452)	2,700	-78%
Prepaid rent receipts	(3,316)	(11,692)	8,376	-72%
Amortization related to below (above) market leases, net	1,296	724	572	79%

	$5,826	$(4,493)	$10,319	n/a

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

	Six Months Ended
	June 30, 2010		June 30, 2009
	Properties	Amount	Properties	Amount
Real property acquisitions:
Senior housing facilities	10	$109,492	—	$—
Medical office buildings	19	246,582	—	—

Total acquisitions	29	356,074	—	—
Less: Assumed debt		(117,892)		—
Assumed other assets (liabilities), net		(31,690)		—

Cash disbursed for acquisitions		206,492		—
Construction in progress additions		162,536		285,724
Capital improvements to existing properties		20,845		12,635

Total cash invested in real property		389,873		298,359

Real property dispositions:
Senior housing facilities	1	3,437	10	44,877
Skilled nursing facilities	5	34,924	3	18,854
Hospitals	—	—	2	40,841
Medical office buildings	3	7,568	—	—

Total dispositions	9	45,929	15	104,572
Less: Gains (losses) on sales of real property		10,033		27,713
Seller financing on sales of real property		(1,470)		—

Proceeds from real property sales		54,492		132,285

Net cash investments in real property	20	$335,381	(15)	$166,074

	Six Months Ended
	June 30, 2010			June 30, 2009
	Senior Housing	Medical		Senior Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$8,617	$15,799	$24,416	$1,921	$—	$1,921
Draws on existing loans	18,838	—	18,838	34,149	976	35,125

Sub-total	27,455	15,799	43,254	36,070	976	37,046
Less: Seller financing on property sales	—	(1,470)	(1,470)	—	—	—

Net cash advances on real estate loans	27,455	14,329	41,784	36,070	976	37,046
Receipts on real estate loans receivable:
Loan payoffs	1,599	—	1,599	18,440	—	18,440
Principal payments on loans	7,705	116	7,821	11,742	895	12,637

Total receipts on real estate loans	9,304	116	9,420	30,182	895	31,077

Net advances (receipts) on real estate loans	$18,151	$14,213	$32,364	$5,888	$81	$5,969

     The contributions to unconsolidated joint ventures represent $174,574,000 of cash invested by us in the joint venture with Forest City Enterprises. Please see Note 7 to our unaudited financial statements for additional information.
     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common stock and dividend payments.
     For the six months ended June 30, 2010, we had a net increase of $66,000,000 on our unsecured line of credit arrangement as

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
compared to a net decrease of $228,000,000 for the same period in 2009. The changes in our senior unsecured notes are due to (i) the issuance of $494,403,000 of convertible senior unsecured notes in March and June 2010; (ii) the repurchase of $441,326,000 of convertible senior unsecured notes in March and June 2010; (iii) the issuance of $450,000,000 of senior unsecured notes in April and June 2010; and (iv) the extinguishment of $21,723,000 of various senior unsecured notes in March 2009.
     The following is a summary of our common stock issuances for the six months ended June 30, 2010 and 2009 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
February 2009 public issuance	5,816,870	$36.85	$214,352	$210,880
2009 Equity shelf plan issuances	400,000	36.05	14,420	13,723
2009 Dividend reinvestment plan issuances	741,282	33.18	24,593	24,593

2009 Totals	6,958,152		$253,365	$249,196

2010 Dividend reinvestment plan issuances	855,343	$41.59	$35,570	$35,570
2010 Option exercises	51,313	38.78	1,990	1,990

2010 Totals	906,656		$37,560	$37,560

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increase in dividends is primarily attributable to an increase in our common stock. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2010		June 30, 2009
	Per Share	Amount	Per Share	Amount
Common Stock	$1.3600	$169,069	$1.3600	$151,725
Series D Preferred Stock	0.9844	3,938	0.9844	3,938
Series E Preferred Stock	0.7500	56	0.7500	56
Series F Preferred Stock	0.9532	6,672	0.9532	6,672
Series G Preferred Stock	0.9376	327	0.9376	373

Totals		$180,062		$162,764

Off-Balance Sheet Arrangements
     During the three months ended March 31, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). In connection with this transaction, we invested $174,574,000 of cash which is recorded as an equity investment on the balance sheet. Our share of the non-recourse secured debt assumed by the joint venture was approximately $156,729,000 with weighted-average interest rates of 7.1%. Please see Note 7 to our unaudited consolidated financial statements for additional information.
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
     At June 30, 2010, we had four outstanding letter of credit obligations totaling $5,329,057 and expiring between 2010 and 2013. Please see Note 12 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
     The following table summarizes our payment requirements under contractual obligations as of June 30, 2010 (in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Payments Due by Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Unsecured line of credit arrangement	$206,000	$—	$206,000	$—	$—
Senior unsecured notes(1)	2,164,930	—	76,853	300,000	1,788,077
Secured debt(1)	813,749	8,957	44,085	218,866	541,841
Contractual interest obligations	1,343,802	76,465	301,497	258,963	706,877
Operating lease obligations	183,398	2,259	8,902	8,612	163,625
Purchase obligations	320,786	14,306	306,480	—	—
Other long-term liabilities	5,058	187	1,065	1,903	1,903

Total contractual obligations	$5,037,723	$102,174	$944,882	$788,344	$3,202,323

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
     At June 30, 2010, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1.15 billion, which is scheduled to expire on August 5, 2011. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.95% at June 30, 2010). The applicable margin is based on certain of our debt ratings and was 0.6% at June 30, 2010. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.15% at June 30, 2010. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. At June 30, 2010, we had $206,000,000 outstanding under the unsecured line of credit arrangement and estimated total contractual interest obligations of $2,121,000. Contractual interest obligations are estimated based on the assumption that the balance of $206,000,000 at June 30, 2010 is constant until maturity at interest rates in effect at June 30, 2010.
     We have $2,164,930,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 3.00% to 8.00%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $1,066,637,000 at June 30, 2010. A total of $788,077,000 of our senior unsecured notes are convertible notes that also contain put features. Please see Note 10 to our unaudited consolidated financial statements for additional information.
     Additionally, we have secured debt with total outstanding principal of $813,749,000, collateralized by owned properties, with fixed annual interest rates ranging from 4.60% to 7.98%, payable monthly. The carrying values of the properties securing the debt totaled $1,176,865,000 at June 30, 2010. Total contractual interest obligations on secured debt totaled $275,044,000 at June 30, 2010.
     At June 30, 2010, we had operating lease obligations of $183,398,000 relating primarily to ground leases at certain of our properties and office space leases.
     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At June 30, 2010, we had outstanding construction financings of $255,883,000 for leased properties and were committed to providing additional financing of approximately $310,022,000 to complete construction. At June 30, 2010, we had contingent purchase obligations totaling $10,764,000. These contingent purchase obligations relate to unfunded capital improvement obligations. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.
     Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and certain non-compete agreements. We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the company are anticipated for the 2010 fiscal year. Benefit payments are expected to total $4,758,000 during the next five fiscal years and no benefit payments are expected to occur during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $3,577,000 and $3,287,000 at June 30, 2010 and December 31, 2009, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capital Structure
     As of June 30, 2010, we had total equity of $3,737,125,000 and a total outstanding debt balance of $3,154,763,000, which represents a debt to total book capitalization ratio of 46%. Our ratio of debt to market capitalization was 36% at June 30, 2010. For the three months ended June 30, 2010, our interest coverage ratio was 3.48x and our fixed charge coverage ratio was 2.78x. Also, at June 30, 2010, we had $55,423,000 of cash and cash equivalents, $59,656,000 of restricted cash and $944,000,000 of available borrowing capacity under our unsecured line of credit arrangement.
     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2010, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged.
     We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
     On May 7, 2009, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of July 31, 2010, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of July 31, 2010, 9,486,174 shares of common stock remained available for issuance under this registration statement. In November 2008, we entered into an Equity Distribution Agreement with UBS Securities LLC relating to the offer and sale from time to time of up to $250,000,000 aggregate amount of our common stock (“Equity Shelf Program”). As of July 31, 2010, we had $139,356,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.
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

	Three Months Ended				Change			Six Months Ended				Change
	June 30,		June 30,					June 30,		June 30,
	2010		2009		Amount		%	2010		2009		Amount		%
Net income attributable to common stockholders	$45,646		$59,240		$(13,594)		-23%	$71,458		$120,359		$(48,901)		-41%
Funds from operations	92,214		89,207		3,007		3%	155,300		174,529		(19,229)		-11%
EBITDA	136,253		132,843		3,410		3%	241,598		268,875		(27,277)		-10%
Net operating income	157,415		133,228		24,187		18%	300,470		268,048		32,422		12%

Per share data (fully diluted):
Net income attributable to common stockholders	$0.37		$0.53		$(0.16)		-30%	$0.58		$1.09		$(0.51)		-47%
Funds from operations	0.74		0.80		(0.06)		-8%	1.25		1.59		(0.34)		-21%

Interest coverage ratio	3.48	x	3.74	x	-0.26	x	-7%	3.29	x	3.81	x	-0.52	x	-14%
Fixed charge coverage ratio	2.78	x	3.07	x	-0.29	x	-9%	2.62	x	3.13	x	-0.51	x	-16%
     We evaluate our business and make resource allocations on our two business segments — senior housing and care properties and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
medical facilities. Please see Note 17 to our unaudited consolidated financial statements for additional information.
     Senior Housing and Care Properties
     The following is a summary of our results of operations for the senior housing and care properties segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2010	2009	$	%	2010	2009	$	%
Revenues:
Rental income	$97,012	$86,231	$10,781	13%	$189,638	$170,879	$18,759	11%
Interest income	8,830	8,910	(80)	-1%	17,405	17,633	(228)	-1%
Other income	1,536	570	966	169%	2,028	1,362	666	49%

	107,378	95,711	11,667	12%	209,071	189,874	19,197	10%
Expenses:
Interest expense	4,978	2,097	2,881	137%	9,513	2,885	6,628	230%
Depreciation and amortization	28,553	23,693	4,860	21%	54,760	47,192	7,568	16%
Transaction costs	644	—	644	n/a	5,663	—	5,663	n/a
Provision for loan losses	—	—	—	n/a	—	140	(140)	-100%

	34,175	25,790	8,385	33%	69,936	50,217	19,719	39%

Income from continuing operations	73,203	69,921	3,282	5%	139,135	139,657	(522)	0%
Discontinued operations:
Gain on sales of properties	2,639	10,677	(8,038)	-75%	8,368	13,358	(4,990)	-37%
Income from discontinued operations, net	198	1,640	(1,442)	-88%	478	3,453	(2,975)	-86%

Discontinued operations, net	2,837	12,317	(9,480)	-77%	8,846	16,811	(7,965)	-47%

Net income	$76,040	$82,238	$(6,198)	-8%	$147,981	$156,468	$(8,487)	-5%

     The increase in rental income is primarily attributable to the conversion of newly constructed senior housing and care properties subsequent to June 30, 2009 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.
     Interest expense for the three and six months ended June 30, 2010 represents $5,022,000 and $9,693,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. Interest expense for the three and six months ended June 30, 2009 represents $2,913,000 and $4,557,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our senior housing and care property secured debt principal activity (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$297,151	5.997%	$93,557	6.996%	$298,492	5.998%	$94,234	6.996%
Debt issued	92,265	4.772%	133,071	6.100%	92,265	4.772%	133,071	6.100%
Debt extinguished	—	0.000%	(20,928)	7.430%	—	0.000%	(20,928)	7.430%
Principal payments	(1,324)	6.407%	(11,188)	7.923%	(2,665)	6.208%	(11,865)	7.869%

Ending balance	$388,092	5.705%	$194,512	6.283%	$388,092	5.705%	$194,512	6.283%

Monthly averages	$324,699	5.912%	$226,293	6.469%	$313,292	5.947%	$226,635	6.470%
     Depreciation and amortization increased primarily as a result of the conversions of newly constructed investment properties subsequent to June 30, 2009. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
     Transaction costs for the six months ended June 30, 2010 primarily represent a $5,000,000 termination fee incurred in connection with the transfer of an entrance fee property to a new operator.
     During the six months ended June 30, 2010, we sold six senior housing and care properties. The following illustrates the reclassification impact as a result of classifying the properties sold subsequent to January 1, 2009 or held for sale at June 30, 2010 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Rental income	$242	$4,426	$852	$9,213
Expenses:
Interest expense	44	816	180	1,673
Provision for depreciation	—	1,970	194	4,087

Income from discontinued operations, net	$198	$1,640	$478	$3,453

     During the six months ended June 30, 2010, we had one reserved loan payoff resulting in a $158,000 write-off and related net reduction of the allowance balance. As a result of our quarterly evaluations, we did not further adjust our allowance for loan losses during the six months ended June 30, 2010. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed in “Critical Accounting Policies.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Medical Facilities
     The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2010	2009	$	%	2010	2009	$	%
Revenues:
Rental income	$54,134	$41,413	$12,721	31%	$104,222	$84,174	$20,048	24%
Interest income	505	1,248	(743)	-60%	978	2,478	(1,500)	-61%
Other income	302	304	(2)	-1%	574	619	(45)	-7%

	54,941	42,965	11,976	28%	105,774	87,271	18,503	21%
Expenses:
Interest expense	6,424	4,829	1,595	33%	11,943	9,566	2,377	25%
Property operating expenses	12,498	11,240	1,258	11%	25,010	22,288	2,722	12%
Depreciation and amortization	18,898	14,422	4,476	31%	36,078	29,121	6,957	24%
Transaction costs	108	—	108	n/a	2,803	—	2,803	n/a

	37,928	30,491	7,437	24%	75,834	60,975	14,859	24%

Income from continuing operations before income taxes and income from unconsolidated joint ventures	17,013	12,474	4,539	36%	29,940	26,296	3,644	14%
Income tax expense	(188)	(113)	(75)	66%	(247)	(257)	10	-4%
Income from unconsolidated joint ventures	1,828	—	1,828	n/a	2,596	—	2,596	n/a

Income from continuing operations	18,653	12,361	6,292	51%	32,289	26,039	6,250	24%
Discontinued operations:
Gain (loss) on sales of properties	675	—	675	n/a	1,665	14,355	(12,690)	-88%
Income (loss) from discontinued operations, net	(151)	(52)	(99)	190%	(634)	697	(1,331)	n/a

Discontinued operations, net	524	(52)	576	n/a	1,031	15,052	(14,021)	-93%

Net income (loss)	19,177	12,309	6,868	56%	33,320	41,091	(7,771)	-19%
Less: Net income attributable to noncontrolling interests	(66)	3	(69)	n/a	307	5	302	6040%

Net income (loss) attributable to common stockholders	$19,243	$12,306	$6,937	56%	$33,013	$41,086	$(8,073)	-20%

     The increase in rental income is primarily attributable to the acquisitions and construction conversions of medical facilities subsequent to June 30, 2009 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. Interest income decreased from the prior period primarily due to a decline in outstanding balances for medical facility real estate loans. Other income is attributable to third party management fee income.
     Interest expense for the three and six months ended June 30, 2010 represents $6,476,000 and $12,053,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. Interest expense for the three and six months ended June 30, 2009 represents $5,238,000 and $10,451,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. During the six months ended June 30, 2010, we assumed $106,140,000 of secured debt loans in connection with the acquisition of 17 medical office buildings. The following is a summary of our medical facilities secured debt principal activity (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$418,368	6.101%	$352,616	5.799%	$314,065	5.677%	$354,145	5.799%
Debt assumed	—	0.000%	—	0.000%	106,140	7.352%	—	0.000%
Principal payments	(2,798)	6.470%	(1,470)	5.756%	(4,635)	6.234%	(2,999)	5.758%

Ending balance	$415,570	6.098%	$351,146	5.799%	$415,570	6.098%	$351,146	5.799%

Monthly averages	$416,843	6.099%	$351,882	5.799%	$387,749	6.002%	$352,652	5.799%
     The increase in property operating expenses and depreciation and amortization is primarily attributable to acquisitions and construction conversions of new medical facilities for which we incur certain property operating expenses offset by property operating expenses associated with discontinued operations.
     Transaction costs for the six months ended June 30, 2010 represent costs incurred in connection with the acquisition of new properties.
     Income tax expense is primarily related to third party management fee income.
     Income from unconsolidated joint ventures represents our share of net income related to our joint venture investment with Forest City Enterprises. The following is a summary of our net income from this investment for the periods presented (in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2010	2009	$	%	2010	2009	$	%
Revenues	$9,355	$—	$9,355	n/a	$13,080	$—	$13,080	n/a
Operating expenses	2,716	—	2,716	n/a	3,817	—	3,817	n/a

Net operating income	6,639	—	6,639	n/a	9,263	—	9,263	n/a
Depreciation and amortization	2,323	—	2,323	n/a	3,098	—	3,098	n/a
Interest expense	2,114	—	2,114	n/a	3,037	—	3,037	n/a
Asset management fee	374	—	374	n/a	532	—	532	n/a

Net income	$1,828	$—	$1,828	n/a	$2,596	$—	$2,596	n/a

     During the year ended December 31, 2009, an impairment charge of $25,223,000 was recorded to reduce the carrying value of eight medical facilities to their estimated fair value less costs to sell. In determining the fair value of the properties, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates. During the six months ended June 30, 2010, we sold three medical facilities that were held for sale. At June 30, 2010, we had five medical facilities that satisfied the requirements for held for sale treatment. We did not recognize any impairment loss on these properties in 2010 as the fair value less estimated costs to sell exceeded our carrying values. The following illustrates the reclassification impact as a result of classifying medical facilities sold subsequent to January 1, 2009 or held for sale at June 30, 2010 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Rental income	$406	$1,807	$1,188	$4,976
Expenses:
Interest expense	52	409	110	884
Property operating expenses	505	804	1,712	1,738
Provision for depreciation	—	646	—	1,657

Income (loss) from discontinued operations, net	$(151)	$(52)	$(634)	$697

     Net income attributable to non-controlling interests primarily relates to certain properties that are consolidated in our operating results but where we have less than a 100% ownership interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Non-Segment/Corporate
     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2010	2009	$	%	2010	2009	$	%
Revenues:
Other income	$812	$363	$449	124%	$1,044	$740	$304	41%
Expenses:
Interest expense	26,052	19,181	6,871	36%	45,789	40,335	5,454	14%
General and administrative	11,878	11,062	816	7%	28,700	28,424	276	1%
Loss (gain) on extinguishments of debt	7,035	—	7,035	n/a	25,072	(1,678)	26,750	n/a

	44,965	30,243	14,722	49%	99,561	67,081	32,480	48%

Net loss from continuing operations before income taxes	(44,153)	(29,880)	(14,273)	48%	(98,517)	(66,341)	(32,176)	49%
Income tax (expense) benefit	—	92	(92)	-100%	(26)	185	(211)	n/a

Net loss	(44,153)	(29,788)	(14,365)	48%	(98,543)	(66,156)	(32,387)	49%
Preferred stock dividends	5,484	5,516	(32)	-1%	10,993	11,039	(46)	0%

Net loss attributable to common stockholders	$(49,637)	$(35,304)	$(14,333)	41%	$(109,536)	$(77,195)	$(32,341)	42%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.
     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2010	2009	$	%	2010	2009	$	%
Senior unsecured notes	$28,305	$27,297	$1,008	4%	$52,371	$55,002	$(2,631)	-5%
Secured debt	163	—	163	n/a	304	—	304	n/a
Unsecured lines of credit	1,198	1,214	(16)	-1%	2,238	2,898	(660)	-23%
Capitalized interest	(5,276)	(11,026)	5,750	-52%	(12,352)	(20,891)	8,539	-41%
SWAP savings	(40)	(40)	—	0%	(80)	(80)	—	0%
Loan expense	1,702	1,736	(34)	-2%	3,308	3,406	(98)	-3%

Totals	$26,052	$19,181	$6,871	36%	$45,789	$40,335	$5,454	14%

     The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments. The following is a summary of our senior unsecured note principal activity (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,702,129	5.186%	$1,823,277	5.773%	$1,661,853	5.557%	$1,845,000	5.782%
Debt issued	602,009	5.336%	—	0.000%	944,403	4.489%	—	0.000%
Debt extinguished	(139,208)	4.750%	—	0.000%	(441,326)	4.750%	(21,723)	6.504%

Ending balance	$2,164,930	5.256%	$1,823,277	5.773%	$2,164,930	5.256%	$1,823,277	5.773%

Monthly averages	$1,967,829	5.277%	$1,823,277	5.773%	$1,836,697	5.385%	$1,832,587	5.777%
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
     The change in interest expense on the unsecured line of credit arrangement is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. The following is a summary of our unsecured line of credit arrangement (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance outstanding at quarter end	$206,000	$342,000	$206,000	$342,000
Maximum amount outstanding at any month end	$431,000	$342,000	$431,000	$559,000
Average amount outstanding (total of daily principal balances divided by days in period)	$293,505	$273,242	$288,337	$344,724
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	1.63%	1.77%	1.55%	1.68%
     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balances outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized.
     Please see Note 11 to our unaudited consolidated financial statements for a discussion of our interest rate swap agreements and their impact on interest expense. Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense for the six months ended June 30, 2010 is consistent with the prior year.
     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three and six months ended June 30, 2010 were 7.25% and 9.03%, respectively, as compared to 7.61% and 9.73% for the same periods in 2009. The change from prior year is primarily related to $3,909,000 of non-recurring expenses recognized during the six months ended June 30, 2009 in connection with the departure of Raymond W. Braun who formerly served as President of the company. This was partially offset by the recognition of $2,853,000 of expenses in connection with a performance-based stock grant during the six months ended June 30, 2010.
     The change in preferred dividends is primarily attributable to preferred stock conversions into common stock. The following is a summary of our preferred stock activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	11,450,107	7.697%	11,475,702	7.697%	11,474,093	7.697%	11,516,302	7.696%
Shares converted	(52,855)	7.500%	(609)	6.000%	(76,841)	7.500%	(41,209)	7.478%

Ending balance	11,397,252	7.699%	11,475,093	7.697%	11,397,252	7.699%	11,475,093	7.697%

Monthly averages	11,410,466	7.698%	11,475,245	7.697%	11,434,308	7.698%	11,489,670	7.697%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The tables below reflect the reconciliation of FFO to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization include provisions for depreciation and amortization from discontinued operations. Noncontrolling interest amounts represent the noncontrolling interests’ share of depreciation and amortization. Unconsolidated joint venture amounts represent our share of unconsolidated joint ventures’ depreciation and amortization. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2009	2009	2009	2009	2010	2010

FFO Reconciliation:
Net income attributable to common stockholders	$61,119	$59,240	$19,130	$31,700	$25,812	$45,646
Depreciation and amortization	41,326	40,731	41,085	41,780	43,581	47,451
Loss (gain) on sales of properties	(17,036)	(10,677)	806	(16,487)	(6,718)	(3,314)
Noncontrolling interests	(87)	(87)	(88)	(703)	(363)	108
Unconsolidated joint ventures	—	—	—	—	775	2,323

Funds from operations	$85,322	$89,207	$60,933	$56,290	$63,087	$92,214

Average common shares outstanding:
Basic	108,214	110,864	114,874	122,700	123,270	123,808
Diluted	108,624	111,272	115,289	123,105	123,790	124,324

Per share data:
Net income attributable to common stockholders
Basic	$0.56	$0.53	$0.17	$0.26	$0.21	$0.37
Diluted	0.56	0.53	0.17	0.26	0.21	0.37

Funds from operations
Basic	$0.79	$0.80	$0.53	$0.46	$0.51	$0.74
Diluted	0.79	0.80	0.53	0.46	0.51	0.74

	Six Months Ended
	June 30,	June 30,
	2009	2010

FFO Reconciliation:
Net income attributable to common stockholders	$120,359	$71,458
Depreciation and amortization	82,057	91,032
Loss (gain) on sales of properties	(27,713)	(10,033)
Noncontrolling interests	(174)	(255)
Unconsolidated joint ventures	—	3,098

Funds from operations	$174,529	$155,300

Average common shares outstanding:
Basic	109,548	123,541
Diluted	109,956	124,059

Per share data:
Net income attributable to common stockholders
Basic	$1.10	$0.58
Diluted	1.09	0.58

Funds from operations
Basic	$1.59	$1.26
Diluted	1.59	1.25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following tables reflect the reconciliation of NOI for the periods presented. All amounts include amounts from discontinued operations, if applicable. Our share of revenues and expenses from unconsolidated joint ventures for life science buildings are included in medical facilities. Amounts are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2009	2009	2009	2009	2010	2010
NOI Reconciliation:
Total revenues:
Senior housing and care:
Rental income:
Senior housing	$47,704	$47,678	$47,446	$47,856	$52,366	$56,197
Skilled nursing facilities	41,731	42,979	41,983	40,733	40,872	41,057

Sub-total	89,435	90,657	89,429	88,589	93,238	97,254
Interest income	8,723	8,910	9,266	9,046	8,575	8,830
Other income	792	570	557	3,389	494	1,536

Total senior housing and care revenues	98,950	100,137	99,252	101,024	102,307	107,620
Medical facilities:
Rental income
Medical office buildings	33,253	32,593	35,008	35,980	40,088	42,056
Hospitals	12,677	10,627	10,884	10,779	10,781	12,484
Life science buildings	—	—	—	—	3,725	9,355

Sub-total	45,930	43,220	45,892	46,759	54,594	63,895
Interest income	1,230	1,248	1,262	1,201	473	505
Other income	316	304	332	8,415	271	302

Total medical facilities revenues	47,476	44,772	47,486	56,375	55,338	64,702
Corporate other income	376	363	200	232	231	812

Total revenues	146,802	145,272	146,938	157,631	157,876	173,134
Property operating expenses:
Medical facilities:
Medical office buildings	11,983	12,044	12,974	11,964	12,992	12,853
Hospitals	—	—	—	—	728	150
Life science buildings	—	—	—	—	1,101	2,716

Total property operating expenses	11,983	12,044	12,974	11,964	14,821	15,719
Net operating income:
Senior housing and care	98,950	100,137	99,252	101,024	102,307	107,620
Medical facilities	35,493	32,728	34,512	44,411	40,517	48,983
Non-segment/corporate	376	363	200	232	231	812

Net operating income	$134,819	$133,228	$133,964	$145,667	$143,055	$157,415

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30,	June 30,
	2009	2010
NOI Reconciliation:
Total revenues:
Senior housing and care:
Rental income:
Senior housing	$95,382	$108,561
Skilled nursing facilities	84,710	81,929

Sub-total	180,092	190,490
Interest income	17,633	17,405
Other income	1,362	2,028

Total senior housing and care revenues	199,087	209,923
Medical facilities:
Rental income
Medical office buildings	65,846	82,145
Hospitals	23,304	23,265
Life science buildings	—	13,080

Sub-total	89,150	118,490
Interest income	2,478	978
Other income	619	574

Total medical facilities revenues	92,247	120,042
Corporate other income	740	1,044

Total revenues	292,074	331,009
Property operating expenses:
Senior housing and care	—	—
Medical facilities:
Medical office buildings	24,026	25,844
Hospitals	—	878
Life science buildings	—	3,817

Non-segment/corporate	—	—

Total property operating expenses	24,026	30,539
Net operating income:
Senior housing and care	199,087	209,923
Medical facilities	68,221	89,503
Non-segment/corporate	740	1,044

Net operating income	$268,048	$300,470

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The tables below reflect the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,
	2009		2009		2009		2009		2010		2010

EBITDA Reconciliation:
Net income	$66,645		$64,759		$24,685		$36,838		$31,694		$51,064
Interest expense	28,011		27,332		28,833		25,596		29,985		37,550
Income tax expense (benefit)	50		21		(55)		151		84		188
Depreciation and amortization	41,326		40,731		41,085		41,780		43,581		47,451

EBITDA	$136,032		$132,843		$94,548		$104,365		$105,344		$136,253

Interest Coverage Ratio:
Interest expense	$28,011		$27,332		$28,833		$25,596		$29,985		$37,550
Non-cash interest expense	(2,772)		(2,844)		(2,895)		(3,387)		(2,841)		(3,659)
Capitalized interest	9,865		11,026		9,975		10,305		7,076		5,276

Total interest	35,104		35,514		35,913		32,514		34,220		39,167
EBITDA	$136,032		$132,843		$94,548		$104,365		$105,344		$136,253

Interest coverage ratio	3.88	x	3.74	x	2.63	x	3.21	x	3.08	x	3.48	x

Fixed Charge Coverage Ratio:
Total interest	$35,104		$35,514		$35,913		$32,514		$34,220		$39,167
Secured debt principal payments	2,206		2,177		2,298		2,611		3,378		4,325
Preferred dividends	5,524		5,516		5,520		5,520		5,509		5,484

Total fixed charges	42,834		43,207		43,731		40,645		43,107		48,976
EBITDA	$136,032		$132,843		$94,548		$104,365		$105,344		$136,253

Fixed charge coverage ratio	3.18	x	3.07	x	2.16	x	2.57	x	2.44	x	2.78	x

	Six Months Ended
	June 30,		June 30,
	2009		2010
|	|
EBITDA Reconciliation:
Net income	$131,403		$82,758
Interest expense	55,343		67,535
Income tax expense	72		273
Depreciation and amortization	82,057		91,032

EBITDA	$268,875		$241,598

Interest Coverage Ratio:
Interest expense	$55,343		$67,535
Non-cash interest expense	(5,616)		(6,500)
Capitalized interest	20,891		12,352

Total interest	70,618		73,387
EBITDA	$268,875		$241,598

Interest coverage ratio	3.81	x	3.29	x

Fixed Charge Coverage Ratio:
Total interest	$70,618		$73,387
Secured debt principal payments	4,383		7,704
Preferred dividends	11,039		10,993

Total fixed charges	86,040		92,084
EBITDA	$268,875		$241,598

Fixed charge coverage ratio	3.13	x	2.62	x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,
	2009		2009		2009		2009		2010		2010

Adjusted EBITDA Reconciliation:
Net income	$314,613		$218,112		$183,478		$192,927		$157,976		$144,282
Interest expense	131,750		122,927		116,406		109,772		111,746		121,964
Income tax expense	77		54		152		168		201		368
Depreciation and amortization	164,797		165,898		165,292		164,923		167,177		173,897
Stock-based compensation expense	11,360		11,034		10,637		9,633		10,619		10,736
Provision for loan losses	234		234		234		23,261		23,121		23,121
Loss (gain) on extinguishment of debt	(2,446)		(2,446)		24,696		25,107		44,822		51,857

Adjusted EBITDA	$620,385		$515,813		$500,895		$525,791		$515,662		$526,225

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$131,750		$122,927		$116,406		$109,772		$111,746		$121,964
Capitalized interest	29,727		35,690		39,301		41,170		38,381		32,631
Non-cash interest expense	(11,214)		(11,289)		(11,410)		(11,898)		(11,967)		(12,782)
Secured debt principal payments	8,232		8,592		8,810		9,292		10,464		12,612
Preferred dividends	22,579		22,311		22,101		22,079		22,064		22,032

Total fixed charges	181,074		178,231		175,208		170,415		170,688		176,457
Adjusted EBITDA	$620,385		$515,813		$500,895		$525,791		$515,662		$526,225

Adjusted fixed charge coverage ratio	3.43	x	2.89	x	2.86	x	3.09	x	3.02	x	2.98	x

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
     Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Current Report on Form 8-K filed May 10, 2010, for further information regarding significant accounting policies that impact us. There have been no material changes to these policies in 2010.
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

For the six months ended June 30, 2010, we recognized $18,383,000 of interest income and $295,900,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $4,068,000 as compared to gross straight-line rental income recognized of $8,598,000 for the six months ended June 30, 2010. At June 30, 2010, our straight-line receivable balance was $84,361,000, net of reserves totaling $273,000. Also at June 30, 2010, we had real estate loans with outstanding balances of $78,438,000 on non-accrual status.

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

For the six months ended June 30, 2010, we recorded $67,376,000, $19,189,000 and $4,468,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 37.9 years, 11.3 years and 9.4 years, respectively, for the six months ended June 30, 2010.

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

We did not record any impairment charges during the three months ended June 30, 2010.

Fair Value of Derivative Instruments

The valuation of derivative instruments is accounted for in accordance with U.S. GAAP, which requires companies to record derivatives at fair market value on the balance sheet as assets or liabilities.
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At June 30, 2010, we participated in two interest rate swap agreements which are reported at their fair value of $7,799,000 and are included in other liabilities and accumulated other comprehensive income.

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

During the six months ended June 30, 2010, we had one reserved loan payoff resulting in a $158,000 write-off and related net reduction of the allowance balance. As a result of our quarterly evaluations, we did not further adjust our allowance for loan losses during the six months ended June 30, 2010, resulting in an allowance for loan losses of $5,025,000 relating to real estate loans with outstanding balances of $91,986,000. Also at June 30, 2010, we had real estate loans with outstanding balances of $78,438,000 on non-accrual status.
Forward-Looking Statements and Risk Factors
          This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of properties; the performance of its operators and properties; its occupancy rates; its ability to acquire or develop properties; its ability to manage properties; its ability to enter into agreements with viable new tenants for vacant space or for properties that the company takes back from financially troubled tenants, if any; its ability to make distributions; its policies and plans regarding investments, financings and other matters; its tax status as a real estate investment trust; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; its critical accounting policies; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The company’s expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care, senior housing and life science industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with profitable results; the failure to make new investments as and when anticipated; acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; regulatory approval and market acceptance of the products and technologies of life science tenants; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention. Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Current Report on Form 8-K filed May 10, 2010, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	June 30, 2010		December 31, 2009
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$2,164,930	$(188,174)	$1,661,853	$(129,350)
Secured debt	685,103	(35,837)	491,094	(22,522)

Totals	$2,850,033	$(224,011)	$2,152,947	$(151,872)

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
          Our variable rate debt, including our unsecured line of credit arrangement, is reflected at fair value. At June 30, 2010, we had $206,000,000 outstanding related to our variable rate line of credit and $130,664,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $3,367,000. At December 31, 2009, we had $140,000,000 outstanding related to our variable rate line of credit and $131,952,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $2,720,000.
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
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Except as provided in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Risk Factors,” there have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Current Report on Form 8-K filed May 10, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased(1)	Per Share	or Programs(2)	or Programs
April 1, 2010 through April 30, 2010	144	$45.23
May 1, 2010 through May 31, 2010	117	42.01
June 1, 2010 through June 30, 2010

Totals	261	$43.79

(1)	During the three months ended June 30, 2010, the company acquired shares of common stock held by employees who tendered owned shares to satisfy the tax withholding on the lapse of certain restrictions on restricted stock.

(2)	No shares were purchased as part of publicly announced plans or programs.

Item 6. Exhibits

3.1	Certificate of Change of Location of Registered Office and of Registered Agent of the company.

4.1	Indenture, dated as of March 15, 2010, between the company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (filed with the Securities and Exchange Commission as Exhibit 4.1 to the company’s Form 8-K filed March 15, 2010, and incorporated herein by reference thereto).

4.2	Supplemental Indenture No. 1, dated as of March 15, 2010, between the company and the Trustee (filed with the Securities and Exchange Commission as Exhibit 4.2 to the company’s Form 8-K filed March 15, 2010, and incorporated herein by reference thereto).

4.3	Amendment No. 1 to Supplemental Indenture No. 1, dated as of June 18, 2010, between the company and the Trustee (filed with the Securities and Exchange Commission as Exhibit 4.3 to the company’s Form 8-K filed June 18, 2010, and incorporated herein by reference thereto).

4.4	Supplemental Indenture No. 2, dated as of April 7, 2010, between the company and the Trustee (filed with the Securities and Exchange Commission as Exhibit 4.2 to the company’s Form 8-K filed April 7, 2010, and incorporated herein by reference thereto).

4.5	Amendment No. 1 to Supplemental Indenture No. 2, dated as of June 8, 2010, between the company and the Trustee (filed with the Securities and Exchange Commission as Exhibit 4.3 to the company’s Form 8-K filed June 8, 2010, and incorporated herein by reference thereto).

10.1	Summary of Director Compensation.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, (iii) the Consolidated Statements of Equity for the six months ended June 30, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (v) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HEALTH CARE REIT, INC.

Date: August 6, 2010	By:	/s/ GEORGE L. CHAPMAN
George L. Chapman,
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 6, 2010	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2010	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Vice President and Controller
(Principal Accounting Officer)