Form 10-Q
period 2010-09-30
HEALTH CARE REIT INC /DE/
filed 2010-11-08
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number 1-8923
HEALTH CARE REIT, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1096634

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Dorr Street, Toledo, Ohio	43615

(Address of principal executive office)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2010, the registrant had 135,129,154 shares of common stock outstanding.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets — September 30, 2010 and December 31, 2009	3

Consolidated Statements of Income — Three and nine months ended September 30, 2010 and 2009	4

Consolidated Statements of Equity — Nine months ended September 30, 2010 and 2009	5

Consolidated Statements of Cash Flows — Nine months ended September 30, 2010 and 2009	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	51

Item 4. Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 5. Other Information	52

Item 6. Exhibits	53

Signatures	54
EX-3.1
EX-3.2
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
	(In thousands)
Assets
Real estate investments:
Real property owned:
Land and land improvements	$668,135	$521,055
Buildings and improvements	6,350,167	5,185,328
Acquired lease intangibles	223,349	127,390
Real property held for sale, net of accumulated depreciation	16,928	45,686
Construction in progress	286,366	456,832

Gross real property owned	7,544,945	6,336,291
Less accumulated depreciation and amortization	(804,651)	(677,851)

Net real property owned	6,740,294	5,658,440
Real estate loans receivable:
Real estate loans receivable	416,570	427,363
Less allowance for losses on loans receivable	(1,190)	(5,183)

Net real estate loans receivable	415,380	422,180

Net real estate investments	7,155,674	6,080,620
Other assets:
Equity investments	213,163	5,816
Deferred loan expenses	29,529	22,698
Cash and cash equivalents	181,147	35,476
Restricted cash	61,224	23,237
Receivables and other assets	252,330	199,339

Total other assets	737,393	286,566

Total assets	$7,893,067	$6,367,186

Liabilities and equity
Liabilities:
Borrowings under unsecured line of credit arrangement	$—	$140,000
Senior unsecured notes	2,585,961	1,653,027
Secured debt	885,494	620,995
Accrued expenses and other liabilities	201,529	145,713

Total liabilities	3,672,984	2,559,735
Equity:
Preferred stock	275,000	288,683
Common stock	135,046	123,385
Capital in excess of par value	4,429,425	3,900,666
Treasury stock	(11,352)	(7,619)
Cumulative net income	1,636,589	1,547,669
Cumulative dividends	(2,329,215)	(2,057,658)
Accumulated other comprehensive income	(11,459)	(2,891)
Other equity	5,972	4,804

Total Health Care REIT, Inc. stockholders’ equity	4,130,006	3,797,039
Noncontrolling interests	90,077	10,412

Total equity	4,220,083	3,807,451

Total liabilities and equity	$7,893,067	$6,367,186

NOTE: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenues:
Rental income	$152,127	$128,527	$441,337	$379,326
Resident fees and services	12,809	—	12,809	—
Interest income	10,054	10,528	28,437	30,639
Other income	1,156	1,089	4,802	3,810

Total revenues	176,146	140,144	487,385	413,775
Expenses:
Interest expense	44,408	27,595	110,703	79,428
Property operating expenses	20,849	12,153	45,859	34,441
Depreciation and amortization	48,565	39,187	138,321	114,446
Transaction costs	18,835	—	27,301	—
General and administrative	11,628	10,363	40,331	38,784
Loss (gain) on extinguishment of debt	9,099	26,374	34,171	24,697
Provision for loan losses	28,918	—	28,918	140

Total expenses	182,302	115,672	425,604	291,936

Income from continuing operations before income taxes and income from unconsolidated joint ventures	(6,156)	24,472	61,781	121,839
Income tax (expense) benefit	(52)	55	(325)	(17)
Income from unconsolidated joint ventures	1,899	—	4,496	—

Income from continuing operations	(4,309)	24,527	65,952	121,822
Discontinued operations:
Gain (loss) on sales of properties	10,526	(806)	20,559	26,907
Impairment of assets	(947)	(1,873)	(947)	(1,873)
Income (loss) from discontinued operations, net	511	2,837	2,973	9,233

Discontinued operations, net	10,090	158	22,585	34,267

Net income	5,781	24,685	88,537	156,089
Less: Preferred stock dividends	5,347	5,520	16,340	16,560
Less: Net income (loss) attributable to noncontrolling interests	(690)	35	(383)	40

Net income attributable to common stockholders	$1,124	$19,130	$72,580	$139,489

Average number of common shares outstanding:
Basic	125,298	114,874	124,132	111,345
Diluted	125,842	115,289	124,660	111,749

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$(0.08)	$0.17	$0.40	$0.95
Discontinued operations, net	0.08	—	0.18	0.31

Net income attributable to common stockholders*	$0.01	$0.17	$0.58	$1.25

Diluted:
Income from continuing operations attributable to common stockholders	$(0.08)	$0.16	$0.40	$0.94
Discontinued operations, net	0.08	—	0.18	0.31

Net income attributable to common stockholders*	$0.01	$0.17	$0.58	$1.25

Dividends declared and paid per common share	$0.69	$0.68	$2.05	$2.04

*	Amounts may not sum due to rounding
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES
(in thousands)

	Nine Months Ended September 30, 2010
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total

Balances at beginning of period	$288,683	$123,385	$3,900,666	$(7,619)	$1,547,669	$(2,057,658)	$(2,891)	$4,804	$10,412	$3,807,451
Comprehensive income:
Net income					88,920				(383)	88,537
Other comprehensive income:
Unrealized gain (loss) on equity investments							(95)			(95)
Cash flow hedge activity							(8,473)			(8,473)

Total comprehensive income										79,969

Contributions by noncontrolling interests			41,423						82,697	124,120
Distributions to noncontrolling interests									(2,649)	(2,649)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,691	70,540	(3,733)				(246)		68,252
Net proceeds from sale of common stock		9,631	413,306							422,937
Equity component of convertible debt			(9,689)							(9,689)
Redemption of preferred stock	(165)									(165)
Conversion of preferred stock	(13,518)	339	13,179							—
Option compensation expense								1,414		1,414
Cash dividends paid:
Common stock cash dividends						(255,217)				(255,217)
Preferred stock cash dividends						(16,340)				(16,340)

Balances at end of period	$275,000	$135,046	$4,429,425	$(11,352)	$1,636,589	$(2,329,215)	$(11,459)	$5,972	$90,077	$4,220,083

	Nine Months Ended September 30, 2009
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total

Balances at beginning of period	$289,929	$104,635	$3,204,690	$(5,145)	$1,354,400	$(1,723,819)	$(1,113)	$4,105	$10,603	$3,238,285
Comprehensive income:
Net income					156,049				40	156,089
Other comprehensive income:
Unrealized gain (loss) on equity investments							667			667
Cash flow hedge activity							(4,496)			(4,496)

Total comprehensive income										152,260

Contributions by noncontrolling interests									1,946	1,946
Distributions to noncontrolling interests									(1,967)	(1,967)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,236	44,672	(2,474)						43,434
Proceeds from issuance of common shares		16,969	628,294							645,263
Conversion of preferred stock	(1,246)	30	1,216							—
Option compensation expense								1,446		1,446
Cash dividends paid:
Common stock cash dividends						(227,959)				(227,959)
Preferred stock cash dividends						(16,558)				(16,558)

Balances at end of period	$288,683	$122,870	$3,878,872	$(7,619)	$1,510,449	$(1,968,336)	$(4,942)	$5,551	$10,622	$3,836,150

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Operating activities
Net income	$88,537	$156,089
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	140,137	123,143
Other amortization expenses	13,178	10,999
Provision for loan losses	28,918	140
Impairment of assets	947	1,873
Stock-based compensation expense	9,757	8,734
Loss (gain) on extinguishment of debt	34,171	24,697
Income from unconsolidated joint ventures	(4,496)	—
Rental income less than (in excess of) cash received	(6,200)	8,964
Amortization related to above (below) market leases, net	(2,112)	(1,344)
Loss (gain) on sales of properties	(20,559)	(26,907)
Increase (decrease) in accrued expenses and other liabilities	10,139	(5,038)
Decrease (increase) in receivables and other assets	(1,413)	(10,901)

Net cash provided from (used in) operating activities	291,004	290,449

Investing activities
Investment in real property	(803,364)	(417,378)
Capitalized interest	(16,008)	(30,866)
Investment in real estate loans receivable	(52,499)	(46,882)
Other investments, net of payments	(75,349)	(18,969)
Principal collected on real estate loans receivable	18,819	34,892
Contributions to unconsolidated joint ventures	(174,692)	—
Decrease (increase) in restricted cash	(34,279)	136,577
Proceeds from sales of real property	134,722	153,507

Net cash provided from (used in) investing activities	(1,002,650)	(189,119)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	(140,000)	(427,000)
Proceeds from issuance of senior unsecured notes	1,378,180	—
Payments to extinguish senior unsecured notes	(495,542)	(201,048)
Net proceeds from the issuance of secured debt	79,127	276,277
Payments on secured debt	(177,305)	(102,635)
Net proceeds from the issuance of common stock	486,565	683,883
Decrease (increase) in deferred loan expenses	(1,993)	(7,286)
Contributions by noncontrolling interests	2,491	1,946
Distributions to noncontrolling interests	(2,649)	(1,967)
Cash distributions to stockholders	(271,557)	(244,517)

Net cash provided from (used in) financing activities	857,317	(22,347)

Increase (decrease) in cash and cash equivalents	145,671	78,983
Cash and cash equivalents at beginning of period	35,476	23,370

Cash and cash equivalents at end of period	$181,147	$102,353

Supplemental cash flow information:
Interest paid	$92,106	$100,365
Income taxes paid	220	534
See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of September 30, 2010, our broadly diversified portfolio consisted of 641 properties in 39 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on our website at www.hcreit.com.
2. Accounting Policies and Related Matters
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily an indication of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Current Report on Form 8-K filed May 10, 2010.
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
     In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This update expands disclosures about the credit quality of our financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and changes and reasons for those changes in the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment and class. The disaggregation of information is based on the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. This update is effective for interim periods and fiscal years ending after December 15, 2010. We are currently evaluating the impact of ASU 2010-20 on our consolidated financial statements.
3. Real Property Acquisitions and Development
Merrill Gardens Partnership
     During the three months ended September 30, 2010, we completed the formation of our partnership with Merrill Gardens LLC to own and operate a portfolio of 38 combination senior housing and care communities located primarily in West Coast markets. We own an 80% partnership interest and Merrill Gardens owns the remaining 20% interest and continues to manage the communities. The partnership owns and operates 13 communities previously owned by us and 25 additional communities previously owned by Merrill Gardens. The transaction took advantage of the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). The results of operations for this partnership have been included in our consolidated results of operations beginning as of September 1, 2010 and are a component of our senior housing and care segment. Consolidation is based on a combination of ownership interest and operational decision-making control authority.
     In conjunction with the formation of the partnership we contributed $254,885,000 of cash and the 13 properties previously owned by us and the partnership assumed the secured debt relating to these properties. Merrill Gardens contributed the remaining 25 properties to the partnership and the secured debt relating to these properties in exchange for their 20% interest in the partnership. The 13 properties are recorded at their historical carrying values and the noncontrolling interest was established based on such values. The difference between the fair value of the consideration received relating to these properties and the historical allocation of the 20% noncontrolling interest was recorded in capital in excess of par value. The total purchase price for the 25 communities acquired have been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
with the Company’s accounting policies. Such allocations have not been finalized as we await final asset valuations and, as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at September 30, 2010 is preliminary and subject to adjustment. The 20% noncontrolling interest relating to the acquired 25 properties is also reflected at estimated fair value. The following table presents the preliminary allocation of the purchase price to assets and liabilities assumed, based on their estimated fair values (in thousands):

Land and land improvements	$86,664
Buildings and improvements	423,919
Acquired lease intangibles	75,320
Cash and cash equivalents	4,777
Restricted cash	3,707
Receivables and other assets	16,459

Total assets acquired	610,846
Secured debt	235,273
Accrued expenses and other liabilities	3,316

Total liabilities assumed	238,589
Capital in excess of par	41,423
Noncontrolling interests	80,207

Net assets acquired	$250,627

     The weighted average useful life of the acquired intangibles was 1.9 years as of September 30, 2010.
Real Property Investment Activity
     The following is a summary of our real property investment activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2010			September 30, 2009
	Senior Housing	Medical		Senior Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals
Real property acquisitions:
Senior housing — operating	$576,000	$—	$576,000	$—	$—	$—
Senior housing — triple net	219,772	—	219,772	—	—	—
Medical office buildings	—	246,582	246,582	—	—	—

Total acquisitions	795,772	246,582	1,042,354	—	—	—
Less: Assumed debt	(244,921)	(108,244)	(353,165)	—	—	—
Assumed other items, net	(118,901)	(31,048)	(149,949)	—	—	—

Cash disbursed for acquisitions	431,950	107,290	539,240	—	—	—
Construction in progress additions:
Senior housing — triple net	62,115	—	62,115	250,066	—	250,066
Skilled nursing facilities	—	—	—	19,534	—	19,534
Hospitals	—	93,931	93,931	—	82,671	82,671
Medical office buildings	—	91,042	91,042	—	96,642	96,642

Total construction in progress additions	62,115	184,973	247,088	269,600	179,313	448,913
Less: Capitalized interest	(5,700)	(9,836)	(15,536)	(21,306)	(9,560)	(30,866)
Accruals(1)	—	(8,088)	(8,088)	—	(21,466)	(21,466)

Cash disbursed for construction in progress	56,415	167,049	223,464	248,294	148,287	396,581
Capital improvements to existing properties	18,821	21,839	40,660	11,333	9,464	20,797

Total cash invested in real property	$507,186	$296,178	$803,364	$259,627	$157,751	$417,378

(1)	Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the period noted above.
     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2010			September 30, 2009
	Senior Housing	Medical		Senior Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals
Development projects:
Senior housing facilities	$269,261	$—	$269,261	$257,456	$—	$257,456
Skilled nursing facilities	—	—	—	14,561	—	14,561
Hospitals	—	96,829	96,829	—	—	—
Medical office buildings	—	49,144	49,144	—	173,744	173,744

Total development projects	269,261	145,973	415,234	272,017	173,744	445,761
Expansion projects	2,320	—	2,320	4,064	—	4,064

Total construction in progress conversions	$271,581	$145,973	$417,554	$276,081	$173,744	$449,825

     Transaction costs for the nine months ended September 30, 2010 primarily represent costs incurred with the Merrill Gardens partnership (including due diligence costs, fees for legal and valuation services, and termination of a pre-existing relationship computed based on the fair value of the assets acquired), lease termination fees and costs incurred in connection with the new property acquisitions.
4. Real Estate Intangibles
     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	September 30, 2010	December 31, 2009
Assets:
In place lease intangibles	$149,447	$74,198
Above market tenant leases	27,689	10,232
Below market ground leases	41,874	39,806
Lease commissions	4,339	3,154

Gross historical cost	223,349	127,390
Accumulated amortization	(37,881)	(29,698)

Net book value	$185,468	$97,692

Weighted-average amortization period in years	17.5	30.0

Liabilities:
Below market tenant leases	$54,009	$22,961
Above market ground leases	4,084	4,084

Gross historical cost	58,093	27,045
Accumulated amortization	(14,582)	(10,478)

Net book value	$43,511	$16,567

Weighted-average amortization period in years	12.3	12.1
5. Dispositions, Assets Held for Sale and Discontinued Operations
     During the year ended December 31, 2009, an impairment charge of $25,223,000 was recorded to reduce the carrying value of eight medical facilities to their estimated fair value less costs to sell. In determining the fair value of the properties, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates. During the nine months ended September 30, 2010, we sold 16 properties, including three of the held for sale medical facilities, for net gains of $20,559,000. At September 30, 2010, we had five medical facilities and one senior housing facility that satisfied the requirements for held for sale treatment. During the three months ended September 30, 2010, we recorded an impairment charge of $947,000 related to two of the held for sale medical facilities to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations. The following is a summary of our real

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
property disposition activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2010			September 30, 2009
	Senior Housing	Medical		Senior Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals
Real property dispositions:
Senior housing facilities	$3,437	$—	$3,437	$44,877	$—	$44,877
Skilled nursing facilities	104,628	—	104,628	18,854	—	18,854
Hospitals	—	—	—	—	40,841	40,841
Medical office buildings	—	7,568	7,568	—	28,128	28,128

Total dispositions	108,065	7,568	115,633	63,731	68,969	132,700
Add: Gain on sales of real property	18,894	1,665	20,559	13,358	13,549	26,907
Seller financing on sales of real property	—	(1,470)	(1,470)	—	(6,100)	(6,100)

Proceeds from real property sales	$126,959	$7,763	$134,722	$77,089	$76,418	$153,507

     We have reclassified the income and expenses attributable to all properties sold and attributable to properties held for sale at September 30, 2010 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$2,602	$6,794	$9,292	$25,237
Expenses:
Interest expense	577	1,238	1,817	4,748
Property operating expenses	973	821	2,686	2,559
Provision for depreciation	541	1,898	1,816	8,697

Income (loss) from discontinued operations, net	$511	$2,837	$2,973	$9,233

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Real Estate Loans Receivable
     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2010			September 30, 2009
	Senior Housing	Medical		Senior Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$9,742	$15,799	$25,541	$3,316	$—	$3,316
Draws on existing loans	28,413	15	28,428	42,226	1,340	43,566

Sub-total	38,155	15,814	53,969	45,542	1,340	46,882
Less: Seller financing on property sales	—	(1,470)	(1,470)	—	—	—

Net cash advances on real estate loans	38,155	14,344	52,499	45,542	1,340	46,882
Receipts on real estate loans receivable:
Loan payoffs	3,809	—	3,809	20,440	—	20,440
Principal payments on loans	11,682	3,328	15,010	12,838	1,614	14,452

Total receipts on real estate loans	15,491	3,328	18,819	33,278	1,614	34,892

Net advances (receipts) on real estate loans	$22,664	$11,016	$33,680	$12,264	$(274)	$11,990

     We recorded $28,918,000 of provision for loan losses during the nine months ended September 30, 2010. This amount includes the write-off of loans totaling $32,753,000 primarily related to certain early stage senior housing and CCRC development projects no longer being actively pursued. This was offset by a net reduction of the allowance balance by $3,835,000, resulting in an allowance for losses on loans receivable balance of $1,190,000 as of September 30, 2010.
     During the quarter ended September 30, 2010, we received title to a parcel of land and an equity interest in full satisfaction of certain loans outstanding with a combined balance of $38,848,000. For balance sheet purposes, the land parcel is recorded as land and the equity interest is accounted for as an equity method investment.
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
     In connection with these transactions, we invested $174,692,000 of cash which is recorded as an equity investment on the balance sheet. Our share of the non-recourse secured debt assumed by the joint venture was approximately $156,729,000 with weighted-average interest rates of 7.1%. The results of operations for these properties have been included in our consolidated results of operations from the date of acquisition by the joint venture and are reflected in our income statement as income from unconsolidated joint ventures. The aggregate remaining unamortized basis difference of our investment in this joint venture of $18,411,000 at September 30, 2010 is primarily attributable to real estate and related intangible assets and will be amortized over the life of the related properties and included in the reported amount of income from unconsolidated joint ventures.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. Customer Concentration
     The following table summarizes certain information about our customer concentration as of September 30, 2010 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment(2)	Investment(3)
Concentration by investment:(1)
Merrill Gardens LLC	38	$745,473	10%
Senior Living Communities, LLC	12	593,483	9%
Aurora Health Care, Inc.	18	305,517	4%
Brookdale Senior Living, Inc.	86	303,463	4%
Signature Healthcare LLC	32	260,620	4%
Remaining portfolio	455	4,948,308	69%

Totals	641	$7,156,864	100%

(1)	All of our top five customers, except for Aurora Health Care, Inc., are in our senior housing and care segment.

(2)	Excludes our share of unconsolidated joint venture investment of $349,832,000. Please see Note 7 for additional information.

(3)	Investments with our top five customers comprised 24% of total investments at December 31, 2009.
9. Borrowings Under Line of Credit Arrangement and Related Items
     At September 30, 2010, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1,150,000,000, which is scheduled to expire on August 5, 2011 (with the ability to extend for one year at our discretion if we are in compliance with all covenants). Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.86% at September 30, 2010). The applicable margin is based on certain of our debt ratings and was 0.6% at September 30, 2010. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.15% at September 30, 2010. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement.
     The following information relates to aggregate borrowings under the unsecured line of credit arrangement for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance outstanding at quarter end	$—	$143,000	$—	$143,000
Maximum amount outstanding at any month end	$560,000	$292,000	$560,000	$559,000
Average amount outstanding (total of daily principal balances divided by days in period)	$220,467	$217,174	$265,465	$301,740
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	2.22%	1.99%	1.74%	1.76%
10. Senior Unsecured Notes and Secured Debt
     We have $2,585,961,000 of senior unsecured notes with annual stated interest rates ranging from 3.00% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $2,614,930,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 11 for further discussion regarding derivative instruments.
     During the three months ended December 31, 2006, we issued $345,000,000 of 4.75% senior unsecured convertible notes due December 2026, generating net proceeds of $337,517,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 20.8833 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $47.89 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2011, December 1, 2016 and December 1, 2021, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. During the three months ended March 31, 2009, we

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
extinguished $5,000,000 of these notes and recognized a gain of $446,000. During the six months ended June 30, 2010, we extinguished $214,412,000 of these notes, recognized a loss of $8,837,000 and paid $18,552,000 to reacquire the equity component of convertible debt. As of September 30, 2010, we had $125,588,000 of these notes outstanding.
     In July 2007, we issued $400,000,000 of 4.75% senior unsecured convertible notes due July 2027, generating net proceeds of $388,943,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of our common stock at an initial conversion rate of 20.0000 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $50.00 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of July 15, 2012, July 15, 2017 and July 15, 2022, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. During the three months ended March 31, 2009, we extinguished $5,000,000 of these notes and recognized a gain of $594,000. During the six months ended June 30, 2010, we extinguished $226,914,000 of these notes, recognized a loss of $16,235,000 and paid $21,062,000 to reacquire the equity component of convertible debt. As of September 30, 2010, we had $168,086,000 of these notes outstanding.
     During the nine months ended September 30, 2010, we issued $494,403,000 of 3.00% senior unsecured convertible notes due December 2029, generating net proceeds of $486,084,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 19.5064 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $51.27 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2014, December 1, 2019 and December 1, 2024, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. In connection with this issuance, we recognized $29,925,000 of equity component of convertible debt.
     During the three months ended June 30, 2010, we issued $450,000,000 of 6.125% senior unsecured notes due 2020 with net proceeds of $446,328,000. During the three months ended September 30, 2010, we issued $450,000,000 of 4.70% senior unsecured notes due 2017 with net proceeds of $445,768,000. We have secured debt totaling $885,494,000, collateralized by owned properties, with annual interest rates ranging from 3.86% to 8.74%. The carrying amounts of the secured debt represent the par value of $897,265,000 adjusted for any unamortized fair value adjustments. The carrying values of the properties securing the debt totaled $1,399,126,000 at September 30, 2010. During the nine months ended September 30, 2010, we assumed $363,515,000 of first mortgage loans principal with an average rate of 6.44% secured by 41 properties. During the nine months ended September 30, 2010, we extinguished $159,475,000 of first mortgage loans principal with an average rate of 5.93% and recognized a loss of $9,099,000.
     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2010, we were in compliance with all of the covenants under our debt agreements.
     At September 30, 2010, the annual principal payments due on these debt obligations are as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1)	Debt (1)	Totals
2010	$—	$4,927	$4,927
2011	—	53,611	53,611
2012	76,853	73,540	150,393
2013	300,000	52,987	352,987
2014	—	166,407	166,407
Thereafter	2,238,077	545,793	2,783,870

Totals	$2,614,930	$897,265	$3,512,195

(1)	Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

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
     The following is a summary of the fair value of our derivative instruments (dollars in thousands):

	Balance Sheet	Fair Value
	Location	September 30, 2010	December 31, 2009
Cash flow hedge interest rate swaps	Other liabilities	$—	$2,381
Cash Flow Hedges
     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $1,643,000 of losses, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.
     The following presents the impact of derivative instruments on the statement of operations and OCI for the periods presented (dollars in thousands):

		Three Months Ended		Nine Months Ended
	Location	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Gain (loss) on interest rate swap recognized in OCI (effective portion)	n/a	$(3,211)	$(4,644)	$(10,307)	$(4,644)
Gain (loss) reclassified from AOCI into income (effective portion)	Interest expense	(236)	(229)	(1,834)	(148)
Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Realized loss	—	—	—	—
     On August 7, 2009, we entered into an interest rate swap (the “August 2009 Swap”) for a total notional amount of $52,198,000 to hedge seven years of interest payments associated with long-term LIBOR based borrowings. This swap was terminated on September 30, 2010 for a cash payment of $6,645,000. The effective portion is being amortized over the remaining term of the original swap as an adjustment to the yield on our LIBOR-based debt. The August 2009 Swap had an effective date of August 12, 2009 and a maturity date of September 1, 2016. The August 2009 Swap had the economic effect of fixing $52,198,000 at 3.93% plus a credit spread for seven years. The August 2009 Swap had been designated as a cash flow hedge and we expected it to be highly effective at offsetting changes in cash flows of interest payments on $52,198,000 of long-term debt due to changes in the LIBOR swap rate.
     On September 28, 2009, we entered into an interest rate swap (the “September 2009 Swap”) for a total notional amount of $48,155,000 to hedge seven years of interest payments associated with long-term LIBOR based borrowings. This swap was terminated on September 30, 2010 for a cash payment of $4,365,000. The effective portion is being amortized over the remaining term of the original swap as an adjustment to the yield on our LIBOR-based debt. The September 2009 Swap had an effective date of September 30, 2009 and a maturity date of October 1, 2016. The September 2009 Swap had the economic effect of fixing $48,155,000 at 3.2675% plus a credit spread for seven years. The September 2009 Swap had been designated as a cash flow hedge and we expected it to be highly effective at offsetting changes in cash flows of interest payments on $48,155,000 of long-term debt due to changes in the LIBOR swap rate.
Fair Value Hedges

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     For derivative instruments that are designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged risk are recognized in current earnings. There were no outstanding fair value hedges at September 30, 2010 or December 31, 2009.
12. Commitments and Contingencies
     We have two outstanding letters of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation to provide the letters of credit terminates in 2013. At September 30, 2010, our obligation under the letters of credit was $4,200,000.
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide liability and property insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2013. At September 30, 2010, our obligation under the letter of credit was $1,000,000.
     We have an outstanding letter of credit issued for the benefit of a village in Illinois that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a property. Our obligation to provide the letter of credit terminates in November 2010. At September 30, 2010, our obligation under the letter of credit was $129,057.
     At September 30, 2010, we had outstanding construction in process of $286,366,000 for leased properties and were committed to providing additional funds of approximately $314,132,000 to complete construction. At September 30, 2010, we had contingent purchase obligations totaling $7,065,000. These contingent purchase obligations relate to unfunded capital improvement obligations. Rents due from the tenant are increased to reflect the additional investment in the property.
     At September 30, 2010, we had operating lease obligations of $209,719,000 relating to certain ground leases and company office space. We incurred rental expense relating to company office space of $303,000 and $938,000 for the three and nine months ended September 30, 2010, respectively, as compared to $302,000 and $899,000 for the same periods in 2009. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At September 30, 2010, aggregate future minimum rentals to be received under these noncancelable subleases totaled $31,088,000.
     At September 30, 2010, future minimum lease payments due under operating leases are as follows (in thousands):

2010	$1,250
2011	4,980
2012	5,054
2013	4,758
2014	4,781
Thereafter	188,896

Totals	$209,719

13. Stockholders’ Equity
     The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	September 30, 2010	December 31, 2009
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	11,000,000	11,474,093
Outstanding shares	11,000,000	11,474,093

Common Stock, $1.00 par value:
Authorized shares	225,000,000	225,000,000
Issued shares	135,293,332	123,583,242
Outstanding shares	135,009,522	123,385,317

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     Preferred Stock. During the nine months ended September 30, 2009, certain holders of our Series G Cumulative Convertible Preferred Stock converted 41,600 shares into 29,771 shares of our common stock, leaving 399,713 of such shares outstanding at September 30, 2009. During the nine months ended September 30, 2010, certain holders of our Series G Cumulative Convertible Preferred Stock converted 394,200 shares into 282,078 shares of our common stock, leaving 5,513 of such shares outstanding which were redeemed by us on September 30, 2010. During the three months ended September 30, 2010, the holder of our Series E Cumulative Convertible and Redeemable Preferred Stock converted 74,380 shares into 56,935 shares of our common stock, leaving no such shares outstanding at September 30, 2010.
     Common Stock. The following is a summary of our common stock issuances during the nine months ended September 30, 2010 and 2009 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
February 2009 public issuance	5,816,870	$36.85	$214,352	$210,880
September 2009 public issuance	9,200,000	40.40	371,680	356,691
2009 Equity shelf plan issuances	1,952,600	40.69	79,447	77,692
2009 Dividend reinvestment plan issuances	1,099,340	35.05	38,528	38,528
2009 Option exercises	3,434	26.67	92	92

2009 Totals	18,072,244		$704,099	$683,883

September 2010 public issuance	9,200,000	$45.75	$420,900	$403,921
2010 Equity shelf plan issuances	431,082	44.94	19,371	19,014
2010 Dividend reinvestment plan issuances	1,441,612	42.83	61,737	61,737
2010 Option exercises	56,947	33.24	1,893	1,893

2010 Totals	11,129,641		$503,901	$486,565

     Dividends. The following is a summary of our dividend payments (dollars in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2010		September 30, 2009
	Per Share	Amount	Per Share	Amount
Common Stock	$2.0500	$255,217	$2.0400	$227,959
Series D Preferred Stock	1.4766	5,906	1.4766	5,906
Series E Preferred Stock	1.1250	94	1.1250	84
Series F Preferred Stock	1.4297	10,008	1.4297	10,008
Series G Preferred Stock	1.4064	332	1.4064	560

Totals		$271,557		$244,517

Comprehensive Income
     The following is a summary of accumulated other comprehensive income/(loss) as of the dates indicated (in thousands):

	September 30, 2010	December 31, 2009
Unrecognized losses on cash flow hedges	$(10,380)	$(1,907)
Unrecognized losses on equity investments	(645)	(550)
Unrecognized actuarial losses	(434)	(434)

Totals	$(11,459)	$(2,891)

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The following is a summary of comprehensive income/(loss) for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Unrecognized losses on cash flow hedges	$(2,975)	$(4,415)	$(8,473)	$(4,496)
Unrecognized gains (losses) on equity investments	42	489	(95)	667

Total other comprehensive income (loss)	(2,933)	(3,926)	(8,568)	(3,829)
Net income attributable to controlling interests	6,471	24,650	88,920	156,049

Comprehensive income attributable to controlling interests	3,538	20,724	80,352	152,220
Net and comprehensive income (loss) attributable to noncontrolling interests	(690)	35	(383)	40

Total comprehensive income	$2,848	$20,759	$79,969	$152,260

Other Equity
     Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $221,000 and $1,414,000 for the three and nine months ended September 30, 2010, respectively, as compared to $182,000 and $1,446,000 for the same periods in 2009.
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
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2010	September 30, 2009
Dividend yield	6.28%	7.35%
Expected volatility	34.08%	29.36%
Risk-free interest rate	3.23%	2.33%
Expected life (in years)	7.0	7.0
Weighted-average fair value	$7.82	$4.38
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Option Award Activity
     The following table summarizes information about stock option activity for the nine months ended September 30, 2010:

	Number of	Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000’s)	Exercise Price	Contract Life (years)	Value ($000’s)
Options at beginning of year	1,062	$37.71	8.1
Options granted	280	43.29
Options exercised	(57)	33.24
Options terminated	(6)	37.82

Options at end of period	1,279	$$39.13	7.8	$10,502

Options exercisable at end of period	512	$37.21	6.1	$5,185
Weighted average fair value of options granted during the period		$$7.82

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at September 30, 2010. During the nine months ended September 30, 2010 and 2009, the aggregate intrinsic value of options exercised under our stock incentive plans was $668,000 and $54,000, respectively (determined as of the date of option exercise). Cash received from option exercises under our stock incentive plans was $1,893,000 for the nine months ended September 30, 2010.
     As of September 30, 2010, there was approximately $3,045,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of September 30, 2010, there was approximately $8,810,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.
     The following table summarizes information about non-vested stock incentive awards as of September 30, 2010 and changes for the nine months ended September 30, 2010:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value
Non-vested at December 31, 2009	675	$5.44	405	$40.26
Vested	(181)	5.91	(232)	42.02
Granted	280	7.82	244	43.32
Terminated	(6)	7.06	(1)	38.55

Non-vested at September 30, 2010	768	$6.19	416	$41.09

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
15. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share — net income attributable to common stockholders	$1,124	$19,130	$72,580	$139,489

Denominator for basic earnings per share — weighted average shares	125,298	114,874	124,132	111,345
Effect of dilutive securities:
Employee stock options	128	11	112	—
Non-vested restricted shares	416	404	416	404

Dilutive potential common shares	544	415	528	404

Denominator for diluted earnings per share — adjusted weighted average shares	125,842	115,289	124,660	111,749

Basic earnings per share	$0.01	$0.17	$0.58	$1.25

Diluted earnings per share	$0.01	$0.17	$0.58	$1.25

     The diluted earnings per share calculations exclude the dilutive effect of 381,000 stock options for the three and nine months ended September 30, 2010, as compared to 418,000 and 885,000 for the same periods in 2009, because the exercise prices were less than the average market price. The outstanding convertible senior unsecured notes were not included in these calculations as the effect of the conversions into common stock was anti-dilutive for the relevant periods presented.
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
     The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Mortgage loans receivable	$78,864	$78,972	$74,517	$74,765
Other real estate loans receivable	337,706	347,777	352,846	354,429
Available-for-sale equity investments	955	955	1,050	1,050
Cash and cash equivalents	181,147	181,147	35,476	35,476

Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$—	$—	$140,000	$140,000
Senior unsecured notes	2,585,961	2,885,225	1,653,027	1,762,129
Secured debt	885,494	953,451	620,995	623,266
Interest rate swap agreements	—	—	2,381	2,381
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

	Fair Value Measurements as of September 30, 2010
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$955	$955	$—	$—
Assets held for sale(2)	3,453	—	3,453	—

Totals	$4,408	$955	$3,453	$—

(1)	Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Please see Note 5 for additional information.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
17. Segment Reporting
     We invest in senior housing and health care real estate. We evaluate our business and make resource allocations on our two business segments — senior housing and care and medical facilities. Our primary senior housing and care properties include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and combinations thereof. Under the senior housing and care segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single tenant properties. Excluding our Merrill Gardens partnership (please see Note 3 for additional information), properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our primary medical facility properties include medical office buildings, hospitals and life science buildings. Our medical office buildings are typically leased to multiple tenants and generally require a certain level of property management. Our hospital investments are structured similar to our senior housing and care investments. Our life science investments represent investments in an unconsolidated joint venture (see Note 7 for additional information). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Current Report on Form 8-K filed May 10, 2010). There are no intersegment sales or transfers. We evaluate performance based upon net operating income of the combined properties in each segment. Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income.
     During the nine months ended September 30, 2010, we changed the names of our segments and reclassified certain assets and related revenues. All hospitals that were formerly classified as investment properties have been reclassified to medical facilities. Accordingly, we have reclassified the following prior period amounts to be consistent with the current year classification for the three and nine months ended September 30, 2009, respectively: (i) rental income of $10,884,000 and $34,188,000; (ii) interest income of $1,262,000 and $3,740,000; (iii) other income of $84,000 and $256,000; and (iv) real estate depreciation/amortization of $3,460,000 and $10,284,000. Additionally, we have restated $111,000 and $298,000 of interest income from non-segment/corporate revenues to medical facilities to be consistent with the current year classification.
     Summary information for the reportable segments during the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands and includes amounts from discontinued operations):

						Property	Net	Real Estate
	Rental	Resident Fees	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income	and Services	Income	Income	Revenues	Expenses	Income(1)	Amortization	Expense	Assets
Three Months Ended September 30, 2010
Senior housing and care	$97,658	$12,809	$9,179	$698	$120,344	$7,993	$112,351	$29,087	$7,507	$4,838,163
Medical facilities(2)	57,071		875	227	58,173	13,829	44,344	20,019	6,506	2,792,882
Non-segment/Corporate	—		—	231	231	—	231	—	30,972	262,022

	$154,729	$12,809	$10,054	$1,156	$178,748	$21,822	$156,926	$49,106	$44,985	$7,893,067

Three Months Ended September 30, 2009
Senior housing and care	$89,429	$—	$9,266	$557	$99,252	$—	$99,252	$24,853	$3,625
Medical facilities	45,892		1,262	332	47,486	12,974	34,512	16,232	5,151
Non-segment/Corporate	—		—	200	200	—	200	—	20,057

	$135,321	$—	$10,528	$1,089	$146,938	$12,974	$133,964	$41,085	$28,833

						Property	Net	Real Estate
	Rental	Resident Fees	Interest	Other	Total	Operating	Operating	Depreciation/	Interest
	Income	and Services	Income	Income	Revenues	Expenses	Income(1)	Amortization	Expense
Nine Months Ended September 30, 2010
Senior housing and care	$288,148	$12,809	$26,583	$2,726	$330,266	$7,993	$322,273	$84,040	$17,200
Medical facilities(2)	162,481		1,853	800	165,134	40,552	124,582	56,097	18,560
Non-segment/Corporate	—		—	1,276	1,276	—	1,276	—	76,760

	$450,629	$12,809	$28,436	$4,802	$496,676	$48,545	$448,131	$140,137	$112,520

Nine Months Ended September 30, 2009
Senior housing and care	$269,521	$—	$26,899	$1,921	$298,341	$—	$298,341	$76,132	$8,183
Medical facilities	135,042		3,740	951	139,733	37,000	102,733	47,011	15,603
Non-segment/Corporate	—		—	938	938	—	938	—	60,390

	$404,563	$—	$30,639	$3,810	$439,012	$37,000	$402,012	$123,143	$84,176

(1)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

(2)	Excludes income and expense amounts related to our life science buildings held in an unconsolidated joint venture. Please see Note 7 for additional information.

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
Executive Summary
Company Overview
     Health Care REIT, Inc. is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Founded in 1970, we were the first REIT to invest exclusively in health care facilities. The following table summarizes our portfolio as of September 30, 2010:

	Investments	Percentage of	Number of	# Beds/Units		Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.		metric(1)		States
Senior housing facilities	$3,326,935	44.2%	264	23,098	units	$ 148,363	per unit	34
Skilled nursing facilities	1,350,142	18.0%	197	26,413	beds	51,117	per bed	26
Hospitals	741,008	9.9%	31	1,857	beds	438,893	per bed	13
Medical office buildings	1,738,779	23.2%	142	7,585,071	sq. ft.	248	per sq. ft.	25
Life science buildings(2)	349,832	4.7%	7			n/a		1

Totals	$7,506,696	100.0%	641					39

(1)	Investment per metric was computed by using the total investment amount of $7,470,996,000, which includes net real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $7,156,864,000 and $314,132,000, respectively.

(2)	Includes our share of unconsolidated joint venture investments. Please see Note 7 to our unaudited financial statements for additional information.
Health Care Industry
     The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future. The Centers for Medicare and Medicaid Services (“CMS”) projects that national health expenditures will rise to $3.5 trillion in 2015 or 18.2% of gross domestic product (“GDP”). The average annual growth in national health expenditures for 2009 through 2019 is expected to be 6.3%, which is 0.2% faster than pre-health care reform estimates.
     While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates. We believe the health care property market may be less susceptible to fluctuations and economic downturns relative to other property sectors. Investor interest in the market remains strong, especially in specific sectors such as medical office buildings, regardless of the current stringent lending environment. As a REIT, we believe we are situated to benefit from any turbulence in the capital markets due to our access to capital.
     The total U.S. population is projected to increase by 20.4% through 2030. The elderly are an important component of health care utilization, especially independent living services, assisted living services, skilled nursing services, inpatient and outpatient hospital services and physician ambulatory care. The elderly population aged 65 and over is projected to increase by 79.2% through 2030. Most health care services are provided within a health care facility such as a hospital, a physician’s office or a senior housing facility. Therefore, we believe there will be continued demand for companies, such as ours, with expertise in health care real estate.
     The following chart illustrates the projected increase in the elderly population aged 65 and over:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Source: U.S. Census Bureau
     Health care real estate investment opportunities tend to increase as demand for health care services increases. We recognize the need for health care real estate as it correlates to health care service demand. Health care providers require real estate to house their businesses and expand their services. We believe that investment opportunities in health care real estate will continue to be present due to:
•	The specialized nature of the industry, which enhances the credibility and experience of our company;

•	The projected population growth combined with stable or increasing health care utilization rates, which ensures demand; and

•	The on-going merger and acquisition activity.
Health Reform Laws
     On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amends the PPACA (collectively, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or the operators and tenants of our properties. Some provisions of the Health Reform Laws may have a positive impact on our operators’ or tenants’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our operators or tenants by, for example, altering the market basket adjustments for certain types of health care facilities. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators and tenants provide to our respective employees. We cannot predict whether the existing Health Reform Laws, or future health care reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The Health Reform Laws revise other reimbursement provisions that may affect our business. For example, the Health Reform Laws mandate a one-year extension of the exceptions for medical therapy caps, which will be applicable though December 31, 2010. The Health Reform Laws also reduce states’ Medicaid disproportionate share hospital (“DSH”) allotments, starting in 2014 through 2020. These allotments would have provided additional funding for DSH hospitals that are operators or tenants of our properties, and thus, any reduction might negatively impact these operators or tenants.
     Additionally, beginning in fiscal year 2015, Medicare payments will decrease to hospitals for treatment associated with hospital acquired conditions. This decreased payment rate may negatively impact our operators or tenants. The Health Reform Laws also call for reductions in payments for discharges beginning October 1, 2012, in order to account for excess readmissions. While the exact amount of the reduction is not yet known, a reduction in payments to our operators or tenants may affect their ability to make payments to us.
     PPACA additionally calls for the creation of the Independent Payment Advisory Board (the “Board”), which will be responsible for establishing payment polices, including recommendations in the event that Medicare costs exceed a certain threshold. Proposals for recommendations submitted by the Board prior to December 31, 2018 may not include recommendations that would reduce payments for hospitals, skilled nursing facilities, and physicians, among other providers, prior to December 31, 2019. The Health Reform Laws also create other mechanisms that could permit significant changes to payment. For example, PPACA establishes the Center for Medicare and Medicaid Innovation to test innovative payment and service delivery models to reduce program expenditures through the use of demonstration programs that can waive existing reimbursement methodologies. The Health Reform Laws also provide additional Medicaid funding to allow states to carry out mandated expansion of Medicaid coverage to certain financially-eligible individuals beginning in 2014, and also permits states to expand their Medicaid coverage to these individuals as early as April 1, 2010, if certain conditions are met.
     Additionally, the Health Reform Laws delay until at least October 1, 2011, the implementation of the Resource Utilization Group, Version Four (“RUG-IV”) that would revise the payment classification system for skilled nursing facilities. The Health Reform Laws also extend certain payment rules related to long-term acute care hospitals found in the Medicare, Medicaid, and SCHIP Extension Act of 2007.
     Finally, many other changes resulting from the Health Reform Laws, or implementing regulations or guidance may negatively impact our operators and tenants. We will continue to monitor and evaluate the Health Reform Laws and implementing regulations and guidance to determine other potential effects of the reform.
     Impact of Fraud and Abuse Provisions. The Health Reform Laws revise health care fraud and abuse provisions that will affect our operators and tenants. Specifically, PPACA allows for up to treble damages under the Federal False Claims Act for violations related to state-based health insurance exchanges authorized by the Health Reform Laws, which will be implemented beginning in 2014. The Health Reform Laws also impose new civil monetary penalties for false statements or actions that lead to delayed inspections, with penalties of up to $15,000 per day for failure to grant timely access and up to $50,000 for a knowing violation. The Health Reform laws also provide for additional funding to investigate and prosecute health care fraud and abuse. Accordingly, the increased penalties under PPACA for fraud and abuse violations may have a negative impact on our operators and tenants in the event that the government brings an enforcement action or subjects them to penalties.
     Further, as recently as September 23, 2010, CMS published a proposed rulemaking to implement the enhanced provider and supplier screening provisions called for in the Health Reform Laws. Under the proposed rule, all enrolling and participating providers and suppliers would be assessed an annual administrative fee and be placed in one of three risk levels (limited, moderate, and high) based on an assessment of the entity’s overall risk of fraud, waste and abuse. The Health Reform Laws granted the Secretary of the Department of Health and Human Services significant discretionary authority to suspend, exclude, or impose fines on providers and suppliers based on the agency’s determination that such a provider or supplier is “high-risk,” and, as a result, this proposed rulemaking has the potential to materially adversely affect our operators and tenants who, if implemented, may be evaluated under the enhanced screening process.
     Additionally, provisions of Title VI of PPACA are designed to increase transparency and program integrity by skilled nursing facilities, other nursing facilities and similar providers. Specifically, skilled nursing facilities and other providers and suppliers will be required to institute compliance and ethics programs. Additionally, PPACA makes it easier for consumers to file complaints against nursing homes by mandating that states establish complaint websites. The provisions calling for enhanced transparency will increase the administrative burden and costs on these providers.

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
Medicare Program Reimbursement Changes
     CMS recently released a number of rulemakings that may potentially increase or decrease the government reimbursement of our operators and tenants. To the extent that any of these rulemakings decrease government reimbursement to our operators and tenants, our revenue and operations may be indirectly, adversely affected.
     On August 16, 2010, CMS issued a final rule updating the long-term acute care hospital prospective payment system for FY 2011. Among other things, the final rule updates payment rates for acute care and long-term care hospitals and implements certain provisions of the Health Reform Laws. In the rule, CMS finalized an update of 2.5% for inflation with a cut of 0.5% as required by the Health Reform Laws and a negative 2.5% documentation and coding adjustment for long-term care hospitals. CMS also released a notice and comment rulemaking for the prospective payment system and consolidated billing for skilled nursing facilities for FY 2011 on July 22, 2010. CMS adjusts the nursing home payment rates for FY 2011 by including a market basket increase factor of 2.3% and a negative 0.6 percentage point forecast error adjustment, which would result in a net increase update of 1.7% for nursing home rates.
     CMS annually adjusts the Medicare Physician Fee Schedule payment rates based on an update formula that includes application of the Sustainable Growth Rate (“SGR”). On November 2, 2010, CMS placed the CY 2011 Physician Fee Schedule final rule on public display for an expected publication date of November 29, 2010. Among other things, CMS preliminary estimates in the final rule that the CY 2011 SGR formula will be negative 13.4%. This measure is a significant change from the figure provided in the proposed rule, and will replace the 21.3% reduction in physician Medicare reimbursement in 2010 required by the SGR formula. Additionally, in the final rule, CMS has eliminated certain CPT consultation codes, which could negatively impact the reimbursement levels received by our operators and tenants.
     Finally, on November 2, 2010, CMS placed on public display the CY 2011 Hospital Outpatient Prospective Payment System (“HOPPS”) final rule with comment period for an expected publication date of November 24, 2010. CMS estimates that the cumulative effect of all changes to payment rates for CY 2011 will have a positive effect, resulting in a 2.5% estimated increase in Medicare payments to providers paid under the HOPPS.
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
     For the nine months ended September 30, 2010, rental income and interest income represented 91% and 6% respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We expect to complete gross new investments of $2.3 billion to $2.7 billion in 2010, comprised of acquisitions/joint ventures totaling $2.0 billion to $2.3 billion and funded new development of $300 million to $400 million. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $200 million during 2010. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured line of credit arrangement. At September 30, 2010, we had $181,147,000 of cash and cash equivalents, $61,224,000 of restricted cash and $1,150,000,000 of available borrowing capacity under our unsecured line of credit arrangement.
Key Transactions in 2010
     We have completed the following key transactions to date in 2010:
•	our Board of Directors increased the quarterly cash dividend to $0.69 per common share, as compared to $0.68 per common share for 2009, beginning in August 2010. The dividend declared for the quarter ended September 30, 2010 represents the 158th consecutive quarterly dividend payment;

•	we completed $1,580,059,000 of gross investments and had $119,442,000 of investment payoffs during the nine months ended September 30, 2010;

•	we issued $494,403,000 of 3.00% convertible senior unsecured notes due 2029 and repurchased $441,326,000 of 4.75% convertible senior unsecured notes due 2026 and 2027 in March and June 2010;

•	we issued $450,000,000 of 6.125% senior unsecured notes due 2020 with net proceeds of $446,328,000 in April and June 2010;

•	we raised $81,977,000 of HUD mortgage loans at an average rate of 5.10%;

•	we issued $450,000,000 of 4.70% senior unsecured notes due 2017 with net proceeds of $445,768,000 in September 2010;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	we completed a public offering of 9,200,000 shares of common stock with net proceeds of approximately $403,921,000 in September 2010; and

•	we completed our RIDEA partnership with Merrill Gardens LLC in September 2010.
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2009	2009	2009	2009	2010	2010	2010
Net income attributable to common stockholders	$61,119	$59,240	$19,130	$31,700	$25,812	$45,646	$1,124
Funds from operations	85,322	89,207	60,933	56,290	63,087	92,214	41,108
Net operating income(1)	134,819	133,228	133,964	145,667	143,055	157,415	164,292

Per share data (fully diluted):
Net income attributable to common stockholders	$0.56	$0.53	$0.17	$0.26	$0.21	$0.37	$0.01
Funds from operations	0.79	0.80	0.53	0.46	0.51	0.74	0.33

(1)	Includes our share of net operating income from unconsolidated joint ventures.
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

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,		September 30,
	2009		2009		2009		2009		2010		2010		2010
Debt to book capitalization ratio	43%		44%		39%		39%		43%		46%		45%
Debt to undepreciated book capitalization ratio	39%		40%		35%		35%		39%		41%		41%
Debt to market capitalization ratio	41%		40%		31%		30%		32%		36%		34%

Interest coverage ratio	3.88	x	3.74	x	2.63	x	3.21	x	3.08	x	3.48	x	2.25	x
Fixed charge coverage ratio	3.18	x	3.07	x	2.16	x	2.57	x	2.44	x	2.78	x	1.86	x

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

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2009	2009	2009	2009	2010	2010	2010
Asset mix:
Real property	92%	92%	92%	93%	93%	93%	94%
Real estate loans receivable	8%	8%	8%	7%	7%	7%	6%

Investment mix:(1)
Senior housing facilities	40%	40%	40%	42%	38%	39%	44%
Skilled nursing facilities	27%	26%	26%	25%	22%	21%	18%
Hospitals	10%	10%	11%	10%	10%	10%	10%
Medical office buildings	23%	24%	23%	23%	25%	25%	23%
Life science buildings	0%	0%	0%	0%	5%	5%	5%

Customer mix:(1)
Merrill Gardens LLC							10%
Senior Living Communities, LLC	6%	6%	7%	7%	8%	8%	8%
Aurora Health Care, Inc.					5%	5%	4%
Brookdale Senior Living Inc	5%	5%	5%	5%	5%	4%	4%
Signature Healthcare LLC	5%	5%	5%	5%	4%	4%	4%
Emeritus Corporation	4%	4%	4%	4%	4%	3%
Life Care Centers of America, Inc.	5%	4%	3%	3%
Remaining customers	75%	76%	76%	76%	74%	76%	70%

Geographic mix:(1)
California	8%	8%	8%	9%	9%	9%	11%
Florida	14%	13%	13%	12%	12%	11%	10%
Texas	11%	11%	11%	11%	10%	10%	9%
Massachusetts	7%	7%	7%	7%	11%	11%	9%
Washington							7%
Wisconsin					7%	7%
Ohio			5%	6%
Tennessee	5%	5%
Remaining states	55%	56%	56%	55%	51%	52%	54%

(1)	Includes our share of unconsolidated joint venture investments.
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
     Net operating income. The primary performance measure for our properties is net operating income (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our net operating income for the periods indicated (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2009	2009	2009	2009	2010	2010	2010
Net operating income:
Senior housing and care	$98,950	$100,137	$99,252	$101,024	$102,307	$107,620	$112,351
Medical facilities(1)	35,493	32,728	34,512	44,411	40,517	48,983	51,710
Non-segment/corporate	376	363	200	232	231	812	231

Net operating income	$134,819	$133,228	$133,964	$145,667	$143,055	$157,415	$164,292

(1)	Includes our share of net operating income from unconsolidated joint ventures.
     Payment coverage. Payment coverage of our operators continues to remain strong. Our overall payment coverage is at 2.11 times. The table below reflects our recent historical trends of portfolio coverage. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization and rent (but after imputed management fees) to contractual rent or interest due us.

	June 30, 2008		June 30, 2009		June 30, 2010
	CBMF	CAMF	CBMF	CAMF	CBMF	CAMF
Senior housing facilities	1.51x	1.29x	1.51x	1.30x	1.54x	1.31x
Skilled nursing facilities	2.29x	1.68x	2.24x	1.64x	2.37x	1.75x
Hospitals	2.39x	1.86x	2.37x	2.05x	2.65x	2.32x

Weighted averages	1.99x	1.54x	1.98x	1.55x	2.11x	1.66x
Corporate Governance
     Maintaining investor confidence and trust has become increasingly important in today’s business environment. Our Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on our website at www.hcreit.com and from us upon written request sent to the Senior Vice President — Administration and Corporate Secretary, Health Care REIT, Inc., 4500 Dorr Street, Toledo, Ohio 43615-4040.
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

	Nine Months Ended		Change
	September 30, 2010	September 30, 2009	$	%
Cash and cash equivalents at beginning of period	$35,476	$23,370	$12,106	52%
Cash provided from operating activities	291,004	290,449	555	0%
Cash used in investing activities	(1,002,650)	(189,119)	(813,531)	430%
Cash provided from (used in) financing activities	857,317	(22,347)	879,664	n/a

Cash and cash equivalents at end of period	$181,147	$102,353	$78,794	77%

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

	Nine Months Ended		Change
	September 30, 2010	September 30, 2009	$	%
Gross straight-line rental income	$12,414	$14,499	$(2,085)	-14%
Cash receipts due to real property sales	(752)	(3,452)	2,700	-78%
Prepaid rent receipts	(5,462)	(20,011)	14,549	-73%
Amortization related to below (above) market leases, net	2,112	1,344	768	57%

	$8,312	$(7,620)	$15,932	n/a

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
     Investing Activities. The changes in net cash used in investing activities are primarily attributable to net changes in real property and real estate loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Nine Months Ended
	September 30, 2010			September 30, 2009
	Senior Housing	Medical		Senior Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$9,742	$15,799	$25,541	$3,316	$—	$3,316
Draws on existing loans	28,413	15	28,428	42,226	1,340	43,566

Sub-total	38,155	15,814	53,969	45,542	1,340	46,882
Less: Seller financing on property sales	—	(1,470)	(1,470)	—	—	—

Net cash advances on real estate loans	38,155	14,344	52,499	45,542	1,340	46,882
Receipts on real estate loans receivable:
Loan payoffs	3,809	—	3,809	20,440	—	20,440
Principal payments on loans	11,682	3,328	15,010	12,838	1,614	14,452

Total receipts on real estate loans	15,491	3,328	18,819	33,278	1,614	34,892

Net advances (receipts) on real estate loans	$22,664	$11,016	$33,680	$12,264	$(274)	$11,990

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended
	September 30, 2010		September 30, 2009
	Properties	Amount	Properties	Amount
Real property acquisitions:
Senior housing — operating	25	$576,000	—	$—
Senior housing — triple net	15	219,772	—	—
Medical office buildings	19	246,582	—	—

Total acquisitions	59	1,042,354	—	—
Less: Assumed debt		(353,165)		—
Assumed other items, net		(149,949)		—

Cash disbursed for acquisitions		539,240		—
Construction in progress additions		223,464		396,581
Capital improvements to existing properties		40,660		20,797

Total cash invested in real property		803,364		417,378

Real property dispositions:
Senior housing — triple net	1	3,437	10	44,877
Skilled nursing facilities	12	104,628	3	18,854
Hospitals	—	—	2	40,841
Medical office buildings	3	7,568	10	28,128

Total dispositions	16	115,633	25	132,700
Less: Gains (losses) on sales of real property		20,559		26,907
Seller financing on sales of real property		(1,470)		(6,100)

Proceeds from real property sales		134,722		153,507

Net cash investments in real property	43	$668,642	(25)	$263,871

     The contributions to unconsolidated joint ventures represent $174,692,000 of cash invested by us in the joint venture with Forest City Enterprises. Please see Note 7 to our unaudited financial statements for additional information.
     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common stock and dividend payments.
     For the nine months ended September 30, 2010, we had a net decrease of $140,000,000 on our unsecured line of credit arrangement as compared to a net decrease of $427,000,000 for the same period in 2009. The changes in our senior unsecured notes are due to (i) the issuance of $494,403,000 of convertible senior unsecured notes in March and June 2010; (ii) the repurchase of $441,326,000 of convertible senior unsecured notes in March and June 2010; (iii) the issuance of $450,000,000 of senior unsecured notes in April and June 2010; (iv) the issuance of $450,000,000 of senior unsecured notes in September 2010; and (v) the extinguishment of $183,147,000 of various senior unsecured notes in March and September 2009. The changes in our secured debt are due to (i) the extinguishment of $159,475,000 of secured debt in September 2010; and (ii) the extinguishment of $79,743,000 of secured debt in September 2009.
     We may repurchase, redeem or refinance convertible and non-convertible senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The non-convertible senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions. We cannot redeem the March and June 2010 convertible senior unsecured notes prior to December 1, 2014 unless such redemption is necessary to preserve our status as a REIT. However, on or after December 1, 2014, we may from time to time at our option redeem those notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest to, but excluding, the redemption date. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a summary of our common stock issuances for the nine months ended September 30, 2010 and 2009 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
February 2009 public issuance	5,816,870	$36.85	$214,352	$210,880
September 2009 public issuance	9,200,000	40.40	371,680	356,691
2009 Equity shelf plan issuances	1,952,600	40.69	79,447	77,692
2009 Dividend reinvestment plan issuances	1,099,340	35.05	38,528	38,528
2009 Option exercises	3,434	26.67	92	92

2009 Totals	18,072,244		$704,099	$683,883

September 2010 public issuance	9,200,000	$45.75	$420,900	$403,921
2010 Equity shelf plan issuances	431,082	44.94	19,371	19,014
2010 Dividend reinvestment plan issuances	1,441,612	42.83	61,737	61,737
2010 Option exercises	56,947	33.24	1,893	1,893

2010 Totals	11,129,641		$503,901	$486,565

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increase in dividends is primarily attributable to an increase in our common shares outstanding. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2010		September 30, 2009
	Per Share	Amount	Per Share	Amount
Common Stock	$2.0500	$255,217	$2.0400	$227,959
Series D Preferred Stock	1.4766	5,906	1.4766	5,906
Series E Preferred Stock	1.1250	94	1.1250	84
Series F Preferred Stock	1.4297	10,008	1.4297	10,008
Series G Preferred Stock	1.4064	332	1.4064	560

Totals		$271,557		$244,517

Off-Balance Sheet Arrangements
     During the three months ended March 31, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). In connection with this transaction, we invested $174,692,000 of cash which is recorded as an equity investment on the balance sheet. Our share of the non-recourse secured debt assumed by the joint venture was approximately $156,729,000 with weighted-average interest rates of 7.1%. Please see Note 7 to our unaudited consolidated financial statements for additional information.
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
     At September 30, 2010, we had four outstanding letter of credit obligations totaling $5,329,057 and expiring between 2010 and 2013. Please see Note 12 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
     The following table summarizes our payment requirements under contractual obligations as of September 30, 2010 (in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Payments Due by Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Unsecured line of credit arrangement	$—	$—	$—	$—	$—
Senior unsecured notes(1)	2,614,930	—	76,853	300,000	2,238,077
Secured debt(1)	897,265	4,927	127,151	219,394	545,793
Contractual interest obligations	1,548,381	63,064	362,304	315,574	807,439
Capital lease obligations	—	—	—	—	—
Operating lease obligations	209,719	1,250	10,034	9,539	188,896
Purchase obligations	321,197	4,364	316,833	—	—
Other long-term liabilities	4,946	75	1,065	1,903	1,903

Total contractual obligations	$5,596,438	$73,680	$894,240	$846,410	$3,782,108

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
     At September 30, 2010, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1.15 billion, which is scheduled to expire on August 5, 2011. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.86% at September 30, 2010). The applicable margin is based on certain of our debt ratings and was 0.6% at September 30, 2010. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.15% at September 30, 2010. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement.
     We have $2,614,930,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 3.00% to 8.00%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $1,207,621,000 at September 30, 2010. A total of $788,077,000 of our senior unsecured notes are convertible notes that also contain put features. Please see Note 10 to our unaudited consolidated financial statements for additional information.
     Additionally, we have secured debt with total outstanding principal of $897,265,000, collateralized by owned properties, with fixed annual interest rates ranging from 3.86% to 8.74%, payable monthly. The carrying values of the properties securing the debt totaled $1,399,126,000 at September 30, 2010. Total contractual interest obligations on secured debt totaled $340,760,000 at September 30, 2010.
     At September 30, 2010, we had operating lease obligations of $209,719,000 relating primarily to ground leases at certain of our properties and office space leases.
     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At September 30, 2010, we had outstanding construction financings of $286,366,000 for leased properties and were committed to providing additional financing of approximately $314,132,000 to complete construction. At September 30, 2010, we had contingent purchase obligations totaling $7,065,000. These contingent purchase obligations relate to unfunded capital improvement obligations. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.
     Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and certain non-compete agreements. We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. No contributions by the company are anticipated for the 2010 fiscal year. Benefit payments are expected to total $4,758,000 during the next five fiscal years and no benefit payments are expected to occur during the succeeding five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $3,722,000 and $3,287,000 at September 30, 2010 and December 31, 2009, respectively.
     In connection with the Windrose merger, we entered into consulting agreements with Fred S. Klipsch and Frederick L. Farrar, which expired in December 2008. We entered into a new consulting agreement with Mr. Farrar in December 2008, which expired in December 2009. Each consultant has agreed not to compete with us for a period of two years following the expiration of the agreement. In exchange for complying with the covenant not to compete, Messers. Klipsch and Farrar receive eight quarterly payments of $75,000 and $37,500, respectively, with the first payment to be made on the date of expiration of the agreement. The first payment to Mr. Klipsch was made in December 2008 and the final payment in September 2010. The first payment to Mr. Farrar was made in January 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capital Structure
     As of September 30, 2010, we had total equity of $4,220,083,000 and a total outstanding debt balance of $3,471,455,000, which represents a debt to total book capitalization ratio of 45%. Our ratio of debt to market capitalization was 34% at September 30, 2010. For the three months ended September 30, 2010, our interest coverage ratio was 2.25x and our fixed charge coverage ratio was 1.86x. Also, at September 30, 2010, we had $181,147,000 of cash and cash equivalents, $61,224,000 of restricted cash and $1,150,000,000 of available borrowing capacity under our unsecured line of credit arrangement.
     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2010, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged.
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
     On May 7, 2009, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of October 31, 2010, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of October 31, 2010, 8,915,091 shares of common stock remained available for issuance under this registration statement. In November 2008, we entered into an Equity Distribution Agreement with UBS Securities LLC relating to the offer and sale from time to time of up to $250,000,000 aggregate amount of our common stock (“Equity Shelf Program”). As of October 31, 2010, we had $119,985,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.
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

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2010	2009	Amount	%	2010	2009	Amount	%
Net income attributable to common stockholders	$1,124	$19,130	$(18,006)	-94%	$72,580	$139,489	$(66,909)	-48%
Funds from operations	41,108	60,933	(19,825)	-33%	196,405	235,463	(39,058)	-17%
EBITDA	99,924	94,548	5,376	6%	341,519	363,425	(21,906)	-6%
Net operating income	164,292	133,964	30,328	23%	464,760	402,012	62,748	16%

Per share data (fully diluted):
Net income attributable to common stockholders	$0.01	$0.17	$(0.16)	-94%	$0.58	$1.25	$(0.67)	-54%
Funds from operations	0.33	0.53	(0.20)	-38%	1.58	2.11	(0.53)	-25%

Interest coverage ratio	2.25x	2.63x	-0.38x	-14%	2.90x	3.41x	-0.51x	-15%
Fixed charge coverage ratio	1.86x	2.16x	-0.30x	-14%	2.34x	2.80x	-0.46x	-16%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We evaluate our business and make resource allocations on our two business segments — senior housing and care properties and medical facilities. Please see Note 17 to our unaudited consolidated financial statements for additional information.
     Senior Housing and Care Properties
     The following is a summary of our results of operations for the senior housing and care properties segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2010	2009	$	%	2010	2009	$	%
Revenues:
Rental income	$95,357	$84,391	$10,966	13%	$280,345	$251,016	$29,329	12%
Resident fees and services	12,809	—	12,809	n/a	12,809	—	12,809	n/a
Interest income	9,179	9,266	(87)	-1%	26,583	26,899	(316)	-1%
Other income	698	557	141	25%	2,726	1,921	805	42%

	118,043	94,214	23,829	25%	322,463	279,836	42,627	15%
Expenses:
Interest expense	6,979	2,755	4,224	153%	15,535	4,687	10,848	231%
Property operating expenses	7,993	—	7,993	n/a	7,993	—	7,993	n/a
Depreciation and amortization	28,546	23,593	4,953	21%	82,224	69,730	12,494	18%
Transaction costs	18,820	—	18,820	n/a	24,483	—	24,483	n/a
Loss on extinguishment of debt	7,791	2,057	5,734	279%	7,791	2,057	5,734	279%
Provision for loan losses	28,918	—	28,918	n/a	28,918	140	28,778	20556%

	99,047	28,405	70,642	249%	166,944	76,614	90,330	118%

Income from continuing operations before income taxes	18,996	65,809	(46,813)	-71%	155,519	203,222	(47,703)	-23%

Income from continuing operations	18,996	65,809	(46,813)	-71%	155,519	203,222	(47,703)	-23%
Discontinued operations:
Gain on sales of properties	10,526	—	10,526	n/a	18,894	13,358	5,536	41%
Income from discontinued operations, net	1,232	2,908	(1,676)	-58%	4,322	8,607	(4,285)	-50%

Discontinued operations, net	11,758	2,908	8,850	304%	23,216	21,965	1,251	6%

Net income	30,754	68,717	(37,963)	-55%	178,735	225,187	(46,452)	-21%
Less: Net income attributable to noncontrolling interests	567	—	567	n/a	567	—	567	n/a

Net income attributable to common stockholders	$30,187	$68,717	$(38,530)	-56%	$178,168	$225,187	$(47,019)	-21%

     The increase in rental income is primarily attributable to the conversion of newly constructed senior housing and care properties subsequent to September 30, 2009 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.
     As discussed in Note 3 to our unaudited consolidated financial statements, we completed our partnership with Merrill Gardens LLC in September 2010. The results of operations for this partnership have been included in our consolidated results of operations from the date of acquisition and represent the sole component of resident fees and services, property operating expenses and net income attributable to noncontrolling interests for this segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Interest expense for the three and nine months ended September 30, 2010 represents $7,507,000 and $17,200,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. Interest expense for the three and nine months ended September 30, 2009 represents $3,625,000 and $8,183,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our senior housing and care property secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$388,092	5.705%	$194,512	6.283%	$298,492	5.998%	$94,234	6.996%
Debt issued	—		132,456	5.863%	81,977	4.600%	265,527	5.982%
Debt assumed	247,087	6.053%	—	0.000%	257,375	6.057%	—	0.000%
Debt extinguished	(150,981)	5.924%	(26,575)	7.402%	(150,981)	5.924%	(47,502)	7.414%
Principal payments	(1,581)	5.918%	(743)	6.360%	(4,246)	5.978%	(12,609)	7.780%

Ending balance	$482,617	5.815%	$299,650	5.998%	$482,617	5.815%	$299,650	5.998%

Monthly averages	$411,312	5.738%	$326,590	6.113%	$345,020	5.875%	$358,738	6.246%
     Depreciation and amortization increased primarily as a result of the conversions of newly constructed investment properties subsequent to September 30, 2009. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
     Transaction costs for the nine months ended September 30, 2010 primarily represent costs incurred with the Merrill Gardens partnership, lease termination fees and costs incurred in connection with other new property acquisitions.
     During the nine months ended September 30, 2010, we sold 12 senior housing and care properties. The following illustrates the reclassification impact as a result of classifying the properties sold subsequent to January 1, 2009 or held for sale at September 30, 2010 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Rental income	$2,301	$5,038	$7,803	$18,505
Expenses:
Interest expense	528	870	1,665	3,496
Provision for depreciation	541	1,260	1,816	6,402

Income from discontinued operations, net	$1,232	$2,908	$4,322	$8,607

     As a result of our quarterly evaluations, we recorded $28,918,000 of provision for loan losses during the nine months ended September 30, 2010. This amount includes the write-off of loans totaling $32,753,000 primarily related to certain early stage senior housing and CCRC development projects. This was offset by a net reduction of the allowance balance by $3,835,000. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed in “Critical Accounting Policies.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Medical Facilities
     The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2010	2009	$	%	2010	2009	$	%
Revenues:
Rental income	$56,770	$44,136	$12,634	29%	$160,992	$128,310	$32,682	25%
Interest income	875	1,262	(387)	-31%	1,853	3,740	(1,887)	-50%
Other income	227	332	(105)	-32%	800	951	(151)	-16%

	57,872	45,730	12,142	27%	163,645	133,001	30,644	23%
Expenses:
Interest expense	6,457	4,783	1,674	35%	18,408	14,351	4,057	28%
Property operating expenses	12,856	12,153	703	6%	37,866	34,441	3,425	10%
Depreciation and amortization	20,019	15,594	4,425	28%	56,097	44,716	11,381	25%
Transaction costs	15	—	15	n/a	2,818	—	2,818	n/a
Loss (gain) on extinguishment of debt	1,308	3,371	(2,063)	-61%	1,308	3,371	(2,063)	-61%

	40,655	35,901	4,754	13%	116,497	96,879	19,618	20%

Income from continuing operations before income taxes and income from unconsolidated joint ventures	17,217	9,829	7,388	75%	47,148	36,122	11,026	31%
Income tax (expense) benefit	73	25	48	192%	(174)	(232)	58	-25%
Income from unconsolidated joint ventures	1,899	—	1,899	n/a	4,496	—	4,496	n/a

Income from continuing operations	19,189	9,854	9,335	95%	51,470	35,890	15,580	43%
Discontinued operations:
Gain (loss) on sales of properties	—	(806)	806	-100%	1,665	13,549	(11,884)	-88%
Impairment of assets	(947)	(1,873)	926	-49%	(947)	(1,873)	926	-49%
Income (loss) from discontinued operations, net	(721)	(71)	(650)	915%	(1,349)	626	(1,975)	n/a

Discontinued operations, net	(1,668)	(2,750)	1,082	-39%	(631)	12,302	(12,933)	n/a

Net income (loss)	17,521	7,104	10,417	147%	50,839	48,192	2,647	5%
Less: Net income (loss) attributable to noncontrolling interests	(123)	35	(158)	n/a	184	40	144	360%

Net income (loss) attributable to common stockholders	$17,644	$7,069	$10,575	150%	$50,655	$48,152	$2,503	5%

     The increase in rental income is primarily attributable to the acquisitions and construction conversions of medical facilities subsequent to September 30, 2009 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. Interest income decreased from the prior period primarily due to a decline in outstanding balances for medical facility real estate loans. Other income is attributable to third party management fee income.
     Interest expense for the three and nine months ended September 30, 2010 represents $6,506,000 and $18,560,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. Interest expense for the three and nine months ended September 30, 2009 represents $5,151,000 and $15,603,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is primarily due to the net effect and timing of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
assumptions, extinguishments and principal amortizations. The following is a summary of our medical facilities secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$415,570	6.098%	$351,146	5.799%	$314,065	5.677%	$354,145	5.799%
Debt assumed	—	0.000%	—	0.000%	106,140	7.352%	—	0.000%
Debt extinguished	(8,494)	6.045%	(32,241)	7.033%	(8,494)	6.045%	(32,241)	7.033%
Principal payments	(2,307)	6.131%	(1,451)	5.722%	(6,942)	6.200%	(4,450)	5.746%

Ending balance	$404,769	6.099%	$317,454	5.675%	$404,769	6.099%	$317,454	5.675%

Monthly averages	$412,278	6.099%	$350,412	5.800%	$394,779	6.032%	$351,919	5.799%
     The increase in property operating expenses and depreciation and amortization is primarily attributable to acquisitions and construction conversions of new medical facilities for which we incur certain property operating expenses offset by property operating expenses associated with discontinued operations.
     Transaction costs for the nine months ended September 30, 2010 represent costs incurred in connection with the acquisition of new properties.
     Income tax expense is primarily related to third party management fee income.
     Income from unconsolidated joint ventures represents our share of net income related to our joint venture investment with Forest City Enterprises. The following is a summary of our net income from this investment for the periods presented (in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2010	2009	$	%	2010	2009	$	%
Revenues	$10,401	$—	$10,401	n/a	$23,481	$—	$23,481	n/a
Operating expenses	3,035	—	3,035	n/a	6,852	—	6,852	n/a

Net operating income	7,366	—	7,366	n/a	16,629	—	16,629	n/a
Depreciation and amortization	2,696	—	2,696	n/a	5,794	—	5,794	n/a
Interest expense	2,362	—	2,362	n/a	5,399	—	5,399	n/a
Asset management fee	409	—	409	n/a	940	—	940	n/a

Net income	$1,899	$—	$1,899	n/a	$4,496	$—	$4,496	n/a

     During the year ended December 31, 2009, an impairment charge of $25,223,000 was recorded to reduce the carrying value of eight medical facilities to their estimated fair value less costs to sell. In determining the fair value of the properties, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates. During the nine months ended September 30, 2010, we sold three of the held for sale medical facilities, for net gains of $1,665,000. At September 30, 2010, we had five medical facilities that satisfied the requirements for held for sale treatment. During the three months ended September 30, 2010, we recorded an impairment charge of $947,000 related to two of the held for sale medical facilities to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations. The following illustrates the reclassification impact as a result of classifying medical facilities sold subsequent to January 1, 2009 or held for sale at September 30, 2010 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Rental income	$301	$1,756	$1,489	$6,732
Expenses:
Interest expense	49	368	152	1,252
Property operating expenses	973	821	2,686	2,559
Provision for depreciation	—	638	—	2,295

Income (loss) from discontinued operations, net	$(721)	$(71)	$(1,349)	$626

     Net income attributable to non-controlling interests primarily relates to certain properties that are consolidated in our operating results but where we have less than a 100% ownership interest.
     Non-Segment/Corporate
     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2010	2009	$	%	2010	2009	$	%
Revenues:
Other income	$231	$200	$31	16%	$1,276	$938	$338	36%
Expenses:
Interest expense	30,972	20,057	10,915	54%	76,760	60,390	16,370	27%
General and administrative	11,628	10,363	1,265	12%	40,331	38,784	1,547	4%
Loss (gain) on extinguishments of debt	—	20,946	(20,946)	-100%	25,072	19,269	5,803	30%

	42,600	51,366	(8,766)	-17%	142,163	118,443	23,720	20%

Loss from continuing operations before income taxes	(42,369)	(51,166)	8,797	-17%	(140,887)	(117,505)	(23,382)	20%
Income tax (expense) benefit	(125)	30	(155)	n/a	(151)	215	(366)	n/a

Net loss	(42,494)	(51,136)	8,642	-17%	(141,038)	(117,290)	(23,748)	20%
Preferred stock dividends	5,347	5,520	(173)	-3%	16,340	16,560	(220)	-1%

Net loss attributable to common stockholders	$(47,841)	$(56,656)	$8,815	-16%	$(157,378)	$(133,850)	$(23,528)	18%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.
     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2010	2009	$	%	2010	2009	$	%
Senior unsecured notes	$31,522	$27,146	$4,376	16%	$83,894	$82,149	$1,745	2%
Secured debt	160	90	70	78%	463	90	373	414%
Unsecured lines of credit	1,221	1,081	140	13%	3,459	3,979	(520)	-13%
Capitalized interest	(3,656)	(9,975)	6,319	-63%	(16,008)	(30,866)	14,858	-48%
SWAP savings	(40)	(40)	—	0%	(121)	(121)	—	0%
Loan expense	1,765	1,755	10	1%	5,073	5,159	(86)	-2%

Totals	$30,972	$20,057	$10,915	54%	$76,760	$60,390	$16,370	27%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments. The following is a summary of our senior unsecured note principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,164,930	5.256%	$1,823,277	5.773%	$1,661,853	5.557%	$1,845,000	5.782%
Debt issued	450,000	4.700%	—	0.000%	1,394,403	4.557%	—	0.000%
Debt extinguished	—		(161,424)	8.000%	(441,326)	4.750%	(183,147)	7.823%

Ending balance	$2,614,930	5.160%	$1,661,853	5.557%	$2,614,930	5.160%	$1,661,853	5.557%

Monthly averages	$2,277,430	5.228%	$1,782,921	5.723%	$2,025,167	5.313%	$1,813,652	5.756%
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
     The change in interest expense on the unsecured line of credit arrangement is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. The following is a summary of our unsecured line of credit arrangement (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance outstanding at quarter end	$—	$143,000	$—	$143,000
Maximum amount outstanding at any month end	$560,000	$292,000	$560,000	$559,000
Average amount outstanding (total of daily principal balances divided by days in period)	$220,467	$217,174	$265,465	$301,740
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	2.22%	1.99%	1.74%	1.76%
     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balances outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized.
     Please see Note 11 to our unaudited consolidated financial statements for a discussion of our interest rate swap agreements and their impact on interest expense. Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense for the nine months ended September 30, 2010 is consistent with the prior year.
     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three and nine months ended September 30, 2010 were 6.51% and 8.12%, respectively, as compared to 7.05% and 8.83% for the same periods in 2009. The change from prior year is primarily related to the recognition of $2,853,000 of expenses in connection with a performance-based stock grant during the nine months ended September 30, 2010 and additional salary and benefits to attract and retain appropriate personnel to support our business growth. This was partially offset by $3,909,000 of non-recurring expenses recognized during the nine months ended September 30, 2009 in connection with the departure of Raymond W. Braun who formerly served as President of the company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The change in preferred dividends is primarily attributable to preferred stock conversions into common stock. The following is a summary of our preferred stock activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	11,397,252	7.697%	11,475,093	7.697%	11,474,093	7.697%	11,516,302	7.696%
Shares redeemed	(5,513)	7.500%	—	0.000%	(5,513)	7.500%	—	0.000%
Shares converted	(391,739)	7.215%	(1,000)	7.500%	(468,580)	7.265%	(42,209)	7.478%

Ending balance	11,000,000	7.716%	11,474,093	7.697%	11,000,000	7.716%	11,474,093	7.697%

Monthly averages	11,297,939	7.703%	11,474,593	7.697%	11,383,466	7.700%	11,485,097	7.697%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The tables below reflect the reconciliation of FFO to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization include provisions for depreciation and amortization from discontinued operations. Noncontrolling interest amounts represent the noncontrolling interests’ share of transaction costs and depreciation and amortization. Unconsolidated joint venture amounts represent our share of unconsolidated joint ventures’ depreciation and amortization. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2009	2009	2009	2009	2010	2010	2010
FFO Reconciliation:
Net income attributable to common stockholders	$61,119	$59,240	$19,130	$31,700	$25,812	$45,646	$1,124
Depreciation and amortization	41,326	40,731	41,085	41,780	43,581	47,451	49,106
Loss (gain) on sales of properties	(17,036)	(10,677)	806	(16,487)	(6,718)	(3,314)	(10,526)
Noncontrolling interests	(87)	(87)	(88)	(703)	(363)	108	(1,292)
Unconsolidated joint ventures	—	—	—	—	775	2,323	2,696

Funds from operations	$85,322	$89,207	$60,933	$56,290	$63,087	$92,214	$41,108

Average common shares outstanding:
Basic	108,214	110,864	114,874	122,700	123,270	123,808	125,298
Diluted	108,624	111,272	115,289	123,105	123,790	124,324	125,842

Per share data:
Net income attributable to common stockholders
Basic	$0.56	$0.53	$0.17	$0.26	$0.21	$0.37	$0.01
Diluted	0.56	0.53	0.17	0.26	0.21	0.37	0.01

Funds from operations
Basic	$0.79	$0.80	$0.53	$0.46	$0.51	$0.74	$0.33
Diluted	0.79	0.80	0.53	0.46	0.51	0.74	0.33

	Nine Months Ended
	September	September
	30,	30,
	2009	2010
FFO Reconciliation:
Net income attributable to common stockholders	$139,489	$72,580
Depreciation and amortization	123,143	140,137
Loss (gain) on sales of properties	(26,907)	(20,559)
Noncontrolling interests	(262)	(1,547)
Unconsolidated joint ventures	—	5,794

Funds from operations	$235,463	$196,405

Average common shares outstanding:
Basic	111,345	124,132
Diluted	111,749	124,660

Per share data:
Net income attributable to common stockholders
Basic	$1.25	$0.58
Diluted	1.25	0.58

Funds from operations
Basic	$2.11	$1.58
Diluted	2.11	1.58

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2009	2009	2009	2009	2010	2010	2010
NOI Reconciliation:
Total revenues:
Senior housing and care:
Rental income:
Senior housing	$47,704	$47,678	$47,446	$47,856	$52,366	$56,197	$56,162
Skilled nursing facilities	41,731	42,979	41,983	40,733	40,872	41,057	41,496

Sub-total	89,435	90,657	89,429	88,589	93,238	97,254	97,658
Resident fees and services	—	—	—	—	—	—	12,809
Interest income	8,723	8,910	9,266	9,046	8,575	8,830	9,179
Other income	792	570	557	3,389	494	1,536	698

Total senior housing and care revenues	98,950	100,137	99,252	101,024	102,307	107,620	120,344
Medical facilities:
Rental income
Medical office buildings	33,253	32,593	35,008	35,980	40,088	42,056	43,758
Hospitals	12,677	10,627	10,884	10,779	10,781	12,484	13,313
Life science buildings	—	—	—	—	3,725	9,355	10,401

Sub-total	45,930	43,220	45,892	46,759	54,594	63,895	67,472
Interest income	1,230	1,248	1,262	1,201	473	505	875
Other income	316	304	332	8,415	271	302	227

Total medical facilities revenues	47,476	44,772	47,486	56,375	55,338	64,702	68,574
Corporate other income	376	363	200	232	231	812	231

Total revenues	146,802	145,272	146,938	157,631	157,876	173,134	189,149
Property operating expenses:
Senior housing and care	—	—	—	—	—	—	7,993
Medical facilities:
Medical office buildings	11,983	12,044	12,974	11,964	12,992	12,853	13,307
Hospitals	—	—	—	—	728	150	522
Life science buildings	—	—	—	—	1,101	2,716	3,035

Sub-total	11,983	12,044	12,974	11,964	14,821	15,719	16,864
Non-segment/corporate	—	—	—	—	—	—	—

Total property operating expenses	11,983	12,044	12,974	11,964	14,821	15,719	24,857
Net operating income:
Senior housing and care	98,950	100,137	99,252	101,024	102,307	107,620	112,351
Medical facilities	35,493	32,728	34,512	44,411	40,517	48,983	51,710
Non-segment/corporate	376	363	200	232	231	812	231

Net operating income	$134,819	$133,228	$133,964	$145,667	$143,055	$157,415	$164,292

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended
	September 30,	September 30,
	2009	2010
NOI Reconciliation:
Total revenues:
Senior housing and care:
Rental income:
Senior housing	$142,828	$164,723
Skilled nursing facilities	126,693	123,425

Sub-total	269,521	288,148
Resident fees and services	—	12,809
Interest income	26,899	26,583
Other income	1,921	2,726

Total senior housing and care revenues	298,341	330,266
Medical facilities:
Rental income
Medical office buildings	100,854	125,903
Hospitals	34,188	36,578
Life science buildings	—	23,481

Sub-total	135,042	185,962
Interest income	3,740	1,853
Other income	951	800

Total medical facilities revenues	139,733	188,615
Corporate other income	938	1,276

Total revenues	439,012	520,157
Property operating expenses:
Senior housing and care	—	7,993
Medical facilities:
Medical office buildings	37,000	39,152
Hospitals	—	1,400
Life science buildings	—	6,852

Sub-total	37,000	47,404
Non-segment/corporate	—	—

Total property operating expenses	37,000	55,397
Net operating income:
Senior housing and care	298,341	322,273
Medical facilities	102,733	141,211
Non-segment/corporate	938	1,276

Net operating income	$402,012	$464,760

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The tables below reflect the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,		September 30,
	2009		2009		2009		2009		2010		2010		2010
EBITDA Reconciliation:
Net income	$66,645		$64,759		$24,685		$36,838		$31,694		$51,064		$5,781
Interest expense	28,011		27,332		28,833		25,596		29,985		37,550		44,985
Income tax expense (benefit)	50		21		(55)		151		84		188		52
Depreciation and amortization	41,326		40,731		41,085		41,780		43,581		47,451		49,106

EBITDA	$136,032		$132,843		$94,548		$104,365		$105,344		$136,253		$99,924

Interest Coverage Ratio:
Interest expense	$28,011		$27,332		$28,833		$25,596		$29,985		$37,550		$44,985
Non-cash interest expense	(2,772)		(2,844)		(2,895)		(3,387)		(2,841)		(3,659)		(4,258)
Capitalized interest	9,865		11,026		9,975		10,305		7,076		5,276		3,656

Total interest	35,104		35,514		35,913		32,514		34,220		39,167		44,383
EBITDA	$136,032		$132,843		$94,548		$104,365		$105,344		$136,253		$99,924

Interest coverage ratio	3.88	x	3.74	x	2.63	x	3.21	x	3.08	x	3.48	x	2.25	x

Fixed Charge Coverage Ratio:
Total interest	$35,104		$35,514		$35,913		$32,514		$34,220		$39,167		$44,383
Secured debt principal payments	2,206		2,177		2,298		2,611		3,378		4,325		4,019
Preferred dividends	5,524		5,516		5,520		5,520		5,509		5,484		5,347

Total fixed charges	42,834		43,207		43,731		40,645		43,107		48,976		53,749
EBITDA	$136,032		$132,843		$94,548		$104,365		$105,344		$136,253		$99,924

Fixed charge coverage ratio	3.18	x	3.07	x	2.16	x	2.57	x	2.44	x	2.78	x	1.86	x

	Nine Months Ended
	September 30,		September 30,
	2009		2010
EBITDA Reconciliation:
Net income	$156,089		$88,537
Interest expense	84,176		112,520
Income tax expense	17		325
Depreciation and amortization	123,143		140,137

EBITDA	$363,425		$341,519

Interest Coverage Ratio:
Interest expense	$84,176		$112,520
Non-cash interest expense	(8,511)		(10,759)
Capitalized interest	30,866		16,008

Total interest	106,531		117,769
EBITDA	$363,425		$341,519

Interest coverage ratio	3.41	x	2.90	x

Fixed Charge Coverage Ratio:
Total interest	$106,531		$117,769
Secured debt principal payments	6,681		11,723
Preferred dividends	16,560		16,340

Total fixed charges	129,772		145,832
EBITDA	$363,425		$341,519

Fixed charge coverage ratio	2.80	x	2.34	x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,		September 30,
	2009		2009		2009		2009		2010		2010		2010
Adjusted EBITDA Reconciliation:
Net income	$314,613		$218,112		$183,478		$192,927		$157,976		$144,282		$125,377
Interest expense	131,750		122,927		116,406		109,772		111,746		121,964		138,116
Income tax expense	77		54		152		168		201		368		475
Depreciation and amortization	164,797		165,898		165,292		164,923		167,177		173,897		181,918
Stock-based compensation expense	11,360		11,034		10,637		9,633		10,619		10,736		10,669
Provision for loan losses	234		234		234		23,261		23,121		23,121		52,039
Loss (gain) on extinguishment of debt	(2,446)		(2,446)		24,696		25,107		44,822		51,857		34,582

Adjusted EBITDA	$620,385		$515,813		$500,895		$525,791		$515,662		$526,225		$543,176

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$131,750		$122,927		$116,406		$109,772		$111,746		$121,964		$138,116
Capitalized interest	29,727		35,690		39,301		41,170		38,381		32,631		26,313
Non-cash interest expense	(11,214)		(11,289)		(11,410)		(11,898)		(11,967)		(12,782)		(14,145)
Secured debt principal payments	8,232		8,592		8,810		9,292		10,464		12,612		14,333
Preferred dividends	22,579		22,311		22,101		22,079		22,064		22,032		21,860

Total fixed charges	181,074		178,231		175,208		170,415		170,688		176,457		186,477
Adjusted EBITDA	$620,385		$515,813		$500,895		$525,791		$515,662		$526,225		$543,176

Adjusted fixed charge coverage ratio	3.43	x	2.89	x	2.86	x	3.09	x	3.02	x	2.98	x	2.91	x

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

During the year ended December 31, 2009, an impairment charge of $25,223,000 was recorded to reduce the carrying value of eight medical facilities to their estimated fair value less costs to sell. In determining the fair value of the properties, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates. During the nine months ended September 30, 2010, we sold 16 properties, including three of the held for sale medical facilities, for net gains of $20,559,000. At September 30, 2010, we had five medical facilities and one senior housing facility that satisfied the requirements for held for sale treatment. During the three months ended September 30, 2010, we recorded an impairment charge of $947,000 related to two of the held for sale medical facilities to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations.

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

For the nine months ended September 30, 2010, we recorded $103,670,000, $29,539,000 and $6,928,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 38.1 years, 11.3 years and 9.9 years, respectively, for the nine months ended September 30, 2010.
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

For the nine months ended September 30, 2010, we recognized $28,437,000 of interest income, $12,809,000 of resident fees and services, and $450,629,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $6,214,000 as compared to gross straight-line rental income recognized of $12,414,000 for the nine months ended September 30, 2010. At September 30, 2010, our straight-line receivable balance was $86,606,000, net of reserves totaling $273,000. Also at September 30, 2010, we had real estate loans with outstanding balances of $10,889,000 on non-accrual status.
Fair Value of Derivative Instruments

The valuation of derivative instruments is accounted for in accordance with U.S. GAAP, which requires companies to record derivatives at fair market value on the balance sheet as assets or liabilities.
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At September 30, 2010, we did not participate in any interest rate swap agreements.

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

As a result of our quarterly evaluations, we recorded $28,918,000 of provision for loan losses during the nine months ended September 30, 2010. This amount includes the write-off of loans totaling $32,753,000 primarily related to certain early stage senior housing and CCRC development projects. This was offset by a net reduction of the allowance balance by $3,835,000, resulting in an allowance for loan losses of $1,190,000 relating to real estate loans with outstanding balances of $10,889,000, all of which were on non-accrual status at September 30, 2010.
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

	September 30, 2010		December 31, 2009
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$2,614,930	$(226,147)	$1,661,853	$(129,350)
Secured debt	826,615	(44,903)	491,094	(22,522)

Totals	$3,441,545	$(271,050)	$2,152,947	$(151,872)

          Our variable rate debt, including our unsecured line of credit arrangement, is reflected at fair value. At September 30, 2010, we had $0 outstanding related to our variable rate line of credit and $70,650,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $707,000. At December 31, 2009, we had $140,000,000 outstanding related to our variable rate line of credit and $131,952,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $2,720,000.
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

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased(1)	Per Share	or Programs(2)	or Programs
July 1, 2010 through July 31, 2010	873	$42.41
August 1, 2010 through August 31, 2010
September 1, 2010 through September 30, 2010

Totals	873	$42.41

(1)	During the three months ended September 30, 2010, the company acquired shares of common stock held by employees who tendered owned shares to satisfy the tax withholding on the lapse of certain restrictions on restricted stock.

(2)	No shares were purchased as part of publicly announced plans or programs.
Item 5. Other Information
Preferred Stock — Certificates of Elimination
     On November 4, 2010, we filed certificates of elimination with the Delaware Secretary of State to eliminate from our Second Restated Certificate of Incorporation, as amended, all matters set forth in the certificates of designation for the 6% Series E Cumulative Convertible and Redeemable Preferred Stock and the 7.5% Series G Cumulative Convertible Preferred Stock.
     During the nine months ended September 30, 2010, certain holders of our Series G Cumulative Convertible Preferred Stock converted 394,200 shares into 282,078 shares of our common stock, leaving 5,513 of such shares outstanding which were redeemed by us on September 30, 2010. During the three months ended September 30, 2010, the holder of our Series E Cumulative Convertible and Redeemable Preferred Stock converted 74,380 shares into 56,935 shares of our common stock, leaving no such shares outstanding at September 30, 2010.

Item 6. Exhibits

3.1	Certificate of Elimination of 6% Series E Cumulative Convertible and Redeemable Preferred Stock of the company.

3.2	Certificate of Elimination of 7.5% Series G Cumulative Convertible Preferred Stock of the company.

4.1	Indenture, dated as of March 15, 2010, between the company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (filed with the Securities and Exchange Commission as Exhibit 4.1 to the company’s Form 8-K filed March 15, 2010, and incorporated herein by reference thereto).

4.2	Supplemental Indenture No. 3, dated as of September 10, 2010, between the company and the Trustee (filed with the Securities and Exchange Commission as Exhibit 4.2 to the company’s Form 8-K filed September 10, 2010, and incorporated herein by reference thereto).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, (iii) the Consolidated Statements of Equity for the nine months ended September 30, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (v) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.

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

HEALTH CARE REIT, INC.
Date: November 8, 2010	By:	/s/ GEORGE L. CHAPMAN
George L. Chapman,
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2010	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2010	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Vice President and Controller (Principal Accounting Officer)