Form 10-K
period 2010-12-31
HEALTH CARE REIT INC /DE/
filed 2011-02-25
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
Commission File No. 1-8923

HEALTH CARE REIT, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1096634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4500 Dorr Street, Toledo, Ohio	43615
(Address of principal executive office)	(Zip Code)

(419) 247-2800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	New York Stock Exchange
7.875% Series D Cumulative	New York Stock Exchange
Redeemable Preferred Stock, $1.00 par value
7.625% Series F Cumulative	New York Stock Exchange
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,204,141,431.

As of January 31, 2011, the registrant had 147,381,372 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 5, 2011, are incorporated by reference into Part III.

HEALTH CARE REIT, INC.
2010 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	29
Item 1B.	Unresolved Staff Comments	38
Item 2.	Properties	38
Item 3.	Legal Proceedings	39
Item 4.	(Removed and Reserved)	39

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	40
Item 6.	Selected Financial Data	42
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	74
Item 8.	Financial Statements and Supplementary Data	76
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	113
Item 9A.	Controls and Procedures	113
Item 9B.	Other Information	116

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	116
Item 11.	Executive Compensation	116
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	116
Item 13.	Certain Relationships and Related Transactions and Director Independence	116
Item 14.	Principal Accounting Fees and Services	116

PART IV
Item 15.	Exhibits and Financial Statement Schedules	117
EX-10.17
EX-12
EX-21
EX-23
EX-24.1
EX-24.2
EX-24.3
EX-24.4
EX-24.5
EX-24.6
EX-24.7
EX-24.8
EX-24.9
EX-24.10
EX-24.11
EX-24.12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.	Business

General

Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of senior housing and health care real estate since the company was founded in 1970. We are an S&P 500 company headquartered in Toledo, Ohio and our portfolio spans the full spectrum of senior housing and health care real estate, including senior housing communities, skilled nursing facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets. More information is available on the Internet at www.hcreit.com.

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

Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and complete construction projects in process. We also continue to evaluate opportunities to finance future investments. New investments are generally funded from temporary borrowings under our unsecured line of credit arrangement, internally generated cash and the proceeds from sales of real property. Our investments generate cash from rent and interest receipts and principal payments on loans receivable. Permanent capital for future investments, which replaces funds drawn under the unsecured line of credit arrangement, has historically been provided through a combination of public and private offerings of debt and equity securities and the incurrence or assumption of secured debt.

References herein to “we,” “us,” “our” or the “Company” refer to Health Care REIT, Inc. and its subsidiaries unless specifically noted otherwise.

Portfolio of Properties

The following table summarizes our portfolio as of December 31, 2010:

	Investments	Percentage of	Number of	# Beds/Units	Investment per
Type of Property	(In thousands)	Investments	Properties	or Sq. Ft.	metric(1)	States

Senior housing facilities	$4,403,208	49.0%	303	27,863 units	$162,210 per unit	36
Skilled nursing facilities	1,257,719	14.0%	180	24,064 beds	52,266 per bed	26
Hospitals	782,879	8.7%	31	1,857 beds	446,846 per bed	13
Medical office buildings(2)	2,195,435	24.4%	162	9,047,167 sq. ft.	254 per sq. ft.	28
Life science buildings(2)	346,562	3.9%	7		n/a	1

Totals	$8,985,803	100.0%	683			41

(1)	Investment per metric was computed by using the total investment amount of $8,860,164,000, which includes net real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $8,592,109,000 and $268,055,000, respectively.

(2)	Includes our share of unconsolidated joint venture investments. Please see Note 7 to our consolidated financial statements for additional information.

Property Types

We invest in senior housing and health care real estate. We evaluate our business and make resource allocations on our two business segments — senior housing and care and medical facilities. For additional information regarding business segments, see Note 17 to our consolidated financial statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to our consolidated financial statements). The following is a summary of our various property types.

Senior Housing and Care

Our senior housing and care properties include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and combinations thereof. We invest in senior housing and care real estate primarily through acquisition and development. Excluding our operating partnerships (see Note 3 to our consolidated financial statements), properties are primarily leased under triple-net leases and we are not involved in property management. Our properties include stand-alone facilities that provide one level of service, combination facilities that provide multiple levels of service, and communities or campuses that provide a wide range of services.

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

Assisted Living Facilities.  Assisted living facilities are state regulated rental properties that provide the same services as independent living facilities, but also provide supportive care from trained employees to residents who require assistance with activities of daily living, including management of medications, bathing, dressing, toileting, ambulating and eating.

Alzheimer’s/Dementia Care Facilities.  Certain assisted living facilities may include state licensed settings that specialize in caring for those afflicted with Alzheimer’s disease and/or other types of dementia.

Skilled Nursing Facilities.  Skilled nursing facilities are licensed daily rate or rental properties where the majority of individuals require 24-hour nursing and/or medical care. Generally, these properties are licensed for Medicaid and/or Medicare reimbursement.

Medical Facilities

Our medical facilities include medical office buildings, hospitals and life science buildings. Our medical office buildings are typically leased to multiple tenants and generally require a certain level of property management. Our hospital investments are typically structured similar to our senior housing and care investments. Our life science investments represent investments in an unconsolidated joint venture (see Note 7 to our consolidated financial statements).

Medical Office Buildings.  The medical office building portfolio consists of health care related buildings that include physician offices, ambulatory surgery centers, diagnostic facilities, outpatient services and/or labs. Our portfolio has a strong affiliation with health systems: approximately 80% of the buildings are either located on campus or affiliated with hospitals through a satellite location.

Hospitals.  Our hospitals generally include acute care hospitals, inpatient rehabilitation hospitals, and long-term acute care hospitals. Acute care hospitals provide a wide range of inpatient and outpatient services, including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories. Inpatient rehabilitation hospitals provide inpatient services for patients with intensive rehabilitation needs. Long-term acute care hospitals provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than is available in most skilled nursing facilities.

Investments

We invest in senior housing and health care real estate primarily through acquisitions and developments. We diversify our investment portfolio by property type, operator/tenant and geographic location. In determining whether to invest in a property, we focus on the following: (1) the experience of the obligor’s management team; (2) the historical and projected financial and operational performance of the property; (3) the credit of the obligor; (4) the security for the lease or loan; (5) the real estate attributes of the building and its location; and (6) the capital committed to the property by the obligor. We conduct market research and analysis for all potential investments. In addition, we review the value of all properties, the interest rates and covenant requirements of any facility-level debt to be assumed by us at the time of the acquisition and the anticipated sources of repayment of any of the obligor’s existing debt that is not to be assumed by us at the time of the acquisition.

We monitor our investments through a variety of methods determined by the type of property. Our asset management process for senior housing and care properties generally includes review of monthly financial statements and other operating data for each property, periodic review of obligor creditworthiness, periodic property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division actively manages and monitors the medical office building portfolio with a comprehensive process including tenant relations, tenant lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs and market conditions among other things. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks.

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

Investment Types

Real Property.  Our hospitals and senior housing and care properties are primarily comprised of land, building, improvements and related rights. Excluding properties in our senior housing operating partnerships (see Note 3 to our consolidated financial statements), these properties are generally leased to operators under long-term operating leases. The leases generally have a fixed contractual term of 12 to 15 years and contain one or more five to 15-year renewal options. Certain of our leases also contain purchase options. Most of our rents are received under triple-net leases requiring the operator to pay rent and all additional charges incurred in the operation of the leased property. The tenants are required to repair, rebuild and maintain the leased properties. Substantially all of these operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.

At December 31, 2010, approximately 91% of our hospitals and senior housing and care properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. This bundling feature benefits us because the tenant cannot limit the purchase or renewal to the better performing properties and terminate the leasing arrangement with respect to the poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature should provide a similar advantage if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject each of its leases. It is our intent that a tenant in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.

Our medical office building portfolio is primarily self-managed and consists principally of multi-tenant properties leased to health care providers. Our leases have favorable lease terms that typically include fixed increasers and some form of operating expense reimbursement by the tenant. As of December 31, 2010, 88% of our portfolio included leases with full pass through, 10% with a partial expense reimbursement (modified gross) and 2% with no expense reimbursement (gross). Our medical office building leases are non-cancellable operating leases that have a weighted average remaining term of 8.5 years at December 31, 2010 and are normally credit enhanced by guaranties and/or letters of credit.

Construction.  We currently provide for the construction of properties for tenants generally as part of long-term operating leases. We capitalize certain interest costs associated with funds used to pay for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a transaction fee at the commencement of construction which we defer and amortize to income over the term of the resulting lease. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a Company representative. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guaranties. At December 31, 2010, we had outstanding construction investments of $356,793,000 and were committed to providing additional funds of approximately $268,055,000 to complete construction for investment properties.

Real Estate Loans.  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees and are generally secured by a first, second or third mortgage lien, leasehold mortgage, corporate guaranties and/or personal guaranties. At December 31, 2010, we had outstanding real estate loans of $436,580,000. The interest yield averaged approximately 9.1% per annum on our outstanding real estate loan balances. Our yield on real estate loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The real estate loans outstanding at December 31, 2010 are generally subject to three to 20-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term. Typically, real estate loans are cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.

Principles of Consolidation

The consolidated financial statements include the accounts of our wholly-owned subsidiaries and joint ventures that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation.

At inception of the joint venture transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary. ASC 810 requires enterprises to perform a qualitative approach to determining whether or not a VIE will need to be consolidated on a continuous basis. This evaluation is based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact that entity’s economic performance.

For investments in joint ventures, we evaluate the type of rights held by the limited partner(s), which may preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership. The assessment of limited partners’ rights and their impact on the presumption of control over a limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership in the limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. We similarly evaluate the rights of managing members of limited liability companies.

Equity Investments

Equity investments at December 31, 2010 and 2009 include an investment in a public company that has a readily determinable fair market value. We classify this equity investment as available-for-sale and, accordingly, record this investment at its fair market value with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity. Equity investments at December 31, 2010 and 2009 also include an investment in a private company. We do not have the ability to exercise influence over the company, so the investment is accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, return of capital and additional investments. These equity investments represent a minimal ownership interest in these companies. Additionally, equity investments at December 31, 2010 include investments in unconsolidated joint ventures.

Investments in Unconsolidated Joint Ventures.  Investments in less than majority owned entities where our interests represent a general partnership interest but substantive participating rights or substantive kick-out rights have been granted to the limited partners or when our interests do not represent the general partnership interest and we do not control the major operating and financial policies of the entity are reported under the equity method of accounting. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the estimated fair value of the assets prior to the sale of interests in the joint venture. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.

Borrowing Policies

We utilize a combination of debt and equity to fund investments. Our debt and equity levels are determined by management to maintain a conservative credit profile. Generally, we intend to issue unsecured, fixed rate public debt with long-term maturities to approximate the maturities on our leases and loans. For short-term purposes, we may borrow on our unsecured line of credit arrangement. We replace these borrowings with long-term capital such as senior unsecured notes, common stock or preferred stock. When terms are deemed favorable, we may invest in properties subject to existing mortgage indebtedness. In addition, we may obtain secured financing for unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis. In our agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness.

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

Employees

As of December 31, 2010, we had 263 employees.

Customer Concentrations

The following table summarizes certain information about our customer concentrations as of December 31, 2010 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment(2)	Investment(3)

Concentration by investment:(1)
Merrill Gardens LLC	38	$732,211	9%
Brandywine Senior Living, LLC	19	612,598	7%
Senior Living Communities, LLC	12	595,223	7%
Senior Star Living	10	464,062	5%
Brookdale Senior Living, Inc.	86	334,946	4%
Remaining portfolio	518	5,853,069	68%

Totals	683	$8,592,109	100%

(1)	All of our top five customers are in our senior housing and care segment.

(2)	Excludes our share of unconsolidated joint venture investments. Please see Note 7 for additional information.

(3)	Investments with our top five customers comprised 24% of total investments at December 31, 2009.

Certain Government Regulations

Health Law Matters — Generally

Typically, operators of senior housing facilities do not receive significant funding from government programs and are largely subject to state laws, as opposed to federal laws. Operators of skilled nursing facilities and hospitals do receive significant funding from government programs, and these facilities are subject to the federal and state laws that regulate the type and quality of the medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, reimbursement and rate setting and operating policies. In addition, as described below, operators of these facilities are subject to extensive laws and regulations pertaining to health care fraud and abuse, including, but not limited to, the Federal Anti-kickback Statute, the Federal Stark Law, and the Federal False Claims Act, as well as comparable state law counterparts. Hospitals, physician group practice clinics, and other health care providers that operate in our portfolio are subject to extensive federal, state, and local licensure, registration, certification, and inspection laws, regulations, and industry standards. Our tenants’ failure to comply with any of these, and other, laws could result in loss of accreditation; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state health care programs; loss of license; or closure of the facility.

Licensing and Certification

The primary regulations that affect senior housing facilities with assisted living are state licensing and registration laws. In granting and renewing these licenses, the state regulatory agencies consider numerous factors relating to a property’s physical plant and operations including, but not limited to, admission and discharge standards, staffing, and training. A decision to grant or renew a license is also affected by a property owner’s record with respect to patient and consumer rights, medication guidelines, and rules. Certain of the senior housing facilities mortgaged to or owned by us may require the resident to pay an entrance or upfront fee, a portion of which may be refundable. These entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility’s financial condition; establishment and monitoring of reserve requirements, and other financial restrictions; the right of residents to cancel their contracts within a specified period of time; lien rights in favor of residents; restrictions on change of ownership; and similar matters. Such oversight, and the rights of residents within these entrance fee communities, may have an effect on the revenue or operations of the operators of such facilities, and, therefore, may adversely affect us.

Certain health care facilities are subject to a variety of licensure and certificate of need (“CON”) laws and regulations. Where applicable, CON laws generally require, among other requirements, that a facility demonstrate the need for (1) constructing a new facility, (2) adding beds or expanding an existing facility, (3) investing in major capital equipment or adding new services, (4) changing the ownership or control of an existing licensed facility, or (5) terminating services that have been previously approved through the CON process. Certain state CON laws and regulations may restrict the ability of operators to add new properties or expand an existing facility’s size or services. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator. If we have to replace a property operator who is excluded from participating in a federal or state health care program (as discussed below), our ability to replace the operator may be affected by a particular state’s CON laws, regulations, and applicable guidance governing changes in provider control.

With respect to licensure, generally our skilled nursing facilities and acute care facilities are required to be licensed and certified for participation in Medicare, Medicaid, and other federal health care programs. This generally requires license renewals and compliance surveys on an annual or bi-annual basis. The failure of our operators to maintain or renew any required license or regulatory approval, as well as the failure of our operators to correct serious deficiencies identified in a compliance survey could require those operators to discontinue operations at a property. In addition, if a property is found to be out of compliance with the Medicare, Medicaid, or other health care program conditions of participation in, the property operator may be excluded from participating in those government health care programs. Any such occurrence may impair an operators’ ability to meet their financial obligations to us. If we have to replace an excluded property operator, our ability to replace the operator may be affected by federal and state laws, regulations, and applicable guidance governing changes in provider control. This may result in payment delays, an inability to find a replacement operator, a significant working capital commitment from us to a new operator or other difficulties.

Reimbursement

Senior Housing Facilities.  Approximately 37% of our rental revenues for the year ended December 31, 2010 were attributable to senior housing facilities. The majority of the revenues received by the operators of our senior housing facilities are from private pay sources. The remaining revenue source is primarily Medicaid under certain waiver programs. As a part of the Omnibus Budget Reconciliation Act (“OBRA”) of 1981, Congress established a waiver program enabling some states to offer Medicaid reimbursement to assisted living providers as an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 permit states to seek a waiver from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for assisted living and home health. As of December 31, 2010, four of our 41 senior housing operators received Medicaid reimbursement pursuant to Medicaid waiver programs. For the twelve months ended September 30, 2010, approximately 9% of the revenues at our senior housing facilities were from Medicaid reimbursement. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status.

Rates paid by self-pay residents are set by the facilities and are determined by local market conditions and operating costs. Generally, facilities receive a higher payment per day for a private pay resident than for a Medicaid beneficiary who requires a comparable level of care. The level of Medicaid reimbursement varies from state to state. Thus, the revenues generated by operators of our assisted living facilities may be adversely affected by payor mix, acuity level, changes in Medicaid eligibility, and reimbursement levels. In addition, a state could lose its Medicaid waiver and no longer be permitted to utilize Medicaid dollars to reimburse for assisted living services. Changes in revenues could in turn have a material adverse effect on an operator’s ability to meet its obligations to us.

Skilled Nursing Facilities and Hospitals.  Skilled nursing facilities and hospitals typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers. Consequently, changes in federal or state reimbursement policies may also adversely affect an operator’s ability to cover its expenses, including our rent or debt service. Skilled nursing facilities and hospitals are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities. A review or audit of a property operator’s claims could result in recoupments, denials, or delay of payments in the future, which could have a material adverse effect on the operator’s ability to meet its financial obligations to us. Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our property operators to cover potential adjustments to reimbursements, or to cover settlements made to payors. In fact, in December 2010, the Department of Health and Human Services Office of Inspector General (“OIG”) released a report focusing on skilled nursing facilities’ billing practices for Medicare Part A payments, and found that between 2006-2008 skilled nursing facilities increasingly billed for higher paying Resource Utilization Groups (“RUGs”), the payment classification mechanism for the Medicare program, even though beneficiary characteristics remained largely unchanged. In particular, from 2006 to 2008, OIG found that the percentage of RUGs for ultra high therapy increased from 17% to 28%, despite the fact that beneficiaries’ ages and diagnoses at admission were largely unchanged during that time period. As a result of the recent attention on skilled nursing billing practices and ongoing government pressure to reduce spending by government health care programs, government health care programs may limit or reduce payments to skilled nursing facilities and hospitals, and, as a result, an operator’s ability to meet its financial obligations to us may be significantly impaired.

Medicare Reimbursement and Skilled Nursing Facilities.  For the twelve months ended September 30, 2010, approximately 30% of the revenues at our skilled nursing facilities (which comprised 27% of our rental revenues for the year ended December 31, 2010) were paid by Medicare. Skilled nursing facilities are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System (“SNF PPS”). There is a risk that some skilled nursing facilities’ costs will exceed the fixed payments under the SNF PPS, and there is also a risk that payments under the SNF PPS may be set below the costs to provide certain items and services, which could result in immediate financial difficulties for skilled nursing facilities, and could cause operators to seek bankruptcy protection. Skilled nursing facilities have faced these types of difficulties since the implementation of the SNF PPS.

Skilled nursing facilities received a net 1.1% Medicare payment rate decrease for federal fiscal year 2010. This 1.1% net decrease is the result of a 3.3% decrease in payments due to recalibration of the case-mix indexes combined with a 2.2% increase in payments through “market basket” changes for fiscal year 2010. The Centers for Medicare & Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services (“HHS”), has announced its intention to make a positive payment update for skilled nursing facilities for fiscal year 2011 — a net 1.7% increase resulting from a 2.3% market basket update less a 0.6% forecasting error adjustment. Section 5008 of the Deficit Reduction Act of 2005 directs the Secretary of HHS to conduct a demonstration program, for a three year period, beginning January 1, 2008, assessing the costs and outcomes of patients discharged from hospitals in a variety of post-acute care settings, including skilled nursing facilities. The outcome of that demonstration program could lead to changes in Medicare coverage and reimbursement for post-acute care. Because the results of the demonstration have not yet been finalized, we cannot predict the potential financial implications those results, or any other proposed changes to the Medicare program, may have on our operators or tenants.

The Balanced Budget Act of 1997 mandated caps on Medicare reimbursement for certain therapy services. However, Congress imposed various moratoriums on the implementation of those caps. For 2011, the annual payment cap of $1,870 per patient applies to occupational therapy and a separate $1,870 cap applies to speech and physical therapy. Congress has permitted patients exceeding the cap to obtain additional Medicare coverage through a waiver program if the therapy is deemed medically necessary. The waiver program was historically extended, most recently, on December 15, 2010, by the Medicare and Medicaid Extenders Act (HR 4994), which extended the waiver program through December 31, 2011. Prior to the recent legislation, the program was scheduled to expire December 31, 2010. If the exception expires, patients will need to use private funds to pay for the cost of therapy above the caps. If patients are unable to satisfy their out-of-pocket cost responsibility to reimburse an operator for services rendered, the operator’s ability to meet its financial obligations to us could be adversely impacted.

Medicare Reimbursement and Hospitals.  For the twelve months ended September 30, 2010, approximately 56% of the revenues at our hospitals (which comprised 8% of our rental revenues for the year ended December 31, 2010) were from Medicare reimbursements. Hospitals, generally, are reimbursed by Medicare under the Hospital Inpatient Prospective Payment System (“PPS”), the Hospital Outpatient Prospective Payment System (“OPPS”), the Long Term Care Hospital Prospective Payment System (“LTCH PPS”), or the Inpatient Rehabilitation Facility Prospective Payment System (“IRF PPS”). Acute care hospitals provide a wide range of inpatient and outpatient services including, but not limited to, surgery, rehabilitation, therapy, and clinical laboratory services. Long-term acute care hospitals provide inpatient services for patients with medical conditions that are often complex and that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Inpatient rehabilitation facilities provide intensive rehabilitation services in an inpatient setting for patients requiring at least three hours of rehabilitation services a day.

With respect to Medicare’s PPS for regular hospitals, reimbursement for inpatient services is made on the basis of a fixed, prospective rate, based on the principal diagnosis of the patient. Hospitals may be at risk to the extent that their costs in treating a specific case exceed the fixed payment amount. The diagnosis related group (“DRG”) reimbursement system was updated in 2008 to expand the number of DRGs from 538 to 745 in order to better distinguish more severe conditions. One additional DRG was added in 2009, for a new total of 746. In some cases, a hospital might be able to qualify for an outlier payment if the hospital’s losses exceed a threshold.

Medicaid Reimbursement.  Medicaid is a major payor source for residents in our skilled nursing facilities and hospitals. For the twelve months ended September 30, 2010, approximately 51% of the revenues of our skilled nursing facilities and 4% of the revenues of our hospitals were attributable to Medicaid reimbursement payments. The federal and state governments share responsibility for financing Medicaid. The federal matching rate, known as the Federal Medical Assistance Percentage (“FMAP”), varies by state based on relative per capita income, but is at least 50% in all states. On average, Medicaid is the largest component of total state spending, representing approximately 21% of total state spending. The percentage of Medicaid dollars used for long-term care varies from state to state, due in part to different ratios of elderly population and eligibility requirements. Within certain federal guidelines, states have a fairly wide range of discretion to determine eligibility and reimbursement methodology. Many states reimburse long-term care facilities using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care. Reasonable costs typically include allowances for staffing, administrative and general expenses, property, and equipment (e.g., real estate taxes, depreciation and fair rental).

In most states, Medicaid does not fully reimburse the cost of providing skilled nursing services. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits. As of the beginning of state fiscal year 2011, states in which we have skilled nursing property investments held rates flat on average for the year. Our skilled nursing portfolio’s average Medicaid rate will likely vary throughout the year as states continue to make interim changes to their budgets and Medicaid funding. In addition, Medicaid reimbursement rates may decline if revenues in a particular state are not sufficient to fund budgeted expenditures. President Obama’s proposed fiscal year budget for 2012, released on February 14, 2011, has the potential to further impact Medicaid reimbursement rates. The President’s budget includes a proposal to phase down the Medicaid provider tax, a tax paid by health care providers to help fund state Medicaid programs, beginning with a reduction of 4.5% in fiscal year 2015. If the President’s proposal is implemented, the various state Medicaid programs will receive less funds, which could adversely affect our operators and tenants.

The Medicare Part D drug benefit became effective January 1, 2006. Since that date, low-income Medicare beneficiaries (eligible for both Medicare and full Medicaid benefits), including those nursing home residents who are dually eligible for both programs, may enroll and receive outpatient prescription drugs under Medicare, not Medicaid. Medicare Part D has resulted in increased administrative responsibilities for nursing home operators because enrollment in Medicare Part D is voluntary and residents must choose between multiple prescription drug plans. Operators may also experience increased expenses to the extent that a particular drug prescribed to a patient is not listed on the Medicare Part D drug plan formulary for the plan in which the patient is enrolled.

The reimbursement methodologies applied to health care facilities continue to evolve. Federal and state authorities have considered and may seek to implement new or modified reimbursement methodologies that may negatively impact health care property operations. The impact of any such changes, if implemented, may result in a material adverse effect on our skilled nursing and hospital property operations. No assurance can be given that current revenue sources or levels will be maintained. Accordingly, there can be no assurance that payments under a government health care program are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. As a result, an operator’s ability to meet its financial obligations to us could be adversely impacted.

Finally, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amends the PPACA (collectively, the “Health Reform Laws”) (further discussed below).may have a significant impact on Medicare, Medicaid, other federal health care programs, and private insurers, which impact the reimbursement amounts received by skilled nursing facilities and other health care providers. The Health Reform Laws could have a substantial and material adverse effect on all parties directly or indirectly involved in the health care system.

Other Related Laws

Skilled nursing facilities and hospitals (and senior housing facilities that receive Medicaid payments) are subject to federal, state, and local laws, regulations, and applicable guidance that govern the operations and financial and other arrangements that may be entered into by health care providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by government health care programs. Other laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Still, other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments, and exclusion from any government health care program. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs, as well as other government health care programs. In the ordinary course of its business, a property operator is regularly subjected to inquiries, investigations, and audits by the federal and state agencies that oversee these laws and regulations.

All health care providers, including, but not limited to skilled nursing facilities and hospitals (and senior housing facilities that receives Medicaid payments) are also subject to the Federal Anti-kickback Statute, which generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal health care program, such as Medicare or Medicaid. Skilled nursing facilities and hospitals are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs. Further, health care providers, including, but not limited to, skilled nursing facilities and hospitals (and senior housing facilities that receive Medicaid payments), are subject to substantial financial penalties under the Civil Monetary Penalties Act and the Federal False Claims Act and, in particular, actions under the Federal False Claims Act’s “whistleblower” provisions. Private enforcement of health care fraud has increased due in large part to amendments to the Federal False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits brought by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees. Such whistleblower actions have been brought against nursing facilities on the basis of the alleged failure of the nursing facility to meet applicable regulations relating to its operations. Significantly, if a claim is successfully adjudicated, the Federal False Claims Act provides for treble damages up to $11,000 per claim.

Prosecutions, investigations, or whistleblower actions could have a material adverse effect on a property operator’s liquidity, financial condition, and operations, which could adversely affect the ability of the operator to meet its financial obligations to us. Finally, various state false claim act and anti-kickback laws may also apply to each property operator. Violation of any of the foregoing statutes can result in criminal and/or civil penalties that could have a material adverse effect on the ability of an operator to meet its financial obligations to us.

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

Additionally, other HIPAA provisions and regulations provide for communication of health information through standard electronic transaction formats and for the privacy and security of health information. In order to comply with the regulations, health care providers often must undertake significant operational and technical implementation efforts. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records and other personal health information about individuals. The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, passed in February 2009, strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. CMS issued an interim Final Rule which conformed HIPAA enforcement regulations to the HITECH Act, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million. Higher penalties may accrue for violations of multiple requirements or prohibitions. HIPAA violations are also potentially subject to criminal penalties.

In November 2002, CMS began an ongoing national Nursing Home Quality Initiative (NHQI). Under this initiative, historical survey information, the NHQI Pilot Evaluation Report and the NHQI Overview is made available to the public on-line. The NHQI website provides consumer and provider information regarding the quality of care in nursing homes. The data allows consumers, providers, states, and researchers to compare quality information that shows how well nursing homes are caring for their residents’ physical and clinical needs. The posted nursing home quality measures come from resident assessment data that nursing homes routinely collect on the residents at specified intervals during their stay. If the operators of nursing facilities are unable to achieve quality of care ratings that are comparable or superior to those of their competitors, they may lose market share to other facilities, reducing their revenues and adversely impacting their ability to make rental payments.

Finally, government investigations and enforcement actions brought against the health care industry have increased dramatically over the past several years and are expected to continue. Some of these enforcement actions represent novel legal theories and expansions in the application of the Federal False Claims Act. The costs for an operator of a health care property associated with both defending such enforcement actions and the undertakings in settling these actions can be substantial and could have a material adverse effect on the ability of an operator to meet its obligations to us.

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

If we acquire any assets from a corporation, which is or has been a “C” corporation, in a carryover basis transaction, we could be liable for specified liabilities that are inherited from the “C” corporation. A “C” corporation is generally defined as a corporation that is required to pay full corporate level federal income tax. If we recognize gain on the disposition of the assets during the ten-year period beginning on the date on which the assets were acquired by us, then, to the extent of the assets’ “built-in gain” (i.e., the excess of the fair market value of the asset over the adjusted tax basis in the asset, in each case determined as of the beginning of the ten-year period), we will be subject to tax on the gain at the highest regular corporate rate applicable. The results described in this paragraph with respect to the recognition of built-in gain assume that the built-in gain assets, at the time the built-in gain assets were subject to a conversion transaction (either where a “C” corporation elected REIT status or a REIT acquired the assets from a “C” corporation), were not treated as sold to an unrelated party and gain recognized. Effective December 30, 2010, we acquired 19 assets that are subject to built-in gains tax until December 2020. See Note 18 to our consolidated financial statements for additional information regarding the built-in gains tax.

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

Rents received by us will qualify as “rents from real property” for purposes of satisfying the gross income tests for a REIT only if several conditions are met:

•	The amount of rent must not be based in whole or in part on the income or profits of any person, although rents generally will not be excluded merely because they are based on a fixed percentage or percentages of receipts or sales.

•	Rents received from a tenant will not qualify as rents from real property if the REIT, or an owner of 10% or more of the REIT, also directly or constructively owns 10% or more of the tenant, unless the tenant is our taxable REIT subsidiary and certain other requirements are met with respect to the real property being rented.

•	If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.”

•	For rents to qualify as rents from real property, we generally must not furnish or render services to tenants, other than through a taxable REIT subsidiary or an “independent contractor” from whom we derive no income, except that we may directly provide services that are “usually or customarily rendered” in the geographic area in which the property is located in connection with the rental of real property for occupancy only, or are not otherwise considered “rendered to the occupant for his convenience.”

•	For taxable years beginning after July 30, 2008, the REIT may lease “qualified health care properties” on an arm’s-length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who qualifies as an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating health care facilities for any person unrelated to us or our taxable REIT subsidiary, an “eligible independent contractor.” Generally, the rent that the REIT receives from the taxable REIT subsidiary will be treated as “rents from real property.” A “qualified health care property” includes any real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facility.

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

The Internal Revenue Service issued Revenue Procedure 2008-68, which provided temporary relief to publicly traded REITs seeking to preserve liquidity by electing cash/stock dividends. Under Revenue Procedure 2008-68, a REIT may treat the entire dividend, including the stock portion, as a taxable dividend distribution, thereby qualifying for the dividends-paid deduction, provided certain requirements are satisfied. The cash portion of the dividend may be as low as 10%. Revenue Procedure 2008-68, as amplified by Revenue Procedure 2010-12, applies to dividends declared on or before December 31, 2012, and with respect to a taxable year ending on or before December 31, 2011.

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

Generally, for taxable years ending after May 6, 2003 through December 31, 2012, the maximum marginal rate of tax payable by individuals on dividends received from corporations that are subject to a corporate level of tax is 15%. Except in limited circumstances, this tax rate will not apply to dividends paid to you by us on our shares, because generally we are not subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our stockholders. The reduced maximum federal income tax rate will apply to that portion, if any, of dividends received by you with respect to our shares that are attributable to: (1) dividends received by us from non-REIT corporations or other taxable REIT subsidiaries; (2) income from the prior year with respect to which we were required to pay federal corporate income tax during the prior year (if, for example, we did not distribute 100% of our REIT taxable income for the prior year); or (3) the amount of any earnings and profits that were distributed by us and accumulated in a non-REIT year.

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

On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, which requires U.S. stockholders who meet certain requirements and are individuals, estates or certain trusts to pay an additional 3.8% tax on, among other things, dividends on and capital gains from the sale or other disposition of stock for taxable years beginning after December 31, 2012. U.S. stockholders should consult their tax advisors regarding the effect, if any, of this legislation on their ownership and disposition of shares of our stock.

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

Recently enacted legislation will require, after December 31, 2012, withholding at a rate of 30% on dividends in respect of, and gross proceeds from the sale of, shares of our stock held by or through certain foreign financial institutions (including investment funds), unless such institution enters into an agreement with the Secretary of the Treasury to report, on an annual basis, information with respect to shares in the institution held by certain U.S. persons and by certain non-U.S. entities that are wholly or partially owned by U.S. persons, and to withhold on certain payments. Accordingly, the entity through which shares of stock is held will affect the determination of whether such withholding is required. Similarly, dividends in respect of, and gross proceeds from the sale of, shares of our stock held by an investor that is a non-financial non-U.S. entity will be subject to withholding at a rate of 30%, unless such entity either (i) certifies to us that such entity does not have any “substantial United States owners” or (ii) provides certain information regarding the entity’s “substantial United States owners,” which we will in turn provide to the Secretary of the Treasury. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. Foreign persons are encouraged to consult with their tax advisors regarding the possible implications of the legislation on their investment in shares of our stock.

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

Recent legislation generally will impose U.S. withholding tax at a 30% rate on payments of interest (including original issue discount) and proceeds of sale in respect of debt instruments to certain non-U.S. holders if certain additional disclosure requirements related to U.S. ownership of such non-U.S. holders or U.S. accounts maintained by such non-U.S. holders are not satisfied. However, the withholding tax will not be imposed on payments pursuant to debt or other obligations outstanding as of March 18, 2012. If payment of withholding taxes is required, non-U.S. holders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such distributions and proceeds of a sale of such notes will be entitled to seek a refund from the Internal Revenue Service (“IRS”) to obtain the benefit of such exemption or reduction. We will not pay any additional amounts to non-U.S. holders in respect of any amounts withheld. These new withholding rules are generally effective for payments made after December 31, 2012.

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

•	the status of the economy;

•	the status of capital markets, including availability and cost of capital;

•	issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance;

•	changes in financing terms;

•	competition within the health care, senior housing and life science industries;

•	negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans;

•	our ability to transition or sell facilities with profitable results;

•	the failure to make new investments as and when anticipated;

•	acts of God affecting our properties;

•	our ability to re-lease space at similar rates as vacancies occur;

•	our ability to timely reinvest sale proceeds at similar rates to assets sold;

•	operator/tenant or joint venture partner bankruptcies or insolvencies;

•	the cooperation of joint venture partners;

•	government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements;

•	regulatory approval and market acceptance of the products and technologies of life science tenants;

•	liability or contract claims by or against operators/tenants;

•	unanticipated difficulties and/or expenditures relating to future acquisitions;

•	environmental laws affecting our properties;

•	changes in rules or practices governing our financial reporting;

•	other legal and operational matters, including REIT qualification and key management personnel recruitment and retention; and

•	the risks described below:

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

The recent credit and liquidity crisis, and the weakened economy, may have a lingering adverse effect on our operators and tenants, including their ability to access credit or maintain occupancy rates. If the operations, cash flows or financial condition of our operators are materially adversely impacted by economic conditions, our revenue and operations may be adversely affected.

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

Transfers of health care facilities may require regulatory approvals and these facilities may not have efficient alternative uses

Transfers of health care facilities to successor operators frequently are subject to regulatory approvals or notifications, including, but not limited to, change of ownership approvals under certificate of need (“CON”) laws, state licensure laws and Medicare and Medicaid provider arrangements, that are not required for transfers of other types of real estate. The replacement of a health care facility operator could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. Alternatively, given the specialized nature of our facilities, we may be required to spend substantial time and funds to adapt these properties to other uses. If we are unable to timely transfer properties to successor operators or find efficient alternative uses, our revenue and operations may be adversely affected.

Risk factors related to government regulations

Our obligors’ businesses are affected by government reimbursement and private payor rates. To the extent that an operator/tenant receives a significant portion of its revenues from government payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing government investigations and audits at such property. In recent years, government payors have frozen or reduced payments to health care providers due to budgetary pressures. Health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our obligors and properties. There can be no assurance that adequate reimbursement levels will be available for services provided by any property operator, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor’s liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us. See “Item 1 — Business — Certain Government Regulations — Reimbursement” above.

Our operators and tenants generally are subject to extensive federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards. Our operators’ or tenants’ failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state health care programs, loss of license or closure of the facility. Such actions may have an effect on our operators’ or tenants’ ability to make lease payments to us and, therefore, adversely impact us. See “Item 1 — Business — Certain Government Regulations — Other Related Laws” above.

Many of our properties may require a license, registration, and/or CON to operate. Failure to obtain a license, registration, or CON, or loss of a required license, registration, or CON would prevent a facility from operating in the manner intended by the operators or tenants. These events could materially adversely affect our operators’ or tenants’ ability to make rent payments to us. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of health care facilities, by requiring a CON or other similar approval from a state agency. See “Item 1 — Business — Certain Government Regulations — Licensing and Certification” above.

The American Recovery and Reinvestment Act of 2009 (“ARRA”), which was signed into law on February 17, 2009, provides $87 billion in additional federal Medicaid funding for states’ Medicaid expenditures between October 1, 2008 and December 31, 2010. On August 10, 2010, the President signed into law H.R. 1586, which mandates a six-month extension of the increase in federal Medicaid funding for states through June 30, 2011, although the enhanced federal Medicaid funding is scaled back for the first two quarters of 2011. Under both the ARRA and H.R. 1586, states meeting certain eligibility requirements will temporarily receive additional money in the form of an increase in the federal medical assistance percentage (“FMAP”). Thus, for a limited period of time, the share of Medicaid costs that are paid for by the federal government will go up, and each state’s share will go down. We cannot predict whether states are, or will remain, eligible to receive the additional federal Medicaid funding, or whether the states will have sufficient funds for their Medicaid programs. We also cannot predict the impact that such broad-based, far-reaching legislation will have on the U.S. economy or our business.

Risk factors related to liability claims and insurance costs

In recent years, skilled nursing and seniors housing operators have experienced substantial increases in both the number and size of patient care liability claims. As a result, general and professional liability costs have increased in some markets. However, a recent report and state survey found that the liability insurance market is beginning to stabilize in most markets. In 2008, national average liability loss costs were stable for the first time in nearly a decade. State-led tort reform efforts have greatly contributed to decreasing costs. In some markets general and professional liability insurance coverage continues to be restricted or very costly, which in some cases has caused operators to self-insure. These developments may adversely affect the property operators’ future operations, cash flows and financial condition, and may have a material adverse effect on the property operators’ ability to meet their obligations to us.

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

Risk factors related to joint ventures

We have entered into, and may continue in the future to enter into, partnerships or joint ventures with other persons or entities. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. In addition, our ability to transfer our interest in a joint venture to a third party may be restricted. In some instances, we and/or our partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.

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

Risk factors related to our credit ratings

We plan to manage the Company to maintain a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

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

We do not know if our tenants will renew their existing leases, and if they do not, we may be unable to lease the properties on as favorable terms, or at all

We cannot predict whether our tenants will renew existing leases at the end of their lease terms, which expire at various times. If these leases are not renewed, we would be required to find other tenants to occupy those properties or sell them. There can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all.

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

We might fail to qualify or remain qualified as a REIT

We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate in such a manner. If we lose our status as a REIT, we will face serious income tax consequences that will substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified.

Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of U.S. federal and other income taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. If we do not qualify as a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required, in order to maintain REIT status or avoid an excise tax, to pay dividends to stockholders. See “Item 1 — Business — Taxation — Federal Income Tax Considerations” for a discussion of the provisions of the Internal Revenue Code that apply to us and the effects of failure to qualify as a REIT.

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

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to remain qualified as a REIT. Although we believe that we qualify as a REIT, we cannot assure you that we will continue to qualify or remain qualified as a REIT for U.S. federal income tax purposes. See “Item 1 — Business — Taxation — Federal Income Tax Considerations” included in this Annual Report on Form 10-K.

The 90% annual distribution requirement will decrease our liquidity and may limit our ability to engage in otherwise beneficial transactions

To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, we must make distributions to our stockholders. See “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Annual Distribution Requirements” included in this Annual Report on Form 10-K. Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement, or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. This may be due to timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement. In the event that timing differences occur, or we deem it appropriate to retain cash, we may borrow funds, issue additional equity securities (although we cannot assure you that we will be able to do so), pay taxable stock dividends, if possible, distribute other property or securities or engage in another transaction intended to enable us to meet the REIT distribution requirements. This may require us to raise additional capital to meet our obligations.

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

The lease of qualified health care properties to a taxable REIT subsidiary is subject to special requirements

We intend to lease certain qualified health care properties we acquire from operators to a taxable REIT subsidiary (or a limited liability company of which the taxable REIT subsidiary is a member), which lessee will contract with such operators (or a related party) to operate the health care operations at these properties. The rents from this taxable REIT subsidiary lessee structure will be treated as qualifying rents from real property if (1) they are paid pursuant to an arms-length lease of a qualified health care property with a taxable REIT subsidiary and (2) the operator qualifies as an eligible independent contractor. If any of these conditions are not satisfied, then the rents will not be qualifying rents. See “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Income Tests.”

If certain sale-leaseback transactions are not characterized by the IRS as “true leases,” we may be subject to adverse tax consequences

We may purchase properties and lease them back to the sellers of such properties. We intend for any such sale-leaseback transaction to be structured in such a manner that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, depending on the terms of any specific transaction, the IRS might take the position that the transaction is not a “true lease” but is more properly treated in some other manner. In the event any sale-leaseback transaction is challenged and successfully re-characterized by the IRS, we would not be entitled to claim the deductions for depreciation and cost recovery generally available to an owner of property. Furthermore, if a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests or income tests and, consequently, could lose our REIT status effective with the year of re-characterization. See “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Asset Tests” and “— Income Tests.” Alternatively, the amount of our REIT taxable income could be recalculated, which may cause us to fail to meet the REIT annual distribution requirements for a taxable year. See “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Annual Distribution Requirements.”

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

We own our corporate headquarters located at 4500 Dorr Street, Toledo, Ohio 43615. We also own corporate offices in Tennessee, lease corporate offices in Florida and have ground leases relating to certain of our properties. The following table sets forth certain information regarding the properties that comprise our consolidated real property and real estate loan investments as of December 31, 2010 (dollars in thousands):

	Senior Housing and Care			Medical Facilities
	Number of	Total	Annualized	Number of	Total	Annualized
Property Location	Properties	Investment	Income(1)	Properties	Investment	Income(1)

Alabama	3	$23,717	$6,914	5	$39,620	$3,621
Alaska	—	—	—	1	26,612	2,464
Arizona	6	37,427	7,592	5	89,527	7,763
California	26	423,882	101,957	16	464,923	23,688
Colorado	6	100,713	10,659	1	6,552	590
Connecticut	12	77,259	8,865	—	—	—
Delaware	3	70,198	6,161	—	—	—
Florida	53	513,736	52,119	30	401,991	23,881
Georgia	8	89,563	15,938	7	67,885	5,049
Idaho	4	39,506	5,394	1	22,711	2,522
Illinois	13	174,681	22,688	2	9,235	329
Indiana	18	256,614	22,617	3	44,017	4,682
Iowa	2	47,060	7,295	—	—	—
Kansas	4	92,753	7,245	1	16,553	1,122
Kentucky	10	55,818	7,831	2	39,092	3,553
Louisiana	5	25,709	3,161	1	10,807	744
Maryland	2	13,636	1,537	—	—	—
Massachusetts	19	289,816	33,613	2	11,120	—
Michigan	6	93,677	5,653	—	—	—
Minnesota	—	—	—	3	45,956	3,246
Mississippi	6	53,029	5,623	—	—	—
Missouri	7	114,580	12,098	4	83,905	7,099
Montana	3	12,939	1,970	—	—	—
Nebraska	4	39,260	3,252	3	155,597	13,143
Nevada	5	83,854	14,598	9	106,722	7,627
New Hampshire	1	4,178	531	—	—	—
New Jersey	13	301,232	21,487	7	165,805	13,220
New Mexico	1	22,107	1,430	—	—	—
New York	6	187,852	13,076	7	56,366	4,922
North Carolina	44	204,050	25,148	10	23,889	1,670
Ohio	30	426,483	37,978	4	53,480	4,780
Oklahoma	23	102,575	11,850	3	22,535	2,201
Oregon	2	7,420	1,358	—	—	—
Pennsylvania	11	192,047	15,752	1	21,609	2,028
South Carolina	8	241,233	14,782	1	16,103	917
Tennessee	25	233,041	29,334	8	95,318	7,006
Texas	46	309,060	42,716	26	396,230	33,796
Utah	1	5,916	944	—	—	—
Virginia	14	89,092	10,359	2	22,939	2,454
Washington	20	466,642	91,082	3	88,091	1,753
Wisconsin	13	138,572	13,168	19	325,992	27,844

Total	483	$5,660,927	$695,775	187	$2,931,182	$213,714

(1)	Reflects annualized recent month of resident fees and services, contract rate of interest for loans, annual straight-line rent for leases with fixed escalators or annual cash rent for leases with contingent escalators, net of collectibility reserves if applicable.

The following table sets forth occupancy and average annualized income for these property types:

	Occupancy(1)		Average Annualized Income(2)
	2010	2009	2010	2009

Senior housing facilities-operating	91.9%	n/a	$30,458	$	n/a per unit
Senior housing facilities-triple net	88.9%	89.2%	16,241		12,351 per unit
Skilled nursing facilities	84.9%	84.2%	6,519		6,244 per bed
Medical office buildings	93.1%	91.3%	20		20 per sq.ft.
Hospitals	62.9%	56.5%	30,951		26,063 per bed

(1)	Medical office building occupancy represents the percentage of total rentable square feet leased and occupied (including month-to-month and holdover leases and excluding terminations and discontinued operations) as of December 31, 2010 and 2009. Occupancy for other properties represents average quarterly operating occupancy based on the quarters ended September 30, 2010 and 2009 and excludes properties that are unstabilized, closed or for which data is not available or meaningful. The Company uses unaudited, periodic financial information provided solely by tenants/borrowers to calculate occupancy for properties other than medical office buildings and has not independently verified the information.

(2)	Average annualized income represents annualized income divided by total beds, units or square feet.

The following table sets forth information regarding lease expirations as of December 31, 2010 (dollars in thousands):

	Senior Housing	Skilled Nursing		Medical Office	Total Rental
Year	Facilities(1)	Facilities	Hospitals	Buildings	Income(2)

2011	$9,499	$—	$—	$9,631	$19,130
2012	5,549	6,887	—	11,903	24,339
2013	42,678	—	—	10,222	52,900
2014	2,149	6,349	—	10,718	19,216
2015	—	2,014	—	11,410	13,424
2016	—	3,367	—	13,602	16,969
2017	12,688	3,875	2,350	9,927	28,840
2018	38,459	7,084	—	4,498	50,041
2019	9,463	18,465	—	10,262	38,190
2020	27,473	23,619	5,980	8,651	65,723
Thereafter	180,799	70,951	45,165	55,412	352,327

Total	$328,757	$142,611	$53,495	$156,236	$681,099

(1)	Excludes facilities in our senior housing operating partnerships.

(2)	Rental income represents annualized base rent for effective lease agreements. The amounts are derived from the current contracted monthly base rent including straight-line for leases with fixed escalators or annual cash rent for leases with contingent escalators, net of collectability reserves, if applicable. Rental income does not include common area maintenance charges or the amortization of above/below market lease intangibles.

Item 3.	Legal Proceedings

From time to time, there are various legal proceedings pending to which we are a party or to which some of our properties are subject arising in the normal course of business. We do not believe that the ultimate resolution of these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 5,013 stockholders of record as of January 31, 2011. The following table sets forth, for the periods indicated, the high and low prices of our common stock on the New York Stock Exchange, as reported on the Composite Tape, and common dividends paid per share:

	Sales Price		Dividends
	High	Low	Paid

2010
First Quarter	$46.79	$39.82	$0.68
Second Quarter	46.44	38.42	0.69
Third Quarter	48.54	40.85	0.69
Fourth Quarter	52.06	44.07	0.69
2009
First Quarter	$42.32	$25.86	$0.68
Second Quarter	36.41	29.62	0.68
Third Quarter	44.40	32.64	0.68
Fourth Quarter	46.74	40.53	0.68

Our Board of Directors has approved a new quarterly cash dividend rate of $0.715 per share of common stock per quarter, commencing with the May 2011 dividend. Our dividend policy is reviewed annually by the Board of Directors. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors.

Stockholder Return Performance Presentation

Set forth below is a line graph comparing the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S & P Composite-500 Stock Index and the FTSE NAREIT Equity Index. As of December 31, 2010, 119 companies comprised the FTSE NAREIT Equity Index. The Index consists of REITs identified by NAREIT as equity (those REITs which have at least 75% of their investments in real property). Upon written request sent to the Senior Vice President-Administration and Corporate Secretary, Health Care REIT, Inc., 4500 Dorr Street, Toledo, Ohio, 43615-4040, we will provide stockholders with the names of the component issuers. The data are based on the closing prices as of December 31 for each of the five years. 2005 equals $100 and dividends are assumed to be reinvested.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
S & P 500	100.0	115.79	122.16	76.96	97.33	111.99
Health Care REIT, Inc.	100.0	136.99	150.22	150.66	170.03	194.40
FTSE NAREIT Equity	100.0	135.06	113.87	70.91	90.76	116.12

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

The following selected financial data for the five years ended December 31, 2010 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31,
	2006	2007	2008	2009	2010

Operating Data
Revenues(1)	$248,061	$409,051	$504,525	$546,092	$680,530
Expenses:
Interest expense(1)	77,087	125,714	125,276	102,117	157,108
Depreciation and amortization(1)	66,069	118,159	138,136	150,728	197,118
Property operating expenses(1)	1,003	33,410	42,634	45,896	83,120
General and administrative(1)	25,922	37,465	47,193	49,691	54,626
Transaction costs	—	—	—	—	46,660
Provision for loan losses	1,000	—	94	23,261	29,684
Realized loss on derivatives	—	—	23,393	—	—
Loss (gain) on extinguishment of debt	—	(1,081)	(2,094)	25,107	34,171

Total expenses	171,081	313,667	374,632	396,800	602,487

Income from continuing operations before income taxes and income from unconsolidated joint ventures	76,980	95,384	129,893	149,292	78,043
Income tax expense	(82)	(188)	(1,306)	(168)	(364)
Income from unconsolidated joint ventures	—	—	—	—	6,673

Income from continuing operations	76,898	95,196	128,587	149,124	84,352
Income from discontinued operations, net(1)	25,758	43,397	154,838	43,803	44,532

Net income	102,656	138,593	283,425	192,927	128,884
Preferred stock dividends	21,463	25,130	23,201	22,079	21,645
Net income (loss) attributable to noncontrolling interests	13	238	126	(342)	357

Net income attributable to common stockholders	$81,180	$113,225	$260,098	$171,190	$106,882

Other Data
Average number of common shares outstanding:
Basic	61,661	78,861	93,732	114,207	127,656
Diluted	62,045	79,409	94,309	114,612	128,208
Per Share Data
Basic:
Income from continuing operations attributable to common stockholders	$0.90	$0.89	$1.12	$1.12	$0.49
Discontinued operations, net	0.42	0.55	1.65	0.38	0.35

Net income attributable to common stockholders*	$1.32	$1.44	$2.77	$1.50	$0.84

Diluted:
Income from continuing operations attributable to common stockholders	$0.89	$0.88	$1.12	$1.11	$0.49
Discontinued operations, net	0.42	0.55	1.64	0.38	0.35

Net income attributable to common stockholders*	$1.31	$1.43	$2.76	$1.49	$0.83

Cash distributions per common share	$2.8809	$2.2791	$2.70	$2.72	$2.74

*	Amounts may not sum due to rounding

(1)	We have reclassified the income and expenses attributable to properties sold prior to or held for sale at December 31, 2010, to discontinued operations for all periods presented. See Note 5 to our audited consolidated financial statements.

	December 31,
	2006	2007	2008	2009	2010

Balance Sheet Data
Net real estate investments	$4,122,893	$5,012,620	$5,854,179	$6,080,620	$8,590,833
Total assets	4,282,885	5,219,240	6,215,031	6,367,186	9,451,734
Total long-term obligations	2,191,698	2,683,760	2,847,676	2,414,022	4,469,736
Total liabilities	2,295,561	2,784,289	2,976,746	2,559,735	4,714,081
Total preferred stock	338,993	330,243	289,929	288,683	291,667
Total equity	1,987,324	2,434,951	3,238,285	3,807,451	4,733,100

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Item 1 — Business” and “Item 1A — Risk Factors” above.

Executive Summary

Company Overview

Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of senior housing and health care real estate since the company was founded in 1970. We are an S&P 500 company headquartered in Toledo, Ohio and our portfolio spans the full spectrum of senior housing and health care real estate, including senior housing communities, skilled nursing facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets. The following table summarizes our portfolio as of December 31, 2010:

	Investments	Percentage of	Number of	# Beds/Units	Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.	metric(1)	States

Senior housing facilities	$4,403,208	49.0%	303	27,863 units	$162,210 per unit	36
Skilled nursing facilities	1,257,719	14.0%	180	24,064 beds	52,266 per bed	26
Hospitals	782,879	8.7%	31	1,857 beds	446,846 per bed	13
Medical office buildings(2)	2,195,435	24.4%	162	9,047,167 sq. ft.	254 per sq. ft.	28
Life science buildings(2)	346,562	3.9%	7		n/a	1

Totals	$8,985,803	100.0%	683			41

(1)	Investment per metric was computed by using the total investment amount of $8,860,164,000, which includes net real estate investments and unfunded construction commitments for which initial funding has commenced which amounted to $8,592,109,000 and $268,055,000, respectively.

(2)	Includes our share of unconsolidated joint venture investments. Please see Note 7 to our consolidated financial statements for additional information.

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

Health Reform Laws

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amends the PPACA (collectively, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or the operators and tenants of our properties. Some provisions of the Health Reform Laws may have a positive impact on our operators’ or tenants’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our operators or tenants by, for example, altering the market basket adjustments for certain types of health care facilities. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators and tenants provide to our respective employees. We cannot predict whether the existing Health Reform Laws, or future health care reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well. Further, on February 2, 2011, the U.S. Senate refused to pass an overhaul repeal of the Health Reform Laws, and the focus has now shifted to attempts to repeal or amend individual sections of the Health Reform Laws. Further, federal courts are also considering, and in some cases have ruled on, the legality of the Health Reform Laws. We cannot predict whether any of these attempts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators and tenants.

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

Additionally, although the Health Reform Laws delayed until at least October 1, 2011, the implementation of the Resource Utilization Group, Version Four (“RUG-IV”), which revises the payment classification system for skilled nursing facilities, the recently enacted Medicare and Medicaid Extenders Act of 2010 repealed this delay retroactively to October 1, 2010. The Health Reform Laws also extend certain payment rules related to long-term acute care hospitals found in the Medicare, Medicaid, and SCHIP Extension Act of 2007.

Finally, many other changes resulting from the Health Reform Laws, or implementing regulations, or guidance may negatively impact our operators and tenants. We will continue to monitor and evaluate the Health Reform Laws and implementing regulations and guidance to determine other potential effects of the reform.

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

Further, as recently as February 2, 2011, CMS published final rulemaking to implement the enhanced provider and supplier screening provisions called for in the Health Reform Laws. Under the final rule, beginning March 25, 2011, all enrolling and participating providers and suppliers will be assessed an annual administrative fee and be placed in one of three risk levels (limited, moderate, and high) based on an assessment of the individual’s or entity’s overall risk of fraud, waste and abuse. This rule also allows for the temporary suspension of Medicare payments to providers or suppliers in the event CMS receives credible information that an overpayment, fraud, or willful misrepresentation has occurred. The Health Reform Laws granted the Secretary of the Department of Health and Human Services significant discretionary authority to suspend, exclude, or impose fines on providers and suppliers based on the agency’s determination that such a provider or supplier is “high-risk,” and, as a result, this final rulemaking has the potential to materially adversely affect our operators and tenants who may be evaluated under the enhanced screening process.

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

Medicare Program Reimbursement Changes

In recent months, CMS released a number of rulemakings that may potentially increase or decrease the government reimbursement of our operators and tenants. To the extent that any of these rulemakings decrease government reimbursement to our operators and tenants, our revenue and operations may be indirectly, adversely affected.

On August 16, 2010, CMS issued a final rule updating the long-term acute care hospital prospective payment system for fiscal year 2011. Among other things, the final rule updates payment rates for acute care and long-term care hospitals and implements certain provisions of the Health Reform Laws. In the rule, CMS finalized an update of 2.5% for inflation with a cut of 0.5% as required by the Health Reform Laws and a negative 2.5% documentation and coding adjustment for long-term care hospitals. CMS also released a notice and comment rulemaking for the prospective payment system and consolidated billing for skilled nursing facilities for fiscal year 2011 on July 22, 2010. CMS adjusts the nursing home payment rates for fiscal year 2011 by including a market basket increase factor of 2.3% and a negative 0.6 percentage point forecast error adjustment, which would result in a net increase update of 1.7% for nursing home rates.

CMS annually adjusts the Medicare Physician Fee Schedule payment rates based on an update formula that includes application of the Sustainable Growth Rate (“SGR”). On November 29, 2010, CMS published the calendar year 2011 Physician Fee Schedule final rule. Among other things, CMS preliminary estimates in the final rule that the calendar year 2011 SGR formula will be negative 13.4%. This measure is a significant change from the figure provided in the proposed rule, and will replace the 21.3% reduction in physician Medicare reimbursement in 2010 required by the SGR formula. Additionally, in the final rule, CMS has eliminated certain CPT consultation codes, which could negatively impact the reimbursement levels received by our operators and tenants.

Finally, on November 24, 2010, CMS published the calendar year 2011 Hospital Outpatient Prospective Payment System (“OPPS”) final rule. CMS estimates that the cumulative effect of all changes to payment rates for calendar year 2011 will have a positive effect, resulting in a 2.5% estimated increase in Medicare payments to providers paid under the HOPPS.

Economic Outlook

The serious economic recession affecting the national and global economy has continued to impact all sectors, including, to a somewhat lesser degree, health care. Continuing mixed economic signals have made it difficult to predict when there might be a return to more normal and stable growth rates, employment levels and overall economic performance.

Banks have remained cautious in their lending, but significant liquidity has been injected into the senior housing and care markets by various Government-Sponsored Enterprises. In addition, there is significant equity investment capital available for certain health care sectors, particularly medical office buildings. This has had the effect of keeping capitalization rates in these segments generally in line with or even below historic rates. Debt costs for REITs have generally declined over the past 12 months, and equity markets for health care REITs have remained open for the most part.

As a consequence, while liquidity remained an important consideration in 2010, we have been more aggressive in pursuing attractive investment opportunities that meet our strategic and underwriting criteria. We have also been more active in accessing capital markets during this time. We believe the markets in which we invest will continue to offer stable returns during the economic downturn and significant growth potential as and when the economy begins to rebound.

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

For the year ended December 31, 2010, rental income and interest income represented 86% and 6% respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and complete construction projects in process. We also anticipate evaluating opportunities to finance future investments. New investments are generally funded from temporary borrowings under our unsecured line of credit arrangement, internally generated cash and the proceeds from sales of real property. Our investments generate cash from rent and interest receipts and principal payments on loans receivable. Permanent capital for future investments, which replaces funds drawn under the unsecured line of credit arrangement, has historically been provided through a combination of public and private offerings of debt and equity securities and the incurrence or assumption of secured debt.

Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We expect to complete gross new investments of approximately $1.5 billion in 2011, comprised of acquisitions/joint ventures totaling $1.3 billion and funded new development of $212 million. We anticipate the sale of real property and the repayment of loans receivable totaling $300 million during 2011. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured line of credit arrangement. At December 31, 2010, we had $131,570,000 of cash and cash equivalents, $79,069,000 of restricted cash and $850,000,000 of available borrowing capacity under our unsecured line of credit arrangement.

Key Transactions in 2010

We completed the following key transactions during the year ended December 31, 2010:

•	our Board of Directors increased the quarterly cash dividend to $0.69 per common share, as compared to $0.68 per common share for 2009, beginning in August 2010. The dividend declared for the quarter ended December 31, 2010 represents the 159th consecutive quarterly dividend payment;

•	we completed $3,150,613,000 of gross investments and had $196,232,000 of investment payoffs;

•	we issued $494,403,000 of 3.00% convertible senior unsecured notes due 2029 and repurchased $441,326,000 of 4.75% convertible senior unsecured notes due 2026 and 2027 in March and June;

•	we issued $450,000,000 of 6.125% senior unsecured notes due 2020 with net proceeds of $446,328,000 in April and June;

•	we raised $81,977,000 of HUD mortgage loans at an average rate of 5.10% in June;

•	we issued $450,000,000 of 4.70% senior unsecured notes due 2017 with net proceeds of $445,768,000 in September;

•	we completed a public offering of 9,200,000 shares of common stock with net proceeds of $403,921,000 in September;

•	we issued $450,000,000 of 4.95% senior unsecured notes due 2021 with net proceeds of $443,502,000 in November; and

•	we completed a public offering of 11,500,000 shares of common stock with net proceeds of $482,448,000 in December.

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

	Year Ended December 31,
	2008	2009	2010

Net income attributable to common stockholders	$260,098	$171,190	$106,882
Funds from operations	258,868	291,754	279,075
Net operating income(1)	526,136	547,678	640,346
Per share data (fully diluted):
Net income attributable to common stockholders	$2.76	$1.49	$0.83
Funds from operations	2.74	2.55	2.18

(1)	Includes our share of net operating income from unconsolidated joint ventures.

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

	Year Ended December 31,
	2008		2009		2010

Debt to book capitalization ratio	47%		39%		49%
Debt to undepreciated book capitalization ratio	43%		35%		45%
Debt to market capitalization ratio	38%		30%		38%
Adjusted interest coverage ratio	3.84	x	3.78	x	3.39	x
Adjusted fixed charge coverage ratio	3.20	x	3.09	x	2.76	x

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

	December 31,
	2008	2009	2010

Asset mix:
Real property	92%	93%	91%
Real estate loans receivable	8%	7%	5%
Joint venture investments			4%
Investment mix:(1)
Senior housing facilities	39%	42%	49%
Skilled nursing facilities	27%	25%	14%
Hospitals	11%	10%	9%
Medical office buildings	23%	23%	24%
Life science buildings			4%
Customer mix:(1)
Merrill Gardens LLC			8%
Brandywine Senior Living, LLC			7%
Senior Living Communities, LLC	6%	7%	7%
Senior Star Living			5%
Brookdale Senior Living, Inc.	5%	5%	4%
Signature Healthcare LLC	5%	5%
Emeritus Corporation	4%	4%
Life Care Centers of America, Inc.	5%	3%
Remaining customers	75%	76%	69%
Geographic mix:(1)
Florida	14%	12%	10%
California	8%	9%	10%
Texas	11%	11%	8%
Massachusetts	7%	7%	7%
Washington			6%
Ohio		6%
Tennessee	6%
Remaining states	54%	55%	59%

(1)	Includes our share of unconsolidated joint venture investments.

We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Annual Report on Form 10-K. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

Portfolio Update

Net operating income.  The primary performance measure for our properties is net operating income (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our net operating income for the periods indicated (in thousands):

	Year Ended December 31,
	2008	2009	2010

Net operating income:
Senior housing and care	$386,190	$399,363	$440,851
Medical facilities(1)	138,254	147,145	196,621
Non-segment/corporate	1,692	1,170	2,874

Net operating income	$526,136	$547,678	$640,346

(1)	Includes our share of net operating income from unconsolidated joint ventures.

Payment coverage.  Payment coverage of our operators continues to remain strong. Our overall payment coverage is at 2.12 times. The table below reflects our recent historical trends of portfolio coverage. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization and rent (but after imputed management fees) to contractual rent or interest due us.

	September 30, 2008				September 30, 2009				September 30, 2010
	CBMF		CAMF		CBMF		CAMF		CBMF		CAMF

Senior housing facilities	1.49	x	1.27	x	1.51	x	1.30	x	1.54	x	1.32	x
Skilled nursing facilities	2.26	x	1.66	x	2.29	x	1.69	x	2.42	x	1.79	x
Hospitals	2.26	x	1.83	x	2.47	x	2.14	x	2.66	x	2.33	x

Weighted averages	1.96	x	1.52	x	2.01	x	1.59	x	2.12	x	1.68	x

Corporate Governance

Maintaining investor confidence and trust has become increasingly important in today’s business environment. Our Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. The Board of Directors adopted and annually reviews its Corporate Governance Guidelines. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on the Internet at www.hcreit.com.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of cash include rent and interest receipts, resident fees and services, borrowings under the unsecured line of credit arrangement, public and private offerings of debt and equity securities, proceeds from the sales of real property and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including construction advances), loan advances, property operating expenses and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year		Year Ended	One Year		Two Year
	December 31,	December 31,	Change		December 31,	Change		Change
	2008	2009	$	%	2010	$	%	$	%

Cash and cash equivalents at beginning of period	$30,269	$23,370	$(6,899)	—23%	$35,476	$12,106	52%	$5,207	17%
Cash provided from operating activities	360,683	381,259	20,576	6%	364,741	(16,518)	—4%	4,058	1%
Cash used in investing activities	(1,035,525)	(270,060)	765,465	—74%	(2,312,039)	(2,041,979)	756%	(1,276,514)	123%
Cash provided from (used in) financing activities	667,943	(99,093)	(767,036)	n/a	2,043,392	2,142,485	n/a	1,375,449	206%

Cash and cash equivalents at end of period	$23,370	$35,476	$12,106	52%	$131,570	$96,094	271%	$108,200	463%

Operating Activities.  The change in net cash provided from operating activities is primarily attributable to an increase in net income, excluding gains/losses on sales of properties, depreciation and amortization, transaction costs and debt extinguishment charges. These items are discussed below in “Results of Operations.” The following is a summary of our straight-line rent and above/below market lease amortization (dollars in thousands):

	Year Ended				Year Ended
	December 31,	December 31,	One Year Change		December 31,	One Year Change		Two Year Change
	2008	2009	$	%	2010	$	%	$	%

Gross straight-line rental income	$20,489	$19,415	$(1,074)	—5%	$14,717	$(4,698)	—24%	$(5,772)	—28%
Cash receipts due to real property sales	(2,187)	(4,422)	(2,235)	102%	(1,341)	3,081	—70%	846	—39%
Prepaid rent receipts	(26,095)	(26,252)	(157)	1%	(7,196)	19,056	—73%	18,899	—72%
Amortization related to above (below) market leases, net	1,039	1,713	674	65%	2,856	1,143	67%	1,817	175%

	$(6,754)	$(9,546)	$(2,792)	41%	$9,036	$18,582	n/a	$15,790	n/a

Gross straight-line rental income represents the non-cash difference between contractual cash rent due and the average rent recognized pursuant to U.S. GAAP for leases with fixed rental escalators, net of collectability reserves. This amount is positive in the first half of a lease term (but declining every year due to annual increases in cash rent due) and is negative in the second half of a lease term. The fluctuation in cash receipts due to real property sales is attributable to less significant straight-line rent receivable balances on properties sold during the current year. The fluctuation in prepaid rent receipts is primarily due to changes in prepaid rent received at certain construction projects.

Investing Activities.  The changes in net cash used in investing activities are primarily attributable to net changes in real property and real estate loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Year Ended
	December 31, 2008		December 31, 2009		December 31, 2010
	Properties	Amount	Properties	Amount	Properties	Amount

Real property acquisitions:
Senior housing — operating					32	$816,000
Senior housing — triple net	5	$113,790			44	1,011,229
Skilled nursing facilities	1	11,360	1	$11,650	2	17,300
Hospitals	7	196,303	1	20,500
Medical office buildings	7	121,809	1	35,523	36	626,414
Land parcels	1	10,000			1	4,300

Total acquisitions	21	453,262	3	67,673	115	2,475,243
Less: Assumed debt		—		—		(559,508)
Assumed other items, net		(1,899)		—		(208,314)

Cash disbursed for acquisitions		451,363		67,673		1,707,421
Construction in progress additions		595,452		492,897		306,832
Capital improvements to existing properties		25,561		38,389		59,923

Total cash invested in real property		1,072,376		598,959		2,074,176
Real property dispositions:
Senior housing — triple net	32	163,622	12	55,320	1	3,438
Skilled nursing facilities	4	6,290	9	45,835	30	166,852
Hospitals	1	8,735	2	40,841	—	—
Medical office buildings	1	6,781	13	44,717	7	14,092
Land parcels		73		—	—	—

Total dispositions	38	185,501	36	186,713	38	184,382
Less: Gains (losses) on sales of real property		163,933		43,394		36,115
LandAmerica settlement		2,500		—		—
Extinguishment of other assets (liabilities)		(116)		—		—
Seller financing on sales of real property		(64,771)		(6,100)		(1,470)

Proceeds from real property sales		287,047		224,007		219,027

Net cash investments in real property	(17)	$785,329	(33)	$374,952	77	$1,855,149

	Year Ended
	December 31, 2008			December 31, 2009			December 31, 2010
	Senior			Senior			Senior
	Housing	Medical		Housing	Medical		Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals	and Care	Facilities	Totals

Advances on real estate loans receivable:
Investments in new loans	$121,493	$—	$121,493	$20,036	$—	$20,036	$9,742	$41,644	$51,386
Draws on existing loans	21,265	—	21,265	52,910	1,471	54,381	46,113	1,236	47,349

Sub-total	142,758	—	142,758	72,946	1,471	74,417	55,855	42,880	98,735
Less: Seller financing on property sales	(59,649)	—	(59,649)	—	—	—	—	(1,470)	(1,470)

Net cash advances on real estate loans	83,109	—	83,109	72,946	1,471	74,417	55,855	41,410	97,265
Receipts on real estate loans receivable:
Loan payoffs	8,815	—	8,815	61,659	32,197	93,856	5,619	6,233	11,852
Principal payments on loans	9,354	—	9,354	15,890	2,033	17,923	24,203	7,440	31,643

Total receipts on real estate loans	18,169	—	18,169	77,549	34,230	111,779	29,822	13,673	43,495

Net advances (receipts) on real estate loans	$64,940	$—	$64,940	$(4,603)	$(32,759)	$(37,362)	$26,033	$27,737	$53,770

The contributions to unconsolidated joint ventures primarily represent $174,692,000 and $21,321,000 of cash invested by us in the joint ventures with Forest City Enterprises and a national medical office building company, respectively. Please see Note 7 to our consolidated financial statements for additional information.

Financing Activities.  The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common stock and dividend payments.

The changes in our senior unsecured notes are due to (i) the issuance of $494,403,000 of convertible senior unsecured notes in March and June 2010; (ii) the repurchase of $441,326,000 of convertible senior unsecured notes in March and June 2010; (iii) the issuance of $450,000,000 of senior unsecured notes in April and June 2010; (iv) the issuance of $450,000,000 of senior unsecured notes in September 2010; (v) the issuance of $450,000,000 of senior unsecured notes in November 2010; (vi) the extinguishment of $183,147,000 of various senior unsecured notes in March and September 2009; and (vii) the extinguishment of $42,330,000 of 7.625% senior unsecured notes in March 2008. We recognized losses of $25,072,000 and $19,269,000 during the years ended December 31, 2010 and 2009, respectively, in connection with the aforementioned extinguishments.

During the year ended December 31, 2010, we extinguished 35 secured debt loans totaling $194,493,000 with a weighted-average interest rate of 6.07% and recognized extinguishment losses of $9,099,000. Also during the year ended December 31, 2010, we issued $81,977,000 of secured debt loans at an average interest rate of 5.10%. During the year ended December 31, 2009, we extinguished 20 secured debt loans totaling $81,715,000 with a weighted-average interest rate of 7.21% and recognized extinguishment losses of $5,838,000. During the year ended December 31, 2008, we extinguished eight secured debt loans totaling $50,475,000 with a weighted-average interest rate of 6.67% and recognized extinguishment gains of $2,094,000.

We may repurchase, redeem or refinance convertible and non-convertible senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The non-convertible senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions. We cannot redeem the 3.00% convertible senior unsecured notes due 2029 prior to December 1, 2014 unless such redemption is necessary to preserve our status as a REIT. However, on or after December 1, 2014, we may from time to time at our option redeem those notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest to, but excluding, the redemption date. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

The following is a summary of our common stock issuances for the years indicated (dollars in thousands, except average price):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
July 2008 public issuance	4,600,000	44.50	204,700	193,157
September 2008 public issuance	8,050,000	48.00	386,400	369,699
2008 Dividend reinvestment plan issuances	1,546,074	43.37	67,055	67,055
2008 Equity shelf program issuances	794,221	39.28	31,196	30,272
2008 Option exercises	118,895	29.83	3,547	3,547

2008 Totals	18,109,190		$817,218	$782,285

February 2009 public issuance	5,816,870	$36.85	$214,352	$210,880
September 2009 public issuance	9,200,000	40.40	371,680	356,554
2009 Dividend reinvestment plan issuances	1,499,497	37.22	55,818	55,818
2009 Equity shelf program issuances	1,952,600	40.69	79,447	77,605
2009 Option exercises	96,166	38.23	3,676	3,676

2009 Totals	18,565,133		$724,973	$704,533

September 2010 public issuance	9,200,000	$45.75	$420,900	$403,921
December 2010 public issuance	11,500,000	43.75	503,125	482,448
2010 Dividend reinvestment plan issuances	1,957,364	43.95	86,034	86,034
2010 Equity shelf program issuances	431,082	44.94	19,371	19,013
2010 Option exercises	129,054	31.17	4,022	4,022

2010 Totals	23,217,500		$1,033,452	$995,438

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increase in dividends is primarily attributable to an increase in our common shares outstanding. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2008		December 31, 2009		December 31, 2010
	Per Share	Amount	Per Share	Amount	Per Share	Amount

Common Stock	$2.70000	$253,659	$2.72000	$311,760	$2.74000	$348,578
Series D Preferred Stock	1.96875	7,875	1.96875	7,875	1.96875	7,875
Series E Preferred Stock	1.50000	112	1.50000	112	1.12500	94
Series F Preferred Stock	1.90625	13,344	1.90625	13,344	1.90625	13,344
Series G Preferred Stock	1.87500	1,870	1.87500	748	1.40640	332

Totals		$276,860		$333,839		$370,223

Off-Balance Sheet Arrangements

During the year ended December 31, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). The portfolio is 100% leased and includes affiliates of investment grade pharmaceutical and research tenants such as Novartis, Genzyme, Millennium (a subsidiary of Takeda Pharmaceuticals), and Brigham and Women’s Hospital. Forest City Enterprises self-developed the portfolio and will continue to manage it on behalf of the joint venture. The life science campus is part of a mixed-use project that includes a 210-room hotel, 674 residential units, a grocery store, restaurants and retail. In connection with this transaction, we invested $174,692,000 of cash which is recorded as an equity investment on the balance sheet. Our share of the non-recourse secured debt assumed by the joint venture was approximately $156,729,000 with weighted-average interest rates of 7.1%. Also, during the year ended December 31, 2010, we entered into a joint venture investment with a national medical office building company. In connection with this transaction, we invested $21,321,000 of cash which is recorded as an equity investment on the balance sheet. Our share of the non-recourse secured debt assumed by the joint venture was approximately $24,609,000 with weighted-average interest rates of 6.06%. Please see Note 7 to our consolidated financial statements for additional information.

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on the general trend in interest rates at the applicable dates, our perception of the future volatility of interest rates and our relative levels of variable rate debt and variable rate investments. Please see Note 11 to our consolidated financial statements for additional information.

At December 31, 2010, we had five outstanding letter of credit obligations totaling $5,482,932 and expiring between 2011 and 2013. Please see Note 12 to our consolidated financial statements for additional information.

Contractual Obligations

The following table summarizes our payment requirements under contractual obligations as of December 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter

Unsecured line of credit arrangement	$300,000	$—	$300,000	$—	$—
Senior unsecured notes(1)	3,064,930	—	376,853	250,000	2,438,077
Secured debt(1)	1,133,715	24,048	177,487	338,320	593,860
Contractual interest obligations	1,832,761	222,393	425,509	344,841	840,018
Capital lease obligations	10,951	604	1,262	9,085	—
Operating lease obligations	230,189	5,380	10,612	10,370	203,827
Purchase obligations	301,668	199,172	84,450	18,046	—
Other long-term liabilities	4,890	1,614	—	866	2,410

Total contractual obligations	$6,879,104	$453,211	$1,376,173	$971,528	$4,078,192

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

At December 31, 2010, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1.15 billion, which is scheduled to expire on August 6, 2012. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.87% at December 31, 2010). The applicable margin is based on certain of our debt ratings and was 0.6% at December 31, 2010. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.15% at December 31, 2010. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. At December 31, 2010, we had $300,000,000 outstanding under the unsecured line of credit arrangement and estimated contractual interest obligations of $4,133,000. Contractual interest obligations are estimated based on the assumption that the balance of $300,000,000 at December 31, 2010 is constant until maturity at interest rates in effect at December 31, 2010.

We have $3,064,930,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 3.00% to 8.00%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $1,391,673,000 at December 31, 2010. A total of $788,077,000 of our senior unsecured notes are convertible notes that also contain put features. Please see Note 10 to our consolidated financial statements for additional information.

Additionally, we have secured debt with total outstanding principal of $1,133,715,000, collateralized by owned properties, with annual interest rates ranging from 3.01% to 8.74%, payable monthly. The carrying values of the properties securing the debt totaled $2,054,820,000 at December 31, 2010. Total contractual interest obligations on secured debt totaled $436,955,000 at December 31, 2010.

At December 31, 2010, we had operating lease obligations of $230,189,000 relating primarily to ground leases at certain of our properties and office space leases.

Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At December 31, 2010, we had outstanding construction financings of $356,793,000 for leased properties and were committed to providing additional financing of approximately $268,055,000 to complete construction. At December 31, 2010, we had contingent purchase obligations totaling $33,613,000. These contingent purchase obligations relate to unfunded capital improvement obligations. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and certain non-compete agreements. We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. We expect to contribute $1,500,000 to the SERP during the 2011 fiscal year. Benefit payments are expected to total $2,367,000 during the next five fiscal years and $2,410,000 thereafter. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $4,066,000 and $3,287,000 at December 31, 2010 and December 31, 2009, respectively.

In connection with the Windrose merger, we entered into a consulting agreement with Frederick L. Farrar, which expired in December 2008. We entered into a new consulting agreement with Mr. Farrar in December 2008, which expired in December 2009. Mr. Farrar agreed not to compete with us for a period of two years following the expiration of the agreement. In exchange for complying with the covenant not to compete, Mr. Farrar receives eight quarterly payments of $37,500, with the first payment to be made on the date of expiration of the agreement. The first payment to Mr. Farrar was made in January 2010 and the final payment will be made in September 2011.

Capital Structure

As of December 31, 2010, we had total equity of $4,733,100,000 and a total outstanding debt balance of $4,460,855,000, which represents a debt to total book capitalization ratio of 49%. Our ratio of debt to market capitalization was 38% at December 31, 2010. For the year ended December 31, 2010, our adjusted interest coverage ratio was 3.39x and our adjusted fixed charge coverage ratio was 2.76x. Also, at December 31, 2010, we had $131,570,000 of cash and cash equivalents, $79,069,000 of restricted cash and $850,000,000 of available borrowing capacity under our unsecured line of credit arrangement.

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2010, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged.

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

On May 7, 2009, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of January 31, 2011, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of January 31, 2011, 8,397,408 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $250,000,000 aggregate amount of our common stock (“Equity Shelf Program”). As of January 31, 2011, we had $119,985,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.

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

	Year Ended							Year Ended					Two Year
	December 31,		December 31,		One Year Change			December 31,		One Year Change			Change
	2008		2009		Amount		%	2010		Amount		%	Amount		%

Net income attributable to common stockholders	$260,098		$171,190		$(88,908)		(34)%	$106,882		$(64,308)		(38)%	$(153,216)		(59)%
Funds from operations	258,868		291,754		32,886		13%	279,075		(12,679)		(4)%	20,207		8%
Adjusted EBITDA	595,365		525,791		(69,574)		(12)%	568,429		42,638		8%	(26,936)		(5)%
Net operating income	526,136		547,678		21,542		4%	640,346		92,668		17%	114,210		22%
Per share data (fully diluted):
Net income attributable to common stockholders	$2.76		$1.49		$(1.27)		(46)%	$0.83		$(0.66)		(44)%	$(1.93)		(70)%
Funds from operations	2.74		2.55		(0.19)		(7)%	2.18		(0.37)		(15)%	(0.56)		(20)%
Adjusted interest coverage ratio	3.84	x	3.78	x	(0.06	)x	(2)%	3.39	x	(0.39	)x	(10)%	(0.45	)x	(12)%
Adjusted fixed charge coverage ratio	3.20	x	3.09	x	(0.11	)x	(3)%	2.76	x	(0.33	)x	(11)%	(0.44	)x	(14)%

The components of the changes in revenues, expenses and other items are discussed in detail below. The following is a summary of certain items that impact the results of operations for the year ended December 31, 2010:

•	$3,853,000 ($0.03 per diluted share) of special stock compensation grants recognized as general and administrative expenses;

•	$34,171,000 ($0.27 per diluted share) of net losses on extinguishments of debt;

•	$947,000 ($0.01 per diluted share) of impairment charges;

•	$29,684,000 ($0.23 per diluted share) of provisions for loan losses;

•	$46,660,000 ($0.36 per diluted share) of transaction costs;

•	$1,753,000 ($0.01 per diluted share) of held for sale hospital operating expenses;

•	$1,000,000 ($0.01 per diluted share) of additional other income related to a lease termination; and

•	$36,115,000 ($0.28 per diluted share) of gains on the sales of real property.

The components of the changes in revenues, expenses and other items are discussed in detail below. The following is a summary of certain items that impact the results of operations for the year ended December 31, 2009:

•	$3,909,000 ($0.03 per diluted share) of non-recurring general and administrative expenses;

•	$25,107,000 ($0.22 per diluted share) of net losses on extinguishments of debt;

•	$25,223,000 ($0.22 per diluted share) of impairment charges;

•	$23,261,000 ($0.20 per diluted share) of provisions for loan losses;

•	$8,059,000 ($0.07 per diluted share) of additional other income related to a lease termination;

•	$2,400,000 ($0.02 per diluted share) of prepayment fees; and

•	$43,394,000 ($0.38 per diluted share) of gains on the sales of real property.

The following is a summary of certain items that impact the results of operations for the year ended December 31, 2008:

•	$2,291,000 ($0.02 per diluted share) of non-recurring terminated transaction costs in general and administrative expenses;

•	$1,325,000 ($0.01 per diluted share) of non-recurring income tax expense;

•	$23,393,000 ($0.25 per diluted share) of realized loss on derivatives;

•	$32,648,000 ($0.35 per diluted share) of impairment charges;

•	$2,094,000 ($0.02 per diluted share) of net gains on extinguishments of debt;

•	$2,500,000 ($0.03 per diluted share) of additional other income related to a lease termination; and

•	$163,933,000 ($1.74 per diluted share) of gains on the sales of real property.

The increase in fully diluted average common shares outstanding is primarily the result of public common stock offerings and common stock issuances pursuant to our DRIP and equity shelf program (“ESP”). The following table represents the changes in outstanding common stock for the period from January 1, 2008 to December 31, 2010 (in thousands):

	Year Ended
	December 31, 2008	December 31, 2009	December 31, 2010	Totals

Beginning balance	85,496	104,704	123,385	85,496
Public offerings	15,650	15,017	20,700	51,367
DRIP issuances	1,546	1,499	1,957	5,002
ESP issuances	794	1,953	431	3,178
Preferred stock conversions	975	30	339	1,344
Option exercises	119	96	129	344
Other, net	124	86	156	366

Ending balance	104,704	123,385	147,097	147,097

Average number of shares outstanding:
Basic	93,732	114,207	127,656
Diluted	94,309	114,612	128,208

We evaluate our business and make resource allocations on our two business segments — senior housing and care properties and medical facilities. Please see Note 17 to our consolidated financial statements for additional information.

Senior Housing and Care Properties

The following is a summary of our results of operations for the senior housing and care properties segment (dollars in thousands):

	Year Ended		One Year		Year Ended	One Year		Two Year
	December 31,	December 31,	Change		December 31,	Change		Change
	2008	2009	$	%	2010	$	%	$	%

Revenues:
Rental income	$293,002	$323,582	$30,580	10%	$362,661	$39,079	12%	$69,659	24%
Resident fees and services	—	—	—	n/a	51,006	51,006	n/a	51,006	n/a
Interest income	35,143	35,945	802	2%	36,176	231	1%	1,033	3%
Other income	5,994	2,909	(3,085)	(51)%	3,386	477	16%	(2,608)	(44)%
Prepayment fees	—	2,400	2,400	n/a	—	(2,400)	(100)%	—	n/a

	334,139	364,836	30,697	9%	453,229	88,393	24%	119,090	36%
Expenses:
Interest expense	(4,455)	6,404	10,859	n/a	19,255	12,851	201%	23,710	(532)%
Property operating expenses	—	—	—	n/a	32,621	32,621	n/a	32,621	n/a
Depreciation and amortization	81,758	90,028	8,270	10%	121,292	31,264	35%	39,534	48%
Transaction costs	—	—	—	n/a	41,549	41,549	n/a	41,549	n/a
Loss (gain) on extinguishment of debt	(808)	2,057	2,865	n/a	7,791	5,734	279%	8,599	(1064)%
Provision for loan losses	94	23,261	23,167	24646%	29,684	6,423	28%	29,590	31479%

	76,589	121,750	45,161	59%	252,192	130,442	107%	175,603	229%

Income from continuing operations before income taxes	257,550	243,086	(14,464)	(6)%	201,037	(42,049)	(17)%	(56,513)	(22)%
Income tax expense	(1,693)	(607)	1,086	(64)%	(229)	378	(62)%	1,464	(86)%

Income from continuing operations	255,857	242,479	(13,378)	(5)%	200,808	(41,671)	(17)%	(55,049)	(22)%
Discontinued operations:
Gain (loss) on sales of properties	151,457	32,084	(119,373)	(79)%	36,274	4,190	13%	(115,183)	(76)%
Income from discontinued operations, net	23,503	17,037	(6,466)	(28)%	11,168	(5,869)	(34)%	(12,335)	(52)%

Discontinued operations, net	174,960	49,121	(125,839)	(72)%	47,442	(1,679)	(3)%	(127,518)	(73)%

Net income	430,817	291,600	(139,217)	(32)%	248,250	(43,350)	(15)%	(182,567)	(42)%
Less: Net income attributable to noncontrolling interests	—	—	—	n/a	(1,674)	(1,674)	n/a	(1,674)	n/a

Net income attributable to common stockholders	$430,817	$291,600	$(139,217)	(32)%	$249,924	$(41,676)	(14)%	$(180,893)	(42)%

The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed senior housing and care properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.

As discussed in Note 3 to our consolidated financial statements, we completed two senior housing operating partnerships in 2010. The results of operations for these partnerships have been included in our consolidated results of operations from the dates of acquisition and represent the sole component of resident fees and services, property operating expenses and net income attributable to noncontrolling interests for this segment.

Interest expense for the years ended December 31, 2010, 2009 and 2008 represents $22,905,000, $12,622,000 and $7,176,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our senior housing and care property secured debt principal activity (dollars in thousands):

	Year Ended December 31, 2008		Year Ended December 31, 2009		Year Ended December 31, 2010
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$114,543	7.000%	$94,234	6.996%	$298,492	5.998%
Debt issued	—		265,527	5.982%	157,156	5.454%
Debt assumed	—				396,919	5.858%
Debt extinguished	(17,821)	7.022%	(47,502)	7.414%	(185,999)	6.075%
Principal payments	(2,488)	6.974%	(13,767)	7.640%	(6,000)	5.962%

Ending balance	$94,234	6.996%	$298,492	5.998%	$660,568	5.763%

Monthly averages	$103,927	6.996%	$205,549	6.309%	$592,892	5.837%

Depreciation and amortization increased primarily as a result of new property acquisitions and the conversions of newly constructed investment properties. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

Transaction costs for the year ended December 31, 2010 primarily represent costs incurred with the senior housing operating partnerships (including due diligence costs, fees for legal and valuation services, and termination of pre-existing relationships computed based on the fair value of the assets acquired), lease termination fees and costs incurred in connection with other new property acquisitions.

During the year ended December 31, 2010, we sold 31 senior housing and care properties for net gains of $36,274,000 as compared to 21 properties for net gains of $32,084,000 in 2009 and 36 properties for net gains of $151,457,000 in 2008. Additionally, at December 31, 2010, we had 16 senior housing facilities that satisfied the requirements for held for sale treatment. We did not recognize an impairment loss on these facilities as the fair value less estimated costs to sell exceeded our carrying value. The following illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at December 31, 2010 as discontinued operations for the periods presented. Please refer to Note 5 to our consolidated financial statements for further discussion.

	Year Ended December 31,
	2008	2009	2010

Rental income	$52,051	$34,527	$20,243
Expenses:
Interest expense	11,631	6,218	3,650
Provision for depreciation	16,917	11,272	5,425

Income (loss) from discontinued operations, net	$23,503	$17,037	$11,168

We recorded $23,261,000 of provision for loan losses during the year ended December 31, 2009. This amount includes the write-off of loans totaling $25,578,000 primarily relating to certain early stage senior housing operators offset by a net reduction in the allowance for loan losses of $2,457,000. We recorded $29,684,000 of provision for loan losses during the year ended December 31, 2010. This amount includes the write-off of loans totaling $33,591,000 primarily related to certain early stage senior housing and CCRC development projects. This was offset by a net reduction of the allowance balance by $3,907,000, resulting in an allowance for loan losses of $1,276,000 relating to real estate loans with outstanding balances of $9,691,000, all of which were on non-accrual status at December 31, 2010. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed in “Critical Accounting Policies.”

Medical Facilities

The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Year Ended		One Year		Year Ended	One Year		Two Year
	December 31,	December 31,	Change		December 31,	Change		Change
	2008	2009	$	%	2010	$	%	$	%

Revenues:
Rental income	$160,939	$173,837	$12,898	8%	$218,763	$44,926	26%	$57,824	36%
Interest income	4,920	4,940	20	0%	4,679	(261)	(5)%	(241)	(5)%
Other income	2,835	1,309	(1,526)	(54)%	985	(324)	(25)%	(1,850)	(65)%

	168,694	180,086	11,392	7%	224,427	44,341	25%	55,733	33%
Expenses:
Interest expense	17,676	19,147	1,471	8%	24,724	5,577	29%	7,048	40%
Property operating expenses	42,634	45,896	3,262	8%	50,499	4,603	10%	7,865	18%
Depreciation and amortization	56,378	60,700	4,322	8%	75,826	15,126	25%	19,448	34%
Transaction costs	—	—	—	n/a	5,112	5,112	n/a	5,112	n/a
Loss (gain) on extinguishment of debt	(1,286)	3,781	5,067	n/a	1,308	(2,473)	(65)%	2,594	(202)%

	115,402	129,524	14,122	12%	157,469	27,945	22%	42,067	36%

Income from continuing operations before income taxes and income from unconsolidated joint ventures	53,292	50,562	(2,730)	(5)%	66,958	16,396	32%	13,666	26%
Income tax expense	(51)	(233)	(182)	357%	(77)	156	(67)%	(26)	51%
Income from unconsolidated joint ventures	—	—	—	n/a	6,673	6,673	n/a	6,673	n/a

Income from continuing operations	53,241	50,329	(2,912)	(5)%	73,554	23,225	46%	20,313	38%
Discontinued operations:
Gain (loss) on sales of properties	12,476	11,310	(1,166)	(9)%	(159)	(11,469)	(101)%	(12,635)	(101)%
Impairment of assets	(32,648)	(25,223)	7,425	(23)%	(947)	24,276	(96)%	31,701	(97)%
Income (loss) from discontinued operations, net	50	8,595	8,545	17090%	(1,804)	(10,399)	(121)%	(1,854)	(3708)%

Discontinued operations, net	(20,122)	(5,318)	14,804	(74)%	(2,910)	2,408	(45)%	17,212	(86)%

Net income (loss)	33,119	45,011	11,892	36%	70,644	25,633	57%	37,525	113%
Less: Net income (loss) attributable to noncontrolling interests	126	(342)	(468)	n/a	2,031	2,373	(694)%	1,905	1512%

Net income (loss) attributable to common stockholders	$32,993	$45,353	$12,360	37%	$68,613	$23,260	51%	$35,620	108%

The increase in rental income is primarily attributable to the acquisitions of new properties and the construction conversions of medical facilities from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. Interest income decreased from the prior period primarily due to a decline in outstanding balances for medical facility real estate loans. Other income is attributable to third party management fee income.

Interest expense for the years ended December 31, 2010, 2009 and 2008 represents $24,926,000, $20,584,000 and $21,828,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our medical facilities secured debt principal activity (dollars in thousands):

	Year Ended December 31, 2008		Year Ended December 31, 2009		Year Ended December 31, 2010
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$392,430	5.854%	$354,146	5.799%	$314,065	5.677%
Debt assumed	—				167,737	6.637%
Debt extinguished	(32,653)	6.473%	(34,213)	6.933%	(8,494)	6.045%
Principal payments	(5,631)	5.741%	(5,868)	5.721%	(9,831)	6.279%

Ending balance	$354,146	5.799%	$314,065	5.677%	$463,477	5.286%

Monthly averages	$365,661	5.802%	$341,103	5.764%	$458,196	5.961%

The increase in property operating expenses and depreciation and amortization is primarily attributable to acquisitions and construction conversions of new medical facilities for which we incur certain property operating expenses offset by property operating expenses associated with discontinued operations.

Transaction costs for the year ended December 31, 2010 represent costs incurred in connection with the acquisition of new properties. Income tax expense is primarily related to third party management fee income.

Income from unconsolidated joint ventures represents our share of net income related to our joint venture investment with Forest City Enterprises. See Note 7 to our consolidated financial statements for additional information. The following is a summary of our net income from this investment for the year ended December 31, 2010 (in thousands):

Revenues	$34,002
Operating expenses	9,707

Net operating income	24,295
Depreciation and amortization	8,514
Interest expense	7,759
Asset management fee	1,349

Net income	$6,673

During the year ended December 31, 2008, we sold two medical facilities for net gains of $12,476,000. At December 31, 2008, we had 15 medical facilities that were held for sale and we recorded an impairment charge of $32,648,000 to reduce the carrying values of certain properties to their estimated fair values less costs to sell. During the year ended December 31, 2009, we sold 15 medical facilities for net gains of $11,310,000. At December 31, 2009, we had eight medical facilities held for sale and recorded an impairment charge of $25,223,000 to reduce the properties to their estimated fair values less costs to sell. In determining the fair value of the held for sale properties, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates. During the three months ended September 30, 2010, we recorded an impairment charge of $947,000 related to two of the held for sale medical facilities to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations. During the year ended December 31, 2010, we sold seven of the held for sale medical facilities for net losses of $159,000. At December 31, 2010, we had one medical facility held for sale. The following illustrates the reclassification impact as a result of classifying medical facilities sold prior to or held for sale at December 31, 2010 as discontinued operations for the periods presented. Please refer to Note 5 to our consolidated financial statements for further discussion.

	Year Ended December 31,
	2008	2009	2010

Rental income	$16,189	$7,965	$1,743
Other income	—	8,059	—
Expenses:
Interest expense	4,152	1,437	202
Property operating expenses	3,995	3,069	3,345
Provision for depreciation	7,992	2,923	—

Income (loss) from discontinued operations, net	$50	$8,595	$(1,804)

Net income attributable to non-controlling interests primarily relates to certain properties that are consolidated in our operating results but where we have less than a 100% ownership interest.

Non-Segment/Corporate

The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Year Ended		One Year		Year Ended	One Year		Two Year
	December 31,	December 31,	Change		December 31,	Change		Change
	2008	2009	$	%	2010	$	%	$	%

Revenues:
Other income	$1,692	$1,170	$(522)	(31)%	$2,874	$1,704	146%	$1,182	70%
Expenses:
Interest expense	112,055	76,566	(35,489)	(32)%	113,129	36,563	48%	1,074	1%
Realized loss on derivatives	23,393	—	(23,393)	(100)%	—	—	n/a	(23,393)	(100)%
General and administrative	47,193	49,691	2,498	5%	54,626	4,935	10%	7,433	16%
Loss (gain) on extinguishments of debt	—	19,269	19,269	n/a	25,072	5,803	30%	25,072	n/a

	182,641	145,526	(37,115)	(20)%	192,827	47,301	33%	10,186	6%

Loss from continuing operations before income taxes	(180,949)	(144,356)	36,593	(20)%	(189,953)	(45,597)	32%	(9,004)	5%
Income tax benefit (expense)	438	672	234	53%	(58)	(730)	(109)%	(496)	(113)%

Net loss	(180,511)	(143,684)	36,827	(20)%	(190,011)	(46,327)	32%	(9,500)	5%
Preferred stock dividends	23,201	22,079	(1,122)	(5)%	21,645	(434)	(2)%	(1,556)	(7)%

Net loss attributable to common stockholders	$(203,712)	$(165,763)	$37,949	(19)%	$(211,656)	$(45,893)	28%	$(7,944)	4%

Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.

The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Year Ended				Year Ended	One Year		Two Year
	December 31,	December 31,	One Year Change		December 31,	Change		Change
	2008	2009	$	%	2010	$	%	$	%

Senior unsecured notes	$111,544	$106,347	$(5,197)	(5)%	$122,492	$16,145	15%	$10,948	10%
Secured debt	—	265	265	n/a	645	380	143%	645	n/a
Unsecured lines of credit	18,878	4,629	(14,249)	(75)%	3,974	(655)	(14)%	(14,904)	(79)%
Capitalized interest	(25,029)	(41,170)	(16,141)	64%	(20,792)	20,378	(49)%	4,237	(17)%
Interest SWAP savings	(161)	(161)	—	0%	(161)	—	0%	—	0%
Loan expense	6,823	6,656	(167)	(2)%	6,971	315	5%	148	2%

Totals	$112,055	$76,566	$(35,489)	(32)%	$113,129	$36,563	48%	$1,074	1%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments. The following is a summary of our senior unsecured note principal activity (dollars in thousands):

	Year Ended December 31, 2008		Year Ended December 31, 2009		Year Ended December 31, 2010
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$1,887,330	5.823%	$1,845,000	5.782%	$1,661,853	5.557%
Debt issued					1,844,403	4.653%
Debt extinguished(1)	(42,330)	7.625%	(183,147)	7.823%	(441,326)	4.750%

Ending balance	$1,845,000	5.782%	$1,661,853	5.557%	$3,064,930	5.129%

Monthly averages	$1,854,768	5.792%	$1,778,621	5.713%	$2,221,056	5.263%

(1)	We recognized losses of $0, $19,269,000 and $25,072,000 in connection with the extinguishments for the years ended December 31, 2008, 2009 and 2010, respectively.

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

The change in interest expense on the unsecured line of credit arrangement is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. The following is a summary of our unsecured line of credit arrangement (dollars in thousands):

	Year Ended December 31,
	2008	2009	2010

Balance outstanding at quarter end	$570,000	$140,000	$300,000
Maximum amount outstanding at any month end	$744,000	$559,000	$560,000
Average amount outstanding (total of daily principal balances divided by days in period)	$500,561	$241,463	$268,762
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	3.77%	1.92%	1.48%

We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balances outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized.

Please see Note 11 to our consolidated financial statements for a discussion of our interest rate swap agreements and their impact on interest expense. Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense is consistent for all years presented.

During the year ended December 31, 2008, we recognized a realized loss on derivatives of $23,393,000 related to forward-starting interest rate swaps that were in place to hedge future debt issuances when the timing of those issuances was revised.

General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the years ended December 31, 2010, 2009 and 2008 were 7.78%, 8.33% and 8.24%, respectively. The change from prior year is primarily related to (i) the recognition of $2,853,000 of expenses in connection with a performance-based stock grant, (ii) the recognition of $1,000,000 for the immediate vesting of a stock grant in conjunction with the CEO’s new employment agreement, and (iii) additional salary and benefits to attract and retain appropriate personnel to support our business growth. This was partially offset by $3,909,000 of non-recurring expenses recognized during the year ended December 31, 2009 in connection with the departure of Raymond W. Braun who formerly served as President of the company.

The change in preferred dividends is primarily attributable to preferred stock conversions into common stock. The following is a summary of our preferred stock activity (dollars in thousands):

	Year Ended December 31, 2008		Year Ended December 31, 2009		Year Ended December 31, 2010
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	12,879,189	7.676%	11,516,302	7.696%	11,474,093	7.697%
Shares issued					349,854	6.000%
Shares redeemed					(5,513)	7.500%
Shares converted	(1,362,887)	7.500%	(42,209)	7.478%	(468,580)	7.262%

Ending balance	11,516,302	7.696%	11,474,093	7.697%	11,349,854	7.663%

Monthly averages	12,138,161	7.686%	11,482,557	7.697%	11,321,886	7.699%

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

EBITDA stands for earnings before interest, taxes, depreciation and amortization. We believe that EBITDA, along with net income and cash flow provided from operating activities, is an important supplemental measure because it provides additional information to assess and evaluate the performance of our operations. A covenant in our line of credit arrangement contains a financial ratio based on a definition of EBITDA that is specific to that agreement. Failure to satisfy this covenant could result in an event of default that could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Due to the materiality of this debt agreement and the financial covenant, we have disclosed Adjusted EBITDA, which represents EBITDA as defined above and adjusted for stock-based compensation expense, provision for loan losses and gain/loss on extinguishment of debt. We primarily utilize Adjusted EBITDA to measure our adjusted interest coverage ratio, which represents Adjusted EBITDA divided by total interest, and our adjusted fixed charge coverage ratio, which represents Adjusted EBITDA divided by fixed charges. Fixed charges include total interest, secured debt principal amortization and preferred dividends. Our covenant requires an adjusted fixed charge ratio of at least 1.75 times.

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

	Year Ended December 31,
	2008	2009	2010

FFO Reconciliation:
Net income attributable to common stockholders	$260,098	$171,190	$106,882
Depreciation and amortization	163,045	164,923	202,543
Loss (gain) on sales of properties	(163,933)	(43,394)	(36,115)
Noncontrolling interests	(342)	(965)	(2,749)
Unconsolidated joint ventures	—	—	8,514

Funds from operations	$258,868	$291,754	$279,075
Average common shares outstanding:
Basic	93,732	114,207	127,656
Diluted	94,309	114,612	128,208
Per share data:
Net income attributable to common stockholders
Basic	$2.77	$1.50	$0.84
Diluted	2.76	1.49	0.83
Funds from operations
Basic	$2.76	$2.55	$2.19
Diluted	2.74	2.55	2.18

The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Year Ended December 31,
	2008		2009		2010

Adjusted EBITDA Reconciliation:
Net income	$283,425		$192,927		$128,884
Interest expense	141,059		109,772		160,960
Income tax expense (benefit)	1,306		168		364
Depreciation and amortization	163,045		164,923		202,543
Stock-based compensation expense	8,530		9,633		11,823
Provision for loan losses	94		23,261		29,684
Loss (gain) on extinguishment of debt	(2,094)		25,107		34,171

Adjusted EBITDA	$595,365		$525,791		$568,429
Interest Coverage Ratio:
Interest expense	$141,059		$109,772		$160,960
Capitalized interest	25,029		41,170		20,792
Non-cash interest expense	(11,231)		(11,898)		(13,945)

Total interest	154,857		139,044		167,807
Adjusted EBITDA	$595,365		$525,791		$568,429

Adjusted interest coverage ratio	3.84	x	3.78	x	3.39	x
Adjusted Fixed Charge Coverage Ratio:
Interest expense	$141,059		$109,772		$160,960
Capitalized interest	25,029		41,170		20,792
Non-cash interest expense	(11,231)		(11,898)		(13,945)
Secured debt principal payments	8,119		9,292		16,652
Preferred dividends	23,201		22,079		21,645

Total fixed charges	186,177		170,415		206,104
Adjusted EBITDA	$595,365		$525,791		$568,429

Adjusted fixed charge coverage ratio	3.20	x	3.09	x	2.76	x

The following tables reflect the reconciliation of NOI for the periods presented. All amounts include amounts from discontinued operations, if applicable. Our share of revenues and expenses from unconsolidated joint ventures for life science buildings are included in medical facilities. Amounts are in thousands.

	Year Ended December 31,
	2008	2009	2010

NOI Reconciliation:
Total revenues:
Senior housing and care:
Rental income:
Senior housing facilities	$183,411	$190,684	$220,383
Skilled nursing facilities	161,642	167,426	162,521

Sub-total	345,053	358,110	382,904
Resident fees and services	—	—	51,006
Interest income	35,143	35,944	36,176
Other income	5,994	5,308	3,386

Total senior housing and care revenues	386,190	399,362	473,472
Medical facilities:
Rental income
Medical office buildings	133,332	136,834	170,435
Hospitals	43,796	44,967	50,071
Life science buildings	—	—	34,002

Sub-total	177,128	181,801	254,508
Interest income	4,920	4,941	4,679
Other income	2,835	9,369	985

Total medical facilities revenues	184,883	196,111	260,172
Corporate other income	1,692	1,170	2,874

Total revenues	572,765	596,643	736,518
Property operating expenses:
Senior housing and care	—	—	32,621
Medical facilities:
Medical office buildings	46,629	48,965	52,091
Hospitals	—	—	1,753
Life science buildings	—	—	9,707

Sub-total	46,629	48,965	63,551

Total property operating expenses	46,629	48,965	96,172
Net operating income:
Senior housing and care	386,190	399,362	440,851
Medical facilities	138,254	147,146	196,621
Non-segment/corporate	1,692	1,170	2,874

Net operating income	$526,136	$547,678	$640,346

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 1 of our audited consolidated financial statements for further information on significant accounting policies that impact us. There were no material changes to these policies in 2010.

The following table presents information about our critical accounting policies, as well as the material assumptions used to develop each estimate:

Nature of Critical	Assumptions/
Accounting Estimate	Approach Used

Principles of Consolidation
The consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of joint ventures in which we own a majority voting interest with the ability to control operations and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation.	We make judgments about which entities are VIEs based on an assessment of whether (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We make judgments with respect to our level of influence or control of an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, our ability to direct the activities that most significantly impact the entity’s economic performance, our form of ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity, if applicable. Our ability to correctly assess our influence or control over an entity at inception of our involvement or on a continuous basis when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. If we perform a primary beneficiary analysis at a date other than at inception of the variable interest entity, our assumptions may be different and may result in the identification of a different primary beneficiary.

Income Taxes
As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements.	Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. Adjustments to income tax expense may be required as a result of: (i) audits conducted by federal and state tax authorities, (ii) our ability to qualify as a REIT, (iii) the potential for built-in-gain recognized related to prior-tax-free acquisitions of C corporations, and (iv) changes in tax laws. Adjustments required in any given period are included in income.

Nature of Critical	Assumptions/
Accounting Estimate	Approach Used

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

During the year ended December 31, 2009, an impairment charge of $25,223,000 was recorded to reduce the carrying value of eight medical facilities to their estimated fair value less costs to sell. In determining the fair value of the properties, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates. During the year ended December 31, 2010, we sold 38 properties, including seven of the held for sale medical facilities, for net gains of $36,115,000. At December 31, 2010, we had one medical facility and 16 senior housing facilities that satisfied the requirements for held for sale treatment. During the three months ended September 30, 2010, we recorded an impairment charge of $947,000 related to two of the held for sale medical facilities to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations.

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

As a result of our quarterly evaluations, we recorded $29,684,000 of provision for loan losses during the year ended December 31, 2010. This amount includes the write-off of loans totaling $33,591,000 primarily related to certain early stage senior housing and CCRC development projects. These related to three separate borrowers where new factors arose that, under the circumstances, resulted in the determination to record the write-offs. This was offset by a net reduction of the allowance balance by $3,907,000, resulting in an allowance for loan losses of $1,276,000 relating to real estate loans with outstanding balances of $9,691,000, all of which were on non-accrual status at December 31, 2010.

Nature of Critical	Assumptions/
Accounting Estimate	Approach Used

Revenue Recognition
Revenue is recorded in accordance with U.S. GAAP, which requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. If the collectability of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risk. Substantially all of our operating leases contain fixed and/or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. We recognize resident fees and services, other than move in fees, monthly as services are provided. Move in fees, which are a component of resident fees and services, are recognized on a straight-line basis over the term of the applicable lease agreement. Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.
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

For the year ended December 31, 2010, we recognized $40,855,000 of interest income, $51,006,000 of resident fees and services, and $603,410,000 of rental income, including discontinued operations. For the year ended December 31, 2010, cash receipts on leases with deferred revenue provisions equaled $8,537,000 as compared to gross straight-line rental income recognized of $14,717,000. At December 31, 2010, our straight-line receivable balance was $86,669,000, net of reserves totaling $265,000. Also at December 31, 2010, we had real estate loans with outstanding balances of $9,691,000 on non-accrual status.

Fair Value of Derivative Instruments
The valuation of derivative instruments is accounted for in accordance with U.S. GAAP, which requires companies to record derivatives at fair market value on the balance sheet as assets or liabilities.	The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing pricing models that consider forward yield curves and discount rates. Such amounts and their recognition are subject to significant estimates which may change in the future. At December 31, 2010, we participated in one interest rate swap agreement which is reported at its fair value of $482,000 in other liabilities.

Business Combinations
Real property developed by us is recorded at cost, including the capitalization of construction period interest. The cost of real property acquired is allocated to net tangible and identifiable intangible assets based on their respective fair values. Tangible assets primarily consist of land, buildings and improvements. The remaining purchase price is allocated among identifiable intangible assets primarily consisting of the above or below market component of in-place leases and the value of in-place leases. The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant.
We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the relative fair value of each component. The most significant components of our allocations are typically the allocation of fair value to the buildings as-if-vacant, land and in-place leases. In the case of the fair value of buildings and the allocation of value to land and other intangibles, our estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases

We compute depreciation and amortization on our properties using the straight-line method based on their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. Lives for intangibles are based on the remaining term of the underlying leases. For the year ended December 31, 2010, we recorded $144,098,000, $40,147,000 and $18,298,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 38.2 years, 11.6 years and 6.0 years, respectively, for the year ended December 31, 2010.

Impact of Inflation

During the past three years, inflation has not significantly affected our earnings because of the moderate inflation rate. Additionally, our earnings are primarily long-term investments with fixed rates of return. These investments are mainly financed with a combination of equity, senior unsecured notes and borrowings under our unsecured line of credit arrangement. During inflationary periods, which generally are accompanied by rising interest rates, our ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. Presuming the current inflation rate remains moderate and long-term interest rates do not increase significantly, we believe that inflation will not impact the availability of equity and debt financing for us.

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

	December 31, 2010		December 31, 2009
	Principal	Change in	Principal	Change in
	Balance	Fair Value	Balance	Fair Value

Senior unsecured notes	$3,064,930	$(248,884)	$1,661,853	$(129,350)
Secured debt	1,030,070	(51,973)	491,094	(22,522)

Totals	$4,095,000	$(300,857)	$2,152,947	$(151,872)

On December 31, 2010, we assumed an interest rate swap (the “December 2010 Swap”) for a total notional amount of $12,650,000 to hedge interest payments associated with long-term LIBOR based borrowings. The December 2010 Swap has an effective date of December 31, 2010 and a maturity date of December 31, 2013. The December 2010 Swap has the economic effect of fixing $12,650,000 at 5.50% plus a credit spread through the swap’s maturity. In January 2011, the December 2010 Swap was designated as a cash flow hedge and we expect it to be highly effective at offsetting changes in cash flows of interest payments on $12,650,000 of long-term debt due to changes in the LIBOR swap rate.

Our variable rate debt, including our unsecured line of credit arrangement, is reflected at fair value. At December 31, 2010, we had $300,000,000 outstanding related to our variable rate line of credit and $103,645,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $4,036,000. At December 31, 2009, we had $140,000,000 outstanding related to our variable rate line of credit and $131,952,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $2,720,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Health Care REIT, Inc.

We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in Item 15(a) (2) of this Form 10-K. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
February 25, 2011

HEALTH CARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands)

ASSETS
Real estate investments:
Real property owned:
Land and land improvements	$727,050	$521,055
Buildings and improvements	7,627,132	5,185,328
Acquired lease intangibles	258,079	127,390
Real property held for sale, net of accumulated depreciation	23,441	45,686
Construction in progress	356,793	456,832

Gross real property owned	8,992,495	6,336,291
Less accumulated depreciation and amortization	(836,966)	(677,851)

Net real property owned	8,155,529	5,658,440
Real estate loans receivable:
Real estate loans receivable	436,580	427,363
Less allowance for losses on loans receivable	(1,276)	(5,183)

Net real estate loans receivable	435,304	422,180

Net real estate investments	8,590,833	6,080,620
Other assets:
Equity investments	237,107	5,816
Goodwill	51,207	—
Deferred loan expenses	32,960	22,698
Cash and cash equivalents	131,570	35,476
Restricted cash	79,069	23,237
Receivables and other assets	328,988	199,339

Total other assets	860,901	286,566

Total assets	$9,451,734	$6,367,186

LIABILITIES AND EQUITY
Liabilities:
Borrowings under unsecured line of credit arrangement	$300,000	$140,000
Senior unsecured notes	3,034,949	1,653,027
Secured debt	1,125,906	620,995
Capital lease obligations	8,881	—
Accrued expenses and other liabilities	244,345	145,713

Total liabilities	4,714,081	2,559,735
Redeemable noncontrolling interests	4,553	—
Equity:
Preferred stock	291,667	288,683
Common stock	147,155	123,385
Capital in excess of par value	4,932,468	3,900,666
Treasury stock	(11,352)	(7,619)
Cumulative net income	1,676,196	1,547,669
Cumulative dividends	(2,427,881)	(2,057,658)
Accumulated other comprehensive income	(11,099)	(2,891)
Other equity	5,697	4,804

Total Health Care REIT, Inc. stockholders’ equity	4,602,851	3,797,039
Noncontrolling interests	130,249	10,412

Total equity	4,733,100	3,807,451

Total liabilities and equity	$9,451,734	$6,367,186

See accompanying notes

HEALTH CARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008

Revenues:
Rental income	$581,424	$497,419	$453,941
Resident fees and services	51,006	—	—
Interest income	40,855	40,885	40,063
Other income	7,245	7,788	10,521

Total revenues	680,530	546,092	504,525
Expenses:
Interest expense	157,108	102,117	125,276
Property operating expenses	83,120	45,896	42,634
Depreciation and amortization	197,118	150,728	138,136
General and administrative	54,626	49,691	47,193
Transaction costs	46,660	—	—
Realized loss of derivatives	—	—	23,393
Loss (gain) on extinguishment of debt	34,171	25,107	(2,094)
Provision for loan losses	29,684	23,261	94

Total expenses	602,487	396,800	374,632

Income from continuing operations before income taxes
and income from unconsolidated joint ventures	78,043	149,292	129,893
Income tax (expense) benefit	(364)	(168)	(1,306)
Income from unconsolidated joint ventures	6,673	—	—

Income from continuing operations	84,352	149,124	128,587
Discontinued operations:
Gain (loss) on sales of properties	36,115	43,394	163,933
Impairment of assets	(947)	(25,223)	(32,648)
Income (loss) from discontinued operations, net	9,364	25,632	23,553

Discontinued operations, net	44,532	43,803	154,838

Net income	128,884	192,927	283,425
Less: Preferred stock dividends	21,645	22,079	23,201
Net income (loss) attributable to noncontrolling interests	357	(342)	126

Net income attributable to common stockholders	$106,882	$171,190	$260,098

Average number of common shares outstanding:
Basic	127,656	114,207	93,732
Diluted	128,208	114,612	94,309
Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.49	$1.12	$1.12
Discontinued operations, net	0.35	0.38	1.65

Net income attributable to common stockholders*	$0.84	$1.50	$2.77

Diluted:
Income from continuing operations
attributable to common stockholders	$0.49	$1.11	$1.12
Discontinued operations, net	0.35	0.38	1.64

Net income attributable to common stockholders*	$0.83	$1.49	$2.76

*	Amounts may not sum due to rounding

See accompanying notes

HEALTH CARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total
	(In thousands)

Balances at December 31, 2007	$330,243	$85,412	$2,394,099	$(3,952)	$1,071,101	$(1,446,959)	$(7,381)	$2,701	$9,687	$2,434,951
Comprehensive income:
Net income					283,299				126	283,425
Other comprehensive income:
Unrealized gain (loss) on equity investments							(846)			(846)
Unrecognized SERP actuarial gain (loss)							(715)			(715)
Cash flow hedge activity							7,829			7,829

Total comprehensive income										289,693

Contributions by noncontrolling interests									3,556	3,556
Distributions to noncontrolling interests									(2,766)	(2,766)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		1,804	76,013	(1,193)				(99)		76,525
Net proceeds from sale of common stock		16,444	695,239							711,683
Conversion of preferred stock	(40,314)	975	39,339							—
Option compensation expense								1,503		1,503
Cash dividends paid:
Common stock cash dividends						(253,659)				(253,659)
Preferred stock cash dividends						(23,201)				(23,201)

Balances at December 31, 2008	289,929	104,635	3,204,690	(5,145)	1,354,400	(1,723,819)	(1,113)	4,105	10,603	3,238,285
Comprehensive income:
Net income					193,269				(342)	192,927
Other comprehensive income:
Unrealized gain (loss) on equity investments							487			487
Unrecognized SERP actuarial gain (loss)							277			277
Cash flow hedge activity							(2,542)			(2,542)

Total comprehensive income										191,149

Contributions by noncontrolling interests									2,255	2,255
Distributions to noncontrolling interests									(2,104)	(2,104)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		1,751	66,690	(2,474)				(930)		65,037
Proceeds from issuance of common shares		16,969	628,070							645,039
Conversion of preferred stock	(1,246)	30	1,216							—
Option compensation expense								1,629		1,629
Cash dividends paid:
Common stock cash dividends						(311,760)				(311,760)
Preferred stock cash dividends						(22,079)				(22,079)

Balances at December 31, 2009	288,683	123,385	3,900,666	(7,619)	1,547,669	(2,057,658)	(2,891)	4,804	10,412	3,807,451
Comprehensive income:
Net income					128,527				357	128,884
Other comprehensive income:
Unrealized gain (loss) on equity investments							54			54
Unrecognized SERP actuarial gain (loss)							(199)			(199)
Cash flow hedge activity							(8,063)			(8,063)

Total comprehensive income										120,676

Contributions by noncontrolling interests			43,640						122,781	166,421
Distributions to noncontrolling interests									(3,301)	(3,301)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		2,300	97,696	(3,733)				(741)		95,522
Proceeds from issuance of common shares		21,131	884,255							905,386
Equity component of convertible debt			(9,689)							(9,689)
Equity consideration in business combinations	16,667		2,721							19,388
Redemption of preferred stock	(165)									(165)
Conversion of preferred stock	(13,518)	339	13,179							—
Option compensation expense								1,634		1,634
Cash dividends paid:
Common stock cash dividends						(348,578)				(348,578)
Preferred stock cash dividends						(21,645)				(21,645)

Balances at December 31, 2010	$291,667	$147,155	$4,932,468	$(11,352)	$1,676,196	$(2,427,881)	$(11,099)	$5,697	$130,249	$4,733,100

See accompanying notes

HEALTH CARE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating activities
Net income	$128,884	$192,927	$283,425
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	202,543	164,923	163,045
Other amortization expenses	17,169	15,412	14,837
Provision for loan losses	29,684	23,261	94
Impairment of assets	947	25,223	32,648
Stock-based compensation expense	11,823	9,633	8,530
Loss (gain) on extinguishment of debt	34,171	25,107	(2,094)
Income from unconsolidated joint ventures	(6,673)	—	—
Rental income less than (in excess of) cash received	(6,594)	11,259	7,793
Amortization related to above (below) market leases, net	(2,856)	(1,713)	(1,039)
Loss (gain) on sales of properties	(36,115)	(43,394)	(163,933)
Other income less than (in excess of) cash received	—	(5,000)	—
Deferred gain on sales of properties	—	—	3,708
Increase (decrease) in accrued expenses and other liabilities	12,293	(311)	17,363
Decrease (increase) in receivables and other assets	(20,535)	(36,068)	(3,694)

Net cash provided from (used in) operating activities	364,741	381,259	360,683
Investing activities
Investment in real property, net of cash acquired	(2,074,176)	(598,959)	(1,072,376)
Capitalized interest	(20,792)	(41,170)	(25,029)
Investment in real estate loans receivable	(97,265)	(74,417)	(83,109)
Other investments, net of payments	(133,894)	(22,133)	(21,725)
Principal collected on real estate loans receivable	43,495	111,779	18,169
Contributions to unconsolidated joint ventures	(196,413)	—	—
Distributions by unconsolidated joint ventures	103	—	—
Decrease (increase) in restricted cash	(52,124)	130,833	(138,502)
Proceeds from sales of real property	219,027	224,007	287,047

Net cash provided from (used in) investing activities	(2,312,039)	(270,060)	(1,035,525)
Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	160,000	(430,000)	263,000
Proceeds from issuance of senior unsecured notes	1,821,683	—	—
Payments to extinguish senior unsecured notes	(495,542)	(201,048)	(42,330)
Net proceeds from the issuance of secured debt	154,306	276,277	—
Payments on secured debt	(217,711)	(107,736)	(58,594)
Net proceeds from the issuance of common stock	995,438	704,533	782,285
Decrease (increase) in deferred loan expenses	(3,869)	(7,431)	(348)
Contributions by noncontrolling interests	2,611	2,255	3,556
Distributions to noncontrolling interests	(3,301)	(2,104)	(2,766)
Cash distributions to stockholders	(370,223)	(333,839)	(276,860)

Net cash provided from (used in) financing activities	2,043,392	(99,093)	667,943

Increase (decrease) in cash and cash equivalents	96,094	12,106	(6,899)
Cash and cash equivalents at beginning of period	35,476	23,370	30,269

Cash and cash equivalents at end of period	$131,570	$35,476	$23,370

Supplemental cash flow information:
Interest paid	$156,207	$143,697	$156,914
Income taxes paid	319	854	1,789

See accompanying notes

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of December 31, 2010, our diversified portfolio consisted of 683 properties in 41 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on our website at www.hcreit.com.

2.	Accounting Policies and Related Matters

Principles of Consolidation

The consolidated financial statements include the accounts of our wholly-owned subsidiaries and joint ventures that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation.

At inception of joint venture transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary. ASC 810, Consolidations, requires enterprises to perform a qualitative approach to determining whether or not a VIE will need to be consolidated on a continuous basis. This evaluation is based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact that entity’s economic performance.

For investments in joint ventures, we evaluate the type of rights held by the limited partner(s), which may preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership. The assessment of limited partners’ rights and their impact on the presumption of control over a limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership in the limited partnership, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. We similarly evaluate the rights of managing members of limited liability companies.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recorded in accordance with U.S. GAAP, which requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risk. Substantially all of our operating leases contain either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. We recognize resident fees and services, other than move in fees, monthly as services are provided. Move in fees, which are a component of resident fees and services, are

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized on a straight-line basis over the term of the applicable lease agreement. Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

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

Equity Investments

Equity investments at December 31, 2010 and 2009 include an investment in a public company that has a readily determinable fair market value. We classify this equity investment as available-for-sale and, accordingly, record this investment at its fair market value with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity. Equity investments at December 31, 2010 and 2009 also include an investment in a private company. We do not have the ability to exercise influence over the company, so the investment is accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, return of capital and additional investments. These equity investments represented a minimal ownership interest in these companies. Additionally, equity investments include investments in unconsolidated joint ventures.

Investments in Unconsolidated Joint Ventures

Investments in less than majority owned entities where our interests represent a general partnership interest but substantive participating rights or substantive kick-out rights have been granted to the limited partners, or where our interests do not represent the general partnership interest and we do not control the major operating and financial policies of the entity, are reported under the equity method of accounting. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of equity in earnings of the joint venture. The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the estimated fair value of the assets prior to the sale of interests in the joint venture. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.

Redeemable Noncontrolling Interests

Certain noncontrolling interests are redeemable at fair value at December 31, 2010. Accordingly, we record the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss and dividends or (ii) the redemption value. In accordance with ASC 810, the redeemable noncontrolling interests were classified outside of permanent equity, as a mezzanine item, in the balance sheet.

Real Property Owned

Real property developed by us is recorded at cost, including the capitalization of construction period interest. The cost of real property acquired is allocated to net tangible and identifiable intangible assets based on their respective fair values. These properties are depreciated on a straight-line basis over their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. Tangible assets primarily consist of land, buildings and improvements. We consider costs incurred in conjunction with re-leasing properties, including tenant improvements and lease commissions, to represent the acquisition of productive assets and, accordingly, such costs are reflected as investment activities in our statement of cash flows.

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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The estimated aggregate amortization expense for acquired lease intangibles is expected to be recognized over a weighted average period of 18.2 years and is as follows for the periods indicated (in thousands):

2011	$48,613
2012	30,828
2013	14,194
2014	9,831
2015	8,618
Thereafter	96,851

Totals	$208,935

The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that the depreciable life may need to be changed. We consider external factors relating to each asset and the existence of a master lease which may link the cash flows of an individual asset to a larger portfolio of assets leased to the same tenant. If these factors and the projected undiscounted cash flows of the asset over the remaining depreciation period indicate that the asset will not be recoverable, the carrying value is reduced to the estimated fair market value. In addition, we are exposed to the risks inherent in concentrating investments in real estate, and in particular, the senior housing and health care industries. A downturn in the real estate industry could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalization of Construction Period Interest

We capitalize interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balance outstanding during the construction period using the rate of interest which approximates our cost of financing. We capitalized interest costs of $20,792,000, $41,170,000, and $25,029,000 during 2010, 2009 and 2008, respectively, related to construction of real property owned by us. Our interest expense reflected in the consolidated statements of income has been reduced by the amounts capitalized.

Gain on Sale of Assets

We recognize sales of assets only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets on our Consolidated Balance Sheets. Gains on assets sold are recognized using the full accrual method upon closing when (i) the collectability of the sales price is reasonably assured, (ii) we are not obligated to perform significant activities after the sale to earn the profit, (iii) we have received adequate initial investment from the buyer and (iv) other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate.

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

Allowance for Losses on Loans Receivable

The allowance for losses on loans receivable is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying collateral. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. At December 31, 2010, we had loans with outstanding balances of $9,691,000 on non-accrual status ($67,126,000 at December 31, 2009). To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to full accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding principal balance.

Goodwill

We account for goodwill in accordance with U.S. GAAP. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount, including goodwill, exceeds the reporting unit’s fair value and the implied fair value of goodwill is less than the carrying amount of that goodwill.

Fair Value of Derivative Instruments

The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing pricing models that consider forward

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. See Note 11 for additional information.

Federal Income Tax

No provision has been made for federal income taxes since we have elected to be treated as a real estate investment trust under the applicable provisions of the Internal Revenue Code, and we believe that we have met the requirements for qualification as such for each taxable year. Our taxable REIT subsidiaries are subject to federal, state and local income taxes. See Note 18 for additional information.

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

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation guidance for variable interest entities. The new guidance, to be applied on a continuous basis, requires enterprises to perform a qualitative approach to determining whether or not a variable interest entity will need to be consolidated. This evaluation is based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact its economic performance. This amendment became effective as of January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This update expands the required disclosures regarding the credit quality of our financing receivables, how risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes (and reasons for the changes) in the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment and class. The disaggregation of information is based on the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. This update is effective for interim periods and fiscal years ending after December 15, 2010. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

Reclassifications

Certain amounts in prior years have been reclassified to conform to current year presentation.

3.	Real Property Acquisitions and Development

Senior Housing Operating Partnerships

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The transaction took advantage of the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). (See Note 18 for additional discussion of RIDEA.) The results of operations for this partnership have been included in our consolidated results of operations beginning as of September 1, 2010 and are a component of our senior housing and care segment. Consolidation is based on a combination of ownership interest and control of operational decision-making authority.

In conjunction with the formation of the partnership, we contributed $254,885,000 of cash and the 13 properties previously owned by us, and the partnership assumed the secured debt relating to these properties. Merrill Gardens contributed the remaining 25 properties to the partnership and the secured debt relating to these properties in exchange for their 20% interest in the partnership. The 13 properties are recorded at their historical carrying values and the noncontrolling interest was established based on such values. The difference between the fair value of the consideration received relating to these properties and the historical allocation of the 20% noncontrolling interest was recorded in capital in excess of par value. The total purchase price for the 25 communities acquired have been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with the Company’s accounting policies. Such allocations have not been finalized as we await final asset valuations and, as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at December 31, 2010 is preliminary and subject to adjustment. The 20% noncontrolling interest relating to the acquired 25 properties is also reflected at estimated fair value. The weighted average useful life of the acquired intangibles was 1.9 years. The following table presents the preliminary allocation of the purchase price to assets and liabilities assumed, based on their estimated fair values (in thousands):

Land and land improvements	$64,050
Buildings and improvements	476,817
Acquired lease intangibles	45,036
Cash and cash equivalents	4,777
Restricted cash	3,707
Receivables and other assets	13,459

Total assets acquired	607,846
Secured debt	234,431
Accrued expenses and other liabilities	3,316

Total liabilities assumed	237,747
Capital in excess of par	41,423
Noncontrolling interests	79,775

Net assets acquired	$248,901

Senior Star Partnership

During the three months ended December 31, 2010, we completed the formation of our partnership with Senior Star Living to own and operate a portfolio of nine combination senior housing and care communities located primarily in six states. We own a 90% partnership interest and Senior Star owns the remaining 10% interest and continues to manage the communities. The partnership owns and operates two communities previously owned by us and seven additional communities previously owned by Senior Star. The transaction took advantage of the structure authorized by RIDEA. (See Note 18 for additional discussion of RIDEA.) The results of operations for this partnership have been included in our consolidated results of operations beginning as of December 30, 2010 and are a component of our senior housing and care segment. Consolidation is based on a combination of ownership interest and control of operational decision-making authority.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with the formation of the partnership, we contributed $152,270,000 of cash and the two properties previously owned by us. Senior Star contributed the remaining seven properties to the partnership and the secured debt relating to these properties in exchange for their 10% interest in the partnership. The two properties are recorded at their historical carrying values and the noncontrolling interest was established based on such values. The difference between the fair value of the consideration received relating to these properties and the historical allocation of the 10% noncontrolling interest was recorded in capital in excess of par value. The total purchase price for the seven communities acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with the Company’s accounting policies. Such allocations have not been finalized as we await final asset valuations and, as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at December 31, 2010 is preliminary and subject to adjustment. The 10% noncontrolling interest relating to the acquired seven properties is also reflected at estimated fair value. The weighted average useful life of the acquired intangibles was 2.08 years. The following table presents the preliminary allocation of the purchase price to assets and liabilities assumed, based on their estimated fair values (in thousands):

Land and land improvements	$11,570
Buildings and improvements	210,094
Acquired lease intangibles	18,721
Cash and cash equivalents	3,756
Restricted cash	391
Receivables and other assets	940

Total assets acquired	245,472
Secured debt	70,736
Accrued expenses and other liabilities	3,533

Total liabilities assumed	74,269
Capital in excess of par	2,218
Noncontrolling interests	27,902

Net assets acquired	$141,083

The following unaudited pro forma consolidated results of operations have been prepared as if the senior housing operating partnerships had occurred as of January 1, 2009 based on the preliminary purchase price allocations discussed above. The pro forma results reflect the significant impact of the aforementioned RIDEA transactions on the Company’s consolidated revenues. Amounts are in thousands, except per share data:

	Year Ended December 31,
	2010	2009

Revenues	$794,492	$698,717
Income from continuing operations attributable to common stockholders	$56,031	$99,216
Income from continuing operations attributable to common stockholders per share:
Basic	$0.44	$0.87
Diluted	$0.44	$0.87

Strategic Medical Office Partnership

On December 31, 2010, we formed a strategic partnership with a national medical office building company (“MOBJV”) whereby the partnership invested in 17 medical office properties. We own a controlling interest in 11 properties and consolidate them. Consolidation is based on a combination of ownership interest and control of

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operational decision-making authority. We do not own a controlling interest in six properties and account for them under the equity method. Our investment in the strategic partnership provides us access to health systems and includes development and property management resources. The results of operations for this partnership have been included in our consolidated results of operations beginning as of December 31, 2010 and are a component of our medical facilities segment.

In conjunction with the formation of the partnership, we contributed $225,173,000 of cash, convertible preferred stock valued at $16,667,000, options valued at $2,721,000 and a note payable of $8,333,000 with an interest rate of 6%. MOBJV contributed the properties to the partnership and the secured debt relating to these properties in exchange for their ownership interest in the partnership. The partnership contains certain contingent consideration arrangements ranging from $0 to $35,008,000. Amounts to be paid are contingent upon certain occupancy and development project performance thresholds. Of this amount, we recognized $19,453,000 as an estimate of additional purchase consideration based on the probability amounts will be paid by the expiration date of the commitments. Of the remaining $15,555,000 that was not recognized, $12,500,000 would be required to be settled in the Company’s common stock if certain performance thresholds, which we did not deem probable, are met. The total purchase price for the assets acquired by the partnership has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with the Company’s accounting policies. Goodwill represents the future development pipeline expected to be generated by the principles. Cash flows from this future pipeline are expected to come from development activities and the ability to perform the management functions at the assets after the properties are developed. Such allocations have not been finalized as we await final asset valuations and, as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at December 31, 2010 is preliminary and subject to adjustment. The noncontrolling interest relating to the properties is also reflected at estimated fair value. The weighted average useful life of the acquired intangibles was 26.2 years. The following table presents the preliminary allocation of the purchase price to assets and liabilities assumed, based on their estimated fair values (in thousands):

Land and land improvements	$10,240
Buildings and improvements	171,014
Acquired lease intangibles	41,519
Investment in unconcolidated joint venture	21,321
Goodwill	51,207
Other acquired intangibles	43,439
Cash and cash equivalents	3,873
Restricted cash	107
Receivables and other assets	5,390

Total assets acquired	348,110
Secured debt	61,664
Below market lease intangibles	4,189
Accrued expenses and other liabilities	26,848

Total liabilities assumed	92,701
Redeemable noncontrolling interests	4,553
Preferred stock	16,667
Capital in excess of par	2,721
Noncontrolling interests	6,295

Net assets acquired	$225,173

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Property Investment Activity

The following is a summary of our real property investment activity for the periods presented (in thousands):

	Year Ended
	December 31, 2010			December 31, 2009			December 31, 2008
	Senior			Senior			Senior
	Housing	Medical		Housing	Medical		Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals	and Care	Facilities	Totals

Real property acquisitions:
Senior housing — operating	$816,000		$816,000			$—			$—
Senior housing — triple net(1)	1,011,229		1,011,229			—	$113,790		113,790
Skilled nursing facilities	17,300		17,300	$11,650		11,650	11,360		11,360
Hospitals			—		$20,500	20,500		$196,303	196,303
Medical office buildings		$626,414	626,414		35,523	35,523		121,809	121,809
Land parcels		4,300	4,300			—	10,000		10,000

Total acquisitions	1,844,529	630,714	2,475,243	11,650	56,023	67,673	135,150	318,112	453,262
Less: Assumed debt	(389,253)	(170,255)	(559,508)			—			—
Assumed other items, net	(171,389)	(36,925)	(208,314)			—		(1,899)	(1,899)

Cash disbursed for acquisitions	1,283,887	423,534	1,707,421	11,650	56,023	67,673	135,150	316,213	451,363
Construction in progress additions:
Senior housing — triple net	85,993		85,993	310,310		310,310	419,622		419,622
Skilled nursing facilities	—		—	23,262		23,262	29,429		29,429
Hospitals		123,033	123,033		113,907	113,907		77,642	77,642
Medical office buildings		129,561	129,561		107,853	107,853		93,907	93,907

Total construction in progress additions	85,993	252,594	338,587	333,572	221,760	555,332	449,051	171,549	620,600
Less: Capitalized interest	(6,396)	(13,924)	(20,320)	(28,474)	(12,495)	(40,969)	(20,312)	(4,717)	(25,029)
Capitalized other	—	—	—			—	(119)		(119)
Accruals(2)	—	(11,435)	(11,435)		(21,466)	(21,466)			—

Cash disbursed for construction in progress	79,597	227,235	306,832	305,098	187,799	492,897	428,620	166,832	595,452
Capital improvements to existing properties	23,568	36,355	59,923	18,326	20,063	38,389	13,329	12,232	25,561

Total cash invested in real property	$1,387,052	$687,124	$2,074,176	$335,074	$263,885	$598,959	$577,099	$495,277	$1,072,376

(1)	Includes $612,598,000 acquisition of a portfolio of 19 senior housing facilities that closed in December 2010 .The allocation of the purchase consideration is preliminary and subject to adjustment.
(2)	Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the period noted above.

The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

	Year Ended
	December 31, 2010			December 31, 2009			December 31, 2008
	Senior			Senior			Senior
	Housing	Medical		Housing	Medical		Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals	and Care	Facilities	Totals

Development projects:
Senior housing facilities	$273,034		$273,034	$505,137		$505,137	$190,044		$190,044
Skilled nursing facilities	—		—	45,367		45,367	16,918		16,918
Hospitals		$96,829	96,829			—		$35,151	35,151
Medical office buildings		65,547	65,547		$183,127	183,127		11,823	11,823

Total development projects	273,034	162,376	435,410	550,504	183,127	733,631	206,962	46,974	253,936
Expansion projects	3,216	—	3,216	4,288	—	4,288	40,954	—	40,954

Total construction in progress conversions	$276,250	$162,376	$438,626	$554,792	$183,127	$737,919	$247,916	$46,974	$294,890

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transaction costs for the year ended December 31, 2010 primarily represent costs incurred with the senior housing operating partnerships (including due diligence costs, fees for legal and valuation services, and termination of pre-existing relationships computed based on the fair value of the assets acquired), lease termination fees and costs incurred in connection with the new property acquisitions.

We purchased $23,097,000 of real property that had previously been financed by the Company with loans in 2008. This non-cash activity is appropriately not reflected in the accompanying statements of cash flows.

At December 31, 2010, future minimum lease payments receivable under operating leases (excluding properties in our senior housing operating partnerships) are as follows (in thousands):

2011	$610,295
2012	604,731
2013	591,676
2014	538,787
2015	526,783
Thereafter	3,403,370

Totals	$6,275,642

4.	Real Estate Intangibles

The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	December 31, 2010	December 31, 2009

Assets:
In place lease intangibles	$182,030	$74,198
Above market tenant leases	24,089	10,232
Below market ground leases	46,992	39,806
Lease commissions	4,968	3,154

Gross historical cost	258,079	127,390
Accumulated amortization	(49,145)	(29,698)

Net book value	$208,934	$97,692

Weighted-average amortization period in years	18.2	30.0
Liabilities:
Below market tenant leases	$57,261	$22,961
Above market ground leases	5,020	4,084

Gross historical cost	62,281	27,045
Accumulated amortization	(15,992)	(10,478)

Net book value	$46,289	$16,567

Weighted-average amortization period in years	14.0	12.1

5.	Dispositions, Assets Held for Sale and Discontinued Operations

During the year ended December 31, 2008, we sold 38 properties for net gains of $163,933,000. At December 31, 2008, we had 15 medical facilities that were held for sale and we recorded an impairment charge

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $32,648,000 to reduce the carrying values of certain properties to their estimated fair values less costs to sell. During the year ended December 31, 2009, we sold 36 properties for net gains of $43,394,000. At December 31, 2009, we had two skilled nursing facilities and eight medical facilities held for sale and recorded an impairment charge of $25,223,000 to reduce the medical office buildings to their estimated fair values less costs to sell. In determining the fair value of the held for sale properties, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates. During the year ended December 31, 2010, we sold 38 properties, including seven of the held for sale medical facilities, for net gains of $36,115,000. At December 31, 2010, we had one medical facility and 16 senior housing facilities that satisfied the requirements for held for sale treatment and such properties were properly recorded at the lesser of their estimated fair values less costs to sell or carrying values. During the year ended December 31, 2010, we recorded an impairment charge of $947,000 related to two of the held for sale medical facilities to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Year Ended
	December 31, 2010			December 31, 2009			December 31, 2008
	Senior			Senior			Senior
	Housing	Medical		Housing	Medical		Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals	and Care	Facilities	Totals

Real property dispositions:
Senior housing facilities	$3,438	$	$3,438	$55,320	$	$55,320	$163,622	$	$163,622
Skilled nursing facilities	166,852		166,852	45,835		45,835	6,290		6,290
Hospitals		—	—		40,841	40,841		8,735	8,735
Medical office buildings		14,092	14,092		44,717	44,717		6,781	6,781
Land parcels		—	—			—	73		73

Total dispositions	170,290	14,092	184,382	101,155	85,558	186,713	169,985	15,516	185,501
Add: Gain (loss) on sales of real property	36,274	(159)	36,115	32,084	11,310	43,394	151,457	12,476	163,933
LandAmerica settlement	—	—	—			—	2,500		2,500
Extinguishment of other assets (liabilities)	—	—	—			—		(116)	(116)
Seller financing on sales of real property	—	(1,470)	(1,470)		(6,100)	(6,100)	(59,649)	(5,122)	(64,771)

Proceeds from real property sales	$206,564	$12,463	$219,027	$133,239	$90,768	$224,007	$264,293	$22,754	$287,047

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with these proceedings, we incurred approximately $500,000 in expenses. The settlement payment and expenses were recorded as reductions of gains on sales in 2008.

We have reclassified the income and expenses attributable to all properties sold prior to or held for sale at December 31, 2010 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Year Ended December 31,
	2010	2009	2008

Revenues:
Rental income	$21,986	$42,492	$68,240
Other income	—	8,059	—
Expenses:
Interest expense	3,852	7,655	15,783
Property operating expenses	3,345	3,069	3,995
Provision for depreciation	5,425	14,195	24,909

Income (loss) from discontinued operations, net	$9,364	$25,632	$23,553

6.	Real Estate Loans Receivable

The following is a summary of our real estate loans receivable (in thousands):

	December 31,
	2010	2009

Mortgage loans	$109,283	$74,517
Other real estate loans	327,297	352,846

Totals	$436,580	$427,363

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Year Ended
	December 31, 2010			December 31, 2009			December 31, 2008
	Senior			Senior			Senior
	Housing	Medical		Housing	Medical		Housing	Medical
	and Care	Facilities	Totals	and Care	Facilities	Totals	and Care	Facilities	Totals

Advances on real estate loans receivable:
Investments in new loans	$9,742	$41,644	$51,386	$20,036	$—	$20,036	$121,493	$—	$121,493
Draws on existing loans	46,113	1,236	47,349	52,910	1,471	54,381	21,265	—	21,265

Sub-total	55,855	42,880	98,735	72,946	1,471	74,417	142,758	—	142,758
Less: Seller financing on property sales	—	(1,470)	(1,470)	—	—	—	(59,649)	—	(59,649)

Net cash advances on real estate loans	55,855	41,410	97,265	72,946	1,471	74,417	83,109	—	83,109
Receipts on real estate loans receivable:
Loan payoffs	5,619	6,233	11,852	61,659	32,197	93,856	8,815	—	8,815
Principal payments on loans	24,203	7,440	31,643	15,890	2,033	17,923	9,354	—	9,354

Total receipts on real estate loans	29,822	13,673	43,495	77,549	34,230	111,779	18,169	—	18,169

Net advances (receipts) on real estate loans	$26,033	$27,737	$53,770	$(4,603)	$(32,759)	$(37,362)	$64,940	$—	$64,940

The following is a summary of the allowance for losses on loans receivable for the periods presented (in thousands):

	Year Ended December 31,
	2010	2009	2008

Balance at beginning of year	$5,183	$7,500	$7,406
Provision for loan losses	29,684	23,261	94
Charge-offs	(33,591)	(25,578)	—

Balance at end of year	$1,276	$5,183	$7,500

As a result of our quarterly evaluations, we recorded $29,684,000 of provision for loan losses during the year ended December 31, 2010. This amount includes the write-off of loans totaling $33,591,000 primarily related to certain early stage senior housing and CCRC development projects. These related to three separate borrowers where new factors arose that, under the circumstances, resulted in the determination to record the write-offs. This was offset by a net reduction of the allowance balance by $3,907,000, resulting in an allowance for loan losses of $1,276,000 relating to real estate loans with outstanding balances of $9,691,000, all of which were on non-accrual status at December 31, 2010.

During the quarter ended September 30, 2010, we received title to a parcel of land and an equity interest in satisfaction of certain loans outstanding with a combined balance of $38,848,000. For balance sheet purposes, the land parcel is recorded as land and the equity interest is accounted for as an equity method investment (in our senior housing and care segment), the amounts of which were recorded at their estimated fair values at the transaction dates. The equity interest is in an entity deemed to be a VIE, however, we have determined that we are not the primary beneficiary as we do not have the ability to direct and influence the activities that most significantly impact the entity’s economic performance. Our exposure to loss is limited to the recorded equity investment balance of $29,578,000.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of our loan impairments (in thousands):

	Year Ended December 31,
	2010	2009	2008

Balance of impaired loans at end of year	$9,691	$67,126	$72,770
Allowance for loan losses	1,276	5,183	7,500

Balance of impaired loans not reserved	$8,415	$61,943	$65,270

Average impaired loans for the year	$38,409	$69,948	$36,785
Interest recognized on impaired loans(1)	103	530	3,288

(1)	Represents interest recognized prior to placement on non-accrual status.

7.	Investments in Unconsolidated Joint Ventures

During the six months ended June 30, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). We acquired a 49% interest in a seven-building life science campus located in University Park in Cambridge, MA, which is immediately adjacent to the campus of the Massachusetts Institute of Technology. Six buildings closed on February 22, 2010 and the seventh closed on June 30, 2010. The portfolio is 100% leased.

In connection with these transactions, we invested $174,692,000 of cash which is recorded as an equity investment on the balance sheet. Our share of the non-recourse secured debt assumed by the joint venture was approximately $156,729,000 with weighted-average interest rates of 7.1%. The results of operations for these properties have been included in our consolidated results of operations from the date of acquisition by the joint venture and are reflected in our income statement as income from unconsolidated joint ventures. The aggregate remaining unamortized basis difference of our investment in this joint venture of $15,141,000 at December 31, 2010 is primarily attributable to real estate and related intangible assets and will be amortized over the life of the related properties and included in the reported amount of income from unconsolidated joint ventures.

In addition, on December 31, 2010, we entered into a strategic joint venture relationship with a national medical office building company. See Note 3 for additional information.

8.	Customer Concentration

The following table summarizes certain information about our customer concentration as of December 31, 2010 (dollars in thousands):

	Number of	Total	Percent of
	Properties	Investment(2)	Investment(3)

Concentration by investment:(1)
Merrill Gardens LLC	38	$732,211	9%
Brandywine Senior Living, LLC	19	612,598	7%
Senior Living Communities, LLC	12	595,223	7%
Senior Star Living	10	464,062	5%
Brookdale Senior Living, Inc.	86	334,946	4%
Remaining portfolio	518	5,853,069	68%

Totals	683	$8,592,109	100%

(1)	All of our top five customers are in our senior housing and care segment.

(2)	Excludes our share of unconsolidated joint venture investments. Please see Note 7 for additional information.

(3)	Investments with our top five customers comprised 24% of total investments at December 31, 2009.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Borrowings Under Line of Credit Arrangement and Related Items

At December 31, 2010, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1,150,000,000, which is scheduled to expire on August 6, 2012. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.87% at December 31, 2010). The applicable margin is based on certain of our debt ratings and was 0.6% at December 31, 2010. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.15% at December 31, 2010. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement.

The following information relates to aggregate borrowings under the unsecured line of credit arrangement for the periods presented (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008

Balance outstanding at quarter end	$300,000	$140,000	$570,000
Maximum amount outstanding at any month end	$560,000	$559,000	$744,000
Average amount outstanding (total of daily principal balances divided by days in period)	$268,762	$241,463	$500,561
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	1.48%	1.92%	3.77%

10.	Senior Unsecured Notes and Secured Debt

We have $3,034,949,000 of senior unsecured notes with annual stated interest rates ranging from 3.00% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $3,064,930,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 11 for further discussion regarding derivative instruments.

During the three months ended December 31, 2006, we issued $345,000,000 of 4.75% senior unsecured convertible notes due December 2026, generating net proceeds of $337,517,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 20.8833 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $47.89 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2011, December 1, 2016 and December 1, 2021, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. During the three months ended March 31, 2009, we extinguished $5,000,000 of these notes and recognized a gain of $446,000. During the six months ended June 30, 2010, we extinguished $214,412,000 of these notes, recognized a loss of $8,837,000 and paid $18,552,000 to reacquire the equity component of convertible debt. As of December 31, 2010, we had $125,588,000 of these notes outstanding.

In July 2007, we issued $400,000,000 of 4.75% senior unsecured convertible notes due July 2027, generating net proceeds of $388,943,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of our common stock at an initial conversion rate of 20.0000 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $50.00 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of July 15, 2012, July 15, 2017 and July 15, 2022, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unpaid interest. During the three months ended March 31, 2009, we extinguished $5,000,000 of these notes and recognized a gain of $594,000. During the six months ended June 30, 2010, we extinguished $226,914,000 of these notes, recognized a loss of $16,235,000 and paid $21,062,000 to reacquire the equity component of convertible debt. As of December 31, 2010, we had $168,086,000 of these notes outstanding.

During the twelve months ended December 31, 2010, we issued $494,403,000 of 3.00% senior unsecured convertible notes due December 2029, generating net proceeds of $486,084,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 19.5064 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $51.27 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2014, December 1, 2019 and December 1, 2024, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. In connection with this issuance, we recognized $29,925,000 of equity component of convertible debt.

During the year ended December 31, 2009, we extinguished $183,147,000 of senior unsecured notes with a weighted-average interest rate of 7.82% and recognized losses of $19,269,000. During the three months ended June 30, 2010, we issued $450,000,000 of 6.125% senior unsecured notes due 2020 with net proceeds of $446,328,000. During the three months ended September 30, 2010, we issued $450,000,000 of 4.70% senior unsecured notes due 2017 with net proceeds of $445,768,000. During the three months ended December 31, 2010, we issued $450,000,000 of 4.95% senior unsecured notes due 2021 with net proceeds of $443,502,000.

We have secured debt totaling $1,125,906,000, collateralized by owned properties, with annual interest rates ranging from 3.01% to 8.74%. The carrying amounts of the secured debt represent the par value of $1,133,715,000 adjusted for any unamortized fair value adjustments. The carrying values of the properties securing the debt totaled $2,054,820,000 at December 31, 2010. During the year ended December 31, 2010, we issued $157,156,000 of first mortgage loans principal with a rate of 5.45% secured by 15 properties. During the year ended December 31, 2010, we assumed $564,657,000 of first mortgage loans principal with an average rate of 6.06% secured by 60 properties. During the year ended December 31, 2010, we extinguished $194,493,000 of first mortgage loans principal with an average rate of 6.07% and recognized a loss of $9,099,000. During the year ended December 31, 2009, we extinguished 20 secured debt loans totaling $81,715,000 with a weighted-average interest rate of 7.21% and recognized extinguishment losses of $5,838,000. During the year ended December 31, 2008, we extinguished eight secured debt loans totaling $50,475,000 with a weighted-average interest rate of 6.67% and recognized extinguishment gains of $2,094,000.

We adopted FASB Accounting Standards Codification (“ASC”) topic for Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“Convertible Debt Guidance”), effective January 1, 2009. It provides guidance on accounting for convertible debt that may be settled in cash upon conversion. It requires bifurcation of the convertible debt instrument into a debt component and an equity component. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature. The difference between the contractual principal on the debt and the value allocated to the debt is recorded as an equity component and represents the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value is amortized to interest expense using the effective interest method over the period used to estimate the fair value.

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2010, we were in compliance with all of the covenants under our debt agreements.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, the annual principal payments due on these debt obligations are as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1)	Debt(1)	Totals

2011	$—	$24,048	$24,048
2012	76,853	91,979	168,832
2013	300,000	85,508	385,508
2014	—	188,009	188,009
2015	250,000	150,311	400,311
Thereafter	2,438,077	593,860	3,031,937

Totals	$3,064,930	$1,133,715	$4,198,645

(1)	Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

11.	Derivative Instruments

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to manage the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. Derivatives are recorded at fair value on the balance sheet as assets or liabilities. The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values of our derivatives are estimated by pricing models that consider the forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

The following is a summary of the fair value of our derivative instruments (dollars in thousands):

		Fair Value
	Balance Sheet	December 31,	December 31,
	Location	2010	2009

Cash flow hedge interest rate swaps	Other liabilities	$482	$2,381

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the impact of derivative instruments on the statement of operations and OCI for the periods presented (dollars in thousands):

		Year Ended
		December 31,	December 31,	December 31,
	Location	2010	2009	2008

Gain (loss) on interest rate swap recognized in OCI (effective portion)	n/a	$(10,307)	$(3,513)	$7,669
Gain (loss) reclassified from AOCI into income (effective portion)	Interest expense	(2,244)	(971)	(160)
Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Realized loss	—	—	(23,393)

On August 7, 2009, we entered into an interest rate swap (the “August 2009 Swap”) for a total notional amount of $52,198,000 to hedge seven years of interest payments associated with long-term LIBOR based borrowings. This swap was terminated on September 30, 2010 for a cash payment of $6,645,000 which has been deferred and included as a component of accumulated other comprehensive income. The effective portion is being amortized over the remaining term of the original swap as an adjustment to the yield on our LIBOR-based debt. The August 2009 Swap had an effective date of August 12, 2009 and a maturity date of September 1, 2016. The August 2009 Swap had the economic effect of fixing $52,198,000 at 3.93% plus a credit spread for seven years. The August 2009 Swap had been designated as a cash flow hedge and we expected it to be highly effective at offsetting changes in cash flows of interest payments on $52,198,000 of long-term debt due to changes in the LIBOR swap rate.

On September 28, 2009, we entered into an interest rate swap (the “September 2009 Swap”) for a total notional amount of $48,155,000 to hedge seven years of interest payments associated with long-term LIBOR based borrowings. This swap was terminated on September 30, 2010 for a cash payment of $4,365,000 which has been deferred and included as a component of accumulated other comprehensive income. The effective portion is being amortized over the remaining term of the original swap as an adjustment to the yield on our LIBOR-based debt. The September 2009 Swap had an effective date of September 30, 2009 and a maturity date of October 1, 2016. The September 2009 Swap had the economic effect of fixing $48,155,000 at 3.2675% plus a credit spread for seven years. The September 2009 Swap had been designated as a cash flow hedge and we expected it to be highly effective at offsetting changes in cash flows of interest payments on $48,155,000 of long-term debt due to changes in the LIBOR swap rate.

On December 31, 2010, we assumed an interest rate swap (the “December 2010 Swap”) for a total notional amount of $12,650,000 to hedge interest payments associated with long-term LIBOR based borrowings. The December 2010 Swap has an effective date of December 31, 2010 and a maturity date of December 31, 2013. The December 2010 Swap has the economic effect of fixing $12,650,000 at 5.50% plus a credit spread through the swap’s maturity. In January 2011, the December 2010 Swap was designated as a cash flow hedge and we expect it to be highly effective at offsetting changes in cash flows of interest payments on $12,650,000 of long-term debt due to changes in the LIBOR swap rate.

During the year ended December 31, 2008, we recognized a realized loss on derivatives of $23,393,000 related to forward-starting interest rate swaps that were in place to hedge future debt issuances when the timing of those issuances was revised.

Fair Value Hedges

For derivative instruments that are designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged risk are recognized in current earnings. There were no outstanding fair value hedges at December 31, 2010 or December 31, 2009.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

We have two outstanding letters of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation to provide the letters of credit terminates in 2013. At December 31, 2010, our obligation under the letters of credit was $4,200,000.

We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide liability and property insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2013. At December 31, 2010, our obligation under the letter of credit was $1,000,000.

We have an outstanding letter of credit issued for the benefit of a city in Wisconsin that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a property. Our obligation to provide the letter of credit terminates in October 2013. At December 31, 2010, we had an obligation to provide a letter of credit in the amount of $215,000.

We have an outstanding letter of credit issued for the benefit of a village in Illinois that secures the completion, installation and maintenance of certain public improvements by one of our partnerships in connection with the development of a property. Our obligation to provide the letter of credit terminates in August 2011. At December 31, 2010, our obligation under the letter of credit was $67,932.

At December 31, 2010, we had outstanding construction in process of $356,793,000 for leased properties and were committed to providing additional funds of approximately $268,055,000 to complete construction. At December 31, 2010, we had contingent purchase obligations totaling $33,613,000. These contingent purchase obligations relate to unfunded capital improvement obligations. Rents due from the tenant are increased to reflect the additional investment in the property.

We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.” A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. One lease related to a senior housing facility contains a bargain purchase option and has been classified as a capital lease. At December 31, 2010, we had operating lease obligations of $230,189,000 relating to certain ground leases and company office space. We incurred rental expense relating to company office space of $1,280,000, $1,138,000 and $1,452,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At December 31, 2010, aggregate future minimum rentals to be received under these noncancelable subleases totaled $32,329,000.

At December 31, 2010, future minimum lease payments due under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases(1)

2011	$5,380	$604
2012	5,454	622
2013	5,158	640
2014	5,181	660
2015	5,189	8,425
Thereafter	203,827	—

Totals	$230,189	$10,951

(1)	Related assets of $17,815,000 recorded in real property.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Stockholders’ Equity

The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	December 31, 2010	December 31, 2009

Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	11,349,854	11,474,093
Outstanding shares	11,349,854	11,474,093
Common Stock, $1.00 par value:
Authorized shares	225,000,000	225,000,000
Issued shares	147,381,191	123,583,242
Outstanding shares	147,097,381	123,385,317

Preferred Stock.  During the year ended December 31, 2008, certain holders of our Series G Cumulative Convertible Preferred Stock converted 1,362,887 shares into 975,397 shares of our common stock, leaving 441,313 of such shares outstanding at December 31, 2008. During the year ended December 31, 2009, certain holders of our Series G Cumulative Convertible Preferred Stock converted 41,600 shares into 29,771 shares of our common stock, leaving 399,713 of such shares outstanding at December 31, 2009. During the nine months ended September 30, 2010, certain holders of our Series G Cumulative Convertible Preferred Stock converted 394,200 shares into 282,078 shares of our common stock, leaving 5,513 of such shares outstanding which were redeemed by us on September 30, 2010. During the three months ended September 30, 2010, the holder of our Series E Cumulative Convertible and Redeemable Preferred Stock converted 74,380 shares into 56,935 shares of our common stock, leaving no such shares outstanding at December 31, 2010.

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

During the three months ended December 31, 2010, we issued 349,854 shares of 6.00% Series H Cumulative Convertible and Redeemable Preferred Stock in connection with a business combination. These shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after December 31, 2015. See Note 3 for additional information.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock.  The following is a summary of our common stock issuances during the periods indicated (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

March 2008 public issuance	3,000,000	$41.44	$124,320	$118,555
July 2008 public issuance	4,600,000	44.50	204,700	193,157
September 2008 public issuance	8,050,000	48.00	386,400	369,699
2008 Dividend reinvestment plan issuances	1,546,074	43.37	67,055	67,055
2008 Equity shelf program issuances	794,221	39.28	31,196	30,272
2008 Option exercises	118,895	29.83	3,547	3,547

2008 Totals	18,109,190		$817,218	$782,285

February 2009 public issuance	5,816,870	$36.85	$214,352	$210,880
September 2009 public issuance	9,200,000	40.40	371,680	356,554
2009 Dividend reinvestment plan issuances	1,499,497	37.22	55,818	55,818
2009 Equity shelf program issuances	1,952,600	40.69	79,447	77,605
2009 Option exercises	96,166	38.23	3,676	3,676

2009 Totals	18,565,133		$724,973	$704,533

September 2010 public issuance	9,200,000	$45.75	$420,900	$403,921
December 2010 public issuance	11,500,000	43.75	503,125	482,448
2010 Dividend reinvestment plan issuances	1,957,364	43.95	86,034	86,034
2010 Equity shelf program issuances	431,082	44.94	19,371	19,013
2010 Option exercises	129,054	31.17	4,022	4,022

2010 Totals	23,217,500		$1,033,452	$995,438

Dividends.  The following is a summary of our dividend payments (dollars in thousands, except per share amounts):

	Year Ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Per Share	Amount	Per Share	Amount	Per Share	Amount

Common Stock	$2.74000	$348,578	$2.72000	$311,760	$2.70000	$253,659
Series D Preferred Stock	1.96875	7,875	1.96875	7,875	1.96875	7,875
Series E Preferred Stock	1.12500	94	1.50000	112	1.50000	112
Series F Preferred Stock	1.90625	13,344	1.90625	13,344	1.90625	13,344
Series G Preferred Stock	1.40640	332	1.87500	748	1.87500	1,870

Totals		$370,223		$333,839		$276,860

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

The following is a summary of accumulated other comprehensive income/(loss) as of the dates indicated (in thousands):

	December 31, 2010	December 31, 2009

Unrecognized gains (losses) on cash flow hedges	$(9,969)	$(1,907)
Unrecognized gains (losses) on equity investments	(497)	(550)
Unrecognized actuarial gains (losses)	(633)	(434)

Totals	$(11,099)	$(2,891)

The following is a summary of comprehensive income/(loss) for the periods indicated (in thousands):

	Year Ended December 31,
	2010	2009	2008

Unrecognized gains (losses) on cash flow hedges	$(8,063)	$(2,542)	$7,829
Unrecognized gains (losses) on equity investments	54	487	(846)
Unrecognized actuarial gains (losses)	(199)	277	(715)

Total other comprehensive income (loss)	(8,208)	(1,778)	6,268
Net income attributable to controlling interests	128,527	193,269	283,299

Comprehensive income attributable to controlling interests	120,319	191,491	289,567
Net and comprehensive income (loss) attributable to noncontrolling interests	357	(342)	126

Total comprehensive income	$120,676	$191,149	$289,693

Other Equity

Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $1,634,000, $1,629,000 and $1,503,000 for the year ended December 31, 2010, 2009 and 2008, respectively.

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Dividend yield(1)	6.28%	7.35%	6.47%
Expected volatility	34.08%	29.40%	20.50%
Risk-free interest rate	3.23%	2.33%	3.42%
Expected life (in years)	7.0	7.0	6.5
Weighted-average fair value(1)	$7.82	$4.38	$6.25

(1)	Certain options granted to employees in 2008 include dividend equivalent rights. The fair value of options with DERs also includes the net present value of projected future dividend payments over the expected life of the option discounted at the dividend yield rate.

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

Option Award Activity

The following table summarizes information about stock option activity for the twelve months ended December 31, 2010:

	Year Ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Number		Number		Number
	of Shares	Weighted Average	of Shares	Weighted Average	of Shares	Weighted Average
Stock Options	(000’s)	Exercise Price	(000’s)	Exercise Price	(000’s)	Exercise Price

Options at beginning of year	1,062	$37.71	817	$38.29	637	$35.54
Options granted	280	43.29	366	37.00	307	40.83
Options exercised	(129)	33.58	(96)	38.22	(119)	29.83
Options terminated	(6)	37.82	(25)	44.50	(8)	42.00

Options at end of period	1,207	$39.45	1,062	$37.71	817	$38.29

Options exercisable at end of period	440	$37.76	388	$35.85	281	$33.94
Weighted average fair value of options granted during the period		$7.82		$4.38		$6.25

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
Range of Per	Number	Weighted	Average	Number	Weighted	Average
Share Exercise	Outstanding	Average	Remaining	Exercisable	Average	Remaining
Prices	(Thousands)	Exercise Price	Contract Life	(Thousands)	Exercise Price	Contract Life

$20-$30	31	$25.67	2.7	31	$25.67	2.7
$30-$40	575	36.70	7.5	264	36.38	5.9
$40+	601	42.80	8.8	145	42.90	7.6

Totals	1,207	$39.45	8.0	440	$37.76	6.2

Aggregate intrinsic value	$9,892,000			$4,344,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at December 31, 2010. During the years ended December 31, 2010, 2009 and 2008, the aggregate intrinsic value of options exercised under our stock incentive plans was $1,798,000, $737,000 and $2,042,000, respectively (determined as of the date of option exercise). Cash received from option exercises under our stock incentive plans was $4,022,000, $3,676,000 and $3,547,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was approximately $2,935,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of December 31, 2010, there was approximately $8,010,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.

The following table summarizes information about non-vested stock incentive awards as of December 31, 2010 and changes for the twelve months ended December 31, 2010:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value

Non-vested at December 31, 2009	675	$5.44	405	$40.26
Vested	(181)	5.91	(232)	42.02
Granted	280	7.82	249	43.28
Terminated	(6)	7.06	(2)	38.07

Non-vested at December 31, 2010	768	$6.19	420	$41.09

We adopted the fair value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method. Currently, we use the Black-Scholes-Merton option pricing model to estimate the value of stock option grants and expect to continue to use this acceptable option valuation model. We recognize compensation cost for share-based grants on a straight-line basis through the date the awards become fully vested or to the retirement eligible date, if sooner. Compensation cost totaled $11,823,000, $9,633,000 and $8,530,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008

Numerator for basic and diluted earnings per share — net income attributable to
common stockholders	$106,882	$171,190	$260,098

Denominator for basic earnings per share — weighted average shares	127,656	114,207	93,732
Effect of dilutive securities:
Employee stock options	125	—	82
Non-vested restricted shares	420	405	443
Convertible senior unsecured notes	7	—	52

Dilutive potential common shares	552	405	577

Denominator for diluted earnings per share — adjusted weighted average shares	128,208	114,612	94,309

Basic earnings per share	$0.84	$1.50	$2.77

Diluted earnings per share	$0.83	$1.49	$2.76

The diluted earnings per share calculations exclude the dilutive effect of 280,000, 351,000 and 0 stock options for the years ended December 31, 2010, 2009 and 2008, respectively, because the exercise prices were more than the average market price. The outstanding convertible senior unsecured notes were not included in the 2009 calculations as the effect of the conversions into common stock was anti-dilutive for that period. The Series H Cumulative Convertible and Redeemable Preferred Stock issued in 2010 were excluded from the calculation for 2010 as the effect of the conversions was anti-dilutive.

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

Available-for-sale Equity Investments — Available-for-sale equity investments are recorded at their fair value based on publicly available trading prices.

Borrowings Under Unsecured Lines of Credit Arrangements — The carrying amount of the unsecured line of credit arrangement approximates fair value because the borrowings are interest rate adjustable.

Senior Unsecured Notes — The fair value of the senior unsecured notes payable was estimated based on publicly available trading prices.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Mortgage loans receivable	$109,283	$111,255	$74,517	$74,765
Other real estate loans receivable	327,297	333,003	352,846	354,429
Available-for-sale equity investments	1,103	1,103	5,816	5,816
Cash and cash equivalents	131,570	131,570	35,476	35,476
Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$300,000	$300,000	$140,000	$140,000
Senior unsecured notes	3,034,949	3,267,638	1,653,027	1,762,129
Secured debt	1,125,906	1,178,081	620,995	623,266
Interest rate swap agreements	482	482	2,381	2,381

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

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

	Fair Value Measurements as of
	December 31, 2010
	Total	Level 1	Level 2	Level 3

Available-for-sale equity investments(1)	$1,103	$1,103	$—	$—
Assets held for sale(2)	23,441	—	23,441	—
Interest rate swap agreements(3)	(482)	—	(482)	—

Totals	$24,062	$1,103	$22,959	$—

(1)	Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Please see Note 5 for additional information.

(3)	Please see Note 11 for additional information.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include assets acquired and liabilities assumed in business combinations (see Note 3) and asset impairments (see Note 5 for impairments of real property and Note 6 for impairments of loans receivable). We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, we have determined that each of these fair value measurements generally reside within Level 3 of the fair value hierarchy. We estimate the fair value of real estate using unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value.

17.	Segment Reporting

We invest in senior housing and health care real estate. We evaluate our business and make resource allocations on our two business segments — senior housing and care and medical facilities. Our primary senior housing and care properties include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and combinations thereof. Under the senior housing and care segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single tenant properties. Excluding our senior housing operating partnerships (please see Note 3 for additional information), properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our primary medical facility properties include medical office buildings, hospitals and life science buildings. Our medical office buildings are typically leased to multiple tenants and generally require a certain level of property management. Our hospital investments are structured similar to our senior housing and care investments. Our life science investments represent investments in an unconsolidated joint venture (see Note 7 for additional information). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (in Note 2 to our audited consolidated financial statements). There are no intersegment sales or transfers. We evaluate performance based upon net operating income of the combined properties in each segment. Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income.

Summary information for the reportable segments during the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands and includes amounts from discontinued operations):

						Property	Net	Real Estate
	Rental	Resident Fees	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income	and Services	Income	Income	Revenues	Expenses	Income(1)	Amortization	Expense	Assets

Year Ended December 31, 2010
Senior housing and care	$382,904	$51,006	$36,176	$3,386	$473,472	$32,621	$440,851	$126,717	$22,905	$5,837,312
Medical facilities(2)	220,506	—	4,679	985	226,170	53,844	172,326	75,826	24,926	3,389,441
Non-segment/Corporate	—	—	—	2,874	2,874	—	2,874	—	113,129	224,981

	$603,410	$51,006	$40,855	$7,245	$702,516	$86,465	$616,051	$202,543	$160,960	$9,451,734

Year Ended December 31, 2009
Senior housing and care	$358,109	$—	$35,945	$5,309	$399,363	$—	$399,363	$101,300	$12,622	$4,135,065
Medical facilities	181,802	—	4,940	9,368	196,110	48,965	147,145	63,623	20,584	2,140,044
Non-segment/Corporate	—	—	—	1,170	1,170	—	1,170	—	76,566	92,077

	$539,911	$—	$40,885	$15,847	$596,643	$48,965	$547,678	$164,923	$109,772	$6,367,186

Year Ended December 31, 2008
Senior housing and care	$345,053	$—	$35,143	$5,994	$386,190	$—	$386,190	$98,675	$7,176
Medical facilities	177,128	—	4,920	2,835	184,883	46,629	138,254	64,370	21,828
Non-segment/Corporate	—	—	—	1,692	1,692	—	1,692	—	112,055

	$522,181	$—	$40,063	$10,521	$572,765	$46,629	$526,136	$163,045	$141,059

(1)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

(2)	Excludes income and expense amounts related to our life science buildings held in an unconsolidated joint venture. Please see Note 7 for additional information.

18.	Income Taxes and Distributions

To qualify as a real estate investment trust for federal income tax purposes, at least 90% of taxable income (excluding 100% of net capital gains) must be distributed to stockholders. Real estate investment trusts that do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The main differences between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, differing useful lives and depreciation and amortization methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash distributions paid to common stockholders, for federal income tax purposes, are as follows:

	Year Ended December 31,
	2010	2009	2008

Per Share:
Ordinary income	$0.7774	$1.9865	$1.6196
Return of capital	1.7408	0.4864	0.8904
Long-term capital gains	0.0190	—	—
1250 gains	0.2028	0.2471	0.1900

Totals	$2.7400	$2.7200	$2.7000

At December 31, 2010, we had U.S. federal tax losses from our taxable REIT subsidiaries (“TRS”) of $19,812,000, as well as apportioned state tax losses of $17,137,000 available for carryforward. Valuation allowances have been established for these assets based upon our assessment, as it is more likely than not that such assets may not be realized. The U.S. federal and state tax loss carryforwards expire from 2011 through 2030.

Tax expense reflected in the financial statements represents state and local income taxes.

As a result of certain acquisitions, we are subject to corporate level taxes for related asset dispositions for the period December 30, 2010 through December 30, 2020 (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to (a) the excess of the fair value of the asset as of December 31, 2010 over its adjusted tax basis as of December 31, 2010, or (b) the actual amount of gain, whichever of (a) and (b) is lower. Some but not all gains recognized during this period of time could be offset by available net operating losses and capital loss carryforwards. We have not recorded a deferred tax liability as a result of the potential built-in gains tax based on our intentions with respect to such properties and available tax planning strategies.

Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), for taxable years beginning after July 30, 2008, the REIT may lease “qualified health care properties” on an arm’s-length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.” A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients.

We entered into two joint ventures in 2010 that were structured under RIDEA. Resident level rents and related operating expenses for these facilities are reported in the consolidated financial statements and are subject to federal taxes as the operations of such facilities are included in a TRS. Certain net operating loss carryforwards could be utilized to offset taxable income in future years.

19.	Retirement Arrangements

Under the retirement plan and trust (the “401(k) Plan”), eligible employees may make contributions, and we may make matching contributions and a profit sharing contribution. Our contributions to the 401(k) Plan totaled $1,341,000, $1,201,000 and $1,013,000 in 2010, 2009 and 2008, respectively.

We have a Supplemental Executive Retirement Plan (“SERP”), a non-qualified defined benefit pension plan, which provides one executive officer with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. We expect to contribute $1,500,000 to the SERP

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the 2011 fiscal year. Benefit payments are expected to total $2,367,000 during the next five fiscal years and $2,410,000 thereafter. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $4,066,000 at December 31, 2010 ($3,287,000 at December 31, 2009).

The following tables provide a reconciliation of the changes in the SERP’s benefit obligations and a statement of the funded status for the periods indicated (in thousands):

	Year Ended December 31,
	2010	2009

Reconciliation of benefit obligation:
Obligation at January 1	$3,287	$3,109
Service cost	413	389
Interest cost	115	164
Actuarial (gain) loss	251	434
Benefit Payments	—	(29)
Curtailments	—	(780)

Obligation at December 31	$4,066	$3,287

	December 31,
	2010	2009

Funded status:
Funded status at December 31	$4,066	$(3,287)
Unrecognized (gain) loss	—	—

Prepaid (accrued) benefit cost	$4,066	$(3,287)

The following table shows the components of net periodic benefit costs for the periods indicated (in thousands):

	Year Ended December 31,
	2010	2009

Service cost	$413	$389
Interest cost	115	164
Curtailment income	—	(87)
Net actuarial (gain) loss	52	16

Net periodic benefit cost	$580	$482

The following table provides information for the SERP, which has an accumulated benefit in excess of plan assets (in thousands):

	December 31,
	2010	2009

Projected benefit obligation	$4,066	$3,287
Accumulated benefit obligation	2,938	2,956
Fair value of assets	n/a	n/a

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the weighted-average assumptions used to determine the benefit obligations and net periodic benefit cost for the SERP:

	Benefit Obligations		Net Periodic Benefit Cost
	December 31,		Year Ended December 31,
	2010	2009	2010	2009

Discount rate	3.50%	3.50%	3.50%	6.25%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Expected long-term return on plan assets	n/a	n/a	n/a	n/a

20.	Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands, except per share data). The sum of individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of income due to rounding.

	Year Ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter(2)	4th Quarter

Revenues — as reported	$152,759	$163,131	$176,146	$202,456
Discontinued operations	(5,412)	(5,412)	(3,137)	—

Revenues — as adjusted(1)	$147,347	$157,719	$173,009	$202,456

Net income (loss) attributable to common stockholders	$25,812	$45,646	$(4,563)	$39,988

Net income (loss) attributable to common stockholders per share:
Basic	$0.21	$0.37	$(0.04)	$0.29
Diluted	0.21	0.37	(0.04)	0.29

	Year Ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter(3)	4th Quarter

Revenues — as reported	$144,328	$141,686	$145,098	$147,261
Discontinued operations	(10,607)	(7,772)	(8,044)	(5,858)

Revenues — as adjusted(1)	$133,721	$133,914	$137,054	$141,403

Net income attributable to common stockholders	$61,119	$59,240	$19,130	$31,700

Net income attributable to common stockholders per share:
Basic	$0.56	$0.53	$0.17	$0.26
Diluted	0.56	0.53	0.17	0.26

(1)	We have reclassified the income attributable to the properties sold subsequent to January 1, 2002 and attributable to the properties held for sale at December 31, 2010 to discontinued operations. See Note 5.

(2)	The decreases in net income and amounts per share are primarily attributable to provisions for loan losses ($28,918,000) and transaction costs ($18,835,000). Additionally, net income differs from amounts previously reported as it includes adjustments for additional expenses attributable to business combination purchase price adjustments that have been retroactively reflected ($5,687,000).

(3)	The decreases in net income and amounts per share are primarily attributable to losses on extinguishment of debt ($26,374,000).

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Subsequent Events

Line of credit extension On January 24, 2011, we provided notice to KeyBank National Association, as administrative agent, of our desire to extend the $1.15 billion unsecured line of credit arrangement with a consortium of sixteen banks. Under the terms of the loan agreement, we have the right to extend the revolving line of credit for one year if we are in compliance with all covenants and pay an extension fee of $1,725,000. As a result of the extension, the line of credit will now expire on August 6, 2012. Please see Note 9 for additional information regarding the line of credit.

Benchmark Senior Living On February 15, 2011, we signed definitive agreements to form an $890 million partnership with Benchmark Senior Living, which will include 34 senior housing communities. Benchmark is a senior housing operator in New England and will become the largest operator in our portfolio by investment balance. This investment is structured as a RIDEA partnership owned 95% by us and 5% by Benchmark. Benchmark will continue to provide management services to the communities under an incentive-based management contract.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework. The scope of management’s assessment as of December 31, 2010 did not include an assessment of the internal control over financial reporting for the senior housing operating partnerships or the strategic medical office partnership, as discussed in Note 3 to the Company’s consolidated financial statements, because they were acquired in business combinations during the year ended December 31, 2010. The acquired businesses represent 15% of total assets at December 31, 2010 and 7% and −2% of revenues and net income, respectively, for the year then ended. The scope of management’s assessment on internal control over financial reporting for fiscal 2011 will include the aforementioned acquired operations.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2010.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Health Care REIT, Inc.

We have audited Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Care REIT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Merrill Gardens Partnership, the Senior Star Partnership or the Strategic Medical Office Partnership, which are included in the 2010 consolidated financial statements of Health Care REIT, Inc. and cumulatively constitute 15% of total assets at December 31, 2010 and 7% and −2% of revenues and net income, respectively, for the year then ended. Our audit of the internal control over financial reporting of Health Care REIT, Inc. also did not include an evaluation of the internal control over financial reporting of the aforementioned partnerships because they were acquired in business combinations on September 1, 2010, December 30, 2010 and December 31, 2010, respectively.

In our opinion, Health Care REIT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010 of Health Care REIT, Inc. and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
February 25, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Executive Officers,” “Board and Committees,” “Communications with the Board” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (“Commission”) prior to April 30, 2011.

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

The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2011.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the information under the headings “Board and Committees — Independence and Meetings” and “Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2011.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information under the headings “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Our Consolidated Financial Statements are included in Part II, Item 8:

2. The following Financial Statement Schedules are included in Item 15(c):

III	—Real Estate and Accumulated Depreciation
IV	—Mortgage Loans on Real Estate

3. Exhibit Index:

1.1		Form of Equity Distribution Agreement, dated as of November 12, 2010, entered into by and between the Company and each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. (filed with the Commission as Exhibit 1.1 to the Company’s Form 8-K filed November 15, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
2	.1(a)	Agreement and Plan of Merger, dated as of September 12, 2006, by and among the Company, Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed September 15, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
2	.1(b)	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2006, by and among the Company, Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed October 13, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(a)	Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(b)	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(c)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(d)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(e)	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/A filed July 8, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(f)	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).

3	.1(g)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.9 to the Company’s Form 10-Q filed August 9, 2007 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(h)	Certificate of Change of Location of Registered Office and of Registered Agent of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-Q filed August 6, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(i)	Certificate of Designation of 6% Series H Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed January 11, 2011 (File No. 001-08923), and incorporated herein by reference thereto).
3.2		Second Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 29, 2007 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(a)	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(b)	Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(c)	Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(d)	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(e)	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(f)	Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(g)	Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(h)	Supplemental Indenture No. 4, dated as of April 27, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 28, 2005 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(i)	Supplemental Indenture No. 5, dated as of November 30, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 30, 2005 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(a)	Indenture, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 20, 2006 (File No. 001-08923), and incorporated herein by reference thereto).

4	.2(b)	Supplemental Indenture No. 1, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 20, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(c)	Supplemental Indenture No. 2, dated as of July 20, 2007, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed July 20, 2007 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(a)	Indenture, dated as of March 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 15, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(b)	Supplemental Indenture No. 1, dated as of March 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 15, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(c)	Amendment No. 1 to Supplemental Indenture No. 1, dated as of June 18, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed June 18, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(d)	Supplemental Indenture No. 2, dated as of April 7, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 7, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(e)	Amendment No. 1 to Supplemental Indenture No. 2, dated as of June 8, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed June 8, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(f)	Supplemental Indenture No. 3, dated as of September 10, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(g)	Supplemental Indenture No. 4, dated as of November 16, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 16, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
4.4		Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
4.5		Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
10.1		Fourth Amended and Restated Loan Agreement, dated as of August 6, 2007, by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Calyon New York Branch, Barclays Bank PLC and Fifth Third Bank, as documentation agents (filed with the SEC as Exhibit 10.2 to the Company’s Form 10-Q filed August 9, 2007 (File No. 001-08923), and incorporated herein by reference thereto).
10.2		Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004 (File No. 001-08923), and incorporated herein by reference thereto).
10	.3(a)	The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.3(b)	First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*
10	.3(c)	Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*

10	.3(d)	Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.3(e)	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.4(a)	Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.4(b)	First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.4(c)	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/A filed October 27, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(a)	Amended and Restated Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed March 25, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(b)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(c)	Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.6 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(d)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.8 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(e)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(f)	Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.7 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(g)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.9 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(h)	Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(i)	Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(j)	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(k)	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10	.5(l)	Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.22 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(m)	Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.23 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(n)	Form of Restricted Stock Agreement for the Chief Executive Officer under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(o)	Form of Restricted Stock Agreement for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(p)	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.24 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(q)	Form of Amendment to Deferred Stock Unit Grant Agreements for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.10 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(r)	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.11 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(s)	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.5 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*
10.6		Fifth Amended and Restated Employment Agreement, dated December 2, 2010, by and between the Company and George L. Chapman (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed December 8, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*
10.7		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Scott A. Estes (filed with the Commission as Exhibit 10.4 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.8		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.3 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.9		Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Jeffrey H. Miller (filed with the Commission as Exhibit 10.8 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10		Employment Agreement, dated January 19, 2009, between the Company and John T. Thomas (filed with the Commission as Exhibit 10.10 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11		Third Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Erin C. Ibele (filed with the Commission as Exhibit 10.11 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Daniel R. Loftus (filed with the Commission as Exhibit 10.12 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13		Amended and Restated Consulting Agreement, dated December 29, 2008, between the Company and Fred S. Klipsch (filed with the Commission as Exhibit 10.5 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14		Amended and Restated Consulting Agreement, dated December 29, 2008, between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.14 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.15	Amended and Restated Health Care REIT, Inc. Supplemental Executive Retirement Plan, dated December 29, 2008 (filed with the Commission as Exhibit 10.12 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16	Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10.17	Summary of Director Compensation.*
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).
14	Code of Business Conduct and Ethics (filed with the Commission as Exhibit 14 to the Company’s Form 10-K filed March 12, 2004 (File No. 001-08923), and incorporated herein by reference thereto).
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney executed by William C. Ballard, Jr. (Director).
24.2	Power of Attorney executed by Pier C. Borra (Director).
24.3	Power of Attorney executed by Thomas J. DeRosa (Director).
24.4	Power of Attorney executed by Jeffrey H. Donahue (Director).
24.5	Power of Attorney executed by Peter J. Grua (Director).
24.6	Power of Attorney executed by Fred S. Klipsch (Director).
24.7	Power of Attorney executed by Sharon M. Oster (Director).
24.8	Power of Attorney executed by Jeffrey R. Otten (Director).
24.9	Power of Attorney executed by R. Scott Trumbull (Director).
24.10	Power of Attorney executed by George L. Chapman (Director, Chairman of the Board, Chief Executive Officer and President and Principal Executive Officer).
24.11	Power of Attorney executed by Scott A. Estes (Executive Vice President and Chief Financial Officer and Principal Financial Officer).
24.12	Power of Attorney executed by Paul D. Nungester, Jr. (Vice President and Controller and Principal Accounting Officer).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement.

(b) Exhibits:

The exhibits listed in Item 15(a)(3) above are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Securities Exchange Act of 1934.

(c) Financial Statement Schedules:

Financial statement schedules are included on pages 124 through 135.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HEALTH CARE REIT, INC.

By:	/s/ George L. Chapman
Chairman, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2011, by the following person on behalf of the Company and in the capacities indicated.

/s/ William C. Ballard, Jr.**	/s/ Sharon M. Oster**

William C. Ballard, Jr., Director	Sharon M. Oster, Director

/s/ Pier C. Borra**	/s/ Jeffrey R. Otten**

Pier C. Borra, Director	Jeffrey R. Otten, Director

/s/ Thomas J. Derosa**	/s/ R. Scott Trumbull**

Thomas J. DeRosa, Director	R. Scott Trumbull, Director

/s/ Jeffrey H. Donahue**	/s/ George L. Chapman

Jeffrey H. Donahue, Director	George L. Chapman, Chairman, Chief Executive
Officer, President and Director
(Principal Executive Officer)

/s/ Peter J. Grua**	/s/ Scott A. ESTES**

Peter J. Grua, Director	Scott A. Estes, Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Fred S. Klipsch**	/s/ Paul D. Nungester, Jr.**

Fred S. Klipsch, Director	Paul D. Nungester, Jr., Vice President and Controller
(Principal Accounting Officer)

**By: /s/ George L. Chapman

George L. Chapman, Attorney-in-Fact

HEALTH CARE REIT, INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Senior housing and care facilities:
Aboite Twp, IN	$—	$1,770	$19,930	$—	$1,770	$19,930	$132	2010	2008
Agawam, MA	—	880	16,112	2,135	880	18,247	4,167	2002	1993
Akron, OH	—	290	8,219	492	290	8,711	1,297	2005	1961
Akron, OH	—	630	7,535	185	630	7,720	977	2006	1915
Albertville, AL	2,110	170	6,203	—	170	6,203	207	2010	1999
Albuquerque, NM	5,901	1,270	20,837	—	1,270	20,837	—	2010	1984
Alexandria, VA	—	1,330	7,820	—	1,330	7,820	459	2008	1955
Alliance, OH	4,621	270	7,723	107	270	7,830	1,083	2006	1982
Amarillo, TX	—	540	7,260	—	540	7,260	1,170	2005	1986
Amelia Island, FL	—	3,290	24,310	19,007	3,290	43,317	4,235	2005	1998
Ames, IA	—	330	8,871	—	330	8,871	161	2010	1999
Anderson, SC	—	710	6,290	—	710	6,290	1,402	2003	1986
Apple Valley, CA	8,390	480	16,639	—	480	16,639	449	2010	1999
Arcadia, LA	—	240	5,460	—	240	5,460	882	2006	2006
Asheboro, NC	—	290	5,032	166	290	5,198	1,047	2003	1998
Asheville, NC	—	204	3,489	—	204	3,489	1,208	1999	1999
Asheville, NC	—	280	1,955	352	280	2,307	524	2003	1992
Atlanta, GA	7,997	2,058	14,914	548	2,058	15,462	7,889	1997	1999
Atlanta, GA	—	460	5,540	190	460	5,730	975	2005	1972
Auburndale, FL	—	750	5,950	166	750	6,116	991	2005	1983
Aurora, CO	—	2,600	5,906	7,915	2,600	13,821	1,767	2006	2006
Aurora, CO	—	2,440	28,172	—	2,440	28,172	2,101	2006	2008
Austin, TX	19,819	880	9,520	396	880	9,916	3,249	1999	1998
Austin, TX	10,185	730	18,970	—	730	18,970	1,912	2007	2006
Avon, IN	—	1,830	14,470	—	1,830	14,470	274	2010	2004
Azusa, CA	—	570	3,141	5,936	570	9,077	1,050	1998	1988
Baltic, OH	3,787	50	8,709	189	50	8,898	1,205	2006	1983
Bartlesville, OK	—	100	1,380	—	100	1,380	570	1996	1995
Baytown, TX	9,553	450	6,150	—	450	6,150	1,516	2002	2000
Baytown, TX	—	540	11,110	—	540	11,110	355	2009	2008
Beachwood, OH	—	1,260	23,478	—	1,260	23,478	5,876	2001	1990
Beattyville, KY	—	100	6,900	—	100	6,900	1,068	2005	1972
Bellevue, WI	—	1,740	18,260	571	1,740	18,831	2,206	2006	2004
Bellingham, WA	10,429	1,500	19,861	—	1,500	19,861	497	2010	1996
Bethel Park, PA	—	1,700	16,007	—	1,700	16,007	775	2007	2009
Boise, ID	—	810	5,401	—	810	5,401	2,229	1998	1966
Boonville, IN	—	190	5,510	—	190	5,510	1,344	2002	2000
Boynton Beach, FL	—	980	8,112	—	980	8,112	1,502	2004	1999
Bradenton, FL	—	252	3,298	—	252	3,298	1,378	1996	1995
Braintree, MA	—	170	7,157	1,290	170	8,447	5,916	1997	1968
Brandon, MS	—	1,220	10,241	—	1,220	10,241	47	2010	1999
Bremerton, WA	—	390	2,210	144	390	2,354	241	2006	1999
Bremerton, WA	—	830	10,420	—	830	10,420	—	2010	1984
Brick, NJ	—	1,170	17,372	—	1,170	17,372	—	2010	1998
Brick, NJ(1)	—	690	17,125	—	690	17,125	—	2010	1999
Bridgewater, NJ	—	1,850	3,050	—	1,850	3,050	751	2004	1970
Bridgewater, NJ	—	1,730	48,201	—	1,730	48,201	—	2010	1999
Brighton, MA	—	240	3,859	2,126	240	5,985	959	2005	1982
Broadview Heights, OH	—	920	12,400	2,237	920	14,637	3,135	2001	1984
Bunnell, FL	—	260	7,118	—	260	7,118	1,396	2004	1985
Burlington, NC	—	280	4,297	707	280	5,004	995	2003	2000
Burlington, NC	—	460	5,467	—	460	5,467	1,120	2003	1997
Butler, AL	—	90	3,510	—	90	3,510	750	2004	1960
Butte, MT	—	550	3,957	43	550	4,000	1,112	1998	1999
Byrdstown, TN	—	—	2,414	—	—	2,414	1,086	2004	1982
Canton, MA	—	820	8,201	263	820	8,464	2,221	2002	1993
Canton, OH	—	300	2,098	—	300	2,098	720	1998	1998
Cape Coral, FL	—	530	3,281	—	530	3,281	805	2002	2000
Carmel, IN	—	2,370	57,175	263	2,370	57,438	3,794	2006	2007
Cary, NC	—	1,500	4,350	986	1,500	5,336	1,669	1998	1996
Chapel Hill, NC	—	354	2,646	783	354	3,429	794	2002	1997

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Chelmsford, MA	—	1,040	10,951	—	1,040	10,951	2,130	2003	1997
Chickasha, OK	—	85	1,395	—	85	1,395	570	1996	1996
Cincinnati, OH	—	2,060	109,388	—	2,060	109,388	1,404	2007	2010
Citrus Heights, CA	15,578	2,300	31,876	—	2,300	31,876	722	2010	1997
Claremore, OK	—	155	1,428	—	155	1,428	563	1996	1996
Clarksville, TN	—	330	2,292	—	330	2,292	778	1998	1998
Clearwater, FL	—	160	7,218	—	160	7,218	1,281	2004	1961
Clearwater, FL	—	1,260	2,740	200	1,260	2,940	593	2005	1983
Cleburne, TX	—	520	5,369	—	520	5,369	509	2006	2007
Cleveland, TN	—	350	5,000	122	350	5,122	1,379	2001	1987
Coeur d’Alene, ID	—	600	7,878	—	600	7,878	2,865	1998	1996
Colorado Springs, CO	—	310	6,290	—	310	6,290	1,077	2005	1985
Colts Neck, NJ	—	780	14,733	—	780	14,733	—	2010	2002
Columbia, TN	—	341	2,295	—	341	2,295	789	1999	1999
Columbia, TN	—	590	3,787	—	590	3,787	1,019	2003	1974
Columbia, SC	—	2,120	4,860	5,709	2,120	10,569	1,644	2003	2000
Columbus, IN	—	610	3,190	—	610	3,190	59	2010	1998
Columbus, IN	—	530	5,170	1,540	530	6,710	1,492	2002	2001
Columbus, OH	—	1,070	11,726	1,204	1,070	12,930	1,801	2005	1968
Columbus, OH	4,254	1,010	4,931	91	1,010	5,022	763	2006	1983
Columbus, OH	—	1,860	16,624	1,077	1,860	17,701	2,389	2006	1978
Concord, NC	—	550	3,921	55	550	3,976	903	2003	1997
Conroe, TX	—	980	7,771	—	980	7,771	134	2009	2010
Corpus Christi, TX	—	307	443	—	307	443	203	2005	1985
Corpus Christi, TX	—	400	1,916	—	400	1,916	431	2005	1985
Crystal Lake, IL	—	840	7,290	—	840	7,290	456	2007	2008
Dade City, FL	—	250	7,150	—	250	7,150	1,315	2004	1975
Danville, VA	—	410	3,954	722	410	4,676	970	2003	1998
Davenport, IA	—	1,403	35,893	1,781	1,403	37,674	1,055	2006	2009
Daytona Beach, FL	—	470	5,930	—	470	5,930	1,187	2004	1986
Daytona Beach, FL	—	490	5,710	—	490	5,710	1,185	2004	1961
DeBary, FL	—	440	7,460	—	440	7,460	1,365	2004	1965
Dedham, MA	—	1,360	9,830	—	1,360	9,830	2,588	2002	1996
DeForest, WI	—	250	5,350	354	250	5,704	540	2007	2006
Defuniak Springs, FL	—	1,350	10,250	—	1,350	10,250	1,277	2006	1980
DeLand, FL	—	220	7,080	—	220	7,080	1,307	2004	1967
Denton, MD	—	390	4,010	206	390	4,216	1,046	2003	1982
Denver, CO	—	2,530	9,514	—	2,530	9,514	1,404	2005	1986
Denver, CO	—	3,650	14,906	1,585	3,650	16,491	1,704	2006	1987
Denver, CO	—	2,076	13,594	—	2,076	13,594	422	2007	2009
Douglasville, GA	—	1,350	7,471	—	1,350	7,471	1,778	2003	1975
Douglasville, GA	—	90	217	—	90	217	53	2003	1985
Drescher, PA	—	2,060	40,236	—	2,060	40,236	—	2010	2001
Dublin, OH	19,513	1,680	43,423	—	1,680	43,423	—	2010	1990
Durham, NC	—	1,476	10,659	2,196	1,476	12,855	6,977	1997	1999
East Norriston, PA	—	1,200	28,129	—	1,200	28,129	—	2010	1988
Easton, PA	—	285	6,315	—	285	6,315	3,301	1993	1959
Eden, NC	—	390	4,877	—	390	4,877	1,018	2003	1998
El Paso, TX	—	539	8,961	232	539	9,193	1,455	2005	1970
El Paso, TX	—	642	3,958	1,100	642	5,058	831	2005	1969
Elizabeth City, NC	—	200	2,760	2,011	200	4,771	1,359	1998	1999
Elizabethton, TN	—	310	4,604	336	310	4,940	1,370	2001	1980
Encinitas, CA	—	1,460	7,721	—	1,460	7,721	2,346	2000	2000
Englishtown, NJ	—	690	12,520	—	690	12,520	—	2010	1997
Erin, TN	—	440	8,060	134	440	8,194	2,114	2001	1981
Eugene, OR	—	300	5,316	—	300	5,316	2,089	1998	1972
Everett, WA	—	1,400	5,476	—	1,400	5,476	1,768	1999	1999
Fairfield, CA	—	1,460	14,040	—	1,460	14,040	3,510	2002	1998
Fairhaven, MA	—	770	6,230	—	770	6,230	1,117	2004	1999
Fall River, MA	—	620	5,829	4,856	620	10,685	3,445	1996	1973
Fayetteville, NY	—	410	3,962	500	410	4,462	1,071	2001	1997
Findlay, OH	—	200	1,800	—	200	1,800	677	1997	1997
Fishers, IN	—	1,500	14,500	—	1,500	14,500	274	2010	2000
Florence, NJ	—	300	2,978	—	300	2,978	727	2002	1999
Florence, AL	7,420	353	13,049	—	353	13,049	353	2010	1999
Forest City, NC	—	320	4,497	—	320	4,497	947	2003	1999
Fork Union, VA	—	310	2,490	60	310	2,550	163	2008	1990
Fort Pierce, FL	—	440	3,560	117	440	3,677	590	2005	1973
Fredericksburg, VA	—	1,000	20,000	303	1,000	20,303	3,040	2005	1999
Fremont, CA	20,302	3,400	25,300	1,427	3,400	26,727	3,370	2005	1987
Gardnerville, NV	13,121	1,143	10,831	629	1,143	11,460	6,259	1998	1999

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Gastonia, NC	—	470	6,129	—	470	6,129	1,247	2003	1998
Gastonia, NC	—	310	3,096	22	310	3,118	679	2003	1994
Gastonia, NC	—	400	5,029	120	400	5,149	1,052	2003	1996
Georgetown, TX	—	200	2,100	—	200	2,100	776	1997	1997
Gig Harbor, WA	6,165	1,560	15,947	—	1,560	15,947	409	2010	1994
Gilroy, CA	—	760	13,880	23,860	760	37,740	3,089	2006	2007
Goochland, VA	—	350	3,697	—	350	3,697	236	2008	1991
Goshen, IN	—	210	6,120	—	210	6,120	864	2005	2006
Graceville, FL	—	150	13,000	—	150	13,000	1,575	2006	1980
Grand Ledge, MI	8,549	1,150	16,286	—	1,150	16,286	—	2010	1999
Grand Prairie, TX	—	574	3,426	—	574	3,426	668	2005	1982
Granger, IN	—	1,670	21,280	—	1,670	21,280	141	2010	2009
Granite City, IL	—	610	7,143	842	610	7,985	4,804	1998	1973
Granite City, IL	—	400	4,303	707	400	5,010	2,949	1999	1964
Greeneville, TN	—	400	8,290	—	400	8,290	1,626	2004	1979
Greenfield, WI	—	600	6,626	328	600	6,954	620	2006	2006
Greensboro, NC	—	330	2,970	554	330	3,524	749	2003	1996
Greensboro, NC	—	560	5,507	1,013	560	6,520	1,374	2003	1997
Greenville, SC	—	310	4,750	—	310	4,750	873	2004	1997
Greenville, SC	—	5,400	100,523	634	5,400	101,157	2,681	2006	2009
Greenville, NC	—	290	4,393	168	290	4,561	920	2003	1998
Greenwood, IN	—	1,550	22,770	—	1,550	22,770	150	2010	2007
Hamden, CT	—	1,470	4,530	—	1,470	4,530	1,320	2002	1998
Hamilton, NJ	—	440	4,469	—	440	4,469	1,088	2001	1998
Hanover, IN	—	210	4,430	—	210	4,430	847	2004	2000
Hardin, IL	—	50	5,350	135	50	5,485	2,968	2002	1996
Harleysville, PA	—	960	11,355	—	960	11,355	482	2008	2009
Harriman, TN	—	590	8,060	158	590	8,218	2,258	2001	1972
Hattiesburg, MS	13,100	450	15,518	—	450	15,518	—	2010	2009
Haverford, PA	—	1,880	33,993	—	1,880	33,993	—	2010	2000
Hemet, CA	—	870	3,405	—	870	3,405	326	2007	1996
Hemet, CA	13,550	1,890	28,606	—	1,890	28,606	703	2010	1988
Hemet, CA	—	430	9,630	—	430	9,630	258	2010	1988
Henderson, NV	—	380	9,220	65	380	9,285	2,933	1998	1998
Henderson, NV	—	380	4,360	41	380	4,401	1,205	1999	2000
Herculaneum, MO	—	127	10,373	393	127	10,766	5,723	2002	1984
Hickory, NC	—	290	987	232	290	1,219	347	2003	1994
High Point, NC	—	560	4,443	793	560	5,236	1,091	2003	2000
High Point, NC	—	370	2,185	410	370	2,595	579	2003	1999
High Point, NC	—	330	3,395	28	330	3,423	720	2003	1994
High Point, NC	—	430	4,143	—	430	4,143	863	2003	1998
Highlands Ranch, CO	—	940	3,721	—	940	3,721	921	2002	1999
Hilliard, FL	—	150	6,990	—	150	6,990	2,499	1999	1990
Homestead, FL	—	2,750	11,750	—	2,750	11,750	1,456	2006	1994
Hopedale, MA	—	130	8,170	—	130	8,170	1,285	2005	1999
Houston, TX	—	4,790	7,100	—	4,790	7,100	2,114	2003	1974
Houston, TX	10,183	860	18,715	—	860	18,715	1,636	2007	2006
Houston, TX	—	5,090	9,471	—	5,090	9,471	435	2007	2009
Houston, TX	10,549	630	5,970	750	630	6,720	1,597	2002	1995
Howell, NJ	10,741	1,050	21,703	—	1,050	21,703	—	2010	2007
Huron, OH	—	160	6,088	1,452	160	7,540	963	2005	1983
Hutchinson, KS	—	600	10,590	—	600	10,590	1,753	2004	1997
Indianapolis, IN	—	495	6,287	22,565	495	28,852	3,309	2006	1981
Indianapolis, IN	—	255	2,473	12,123	255	14,596	1,461	2006	1981
Irving, TX	—	1,030	6,823	267	1,030	7,090	436	2007	2008
Jamestown, TN	—	—	6,707	—	—	6,707	3,018	2004	1966
Jefferson, OH	—	80	9,120	—	80	9,120	1,321	2006	1984
Jefferson City, MO	—	370	6,730	301	370	7,031	3,727	2002	1982
Jonesboro, GA	—	460	1,304	—	460	1,304	281	2003	1992
Jonesboro, GA	—	840	1,921	—	840	1,921	558	2003	1992
Kalida, OH	—	480	8,173	—	480	8,173	796	2006	2007
Kalispell, MT	—	360	3,282	—	360	3,282	1,096	1998	1998
Kansas City, MO	6,097	1,820	34,898	—	1,820	34,898	—	2010	1980
Kansas City, MO	7,455	1,930	39,997	—	1,930	39,997	—	2010	1986
Kenner, LA	—	1,100	10,036	125	1,100	10,161	5,565	1998	2000
Kennett Square, PA	—	1,050	22,946	—	1,050	22,946	—	2010	2008
Kennewick, WA	9,320	1,820	27,991	—	1,820	27,991	660	2010	1994
Kenosha, WI	—	1,500	9,139	—	1,500	9,139	475	2007	2009
Kent, WA	—	940	20,318	10,381	940	30,699	2,031	2007	2000
Kirkland, WA	—	1,880	4,315	—	1,880	4,315	893	2003	1996
Kissimmee, FL	—	230	3,854	—	230	3,854	710	2004	1972

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

LaBelle, FL	—	60	4,946	—	60	4,946	989	2004	1986
Lake Havasu City, AZ	—	450	4,223	—	450	4,223	1,343	1998	1999
Lake Havasu City, AZ	—	110	2,244	136	110	2,380	798	1998	1994
Lake Placid, FL	—	150	12,850	—	150	12,850	2,415	2004	1984
Lancaster, CA	10,763	700	15,295	—	700	15,295	405	2010	1999
Lawrenceville, VA	—	170	4,780	—	170	4,780	294	2008	1989
Lecanto, FL	—	200	6,900	—	200	6,900	1,217	2004	1986
Lee, MA	—	290	18,135	926	290	19,061	4,534	2002	1998
Lenoir, NC	—	190	3,748	641	190	4,389	910	2003	1998
Lexington, NC	—	200	3,900	1,015	200	4,915	1,111	2002	1997
Lincoln, NE	5,435	390	13,807	—	390	13,807	233	2010	2000
Linwood, NJ	—	800	21,984	—	800	21,984	—	2010	1997
Litchfield, CT	—	1,240	17,908	—	1,240	17,908	—	2010	1998
Little Neck, NY	—	3,350	38,461	—	3,350	38,461	—	2010	2000
Littleton, MA	—	1,240	2,910	—	1,240	2,910	863	1996	1975
Loma Linda, CA	—	2,214	9,586	—	2,214	9,586	836	2008	1976
Longview, TX	—	293	1,707	—	293	1,707	386	2005	1971
Longview, TX	—	610	5,520	—	610	5,520	534	2006	2007
Longwood, FL	—	480	7,520	—	480	7,520	1,408	2004	1980
Los Angeles, CA	—	—	11,430	—	—	11,430	246	2008	2008
Louisville, KY	—	490	10,010	—	490	10,010	1,943	2005	1978
Louisville, KY	—	430	7,135	163	430	7,298	1,990	2002	1974
Louisville, KY	—	350	4,675	109	350	4,784	1,334	2002	1975
Lufkin, TX	—	343	1,184	—	343	1,184	389	2005	1919
Manassas, VA	—	750	7,446	—	750	7,446	1,473	2003	1996
Manchester, NH	—	340	4,360	159	340	4,519	681	2005	1984
Mansfield, TX	—	660	5,251	—	660	5,251	513	2006	2007
Manteca, CA	6,445	1,300	12,125	1,309	1,300	13,434	1,677	2005	1985
Margate, FL	—	500	7,303	2,459	500	9,762	6,606	1998	1972
Marianna, FL	—	340	8,910	—	340	8,910	1,076	2006	1997
Martinsville, VA	—	349	—	—	349	—	—	2003
Marysville, CA	—	450	4,172	44	450	4,216	1,176	1998	1999
Marysville, WA	4,775	620	4,780	229	620	5,009	926	2003	1998
Matthews, NC	—	560	4,738	—	560	4,738	1,021	2003	1998
McConnelsville, OH	—	190	7,060	—	190	7,060	40	2010	1946
McHenry, IL	—	1,632	—	—	1,632	—	—	2006
McHenry, IL	—	3,550	15,300	6,718	3,550	22,018	1,962	2006	2004
McKinney, TX	—	1,570	7,389	—	1,570	7,389	162	2009	2010
Melbourne, FL	—	7,070	48,257	970	7,070	49,227	1,934	2007	2009
Melville, NY	—	4,280	73,283	—	4,280	73,283	—	2010	2001
Memphis, TN	—	970	4,246	—	970	4,246	1,084	2003	1981
Memphis, TN	—	480	5,656	—	480	5,656	1,336	2003	1982
Memphis, TN	—	940	5,963	—	940	5,963	1,337	2004	1951
Memphis, TN	—	390	9,660	—	390	9,660	—	2010	1981
Menomonee Falls, WI	—	1,020	6,984	—	1,020	6,984	607	2006	2007
Merrillville, IN	—	643	7,084	3,526	643	10,610	5,090	1997	1999
Mesa, AZ	6,365	950	9,087	232	950	9,319	2,630	1999	2000
Middleburg Heights, OH	—	960	7,780	—	960	7,780	1,314	2004	1998
Middleton, WI	—	420	4,006	600	420	4,606	989	2001	1991
Midland, MI	—	200	11,025	—	200	11,025	—	2010	1994
Midwest City, OK	—	470	5,673	—	470	5,673	3,036	1998	1958
Midwest City, OK	—	484	5,516	—	484	5,516	937	2005	1987
Mill Creek, WA	30,914	10,150	60,274	—	10,150	60,274	1,339	2010	1998
Missoula, MT	—	550	7,490	—	550	7,490	1,084	2005	1998
Monroe, NC	—	470	3,681	648	470	4,329	921	2003	2001
Monroe, NC	—	310	4,799	857	310	5,656	1,133	2003	2000
Monroe, NC	—	450	4,021	114	450	4,135	875	2003	1997
Monroe, WA	14,585	2,560	34,460	—	2,560	34,460	776	2010	1994
Monteagle, TN	—	310	3,318	—	310	3,318	830	2003	1980
Monterey, TN	—	—	4,195	—	—	4,195	1,888	2004	1977
Monticello, FL	—	140	4,471	—	140	4,471	920	2004	1986
Moorestown, NJ	—	2,060	51,628	—	2,060	51,628	—	2010	2000
Morehead City, NC	—	200	3,104	1,648	200	4,752	1,345	1999	1999
Morgantown, KY	—	380	3,705	—	380	3,705	876	2003	1965
Moss Point, MS	—	120	7,280	—	120	7,280	1,392	2004	1933
Mount Airy, NC	—	270	6,430	118	270	6,548	851	2005	1998
Mountain City, TN	—	220	5,896	660	220	6,556	2,958	2001	1976
Mt. Vernon, WA	—	400	2,200	156	400	2,356	249	2006	2001
Myrtle Beach, SC	—	6,890	41,526	283	6,890	41,809	1,681	2007	2009
Nacogdoches, TX	—	390	5,754	—	390	5,754	546	2006	2007
Naples, FL	—	1,716	17,306	923	1,716	18,229	12,497	1997	1999

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Naples, FL	—	550	5,450	—	550	5,450	1,024	2004	1968
Nashville, TN	—	4,910	29,590	—	4,910	29,590	1,983	2008	2007
Natchitoches, LA	—	190	4,096	—	190	4,096	717	2005	1975
Needham, MA	—	1,610	13,715	366	1,610	14,081	3,707	2002	1994
Neenah, WI	—	630	15,120	—	630	15,120	234	2010	1991
New Haven, IN	—	176	3,524	—	176	3,524	787	2004	1981
New Haven, CT	—	160	4,778	1,682	160	6,460	1,877	2006	1958
New York, NY	—	1,440	21,460	975	1,440	22,435	2,273	2006	1959
Newark, DE	—	560	21,220	—	560	21,220	3,452	2004	1998
Newburyport, MA	—	960	8,290	—	960	8,290	1,988	2002	1999
Norman, OK	—	55	1,484	—	55	1,484	688	1995	1995
North Augusta, SC	—	332	2,558	—	332	2,558	866	1999	1998
North Miami, FL	—	430	3,918	—	430	3,918	985	2004	1968
North Miami, FL	—	440	4,830	—	440	4,830	992	2004	1963
North Miami Beach, FL	—	300	5,709	2,006	300	7,715	5,145	1998	1987
Norwalk, CT	—	410	2,118	2,973	410	5,091	1,581	2004	1971
Ocala, FL	—	1,340	10,564	—	1,340	10,564	374	2008	2009
Ogden, UT	—	360	6,700	—	360	6,700	1,144	2004	1998
Oklahoma City, OK	—	510	10,694	—	510	10,694	1,463	1998	1979
Oklahoma City, OK	—	590	7,513	—	590	7,513	518	2007	2008
Oklahoma City, OK	—	760	7,017	—	760	7,017	358	2007	2009
Olympia, WA	7,387	550	16,689	—	550	16,689	434	2010	1995
Omaha, NE	—	370	10,230	—	370	10,230	183	2010	1998
Omaha, NE	4,681	380	8,864	—	380	8,864	157	2010	1999
Oneonta, NY	—	80	5,020	—	80	5,020	424	2007	1996
Ormond Beach, FL	—	—	2,739	73	—	2,812	1,213	2002	1983
Oshkosh, WI	—	900	3,800	3,687	900	7,487	872	2006	2005
Oshkosh, WI	—	400	23,237	—	400	23,237	1,212	2007	2008
Oswego, IL	—	900	8,047	—	900	8,047	505	2006	2008
Overland Park, KS	—	1,120	8,360	—	1,120	8,360	1,259	2005	1970
Overland Park, KS	—	3,730	27,076	340	3,730	27,416	768	2008	2009
Overland Park, KS	—	4,500	29,105	—	4,500	29,105	—	2010	1988
Owasso, OK	—	215	1,380	—	215	1,380	544	1996	1996
Owensboro, KY	—	240	6,760	—	240	6,760	1,134	1993	1966
Owensboro, KY	—	225	13,275	—	225	13,275	2,135	2005	1964
Owenton, KY	—	100	2,400	—	100	2,400	474	2005	1979
Oxford, MI	12,094	1,430	15,791	—	1,430	15,791	—	2010	2001
Palestine, TX	—	180	4,320	1,300	180	5,620	579	2006	2005
Palm Coast, FL	—	870	10,957	—	870	10,957	259	2008	2010
Panama City, FL	—	300	9,200	—	300	9,200	1,734	2004	1992
Paris, TX	—	490	5,452	—	490	5,452	1,513	2005	2006
Pasadena, TX	10,207	720	24,080	—	720	24,080	2,390	2007	2005
Paso Robles, CA	—	1,770	8,630	—	1,770	8,630	2,143	2002	1998
Pawleys Island, SC	—	2,020	32,590	5,249	2,020	37,839	4,609	2005	1997
Pigeon Forge, TN	—	320	4,180	117	320	4,297	1,236	2001	1986
Pikesville, MD	—	450	10,750	—	450	10,750	1,124	2007	1983
Pinehurst, NC	—	290	2,690	484	290	3,174	699	2003	1998
Piqua, OH	—	204	1,885	—	204	1,885	665	1997	1997
Pittsburgh, PA	—	1,750	8,572	115	1,750	8,687	1,408	2005	1998
Plano, TX	—	1,305	9,095	952	1,305	10,047	1,515	2005	1977
Plattsmouth, NE	—	250	5,650	—	250	5,650	107	2010	1999
Plymouth, MI	12,876	1,490	19,990	—	1,490	19,990	—	2010	1972
Port St. Joe, FL	—	370	2,055	—	370	2,055	666	2004	1982
Port St. Lucie, FL	—	8,700	47,230	—	8,700	47,230	932	2008	2010
Post Falls, ID	—	2,700	14,217	2,181	2,700	16,398	920	2007	2008
Prospect, CT	—	820	1,441	2,503	820	3,944	1,356	2004	1970
Pueblo, CO	—	370	6,051	—	370	6,051	2,460	1998	1989
Puyallup, WA	11,830	1,150	20,776	—	1,150	20,776	522	2010	1985
Quincy, FL	—	200	5,333	—	200	5,333	1,105	2004	1983
Quincy, MA	—	2,690	15,410	—	2,690	15,410	2,436	2004	1999
Quitman, MS	—	60	10,340	—	60	10,340	1,861	2004	1976
Raleigh, NC	—	10,000	—	—	10,000	—	—	2008
Raytown, MO	—	510	5,490	—	510	5,490	573	2006	2000
Rehoboth Beach, DE	—	960	24,248	—	960	24,248	—	2010	1999
Reidsville, NC	—	170	3,830	857	170	4,687	1,073	2002	1998
Reno, NV	—	1,060	11,440	—	1,060	11,440	1,931	2004	1998
Richmond, VA	—	1,211	2,889	—	1,211	2,889	897	2003	1995
Richmond, VA	—	760	12,640	—	760	12,640	1,349	2007	1969
Ridgeland, MS	—	520	7,675	—	520	7,675	1,521	2003	1997
Ridgely, TN	—	300	5,700	97	300	5,797	1,534	2001	1990
Ringgold, LA	—	30	4,174	—	30	4,174	705	2005	1984

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Rockledge, FL	—	360	4,117	—	360	4,117	1,390	2001	1970
Rockwood, TN	—	500	7,116	741	500	7,857	2,082	2001	1979
Rocky Hill, CT	—	1,460	7,040	—	1,460	7,040	1,857	2002	1998
Rocky Hill, CT	—	1,090	6,710	1,500	1,090	8,210	1,403	2003	1996
Rogersville, TN	—	350	3,278	—	350	3,278	822	2003	1980
Rohnert Park, CA	14,280	6,500	18,700	1,125	6,500	19,825	2,530	2005	1985
Romeoville, IL	—	854	12,646	58,220	6,100	65,620	1,536	2006	2010
Romeoville, IL	—	1,895	—	—	1,895	—	—	2006
Roswell, GA	8,211	1,107	9,627	358	1,107	9,985	5,611	1997	1999
Royal Palm Beach, FL	—	980	8,320	—	980	8,320	1,604	2004	1984
Ruston, LA	—	130	9,403	—	130	9,403	1,407	2005	1965
Sacramento, CA	9,834	940	14,781	—	940	14,781	404	2010	1978
Saint Simons Island, GA	—	6,440	50,060	963	6,440	51,023	3,212	2008	2007
Salem, OR	—	449	5,172	—	449	5,172	1,727	1999	1998
Salisbury, NC	—	370	5,697	168	370	5,865	1,187	2003	1997
San Angelo, TX	—	260	8,800	—	260	8,800	1,456	2004	1997
San Antonio, TX	11,026	560	7,315	—	560	7,315	1,817	2002	2000
San Antonio, TX	10,163	640	13,360	—	640	13,360	1,386	2007	2004
San Juan Capistrano, CA	—	1,390	6,942	—	1,390	6,942	1,839	2000	2001
San Ramon, CA	9,851	2,430	17,488	—	2,430	17,488	467	2010	1989
Sarasota, FL	—	475	3,175	—	475	3,175	1,326	1996	1995
Sarasota, FL	—	560	8,474	—	560	8,474	2,703	1999	2000
Sarasota, FL	—	600	3,400	—	600	3,400	713	2004	1982
Scituate, MA	—	1,740	10,640	—	1,740	10,640	1,484	2005	1976
Scottsdale, AZ	—	2,500	3,890	710	2,500	4,600	291	2008	1999
Seattle, WA	7,921	5,190	9,350	—	5,190	9,350	389	2010	1962
Seattle, WA	8,040	3,420	15,555	—	3,420	15,555	444	2010	2000
Seattle, WA	9,548	2,630	10,257	—	2,630	10,257	328	2010	2003
Seattle, WA	29,655	10,670	37,291	—	10,670	37,291	919	2010	2005
Selbyville, DE	—	750	25,912	—	750	25,912	—	2010	2008
Seven Fields, PA	—	484	4,663	59	484	4,722	1,585	1999	1999
Seville, OH	—	230	1,770	—	230	1,770	387	2005	1981
Shawnee, OK	—	80	1,400	—	80	1,400	574	1996	1995
Sheboygan, WI	—	80	5,320	3,774	80	9,094	663	2006	2006
Shelby, MS	—	60	5,340	—	60	5,340	991	2004	1979
Shelbyville, KY	—	630	3,870	—	630	3,870	630	2005	1965
Sherman, TX	—	700	5,221	—	700	5,221	565	2005	2006
Shrewsbury, NJ	—	2,120	38,116	—	2,120	38,116	—	2010	2000
Silvis, IL	—	880	16,420	—	880	16,420	147	2010	2005
Smithfield, NC	—	290	5,680	—	290	5,680	1,169	2003	1998
Sonoma, CA	15,400	1,100	18,400	869	1,100	19,269	2,467	2005	1988
South Boston, MA	—	385	2,002	5,218	385	7,220	2,460	1995	1961
South Pittsburg, TN	—	430	5,628	—	430	5,628	1,193	2004	1979
Sparks, NV	—	3,700	46,526	—	3,700	46,526	1,789	2007	2009
Spartanburg, SC	—	3,350	15,750	9,028	3,350	24,778	2,498	2005	1997
Spring City, TN	—	420	6,085	2,579	420	8,664	2,179	2001	1987
St. Charles, IL	—	990	15,265	—	990	15,265	647	2006	2009
St. Louis, MO	—	750	6,030	—	750	6,030	1,436	1995	1994
St. Louis, MO	—	1,890	14,430	—	1,890	14,430	—	2010	1963
Stanwood, WA	10,501	2,260	28,474	—	2,260	28,474	689	2010	1998
Starke, FL	—	120	10,180	—	120	10,180	1,903	2004	1990
Statesville, NC	—	150	1,447	266	150	1,713	376	2003	1990
Statesville, NC	—	310	6,183	8	310	6,191	1,228	2003	1996
Statesville, NC	—	140	3,627	—	140	3,627	746	2003	1999
Staunton, VA	—	310	11,090	—	310	11,090	1,196	2007	1959
Stillwater, OK	—	80	1,400	—	80	1,400	577	1995	1995
Stockton, CA	6,773	2,280	5,983	—	2,280	5,983	254	2010	1988
Stuart, FL	—	390	8,110	—	390	8,110	1,503	2004	1985
Swanton, OH	—	330	6,370	—	330	6,370	1,132	2004	1950
Tampa, FL	—	830	6,370	—	830	6,370	1,470	2004	1968
Texarkana, TX	—	192	1,403	—	192	1,403	552	1996	1996
Toledo, OH	16,896	2,040	47,129	—	2,040	47,129	—	2010	1985
Toms River, NJ	—	1,610	34,627	—	1,610	34,627	—	2010	2005
Torrington, CT	—	360	1,261	1,274	360	2,535	767	2004	1966
Troy, OH	—	200	2,000	4,254	200	6,254	832	1997	1997
Troy, OH	—	470	16,730	—	470	16,730	2,862	2004	1971
Tucson, AZ	—	930	13,399	—	930	13,399	1,923	2005	1985
Tulsa, OK	—	1,390	7,110	—	1,390	7,110	127	2010	1998
Tulsa, OK	6,579	1,330	21,285	—	1,330	21,285	—	2010	1986
Tulsa, OK	8,598	1,500	20,861	—	1,500	20,861	—	2010	1984
Twin Falls, ID	—	550	14,740	—	550	14,740	3,557	2002	1991

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Tyler, TX	—	650	5,268	—	650	5,268	511	2006	2007
Uhrichsville, OH	—	24	6,716	—	24	6,716	925	2006	1977
Vacaville, CA	14,683	900	17,100	1,127	900	18,227	2,312	2005	1986
Vallejo, CA	22,409	4,000	18,000	1,341	4,000	19,341	2,428	2005	1989
Vallejo, CA	—	2,330	15,407	—	2,330	15,407	444	2010	1990
Valparaiso, IN	—	112	2,558	—	112	2,558	688	2001	1998
Valparaiso, IN	—	108	2,962	—	108	2,962	780	2001	1999
Vancouver, WA	10,000	1,820	19,042	—	1,820	19,042	484	2010	2006
Venice, FL	—	500	6,000	—	500	6,000	1,108	2004	1987
Venice, FL	—	1,150	10,674	—	1,150	10,674	302	2008	2009
Vero Beach, FL	—	263	3,187	—	263	3,187	830	2001	1999
Vero Beach, FL	—	297	3,263	—	297	3,263	858	2001	1996
Vero Beach, FL	—	2,930	40,070	3,202	2,930	43,272	3,677	2007	2003
W. Hartford, CT	—	2,650	5,980	—	2,650	5,980	1,146	2004	1905
Wake Forest, NC	—	200	3,003	1,742	200	4,745	1,417	1998	1999
Wareham, MA	—	875	10,313	1,701	875	12,014	2,917	2002	1989
Warren, OH	—	240	3,810	—	240	3,810	660	2005	1973
Waterbury, CT	—	370	2,166	1,859	370	4,025	1,085	2006	1972
Waterford, CT	—	1,360	12,540	—	1,360	12,540	3,043	2002	2000
Waukesha, WI	—	1,100	14,910	—	1,100	14,910	402	2008	2009
Waxahachie, TX	—	650	5,763	—	650	5,763	410	2007	2008
Weatherford, TX	—	660	5,261	—	660	5,261	514	2006	2007
Webster, TX	9,713	360	5,940	—	360	5,940	1,470	2002	2000
West Haven, CT	—	580	1,620	1,529	580	3,149	1,019	2004	1971
West Worthington, OH	—	510	5,090	—	510	5,090	733	2006	1980
Westerville, OH	—	740	8,287	2,736	740	11,023	5,344	1998	2001
Westlake, OH	—	1,330	17,926	—	1,330	17,926	4,559	2001	1985
Westlake, OH	—	571	5,411	—	571	5,411	2,121	1998	1957
Westmoreland, TN	—	330	1,822	2,634	330	4,456	1,218	2001	1994
White Hall, IL	—	50	5,550	670	50	6,220	3,316	2002	1971
White Lake, MI	11,145	2,920	20,179	—	2,920	20,179	—	2010	2000
Whitemarsh, PA	—	2,310	6,190	1,702	2,310	7,892	1,236	2005	1967
Whittier, CA	12,295	4,470	22,151	—	4,470	22,151	596	2010	1988
Wichita, KS	—	1,400	11,000	—	1,400	11,000	1,289	2006	1997
Williamsburg, VA	—	1,360	7,440	—	1,360	7,440	805	2007	1970
Williamstown, KY	—	70	6,430	—	70	6,430	1,044	2005	1987
Wilmington, NC	—	210	2,991	—	210	2,991	990	1999	1999
Winchester, VA	—	640	1,510	—	640	1,510	112	2008	1964
Winston-Salem, NC	—	360	2,514	459	360	2,973	630	2003	1996
Winston-Salem, NC	—	5,700	13,550	13,154	5,700	26,704	2,730	2005	1997
Woodbridge, VA	—	680	4,423	330	680	4,753	1,155	2002	1977
Worcester, MA	—	3,500	54,099	—	3,500	54,099	1,448	2007	2009
Worcester, MA	—	2,300	9,060	—	2,300	9,060	576	2008	1993
Zionsville, IN	—	1,610	22,400	—	1,610	22,400	148	2010	2009

Total senior housing and care facilities	660,567	479,062	4,993,512	330,111	484,308	5,318,377	599,276
Medical facilities:
Akron, OH	—	300	20,200	—	300	20,200	528	2009	2008
Amarillo, TX	—	72	11,928	1,400	72	13,328	1,793	2005	1986
Arcadia, CA	10,154	5,408	23,219	1,082	5,618	24,091	3,567	2006	1984
Atlanta, GA	—	4,931	18,720	1,481	5,293	19,839	3,691	2006	1992
Austell, GA	—	2,223	7,982	59	2,223	8,041	2,048	2006	1999
Bartlett, TN	8,498	187	15,015	657	187	15,672	2,205	2007	2004
Boynton Beach, FL	4,225	214	6,574	206	214	6,780	978	2007	2004
Boynton Beach, FL	4,603	2,048	7,692	188	2,048	7,880	1,620	2006	1995
Boynton Beach, FL	4,129	2,048	7,403	645	2,048	8,048	1,169	2006	1997
Boynton Beach, FL	6,164	109	11,235	458	117	11,685	1,624	2007	1996
Boardman, OH	—	1,200	12,800	—	1,200	12,800	862	2008	2008
Boardman, OH	—	80	13,619	—	80	13,619	—	2010	2007
Bellaire, TX	—	4,551	45,900	205	4,551	46,105	5,270	2006	2005
Bellaire, TX	—	2,972	33,445	1,238	2,972	34,683	4,462	2006	2005
Birmingham, AL	—	651	39,552	1,157	651	40,709	6,014	2006	1971
Bowling Green, KY	—	3,800	26,700	45	3,800	26,745	1,726	2008	1992
Bellingham, MA	—	9,270	—	—	9,270	—	—	2010
Bellevue, NE	—	4,500	99,186	—	4,500	99,186	1,465	2008	2010
Bellevue, NE	—	—	15,833	—	—	15,833	239	2010	2010
Boca Raton, FL	13,809	109	34,002	934	124	34,921	5,075	2006	1995
Bridgeton, MO	11,972	450	21,221	—	450	21,221	—	2010	2006
Cedar Grove, WI	—	113	618	—	113	618	19	2010	1986
Clarkson Valley, MO	—	—	—	35,592	—	35,592	568	2009	2010

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Claremore, OK	8,357	132	12,829	270	132	13,099	1,811	2007	2005
Corpus Christi, TX	—	77	3,923	—	77	3,923	653	2005	1968
Coral Springs, FL	—	1,598	10,627	541	1,635	11,131	1,967	2006	1993
Covington, KY	—	1,290	8,093	1,150	1,290	9,243	261	2008	2009
Dallas, TX	15,533	137	28,690	257	137	28,947	4,174	2006	1995
Denton, TX	12,327	—	19,407	395	—	19,802	2,180	2007	2005
Delray Beach, FL	—	1,882	34,767	3,333	1,941	38,041	6,299	2006	1985
Durham, NC	—	6,814	10,825	1,838	7,007	12,470	3,451	2006	1980
Durham, NC	—	—	—	157	13	144	52	2006	1980
Edina, MN	6,033	310	15,132	—	310	15,132	—	2010	2003
El Paso, TX	—	112	15,888	44	112	15,932	2,259	2005	1994
El Paso, TX	10,405	677	17,075	516	677	17,591	2,794	2006	1997
El Paso, TX	—	2,400	32,800	424	2,400	33,224	2,886	2008	2003
El Paso, TX	—	600	6,700	—	600	6,700	511	2008	2003
Fayetteville, GA	3,327	959	7,540	388	959	7,928	1,282	2006	1999
Fresno, CA	—	2,500	35,800	73	2,500	35,873	2,314	2008	1991
Franklin, TN	—	2,338	12,138	267	2,338	12,405	1,933	2007	1988
Franklin, WI	8,122	6,872	7,550	—	6,872	7,550	242	2010	1984
Frisco, TX	9,253	—	18,635	48	—	18,683	2,458	2007	2004
Frisco, TX	—	—	15,309	1,023	—	16,332	2,185	2007	2004
Fort Wayne, IN	—	170	8,232	—	170	8,232	722	2006	2006
Green Bay, WI	10,223	—	14,891	—	—	14,891	422	2010	2002
Green Bay, WI	—	—	31,794	—	—	31,794	1,010	2010	2002
Glendale, CA	8,311	37	18,398	—	37	18,398	2,421	2007	2002
Gallatin, TN	—	20	19,480	—	20	19,480	—	2010	1997
Greeley, CO	—	877	6,707	—	877	6,707	1,031	2007	1997
Germantown, TN	—	3,049	12,456	561	3,049	13,017	1,808	2006	2002
Greeneville, TN	—	970	10,032	—	970	10,032	—	2010	2005
Jupiter, FL	7,255	2,252	11,415	69	2,252	11,484	1,952	2006	2001
Jupiter, FL	4,518	—	5,858	2,868	2,825	5,901	943	2007	2004
Killeen, TX	—	760	22,977	—	760	22,977	—	2010	2010
Kenosha, WI	10,528	—	18,058	—	—	18,058	501	2010	1993
Lafayette, LA	—	1,928	10,483	26	1,928	10,509	1,629	2006	1993
Lenexa, KS	12,440	540	16,013	—	540	16,013	—	2010	2008
Los Gatos, CA	—	488	22,386	466	488	22,852	3,644	2006	1993
Lakeway, TX	—	2,801	—	—	2,801	—	—	2007
Lincoln, NE	11,550	1,420	29,692	—	1,420	29,692	—	2010	2003
Loxahatchee, FL	—	1,340	6,509	10	1,340	6,519	1,004	2006	1993
Loxahatchee, FL	2,708	1,553	4,694	466	1,562	5,151	700	2006	1994
Loxahatchee, FL	—	1,637	5,048	762	1,646	5,801	752	2006	1997
Los Alamitos, CA	8,442	—	18,635	158	39	18,754	2,506	2007	2003
Lake St Louis, MO	—	240	11,937	—	240	11,937	—	2010	2008
Las Vegas, NV	—	6,127	—	—	6,127	—	—	2007
Las Vegas, NV	—	6,734	54,886	89	6,734	54,975	7,170	2006	1991
Las Vegas , NV	6,058	74	15,287	250	74	15,537	2,756	2006	2000
Las Vegas, NV	—	2,319	4,612	688	2,319	5,300	785	2006	1991
Las Vegas, NV	3,095	—	6,921	499	433	6,987	998	2007	1997
Lakewood, CA	—	146	14,885	483	146	15,368	2,145	2006	1993
Lawrenceville, GA	—	2,279	10,732	49	2,298	10,762	1,706	2006	2001
Lawrenceville, GA	—	1,054	4,974	25	1,070	4,983	822	2006	2002
Marinette, WI	8,391	—	13,538	—	—	13,538	452	2010	2002
Malabar, FL	—	5,000	12,000	—	5,000	12,000	—	2010	2008
Middletown, NY	—	1,756	20,364	465	1,756	20,829	4,247	2006	1998
Midwest City, OK	—	146	3,854	—	146	3,854	625	2005	1996
Melbourne, FL	—	600	9,400	—	600	9,400	—	2010	1986
Melbourne, FL	—	1,400	24,400	—	1,400	24,400	—	2010	2003
Melbourne, FL	—	7,000	69,000	—	7,000	69,000	—	2010	2009
Merced, CA	—	—	13,772	—	—	13,772	417	2009	2010
Mesa, AZ	—	1,558	9,561	225	1,558	9,786	1,469	2008	1989
Meridian, ID	—	3,600	20,802	251	3,600	21,053	1,941	2006	2008
Marlton, NJ	—	—	38,300	36	—	38,336	2,475	2008	1994
Merrillville, IN	—	700	11,699	154	700	11,853	835	2007	2008
Merrillville, IN	—	—	22,134	—	—	22,134	1,623	2008	2006
Morrow, GA	—	818	8,064	151	834	8,199	1,213	2007	1990
Mount Juliet, TN	5,288	1,566	11,697	—	1,566	11,697	1,703	2007	2005
Muskego, WI	1,758	964	2,159	—	964	2,159	60	2010	1993
Milwaukee, WI	25,963	—	44,535	—	—	44,535	1,208	2010	1983
Milwaukee, WI	7,289	1,425	11,520	—	1,425	11,520	451	2010	1962
Milwaukee, WI	5,067	540	8,457	—	540	8,457	254	2010	1930
Milwaukee, WI	1,749	922	2,185	—	922	2,185	107	2010	1958
Niagara Falls, NY	—	1,335	17,702	731	1,524	18,244	2,833	2007	1990

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Nashville , TN	—	1,806	7,165	748	1,806	7,913	1,487	2006	1986
Nashville, TN	—	4,300	—	—	4,300	—	—	2010
New Berlin, WI	6,774	3,739	8,290	—	3,739	8,290	249	2010	1993
Okatie, SC	7,983	171	17,791	53	194	17,821	1,913	2007	1998
Orange Village, OH	—	610	7,419	28	610	7,447	1,385	2007	1985
Oshkosh, WI	10,381	—	15,881	—	—	15,881	433	2010	2000
Oshkosh, WI	—	—	18,339	—	—	18,339	505	2010	2000
Palm Springs , CA	—	365	12,396	909	365	13,305	1,989	2006	1998
Phoenix, AZ	29,194	1,149	48,018	5,921	1,149	53,939	6,803	2006	1998
Pineville, NC	—	961	6,974	901	1,069	7,767	1,077	2006	1988
Plantation, FL	9,824	8,563	10,666	1,519	8,575	12,173	2,503	2006	1997
Plantation, FL	9,147	8,848	9,262	—	8,896	9,214	3,563	2006	1996
Plano, TX	—	195	14,805	500	195	15,305	2,133	2005	1995
Plano, TX	—	5,423	20,752	—	5,423	20,752	3,107	2008	2007
Plymouth, WI	1,757	1,250	1,870	—	1,250	1,870	63	2010	1991
Palmer, AK	19,746	—	29,705	630	217	30,118	3,723	2007	2006
Palm Springs, FL	2,774	739	4,066	—	739	4,066	690	2006	1993
Palm Springs, FL	—	1,182	7,765	103	1,182	7,868	1,502	2006	1997
Pearland, TX	—	781	5,517	3	781	5,520	969	2006	2000
Pearland, TX	1,279	948	4,556	74	948	4,630	705	2006	2002
Reno, NV	—	1,117	21,972	260	1,117	22,232	3,404	2010	1991
Sacramento, CA	—	866	12,756	423	866	13,179	1,748	2006	1990
San Bernardino, CA	—	3,700	14,300	326	3,700	14,626	876	2008	1993
San Diego, CA	—	—	22,003	74	—	22,077	1,333	2008	1992
Seattle, WA	—	4,410	39,015	—	4,410	39,015	—	2010	2010
Shakopee, MN	7,266	420	11,360	—	420	11,360	—	2010	1996
Shakopee, MN	12,337	640	18,094	—	640	18,094	—	2010	2007
Sheboygan, WI	1,818	1,012	2,216	—	1,012	2,216	75	2010	1958
Somerville, NJ	—	3,400	22,244	2	3,400	22,246	1,345	2008	2007
San Antonio, TX	—	2,050	16,251	771	2,050	17,022	3,690	2006	1999
San Antonio, TX	—	—	17,303	—	—	17,303	2,387	2007	2007
Stafford, VA	—	—	11,260	—	—	11,260	502	2008	2009
St. Louis, MO	7,602	—	17,247	447	336	17,358	2,662	2007	2001
Suffolk, VA	—	1,530	10,979	—	1,530	10,979	327	2010	2007
Summit, WI	—	2,899	87,666	—	2,899	87,666	4,600	2008	2009
Sewell, NJ	—	—	53,360	3,979	—	57,339	3,100	2007	2009
Oro Valley, AZ	10,363	89	18,339	325	89	18,664	2,424	2007	2004
Tucson, AZ	—	1,302	4,925	146	1,302	5,071	827	2008	1995
Tempe, AZ	5,522	—	9,112	1,864	1,486	9,490	1,486	2007	1996
Tallahassee, FL	—	—	16,404	—	—	16,404	—	2010	2011
Tomball, TX	—	1,404	5,071	560	1,404	5,631	1,242	2006	1982
Trussville, AL	—	1,336	2,177	119	1,336	2,296	828	2006	1990
Tulsa, OK	—	3,003	6,025	20	3,003	6,045	1,307	2006	1992
Viera, FL	—	1,600	10,600	—	1,600	10,600	—	2010	1998
Van Nuys, CA	—	—	36,187	—	—	36,187	1,094	2009	1991
Voorhees, NJ	—	6,404	24,251	1,203	6,404	25,454	3,181	2006	1997
Pewaukee, WI	—	4,700	20,669	—	4,700	20,669	2,308	2007	2007
Webster, TX	—	2,418	12,028	32	2,418	12,060	2,043	2006	1991
Wellington, FL	7,066	107	16,933	129	107	17,062	2,259	2006	2000
Wellington , FL	6,338	—	13,697	351	381	13,667	1,702	2007	2003
Warrington, PA	—	85	23,231	1,653	3,104	21,865	3,360	2008	2001
West Palm Beach, FL	7,061	628	14,740	100	628	14,840	2,217	2006	1993
West Palm Beach, FL	6,518	610	14,618	80	610	14,698	2,691	2006	1991
West Allis, WI	2,486	1,106	3,309	—	1,106	3,309	135	2010	1961
West Seneca, NY	12,698	917	22,435	879	1,296	22,935	3,140	2007	1990
Yorkville, IL	—	1,419	2,816	73	1,419	2,889	623	2006	1980

Total medical facilities	463,478	232,281	2,486,537	90,758	242,742	2,566,834	237,690
Construction in progress	—	—	356,793	—	—	356,793	—

Total continuing operations properties	1,124,045	711,343	7,836,842	420,869	727,050	8,242,004	836,966
Assets held for sale:
Cedar Hill, TX	—	171	894	—	171	894	—	1997	1996
Chicago, IL	—	3,650	1,900	—	3,650	1,900	—	2002	1979
Duncan, OK	—	103	802	—	103	802	—	1995	1996
Desoto, TX	—	205	844	—	205	844	—	1996	1996
Edmond, OK	—	175	940	—	175	940	—	1995	1996
Enid, OK	—	90	817	—	90	817	—	1995	1995
Midwest City, OK	—	95	813	—	95	813	—	1996	1995
Oklahoma City, OK	—	87	919	—	87	919	—	1996	1996

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period
			Buildings &	Subsequent to		Buildings &	Accumulated	Year	Year
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Depreciation	Acquired	Built
	(Dollars in thousands)

Oklahoma City, OK	—	130	802	—	130	802	—	1995	1996
Palestine, TX	—	173	853	—	173	853	—	1996	1996
Ponca City, OK	—	114	906	—	114	906	—	1995	1995
Waxahachie, TX	—	154	865	—	154	865	—	1996	1996
Houston, TX	—	360	1,999	—	360	1,999	—	2002	1999
Houston, TX	—	360	2,006	—	360	2,006	—	2002	1999
Oklahoma City, OK	—	220	1,994	—	220	1,994	—	1999	1999

Total assets held for sale	—	6,087	17,354	—	6,087	17,354	—

Total investments in real property owned	$1,124,045	$717,430	$7,854,196	$420,869	$733,137	$8,259,358	$836,966

(1)	Represents real property asset associated with a capital lease.

HEALTH CARE REIT, INC.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Reconciliation of real property:
Investment in real estate:
Balance at beginning of year	$6,336,291	$5,979,575	$5,117,005
Additions:
Acquisitions	1,707,421	67,673	451,363
Improvements	398,510	590,394	646,161
Conversions from loans receivable	10,070	—	23,097
Assumed other items, net	208,314	—	1,899
Assumed debt	559,508	—	—
Purchase price adjustments	—	665	—
Reclassification of lease commissions	—	—	2,359

Total additions	2,883,823	658,732	1,124,879
Deductions:
Cost of real estate sold	(216,300)	(260,956)	(219,079)
Reclassification of accumulated depreciation and amortization for assets held for sale	(10,372)	(15,837)	(10,582)
Impairment of assets	(947)	(25,223)	(32,648)

Total deductions	(227,619)	(302,016)	(262,309)

Balance at end of year(2)	$8,992,495	$6,336,291	$5,979,575

Accumulated depreciation:
Balance at beginning of year	$677,851	$600,781	$478,373
Additions:
Depreciation and amortization expenses	202,543	164,923	163,045
Amortization of above market leases	2,524	2,061	3,477
Reclassification of lease commissions	—	—	423

Total additions	205,067	166,984	166,945
Deductions:
Sale of properties	(31,919)	(74,244)	(33,578)
Reclassification of accumulated depreciation and amortization for assets held for sale	(14,033)	(15,670)	(10,959)

Total deductions	(45,952)	(89,914)	(44,537)

Balance at end of year	$836,966	$677,851	$600,781

(2)	The aggregate cost for tax purposes for real property equals $8,802,656,000, $6,378,056,000 and $5,977,346,000 at December 31, 2010, 2009 and 2008, respectively.

HEALTH CARE REIT, INC.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2010

					(In thousands)
								Principal Amount
								of Loans Subject to
			Final	Periodic			Carrying	Delinquent
			Maturity	Payment	Prior	Face Amount	Amount of	Principal or
Description	Interest Rate		Date	Terms	Liens	of Mortgages	Mortgages	Interest

First mortgage relating to one senior housing facility in New York	7.60%		06/30/13	Monthly Payments $234,829	$—	$40,000	$37,799	$—
First mortgage relating to one hospital in California	8.11%		12/01/17	Monthly Payments $99,373	—	17,500	15,218	—
First mortgage relating to one hospital in California	9.50%		06/01/20	Monthly Payments $146,191	—	17,500	13,747	—
First mortgage relating to one senior housing facility in North Carolina	7.35%		04/30/15	Monthly Payments $40,234	—	7,000	6,525	—
First mortgage relating to one medical office building in Georgia	6.50%		10/01/14	Monthly Payments $33,042	—	6,100	6,100	—
First mortgage relating to one hospital in California	9.63%		01/14/14	Monthly Payments $140,072	—	18,800	4,888	—
First mortgage relating to one senior housing facility in Arizona	3.55%		01/01/13	Monthly Payments $12,511	—	4,151	4,151	4,151
Second mortgage relating to one hospital in California	9.13%		10/31/13	Monthly Payments $137,558	13,747	13,000	4,107	—
Second mortgage relating to one senior housing facility in Wisconsin	15.21%		01/15/15	Monthly Payments $42,625	7,792	3,300	3,300	—
Seven first mortgages relating to four senior housing facilities and three medical office buildings	From 3.00	% to 10.90%	From 09/01/11 to 06/30/20	Monthly Payments from $739 to 52,811	—	13,605	11,598	—
Second mortgage relating to one hospital in Massachusetts	12.17%		06/30/10	Monthly Payments $16,900	4,100	2,000	1,850	1,850

Totals					$25,639	$142,956	$109,283	$6,001

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Reconciliation of mortgage loans:
Balance at beginning of year	$74,517	$137,292	$143,091
Additions:
New mortgage loans	73,439	9,456	22,142

Total additions	73,439	9,456	22,142
Deductions:
Collections of principal(1)	(10,540)	(54,696)	(4,844)
Conversions to real property	(10,070)	—	(23,097)
Charge-offs	(18,063)	(17,535)	—

Total deductions	(38,673)	(72,231)	(27,941)

Balance at end of year	$109,283	$74,517	$137,292

(1)	Includes collection of negative principal amortization.

EXHIBIT INDEX

1.1		Form of Equity Distribution Agreement, dated as of November 12, 2010, entered into by and between the Company and each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. (filed with the Commission as Exhibit 1.1 to the Company’s Form 8-K filed November 15, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
2	.1(a)	Agreement and Plan of Merger, dated as of September 12, 2006, by and among the Company, Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed September 15, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
2	.1(b)	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2006, by and among the Company, Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed October 13, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(a)	Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(b)	Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(c)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(d)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(e)	Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/A filed July 8, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(f)	Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(g)	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.9 to the Company’s Form 10-Q filed August 9, 2007 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(h)	Certificate of Change of Location of Registered Office and of Registered Agent of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-Q filed August 6, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
3	.1(i)	Certificate of Designation of 6% Series H Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed January 11, 2011 (File No. 001-08923), and incorporated herein by reference thereto).
3.2		Second Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed October 29, 2007 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(a)	Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(b)	Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(c)	Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003 (File No. 001-08923), and incorporated herein by reference thereto).

4	.1(d)	Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(e)	Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(f)	Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(g)	Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(h)	Supplemental Indenture No. 4, dated as of April 27, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 28, 2005 (File No. 001-08923), and incorporated herein by reference thereto).
4	.1(i)	Supplemental Indenture No. 5, dated as of November 30, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 30, 2005 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(a)	Indenture, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 20, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(b)	Supplemental Indenture No. 1, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 20, 2006 (File No. 001-08923), and incorporated herein by reference thereto).
4	.2(c)	Supplemental Indenture No. 2, dated as of July 20, 2007, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed July 20, 2007 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(a)	Indenture, dated as of March 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 15, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(b)	Supplemental Indenture No. 1, dated as of March 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 15, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(c)	Amendment No. 1 to Supplemental Indenture No. 1, dated as of June 18, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed June 18, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(d)	Supplemental Indenture No. 2, dated as of April 7, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 7, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(e)	Amendment No. 1 to Supplemental Indenture No. 2, dated as of June 8, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed June 8, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
4	.3(f)	Supplemental Indenture No. 3, dated as of September 10, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4	.3(g)	Supplemental Indenture No. 4, dated as of November 16, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 16, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
4.4		Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
4.5		Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).
10.1		Fourth Amended and Restated Loan Agreement, dated as of August 6, 2007, by and among the Company and certain of its subsidiaries, the banks signatory thereto, KeyBank National Association, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and UBS Securities LLC, Bank of America, N.A., JPMorgan Chase Bank, N.A., Calyon New York Branch, Barclays Bank PLC and Fifth Third Bank, as documentation agents (filed with the SEC as Exhibit 10.2 to the Company’s Form 10-Q filed August 9, 2007 (File No. 001-08923), and incorporated herein by reference thereto).
10.2		Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004 (File No. 001-08923), and incorporated herein by reference thereto).
10	.3(a)	The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.3(b)	First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*
10	.3(c)	Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*
10	.3(d)	Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.3(e)	Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.4(a)	Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.4(b)	First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.4(c)	Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/A filed October 27, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(a)	Amended and Restated Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed March 25, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(b)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(c)	Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.6 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(d)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.8 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10	.5(e)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(f)	Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.7 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(g)	Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.9 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(h)	Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(i)	Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(j)	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(k)	Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(l)	Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.22 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(m)	Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.23 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(n)	Form of Restricted Stock Agreement for the Chief Executive Officer under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(o)	Form of Restricted Stock Agreement for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(p)	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.24 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(q)	Form of Amendment to Deferred Stock Unit Grant Agreements for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.10 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(r)	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.11 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10	.5(s)	Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.5 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*
10.6		Fifth Amended and Restated Employment Agreement, dated December 2, 2010, by and between the Company and George L. Chapman (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed December 8, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*
10.7		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Scott A. Estes (filed with the Commission as Exhibit 10.4 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.8		Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.3 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.9	Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Jeffrey H. Miller (filed with the Commission as Exhibit 10.8 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10	Employment Agreement, dated January 19, 2009, between the Company and John T. Thomas (filed with the Commission as Exhibit 10.10 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11	Third Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Erin C. Ibele (filed with the Commission as Exhibit 10.11 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12	Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Daniel R. Loftus (filed with the Commission as Exhibit 10.12 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13	Amended and Restated Consulting Agreement, dated December 29, 2008, between the Company and Fred S. Klipsch (filed with the Commission as Exhibit 10.5 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14	Amended and Restated Consulting Agreement, dated December 29, 2008, between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.14 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.15	Amended and Restated Health Care REIT, Inc. Supplemental Executive Retirement Plan, dated December 29, 2008 (filed with the Commission as Exhibit 10.12 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16	Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10.17	Summary of Director Compensation.*
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).
14	Code of Business Conduct and Ethics (filed with the Commission as Exhibit 14 to the Company’s Form 10-K filed March 12, 2004 (File No. 001-08923), and incorporated herein by reference thereto).
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney executed by William C. Ballard, Jr. (Director).
24.2	Power of Attorney executed by Pier C. Borra (Director).
24.3	Power of Attorney executed by Thomas J. DeRosa (Director).
24.4	Power of Attorney executed by Jeffrey H. Donahue (Director).
24.5	Power of Attorney executed by Peter J. Grua (Director).
24.6	Power of Attorney executed by Fred S. Klipsch (Director).
24.7	Power of Attorney executed by Sharon M. Oster (Director).
24.8	Power of Attorney executed by Jeffrey R. Otten (Director).
24.9	Power of Attorney executed by R. Scott Trumbull (Director).
24.10	Power of Attorney executed by George L. Chapman (Director, Chairman of the Board, Chief Executive Officer and President and Principal Executive Officer).
24.11	Power of Attorney executed by Scott A. Estes (Executive Vice President and Chief Financial Officer and Principal Financial Officer).
24.12	Power of Attorney executed by Paul D. Nungester, Jr. (Vice President and Controller and Principal Accounting Officer).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement.