Form 10-K/A
period 2010-12-31
HEALTH CARE REIT INC /DE/
filed 2011-03-24
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission File No. 1-8923
HEALTH CARE REIT, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1096634

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4500 Dorr Street, Toledo, Ohio	43615

(Address of principal executive office)	(Zip Code)
(419) 247-2800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange
7.875% Series D Cumulative	New York Stock Exchange
Redeemable Preferred Stock, $1.00 par value
7.625% Series F Cumulative	New York Stock Exchange
Redeemable Preferred Stock, $1.00 par value
6.50% Series I Cumulative	New York Stock Exchange
Convertible Perpetual Preferred Stock, $1.00 par value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE
     This Amendment No. 1 to Health Care REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 25, 2011 (the “Original Filing”), is being filed solely to include eXtensible Business Reporting Language (XBRL) information in Exhibit 101 that was excluded from the timely filed Original Filing, as provided for under Rule 405 of Regulation S-T. This Amendment No. 1 does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date (except as provided on the cover page of this Amendment No. 1).
     Exhibit 101 provides the following items formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2010 and 2009; (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Equity for the years ended December, 2010, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; (v) Notes to Consolidated Financial Statements; (vi) Schedule III — Real Estate and Accumulated Depreciation; and (vii) Schedule IV — Mortgage Loans on Real Estate.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HEALTH CARE REIT, INC.
Date: March 24, 2011	By:	/s/ George L. Chapman
Chairman, Chief Executive Officer, President and Director

EXHIBIT INDEX

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Amendment No. 1 to Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Statements of Equity for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (v) the Notes to Consolidated Financial Statements, (vi) Schedule III — Real Estate and Accumulated Depreciation and (vii) Schedule IV — Mortgage Loans on Real Estate.

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