Form 10-Q
period 2011-03-31
HEALTH CARE REIT INC /DE/
filed 2011-05-10
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2011, the registrant had 176,757,398 shares of common stock outstanding.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets — March 31, 2011 and December 31, 2010	3

Consolidated Statements of Income — Three months ended March 31, 2011 and 2010	4

Consolidated Statements of Equity — Three months ended March 31, 2011 and 2010	5

Consolidated Statements of Cash Flows — Three months ended March 31, 2011 and 2010	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 5. Other Information	49

Item 6. Exhibits	50

Signatures	51
EX-3.1
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
	(In thousands)
Assets
Real estate investments:
Real property owned:
Land and land improvements	$819,622	$727,050
Buildings and improvements	8,707,973	7,627,132
Acquired lease intangibles	347,620	258,079
Real property held for sale, net of accumulated depreciation	71,126	23,441
Construction in progress	353,812	356,793

Gross real property owned	10,300,153	8,992,495
Less accumulated depreciation and amortization	(867,050)	(836,966)

Net real property owned	9,433,103	8,155,529
Real estate loans receivable:
Real estate loans receivable	447,351	436,580
Less allowance for losses on loans receivable	(1,524)	(1,276)

Net real estate loans receivable	445,827	435,304

Net real estate investments	9,878,930	8,590,833
Other assets:
Equity investments	250,111	237,107
Goodwill	51,207	51,207
Deferred loan expenses	48,620	32,960
Cash and cash equivalents	2,667,995	131,570
Restricted cash	38,722	79,069
Receivables and other assets	322,459	328,988

Total other assets	3,379,114	860,901

Total assets	$13,258,044	$9,451,734

Liabilities and equity
Liabilities:
Borrowings under unsecured line of credit arrangement	$—	$300,000
Senior unsecured notes	4,427,850	3,034,949
Secured debt	1,711,973	1,125,906
Captial lease obligations	8,813	8,881
Accrued expenses and other liabilities	334,259	244,345

Total liabilities	6,482,895	4,714,081
Redeemable noncontrolling interests	4,546	4,553
Equity:
Preferred stock	1,010,417	291,667
Common stock	176,563	147,155
Capital in excess of par value	6,280,906	4,932,468
Treasury stock	(13,480)	(11,352)
Cumulative net income	1,708,248	1,676,196
Cumulative dividends	(2,538,601)	(2,427,881)
Accumulated other comprehensive income (loss)	(10,295)	(11,099)
Other equity	6,383	5,697

Total Health Care REIT, Inc. stockholders’ equity	6,620,141	4,602,851
Noncontrolling interests	150,462	130,249

Total equity	6,770,603	4,733,100

Total liabilities and equity	$13,258,044	$9,451,734

NOTE: The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share data)
Revenues:
Rental income	$169,658	$135,333
Resident fees and services	71,286	—
Interest income	11,709	9,048
Other income	2,824	996

Total revenues	255,477	145,377
Expenses:
Interest expense	58,897	28,425
Property operating expenses	64,485	12,513
Depreciation and amortization	73,476	40,652
Transaction costs	36,065	7,714
General and administrative	17,714	16,821
Loss (gain) on extinguishment of debt	—	18,038
Provision for loan losses	248	—

Total expenses	250,885	124,163

Income from continuing operations before income taxes and income from unconsolidated joint ventures	4,592	21,214
Income tax (expense) benefit	(129)	(84)
Income from unconsolidated joint ventures	1,543	768

Income from continuing operations	6,006	21,898
Discontinued operations:
Gain (loss) on sales of properties	26,156	6,718
Impairment of assets	(202)	—
Income (loss) from discontinued operations, net	(150)	3,078

Discontinued operations, net	25,804	9,796

Net income	31,810	31,694
Less: Preferred stock dividends	8,680	5,509
Less: Net income (loss) attributable to noncontrolling interests(1)	(242)	373

Net income attributable to common stockholders	$23,372	$25,812

Average number of common shares outstanding:
Basic	154,945	123,270
Diluted	155,485	123,790

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$(0.02)	$0.13
Discontinued operations, net	0.17	0.08

Net income attributable to common stockholders*	$0.15	$0.21

Diluted:
Income from continuing operations attributable to common stockholders	$(0.02)	$0.13
Discontinued operations, net	0.17	0.08

Net income attributable to common stockholders*	$0.15	$0.21

Dividends declared and paid per common share	$0.69	$0.68

*	Amounts may not sum due to rounding

(1)	Includes amounts attributable to redeemable noncontrolling interests.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended March 31, 2011
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
(in thousands)	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total

Balances at beginning of period	$291,667	$147,155	$4,932,468	$(11,352)	$1,676,196	$(2,427,881)	$(11,099)	$5,697	$130,249	$4,733,100
Comprehensive income:
Net income (loss)					32,052				(250)	31,802
Other comprehensive income:
Unrealized gain (loss) on equity investments							322			322
Cash flow hedge activity							482			482

Total comprehensive income										32,606

Contributions by noncontrolling interests			6,017						27,486	33,503
Distributions to noncontrolling interests									(7,023)	(7,023)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		658	34,486	(2,128)				(353)		32,663
Proceeds from issuance of common stock		28,750	1,329,944							1,358,694
Proceeds from issuance of preferred stock	718,750		(22,009)							696,741
Option compensation expense								1,039		1,039
Cash dividends paid:
Common stock cash dividends						(102,040)				(102,040)
Preferred stock cash dividends						(8,680)				(8,680)

Balances at end of period	$1,010,417	$176,563	$6,280,906	$(13,480)	$1,708,248	$(2,538,601)	$(10,295)	$6,383	$150,462	$6,770,603

	Three Months Ended March 31, 2010
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total

Balances at beginning of period	$288,683	$123,385	$3,900,666	$(7,619)	$1,547,669	$(2,057,658)	$(2,891)	$4,804	$10,412	$3,807,451
Comprehensive income:
Net income (loss)					31,321				373	31,694
Other comprehensive income:
Unrealized gain (loss) on equity investments							90			90
Cash flow hedge activity							(1,291)			(1,291)

Total comprehensive income										30,493

Contributions by noncontrolling interests									1,359	1,359
Distributions to noncontrolling interests									(2,462)	(2,462)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		577	24,044	(3,684)				(238)		20,699
Conversion of preferred stock	(709)	17	692							—
Equity component of convertible debt			(8,565)							(8,565)
Option compensation expense								973		973
Cash dividends paid:
Common stock cash dividends						(84,523)				(84,523)
Preferred stock cash dividends						(5,509)				(5,509)

Balances at end of period	$287,974	$123,979	$3,916,837	$(11,303)	$1,578,990	$(2,147,690)	$(4,092)	$5,539	$9,682	$3,759,916

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Operating activities
Net income	$31,810	$31,694
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	74,768	43,581
Other amortization expenses	4,338	3,414
Provision for loan losses	248	—
Impairment of assets	202	—
Stock-based compensation expense	5,593	7,550
Loss (gain) on extinguishment of debt	—	18,038
Income from unconsolidated joint ventures	(1,543)	(768)
Rental income in excess of cash received	(1,418)	(2,715)
Amortization related to above (below) market leases, net	(658)	(487)
Loss (gain) on sales of properties	(26,156)	(6,718)
Increase (decrease) in accrued expenses and other liabilities	57,901	5,824
Decrease (increase) in receivables and other assets	(29,973)	(6,925)

Net cash provided from (used in) operating activities	115,112	92,488

Investing activities
Investment in real property, net of cash acquired	(684,677)	(161,811)
Capitalized interest	(4,665)	(7,076)
Investment in real estate loans receivable	(23,112)	(11,151)
Other investments, net of payments	(2,815)	(114)
Principal collected on real estate loans receivable	12,341	4,666
Contributions to unconsolidated joint ventures	(602)	(159,981)
Distributions from unconsolidated joint ventures	980	—
Decrease in restricted cash	45,797	5,545
Proceeds from sales of real property	44,048	38,059

Net cash provided from (used in) investing activities	(612,705)	(291,863)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	(300,000)	285,000
Proceeds from issuance of senior unsecured notes	1,381,086	335,212
Payments to extinguish senior unsecured notes	—	(342,394)
Payments on secured debt	(5,906)	(3,378)
Net proceeds from the issuance of common stock	1,388,118	17,791
Net proceeds from the issuance of preferred stock	696,741	—
Decrease (increase) in deferred loan expenses	(8,339)	(639)
Contributions by noncontrolling interests(1)	95	1,359
Distributions to noncontrolling interests(1)	(7,057)	(2,462)
Cash distributions to stockholders	(110,720)	(90,032)

Net cash provided from (used in) financing activities	3,034,018	200,457

Increase (decrease) in cash and cash equivalents	2,536,425	1,082
Cash and cash equivalents at beginning of period	131,570	35,476

Cash and cash equivalents at end of period	$2,667,995	$36,558

Supplemental cash flow information:
Interest paid	$35,081	$25,215
Income taxes paid	31	94

(1)	Includes amounts attributable to redeemable noncontrolling interests.
See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of March 31, 2011, our broadly diversified portfolio consisted of 727 properties in 44 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on our website at www.hcreit.com.
2. Accounting Policies and Related Matters
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily an indication of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
New Accounting Standards
     In April 2011, FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). It intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. We are continuing to evaluate the impact of adoption of this ASU.
3. Real Property Acquisitions and Development
Silverado Partnership
     During the three months ended March 31, 2011, we completed the formation of our partnership with Silverado Senior Living, Inc. to own and operate a portfolio of 18 combination senior housing and care communities located in California, Texas, Arizona and Utah. We own a 95.4% partnership interest and Silverado owns the remaining 4.6% interest and continues to manage the communities. The partnership owns and operates six communities previously owned by us and 12 additional communities previously owned by Silverado. The transaction took advantage of the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). The results of operations for this partnership have been included in our consolidated results of operations beginning as of January 1, 2011 and are a component of our senior housing operating segment. Consolidation is based on a combination of ownership interest and operational decision-making control authority.
     In conjunction with the formation of the partnership, we contributed $163,368,000 of cash and the six properties previously owned by us. Silverado contributed the remaining 12 properties to the partnership and the secured debt relating to these properties in exchange for their 4.6% interest in the partnership. The six properties are recorded at their historical carrying values and the noncontrolling interest was established based on such values. The difference between the fair value of the consideration received relating to these properties and the historical allocation of the 4.6% noncontrolling interest was recorded in capital in excess of par value. The total purchase price for the 12 communities acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with the company’s accounting policies. Such allocations have not been finalized as we await final asset valuations and, as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at March 31, 2011 is preliminary and subject to adjustment. The 4.6% noncontrolling interest relating to the acquired 12 properties is also reflected at estimated fair value. The weighted average useful life of the acquired intangibles was 6.2 years as of March 31, 2011. The following table presents the preliminary allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values (in thousands):

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Land and land improvements	$11,170
Buildings and improvements	173,841
Acquired lease intangibles	19,305
Investment in unconsolidated subsidiary	14,960
Cash and cash equivalents	4,084

Total assets acquired	223,360
Secured debt	60,667

Total liabilities assumed	60,667
Capital in excess of par	6,017
Noncontrolling interests	7,836

Net assets acquired	$148,840

Benchmark Partnership
     During the three months ended March 31, 2011, we completed the formation of our partnership with Benchmark Senior Living to own and operate a portfolio of 34 senior housing communities located in New England. We own a 95% partnership interest and Benchmark owns the remaining 5% interest and continues to manage the communities. The 34 communities included in the partnership were previously owned by The GPT Group and Benchmark. The transaction took advantage of the structure authorized by RIDEA. The results of operations for this partnership have been included in our consolidated results of operations beginning as of March 28, 2011 and are a component of our senior housing operating segment. Consolidation is based on a combination of ownership interest and operational decision-making control authority.
     In conjunction with the formation of the partnership, we contributed $380,278,000 of cash and the partnership assumed the secured debt relating to these properties. Benchmark contributed the 34 properties to the partnership and the secured debt relating to these properties in exchange for their 5% interest in the partnership. The total purchase price for the communities acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with the company’s accounting policies. Such allocations have not been finalized as we await final asset valuations and, as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at March 31, 2011 is preliminary and subject to adjustment. The 5% noncontrolling interest relating to the acquired properties is also reflected at estimated fair value. The weighted average useful life of the acquired intangibles was approximately 1.5 years as of March 31, 2011. The following table presents the preliminary allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values (in thousands):

Land and land improvements	$60,440
Buildings and improvements	792,394
Acquired lease intangibles	68,980
Cash and cash equivalents	28,258
Restricted cash	5,451

Total assets acquired	955,523
Secured debt	524,989
Accrued expenses and other liabilities	17,412
Entrance fee liability	13,269

Total liabilities assumed	555,670
Noncontrolling interests	19,575

Net assets acquired	$380,278

     Real Property Investment Activity
     The following is a summary of our real property investment activity for the periods presented (in thousands):

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2011		March 31, 2010
	Properties	Amount	Properties	Amount
Real property acquisitions:
Senior housing operating	46	$1,126,130	—	$—
Senior housing triple-net	7	113,364	—	—
Medical facilities	—	—	17	223,152
Land parcels	1	9,396	—	—

Total acquisitions	54	1,248,890	17	223,152
Less: Assumed debt		(592,711)		(108,244)
Assumed other items, net		(71,788)		(31,048)

Cash disbursed for acquisitions		584,391		83,860
Construction in progress additions:
Senior housing triple-net		31,893		27,445
Medical facilities		82,590		54,597

Total construction in progress additions		114,483		82,042
Less: Capitalized interest		(4,665)		(7,076)
Accruals(1)		(19,130)		(4,475)

Cash disbursed for construction in progress		90,688		70,491
Capital improvements to existing properties		9,598		7,460

Total cash invested in real property		$684,677		$161,811

(1)	Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the period noted above.
     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

	Three Months Ended
	March 31, 2011	March 31, 2010
Development projects:
Senior housing triple-net	$—	$149,075
Medical facilities	105,940	13,652

Total development projects	105,940	162,727
Expansion projects	11,524	1,298

Total construction in progress conversions	$117,464	$164,025

     Transaction costs for the three months ended March 31, 2011 primarily represent costs incurred with the Genesis (see Note 18), Silverado and Benchmark transactions (including due diligence costs, fees for legal and valuation services, and termination of a pre-existing relationship computed based on the fair value of the assets acquired), lease termination fees and costs incurred in connection with the new property acquisitions.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Real Estate Intangibles
     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	March 31, 2011	December 31, 2010
Assets:
In place lease intangibles	$270,121	$182,030
Above market tenant leases	24,084	24,089
Below market ground leases	46,992	46,992
Lease commissions	6,423	4,968

Gross historical cost	347,620	258,079
Accumulated amortization	(64,455)	(49,145)

Net book value	$283,165	$208,934

Weighted-average amortization period in years	15.5	18.2

Liabilities:
Below market tenant leases	$57,127	$57,261
Above market ground leases	5,020	5,020

Gross historical cost	62,147	62,281
Accumulated amortization	(17,366)	(15,992)

Net book value	$44,781	$46,289

Weighted-average amortization period in years	12.6	14.0
5. Dispositions, Assets Held for Sale and Discontinued Operations
     During the three months ended March 31, 2011, we sold 14 senior housing triple-net properties for net gains of $26,156,000. At March 31, 2011, we had one medical facility and 18 senior housing triple-net facilities that satisfied the requirements for held for sale treatment and such properties were properly recorded at the lesser of their estimated fair values less costs to sell or carrying values. During the three months ended March 31, 2011, we recorded an impairment charge of $202,000 related to two senior housing triple-net facilities to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Real property dispositions:
Senior housing triple-net	$17,892	$25,097
Medical facilities	—	6,244

Total dispositions	17,892	31,341
Add: Gain on sales of real property	26,156	6,718

Proceeds from real property sales	$44,048	$38,059

     We have reclassified the income and expenses attributable to all properties sold and attributable to properties held for sale at March 31, 2011 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$2,404	$8,774
Expenses:
Interest expense	433	1,560
Property operating expenses	829	1,207
Provision for depreciation	1,292	2,929

Income (loss) from discontinued operations, net	$(150)	$3,078

6. Real Estate Loans Receivable
     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2011			March 31, 2010
	Senior Housing	Medical		Senior Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$11,807	$—	$11,807	$634	$—	$634
Draws on existing loans	8,824	2,481	11,305	10,517	—	10,517

Net cash advances on real estate loans	20,631	2,481	23,112	11,151	—	11,151
Receipts on real estate loans receivable:
Loan payoffs	7,607	—	7,607	1,599	—	1,599
Principal payments on loans	2,653	2,081	4,734	3,067	—	3,067

Total receipts on real estate loans	10,260	2,081	12,341	4,666	—	4,666

Net advances (receipts) on real estate loans	$10,371	$400	$10,771	$6,485	$—	$6,485

     We recorded $248,000 of provision for loan losses during the three months ended March 31, 2011, resulting in an allowance for loan losses of $1,524,000 relating to real estate loans with outstanding balances of $9,478,000, all of which were on non-accrual status at March 31, 2011.
7. Investments in Unconsolidated Joint Ventures
     During the six months ended June 30, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). We acquired a 49% interest in a seven-building life science campus located in University Park in Cambridge, MA, which is immediately adjacent to the campus of the Massachusetts Institute of Technology. Six buildings closed on February 22, 2010 and the seventh closed on June 30, 2010. The portfolio is 100% leased. In connection with these transactions, we invested $174,692,000 of cash which is recorded as an equity investment on the balance sheet. Our share of the non-recourse secured debt assumed by the joint venture was approximately $156,729,000 with weighted-average interest rates of 7.1%. The aggregate remaining unamortized basis difference of our investment in this joint venture of $12,992,000 at March 31, 2011 is primarily attributable to real estate and related intangible assets and will be amortized over the life of the related properties and included in the reported amount of income from unconsolidated joint ventures.
     In December 2010, we entered into a strategic joint venture relationship with a national medical office building company. In connection with this transaction, we invested $21,321,000 of cash which is recorded as an equity investment on the balance sheet. Our share of the non-recourse secured debt assumed by the joint venture was approximately $24,609,000 with weighted-average interest rates of 6.06%. The aggregate remaining unamortized basis difference of our investment in this joint venture of $1,531,000 at March 31, 2011 is primarily attributable to real estate and related intangible assets and will be amortized over the life of the related properties and included in the reported amount of income from unconsolidated joint ventures.
     In addition, in January 2011, we completed the formation of a partnership with Silverado Senior Living, Inc. See Note 3 for additional information.
     The results of operations for these investments have been included in our consolidated results of operations from the date of acquisition by the joint venture and are reflected in our income statement as income from unconsolidated joint ventures.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. Customer Concentration
     The following table summarizes certain information about our customer concentration as of March 31, 2011 (dollars in thousands):

	Number of	Total	Percent of
	Properties(2)	Investment(2)	Investment(3)
Concentration by investment:(1)
Benchmark Senior Living	34	$923,506	9%
Merrill Gardens LLC	38	720,947	7%
Brandywine Senior Living, LLC	19	608,847	6%
Senior Living Communities, LLC	12	601,303	6%
Senior Star Living	10	461,969	5%
Remaining portfolio	601	6,563,882	67%

Totals	714	$9,880,454	100%

(1)	All of our top five customers are in our senior housing operating segment, except for Brandywine and Senior Living, which are in our senior housing triple-net segment.

(2)	Excludes our share of unconsolidated joint venture investments. Please see Note 7 for additional information.

(3)	Investments with our top five customers comprised 32% of total investments at December 31, 2010.
9. Borrowings Under Line of Credit Arrangement and Related Items
     At March 31, 2011, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1,150,000,000. On January 24, 2011, we provided notice to KeyBank National Association, as administrative agent, of our desire to extend the line of credit. Under the terms of the loan agreement, we had the right to extend the revolving line of credit for one year if we were in compliance with all covenants and paid an extension fee of $1,725,000. As a result of the extension, the line of credit will now expire on August 6, 2012. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.85% at March 31, 2011). The applicable margin is based on certain of our debt ratings and was 0.6% at March 31, 2011. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.15% at March 31, 2011. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement.
     The following information relates to aggregate borrowings under the unsecured line of credit arrangement for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Balance outstanding at quarter end	$—	$425,000
Maximum amount outstanding at any month end	$495,000	$425,000
Average amount outstanding (total of daily principal balances divided by days in period)	$319,222	$283,111
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	1.59%	1.47%
10. Senior Unsecured Notes and Secured Debt
     We have $4,427,850,000 of senior unsecured notes with annual stated interest rates ranging from 3.00% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $4,464,930,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 11 for further discussion regarding derivative instruments.
     During the three months ended December 31, 2006, we issued $345,000,000 of 4.75% senior unsecured convertible notes due December 2026. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 20.8833 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $47.89 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2011, December 1, 2016 and December 1, 2021, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. During the three months ended March 31, 2009, we extinguished $5,000,000 of these notes and recognized a gain of

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
$446,000. During the six months ended June 30, 2010, we extinguished $214,412,000 of these notes, recognized a loss of $8,837,000 and paid $18,552,000 to reacquire the equity component of convertible debt. As of March 31, 2011, we had $125,588,000 of these notes outstanding.
     In July 2007, we issued $400,000,000 of 4.75% senior unsecured convertible notes due July 2027. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of our common stock at an initial conversion rate of 20.0000 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $50.00 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of July 15, 2012, July 15, 2017 and July 15, 2022, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. During the three months ended March 31, 2009, we extinguished $5,000,000 of these notes and recognized a gain of $594,000. During the six months ended June 30, 2010, we extinguished $226,914,000 of these notes, recognized a loss of $16,235,000 and paid $21,062,000 to reacquire the equity component of convertible debt. As of March 31, 2011, we had $168,086,000 of these notes outstanding.
     During the year ended December 31, 2010, we issued $494,403,000 of 3.00% senior unsecured convertible notes due December 2029. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 19.5064 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $51.27 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2014, December 1, 2019 and December 1, 2024, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. In connection with this issuance, we recognized $29,925,000 of equity component of convertible debt.
     During the three months ended June 30, 2010, we issued $450,000,000 of 6.125% senior unsecured notes due 2020, generating net proceeds of $446,328,000. During the three months ended September 30, 2010, we issued $450,000,000 of 4.70% senior unsecured notes due 2017, generating net proceeds of $445,768,000. During the three months ended March 31, 2011, we issued $400,000,000 of 3.625% senior unsecured notes due 2016, $600,000,000 of 5.25% senior unsecured notes due 2022 and $400,000,000 of 6.50% senior unsecured notes due 2041, generating net proceeds of $1,381,086,000.
     We have secured debt totaling $1,711,973,000, collateralized by owned properties, with annual interest rates ranging from 3.86% to 10.00%. The carrying amounts of the secured debt represent the par value of $1,691,706,000 adjusted for any unamortized fair value adjustments on loan assumptions. The carrying values of the properties securing the debt totaled $2,807,594,000 at March 31, 2011. During the three months ended March 31, 2010, we assumed $106,140,000 of first mortgage loans principal with an average rate of 7.35% secured by 17 medical office buildings. During the three months ended March 31, 2011, we assumed $563,829,000 of first mortgage loans principal with an average rate of 5.412% secured by 27 senior housing properties.
     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2011, we were in compliance with all of the covenants under our debt agreements.
     At March 31, 2011, the annual principal payments due on these debt obligations are as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1)	Debt (1)	Totals
2011	$—	$19,761	$19,761
2012	76,853	185,766	262,619
2013	300,000	105,111	405,111
2014	—	184,690	184,690
2015	250,000	164,793	414,793
Thereafter	3,838,077	1,031,585	4,869,662

Totals	$4,464,930	$1,691,706	$6,156,636

(1)	Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

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
     The following is a summary of the fair value of our derivative instruments (dollars in thousands):

	Balance Sheet	Fair Value
	Location	March 31, 2011	December 31, 2010
Cash flow hedge interest rate swaps	Other liabilities	$379	$482
Cash Flow Hedges
     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $1,983,000 of losses, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.
     The following presents the impact of derivative instruments on the statement of operations and OCI for the periods presented (dollars in thousands):

		Three Months Ended
	Location	March 31, 2011	March 31, 2010
Gain (loss) on interest rate swap recognized in OCI (effective portion)	n/a	$892	$(2,054)
Gain (loss) reclassified from AOCI into income (effective portion)	Interest expense	410	(804)
Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Realized loss	—	—
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
at 5.50% plus a credit spread through the swap’s maturity. In January 2011, the December 2010 Swap was designated as a cash flow hedge and we expect it to be highly effective at offsetting changes in cash flows of interest payments on $12,650,000 of long-term debt due to changes in the LIBOR swap rate.
Fair Value Hedges
     For derivative instruments that are designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged risk are recognized in current earnings. There were no outstanding fair value hedges at March 31, 2011 or December 31, 2010.
12. Commitments and Contingencies
     We have two outstanding letters of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our tenants. Our obligation to provide the letters of credit terminates in 2013. At March 31, 2011, our obligation under the letters of credit was $4,200,000.
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide liability and property insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2013. At March 31, 2011, our obligation under the letter of credit was $1,000,000.
     We have an outstanding letter of credit issued for the benefit of a city in Wisconsin that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a property. Our obligation to provide the letter of credit terminates in October 2013. At March 31, 2011, our obligation under the letter of credit was $215,000.
     We have an outstanding letter of credit issued for the benefit of a village in Illinois that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a property. Our obligation to provide the letter of credit terminates in August 2011. At March 31, 2011, our obligation under the letter of credit was $67,932.
     At March 31, 2011, we had outstanding construction in process of $353,812,000 for leased properties and were committed to providing additional funds of approximately $193,552,000 to complete construction. At March 31, 2011, we had contingent purchase obligations totaling $30,989,000. These contingent purchase obligations relate to unfunded capital improvement obligations. Rents due from the tenant are increased to reflect the additional investment in the property.
     We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.” A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. One lease related to a senior housing triple-net facility contains a bargain purchase option and has been classified as a capital lease. At March 31, 2011, we had operating lease obligations of $230,190,000 relating to certain ground leases and company office space. We incurred rental expense relating to company office space of $515,000 for the three months ended March 31, 2011 as compared to $333,000 for the same period in 2010. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At March 31, 2011, aggregate future minimum rentals to be received under these noncancelable subleases totaled $31,980,000.
     At March 31, 2011, future minimum lease payments due under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases(1)
2011	$4,714	$85
2012	5,324	136
2013	5,334	163
2014	5,355	193
2015	5,101	8,236
Thereafter	204,362	—

Totals	$230,190	$8,813

(1)	Related to gross assets of $17,815,000 recorded in real property.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. Stockholders’ Equity
     The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	March 31, 2011	December 31, 2010
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	25,724,854	11,349,854
Outstanding shares	25,724,854	11,349,854

Common Stock, $1.00 par value:
Authorized shares	225,000,000	225,000,000
Issued shares	176,948,234	147,381,191
Outstanding shares	176,619,623	147,097,381
     Preferred Stock. During the three months ended March 31, 2010, certain holders of our Series G Cumulative Convertible Preferred Stock converted 23,986 shares into 17,166 shares of our common stock, leaving 375,727 of such shares outstanding at March 31, 2010. The remaining Series G shares were subsequently converted into common shares on or prior to September 30, 2010. During the three months ended March 31, 2011, we issued 14,375,000 of 6.50% Series I Cumulative Convertible Perpetual Preferred Stock. These shares have a liquidation value of $50.00 per share. Dividends are payable quarterly in arrears. The Series I preferred stock is not redeemable by us. The preferred shares are convertible, at the holder’s option, into 0.8460 shares of common stock (equal to an initial conversion price of approximately $59.10).
     Common Stock. The following is a summary of our common stock issuances during the three months ended March 31, 2011 and 2010 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2010 Dividend reinvestment plan issuances	385,875	$42.00	$16,208	$16,208
2010 Option exercises	42,287	37.43	1,583	1,583

2010 Totals	428,162		$17,791	$17,791

March 2011 public issuance	28,750,000	$49.25	$1,415,938	$1,358,694
2011 Dividend reinvestment plan issuances	574,652	48.42	27,822	27,822
2011 Option exercises	37,922	42.24	1,602	1,602

2011 Totals	29,362,574		$1,445,362	$1,388,118

     Dividends. The following is a summary of our dividend payments (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31, 2011		March 31, 2010
	Per Share	Amount	Per Share	Amount
Common Stock	$0.6900	$102,040	$0.6800	$84,523
Series D Preferred Stock	0.4922	1,969	0.4922	1,969
Series E Preferred Stock	—	—	0.3750	28
Series F Preferred Stock	0.4766	3,336	0.4766	3,336
Series G Preferred Stock	—	—	0.4688	176
Series H Preferred Stock	0.3750	131
Series I Preferred Stock	0.2257	3,244

Totals		$110,720		$90,032

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Comprehensive Income
     The following is a summary of accumulated other comprehensive income/(loss) as of the dates indicated (in thousands):

	March 31, 2011	December 31, 2010
Unrecognized losses on cash flow hedges	$(9,487)	$(9,969)
Unrecognized losses on equity investments	(175)	(497)
Unrecognized actuarial losses	(633)	(633)

Totals	$(10,295)	$(11,099)

     The following is a summary of comprehensive income/(loss) for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Unrecognized gains (losses) on cash flow hedges	$482	$(1,291)
Unrecognized gains on equity investments	322	90

Total other comprehensive income (loss)	804	(1,201)
Net income attributable to controlling interests	32,052	31,321

Comprehensive income attributable to controlling interests	32,856	30,120
Net and comprehensive income (loss) attributable to noncontrolling interests(1)	(242)	373

Total comprehensive income	$32,614	$30,493

(1)	Includes amounts attributable to redeemable noncontrolling interests.
Other Equity
     Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $1,039,000 for the three months ended March 31, 2011 as compared to $973,000 for the same period in 2010.
14. Stock Incentive Plans
     Our Amended and Restated 2005 Long-Term Incentive Plan authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan continued to vest through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three years for non-employee directors to five years for officers and key employees. Options expire ten years from the date of grant.
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2011	March 31, 2010
Dividend yield	5.74%	6.28%
Expected volatility	34.80%	34.08%
Risk-free interest rate	2.87%	3.23%
Expected life (in years)	7.0	7.0
Weighted-average fair value	$9.60	$7.82
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
Option Award Activity
     The following table summarizes information about stock option activity for the three months ended March 31, 2011:

	Number of	Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000’s)	Exercise Price	Contract Life (years)	Value ($000’s)
Options at beginning of year	1,207	$39.45	8.0
Options granted	289	49.17
Options exercised	(38)	36.47
Options terminated	(5)	41.64

Options at end of period	1,453	$41.45	7.6	$15,969

Options exercisable at end of period	621	$38.68	6.0	$8,544
Weighted average fair value of options granted during the period		$9.60
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at March 31, 2011. During the three months ended March 31, 2011 and 2010, the aggregate intrinsic value of options exercised under our stock incentive plans was $789,000 and $307,000, respectively (determined as of the date of option exercise). Cash received from option exercises under our stock incentive plans was $1,602,000 for the three months ended March 31, 2011.
     As of March 31, 2011, there was approximately $4,852,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of March 31, 2011, there was approximately $17,497,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.
     The following table summarizes information about non-vested stock incentive awards as of March 31, 2011 and changes for the three months ended March 31, 2011:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000’s)	Fair Value	(000’s)	Fair Value
Non-vested at December 31, 2010	768	$6.19	420	$41.09
Vested	(220)	6.12	(144)	41.85
Granted	289	9.60	241	49.19
Terminated	(5)	6.61	(4)	40.66

Non-vested at March 31, 2011	832	$7.39	513	$44.68

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
15. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010
Numerator for basic and diluted earnings per share — net income attributable to common stockholders	$23,372	$25,812

Denominator for basic earnings per share — weighted average shares	154,945	123,270
Effect of dilutive securities:
Employee stock options	190	105
Non-vested restricted shares	215	415
Convertible senior unsecured notes	135	—

Dilutive potential common shares	540	520

Denominator for diluted earnings per share — adjusted weighted average shares	155,485	123,790

Basic earnings per share	$0.15	$0.21

Diluted earnings per share	$0.15	$0.21

     The diluted earnings per share calculations exclude the dilutive effect of 0 and 381,000 stock options for the three months ended March 31, 2011 and 2010, respectively, because the exercise prices were less than the average market price. The Series H Cumulative Convertible and Redeemable Preferred Stock and Series I Cumulative Convertible Perpetual Preferred Stock were not included in the 2011 calculation as the effect of conversions into common stock was anti-dilutive for that period. The outstanding convertible senior unsecured notes due 2029 were not included in the 2011 calculation as the effect of the conversions into common stock was anti-dilutive for that period.
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Mortgage loans receivable	$118,323	$121,119	$109,283	$111,255
Other real estate loans receivable	329,028	329,054	327,297	333,003
Available-for-sale equity investments	1,425	1,425	1,103	1,103
Cash and cash equivalents	2,667,995	2,667,995	131,570	131,570

Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$—	$—	$300,000	$300,000
Senior unsecured notes	4,427,850	4,691,831	3,034,949	3,267,638
Secured debt	1,711,973	1,769,075	1,125,906	1,178,081
Interest rate swap agreements	379	379	482	482
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

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$1,425	$1,425	$—	$—
Assets held for sale(2)	71,126	—	71,126	—
Interest rate swap agreements(3)	(379)	—	(379)	—

Totals	$72,172	$1,425	$70,747	$—

(1)	Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Please see Note 5 for additional information.

(3)	Please see Note 11 for additional information.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     Items Measured at Fair Value on a Nonrecurring Basis
     In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities on our balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the table above. Assets and liabilities that are measured at fair value on a nonrecurring basis include assets acquired and liabilities assumed in business combinations (see Note 3) and asset impairments (see Note 5 for impairments of real property and Note 6 for impairments of loans receivable). We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, we have determined that each of these fair value measurements generally reside within Level 3 of the fair value hierarchy. We estimate the fair value of real estate using unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value.
17. Segment Reporting
     During the three months ended March 31, 2011, we changed the name of our senior housing and care segment to senior housing triple-net. Additionally, we added a new senior housing operating segment. There was no activity related to this segment for the three months ended March 31, 2010. We invest in senior housing and health care real estate. We evaluate our business and make resource allocations on our three business segments: senior housing triple-net, senior housing operating and medical facilities. Our primary senior housing triple-net properties include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and combinations thereof. Under the senior housing triple-net segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our senior housing operating properties include assisted living facilities and independent living/continuing care retirement communities that are owned and/or operated through RIDEA partnership structures. Our primary medical facility properties include medical office buildings, hospitals and life science buildings. Our medical office buildings are typically leased to multiple tenants and generally require a certain level of property management. Our hospital investments are structured similar to our senior housing triple-net investments. Our life science investments represent investments in an unconsolidated joint venture (see Note 7 for additional information). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010). There are no intersegment sales or transfers. We evaluate performance based upon net operating income of the combined properties in each segment. Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income.
     Summary information for the reportable segments during the three months ended March 31, 2011 and 2010 is as follows (in thousands and includes amounts from discontinued operations):

						Property	Net	Real Estate
	Rental	Resident Fees	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income	and Services	Income	Income	Revenues	Expenses	Income(1)	Amortization	Expense	Assets
Three Months Ended March 31, 2011
Senior housing triple-net	$105,741		$9,378	$507	$115,626	$—	$115,626	$30,956	$2,066	$4,801,976
Senior housing operating	—	$71,286	—	—	71,286	49,272	22,014	20,131	6,527	2,291,468
Medical facilities(2)	66,321		2,331	1,786	70,438	16,042	54,396	23,681	7,292	3,376,362
Non-segment/Corporate	—		—	531	531	—	531	—	43,445	2,788,238

	$172,062	$71,286	$11,709	$2,824	$257,881	$65,314	$192,567	$74,768	$59,330	$13,258,044

Three Months Ended March 31, 2010
Senior housing triple-net	$93,238		$8,575	$494	$102,307	$—	$102,307	$26,399	$4,671
Medical facilities(2)	50,869		473	271	51,613	13,720	37,893	17,182	5,577
Non-segment/Corporate	—		—	231	231	—	231	—	19,737

	$144,107	$—	$9,048	$996	$154,151	$13,720	$140,431	$43,581	$29,985

(1)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

(2)	Excludes income and expense amounts related to properties held in unconsolidated joint ventures. Please see Note 7 for additional information.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
18. Subsequent Events
     Genesis Acquisition. On April 1, 2011, we completed the acquisition of substantially all of the real estate assets of privately-owned Genesis HealthCare Corporation. The total purchase price of approximately $2,475,144,000 is comprised of the $2,400,000,000 cash consideration and the fair value of capital lease obligations totaling approximately $75,144,000. We expect that substantially the entire purchase price will be allocated to the tangible and intangible assets relating to the 147 properties acquired. Based on the preliminary purchase price allocation, depreciation expense is expected to be approximately $63,500,000 on an annual basis. We funded the cash consideration and other associated costs of the acquisition primarily through the proceeds of the offerings of common stock, preferred stock and senior unsecured notes completed in March 2011. Effective April 1, 2011, we began leasing the acquired facilities to Genesis pursuant to a master lease. In addition to rent, the triple net master lease requires Genesis to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under the ground leases. All obligations under the master lease have been guaranteed by FC-GEN Operations Investment, LLC, which was spun-off by Genesis prior to closing the acquisition. The initial term is fifteen years. Genesis has one option to renew for an additional term of fifteen years. The master lease provides that the base rent for the first year is $198,000,000 and will increase at least 1.75% but no more than 3.50% (subject to CPI changes) for each of the years two through six during the initial term and at least 1.50% but no more than 3.00% per year thereafter (subject to CPI changes). We expect to recognize rental income based on the minimum rent escalators during the initial term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2010, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Executive Summary
Company Overview
     Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of senior housing and health care real estate since the company was founded in 1970. We are an S&P 500 company headquartered in Toledo, Ohio and our portfolio spans the full spectrum of senior housing and health care real estate, including senior housing communities, skilled nursing facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets. The following table summarizes our portfolio as of March 31, 2011:

	Investments	Percentage of	Number of	# Beds/Units		Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.		metric(1)		States
Senior housing triple-net	$3,386,716	32.9%	247	21,794	units	$181,141	per unit	35
Skilled nursing facilities	1,253,655	12.2%	181	24,220	beds	51,761	per bed	26
Senior housing operating	2,240,442	21.8%	99	9,908	units	226,125	per unit	21
Hospitals	806,902	7.9%	31	1,857	beds	444,928	per bed	13
Medical office buildings(2)	2,240,199	21.8%	162	9,047,275	sq. ft.	254	per sq. ft.	28
Life science buildings(2)	344,413	3.4%	7			n/a		1

Totals	$10,272,327	100.0%	727					44

(1)	Investment per metric was computed by using the total committed investment amount of $10,465,879,000, which includes net real estate investments, our share of unconsolidated joint venture investments and unfunded construction commitments for which initial funding has commenced which amounted to $9,880,454,000, $391,873,000 and $193,552,000, respectively.

(2)	Includes our share of unconsolidated joint venture investments. Please see Note 7 to our unaudited financial statements for additional information.
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
Current Economic and Capital Market Outlook
     In the commercial real estate market, property prices generally continue to fluctuate. Likewise, the U.S. credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which sometimes impact access to and cost of capital. In spite of these challenges, we successfully raised over $3 billion of debt and equity capital during the first quarter of 2011 in order to fund our attractive investment opportunities. We believe our success in sourcing capital is due to our strategic deal sourcing and the significant growth underlying the health care real estate sector in general.
     We will continue to be selective as further income-enhancing acquisition opportunities are pursued. Investment opportunities must adhere to our strict underwriting and risk allocation criteria. In addition, we will continue to monitor the commercial real estate and U.S. credit markets carefully and, if required will make decisions to adjust our business strategy accordingly. See our discussion of “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion.
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
     For the three months ended March 31, 2011, rental income, resident fees and services and interest income represented 67%, 28% and 5%, respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
     Our primary sources of cash include rent and interest receipts, resident fees and services, borrowings under the unsecured line of credit arrangement, public and private offerings of debt and equity securities, proceeds from the sales of real property and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including construction advances), loan advances, property operating expenses and general and administrative expenses. Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We expect to complete gross new investments of $4,040,300,000 in 2011, comprised of acquisitions/joint ventures totaling $3,786,961,000 and funded new development of $253,339,000. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $300,000,000 during 2011. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured line of credit arrangement. At March 31, 2011, we had $2,667,995,000 of cash and cash equivalents, $38,722,000 of restricted cash and $1,150,000,000 of available borrowing capacity under our unsecured line of credit arrangement.
Key Transactions in 2011
     We have completed the following key transactions to date in 2011:
•	our Board of Directors increased the quarterly cash dividend to $0.715 per common share, as compared to $0.69 per common share for 2010, beginning in May 2011. The dividend declared for the quarter ended March 31, 2011 represents the 160th consecutive quarterly dividend payment;

•	we raised $3,534,688,000 of equity and unsecured debt capital in March;

•	we completed $1,375,404,000 of gross investments and had $25,499,000 of investment payoffs during the three months ended March 31, 2011; and

•	we completed the $2,400,000,000 Genesis acquisition in April.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2010	2010	2010	2010	2011
Net income attributable to common stockholders	$25,812	$45,646	$1,124	$34,301	$23,372
Funds from operations	63,087	92,214	41,108	82,670	70,851
Net operating income(1)	143,055	157,415	164,292	175,585	201,084

Per share data (fully diluted):
Net income attributable to common stockholders	$0.21	$0.37	$0.01	$0.25	$0.15
Funds from operations	0.51	0.74	0.33	0.60	0.46

(1)	Includes our share of net operating income from unconsolidated joint ventures.
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

	March 31,	June 30,	September 30,	December 31,	March 31,
	2010	2010	2010	2010	2011
Asset mix:
Real property	88%	88%	90%	91%	92%
Real estate loans receivable	7%	7%	5%	5%	4%
Joint venture investments	5%	5%	5%	4%	4%

Investment mix:(1)
Senior housing triple-net	38%	39%	34%	37%	33%
Skilled nursing facilities	22%	21%	18%	14%	12%
Senior housing operating	0%	0%	10%	12%	22%
Hospitals	10%	10%	10%	9%	8%
Medical office buildings	25%	25%	23%	24%	22%
Life science buildings	5%	5%	5%	4%	3%

Customer mix:(1)
Benchmark Senior Living					9%
Merrill Gardens LLC			10%	8%	7%
Brandywine Senior Living, LLC				7%	6%
Senior Living Communities, LLC	8%	8%	8%	7%	6%
Senior Star Living				5%	5%
Brookdale Senior Living, Inc.	5%	4%	4%	4%
Aurora Health Care, Inc.	5%	5%	4%
Signature Healthcare LLC	4%	4%	4%
Emeritus Corporation	4%	3%
Remaining customers	74%	76%	70%	69%	67%

Geographic mix:(1)
California	9%	9%	11%	10%	10%
Massachusetts	11%	11%	9%	7%	10%
Florida	12%	11%	10%	10%	9%
Texas	10%	10%	9%	8%	8%
Washington			7%	6%	6%
Wisconsin	7%	7%
Remaining states	51%	52%	54%	59%	57%

(1)	Includes our share of unconsolidated joint venture investments.

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

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,
	2010		2010		2010		2010		2011
Debt to book capitalization ratio	43%		46%		45%		49%		48%
Debt to undepreciated book capitalization ratio	39%		41%		41%		45%		45%
Debt to market capitalization ratio	32%		36%		34%		38%		37%

Interest coverage ratio	3.08	x	3.48	x	2.25	x	3.02	x	2.75	x
Fixed charge coverage ratio	2.44	x	2.78	x	1.86	x	2.51	x	2.22	x
     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 under the headings “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.
Portfolio Update
     Net operating income. The primary performance measure for our properties is net operating income (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our net operating income for the periods indicated (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2010	2010	2010	2010	2011
Net operating income:
Senior housing triple-net	$102,307	$107,620	$107,535	$105,008	$115,626
Senior housing operating	—	—	4,816	13,569	22,014
Medical facilities(1)	40,517	48,983	51,710	55,411	62,913
Non-segment/corporate	231	812	231	1,597	531

Net operating income	$143,055	$157,415	$164,292	$175,585	$201,084

(1)	Includes our share of net operating income from unconsolidated joint ventures.
     Payment coverage. Payment coverage of our triple-net operators continues to remain strong. Our overall payment coverage is at 2.07 times. The table below reflects our recent historical trends of portfolio coverage. Coverage data reflects the 12 months ended for the periods presented. CBMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. CAMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization and rent (but after imputed management fees) to contractual rent or interest due us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2008		December 31, 2009		December 31, 2010
	CBMF	CAMF	CBMF	CAMF	CBMF	CAMF
Senior housing triple-net	1.49x	1.27x	1.49x	1.28x	1.55x	1.33x
Skilled nursing facilities	2.25x	1.64x	2.29x	1.68x	2.38x	1.76x
Hospitals	2.36x	1.95x	2.39x	2.07x	2.57x	2.24x

Weighted averages	1.97x	1.53x	1.99x	1.57x	2.07x	1.65x
Corporate Governance
     Maintaining investor confidence and trust has become increasingly important in today’s business environment. Our Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on our website at www.hcreit.com.
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
     The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended		Change
	March 31, 2011	March 31, 2010	$	%

Cash and cash equivalents at beginning of period	$131,570	$35,476	$96,094	271%
Cash provided from operating activities	115,112	92,488	22,624	24%
Cash used in investing activities	(612,705)	(291,863)	(320,842)	110%
Cash provided from financing activities	3,034,018	200,457	2,833,561	1,414%

Cash and cash equivalents at end of period	$2,667,995	$36,558	$2,631,437	7,198%

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

	Three Months Ended		Change
	March 31, 2011	March 31, 2010	$	%
Gross straight-line rental income	$5,030	$4,453	$577	13%
Cash receipts due to real property sales	(250)	—	(250)	n/a
Prepaid rent receipts	(3,362)	(1,738)	(1,624)	93%
Amortization related to below (above) market leases, net	658	487	171	35%

	$2,076	$3,202	$(1,126)	-35%

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

	Three Months Ended
	March 31, 2011			March 31, 2010
	Senior Housing	Medical		Senior Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$11,807	$—	$11,807	$634	$—	$634
Draws on existing loans	8,824	2,481	11,305	10,517	—	10,517

Net cash advances on real estate loans	20,631	2,481	23,112	11,151	—	11,151
Receipts on real estate loans receivable:
Loan payoffs	7,607	—	7,607	1,599	—	1,599
Principal payments on loans	2,653	2,081	4,734	3,067	—	3,067

Total receipts on real estate loans	10,260	2,081	12,341	4,666	—	4,666

Net advances (receipts) on real estate loans	$10,371	$400	$10,771	$6,485	$—	$6,485

	Three Months Ended
	March 31, 2011		March 31, 2010
	Properties	Amount	Properties	Amount
Real property acquisitions:
Senior housing operating	46	$1,126,130	—	$—
Senior housing triple-net	7	113,364	—	—
Medical office buildings	—	—	17	223,152
Land parcels	1	9,396	—	—

Total acquisitions	54	1,248,890	17	223,152
Less: Assumed debt		(592,711)		(108,244)
Assumed other items, net		(71,788)		(31,048)

Cash disbursed for acquisitions		584,391		83,860
Construction in progress cash additions		90,688		70,491
Capital improvements to existing properties		9,598		7,460

Total cash invested in real property		684,677		161,811

Real property dispositions:
Senior housing triple-net	14	17,892	2	25,097
Medical facilities	—	—	2	6,244

Total dispositions	14	17,892	4	31,341
Less: Gains (losses) on sales of real property		26,156		6,718

Proceeds from real property sales		44,048		38,059

Net cash investments in real property	40	$640,629	13	$123,752

     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common stock and dividend payments.
     For the three months ended March 31, 2011, we had a net decrease of $300,000,000 on our unsecured line of credit arrangement as compared to a net increase of $285,000,000 for the same period in 2010. The change in our senior unsecured notes is due to (i) the issuance of $400,000,000 of 3.625% senior unsecured notes due 2016, $600,000,000 of 5.25% senior unsecured notes due 2022 and $400,000,000 of 6.50% senior unsecured notes due 2041 in March 2011; (ii) the issuance of $342,394,000 of convertible senior unsecured notes in March 2010; and (iii) the repurchase of $302,118,000 of convertible senior unsecured notes in March 2010.
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
     The following is a summary of our common stock issuances for the three months ended March 31, 2011 and 2010 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2010 Dividend reinvestment plan issuances	385,875	$42.00	$16,208	$16,208
2010 Option exercises	42,287	37.43	1,583	1,583

2010 Totals	428,162		$17,791	$17,791

March 2011 public issuance	28,750,000	$49.25	$1,415,938	$1,358,694
2011 Dividend reinvestment plan issuances	574,652	48.42	27,822	27,822
2011 Option exercises	37,922	42.24	1,602	1,602

2011 Totals	29,362,574		$1,445,362	$1,388,118

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increase in dividends is primarily attributable to an increase in our common shares outstanding. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2011		March 31, 2010
	Per Share	Amount	Per Share	Amount
Common Stock	$0.6900	$102,040	$0.6800	$84,523
Series D Preferred Stock	0.4922	1,969	0.4922	1,969
Series E Preferred Stock	—	—	0.3750	28
Series F Preferred Stock	0.4766	3,336	0.4766	3,336
Series G Preferred Stock	—	—	0.4688	176
Series H Preferred Stock	0.3750	131
Series I Preferred Stock	0.2257	3,244

Totals		$110,720		$90,032

Off-Balance Sheet Arrangements
     During the three months ended March 31, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). In connection with this transaction, we invested $174,692,000 of cash which is recorded as an equity investment on the balance sheet. Our share of the non-recourse secured debt assumed by the joint venture was approximately $156,729,000 with weighted-average interest rates of 7.1%. Also during the year ended December 31, 2010, we entered into a joint venture investment with a national medical office building company. In connection with this transaction, we invested $21,321,000 of cash which is recorded as an equity investment on our balance sheet. Our share of non-recourse debt was approximately $24,609,000 with weighted average interest rates of 6.06%. Please see Note 7 to our unaudited consolidated financial statements for additional information.
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
     At March 31, 2011, we had five outstanding letter of credit obligations totaling $5,482,932 and expiring between 2011 and 2013. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
     The following table summarizes our payment requirements under contractual obligations as of March 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Unsecured line of credit arrangement	$—	$—	$—	$—	$—
Senior unsecured notes(1)	4,464,930	—	376,853	250,000	3,838,077
Secured debt(1)	1,691,706	19,761	290,877	349,483	1,031,585
Contractual interest obligations	3,214,516	234,185	630,924	545,119	1,804,288
Capital lease obligations	8,813	85	299	8,429	—
Operating lease obligations	230,190	4,714	10,658	10,456	204,362
Purchase obligations	2,624,541	2,510,882	95,613	18,046	—
Other long-term liabilities	4,890	1,614	—	866	2,410

Total contractual obligations	$12,239,586	$2,771,241	$1,405,224	$1,182,399	$6,880,722

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
     At March 31, 2011, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1.15 billion, which is scheduled to expire on August 6, 2012. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.85% at March 31, 2011). The applicable margin is based on certain of our debt ratings and was 0.6% at March 31, 2011. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.15% at March 31, 2011. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement.
     We have $4,464,930,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 3.00% to 8.00%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $2,560,151,700 at March 31, 2011. A total of $788,077,000 of our senior unsecured notes are convertible notes that also contain put features. Please see Note 10 to our unaudited consolidated financial statements for additional information.
     Additionally, we have secured debt with total outstanding principal of $1,691,706,000, collateralized by owned properties, with fixed annual interest rates ranging from 3.86% to 10.00%, payable monthly. The carrying values of the properties securing the debt totaled $2,807,594,000 at March 31, 2011. Total contractual interest obligations on secured debt totaled $654,363,962 at March 31, 2011.
     At March 31, 2011, we had operating lease obligations of $230,190,000 relating primarily to ground leases at certain of our properties and office space leases. One lease related to a senior housing triple-net facility contains a bargain purchase option and has been classified as a capital lease.
     Purchase obligations include $2,400,000,000 representing the cash portion of the Genesis HealthCare Corporation acquisition price. This acquisition was completed on April 1, 2011. See Note 18 to our consolidated financial statements for additional information. Purchase obligations also include unfunded construction commitments and contingent purchase obligations. At March 31, 2011, we had outstanding construction financings of $353,812,000 for leased properties and were committed to providing additional financing of approximately $193,552,000 to complete construction. At March 31, 2011, we had contingent purchase obligations totaling $30,989,000. These contingent purchase obligations relate to unfunded capital improvement obligations. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.
     Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and a non-compete agreement. We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. We expect to contribute $1,500,000 to the SERP during the 2011 fiscal year. Benefit payments are expected to total $2,367,000 during the next five fiscal years and $2,410,000 thereafter. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $4,230,000 and $4,066,000 at March 31, 2011 and December 31, 2010, respectively.
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
Capital Structure
     As of March 31, 2011, we had total equity of $6,770,603,000 and a total outstanding debt balance of $6,139,823,000, which represents a debt to total book capitalization ratio of 48%. Our ratio of debt to market capitalization was 37% at March 31, 2011. For the three months ended March 31, 2011, our interest coverage ratio was 2.75x and our fixed charge coverage ratio was 2.22x. Also, at March 31, 2011, we had $2,667,995,000 of cash and cash equivalents, $38,722,000 of restricted cash and $1,150,000,000 of available borrowing capacity under our unsecured line of credit arrangement.
     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2011, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged.
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
     On May 7, 2009, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of April 30, 2011, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of April 30, 2011, 7,829,813 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $250,000,000 aggregate amount of our common stock (“Equity Shelf Program”). As of April 30, 2011, we had $119,985,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.
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

	Three Months Ended
	March 31,		March 31,		Change
	2011		2010		Amount		%
Net income attributable to common stockholders	$23,372		$25,812		$(2,440)		-9%
Funds from operations	70,851		63,087		7,764		12%
EBITDA	166,037		105,344		60,693		58%
Net operating income	201,084		143,055		58,029		41%

Per share data (fully diluted):
Net income attributable to common stockholders	$0.15		$0.21		$(0.06)		-29%
Funds from operations	0.46		0.51		(0.05)		-10%

Interest coverage ratio	2.75	x	3.08	x	-0.33	x	-11%
Fixed charge coverage ratio	2.22	x	2.44	x	-0.22	x	-9%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We evaluate our business and make resource allocations on our three business segments: senior housing triple-net, senior housing operating and medical facilities. Please see Note 17 to our unaudited consolidated financial statements for additional information.
     Senior Housing Triple-net
     The following is a summary of our results of operations for the senior housing triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2011	2010	$	%
Revenues:
Rental income	$103,337	$85,246	$18,091	21%
Interest income	9,378	8,575	803	9%
Other income	507	494	13	3%

	113,222	94,315	18,907	20%
Expenses:
Interest expense	1,633	3,165	(1,532)	-48%
Depreciation and amortization	29,664	23,470	6,194	26%
Transaction costs	3,996	5,019	(1,023)	-20%

	35,293	31,654	3,639	11%

Income from continuing operations	77,929	62,661	15,268	24%
Discontinued operations:
Gain on sales of properties	26,156	5,728	20,428	357%
Impairment of assets	(202)	—	(202)	n/a
Income from discontinued operations, net	679	3,557	(2,878)	-81%

Discontinued operations, net	26,633	9,285	17,348	187%

Net income attributable to common stockholders	$104,562	$71,946	$32,616	45%

     The increase in rental income is primarily attributable to acquisitions and the conversion of newly constructed senior housing triple-net properties subsequent to March 31, 2010 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.
     Interest expense for the three months ended March 31, 2011 and 2010 represents $2,066,000 and $4,671,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our senior housing triple-net property secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$172,862	5.265%	$298,492	5.998%
Debt assumed	6,612	4.590%	—	0.000%
Principal payments	(694)	5.624%	(1,341)	6.011%

Ending balance	$178,780	5.236%	$297,151	5.997%

Monthly averages	$176,935	5.247%	$297,850	5.998%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Depreciation and amortization increased primarily as a result of the conversions of newly constructed investment properties subsequent to March 31, 2010. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
     Transaction costs for the three months ended March 31, 2011 were incurred in connection with the Genesis transaction and other acquisitions.
     During the three months ended March 31, 2011, we sold 14 senior housing triple-net properties. Additionally, at March 31, 2011 we had 18 senior housing triple-net facilities that satisfied the requirements for held for sale treatment. We recorded an impairment charge of $202,000 related to two of these facilities to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations. The following illustrates the reclassification impact as a result of classifying the properties sold subsequent to January 1, 2010 or held for sale at March 31, 2011 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended
	March 31,
	2011	2010
Rental income	$2,404	$7,992
Expenses:
Interest expense	433	1,506
Provision for depreciation	1,292	2,929

Income from discontinued operations, net	$679	$3,557

     Senior Housing Operating
     As discussed in Note 3 to our consolidated financial statements, we completed two senior housing operating partnerships during the three months ended March 31, 2011. The results of operations for these partnerships have been included in our consolidated results of operations from the dates of acquisition. The senior housing operating partnerships were formed using the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). When considering new partnerships utilizing the RIDEA structure, we look for opportunities with best-in-class operators with a strong seasoned leadership team, high-quality real estate in attractive markets, growth potential above the rent escalators in our triple-net lease senior housing portfolio, and alignment of economic interests with our operating partner. Our senior housing operating partnerships offer us the opportunity for external growth because we have the right to fund future senior housing investment opportunities sourced by our operating partners. There were no senior housing operating segment investments prior to September 1, 2010. The following is a summary of our senior housing operating results of operations for the three months ended March 31, 2011 (dollars in thousands):

Revenues:
Resident fees and services	$71,286
Expenses:
Interest expense	6,527
Property operating expenses	49,272
Depreciation and amortization	20,131
Transaction costs	32,069

107,999

Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated joint ventures	(36,713)
Income (loss) from unconsolidated joint ventures	(565)

Net income (loss)	(37,278)
Less: Net income (loss) attributable to noncontrolling interests	(1,407)

Net income (loss) attributable to common stockholders	$(35,871)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Transaction costs for the three months ended March 31, 2011 primarily represent costs incurred with the Silverado and Benchmark transactions (including due diligence costs, fees for legal and valuation services, and termination of a pre-existing relationship computed based on the fair value of the assets acquired), lease termination fees and costs incurred in connection with the new property acquisitions.
     Medical Facilities
     The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2011	2010	$	%
Revenues:
Rental income	$66,321	$50,087	$16,234	32%
Interest income	2,331	473	1,858	393%
Other income	1,786	271	1,515	559%

	70,438	50,831	19,607	39%

Expenses:
Interest expense	7,292	5,523	1,769	32%
Property operating expenses	15,213	12,513	2,700	22%
Depreciation and amortization	23,681	17,182	6,499	38%
Transaction costs	—	2,695	(2,695)	-100%
Provision for loan losses	248	—	248	n/a

	46,434	37,913	8,521	22%

Income from continuing operations before income taxes and income from unconsolidated joint ventures	24,004	12,918	11,086	86%
Income tax (expense) benefit	(111)	(58)	(53)	91%
Income from unconsolidated joint ventures	2,108	768	1,340	174%

Income from continuing operations	26,001	13,628	12,373	91%
Discontinued operations:
Gain (loss) on sales of properties	—	990	(990)	-100%
Income (loss) from discontinued operations, net	(829)	(479)	(350)	73%

Discontinued operations, net	(829)	511	(1,340)	n/a

Net income (loss)	25,172	14,139	11,033	78%
Less: Net income (loss) attributable to noncontrolling interests	1,165	373	792	212%

Net income (loss) attributable to common stockholders	$24,007	$13,766	$10,241	74%

     The increase in rental income is primarily attributable to the acquisitions and construction conversions of medical facilities subsequent to March 31, 2010 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. Interest income decreased from the prior period primarily due to a decline in outstanding balances for medical facility real estate loans. Other income is attributable to third party management fee income.
     Interest expense for the three months ended March 31, 2011 and 2010 represents $7,292,000 and $5,577,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our medical facilities secured debt principal activity (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$463,477	6.005%	$314,065	5.677%
Debt assumed	—	0.000%	106,140	7.352%
Principal payments	(2,924)	6.057%	(1,837)	5.875%

Ending balance	$460,553	5.996%	$418,368	6.101%

Monthly averages	$462,058	5.996%	$366,311	5.919%
     The increase in property operating expenses and depreciation and amortization is primarily attributable to acquisitions and construction conversions of new medical facilities for which we incur certain property operating expenses offset by property operating expenses associated with discontinued operations.
     Income tax expense is primarily related to third party management fee income.
     Income from unconsolidated joint ventures represents our share of net income related to our joint venture investments with Forest City Enterprises (effective February 2010) and a strategic medical office partnership (effective January 2011). The following is a summary of our share of net income from these investments for the periods presented (in thousands):

	Three Months Ended
	March 31,	March 31,	Change
	2011	2010	$	%
Revenues	$12,384	$3,725	$8,659	232%
Operating expenses	3,868	1,101	2,767	251%

Net operating income	8,516	2,624	5,892	225%
Depreciation and amortization	3,133	775	2,358	304%
Interest expense	2,851	923	1,928	209%
Asset management fee	424	158	266	168%

Net income	$2,108	$768	$1,340	174%

     At March 31, 2011, we had one medical facility that satisfied the requirements for held for sale treatment. The following illustrates the reclassification impact as a result of classifying the properties sold subsequent to January 1, 2010 or held for sale at March 31, 2011 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended
	March 31,
	2011	2010
Rental income	$—	$782
Expenses:
Interest expense	—	54
Property operating expenses	829	1,207

Loss from discontinued operations, net	$(829)	$(479)

     Net income attributable to non-controlling interests primarily relates to certain properties that are consolidated in our operating results but where we have less than a 100% ownership interest.
     Non-Segment/Corporate
     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	March 31,	Change
	2011	2010	$	%
Revenues:
Other income	$531	$231	$300	130%
Expenses:
Interest expense	43,445	19,737	23,708	120%
General and administrative	17,714	16,821	893	5%
Loss (gain) on extinguishments of debt	—	18,038	(18,038)	-100%

	61,159	54,596	6,563	12%

Loss from continuing operations before income taxes	(60,628)	(54,365)	(6,263)	12%
Income tax (expense) benefit	(17)	(26)	9	-35%

Net loss	(60,645)	(54,391)	(6,254)	11%
Preferred stock dividends	8,680	5,509	3,171	58%

Net loss attributable to common stockholders	$(69,325)	$(59,900)	$(9,425)	16%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.
     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended
	March 31,	March 31,	Change
	2011	2010	$	%
Senior unsecured notes	$44,457	$24,066	$20,391	85%
Secured debt	127	139	(12)	-9%
Unsecured lines of credit	1,271	1,040	231	22%
Capitalized interest	(4,665)	(7,076)	2,411	-34%
SWAP savings	(40)	(40)	—	0%
Loan expense	2,295	1,608	687	43%

Totals	$43,445	$19,737	$23,708	120%

     The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments. The following is a summary of our senior unsecured note principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$3,064,930	5.129%	$1,661,853	5.557%
Debt issued	1,400,000	5.143%	342,394	3.000%
Debt extinguished	—		(302,118)	4.750%

Ending balance	$4,464,930	5.133%	$1,702,129	5.186%

Monthly averages	$3,414,930	5.166%	$1,671,922	5.462%
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

	Three Months Ended March 31,
	2011	2010
Balance outstanding at quarter end	$—	$425,000
Maximum amount outstanding at any month end	$495,000	$425,000
Average amount outstanding (total of daily principal balances divided by days in period)	$319,222	$283,111
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	1.59%	1.47%
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
     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three months ended March 31, 2011 and 2010 were 6.87% and 10.91%, respectively. The change from prior year is primarily related to the increasing revenue base as a result of our senior housing operating partnerships.
     The following is a summary of our preferred stock activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	11,349,854	7.663%	11,474,093	7.697%
Shares issued	14,375,000	6.500%	—	0.000%
Shares converted	—	0.000%	(23,986)	7.500%

Ending balance	25,724,854	7.013%	11,450,107	7.697%

Monthly averages	14,943,604	7.383%	11,462,100	7.697%

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2010	2010	2010	2010	2011
FFO Reconciliation:
Net income attributable to common stockholders	$25,812	$45,646	$1,124	$34,301	$23,372
Depreciation and amortization	43,581	47,451	49,106	62,406	74,768
Loss (gain) on sales of properties	(6,718)	(3,314)	(10,526)	(15,557)	(26,156)
Noncontrolling interests	(363)	108	(1,292)	(1,200)	(4,160)
Unconsolidated joint ventures	775	2,323	2,696	2,720	3,027

Funds from operations	$63,087	$92,214	$41,108	$82,670	$70,851

Average common shares outstanding:
Basic	123,270	123,808	125,298	138,126	154,945
Diluted	123,790	124,324	125,842	138,738	155,485

Per share data:
Net income attributable to common stockholders
Basic	$0.21	$0.37	$0.01	$0.25	$0.15
Diluted	0.21	0.37	0.01	0.25	0.15

Funds from operations
Basic	$0.51	$0.74	$0.33	$0.60	$0.46
Diluted	0.51	0.74	0.33	0.60	0.46

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following tables reflect the reconciliation of NOI for the periods presented. All amounts include amounts from discontinued operations, if applicable. Our share of revenues and expenses from unconsolidated joint ventures are included in medical facilities. Amounts are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2010	2010	2010	2010	2011
NOI Reconciliation:
Total revenues:
Senior housing triple-net:
Rental income:
Senior housing	$52,366	$56,197	$56,162	$55,658	$68,654
Skilled nursing facilities	40,872	41,057	41,496	39,096	37,087

Sub-total	93,238	97,254	97,658	94,754	105,741
Interest income	8,575	8,830	9,179	9,593	9,378
Other income	494	1,536	698	661	507

Total senior housing triple-net	102,307	107,620	107,535	105,008	115,626
Senior housing operating:
Resident fees and services	—	—	12,809	38,197	71,286
Medical facilities:
Rental income
Medical office buildings	40,088	42,056	43,758	44,532	54,769
Hospitals	10,781	12,484	13,313	13,494	12,667
Life science buildings	3,725	9,355	10,401	10,521	11,270

Sub-total	54,594	63,895	67,472	68,547	78,706
Interest income	473	505	875	2,826	2,331
Other income	271	302	227	185	1,786

Total medical facilities revenues	55,338	64,702	68,574	71,558	82,823
Corporate other income	231	812	231	1,597	531

Total revenues	157,876	173,134	189,149	216,360	270,266
Property operating expenses:
Senior triple-net	—	—	—	—	—
Senior housing operating	—	—	7,993	24,628	49,272
Medical facilities:		—
Medical office buildings	12,992	12,853	13,307	12,936	15,439
Hospitals	728	150	522	352	870
Life science buildings	1,101	2,716	3,035	2,857	3,601

Sub-total	14,821	15,719	16,864	16,145	19,910
Non-segment/corporate	—	—	—	—	—

Total property operating expenses	14,821	15,719	24,857	40,773	69,182
Net operating income:
Senior housing triple-net	102,307	107,620	107,535	105,008	115,626
Senior housing operating			4,816	13,569	22,014
Medical facilities	40,517	48,983	51,710	55,413	62,913
Non-segment/corporate	231	812	231	1,597	531

Net operating income	$143,055	$157,415	$164,292	$175,587	$201,084

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The tables below reflect the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,
	2010		2010		2010		2010		2011

EBITDA Reconciliation:
Net income	$31,694		$51,064		$5,781		$40,346		$31,810
Interest expense	29,985		37,550		44,985		48,440		59,330
Income tax expense	84		188		52		38		129
Depreciation and amortization	43,581		47,451		49,106		62,406		74,768

EBITDA	$105,344		$136,253		$99,924		$151,230		$166,037

Interest Coverage Ratio:
Interest expense	$29,985		$37,550		$44,985		$48,440		$59,330
Non-cash interest expense	(2,841)		(3,659)		(4,258)		(3,187)		(3,716)
Capitalized interest	7,076		5,276		3,656		4,784		4,665

Total interest	34,220		39,167		44,383		50,037		60,279
EBITDA	$105,344		$136,253		$99,924		$151,230		$166,037

Interest coverage ratio	3.08	x	3.48	x	2.25	x	3.02	x	2.75	x

Fixed Charge Coverage Ratio:
Total interest	$34,220		$39,167		$44,383		$50,037		$60,279
Secured debt principal payments	3,378		4,325		4,019		4,930		5,906
Preferred dividends	5,509		5,484		5,347		5,305		8,680

Total fixed charges	43,107		48,976		53,749		60,272		74,865
EBITDA	$105,344		$136,253		$99,924		$151,230		$166,037

Fixed charge coverage ratio	2.44	x	2.78	x	1.86	x	2.51	x	2.22	x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,
	2010		2010		2010		2010		2011

Adjusted EBITDA Reconciliation:
Net income	$157,976		$144,282		$125,377		$128,884		$129,001
Interest expense	111,746		121,964		138,116		160,960		190,305
Income tax expense	201		368		475		364		407
Depreciation and amortization	167,177		173,897		181,918		202,543		233,731
Stock-based compensation expense	10,619		10,736		10,669		11,823		9,866
Provision for loan losses	23,121		23,121		52,039		29,684		29,932
Loss (gain) on extinguishment of debt	44,822		51,857		34,582		34,171		16,134

Adjusted EBITDA	$515,662		$526,225		$543,176		$568,429		$609,376

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$111,746		$121,964		$138,116		$160,960		$190,305
Capitalized interest	38,381		32,631		26,313		20,792		18,381
Non-cash interest expense	(11,967)		(12,782)		(14,145)		(13,945)		(14,820)
Secured debt principal payments	10,464		12,612		14,333		16,652		19,180
Preferred dividends	22,064		22,032		21,860		21,645		24,816

Total fixed charges	170,688		176,457		186,477		206,104		237,862
Adjusted EBITDA	$515,662		$526,225		$543,176		$568,429		$609,376

Adjusted fixed charge coverage ratio	3.02	x	2.98	x	2.91	x	2.76	x	2.56	x

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
     Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for further information regarding significant accounting policies that impact us. There have been no material changes to these policies in 2011.
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
We make judgments about which entities are VIEs based on an assessment of whether (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We make judgments with respect to our level of influence or control of an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, our ability to direct the activities that most significantly impact the entity’s economic performance, our form of ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity, if applicable. Our ability to correctly assess our influence or control over an entity at inception of our involvement or on a continuous basis when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. When we perform a primary beneficiary analysis at a date other than at inception of the variable interest entity, our assumptions may be different and may result in the identification of a different primary beneficiary.

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

During the three months ended March 31, 2011, an impairment charge of $202,000 was recorded to reduce the carrying value of two senior housing triple-net properties to their estimated fair value less costs to sell based on current sales price expectations.

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
We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. The most significant components of our allocations are typically the allocation of fair value to the buildings as-if-vacant, land and in-place leases. In the case of the fair value of buildings and the allocation of value to land and other intangibles, our estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.

We compute depreciation and amortization on our properties using the straight-line method based on their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. Lives for intangibles are based on the remaining term of the underlying leases.

For the three months ended March 31, 2011, we recorded $48,377,000, $11,781,000 and $14,610,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 38.7 years, 12.5 years and 3.8 years, respectively, for the three months ended March 31, 2011.

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

As a result of our quarterly evaluations, we recorded $248,000 of provision for loan losses during the three months ended March 31, 2011, resulting in an allowance for loan losses of $1,524,000 relating to real estate loans with outstanding balances of $9,478,000, all of which were on non-accrual status at March 31, 2011.

Fair Value of Derivative Instruments

The valuation of derivative instruments is accounted for in accordance with U.S. GAAP, which requires companies to record derivatives at fair market value on the balance sheet as assets or liabilities.
The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing pricing models that consider forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. At March 31, 2011, we participated in one interest rate swap agreement which is reported at its fair value of $379,000 in other liabilities.

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

For the three months ended March 31, 2011, we recognized $11,709,000 of interest income, $71,286,000 of resident fees and services, and $172,062,000 of rental income, including discontinued operations. Cash receipts on leases with deferred revenue provisions were $3,612,000 as compared to gross straight-line rental income recognized of $5,030,000 for the three months ended March 31, 2011. At March 31, 2011, our straight-line receivable balance was $88,405,000, net of reserves totaling $265,000. Also at March 31, 2011, we had real estate loans with outstanding balances of $9,478,000 on non-accrual status.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Risk Factors
     This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of properties; the performance of its operators/tenants and properties; its ability to enter into agreements with viable new tenants for vacant space or for properties that the company takes back from financially troubled tenants, if any; its occupancy rates; its ability to acquire, develop and/or manage properties; its ability to make distributions to stockholders; its policies and plans regarding investments, financings and other matters; its tax status as a real estate investment trust; its critical accounting policies; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The company’s expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care, senior housing and life science industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with profitable results; the failure to make new investments as and when anticipated; acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; regulatory approval and market acceptance of the products and technologies of life science tenants; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention. Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2010 including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	March 31, 2011		December 31, 2010
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$4,464,930	$(357,480)	$3,064,930	$(248,884)

Secured debt	1,511,202	4,138	1,030,070	(51,973)

Totals	$5,976,132	$(353,342)	$4,095,000	$(300,857)

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
     Our variable rate debt, including our unsecured line of credit arrangement, is reflected at fair value. At March 31, 2011, we had $0 outstanding related to our variable rate line of credit and $180,504,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $1,805,000. At December 31, 2010, we had $300,000,000 outstanding related to our variable rate line of credit and $103,645,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $4,036,000.
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
     For additional information regarding fair values of financial instruments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 16 to our consolidated financial statements.

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
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Except as provided in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Risk Factors,” there have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased(1)	Per Share	or Programs(2)	or Programs
January 1, 2011 through January 31, 2011	44,123	$47.45
February 1, 2011 through February 28, 2011
March 1, 2011 through March 31, 2011	678	50.64

Totals	44,801	$47.49

(1)	During the three months ended March 31, 2011, the company acquired shares of common stock held by employees who tendered owned shares to satisfy the tax withholding on the lapse of certain restrictions on restricted stock.

(2)	No shares were purchased as part of publicly announced plans or programs.
Item 5. Other Information
     On May 10, 2011, we filed a revised Certificate of Designation with the Secretary of State of Delaware for the 6% Series H Cumulative Convertible and Redeemable Preferred Stock (the “Series H Preferred Stock”), a copy of which is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q, to correct the dividend rate provided therein. The annual dividend on each share of Series H Preferred Stock is $2.8584 and is payable, when, as and if declared by our board of directors, quarterly in arrears on or about the 15th day of January, April, July and October.

Item 6. Exhibits

3.1	Certificate of Designation of 6% Series H Cumulative Convertible and Redeemable Preferred Stock of the company.

3.2	Certificate of Designation of 6.50% Series I Cumulative Convertible Perpetual Preferred Stock of the company (filed with the Securities and Exchange Commission as Exhibit 3.1 to the company’s Form 8-K filed March 7, 2011, and incorporated herein by reference thereto).

3.3	Third Amended and Restated By-Laws of the company (filed with the Securities and Exchange Commission as Exhibit 3.1 to the company’s Form 8-K filed March 17, 2011, and incorporated herein by reference thereto).

4.1	Indenture, dated as of March 15, 2010, between the company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (filed with the Securities and Exchange Commission as Exhibit 4.1 to the company’s Form 8-K filed March 15, 2010, and incorporated herein by reference thereto).

4.2	Supplemental Indenture No. 5, dated as of March 14, 2011, between the company and the Trustee (filed with the Securities and Exchange Commission as Exhibit 4.2 to the company’s Form 8-K filed March 14, 2011, and incorporated herein by reference thereto).

10.1	Equity Purchase Agreement, dated as of February 28, 2011, by and among the company, FC-GEN Investment, LLC and FC-GEN Operations Investment, LLC (filed with the Securities and Exchange Commission as Exhibit 10.1 to the company’s Form 8-K filed February 28, 2011, and incorporated herein by reference thereto).

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (unaudited)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (iii) the Consolidated Statements of Equity for the three months ended March 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (v) the Notes to Unaudited Consolidated Financial Statements.

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

HEALTH CARE REIT, INC.

Date: May 10, 2011	By:	/s/ GEORGE L. CHAPMAN

George L. Chapman,
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 10, 2011	By:	/s/ SCOTT A. ESTES

Scott A. Estes,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2011	By:	/s/ PAUL D. NUNGESTER, JR.

Paul D. Nungester, Jr.,
Vice President and Controller
(Principal Accounting Officer)