Form 10-Q
period 2011-06-30
HEALTH CARE REIT INC /DE/
filed 2011-08-09
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2011, the registrant had 177,446,904 shares of common stock outstanding.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets — June 30, 2011 and December 31, 2010	3
Consolidated Statements of Income — Three and six months ended June 30, 2011 and 2010	4
Consolidated Statements of Equity — Six months ended June 30, 2011 and 2010	5
Consolidated Statements of Cash Flows — Six months ended June 30, 2011 and 2010	6
Notes to Unaudited Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	50
PART II. OTHER INFORMATION
Item 1A. Risk Factors	50
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 6. Exhibits	51
Signatures	52
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
	(In thousands)
Assets
Real estate investments:
Real property owned:
Land and land improvements	$983,746	$727,050
Buildings and improvements	11,497,863	7,627,132
Acquired lease intangibles	347,662	258,079
Real property held for sale, net of accumulated depreciation	18,202	23,441
Construction in progress	212,161	356,793

Gross real property owned	13,059,634	8,992,495
Less accumulated depreciation and amortization	(968,289)	(836,966)

Net real property owned	12,091,345	8,155,529
Real estate loans receivable:
Real estate loans receivable	326,651	436,580
Less allowance for losses on loans receivable	(1,692)	(1,276)

Net real estate loans receivable	324,959	435,304

Net real estate investments	12,416,304	8,590,833
Other assets:
Equity investments	250,933	237,107
Goodwill	51,207	51,207
Deferred loan expenses	48,808	32,960
Cash and cash equivalents	328,758	131,570
Restricted cash	42,497	79,069
Receivables and other assets	342,154	328,988

Total other assets	1,064,357	860,901

Total assets	$13,480,661	$9,451,734

Liabilities and equity
Liabilities:
Borrowings under unsecured line of credit arrangement	$—	$300,000
Senior unsecured notes	4,429,992	3,034,949
Secured debt	1,889,873	1,125,906
Capital lease obligations	83,794	8,881
Accrued expenses and other liabilities	325,550	244,345

Total liabilities	6,729,209	4,714,081
Redeemable noncontrolling interests	18,410	4,553
Equity:
Preferred stock	1,010,417	291,667
Common stock	177,290	147,155
Capital in excess of par value	6,314,692	4,932,468
Treasury stock	(13,493)	(11,352)
Cumulative net income	1,795,448	1,676,196
Cumulative dividends	(2,682,479)	(2,427,881)
Accumulated other comprehensive income (loss)	(10,145)	(11,099)
Other equity	6,460	5,697

Total Health Care REIT, Inc. stockholders’ equity	6,598,190	4,602,851
Noncontrolling interests	134,852	130,249

Total equity	6,733,042	4,733,100

Total liabilities and equity	$13,480,661	$9,451,734

NOTE: The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenues:
Rental income	$239,703	$141,764	$406,848	$274,761
Resident fees and services	123,149	—	194,435	—
Interest income	12,866	9,335	24,575	18,383
Other income	5,341	2,650	8,165	3,646

Total revenues	381,059	153,749	634,023	296,790

Expenses:
Interest expense	83,961	35,478	142,347	63,403
Property operating expenses	100,197	11,970	164,126	23,761
Depreciation and amortization	110,382	44,037	183,186	84,042
Transaction costs	13,738	752	49,803	8,466
General and administrative	19,562	11,878	37,276	28,700
Loss (gain) on extinguishment of debt	—	7,035	—	25,072
Provision for loan losses	168	—	416	—

Total expenses	328,008	111,150	577,154	233,444

Income from continuing operations before income taxes and income from unconsolidated joint ventures	53,051	42,599	56,869	63,346
Income tax (expense) benefit	(211)	(188)	(340)	(273)
Income from unconsolidated joint ventures	971	1,828	2,514	2,596

Income from continuing operations	53,811	44,239	59,043	65,669
Discontinued operations:
Gain (loss) on sales of properties	30,224	3,314	56,380	10,033
Impairment of assets	—	—	(202)	—
Income (loss) from discontinued operations, net	2,173	3,511	2,797	7,056

Discontinued operations, net	32,397	6,825	58,975	17,089

Net income	86,208	51,064	118,018	82,758
Less: Preferred stock dividends	17,353	5,484	26,033	10,993
Less: Net income (loss) attributable to noncontrolling interests(1)	(992)	(66)	(1,234)	307

Net income attributable to common stockholders	$69,847	$45,646	$93,219	$71,458

Average number of common shares outstanding:
Basic	176,445	123,808	165,755	123,541
Diluted	177,488	124,324	166,458	124,059

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.21	$0.31	$0.20	$0.44
Discontinued operations, net	0.18	0.06	0.36	0.14

Net income attributable to common stockholders*	$0.40	$0.37	$0.56	$0.58

Diluted:
Income from continuing operations attributable to common stockholders	$0.21	$0.31	$0.20	$0.44
Discontinued operations, net	0.18	0.05	0.35	0.14

Net income attributable to common stockholders*	$0.39	$0.37	$0.56	$0.58

Dividends declared and paid per common share	$0.715	$0.68	$1.405	$1.36

*	Amounts may not sum due to rounding

(1)	Includes amounts attributable to redeemable noncontrolling interests.
See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES
(in thousands)

	Six Months Ended June 30, 2011
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total

Balances at beginning of period	$291,667	$147,155	$4,932,468	$(11,352)	$1,676,196	$(2,427,881)	$(11,099)	$5,697	$130,249	$4,733,100
Comprehensive income:
Net income (loss)					119,252				(1,396)	117,856
Other comprehensive income:
Unrealized gain (loss) on equity investments							86			86
Cash flow hedge activity							868			868

Total comprehensive income										118,810

Contributions by noncontrolling interests			6,017						22,226	28,243
Distributions to noncontrolling interests									(16,227)	(16,227)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,385	69,524	(2,141)				(888)		67,880
Proceeds from issuance of common stock		28,750	1,328,996							1,357,746
Proceeds from issuance of preferred stock	718,750		(22,313)							696,437
Option compensation expense								1,651		1,651
Cash dividends paid:
Common stock cash dividends						(228,565)				(228,565)
Preferred stock cash dividends						(26,033)				(26,033)

Balances at end of period	$1,010,417	$177,290	$6,314,692	$(13,493)	$1,795,448	$(2,682,479)	$(10,145)	$6,460	$134,852	$6,733,042

	Six Months Ended June 30, 2010
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total

Balances at beginning of period	$288,683	$123,385	$3,900,666	$(7,619)	$1,547,669	$(2,057,658)	$(2,891)	$4,804	$10,412	$3,807,451
Comprehensive income:
Net income (loss)					82,451				307	82,758
Other comprehensive income:
Unrealized gain (loss) on equity investments							(137)			(137)
Cash flow hedge activity							(5,498)			(5,498)

Total comprehensive income										77,123

Contributions by noncontrolling interests									2,271	2,271
Distributions to noncontrolling interests									(2,594)	(2,594)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,080	44,290	(3,696)				(243)		41,431
Conversion of preferred stock	(2,273)	55	2,218							—
Equity component of convertible debt			(9,689)							(9,689)
Option compensation expense								1,194		1,194
Cash dividends paid:
Common stock cash dividends						(169,069)				(169,069)
Preferred stock cash dividends						(10,993)				(10,993)

Balances at end of period	$286,410	$124,520	$3,937,485	$(11,315)	$1,630,120	$(2,237,720)	$(8,526)	$5,755	$10,396	$3,737,125

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Operating activities
Net income	$118,018	$82,758
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	185,821	91,032
Other amortization expenses	7,900	8,047
Provision for loan losses	416	—
Impairment of assets	202	—
Stock-based compensation expense	7,274	8,747
Loss (gain) on extinguishment of debt	—	25,072
Income from unconsolidated joint ventures	(2,514)	(2,596)
Rental income in excess of cash received	(9,304)	(4,530)
Amortization related to above (below) market leases, net	(1,056)	(1,296)
Loss (gain) on sales of properties	(56,380)	(10,033)
Increase (decrease) in accrued expenses and other liabilities	38,416	5,552
Decrease (increase) in receivables and other assets	(47,195)	(11,247)

Net cash provided from (used in) operating activities	241,598	191,506

Investing activities
Investment in real property, net of cash acquired	(3,370,597)	(389,873)
Capitalized interest	(6,979)	(12,352)
Investment in real estate loans receivable	(28,467)	(41,784)
Other investments, net of payments	1,743	(10,051)
Principal collected on real estate loans receivable	138,396	9,420
Contributions to unconsolidated joint ventures	(779)	(174,574)
Distributions from unconsolidated joint ventures	1,069	—
Decrease (increase) in restricted cash	42,023	(36,418)
Proceeds from sales of real property	208,692	54,492

Net cash provided from (used in) investing activities	(3,014,899)	(601,140)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	(300,000)	66,000
Proceeds from issuance of senior unsecured notes	1,381,086	932,412
Payments to extinguish senior unsecured notes	—	(495,542)
Net proceeds from the issuance of secured debt	58,470	79,127
Payments on secured debt	(13,081)	(7,704)
Net proceeds from the issuance of common stock	1,421,495	37,560
Net proceeds from the issuance of preferred stock	696,437	—
Decrease (increase) in deferred loan expenses	(11,603)	(1,887)
Contributions by noncontrolling interests(1)	9,087	2,271
Distributions to noncontrolling interests(1)	(16,804)	(2,594)
Cash distributions to stockholders	(254,598)	(180,062)

Net cash provided from (used in) financing activities	2,970,489	429,581

Increase (decrease) in cash and cash equivalents	197,188	19,947
Cash and cash equivalents at beginning of period	131,570	35,476

Cash and cash equivalents at end of period	$328,758	$55,423

Supplemental cash flow information:
Interest paid	$112,711	$71,027
Income taxes paid	31	149

(1)	Includes amounts attributable to redeemable noncontrolling interests.
See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in senior housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of June 30, 2011, our broadly diversified portfolio consisted of 868 properties in 45 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on our website at www.hcreit.com.
2. Accounting Policies and Related Matters
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily an indication of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our Current Report on Form 8-K filed May 10, 2011.
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
     In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Statement of Comprehensive Income” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 will only impact the company’s financial presentation as the company currently presents items of other comprehensive income in the statement of changes in equity. ASU 2011-05 will be effective for our fiscal year beginning January 1, 2012.
3. Real Property Acquisition and Development
Genesis Acquisition
     On April 1, 2011, we completed the acquisition of substantially all of the real estate assets (147 properties) of privately-owned Genesis HealthCare Corporation. The total purchase price of approximately $2,475,144,000 is comprised of the $2,400,000,000 cash consideration and the fair value of capital lease obligations totaling approximately $75,144,000 and has been allocated on a preliminary basis in the amounts of $144,091,000 to land and land improvements and $2,331,053,000 to buildings and improvements. We funded the cash consideration and other associated costs of the acquisition primarily through the proceeds of the offerings of common stock, preferred stock and senior unsecured notes completed in March 2011. Effective April 1, 2011, we began leasing the acquired facilities to Genesis pursuant to a master lease. In addition to rent, the triple net master lease requires Genesis to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under the ground leases. All obligations under the master lease have been guaranteed by FC-GEN Operations Investment, LLC, which was spun-off by Genesis prior to closing the acquisition. The initial term is fifteen years. Genesis has one option to renew for an additional term of fifteen years. The master lease provides that the base rent for the first year is $198,000,000 and will increase at least 1.75% but no more than 3.50% (subject to CPI changes) for each of the years two through six during the initial term and at least 1.50% but no more than 3.00% per year thereafter (subject to CPI changes). We expect to recognize rental income based on the minimum rent escalators during the initial term.
     The following unaudited pro forma consolidated results of operations have been prepared as if the Genesis acquisition had occurred as of January 1, 2010 based on the preliminary purchase price allocations discussed above. Amounts are in thousands, except per share data:

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2011	2010
Revenues	$689,630	$408,005
Income from continuing operations attributable to common stockholders	$50,550	$73,928
Income from continuing operations attributable to common stockholders per share:
Basic	$0.29	$0.49
Diluted	$0.29	$0.48
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
     In conjunction with the formation of the partnership, we contributed $163,368,000 of cash and the six properties previously owned by us. Silverado contributed the remaining 12 properties to the partnership and the secured debt relating to these properties in exchange for its 4.6% interest in the partnership. The six properties are recorded at their historical carrying values and the noncontrolling interest was established based on such values. The difference between the fair value of the consideration received relating to these properties and the historical allocation of the 4.6% noncontrolling interest was recorded in capital in excess of par value. The total purchase price for the 12 communities acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with the company’s accounting policies. Such allocations have not been finalized as we await final asset valuations and, as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at June 30, 2011 is preliminary and subject to adjustment. The 4.6% noncontrolling interest relating to the acquired 12 properties is also reflected at estimated fair value. The following table presents the preliminary allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values (in thousands):

Land and land improvements	$11,170
Buildings and improvements	173,841
Acquired lease intangibles	19,305
Investment in unconsolidated subsidiary	14,960
Cash and cash equivalents	4,084

Total assets acquired	223,360
Secured debt	60,667

Total liabilities assumed	60,667
Capital in excess of par	6,017
Noncontrolling interests	7,836

Net assets acquired	$148,840

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     In conjunction with the formation of the partnership, we contributed $380,278,000 of cash and the partnership assumed the secured debt relating to these properties. Benchmark contributed the 34 properties to the partnership and the secured debt relating to these properties in exchange for its 5% interest in the partnership. The total purchase price for the communities acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with the company’s accounting policies. Such allocations have not been finalized as we await final asset valuations and, as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at June 30, 2011 is preliminary and subject to adjustment. The 5% noncontrolling interest relating to the acquired properties is also reflected at estimated fair value. The following table presents the preliminary allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values (in thousands):

Land and land improvements	$60,440
Buildings and improvements	792,394
Acquired lease intangibles	68,980
Cash and cash equivalents	28,258
Restricted cash	5,451

Total assets acquired	955,523
Secured debt	524,989
Accrued expenses and other liabilities	17,412
Entrance fee liability	13,269

Total liabilities assumed	555,670
Noncontrolling interests	19,575

Net assets acquired	$380,278

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Real Property Investment Activity
     The following is a summary of our real property investment activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2011		June 30, 2010
	Properties	Amount	Properties	Amount
Real property acquisitions:
Senior housing operating	46	$1,126,130	—	$—
Senior housing triple-net	165	2,849,603	10	109,492
Medical facilities	6	65,599	19	246,582
Land parcels	1	6,770	—	—

Total acquisitions	218	4,048,102	29	356,074
Less: Assumed debt		(721,632)		(117,892)
Assumed other items, net(1)		(147,500)		(31,690)

Cash disbursed for acquisitions		3,178,970		206,492
Construction in progress additions:
Senior housing triple-net		75,999		50,726
Medical facilities		124,150		129,568

Total construction in progress additions		200,149		180,294
Less: Capitalized interest		(6,979)		(11,983)
Accruals(2)		(30,736)		(5,775)

Cash disbursed for construction in progress		162,434		162,536
Capital improvements to existing properties		29,193		20,845

Total cash invested in real property		$3,370,597		$389,873

(1)	Includes $75,144,000 of capital lease obligations.

(2)	Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the period noted above.
     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

	Six Months Ended
	June 30, 2011	June 30, 2010
Development projects:
Senior housing triple-net	$—	$269,260
Medical facilities	325,563	110,481

Total development projects	325,563	379,741
Expansion projects	19,218	1,502

Total construction in progress conversions	$344,781	$381,243

     Transaction costs for the six months ended June 30, 2011 primarily represent costs incurred with the Genesis, Silverado and Benchmark transactions (including due diligence costs, fees for legal and valuation services, and termination of a pre-existing relationship computed based on the fair value of the assets acquired), lease termination fees and costs incurred in connection with the new property acquisitions.

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Real Estate Intangibles
     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	June 30, 2011	December 31, 2010
Assets:
In place lease intangibles	$269,915	$182,030
Above market tenant leases	24,480	24,089
Below market ground leases	46,992	46,992
Lease commissions	6,275	4,968

Gross historical cost	347,662	258,079
Accumulated amortization	(91,591)	(49,145)

Net book value	$256,071	$208,934

Weighted-average amortization period in years	17.2	18.2

Liabilities:
Below market tenant leases	$57,695	$57,261
Above market ground leases	5,020	5,020

Gross historical cost	62,715	62,281
Accumulated amortization	(18,523)	(15,992)

Net book value	$44,192	$46,289

Weighted-average amortization period in years	12.5	14.0
5. Dispositions, Assets Held for Sale and Discontinued Operations
     During the six months ended June 30, 2011, we sold 38 properties for net gains of $56,380,000. At June 30, 2011, we had one medical facility and three senior housing triple-net facilities that satisfied the requirements for held for sale treatment and such properties were properly recorded at the lesser of their estimated fair values less costs to sell or carrying values. During the six months ended June 30, 2011, we recorded an impairment charge of $202,000 related to two senior housing triple-net facilities to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2011	June 30, 2010
Real property dispositions:
Senior housing triple-net	$117,074	$38,361
Medical facilities	35,238	7,568

Total dispositions	152,312	45,929
Add: Gain on sales of real property	56,380	10,033
Seller financing on sales of real property	—	(1,470)

Proceeds from real property sales	$208,692	$54,492

     We have reclassified the income and expenses attributable to all properties sold and attributable to properties held for sale at June 30, 2011 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$4,486	$10,030	$9,403	$21,139
Expenses:
Interest expense	812	2,072	1,756	4,132
Property operating expenses	830	1,033	2,215	2,961
Provision for depreciation	671	3,414	2,635	6,990

Income (loss) from discontinued operations, net	$2,173	$3,511	$2,797	$7,056

6. Real Estate Loans Receivable
     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2011			June 30, 2010
	Senior Housing	Medical		Senior Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$11,807	$—	$11,807	$8,617	$15,799	$24,416
Draws on existing loans	8,824	7,836	16,660	18,838	—	18,838

Sub-total	20,631	7,836	28,467	27,455	15,799	43,254
Less: Seller financing on property sales	—	—	—	—	(1,470)	(1,470)

Net cash advances on real estate loans	20,631	7,836	28,467	27,455	14,329	41,784
Receipts on real estate loans receivable:
Loan payoffs	129,860	—	129,860	1,599	—	1,599
Principal payments on loans	5,164	3,372	8,536	7,705	116	7,821

Total receipts on real estate loans	135,024	3,372	138,396	9,304	116	9,420

Net advances (receipts) on real estate loans	$(114,393)	$4,464	$(109,929)	$18,151	$14,213	$32,364

     We recorded $416,000 of provision for loan losses during the six months ended June 30, 2011, resulting in an allowance for loan losses of $1,692,000 relating to real estate loans with outstanding balances of $9,287,000, all of which were on non-accrual status at June 30, 2011.
7. Investments in Unconsolidated Joint Ventures
     During the six months ended June 30, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). We acquired a 49% interest in a seven-building life science campus located in University Park in Cambridge, MA, which is immediately adjacent to the campus of the Massachusetts Institute of Technology. Six buildings closed on February 22, 2010 and the seventh closed on June 30, 2010. The portfolio is 100% leased. In connection with these transactions, we invested $174,692,000 of cash which is recorded as an equity investment on the balance sheet. Our share of the non-recourse secured debt assumed by the joint venture was approximately $156,729,000 with weighted-average interest rates of 7.1%. The aggregate remaining unamortized basis difference of our investment in this joint venture of $11,304,000 at June 30, 2011 is primarily attributable to real estate and related intangible assets and will be amortized over the life of the related properties and included in the reported amount of income from unconsolidated joint ventures.
     In December 2010, we entered into a strategic joint venture relationship with a national medical office building company. In connection with this transaction, we invested $21,321,000 of cash which is recorded as an equity investment on the balance sheet. Our share of the non-recourse secured debt assumed by the joint venture relationship was approximately $24,609,000 with weighted-average interest rates of 6.06%. During the first six months of 2011, we invested an additional $729,000 and assumed our share of non-recourse secured debt of approximately $3,668,000 with a weighted average interest rate of 4.5% for completion of construction in two medical office buildings. The aggregate remaining unamortized basis difference of our investment in this joint venture of $231,000 at June 30, 2011 is primarily attributable to real estate and related intangible assets and will be amortized over the life of the related properties and included in the reported amount of income from unconsolidated joint ventures.

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
8. Customer Concentration
     The following table summarizes certain information about our customer concentration as of June 30, 2011 (dollars in thousands):

	Number of	Total	Percent of
	Properties(2)	Investment(2)	Investment(3)
Concentration by investment:(1)
Genesis HealthCare Corporation	148	$2,479,070	20%
Benchmark Senior Living, LLC	34	908,290	7%
Merrill Gardens, LLC	38	709,874	6%
Senior Living Communities, LLC	12	606,056	5%
Brandywine Senior Living, LLC	19	605,383	5%
Remaining portfolio	604	7,109,323	57%

Totals	855	$12,417,996	100%

(1)	All of our top five customers are in our senior housing triple-net segment, except for Benchmark and Merrill Gardens, which are in our senior housing operating segment.

(2)	Excludes our share of unconsolidated joint venture investments. Please see Note 7 for additional information.

(3)	Investments with our top five customers comprised 32% of total investments at December 31, 2010.
9. Borrowings Under Line of Credit Arrangement and Related Items
     At June 30, 2011, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1,150,000,000. On January 24, 2011, we provided notice to KeyBank National Association, as administrative agent, of our desire to extend the line of credit. Under the terms of the loan agreement, we had the right to extend the revolving line of credit for one year if we were in compliance with all covenants and paid an extension fee of $1,725,000. As a result of the extension, the line of credit was set to expire on August 6, 2012. Borrowings under the agreement were subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.79% at June 30, 2011). The applicable margin was based on certain of our debt ratings and was 0.6% at June 30, 2011. In addition, we paid a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depended on certain of our debt ratings and was 0.15% at June 30, 2011. We also paid an annual agent’s fee of $50,000. Principal was due upon expiration of the agreement. In July 2011, we expanded and extended the facility. See Note 18 for additional information.
     The following information relates to aggregate borrowings under the unsecured line of credit arrangement for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance outstanding at quarter end	$—	$206,000	$—	$206,000
Maximum amount outstanding at any month end	$20,000	$431,000	$495,000	$431,000
Average amount outstanding (total of daily principal balances divided by days in period)	$253	$293,505	$158,856	$288,337
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	n/a	1.63%	2.17%	1.55%
10. Senior Unsecured Notes and Secured Debt
     We have $4,429,992,000 of senior unsecured notes with annual stated interest rates ranging from 3.00% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $4,464,930,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 11 for further discussion regarding derivative instruments.
     During the three months ended December 31, 2006, we issued $345,000,000 of 4.75% senior unsecured convertible notes due December 2026. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
conversion rate of 20.8833 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $47.89 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2011, December 1, 2016 and December 1, 2021, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. During the three months ended March 31, 2009, we extinguished $5,000,000 of these notes and recognized a gain of $446,000. During the six months ended June 30, 2010, we extinguished $214,412,000 of these notes, recognized a loss of $8,837,000 and paid $18,552,000 to reacquire the equity component of convertible debt. As of June 30, 2011, we had $125,588,000 of these notes outstanding.
     In July 2007, we issued $400,000,000 of 4.75% senior unsecured convertible notes due July 2027. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of our common stock at an initial conversion rate of 20.0000 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $50.00 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of July 15, 2012, July 15, 2017 and July 15, 2022, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. During the three months ended March 31, 2009, we extinguished $5,000,000 of these notes and recognized a gain of $594,000. During the six months ended June 30, 2010, we extinguished $226,914,000 of these notes, recognized a loss of $16,235,000 and paid $21,062,000 to reacquire the equity component of convertible debt. As of June 30, 2011, we had $168,086,000 of these notes outstanding.
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
     We have secured debt totaling $1,889,873,000, collateralized by owned properties, with annual interest rates ranging from 4.60% to 10.00%. The carrying amounts of the secured debt represent the par value of $1,869,129,000 adjusted for any unamortized fair value adjustments on loan assumptions. The carrying values of the properties securing the debt totaled $3,215,570,000 at June 30, 2011. During the six months ended June 30, 2010, we assumed $106,140,000 of first mortgage loans principal with an average rate of 7.35% secured by 17 properties. During the six months ended June 30, 2011, we assumed $689,876,000 of first mortgage loans principal with an average rate of 5.388% secured by 35 properties. During the six months ended June 30, 2011, we issued $58,470,000 of first mortgage loans principal with an average rate of 5.78% secured by 32 properties.
     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2011, we were in compliance with all of the covenants under our debt agreements.
     At June 30, 2011, the annual principal payments due on these debt obligations are as follows (in thousands):

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Senior	Secured
	Unsecured Notes(1)	Debt (1)	Totals
2011	$—	$14,545	$14,545
2012	76,853	101,796	178,649
2013	300,000	274,860	574,860
2014	—	186,539	186,539
2015	250,000	181,087	431,087
Thereafter	3,838,077	1,110,302	4,948,379

Totals	$4,464,930	$1,869,129	$6,334,059

(1)	Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
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
     The following is a summary of the fair value of our derivative instruments (dollars in thousands):

	Balance Sheet	Fair Value
	Location	June 30, 2011	December 31, 2010
Cash flow hedge interest rate swaps	Other liabilities	$1,414	$482
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
     The following presents the impact of derivative instruments on the statement of operations and OCI for the periods presented (dollars in thousands):

		Three Months Ended		Six Months Ended
	Location	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Gain (loss) on interest rate swap recognized in OCI (effective portion)	n/a	$949	$(4,962)	$1,841	$(7,016)
Gain (loss) reclassified from AOCI into income (effective portion)	Interest expense	563	(794)	973	(1,598)
Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Realized loss	—	—	—	—
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     On April 15, 2011, we assumed three interest rate swaps (the “April 2011 Swaps”) for a total notional amount of $33,795,000 to hedge interest payments associated with long-term LIBOR based borrowings. One swap with an effective date of December 20, 2010 and a maturity date of September 1, 2013 has the economic effect of fixing $13,095,000 of debt at 3.05%. The other two swaps have an effective date of October 15, 2010 and a maturity date of December 31, 2012 and have the economic effect of fixing $20,700,000 of debt at 2.73%. In June 2011, the April swaps were designated as cash flow hedges and we expect them to be highly effective at offsetting changes in cash flows of interest payments on $33,795,000 of long-term debt due to changes in the LIBOR swap rate.
Fair Value Hedges
     For derivative instruments that are designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged risk are recognized in current earnings. There were no outstanding fair value hedges at June 30, 2011 or December 31, 2010.
12. Commitments and Contingencies
     We have two outstanding letters of credit issued for the benefit of certain insurance companies that provide workers’ compensation insurance to one of our operators. Our obligation to provide the letters of credit terminates in 2013. At June 30, 2011, our obligation under the letters of credit was $4,200,000.
     We have an outstanding letter of credit issued for the benefit of certain insurance companies that provide liability and property insurance to one of our tenants. Our obligation to provide the letter of credit terminates in 2013. At June 30, 2011, our obligation under the letter of credit was $1,000,000.
     We have an outstanding letter of credit issued for the benefit of a city in Wisconsin that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a property. Our obligation to provide the letter of credit terminates in October 2013. At June 30, 2011, our obligation under the letter of credit was $215,000.
     We have an outstanding letter of credit issued for the benefit of a village in Illinois that secures the completion and installation of certain public improvements by one of our tenants in connection with the development of a property. Our obligation to provide the letter of credit terminates in August 2011. At June 30, 2011, our obligation under the letter of credit was $67,932.
     At June 30, 2011, we had outstanding construction in process of $212,161,000 for leased properties and were committed to providing additional funds of approximately $219,306,000 to complete construction. At June 30, 2011, we had contingent purchase obligations totaling $80,151,000. These contingent purchase obligations relate to unfunded capital improvement obligations. Rents due from the tenant are increased to reflect the additional investment in the property.
     We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.” A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases. At June 30, 2011, we had operating lease obligations of $220,688,000 relating to certain ground leases and company office space. We incurred rental expense relating to company office space of $615,000 and $1,130,000 for

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
the three and six months ended June 30, 2011, respectively, as compared to $303,000 and $635,000 for the same period in 2010. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At June 30, 2011, aggregate future minimum rentals to be received under these noncancelable subleases totaled $30,354,000.
     At June 30, 2011, future minimum lease payments due under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases(1)
2011	$2,662	$3,803
2012	5,322	7,622
2013	5,333	73,003
2014	5,353	660
2015	5,100	8,425
Thereafter	196,918	—

Totals	$220,688	$93,513

(1)	Related to gross assets of $181,254,000 recorded in real property.
13. Stockholders’ Equity
     The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	June 30, 2011	December 31, 2010
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	25,724,854	11,349,854
Outstanding shares	25,724,854	11,349,854

Common Stock, $1.00 par value:
Authorized shares	400,000,000	225,000,000
Issued shares	177,656,452	147,381,191
Outstanding shares	177,327,590	147,097,381
     Preferred Stock. During the six months ended June 30, 2010, certain holders of our 7.5% Series G Cumulative Convertible Preferred Stock converted 76,841 shares into 54,990 shares of our common stock, leaving 322,872 of such shares outstanding at June 30, 2010. The remaining Series G shares were subsequently converted into common shares on or prior to September 30, 2010. During the six months ended June 30, 2011, we issued 14,375,000 shares of 6.50% Series I Cumulative Convertible Perpetual Preferred Stock. These shares have a liquidation value of $50.00 per share. Dividends are payable quarterly in arrears. The Series I preferred stock is not redeemable by us. The preferred shares are convertible, at the holder’s option, into 0.8460 shares of common stock (equal to an initial conversion price of approximately $59.10).
     Common Stock. The following is a summary of our common stock issuances during the six months ended June 30, 2011 and 2010 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2010 Dividend reinvestment plan issuances	855,343	$41.59	$35,570	$35,570
2010 Option exercises	51,313	38.78	1,990	1,990

2010 Totals	906,656		$37,560	$37,560

March 2011 public issuance	28,750,000	$49.25	$1,415,938	$1,358,694
2011 Dividend reinvestment plan issuances	1,200,418	49.44	59,348	58,400
2011 Option exercises	116,782	37.69	4,401	4,401

2011 Totals	30,067,200		$1,479,687	$1,421,495

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     Dividends. The following is a summary of our dividend payments (dollars in thousands, except per share amounts):

	Six Months Ended
	June 30, 2011		June 30, 2010
	Per Share	Amount	Per Share	Amount
Common Stock	$1.4050	$228,565	$1.3600	$169,069
Series D Preferred Stock	0.9844	3,937	0.9844	3,938
Series E Preferred Stock	—	—	0.7500	56
Series F Preferred Stock	0.9532	6,672	0.9532	6,672
Series G Preferred Stock	—	—	0.9376	327
Series H Preferred Stock	1.4293	500
Series I Preferred Stock	1.0382	14,924

Totals		$254,598		$180,062

Comprehensive Income
     The following is a summary of accumulated other comprehensive income/(loss) as of the dates indicated (in thousands):

	June 30, 2011	December 31, 2010
Unrecognized losses on cash flow hedges	$(9,101)	$(9,969)
Unrecognized losses on equity investments	(411)	(497)
Unrecognized actuarial losses	(633)	(633)

Totals	$(10,145)	$(11,099)

     The following is a summary of comprehensive income/(loss) for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Unrecognized gains (losses) on cash flow hedges	$386	$(4,208)	$868	$(5,498)
Unrecognized gains (losses) on equity investments	(236)	(227)	86	(137)

Total other comprehensive income (loss)	150	(4,435)	954	(5,635)
Net income attributable to controlling interests	87,200	51,130	119,252	82,451

Comprehensive income attributable to controlling interests	87,350	46,695	120,206	76,816
Net and comprehensive income (loss) attributable to noncontrolling interests(1)	(992)	(66)	(1,234)	307

Total comprehensive income	$86,358	$46,629	$118,972	$77,123

(1)	Includes amounts attributable to redeemable noncontrolling interests.
Other Equity
     Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $612,000 and $1,651,000 for the three and six months ended June 30, 2011 as compared to $221,000 and $1,194,000 for the same periods in 2010.
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
three years for non-employee directors to five years for officers and key employees. Options expire ten years from the date of grant.
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2011	June 30, 2010
Dividend yield	5.74%	6.28%
Expected volatility	34.80%	34.08%
Risk-free interest rate	2.87%	3.23%
Expected life (in years)	7.0	7.0
Weighted-average fair value	$9.60	$7.82
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
Option Award Activity
     The following table summarizes information about stock option activity for the six months ended June 30, 2011:

	Number of	Weighted	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic
Stock Options	(000's)	Exercise Price	Contract Life (years)	Value ($000's)
Options at beginning of year	1,207	$39.45	8.0
Options granted	289	49.17
Options exercised	(117)	37.68
Options terminated	(6)	42.87

Options at end of period	1,373	$41.63	7.7	$14,835

Options exercisable at end of period	542	$38.74	6.1	$7,421
Weighted average fair value of options granted during the period		$9.60
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at June 30, 2011. During the six months ended June 30, 2011 and 2010, the aggregate intrinsic value of options exercised under our stock incentive plans was $1,686,000 and $550,000, respectively (determined as of the date of option exercise). Cash received from option exercises under our stock incentive plans was $4,401,000 for the six months ended June 30, 2011.
     As of June 30, 2011, there was approximately $4,701,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of June 30, 2011, there was approximately $16,084,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.
     The following table summarizes information about non-vested stock incentive awards as of June 30, 2011 and changes for the six months ended June 30, 2011:

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000's)	Fair Value	(000's)	Fair Value
Non-vested at December 31, 2010	768	$6.19	420	$41.09
Vested	(220)	6.12	(145)	41.86
Granted	289	9.60	242	49.19
Terminated	(6)	5.54	(6)	26.31

Non-vested at June 30, 2011	831	$7.40	511	$44.86

15. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share — net income attributable to common stockholders	$69,847	$45,646	$93,219	$71,458

Denominator for basic earnings per share — weighted average shares	176,445	123,808	165,755	123,541
Effect of dilutive securities:
Employee stock options	178	102	184	104
Non-vested restricted shares	249	414	232	414
Convertible senior unsecured notes	616	—	287	—

Dilutive potential common shares	1,043	516	703	518

Denominator for diluted earnings per share — adjusted weighted average shares	177,488	124,324	166,458	124,059

Basic earnings per share	$0.40	$0.37	$0.56	$0.58

Diluted earnings per share	$0.39	$0.37	$0.56	$0.58

     The diluted earnings per share calculations exclude the dilutive effect of 287,000 and 381,000 stock options for the three and six months ended June 30, 2011 and 2010, respectively, because the exercise prices were more than the average market price. The Series H Cumulative Convertible and Redeemable Preferred Stock and Series I Cumulative Convertible Perpetual Preferred Stock were not included in the 2011 calculation as the effect of conversions into common stock was anti-dilutive for that period.
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Mortgage loans receivable	$75,171	$81,005	$109,283	$111,255
Other real estate loans receivable	251,480	253,360	327,297	333,003
Available-for-sale equity investments	1,189	1,189	1,103	1,103
Cash and cash equivalents	328,758	328,758	131,570	131,570

Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$—	$—	$300,000	$300,000
Senior unsecured notes	4,429,992	4,464,930	3,034,949	3,267,638
Secured debt	1,889,873	1,977,949	1,125,906	1,178,081
Interest rate swap agreements	1,414	1,414	482	482
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

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of June 30, 2011
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$1,189	$1,189	$—	$—
Interest rate swap agreements(2)	(1,414)	—	(1,414)	—

Totals	$(225)	$1,189	$(1,414)	$—

(1)	Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Please see Note 11 for additional information.
     Items Measured at Fair Value on a Nonrecurring Basis
     In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities on our balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the table above. Assets and liabilities that are measured at fair value on a nonrecurring basis include assets acquired and liabilities assumed in business combinations (see Note 3), assets held for sale and asset impairments (see Note 5 for impairments of real property and Note 6 for allowances on loans receivable). We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, we have determined that each of these fair value measurements generally reside within Level 3 of the fair value hierarchy. We estimate the fair value of real estate using unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value.
17. Segment Reporting
     During the six months ended June 30, 2011, we changed the name of our senior housing and care segment to senior housing triple-net. Additionally, we added a new senior housing operating segment. There was no activity related to this segment for the six months ended June 30, 2010. We invest in senior housing and health care real estate. We evaluate our business and make resource allocations on our three business segments: senior housing triple-net, senior housing operating and medical facilities. Our senior housing triple-net properties include skilled nursing facilities, assisted living facilities, independent living/continuing care retirement communities and combinations thereof. Under the senior housing triple-net segment, we invest in senior housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our senior housing operating properties include assisted living facilities and independent living/continuing care retirement communities that are owned and/or operated through RIDEA partnership structures. Our primary medical facility properties include medical office buildings, hospitals and life science buildings. Our medical office buildings are typically leased to multiple tenants and generally require a certain level of property management. Our hospital investments are structured similar to our senior housing triple-net investments. Our life science investments represent investments in an unconsolidated joint venture (see Note 7 for additional information). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010). There are no intersegment sales or transfers. We evaluate performance based upon net operating income of the combined properties in each segment. Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income.
     Summary information for the reportable segments during the three and six months ended June 30, 2011 and 2010 is as follows (in thousands and includes amounts from discontinued operations):

HEALTH CARE REIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

						Property	Net	Real Estate
	Rental	Resident Fees	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income	and Services	Income	Income	Revenues	Expenses	Income(1)	Amortization	Expense	Assets
Three Months Ended June 30, 2011
Senior housing triple-net	$169,247	$—	$11,036	$4,497	$184,780	$—	$184,780	$47,443	$3,637	$7,338,125
Senior housing operating	—	123,149	—	—	123,149	84,334	38,815	38,176	12,974	2,257,709
Medical facilities(2)	74,942	—	1,830	466	77,238	16,693	60,545	25,434	7,681	3,428,309
Non-segment/Corporate	—	—	—	378	378	—	378	—	60,481	456,518

	$244,189	$123,149	$12,866	$5,341	$385,545	$101,027	$284,518	$111,053	$84,773	$13,480,661

Three Months Ended June 30, 2010
Senior housing triple-net	$97,254	$—	$8,830	$1,536	$107,620	$—	$107,620	$28,553	$5,022
Medical facilities(2)	54,540	—	505	302	55,347	13,003	42,344	18,898	6,476
Non-segment/Corporate	—	—	—	812	812	—	812	—	26,052

	$151,794	$—	$9,335	$2,650	$163,779	$13,003	$150,776	$47,451	$37,550

						Property	Net	Real Estate
	Rental	Resident Fees	Interest	Other	Total	Operating	Operating	Depreciation/	Interest
	Income	and Services	Income	Income	Revenues	Expenses	Income(1)	Amortization	Expense
Six Months Ended June 30, 2011
Senior housing triple-net	$274,988	$—	$20,414	$5,004	$300,406	$—	$300,406	$78,399	$5,703
Senior housing operating	—	194,435	—	—	194,435	133,606	60,829	58,307	19,501
Medical facilities(2)	141,263	—	4,161	2,251	147,675	32,735	114,940	49,115	14,967
Non-segment/Corporate	—	—	—	910	910	—	910	—	103,932

	$416,251	$194,435	$24,575	$8,165	$643,426	$166,341	$477,085	$185,821	$144,103

Six Months Ended June 30, 2010
Senior housing triple-net	$190,490	$—	$17,405	$2,028	$209,923	$—	$209,923	$54,954	$9,693
Medical facilities	105,410	—	978	574	106,962	26,722	80,240	36,078	12,053
Non-segment/Corporate	—	—	—	1,044	1,044	—	1,044	—	45,789

	$295,900	$—	$18,383	$3,646	$317,929	$26,722	$291,207	$91,032	$67,535

(1)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

(2)	Excludes income and expense amounts related to properties held in unconsolidated joint ventures. Please see Note 7 for additional information.
18. Subsequent Events
Line of Credit Expansion On July 27, 2011, we closed on a $2,000,000,000 unsecured revolving credit facility to replace our $1,150,000,000 facility which was scheduled to mature in August 2012. Among other things, the new facility provides us with additional financial flexibility and borrowing capacity and extends our agreement to July 2015. The facility is priced at 1.35% over LIBOR with a 0.25% annual facility fee based on current credit ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our Current Report on Form 8-K filed May 10, 2011, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Executive Summary
Company Overview
     Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of senior housing and health care real estate since the company was founded in 1970. We are an S&P 500 company headquartered in Toledo, Ohio and our portfolio spans the full spectrum of senior housing and health care real estate, including senior housing communities, skilled nursing facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets. The following table summarizes our portfolio as of June 30, 2011:

	Investments	Percentage of	Number of	# Beds/Units		Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.		metric(1)		States
Senior housing triple-net	$3,581,102	28.0%	262	23,626	units	$172,287	per unit	37
Skilled nursing facilities	3,577,149	27.9%	303	39,478	beds	90,793	per bed	28
Senior housing operating	2,207,194	17.2%	99	10,536	units	209,491	per unit	21
Hospitals	817,632	6.4%	31	1,857	beds	441,517	per bed	13
Medical office buildings(2)	2,282,355	17.8%	166	9,555,262	sq. ft.	251	per sq. ft.	27
Life science buildings(2)	342,725	2.7%	7				n/a	1

Totals	$12,808,157	100.0%	868					45

(1)	Investment per metric was computed by using the total committed investment amount of $13,027,463,000, which includes net real estate investments, our share of unconsolidated joint venture investments and unfunded construction commitments for which initial funding has commenced which amounted to $12,417,996,000, $390,161,000 and $219,306,000, respectively.

(2)	Includes our share of unconsolidated joint venture investments. Please see Note 7 to our unaudited financial statements for additional information.
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
     We will continue to be selective as further income-enhancing acquisition opportunities are pursued. Investment opportunities must adhere to our strict underwriting and risk allocation criteria. In addition, we will continue to monitor the commercial real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly. See our discussion of “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals, resident fees and services, and interest earned on outstanding loans receivable. These items represent our primary source of liquidity to fund distributions and are dependent upon our obligors’ continued ability to make contractual rent and interest payments to us. To the extent that our obligors experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property and operator/tenant. Our asset management process includes review of monthly financial statements for each property, periodic review of obligor credit, periodic property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks. Through these asset management and research efforts, we are typically able to intervene at an early stage to address payment risk, and in so doing, support both the collectability of revenue and the value of our investment.
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
     For the six months ended June 30, 2011, rental income, resident fees and services and interest income represented 65%, 31% and 4%, respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
     Our primary sources of cash include rent and interest receipts, resident fees and services, borrowings under the unsecured line of credit arrangement, public and private offerings of debt and equity securities, proceeds from the sales of real property and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including capital expenditures and construction advances), loan advances, property operating expenses and general and administrative expenses. Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $300,000,000 during 2011. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured line of credit arrangement. At June 30, 2011, we had $328,758,000 of cash and cash equivalents, $42,497,000 of restricted cash and $1,150,000,000 of available borrowing capacity under our unsecured line of credit arrangement.
Key Transactions in 2011
     We have completed the following key transactions to date in 2011:
•	our Board of Directors increased the quarterly cash dividend to $0.715 per common share, as compared to $0.69 per common share for 2010, beginning in May 2011. The dividend declared for the quarter ended June 30, 2011 represents the 161st consecutive quarterly dividend payment;

•	we raised $3,534,688,000 of equity and unsecured debt capital in March 2011;

•	we completed $4,177,716,000 of gross investments and had $282,230,000 of investment payoffs during the six months ended June 30, 2011; and

•	we extended our unsecured line of credit arrangement to July 2015 and expanded it to $2,000,000,000 in July 2011.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2010	2010	2010	2010	2011	2011
Net income attributable to common stockholders	$25,812	$45,646	$1,124	$34,301	$23,372	$69,847
Funds from operations	63,087	92,214	41,108	82,670	70,851	149,553
Net operating income(1)	143,055	157,415	164,292	175,585	201,084	292,789
Per share data (fully diluted):
Net income attributable to common stockholders	$0.21	$0.37	$0.01	$0.25	$0.15	$0.39
Funds from operations	0.51	0.74	0.33	0.60	0.46	0.84

(1)	Includes our share of net operating income from unconsolidated joint ventures.
     Concentration Risk. We evaluate our concentration risk in terms of asset mix, investment mix, relationship mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property. In order to qualify as an equity REIT, at least 75% of our real estate investments must be real property whereby each property, which includes the land, buildings, improvements, intangibles and related rights, is owned by us. Investment mix measures the portion of our investments that relate to our various segment types. Relationship mix measures the portion of our investments that relate to our top five relationships. Geographic mix measures the portion of our investments that relate to our top five states. The following table reflects our recent historical trends of concentration risk for the periods presented:

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2010	2010	2010	2010	2011	2011
Asset mix:
Real property	88%	88%	90%	91%	92%	94%
Real estate loans receivable	7%	7%	5%	5%	4%	3%
Joint venture investments	5%	5%	5%	4%	4%	3%

Investment mix:(1)
Senior housing triple-net	60%	60%	52%	51%	45%	56%
Senior housing operating	0%	0%	10%	12%	22%	17%
Medical facilities	40%	40%	38%	37%	33%	27%

Relationship mix:(1)
Genesis HealthCare, LLC						19%
Benchmark Senior Living, LLC			10%	8%	9%	7%
Merrill Gardens, LLC				7%	7%	6%
Senior Living Communities, LLC	8%	8%	8%	7%	6%	5%
Brandywine Senior Living, LLC				5%	6%	5%
Senior Star Living	5%	4%	4%	4%	5%
Brookdale Senior Living, Inc.	5%	5%	4%
Capital Senior Living Corporation	4%	4%	4%
Silverado Senior Living, Inc.	4%	3%
Remaining relationships	74%	76%	70%	69%	67%	58%

Geographic mix:(1)
Massachusetts	9%	9%	11%	10%	10%	9%
California	11%	11%	9%	7%	10%	8%
New Jersey	12%	11%	10%	10%		8%
Florida	10%	10%	9%	8%	9%	7%
Texas			7%	6%	8%	7%
Washington					6%
Wisconsin	7%	7%
Remaining states	51%	52%	54%	59%	57%	61%

(1)	Includes our share of unconsolidated joint venture investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to book capitalization and debt to market capitalization. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt. The coverage ratios indicate our ability to service interest and fixed charges (interest, secured debt principal amortization and preferred dividends). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain compliance with our debt covenants. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is discussed in further detail, and reconciled to net income, below in “Non-GAAP Financial Measures.” Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,
	2010		2010		2010		2010		2011		2011
Debt to book capitalization ratio	43%		46%		45%		49%		48%		49%
Debt to undepreciated book capitalization ratio	39%		41%		41%		45%		45%		45%
Debt to market capitalization ratio	32%		36%		34%		38%		37%		38%
Interest coverage ratio	3.08	x	3.48	x	2.25	x	3.02	x	2.75	x	3.34	x
Fixed charge coverage ratio	2.44	x	2.78	x	1.86	x	2.51	x	2.22	x	2.60	x
     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of June 30, 2011 (dollars in thousands):

	Expiration Year
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Thereafter
Senior housing triple-net:
Properties	18	16	20	7	2	—	37	55	33	46	325
Base rent(1)	$2,243	$12,436	$44,499	$6,400	$2,014	$—	$16,605	$36,751	$27,928	$40,474	$466,300
% of base rent	0.3%	1.9%	6.8%	1.0%	0.3%	0.0%	2.5%	5.6%	4.3%	6.2%	71.1%

Hospitals:
Properties	—	—	—	—	—	—	3	—	—	5	17
Base rent(1)	$—	$—	$—	$—	$—	$—	$2,350	$—	$—	$5,954	$62,641
% of base rent	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	3.3%	0.0%	0.0%	8.4%	88.3%

Medical office buildings:
Square feet	183,822	637,540	486,772	570,734	501,994	643,941	478,252	227,761	420,870	364,123	3,908,095
Base rent(1)	$4,036	$13,793	$10,565	$12,064	$11,276	$15,197	$11,216	$5,138	$10,631	$9,987	$72,659
% of base rent	2.3%	7.8%	6.0%	6.8%	6.4%	8.6%	6.4%	2.9%	6.0%	5.7%	41.2%

(1)	The most recent monthly base rent including straight line for leases with fixed escalators or annual cash rents with contingent escalators. Base rent does not include tenant recoveries or amortization of above and below market lease intangibles.
     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our Current Report on Form 8-K filed May 10, 2011, under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.
Portfolio Update

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Net operating income. The primary performance measure for our properties is net operating income (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our net operating income for the periods indicated (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2010	2010	2010	2010	2011	2011
Net operating income:
Senior housing triple-net	$102,307	$107,620	$107,535	$105,008	$115,626	$184,780
Senior housing operating	—	—	4,816	13,569	22,014	38,815
Medical facilities(1)	40,517	48,983	51,710	55,411	62,913	68,816
Non-segment/corporate	231	812	231	1,597	531	378

Net operating income	$143,055	$157,415	$164,292	$175,585	$201,084	$292,789

(1)	Includes our share of net operating income from unconsolidated joint ventures.
     Payment coverage. Payment coverage of our triple-net customers continues to remain strong. Our overall payment coverage is at 2.05 times. The table below reflects our recent historical trends of portfolio coverage. Coverage represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us.

	Twelve months ended
	March 31, 2009		March 31, 2010		March 31, 2011
Senior housing	1.49	x	1.48	x	1.47	x
Skilled nursing	2.20	x	2.34	x	2.42	x
Hospitals	2.33	x	2.56	x	2.71	x

Weighted averages	1.94	x	2.03	x	2.05	x
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
Liquidity and Capital Resources
Sources and Uses of Cash
     Our primary sources of cash include rent and interest receipts, resident fees and services, borrowings under the unsecured line of credit arrangement, public and private offerings of debt and equity securities, proceeds from the sales of real property and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including capital expenditures and construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.
     The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended		Change
	June 30, 2011	June 30, 2010	$	%
Cash and cash equivalents at beginning of period	$131,570	$35,476	$96,094	271%
Cash provided from operating activities	241,598	191,506	50,092	26%
Cash used in investing activities	(3,014,899)	(601,140)	(2,413,759)	402%
Cash provided from financing activities	2,970,489	429,581	2,540,908	591%

Cash and cash equivalents at end of period	$328,758	$55,423	$273,335	493%

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

	Six Months Ended		Change
	June 30, 2011	June 30, 2010	$	%
Gross straight-line rental income	$16,018	$8,598	$7,420	86%
Cash receipts due to real property sales	(815)	(752)	(63)	8%
Prepaid rent receipts	(5,899)	(3,316)	(2,583)	78%
Amortization related to below (above) market leases, net	1,056	1,296	(240)	-19%

	$10,360	$5,826	$4,534	78%

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
     Investing Activities. The changes in net cash used in investing activities are primarily attributable to net changes in real property and real estate loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Six Months Ended
	June 30, 2011		June 30, 2010
	Properties	Amount	Properties	Amount
Real property acquisitions:
Senior housing operating	46	$1,126,130	—	$—
Senior housing triple-net	165	2,849,603	10	109,492
Medical office buildings	6	65,599	19	246,582
Land parcels	1	6,770	—	—

Total acquisitions	218	4,048,102	29	356,074
Less: Assumed debt		(721,632)		(117,892)
Assumed other items, net		(147,500)		(31,690)

Cash disbursed for acquisitions		3,178,970		206,492
Construction in progress cash additions		162,434		162,536
Capital improvements to existing properties		29,193		20,845

Total cash invested in real property		3,370,597		389,873

Real property dispositions:
Senior housing triple-net	34	117,074	6	38,361
Medical facilities	4	35,238	3	7,568

Total dispositions	38	152,312	9	45,929
Less: Gains (losses) on sales of real property		56,380		10,033
Seller financing on sales of real property		—		(1,470)

Proceeds from real property sales		208,692		54,492

Net cash investments in real property	180	$3,161,905	20	$335,381

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30, 2011			June 30, 2010
	Senior Housing	Medical		Senior Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$11,807	$—	$11,807	$8,617	$15,799	$24,416
Draws on existing loans	8,824	7,836	16,660	18,838	—	18,838

Net cash advances on real estate loans	20,631	7,836	28,467	27,455	14,329	41,784
Receipts on real estate loans receivable:
Loan payoffs	129,860	—	129,860	1,599	—	1,599
Principal payments on loans	5,164	3,372	8,536	7,705	116	7,821

Total receipts on real estate loans	135,024	3,372	138,396	9,304	116	9,420

Net advances (receipts) on real estate loans	$(114,393)	$4,464	$(109,929)	$18,151	$14,213	$32,364

     Capitalization rates for acquisitions represent annualized contractual income to be received in cash at date of investment divided by investment amounts. Capitalization rates for dispositions represent annualized contractual income that was being received in cash at date of disposition divided by cash proceeds. For the six months ended June 30, 2011, weighted-average capitalization rates for acquisitions and dispositions were as follows:

	Acquistions	Dispositions
Senior Housing Triple-net	8.2%	10.6%
Senior Housing Operating	7.1%	n/a
Medical Facilities	7.6%	7.1%
     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common stock and dividend payments.
     For the six months ended June 30, 2011, we had a net decrease of $300,000,000 on our unsecured line of credit arrangement as compared to a net increase of $66,000,000 for the same period in 2010. The change in our senior unsecured notes is due to (i) the issuance of $400,000,000 of 3.625% senior unsecured notes due 2016, $600,000,000 of 5.25% senior unsecured notes due 2022 and $400,000,000 of 6.50% senior unsecured notes due 2041 in March 2011; (ii) the issuance of $494,403,000 of convertible senior unsecured notes in March and June 2010; (iii) the repurchase of $441,326,000 of convertible senior unsecured notes in March and June 2010; and (iv) the issuance of $450,000,000 of senior unsecured notes in April and June 2010.
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
     The following is a summary of our common stock issuances for the six months ended June 30, 2011 and 2010 (dollars in thousands, except per share amounts):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2010 Dividend reinvestment plan issuances	855,343	$41.59	$35,570	$35,570
2010 Option exercises	51,313	38.78	1,990	1,990

2010 Totals	906,656		$37,560	$37,560

March 2011 public issuance	28,750,000	$49.25	$1,415,938	$1,358,694
2011 Dividend reinvestment plan issuances	1,200,418	49.44	59,348	58,400
2011 Option exercises	116,782	37.69	4,401	4,401

2011 Totals	30,067,200		$1,479,687	$1,421,495

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increase in dividends is primarily attributable to an increase in our common shares outstanding. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2011		June 30, 2010
	Per Share	Amount	Per Share	Amount
Common Stock	$1.4050	$228,565	$1.3600	$169,069
Series D Preferred Stock	0.9844	3,937	0.9844	3,938
Series E Preferred Stock	—	—	0.7500	56
Series F Preferred Stock	0.9532	6,672	0.9532	6,672
Series G Preferred Stock	—	—	0.9376	327
Series H Preferred Stock	1.4293	500
Series I Preferred Stock	1.0382	14,924

Totals		$254,598		$180,062

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
     At June 30, 2011, we had five outstanding letter of credit obligations totaling $5,482,932 and expiring between 2011 and 2013. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
     The following table summarizes our payment requirements under contractual obligations as of June 30, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Unsecured line of credit arrangement	$—	$—	$—	$—	$—
Senior unsecured notes(1)	4,464,930	—	376,853	250,000	3,838,077
Secured debt(1)	2,061,647	16,894	445,380	401,891	1,197,482
Contractual interest obligations	3,221,198	170,045	665,197	567,314	1,818,642
Capital lease obligations	93,513	3,803	80,625	9,085	—
Operating lease obligations	220,688	2,662	10,655	10,453	196,918
Purchase obligations	299,457	62,176	193,338	43,943	—
Other long-term liabilities	4,852	1,576	—	866	2,410

Total contractual obligations	$10,366,285	$257,156	$1,772,048	$1,283,552	$7,053,529

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
     At June 30, 2011, we had an unsecured line of credit arrangement with a consortium of sixteen banks in the amount of $1.15 billion, which is scheduled to expire on August 6, 2012. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (0.79% at June 30, 2011). The applicable margin is based on certain of our debt ratings and was 0.6% at June 30, 2011. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.15% at June 30, 2011. We also pay an annual agent’s fee of $50,000. Principal is due upon expiration of the agreement. In July 2011, we expanded and extended the facility. See Note 18 to our unaudited consolidated financial statements for additional information.
     We have $4,464,930,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 3.00% to 8.00%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $2,510,327,940 at June 30, 2011. A total of $788,077,000 of our senior unsecured notes are convertible notes that also contain put features. Please see Note 10 to our unaudited consolidated financial statements for additional information.
     We have consolidated secured debt with total outstanding principal of $1,869,129,000, collateralized by owned properties, with fixed annual interest rates ranging from 4.60% to 10.00%, payable monthly. The carrying values of the properties securing the debt totaled $3,215,570,000 at June 30, 2011. Total contractual interest obligations on consolidated secured debt totaled $665,118,000 at June 30, 2011. Additionally, our share of non-recourse debt associated with unconsolidated joint ventures (as reflected in the contractual obligations table above) is $192,518,000 at June 30, 2011. Our share of contractual interest obligations on our unconsolidated joint venture secured debt is $45,752,000 at June 30, 2011.
     At June 30, 2011, we had operating lease obligations of $220,688,000 relating primarily to ground leases at certain of our properties and office space leases. One lease related to a senior housing triple-net facility contains a bargain purchase option and has been classified as a capital lease.
     Purchase obligations include unfunded construction commitments and contingent purchase obligations. At June 30, 2011, we had outstanding construction financings of $212,161,000 for leased properties and were committed to providing additional financing of approximately $219,306,000 to complete construction. At June 30, 2011, we had contingent purchase obligations totaling $80,151,000. These contingent purchase obligations relate to unfunded capital improvement obligations. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.
     Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and a non-compete agreement. We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. We expect to contribute $1,500,000 to the SERP during the 2011 fiscal year. Benefit payments are expected to total $2,367,000 during the next five fiscal years and $2,410,000 thereafter. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $4,395,000 and $4,066,000 at June 30, 2011 and December 31, 2010, respectively.
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
Capital Structure
     As of June 30, 2011, we had total equity of $6,733,042,000 and a total debt balance of $6,319,865,000, which represents a debt to total book capitalization ratio of 49%. Our ratio of debt to market capitalization was 38% at June 30, 2011. For the three months ended June 30, 2011, our interest coverage ratio was 3.34x and our fixed charge coverage ratio was 2.60x. Also, at June 30, 2011, we had $328,758,000 of cash and cash equivalents, $42,497,000 of restricted cash and $1,150,000,000 of available borrowing capacity under our unsecured line of credit arrangement.
     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2011, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged.
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
     On May 7, 2009, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of July 31, 2011, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of July 31, 2011, 7,209,857 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $250,000,000 aggregate amount of our common stock (“Equity Shelf Program”). As of July 31, 2011, we had $119,985,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.
Results of Operations
     Our primary sources of revenue include rent, interest and resident fees and services. Our primary expenses include interest expense, depreciation and amortization, property operating expenses and general and administrative expenses. These revenues and expenses are reflected in our Consolidated Statements of Income and are discussed in further detail below. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Three Months Ended				Change			Six Months Ended				Change
	June 30,		June 30,					June 30,		June 30,
	2011		2010		Amount		%	2011		2010		Amount		%
Net income attributable to common stockholders	$69,847		$45,646		$24,201		53%	$93,219		$71,458		$21,761		30%
Funds from operations	149,553		92,214		57,339		62%	220,404		155,300		65,104		42%
EBITDA	282,245		136,253		145,992		107%	448,281		241,598		206,683		86%
Net operating income	292,789		157,415		135,374		86%	493,874		300,470		193,404		64%

Per share data (fully diluted):
Net income attributable to common stockholders	$0.39		$0.37		$0.02		5%	$0.56		$0.58		$(0.02)		-3%
Funds from operations	0.84		0.74		0.10		14%	1.32		1.25		0.07		6%
Interest coverage ratio	3.34	x	3.48	x	-0.14	x	-4%	3.10	x	3.29	x	-0.19	x	-6%
Fixed charge coverage ratio	2.60	x	2.78	x	-0.18	x	-6%	2.44	x	2.62	x	-0.18	x	-7%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We evaluate our business and make resource allocations on our three business segments: senior housing triple-net, senior housing operating and medical facilities. Please see Note 17 to our unaudited consolidated financial statements for additional information.
Senior Housing Triple-net
     The following is a summary of our results of operations for the senior housing triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2011	2010	$	%	2011	2010	$	%
Revenues:
Rental income	$165,811	$88,644	$77,167	87%	$267,780	$172,570	$95,210	55%
Interest income	11,036	8,830	2,206	25%	20,416	17,405	3,011	17%
Other income	4,497	1,536	2,961	193%	5,004	2,028	2,976	147%

Net operating income from continuing operations	181,344	99,010	82,334	83%	293,200	192,003	101,197	53%
Other expenses:
Interest expense	2,987	3,231	(244)	-8%	4,330	6,101	(1,771)	-29%
Depreciation and amortization	47,109	25,464	21,645	85%	76,438	48,622	27,816	57%
Transaction costs	12,692	644	12,048	1871%	16,699	5,663	11,036	195%

	62,788	29,339	33,449	114%	97,467	60,386	37,081	61%

Income from continuing operations	118,556	69,671	48,885	70%	195,733	131,617	64,116	49%
Discontinued operations:
Gain on sales of properties	28,186	2,639	25,547	968%	54,342	8,368	45,974	549%
Impairment of assets	—	—	—	n/a	(202)	—	(202)	n/a
Income from discontinued operations, net	2,452	3,730	(1,278)	-34%	3,877	7,996	(4,119)	-52%

Discontinued operations, net	30,638	6,369	24,269	381%	58,017	16,364	41,653	255%

Net income	149,194	76,040	73,154	96%	253,750	147,981	105,769	71%
Less: Net income attributable to noncontrolling interests	40	—	40	n/a	115	—	115	n/a

Net income attributable to common stockholders	$149,154	$76,040	$73,114	96%	$253,635	$147,981	$105,654	71%

     The increase in rental income is primarily attributable to acquisitions and the conversion of newly constructed senior housing triple-net properties subsequent to June 30, 2010 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. For the three months ended June 30, 2011, we had no lease renewals but we had 18 leases with rental rate increasers ranging from 0.15% to 0.31% in our senior housing triple-net portfolio.
     Interest expense for the six months ended June 30, 2011 and 2010 represents $5,703,000 and $9,693,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our senior housing triple-net property secured debt principal activity (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$178,780	5.236%	$297,151	5.997%	$172,862	5.265%	$298,492	5.998%
Debt issued	—		92,265	4.772%	—	0.000%	92,265	4.772%
Debt assumed	83,507	4.837%	—	0.000%	90,120	4.819%	—	0.000%
Principal payments	(1,088)	5.529%	(1,324)	6.407%	(1,783)	5.566%	(2,665)	6.208%

Ending balance	$261,199	5.109%	$388,092	5.705%	$261,199	5.109%	$388,092	5.705%

Monthly averages	$240,876	5.133%	$324,699	5.912%	$212,580	5.176%	$313,292	5.947%
     Depreciation and amortization increased primarily as a result of the conversions of newly constructed investment properties subsequent to June 30, 2010. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
     Transaction costs for the six months ended June 30, 2011 were incurred in connection with the Genesis transaction and other acquisitions.
     During the six months ended June 30, 2011, we sold 34 senior housing triple-net properties for net gains of $54,342,000. Additionally, at June 30, 2011 we had three senior housing triple-net facilities that satisfied the requirements for held for sale treatment. We recorded an impairment charge of $202,000 related to two of these facilities to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations. The following illustrates the reclassification impact as a result of classifying the properties sold subsequent to January 1, 2010 or held for sale at June 30, 2011 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Rental income	$3,436	$8,610	$7,209	$17,920
Expenses:
Interest expense	650	1,791	1,372	3,592
Provision for depreciation	334	3,089	1,960	6,332

Income from discontinued operations, net	$2,452	$3,730	$3,877	$7,996

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Senior Housing Operating
     As discussed in Note 3 to our consolidated financial statements, we completed two senior housing operating partnerships during the six months ended June 30, 2011. The results of operations for these partnerships have been included in our consolidated results of operations from the dates of acquisition. The senior housing operating partnerships were formed using the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). When considering new partnerships utilizing the RIDEA structure, we look for opportunities with best-in-class operators with a strong seasoned leadership team, high-quality real estate in attractive markets, growth potential above the rent escalators in our triple-net lease senior housing portfolio, and alignment of economic interests with our operating partner. Our senior housing operating partnerships offer us the opportunity for external growth because we have the right to fund future senior housing investment opportunities sourced by our operating partners. There were no senior housing operating segment investments prior to September 1, 2010. The following is a summary of our senior housing operating results of operations (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2011
Resident fees and services	$123,149	$194,435
Property operating expenses	84,334	133,606

Net operating income from continuing operations	38,815	60,829
Other expenses:
Interest expense	12,974	19,501
Depreciation and amortization	38,176	58,307
Transaction costs	488	32,557

	51,638	110,365

Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated joint ventures	(12,823)	(49,536)
Income (loss) from unconsolidated joint ventures	(561)	(1,126)

Net income (loss)	(13,384)	(50,662)
Less: Net income (loss) attributable to noncontrolling interests	(1,203)	(2,685)

Net income (loss) attributable to common stockholders	$(12,181)	$(47,977)

     Transaction costs for the six months ended June 30, 2011 primarily represent costs incurred with the Silverado and Benchmark transactions (including due diligence costs, fees for legal and valuation services, and termination of a pre-existing relationship computed based on the fair value of the assets acquired), lease termination fees and costs incurred in connection with the new property acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Medical Facilities
     The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2011	2010	$	%	2011	2010	$	%
Revenues:
Rental income	$73,892	$53,120	$20,772	39%	$139,069	$102,191	$36,878	36%
Interest income	1,830	505	1,325	262%	4,160	978	3,182	325%
Other income	466	302	164	54%	2,251	574	1,677	292%

	76,188	53,927	22,261	41%	145,480	103,743	41,737	40%
Property operating expenses	15,863	11,970	3,893	33%	30,520	23,761	6,759	28%

Net operating income from continuing operations	60,325	41,957	18,368	44%	114,960	79,982	34,978	44%
Other expenses:
Interest expense	7,519	6,195	1,324	21%	14,583	11,513	3,070	27%
Depreciation and amortization	25,097	18,573	6,524	35%	48,440	35,420	13,020	37%
Transaction costs	558	108	450	417%	547	2,803	(2,256)	-80%
Provision for loan losses	168	—	168	n/a	416	—	416	n/a

	33,342	24,876	8,466	34%	63,986	49,736	14,250	29%
Income from continuing operations before income taxes and income from unconsolidated joint ventures	26,983	17,081	9,902	58%	50,974	30,246	20,728	69%
Income tax expense	(41)	(188)	147	-78%	(152)	(247)	95	-38%
Income from unconsolidated joint ventures	1,532	1,828	(296)	-16%	3,640	2,596	1,044	40%

Income from continuing operations	28,474	18,721	9,753	52%	54,462	32,595	21,867	67%
Discontinued operations:
Gain (loss) on sales of properties	2,038	675	1,363	202%	2,038	1,665	373	22%
Loss from discontinued operations, net	(279)	(219)	(60)	27%	(1,080)	(940)	(140)	15%

Discontinued operations, net	1,759	456	1,303	286%	958	725	233	32%

Net income (loss)	30,233	19,177	11,056	58%	55,420	33,320	22,100	66%
Less: Net income (loss) attributable to noncontrolling interests	171	(66)	237	n/a	1,336	307	1,029	335%

Net income (loss) attributable to common stockholders	$30,062	$19,243	$10,819	56%	$54,084	$33,013	$21,071	64%

     The increase in rental income is primarily attributable to the acquisitions and construction conversions of medical facilities subsequent to June 30, 2010 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index (CPI). These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the CPI does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. For the three months ended June 30, 2011, our consolidated medical office building portfolio signed 65,429 square feet of new leases and 113,869 square feet of renewals. The weighted average term of these leases was six years, with a rate of $23.00 per square foot and tenant improvement and lease commission costs of $14.20 per square foot. Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 3%. For the three months ended June 30, 2011, we had no lease renewals and one lease’s rental rate increase by 0.25% in our hospital portfolio.
     Interest income increased from the prior period primarily due to an increase in outstanding balances for medical facility real estate

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
loans. Other income is attributable to third party management fee income.
     Interest expense for the six months ended June 30, 2011 and 2010 represents $14,967,000 and $12,053,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our medical facilities secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$460,553	5.996%	$418,368	6.101%	$463,477	6.005%	$314,065	5.677%
Debt assumed	42,551	6.166%	—	0.000%	42,551	6.166%	106,140	7.352%
Principal payments	(3,464)	6.355%	(2,798)	6.470%	(6,388)	6.218%	(4,635)	6.234%

Ending balance	$499,640	6.008%	$415,570	6.098%	$499,640	6.008%	$415,570	6.098%

Monthly averages	$483,946	5.997%	$416,843	6.099%	$474,781	5.997%	$387,749	6.002%
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
     Income from unconsolidated joint ventures represents our share of net income related to our joint venture investments with Forest City Enterprises (effective February 2010) and a strategic medical office partnership (effective January 2011). The following is a summary of our share of net income from these investments for the periods presented (in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2011	2010	$	%	2011	2010	$	%
Revenues	$11,698	$9,355	$2,343	25%	$24,082	$13,080	$11,002	84%
Operating expenses	3,479	2,716	763	28%	7,347	3,817	3,530	92%

Net operating income	8,219	6,639	1,580	24%	16,735	9,263	7,472	81%
Depreciation and amortization	3,056	2,323	733	32%	6,189	3,098	3,091	100%
Interest expense	2,904	2,114	790	37%	5,755	3,037	2,718	89%
Loss on extinguishment of debt	355	—	355	n/a	355	—	355	n/a
Asset management fee	434	374	60	16%	858	532	326	61%

Net income	$1,470	$1,828	$(358)	-20%	$3,578	$2,596	$982	38%

     During the six months ended June 30, 2011, we sold four medical facilities for net gains of $2,038,000. Additionally, at June 30, 2011, we had one medical facility that satisfied the requirements for held for sale treatment. The following illustrates the reclassification impact as a result of classifying the properties sold subsequent to January 1, 2010 or held for sale at June 30, 2011 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Rental income	$1,050	$1,420	$2,194	$3,219
Expenses:
Interest expense	162	281	384	540
Property operating expenses	830	1,033	2,215	2,961
Provision for depreciation	337	325	675	658

Loss from discontinued operations, net	$(279)	$(219)	$(1,080)	$(940)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Net income attributable to non-controlling interests primarily relates to certain properties that are consolidated in our operating results but where we have less than a 100% ownership interest.
     Non-Segment/Corporate
     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2011	2010	$	%	2011	2010	$	%
Revenues:
Other income	$378	$812	$(434)	-53%	$910	$1,044	$(134)	-13%
Expenses:
Interest expense	60,481	26,052	34,429	132%	103,932	45,789	58,143	127%
General and administrative	19,562	11,878	7,684	65%	37,276	28,700	8,576	30%
Loss (gain) on extinguishments of debt	—	7,035	(7,035)	-100%	—	25,072	(25,072)	-100%

	80,043	44,965	35,078	78%	141,208	99,561	41,647	42%

Loss from continuing operations before income taxes	(79,665)	(44,153)	(35,512)	80%	(140,298)	(98,517)	(41,781)	42%
Income tax (expense) benefit	(170)	—	(170)	n/a	(187)	(26)	(161)	619%

Net loss	(79,835)	(44,153)	(35,682)	81%	(140,485)	(98,543)	(41,942)	43%
Preferred stock dividends	17,353	5,484	11,869	216%	26,033	10,993	15,040	137%

Net loss attributable to common stockholders	$(97,188)	$(49,637)	$(47,551)	96%	$(166,518)	$(109,536)	$(56,982)	52%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.
     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2011	2010	$	%	2011	2010	$	%
Senior unsecured notes	$59,442	$28,305	$31,137	110%	$103,901	$52,371	$51,530	98%
Secured debt	147	163	(16)	-10%	276	304	(28)	-9%
Unsecured lines of credit	688	1,198	(510)	-43%	1,961	2,238	(277)	-12%
Capitalized interest	(2,313)	(5,276)	2,963	-56%	(6,979)	(12,352)	5,373	-43%
SWAP savings	(40)	(40)	—	0%	(80)	(80)	—	0%
Loan expense	2,557	1,702	855	50%	4,853	3,308	1,545	47%

Totals	$60,481	$26,052	$34,429	132%	$103,932	$45,789	$58,143	127%

     The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments. The following is a summary of our senior unsecured note principal activity (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$4,464,930	5.133%	$1,702,129	5.186%	$3,064,930	5.129%	$1,661,853	5.557%
Debt issued	—	0.000%	602,009	5.336%	1,400,000	5.143%	944,403	4.489%
Debt extinguished	—		(139,208)	4.750%	—		(441,326)	4.750%

Ending balance	$4,464,930	5.133%	$2,164,930	5.256%	$4,464,930	5.133%	$2,164,930	5.256%

Monthly averages	$4,464,930	5.133%	$1,967,829	5.277%	$3,864,930	5.167%	$1,836,697	5.385%
     The change in interest expense on the unsecured line of credit arrangement is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. The following is a summary of our unsecured line of credit arrangement (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance outstanding at quarter end	$—	$206,000	$—	$206,000
Maximum amount outstanding at any month end	$20,000	$431,000	$495,000	$431,000
Average amount outstanding (total of daily principal balances divided by days in period)	$253	$293,505	$158,856	$288,337
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	n/a	1.63%	2.17%	1.55%
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
     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three months ended June 30, 2011 and 2010 were 5.07% and 7.25%, respectively. The change from prior year is primarily related to the increasing revenue base as a result of our senior housing operating partnerships.
     The following is a summary of our preferred stock activity (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	25,724,854	7.013%	11,450,107	7.697%	11,349,854	7.663%	11,474,093	7.697%
Shares issued	—	0.000%	—	0.000%	14,375,000	6.500%	—	0.000%
Shares converted	—	0.000%	(52,855)	7.500%	—	0.000%	(76,841)	7.500%

Ending balance	25,724,854	7.013%	11,397,252	7.699%	25,724,854	7.013%	11,397,252	7.699%

Monthly averages	25,724,854	7.013%	11,410,466	7.698%	19,564,140	7.175%	11,434,308	7.698%

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
     A covenant in our line of credit arrangement contains a financial ratio based on a definition of EBITDA that is specific to that agreement. Failure to satisfy this covenant could result in an event of default that could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Due to the materiality of this debt agreement and the financial covenant, we have disclosed Adjusted EBITDA, which represents EBITDA as defined above and adjusted for stock-based compensation expense, provision for loan losses and gain/loss on extinguishment of debt. We use Adjusted EBITDA to measure our adjusted fixed charge coverage ratio, which represents Adjusted EBITDA divided by fixed charges on a trailing twelve months basis. Fixed charges include total interest (excluding capitalized interest and non-cash interest expenses), secured debt principal amortization and preferred dividends. Effective July 27, 2011, our covenant requires an adjusted fixed charge ratio of at least 1.50 times.
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2010	2010	2010	2010	2011	2011
FFO Reconciliation:
Net income attributable to common stockholders	$25,812	$45,646	$1,124	$34,301	$23,372	$69,847
Depreciation and amortization	43,581	47,451	49,106	62,406	74,768	111,053
Gain on sales of properties	(6,718)	(3,314)	(10,526)	(15,557)	(26,156)	(30,224)
Noncontrolling interests	(363)	108	(1,292)	(1,200)	(4,160)	(4,487)
Unconsolidated joint ventures	775	2,323	2,696	2,720	3,027	3,364

Funds from operations	$63,087	$92,214	$41,108	$82,670	$70,851	$149,553

Average common shares outstanding:
Basic	123,270	123,808	125,298	138,126	154,945	176,445
Diluted	123,790	124,324	125,842	138,738	155,485	177,487

Per share data:
Net income attributable to common stockholders
Basic	$0.21	$0.37	$0.01	$0.25	$0.15	$0.40
Diluted	0.21	0.37	0.01	0.25	0.15	0.39

Funds from operations
Basic	$0.51	$0.74	$0.33	$0.60	$0.46	$0.85
Diluted	0.51	0.74	0.33	0.60	0.46	0.84

	Six Months Ended
	June 30,	June 30,
	2010	2011
FFO Reconciliation:
Net income attributable to common stockholders	$71,458	$93,219
Depreciation and amortization	91,032	185,821
Loss (gain) on sales of properties	(10,033)	(56,380)
Noncontrolling interests	(255)	(8,647)
Unconsolidated joint ventures	3,098	6,391

Funds from operations	$155,300	$220,404

Average common shares outstanding:
Basic	123,541	165,755
Diluted	124,059	166,458

Per share data:
Net income attributable to common stockholders
Basic	$0.58	$0.56
Diluted	0.58	0.56

Funds from operations
Basic	$1.26	$1.33
Diluted	1.25	1.32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following tables reflect the reconciliation of NOI for the periods presented. All amounts include amounts from discontinued operations, if applicable. Our share of revenues and expenses from unconsolidated joint ventures are included in medical facilities. Amounts are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2010	2010	2010	2010	2011	2011
NOI Reconciliation:
Total revenues:
Senior housing triple-net:
Rental income:
Senior housing	$52,366	$56,197	$56,162	$55,658	$68,654	$76,128
Skilled nursing facilities	40,872	41,057	41,496	39,096	37,087	93,119

Sub-total	93,238	97,254	97,658	94,754	105,741	169,247
Interest income	8,575	8,830	9,179	9,593	9,378	11,036
Other income	494	1,536	698	661	507	4,497

Total senior housing triple-net	102,307	107,620	107,535	105,008	115,626	184,780
Senior housing operating:
Resident fees and services	—	—	12,809	38,197	71,286	123,149
Medical facilities:
Rental income
Medical office buildings	40,088	42,056	43,758	44,532	54,769	58,560
Hospitals	10,781	12,484	13,313	13,494	12,667	17,561
Life science buildings	3,725	9,355	10,401	10,521	11,270	10,584

Sub-total	54,594	63,895	67,472	68,547	78,706	86,705
Interest income	473	505	875	2,826	2,331	1,830
Other income	271	302	227	185	1,786	466

Total medical facilities revenues	55,338	64,702	68,574	71,558	82,823	89,001
Corporate other income	231	812	231	1,597	531	378

Total revenues	157,876	173,134	189,149	216,360	270,266	274,159
Property operating expenses:
Senior housing operating	—	—	7,993	24,628	49,272	84,334
Medical office buildings	12,992	12,853	13,307	12,936	15,439	16,668
Hospitals	728	150	522	352	870	305
Life science buildings	1,101	2,716	3,035	2,857	3,601	3,212

Sub-total	14,821	15,719	16,864	16,145	19,910	20,185

Total property operating expenses	14,821	15,719	24,857	40,773	69,182	104,519
Net operating income:
Senior housing triple-net	102,307	107,620	107,535	105,008	115,626	184,780
Senior housing operating			4,816	13,569	22,014	38,815
Medical facilities	40,517	48,983	51,710	55,413	62,913	68,816
Non-segment/corporate	231	812	231	1,597	531	378

Net operating income	$143,055	$157,415	$164,292	$175,587	$201,084	$292,789

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30,	June 30,
	2010	2011
NOI Reconciliation:
Total revenues:
Senior housing and care:
Rental income:
Senior housing	$108,561	$144,781
Skilled nursing facilities	81,929	130,207

Sub-total	190,490	274,988
Interest income	17,405	20,414
Other income	2,028	5,004

Senior housing triple-net	209,923	300,406
Resident fees and services	—	194,435
Medical facilities:
Rental income
Medical office buildings	82,145	113,329
Hospitals	23,265	30,228
Life science buildings	13,080	21,854

Sub-total	118,490	165,411
Interest income	978	4,161
Other income	574	2,251

Total medical facilities revenues	120,042	171,823
Corporate other income	1,044	910

Total revenues	331,009	473,139
Property operating expenses:
Senior housing triple-net	—	—
Senior housing operating	—	133,606
Medical facilities:
Medical office buildings	25,844	32,107
Hospitals	878	1,174
Life science buildings	3,817	6,813

Sub-total	30,539	40,094
Non-segment/corporate	—	—

Total property operating expenses	30,539	40,094
Net operating income:
Senior housing triple-net	209,923	300,406
Senior housing operating	—	60,829
Medical facilities	89,503	131,729
Non-segment/corporate	1,044	910

Net operating income	$300,470	$493,874

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The tables below reflect the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,
	2010		2010		2010		2010		2011		2011
EBITDA Reconciliation:
Net income	$31,694		$51,064		$5,781		$40,346		$31,810		$86,208
Interest expense	29,985		37,550		44,985		48,440		59,330		84,773
Income tax expense	84		188		52		38		129		211
Depreciation and amortization	43,581		47,451		49,106		62,406		74,768		111,053

EBITDA	$105,344		$136,253		$99,924		$151,230		$166,037		$282,245

Interest Coverage Ratio:
Interest expense	$29,985		$37,550		$44,985		$48,440		$59,330		$84,773
Non-cash interest expense	(2,841)		(3,659)		(4,258)		(3,187)		(3,716)		(2,698)
Capitalized interest	7,076		5,276		3,656		4,784		4,665		2,313

Total interest	34,220		39,167		44,383		50,037		60,279		84,388
EBITDA	$105,344		$136,253		$99,924		$151,230		$166,037		$282,245

Interest coverage ratio	3.08	x	3.48	x	2.25	x	3.02	x	2.75	x	3.34	x

Fixed Charge Coverage Ratio:
Total interest	$34,220		$39,167		$44,383		$50,037		$60,279		$84,388
Secured debt principal payments	3,378		4,325		4,019		4,930		5,906		7,011
Preferred dividends	5,509		5,484		5,347		5,305		8,680		17,353

Total fixed charges	43,107		48,976		53,749		60,272		74,865		108,752
EBITDA	$105,344		$136,253		$99,924		$151,230		$166,037		$282,245

Fixed charge coverage ratio	2.44	x	2.78	x	1.86	x	2.51	x	2.22	x	2.60	x

	Six Months Ended
	June 30,		June 30,
	2010		2011
EBITDA Reconciliation:
Net income	$82,758		$118,018
Interest expense	67,535		144,103
Income tax expense	273		340
Depreciation and amortization	91,032		185,820

EBITDA	$241,598		$448,281

Interest Coverage Ratio:
Interest expense	$67,535		$144,103
Non-cash interest expense	(6,500)		(6,415)
Capitalized interest	12,352		6,979

Total interest	73,387		144,667
EBITDA	$241,598		$448,281

Interest coverage ratio	3.29	x	3.10	x

Fixed Charge Coverage Ratio:
Total interest	$73,387		$144,667
Secured debt principal payments	7,704		12,918
Preferred dividends	10,993		26,033

Total fixed charges	92,084		183,618
EBITDA	$241,598		$448,281

Fixed charge coverage ratio	2.62	x	2.44	x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,
	2010		2010		2010		2010		2011		2011

Adjusted EBITDA Reconciliation:
Net income	$157,976		$144,282		$125,377		$128,884		$129,001		$164,146
Interest expense	111,746		121,964		138,116		160,960		190,305		237,528
Income tax expense	201		368		475		364		407		430
Depreciation and amortization	167,177		173,897		181,918		202,543		233,731		297,333
Stock-based compensation expense	10,619		10,736		10,669		11,823		9,866		10,350
Provision for loan losses	23,121		23,121		52,039		29,684		29,932		30,100
Loss (gain) on extinguishment of debt	44,822		51,857		34,582		34,171		16,134		9,099

Adjusted EBITDA	$515,662		$526,225		$543,176		$568,429		$609,376		$748,986

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$111,746		$121,964		$138,116		$160,960		$190,305		$237,528
Capitalized interest	38,381		32,631		26,313		20,792		18,381		15,418
Non-cash interest expense	(11,967)		(12,782)		(14,145)		(13,945)		(14,820)		(13,859)
Secured debt principal payments	10,464		12,612		14,333		16,652		19,180		21,866
Preferred dividends	22,064		22,032		21,860		21,645		24,816		36,685

Total fixed charges	170,688		176,457		186,477		206,104		237,862		297,638
Adjusted EBITDA	$515,662		$526,225		$543,176		$568,429		$609,376		$748,986

Adjusted fixed charge coverage ratio	3.02	x	2.98	x	2.91	x	2.76	x	2.56	x	2.52	x

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
     Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our Current Report on Form 8-K filed May 10, 2011, for further information regarding significant accounting policies that impact us. There have been no material changes to these policies in 2011.
Forward-Looking Statements and Risk Factors
     This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of properties; the performance of its operators/tenants and properties; its ability to enter into agreements with viable new tenants for vacant space or for properties that the company takes back from financially troubled tenants, if any; its occupancy rates; its ability to acquire, develop and/or manage properties; its ability to make distributions to stockholders; its policies and plans regarding investments, financings and other matters; its tax status as a real estate investment trust; its critical accounting policies; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The company’s expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care, senior housing and life science industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with profitable results; the failure to make new investments as and when anticipated; acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; regulatory approval and market acceptance of the products and technologies of life science tenants; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention. Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our Current Report on Form 8-K filed May 10, 2011, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	June 30, 2011		December 31, 2010
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$4,464,930	$(201,682)	$3,064,930	$(248,884)
Secured debt	1,653,397	(78,240)	1,030,070	(51,973)

Totals	$6,188,327	$(279,923)	$4,095,000	$(300,857)

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
     On April 15, 2011, we assumed three interest rate swaps (the “April 2011 Swaps”) for a total notional amount of $33,795,000 to hedge interest payments associated with long-term LIBOR based borrowings. One swap with an effective date of December 20, 2010 and a maturity date of September 1, 2013 has the economic effect of fixing $13,095,000 of debt at 3.05%. The other two swaps have an effective date of October 15, 2010 and a maturity date of December 31, 2012 and have the economic effect of fixing $20,700,000 of debt at 2.73%. In June 2011, the April swaps were designated as cash flow hedges and we expect them to be highly effective at offsetting changes in cash flows of interest payments on $33,795,000 of long-term debt due to changes in the LIBOR swap rate.
     Our variable rate debt, including our unsecured line of credit arrangement, is reflected at fair value. At June 30, 2011, we had $0 outstanding related to our variable rate line of credit and $215,894,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $2,159,000. At December 31, 2010, we had $300,000,000 outstanding related to our variable rate line of credit and $103,645,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $4,036,000.
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
     For additional information regarding fair values of financial instruments, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 16 to our consolidated financial statements.

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
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Except as provided in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Risk Factors,” there have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our Current Report on Form 8-K filed May 10, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased(1)	Per Share	or Programs(2)	or Programs
April 1, 2011 through April 30, 2011	134	$53.44
May 1, 2011 through May 31, 2011	117	50.65
June 1, 2011 through June 30, 2011	—

Totals	251	$52.14

(1)	During the three months ended June 30, 2011, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

(2)	No shares were purchased as part of publicly announced plans or programs.

Item 6. Exhibits

3.1	Certificate of Amendment of Second Restated Certificate of Incorporation of the company (filed with the Securities and Exchange Commission as Exhibit 3.1 to the company’s Form 8-K filed May 10, 2011, and incorporated herein by reference thereto).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Equity for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) the Notes to Unaudited Consolidated Financial Statements.

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

HEALTH CARE REIT, INC.

Date: August 9, 2011	By:	/s/ GEORGE L. CHAPMAN
George L. Chapman, Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 9, 2011	By:	/s/ SCOTT A. ESTES
Scott A. Estes, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2011	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr., Vice President and Controller (Principal Accounting Officer)