Form 10-Q
period 2011-09-30
HEALTH CARE REIT INC /DE/
filed 2011-11-03
CIK 766704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No    ☑

As of October 31, 2011, the registrant had 178,909,191 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	September 30, 2011 (Unaudited)	December 31, 2010 (Note)
	(In thousands)
Assets
Real estate investments:
Real property owned:
Land and land improvements	$1,039,079	$727,050
Buildings and improvements	12,114,068	7,627,132
Acquired lease intangibles	361,832	258,079
Real property held for sale, net of accumulated depreciation	5,550	23,441
Construction in progress	208,257	356,793

Gross real property owned	13,728,786	8,992,495
Less accumulated depreciation and amortization	(1,084,746)	(836,966)

Net real property owned	12,644,040	8,155,529
Real estate loans receivable:
Real estate loans receivable	320,611	436,580
Less allowance for losses on loans receivable	(1,823)	(1,276)

Net real estate loans receivable	318,788	435,304

Net real estate investments	12,962,828	8,590,833
Other assets:
Equity investments	239,984	237,107
Goodwill	68,321	51,207
Deferred loan expenses	59,446	32,960
Cash and cash equivalents	136,676	131,570
Restricted cash	56,675	79,069
Receivables and other assets	337,159	328,988

Total other assets	898,261	860,901

Total assets	$13,861,089	$9,451,734

Liabilities and equity
Liabilities:
Borrowings under unsecured line of credit arrangement	$390,000	$300,000
Senior unsecured notes	4,432,092	3,034,949
Secured debt	1,888,083	1,125,906
Capital lease obligations	82,872	8,881
Accrued expenses and other liabilities	342,013	244,345

Total liabilities	7,135,060	4,714,081
Redeemable noncontrolling interests	32,863	4,553
Equity:
Preferred stock	1,010,417	291,667
Common stock	178,772	147,155
Capital in excess of par value	6,384,711	4,932,468
Treasury stock	(13,535)	(11,352)
Cumulative net income	1,849,290	1,676,196
Cumulative dividends	(2,826,800)	(2,427,881)
Accumulated other comprehensive income (loss)	(10,354)	(11,099)
Other equity	6,292	5,697

Total Health Care REIT, Inc. stockholders’ equity	6,578,793	4,602,851
Noncontrolling interests	114,373	130,249

Total equity	6,693,166	4,733,100

Total liabilities and equity	$13,861,089	$9,451,734

NOTE: The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenues:
Rental income	$249,994	$144,924	$656,843	$419,685
Resident fees and services	125,125	12,809	319,559	12,809
Interest income	7,858	10,054	32,433	28,437
Other income	1,809	1,156	9,974	4,802

Total revenues	384,786	168,943	1,018,809	465,733
Expenses:
Interest expense	87,795	42,935	230,143	106,338
Property operating expenses	103,855	20,327	267,981	44,089
Depreciation and amortization	115,640	48,963	298,826	133,004
Transaction costs	6,739	21,235	56,542	29,701
General and administrative	19,735	11,628	57,009	40,331
Loss (gain) on extinguishment of debt	—	9,099	—	34,171
Provision for loan losses	132	28,918	547	28,918

Total expenses	333,896	183,105	911,048	416,552

Income (loss) from continuing operations before income taxes and income from unconsolidated joint ventures	50,890	(14,162)	107,761	49,181
Income tax (expense) benefit	(223)	(52)	(563)	(325)
Income from unconsolidated joint ventures	1,642	1,899	4,156	4,496

Income (loss) from continuing operations	52,309	(12,315)	111,354	53,352
Discontinued operations:
Gain (loss) on sales of properties	185	10,526	56,565	20,559
Impairment of assets	—	(947)	(202)	(947)
Income (loss) from discontinued operations, net	(141)	2,830	2,656	9,886

Discontinued operations, net	44	12,409	59,019	29,498

Net income	52,353	94	170,373	82,850
Less: Preferred stock dividends	17,234	5,347	43,268	16,340
Less: Net income (loss) attributable to noncontrolling interests(1)	(1,488)	(690)	(2,721)	(383)

Net income (loss) attributable to common stockholders	$36,607	$(4,563)	$129,826	$66,893

Average number of common shares outstanding:
Basic	177,272	125,298	169,636	124,132
Diluted	177,849	125,298	170,301	124,660
Earnings per share:
Basic:
Income (loss) from continuing operations attributable to common stockholders	$0.21	$(0.14)	$0.42	$0.30
Discontinued operations, net	—	0.10	0.35	0.24

Net income (loss) attributable to common stockholders*	$0.21	$(0.04)	$0.77	$0.54

Diluted:
Income (loss) from continuing operations attributable to common stockholders	$0.21	$(0.14)	$0.42	$0.30
Discontinued operations, net	—	0.10	0.35	0.24

Net income (loss) attributable to common stockholders*	$0.21	$(0.04)	$0.76	$0.54

Dividends declared and paid per common share	$0.715	$0.69	$2.12	$2.05

*	Amounts may not sum due to rounding
(1)	Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(in thousands)

	Nine Months Ended September 30, 2011
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Other Equity	Noncontrolling Interests	Total
Balances at beginning of period	$291,667	$147,155	$4,932,468	$(11,352)	$1,676,196	$(2,427,881)	$(11,099)	$5,697	$130,249	$4,733,100
Comprehensive income:
Net income (loss)					173,094				(2,303)	170,791
Other comprehensive income:
Unrealized gain (loss) on equity investments							(314)			(314)
Cash flow hedge activity							1,059			1,059

Total comprehensive income										171,536

Contributions by noncontrolling interests			6,647						22,695	29,342
Distributions to noncontrolling interests									(36,268)	(36,268)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		2,124	102,937	(2,183)				(1,046)		101,832
Proceeds from issuance of common stock		29,493	1,364,972							1,394,465
Proceeds from issuance of preferred stock	718,750		(22,313)							696,437
Option compensation expense								1,641		1,641
Cash dividends paid:
Common stock cash dividends						(355,651)				(355,651)
Preferred stock cash dividends						(43,268)				(43,268)

Balances at end of period	$1,010,417	$178,772	$6,384,711	$(13,535)	$1,849,290	$(2,826,800)	$(10,354)	$6,292	$114,373	$6,693,166

	Nine Months Ended September 30, 2010
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Other Equity	Noncontrolling Interests	Total
Balances at beginning of period	$288,683	$123,385	$3,900,666	$(7,619)	$1,547,669	$(2,057,658)	$(2,891)	$4,804	$10,412	$3,807,451
Comprehensive income:
Net income (loss)					83,233				(383)	82,850
Other comprehensive income:
Unrealized gain (loss) on equity investments							(95)			(95)
Cash flow hedge activity							(8,473)			(8,473)

Total comprehensive income										74,282

Contributions by noncontrolling interests			41,423						82,097	123,520
Distributions to noncontrolling interests									(2,649)	(2,649)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,691	70,540	(3,733)				(246)		68,252
Proceeds from issuance of common stock		9,631	413,306							422,937
Redemption of preferred stock	(165)									(165)
Conversion of preferred stock	(13,518)	339	13,179							—
Equity component of convertible debt			(9,689)							(9,689)
Option compensation expense								1,414		1,414
Cash dividends paid:
Common stock cash dividends						(255,217)				(255,217)
Preferred stock cash dividends						(16,340)				(16,340)

Balances at end of period	$275,000	$135,046	$4,429,425	$(11,352)	$1,630,902	$(2,329,215)	$(11,459)	$5,972	$89,477	$4,213,796

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Operating activities
Net income	$170,373	$82,850
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	301,461	143,424
Other amortization expenses	12,024	13,178
Provision for loan losses	547	28,918
Impairment of assets	202	947
Stock-based compensation expense	9,041	9,757
Loss (gain) on extinguishment of debt	—	34,171
Income from unconsolidated joint ventures	(4,156)	(4,496)
Rental income in excess of cash received	(19,596)	(6,200)
Amortization related to above (below) market leases, net	(1,588)	(2,112)
Loss (gain) on sales of properties	(56,565)	(20,559)
Increase (decrease) in accrued expenses and other liabilities	20,781	10,139
Decrease (increase) in receivables and other assets	(14,891)	(1,413)

Net cash provided from (used in) operating activities	417,633	288,604

Investing activities
Investment in real property, net of cash acquired	(4,030,444)	(800,964)
Capitalized interest	(10,090)	(16,008)
Investment in real estate loans receivable	(36,504)	(52,499)
Other investments, net of payments	(6,526)	(75,349)
Principal collected on real estate loans receivable	149,019	18,819
Contributions to unconsolidated joint ventures	(779)	(174,692)
Distributions from unconsolidated joint ventures	13,260	—
Decrease (increase) in restricted cash	27,844	(34,279)
Proceeds from sales of real property	221,585	134,722

Net cash provided from (used in) investing activities	(3,672,635)	(1,000,250)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	90,000	(140,000)
Proceeds from issuance of senior unsecured notes	1,381,086	1,378,180
Payments to extinguish senior unsecured notes	—	(495,542)
Net proceeds from the issuance of secured debt	60,470	79,127
Payments on secured debt	(21,398)	(177,305)
Net proceeds from the issuance of common stock	1,490,681	486,565
Net proceeds from the issuance of preferred stock	696,437	—
Decrease (increase) in deferred loan expenses	(25,994)	(1,993)
Contributions by noncontrolling interests(1)	9,655	2,491
Distributions to noncontrolling interests(1)	(21,910)	(2,649)
Cash distributions to stockholders	(398,919)	(271,557)

Net cash provided from (used in) financing activities	3,260,108	857,317

Increase (decrease) in cash and cash equivalents	5,106	145,671
Cash and cash equivalents at beginning of period	131,570	35,476

Cash and cash equivalents at end of period	$136,676	$181,147

Supplemental cash flow information:
Interest paid	$203,748	$92,106
Income taxes paid	320	220

(1)	Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in seniors housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of September 30, 2011, our broadly diversified portfolio consisted of 898 properties in 45 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities. More information is available on our website at www.hcreit.com.

2. Accounting Policies and Related Matters

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily an indication of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our Current Report on Form 8-K filed August 9, 2011.

New Accounting Standards

In April 2011, FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. It provided additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. The adoption of this ASU did not have a material impact on our consolidated financial position or results of operations.

In September 2011, FASB issued ASU No. 2011-08, Testing for Goodwill Impairment. It allows companies the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Companies would then only proceed to the existing two step impairment test if, after assessing the totality of the events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. The ASU is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We intend to early adopt this ASU and apply to our annual goodwill assessment performed on October 1, 2011.

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

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma consolidated results of operations have been prepared as if the Genesis acquisition had occurred as of January 1, 2010 based on the preliminary purchase price allocations discussed above. Amounts are in thousands, except per share data:

	Nine Months Ended September 30,
	2011	2010
Revenues	$1,074,416	$632,555
Income from continuing operations attributable to common stockholders	$87,113	$66,733
Income from continuing operations attributable to common stockholders per share:
Basic	$0.48	$0.44
Diluted	$0.48	$0.43

Strategic Medical Office Partnership

As discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2010, we formed a strategic partnership with a national medical office building company (“MOBJV”) on December 31, 2010 whereby the partnership invested in 17 medical office properties. We own a controlling interest in 11 properties and consolidate them. Consolidation is based on a combination of ownership interest and control of operational decision-making authority. We do not own a controlling interest in six properties and account for them under the equity method. Our investment in the strategic partnership provides us access to health systems and includes development and property management resources. During the quarter ended September 30, 2011, we finalized the purchase price allocation for our investment in the MOBJV in accordance with ASC 805, Business Combinations. The updated purchase price allocation reflects changes primarily to our estimate of additional purchase consideration that is contingent upon certain occupancy and development project performance thresholds. These adjustments did not have a significant impact on our consolidated results of operations for the three and nine months ended September 30, 2011.

The following table presents the updated purchase price calculation and the allocation to assets acquired and liabilities assumed, based upon their estimated fair values (in thousands):

Land and land improvements	$10,240
Buildings and improvements	170,886
Acquired lease intangibles	41,519
Investment in unconsolidated joint venture	21,321
Goodwill	68,321
Other acquired intangibles	36,439
Cash and cash equivalents	3,873
Restricted cash	107
Receivables and other assets	5,390

Total assets acquired	358,096
Secured debt	61,664
Below market lease intangibles	4,188
Accrued expenses and other liabilities	36,834

Total liabilities assumed	102,686
Redeemable noncontrolling interests	10,848
Preferred stock	16,667
Capital in excess of par	2,721

Net assets acquired	$225,174

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Seniors Housing Operating—Silverado Partnership

During the three months ended March 31, 2011, we completed the formation of our partnership with Silverado Senior Living, Inc. to own and operate a portfolio of 18 combination seniors housing and care communities located in California, Texas, Arizona and Utah. We own a 95.4% partnership interest and Silverado owns the remaining 4.6% interest and continues to manage the communities. The partnership owns and operates six communities previously owned by us and 12 additional communities previously owned by Silverado. The transaction took advantage of the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). The results of operations for this partnership have been included in our consolidated results of operations beginning as of January 1, 2011 and are a component of our seniors housing operating segment. Consolidation is based on a combination of ownership interest and operational decision-making control authority.

In conjunction with the formation of the partnership, we contributed $163,368,000 of cash and the six properties previously owned by us. Silverado contributed the remaining 12 properties to the partnership and the secured debt relating to these properties in exchange for its 4.6% interest in the partnership. The six properties are recorded at their historical carrying values and the noncontrolling interest was established based on such values. The difference between the fair value of the consideration received relating to these properties and the historical allocation of the 4.6% noncontrolling interest was recorded in capital in excess of par value. The total purchase price for the 12 communities acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with the company’s accounting policies. During the quarter ended September 30, 2011, we finalized the purchase price allocation for the transaction, and such finalization did not result in significant changes from the amounts recorded in the preliminary purchase price allocation or to our consolidated results of operations. The following table presents the final purchase price allocation to the assets acquired and liabilities assumed, based on their estimated fair values (in thousands):

Land and land improvements	$11,170
Buildings and improvements	173,841
Acquired lease intangibles	19,305
Investment in unconsolidated subsidiary	14,960
Cash and cash equivalents	6,715
Restricted cash	1,930
Receivables and other assets	3,455

Total assets acquired	231,376
Secured debt	60,667
Accrued expenses and other liabilities	8,306

Total liabilities assumed	68,973
Capital in excess of par	6,017
Noncontrolling interests	7,823

Net assets acquired	$148,563

Seniors Housing Operating—Benchmark Partnership

During the three months ended March 31, 2011, we completed the formation of our partnership with Benchmark Senior Living to own and operate a portfolio of 34 seniors housing communities located in New England. We own a 95% partnership interest and Benchmark owns the remaining 5% interest and continues to manage the communities. The 34 communities included in the partnership were previously owned by The GPT Group and Benchmark. The transaction took advantage of the structure authorized by RIDEA. The results of operations for this partnership have been included in our consolidated results of operations beginning as of March 28, 2011 and are a component of our seniors housing operating segment. Consolidation is based on a combination of ownership interest and operational decision-making control authority.

In conjunction with the formation of the partnership, we contributed $383,356,000 of cash. Benchmark contributed the 34 properties to the partnership and the secured debt relating to these properties in exchange for its 5% interest in the partnership. The total purchase price for the communities acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with the company’s accounting policies. During the quarter ended September 30, 2011, we finalized the purchase price allocation for the transaction, and such finalization did not result in significant changes from the amounts recorded in the preliminary purchase price allocation or to our consolidated results of operations. The following table presents the final purchase price allocation to the assets acquired and liabilities assumed, based on their estimated fair values (in thousands):

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Land and land improvements	$60,440
Buildings and improvements	794,886
Acquired lease intangibles	68,980
Cash and cash equivalents	28,258
Restricted cash	6,255

Total assets acquired	958,819
Secured debt	524,990
Accrued expenses and other liabilities	17,468
Entrance fee liability	13,269

Total liabilities assumed	555,727
Noncontrolling interests	19,737

Net assets acquired	$383,355

Real Property Investment Activity

The following is a summary of our real property investment activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2011		September 30, 2010
	Properties	Amount	Properties	Amount
Real property acquisitions:
Seniors housing operating	46	$1,126,130	25	$576,000
Seniors housing triple-net	179	3,202,273	15	219,772
Medical facilities	22	305,915	19	246,582
Land parcels	1	6,770	—	—

Total acquisitions	248	4,641,088	59	1,042,354
Less: Assumed debt		(727,882)		(353,165)
Assumed other items, net(1)		(152,391)		(152,349)

Cash disbursed for acquisitions		3,760,815		536,840
Construction in progress additions:
Seniors housing triple-net		121,382		62,115
Medical facilities		138,898		184,973

Total construction in progress additions		260,280		247,088
Less: Capitalized interest		(10,090)		(15,536)
Accruals(2)		(33,451)		(8,088)

Cash disbursed for construction in progress		216,739		223,464
Capital improvements to existing properties		52,890		40,660

Total cash invested in real property		$4,030,444		$800,964

(1)	Includes $75,144,000 of capital lease obligations.
(2)	Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the period noted above.

The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2011	September 30, 2010
Development projects:
Seniors housing triple-net	$39,462	$269,261
Medical facilities	325,562	145,973

Total development projects	365,024	415,234
Expansion projects	43,793	2,320

Total construction in progress conversions	$408,817	$417,554

Transaction costs for the nine months ended September 30, 2011 primarily represent costs incurred with the Genesis, Silverado, and Benchmark transactions (including due diligence costs, fees for legal and valuation services, and termination of a pre-existing relationship computed based on the fair value of the assets acquired), lease termination fees and costs incurred in connection with the new property acquisitions.

4. Real Estate Intangibles

The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	September 30, 2011	December 31, 2010
Assets:
In place lease intangibles	$279,081	$182,030
Above market tenant leases	24,882	24,089
Below market ground leases	49,977	46,992
Lease commissions	7,892	4,968

Gross historical cost	361,832	258,079
Accumulated amortization	(121,012)	(49,145)

Net book value	$240,820	$208,934

Weighted-average amortization period in years	18.6	18.2

Liabilities:
Below market tenant leases	$64,671	$57,261
Above market ground leases	5,020	5,020

Gross historical cost	69,691	62,281
Accumulated amortization	(19,964)	(15,992)

Net book value	$49,727	$46,289

Weighted-average amortization period in years	12.2	14.0

5. Dispositions, Assets Held for Sale and Discontinued Operations

During the nine months ended September 30, 2011, we sold 41 properties for net gains of $56,565,000. At September 30, 2011, we had one medical facility that satisfied the requirements for held for sale treatment and such property was properly recorded at the lesser of its estimated fair value less costs to sell or carrying value. During the nine months ended September 30, 2011, we recorded an impairment charge of $202,000 related to two seniors housing triple-net facilities to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations. The following is a summary of our real property disposition activity for the periods presented (in thousands):

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2011	September 30, 2010
Real property dispositions:
Seniors housing triple-net	$129,725	$108,065
Medical facilities	35,295	7,568

Total dispositions	165,020	115,633
Add: Gain on sales of real property	56,565	20,559
Seller financing on sales of real property	—	(1,470)

Proceeds from real property sales	$221,585	$134,722

We have reclassified the income and expenses attributable to all properties sold and attributable to properties held for sale at September 30, 2011 to discontinued operations. Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt. The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$87	$9,805	$9,489	$30,944
Expenses:
Interest expense	16	2,050	1,771	6,182
Property operating expenses	212	1,495	2,427	4,456
Provision for depreciation	—	3,430	2,635	10,420

Income (loss) from discontinued operations, net	$(141)	$2,830	$2,656	$9,886

6. Real Estate Loans Receivable

The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2011			September 30, 2010
	Seniors Housing Triple-net	Medical Facilities	Totals	Seniors Housing Triple-net	Medical Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$13,129	$—	$13,129	$9,742	$15,799	$25,541
Draws on existing loans	15,308	8,067	23,375	28,413	15	28,428

Sub-total	28,437	8,067	36,504	38,155	15,814	53,969
Less: Seller financing on property sales	—	—	—	—	(1,470)	(1,470)

Net cash advances on real estate loans	28,437	8,067	36,504	38,155	14,344	52,499
Receipts on real estate loans receivable:
Loan payoffs	129,860	2,943	132,803	3,809	—	3,809
Principal payments on loans	11,618	4,598	16,216	11,682	3,328	15,010

Total receipts on real estate loans	141,478	7,541	149,019	15,491	3,328	18,819

Net advances (receipts) on real estate loans	$(113,041)	$526	$(112,515)	$22,664	$11,016	$33,680

We recorded $547,000 of provision for loan losses during the nine months ended September 30, 2011, resulting in an allowance for loan losses of $1,823,000 relating to real estate loans with outstanding balances of $9,287,000, all of which were on non-accrual status at September 30, 2011.

7. Investments in Unconsolidated Joint Ventures

During the six months ended June 30, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). We acquired a 49% interest in a seven-building life science campus located in University Park in Cambridge, MA,

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

which is immediately adjacent to the campus of the Massachusetts Institute of Technology. Six buildings closed on February 22, 2010 and the seventh closed on June 30, 2010. The portfolio is 100% leased. In connection with these transactions, we invested $174,692,000 of cash which is recorded as an equity investment on the balance sheet. Our share of the non-recourse secured debt assumed by the joint venture was approximately $156,729,000 with weighted-average interest rates of 7.1%. The aggregate remaining unamortized basis difference of our investment in this joint venture of $8,814,000 at September 30, 2011 is primarily attributable to real estate and related intangible assets and will be amortized over the life of the related properties and included in the reported amount of income from unconsolidated joint ventures.

In December 2010, we entered into a strategic joint venture relationship with a national medical office building company. In connection with this transaction, we invested $21,321,000 of cash which is recorded as an equity investment on the balance sheet. Our share of the non-recourse secured debt assumed by the joint venture relationship was approximately $24,609,000 with weighted-average interest rates of 6.06%. During the first nine months of 2011, we invested an additional $729,000 and assumed our share of non-recourse secured debt of approximately $3,668,000 with a weighted average interest rate of 4.5% for completion of construction in two medical office buildings. The aggregate remaining unamortized basis difference of our investment in this joint venture of $70,000 at September 30, 2011 is primarily attributable to real estate and related intangible assets and will be amortized over the life of the related properties and included in the reported amount of income from unconsolidated joint ventures.

In addition, in January 2011, we completed the formation of a partnership with Silverado Senior Living, Inc. See Note 3 for additional information.

The results of operations for these investments have been included in our consolidated results of operations from the date of acquisition by the joint venture and are reflected in our income statement as income from unconsolidated joint ventures.

8. Customer Concentration

The following table summarizes certain information about our customer concentration as of September 30, 2011 (dollars in thousands):

	Number of Properties(2)	Total Investment(2)	Percent of Investment(3)
Concentration by investment:(1)
Genesis HealthCare Corporation	149	$2,472,607	19%
Benchmark Senior Living, LLC	35	897,925	7%
Merrill Gardens, LLC	38	699,913	5%
Senior Living Communities, LLC	12	605,861	5%
Brandywine Senior Living, LLC	19	602,476	5%
Remaining portfolio	632	7,685,869	59%

Totals	885	$12,964,651	100%

(1)	All of our top five customers are in our seniors housing triple-net segment, except for Benchmark and Merrill Gardens, which are in our seniors housing operating segment.
(2)	Excludes our share of unconsolidated joint venture investments. Please see Note 7 for additional information.
(3)	Investments with our top five customers comprised 32% of total investments at December 31, 2010.

9. Borrowings Under Line of Credit Arrangement and Related Items

On July 27, 2011, we closed on a $2,000,000,000 unsecured line of credit arrangement with a consortium of 31 banks with an option to upsize the facility by up to an additional $500,000,000 through an accordion feature, allowing for the aggregate commitment of up to $2,500,000,000. The revolving credit facility is scheduled to expire July 27, 2015.

Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.59% at September 30, 2011). The applicable margin is based on certain of our debt ratings and was 1.35% at September 30, 2011. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.25% at September 30, 2011. Principal is due upon expiration of the agreement.

The following information relates to aggregate borrowings under the unsecured line of credit arrangement for the periods presented (dollars in thousands):

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance outstanding at quarter end	$390,000	$—	$390,000	$—
Maximum amount outstanding at any month end	$390,000	$560,000	$495,000	$560,000
Average amount outstanding (total of daily principal balances divided by days in period)	$140,978	$220,467	$152,832	$265,465
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	1.61%	1.08%	1.12%	0.71%

10. Senior Unsecured Notes and Secured Debt

We have $4,432,092,000 of senior unsecured notes with annual stated interest rates ranging from 3.00% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $4,464,930,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 11 for further discussion regarding derivative instruments. During the three months ended March 31, 2011, we issued $400,000,000 of 3.625% senior unsecured notes due 2016, $600,000,000 of 5.25% senior unsecured notes due 2022 and $400,000,000 of 6.50% senior unsecured notes due 2041, generating net proceeds of $1,381,086,000.

We have secured debt totaling $1,888,083,000, collateralized by owned properties, with annual interest rates ranging from 4.60% to 10.00%. The carrying amounts of the secured debt represent the par value of $1,867,697,000 adjusted for any unamortized fair value adjustments on loan assumptions. The carrying values of the properties securing the debt totaled $3,534,058,000 at September 30, 2011. During the nine months ended September 30, 2011, we assumed $693,785,000 of first mortgage loans principal with an average rate of 5.4% secured by 36 properties. During the nine months ended September 30, 2011, we issued $58,470,000 of first mortgage loans principal with an average rate of 5.8% secured by 32 properties.

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2011, we were in compliance with all of the covenants under our debt agreements.

At September 30, 2011, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes(1)	Secured Debt (1)	Totals
2011	$—	$7,522	$7,522
2012	76,853	105,993	182,846
2013	300,000	275,041	575,041
2014	—	186,726	186,726
2015	250,000	181,280	431,280
Thereafter	3,838,077	1,111,135	4,949,212

Totals	$4,464,930	$1,867,697	$6,332,627

(1)	Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

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

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Approximately $2,035,000 of losses, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

The following presents the impact of derivative instruments on the statement of operations and OCI for the periods presented (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2011	2010	2011	2010
Gain (loss) on interest rate swap recognized in OCI (effective portion)	n/a	$658	$(3,211)	$2,499	$(10,307)
Gain (loss) reclassified from AOCI into income (effective portion)	Interest expense	467	(236)	1,440	(1,834)
Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Realized loss	—	—	—	—

As of September 30, 2011, we have four interest rate swaps for a total aggregate notional amount of $46,445,000. The swaps hedge interest payments associated with long-term LIBOR based borrowings and mature between December 31, 2012 and December 31, 2013. The swaps are recorded in other liabilities at their fair value of $1,368,000 at September 30, 2011.

12. Commitments and Contingencies

At September 30, 2011, we had four outstanding letter of credit obligations totaling $5,415,000 and expiring in 2013.

At September 30, 2011, we had outstanding construction in process of $208,257,000 for leased properties and were committed to providing additional funds of approximately $256,693,000 to complete construction. At September 30, 2011, we had contingent purchase obligations totaling $69,641,000. These contingent purchase obligations relate to unfunded capital improvement obligations. Rents due from the tenant are increased to reflect the additional investment in the property.

We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.” A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases. At June 30, 2011, we had operating lease obligations of $261,483,000 relating to certain ground leases and company office space. We incurred rental expense relating to company office space of $341,000 and $1,472,000 for the three and nine months ended September 30, 2011, respectively, as compared to $303,000 and $938,000 for the same period in 2010. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At September 30, 2011, aggregate future minimum rentals to be received under these noncancelable subleases totaled $30,251,000.

At September 30, 2011, future minimum lease payments due under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases(1)
2011	$1,447	$1,903
2012	5,769	7,622
2013	5,880	73,003
2014	5,906	660
2015	5,659	8,425
Thereafter	236,822	—

Totals	$261,483	$91,613

(1)	Related to gross assets of $181,254,000 recorded in real property.

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Stockholders’ Equity

The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	September 30, 2011	December 31, 2010
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	25,724,854	11,349,854
Outstanding shares	25,724,854	11,349,854

Common Stock, $1.00 par value:
Authorized shares	400,000,000	225,000,000
Issued shares	179,109,013	147,381,191
Outstanding shares	178,779,343	147,097,381

Preferred Stock. During the nine months ended September 30, 2010, certain holders of our 7.5% Series G Cumulative Convertible Preferred Stock converted 394,200 shares into 282,078 shares of our common stock, leaving 5,513 of such shares outstanding which were redeemed by us on September 30, 2010. During the nine months ended September 30, 2011, we issued 14,375,000 shares of 6.50% Series I Cumulative Convertible Perpetual Preferred Stock. These shares have a liquidation value of $50.00 per share. Dividends are payable quarterly in arrears. The Series I preferred stock is not redeemable by us. The preferred shares are convertible, at the holder’s option, into 0.8460 shares of common stock (equal to an initial conversion price of approximately $59.10).

Common Stock. The following is a summary of our common stock issuances during the nine months ended September 30, 2011 and 2010 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
September 2010 public issuance	9,200,000	$45.75	$420,900	$403,921
2010 Equity shelf plan issuances	431,082	44.94	19,371	19,014
2010 Dividend reinvestment plan issuances	1,441,612	42.83	61,737	61,737
2010 Option exercises	56,947	33.24	1,893	1,893

2010 Totals	11,129,641		$503,901	$486,565

March 2011 public issuance	28,750,000	$49.25	$1,415,938	$1,358,543
2011 Equity shelf plan issuances	743,099	50.59	37,595	36,870
2011 Dividend reinvestment plan issuances	1,869,796	48.39	90,476	89,528
2011 Option exercises	151,927	37.78	5,740	5,740

2011 Totals	31,514,822		$1,549,749	$1,490,681

Comprehensive Income

The following is a summary of accumulated other comprehensive income/(loss) as of the dates indicated (in thousands):

	September 30, 2011	December 31, 2010
Unrecognized losses on cash flow hedges	$(8,910)	$(9,969)
Unrecognized losses on equity investments	(811)	(497)
Unrecognized actuarial losses	(633)	(633)

Totals	$(10,354)	$(11,099)

The following is a summary of comprehensive income/(loss) for the periods indicated (in thousands):

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Unrecognized gains (losses) on cash flow hedges	$191	$(2,975)	$1,059	$(8,473)
Unrecognized gains (losses) on equity investments	(400)	42	(314)	(95)

Total other comprehensive income (loss)	(209)	(2,933)	745	(8,568)
Net income attributable to controlling interests	53,841	784	173,094	83,233

Comprehensive income (loss) attributable to controlling interests	53,632	(2,149)	173,839	74,665
Net and comprehensive income (loss) attributable to noncontrolling interests(1)	(1,488)	(690)	(2,721)	(383)

Total comprehensive income (loss)	$52,144	$(2,839)	$171,118	$74,282

(1)	Includes amounts attributable to redeemable noncontrolling interests.

Other Equity

Other equity consists of accumulated option compensation expense which represents the amount of amortized compensation costs related to stock options awarded to employees and directors. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $301,000 and $1,641,000 for the three and nine months ended September 30, 2011 as compared to $221,000 and $1,414,000 for the same periods in 2010.

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

Option Award Activity

The following table summarizes information about stock option activity for the nine months ended September 30, 2011:

Stock Options	Number of Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value ($000’s)
Options at beginning of year	1,207	$39.45	8.0
Options granted	289	49.17
Options exercised	(153)	37.43
Options terminated	(7)	43.02

Options at end of period	1,336	$41.77	7.8	$14,255

Options exercisable at end of period	506	$38.90	6.2	$6,842
Weighted average fair value of options granted during the period		$9.60

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at September 30, 2011. During the nine months ended September 30, 2011 and 2010, the aggregate intrinsic value of options exercised under our stock incentive plans was $2,190,000 and $668,000, respectively (determined as of the date of option exercise). Cash received from option exercises under our stock incentive plans was $5,740,000 for the nine months ended September 30, 2011.

As of September 30, 2011, there was approximately $4,551,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of four years. As of September 30, 2011, there was approximately $14,676,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans. That cost is expected to be recognized over a weighted average period of three years.

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share — net income (loss) attributable to common stockholders	$36,607	$(4,563)	$129,826	$66,893

Denominator for basic earnings per share — weighted average shares	177,272	125,298	169,636	124,132
Effect of dilutive securities:
Employee stock options	172	—	180	112
Non-vested restricted shares	258	—	241	416
Convertible senior unsecured notes	147	—	244	—

Dilutive potential common shares	577	—	665	528

Denominator for diluted earnings per share — adjusted weighted average shares	177,849	125,298	170,301	124,660

Basic earnings per share	$0.21	$(0.04)	$0.77	$0.54

Diluted earnings per share	$0.21	$(0.04)	$0.76	$0.54

The diluted earnings per share calculations exclude the dilutive effect of 0 and 381,000 stock options for the three and nine months ended September 30, 2011 and 2010, respectively, because the exercise prices were more than the average market price. The Series H Cumulative Convertible and Redeemable Preferred Stock and Series I Cumulative Convertible Perpetual Preferred Stock were not included in the 2011 calculation as the effect of conversions into common stock was anti-dilutive for that period.

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

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Mortgage loans receivable	$68,378	$70,258	$109,283	$111,255
Other real estate loans receivable	252,233	257,382	327,297	333,003
Available-for-sale equity investments	789	789	1,103	1,103
Cash and cash equivalents	136,676	136,676	131,570	131,570

Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$390,000	$390,000	$300,000	$300,000
Senior unsecured notes	4,432,092	4,564,824	3,034,949	3,267,638
Secured debt	1,888,083	2,434,344	1,125,906	1,178,081
Interest rate swap agreements	1,368	1,368	482	482

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Interest rate swap agreements are valued using models that assume a hypothetical transaction to sell the asset or transfer the liability in the principal market for the asset or liability based on market data derived from interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment timing, loss severities, credit risks and default rates.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

	Fair Value Measurements as of September 30, 2011
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$789	$789	$—	$—
Interest rate swap agreements(2)	(1,368)	—	(1,368)	—

Totals	$(579)	$789	$(1,368)	$—

(1)	Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.
(2)	Please see Note 11 for additional information.

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

17. Segment Reporting

During the nine months ended September 30, 2011, we changed the name of our seniors housing and care segment to seniors housing triple-net. Additionally, we added a new seniors housing operating segment. There was no activity related to this segment prior to September 1, 2010. We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our three business segments: seniors housing triple-net, seniors housing operating and medical facilities. Our seniors housing triple-net properties include skilled nursing/post-acute facilities, assisted living facilities, independent living/continuing care retirement communities and combinations thereof. Under the seniors housing triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our seniors housing operating properties include assisted living facilities and independent living/continuing care retirement communities that are owned and/or operated through RIDEA partnership structures. Our primary medical facility properties include medical office buildings, hospitals and life science buildings. Our medical office buildings are typically leased to multiple tenants and generally require a certain level of property management. Our hospital investments are structured similar to our seniors housing triple-net investments. Our life science investments represent investments in an unconsolidated joint venture (see Note 7 for additional information). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010). There are no intersegment sales or transfers. We evaluate performance based upon net operating income of the combined properties in each segment. Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income.

Summary information for the reportable segments during the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands and includes amounts from discontinued operations):

	Rental Income	Resident Fees and Services	Interest Income	Other Income	Total Revenues	Property Operating Expenses	Net Operating Income(1)	Real Estate Depreciation/ Amortization	Interest Expense	Total Assets
Three Months Ended September 30, 2011
Seniors housing triple-net	$169,668	$—	$6,810	$454	$176,932	$—	$176,932	$48,690	$4,110	$7,696,298
Seniors housing operating	—	125,125	—	—	125,125	86,218	38,907	39,019	13,945	2,240,665
Medical facilities(2)	80,413	—	1,048	1,048	82,509	17,849	64,660	27,931	8,356	3,657,811
Non-segment/Corporate	—	—	—	307	307	—	307	—	61,400	266,315

	$250,081	$125,125	$7,858	$1,809	$384,873	$104,067	$280,806	$115,640	$87,811	$13,861,089

Three Months Ended September 30, 2010
Seniors housing triple-net	$97,658	$—	$9,179	$698	$107,535	$—	$107,535	$27,495	$4,271
Seniors housing operating	—	12,809	—	—	12,809	7,993	4,816	4,879	3,236
Medical facilities(2)	57,071	—	875	227	58,173	13,829	44,344	20,019	6,506
Non-segment/Corporate	—	—	—	231	231	—	231	—	30,972

	$154,729	$12,809	$10,054	$1,156	$178,748	$21,822	$156,926	$52,393	$44,985

HEALTH CARE REIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Rental Income	Resident Fees and Services	Interest Income	Other Income	Total Revenues	Property Operating Expenses	Net Operating Income(1)	Real Estate Depreciation/ Amortization	Interest Expense
Nine Months Ended September 30, 2011
Seniors housing triple-net	$444,656	$—	$27,224	$5,458	$477,338	$—	$477,338	$127,088	$9,812
Seniors housing operating	—	319,559	—	—	319,559	219,824	99,735	97,326	33,446
Medical facilities(2)	221,676	—	5,209	3,879	230,764	50,584	180,180	77,047	23,321
Non-segment/Corporate	—	—	—	637	637	—	637	—	165,335

	$666,332	$319,559	$32,433	$9,974	$1,028,298	$270,408	$757,890	$301,461	$231,914

Nine Months Ended September 30, 2010
Seniors housing triple-net	$288,148	$—	$26,583	$2,726	$317,457	$—	$317,457	$82,448	$13,964
Seniors housing operating	—	12,809	—	—	12,809	7,993	4,816	4,879	3,236
Medical facilities	162,481	—	1,854	800	165,135	40,552	124,583	56,097	18,560
Non-segment/Corporate	—	—	—	1,276	1,276	—	1,276	—	76,760

	$450,629	$12,809	$28,437	$4,802	$496,677	$48,545	$448,132	$143,424	$112,520

(1)	Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.
(2)	Excludes income and expense amounts related to properties held in unconsolidated joint ventures. Please see Note 7 for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our Current Reports on Form 8-K filed August 9, 2011 and September 1, 2011, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Summary

Company Overview

Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of seniors housing and health care real estate since the company was founded in 1970. We are an S&P 500 company headquartered in Toledo, Ohio and our portfolio spans the full spectrum of seniors housing and health care real estate, including seniors housing communities, skilled nursing/post-acute facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets. The following table summarizes our portfolio as of September 30, 2011:

Type of Property	Investments (in thousands)	Percentage of Investments	Number of Properties	# Beds/Units or Sq. Ft.	Investment per metric(1)	States
Seniors housing triple-net	$3,953,994	29.6%	277	24,731 units	$163,451 per unit	38
Skilled nursing/post-acute	3,549,696	26.6%	303	39,426 beds	90,211 per bed	28
Seniors housing operating	2,173,410	16.3%	99	10,537 units	206,265 per unit	21
Hospitals	891,697	6.7%	35	2,105 beds	424,248 per bed	16
Medical office buildings(2)	2,442,508	18.3%	177	10,255,203 sq. ft.	254 per sq. ft.	27
Life science buildings(2)	340,235	2.5%	7		n/a	1

Totals	$13,351,540	100.0%	898			45

(1)	Investment per metric was computed by using the total committed investment amount of $13,608,233,000, which includes net real estate investments, our share of unconsolidated joint venture investments and unfunded construction commitments for which initial funding has commenced which amounted to $12,964,651,000, $386,889,000 and $256,693,000, respectively.
(2)	Includes our share of unconsolidated joint venture investments. Please see Note 7 to our unaudited financial statements for additional information.

Health Care Industry

The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future. The Centers for Medicare and Medicaid Services (“CMS”) projects that national health expenditures will rise to $3.4 trillion in 2015 or 18.3% of gross domestic product (“GDP”). The average annual growth in national health expenditures for 2010 through 2020 is expected to be 6.0%.

While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates. We believe the health care property market may be less susceptible to fluctuations and economic downturns relative to other property sectors. Investor interest in the market remains strong, especially in specific sectors such as medical office buildings, regardless of the current lending environment. As a REIT, we believe we are situated to benefit from any turbulence in the capital markets due to our access to capital.

The total U.S. population is projected to increase by 20.4% through 2030. The elderly population aged 65 and over is projected to increase by 79.2% through 2030. The elderly are an important component of health care utilization, especially independent living services, assisted living services, skilled nursing/post-acute services, inpatient and outpatient hospital services and physician ambulatory care. Most health care services are provided within a health care facility such as a hospital, a physician’s office or a seniors housing facility. Therefore, we believe there will be continued demand for companies, such as ours, with expertise in health care real estate.

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

We will continue to be selective as further income-enhancing acquisition opportunities are pursued. Investment opportunities must adhere to our strict underwriting and risk allocation criteria. In addition, we will continue to monitor the commercial real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly. See our discussion of “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our Current Report on Form 8-K filed September 1, 2011.

Business Strategy

Our primary objectives are to protect stockholder capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders as a result of annual increases in rental and interest income and portfolio growth. To meet these objectives, we invest across the full spectrum of seniors housing and health care real estate and diversify our investment portfolio by property type, customer and geographic location.

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

For the nine months ended September 30, 2011, rental income, resident fees and services and interest income represented 65%, 31% and 3%, respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

Our primary sources of cash include rent and interest receipts, resident fees and services, borrowings under the unsecured line of credit arrangement, public and private offerings of debt and equity securities, proceeds from the sales of real property and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including capital expenditures and construction advances), loan advances, property operating expenses and general and administrative expenses. Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $350,000,000 during 2011. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured line of credit arrangement. At September 30, 2011, we had $136,676,000 of cash and cash equivalents, $56,675,000 of restricted cash and $1,610,000,000 of available borrowing capacity under our unsecured line of credit arrangement.

Key Transactions in 2011

We have completed the following key transactions to date in 2011:

•

our Board of Directors increased the quarterly cash dividend to $0.74 per common share for 2012, as compared to the previous $0.715 per common share rate, beginning with the February 2012 dividend payment;

•	we raised $3,534,688,000 of equity and unsecured debt capital in March 2011;

•	we completed $4,821,602,000 of gross investments and had $297,825,000 of investment payoffs during the nine months ended September 30, 2011;

•	we extended our unsecured line of credit arrangement to July 2015 and expanded it to $2,000,000,000 in July 2011; and

•	we announced plans to declassify the Board of Directors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Net income (loss) attributable to common stockholders	$25,812	$45,646	$(4,563)	$39,988	$23,372	$69,847	$36,607
Funds from operations	63,087	92,214	38,708	85,070	70,851	149,691	150,376
Net operating income(1)	143,055	157,415	164,292	175,585	201,084	292,789	289,322

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.21	$0.37	$(0.04)	$0.29	$0.15	$0.39	$0.21
Funds from operations	0.51	0.74	0.31	0.61	0.46	0.84	0.85

(1)	Includes our share of net operating income from unconsolidated joint ventures.

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

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Asset mix:
Real property	88%	88%	90%	91%	92%	94%	95%
Real estate loans receivable	7%	7%	5%	5%	4%	3%	2%
Joint venture investments	5%	5%	5%	4%	4%	3%	3%

Investment mix:(1)
Seniors housing triple-net	60%	60%	52%	51%	45%	56%	57%
Seniors housing operating	0%	0%	10%	12%	22%	17%	16%
Medical facilities	40%	40%	38%	37%	33%	27%	27%

Relationship mix:(1)
Genesis HealthCare, LLC						19%	19%
Benchmark Senior Living, LLC				8%	9%	7%	7%
Merrill Gardens, LLC			10%	7%	7%	6%	5%
Senior Living Communities, LLC	8%	8%	8%	7%	6%	5%	5%
Brandywine Senior Living, LLC				5%	6%	5%	5%
Senior Star Living	5%	4%	4%	4%	5%
Brookdale Senior Living, Inc.	5%	5%	4%
Capital Senior Living Corporation	4%	4%	4%
Silverado Senior Living, Inc.	4%	3%
Remaining relationships	74%	76%	70%	69%	67%	58%	59%

Geographic mix:(1)
New Jersey	12%	11%	10%	10%		8%	9%
Massachusetts	9%	9%	11%	10%	10%	9%	9%
Florida	10%	10%	9%	8%	9%	7%	8%
California	11%	11%	9%	7%	10%	8%	8%
Texas			7%	6%	8%	7%	7%
Wisconsin	7%	7%
Washington					6%
Remaining states	51%	52%	54%	59%	57%	61%	59%

(1)	Includes our share of unconsolidated joint venture investments.

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

	Three Months Ended
	March 31, 2010		June 30, 2010		September 30, 2010		December 31, 2010		March 31, 2011		June 30, 2011		September 30, 2011
Debt to book capitalization ratio	43%		46%		45%		49%		48%		49%		50%
Debt to undepreciated book capitalization ratio	39%		41%		41%		45%		45%		45%		47%
Debt to market capitalization ratio	32%		36%		34%		38%		37%		38%		42%
Interest coverage ratio	3.08	x	3.48	x	2.20	x	3.07	x	2.75	x	3.34	x	2.94	x
Fixed charge coverage ratio	2.44	x	2.78	x	1.81	x	2.55	x	2.22	x	2.60	x	2.29	x

Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of September 30, 2011 (dollars in thousands):

	Expiration Year
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Thereafter

Seniors housing triple-net:
Properties	1	16	20	17	2	—	37	51	33	46	357
Base rent(1)	$769	$12,774	$44,568	$27,423	$2,026	$—	$16,923	$36,823	$28,397	$40,482	$473,790
% of base rent	0.1%	1.9%	6.5%	4.0%	0.3%	0.0%	2.5%	5.4%	4.2%	5.9%	69.3%

Hospitals:
Properties	—	—	—	—	—	—	3	—	—	5	27
Base rent(1)	$—	$—	$—	$—	$—	$—	$2,350	$—	$—	$5,959	$70,049
% of base rent	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	3.0%	0.0%	0.0%	7.6%	89.4%

Medical office buildings:
Square feet	105,571	616,122	459,380	556,676	464,820	811,353	562,699	256,021	427,841	387,448	4,405,599
Base rent(1)	$2,229	$12,999	$10,074	$11,815	$10,265	$17,821	$13,007	$5,811	$10,649	$10,579	$95,053
% of base rent	1.1%	6.5%	5.0%	5.9%	5.1%	8.9%	6.5%	2.9%	5.3%	5.3%	47.5%

(1)	The most recent monthly base rent including straight line for leases with fixed escalators or annual cash rents with contingent escalators. Base rent does not include tenant recoveries or amortization of above and below market lease intangibles.

We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our Current Reports on Form 8-K filed August 9, 2011 and September 1, 2011, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Portfolio Update

Net operating income. The primary performance measure for our properties is net operating income (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our net operating income for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Net operating income:
Seniors housing triple-net	$102,307	$107,620	$107,535	$105,008	$115,626	$184,780	$176,932
Seniors housing operating	—	—	4,816	13,569	22,014	38,815	38,907
Medical facilities(1)	40,517	48,983	51,710	55,411	62,913	68,816	73,176
Non-segment/corporate	231	812	231	1,597	531	378	307

Net operating income	$143,055	$157,415	$164,292	$175,585	$201,084	$292,789	$289,322

(1) Includes our share of net operating income from unconsolidated joint ventures.

Payment coverage. Payment coverage of our triple-net customers continues to remain strong. Our overall payment coverage is at 1.96 times. The table below reflects our recent historical trends of portfolio coverage. Coverage represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us.

Twelve months ended
	September 30, 2009	September 30, 2010	September 30, 2011
Seniors housing	1.51x	1.54x	1.42x
Skilled nursing/post-acute	2.29x	2.42x	2.28x
Hospitals	2.47x	2.66x	2.62x

Weighted averages	2.01x	2.12x	1.96x

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Nine Months Ended		Change
	September 30, 2011	September 30, 2010	$	%
Cash and cash equivalents at beginning of period	$131,570	$35,476	$96,094	271%
Cash provided from operating activities	417,633	288,604	129,029	45%
Cash used in investing activities	(3,672,635)	(1,000,250)	(2,672,385)	267%
Cash provided from financing activities	3,260,108	857,317	2,402,791	280%

Cash and cash equivalents at end of period	$136,676	$181,147	$(44,471)	-25%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Activities. The change in net cash provided from operating activities is primarily attributable to an increase in net income, excluding gains/losses on sales of properties, and depreciation and amortization. These items are discussed below in “Results of Operations.” The following is a summary of our straight-line rent and above/below market lease amortization (dollars in thousands):

	Nine Months Ended		Change
	September 30, 2011	September 30, 2010	$	%
Gross straight-line rental income	$27,909	$12,414	$15,495	125%
Cash receipts due to real property sales	(815)	(752)	(63)	8%
Prepaid rent receipts	(7,498)	(5,462)	(2,036)	37%
Amortization related to below (above) market leases, net	1,588	2,112	(524)	-25%

	$21,184	$8,312	$12,872	155%

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

Investing Activities. The changes in net cash used in investing activities are primarily attributable to net changes in real property and real estate loans receivable. The following is a summary of our investment and disposition activities (dollars in thousands):

	Nine Months Ended
	September 30, 2011		September 30, 2010
	Properties	Amount	Properties	Amount
Real property acquisitions:
Seniors housing operating	46	$1,126,130	25	$576,000
Seniors housing triple-net	179	3,202,273	15	219,772
Medical office buildings	22	305,915	19	246,582
Land parcels	1	6,770	—	—

Total acquisitions	248	4,641,088	59	1,042,354
Less: Assumed debt		(727,882)		(353,165)
Assumed other items, net		(152,391)		(152,349)

Cash disbursed for acquisitions		3,760,815		536,840
Construction in progress cash additions		216,739		223,464
Capital improvements to existing properties		52,890		40,660

Total cash invested in real property		4,030,444		800,964

Real property dispositions:
Seniors housing triple-net	37	129,725	13	108,065
Medical facilities	4	35,295	3	7,568

Total dispositions	41	165,020	16	115,633
Less: Gains (losses) on sales of real property		56,565		20,559
Seller financing on sales of real property		—		(1,470)

Proceeds from real property sales		221,585		134,722

Net cash investments in real property	207	$3,808,859	43	$666,242

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended
	September 30, 2011			September 30, 2010
	Seniors Housing Triple-net	Medical Facilities	Totals	Seniors Housing Triple-net	Medical Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$13,129	$—	$13,129	$9,742	$15,799	$25,541
Draws on existing loans	15,308	8,067	23,375	28,413	15	28,428

Subtotal	28,437	8,067	36,054	38,155	15,814	53,969
Less: Seller financing on property sales	—	—	—	—	(1,470)	(1,470)

Net cash advances on real estate loans	28,437	8,067	36,504	38,155	14,344	52,499
Receipts on real estate loans receivable:
Loan payoffs	129,860	2,943	132,803	3,809	—	3,809
Principal payments on loans	11,618	4,598	16,216	11,682	3,328	15,010

Total receipts on real estate loans	141,478	7,541	149,019	15,491	3,328	18,819

Net advances (receipts) on real estate loans	$(113,041)	$526	$(112,515)	$22,664	$11,016	$33,680

Capitalization rates for acquisitions represent annualized contractual income to be received in cash at date of investment divided by investment amounts. Capitalization rates for dispositions represent annualized contractual income that was being received in cash at date of disposition divided by cash proceeds. For the nine months ended September 30, 2011, weighted-average capitalization rates for acquisitions and dispositions were as follows:

	Acquisitions	Dispositions
Seniors Housing Triple-net	8.1%	10.6%
Seniors Housing Operating	7.1%	n/a
Medical Facilities	7.4%	7.1%

Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common and preferred stock and dividend payments.

For the nine months ended September 30, 2011, we had a net increase of $90,000,000 on our unsecured line of credit arrangement as compared to a net decrease of $140,000,000 for the same period in 2010. The change in our senior unsecured notes is due to (i) the issuance of $400,000,000 of 3.625% senior unsecured notes due 2016, $600,000,000 of 5.25% senior unsecured notes due 2022 and $400,000,000 of 6.50% senior unsecured notes due 2041 in March 2011; (ii) the issuance of $494,403,000 of convertible senior unsecured notes in March and June 2010; (iii) the repurchase of $441,326,000 of convertible senior unsecured notes in March and June 2010; (iv) the issuance of $450,000,000 of senior unsecured notes in April and June 2010; and (v) the issuance of $450,000,000 of senior unsecured notes in September 2010.

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

The following is a summary of our common stock issuances for the nine months ended September 30, 2011 and 2010 (dollars in thousands, except per share amounts):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
September 2010 public issuance	9,200,000	$45.75	$420,900	$403,921
2010 Equity shelf plan issuances	431,082	44.94	19,371	19,014
2010 Dividend reinvestment plan issuances	1,441,612	42.83	61,737	61,737
2010 Option exercises	56,947	33.24	1,893	1,893

2010 Totals	11,129,641		$503,901	$486,565

March 2011 public issuance	28,750,000	$49.25	$1,415,938	$1,358,543
2011 Equity shelf plan issuances	743,099	50.59	37,595	36,870
2011 Dividend reinvestment plan issuances	1,869,796	48.39	90,476	89,528
2011 Option exercises	151,927	37.78	5,740	5,740

2011 Totals	31,514,822		$1,549,749	$1,490,681

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increase in dividends is primarily attributable to an increase in our common shares outstanding. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2011		September 30, 2010
	Per Share	Amount	Per Share	Amount
Common Stock	$2.1200	$355,651	$2.0500	$255,217
Series D Preferred Stock	1.4766	5,906	1.4766	5,906
Series E Preferred Stock	—	—	1.1250	94
Series F Preferred Stock	1.4297	10,008	1.4297	10,008
Series G Preferred Stock	—	—	1.4064	332
Series H Preferred Stock	2.1438	750
Series I Preferred Stock	1.8507	26,604

Totals		$398,919		$271,557

Off-Balance Sheet Arrangements

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

At September 30, 2011, we had four outstanding letter of credit obligations totaling $5,415,000 and expiring in 2013. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

The following table summarizes our payment requirements under contractual obligations as of September 30, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Unsecured line of credit arrangement	$390,000	$—	$—	$390,000	$—
Senior unsecured notes(1)	4,464,930	—	376,853	250,000	3,838,077
Secured debt(1)	2,059,092	8,748	449,758	402,271	1,198,315
Contractual interest obligations	3,119,707	85,279	666,913	563,880	1,803,636
Capital lease obligations	91,613	1,903	80,625	9,085	—
Operating lease obligations	261,483	1,447	11,649	11,565	236,822
Purchase obligations	326,334	20,489	271,150	34,695	—
Other long-term liabilities	4,815	1,539	—	866	2,410

Total contractual obligations	$10,717,974	$119,405	$1,856,948	$1,662,362	$7,079,260

(1)	Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

At September 30, 2011, we had an unsecured line of credit arrangement with a consortium of 31 banks in the amount of $2.0 billion, which is scheduled to expire on July 27, 2015. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.59% at September 30, 2011). The applicable margin is based on certain of our debt ratings and was 1.35% at September 30, 2011. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.25% at September 30, 2011. Principal is due upon expiration of the agreement.

We have $4,464,930,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 3.00% to 8.00%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $2,447,076,430 at September 30, 2011. A total of $788,077,000 of our senior unsecured notes are convertible notes that also contain put features.

We have consolidated secured debt with total outstanding principal of $1,867,697,000, collateralized by owned properties, with fixed annual interest rates ranging from 4.60% to 10.00%, payable monthly. The carrying values of the properties securing the debt totaled $3,534,058,000 at September 30, 2011. Total contractual interest obligations on consolidated secured debt totaled $619,873,000 at September 30, 2011. Additionally, our share of non-recourse debt associated with unconsolidated joint ventures (as reflected in the contractual obligations table above) is $192,275,000 at September 30, 2011. Our share of contractual interest obligations on our unconsolidated joint venture secured debt is $42,878,000 at September 30, 2011.

At September 30, 2011, we had operating lease obligations of $261,483,000 relating primarily to ground leases at certain of our properties and office space leases. One lease related to a seniors housing triple-net facility contains a bargain purchase option and has been classified as a capital lease.

Purchase obligations include unfunded construction commitments and contingent purchase obligations. At September 30, 2011, we had outstanding construction financings of $208,257,000 for leased properties and were committed to providing additional financing of approximately $256,693,000 to complete construction. At September 30, 2011, we had contingent purchase obligations totaling $69,641,000. These contingent purchase obligations relate to unfunded capital improvement obligations. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and a non-compete agreement. We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. We expect to contribute $1,500,000 to the SERP during the 2011 fiscal year. Benefit payments are expected to total $2,367,000 during the next five fiscal years and $2,410,000 thereafter. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $4,559,000 and $4,066,000 at September 30, 2011 and December 31, 2010, respectively.

In connection with the Windrose merger, we entered into a consulting agreement with Frederick L. Farrar, which expired in December 2008. We entered into a new consulting agreement with Mr. Farrar in December 2008, which expired in December 2009. Mr. Farrar agreed not to compete with us for a period of two years following the expiration of the agreement. In exchange for complying with the covenant not to compete, Mr. Farrar receives eight quarterly payments of $37,500, with the first payment to be made on the date of expiration of the agreement. The first payment to Mr. Farrar was made in January 2010 and the final payment was made in October 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Structure

As of September 30, 2011, we had total equity of $6,693,166,000 and a total debt balance of $6,710,175,000, which represents a debt to total book capitalization ratio of 50%. Our ratio of debt to market capitalization was 42% at September 30, 2011. For the three months ended September 30, 2011, our interest coverage ratio was 2.94x and our fixed charge coverage ratio was 2.29x. Also, at September 30, 2011, we had $136,676,000 of cash and cash equivalents, $56,675,000 of restricted cash and $1,610,000,000 of available borrowing capacity under our unsecured line of credit arrangement.

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2011, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged.

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

On May 7, 2009, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of October 31, 2011, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of October 31, 2011, 6,516,084 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of October 31, 2011, we had $462,404,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.

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

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2011	September 30, 2010	Amount	%	September 30, 2011	September 30, 2010	Amount	%
Net income (loss) attributable to common stockholders	$36,607	$(4,563)	$41,170	n/a	$129,826	$66,893	$62,933	94%
Funds from operations	150,376	38,708	111,668	288%	370,780	194,005	176,775	91%
EBITDA	256,027	97,524	158,503	163%	704,310	339,119	365,191	108%
Net operating income	289,322	164,292	125,030	76%	783,194	464,761	318,433	69%

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.21	$(0.04)	$0.25	n/a	$0.76	$0.54	$0.22	41%
Funds from operations	0.85	0.31	0.54	174%	2.18	1.56	0.62	40%

Interest coverage ratio	2.94x	2.20x	0.74x	34%	3.04x	2.88x	0.16x	6%
Fixed charge coverage ratio	2.29x	1.81x	0.48x	27%	2.39x	2.33x	0.06x	3%

We evaluate our business and make resource allocations on our three business segments: seniors housing triple-net, seniors housing operating and medical facilities. Please see Note 17 to our unaudited consolidated financial statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Triple-net

The following is a summary of our results of operations for the seniors housing triple-net segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2011	September 30, 2010	$	%	September 30, 2011	September 30, 2010	$	%
Revenues:
Rental income	$169,581	$89,294	$80,287	90%	$437,361	$261,864	$175,497	67%
Interest income	6,810	9,179	(2,369)	-26%	27,224	26,584	640	2%
Other income	454	698	(244)	-35%	5,459	2,725	2,734	100%

Net operating income from continuing operations	176,845	99,171	77,674	78%	470,044	291,173	178,871	61%

Other expenses:
Interest expense	4,094	2,506	1,588	63%	8,424	8,607	(183)	-2%
Depreciation and amortization	48,690	24,426	24,264	99%	125,128	73,048	52,080	71%
Transaction costs	6,080	11,243	(5,163)	-46%	22,872	16,906	5,966	35%
Loss on extinguishment of debt	—	7,791	(7,791)	-100%	—	7,791	(7,791)	-100%
Provision for loan losses	90	28,918	(28,828)	-100%	90	28,918	(28,828)	-100%

	58,954	74,884	(15,930)	-21%	156,514	135,270	21,244	16%

Income from continuing operations before income (loss) from unconsolidated joint ventures	117,891	24,287	93,604	385%	313,530	155,903	157,627	101%
Income (loss) from unconsolidated joint ventures	(24)	—	(24)	n/a	(9)	—	(9)	n/a

Income from continuing operations	117,867	24,287	93,580	385%	313,521	155,903	157,618	101%
Discontinued operations:
Gain on sales of properties	172	10,526	(10,354)	-98%	54,514	18,894	35,620	189%
Impairment of assets	—	—	—	n/a	(202)	—	(202)	n/a
Income from discontinued operations, net	71	3,530	(3,459)	-98%	3,948	11,526	(7,578)	-66%

Discontinued operations, net	243	14,056	(13,813)	-98%	58,260	30,420	27,840	92%

Net income	118,110	38,343	79,767	208%	371,781	186,323	185,458	100%
Less: Net income attributable to noncontrolling interests	99	—	99	n/a	214	—	214	n/a

Net income attributable to common stockholders	$118,011	$38,343	$79,668	208%	$371,567	$186,323	$185,244	99%

The increase in rental income is primarily attributable to acquisitions and the conversion of newly constructed seniors housing triple-net properties subsequent to September 30, 2010 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. For the three months ended September 30, 2011, we had no lease renewals but we had 13 leases with rental rate increasers ranging from 0.25% to 0.43% in our seniors housing triple-net portfolio.

Interest expense for the nine months ended September 30, 2011 and 2010 represents $9,812,000 and $13,964,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our seniors housing triple-net property secured debt principal activity (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Amount	Weighted Avg. Interest Rate	Amount	Weighted Avg. Interest Rate	Amount	Weighted Avg. Interest Rate	Amount	Weighted Avg. Interest Rate
Beginning balance	$261,199	5.109%	$388,092	5.705%	$172,862	5.265%	$298,492	5.998%
Debt issued	—	—	—	—	—	—	81,977	4.600%
Debt assumed	—	—	247,087	6.053%	90,120	4.819%	257,375	6.057%
Debt extinguished	—	—	(150,981)	5.924%	—	—	(150,981)	5.924%
Principal payments	(1,198)	5.571%	(1,581)	5.918%	(2,981)	5.568%	(4,246)	5.978%

Ending balance	$260,001	5.107%	$482,617	5.815%	$260,001	5.107%	$482,617	5.815%

Monthly averages	$260,619	5.108%	$411,312	5.738%	$212,561	5.007%	$345,020	5.875%

Depreciation and amortization increased primarily as a result of the conversions of newly constructed investment properties subsequent to September 30, 2010. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

Transaction costs for the nine months ended September 30, 2011 were incurred primarily in connection with the Genesis transaction and other acquisitions.

During the nine months ended September 30, 2011, we sold 37 seniors housing triple-net properties for net gains of $54,514,000. We recorded an impairment charge of $202,000 related to two of these facilities to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations. The following illustrates the reclassification impact as a result of classifying the properties sold subsequent to January 1, 2010 or held for sale at September 30, 2011 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental income	$87	$8,364	$7,296	$26,284
Expenses:
Interest expense	16	1,765	1,388	5,357
Provision for depreciation	—	3,069	1,960	9,401

Income from discontinued operations, net	$71	$3,530	$3,948	$11,526

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating

As discussed in Note 3 to our consolidated financial statements, we completed the acquisition of two seniors housing operating partnerships during the nine months ended September 30, 2011. The results of operations for these partnerships have been included in our consolidated results of operations from the dates of acquisition. The seniors housing operating partnerships were formed using the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). When considering new partnerships utilizing the RIDEA structure, we look for opportunities with best-in-class operators with a strong seasoned leadership team, high-quality real estate in attractive markets, growth potential above the rent escalators in our triple-net lease seniors housing portfolio, and alignment of economic interests with our operating partner. Our seniors housing operating partnerships offer us the opportunity for external growth because we have the right to fund future seniors housing investment opportunities sourced by our operating partners. There were no seniors housing operating segment investments prior to September 1, 2010. The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2011	September 30, 2010	$	%	September 30, 2011	September 30, 2010	$	%
Resident fees and services	$125,125	$12,809	$112,316	877%	$319,559	$12,809	$306,750	2395%
Property operating expenses	86,218	7,993	78,225	979%	219,824	7,993	211,831	2650%

Net operating income from continuing operations	38,907	4,816	34,091	708%	99,735	4,816	94,919	1971%
Other expenses:
Interest expense	13,945	3,236	10,709	331%	33,446	3,236	30,210	934%
Depreciation and amortization	39,019	4,879	34,140	700%	97,326	4,879	92,447	1895%
Transaction costs	(305)	9,977	(10,282)	n/a	32,159	9,977	22,182	222%

	52,659	18,092	34,567	191%	162,931	18,092	144,839	801%

Income (loss) from continuing operations before income (loss) from unconsolidated joint ventures	(13,752)	(13,276)	(476)	n/a	(63,196)	(13,276)	(49,920)	376%
Income (loss) from unconsolidated joint ventures	155	—	155	n/a	1,305	—	1,305	n/a

Net income (loss)	(13,597)	(13,276)	(321)	n/a	(61,891)	(13,276)	(48,615)	366%
Less: Net income (loss) attributable to noncontrolling interests	(1,451)	(567)	(884)	156%	(4,136)	(567)	(3,569)	629%

Net income (loss) attributable to common stockholders	$(12,146)	$(12,709)	$563	-4%	$(57,755)	$(12,709)	$(45,046)	354%

Transaction costs for the nine months ended September 30, 2011 primarily represent costs incurred with the Silverado and Benchmark transactions (including due diligence costs, fees for legal and valuation services, and termination of a pre-existing relationship computed based on the fair value of the assets acquired), lease termination fees and costs incurred in connection with the new property acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Medical Facilities

The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2011	September 30, 2010	$	%	September 30, 2011	September 30, 2010	$	%
Revenues:
Rental income	$80,413	$55,630	$24,783	45%	$219,482	$157,821	$61,661	39%
Interest income	1,048	875	173	20%	5,209	1,853	3,356	181%
Other income	1,048	227	821	362%	3,879	800	3,079	385%

	82,509	56,732	25,777	45%	228,570	160,474	68,096	42%
Property operating expenses	17,637	12,334	5,303	43%	48,157	36,096	12,061	33%

Net operating income from continuing operations	64,872	44,398	20,474	46%	180,413	124,378	56,035	45%
Other expenses:
Interest expense	8,356	6,221	2,135	34%	22,937	17,735	5,202	29%
Depreciation and amortization	27,931	19,658	8,273	42%	76,371	55,078	21,293	39%
Transaction costs	964	15	949	6327%	1,511	2,818	(1,307)	-46%
Provision for loan losses	42	—	42	n/a	458	—	458	n/a
Loss (gain) on extinguishment of debt	—	1,308	(1,308)	-100%	—	1,308	(1,308)	-100%

	37,293	27,202	10,091	37%	101,277	76,939	24,338	32%

Income from continuing operations before income taxes and income from unconsolidated joint ventures	27,579	17,196	10,383	60%	79,136	47,439	31,697	67%
Income tax (expense) benefit	(110)	73	(183)	n/a	(262)	(174)	(88)	51%
Income from unconsolidated joint ventures	1,511	1,899	(388)	-20%	2,860	4,496	(1,636)	-36%

Income from continuing operations	28,980	19,168	9,812	51%	81,734	51,761	29,973	58%
Discontinued operations:
Gain (loss) on sales of properties	13	—	13	n/a	2,051	1,665	386	23%
Impairment of assets	—	(947)	947	-100%	—	(947)	947	-100%
Loss from discontinued operations, net	(212)	(700)	488	-70%	(1,292)	(1,640)	348	-21%

Discontinued operations, net	(199)	(1,647)	1,448	-88%	759	(922)	1,681	n/a

Net income (loss)	28,781	17,521	11,260	64%	82,493	50,839	31,654	62%
Less: Net income (loss) attributable to noncontrolling interests	(136)	(122)	(14)	11%	1,201	185	1,016	549%

Net income (loss) attributable to common stockholders	$28,917	$17,643	$11,274	64%	$81,292	$50,654	$30,638	60%

The increase in rental income is primarily attributable to the acquisitions and construction conversions of medical facilities subsequent to September 30, 2010 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index (CPI). These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the CPI does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. For the three months ended September 30, 2011, our consolidated medical office building portfolio signed 56,396 square feet of new leases and 137,281 square feet of renewals. The weighted average term of these leases was six years, with a rate of $20.03 per square foot and tenant improvement and lease commission costs of $15.03 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 3%. For the three months ended September 30, 2011, we had no lease renewals and two leases’ rental rate increased by 0.25% in our hospital portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest income increased from the prior period primarily due to an increase in outstanding balances for medical facility real estate loans. Other income is attributable to third party management fee income.

Interest expense for the nine months ended September 30, 2011 and 2010 represents $23,321,000 and $18,560,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our medical facilities secured debt principal activity (dollars in thousands):

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Amount	Weighted Avg. Interest Rate	Amount	Weighted Avg. Interest Rate	Amount	Weighted Avg. Interest Rate	Amount	Weighted Avg. Interest Rate
Beginning balance	$499,640	6.008%	$415,570	6.098%	$463,477	6.005%	$314,065	5.677%
Debt assumed	3,909	7.000%	—	—	46,460	6.236%	106,140	7.352%
Debt extinguished	—	—	(8,494)	6.045%	—	—	(8,494)	6.045%
Principal payments	(3,031)	6.036%	(2,307)	6.131%	(9,419)	6.160%	(6,942)	6.200%

Ending balance	$500,518	6.015%	$404,769	6.099%	$500,518	6.015%	$404,769	6.100%

Monthly averages	$499,093	6.014%	$412,278	6.099%	$482,020	6.014%	$394,779	6.032%

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

Income from unconsolidated joint ventures represents our share of net income related to our joint venture investments with Forest City Enterprises (effective February 2010) and a strategic medical office partnership (effective January 2011). The following is a summary of our share of net income from these investments for the periods presented (in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2011	September 30, 2010	$	%	September 30, 2011	September 30, 2010	$	%
Revenues	$11,928	$10,401	$1,527	15%	$23,626	$19,756	$3,870	20%
Operating expenses	3,466	3,035	431	14%	6,945	5,751	1,194	21%

Net operating income	8,462	7,366	1,096	15%	16,681	14,005	2,676	19%
Depreciation and amortization	3,100	2,323	777	33%	6,156	4,646	1,510	33%
Interest expense	2,925	2,114	811	38%	5,829	4,228	1,601	38%
Loss on extinguishment of debt	—	—	—	n/a	355	—	355	n/a
Asset management fee	436	374	62	17%	870	748	122	16%

Net income	$2,001	$2,555	$(554)	-22%	$3,471	$4,383	$(912)	-21%

During the nine months ended September 30, 2011, we sold four medical facilities for net gains of $2,051,000. Additionally, at September 30, 2011, we had one medical facility that satisfied the requirements for held for sale treatment. The following illustrates the reclassification impact as a result of classifying the properties sold subsequent to January 1, 2010 or held for sale at September 30, 2011 as discontinued operations for the periods presented. Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental income	$—	$1,441	$2,194	$4,660
Expenses:
Interest expense	—	285	384	825
Property operating expenses	212	1,495	2,427	4,456
Provision for depreciation	—	361	675	1,019

Loss from discontinued operations, net	$(212)	$(700)	$(1,292)	$(1,640)

Net income attributable to non-controlling interests primarily relates to certain properties that are consolidated in our operating results but where we have less than a 100% ownership interest.

Non-Segment/Corporate

The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2011	September 30, 2010	$	%	September 30, 2011	September 30, 2010	$	%
Revenues:
Other income	$307	$231	$76	33%	$637	$1,276	$(639)	-50%
Expenses:
Interest expense	61,400	30,972	30,428	98%	165,335	76,760	88,575	115%
General and administrative	19,735	11,628	8,107	70%	57,009	40,331	16,678	41%
Loss (gain) on extinguishments of debt	—	—	—	n/a	—	25,072	(25,072)	-100%

	81,135	42,600	38,535	90%	222,344	142,163	80,181	56%

Loss from continuing operations before income taxes	(80,828)	(42,369)	(38,459)	91%	(221,707)	(140,887)	(80,820)	57%
Income tax expense	(113)	(125)	12	-10%	(301)	(151)	(150)	99%

Net loss	(80,941)	(42,494)	(38,447)	90%	(222,008)	(141,038)	(80,970)	57%
Preferred stock dividends	17,234	5,347	11,887	222%	43,268	16,340	26,928	165%

Net loss attributable to common stockholders	$(98,175)	$(47,841)	$(50,334)	105%	$(265,276)	$(157,378)	$(107,898)	69%

Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.

The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2011	September 30, 2010	$	%	September 30, 2011	September 30, 2010	$	%
Senior unsecured notes	$59,340	$31,522	$27,818	88%	$163,241	$83,894	$79,347	95%
Secured debt	155	160	(5)	-3%	431	463	(32)	-7%
Unsecured lines of credit	1,906	1,221	685	56%	3,867	3,459	408	12%
Capitalized interest	(3,111)	(3,656)	545	-15%	(10,090)	(16,008)	5,918	-37%
SWAP savings	(41)	(40)	(1)	3%	(121)	(121)	—	0%
Loan expense	3,151	1,765	1,386	79%	8,007	5,073	2,934	58%

Totals	$61,400	$30,972	$30,428	98%	$165,335	$76,760	$88,575	115%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments. The following is a summary of our senior unsecured note principal activity (dollars in thousands):

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Amount	Weighted Avg. Interest Rate	Amount	Weighted Avg. Interest Rate	Amount	Weighted Avg. Interest Rate	Amount	Weighted Avg. Interest Rate
Beginning balance	$4,464,930	5.133%	$2,164,930	5.256%	$3,064,930	5.129%	$1,661,853	5.557%
Debt issued	—	—	450,000	4.700%	1,400,000	5.143%	1,394,403	4.557%
Debt extinguished	—	—	—	—	—	—	(441,326)	4.750%

Ending balance	$4,464,930	5.133%	$2,614,930	5.160%	$4,464,930	5.133%	$2,614,930	5.160%

Monthly averages	$4,464,930	5.133%	$2,277,430	5.228%	$3,864,930	5.132%	$2,025,167	5.313%

The change in interest expense on the unsecured line of credit arrangement is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. The following is a summary of our unsecured line of credit arrangement (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance outstanding at quarter end	$390,000	$—	$390,000	$—
Maximum amount outstanding at any month end	$390,000	$560,000	$495,000	$560,000
Average amount outstanding (total of daily principal balances divided by days in period)	$140,978	$220,467	$152,832	$265,465
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	1.61%	1.08%	1.12%	0.71%

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

General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three months ended September 30, 2011 and 2010 were 5.13% and 6.51%, respectively. The change from prior year is primarily related to the increasing revenue base as a result of our seniors housing operating partnerships.

The following is a summary of our preferred stock activity (dollars in thousands):

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Shares	Weighted Avg. Dividend Rate	Shares	Weighted Avg. Dividend Rate	Shares	Weighted Avg. Dividend Rate	Shares	Weighted Avg. Dividend Rate
Beginning balance	25,724,854	7.013%	11,397,252	7.697%	11,349,854	7.663%	11,474,093	7.697%
Shares issued	—	—	(5,513)	7.500%	14,375,000	6.500%	(5,513)	7.500%
Shares converted	—	—	(391,739)	7.215%	—	—	(468,580)	7.265%

Ending balance	25,724,854	7.013%	11,000,000	7.716%	25,724,854	7.013%	11,000,000	7.716%

Monthly averages	25,724,854	7.013%	11,297,939	7.703%	19,564,140	7.175%	11,383,466	7.700%

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

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
FFO Reconciliation:
Net income (loss) attributable to common stockholders	$25,812	$45,646	$(4,563)	$39,988	$23,372	$69,847	$36,607
Depreciation and amortization	43,581	47,451	52,393	59,119	74,768	111,053	115,640
Gain on sales of properties	(6,718)	(3,314)	(10,526)	(15,557)	(26,156)	(30,224)	(185)
Noncontrolling interests	(363)	108	(1,292)	(1,200)	(4,160)	(4,487)	(4,706)
Unconsolidated joint ventures	775	2,323	2,696	2,720	3,027	3,502	3,020

Funds from operations	$63,087	$92,214	$38,708	$85,070	$70,851	$149,691	$150,376

Average common shares outstanding:
Basic	123,270	123,808	125,298	138,126	154,945	176,445	177,272
Diluted	123,790	124,324	125,842	138,738	155,485	177,487	177,849

Per share data:
Net income attributable to common stockholders
Basic	$0.21	$0.37	$(0.04)	$0.29	$0.15	$0.40	$0.21
Diluted	0.21	0.37	(0.04)	0.29	0.15	0.39	0.21

Funds from operations
Basic	$0.51	$0.74	$0.31	$0.62	$0.46	$0.85	$0.85
Diluted	0.51	0.74	0.31	0.61	0.46	0.84	0.85

	Nine Months Ended
	September 30, 2010	September 30, 2011
FFO Reconciliation:
Net income attributable to common stockholders	$66,893	$129,826
Depreciation and amortization	143,424	301,461
Loss (gain) on sales of properties	(20,559)	(56,565)
Noncontrolling interests	(1,547)	(13,353)
Unconsolidated joint ventures	5,794	9,411

Funds from operations	$194,005	$370,780

Average common shares outstanding:
Basic	124,132	169,636
Diluted	124,660	170,301

Per share data:
Net income attributable to common stockholders
Basic	$0.54	$0.77
Diluted	0.54	0.76

Funds from operations
Basic	$1.56	$2.19
Diluted	1.56	2.18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the reconciliation of NOI for the periods presented. All amounts include amounts from discontinued operations, if applicable. Our share of revenues and expenses from unconsolidated joint ventures are included in medical facilities. Amounts are in thousands.

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
NOI Reconciliation:
Total revenues:
Seniors housing triple-net:
Rental income:
Seniors housing	$52,366	$56,197	$56,162	$55,658	$68,654	$76,128	$78,221
Skilled nursing/post-acute	40,872	41,057	41,496	39,096	37,087	93,119	91,447

Sub-total	93,238	97,254	97,658	94,754	105,741	169,247	169,668
Interest income	8,575	8,830	9,179	9,593	9,378	11,036	6,810
Other income	494	1,536	698	661	507	4,497	454

Total seniors housing triple-net	102,307	107,620	107,535	105,008	115,626	184,780	176,932
Seniors housing operating:
Resident fees and services	—	—	12,809	38,197	71,286	123,149	125,125
Medical facilities:
Rental income
Medical office buildings	40,088	42,056	43,758	44,532	54,769	58,560	62,160
Hospitals	10,781	12,484	13,313	13,494	12,667	17,561	19,418
Life science buildings	3,725	9,355	10,401	10,521	11,270	10,584	10,814

Sub-total	54,594	63,895	67,472	68,547	78,706	86,705	92,392
Interest income	473	505	875	2,826	2,331	1,830	1,048
Other income	271	302	227	185	1,786	466	1,048

Total medical facilities revenues	55,338	64,702	68,574	71,558	82,823	89,001	94,488
Corporate other income	231	812	231	1,597	531	378	307

Total revenues	157,876	173,134	189,149	216,360	270,266	397,308	396,852
Property operating expenses:
Seniors triple-net	—	—	—	—	—	—	—
Seniors housing operating	—	—	7,993	24,628	49,272	84,334	86,218
Medical facilities:		—
Medical office buildings	12,992	12,853	13,307	12,936	15,439	16,668	17,861
Hospitals	728	150	522	352	870	305	252
Life science buildings	1,101	2,716	3,035	2,857	3,601	3,212	3,199

Sub-total	14,821	15,719	16,864	16,145	19,910	20,185	21,312
Non-segment/corporate	—	—	—	—	—	—	—

Total property operating expenses	14,821	15,719	24,857	40,773	69,182	104,519	107,530
Net operating income:
Seniors housing triple-net	102,307	107,620	107,535	105,008	115,626	184,780	176,932
Seniors housing operating			4,816	13,569	22,014	38,815	38,907
Medical facilities	40,517	48,983	51,710	55,413	62,913	68,816	73,176
Non-segment/corporate	231	812	231	1,597	531	378	307

Net operating income	$143,055	$157,415	$164,292	$175,587	$201,084	$292,789	$289,322

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended
	September 30, 2010	September 30, 2011
NOI Reconciliation:
Total revenues:
Seniors housing and care:
Rental income:
Seniors housing	$164,723	$223,002
Skilled nursing/post-acute	123,425	221,654

Sub-total	288,148	444,656
Interest income	26,583	27,224
Other income	2,726	5,458

Seniors housing triple-net	317,457	477,338
Resident fees and services	12,809	319,559
Medical facilities:
Rental income
Medical office buildings	125,903	175,489
Hospitals	36,578	49,646
Life science buildings	23,481	32,668

Sub-total	185,962	257,803
Interest income	1,854	5,209
Other income	800	3,879

Total medical facilities revenues	188,616	266,891
Corporate other income	1,276	637

Total revenues	520,158	1,064,425
Property operating expenses:
Seniors housing triple-net	—	—
Seniors housing operating	7,993	219,824
Medical facilities:
Medical office buildings	39,152	49,968
Hospitals	1,400	1,427
Life science buildings	6,852	10,012

Sub-total	47,404	61,407
Non-segment/corporate	—	—

Total property operating expenses	55,397	281,231
Net operating income:
Seniors housing triple-net	317,457	477,338
Seniors housing operating	4,816	99,735
Medical facilities	141,212	205,484
Non-segment/corporate	1,276	637

Net operating income	$464,761	$783,194

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The tables below reflect the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
EBITDA Reconciliation:
Net income	$31,694	$51,064	$94	$46,033	$31,810	$86,208	$52,353
Interest expense	29,985	37,550	44,985	48,440	59,330	84,773	87,811
Income tax expense	84	188	52	38	129	211	223
Depreciation and amortization	43,581	47,451	52,393	59,119	74,768	111,053	115,640

EBITDA	$105,344	$136,253	$97,524	$153,630	$166,037	$282,245	$256,027

Interest Coverage Ratio:
Interest expense	$29,985	$37,550	$44,985	$48,440	$59,330	$84,773	$87,811
Non-cash interest expense	(2,841)	(3,659)	(4,258)	(3,187)	(3,716)	(2,698)	(3,714)
Capitalized interest	7,076	5,276	3,656	4,784	4,665	2,313	3,111

Total interest	34,220	39,167	44,383	50,037	60,279	84,388	87,208
EBITDA	$105,344	$136,253	$97,524	$153,630	$166,037	$282,245	$256,027

Interest coverage ratio	3.08x	3.48x	2.20x	3.07x	2.75x	3.34x	2.94x

Fixed Charge Coverage Ratio:
Total interest	$34,220	$39,167	$44,383	$50,037	$60,279	$84,388	$87,208
Secured debt principal payments	3,378	4,325	4,019	4,930	5,906	7,011	7,204
Preferred dividends	5,509	5,484	5,347	5,305	8,680	17,353	17,234

Total fixed charges	43,107	48,976	53,749	60,272	74,865	108,752	111,646
EBITDA	$105,344	$136,253	$97,524	$153,630	$166,037	$282,245	$256,027

Fixed charge coverage ratio	2.44x	2.78x	1.81x	2.55x	2.22x	2.60x	2.29x

	Nine Months Ended
	September 30, 2010	September 30, 2011
EBITDA Reconciliation:
Net income	$82,850	$170,373
Interest expense	112,520	231,914
Income tax expense	325	563
Depreciation and amortization	143,424	301,460

EBITDA	$339,119	$704,310

Interest Coverage Ratio:
Interest expense	$112,520	$231,914
Non-cash interest expense	(10,759)	(10,129)
Capitalized interest	16,008	10,090

Total interest	117,769	231,875
EBITDA	$339,119	$704,310

Interest coverage ratio	2.88x	3.04x

Fixed Charge Coverage Ratio:
Total interest	$117,769	$231,875
Secured debt principal payments	11,723	20,122
Preferred dividends	16,340	43,268

Total fixed charges	145,832	295,265
EBITDA	$339,119	$704,310

Fixed charge coverage ratio	2.33x	2.39x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Adjusted EBITDA Reconciliation:
Net income	$157,976	$144,282	$119,690	$128,884	$129,001	$164,146	$216,407
Interest expense	111,746	121,964	138,116	160,960	190,305	237,528	280,354
Income tax expense	201	368	475	364	407	430	601
Depreciation and amortization	167,177	173,897	185,205	202,543	233,731	297,333	360,580
Stock-based compensation expense	10,619	10,736	10,669	11,823	9,866	10,350	11,106
Provision for loan losses	23,121	23,121	52,039	29,684	29,932	30,100	1,314
Loss (gain) on extinguishment of debt	44,822	51,857	34,582	34,171	16,134	9,099	—

Adjusted EBITDA	$515,662	$526,225	$540,776	$568,429	$609,376	$748,986	$870,362

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$111,746	$121,964	$138,116	$160,960	$190,305	$237,528	$280,354
Capitalized interest	38,381	32,631	26,313	20,792	18,381	15,418	14,873
Non-cash interest expense	(11,967)	(12,782)	(14,145)	(13,945)	(14,820)	(13,859)	(13,315)
Secured debt principal payments	10,464	12,612	14,333	16,652	19,180	21,866	25,051
Preferred dividends	22,064	22,032	21,860	21,645	24,816	36,685	48,572

Total fixed charges	170,688	176,457	186,477	206,104	237,862	297,638	355,535
Adjusted EBITDA	$515,662	$526,225	$540,776	$568,429	$609,376	$748,986	$870,362

Adjusted fixed charge coverage ratio	3.02x	2.98x	2.90x	2.76x	2.56x	2.52x	2.45x

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our Current Report on Form 8-K filed August 9, 2011, for further information regarding significant accounting policies that impact us. There have been no material changes to these policies in 2011.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of properties; the performance of its operators/tenants and properties; its ability to enter into agreements with viable new tenants for vacant space or for properties that the company takes back from financially troubled tenants, if any; its occupancy rates; its ability to acquire, develop and/or manage properties; its ability to make distributions to stockholders; its policies and plans regarding investments, financings and other matters; its tax status as a real estate investment trust; its critical accounting policies; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The company’s expected results may not be achieved, and actual results may differ materially from expectations. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care, seniors housing and life science industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with profitable results; the failure to make new investments as and when anticipated; acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; regulatory approval and market acceptance of the products and technologies of life science tenants; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention. Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our Current Reports on Form 8-K filed August 9, 2011 and September 1, 2011, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

We historically borrow on our unsecured line of credit arrangement to acquire, construct or make loans relating to health care and seniors housing properties. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under the unsecured line of credit arrangement.

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

	September 30, 2011		December 31, 2010
	Principal balance	Change in fair value	Principal balance	Change in fair value
Senior unsecured notes	$4,464,930	$(232,916)	$3,064,930	$(248,884)
Secured debt	1,650,813	(80,783)	1,030,070	(51,973)

Totals	$6,115,743	$(313,699)	$4,095,000	$(300,857)

Our variable rate debt, including our unsecured line of credit arrangement, is reflected at cost which approximates fair value. At September 30, 2011, we had $390,000,000 outstanding related to our variable rate line of credit and $215,104,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $6,051,000. At December 31, 2010, we had $300,000,000 outstanding related to our variable rate line of credit and $103,645,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $4,036,000.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Except as provided in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Risk Factors,” there have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our Current Reports on Form 8-K filed August 9, 2011 and September 1, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 through July 31, 2011	461	$52.75
August 1, 2011 through August 31, 2011	75	50.67
September 1, 2011 through September 30, 2011	272	50.67

Totals	808	$51.86

(1)	During the three months ended September 30, 2011, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2)	No shares were purchased as part of publicly announced plans or programs.

Item 6. Exhibits

1.1	Form of Amendment No. 1, dated September 1, 2011, to the Equity Distribution Agreements entered into by and between Health Care REIT, Inc. and each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. (filed with the Securities and Exchange Commission as Exhibit 1.1 to the company’s Form 8-K filed September 8, 2011, and incorporated herein by reference thereto).

10.1	Fifth Amended and Restated Loan Agreement, dated as of July 27, 2011, by and among the company, the banks signatory thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, KeyBanc Capital Markets Inc., as a joint lead arranger, Deutsche Bank Securities Inc., as a joint lead arranger and documentation agent, KeyBank National Association, as administrative agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents (filed with the Securities and Exchange Commission as Exhibit 10.1 to the company’s Form 8-K filed August 2, 2011, and incorporated herein by reference thereto).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Equity for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) the Notes to Unaudited Consolidated Financial Statements.

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

HEALTH CARE REIT, INC.

Date: November 3, 2011	By:	/s/ GEORGE L. CHAPMAN
George L. Chapman,
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 3, 2011	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2011	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Vice President and Controller
(Principal Accounting Officer)