Form 10-K
period 2011-12-31
HEALTH CARE REIT INC /DE/
filed 2012-02-17
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File No. 1-8923

HEALTH CARE REIT, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1096634

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Dorr Street, Toledo, Ohio	43615

(Address of principal executive office)	(Zip Code)

(419) 247-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange
7.875% Series D Cumulative Redeemable Preferred Stock, $1.00 par value	New York Stock Exchange
7.625% Series F Cumulative Redeemable Preferred Stock, $1.00 par value	New York Stock Exchange
6.500% Series I Cumulative Convertible Perpetual Preferred Stock, $1.00 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,247,925,006.

As of January 31, 2012, the registrant had 192,618,772 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 3, 2012, are incorporated by reference into Part III.

HEALTH CARE REIT, INC.

2011 FORM 10-K ANNUAL REPORT

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

Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and complete construction projects in process. We also continue to evaluate opportunities to finance future investments. New investments are generally funded from temporary borrowings under our unsecured line of credit arrangement, internally generated cash and the proceeds from sales of real property. Our investments generate cash from rent and interest receipts, resident fees and services and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under the unsecured line of credit arrangement, has historically been provided through a combination of public and private offerings of debt and equity securities and the incurrence or assumption of secured debt.

References herein to “we,” “us,” “our” or the “Company” refer to Health Care REIT, Inc. and its subsidiaries unless specifically noted otherwise.

Portfolio of Properties

The following table summarizes our portfolio as of December 31, 2011:

	Investments	Percentage of	Number of	# Beds/Units		Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.		metric(1)		States

Seniors housing triple-net	$4,029,818	28.1%	282	25,133	units	$163,293	per unit	39

Skilled nursing/post-acute	3,527,468	24.6%	307	39,825	beds	89,997	per bed	28

Seniors housing operating	2,792,088	19.5%	112	12,420	units	224,806	per unit	21

Hospitals	911,482	6.4%	36	2,165	beds	421,007	per bed	17

Medical office buildings(2)	2,727,450	19.0%	193	11,276,994	sq. ft.	255	per sq. ft.	30

Life science buildings(2)	337,800	2.4%	7			n/a		1

Totals	$14,326,106	100.0%	937					46

(1) Investment per metric was computed by using the total committed investment amount of $14,609,005,000, which includes net real estate investments, our share of investments in unconsolidated entities and unfunded construction commitments for which initial funding has commenced which amounted to $13,942,350,000, $383,756,000 and $282,899,000, respectively.

(2) Includes our share of investments in unconsolidated entities. Please see Note 7 to our consolidated financial statements for additional information.

Property Types

We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our three business segments — seniors housing triple-net, seniors housing operating, and medical facilities. For additional information regarding business segments, see Note 17 to our consolidated financial statements.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to our consolidated financial statements).  The following is a summary of our various property types.

Seniors Housing Triple-Net

Our seniors housing triple-net properties include independent living/continuing care retirement communities, assisted living facilities, Alzheimer’s/dementia facilities, skilled nursing/post-acute facilities and combinations thereof. We invest in seniors housing triple-net real estate primarily through acquisitions and development. Properties are primarily leased under triple-net leases and we are not involved in property management.  Our properties include stand-alone facilities that provide one level of service, combination facilities that provide multiple levels of service, and communities or campuses that provide a wide range of services.

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

Skilled Nursing/Post-Acute Facilities.  Skilled nursing/post-acute facilities are licensed daily rate or rental properties where the majority of individuals require 24-hour nursing and/or medical care. Generally, these properties are licensed for Medicaid and/or Medicare reimbursement and are subject to triple-net operating leases.  All facilities offer some level of rehabilitation services.  Some facilities offer rehabilitation units specializing in cardiac, orthopedic, dialysis, neurological or pulmonary rehabilitation, which focus on higher acuity patients.

     Our seniors housing triple-net segment accounted for 45%, 57% and 67% of total revenues (including discontinued operations and our pro rata share of unconsolidated entities) for the years ended December 31, 2011, 2010 and 2009, respectively.  We lease 150 facilities to Genesis HealthCare, LLC pursuant to a long-term, triple-net master lease.  In addition to rent, the master lease requires Genesis to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under the ground leases.  All obligations under the master lease have been guaranteed by FC-GEN Operations Investment, LLC.  For the year ended December 31, 2011, our lease with Genesis accounted for approximately 26% of our seniors housing triple-net segment revenues and 12% of our total revenues.

Seniors Housing Operating

Our seniors housing operating properties include independent living facilities, assisted living facilities, Alzheimer’s facilities and combinations thereof.  Descriptions of these facility types are provided above under Seniors Housing Triple-Net.  We invest in seniors housing operating real estate primarily through acquisitions. Properties are primarily held in consolidated entities with operating partners, structured to take advantage of the REIT Investment Diversification Act of 2007 (“RIDEA”).  Our properties include stand-alone facilities that provide one level of service, combination facilities that provide multiple levels of service, and communities or campuses that provide a wide range of services.

     Our seniors housing operating segment accounted for 31%, 7% and 0% of total revenues (including discontinued operations and our pro rata share of unconsolidated entities) for the years ended December 31, 2011, 2010 and 2009, respectively.  We have partnerships with Merrill Gardens LLC, Benchmark Senior Living, LLC and Silverado Senior Living, Inc. to own and operate portfolios of 48, 34 and 19 facilities, respectively.  In each instance, our partner provides management services to the properties pursuant to an incentive-based management contract.  We rely on our partners to effectively and efficiently manage these properties.  The following table provides information about our seniors housing operating concentration for the year ended December 31, 2011:

Partner                                                                                   % of Segment Revenues                    % of Total Revenues

Merrill Gardens LLC                                                                           34%                                                        11%

Benchmark Senior Living, LLC                                                        36%                                                        11%

Silverado Senior Living, Inc.                                                             21%                                                        6%

Medical Facilities

Our medical facilities include medical office buildings, hospitals and life science buildings.  Our medical office buildings are typically leased to multiple tenants and generally require a certain level of property management. Our hospital investments are typically structured similar to our seniors housing triple-net investments.  Our life science investments represent investments in an unconsolidated joint venture entity (see Note 7 to our consolidated financial statements).

Medical Office Buildings.  The medical office building portfolio consists of health care related buildings that include physician offices, ambulatory surgery centers, diagnostic facilities, outpatient services and/or labs. Our portfolio has a strong affiliation with health systems: Approximately 87% of our medical office building portfolio is affiliated with health systems by having buildings on hospital campuses or serving as satellite locations for the health system and their physicians.

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

Life Science Buildings.  The life science building portfolio consists of laboratory and office facilities specifically designed and constructed for use by biotechnology and pharmaceutical companies.  These facilities, located adjacent to The Massachusetts Institute of Technology, which is a well established market known for pharmaceutical and biotechnology research, are similar to commercial office buildings with advanced HVAC, ventilation, electrical and mechanical systems.

     Our medical facilities segment accounted for 24%, 35% and 33% of total revenues (including discontinued operations and our pro rata share of unconsolidated entities) for the years ended December 31, 2011, 2010 and 2009, respectively.

Investments

We invest in seniors housing and health care real estate primarily through acquisitions and developments. For additional information regarding acquisition and development activity, please see Note 3 to our consolidated financial statements.  We diversify our investment portfolio by property type, customer and geographic location. In determining whether to invest in a property, we focus on the following: (1) the experience of the obligor’s management team; (2) the historical and projected financial and operational performance of the property; (3) the credit of the obligor; (4) the security for the lease or loan; (5) the real estate attributes of the building and its location; and (6) the capital committed to the property by the obligor. We conduct market research and analysis for all potential investments. In addition, we review the value of all properties, the interest rates and covenant requirements of any facility-level debt to be assumed by us at the time of the acquisition and the anticipated sources of repayment of any of the obligor’s existing debt that is not to be assumed by us at the time of the acquisition.

We monitor our investments through a variety of methods determined by the type of property. Our asset management process for seniors housing triple-net properties generally includes review of monthly financial statements and other operating data for each property, periodic review of obligor creditworthiness, periodic property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division actively manages and monitors the medical office building portfolio with a comprehensive process including tenant relations, tenant lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs and market conditions among other things. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks.

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

Investment Types

Real Property.  Our properties are primarily comprised of land, building, improvements and related rights.  Our hospitals and seniors housing triple-net properties are generally leased to operators under long-term operating leases.  The leases generally have a fixed contractual term of 12 to 15 years and contain one or more five to 15-year renewal options. Certain of our leases also contain purchase options.  Most of our rents are received under triple-net leases requiring the operator to pay rent and all additional charges incurred in the operation of the leased property. The tenants are required to repair, rebuild and maintain the leased properties. Substantially all of these operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.

At December 31, 2011, approximately 93% of our hospitals and seniors housing triple-net properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. This bundling feature benefits us because the tenant cannot limit the purchase or renewal to the better performing properties and terminate the leasing arrangement with respect to the poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature should provide a similar advantage if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject each of its leases. It is our intent that a tenant in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.

Our medical office building portfolio is primarily self-managed and consists principally of multi-tenant properties leased to health care providers. Our leases have favorable lease terms that typically include fixed increasers and some form of operating expense reimbursement by the tenant. As of December 31, 2011, 86.6% of our portfolio included leases with full pass through, 11.6% with a partial expense reimbursement (modified gross) and 1.8% with no expense reimbursement (gross). Our medical office building leases are non-cancellable operating leases that have a weighted average remaining term of 8.4 years at December 31, 2011 and are often credit enhanced by guaranties and/or letters of credit.

Construction.  We currently provide for the construction of properties for tenants generally as part of long-term operating leases. We capitalize certain interest costs associated with funds used to pay for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a transaction fee at the commencement of construction which we defer and amortize to income over the term of the resulting lease. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a Company representative. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guaranties. At December 31, 2011, we had outstanding construction investments of $189,502,000 and were committed to providing additional funds of approximately $282,899,000 to complete construction for investment properties.

Real Estate Loans.  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees and are generally secured by a first, second or third mortgage lien, leasehold mortgage, corporate guaranties and/or personal guaranties. At December 31, 2011, we had outstanding real estate loans of $292,507,000. The interest yield averaged approximately 9% per annum on our outstanding real estate loan balances. Our yield on real estate loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The real estate loans outstanding at December 31, 2011 are generally subject to three to 20-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term. Typically, real estate loans are cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.

Principles of Consolidation

The consolidated financial statements include the accounts of our wholly-owned subsidiaries and joint venture entities that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation.

At inception of the joint venture transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary.  Accounting Standards

Codification (“ASC”) 810 requires enterprises to perform a qualitative approach to determining whether or not a VIE will need to be consolidated on a continuous basis. This evaluation is based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact that entity’s economic performance.

For investments in joint ventures, we evaluate the type of rights held by the limited partner(s), which may preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership. The assessment of limited partners' rights and their impact on the presumption of control over a limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership in the limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. We similarly evaluate the rights of managing members of limited liability companies.

Investments in Unconsolidated Entities

Investments in less than majority owned entities where our interests represent a general partnership interest but substantive participating rights or substantive kick-out rights have been granted to the limited partners, or where our interests do not represent the general partnership interest and we do not control the major operating and financial policies of the entity, are reported under the equity method of accounting. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity.  The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. Other equity investments include an investment in available-for-sale securities and an investment in a private company where we do not have the ability to exercise influence over the company, so the investment is accounted for under the cost method. These equity investments represented a minimal ownership interest in these companies. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.

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

Competition

We compete with other real estate investment trusts, real estate partnerships, private equity and hedge fund investors, banks, insurance companies, finance/investment companies, government-sponsored agencies, taxable and tax-exempt bond funds, health care operators, developers and other investors in the acquisition, development, leasing and financing of health care and seniors housing properties. Some of our competitors are larger with greater resources and lower costs of capital than us. Increased competition inhibits our ability to identify and successfully complete investments. We compete for investments based on a number of factors including rates, financings offered, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital, construction and renovation costs and new and existing laws and regulations.

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

Employees

As of December 31, 2011, we had 308 employees.

Customer Concentrations

The following table summarizes certain information about our customer concentrations as of December 31, 2011 (dollars in thousands):

	Number of	Total	Percent of
Concentration by investment:(1)	Properties	Investment(2)	Investment(3)
Genesis HealthCare, LLC	150	$2,466,243	18%
Merrill Gardens, LLC	48	1,132,399	8%
Benchmark Senior Living, LLC	35	883,681	6%
Brandywine Senior Living, LLC	24	719,509	5%
Senior Living Communities, LLC	12	604,079	4%
Remaining portfolio	655	8,136,439	59%
Totals	924	$13,942,350	100%

_____________________

(1)     Merrill Gardens and Benchmark are in our seniors housing operating segment whereas the other top five customers are in our senior housing triple-net segment.

(2)     Excludes our share of investments in unconsolidated entities.  Please see Note 7 for additional information.

(3)     Investments with our top five customers comprised 32% of total investments at December 31, 2010.

Certain Government Regulations

Health Law Matters — Generally

Typically, operators of seniors housing facilities do not receive significant funding from government programs and are largely subject to state laws, as opposed to federal laws. Operators of skilled nursing facilities and hospitals do receive significant funding from government programs, and these facilities are subject to the federal and state laws that regulate the type and quality of the medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, reimbursement and rate setting and operating policies.  In addition, as described below, operators of these facilities are subject to extensive laws and regulations pertaining to health care fraud and abuse, including, but not limited to, the Federal Anti-kickback Statute, the Federal Stark Law, and the Federal False Claims Act, as well as comparable state law counterparts.  Hospitals, physician group practice clinics, and other health care providers that operate in our portfolio are subject to extensive federal, state, and local licensure, registration, certification, and inspection laws, regulations, and industry standards. Our tenants’ failure to comply with any of these, and other, laws could result in loss of accreditation; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state health care programs; loss of license; or closure of the facility.

Licensing and Certification

The primary regulations that affect seniors housing facilities with assisted living are state licensing and registration laws. In granting and renewing these licenses, the state regulatory agencies consider numerous factors relating to a property’s physical plant and operations including, but not limited to, admission and discharge standards, staffing, and training. A decision to grant or renew a license is also affected by a property owner’s record with respect to patient and consumer rights, medication guidelines, and rules.  Certain of the seniors housing facilities mortgaged to or owned by us may require the resident to pay an entrance or upfront fee, a portion of which may be refundable.  These entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility’s financial condition; establishment and monitoring of reserve requirements, and other financial restrictions; the right of residents to cancel their contracts within a specified period of time; lien rights in favor of residents; restrictions on change of ownership; and similar matters.  Such oversight, and the rights of residents within these entrance fee communities, may have an effect on the revenue or operations of the operators of such facilities, and, therefore, may adversely affect us.

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

With respect to licensure, generally our skilled nursing facilities and acute care facilities are required to be licensed and certified for participation in Medicare, Medicaid, and other federal health care programs.  This generally requires license renewals and compliance surveys on an annual or bi-annual basis. The failure of our operators to maintain or renew any required license or regulatory approval as well as the failure of our operators to correct serious deficiencies identified in a compliance survey could require those operators to discontinue operations at a property.  In addition, if a property is found to be out of compliance with Medicare, Medicaid, or other health care program conditions of participation, the property operator may be excluded from participating in those government health care programs.  Any such occurrence may impair an operators’ ability to meet their financial obligations to us.  If we have to replace an excluded property operator, our ability to replace the operator may be affected by federal and state laws, regulations, and applicable guidance governing changes in provider control. This may result in payment delays, an inability to find a replacement operator, a significant working capital commitment from us to a new operator or other difficulties.

Reimbursement

Seniors Housing Facilities.  Approximately 53% of our overall revenues for the year ended December 31, 2011 were attributable to seniors housing facilities.  The majority of the revenues received by the operators of our seniors housing facilities are from private pay sources. The remaining revenue source is primarily Medicaid under certain waiver programs. As a part of the Omnibus Budget Reconciliation Act (“OBRA”) of 1981, Congress established a waiver program enabling some states to offer Medicaid reimbursement to assisted living providers as an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 permit states to seek a waiver from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for assisted living and home health. As of December 31, 2011, seven of our 38 seniors housing operators received Medicaid reimbursement pursuant to Medicaid waiver programs. For the twelve months ended September 30, 2011, approximately 5% of the revenues at our seniors housing facilities were from Medicaid reimbursement. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status.

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

Skilled Nursing Facilities and Hospitals.  Skilled nursing facilities and hospitals typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers.  Consequently, changes in federal or state reimbursement policies may also adversely affect an operator’s ability to cover its expenses, including our rent or debt service. Skilled nursing facilities and hospitals are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities.  A review or audit of a property operator’s claims could result in recoupments, denials, or delay of payments in the future, which could have a material adverse effect on the operator’s ability to meet its financial obligations to us.  Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our property operators to cover potential adjustments to reimbursements, or to cover settlements made to payors.  In fact, in December 2010, the Department of Health and Human Services Office of Inspector General (“OIG”) released a report focusing on skilled nursing facilities’ billing practices for Medicare Part A payments, and found that between 2006-2008 skilled nursing facilities increasingly billed for higher paying Resource Utilization Groups (“RUGs”), the payment classification mechanism for the Medicare program, even though beneficiary characteristics remained largely unchanged.  In particular, from 2006 to 2008, OIG found that the percentage of RUGs for ultra high therapy increased from 17% to 28%, despite the fact that beneficiaries’ ages and diagnoses at admission were largely unchanged during that time period. As a result of the recent attention on skilled nursing billing practices and ongoing government pressure to reduce spending by government health care programs, government health care programs have reduced RUG payments that may be made to skilled nursing facilities for 2012 as discussed in further detail below, and, as a result, an operator’s ability to meet its financial obligations to us may be impaired.  Further reductions in such payments may significantly impair an operator’s ability to meet its financial obligations to us.

Medicare Reimbursement and Skilled Nursing Facilities.  For the twelve months ended September 30, 2011, approximately 32% of the revenues at our skilled nursing facilities (which comprised 22% of our overall revenues for the year ended December 31, 2011) were paid by Medicare. Skilled nursing facilities are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System (“SNF PPS”). There is a risk that some skilled nursing facilities’ costs will exceed the fixed payments under the SNF PPS, and there is also a risk that payments under the SNF PPS may be set below the costs to provide certain items and services, which could result in immediate financial difficulties for skilled nursing facilities, and could cause operators to seek bankruptcy protection. Skilled nursing facilities have faced these types of difficulties since the implementation of the SNF PPS.

The Centers for Medicare & Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services (“HHS”), made a negative payment update for skilled nursing facilities for fiscal year 2012.  For fiscal year 2012, skilled nursing facilities received an 11.1% decrease, or $3.87 billion, in RUG payments, resulting from a 2.7% market basket update less a 1% multi-factor productivity adjustment and a 12.6% reduction, or $4.47 billion, to recalibrate the RUGs-IV therapy payment rates. CMS announced that the reasons for this rate reduction were to correct for the unintended spike in payment levels, particularly those associated with higher paying RUGs, and to align reimbursement with cost. In addition, on November 21, 2011, the Joint Select Committee on Deficit Reduction, which was created by the Budget Control Act of 2011, concluded its work, and issued a statement that it was not able to make a bipartisan agreement, thus triggering the sequestration process.  The sequestration process will result in spending reductions starting in 2013, including Medicare cuts.

In addition, Section 5008 of the Deficit Reduction Act of 2005 directed the Secretary of HHS to conduct a Post Acute Care Payment Reform Demonstration (“PAC-PRD”) program, for a three year period, beginning January 1, 2008, to assess the costs and outcomes of patients discharged from hospitals in a variety of post-acute care settings, including skilled nursing facilities. The demonstration program’s results and recommendations were reported to Congress in a January 2012 report.  The results and recommendations could lead to future changes in Medicare coverage, reimbursement, and reporting requirements for post-acute care.

The Balanced Budget Act of 1997 mandated caps on Medicare reimbursement for certain therapy services. However, Congress imposed various moratoriums on the implementation of those caps. For 2012, the annual payment cap of $1,880 per patient applies to occupational therapy and a separate $1,880 cap applies to speech and physical therapy. Congress has permitted patients exceeding the cap to obtain additional Medicare coverage through a waiver program if the therapy is deemed medically necessary. The waiver program was historically extended and was most recently extended through February 29, 2012 by the Temporary Payroll Tax Cut Continuation Act of 2011.

If the exception expires, patients will need to use private funds to pay for the cost of therapy above the caps.  If patients are unable to satisfy their out-of-pocket cost responsibility to reimburse an operator for services rendered, the operator’s ability to meet its financial obligations to us could be adversely impacted.

Medicare Reimbursement and Hospitals.  For the twelve months ended September 30, 2011, approximately 52% of the revenues at our hospitals (which comprised 5% of our overall revenues for the year ended December 31, 2011) were from Medicare reimbursements. Hospitals, generally, are reimbursed by Medicare under the Hospital Inpatient Prospective Payment System (“PPS”), the Hospital Outpatient Prospective Payment System (“OPPS”), the Long Term Care Hospital Prospective Payment System (“LTCH PPS”), or the Inpatient Rehabilitation Facility Prospective Payment System (“IRF PPS”). Acute care hospitals provide a wide range of inpatient and outpatient services including, but not limited to, surgery, rehabilitation, therapy, and clinical laboratory services. Long-term acute care hospitals provide inpatient services for patients with medical conditions that are often complex and that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Inpatient rehabilitation facilities provide intensive rehabilitation services in an inpatient setting for patients requiring at least three hours of rehabilitation services a day.

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

President Obama’s proposed budget for fiscal year 2013, which begins October 1, 2012, was released on February 13, 2012 and has the potential to further impact Medicare reimbursement rates by proposing to cut Medicare reimbursement to a host of providers, including hospitals, home health agencies, and nursing homes.  These proposals, if implemented, could adversely affect our operators and tenants.

Medicaid Reimbursement.  Medicaid is a major payor source for residents in our skilled nursing facilities and hospitals. For the twelve months ended September 30, 2011, approximately 48% of the revenues of our skilled nursing facilities and 11% of the revenues of our hospitals were attributable to Medicaid reimbursement payments. The federal and state governments share responsibility for financing Medicaid. The federal matching rate, known as the Federal Medical Assistance Percentage (“FMAP”), varies by state based on relative per capita income, but is at least 50% in all states. On average, Medicaid is the largest component of total state spending, representing approximately 21% of total state spending. The percentage of Medicaid dollars used for long-term care varies from state to state, due in part to different ratios of elderly population and eligibility requirements. Within certain federal guidelines, states have a fairly wide range of discretion to determine eligibility and reimbursement methodology.  Many states reimburse long-term care facilities using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care. Reasonable costs typically include allowances for staffing, administrative and general expenses, property, and equipment (e.g., real estate taxes, depreciation and fair rental).

In most states, Medicaid does not fully reimburse the cost of providing skilled nursing services. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits. As of the beginning of state fiscal year 2011, states in which we have skilled nursing property investments held rates flat on average for the year. Our skilled nursing portfolio’s average Medicaid rate will likely vary throughout the year as states continue to make interim changes to their budgets and Medicaid funding. In addition, Medicaid reimbursement rates may decline if revenues in a particular state are not sufficient to fund budgeted expenditures.  President Obama’s proposed fiscal year budget for 2013, released on February 13, 2012, includes a proposal to place new limits on state provider taxes that are used to pay the state share of Medicaid and has the potential to further impact Medicaid reimbursement rates.  The President’s budget includes a proposal to phase down the Medicaid provider tax, a tax paid by health care providers to help fund state Medicaid programs, beginning with a reduction from the current law level of 6.0% to 4.5% in fiscal year 2015.  The President’s budget also includes a proposal to replace the Federal matching rate for state Medicaid and the Children’s Health Insurance Program with a single matching rate specific to each state.  If the President’s proposals are implemented, the various state Medicaid programs will receive less funds, which could adversely affect our operators and tenants.

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

Finally, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amends the PPACA (collectively, the “Health Reform Laws”) (further discussed below) may have a significant impact on Medicare, Medicaid, other federal health care programs, and private insurers, which impact the reimbursement amounts received by skilled nursing facilities and other health care providers. The Health Reform Laws could have a substantial and material adverse effect on all parties directly or indirectly involved in the health care system.

Other Related Laws

Skilled nursing facilities and hospitals (and seniors housing facilities that receive Medicaid payments) are subject to federal, state, and local laws, regulations, and applicable guidance that govern the operations and financial and other arrangements that may be entered into by health care providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by government health care programs. Other laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Still, other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided.  Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments, and exclusion from any government health care program. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs, as well as other government health care programs.  In the ordinary course of its business, a property operator is regularly subjected to inquiries, investigations, and audits by the federal and state agencies that oversee these laws and regulations.

All health care providers, including, but not limited to skilled nursing facilities and hospitals (and seniors housing facilities that receives Medicaid payments) are also subject to the Federal Anti-kickback Statute, which generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal health care program, such as Medicare or Medicaid. Skilled nursing facilities and hospitals are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs. Further, health care providers, including, but not limited to, skilled nursing facilities and hospitals (and seniors housing facilities that receive Medicaid payments), are subject to substantial financial penalties under the Civil Monetary Penalties Act and the Federal False Claims Act and, in particular, actions under the Federal False Claims Act’s “whistleblower” provisions. Private enforcement of health care fraud has increased due in large part to amendments to the Federal False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits brought by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees.  Such whistleblower actions have been brought against nursing facilities on the basis of the alleged failure of the nursing facility to meet applicable regulations relating to its operations.  Significantly, if a claim is successfully adjudicated, the Federal False Claims Act provides for treble damages up to $11,000 per claim.

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

Other legislative developments, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), have greatly expanded the definition of health care fraud and related offenses and broadened its scope to include private health care plans in addition to government payors. Congress also has greatly increased funding for the Department of Justice, Federal Bureau of Investigation and the Office of the Inspector General of the Department of Health and Human Services to audit, investigate and prosecute suspected health care fraud.  Moreover, a significant portion of the billions in health care fraud recoveries over the past several years has also been returned to government agencies to further fund their fraud investigation and prosecution efforts.

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

In November 2002, CMS began an ongoing national Nursing Home Quality Initiative (“NHQI”). Under this initiative, historical survey information, the NHQI Pilot Evaluation Report and the NHQI Overview is made available to the public on-line. The NHQI website provides consumer and provider information regarding the quality of care in nursing homes. The data allows consumers, providers, states, and researchers to compare quality information that shows how well nursing homes are caring for their residents’ physical and clinical needs. The posted nursing home quality measures come from resident assessment data that nursing homes routinely collect on the residents at specified intervals during their stay. If the operators of nursing facilities are unable to achieve quality of care ratings that are comparable or superior to those of their competitors, they may lose market share to other facilities, reducing their revenues and adversely impacting their ability to make rental payments.

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

•     If we fail to satisfy either the 75% or 95% gross income tests (as discussed below), but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a 100% tax on an amount equal to (1) the gross income attributable to the greater of (i) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% gross income test (discussed below) or (ii) 95% of our gross income over the amount of qualifying gross income for purposes of the 95% gross income test (discussed below) multiplied by (2) a fraction intended to reflect our profitability;

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

•     We may be subject to the corporate “alternative minimum tax” on any items of tax preference, including any deductions of net operating losses.

If we acquire any assets from a corporation, which is or has been a “C” corporation, in a carryover basis transaction, we could be liable for specified liabilities that are inherited from the “C” corporation. A “C” corporation is generally defined as a corporation that is required to pay full corporate level federal income tax. If we recognize gain on the disposition of the assets during the ten-year period beginning on the date on which the assets were acquired by us, then, to the extent of the assets’ “built-in gain” (i.e., the excess of the fair market value of the asset over the adjusted tax basis in the asset, in each case determined as of the beginning of the ten-year period), we will be subject to tax on the gain at the highest regular corporate rate applicable. The results described in this paragraph with respect to the recognition of built-in gain assume that the built-in gain assets, at the time the built-in gain assets were subject to a conversion transaction (either where a “C” corporation elected REIT status or a REIT acquired the assets from a “C” corporation), were not treated as sold to an unrelated party and gain recognized.  For the twelve months ending December 31, 2011, we acquired 135 assets with built-in gain that could be subject to built-in gains tax if disposed of prior to December 2021.  For those properties that are subject to the built-in-gains tax, if triggered by a sale within the ten-year period beginning on the date on which the properties were acquired by us, then the potential amount of built-in-gains tax will be an additional factor when considering a possible sale of the properties.  See Note 18 to our consolidated financial statements for additional information regarding the built-in gains tax.

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

Based on publicly available information, we believe we have satisfied the share ownership requirements set forth in (5) and (6) above. In addition, Article VI of our by-laws provides for restrictions regarding ownership and transfer of shares. These restrictions are intended to assist us in continuing to satisfy the share ownership requirements described in (5) and (6) above. These restrictions, however, may not ensure that we will, in all cases, be able to satisfy the share ownership requirements described in (5) and (6) above.

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

A REIT is permitted to render a de minimis amount of impermissible services to tenants and still treat amounts received with respect to that property as rent from real property. The amount received or accrued by the REIT during the taxable year for the impermissible services with respect to a property may not exceed 1% of all amounts received or accrued by the REIT directly or indirectly from the property. The amount received for any service or management operation for this purpose shall be deemed to be not less than 150% of the direct cost of the REIT in furnishing or rendering the service or providing the management or operation. Furthermore, impermissible services may be furnished to tenants by a taxable REIT subsidiary subject to certain conditions, and we may still treat rents received with respect to the property as rent from real property.

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

It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions. If these relief provisions apply, a 100% tax is imposed on an amount equal to (a) the gross income attributable to (1) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% income test and (2) 95% of our gross income over the amount of qualifying gross income for purposes of the 95% income test, multiplied by (b) a fraction intended to reflect our profitability.

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

With respect to corrections of failures as to violations of the 10% vote test, the 10% value test or the 5% asset test, a REIT may avoid disqualification as a REIT by disposing of sufficient assets to cure a violation that does not exceed the lesser of 1% of the REIT’s assets at the end of the relevant quarter or $10,000,000, provided that the disposition occurs within six months following the last day of the quarter in which the REIT first identified the assets. For violations of any of the REIT asset tests due to reasonable cause and not willful neglect that exceed the thresholds described in the preceding sentence, a REIT can avoid disqualification as a REIT after the close of a taxable quarter by taking certain steps, including disposition of sufficient assets within the six month period described above to meet the applicable asset test, paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying assets during the period of time that the assets were held as non-qualifying assets and filing a schedule with the Internal Revenue Service that describes the non-qualifying assets.

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

Gain from the sale or exchange of our shares held for more than one year is generally taxed at a maximum long-term capital gain rate of 15% through 2012 in the case of stockholders who are individuals and 35% in the case of stockholders that are corporations.  Pursuant to Internal Revenue Service guidance, we may classify portions of our capital gain dividends as gains eligible for the long-term capital gains rate or as gain taxable to individual stockholders at a maximum rate of 25%.  Capital losses recognized by a stockholder upon the disposition of our shares held for more than one year at the time of disposition will be considered long term capital losses, and are generally available only to offset capital gain income of the stockholder but not ordinary income (except in the case of individuals, who may offset up to $3,000 of ordinary income each year).

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

Any capital gain dividend with respect to any class of stock that is “regularly traded” on an established securities market will be treated as an ordinary dividend if the foreign stockholder did not own more than 5% of such class of stock at any time during the taxable year. Foreign stockholders generally will not be required to report distributions received from us on U.S. federal income tax returns and all distributions treated as dividends for U.S. federal income tax purposes (including any such capital gain dividends) will be subject to a 30% U.S. withholding tax (unless reduced under an applicable income tax treaty) as discussed above. In addition, the branch profits tax will not apply to such distributions.

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

Recently enacted legislation will impose U.S. withholding tax at a rate of 30% after December 31, 2013 on dividends in respect of, and after December 31, 2014 on gross proceeds from the sale of, shares of our stock held by or through certain foreign financial institutions (including investment funds), unless such institution enters into an agreement with the Secretary of the Treasury to report, on an annual basis, information with respect to shares in the institution held by certain U.S. persons and by certain non-U.S. entities that are wholly or partially owned by U.S. persons, and to withhold on certain payments. Accordingly, the entity through which shares of stock is held will affect the determination of whether such withholding is required. Similarly, dividends in respect of, and gross proceeds from the sale of, shares of our stock held by an investor that is a non-financial non-U.S. entity will be subject to withholding at a rate of 30%, unless such entity either (i) certifies to us that such entity does not have any "substantial United States owners" or (ii) provides certain information regarding the entity's "substantial United States owners," which we will in turn provide to the Secretary of the Treasury. If payment of withholding taxes is required, stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit of such exemption or reduction.  We will not pay any additional amounts to any stockholders in respect of any amounts withheld. Foreign persons are encouraged to consult with their tax advisors regarding the possible implications of the legislation on their investment in shares of our stock.

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

Recently enacted legislation generally will impose U.S. withholding tax at a 30% rate on payments of interest (including original issue discount) and proceeds of sale in respect of debt instruments to certain non-U.S. holders if certain additional disclosure requirements related to U.S. ownership of such non-U.S. holders or certain U.S. accounts maintained by such non-U.S. holders at foreign financial institutions are not satisfied. However, the withholding tax will not be imposed on payments pursuant to debt or other obligations outstanding as of March 18, 2012.  If payment of withholding taxes is required, non-U.S. holders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such distributions and proceeds of a sale of such notes will be entitled to seek a refund from the Internal Revenue Service (“IRS”) to obtain the benefit of such exemption or reduction. We will not pay any additional amounts to non-U.S. holders in respect of any amounts withheld. These new withholding rules are generally effective with respect to payments of interest made after December 31, 2013 and with respect to proceeds of sales received after December 31, 2014.

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

State, Local and Foreign Taxes

We, and holders of our debt and equity securities, may be subject to state, local or foreign taxation in various jurisdictions, including those in which we or they transact business, own property or reside. It should be noted that we own properties located in a number of state, local and foreign jurisdictions, and may be required to file tax returns in some or all of those jurisdictions. The state, local or foreign tax treatment of us and holders of our debt and equity securities may not conform to the U.S. federal income tax consequences discussed above. Consequently, you are urged to consult your advisor regarding the application and effect of state, local and foreign tax laws with respect to any investment in our securities.

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

•     our ability to successfully manage the risks associated with international expansion and operations;

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

•     changes in financing terms;

•     competition within the health care, seniors housing and life science industries;

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

•     the movement of U.S. and Canadian exchange rates;

•     other legal and operational matters, including REIT qualification and key management personnel recruitment and retention; and

•     the risks described below:

Risk factors related to our operators’ revenues and expenses

Our operators’ revenues are primarily driven by occupancy, Medicare and Medicaid reimbursement, if applicable, and private pay rates. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts and state budget shortfalls. Operating costs continue to increase for our operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating enough cash to make payments to us, the credit of our operator and the value of other collateral would have to be relied upon.

The continued weakened economy may have an adverse effect on our operators and tenants, including their ability to access credit or maintain occupancy rates. If the operations, cash flows or financial condition of our operators are materially adversely impacted by economic conditions, our revenue and operations may be adversely affected.

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

Transfers of health care facilities may require regulatory approvals and these facilities may not have efficient alternative uses

Transfers of health care facilities to successor operators frequently are subject to regulatory approvals or notifications, including, but not limited to, change of ownership approvals under certificate of need (“CON”) or determination of need laws, state licensure laws and Medicare and Medicaid provider arrangements, that are not required for transfers of other types of real estate. The replacement of a health care facility operator could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. Alternatively, given the specialized nature of our facilities, we may be required to spend substantial time and funds to adapt these properties to other uses. If we are unable to timely transfer properties to successor operators or find efficient alternative uses, our revenue and operations may be adversely affected.

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

The American Recovery and Reinvestment Act of 2009 (“ARRA”), which was signed into law on February 17, 2009, provided $87 billion in additional federal Medicaid funding for states’ Medicaid expenditures between October 1, 2008 and December 31, 2010.  On August 10, 2010, the President signed into law H.R. 1586, which mandated a six-month extension of the increase in federal Medicaid funding for states through June 30, 2011, although the enhanced federal Medicaid funding was scaled back for the first two quarters of 2011. Under both the ARRA and H.R. 1586, states meeting certain eligibility requirements temporarily received additional money in the form of an increase in the federal medical assistance percentage (“FMAP”). Thus, for a limited period of time, the share of Medicaid costs that were paid for by the federal government went up, and each state’s share went down.  No similar extension of increased matching has been offered since June 30, 2011, and states’ FMAP rates have returned to levels comparable to pre-ARRA rates. We cannot predict whether states are, or will remain, eligible to receive the additional federal Medicaid funding, or whether the states will have sufficient funds for their Medicaid programs. We also cannot predict the impact that such broad-based, far-reaching legislation will have on the U.S. economy or our business.

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

Unfavorable resolution of pending and future litigation matters and disputes could have a material adverse effect on our financial condition.

From time to time, we may be directly involved in a number of legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators/tenants or managers in which such operators/tenants or managers have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. An unfavorable resolution of pending or future litigation may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, pending or future litigation. In addition, pending litigation or future litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations.

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

Risk factors related to our seniors housing operating properties

We are exposed to various operational risks with respect to our seniors housing operating properties that may increase our costs or adversely affect our ability to generate revenues.  These risks include fluctuations in occupancy, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; state regulation and rights of residents related to entrance fees; the availability and increases in cost of labor (as a result of unionization or otherwise).  Any one or a combination of these factors may adversely affect our revenue and operations.

Risk factors related to life science facilities

Our tenants in the life science industry face high levels of regulation, expense and uncertainty that may adversely affect their ability to make payments to us. Research, development and clinical testing of products and technologies can be very expensive and sources of funds may not be available to our life sciences tenants in the future. The products and technologies that are developed and manufactured by our life science tenants may require regulatory approval prior to being made, marketed, sold and used. The regulatory process can be costly, long and unpredictable. Even after a tenant gains regulatory approval and market acceptance, the product still presents regulatory and liability risks, such as safety concerns, competition from new products and eventually the expiration of patent protection. These factors may affect the ability of our life sciences tenants to make timely payments to us, which may adversely affect our revenue and operations.

Risk factors related to indebtedness

Permanent financing for our investments is typically provided through a combination of public and private offerings of debt and equity securities and the incurrence or assumption of secured debt. The incurrence or assumption of indebtedness may cause us to become more leveraged, which could (1) require us to dedicate a greater portion of our cash flow to the payment of debt service, (2) make us more vulnerable to a downturn in the economy, (3) limit our ability to obtain additional financing, or (4) negatively affect our credit ratings or outlook by one or more of the rating agencies.

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

Risk factors related to facilities that require entrance fees

Certain of our seniors housing facilities require the payment of an upfront entrance fee by the resident, a portion of which may be refundable by the operator. Some of these facilities are subject to substantial oversight by state regulators relating to these funds. As a result of this oversight, residents of these facilities may have a variety of rights, including, for example, the right to cancel their contracts within a specified period of time and certain lien rights. The oversight and rights of residents within these facilities may have an effect on the revenue or operations of the operators of such facilities and therefore may negatively impact us.

Risk factors related to facilities under construction or development

At any given time, we may be in the process of constructing one or more new facilities that ultimately will require a CON and license before they can be utilized by the operator for their intended use. The operator also may need to obtain Medicare and Medicaid certification and enter into Medicare and Medicaid provider agreements and/or third party payor contracts. In the event that the operator is unable to obtain the necessary CON, licensure, certification, provider agreements or contracts after the completion of construction, there is a risk that we will not be able to earn any revenues on the facility until either the initial operator obtains a license or certification to operate the new facility and the necessary provider agreements or contracts or we find and contract with a new operator that is able to obtain a license to operate the facility for its intended use and the necessary provider agreements or contracts.

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

Ownership of property outside the United States may subject us to different or greater risks than those associated with our domestic operations

International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations.  These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings; foreign ownership restrictions with respect to operations in countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the United States that affect foreign operations.  If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

Risk factors related to changes in currency exchange rates

As we expand our operations internationally, currency exchange rate fluctuations could affect our results of operations and financial position.  We expect to generate an increasing portion of our revenue and expenses in such foreign currencies as the Canadian dollar.  Although we may enter into foreign exchange agreements with financial institutions and/or obtain local currency mortgage debt in order to reduce our exposure to fluctuations in the value of foreign currencies, we cannot assure you that foreign currency fluctuations will not have a material adverse effect on us.

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

Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of U.S. federal and other income taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. If we do not qualify as a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required to pay dividends to stockholders in order to maintain REIT status or avoid an excise tax. See “Item 1 — Business — Taxation — Federal Income Tax Considerations” for a discussion of the provisions of the Internal Revenue Code that apply to us and the effects of failure to qualify as a REIT.

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

The lease of qualified health care properties to a taxable REIT subsidiary is subject to special requirements

We lease certain qualified health care properties we acquire to taxable REIT subsidiaries (or limited liability companies of which the taxable REIT subsidiaries are members), which lessees contract with managers (or related parties) to manage the health care operations at these properties.  The rents from this taxable REIT subsidiary lessee structure are treated as qualifying rents from real property if (1) they are paid pursuant to an arms-length lease of a qualified health care property with a taxable REIT subsidiary and (2) the manager qualifies as an eligible independent contractor.  If any of these conditions are not satisfied, then the rents will not be qualifying rents.  See “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Income Tests.”

If certain sale-leaseback transactions are not characterized by the Internal Revenue Service as “true leases,” we may be subject to adverse tax consequences

We have purchased certain properties and leased them back to the sellers of such properties, and we may enter similar transactions in the future. We intend for any such sale-leaseback transaction to be structured in such a manner that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, depending on the terms of any specific transaction, the Internal Revenue Service might take the position that the transaction is not a “true lease” but is more properly treated in some other manner. In the event any sale-leaseback transaction is challenged and successfully re-characterized by the Internal Revenue Service, we would not be entitled to claim the deductions for depreciation and cost recovery generally available to an owner of property. Furthermore, if a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests or income tests and, consequently, could lose our REIT status effective with the year of re-characterization.  See “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Asset Tests” and “— Income Tests.” Alternatively, the amount of our REIT taxable income could be recalculated, which may cause us to fail to meet the REIT annual distribution requirements for a taxable year.  See “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Annual Distribution Requirements.”

Other risk factors

We are also subject to other risks. First, our certificate of incorporation and by-laws contain anti-takeover provisions (restrictions on share ownership and transfer and super majority stockholder approval requirements for business combinations) that could make it more difficult for or even prevent a third party from acquiring us without the approval of our incumbent Board of Directors. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

Additionally, we are dependent on key personnel. Although we have entered into employment agreements with our executive officers, losing any one of them could, at least temporarily, have an adverse impact on our operations. We believe that losing more than one could have a material adverse impact on our business.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own our corporate headquarters located at 4500 Dorr Street, Toledo, Ohio 43615. We also own corporate offices in Tennessee, lease corporate offices in Florida and California and have ground leases relating to certain of our properties. The following table sets forth certain information regarding the properties that comprise our consolidated real property and real estate loan investments as of December 31, 2011 (dollars in thousands):

	Seniors Housing Triple-Net
Property Location	Number of Properties(2)	Total Investment	Annualized Income(1)
Alabama	1	$2,733	$378
Arizona	4	21,029	2,318
California	5	44,296	9,768
Colorado	6	97,493	11,279
Connecticut	23	225,515	23,539
Delaware	9	152,039	14,474
Florida	53	533,093	50,338
Georgia	3	75,319	5,849
Idaho	4	38,119	5,426
Illinois	9	161,360	14,818
Indiana	18	256,037	26,087
Iowa	1	8,800	957
Kansas	5	110,092	9,201
Kentucky	11	57,902	8,275
Louisiana	1	5,411	1,396
Maryland	22	336,982	26,808
Massachusetts	35	468,485	52,241
Michigan	8	106,596	8,210
Minnesota	3	35,392	2,823
Mississippi	6	51,507	5,703
Missouri	3	26,597	2,025
Montana	3	12,542	2,010
Nebraska	4	38,215	4,088
Nevada	4	79,611	9,666
New Hampshire	13	192,468	18,931
New Jersey	52	1,150,170	92,993
New York	6	165,329	15,742
North Carolina	44	196,495	27,892
Ohio	32	366,441	32,551
Oklahoma	14	50,420	6,476
Oregon	2	7,174	1,854
Pennsylvania	44	763,939	72,392
Rhode Island	3	48,814	4,804
South Carolina	8	248,563	17,191
Tennessee	25	201,574	28,837
Texas	43	391,219	43,111
Utah	1	6,353	875
Vermont	2	28,418	2,798
Virginia	16	129,459	14,794
Washington	6	107,972	11,044
West Virginia	24	406,133	39,342
Wisconsin	13	151,183	15,261
Total	589	$7,557,287	$744,564

(1) Reflects annualized recent month of resident fees and services, contract rate of interest for loans, annual straight-line rent for leases with fixed escalators or annual cash rent for leases with contingent escalators, net of collectibility reserves if applicable.

(2) Excludes unconsolidated entities.

	Seniors Housing Operating			Medical Facilities
Property Location	Number of Properties(2)	Total Investment	Annualized Income(1)	Number of Properties(2)	Total Investment	Annualized Income(1)
Alabama	2	$18,357	$5,160	4	$37,302	$4,732
Alaska	-	-	-	1	25,594	3,468
Arizona	2	14,371	9,001	5	89,874	10,846
Arkansas	-	-	-	1	29,784	2,642
California	33	796,594	173,320	16	520,589	59,672
Colorado	-	-	-	1	6,218	610
Connecticut	14	361,558	100,681	-	-	-
Florida	1	6,904	3,819	38	473,760	41,877
Georgia	2	13,961	7,301	12	151,262	17,291
Idaho	-	-	-	1	21,977	2,616
Illinois	1	68,514	9,209	3	14,672	526
Indiana	-	-	-	5	82,379	9,021
Iowa	1	36,952	4,995	-	-	-
Kansas	-	-	-	5	47,516	6,023
Kentucky	-	-	-	1	28,248	4,366
Louisiana	-	-	-	2	20,806	1,789
Maine	1	26,536	5,386	1	25,393	2,590
Massachusetts	13	331,365	77,882	2	11,363	-
Minnesota	-	-	-	4	85,347	10,560
Missouri	2	74,130	8,285	6	162,604	12,931
Nebraska	-	-	-	3	154,578	17,608
Nevada	2	36,336	8,075	10	127,064	10,417
New Hampshire	2	52,589	11,358	-	-	-
New Jersey	-	-	-	8	219,231	17,446
New Mexico	1	20,801	1,315	3	40,280	3,934
New York	-	-	-	8	90,353	9,257
North Carolina	-	-	-	9	32,268	1,803
Ohio	2	88,614	7,604	5	56,882	8,923
Oklahoma	2	42,182	2,333	3	21,562	2,335
Pennsylvania	-	-	-	1	17,848	10,469
Rhode Island	3	78,910	23,114	-	-	-
South Carolina	-	-	-	1	8,907	1,128
Tennessee	-	-	-	8	99,543	10,663
Texas	8	112,445	37,342	30	430,539	43,116
Utah	1	18,951	8,392	-	-	-
Vermont	1	30,024	6,451	-	-	-
Virginia	-	-	-	3	40,846	3,996
Washington	18	561,994	78,088	4	104,206	7,513
Wisconsin	-	-	-	19	314,178	29,862
Total	112	$2,792,088	$589,109	223	$3,592,975	$370,028

(1) Reflects annualized recent month of resident fees and services, contract rate of interest for loans, annual straight-line rent for leases with fixed escalators or annual cash rent for leases with contingent escalators, net of collectibility reserves if applicable.

(2) Excludes unconsolidated entities.

The following table sets forth occupancy and average annualized income for these property types:

	Occupancy(1)		Average Annualized Income(2)
	2011	2010	2011	2010
Seniors housing triple net	88.2%	88.9%	$14,428	$16,241	per unit
Skilled nursing/post-acute	88.0%	84.9%	9,583	6,519	per bed
Seniors housing operating	90.1%	91.9%	47,432	30,458	per unit
Hospitals	59.0%	62.9%	43,929	30,951	per bed
Medical office buildings	93.4%	93.1%	24	20	per sq. ft.

(1) Medical office building occupancy represents the percentage of total rentable square feet leased and occupied (including month-to-month and holdover leases and excluding terminations and discontinued operations) as of December 31. Occupancy for seniors housing operating represents occupancy as of December 31.  Occupancy for other properties represents average quarterly operating occupancy based on the quarters ended September 30 and excludes properties that are unstabilized, closed or for which data is not available or meaningful. The Company uses unaudited, periodic financial information provided solely by tenants/borrowers to calculate occupancy for properties other than medical office buildings and has not independently verified the information.

(2) Average annualized income represents annualized income divided by total beds, units or square feet.

The following table sets forth information regarding lease expirations for certain portions of our portfolio as of December 31, 2011 (dollars in thousands):

	Expiration Year
	2012	2013	2014	2015	2016	2017		2018	2019	2020	2021	Thereafter

Seniors housing triple-net:
Properties	17	25	17	2	-	37		51	33	46	58	303
Base rent(1)	$13,382	$52,944	$27,423	$2,026	$-	$16,923		$36,823	$28,397	$40,482	$61,317	$418,794
% of base rent	1.9%	7.6%	3.9%	0.3%	0.0%	2.4%		5.3%	4.1%	5.8%	8.8%	60.0%

Hospitals:
Properties	-	-	-	-	-	3		-	-	5	-	28
Base rent(1)	$-	$-	$-	$-	$-	$2,350	$		$-	$5,959	$-	$72,653
% of base rent	0.0%	0.0%	0.0%	0.0%	0.0%	2.9%		0.0%	0.0%	7.4%	0.0%	89.7%

Medical office buildings:
Square feet	600,231	508,617	551,737	463,525	841,189	671,729		413,574	538,893	416,013	694,015	4,107,804
Base rent(1)	$15,083	$11,621	$11,647	$10,023	$19,302	$15,500		$9,151	$12,765	$11,036	$16,170	$87,791
% of base rent	6.9%	5.3%	5.3%	4.6%	8.8%	7.0%		4.2%	5.8%	5.0%	7.3%	39.9%

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 5,030 stockholders of record as of January 31, 2012. The following table sets forth, for the periods indicated, the high and low prices of our common stock on the New York Stock Exchange, as reported on the Composite Tape, and common dividends paid per share:

	Sales Price		Dividends
	High	Low	Paid
2011
First Quarter	$52.74	$46.75	$0.690
Second Quarter	55.21	49.79	0.715
Third Quarter	54.63	41.03	0.715
Fourth Quarter	55.17	43.65	0.715

2010
First Quarter	$46.79	$39.82	$0.680
Second Quarter	46.44	38.42	0.690
Third Quarter	48.54	40.85	0.690
Fourth Quarter	52.06	44.07	0.690

Our Board of Directors has approved a new quarterly cash dividend rate of $0.74 per share of common stock per quarter, commencing with the February 2012 dividend. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors.

Stockholder Return Performance Presentation

Set forth below is a line graph comparing the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S & P Composite-500 Stock Index and the FTSE NAREIT Equity Index. As of December 31, 2011, 120 companies comprised the FTSE NAREIT Equity Index. The Index consists of REITs identified by NAREIT as equity (those REITs which have at least 75% of their investments in real property). Upon written request sent to the Senior Vice President-Administration and Corporate Secretary, Health Care REIT, Inc., 4500 Dorr Street, Toledo, Ohio, 43615-4040, we will provide stockholders with the names of the component issuers. The data are based on the closing prices as of December 31 for each of the five years. 2006 equals $100 and dividends are assumed to be reinvested.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
S & P 500	100.0	105.49	66.46	84.05	96.71	98.76
Health Care REIT, Inc.	100.0	109.65	109.98	124.12	141.91	172.09
FTSE NAREIT Equity	100.0	84.31	52.50	67.20	85.98	93.10

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

Item 6.  Selected Financial Data

The following selected financial data for the five years ended December 31, 2011 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31,
	2007	2008	2009	2010	2011
Operating Data
Revenues(1)	$392,988	$483,010	$523,288	$657,297	$1,421,162
Expenses:
Interest expense(1)	120,210	119,279	96,856	151,296	318,395
Depreciation and amortization(1)	109,668	127,992	140,692	186,963	418,406
Property operating expenses(1)	32,494	39,648	42,501	79,293	379,476
General and administrative(1)	37,465	47,193	49,691	54,626	77,201
Transaction costs	-	-	-	46,660	70,224
Provision for loan losses	-	94	23,261	29,684	2,010
Realized loss on derivatives	-	23,393	-	-	-
Loss (gain) on extinguishment of debt	(1,081)	(2,094)	25,107	34,171	(979)
Total expenses	298,756	355,505	378,108	582,693	1,264,733
Income from continuing operations before income taxes and income from unconsolidated entities	94,232	127,505	145,180	74,604	156,429
Income tax expense	(188)	(1,306)	(168)	(364)	(1,388)
Income from unconsolidated entities	-	-	-	6,673	5,772
Income from continuing operations	94,044	126,199	145,012	80,913	160,813
Income from discontinued operations, net(1)	44,549	157,226	47,915	47,971	51,903
Net income	138,593	283,425	192,927	128,884	212,716
Preferred stock dividends	25,130	23,201	22,079	21,645	60,502
Net income (loss) attributable to noncontrolling interests	238	126	(342)	357	(4,894)
Net income attributable to common stockholders	$113,225	$260,098	$171,190	$106,882	$157,108

Other Data
Average number of common shares outstanding:
Basic	78,861	93,732	114,207	127,656	173,741
Diluted	79,409	94,309	114,612	128,208	174,401

Per Share Data
Basic:
Income from continuing operations attributable to common stockholders	$0.87	$1.10	$1.08	$0.46	$0.61
Discontinued operations, net	0.56	1.68	0.42	0.38	0.30
Net income attributable to common stockholders *	$1.44	$2.77	$1.50	$0.84	$0.90
Diluted:
Income from continuing operations attributable to common stockholders	$0.86	$1.09	$1.08	$0.46	$0.60
Discontinued operations, net	0.56	1.67	0.42	0.37	0.30
Net income attributable to common stockholders *	$1.43	$2.76	$1.49	$0.83	$0.90

Cash distributions per common share	$2.2791	$2.70	$2.72	$2.74	$2.835

* Amounts may not sum due to rounding

(1) We have reclassified the income and expenses attributable to properties sold prior to or held for sale at December 31, 2011, to discontinued operations for all periods presented. See Note 5 to our audited consolidated financial statements.

	December 31,
Balance Sheet Data	2007	2008	2009	2010	2011
Net real estate investments	$5,012,620	$5,854,179	$6,080,620	$8,590,833	$13,942,350
Total assets	5,219,240	6,215,031	6,367,186	9,451,734	14,924,606
Total long-term obligations	2,683,760	2,847,676	2,414,022	4,469,736	7,240,752
Total liabilities	2,784,289	2,976,746	2,559,735	4,714,081	7,612,309
Total preferred stock	330,243	289,929	288,683	291,667	1,010,417
Total equity	2,434,951	3,238,285	3,807,451	4,733,100	7,278,647

     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Item 1 — Business” and “Item 1A — Risk Factors” above.

Executive Summary

Company Overview

     Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of seniors housing and health care real estate since the company was founded in 1970.  We are an S&P 500 company headquartered in Toledo, Ohio and our portfolio spans the full spectrum of seniors housing and health care real estate, including seniors housing communities, skilled nursing facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.  The following table summarizes our portfolio as of December 31, 2011:

	Investments	Percentage of	Number of	# Beds/Units		Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.		metric(1)		States

Seniors housing triple-net	$4,029,818	28.1%	282	25,133	units	$163,293	per unit	39

Skilled nursing/post-acute	3,527,468	24.6%	307	39,825	beds	89,997	per bed	28

Seniors housing operating	2,792,088	19.5%	112	12,420	units	224,806	per unit	21

Hospitals	911,482	6.4%	36	2,165	beds	421,007	per bed	17

Medical office buildings(2)	2,727,450	19.0%	193	11,276,994	sq. ft.	255	per sq. ft.	30

Life science buildings(2)	337,800	2.4%	7			n/a		1

Totals	$14,326,106	100.0%	937					46

(1) Investment per metric was computed by using the total committed investment amount of $14,609,005,000, which includes net real estate investments, our share of investments in unconsolidated entities and unfunded construction commitments for which initial funding has commenced which amounted to $13,942,350,000, $383,756,000 and $282,899,000, respectively.

(2) Includes our share of investments in unconsolidated entities. Please see Note 7 to our consolidated financial statements for additional information.

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

•         The specialized nature of the industry;

•         The projected population growth combined with stable or increasing health care utilization rates, which ensures demand; and

•         The on-going merger and acquisition activity.

Health Reform Laws

     On March 23, 2010, the President signed into law the PPACA and the Health Care and Education Reconciliation Act of 2010, which amends the PPACA (collectively, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or the operators and tenants of our properties. Some provisions of the Health Reform Laws may have a positive impact on our operators’ or tenants’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our operators or tenants by, for example, altering the market basket adjustments for certain types of health care facilities. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators and tenants provide to our respective employees. We cannot predict whether the existing Health Reform Laws, or future health care reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well. Further, on February 2, 2011, the U.S. Senate refused to pass an overhaul repeal of the Health Reform Laws, and the focus has now shifted to attempts to repeal or amend individual sections of the Health Reform Laws. Further, federal courts are also considering, and in some cases have ruled on, the legality of the Health Reform Laws.  The United States Supreme Court has agreed to review the constitutionality of the Health Reform Laws and will hear arguments beginning March 26, 2012.  We cannot predict whether any of these attempts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators and tenants.

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

     A similar productivity adjustment also applies to skilled nursing facilities beginning in 2012, which means that the payment rates for skilled nursing facilities may decrease from one year to the next. Long-term care hospitals have faced a specified percentage decrease in their annual update for discharges since 2010. Additionally, beginning in 2012, long-term care hospitals will be subject to

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

the productivity adjustments, which may decrease the federal payment rates for long-term care hospitals. Similar productivity adjustments and other adjustments to payment rates have applied to inpatient rehabilitation facilities, psychiatric hospitals and outpatient hospitals since 2010.

     The Health Reform Laws revise other reimbursement provisions that may affect our business. For example, the Health Reform Laws reduce states’ Medicaid disproportionate share hospital (“DSH”) allotments, starting in 2014 through 2020. These allotments would have provided additional funding for DSH hospitals that are operators or tenants of our properties, and thus, any reduction might negatively impact these operators or tenants.

     Additionally, beginning in fiscal year 2015, Medicare payments will decrease to hospitals for treatment associated with hospital acquired conditions. This decreased payment rate may negatively impact our operators or tenants. To account for excess readmissions, the Health Reform Laws also call for a reduction of 1% in payments for those hospitals with higher-than-average risk-adjusted readmission rates beginning October 1, 2012, 2% beginning in fiscal year 2014, and 3% from fiscal year 2015 onward.  These reductions in payments to our operators or tenants may affect their ability to make payments to us.

     PPACA additionally calls for the creation of the Independent Payment Advisory Board (the “Board”), which will be responsible for establishing payment polices, including recommendations in the event that Medicare costs exceed a certain threshold. Proposals for recommendations submitted by the Board prior to December 31, 2018 may not include recommendations that would reduce payments for hospitals, skilled nursing facilities, and physicians, among other providers, prior to December 31, 2019. The Health Reform Laws also create other mechanisms that could permit significant changes to payment. For example, PPACA establishes the Center for Medicare and Medicaid Innovation to test innovative payment and service delivery models to reduce program expenditures through the use of demonstration programs that can waive existing reimbursement methodologies. As another example, on November 2, 2011, CMS published the final rule implementing section 3022 of the PPACA, which contains provisions relating to Medicare payment to providers and suppliers participating in Accountable Care Organizations (“ACOs”) under the Medicare Shared Servings Program.  Under the program, Medicare will share a percentage of savings with ACOs that meet certain quality and saving requirements, thereby allowing providers to receive incentive payments in addition to their traditional fee-for-service payments. Under the program, more experienced providers may assume the risk of losses in exchange for greater potential rewards: ACOs may share up to 50% of the savings under the one-sided model and up to 60% of the savings under the two-sided model, depending on their quality and performance.  The amount of shared losses for which an ACO is liable in the two-sided model may not exceed the following percentages of its updated benchmark: 5% in the first performance year, 7.5% in the second year, and 10% in the third year.  These shared losses could affect the ability of ACO operators or tenants to meet their financial obligations to us.  The Health Reform Laws also provide additional Medicaid funding to allow states to carry out mandated expansion of Medicaid coverage to certain financially-eligible individuals beginning in 2014, and also permits states to expand their Medicaid coverage to these individuals as early as April 1, 2010, if certain conditions are met.  The Health Reform Laws also extend certain payment rules related to long-term acute care hospitals found in the Medicare, Medicaid, and SCHIP Extension Act of 2007.

     Additionally, although the Health Reform Laws delayed until at least October 1, 2011, the implementation of the Resource Utilization Group, Version Four (“RUG-IV”), which revises the payment classification system for skilled nursing facilities, the Medicare and Medicaid Extenders Act of 2010 repealed this delay retroactively to October 1, 2010. The Health Reform Laws also extend certain payment rules related to long-term acute care hospitals found in the Medicare, Medicaid, and SCHIP Extension Act of 2007.

     Finally, many other changes resulting from the Health Reform Laws, or implementing regulations, or guidance may negatively impact our operators and tenants. We will continue to monitor and evaluate the Health Reform Laws and implementing regulations and guidance to determine other potential effects of the reform.

     Impact of Fraud and Abuse Provisions. The Health Reform Laws revise health care fraud and abuse provisions that will affect our operators and tenants. Specifically, PPACA allows for up to treble damages under the Federal False Claims Act for violations related to state-based health insurance exchanges authorized by the Health Reform Laws, which will be implemented beginning in 2014. The Health Reform Laws also impose new civil monetary penalties for false statements or actions that lead to delayed inspections, with penalties of up to $15,000 per day for failure to grant timely access and up to $50,000 for a knowing violation. Additionally, the PPACA requires certain entities – including providers, suppliers, Medicaid managed care organizations, Medicare Advantage organizations, and prescription drug program sponsors – to report and return overpayments to the appropriate payer by the later of (a) sixty (60) days after the date the overpayment was “identified,” or (b) the date that the “corresponding cost report” is due.  The entity also must notify the payer in writing of the reason for the overpayment. A violation of these requirements may result in criminal liability, civil liability under the FCA, and/or exclusion from the federal health care programs.  On February 14, 2012, CMS published a proposed rule implementing the PPACA requirement that health care providers and suppliers report and return self-identified overpayments by the later of 60 days after the date the overpayment was identified, or the date any corresponding cost report is due, if

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

applicable. The Health Reform Laws also amend the Federal Anti-Kickback Statute to state that any items or services “resulting from” a violation of the Anti-Kickback Statute constitutes a “false or fraudulent claim” under the Federal False Claims Act.  The Health Reform Laws also provide for additional funding to investigate and prosecute health care fraud and abuse. Accordingly, the increased penalties under PPACA for fraud and abuse violations may have a negative impact on our operators and tenants in the event that the government brings an enforcement action or subjects them to penalties.

     Further, as recently as February 2, 2011, CMS published final rulemaking to implement the enhanced provider and supplier screening provisions called for in the Health Reform Laws. Under the final rule, beginning March 25, 2011, all enrolling and participating providers and suppliers are assessed an annual administrative fee and are placed in one of three risk levels (limited, moderate, and high) based on an assessment of the individual’s or entity’s overall risk of fraud, waste and abuse. This rule also allows for the temporary suspension of Medicare payments to providers or suppliers in the event CMS receives credible information that an overpayment, fraud, or willful misrepresentation has occurred. The Health Reform Laws granted the Secretary of the Department of Health and Human Services significant discretionary authority to suspend, exclude, or impose fines on providers and suppliers based on the agency’s determination that such a provider or supplier is “high-risk,” and, as a result, this final rulemaking has the potential to materially adversely affect our operators and tenants who may be evaluated under the enhanced screening process.

     However, in light of the implementation of those PPACA provisions relating to Medicare payment to providers and suppliers participating in ACOs under the Medicare Shared Savings Program, on November 2, 2011, CMS and OIG jointly published the final rule establishing waivers of certain fraud and abuse laws to ACOs.  These waivers include automatic AKS, Stark, and CMP waivers that may be applied in certain situations and that will apply uniformly to each ACO, ACO participant, and ACO provider/supplier. Notably, the final rule states that CMS and OIG intend to closely monitor ACOs through June 2013 to ensure that these waivers are not causing “undesirable effects” and need to be narrowed to prevent fraud and abuse.

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

     Impact to the Health Care Plans Offered to Our Employees. The Health Reform Laws affect employers that provide health plans to their employees. The new laws change the tax treatment of the Medicare Part D retiree drug subsidy and extend dependent coverage for dependents up to age 26, among other changes. We are evaluating our health care plans in light of these changes. These changes may affect our operators and tenants as well.

Medicare Program Reimbursement Changes

     In recent months, CMS released a number of proposed and final rulemakings that may potentially increase or decrease government reimbursement to our operators and tenants. To the extent that any of these rulemakings decrease government reimbursement to our operators and tenants, our revenue and operations may be indirectly, adversely affected.

     On August 1, 2011, CMS issued a final rule updating the long-term acute care hospital prospective payment system for fiscal year 2012. Among other things, the final rule increased payment rates for acute care hospitals by 1% and long-term care hospitals by 1.8%. In the rule, CMS included a negative 2%, rather than the proposed negative 3.15%, documentation and coding adjustment for long-term care hospitals. CMS also released a final rulemaking for the prospective payment system and consolidated billing for skilled nursing facilities for fiscal year 2012 on August 8, 2011, which included the 11.1%, or $3.87 billion, decrease in RUG payments made to skilled nursing facilities previously discussed.   CMS announced that the reasons for this rate reduction were to correct for the unintended spike in payment levels, particularly those associated with higher paying RUGs, and to align reimbursement with cost. As part of these changes, effective October, 1, 2011, all rate categories will be updated for the full market basket; increase of 2.7%, less a 1% productivity adjustment required by Section 3401(b) of the PPACA.

     CMS annually adjusts the Medicare Physician Fee Schedule payment rates based on an update formula that includes application of the Sustainable Growth Rate (“SGR”). On November 1, 2011, CMS published the calendar year 2012 Physician Fee Schedule final rule with comment period. Most notably, the final rule calls for a negative 27.4% update for 2012 under the statutory SGR formula.  In February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which blocks the cut through the end of 2012.  Also discussed in the final rule are at least two initiatives that could negatively impact the reimbursement levels received by our operators and tenants. CMS is expanding its multiple procedure payment reduction policy to the professional interpretation of advance imaging services to recognize the overlapping activities that go into valuing these services.  In addition, the rule finalizes quality and cost measures that will be used in establishing a new value-based modifier that would adjust physician payments based on whether

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

they are providing higher quality and more efficient care.  The PPACA requires CMS to begin making payment adjustments to certain physicians and physician groups on January 1, 2015, and to apply the modifier to all physicians by January 1, 2017.  The rule finalizes calendar year 2013 as the initial performance year for purposes of adjusting payments in calendar year 2015.

     Additionally, on November 1, 2011, CMS published a final rule with comment period for outpatient care hospitals and ambulatory surgical centers. CMS estimates that the cumulative effect of all changes to payment rates for calendar year 2012 will have a positive effect, resulting in a 1.9% estimated increase in Medicare payments to providers paid under the HOPPS. As required by PPACA, the rule also provides for a payment adjustment for designated cancer hospitals, resulting in an expected increase in payments to cancer hospitals by 11.3%, and increases payment rates to ambulatory surgical centers by 1.6%.

     Finally, on November 21, 2011, the Joint Select Committee on Deficit Reduction, which was created by the Budget Control Act of 2011, concluded its work, and issued a statement that it was not able to make a bipartisan agreement, thus triggering the sequestration process.  The sequestration process will result in spending reductions starting in 2013, including Medicare cuts.  Such cuts could affect government reimbursement to our operators and tenants.

Economic Outlook

     Economic fundamentals leading into 2012 have set a generally positive pace with U.S. Gross Domestic Product growth projected to pick up through the coming year. However, there are several important caveats to note as the world economy continues to face headwinds and risks weigh to the downside. Positive outlooks are conditional on fiscal policy in payroll taxes and unemployment insurance benefits and upon the easing of the European debt situation. A repeat of volatility experienced in 2011 is likely in 2012, as perceptions about the strength of the U.S. economy and the Euro zone will vary over time as events unfold.   However, this volatility has led to increased interest in the historically stable returns provided by healthcare real estate.

     As a consequence of this interest, significant debt and equity investment capital was available to our sector in 2011 resulting in a record year of acquisition activity.  We participated in this growth and continue to actively invest and pursue investment opportunities that meet our strategic underwriting criteria.  Our strategy has resulted in robust portfolio growth and strong returns for our shareholders. With further industry consolidation anticipated in 2012, we expect to continue to our success.  We believe the opportunities in which we invest will continue to generate consistent, reliable and growing cash flows for our shareholders, regardless of economic volatility.

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

     For the year ended December 31, 2011, rental income, resident fees and services and interest income represented 65%, 32%, and 3% respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured line of credit arrangement. At December 31, 2011, we had $163,482,000 of cash and cash equivalents, $69,620,000 of restricted cash and $1,395,000,000 of available borrowing capacity under our primary unsecured line of credit arrangement.

Key Transactions in 2011

     We completed the following key transactions during the year ended December 31, 2011:

•         our Board of Directors increased the annual cash dividend to $2.96 per common share ($0.74 per share quarterly), as compared to $2.835 per common share for 2011, beginning in February 2012.  The dividend declared for the quarter ended December 31, 2011 represents the 163rd consecutive quarterly dividend payment;

•         we completed $5,986,262,000 of gross investments and had $351,701,000 of investment payoffs;

•         we completed a public offering of 28,750,000 shares of common stock with net proceeds of $1,358,543,000 in March;

•         we completed a public offering of 14,375,000 shares of 6.5% convertible preferred stock with net proceeds of $696,437,000 in March;

•         we issued $1,400,000,000 of senior unsecured notes due 2016 to 2041 bearing interest rates of 3.625% to 6.5% with net proceeds of $1,381,086,000 in March;

•         we extended our unsecured line of credit arrangement to July 2015 and expanded it to $2,000,000,000 in July 2011;

•         we completed a public offering of 12,650,000 shares of common stock with net proceeds of $606,595,000 in November; and

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2009	2010	2011

Net income attributable to common stockholders	$171,190	$106,882	$157,108
Funds from operations	316,977	280,022	524,902
Net operating income(1)	547,678	640,346	1,087,205

Per share data (fully diluted):
Net income attributable to common stockholders	$1.49	$0.83	$0.90
Funds from operations	2.77	2.18	3.01

(1) Includes our share of net operating income from unconsolidated entities.

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

	Year Ended December 31,
	2009	2010	2011

Debt to book capitalization ratio	39%	49%	50%
Debt to undepreciated book capitalization ratio	35%	45%	46%
Debt to market capitalization ratio	30%	38%	38%

Adjusted interest coverage ratio	3.78x	3.39x	3.02x
Adjusted fixed charge coverage ratio	3.09x	2.76x	2.37x

     Concentration Risk. We evaluate our concentration risk in terms of asset mix, investment mix, customer mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property. In order to qualify as an equity REIT, at least 75% of our real estate investments must be real property whereby each property, which includes the land, buildings, improvements, intangibles and related rights, is owned by us and leased to a tenant pursuant to a long-term operating lease. Investment mix measures the portion of our investments that relate to our various property types. Customer mix measures the portion of our investments that relate to our top five customers. Geographic mix measures the portion of our investments that relate to our top five states. The following table reflects our recent historical trends of concentration risk by investment balance for the periods presented:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31,
	2009	2010	2011

Asset mix:
Real property	93%	91%	95%
Real estate loans receivable	7%	5%	2%
Investments in unconsolidated entities	0%	4%	3%

Investment mix:(1)
Seniors housing triple-net	42%	37%	28%
Skilled nursing/post-acute	25%	14%	25%
Seniors housing operating	0%	12%	20%
Hospitals	10%	9%	6%
Medical office buildings	23%	24%	19%
Life science buildings	0%	4%	2%

Customer mix:(1)
Genesis HealthCare, LLC			17%
Merrill Gardens, LLC		8%	8%
Benchmark Senior Living, LLC			6%
Brandywine Senior Living, LLC		7%	5%
Senior Living Communities, LLC	7%	7%	4%
Senior Star Living		5%
Brookdale Senior Living, Inc.	5%	4%
Signature Health Care LLC	5%
Emeritus Corporation	4%
Life Care Centers of America, Inc,	4%
Remaining customers	75%	69%	60%

Geographic mix:(1)
New Jersey			10%
California	9%	10%	10%
Massachusetts	7%	7%	8%
Florida	12%	10%	7%
Texas	11%	8%	7%
Washington		6%
Ohio	6%
Remaining states	55%	59%	58%

(1) Includes our share of investments in unconsolidated entities.

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

Portfolio Update

     Net operating income. The primary performance measure for our properties is net operating income (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our net operating income for the periods indicated (in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2009	2010	2011
Net operating income:
Seniors housing triple-net	$399,363	$422,466	$663,018
Seniors housing operating	-	18,385	141,943
Medical facilities(1)	147,145	196,621	281,554
Non-segment/corporate	1,170	2,874	690
Net operating income	$547,678	$640,346	$1,087,205

(1) Includes our share of net operating income from unconsolidated entities.

     Payment coverage. Payment coverage of our triple-net customers continues to remain strong. Our overall payment coverage is at 1.91 times. The table below reflects our recent historical trends of portfolio coverage. Coverage data reflects the 12 months ended for the periods presented. Coverage represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us.

	September 30, 2009		September 30, 2010		September 30, 2011
	CBMF	CAMF	CBMF	CAMF	CBMF	CAMF
Seniors housing triple-net	1.51x	1.30x	1.54x	1.32x	1.38x	1.19x
Skilled nursing/post-acute	2.29x	1.69x	2.42x	1.79x	2.22x	1.71x
Hospitals	2.47x	2.14x	2.66x	2.33x	2.47x	2.13x
Weighted averages	2.01x	1.59x	2.12x	1.68x	1.91x	1.54x

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

     The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31, 2009	December 31, 2010	$	%	December 31, 2011	$	%	$	%

Cash and cash equivalents at beginning of period	$23,370	$35,476	$12,106	52%	$131,570	$96,094	271%	$108,200	463%
Cash provided from operating activities	381,259	364,741	(16,518)	-4%	588,224	223,483	61%	206,965	54%
Cash used in investing activities	(270,060)	(2,312,039)	(2,041,979)	756%	(4,520,129)	(2,208,090)	96%	(4,250,069)	1574%
Cash provided from (used in) financing activities	(99,093)	2,043,392	2,142,485	n/a	3,963,817	1,920,425	94%	4,062,910	n/a
Cash and cash equivalents at end of period	$35,476	$131,570	$96,094	271%	$163,482	$31,912	24%	$128,006	361%

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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31, 2009	December 31, 2010	$	%	December 31, 2011	$	%	$	%

Gross straight-line rental income	$19,415	$14,717	$(4,698)	-24%	$41,068	$26,351	179%	$21,653	112%
Cash receipts due to real property sales	(4,422)	(1,341)	3,081	-70%	(815)	526	-39%	3,607	-82%
Prepaid rent receipts	(26,252)	(7,196)	19,056	-73%	(8,675)	(1,479)	21%	17,577	-67%
Amortization related to above (below) market leases, net	1,713	2,856	1,143	67%	2,507	(349)	-12%	794	46%
	$(9,546)	$9,036	$18,582	n/a	$34,085	$25,049	277%	$43,631	n/a

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

Investing Activities.  The changes in net cash used in investing activities are primarily attributable to net changes in real property and real estate loans receivable.  The following is a summary of our investment and disposition activities (dollars in thousands):

	Year Ended
	December 31, 2009		December 31, 2010		December 31, 2011
	Properties	Amount	Properties	Amount	Properties	Amount

Real property acquisitions:
Seniors housing triple-net	1	$11,650	46	$1,028,529	184	$3,320,664
Seniors housing operating	-	-	32	816,000	58	1,747,485
Medical facilities	2	56,023	36	626,414	35	610,843
Land parcels	-	-	1	4,300	3	19,084
Total acquisitions	3	67,673	115	2,475,243	280	5,698,076
Less: Assumed debt		-		(559,508)		(961,928)
Assumed other items, net		-		(208,314)		(210,411)
Cash disbursed for acquisitions		67,673		1,707,421		4,525,737
Construction in progress additions		492,897		306,832		301,604
Capital improvements to existing properties		38,389		59,923		77,781
Total cash invested in real property		598,959		2,074,176		4,905,122

Real property dispositions:
Seniors housing triple-net	21	101,155	31	170,290	39	150,755
Medical facilities	15	85,558	7	14,092	3	35,295
Total dispositions	36	186,713	38	184,382	42	186,050
Less: Gains (losses) on sales of real property		43,394		36,115		61,160
Seller financing on sales of real property		(6,100)		(1,470)		-
Proceeds from real property sales		224,007		219,027		247,210

Net cash investments in real property	(33)	$374,952	77	$1,855,149	238	$4,657,912

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capitalization Rates

Capitalization rates for acquisitions represent annualized contractual or projected income to be received in cash divided by investment amounts.  Capitalization rates for dispositions represent annualized contractual income that was being received in cash at date of disposition divided by disposition cash proceeds.  For the year ended December 31, 2011, weighted-average capitalization rates for acquisitions and dispositions were as follows:

	Acquisitions	Dispositions
Seniors housing triple-net	8.0%	6.8%
Seniors housing operating	6.8%	n/a
Medical facilities	7.4%	7.3%

	Year Ended
	December 31, 2009			December 31, 2010			December 31, 2011
	Seniors			Seniors			Seniors
	Housing	Medical		Housing	Medical		Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals

Advances on real estate loans receivable:
Investments in new loans	$20,036	$-	$20,036	$9,742	$41,644	$51,386	$18,541	$-	$18,541
Draws on existing loans	52,910	1,471	54,381	46,113	1,236	47,349	29,752	3,184	32,936
Sub-total	72,946	1,471	74,417	55,855	42,880	98,735	48,293	3,184	51,477
Less: Seller financing on property sales	-	-	-	-	(1,470)	(1,470)	-	-	-
Net cash advances on real estate loans	72,946	1,471	74,417	55,855	41,410	97,265	48,293	3,184	51,477
Receipts on real estate loans receivable:
Loan payoffs	61,659	32,197	93,856	5,619	6,233	11,852	162,705	2,943	165,648
Principal payments on loans	15,890	2,033	17,923	24,203	7,440	31,643	17,856	5,307	23,163
Total receipts on real estate loans	77,549	34,230	111,779	29,822	13,673	43,495	180,561	8,250	188,811
Net advances (receipts) on real estate loans	$(4,603)	$(32,759)	$(37,362)	$26,033	$27,737	$53,770	$(132,268)	$(5,066)	$(137,334)

     The contributions to unconsolidated entities for the year ended December 31, 2010 primarily represent $174,692,000 and $21,321,000 of cash invested by us in the joint ventures with Forest City Enterprises and a national medical office building company, respectively.  The distributions by unconsolidated entities for the year ended December 31, 2011 primarily represent cash received for return of capital from those same joint ventures.  Please see Note 7 to our consolidated financial statements for additional information.  Changes in restricted cash represent net cash fundings to and disbursements from earnest money deposits and secured debt escrow accounts.

     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common and preferred stock and dividend payments.

     The changes in our senior unsecured notes are due to (i) the repayment of $3,000 of convertible senior unsecured notes in December 2011; (ii) the issuance of $400,000,000 of 3.625% senior unsecured notes due 2016, $600,000,000 of 5.25% senior unsecured notes due 2022 and $400,000,000 of 6.50% senior unsecured notes due 2041 in March 2011; (iii) the issuance of $494,403,000 of convertible senior unsecured notes in March and June 2010; (iv) the repurchase of $441,326,000 of convertible senior unsecured notes in March and June 2010; (v) the issuance of $450,000,000 of senior unsecured notes in April and June 2010; (vi) the issuance of $450,000,000 of senior unsecured notes in September 2010; (vii) the issuance of $450,000,000 of senior unsecured notes in November 2010; and (viii) the extinguishment of $183,147,000 of various senior unsecured notes in March and September 2009.  We recognized losses of $25,072,000 and $19,269,000 during the years ended December 31, 2010 and 2009, respectively, in connection with the aforementioned extinguishments.

     During the year ended December 31, 2011, we assumed 55 secured loans totaling $940,855,000 with an average rate of 4.85% secured by 55 properties.  Also during the year ended December 31, 2011, we issued 9 secured loans totaling $114,903,000 with a rate of 5.78%.  During the year ended December 31, 2011, we extinguished $55,317,000 of secured debt with an average rate of 5.95%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

and recognized a gain of $979,000.  During the year ended December 31, 2010, we extinguished 35 secured debt loans totaling $194,493,000 with a weighted-average interest rate of 6.07% and recognized extinguishment losses of $9,099,000. Also during the year ended December 31, 2010, we issued $81,977,000 of secured debt loans at an average interest rate of 5.10%.  During the year ended December 31, 2009, we extinguished 20 secured debt loans totaling $81,715,000 with a weighted-average interest rate of 7.21% and recognized extinguishment losses of $5,838,000.

     We may repurchase, redeem or refinance convertible and non-convertible senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The non-convertible senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   We cannot redeem the 3.00% convertible senior unsecured notes due 2029 prior to December 1, 2014 or the 4.75% convertible senior unsecured notes due 2027 prior to July 15, 2012 unless such redemption is necessary to preserve our status as a REIT.   However, on or after December 1, 2014 or July 15, 2012 (as applicable), we may from time to time at our option redeem those notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest to, but excluding, the redemption date.  Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

     In March 2011, we completed a public offering of 14,375,000 shares of 6.5% convertible preferred stock for net proceeds of $696,437,000.  The following is a summary of our common stock issuances for the years indicated (dollars in thousands, except average price):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

February 2009 public issuance	5,816,870	$36.85	$214,352	$210,880
September 2009 public issuance	9,200,000	40.40	371,680	356,554
2009 Dividend reinvestment plan issuances	1,499,497	37.22	55,818	55,818
2009 Equity shelf program issuances	1,952,600	40.69	79,447	77,605
2009 Option exercises	96,166	38.23	3,676	3,676
2009 Totals	18,565,133		$724,973	$704,533

September 2010 public issuance	9,200,000	$45.75	$420,900	$403,921
December 2010 public issuance	11,500,000	43.75	503,125	482,448
2010 Dividend reinvestment plan issuances	1,957,364	43.95	86,034	86,034
2010 Equity shelf program issuances	431,082	44.94	19,371	19,013
2010 Option exercises	129,054	31.17	4,022	4,022
2010 Totals	23,217,500		$1,033,452	$995,438

March 2011 public issuance	28,750,000	$49.25	$1,415,938	$1,358,543
November 2011 public issuance	12,650,000	50.00	632,500	606,595
2011 Dividend reinvestment plan issuances	2,534,707	48.44	122,794	121,846
2011 Equity shelf program issuances	848,620	50.53	42,888	41,982
2011 Option exercises	232,081	37.17	8,628	8,628
2011 Totals	45,015,408		$2,222,748	$2,137,594

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increase in dividends is primarily attributable to an increase in our common shares outstanding. The following is a summary of our dividend payments (in thousands, except per share amounts):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended
	December 31, 2009		December 31, 2010		December 31, 2011
	Per Share	Amount	Per Share	Amount	Per Share	Amount

Common Stock	$2.72000	$311,760	$2.74000	$348,578	$2.83500	$483,746
Series D Preferred Stock	1.96875	7,875	1.96875	7,875	1.96875	7,875
Series E Preferred Stock	1.50000	112	1.12500	94	-	-
Series F Preferred Stock	1.90625	13,344	1.90625	13,344	1.90625	13,344
Series G Preferred Stock	1.87500	748	1.40640	332	-	-
Series H Preferred Stock	-	-	-	-	2.85840	1,000
Series I Preferred Stock	-	-	-	-	1.33159	38,283
Totals		$333,839		$370,223		$544,248

Off-Balance Sheet Arrangements

     During the year ended December 31, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B).  The portfolio is 100% leased and includes affiliates of investment grade pharmaceutical and research tenants such as Novartis, Genzyme, Millennium (a subsidiary of Takeda Pharmaceuticals), and Brigham and Women's Hospital. Forest City Enterprises self-developed the portfolio and will continue to manage it on behalf of the joint venture. The life science campus is part of a mixed-use project that includes a 210-room hotel, 674 residential units, a grocery store, restaurants and retail.  In connection with this transaction, we invested $174,692,000 of cash which is recorded as an investment in unconsolidated entities on the balance sheet.  Our share of the non-recourse secured debt assumed by the joint venture was approximately $156,729,000 with weighted-average interest rates of 7.1%.  In addition, at December 31, 2011, we had other investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our consolidated financial statements for additional information.

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

     At December 31, 2011, we had five outstanding letter of credit obligations totaling $5,515,000 and expiring between 2012 and 2014. Please see Note 12 to our consolidated financial statements for additional information.

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter

Unsecured line of credit arrangements	$610,000	$5,000	$-	$605,000	$-
Senior unsecured notes(1)	4,464,927	76,853	300,000	950,000	3,138,074
Secured debt(1)	2,298,553	162,116	550,527	429,210	1,156,700
Contractual interest obligations	3,202,072	355,462	642,895	528,569	1,675,146
Capital lease obligations	90,482	8,059	73,977	8,447	-
Operating lease obligations	356,464	6,166	12,944	12,018	325,336
Purchase obligations	340,369	195,384	110,290	34,695	-
Other long-term liabilities	5,935	-	475	1,900	3,560
Total contractual obligations	$11,368,802	$809,040	$1,691,107	$2,569,839	$6,298,816

(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

     At December 31, 2011, we had a $2,000,000,000 unsecured line of credit arrangement with a consortium of 31 banks with an option to upsize the facility by up to an additional $500,000,000 through an accordion feature, allowing for an aggregate commitment of up to $2,500,000,000.  The revolving credit facility is scheduled to expire July 27, 2015. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.65% at December 31, 2011). The applicable margin is based on certain of our debt ratings and was 1.35% at December 31, 2011. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.25% at December 31, 2011.  Principal is due

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

upon expiration of the agreement.  At December 31, 2011, we had $ 605,000,000 outstanding under the unsecured line of credit arrangement and $5,000,000 outstanding under an unsecured revolving demand note.  Contractual interest obligations of $35,690,000 are estimated based on the assumption that the balance of $610,000,000 at December 31, 2011 is constant until maturity at interest rates in effect at December 31, 2011.

     We have $4,464,927,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 3.00% to 8.00%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $2,397,250,533 at December 31, 2011. A total of $788,074,000 of our senior unsecured notes are convertible notes that also contain put features.  Please see Note 10 to our consolidated financial statements for additional information.

     We have consolidated secured debt with total outstanding principal of $2,108,384,000, collateralized by owned properties, with annual interest rates ranging from 1.22% to 10.00%, payable monthly. The carrying values of the properties securing the debt totaled $4,048,469,000 at December 31, 2011. Total contractual interest obligations on consolidated secured debt totaled $729,000,860 at December 31, 2011. Our share of non-recourse debt associated with unconsolidated entities (as reflected in the contractual obligations table above) is $190,169,000 at December 31, 2011.  Our share of contractual interest obligations on our unconsolidated entities’ secured debt is $40,131,000 at December 31, 2011.

     At December 31, 2011, we had operating lease obligations of $356,464,000 relating primarily to ground leases at certain of our properties and office space leases.

     Purchase obligations are comprised of unfunded construction commitments and contingent purchase obligations. At December 31, 2011, we had outstanding construction financings of $189,502,000 for leased properties and were committed to providing additional financing of approximately $282,899,000 to complete construction. At December 31, 2011, we had contingent purchase obligations totaling $57,470,000. These contingent purchase obligations relate to unfunded capital improvement obligations. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

     Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”) and certain non-compete agreements. We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded.  Benefit payments are expected to total $2,375,000 during the next five fiscal years and $3,560,000 thereafter. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $5,623,000 and $4,066,000 at December 31, 2011 and December 31, 2010, respectively.

Capital Structure

     As of December 31, 2011, we had total equity of $7,278,647,000 and a total debt balance of $7,156,756,000, which represents a debt to total book capitalization ratio of 50%. Our ratio of debt to market capitalization was 38% at December 31, 2011. For the year ended December 31, 2011, our adjusted interest coverage ratio was 3.02x and our adjusted fixed charge coverage ratio was 2.37x. Also, at December 31, 2011, we had $163,482,000 of cash and cash equivalents, $69,620,000 of restricted cash and $1,395,000,000 of available borrowing capacity under our primary unsecured line of credit arrangement.

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2011, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged.

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

     On May 7, 2009, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of January 31, 2012, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of January 31, 2012, 5,876,205 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(“Equity Shelf Program”). As of January 31, 2012, we had $457,112,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.

Results of Operations

     Our primary sources of revenue include rent, resident fees and services, and interest. Our primary expenses include interest expense, depreciation and amortization, property operating expenses and general and administrative expenses. These revenues and expenses are reflected in our Consolidated Statements of Income and are discussed in further detail below. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31, 2009	December 31, 2010	Amount	%	December 31, 2011	Amount	%	Amount	%

Net income attributable to common stockholders	$171,190	$106,882	$(64,308)	-38%	$157,108	$50,226	47%	$(14,082)	-8%
Funds from operations	316,977	280,022	(36,955)	-12%	524,902	244,880	87%	207,925	66%
Adjusted EBITDA	525,791	568,429	42,638	8%	971,525	403,096	71%	445,734	85%
Net operating income	547,678	640,346	92,668	17%	1,087,205	446,859	70%	539,527	99%

Per share data (fully diluted):
Net income attributable to common stockholders	$1.49	$0.83	$(0.66)	-44%	$0.90	$0.07	8%	$(0.59)	-40%
Funds from operations	2.77	2.18	(0.59)	-21%	3.01	0.83	38%	0.24	9%

Adjusted interest coverage ratio	3.78x	3.39x	-0.39x	-10%	3.02x	-0.37x	-11%	-0.76x	-20%
Adjusted fixed charge coverage ratio	3.09x	2.76x	-0.33x	-11%	2.37x	-0.39x	-14%	-0.72x	-23%

     The components of the changes in revenues, expenses and other items are discussed in detail below. The following is a summary of certain items that impact the results of operations for the year ended December 31, 2011:

•          $12,194,000 ($0.07 per diluted share) of impairment charges;

•          $2,010,000 ($0.01 per diluted share) of provisions for loan losses;

•          $70,224,000 ($0.40 per diluted share) of transaction costs;

•          $1,653,000 ($0.01 per diluted share) of held for sale hospital operating expenses;

•          $979,000 ($0.01 per diluted share) of net gains on extinguishments of debt;

•          $3,774,000 ($0.02 per diluted share) of additional other income related to a lease and loan termination; and

•          $61,160,000 ($0.35 per diluted share) of gains on the sales of real property.

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

     The increase in fully diluted average common shares outstanding is primarily the result of public common stock offerings and

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

common stock issuances pursuant to our DRIP and equity shelf program (“ESP”). The following table represents the changes in outstanding common stock for the period from January 1, 2009 to December 31, 2011 (in thousands):

	Year Ended
	December 31, 2009	December 31, 2010	December 31, 2011	Totals
Beginning balance	104,704	123,385	147,097	104,704
Public offerings	15,017	20,700	41,400	77,117
DRIP issuances	1,499	1,957	2,534	5,990
ESP issuances	1,953	431	849	3,233
Preferred stock conversions	30	339	-	369
Option exercises	96	129	232	457
Other, net	86	156	163	405
Ending balance	123,385	147,097	192,275	192,275

Average number of shares outstanding:
Basic	114,207	127,656	173,741
Diluted	114,612	128,208	174,401

     We evaluate our business and make resource allocations on our three business segments — seniors housing triple-net, seniors housing operating and medical facilities. Please see Note 17 to our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Triple-net

    The following is a summary of our results of operations for the seniors housing triple-net segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2009	2010	$	%	2011	$	%	$	%
Revenues:
Rental income	$308,650	$347,706	$39,056	13%	$612,617	$264,911	76%	$303,967	98%
Interest income	35,945	36,176	231	1%	34,068	(2,108)	-6%	(1,877)	-5%
Other income	2,909	3,385	476	16%	6,620	3,235	96%	3,711	128%
Prepayment fees	2,400	-	(2,400)	-100%	-	-	n/a	(2,400)	-100%
	349,904	387,267	37,363	11%	653,305	266,038	69%	303,401	87%
Expenses:
Interest expense	2,879	7,780	4,901	170%	13,238	5,458	70%	10,359	360%
Depreciation and amortization	82,752	98,561	15,809	19%	175,625	77,064	78%	92,873	112%
Transaction costs	-	20,613	20,613	n/a	27,993	7,380	36%	27,993	n/a
Loss (gain) on extinguishment of debt	2,057	7,791	5,734	279%	-	(7,791)	-100%	(2,057)	-100%
Provision for loan losses	23,261	29,684	6,423	28%	-	(29,684)	-100%	(23,261)	-100%
	110,949	164,429	53,480	48%	216,856	52,427	32%	105,907	95%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	238,955	222,838	(16,117)	-7%	436,449	213,611	96%	197,494	83%
Income tax expense	(607)	-	607	-100%	(143)	(143)	n/a	464	-76%
Income (loss) from unconsolidated entities	-	-	-	n/a	(9)	(9)	n/a	(9)	n/a
Income from continuing operations	238,348	222,838	(15,510)	-7%	436,297	213,459	96%	197,949	83%
Discontinued operations:
Gain (loss) on sales of properties	32,084	36,274	4,190	13%	59,108	22,834	63%	27,024	84%
Impairment of assets	-	-	-	n/a	(1,103)	(1,103)	n/a	(1,103)	n/a
Income from discontinued operations, net	21,168	15,216	(5,952)	-28%	4,949	(10,267)	-67%	(16,219)	-77%
Discontinued operations, net	53,252	51,490	(1,762)	-3%	62,954	11,464	22%	9,702	18%
Net income	291,600	274,328	(17,272)	-6%	499,251	224,923	82%	207,651	71%
Less: Net income attributable to noncontrolling interests	-	(18)	(18)	n/a	218	236	-1311%	218	n/a
Net income attributable to common stockholders	$291,600	$274,346	$(17,254)	-6%	$499,033	$224,687	82%	$207,433	71%

The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed seniors housing triple-net properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended December 31, 2011, we had no lease renewals but we had 12 leases with rental rate increasers ranging from 0.25% to 0.41% in our seniors housing triple-net portfolio.

Interest expense for the years ended December 31, 2011, 2010 and 2009 represents $15,306,000, $15,111,000 and $12,622,000,

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

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2010		December 31, 2011
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$94,234	6.996%	$298,492	5.998%	$172,862	5.265%
Debt transferred	-	0.000%	(131,214)	6.100%	-	0.000%
Debt issued	265,527	5.982%	81,977	4.600%	-	0.000%
Debt assumed	-	0.000%	78,794	5.867%	90,120	4.819%
Debt extinguished	(47,502)	7.414%	(150,982)	5.924%	-	0.000%
Principal payments	(13,767)	7.640%	(4,205)	4.388%	(3,982)	5.556%
Ending balance	$298,492	5.998%	$172,862	5.265%	$259,000	5.105%

Monthly averages	$205,549	6.309%	$242,123	5.663%	$234,392	5.141%

Depreciation and amortization increased primarily as a result of new property acquisitions and the conversions of newly constructed investment properties. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

Transaction costs for the year ended December 31, 2011 primarily represent costs incurred with the Genesis transaction (including due diligence costs, fees for legal and valuation services, and termination of pre-existing relationships computed based on the fair value of the assets acquired), lease termination fees and costs incurred in connection with other new property acquisitions.

During the year ended December 31, 2011, we sold 39 seniors housing triple-net properties for net gains of $59,108,000 as compared to 31 properties for net gains of $36,274,000 in 2010 and 21 properties for net gains of $32,084,000 in 2009.  At December 31, 2011, we had one seniors housing triple-net facility that satisfied the requirements for held for sale treatment.  We recognized an impairment loss of $1,102,000 on certain facilities as the fair value less estimated costs to sell exceeded our carrying value. The following illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at December 31, 2011 as discontinued operations for the periods presented.  Please refer to Note 5 to our consolidated financial statements for further discussion.

	Year Ended December 31,
	2009	2010	2011

Rental income	$49,459	$35,198	$9,713
Expenses:
Interest expense	9,743	7,331	2,068
Provision for depreciation	18,548	12,651	2,696
Income (loss) from discontinued operations, net	$21,168	$15,216	$4,949

     We recorded $23,261,000 of provision for loan losses during the year ended December 31, 2009. This amount includes the write-off of loans totaling $25,578,000 primarily relating to certain early stage seniors housing operators offset by a net reduction in the allowance for loan losses of $2,457,000.  We recorded $29,684,000 of provision for loan losses during the year ended December 31, 2010. This amount includes the write-off of loans totaling $33,591,000 primarily related to certain early stage seniors housing and CCRC development projects.  This was offset by a net reduction of the allowance balance by $3,907,000.  We did not record any provision for loan loss or have any loan write-offs for seniors housing triple-net investments during the year ended December 31, 2011. The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed in “Critical Accounting Policies.”

     During the year ended December 31, 2011 a portion of our seniors housing triple-net properties were formed through partnership interests. Net income attributable to noncontrolling interests for the year ended December 31, 2011 represents our partners share of net income (loss) relating to those properties. In connection with a seniors housing triple-net partnership, we also acquired a minority interest in a separate unconsolidated entity. This investment is reflected as an investment in unconsolidated entities on our consolidated balance sheet. Accordingly, our proportionate share of net income (loss) is reflected as income (loss) from unconsolidated entities on our consolidated income statement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating

As discussed in Note 3 to our consolidated financial statements, we completed the acquisition of three additional seniors housing operating partnerships and added certain properties to existing partnerships during the year ended December 31, 2011. The results of operations for these partnerships have been included in our consolidated results of operations from the dates of acquisition. The seniors housing operating partnerships were formed using the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”).  When considering new partnerships utilizing the RIDEA structure, we look for opportunities with best-in-class operators with a strong seasoned leadership team, high-quality real estate in attractive markets, growth potential above the standard rent escalators in our triple-net lease seniors housing portfolio, and alignment of economic interests with our operating partner.  Our seniors housing operating partnerships offer us the opportunity for external growth because we have the right to fund future seniors housing investment opportunities sourced by our operating partners. There were no seniors housing operating segment investments prior to September 1, 2010.  The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Year Ended		One Year Change
	December 31,	December 31,
	2010	2011	$	%
Revenues:
Resident fees and services	$51,006	$456,085	$405,079	794%
Expenses:
Interest expense	7,794	46,342	38,548	495%
Property operating expenses	32,621	314,142	281,521	863%
Depreciation and amortization	15,504	138,192	122,688	791%
Transaction costs	20,936	36,328	15,392	74%
Loss (gain) on extinguishment of debt	-	(979)	(979)	n/a
	76,855	534,025	457,170	595%
Income from continuing operations before income from unconsolidated entities	(25,849)	(77,940)	(52,091)	202%
Income tax expense	(229)	-	229	n/a
Income from unconsolidated entities	-	(1,531)	(1,531)	n/a
Net income	(26,078)	(79,471)	(53,393)	205%
Less: Net income attributable to noncontrolling interests	(1,656)	(6,006)	(4,350)	263%
Net income attributable to common stockholders	$(24,422)	$(73,465)	$(49,043)	201%

     The fluctuation in revenues, expenses and other items is primarily due to the timing of transactions.  Amounts for the year ended December 31, 2010 primarily represent four months of activity for our original Merrill Gardens partnership.  Amounts for the year ended December 31, 2011 represent a full year of activity for the original Merrill Gardens partnership plus amounts related to all subsequent RIDEA partnerships.  Please refer to Note 3 to our consolidated financial statements for additional information.  The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

	Year Ended		Year Ended
	December 31, 2010		December 31, 2011
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$-	0.000%	$487,706	5.939%
Debt transferred	131,214	6.100%	-	0.000%
Debt issued	75,179	6.386%	114,903	5.779%
Debt assumed	318,125	5.855%	780,955	4.269%
Debt extinguished	(35,017)	6.723%	(55,317)	5.949%
Principal payments	(1,795)	6.165%	(9,648)	5.474%
Ending balance	$487,706	5.939%	$1,318,599	4.665%

Monthly averages	$350,259	5.957%	$969,265	5.679%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Medical Facilities

The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2009	2010	$	%	2011	$	%	$	%
Revenues:
Rental income	$165,965	$210,484	$44,519	27%	$300,095	$89,611	43%	$134,130	81%
Interest income	4,940	4,679	(261)	-5%	7,002	2,323	50%	2,062	42%
Other income	1,309	985	(324)	-25%	3,985	3,000	305%	2,676	204%
	172,214	216,148	43,934	26%	311,082	94,934	44%	138,868	81%
Expenses:
Interest expense	17,411	22,593	5,182	30%	29,931	7,338	32%	12,520	72%
Property operating expenses	42,501	46,673	4,172	10%	65,334	18,661	40%	22,833	54%
Depreciation and amortization	57,941	72,896	14,955	26%	104,589	31,693	43%	46,648	81%
Transaction costs	-	5,112	5,112	n/a	5,903	791	n/a	5,903	n/a
Loss (gain) on extinguishment of debt	3,781	1,308	(2,473)	-65%	-	(1,308)	-100%	(3,781)	-100%
Provision for loan losses	-	-	-	n/a	2,010	2,010	n/a	2,010	n/a
	121,634	148,582	26,948	22%	207,767	59,185	40%	86,133	71%
Income from continuing operations before income taxes and income from unconsolidated entities	50,580	67,566	16,986	34%	103,315	35,749	53%	52,735	104%
Income tax expense	(233)	(77)	156	-67%	(361)	(284)	369%	(128)	55%
Income from unconsolidated entities	-	6,673	6,673	n/a	7,312	639	n/a	7,312	n/a
Income from continuing operations	50,347	74,162	23,815	47%	110,266	36,104	49%	59,919	119%
Discontinued operations:
Gain (loss) on sales of properties	11,310	(159)	(11,469)	n/a	2,052	2,211	-1391%	(9,258)	-82%
Impairment of assets	(25,223)	(947)	24,276	-96%	(11,091)	(10,144)	1071%	14,132	-56%
Income (loss) from discontinued operations, net	8,577	(2,412)	(10,989)	n/a	(2,009)	403	-17%	(10,586)	-123%
Discontinued operations, net	(5,336)	(3,518)	1,818	-34%	(11,048)	(7,530)	214%	(5,712)	107%
Net income (loss)	45,011	70,644	25,633	57%	99,218	28,574	40%	54,207	120%
Less: Net income (loss) attributable to noncontrolling interests	(342)	2,031	2,373	n/a	894	(1,137)	-56%	1,236	-361%
Net income (loss) attributable to common stockholders	$45,353	$68,613	$23,260	51%	$98,324	$29,711	43%	$52,971	117%

The increase in rental income is primarily attributable to the acquisitions of new properties and the construction conversions of medical facilities from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended December 31, 2011, our consolidated medical office building portfolio signed 55,562 square feet of new leases and 103,954 square feet of renewals.  The weighted average term of these leases was five years, with a rate of $23.06 per square foot and tenant improvement and lease commission costs of $10.53 per square foot.  Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CPI to 3%.  For the three months ended December 31, 2011, we had no lease renewals but we had two leases with rental rate increasers ranging from 0.25% to 0.50% in our hospital portfolio.

Interest income decreased from the prior period primarily due to a decline in outstanding balances for medical facility real estate loans.  Other income is attributable to third party management fee income.

Interest expense for the years ended December 31, 2011, 2010 and 2009 represents $31,467,000, $24,926,000 and $20,584,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations.  The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our medical facilities secured debt principal activity (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2010		December 31, 2011
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$354,146	5.799%	$314,065	5.677%	$463,477	5.286%
Debt assumed	-	0.000%	167,737	6.637%	69,779	5.921%
Debt extinguished	(34,213)	6.933%	(8,494)	6.045%	-	0.000%
Principal payments	(5,868)	5.721%	(9,831)	6.279%	(13,190)	6.208%
Ending balance	$314,065	5.677%	$463,477	5.286%	$520,066	5.981%

Monthly averages	$341,103	5.764%	$458,196	5.961%	$489,923	6.179%

The increase in property operating expenses and depreciation and amortization is primarily attributable to acquisitions and construction conversions of new medical facilities for which we incur certain property operating expenses offset by property operating expenses associated with discontinued operations.

Transaction costs for the year ended December 31, 2011 represent costs incurred in connection with the acquisition of new properties.  Income tax expense is primarily related to third party management fee income.

We recorded $2,010,000 of provision for loan losses during the year ended December 31, 2011.  This amount includes the write-off of a loan totaling $3,286,000 primarily relating to a medical facility loan offset by a net reduction in the allowance for loan loss $1,276,000, resulting in an allowance for loan losses of $0 at December 31, 2011.

Income from unconsolidated entities for the year ended December 30, 2010 and 2011 includes our share of net income related to our joint venture investment with Forest City Enterprises.  Income from unconsolidated entities for the year ended December 31, 2011 also includes our share of net income related to certain unconsolidated property investments related to our strategic joint venture relationship with a national medical office building company.  See Note 7 to our consolidated financial statements for additional information.  The following is a summary of our pro rata net income from these investments for the year ended December 31, 2011 (in thousands):

	Year Ended December 31,		One Year Change
	2010	2011	$	%
Revenues	$19,756	$23,626	$3,870	20%
Operating expenses	5,751	6,945	1,194	21%
Net operating income	14,005	16,681	2,676	19%
Depreciation and amortization	4,646	6,156	1,510	33%
Interest expense	4,228	5,829	1,601	38%
Loss on extinguishment of debt	-	355	355	n/a
Asset management fee	748	870	122	16%
Net income	$4,383	$3,471	$(912)	-21%

During the year ended December 31, 2009, we sold 15 medical facilities for net gains of $11,310,000.  At December 31, 2009, we had eight medical facilities held for sale and recorded an impairment charge of $25,223,000 to reduce the properties to their estimated fair values less costs to sell.  In determining the fair value of the held for sale properties, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

operating income and published capitalization rates.  During the three months ended September 30, 2010, we recorded an impairment charge of $947,000 related to two of the held for sale medical facilities to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations.  During the year ended December 31, 2010, we sold seven of the held for sale medical facilities for net losses of $159,000.  At December 31, 2010, we had one medical facility held for sale. During the year ended December 31, 2011, we sold three medical facilities for net gains of $2,052,000.  At December 31, 2011, we had five medical facilities held for sale and we recorded an impairment charge of $6,791,000 to reduce the carrying values of certain properties to their estimated fair values less costs to sell.  The following illustrates the reclassification impact as a result of classifying medical facilities sold prior to or held for sale at December 31, 2011 as discontinued operations for the periods presented.  Please refer to Note 5 to our consolidated financial statements for further discussion.

	Year Ended December 31,
	2009	2010	2011

Rental income	$15,837	$10,022	$6,421
Other income	8,059	-	-
Expenses:
Interest expense	3,173	2,333	1,536
Property operating expenses	6,464	7,171	4,394
Provision for depreciation	5,682	2,930	2,503
Income (loss) from discontinued operations, net	$8,577	$(2,412)	$(2,012)

     Net income attributable to non-controlling interests primarily relates to certain properties that are consolidated in our operating results but where we have less than a 100% ownership interest.

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31, 2009	December 31, 2010	$	%	December 31, 2011	$	%	$	%
Revenues:
Other income	$1,170	$2,874	$1,704	146%	$690	$(2,184)	-76%	$(480)	-41%
Expenses:
Interest expense	76,566	113,129	36,563	48%	228,884	115,755	102%	152,318	199%
General and administrative	49,691	54,626	4,935	10%	77,201	22,575	41%	27,510	55%
Loss (gain) on extinguishments of debt	19,269	25,072	5,803	30%	-	(25,072)	-100%	(19,269)	n/a
	145,526	192,827	47,301	33%	306,085	113,258	59%	160,559	110%
Loss from continuing operations before income taxes	(144,356)	(189,953)	(45,597)	32%	(305,395)	(115,442)	61%	(161,039)	112%
Income tax expense (benefit)	672	(58)	(730)	n/a	(884)	(826)	1424%	(1,556)	-232%
Net loss	(143,684)	(190,011)	(46,327)	32%	(306,279)	(116,268)	61%	(162,595)	113%
Preferred stock dividends	22,079	21,645	(434)	-2%	60,502	38,857	180%	38,423	174%
Net loss attributable to common stockholders	$(165,763)	$(211,656)	$(45,893)	28%	$(366,781)	$(155,125)	73%	$(201,018)	121%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31, 2009	December 31, 2010	$	%	December 31, 2011	$	%	$	%

Senior unsecured notes	$106,347	$122,492	$16,145	15%	$222,559	$100,067	82%	$116,212	109%
Secured debt	265	645	380	n/a	604	(41)	-6%	339	n/a
Unsecured lines of credit	4,629	3,974	(655)	-14%	7,917	3,943	99%	3,288	71%
Capitalized interest	(41,170)	(20,792)	20,378	-49%	(13,164)	7,628	-37%	28,006	-68%
Interest SWAP savings	(161)	(161)	-	0%	(161)	-	0%	-	0%
Loan expense	6,656	6,971	315	5%	11,129	4,158	60%	4,473	67%
Totals	$76,566	$113,129	$36,563	48%	$228,884	$115,755	102%	$152,318	199%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments.  The following is a summary of our senior unsecured note principal activity (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2010		December 31, 2011
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$1,845,000	5.782%	$1,661,853	5.557%	$3,064,930	5.129%
Debt issued	-	0.000%	1,844,403	4.653%	1,400,000	5.143%
Debt extinguished(1)	(183,147)	7.823%	(441,326)	4.750%	(3)	4.750%
Ending balance	$1,661,853	5.557%	$3,064,930	5.129%	$4,464,927	5.133%

Monthly averages	$1,778,261	5.713%	$2,221,056	5.263%	$4,141,853	5.133%

(1) We recognized losses of $19,269,000, $25,072,000 and $0 in connection with the extinguishments for the years ended December 31, 2009, 2010 and 2011, respectively.

     We capitalize certain interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balances outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized.  Please see Note 11 to our consolidated financial statements for a discussion of our interest rate swap agreements and their impact on interest expense.  Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense is consistent for all years presented.  During the three months ended September 30, 2009, we completed a $10,750,000 first mortgage loan secured by a commercial real estate campus.  The 10-year debt has a fixed interest rate of 6.37%.  The change in interest expense on the unsecured line of credit arrangements is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  The following is a summary of our unsecured line of credit arrangements (dollars in thousands):

	Year Ended December 31,
	2009	2010	2011
Balance outstanding at year end	$140,000	$300,000	$610,000
Maximum amount outstanding at any month end	$559,000	$560,000	$710,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$241,463	$268,762	$240,104
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.92%	1.48%	1.51%

     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the years ended December 31, 2011, 2010 and 2009 were 5.37%, 7.78% and 8.33%, respectively.  The increase in general and administrative expenses is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.  The decline in percent of revenue is primarily related to the increasing revenue base as a result of our seniors housing operating partnerships.

     The change in preferred dividends is primarily attributable to preferred stock conversions into common stock. The following is a summary of our preferred stock activity (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2010		December 31, 2011
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	11,516,302	7.696%	11,474,093	7.697%	11,349,854	7.663%
Shares issued	-	0.000%	349,854	6.000%	14,375,000	6.500%
Shares redeemed	-	0.000%	(5,513)	7.500%	-	0.000%
Shares converted	(42,209)	7.478%	(468,580)	7.262%	-	0.000%
Ending balance	11,474,093	7.697%	11,349,854	7.663%	25,724,854	7.013%

Monthly averages	11,482,557	7.697%	11,321,886	7.699%	22,407,546	7.089%

Non-GAAP Financial Measures

     We believe that net income, as defined by U.S. GAAP, is the most appropriate earnings measurement. However, we consider FFO to be a useful supplemental measure of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation from net income. FFO, as defined by NAREIT, means net income, computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate and impairment of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated entities.

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

     The table below reflects the reconciliation of FFO to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization include provisions for depreciation and amortization from discontinued operations. Noncontrolling interest amounts represent the noncontrolling interests’ share of

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

transaction costs and depreciation and amortization.  Unconsolidated entity amounts represent our share of unconsolidated entities’ depreciation and amortization.  Amounts are in thousands except for per share data.

	Year Ended December 31,
FFO Reconciliation:	2009	2010	2011
Net income attributable to common stockholders	$171,190	$106,882	$157,108
Depreciation and amortization	164,923	202,543	423,605
Impairment of assets	25,223	947	12,194
Loss (gain) on sales of properties	(43,394)	(36,115)	(61,160)
Noncontrolling interests	(965)	(2,749)	(18,557)
Unconsolidated entities	-	8,514	11,712
Funds from operations	$316,977	$280,022	$524,902

Average common shares outstanding:
Basic	114,207	127,656	173,741
Diluted	114,612	128,208	174,401

Per share data:
Net income attributable to common stockholders
Basic	$1.50	$0.84	$0.90
Diluted	1.49	0.83	0.90

Funds from operations
Basic	$2.78	$2.19	$3.02
Diluted	2.77	2.18	3.01

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Year Ended December 31,
Adjusted EBITDA Reconciliation:	2009	2010	2011
Net income	$192,927	$128,884	$212,716
Interest expense	109,772	160,960	321,998
Income tax expense (benefit)	168	364	1,388
Depreciation and amortization	164,923	202,543	423,605
Stock-based compensation expense	9,633	11,823	10,786
Provision for loan losses	23,261	29,684	2,010
Loss (gain) on extinguishment of debt	25,107	34,171	(979)
Adjusted EBITDA	$525,791	$568,429	$971,524

Adjusted Interest Coverage Ratio:
Interest expense	$109,772	$160,960	$321,998
Capitalized interest	41,170	20,792	13,164
Non-cash interest expense	(11,898)	(13,945)	(13,905)
Total interest	139,044	167,807	321,257
Adjusted EBITDA	$525,791	$568,429	$971,524
Adjusted interest coverage ratio	3.78x	3.39x	3.02x

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$109,772	$160,960	$321,998
Capitalized interest	41,170	20,792	13,164
Non-cash interest expense	(11,898)	(13,945)	(13,905)
Secured debt principal payments	9,292	16,652	27,804
Preferred dividends	22,079	21,645	60,502
Total fixed charges	170,415	206,104	409,563
Adjusted EBITDA	$525,791	$568,429	$971,524
Adjusted fixed charge coverage ratio	3.09x	2.76x	2.37x

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI for the periods presented. All amounts include amounts from discontinued operations, if applicable. Our share of revenues and expenses from unconsolidated entities are included in medical facilities. Amounts are in thousands.

	Year Ended December 31,
NOI Reconciliation:	2009	2010	2011
Total revenues:
Seniors housing triple-net:
Rental income:
Seniors housing triple-net	$190,684	$220,383	$306,810
Skilled nursing/post-acute	167,426	162,521	315,520
Sub-total	358,110	382,904	622,330
Interest income	35,944	36,176	34,068
Other income	5,308	3,386	6,620
Total seniors housing triple-net	399,362	422,466	663,018
Seniors housing operating:
Resident fees and services	-	51,006	456,085
Medical facilities:
Rental income
Hospitals	44,967	50,071	70,022
Medical office buildings	136,834	170,435	241,159
Life science buildings	-	34,002	43,429
Sub-total	181,801	254,508	354,610
Interest income	4,941	4,679	7,002
Other income	9,369	985	3,985
Total medical facilities revenues	196,111	260,172	365,597
Corporate other income	1,170	2,874	690
Total revenues	596,643	736,518	1,485,390
Property operating expenses:
Seniors housing operating	-	32,621	314,142
Medical facilities:
Hospitals	-	1,753	1,871
Medical office buildings	48,965	52,091	69,021
Life science buildings	-	9,707	13,151
Sub-total	48,965	63,551	84,043
Total property operating expenses	48,965	96,172	398,185
Net operating income:
Seniors housing triple-net	399,362	422,466	663,018
Seniors housing operating	-	18,385	141,943
Medical facilities	147,146	196,621	281,554
Non-segment/corporate	1,170	2,874	690
Net operating income	$547,678	$640,346	$1,087,205

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 1 of our audited consolidated financial statements for further information on significant accounting policies that impact us. There were no material changes to these policies in 2011.

The following table presents information about our critical accounting policies, as well as the material assumptions used to develop each estimate:

Nature of Critical Accounting Estimate	Assumptions/Approach Used

Principles of Consolidation

The consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of joint venture entities in which we own a majority voting interest with the ability to control operations and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests.  In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation.

We make judgments about which entities are VIEs based on an assessment of whether (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We make judgments with respect to our level of influence or control of an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, our ability to direct the activities that most significantly impact the entity's economic performance, our form of ownership interest, our representation on the entity's governing body, the size and seniority of our investment, our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity, if applicable. Our ability to correctly assess our influence or control over an entity at inception of our involvement or on a continuous basis when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. If we perform a primary beneficiary analysis at a date other than at inception of the variable interest entity, our assumptions may be different and may result in the identification of a different primary beneficiary.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nature of Critical Accounting Estimate	Assumptions/Approach Used

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

During the year ended December 31, 2011, we sold 42 properties, for net gains of $61,160,000.  At December 31, 2011, we had five medical facilities and one seniors housing triple-net facility that satisfied the requirements for held for sale treatment. During the twelve months ended December 31, 2011, we recorded impairment charges of $12,194,000 related to certain held for sale properties to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations.

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

As a result of our quarterly evaluations, we recorded $2,010,000 of provision for loan losses during the year ended December 31, 2011. This amount includes the write-off of loans totaling $3,286,000 primarily related to a hospital.  This was offset by a net reduction of the allowance balance by $1,276,000, resulting in an allowance for loan losses of $0 relating to real estate loans with outstanding balances of $6,244,000, all of which were on non-accrual status at December 31, 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nature of Critical Accounting Estimate	Assumptions/Approach Used

Revenue Recognition

Revenue is recorded in accordance with U.S. GAAP, which requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. If the collectability of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risk. Substantially all of our operating leases contain fixed and/or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.  We recognize resident fees and services, other than move in fees, monthly as services are provided.  Move in fees and related costs are recognized on a straight-line basis over the term of the applicable lease agreement.  Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

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

For the year ended December 31, 2011, we recognized $41,070,000 of interest income, $456,085,000 of resident fees and services, and $928,846,000 of rental income, including discontinued operations. For the year ended December 31, 2011, cash receipts on leases with deferred revenue provisions equaled $9,490,000 as compared to gross straight-line rental income recognized of $41,068,000. At December 31, 2011, our straight-line receivable balance was $119,555,000, net of reserves totaling $265,000. Also at December 31, 2011, we had real estate loans with outstanding balances of $6,244,000 on non-accrual status.

Fair Value of Derivative Instruments

The valuation of derivative instruments is accounted for in accordance with U.S. GAAP, which requires companies to record derivatives at fair market value on the balance sheet as assets or liabilities.

The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing pricing models that consider forward yield curves and discount rates. Such amounts and their recognition are subject to significant estimates which may change in the future. At December 31, 2011, we participated in eight interest rate swap agreements which are reported at their fair value of $2,854,000 in other liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nature of Critical Accounting Estimate	Assumptions/Approach Used

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

We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the relative fair value of each component. The most significant components of our allocations are typically the allocation of fair value to the buildings as-if-vacant, land and in-place leases. In the case of the fair value of buildings and the allocation of value to land and other intangibles, our estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases

We compute depreciation and amortization on our properties using the straight-line method based on their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. Lives for intangibles are based on the remaining term of the underlying leases.  For the year ended December 31, 2011, we recorded $261,960,000, $62,789,000 and $98,856,000 as provisions for depreciation and amortization relating to buildings, improvements and intangibles, respectively, including amounts reclassified as discontinued operations. The average useful life of our buildings, improvements and intangibles was 38.5 years, 11.8 years and 2.7 years, respectively, for the year ended December 31, 2011.

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

          A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, equity or repaid by the sale of assets. To illustrate the impact of changes in the interest rate markets, we performed a sensitivity analysis on our fixed rate debt instruments whereby we modeled the change in net present values arising from a hypothetical 1% increase in interest rates to determine the instruments’ change in fair value. The following table summarizes the analysis performed as of the dates indicated (in thousands):

	December 31, 2011		December 31, 2010
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$4,464,927	$(342,460)	$3,064,930	$(248,884)
Secured debt	1,693,283	(82,583)	1,030,070	(51,973)
Totals	$6,158,210	$(425,043)	$4,095,000	$(300,857)

       As of December 31, 2011, we had eight interest rate swaps for a total aggregate notional amount of $135,445,000.  The swaps hedge interest payments associated with long-term LIBOR based borrowings and mature between December 31, 2012 and December 31, 2013.

       Our variable rate debt, including our unsecured line of credit arrangements, is reflected at fair value. At December 31, 2011, we had $610,000,000 outstanding related to our variable rate lines of credit and $415,101,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $10,251,000. At December 31, 2010, we had $300,000,000 outstanding related to our variable rate line of credit and $103,645,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $4,036,000.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Health Care REIT, Inc.

We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

                                    /s/  Ernst & Young LLP

Toledo, Ohio

February 17, 2012

	December 31,	December 31,
	2011	2010
Assets	(In thousands)
Real estate investments:
Real property owned:
Land and land improvements	$1,116,756	$727,050
Buildings and improvements	13,073,747	7,627,132
Acquired lease intangibles	428,199	258,079
Real property held for sale, net of accumulated depreciation	36,115	23,441
Construction in progress	189,502	356,793
Gross real property owned	14,844,319	8,992,495
Less accumulated depreciation and amortization	(1,194,476)	(836,966)
Net real property owned	13,649,843	8,155,529
Real estate loans receivable:
Real estate loans receivable	292,507	436,580
Less allowance for losses on loans receivable	-	(1,276)
Net real estate loans receivable	292,507	435,304
Net real estate investments	13,942,350	8,590,833
Other assets:
Investments in unconsolidated entities	241,722	237,107
Goodwill	68,321	51,207
Deferred loan expenses	58,584	32,960
Cash and cash equivalents	163,482	131,570
Restricted cash	69,620	79,069
Receivables and other assets	380,527	328,988
Total other assets	982,256	860,901
Total assets	$14,924,606	$9,451,734

Liabilities and equity
Liabilities:
Borrowings under unsecured line of credit arrangements	$610,000	$300,000
Senior unsecured notes	4,434,107	3,034,949
Secured debt	2,112,649	1,125,906
Capital lease obligations	83,996	8,881
Accrued expenses and other liabilities	371,557	244,345
Total liabilities	7,612,309	4,714,081

Redeemable noncontrolling interests	33,650	4,553

Equity:
Preferred stock	1,010,417	291,667
Common stock	192,299	147,155
Capital in excess of par value	7,019,714	4,932,468
Treasury stock	(13,535)	(11,352)
Cumulative net income	1,893,806	1,676,196
Cumulative dividends	(2,972,129)	(2,427,881)
Accumulated other comprehensive income (loss)	(11,928)	(11,099)
Other equity	6,120	5,697
Total Health Care REIT, Inc. stockholders’ equity	7,124,764	4,602,851
Noncontrolling interests	153,883	130,249
Total equity	7,278,647	4,733,100
Total liabilities and equity	$14,924,606	$9,451,734

See accompanying notes

	Year Ended December 31,
	2011	2010	2009

Revenues:
Rental income	$912,712	$558,191	$474,615
Resident fees and services	456,085	51,006	-
Interest income	41,070	40,855	40,885
Other income	11,295	7,245	7,788
Total revenues	1,421,162	657,297	523,288
Expenses:
Interest expense	318,395	151,296	96,856
Property operating expenses	379,476	79,293	42,501
Depreciation and amortization	418,406	186,963	140,692
General and administrative	77,201	54,626	49,691
Transaction costs	70,224	46,660	-
Loss (gain) on extinguishment of debt	(979)	34,171	25,107
Provision for loan losses	2,010	29,684	23,261
Total expenses	1,264,733	582,693	378,108
Income from continuing operations before income taxes
and income from unconsolidated entities	156,429	74,604	145,180
Income tax (expense) benefit	(1,388)	(364)	(168)
Income from unconsolidated entities	5,772	6,673	-
Income from continuing operations	160,813	80,913	145,012
Discontinued operations:
Gain (loss) on sales of properties	61,160	36,115	43,394
Impairment of assets	(12,194)	(947)	(25,223)
Income (loss) from discontinued operations, net	2,937	12,803	29,744
Discontinued operations, net	51,903	47,971	47,915
Net income	212,716	128,884	192,927
Less: Preferred stock dividends	60,502	21,645	22,079
Net income (loss) attributable to noncontrolling interests(1)	(4,894)	357	(342)
Net income attributable to common stockholders	$157,108	$106,882	$171,190

Average number of common shares outstanding:
Basic	173,741	127,656	114,207
Diluted	174,401	128,208	114,612

Earnings per share:
Basic:
Income from continuing operations
attributable to common stockholders	$0.61	$0.46	$1.08
Discontinued operations, net	0.30	0.38	0.42
Net income attributable to common stockholders*	$0.90	$0.84	$1.50

Diluted:
Income from continuing operations
attributable to common stockholders	$0.60	$0.46	$1.08
Discontinued operations, net	0.30	0.37	0.42
Net income attributable to common stockholders*	$0.90	$0.83	$1.49

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests

See accompanying notes

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(in thousands)							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total
Balances at December 31, 2008	$289,929	104,635	3,204,690	(5,145)	1,354,400	(1,723,819)	(1,113)	4,105	10,603	$3,238,285
Comprehensive income:
Net income					193,269				(342)	192,927
Other comprehensive income:
Unrealized gain (loss) on equity investments							487			487
Unrecognized SERP actuarial gain (loss)							277			277
Cash flow hedge activity							(2,542)			(2,542)
Total comprehensive income										191,149
Contributions by noncontrolling interests									2,255	2,255
Distributions to noncontrolling interests									(2,104)	(2,104)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		1,751	66,690	(2,474)				(930)		65,037
Net proceeds from sale of common stock		16,969	628,070							645,039
Conversion of preferred stock	(1,246)	30	1,216							-
Option compensation expense								1,629		1,629
Cash dividends paid:
Common stock cash dividends						(311,760)				(311,760)
Preferred stock cash dividends						(22,079)				(22,079)
Balances at December 31, 2009	288,683	123,385	3,900,666	(7,619)	1,547,669	(2,057,658)	(2,891)	4,804	10,412	3,807,451
Comprehensive income:
Net income					128,527				357	128,884
Other comprehensive income:
Unrealized gain (loss) on equity investments							54			54
Unrecognized SERP actuarial gain (loss)							(199)			(199)
Cash flow hedge activity							(8,063)			(8,063)
Total comprehensive income										120,676
Contributions by noncontrolling interests			43,640						122,781	166,421
Distributions to noncontrolling interests									(3,301)	(3,301)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		2,300	97,696	(3,733)				(741)		95,522
Net proceeds from sale of common stock		21,131	884,255							905,386
Equity component of convertible debt			(9,689)							(9,689)
Equity consideration in business combinations	16,667		2,721							19,388
Redemption of preferred stock	(165)									(165)
Conversion of preferred stock	(13,518)	339	13,179							-
Option compensation expense								1,634		1,634
Cash dividends paid:
Common stock cash dividends						(348,578)				(348,578)
Preferred stock cash dividends						(21,645)				(21,645)
Balances at December 31, 2010	291,667	147,155	4,932,468	(11,352)	1,676,196	(2,427,881)	(11,099)	5,697	130,249	4,733,100
Comprehensive income:
Net income					217,610				(3,591)	214,019
Other comprehensive income:
Unrealized gain (loss) on equity investments							(122)			(122)
Unrecognized SERP actuarial gain (loss)							(2,115)			(2,115)
Cash flow hedge activity							1,408			1,408
Total comprehensive income										213,190
Contributions by noncontrolling interests			6,468						65,361	71,829
Distributions to noncontrolling interests									(38,136)	(38,136)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		2,895	138,989	(2,183)				(1,494)		138,207
Net proceeds from sale of common stock		42,249	1,964,102							2,006,351
Net proceeds from sale of preferred stock	718,750		(22,313)							696,437
Option compensation expense								1,917		1,917
Cash dividends paid:
Common stock cash dividends						(483,746)				(483,746)
Preferred stock cash dividends						(60,502)				(60,502)
Balances at December 31, 2011	$1,010,417	$192,299	$7,019,714	$(13,535)	$1,893,806	$(2,972,129)	$(11,928)	$6,120	$153,883	$7,278,647

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Year Ended December 31,
	2011	2010	2009

	(In thousands)
Operating activities
Net income	$212,716	$128,884	$192,927
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	423,605	202,543	164,923
Other amortization expenses	16,851	17,169	15,412
Provision for loan losses	2,010	29,684	23,261
Impairment of assets	12,194	947	25,223
Stock-based compensation expense	10,786	11,823	9,633
Loss (gain) on extinguishment of debt	(979)	34,171	25,107
Income from unconsolidated entities	(5,772)	(6,673)	-
Rental income in excess of cash received	(31,578)	(6,594)	11,259
Amortization related to above (below) market leases, net	(2,507)	(2,856)	(1,713)
Loss (gain) on sales of properties	(61,160)	(36,115)	(43,394)
Other income less than (in excess of) cash received	-	-	(5,000)
Distributions by unconsolidated entities	6,149	-	-
Increase (decrease) in accrued expenses and other liabilities	10,653	12,293	(311)
Decrease (increase) in receivables and other assets	(4,744)	(20,535)	(36,068)
Net cash provided from (used in) operating activities	588,224	364,741	381,259

Investing activities
Investment in real property, net of cash acquired	(4,905,122)	(2,074,176)	(598,959)
Capitalized interest	(13,164)	(20,792)	(41,170)
Investment in real estate loans receivable	(51,477)	(97,265)	(74,417)
Other investments, net of payments	(22,986)	(133,894)	(22,133)
Principal collected on real estate loans receivable	188,811	43,495	111,779
Contributions to unconsolidated entities	(2,784)	(196,413)	-
Distributions by unconsolidated entities	9,135	103	-
Decrease (increase) in restricted cash	30,248	(52,124)	130,833
Proceeds from sales of real property	247,210	219,027	224,007
Net cash provided from (used in) investing activities	(4,520,129)	(2,312,039)	(270,060)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	310,000	160,000	(430,000)
Proceeds from issuance of senior unsecured notes	1,381,086	1,821,683	-
Payments to extinguish senior unsecured notes	(3)	(495,542)	(201,048)
Net proceeds from the issuance of secured debt	119,030	154,306	276,277
Payments on secured debt	(85,111)	(217,711)	(107,736)
Net proceeds from the issuance of common stock	2,137,594	995,438	704,533
Net proceeds from the issuance of preferred stock	696,437	-	-
Decrease (increase) in deferred loan expenses	(28,867)	(3,869)	(7,431)
Contributions by noncontrolling interests(1)	8,604	2,611	2,255
Distributions to noncontrolling interests(1)	(30,705)	(3,301)	(2,104)
Cash distributions to stockholders	(544,248)	(370,223)	(333,839)
Net cash provided from (used in) financing activities	3,963,817	2,043,392	(99,093)
Increase (decrease) in cash and cash equivalents	31,912	96,094	12,106
Cash and cash equivalents at beginning of period	131,570	35,476	23,370
Cash and cash equivalents at end of period	$163,482	$131,570	$35,476

Supplemental cash flow information:
Interest paid	$285,884	$156,207	$143,697
Income taxes paid	389	319	854

(1)     Includes amounts attributable to redeemable noncontrolling interests.

See accompanying notes.

CONSOLIDATED STATEMENTS OF EQUITY

HEALTH CARE REIT, INC. AND SUBSIDIARIES

1. Business

     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in seniors housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of December 31, 2011, our diversified portfolio consisted of 937 properties in 46 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

Principles of Consolidation

     The consolidated financial statements include the accounts of our wholly-owned subsidiaries and joint venture entities that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation.

     At inception of joint venture transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary.  ASC 810, Consolidations, requires enterprises to perform a qualitative approach to determining whether or not a VIE will need to be consolidated on a continuous basis. This evaluation is based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact that entity’s economic performance.

     For investments in joint ventures, we evaluate the type of rights held by the limited partner(s), which may preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership. The assessment of limited partners' rights and their impact on the presumption of control over a limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership in the limited partnership, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. We similarly evaluate the rights of managing members of limited liability companies.

Use of Estimates

     The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     Revenue is recorded in accordance with U.S. GAAP, which requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risk. Substantially all of our operating leases contain either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.  Leases in our medical office building portfolio typically include some form of operating expense reimbursement by the tenant.  Certain payments made to operators are treated as lease incentives and amortized as a reduction of revenue over the lease term.  We recognize resident fees and services, other than move in fees, monthly as services are provided.  Move in fees and related costs are recognized on a straight-line basis over the term of the applicable lease agreement.  Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

Deferred Loan Expenses

     Deferred loan expenses are costs incurred by us in connection with the issuance, assumption and amendments of debt arrangements. We amortize these costs over the term of the debt using the straight-line method, which approximates the effective interest method.

Investments in Unconsolidated Entities

     Investments in less than majority owned entities where our interests represent a general partnership interest but substantive participating rights or substantive kick-out rights have been granted to the limited partners, or where our interests do not represent the general partnership interest and we do not control the major operating and financial policies of the entity, are reported under the equity method of accounting. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity.  The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. Where we do not have the ability to exercise influence over the company, the investment is accounted for under the cost method.  These equity investments represented a minimal ownership interest in these companies.  We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.

Redeemable Noncontrolling Interests

     Certain noncontrolling interests were redeemable at fair value at December 31, 2011 and 2010. Accordingly, we record the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss and dividends or (ii) the redemption value.  In accordance with ASC 810, the redeemable noncontrolling interests were classified outside of permanent equity, as a mezzanine item, in the balance sheet.

Real Property Owned

     Real property developed by us is recorded at cost, including the capitalization of construction period interest. Expenditures for repairs and maintenance are expensed as incurred.  Property acquisitions are accounted for as business combinations where we measure the assets acquired, liabilities (including assumed debt and contingencies) and any noncontrolling interests at their fair values on the acquisition date.  The cost of real property acquired, which represents substantially all of the purchase price, is allocated to net tangible and identifiable intangible assets based on their respective fair values. These properties are depreciated on a straight-line basis over their estimated useful lives which range from 15 to 40 years for buildings and 5 to 15 years for improvements. Tangible assets primarily consist of land, buildings and improvements.  We consider costs incurred in conjunction with re-leasing properties, including tenant improvements and lease commissions, to represent the acquisition of productive assets and, accordingly, such costs are reflected as investment activities in our statement of cash flows.

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

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

health care industries. A downturn in the real estate industry could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us.

Capitalization of Construction Period Interest

     We capitalize interest costs associated with funds used to finance the construction of properties owned directly by us. The amount capitalized is based upon the balance outstanding during the construction period using the rate of interest which approximates our cost of financing. We capitalized interest costs of $13,164,000, $20,792,000, and $41,170,000 during 2011, 2010 and 2009, respectively, related to construction of real property owned by us. Our interest expense reflected in the consolidated statements of income has been reduced by the amounts capitalized.

Gain on Sale of Assets

     We recognize sales of assets only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets on our Consolidated Balance Sheets. Gains on assets sold are recognized using the full accrual method upon closing when (i) the collectability of the sales price is reasonably assured, (ii) we are not obligated to perform significant activities after the sale to earn the profit, (iii) we have received adequate initial investment from the purchaser and (iv) other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate.

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

Allowance for Losses on Loans Receivable

     The allowance for losses on loans receivable is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying collateral. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. At December 31, 2011, we had loans with outstanding balances of $6,244,000 on non-accrual status ($9,691,000 at December 31, 2010). To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to full accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding principal balance.

Goodwill

    We account for goodwill in accordance with U.S. GAAP. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount, including goodwill, exceeds the reporting unit’s fair value and the implied fair value of goodwill is less than the carrying amount of that goodwill.  We did not have any goodwill impairments for the years ended December 31, 2011 or 2010.

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

Earnings Per Share

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In September 2011, FASB issued ASU No. 2011-08, Testing for Goodwill Impairment. It allows companies the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Companies would then only proceed to the existing two step impairment test if, after assessing the totality of the events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount.  The ASU is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.  We have early adopted this ASU and applied it to our annual goodwill assessment performed on October 1, 2011.

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

3. Real Property Acquisitions and Development

Genesis Acquisition

     On April 1, 2011, we completed the acquisition of substantially all of the real estate assets (147 properties) of privately-owned Genesis HealthCare Corporation.  The total purchase price of approximately $2,483,398,000 is comprised of $2,400,000,000 of cash consideration, the fair value of capital lease obligations assumed totaling approximately $75,144,000 and approximately $8,254,000 relating to uncertain tax positions that were assumed in the transaction (see Note 18 for further discussion on such tax positions and the related indemnification received).  The total purchase price has been allocated on a preliminary basis in the amounts of $144,091,000 to land and land improvements, $2,331,053,000 to buildings and improvements and $8,254,000 to receivables and other assets.  We funded the cash consideration and other associated costs of the acquisition primarily through the proceeds of the offerings of common stock, preferred stock and senior unsecured notes completed in March 2011.  Effective April 1, 2011, we began leasing the acquired facilities to Genesis pursuant to a master lease. In addition to rent, the triple-net master lease requires Genesis to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under the ground leases. All obligations under the master lease have been guaranteed by FC-GEN Operations Investment, LLC, which was spun-off by Genesis prior to closing the acquisition. The initial term is fifteen years. Genesis has one option to renew for an additional term of fifteen years. The master lease provides that the base rent for the first year is $198,000,000 and will increase at least 1.75% but no more than 3.50% (subject to CPI changes) for each of the years two through six during the initial term and at least 1.50% but no more than 3.00% per year thereafter (subject to CPI changes).  We are recognizing rental income based on the minimum rent escalators during the initial term.  These properties are reported in our seniors housing triple-net segment.

     The following unaudited pro forma consolidated results of operations have been prepared as if the Genesis acquisition had occurred as of January 1, 2010 based on the preliminary purchase price allocations discussed above.  Amounts are in thousands, except per share data:

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010
Revenues	$1,476,769	$879,726
Income from continuing operations attributable to common stockholders	$121,317	$93,193
Income from continuing operations attributable to common stockholders per share:
Basic	$0.66	$0.60
Diluted	$0.66	$0.59

Strategic Medical Office Partnership

     On December 31, 2010, we formed a strategic partnership with a national medical office building company (“MOBJV”) whereby the partnership invested in 17 medical office properties.  We own a controlling interest in 11 properties and consolidate them.  Consolidation is based on a combination of ownership interest and control of operational decision-making authority.  We do not own a controlling interest in six properties and account for them under the equity method.  Our investment in the strategic partnership provides us access to health systems and includes development and property management resources.  The results of operations for this partnership have been included in our consolidated results of operations for 2011 and 2010 and are a component of our medical facilities segment.

     In conjunction with the formation of the partnership, we contributed $225,173,000 of cash, convertible preferred stock valued at $16,667,000, options valued at $2,721,000 and a note payable of $8,333,000 with an interest rate of 6%.  MOBJV contributed the properties to the partnership and the secured debt relating to these properties in exchange for their ownership interest in the partnership.  The partnership contains certain contingent consideration arrangements ranging from $0 to $35,008,000.  Amounts to be paid are contingent upon certain occupancy and development project performance thresholds.  Of this amount, we recognized $29,439,000 as an estimate of additional purchase consideration based on the probability amounts will be paid by the expiration date of the commitments.  Of the amount recognized, $12,500,000 is required to be settled in the Company’s common stock upon the achievement of certain performance thresholds.  The total purchase price for the assets acquired by the partnership has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with the Company’s accounting policies. Goodwill represents the estimated fair value of the future development pipeline expected to be generated. Cash flows from this future pipeline are expected to come from development activities and the ability to perform the management functions at the assets after the properties are developed.  The noncontrolling interest relating to the properties is also reflected at estimated fair value.  The weighted average useful life of the acquired intangibles was 26.2 years.  The following table presents the final allocation of the purchase price to assets and liabilities assumed, based on their estimated fair values (in thousands):

Land and land improvements	$10,240
Buildings and improvements	170,886
Acquired lease intangibles	41,519
Investment in unconsolidated entity	21,321
Goodwill	68,321
Other acquired intangibles	36,439
Cash and cash equivalents	3,873
Restricted cash	107
Receivables and other assets	5,390
Total assets acquired	358,096
Secured debt	61,664
Below market lease intangibles	4,188
Accrued expenses and other liabilities	36,835
Total liabilities assumed	102,687
Redeemable noncontrolling interests	10,848
Preferred stock	16,667
Capital in excess of par	2,721
Net assets acquired	$225,173

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seniors Housing Operating Partnerships

    Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), for taxable years beginning after July 30, 2008, we may lease “qualified health care properties” on an arm’s-length basis to our taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor (“EIK”). A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. The “qualified health care properties” are operated by an EIK under a management agreement.  The lease agreement required under RIDEA between us and our TRS is eliminated for accounting purposes in consolidation.

     During 2010, we entered into two partnerships that were structured under RIDEA, and during 2011, we entered into three additional partnerships that were structured under RIDEA and added certain properties to existing RIDEA structured investments. Resident level rents and related operating expenses for these facilities are reported in the consolidated financial statements and are subject to federal taxes as the operations of such facilities are included in our TRS.  The results of all such partnerships and acquisitions have been included in our consolidated results of operations from the acquisition date and are a component of our senior housing operating segment.  Consolidation of all such partnerships is based on a combination of ownership interest and control of operational decision-making authority.  The weighted average useful life of the acquired intangibles was 2.4 years at December 31, 2011.

Merrill Gardens Partnership

     During the three months ended September 30, 2010, we completed the formation of our partnership with Merrill Gardens LLC to own and operate a portfolio of 38 combination seniors housing and care communities located primarily in West Coast markets. We own an 80% partnership interest and Merrill Gardens owns the remaining 20% interest and continues to manage the communities.  The partnership owns and operates 13 communities previously owned by us and 25 communities previously owned by Merrill Gardens.

     In conjunction with the formation of the partnership, we contributed $254,885,000 of cash and the 13 properties previously owned by us, and the partnership assumed the secured debt relating to these properties.  Merrill Gardens contributed the remaining 25 properties to the partnership and the secured debt relating to these properties in exchange for their 20% interest in the partnership.  The 13 properties are recorded at their historical carrying values and the noncontrolling interest was established based on such values.  The difference between the fair value of the consideration received relating to these properties and the historical allocation of the 20% noncontrolling interest was recorded in capital in excess of par value.  During December 2011, the partnership acquired nine new communities previously owned by Merrill Gardens.   In conjunction with the transaction, we contributed $163,064,000 of cash in exchange for our 80% interest and  Merrill Gardens contributed the nine communities and the secured debt relating to these properties in exchange for their 20% interest.  The total purchase price for the communities acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with our accounting policies.

Benchmark Partnership

     During March 2011, we completed the formation of our partnership with Benchmark Senior Living to own and operate a portfolio of 34 seniors housing communities located in New England. We own a 95% partnership interest and Benchmark owns the remaining 5% interest and continues to manage the communities. The 34 communities included in the partnership were previously owned by The GPT Group and Benchmark.  In conjunction with the formation of the partnership, we contributed $383,356,000 of cash. Benchmark contributed its interests in the 34 properties to the partnership and the secured debt relating to these properties in exchange for its 5% interest in the partnership. The total purchase price for the communities acquired has been allocated to the tangible and identifiable intangible assets and liabilities as well as the noncontrolling interests based upon their respective fair values in accordance with our accounting policies.

Other Partnerships

     During 2010 and 2011, in addition to the investments above, we invested through similar partnerships structured under RIDEA in nine and 21 properties, respectively.  Our ownership position in these partnerships ranges from 90% to 95% and all are consolidated by us in the financial statements.

     The following table presents the aggregated final purchase price allocations of the assets acquired and liabilities assumed for all seniors housing operating partnership transactions for the periods presented (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010
Land and land improvements	$112,350	$75,620
Buildings and improvements	1,512,764	686,911
Acquired lease intangibles	122,371	63,757
Investment in unconsolidated entities	14,960	-
Cash and cash equivalents	38,952	8,532
Restricted cash	20,699	5,899
Receivables and other assets	901	14,399
Total assets acquired	1,822,997	855,118
Secured debt	796,273	305,167
Accrued expenses and other liabilities	44,483	8,270
Total liabilities assumed	840,756	313,437
Capital in excess of par	6,017	43,641
Noncontrolling interests	69,984	107,774
Net assets acquired	$906,240	$390,266

Real Property Investment Activity

     The following is a summary of our real property investment activity for the periods presented (in thousands):

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Real property acquisitions:
Seniors housing triple-net	$3,320,664	$1,028,529	$11,650
Seniors housing operating	1,747,485	816,000	-
Medical facilities(1)	610,843	626,414	56,023
Land parcels	19,084	4,300	-
Total acquisitions	5,698,076	2,475,243	67,673
Less: Assumed debt	(961,928)	(559,508)	-
Assumed other items, net	(210,411)	(208,314)	-
Cash disbursed for acquisitions	4,525,737	1,707,421	67,673
Construction in progress additions:
Seniors housing triple-net	182,626	85,993	333,572
Medical facilities	165,593	252,594	221,760
Total construction in progress additions	348,219	338,587	555,332
Less: Capitalized interest	(13,164)	(20,320)	(40,969)
Accruals(2)	(33,451)	(11,435)	(21,466)
Cash disbursed for construction in progress	301,604	306,832	492,897
Capital improvements to existing properties	77,781	59,923	38,389
Total cash invested in real property	$4,905,122	$2,074,176	$598,959

(1)

Includes $318,608,000 relating to acquisitions of 12 medical facilities that closed in the fourth quarter of 2011.  The allocation of the purchase price consideration is preliminary and subject to change.

(2)	Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the period noted above.

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Development projects:
Seniors housing triple-net	$114,161	$273,034	$550,504
Medical facilities	355,935	162,376	183,127
Total development projects	470,096	435,410	733,631
Expansion projects	45,414	3,216	4,288
Total construction in progress conversions	$515,510	$438,626	$737,919

Transaction costs for the year ended December 31, 2011 primarily represent costs incurred with the Genesis acquisition and seniors housing operating partnerships and medical facilities purchases (including due diligence costs, fees for legal and valuation services, and termination of pre-existing relationships computed based on the fair value of the assets acquired), lease termination fees and costs incurred in connection with the new property acquisitions.

At December 31, 2011, future minimum lease payments receivable under operating leases (excluding properties in our seniors housing operating partnerships and excluding any operating expense reimbursements) are as follows (in thousands):

2012	$931,680
2013	923,885
2014	876,401
2015	846,878
2016	836,858
Thereafter	6,163,444
Totals	$10,579,146

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	December 31, 2011	December 31, 2010
Assets:
In place lease intangibles	$332,645	$182,030
Above market tenant leases	35,973	24,089
Below market ground leases	51,316	46,992
Lease commissions	8,265	4,968
Gross historical cost	428,199	258,079
Accumulated amortization	(148,380)	(49,145)
Net book value	$279,819	$208,934

Weighted-average amortization period in years	17.0	18.2

Liabilities:
Below market tenant leases	$67,284	$57,261
Above market ground leases	5,020	5,020
Gross historical cost	72,304	62,281
Accumulated amortization	(21,387)	(15,992)
Net book value	$50,917	$46,289

Weighted-average amortization period in years	12.3	14.0

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010	2009
Rental income related to above/below market tenant leases, net	$3,340	$3,829	$2,670
Property operating expenses related to above/below market ground leases, net	(1,161)	(1,049)	(1,052)
Depreciation and amortization related to in place lease intangibles and lease commissions	(98,856)	(18,298)	(9,722)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2012	$85,656	$6,108
2013	34,209	5,549
2014	17,136	5,169
2015	14,897	4,330
2016	17,801	4,129
Thereafter	110,120	25,632
Totals	$279,819	$50,917

5. Dispositions, Assets Held for Sale and Discontinued Operations

During the year ended December 31, 2009, we sold 36 properties for net gains of $43,394,000.  At December 31, 2009, we had two skilled nursing facilities and eight medical facilities held for sale and recorded an impairment charge of $25,223,000 to reduce the medical office buildings to their estimated fair values less costs to sell.  In determining the fair value of the held for sale properties, we used a combination of third party appraisals based on market comparable transactions, other market listings and asset quality as well as management calculations based on projected operating income and published capitalization rates.  During the year ended December 31, 2010, we sold 38 properties, including seven of the held for sale medical facilities, for net gains of $36,115,000.  At December 31, 2010, we had one medical facility and 16 seniors housing facilities that satisfied the requirements for held for sale treatment and such properties were properly recorded at the lesser of their estimated fair values less costs to sell or carrying values. During the year ended December 31, 2010, we recorded an impairment charge of $947,000 related to two of the held for sale medical facilities to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations.  During the year ended December 31, 2011, we sold 42 properties for net gains of $61,160,000.  At December 31, 2011, we had five medical facilities and one seniors housing triple-net facility that satisfied the requirements for held for sale treatment and such properties were properly recorded at the lesser of their estimated fair values less costs to sell or carrying values. During the year ended December 31, 2011, we recorded an impairment charge of $12,194,000 related to certain held for sale properties to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations.  The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Real property dispositions:
Seniors housing triple-net	$150,755	$170,290	$101,155
Medical facilities	35,295	14,092	85,558
Total dispositions	186,050	184,382	186,713
Add: Gain (loss) on sales of real property	61,160	36,115	43,394
Seller financing on sales of real property	-	(1,470)	(6,100)
Proceeds from real property sales	$247,210	$219,027	$224,007

We have reclassified the income and expenses attributable to all properties sold prior to or held for sale at December 31, 2011 to discontinued operations.  Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt.  The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$16,134	$45,219	$65,296
Other income	-	-	8,059
Expenses:
Interest expense	3,604	9,664	12,916
Property operating expenses	4,394	7,172	6,464
Provision for depreciation	5,199	15,580	24,231
Income (loss) from discontinued operations, net	$2,937	$12,803	$29,744

6. Real Estate Loans Receivable

     The following is a summary of our real estate loans receivable (in thousands):

	December 31,
	2011	2010
Mortgage loans	$63,934	$109,283
Other real estate loans	228,573	327,297
Totals	$292,507	$436,580

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Year Ended
	December 31, 2011			December 31, 2010			December 31, 2009
	Seniors			Seniors			Seniors
	Housing	Medical		Housing	Medical		Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$18,541	$-	$18,541	$9,742	$41,644	$51,386	$20,036	$-	$20,036
Draws on existing loans	29,752	3,184	32,936	46,113	1,236	47,349	52,910	1,471	54,381
Sub-total	48,293	3,184	51,477	55,855	42,880	98,735	72,946	1,471	74,417
Less: Seller financing on property sales	-	-	-	-	(1,470)	(1,470)	-	-	-
Net cash advances on real estate loans	48,293	3,184	51,477	55,855	41,410	97,265	72,946	1,471	74,417
Receipts on real estate loans receivable:
Loan payoffs	162,705	2,943	165,648	5,619	6,233	11,852	61,659	32,197	93,856
Principal payments on loans	17,856	5,307	23,163	24,203	7,440	31,643	15,890	2,033	17,923
Total receipts on real estate loans	180,561	8,250	188,811	29,822	13,673	43,495	77,549	34,230	111,779
Net advances (receipts) on real estate loans	$(132,268)	$(5,066)	$(137,334)	$26,033	$27,737	$53,770	$(4,603)	$(32,759)	$(37,362)

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of the allowance for losses on loans receivable for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$1,276	$5,183	$7,500
Provision for loan losses	2,010	29,684	23,261
Charge-offs	(3,286)	(33,591)	(25,578)
Balance at end of year	$-	$1,276	$5,183

As a result of our quarterly evaluations, we recorded $2,010,000 of provision for loan losses during the year ended December 31, 2011. This amount includes the write-off of a loan in the amount of $3,286,000 related to a hospital in Texas.  This was offset by a net reduction of the allowance balance by $1,276,000, resulting in an allowance for loan losses of $0 relating to real estate loans with outstanding balances of $6,244,000, all of which were on non-accrual status at December 31, 2011.

The following is a summary of our loan impairments (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance of impaired loans at end of year	$6,244	$9,691	$67,126
Allowance for loan losses	-	1,276	5,183
Balance of impaired loans not reserved	$6,244	$8,415	$61,943
Average impaired loans for the year	$7,968	$38,409	$69,948
Interest recognized on impaired loans(1)	-	103	530

(1) Represents interest recognized prior to placement on non-accrual status.

7. Investments in Unconsolidated Entities

     During the six months ended June 30, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B).  We acquired a 49% interest in a seven-building life science campus located in University Park in Cambridge, MA, which is immediately adjacent to the campus of the Massachusetts Institute of Technology. On February 22, 2010, six buildings were purchased and the seventh was purchased on June 30, 2010.  The portfolio is 100% leased.  In connection with these transactions, we invested $174,692,000 of cash which is recorded as an investment in unconsolidated entities on the balance sheet.  Our share of the non-recourse secured debt assumed by the joint venture was approximately $156,729,000 with weighted-average interest rates of 7.1%.  The results of operations for these properties have been included in our consolidated results of operations from the date of acquisition by the joint venture and are reflected in our income statement as income from unconsolidated entities.  The aggregate remaining unamortized basis difference of our investment in this joint venture of $6,379,000 at December 31, 2011 is primarily attributable to real estate and related intangible assets and will be amortized over the life of the related properties and included in the reported amount of income from unconsolidated entities.  In addition, at December 31, 2011, we had other investments in unconsolidated entities with our ownership ranging from 10% to 50%.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Customer Concentration

     The following table summarizes certain information about our customer concentration as of December 31, 2011 (dollars in thousands):

	Number of	Total	Percent of
Concentration by investment:(1)	Properties	Investment(2)	Investment(3)
Genesis HealthCare, LLC	150	$2,466,243	18%
Merrill Gardens, LLC	48	1,132,399	8%
Benchmark Senior Living, LLC	35	883,681	6%
Brandywine Senior Living, LLC	24	719,509	5%
Senior Living Communities, LLC	12	604,079	4%
Remaining portfolio	655	8,136,439	59%
Totals	924	$13,942,350	100%

_____________________

(1)     Merrill Gardens and Benchmark are in our seniors housing operating segment whereas the other top five customers are in our seniors housing triple-net segment.

(2)     Excludes our share of investments in unconsolidated entities.  Please see Note 7 for additional information.

(3)     Investments with our top five customers comprised 32% of total investments at December 31, 2010.

9. Borrowings Under Line of Credit Arrangement and Related Items

     At December 31, 2011, we had a $2,000,000,000 unsecured line of credit arrangement with a consortium of 31 banks with an option to upsize the facility by up to an additional $500,000,000 through an accordion feature, allowing for an aggregate commitment of up to $2,500,000,000.  The revolving credit facility is scheduled to expire July 27, 2015.  Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.65% at December 31, 2011). The applicable margin is based on certain of our debt ratings and was 1.35% at December 31, 2011. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.25% at December 31, 2011.  Principal is due upon expiration of the agreement.  In addition, at December 31, 2011, we had a $5,000,000 unsecured revolving demand note outstanding and bearing interest at 1.34%.

     The following information relates to aggregate borrowings under the unsecured line of credit arrangements for the periods presented (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance outstanding at year end	$610,000	$300,000	$140,000
Maximum amount outstanding at any month end	$710,000	$560,000	$559,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$240,104	$268,762	$241,463
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.51%	1.48%	1.92%

10. Senior Unsecured Notes and Secured Debt

     We have $4,434,107,000 of senior unsecured notes with annual stated interest rates ranging from 3.00% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $4,464,927,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 11 for further discussion regarding derivative instruments.

     During the three months ended December 31, 2006, we issued $345,000,000 of 4.75% senior unsecured convertible notes due December 2026, generating net proceeds of $337,517,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 20.8833 shares per $1,000 principal amount of notes, which represents an initial conversion price of $47.89 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2011, December 1, 2016 and December 1, 2021, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. During the three months ended March 31, 2009, we extinguished

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$5,000,000 of these notes and recognized a gain of $446,000.  During the six months ended June 30, 2010, we extinguished $214,412,000 of these notes, recognized a loss of $8,837,000 and paid $18,552,000 to reacquire the equity component of convertible debt.  During the three months ended December 31, 2011, we purchased $3,000 of these notes from holders.  As of December 31, 2011, we had $125,585,000 of these notes outstanding.

In July 2007, we issued $400,000,000 of 4.75% senior unsecured convertible notes due July 2027, generating net proceeds of $388,943,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of our common stock at an initial conversion rate of 20.0000 shares per $1,000 principal amount of notes, which represents an initial conversion price of $50.00 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of July 15, 2012, July 15, 2017 and July 15, 2022, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. During the three months ended March 31, 2009, we extinguished $5,000,000 of these notes and recognized a gain of $594,000.  During the six months ended June 30, 2010, we extinguished $226,914,000 of these notes, recognized a loss of $16,235,000 and paid $21,062,000 to reacquire the equity component of convertible debt.  As of December 31, 2011, we had $168,086,000 of these notes outstanding.

     During the twelve months ended December 31, 2010, we issued $494,403,000 of 3.00% senior unsecured convertible notes due December 2029, generating net proceeds of $486,084,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 19.5064 shares per $1,000 principal amount of notes, which represents an initial conversion price of $51.27 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2014, December 1, 2019 and December 1, 2024, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. In connection with this issuance, we recognized $29,925,000 of equity component of convertible debt.

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

     We have secured debt totaling $2,112,649,000, collateralized by owned properties, with annual interest rates ranging from 1.22% to 10.00%. The carrying amounts of the secured debt represent the par value of $2,108,384,000 adjusted for any unamortized fair value adjustments.  The carrying values of the properties securing the debt totaled $4,048,469,000 at December 31, 2011. During the year ended December 31, 2009, we extinguished 20 secured debt loans totaling $81,715,000 with a weighted-average interest rate of 7.21% and recognized extinguishment losses of $5,838,000.  During the year ended December 31, 2010, we issued $157,156,000 of first mortgage loans principal with a rate of 5.45% secured by 15 properties.  During the year ended December 31, 2010, we assumed $564,657,000 of first mortgage loans principal with an average rate of 6.06% secured by 60 properties.  During the year ended December 31, 2010, we extinguished $194,493,000 of first mortgage loans principal with an average rate of 6.07% and recognized a loss of $9,099,000.  During the year ended December 31, 2011, we issued $114,903,000 of first mortgage loans principal with a rate of 5.78% secured by nine properties.  During the year ended December 31, 2011, we assumed $940,855,000 of first mortgage loans principal with an average rate of 4.85% secured by 55 properties.  During the year ended December 31, 2011, we extinguished $55,317,000 of first mortgage loans principal with an average rate of 5.95% and recognized a gain of $979,000.

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

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2011, we were in compliance with all of the covenants under our debt agreements.

At December 31, 2011, the annual principal payments due on these debt obligations are as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1)	Debt (1)	Totals
2012	$76,853	$122,359	$199,212
2013	300,000	292,735	592,735
2014	-	203,767	203,767
2015	250,000	184,378	434,378
2016	700,000	190,255	890,255
Thereafter	3,138,074	1,114,890	4,252,964
Totals	$4,464,927	$2,108,384	$6,573,311

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

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $2,016,000 of losses, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

     The following is a summary of the fair value of our derivative instruments (dollars in thousands):

	Balance Sheet	Fair Value
	Location	December 31, 2011		December 31, 2010
Cash flow hedge interest rate swaps	Other liabilities	$	$ 2,854	$	$ 482

     The following presents the impact of derivative instruments on the statement of operations and OCI for the periods presented (dollars in thousands):

		Year Ended
	Location	December 31, 2011	December 31, 2010	December 31, 2009
Gain (loss) on interest rate swap recognized in
OCI (effective portion)	n/a	$3,189	$(10,307)	$(3,513)
Gain (loss) reclassified from AOCI into
income (effective portion)	Interest expense	1,781	(2,244)	(971)
Gain (loss) recognized in income (ineffective portion
and amount excluded from effectiveness testing)	Realized loss	-	-	-

      As of December 31, 2011, we had eight interest rate swaps for a total aggregate notional amount of $135,445,000.  The swaps hedge interest payments associated with long-term LIBOR based borrowings and mature between December 31, 2012 and December 31, 2013.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

     At December 31, 2011, we had five outstanding letter of credit obligations totaling $5,515,000 and expiring between 2012 and 2014.

     At December 31, 2011, we had outstanding construction in process of $189,502,000 for leased properties and were committed to providing additional funds of approximately $282,899,000 to complete construction. At December 31, 2011, we had contingent purchase obligations totaling $57,470,000. These contingent purchase obligations relate to unfunded capital improvement obligations. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At December 31, 2011, we had operating lease obligations of $356,464,000 relating to certain ground leases and company office space. We incurred rental expense relating to company office space of $1,901,000, $1,280,000 and $1,138,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At December 31, 2011, aggregate future minimum rentals to be received under these noncancelable subleases totaled $29,558,000.

     At December 31, 2011, future minimum lease payments due under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases(1)
2012	$6,166	$7,622
2013	6,442	73,003
2014	6,502	660
2015	6,016	8,425
2016	6,002	-
Thereafter	325,336	-
Totals	$356,464	$89,710

(1) Amounts above represent principal and interest obligations under capital lease arrangements.  Related assets with a gross value of $345,815,000 and accumulated depreciation of $7,024,000 recorded in real property.

13. Stockholders’ Equity

     The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	December 31, 2011	December 31, 2010
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	25,724,854	11,349,854
Outstanding shares	25,724,854	11,349,854

Common Stock, $1.00 par value:
Authorized shares	400,000,000	225,000,000
Issued shares	192,604,918	147,381,191
Outstanding shares	192,275,248	147,097,381

     Preferred Stock.  During the year ended 2009, certain holders of our Series G Cumulative Convertible Preferred Stock converted 41,600 shares into 29,771 shares of our common stock, leaving 399,713 of such shares outstanding at December 31, 2009.  During the nine months ended September 30, 2010, certain holders of our Series G Cumulative Convertible Preferred Stock converted 394,200 shares into 282,078 shares of our common stock, leaving 5,513 of such shares outstanding, which were redeemed by us on September 30, 2010.  During the three months ended September 30, 2010, the holder of our Series E Cumulative Convertible and Redeemable Preferred Stock converted 74,380 shares into 56,935 shares of our common stock, leaving no shares outstanding at December 31, 2011.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In July 2003, we closed a public offering of 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock. These shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, are redeemable by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, effective July 9, 2008.

     In September 2004, we closed a public offering of 7,000,000 shares of 7.625% Series F Cumulative Redeemable Preferred Stock. These shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, are redeemable by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, effective September 14, 2009.

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

     During the three months ended March 31, 2011, we issued 14,375,000 of 6.50% Series I Cumulative Convertible Perpetual Preferred Stock.  These shares have a liquidation value of $50.00 per share.  Dividends are payable quarterly in arrears.  The preferred stock is not redeemable by us.  The preferred shares are convertible, at the holder’s option, into 0.8460 shares of common stock (equal to an initial conversion price of approximately $59.10).

     Common Stock. The following is a summary of our common stock issuances during the periods indicated (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

February 2009 public issuance	5,816,870	$36.85	$214,352	$210,880
September 2009 public issuance	9,200,000	40.40	371,680	356,554
2009 Dividend reinvestment plan issuances	1,499,497	37.22	55,818	55,818
2009 Equity shelf program issuances	1,952,600	40.69	79,447	77,605
2009 Option exercises	96,166	38.23	3,676	3,676
2009 Totals	18,565,133		$724,973	$704,533

September 2010 public issuance	9,200,000	$45.75	$420,900	$403,921
December 2010 public issuance	11,500,000	43.75	503,125	482,448
2010 Dividend reinvestment plan issuances	1,957,364	43.95	86,034	86,034
2010 Equity shelf program issuances	431,082	44.94	19,371	19,013
2010 Option exercises	129,054	31.17	4,022	4,022
2010 Totals	23,217,500		$1,033,452	$995,438

March 2011 public issuance	28,750,000	$49.25	$1,415,938	$1,358,543
November 2011 public issuance	12,650,000	50.00	632,500	606,595
2011 Dividend reinvestment plan issuances	2,534,707	48.44	122,794	121,846
2011 Equity shelf program issuances	848,620	50.53	42,888	41,982
2011 Option exercises	232,081	37.17	8,628	8,628
2011 Totals	45,015,408		$2,222,748	$2,137,594

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Dividends.  The following is a summary of our dividend payments (dollars in thousands, except per share amounts):

	Year Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Per Share	Amount	Per Share	Amount	Per Share	Amount

Common Stock	$2.83500	$483,746	$2.74000	$348,578	$2.72000	$311,760
Series D Preferred Stock	1.96875	7,875	1.96875	7,875	1.96875	7,875
Series E Preferred Stock	-	-	1.12500	94	1.50000	112
Series F Preferred Stock	1.90625	13,344	1.90625	13,344	1.90625	13,344
Series G Preferred Stock	-	-	1.40640	332	1.87500	748
Series H Preferred Stock	2.85840	1,000	-	-	-	-
Series I Preferred Stock	1.33159	38,283	-	-	-	-
Totals		$544,248		$370,223		$333,839

Comprehensive Income

     The following is a summary of accumulated other comprehensive income/(loss) as of the dates indicated (in thousands):

	December 31, 2011	December 31, 2010
Unrecognized gains (losses) on cash flow hedges	$(8,561)	$(9,969)
Unrecognized gains (losses) on equity investments	(619)	(497)
Unrecognized actuarial gains (losses)	(2,748)	(633)
Totals	$(11,928)	$(11,099)

     The following is a summary of comprehensive income/(loss) for the periods indicated (in thousands):

	Year Ended
	December 31,
	2011	2010	2009
Unrecognized gains (losses) on cash flow hedges	$1,408	$(8,063)	$(2,542)
Unrecognized gains (losses) on equity investments	(122)	54	487
Unrecognized actuarial gains (losses)	(2,115)	(199)	277
Total other comprehensive income (loss)	(829)	(8,208)	(1,778)
Net income attributable to controlling interests	217,610	128,527	193,269
Comprehensive income attributable to controlling interests	216,781	120,319	191,491
Net and comprehensive income (loss) attributable to noncontrolling interests(1)	(4,894)	357	(342)
Total comprehensive income	$211,887	$120,676	$191,149

(1) Includes amounts attributable to redeemable noncontrolling interests.

Other Equity

     Other equity consists of accumulated option compensation expense, which represents the amount of amortized compensation costs related to stock options awarded to employees and directors. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $1,917,000, $1,634,000 and $1,629,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

14. Stock Incentive Plans

     Our Amended and Restated 2005 Long-Term Incentive Plan authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan vested through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three years for

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-employee directors to five years for officers and key employees. Options expire ten years from the date of grant.

Valuation Assumptions

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Dividend yield	5.74%	6.28%	7.35%
Expected volatility	34.80%	34.08%	29.40%
Risk-free interest rate	2.87%	3.23%	2.33%
Expected life (in years)	7.0	7.0	7.0
Weighted-average fair value	$9.60	$7.82	$4.38

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

Option Award Activity

     The following table summarizes information about stock option activity for the twelve months ended December 31, 2011:

	Year Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
Stock Options	(000's)	Exercise Price	(000's)	Exercise Price	(000's)	Exercise Price
Options at beginning of year	1,207	$39.45	1,062	$37.71	817	$38.29
Options granted	289	49.17	280	43.29	366	37.00
Options exercised	(232)	36.92	(129)	33.58	(96)	38.22
Options terminated	(12)	43.09	(6)	37.82	(25)	44.50
Options at end of period	1,252	$42.12	1,207	$39.45	1,062	$37.71

Options exercisable at end of period	427	$39.45	440	$37.76	388	$35.85
Weighted average fair value of
options granted during the period		$9.60		$7.82		$4.38

     The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted Average	Number	Weighted	Weighted Average
	Outstanding	Average	Remaining	Exercisable	Average	Remaining
Range of Per Share Exercise Prices	(thousands)	Exercise Price	Contract Life	(thousands)	Exercise Price	Contract Life
$20-$30	20	$25.82	1.0	20	$25.82	1.0
$30-$40	390	36.75	5.9	179	36.46	4.5
$40+	842	44.99	7.5	228	42.96	6.1
Totals	1,252	$42.12	6.9	427	$39.45	5.2

Aggregate intrinsic value	$15,528,000			$6,439,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at December 31, 2011.  During the years ended December 31, 2011, 2010 and 2009, the aggregate intrinsic value of options exercised under our stock incentive plans was $3,390,000, $1,798,000 and $737,000,

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively (determined as of the date of option exercise).  Cash received from option exercises under our stock incentive plans was $8,628,000, $4,022,000 and $3,676,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was approximately $4,419,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans.  That cost is expected to be recognized over a weighted average period of 4 years.  As of December 31, 2011, there was approximately $14,410,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans.  That cost is expected to be recognized over a weighted average period of 3 years.

The following table summarizes information about non-vested stock incentive awards as of December 31, 2011 and changes for the twelve months ended December 31, 2011:

	Stock Options		Restricted Stock
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date	Shares	Grant Date
	(000's)	Fair Value	(000's)	Fair Value
Non-vested at December 31, 2010	768	$6.19	420	$41.09
Vested	(219)	6.12	(148)	41.90
Granted	289	9.60	245	49.20
Terminated	(13)	6.40	(9)	32.86
Non-vested at December 31, 2011	825	$7.40	508	$44.91

We use the Black-Scholes-Merton option pricing model to estimate the value of stock option grants and expect to continue to use this acceptable option valuation model. We recognize compensation cost for share-based grants on a straight-line basis through the date the awards become fully vested or to the retirement eligible date, if sooner. Compensation cost totaled $10,786,000, $11,823,000 and $9,633,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator for basic and diluted earnings
per share - net income attributable to
common stockholders	$157,108	$106,882	$171,190

Denominator for basic earnings per
share - weighted average shares	173,741	127,656	114,207
Effect of dilutive securities:
Employee stock options	176	125	-
Non-vested restricted shares	246	420	405
Convertible senior unsecured notes	238	7	-
Dilutive potential common shares	660	552	405
Denominator for diluted earnings per
share - adjusted weighted average shares	174,401	128,208	114,612

Basic earnings per share	$0.90	$0.84	$1.50
Diluted earnings per share	$0.90	$0.83	$1.49

The diluted earnings per share calculations exclude the dilutive effect of 0, 280,000 and 351,000 stock options for the years ended December 31, 2011, 2010 and 2009, respectively, because the exercise prices were more than the average market price. The outstanding convertible senior unsecured notes were not included in the 2009 calculations as the effect of the conversions into common stock was anti-dilutive for that period.  The Series H Cumulative Convertible and Redeemable Preferred Stock issued in 2010 was excluded from the calculations for 2010 and 2011 as the effect of the conversions was anti-dilutive.  The Series I

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative Convertible Perpetual Preferred Stock issued in 2011 was excluded from the calculations for 2011 as the effect of the conversions was anti-dilutive.

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Mortgage loans receivable	$63,934	$64,194	$109,283	$111,255
Other real estate loans receivable	228,573	231,308	327,297	333,003
Available-for-sale equity investments	980	980	1,103	1,103
Cash and cash equivalents	163,482	163,482	131,570	131,570

Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$610,000	$610,000	$300,000	$300,000
Senior unsecured notes	4,434,107	4,709,736	3,034,949	3,267,638
Secured debt	2,112,649	2,297,278	1,125,906	1,178,081
Interest rate swap agreements	2,854	2,854	482	482

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Interest rate swap agreements are valued using models that assume a hypothetical transaction to sell the asset or transfer the liability in the principal market for the asset or liability based on market data derived from interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment timing, loss severities, credit risks and default rates.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$980	$980	$-	$-
Assets held for sale(2)	36,115	-	36,115	-
Interest rate swap agreements(3)	(2,854)	-	(2,854)	-
Totals	$34,241	$980	$33,261	$-

(1) Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.
(2) Please see Note 5 for additional information.
(3) Please see Note 11 for additional information.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis.  As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include assets acquired and liabilities assumed in business combinations (see Note 3) and asset impairments (see Note 5 for impairments of real property and Note 6 for impairments of loans receivable). We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, we have determined that each of these fair value measurements generally reside within Level 3 of the fair value hierarchy. We estimate the fair value of real estate and related intangibles using the income approach and unobservable data such as net operating income and estimated capitalization and discount rates.  We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value.  We estimate the fair value of secured debt assumed in business combinations using current interest rates at which similar borrowings could be obtained on the transaction date.

17. Segment Reporting

     During the year ended December 31, 2011, we changed the name of our seniors housing and care segment to seniors housing triple-net. Additionally, we added a new seniors housing operating segment. There was no activity related to this segment prior to September 1, 2010. We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our three business segments: seniors housing triple-net, seniors housing operating and medical facilities. Our seniors housing triple-net properties include skilled nursing/post-acute facilities, assisted living facilities, independent living/continuing care retirement communities and combinations thereof. Under the seniors housing triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our seniors housing operating properties include assisted living facilities and independent living/continuing care retirement communities that are owned and/or operated through RIDEA partnership structures. Our primary medical facility properties include medical office buildings, hospitals and life science buildings. Our medical office buildings are typically leased to multiple tenants and generally require a certain level of property management. Our hospital

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investments are structured similar to our seniors housing triple-net investments. Our life science investments represent investments in an unconsolidated entity (see Note 7 for additional information).  The accounting policies of the segments are the same as those described in the summary of significant accounting policies (in Note 2 to our audited consolidated financial statements). There are no intersegment sales or transfers. We evaluate performance based upon net operating income of the combined properties in each segment. Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income.

     Summary information for the reportable segments during the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands and includes amounts from discontinued operations):

						Property	Net	Real Estate
	Rental	Resident Fees	Interest	Other	Total	Operating	Operating	Depreciation/	Interest	Total
	Income	and Services	Income	Income	Revenues	Expenses	Income(1)	Amortization	Expense	Assets
Year Ended December 31, 2011
Seniors housing triple-net	$622,330	$-	$34,068	$6,620	$663,018	$-	$663,018	$178,321	$15,306	$7,823,953
Seniors housing operating	-	456,085	-	-	456,085	314,142	141,943	138,192	46,342	3,041,238
Medical facilities(2)	306,516	-	7,002	3,985	317,503	69,728	247,775	107,092	31,467	3,795,940
Non-segment/Corporate	-	-	-	690	690	-	690	-	228,884	263,475
	$928,846	$456,085	$41,070	$11,295	$1,437,296	$383,870	$1,053,426	$423,605	$321,999	$14,924,606

Year Ended December 31, 2010
Seniors housing triple-net	$382,904	$-	$36,176	$3,386	$422,466	$-	$422,466	$111,213	$15,111	$4,756,896
Seniors housing operating	-	51,006	-	-	51,006	32,621	18,385	15,504	7,794	1,080,416
Medical facilities(2)	220,506	-	4,679	985	226,170	53,844	172,326	75,826	24,926	3,389,441
Non-segment/Corporate	-	-	-	2,874	2,874	-	2,874	-	113,129	224,981
	$603,410	$51,006	$40,855	$7,245	$702,516	$86,465	$616,051	$202,543	$160,960	$9,451,734

Year Ended December 31, 2009
Seniors housing triple-net	$358,109	$-	$35,945	$5,309	$399,363	$-	$399,363	$101,300	$12,622
Medical facilities	181,802	-	4,940	9,368	196,110	48,965	147,145	63,623	20,584
Non-segment/Corporate	-	-	-	1,170	1,170	-	1,170	-	76,567
	$539,911	$-	$40,885	$15,847	$596,643	$48,965	$547,678	$164,923	$109,773

______________________________________________

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

(2)     Excludes income and expense amounts related to our properties held in unconsolidated entities.  Please see Note 7 for additional information.

18. Income Taxes and Distributions

To qualify as a real estate investment trust for federal income tax purposes, at least 90% of taxable income (excluding 100% of net capital gains) must be distributed to stockholders. We distributed at least 100% of taxable income for the years ended December 31, 2011, 2010 and 2009.  Real estate investment trusts that do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The main differences between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, basis differences in acquisitions, differing useful lives and depreciation and amortization methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes.

Cash distributions paid to common stockholders, for federal income tax purposes, are as follows:

	Year Ended December 31,
	2011	2010	2009
Per Share:
Ordinary income	$1.1472	$0.7774	$1.9865
Return of capital	1.4227	1.7408	0.4864
Long-term capital gains	0.1059	0.0190	-
1250 gains	0.1592	0.2028	0.2471
Totals	$2.8350	$2.7400	$2.7200

At December 31, 2011, we had U.S. federal tax losses from our taxable REIT subsidiaries (“TRS”) of $7,400,000, as well as apportioned state tax losses of $14,240,000 available for carryforward. Valuation allowances have been established for these assets based upon our assessment, as it is more likely than not that such assets may not be realized. During the year ended December 31,

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011, the federal tax valuation allowance declined by $10,306,000 due to current year utilization of net operating losses.  The U.S. federal and state tax loss carryforwards expire from 2012 through 2031.

Tax expense reflected in the financial statements primarily represents federal, state and local income taxes as well as amounts related to uncertain tax positions as discussed below.  As a result of certain acquisitions, we are subject to corporate level taxes for related asset dispositions for the period December 31, 2011 through December 31, 2021 (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to (a) the excess of the fair value of the asset as of December 31, 2011 over its adjusted tax basis as of December 31, 2011, or (b) the actual amount of gain, whichever of (a) and (b) is lower. Some but not all gains recognized during this period of time could be offset by available net operating losses and capital loss carryforwards. We have not recorded a deferred tax liability as a result of the potential built-in gains tax based on our intentions with respect to such properties and available tax planning strategies.

Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), for taxable years beginning after July 30, 2008, the REIT may lease “qualified health care properties” on an arm’s-length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.” A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients.

Through December 31, 2011, we entered into five joint ventures that were structured under RIDEA.  Resident level rents and related operating expenses for these facilities are reported in the consolidated financial statements and are subject to federal taxes as the operations of such facilities are included in a TRS.  Certain net operating loss carryforwards could be utilized to offset taxable income in future years.

We apply the rules under ASC 740-10 in our Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority.

The entire balance of unrecognized tax benefits as of December 31, 2011 of $6,098,000 (exclusive of accrued interest and penalties) relates to the April 1, 2011 Genesis Acquisition discussed in further detail in Note 3 and is included in Accrued expenses and other liabilities on the consolidated balance sheet.  As a part of the Genesis Acquisition, we received a full indemnification from FC-GEN Operations Investment, LLC covering income taxes or other taxes as well as  interest and penalties relating to tax positions taken by FC-GEN Operations Investment, LLC prior to the acquisition.  Accordingly, an offsetting indemnification asset is recorded in receivables and other assets on the Consolidated Balance Sheet.  Such indemnification asset is reviewed for collectability periodically.

There were $149,000 of uncertain tax positions as of December 31, 2011 for which it is reasonably possible that the amount of unrecognized tax benefits would decrease during 2012.  Interest and penalties totaled $582,000 in expense for the year ended December 31, 2011 and were recorded as income tax expense in the consolidated statements of income with an offsetting amount recorded in other income relating to the increase in the indemnification asset. As of December 31, 2011, $2,738,000 of interest and penalties were accrued related to income taxes.

19. Retirement Arrangements

Under the retirement plan and trust (the “401(k) Plan”), eligible employees may make contributions, and we may make matching contributions and a profit sharing contribution. Our contributions to the 401(k) Plan totaled $1,558,000, $1,341,000 and $1,201,000 in 2011, 2010 and 2009, respectively.

We have a Supplemental Executive Retirement Plan (“SERP”), a non-qualified defined benefit pension plan, which provides one executive officer with supplemental deferred retirement benefits. The SERP provides an opportunity for the participant to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. Benefit payments are expected to total $2,375,000 during the next five fiscal years and $3,560,000 thereafter. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $5,623,000 at December 31, 2011 ($4,066,000 at December 31, 2010).

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the changes in the SERP’s benefit obligations for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010
Reconciliation of benefit obligation:
Obligation at January 1	$4,066	$3,287
Service cost	489	413
Interest cost	112	115
Actuarial (gain) loss	2,303	251
Settlements	(1,347)	-
Obligation at December 31	$5,623	$4,066

We contributed $1,347,000 to the plan in connection with a settlement during the year ended December 31, 2011.  The following table shows the components of net periodic benefit costs for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010
Service cost	$489	$413
Interest cost	112	115
Net actuarial (gain) loss	50	52
Net periodic benefit cost	$651	$580

The following table provides information for the SERP, which has an accumulated benefit in excess of plan assets (in thousands):

	December 31,
	2011	2010
Projected benefit obligation	$5,623	$4,066
Accumulated benefit obligation	3,307	2,938
Fair value of assets	n/a	n/a

The following table reflects the weighted-average assumptions used to determine the benefit obligations and net periodic benefit cost for the SERP:

	Benefit Obligations		Net Periodic Benefit Cost
	December 31,		Year Ended December 31,
	2011	2010	2011	2010
Discount rate	2.75%	3.50%	3.50%	3.50%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Expected long-term return on plan assets	n/a	n/a	n/a	n/a

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands, except per share data). The sum of individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of income due to rounding.

	Year Ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter(2)	4th Quarter(3)
Revenues - as reported	$255,477	$381,059	$384,786	$407,391
Discontinued operations	(4,157)	(1,675)	(1,723)	-
Revenues - as adjusted(1)	$251,320	$379,384	$383,063	$407,391
Net income (loss) attributable to common stockholders	$23,372	$69,847	$36,607	$27,282
Net income (loss) attributable to common stockholders per share:
Basic	$0.15	$0.40	$0.21	$0.15
Diluted	0.15	0.39	0.21	0.15

	Year Ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter(4)	4th Quarter
Revenues - as reported	$152,759	$163,131	$176,146	$202,456
Discontinued operations	(11,361)	(10,992)	(8,809)	(6,033)
Revenues - as adjusted(1)	$141,398	$152,139	$167,337	$196,423
Net income attributable to common stockholders	$25,812	$45,646	$(4,563)	$39,988
Net income attributable to common stockholders per share:
Basic	$0.21	$0.37	$(0.04)	$0.29
Diluted	0.21	0.37	(0.04)	0.29

(1) We have reclassified the income attributable to the properties sold prior to or held for sale at December 31, 2011 to discontinued operations. See Note 5.

(2) The decreases in net income and amounts per share are primarily attributable to gains on sales of real estate totaling $30,224,000 for the second quarter as compared to $185,000 for the third quarter.

(3) The decreases in net income and amounts per share are primarily attributable to impairment charges of $11,992,000.
(4) The decreases in net income and amounts per share are primarily attributable to provisions for loan losses ($28,918,000) and transaction costs ($18,835,000).

21. Subsequent Events

Chartwell.  On February 15, 2012, the company announced it will partner with Chartwell Seniors Housing Real Estate Investment Trust to own and operate a portfolio of 42 seniors housing and care communities located in Canada. The portfolio is being acquired for $925 million.  This transaction will be structured under RIDEA with 39 facilities owned 50% by us and 50% by Chartwell, and three facilities wholly owned by us.  Our $503 million investment will be through a combination of cash and the pro rata assumption of secured debt.  Chartwell will provide management services to the communities under an incentive-based management contract.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework.  Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2011.

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

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Health Care REIT, Inc.

We have audited Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Care REIT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Health Care REIT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 17, 2012 expressed an unqualified opinion thereon.

       /s/  Ernst & Young LLP

Toledo, Ohio

February 17, 2012

Item 9B. Other Information

     None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Executive Officers,” “Board and Committees,” “Communications with the Board” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (“Commission”) prior to April 30, 2012.

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

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2012.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the information under the headings “Board and Committees — Independence and Meetings” and “Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2012.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information under the headings “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.           Our Consolidated Financial Statements are included in Part II, Item 8:

     2.            The following Financial Statement Schedules are included in Item 15(c):

                    III – Real Estate and Accumulated Depreciation

                    IV – Mortgage Loans on Real Estate

     3.            Exhibit Index:

The information required by this item is set forth on the Exhibit Index that follows the Financial Statement Schedules to this Annual Report on Form 10-K.

(b)           Exhibits:

The exhibits listed on the Exhibit Index are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Securities Exchange Act of 1934.

(c)           Financial Statement Schedules:

Financial statement schedules are included on pages 106 through 120.

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

                                                                                                     HEALTH CARE REIT, INC.

                                                                                                                   By: /s/   George L. Chapman

                                                                                                                           Chairman, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 17, 2012, by the following person on behalf of the Company and in the capacities indicated.

/s/ William C. Ballard, Jr.**	/s/ Sharon M. Oster**
William C. Ballard, Jr., Director	Sharon M. Oster, Director

/s/ Pier C. Borra**	/s/ Jeffrey R. Otten**
Pier C. Borra, Director	Jeffrey R. Otten, Director

/s/ Thomas J. Derosa**	/s/ R. Scott Trumbull**
Thomas J. DeRosa, Director	R. Scott Trumbull, Director

/s/ Jeffrey H. Donahue**	/s/ George L. Chapman
Jeffrey H. Donahue, Director	George L. Chapman, Chairman, Chief Executive
Officer, President and Director
(Principal Executive Officer)

/s/ Peter J. Grua**	/s/ Scott A. ESTES**
Peter J. Grua, Director	Scott A. Estes, Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Fred S. Klipsch**	/s/ Paul D. Nungester, Jr.**
Fred S. Klipsch, Director	Paul D. Nungester, Jr., Senior Vice President and
Controller (Principal Accounting Officer)

/s/ Daniel A. Decker**	**By: /s/ George L. Chapman
Daniel A. Decker, Director	George L. Chapman, Attorney-in-Fact

Health Care REIT, Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built

Seniors housing triple-net:
Aboite Twp, IN	$-	$1,770	$19,930	$835	$1,770	$20,765	$668	2010	2008
Agawam, MA	-	880	16,112	2,134	880	18,246	4,690	2002	1993
Agawam, MA	-	1,230	13,618	-	1,230	13,618	299	2011	1975
Agawam, MA	-	930	15,304	-	930	15,304	326	2011	1970
Agawam, MA	-	920	10,661	-	920	10,661	239	2011	1985
Agawam, MA	-	920	10,562	-	920	10,562	236	2011	1967
Akron, OH	-	290	8,219	491	290	8,710	1,559	2005	1961
Akron, OH	-	630	7,535	184	630	7,719	1,195	2006	1915
Alexandria, VA	-	1,330	7,820	-	1,330	7,820	688	2008	1955
Alliance, OH	4,482	270	7,723	107	270	7,830	1,311	2006	1982
Amarillo, TX	-	540	7,260	-	540	7,260	1,383	2005	1986
Amelia Island, FL	-	3,290	24,310	19,131	3,290	43,441	5,335	2005	1998
Ames, IA	-	330	8,871	-	330	8,870	400	2010	1999
Anderson, SC	-	710	6,290	419	710	6,709	1,675	2003	1986
Andover, MA	-	1,310	12,647	-	1,310	12,647	292	2011	1985
Annapolis, MD	-	1,010	24,825	-	1,010	24,825	509	2011	1993
Ansted, WV	-	240	14,113	-	240	14,113	284	2011	1982
Asheboro, NC	-	290	5,032	165	290	5,197	1,194	2003	1998
Asheville, NC	-	204	3,489	-	204	3,489	1,295	1999	1999
Asheville, NC	-	280	1,955	351	280	2,306	596	2003	1992
Aspen Hill, MD	-	-	9,008	-	-	9,008	206	2011	1988
Atlanta, GA	-	460	5,540	190	460	5,730	1,156	2005	1972
Auburndale, FL	-	750	5,950	304	750	6,254	1,179	2005	1983
Aurora, CO	-	2,600	5,906	7,915	2,600	13,821	2,341	2006	2006
Aurora, CO	-	2,440	28,172	-	2,440	28,172	3,263	2006	2008
Aurora, OH	-	1,760	14,148	-	1,760	14,148	388	2011	2002
Austin, TX	10,052	730	18,970	-	730	18,970	2,421	2007	2006
Avon Lake, OH	-	790	10,421	-	790	10,421	297	2011	2001
Avon, IN	-	1,830	14,470	-	1,830	14,470	681	2010	2004
Ayer, MA	-	-	22,074	-	-	22,074	454	2011	1988
Baltic, OH	3,672	50	8,709	189	50	8,898	1,460	2006	1983
Baltimore, MD	-	1,350	14,884	-	1,350	14,884	322	2011	1993
Baltimore, MD	-	900	5,039	-	900	5,039	129	2011	1969
Barnum, MN	-	-	-	-	-	-	-	2011	2005
Bartlesville, OK	-	100	1,380	-	100	1,380	602	1996	1995
Baytown, TX	9,428	450	6,150	-	450	6,150	1,700	2002	2000
Baytown, TX	-	540	11,110	-	540	11,110	682	2009	2008
Beachwood, OH	-	1,260	23,478	-	1,260	23,478	6,529	2001	1990
Beattyville, KY	-	100	6,900	-	100	6,900	1,274	2005	1972
Bedford, NH	-	2,250	28,831	-	2,250	28,831	589	2011	1978
Bellevue, WI	-	1,740	18,260	571	1,740	18,831	2,706	2006	2004
Benbrook, TX	-	1,550	13,553	-	1,550	13,553	236	2011	2007
Bethel Park, PA	-	1,700	16,007	-	1,700	16,007	1,213	2007	2009
Bluefield, VA	-	900	12,463	-	900	12,463	262	2011	2005
Boise, ID	-	810	5,401	-	810	5,401	2,345	1998	1966
Boonville, IN	-	190	5,510	-	190	5,510	1,499	2002	2000
Boynton Beach, FL	-	980	8,112	-	980	8,112	1,734	2004	1999
Bradenton, FL	-	252	3,298	-	252	3,298	1,455	1996	1995
Braintree, MA	-	170	7,157	1,290	170	8,447	6,421	1997	1968
Brandon, MS	-	1,220	10,241	-	1,220	10,241	327	2010	1999
Bremerton, WA	-	390	2,210	144	390	2,354	303	2006	1999
Bremerton, WA	-	830	10,420	150	830	10,570	323	2010	1984
Brick, NJ	-	1,290	25,247	-	1,290	25,247	226	2011	2000
Brick, NJ	-	1,170	17,372	61	1,176	17,427	451	2010	1998
Brick, NJ(1)	-	690	17,125	16	690	17,141	439	2010	1999
Bridgewater, NJ	-	1,850	3,050	-	1,850	3,050	874	2004	1970
Bridgewater, NJ	-	1,730	48,201	74	1,730	48,275	1,235	2010	1999
Bridgewater, NJ	-	1,800	31,810	-	1,800	31,810	282	2011	2001
Brighton, MA	-	240	3,859	2,126	240	5,985	1,142	2005	1982
Broadview Heights, OH	-	920	12,400	2,388	920	14,788	3,539	2001	1984
Brookline, MA	-	2,760	9,217	-	2,760	9,217	230	2011	1984
Brooklyn Park, MD	-	1,290	16,329	-	1,290	16,329	347	2011	1995
Bunnell, FL	-	260	7,118	-	260	7,118	1,610	2004	1985
Burleson, TX	12,752	670	13,985	-	670	13,985	253	2011	2006
Burlington, NC	-	280	4,297	707	280	5,004	1,133	2003	2000
Burlington, NC	-	460	5,467	-	460	5,467	1,274	2003	1997
Burlington, NJ	-	1,700	12,554	-	1,700	12,554	306	2011	2005
Burlington, NJ	-	1,170	19,205	-	1,170	19,205	274	2011	1994
Butler, AL	-	90	3,510	-	90	3,510	867	2004	1960

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built

Butte, MT	-	550	3,957	43	550	4,000	1,223	1998	1999
Byrdstown, TN	-	-	2,414	132	-	2,546	1,247	2004	1982
Cambridge, MD	-	490	15,843	-	490	15,843	329	2011	1990
Canton, MA	-	820	8,201	263	820	8,464	2,495	2002	1993
Canton, OH	-	300	2,098	-	300	2,098	769	1998	1998
Cape Coral, FL	-	530	3,281	-	530	3,281	897	2002	2000
Carmel, IN	-	2,370	57,175	421	2,370	57,596	5,271	2006	2007
Cary, NC	-	1,500	4,350	986	1,500	5,336	1,798	1998	1996
Catonsville, MD	-	1,330	15,003	-	1,330	15,003	324	2011	1973
Cedar Grove, NJ	-	1,830	10,939	-	1,830	10,939	244	2011	1994
Cedar Grove, NJ	-	2,850	27,737	-	2,850	27,737	581	2011	1970
Centreville, MD(1)	-	600	14,602	-	600	14,602	312	2011	1993
Chapel Hill, NC	-	354	2,646	783	354	3,429	893	2002	1997
Charles Town, WV	-	230	22,834	-	230	22,834	454	2011	1997
Charleston, WV	-	440	17,575	-	440	17,575	354	2011	1998
Charleston, WV	-	410	5,430	-	410	5,430	123	2011	1996
Chelmsford, MA	-	1,040	10,951	1,441	1,040	12,392	2,407	2003	1997
Chickasha, OK	-	85	1,395	-	85	1,395	602	1996	1996
Cincinnati, OH	-	2,060	109,388	350	2,060	109,738	4,195	2007	2010
Cinnaminson, NJ	-	860	6,663	-	860	6,663	161	2011	1986
Claremore, OK	-	155	1,428	-	155	1,428	597	1996	1996
Clark Summit, PA	-	600	11,179	-	600	11,179	247	2011	1985
Clarks Summit, PA	-	400	6,529	-	400	6,529	148	2011	1997
Clarksville, TN	-	330	2,292	-	330	2,292	833	1998	1998
Clearwater, FL	-	160	7,218	-	160	7,218	1,478	2004	1961
Clearwater, FL	-	1,260	2,740	324	1,260	3,064	713	2005	1983
Cleburne, TX	-	520	5,369	-	520	5,369	654	2006	2007
Cleveland, TN	-	350	5,000	122	350	5,122	1,531	2001	1987
Cloquet, MN	-	340	4,660	-	340	4,660	33	2011	2009
Cloquet, MN	-	-	-	-	-	-	-	2011	2002
Coeur d'Alene, ID	-	600	7,878	-	600	7,878	3,047	1998	1996
Colchester, CT	-	980	4,860	-	980	4,860	132	2011	1986
Colorado Springs, CO	-	310	6,290	-	310	6,290	1,273	2005	1985
Colts Neck, NJ	-	780	14,733	99	783	14,829	388	2010	2002
Columbia Heights, MN	-	825	14,175	-	825	14,175	94	2011	2009
Columbia, SC	-	2,120	4,860	5,709	2,120	10,569	2,086	2003	2000
Columbia, TN	-	341	2,295	-	341	2,295	846	1999	1999
Columbia, TN	-	590	3,787	-	590	3,787	1,161	2003	1974
Columbus, IN	-	610	3,190	-	610	3,190	147	2010	1998
Columbus, IN	-	530	6,710	-	530	6,710	1,677	2002	2001
Columbus, OH	-	530	5,170	8,300	1,070	12,930	2,170	2005	1968
Columbus, OH	4,090	1,010	5,022	-	1,010	5,022	923	2006	1983
Columbus, OH	-	1,010	4,931	13,620	1,860	17,701	2,900	2006	1978
Concord, NC	-	550	3,921	55	550	3,976	1,027	2003	1997
Concord, NH	-	780	18,423	-	780	18,423	371	2011	1905
Concord, NH	-	1,760	43,179	-	1,760	43,179	867	2011	1994
Concord, NH	-	720	3,041	-	720	3,041	79	2011	1972
Conroe, TX	-	980	7,771	-	980	7,771	363	2009	2010
Corpus Christi, TX	-	307	443	-	307	443	240	2005	1985
Corpus Christi, TX	-	400	1,916	-	400	1,916	517	2005	1985
Dade City, FL	-	250	7,150	-	250	7,150	1,520	2004	1975
Daniels, WV	-	200	17,320	-	200	17,320	347	2011	1986
Danville, VA	-	410	3,954	722	410	4,676	1,104	2003	1998
Daytona Beach, FL	-	470	5,930	-	470	5,930	1,372	2004	1986
Daytona Beach, FL	-	490	5,710	-	490	5,710	1,370	2004	1961
DeBary, FL	-	440	7,460	-	440	7,460	1,578	2004	1965
Dedham, MA	-	1,360	9,830	-	1,360	9,830	2,878	2002	1996
DeForest, WI	-	250	5,350	354	250	5,704	690	2007	2006
Defuniak Springs, FL	-	1,350	10,250	-	1,350	10,250	1,572	2006	1980
DeLand, FL	-	220	7,080	-	220	7,080	1,511	2004	1967
Denton, MD	-	390	4,010	206	390	4,216	1,183	2003	1982
Denton, TX	-	1,760	8,305	-	1,760	8,305	21	2010	2011
Denver, CO	-	2,530	9,514	-	2,530	9,514	1,684	2005	1986
Denver, CO	-	3,650	14,906	1,605	3,650	16,511	2,134	2006	1987
Denver, CO	-	2,076	13,594	-	2,076	13,594	784	2007	2009
Dover, DE	-	400	7,717	-	400	7,717	170	2011	1997
Dover, DE	-	600	22,266	-	600	22,266	456	2011	2006
Drescher, PA	-	2,060	40,236	45	2,063	40,278	1,028	2010	2001
Dundalk, MD(1)	-	1,770	32,047	-	1,770	32,047	658	2011	1988
Durham, NC	-	1,476	10,659	2,196	1,476	12,855	7,592	1997	1999
East Brunswick, NJ	-	1,380	34,229	-	1,380	34,229	300	2011	1998
East Norriston, PA	-	1,200	28,129	139	1,210	28,258	731	2010	1988
Easton, MD	-	900	24,539	-	900	24,539	518	2011	2006
Easton, PA	-	285	6,315	-	285	6,315	3,440	1993	1959
Eatontown, NJ	-	1,190	23,358	-	1,190	23,358	489	2011	1996

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built

Eden, NC	-	390	4,877	-	390	4,877	1,156	2003	1998
El Paso, TX	-	539	8,961	232	539	9,193	1,725	2005	1970
El Paso, TX	-	642	3,958	1,100	642	5,058	998	2005	1969
Elizabeth City, NC	-	200	2,760	2,011	200	4,771	1,480	1998	1999
Elizabethton, TN	-	310	4,604	336	310	4,940	1,514	2001	1980
Englewood, NJ	-	930	4,514	-	930	4,514	104	2011	1966
Englishtown, NJ	-	690	12,520	41	694	12,557	333	2010	1997
Erin, TN	-	440	8,060	134	440	8,194	2,347	2001	1981
Eugene, OR	-	300	5,316	-	300	5,316	2,207	1998	1972
Everett, WA	-	1,400	5,476	-	1,400	5,476	1,906	1999	1999
Fair Lawn, NJ	-	2,420	24,504	-	2,420	24,504	511	2011	1962
Fairfield, CA	-	1,460	14,040	-	1,460	14,040	3,911	2002	1998
Fairhaven, MA	-	770	6,230	-	770	6,230	1,282	2004	1999
Fall River, MA	-	620	5,829	4,856	620	10,685	3,699	1996	1973
Fall River, MA	-	920	34,715	-	920	34,715	710	2011	1993
Fanwood, NJ	-	2,850	55,175	-	2,850	55,175	477	2011	2004
Fayetteville, NY	-	410	3,962	500	410	4,462	1,193	2001	1997
Findlay, OH	-	200	1,800	-	200	1,800	720	1997	1997
Fishers, IN	-	1,500	14,500	-	1,500	14,500	682	2010	2000
Florence, NJ	-	300	2,978	-	300	2,978	810	2002	1999
Flourtown, PA	-	1,800	14,830	-	1,800	14,830	316	2011	1986
Follansbee, WV	-	640	27,670	-	640	27,670	561	2011	1998
Forest City, NC	-	320	4,497	-	320	4,497	1,076	2003	1999
Fork Union, VA	-	310	2,490	60	310	2,550	245	2008	1990
Fort Ashby, WV	-	330	19,566	-	330	19,566	389	2011	1989
Fort Pierce, FL	-	440	3,560	211	440	3,771	711	2005	1973
Franconia, NH	-	360	11,320	-	360	11,320	235	2011	1991
Franklin, NH	-	430	15,210	-	430	15,210	313	2011	1990
Fredericksburg, VA	-	1,000	20,000	1,119	1,000	21,119	3,579	2005	1999
Fredericksburg, VA	-	590	28,611	-	590	28,611	575	2011	1977
Gardner, MA	-	480	10,210	-	480	10,210	222	2011	1991
Gastonia, NC	-	470	6,129	-	470	6,129	1,419	2003	1998
Gastonia, NC	-	310	3,096	22	310	3,118	772	2003	1994
Gastonia, NC	-	400	5,029	120	400	5,149	1,199	2003	1996
Georgetown, TX	-	200	2,100	-	200	2,100	826	1997	1997
Gettysburg, PA	-	590	8,913	-	590	8,913	204	2011	1987
Glastonbury, CT	-	1,950	9,532	-	1,950	9,532	220	2011	1966
Glen Mills, PA	-	690	9,110	-	690	9,110	200	2011	1993
Glenside, PA	-	1,940	16,867	-	1,940	16,867	357	2011	1979
Goochland, VA	-	350	3,697	-	350	3,697	354	2008	1991
Goshen, IN	-	210	6,120	-	210	6,120	1,059	2005	2006
Graceville, FL	-	150	13,000	-	150	13,000	1,939	2006	1980
Grafton, WV	-	280	18,824	-	280	18,824	376	2011	1989
Granbury, TX	22,500	2,040	30,670	-	2,040	30,670	548	2011	2009
Grand Ledge, MI	8,356	1,150	16,286	-	1,150	16,286	454	2010	1999
Grand Prairie, TX	-	574	3,426	-	574	3,426	790	2005	1982
Granger, IN	-	1,670	21,280	1,127	1,670	22,407	710	2010	2009
Greeneville, TN	-	400	8,290	409	400	8,699	1,868	2004	1979
Greenfield, WI	-	600	6,626	328	600	6,954	807	2006	2006
Greensboro, NC	-	330	2,970	554	330	3,524	853	2003	1996
Greensboro, NC	-	560	5,507	1,013	560	6,520	1,565	2003	1997
Greenville, NC	-	290	4,393	168	290	4,561	1,048	2003	1998
Greenville, SC	-	310	4,750	-	310	4,750	1,013	2004	1997
Greenville, SC	-	5,400	100,523	1,007	5,400	101,530	5,372	2006	2009
Greenwood, IN	-	1,550	22,770	-	1,550	22,770	746	2010	2007
Groton, CT	-	2,430	19,941	-	2,430	19,941	450	2011	1975
Haddonfield, NJ	-	520	2,320	-	520	2,320	12	2011	1953
Hamburg, PA	-	840	10,543	-	840	10,543	250	2011	1995
Hamden, CT	-	1,470	4,530	-	1,470	4,530	1,475	2002	1998
Hamilton, NJ	-	440	4,469	-	440	4,469	1,209	2001	1998
Hanover, IN	-	210	4,430	-	210	4,430	978	2004	2000
Harleysville, PA	-	960	11,355	-	960	11,355	785	2008	2009
Harriman, TN	-	590	8,060	158	590	8,218	2,507	2001	1972
Hatboro, PA	-	-	28,112	-	-	28,112	566	2011	1996
Hattiesburg, MS	13,100	450	15,518	35	450	15,553	409	2010	2009
Haverford, PA	-	1,880	33,993	85	1,880	34,078	871	2010	2000
Hemet, CA	-	870	3,405	-	870	3,405	413	2007	1996
Henderson, NV	-	380	9,220	65	380	9,285	3,161	1998	1998
Henderson, NV	-	380	4,360	41	380	4,401	1,326	1999	2000
Hermitage, TN	-	1,500	9,856	-	1,500	9,856	150	2011	2006
Hickory, NC	-	290	987	232	290	1,219	395	2003	1994
High Point, NC	-	560	4,443	793	560	5,236	1,242	2003	2000
High Point, NC	-	370	2,185	410	370	2,595	659	2003	1999
High Point, NC	-	330	3,395	28	330	3,423	819	2003	1994
High Point, NC	-	430	4,143	-	430	4,143	982	2003	1998

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built

Highlands Ranch, CO	-	940	3,721	-	940	3,721	1,027	2002	1999
Hilliard, FL	-	150	6,990	-	150	6,990	2,665	1999	1990
Hilltop, WV	-	480	25,355	-	480	25,355	514	2011	1977
Homestead, FL	-	2,750	11,750	-	2,750	11,750	1,793	2006	1994
Hopedale, MA	-	130	8,170	-	130	8,170	1,502	2005	1999
Houston, TX	10,050	860	18,715	-	860	18,715	2,139	2007	2006
Houston, TX	-	5,090	9,471	-	5,090	9,471	724	2007	2009
Houston, TX	10,410	630	5,970	750	630	6,720	1,793	2002	1995
Howell, NJ	10,528	1,050	21,703	36	1,050	21,739	567	2010	2007
Huntington, WV	-	800	32,261	-	800	32,261	657	2011	1988
Huron, OH	-	160	6,088	1,452	160	7,540	1,176	2005	1983
Hurricane, WV	-	620	21,454	-	620	21,454	442	2011	1986
Hutchinson, KS	-	600	10,590	-	600	10,590	2,034	2004	1997
Indianapolis, IN	-	495	6,287	22,565	495	28,852	4,486	2006	1981
Indianapolis, IN	-	255	2,473	12,123	255	14,596	2,079	2006	1981
Jamestown, TN	-	-	6,707	-	-	6,707	3,465	2004	1966
Jefferson, OH	-	80	9,120	-	80	9,120	1,589	2006	1984
Kalida, OH	-	480	8,173	-	480	8,173	1,041	2006	2007
Kalispell, MT	-	360	3,282	-	360	3,282	1,175	1998	1998
Keene, NH	-	530	9,639	-	530	9,639	97	2011	1980
Kenner, LA	-	1,100	10,036	328	1,100	10,364	6,054	1998	2000
Kennett Square, PA	-	1,050	22,946	18	1,050	22,964	592	2010	2008
Kenosha, WI	-	1,500	9,139	-	1,500	9,139	723	2007	2009
Kent, WA	-	940	20,318	10,470	940	30,788	2,841	2007	2000
Kirkland, WA	-	1,880	4,315	214	1,880	4,529	1,006	2003	1996
Kissimmee, FL	-	230	3,854	-	230	3,854	819	2004	1972
LaBelle, FL	-	60	4,946	-	60	4,946	1,141	2004	1986
Laconia, NH	-	810	14,434	-	810	14,434	305	2011	1968
Lake Havasu City, AZ	-	450	4,223	-	450	4,223	1,452	1998	1999
Lake Havasu City, AZ	-	110	2,244	136	110	2,380	854	1998	1994
Lake Placid, FL	-	150	12,850	-	150	12,850	2,791	2004	1984
Lake Zurich, IL	-	1,470	9,830	-	1,470	9,830	197	2011	2007
Lancaster, NH	-	430	15,804	-	430	15,804	324	2011	1981
Lancaster, NH	-	160	434	-	160	434	18	2011	1965
Lancaster, PA	-	890	7,623	-	890	7,623	180	2011	1986
Langhorne, PA	-	1,350	24,881	-	1,350	24,881	524	2011	2006
LaPlata, MD	-	700	19,068	-	700	19,068	402	2011	1984
Lawrenceville, VA	-	170	4,780	-	170	4,780	441	2008	1989
Lebanon, NH	-	550	20,138	-	550	20,138	413	2011	2006
Lecanto, FL	-	200	6,900	-	200	6,900	1,412	2004	1986
Lee, MA	-	290	18,135	926	290	19,061	5,058	2002	1998
Lenoir, NC	-	190	3,748	641	190	4,389	1,036	2003	1998
Leominster, MA	-	530	6,201	-	530	6,201	149	2011	1966
Lewisburg, WV	-	260	3,699	-	260	3,699	90	2011	1995
Lexington, NC	-	200	3,900	1,015	200	4,915	1,250	2002	1997
Libertyville, IL	14,343	6,500	40,024	-	6,500	40,024	742	2011	2001
Lincoln, NE	5,273	390	13,807	-	390	13,807	599	2010	2000
Linwood, NJ	-	800	21,984	275	800	22,259	580	2010	1997
Litchfield, CT	-	1,240	17,908	45	1,240	17,953	465	2010	1998
Little Neck, NY	-	3,350	38,461	151	3,355	38,607	993	2010	2000
Littleton, MA	-	1,240	2,910	-	1,240	2,910	968	1996	1975
Loma Linda, CA	-	2,214	9,586	-	2,214	9,586	1,228	2008	1976
Longview, TX	-	293	1,707	-	293	1,707	457	2005	1971
Longview, TX	-	610	5,520	-	610	5,520	683	2006	2007
Longwood, FL	-	480	7,520	-	480	7,520	1,628	2004	1980
Longwood, FL	-	1,260	6,445	-	1,260	6,445	32	2011	2011
Louisville, KY	-	490	10,010	-	490	10,010	2,297	2005	1978
Louisville, KY	-	430	7,135	163	430	7,298	2,217	2002	1974
Louisville, KY	-	350	4,675	109	350	4,784	1,485	2002	1975
Lowell, MA	-	1,070	13,481	-	1,070	13,481	298	2011	1975
Lowell, MA	-	680	3,378	-	680	3,378	91	2011	1984
Lufkin, TX	-	343	1,184	-	343	1,184	460	2005	1919
Lutherville, MD	-	1,100	19,786	-	1,100	19,786	407	2011	1988
Macungie, PA	-	960	29,033	-	960	29,033	586	2011	2006
Manahawkin, NJ	-	1,020	20,361	-	1,020	20,361	425	2011	1999
Manalapan, NJ	-	900	22,624	-	900	22,624	199	2011	2001
Manassas, VA	-	750	7,446	492	750	7,938	1,662	2003	1996
Manchester, NH	-	340	4,360	259	340	4,619	811	2005	1984
Mansfield, TX	-	660	5,251	-	660	5,251	657	2006	2007
Marianna, FL	-	340	8,910	-	340	8,910	1,325	2006	1997
Marlinton, WV	-	270	8,430	-	270	8,430	180	2011	1987
Marmet, WV	-	540	26,483	-	540	26,483	527	2011	2000
Martinsburg, WV	-	340	17,180	-	340	17,180	345	2011	1987
Martinsville, VA	-	349	-	-	349	-	-	2003	-

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built

Marysville, CA	-	450	4,172	44	450	4,216	1,294	1998	1999
Matawan, NJ	-	190	15,549	-	190	15,549	312	2011	1995
Matthews, NC	-	560	4,738	-	560	4,738	1,158	2003	1998
McConnelsville, OH	-	190	7,060	-	190	7,060	277	2010	1946
McHenry, IL	-	1,576	-	-	1,576	-	-	2006	-
McHenry, IL	-	3,550	15,300	6,718	3,550	22,018	2,533	2006	2004
McKinney, TX	-	1,570	7,389	-	1,570	7,389	377	2009	2010
McMurray, PA	-	1,440	15,805	-	1,440	15,805	-	2010	2011
Melbourne, FL	-	7,070	48,257	11,726	7,070	59,983	3,323	2007	2009
Melville, NY	-	4,280	73,283	187	4,282	73,468	1,867	2010	2001
Memphis, TN	-	940	5,963	-	940	5,963	1,535	2004	1951
Memphis, TN	-	390	9,660	1,600	390	11,260	316	2010	1981
Mendham, NJ	-	1,240	27,169	-	1,240	27,169	550	2011	1993
Menomonee Falls, WI	-	1,020	6,984	-	1,020	6,984	793	2006	2007
Mercerville, NJ	-	860	9,929	-	860	9,929	222	2011	1975
Meriden, CT	-	1,300	1,472	-	1,300	1,472	68	2011	1994
Merrillville, IN	-	643	7,084	3,526	643	10,610	5,601	1997	1999
Merrillville, IN	-	1,080	3,413	-	1,080	3,413	49	2010	2011
Middleburg Heights, OH	-	960	7,780	-	960	7,780	1,525	2004	1998
Middleton, WI	-	420	4,006	600	420	4,606	1,109	2001	1991
Middletown, RI	-	1,480	19,703	-	1,480	19,703	417	2011	1975
Midland, MI	-	200	11,025	-	200	11,025	299	2010	1994
Midwest City, OK	-	470	5,673	-	470	5,673	3,277	1998	1958
Midwest City, OK	-	484	5,516	-	484	5,516	1,107	2005	1987
Milford, DE	-	400	7,816	-	400	7,816	172	2011	1997
Milford, DE	-	680	19,216	-	680	19,216	404	2011	1994
Millersville, MD	-	680	1,020	-	680	1,020	31	2011	1977
Millville, NJ	-	840	29,944	-	840	29,944	615	2011	2006
Missoula, MT	-	550	7,490	-	550	7,490	1,291	2005	1998
Monmouth Junction, NJ	-	720	6,209	-	720	6,209	146	2011	1996
Monroe Twp, NJ	-	1,160	13,193	-	1,160	13,193	296	2011	1996
Monroe, NC	-	470	3,681	648	470	4,329	1,048	2003	2001
Monroe, NC	-	310	4,799	857	310	5,656	1,290	2003	2000
Monroe, NC	-	450	4,021	114	450	4,135	997	2003	1997
Monteagle, TN	-	310	3,318	-	310	3,318	945	2003	1980
Monterey, TN	-	-	4,195	23	-	4,218	2,167	2004	1977
Monticello, FL	-	140	4,471	-	140	4,471	1,061	2004	1986
Montville, NJ	-	3,500	31,002	-	3,500	31,002	278	2011	1997
Moorestown, NJ	-	2,060	51,628	109	2,062	51,735	1,328	2010	2000
Morehead City, NC	-	200	3,104	1,648	200	4,752	1,481	1999	1999
Morgantown, KY	-	380	3,705	7	380	3,712	998	2003	1965
Morgantown, WV	-	1,830	20,541	-	1,830	20,541	443	2011	2007
Morton Grove, IL	-	1,900	19,374	-	1,900	19,374	44	2010	2011
Moss Point, MS	-	120	7,280	-	120	7,280	1,609	2004	1933
Mount Airy, NC	-	270	6,430	128	270	6,558	1,025	2005	1998
Mountain City, TN	-	220	5,896	660	220	6,556	3,263	2001	1976
Mt. Vernon, WA	-	400	2,200	156	400	2,356	312	2006	2001
Myrtle Beach, SC	-	6,890	41,526	10,640	6,890	52,166	2,887	2007	2009
Nacogdoches, TX	-	390	5,754	-	390	5,754	702	2006	2007
Naperville, IL	9,144	3,470	29,547	-	3,470	29,547	558	2011	2001
Naples, FL	-	550	5,450	-	550	5,450	1,193	2004	1968
Nashville, TN	-	4,910	29,590	-	4,910	29,590	2,775	2008	2007
Naugatuck, CT	-	1,200	15,826	-	1,200	15,826	335	2011	1980
Needham, MA	-	1,610	13,715	366	1,610	14,081	4,141	2002	1994
Neenah, WI	-	630	15,120	-	630	15,120	633	2010	1991
New Braunfels, TX	-	1,200	19,800	-	1,200	19,800	401	2011	2009
New Haven, CT	-	160	4,778	1,789	160	6,567	2,100	2006	1958
New Haven, IN	-	176	3,524	-	176	3,524	917	2004	1981
Newark, DE	-	560	21,220	1,181	560	22,401	4,007	2004	1998
Newburyport, MA	-	960	8,290	-	960	8,290	2,227	2002	1999
Newport, VT	-	290	3,867	-	290	3,867	91	2011	1986
Norman, OK	-	55	1,484	-	55	1,484	720	1995	1995
Norristown, PA	-	1,200	19,488	-	1,200	19,488	404	2011	1995
North Andover, MA	-	950	21,817	-	950	21,817	450	2011	1977
North Andover, MA	-	1,070	17,341	-	1,070	17,341	370	2011	1990
North Augusta, SC	-	332	2,558	-	332	2,558	930	1999	1998
North Cape May, NJ	-	600	22,266	-	600	22,266	456	2011	1995
North Miami, FL	-	430	3,918	-	430	3,918	1,137	2004	1968
North Miami, FL	-	440	4,830	-	440	4,830	1,145	2004	1963
Oak Hill, WV	-	240	24,506	-	240	24,506	486	2011	2000
Oak Hill, WV	-	170	721	-	170	721	31	2011	2001
Ocala, FL	-	1,340	10,564	-	1,340	10,564	674	2008	2009
Ogden, UT	-	360	6,700	627	360	7,327	1,334	2004	1998
Oklahoma City, OK	-	510	10,694	-	510	10,694	1,794	1998	1979
Oklahoma City, OK	-	590	7,513	-	590	7,513	725	2007	2008

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built

Oklahoma City, OK	-	760	7,017	-	760	7,017	563	2007	2009
Omaha, NE	-	370	10,230	-	370	10,230	457	2010	1998
Omaha, NE	4,544	380	8,864	-	380	8,864	405	2010	1999
Oneonta, NY	-	80	5,020	-	80	5,020	552	2007	1996
Ormond Beach, FL	-	-	2,739	73	-	2,812	1,354	2002	1983
Orwigsburg, PA	-	650	20,632	-	650	20,632	429	2011	1992
Oshkosh, WI	-	900	3,800	3,687	900	7,487	1,072	2006	2005
Oshkosh, WI	-	400	23,237	-	400	23,237	1,818	2007	2008
Overland Park, KS	-	1,120	8,360	-	1,120	8,360	1,511	2005	1970
Overland Park, KS	-	3,730	27,076	340	3,730	27,416	1,542	2008	2009
Overland Park, KS	-	4,500	29,105	6,386	4,500	35,491	945	2010	1988
Owasso, OK	-	215	1,380	-	215	1,380	576	1996	1996
Owensboro, KY	-	240	6,760	-	240	6,760	1,331	1993	1966
Owensboro, KY	-	225	13,275	-	225	13,275	2,523	2005	1964
Owenton, KY	-	100	2,400	-	100	2,400	561	2005	1979
Oxford, MI	11,892	1,430	15,791	-	1,430	15,791	453	2010	2001
Palestine, TX	-	180	4,320	1,300	180	5,620	735	2006	2005
Palm Coast, FL	-	870	10,957	-	870	10,957	568	2008	2010
Panama City Beach, FL	-	900	7,717	-	900	7,717	118	2011	2005
Panama City, FL	-	300	9,200	-	300	9,200	2,004	2004	1992
Paris, TX	-	490	5,452	-	490	5,452	1,877	2005	2006
Parkersburg, WV	-	390	21,288	-	390	21,288	431	2011	2006
Parkville, MD	-	1,350	16,071	-	1,350	16,071	344	2011	1980
Parkville, MD	-	791	11,186	-	791	11,186	245	2011	2007
Parkville, MD	-	1,100	11,768	-	1,100	11,768	256	2011	1972
Pasadena, TX	10,073	720	24,080	-	720	24,080	3,027	2007	2005
Paso Robles, CA	-	1,770	8,630	675	1,770	9,305	2,394	2002	1998
Pawleys Island, SC	-	2,020	32,590	5,482	2,020	38,072	5,602	2005	1997
Pennington, NJ	-	1,380	27,620	-	1,380	27,620	120	2011	2000
Pennsauken, NJ	-	900	10,780	-	900	10,780	258	2011	1985
Petoskey, MI	6,456	860	14,452	-	860	14,452	337	2011	1997
Philadelphia, PA	-	2,700	25,709	-	2,700	25,709	540	2011	1976
Philadelphia, PA	-	2,930	10,433	-	2,930	10,433	257	2011	1999
Philadelphia, PA	-	540	11,239	-	540	11,239	228	2011	1965
Philadelphia, PA	-	1,810	16,898	-	1,810	16,898	381	2011	1972
Phillipsburg, NJ	-	800	21,175	-	800	21,175	448	2011	1992
Phillipsburg, NJ	-	300	8,114	-	300	8,114	171	2011	1905
Pigeon Forge, TN	-	320	4,180	117	320	4,297	1,373	2001	1986
Pikesville, MD	-	450	10,750	-	450	10,750	1,423	2007	1983
Pinehurst, NC	-	290	2,690	484	290	3,174	795	2003	1998
Piqua, OH	-	204	1,885	-	204	1,885	710	1997	1997
Pittsburgh, PA	-	1,750	8,572	115	1,750	8,687	1,654	2005	1998
Plainview, NY	-	3,990	11,969	-	3,990	11,969	120	2011	1999
Plano, TX	-	1,305	9,095	1,281	1,305	10,376	1,820	2005	1977
Plattsmouth, NE	-	250	5,650	-	250	5,650	265	2010	1999
Plymouth, MI	12,463	1,490	19,990	-	1,490	19,990	546	2010	1972
Port St. Joe, FL	-	370	2,055	-	370	2,055	764	2004	1982
Port St. Lucie, FL	-	8,700	47,230	2,969	8,700	50,199	2,223	2008	2010
Post Falls, ID	-	2,700	14,217	2,181	2,700	16,398	1,383	2007	2008
Pottsville, PA	-	950	26,964	-	950	26,964	566	2011	1990
Princeton, NJ	-	1,730	30,888	-	1,730	30,888	133	2011	2001
Prospect, CT	-	820	1,441	2,541	820	3,982	1,482	2004	1970
Pueblo, CO	-	370	6,051	-	370	6,051	2,591	1998	1989
Quakertown, PA	-	1,040	25,389	-	1,040	25,389	521	2011	1980
Quincy, FL	-	200	5,333	-	200	5,333	1,276	2004	1983
Quincy, MA	-	2,690	15,410	-	2,690	15,410	2,842	2004	1999
Quitman, MS	-	60	10,340	-	60	10,340	2,151	2004	1976
Raleigh, NC	-	10,000	-	-	10,000	-	-	2008	-
Reading, PA	-	980	19,906	-	980	19,906	415	2011	1994
Red Bank, NJ	-	1,050	21,275	-	1,050	21,275	187	2011	1997
Rehoboth Beach, DE	-	960	24,248	61	961	24,308	630	2010	1999
Reidsville, NC	-	170	3,830	857	170	4,687	1,207	2002	1998
Reno, NV	-	1,060	11,440	604	1,060	12,044	2,245	2004	1998
Richmond, VA	-	1,211	2,889	-	1,211	2,889	1,012	2003	1995
Richmond, VA	-	760	12,640	-	760	12,640	1,708	2007	1969
Ridgeland, MS	-	520	7,675	-	520	7,675	1,711	2003	1997
Ridgely, TN	-	300	5,700	97	300	5,797	1,703	2001	1990
Ridgewood, NJ	-	1,350	16,170	-	1,350	16,170	332	2011	1971
Rockledge, FL	-	360	4,117	-	360	4,117	1,533	2001	1970
Rockville Centre, NY	-	4,290	20,310	-	4,290	20,310	189	2011	2002
Rockville, CT	-	1,500	4,835	-	1,500	4,835	137	2011	1960
Rockwood, TN	-	500	7,116	741	500	7,857	2,301	2001	1979
Rocky Hill, CT	-	1,460	7,040	-	1,460	7,040	2,076	2002	1998
Rocky Hill, CT	-	1,090	6,710	1,500	1,090	8,210	1,623	2003	1996
Rogersville, TN	-	350	3,278	-	350	3,278	937	2003	1980

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built

Romeoville, IL	-	1,895	-	-	1,895	-	-	2006	-
Royal Palm Beach, FL	-	980	8,320	-	980	8,320	1,854	2004	1984
Rutland, VT	-	1,190	23,655	-	1,190	23,655	494	2011	2006
Saint Simons Island, GA	-	6,440	50,060	996	6,440	51,056	4,510	2008	2007
Salem, OR	-	449	5,172	-	449	5,172	1,856	1999	1998
Salisbury, NC	-	370	5,697	168	370	5,865	1,352	2003	1997
San Angelo, TX	-	260	8,800	-	260	8,800	1,689	2004	1997
San Antonio, TX	-	6,120	28,169	-	6,120	28,169	199	2010	2011
San Antonio, TX	10,882	560	7,315	-	560	7,315	2,038	2002	2000
San Antonio, TX	10,030	640	13,360	-	640	13,360	1,755	2007	2004
Sanatoga, PA	-	980	30,695	-	980	30,695	618	2011	1993
Sarasota, FL	-	475	3,175	-	475	3,175	1,400	1996	1995
Sarasota, FL	-	560	8,474	-	560	8,474	2,958	1999	2000
Sarasota, FL	-	600	3,400	-	600	3,400	830	2004	1982
Scituate, MA	-	1,740	10,640	-	1,740	10,640	1,780	2005	1976
Scott Depot, WV	-	350	6,876	-	350	6,876	151	2011	1995
Seaford, DE	-	720	14,029	-	720	14,029	308	2011	1985
Selbyville, DE	-	750	25,912	44	764	25,943	675	2010	2008
Seven Fields, PA	-	484	4,663	60	484	4,722	1,703	1999	1999
Severna Park, MD(1)	-	2,120	31,273	-	2,120	31,273	632	2011	1994
Seville, OH	-	230	1,770	-	230	1,770	457	2005	1981
Shawnee, OK	-	80	1,400	-	80	1,400	607	1996	1995
Sheboygan, WI	-	80	5,320	3,774	80	9,094	903	2006	2006
Shelby, MS	-	60	5,340	-	60	5,340	1,146	2004	1979
Shelbyville, KY	-	630	3,870	-	630	3,870	744	2005	1965
Shepherdstown, WV	-	250	13,806	-	250	13,806	279	2011	2007
Sherman, TX	-	700	5,221	-	700	5,221	707	2005	2006
Shillington, PA	-	1,020	19,569	-	1,020	19,569	410	2011	1987
Shrewsbury, NJ	-	2,120	38,116	162	2,120	38,278	985	2010	2000
Silvis, IL	-	880	16,420	-	880	16,420	588	2010	2005
Sissonville, WV	-	600	23,948	-	600	23,948	488	2011	2006
Sisterville, WV	-	200	5,400	-	200	5,400	123	2011	1986
Smithfield, NC	-	290	5,680	-	290	5,680	1,328	2003	1998
Somerset, MA	-	1,010	29,577	-	1,010	29,577	599	2011	1998
South Boston, MA	-	385	2,002	5,218	385	7,220	2,642	1995	1961
South Pittsburg, TN	-	430	5,628	-	430	5,628	1,370	2004	1979
Southbury, CT	-	1,860	23,613	-	1,860	23,613	462	2011	2001
Sparks, NV	-	3,700	46,526	-	3,700	46,526	3,058	2007	2009
Spartanburg, SC	-	3,350	15,750	10,037	3,350	25,787	3,148	2005	1997
Spencer, WV	-	190	8,810	-	190	8,810	185	2011	1988
Spring City, TN	-	420	6,085	2,628	420	8,713	2,415	2001	1987
Spring House, PA	-	900	10,780	-	900	10,780	240	2011	1980
St. Charles, MD	-	580	15,555	-	580	15,555	328	2011	1996
St. Louis, MO	-	750	6,030	-	750	6,030	1,610	1995	1994
St. Louis, MO	-	1,890	12,165	-	1,890	12,165	375	2010	1963
Starke, FL	-	120	10,180	-	120	10,180	2,199	2004	1990
Statesville, NC	-	150	1,447	266	150	1,713	428	2003	1990
Statesville, NC	-	310	6,183	8	310	6,191	1,397	2003	1996
Statesville, NC	-	140	3,627	-	140	3,627	846	2003	1999
Staunton, VA	-	310	11,090	-	310	11,090	1,514	2007	1959
Stillwater, OK	-	80	1,400	-	80	1,400	610	1995	1995
Stuart, FL	-	390	8,110	-	390	8,110	1,737	2004	1985
Summit, NJ	9,413	3,080	14,152	-	3,080	14,152	265	2011	2001
Swanton, OH	-	330	6,370	-	330	6,370	1,318	2004	1950
Tampa, FL	-	830	6,370	-	830	6,370	1,699	2004	1968
Texarkana, TX	-	192	1,403	-	192	1,403	585	1996	1996
Thomasville, GA	-	530	13,899	-	530	13,899	205	2011	2006
Tomball, TX	-	1,050	13,300	-	1,050	13,300	313	2011	2001
Toms River, NJ	-	1,610	34,627	285	1,641	34,881	901	2010	2005
Torrington, CT	-	360	1,261	1,292	360	2,553	851	2004	1966
Towson, MD(1)	-	1,180	13,280	-	1,180	13,280	286	2011	1973
Troy, OH	-	200	2,000	4,254	200	6,254	1,000	1997	1997
Troy, OH	-	470	16,730	-	470	16,730	3,332	2004	1971
Trumbull, CT	14,164	4,440	43,384	-	4,440	43,384	775	2011	2001
Tucson, AZ	-	930	13,399	-	930	13,399	2,308	2005	1985
Tulsa, OK	-	1,390	7,110	-	1,390	7,110	343	2010	1998
Twin Falls, ID	-	550	14,740	-	550	14,740	4,184	2002	1991
Tyler, TX	-	650	5,268	-	650	5,268	654	2006	2007
Uhrichsville, OH	-	24	6,716	-	24	6,716	1,116	2006	1977
Uniontown, PA	-	310	6,817	-	310	6,817	147	2011	1964
Valley Falls, RI	-	1,080	7,433	-	1,080	7,433	162	2011	1975
Valparaiso, IN	-	112	2,558	-	112	2,558	761	2001	1998
Valparaiso, IN	-	108	2,962	-	108	2,962	863	2001	1999
Venice, FL	-	500	6,000	-	500	6,000	1,290	2004	1987
Venice, FL	-	1,150	10,674	-	1,150	10,674	604	2008	2009

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built

Vero Beach, FL	-	263	3,187	-	263	3,187	919	2001	1999
Vero Beach, FL	-	297	3,263	-	297	3,263	950	2001	1996
Vero Beach, FL	-	2,930	40,070	13,615	2,930	53,685	4,866	2007	2003
Voorhees, NJ	-	1,800	37,299	-	1,800	37,299	776	2011	1986
Voorhees, NJ(1)	-	1,900	26,040	-	1,900	26,040	549	2011	1993
W. Hartford, CT	-	2,650	5,980	-	2,650	5,980	1,316	2004	1905
Waconia, MN	-	890	14,726	-	890	14,726	96	2011	2005
Wake Forest, NC	-	200	3,003	1,742	200	4,745	1,529	1998	1999
Wall, NJ	-	1,650	25,350	-	1,650	25,350	111	2011	2003
Wallingford, CT	-	490	1,210	-	490	1,210	44	2011	1962
Wareham, MA	-	875	10,313	1,701	875	12,014	3,283	2002	1989
Warren, NJ	-	2,000	30,810	-	2,000	30,810	268	2011	1999
Warren, OH	-	240	3,810	-	240	3,810	780	2005	1973
Warwick, RI	-	1,530	18,564	-	1,530	18,564	397	2011	1968
Watchung, NJ	-	1,920	24,880	-	1,920	24,880	108	2011	2000
Waterbury, CT	-	370	2,166	1,927	370	4,093	1,198	2006	1972
Waterford, CT	-	1,360	12,540	-	1,360	12,540	3,401	2002	2000
Waukesha, WI	-	1,100	14,910	-	1,100	14,910	804	2008	2009
Waxahachie, TX	-	650	5,763	-	650	5,763	569	2007	2008
Weatherford, TX	-	660	5,261	-	660	5,261	658	2006	2007
Webster, TX	9,585	360	5,940	-	360	5,940	1,648	2002	2000
West Bend, WI	-	620	17,790	-	620	17,790	-	2010	2011
West Chester, PA	-	1,350	29,237	-	1,350	29,237	606	2011	1997
West Haven, CT	-	580	1,620	1,680	580	3,300	1,121	2004	1971
West Orange, NJ	-	2,280	10,687	-	2,280	10,687	248	2011	1994
West Worthington, OH	-	510	5,090	-	510	5,090	882	2006	1980
Westerville, OH	-	740	8,287	2,736	740	11,023	5,877	1998	2001
Westfield, NJ(1)	-	2,270	16,589	-	2,270	16,589	382	2011	1994
Westford, MA	-	920	13,829	-	920	13,829	298	2011	1993
Westlake, OH	-	1,330	17,926	-	1,330	17,926	5,064	2001	1985
Westlake, OH	-	571	5,411	-	571	5,411	2,241	1998	1957
Westmoreland, TN	-	330	1,822	2,634	330	4,456	1,355	2001	1994
White Lake, MI	10,917	2,920	20,179	-	2,920	20,179	563	2010	2000
Whitemarsh, PA	-	2,310	6,190	1,923	2,310	8,113	1,501	2005	1967
Wichita, KS	-	1,400	11,000	-	1,400	11,000	1,734	2006	1997
Wilkes-Barre, PA	-	610	13,842	-	610	13,842	298	2011	2007
Wilkes-Barre, PA	-	570	2,301	-	570	2,301	78	2011	1992
Williamsburg, VA	-	1,360	7,440	-	1,360	7,440	1,019	2007	1970
Williamsport, PA	-	300	4,946	-	300	4,946	112	2011	1991
Williamsport, PA	-	620	8,487	-	620	8,487	198	2011	1988
Williamstown, KY	-	70	6,430	-	70	6,430	1,234	2005	1987
Willow Grove, PA	-	1,300	14,736	-	1,300	14,736	331	2011	2007
Wilmington, DE	-	800	9,494	-	800	9,494	211	2011	2007
Wilmington, NC	-	210	2,991	-	210	2,991	1,066	1999	1999
Winchester, VA	-	640	1,510	-	640	1,510	168	2008	1964
Windsor, CT	-	2,250	8,539	-	2,250	8,539	207	2011	1969
Windsor, CT	-	1,800	600	-	1,800	600	38	2011	1974
Winston-Salem, NC	-	360	2,514	459	360	2,973	718	2003	1996
Winston-Salem, NC	-	5,700	13,550	11,716	5,700	25,266	3,418	2005	1997
Woodbridge, VA	-	680	4,423	330	680	4,753	1,302	2002	1977
Worcester, MA	-	3,500	54,099	-	3,500	54,099	2,897	2007	2009
Worcester, MA	-	2,300	9,060	-	2,300	9,060	831	2008	1993
Wyncote, PA	-	2,700	22,244	-	2,700	22,244	474	2011	1992
Wyncote, PA	-	1,610	21,256	-	1,610	21,256	433	2011	1992
Wyncote, PA	-	900	7,811	-	900	7,811	166	2011	1999
Zionsville, IN	-	1,610	22,400	1,358	1,610	23,758	749	2010	2009

Seniors housing triple-net total	258,600	575,231	6,992,506	293,078	576,701	7,284,115	642,910

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built

Seniors housing operating facilities:
Albuquerque, NM	$5,772	$1,270	$20,837	$80	$1,270	$20,917	$1,386	2010	1984
Agawam, MA	6,688	880	10,044	-	880	10,044	724	2011	1996
Alhambra, CA	3,047	600	6,305	-	600	6,305	382	2011	2010
Albertville, AL	2,088	170	6,203	116	170	6,319	490	2010	1999
Apple Valley, CA	11,126	480	16,639	66	480	16,705	1,651	2010	1999
Atlanta, GA	7,889	2,058	14,914	606	2,059	15,518	8,666	1997	1999
Austin, TX	19,550	880	9,520	512	880	10,032	3,529	1999	1998
Avon, CT	21,463	1,550	30,571	-	1,550	30,571	1,903	2011	1998
Azusa, CA	-	570	3,141	6,000	570	9,141	1,295	1998	1988
Bellingham, WA	8,979	1,500	19,861	59	1,500	19,920	1,836	2010	1996
Belmont, CA	-	3,000	23,526	-	3,000	23,526	398	2011	1999
Brighton, MA	-	2,100	14,616	-	2,100	14,616	920	2011	1995
Brookfield, CT	20,005	2,250	30,180	-	2,250	30,180	1,946	2011	1999
Cardiff by the Sea, CA	-	5,880	64,711	-	5,880	64,711	708	2011	2009
North Chelmsford, MA	11,972	880	18,478	-	880	18,478	1,118	2011	1998
Concord, NH	13,591	720	21,164	-	720	21,164	1,169	2011	2010
Costa Mesa, CA	-	2,050	19,969	-	2,050	19,969	1,749	2011	2009
Citrus Heights, CA	15,373	2,300	31,876	153	2,300	32,029	2,960	2010	1997
Centerville, MA	17,763	1,300	27,357	-	1,300	27,357	1,588	2011	2010
Dallas, TX	-	1,080	9,655	-	1,080	9,655	614	2011	2009
Danvers, MA	9,621	1,120	14,557	-	1,120	14,557	1,004	2011	2000
Davenport, IA	-	1,403	35,893	1,805	1,403	37,699	2,149	2006	2009
Dublin, OH	19,181	1,680	43,423	196	1,680	43,619	2,225	2010	1990
Encinitas, CA	-	1,460	7,721	163	1,460	7,884	2,595	2000	2000
Escondido, CA	13,471	1,520	24,024	-	1,520	24,024	1,633	2011	2008
East Haven, CT	23,577	2,660	35,533	-	2,660	35,533	2,266	2011	2000
Florence, AL	7,342	353	13,049	125	350	13,177	1,168	2010	1999
Fremont, CA	20,028	3,400	25,300	1,527	3,400	26,827	4,183	2005	1987
Gig Harbor, WA	5,967	1,560	15,947	52	1,560	15,999	1,434	2010	1994
Gilroy, CA	-	760	13,880	23,860	760	37,740	4,044	2006	2007
Gardnerville, NV	12,943	1,143	10,831	653	1,144	11,482	6,832	1998	1999
Hemet, CA	13,550	1,890	28,606	146	1,890	28,752	2,820	2010	1988
Hemet, CA	-	430	9,630	384	430	10,014	598	2010	1988
Hamden, CT	15,710	1,460	24,093	-	1,460	24,093	1,602	2011	1999
Henderson, NV	15,709	880	29,809	-	880	29,809	148	2011	2009
Houston, TX	8,326	960	27,598	-	960	27,598	1,797	2011	2009
Irving, TX	-	1,030	6,823	595	1,030	7,418	652	2007	2008
Kingwood, TX	3,329	480	9,777	-	480	9,777	658	2011	1998
Kennewick, WA	9,010	1,820	27,991	91	1,820	28,082	2,646	2010	1994
Kansas City, MO	5,911	1,820	34,898	331	1,820	35,229	2,236	2010	1980
Kansas City, MO	7,250	1,930	39,997	78	1,930	40,075	2,688	2010	1986
Kirkland, WA	34,000	3,450	38,709	-	3,450	38,709	201	2011	2009
Lancaster, CA	10,378	700	15,295	83	700	15,378	1,621	2010	1999
Los Angeles, CA	-	-	11,430	357	-	11,787	579	2008	2008
Los Angeles, CA	-	-	114,438	-	-	114,438	1,172	2011	2009
Mansfield, MA	37,918	3,320	57,011	-	3,320	57,011	2,763	2011	1998
Mansfield, MA	-	-	-	-	-	-	-	2011	1998
Manteca, CA	6,358	1,300	12,125	1,361	1,300	13,486	2,138	2005	1985
Meriden, CT	9,903	1,500	14,874	-	1,500	14,874	1,272	2011	2001
Mesa, AZ	6,279	950	9,087	486	950	9,573	2,914	1999	2000
Milford, CT	12,656	3,210	17,364	-	3,210	17,364	1,171	2011	1999
Middletown, CT	15,756	1,430	24,242	-	1,430	24,242	1,659	2011	1999
Middletown, RI	16,729	2,480	24,628	-	2,480	24,628	1,612	2011	2008
Mill Creek, WA	30,259	10,150	60,274	282	10,150	60,556	5,360	2010	1998
Monroe, WA	14,167	2,560	34,460	185	2,560	34,645	3,107	2010	1994
Marysville, WA	4,711	620	4,780	276	620	5,056	1,082	2003	1998
Mystic, CT	12,072	1,400	18,274	-	1,400	18,274	1,274	2011	2001
North Andover, MA	22,890	1,960	34,976	-	1,960	34,976	2,055	2011	1995
Newton, MA	28,400	2,250	43,614	-	2,250	43,614	2,536	2011	1996
Newton, MA	10,758	2,500	30,681	-	2,500	30,681	1,829	2011	1996
Newton, MA	17,564	3,360	25,099	-	3,360	25,099	1,683	2011	1994
Niantic, CT	16,855	1,320	25,986	-	1,320	25,986	1,623	2011	2001
Naples, FL	-	1,716	17,306	1,588	1,716	18,894	13,706	1997	1999
Olympia, WA	7,197	550	16,689	164	550	16,853	1,533	2010	1995
Oceanside, CA	13,369	2,160	18,352	-	2,160	18,352	138	2011	2005
Plano, TX	4,335	840	8,538	-	840	8,538	733	2011	1996
Providence, RI	18,433	2,600	27,546	-	2,600	27,546	1,977	2011	1998
Puyallup, WA	11,706	1,150	20,776	169	1,150	20,945	2,085	2010	1985
Quincy, MA	8,551	1,350	12,584	-	1,350	12,584	907	2011	1998
Redondo Beach, CA	6,154	-	9,556	-	-	9,556	765	2011	2009
Rocky Hill, CT	10,531	810	16,351	-	810	16,351	1,104	2011	2000
Romeoville, IL	-	854	12,646	58,314	6,100	65,714	3,300	2006	2010
Renton, WA	22,855	3,080	51,824	-	3,080	51,824	260	2011	2007
Rohnert Park, CA	14,086	6,500	18,700	1,367	6,500	20,067	3,152	2005	1985
Roswell, GA	8,100	1,107	9,627	420	1,107	10,047	6,105	1997	1999

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built
Sacramento, CA	10,596	940	14,781	38	940	14,819	1,473	2010	1978
Salem, NH	20,915	980	32,721	-	980	32,721	1,827	2011	2000
San Ramon, CA	9,598	2,430	17,488	16	2,430	17,504	1,624	2010	1989
Scottsdale, AZ	-	2,500	3,890	796	2,500	4,686	424	2008	1999
San Diego, CA	15,879	4,200	30,707	-	4,200	30,707	68	2011	2011
Seattle, WA	7,838	5,190	9,350	99	5,190	9,449	1,573	2010	1962
Seattle, WA	7,795	3,420	15,555	27	3,420	15,582	1,777	2010	2000
Seattle, WA	9,398	2,630	10,257	25	2,630	10,282	1,255	2010	2003
Seattle, WA	29,205	10,670	37,291	78	10,670	37,369	3,683	2010	2005
Seattle, WA	48,540	6,790	85,369	-	6,790	85,369	407	2011	2009
Shelburne, VT	19,706	720	31,041	-	720	31,041	1,737	2011	1988
San Juan Capistrano, CA	-	1,390	6,942	75	1,390	7,017	2,051	2000	2001
Salt Lake City, UT	-	1,360	19,691	-	1,360	19,691	2,100	2011	2008
San Jose, CA	23,422	2,850	35,098	-	2,850	35,098	203	2011	2009
Sonoma, CA	15,238	1,100	18,400	1,146	1,100	19,546	3,056	2005	1988
Stanwood, WA	10,196	2,260	28,474	74	2,260	28,548	2,755	2010	1998
Santa Maria, CA	30,564	6,050	50,658	-	6,050	50,658	287	2011	2001
Stockton, CA	3,050	2,280	5,983	107	2,280	6,090	765	2010	1988
Sugar Land, TX	5,904	960	31,423	-	960	31,423	2,268	2011	1996
South Windsor, CT	19,888	3,000	29,295	-	3,000	29,295	1,989	2011	1999
Tacoma, WA	19,390	2,400	35,053	-	2,400	35,053	176	2011	2008
Toledo, OH	16,609	2,040	47,129	92	2,040	47,221	3,721	2010	1985
Trumbull, CT	25,078	2,850	37,685	-	2,850	37,685	2,321	2011	1998
Tustin, CA	7,090	840	15,299	-	840	15,299	900	2011	2007
Tulsa, OK	6,467	1,330	21,285	174	1,330	21,459	1,509	2010	1986
Tulsa, OK	8,452	1,500	20,861	54	1,500	20,915	1,514	2010	1984
Vacaville, CA	14,485	900	17,100	1,185	900	18,285	2,892	2005	1986
Vancouver, WA	12,173	1,820	19,042	73	1,820	19,115	1,944	2010	2006
Vallejo, CA	14,501	4,000	18,000	1,536	4,000	19,536	3,045	2005	1989
Vallejo, CA	7,628	2,330	15,407	24	2,330	15,431	1,776	2010	1990
Warwick, RI	16,567	2,400	24,635	-	2,400	24,635	1,790	2011	1998
Waterbury, CT	25,825	2,460	39,547	-	2,460	39,547	2,568	2011	2001
The Woodlands, TX	2,678	480	12,379	-	480	12,379	834	2011	2010
Whittier, CA	11,931	4,470	22,151	97	4,470	22,248	2,392	2010	1988
Wilbraham, MA	11,221	660	17,639	-	660	17,639	1,198	2011	2000
Woodbridge, CT	9,399	1,370	14,219	-	1,370	14,219	1,225	2011	1998
Worcester, MA	14,005	1,140	21,664	-	1,140	21,664	1,449	2011	1999
Yarmouth, ME	17,415	450	27,711	-	450	27,711	1,625	2011	2010

Seniors housing operating total	1,317,849	223,614	2,678,007	108,366	228,859	2,781,126	218,031

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built

Medical facilities:
Akron, OH	$-	$300	$20,200	$-	$300	$20,200	$1,057	2009	2008
Alpharetta, GA	-	233	18,205	-	233	18,205	42	2011	1993
Alpharetta, GA	-	498	32,729	-	498	32,729	60	2011	1999
Alpharetta, GA	-	417	14,406	-	417	14,406	-	2011	2003
Alpharetta, GA	-	1,700	163	-	1,700	163	-	2011
Alpharetta, GA	-	628	16,063	-	628	16,063	-	2011	2007
Amarillo, TX	-	72	11,928	1,400	72	13,328	2,139	2005	1986
Arcadia, CA	9,941	5,408	23,219	1,354	5,618	24,362	4,399	2006	1984
Atlanta, GA	-	4,931	18,720	2,123	5,293	20,480	4,509	2006	1992
Bartlett, TN	8,349	187	15,015	748	187	15,763	2,801	2007	2004
Bellaire, TX	-	4,551	46,105	-	4,551	46,105	6,577	2006	2005
Bellaire, TX	-	2,972	33,445	1,601	2,972	35,046	5,677	2006	2005
Bellevue, NE	-	-	15,833	519	-	16,352	907	2010	2010
Bellevue, NE	-	4,500	109,719	-	4,500	109,719	4,363	2008	2010
Bellingham, MA	-	9,270	-	-	9,270	-	-	2010	-
Birmingham, AL	-	52	9,950	-	52	9,950	1,898	2006	1971
Birmingham, AL	-	124	12,238	-	124	12,238	2,206	2006	1985
Birmingham, AL	-	476	18,994	-	476	18,994	3,100	2006	1989
Boardman, OH	-	80	11,787	-	80	11,787	601	2010	2007
Boardman, OH	-	1,200	12,800	-	1,200	12,800	1,292	2008	2008
Boca Raton, FL	13,520	109	34,002	1,548	124	35,535	6,255	2006	1995
Boerne, TX	-	50	13,463	-	50	13,463	28	2011	2007
Bowling Green, KY	-	3,800	26,700	143	3,800	26,843	2,395	2008	1992
Boynton Beach, FL	4,507	2,048	7,692	204	2,048	7,896	1,855	2006	1995
Boynton Beach, FL	4,043	2,048	7,403	732	2,048	8,134	1,506	2006	1997
Boynton Beach, FL	10,187	109	11,235	1,009	117	12,236	2,053	2007	1996
Bridgeton, MO	-	-	30,221	-	-	30,221	-	2011	2011
Bridgeton, MO	11,649	450	21,221	2	450	21,223	1,209	2010	2006
Burleson, TX	-	10	11,619	-	10	11,619	319	2011	2007
Carmel, IN	-	2,280	18,820	-	2,280	18,820	560	2011	2005
Carmel, IN	-	2,152	18,591	-	2,152	18,591	323	2011	2007
Cedar Grove, WI	-	113	618	-	113	618	41	2010	1986
Claremore, OK	8,238	132	12,829	270	132	13,099	2,346	2007	2005
Clarkson Valley, MO	-	-	-	35,592	-	35,592	2,287	2009	2010
Coral Springs, FL	-	1,598	10,627	797	1,636	11,385	2,515	2006	1993
Corpus Christi, TX	-	77	3,923	-	77	3,923	772	2005	1968
Dade City, FL	-	1,211	5,511	-	1,211	5,511	83	2011	1998
Dallas, TX	15,212	137	28,690	592	137	29,282	5,268	2006	1995
Dayton, OH	-	730	6,515	-	730	6,515	171	2011	1988
Deerfield Beach, FL	3,873	2,408	7,482	-	2,408	7,482	146	2011	2001
Delray Beach, FL	-	1,882	34,767	4,288	1,941	38,996	7,722	2006	1985
Denton, TX	12,152	-	19,407	610	-	20,017	2,874	2007	2005
Durham, NC	-	5,350	9,320	-	5,350	9,320	2,867	2006	1980
Edina, MN	5,667	310	15,132	-	310	15,132	661	2010	2003
El Paso, TX	10,193	677	17,075	1,098	677	18,173	3,545	2006	1997
El Paso, TX	-	600	6,700	-	600	6,700	656	2008	2003
El Paso, TX	-	112	15,888	162	112	16,050	2,671	2005	1994
El Paso, TX	-	2,400	32,800	424	2,400	33,224	4,070	2008	2003
Everett, WA	-	4,842	26,010	-	4,842	26,010	834	2010	2011
Fayetteville, GA	3,262	959	7,540	592	986	8,104	1,577	2006	1999
Fort Wayne, IN	-	170	8,232	-	170	8,232	963	2006	2006
Fort Worth, TX	-	450	13,615	-	450	13,615	277	2010	2011
Franklin, TN	-	2,338	12,138	709	2,338	12,847	2,308	2007	1988
Franklin, WI	8,021	6,872	7,550	-	6,872	7,550	531	2010	1984
Fresno, CA	-	2,500	35,800	118	2,500	35,918	3,211	2008	1991
Frisco, TX	9,057	-	18,635	60	-	18,695	3,134	2007	2004
Frisco, TX	-	-	15,309	1,380	-	16,689	2,919	2007	2004
Gallatin, TN	-	20	19,432	-	20	19,432	1,416	2010	1997
Germantown, TN	-	3,049	12,456	562	3,049	13,017	2,264	2006	2002
Glendale, CA	8,126	37	18,398	4	37	18,402	3,092	2007	2002
Greeley, CO	-	877	6,707	-	877	6,707	1,366	2007	1997
Green Bay, WI	9,590	-	14,891	-	-	14,891	925	2010	2002
Green Bay, WI	-	-	20,098	-	-	20,098	1,225	2010	2002
Green Bay, WI	-	-	11,696	-	-	11,696	990	2011	2002
Greeneville, TN	-	970	10,032	-	970	10,032	478	2010	2005
Houston, TX	-	10,395	-	-	10,395	-	-	2011
Jupiter, FL	7,106	2,252	11,415	73	2,252	11,488	2,443	2006	2001
Jupiter, FL	4,422	-	5,858	2,868	2,825	5,901	1,218	2007	2004
Kenosha, WI	9,886	-	18,058	-	-	18,058	1,098	2010	1993
Killeen, TX	-	760	22,667	-	760	22,667	1,000	2010	2010
Lafayette, LA	-	1,928	10,483	25	1,928	10,509	2,034	2006	1993
Lake St Louis, MO	-	240	11,937	1,947	240	13,884	664	2010	2008
Lakeway, TX	-	5,484	24,886	-	5,484	24,886	53	2007	2011
Lakeway, TX	-	2,801	-	-	2,801	-	-	2007	-
Lakewood, CA	-	146	14,885	859	146	15,744	2,616	2006	1993
Las Vegas, NV	5,923	74	15,287	321	74	15,608	3,212	2006	2000

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built
Las Vegas, NV	-	952	9,618	-	952	9,618	1,504	2006	1991
Las Vegas, NV	-	1,006	10,255	-	1,006	10,255	1,644	2006	1991
Las Vegas, NV	-	3,182	17,200	-	3,182	17,200	2,947	2006	1995
Las Vegas, NV	-	1,595	17,902	-	1,595	17,902	2,854	2006	1982
Las Vegas, NV	-	2,319	4,612	607	2,319	5,218	972	2006	1991
Las Vegas, NV	3,025	-	6,921	499	433	6,987	1,282	2007	1997
Las Vegas, NV	-	6,127	-	-	6,127	-	-	2007	-
Las Vegas, NV	-	580	23,420	-	580	23,420	209	2011	2002
Lawrenceville, GA	-	2,279	10,732	121	2,305	10,827	2,132	2006	2001
Lawrenceville, GA	-	1,054	4,974	92	1,077	5,044	1,030	2006	2002
Lenexa, KS	12,177	540	16,013	1,730	540	17,743	860	2010	2008
Lincoln, NE	10,962	1,420	29,692	-	1,420	29,692	1,835	2010	2003
Los Alamitos, CA	16,067	-	18,635	383	39	18,979	3,158	2007	2003
Los Gatos, CA	-	488	22,386	1,055	488	23,440	4,561	2006	1993
Loxahatchee, FL	-	1,637	5,048	786	1,652	5,819	1,007	2006	1997
Loxahatchee, FL	-	1,340	6,509	33	1,345	6,537	1,257	2006	1993
Loxahatchee, FL	2,651	1,553	4,694	554	1,567	5,234	913	2006	1994
Malabar, FL	-	5,000	12,000	-	5,000	12,000	300	2010	2008
Marinette, WI	7,949	-	13,538	-	-	13,538	991	2010	2002
Marlton, NJ	-	-	38,300	207	-	38,507	3,435	2008	1994
Mechanicsburg, PA	-	1,350	16,650	-	1,350	16,650	152	2011	1976
Melbourne, FL	-	7,000	69,000	-	7,000	69,000	1,725	2010	2009
Melbourne, FL	-	1,400	24,400	-	1,400	24,400	610	2010	2003
Melbourne, FL	-	600	9,400	-	600	9,400	235	2010	1986
Melbourne, FL	-	367	458	-	367	458	10	2011	1979
Merced, CA	-	-	13,772	927	-	14,699	942	2009	2010
Meridian, ID	-	3,600	20,802	251	3,600	21,053	2,676	2006	2008
Merriam, KS	-	176	7,189	-	176	7,189	629	2011	1972
Merriam, KS	-	81	3,122	-	81	3,122	105	2011	1980
Merriam, KS	-	336	13,605	-	336	13,605	770	2011	1977
Merriam, KS	15,637	182	7,393	-	182	7,393	488	2011	1985
Merrillville, IN	-	-	22,134	-	-	22,134	2,327	2008	2006
Merrillville, IN	-	700	11,699	154	700	11,853	1,159	2007	2008
Mesa, AZ	-	1,558	9,561	268	1,558	9,829	1,985	2008	1989
Middletown, NY	-	1,756	20,364	568	1,756	20,932	5,148	2006	1998
Midwest City, OK	-	146	3,854	-	146	3,854	739	2005	1996
Milwaukee, WI	4,874	540	8,457	-	540	8,457	556	2010	1930
Milwaukee, WI	6,904	1,425	11,520	-	1,425	11,520	988	2010	1962
Milwaukee, WI	1,659	922	2,185	-	922	2,185	234	2010	1958
Milwaukee, WI	24,416	-	44,535	-	-	44,535	2,650	2010	1983
Morrow, GA	-	818	8,064	184	834	8,232	1,617	2007	1990
Mount Juliet, TN	4,849	1,566	11,697	554	1,566	12,251	2,180	2007	2005
Murrieta, CA	-	-	46,520	-	-	46,520	1,682	2010	2011
Murrieta, CA	-	8,800	202,412	-	8,800	202,412	3,333	2008	2010
Muskego, WI	1,727	964	2,159	-	964	2,159	131	2010	1993
Nashville , TN	-	1,806	7,165	988	1,806	8,153	1,890	2006	1986
Nashville, TN	-	4,300	-	7,148	11,448	-	-	2010	-
New Berlin, WI	6,630	3,739	8,290	-	3,739	8,290	547	2010	1993
Niagara Falls, NY	-	1,145	10,574	-	1,145	10,574	2,324	2007	1990
Niagara Falls, NY	-	388	7,870	-	388	7,870	1,243	2007	2004
Orange Village, OH	-	610	7,419	55	610	7,473	1,693	2007	1985
Oro Valley, AZ	15,586	89	18,339	546	89	18,885	3,070	2007	2004
Oshkosh, WI	-	-	18,339	-	-	18,339	1,107	2010	2000
Oshkosh, WI	9,834	-	15,881	-	-	15,881	949	2010	2000
Palm Springs , CA	-	365	12,396	1,021	365	13,417	2,486	2006	1998
Palm Springs, FL	2,717	739	4,066	53	739	4,119	864	2006	1993
Palm Springs, FL	-	1,182	7,765	81	1,182	7,846	1,699	2006	1997
Palmer, AK	19,478	-	29,705	628	217	30,116	4,739	2007	2006
Pearland, TX	-	781	5,517	54	781	5,570	1,136	2006	2000
Pearland, TX	29,700	948	4,556	105	948	4,661	893	2006	2002
Pewaukee, WI	-	4,700	20,669	-	4,700	20,669	3,066	2007	2007
Phoenix, AZ	-	1,149	48,018	9,537	1,149	57,556	9,101	2006	1998
Pineville, NC	-	961	6,974	1,604	1,069	8,470	1,467	2006	1988
Plano, TX	-	5,423	20,752	18	5,423	20,770	4,487	2008	2007
Plano, TX	-	195	14,805	500	195	15,305	2,528	2005	1995
Plantation, FL	9,615	8,563	10,666	2,037	8,575	12,691	3,186	2006	1997
Plantation, FL	8,945	8,848	9,262	172	8,896	9,385	4,411	2006	1996
Plymouth, WI	1,722	1,250	1,870	-	1,250	1,870	138	2010	1991
Portland, ME	15,963	-	25,500	-	-	25,500	107	2011	2008
Raleigh, NC	-	1,486	11,200	-	1,486	11,200	292	2011	2007
Redmond, WA	-	5,015	26,697	-	5,015	26,697	1,025	2010	2011

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built

Rolla, MO	-	1,931	48,224	-	1,931	48,224	95	2011	2009
Roswell, NM	1,921	-	5,900	-	-	5,900	-	2011	2004
Roswell, NM	5,358	-	16,500	-	-	16,500	-	2011	2006
Roswell, NM	-	-	17,880	-	-	17,880	-	2011	2009
Ruston, LA	-	710	9,790	-	710	9,790	97	2011	1988
Sacramento, CA	-	866	12,756	785	866	13,540	2,255	2006	1990
San Antonio, TX	-	2,050	16,251	1,473	2,050	17,724	4,636	2006	1999
San Antonio, TX	-	-	17,303	-	-	17,303	3,061	2007	2007
San Bernardino, CA	-	3,700	14,300	462	3,700	14,762	1,243	2008	1993
San Diego, CA	-	-	22,003	1,464	-	23,467	1,897	2008	1992
Sarasota, FL	-	3,360	19,140	-	3,360	19,140	168	2011	2006
Seattle, WA	-	4,410	35,787	-	4,410	35,787	1,439	2010	2010
Sewell, NJ	-	-	53,360	4,149	-	57,509	5,653	2007	2009
Shakopee, MN	7,090	420	11,360	8	420	11,368	556	2010	1996
Shakopee, MN	12,065	640	18,089	-	640	18,089	626	2010	2007
Sheboygan, WI	1,768	1,012	2,216	-	1,012	2,216	166	2010	1958
Somerville, NJ	-	3,400	22,244	2	3,400	22,246	1,901	2008	2007
St. Louis, MO	7,433	-	17,247	1,101	336	18,012	3,254	2007	2001
St. Paul, MN	26,460	2,681	39,507	-	2,681	39,507	959	2011	2007
Stafford, VA	-	-	11,260	304	-	11,564	910	2008	2009
Suffern, NY	-	622	35,220	-	622	35,220	74	2011	2007
Suffolk, VA	-	1,530	10,979	154	1,530	11,133	914	2010	2007
Summit, WI	-	2,899	87,666	-	2,899	87,666	8,277	2008	2009
Tallahassee, FL	-	-	14,719	-	-	14,719	566	2010	2011
Tampa, FL	-	4,319	12,234	-	4,319	12,234	158	2011	2003
Tomball, TX	-	1,404	5,071	638	1,404	5,709	1,443	2006	1982
Trussville, AL	-	1,336	2,177	139	1,351	2,301	980	2006	1990
Tucson, AZ	-	1,302	4,925	541	1,302	5,466	1,080	2008	1995
Tulsa, OK	-	3,003	6,025	20	3,003	6,045	1,631	2006	1992
Van Nuys, CA	-	-	36,187	-	-	36,187	2,187	2009	1991
Viera, FL	-	1,600	10,600	-	1,600	10,600	265	2010	1998
Virginia Beach, VA	-	827	18,289	-	827	18,289	673	2011	2007
Voorhees, NJ	-	6,404	24,251	1,248	6,404	25,499	4,038	2006	1997
Webster, TX	-	360	5,940	8,178	2,418	12,060	2,549	2006	1991
Wellington , FL	6,197	-	13,697	497	388	13,806	2,178	2007	2003
Wellington, FL	6,909	107	16,933	226	107	17,158	2,710	2006	2000
West Allis, WI	2,379	1,106	3,309	-	1,106	3,309	295	2010	1961
West Palm Beach, FL	6,819	628	14,740	121	628	14,861	2,774	2006	1993
West Palm Beach, FL	6,293	610	14,618	115	610	14,733	3,365	2006	1991
West Seneca, NY	12,357	917	22,435	1,296	1,447	23,201	4,013	2007	1990
Yorkville, IL	-	1,419	2,816	73	1,419	2,889	782	2006	1980
Zephyrhills, FL	-	3,875	23,907	-	3,875	23,907	299	2011	1993

Medical facilities total	519,055	296,220	3,330,098	121,590	311,196	3,436,705	333,535

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built

Assets held for sale:
Austell, GA	$-	$2,223	$5,582	$-	$2,223	$5,582	$-	2006	1999
Boynton Beach, FL	10,187	214	5,611	-	214	5,611	-	2007	2004
Chicago, IL	-	-	1,250	-	-	1,250	-	2002	1979
Okatie, SC	-	171	8,736	-	171	8,736	-	2007	1998
Norwalk, CT	-	410	2,640	-	410	2,640	-	2004	1998
Tempe, AZ	-	-	9,277	-	-	9,277	-	2007	1971
Assets held for sale total	10,187	3,018	33,097	-	3,018	33,097	-

(1) Represents real property asset associated with a capital lease.

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Segment	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation

Seniors housing triple-net	$258,600	$575,231	$6,992,506	$293,078	$576,701	$7,284,115	$642,910
Seniors housing operating	1,317,849	223,614	2,678,007	108,366	228,859	2,781,126	218,031
Medical facilities	519,055	296,220	3,330,098	121,590	311,196	3,436,705	333,535
Construction in progress	-	-	189,502	-	-	189,502	-
Total continuing operating properties	2,095,504	1,095,065	13,190,113	523,034	1,116,756	13,691,448	1,194,476

Assets held for sale	10,187	3,018	33,097	-	3,018	33,097	-
Total investments in real property owned	2,105,691	1,098,083	13,223,210	523,034	1,119,774	13,724,545	1,194,476

	Year Ended December 31,
	2011	2010	2009

Reconciliation of real property:	(in thousands)
Investment in real estate:
Balance at beginning of year	$8,992,495	$6,336,291	$5,979,575
Additions:
Acquisitions	4,525,737	1,707,421	67,673
Improvements	426,000	398,510	590,394
Conversions from loans receivable	-	10,070	-
Assumed other items, net	210,411	208,314	-
Assumed debt	961,928	559,508	-
Purchase price adjustments	-	-	665
Total additions	6,124,076	2,883,823	658,732
Deductions:
Cost of real estate sold	(250,047)	(216,300)	(260,956)
Reclassification of accumulated depreciation and amortization for assets held for sale	(10,011)	(10,372)	(15,837)
Impairment of assets	(12,194)	(947)	(25,223)
Total deductions	(272,252)	(227,619)	(302,016)
Balance at end of year(2)	$14,844,319	$8,992,495	$6,336,291

Accumulated depreciation:
Balance at beginning of year	$836,966	$677,851	$600,781
Additions:
Depreciation and amortization expenses	423,605	202,543	164,923
Amortization of above market leases	6,409	2,524	2,061
Total additions	430,014	205,067	166,984
Deductions:
Sale of properties	(63,997)	(31,919)	(74,244)
Reclassification of accumulated depreciation and amortization for assets held for sale	(8,507)	(14,033)	(15,670)
Total deductions	(72,504)	(45,952)	(89,914)
Balance at end of year	$1,194,476	$836,966	$677,851

(2) The aggregate cost for tax purposes for real property equals $13,604,448,000, $8,802,656,000 and $6,378,056,000 at December 31, 2011, 2010 and 2009, respectively.

Health Care REIT, Inc.
Schedule IV - Mortgage Loans on Real Estate
December 31, 2011
				(in thousands)
Description	Interest Rate	Final Maturity Date	Monthly Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage relating to one hospital in California	8.42%	12/01/17	$122,722	$-	$17,500	$17,500	$-
First mortgage relating to one hospital in California	9.89%	06/01/20	$153,140	-	17,500	13,906	-
First mortgage relating to one seniors housing facility in North Carolina	7.86%	04/30/15	$51,384	-	7,000	6,637	-
First mortgage relating to one medical office building in Georgia	6.50%	10/01/14	$38,556	-	6,100	6,083	-
First mortgage relating to one hospital in California	9.63%	01/14/14	$156,038	-	8,045	1,834	-
First mortgage relating to one seniors housing facility in Arizona	3.55%	01/01/13	$12,511	-	4,500	4,151	4,151
First mortgage relating to one senior housing facility in Texas	10.00%	09/01/12	$21,957	-	2,635	2,635	-
Two first mortgages relating to one medical office building in Georgia and one senior housing facility in Massachusetts	From 8.11% to 12.00%	From 1/1/12 to 10/1/14	From $773 to $2,000	-	1,000	316	-
Second mortgage relating to one hospital in California	9.48%	10/31/13	$138,048	13,906	13,000	2,778	-
Second mortgage relating to one seniors housing facility in Wisconsin	15.21%	01/15/15	$41,250	7,792	3,300	3,300	-
Second mortgage relating to one senior housing facility in New Hampshire	12.17%	10/01/16	$13,945	670	3,235	2,701	-
Second mortgage relating to one hospital in Massachusetts	12.17%	06/30/10	$16,900	4,100	2,243	2,093	2,093
Totals				$26,468	$86,058	$63,934	$6,244

	Year Ended December 31,
	2011	2010	2009
Reconciliation of mortgage loans:	(in thousands)
Balance at beginning of year	$109,283	$74,517	$137,292
Additions:
New mortgage loans	11,286	73,439	9,456
Total additions	11,286	73,439	9,456
Deductions:
Collections of principal	(50,579)	(10,540)	(54,696)
Conversions to real property	(4,000)	(10,070)	-
Charge-offs	-	(18,063)	(17,535)
Reclass to other real estate loans	(2,056)	-	-
Total deductions	(56,635)	(38,673)	(72,231)
Balance at end of year	$63,934	$109,283	$74,517

EXHIBIT INDEX

1.1(a)     Form of Equity Distribution Agreement, dated as of November 12, 2010, entered into by and between the Company and each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. (filed with the Commission as Exhibit 1.1 to the Company’s Form 8-K filed November 15, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

1.1(b)     Form of Amendment No. 1, dated September 1, 2011, to the Equity Distribution Agreements entered into by and between the Company and each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. (filed with the Commission as Exhibit 1.1 to the Company’s Form 8-K filed September 8, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(a)     Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(b)     Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(c)      Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(d)     Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed June 13, 2003 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(e)      Certificate of Designation of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A/A filed July 8, 2003 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(f)      Certificate of Designation of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 2.5 to the Company’s Form 8-A filed September 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(g)      Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.9 to the Company’s Form 10-Q filed August 9, 2007 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(h)     Certificate of Change of Location of Registered Office and of Registered Agent of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-Q filed August 6, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(i)       Certificate of Designation of 6% Series H Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-Q filed May 10, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(j)      Certificate of Designation of 6.50% Series I Cumulative Convertible Perpetual Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed March 7, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(k)     Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed May 10, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

3.2          Fourth Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed November 1, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(a)     Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 9, 2002 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(b)     Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 9, 2002 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(c)      Amendment No. 1, dated March 12, 2003, to Supplemental Indenture No. 1, dated as of September 6, 2002, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 14, 2003 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(d)     Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 24, 2003 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(e)      Amendment No. 1, dated September 16, 2003, to Supplemental Indenture No. 2, dated as of September 10, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.4 to the Company’s Form 8-K filed September 24, 2003 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(f)      Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed October 30, 2003 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(g)      Amendment No. 1, dated September 13, 2004, to Supplemental Indenture No. 3, dated as of October 29, 2003, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A., as successor to Fifth Third Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed September 13, 2004 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(h)     Supplemental Indenture No. 4, dated as of April 27, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed April 28, 2005 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(i)       Supplemental Indenture No. 5, dated as of November 30, 2005, to Indenture for Senior Debt Securities, dated as of September 6, 2002, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 30, 2005 (File No. 001-08923), and incorporated herein by reference thereto).

4.2(a)     Indenture, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed November 20, 2006 (File No. 001-08923), and incorporated herein by reference thereto).

4.2(b)     Supplemental Indenture No. 1, dated as of November 20, 2006, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 20, 2006 (File No. 001-08923), and incorporated herein by reference thereto).

4.2(c)      Supplemental Indenture No. 2, dated as of July 20, 2007, between the Company and The Bank of New York Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed July 20, 2007 (File No. 001-08923), and incorporated herein by reference thereto).

4.3(a)     Indenture, dated as of March 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 15, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.3(b)     Supplemental Indenture No. 1, dated as of March 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 15, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.3(c)      Amendment No. 1 to Supplemental Indenture No. 1, dated as of June 18, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed June 18, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.3(d)     Supplemental Indenture No. 2, dated as of April 7, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 7, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.3(e)      Amendment No. 1 to Supplemental Indenture No. 2, dated as of June 8, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed June 8, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.3(f)      Supplemental Indenture No. 3, dated as of September 10, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 13, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.3(g)      Supplemental Indenture No. 4, dated as of November 16, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 16, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.3(h)     Supplemental Indenture No. 5, dated as of March 14, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 14, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

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

10.1        Fifth Amended and Restated Loan Agreement, dated as of July 27, 2011, by and among the Company, the banks signatory thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, KeyBanc Capital Markets Inc., as a joint lead arranger, Deutsche Bank Securities Inc., as a joint lead arranger and documentation agent, KeyBank National Association, as administrative agent, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed August 2, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

10.2        Equity Purchase Agreement, dated as of February 28, 2011, by and among the Company, FC-GEN Investment, LLC and FC-GEN Operations Investment, LLC (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 28, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

10.3        Health Care REIT, Inc. Interest Rate & Currency Risk Management Policy adopted on May 6, 2004 (filed with the Commission as Exhibit 10.6 to the Company’s Form 10-Q filed July 23, 2004 (File No. 001-08923), and incorporated herein by reference thereto).

10.4(a)   The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995 (File No. 001-08923), and incorporated herein by reference thereto).*

10.4(b)   First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*

10.4(c)   Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*

10.4(d)   Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*

10.4(e)   Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(a)   Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(b)   First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(c)   Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/A filed October 27, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(a)   Amended and Restated Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed March 25, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(b)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(c)   Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.6 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(d)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.8 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(e)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(f)    Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.7 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(g)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.9 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(h)   Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(i)    Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(j)    Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(k)   Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(l)    Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.22 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(m)  Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.23 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(n)   Form of Restricted Stock Agreement for the Chief Executive Officer under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(o)   Form of Restricted Stock Agreement for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(p)   Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.24 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(q)   Form of Amendment to Deferred Stock Unit Grant Agreements for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.10 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(r)    Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.11 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(s)    Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.5 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7        Fifth Amended and Restated Employment Agreement, dated December 2, 2010, by and between the Company and George L. Chapman (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed December 8, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.8        Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Scott A. Estes (filed with the Commission as Exhibit 10.4 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.9        Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.3 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.10      Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Jeffrey H. Miller (filed with the Commission as Exhibit 10.8 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.11      Employment Agreement, dated January 19, 2009, between the Company and John T. Thomas (filed with the Commission as Exhibit 10.10 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.12      Third Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Erin C. Ibele (filed with the Commission as Exhibit 10.11 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.13      Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Daniel R. Loftus (filed with the Commission as Exhibit 10.12 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.14      Amended and Restated Consulting Agreement, dated December 29, 2008, between the Company and Fred S. Klipsch (filed with the Commission as Exhibit 10.5 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.15      Amended and Restated Consulting Agreement, dated December 29, 2008, between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.14 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.16      Amended and Restated Health Care REIT, Inc. Supplemental Executive Retirement Plan, dated December 29, 2008 (filed with the Commission as Exhibit 10.12 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.17      Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*

10.18      Summary of Director Compensation (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed February 25, 2011 (File No. 001-08923), and incorporated herein by reference thereto).*

12           Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).

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

24.3        Power of Attorney executed by Daniel A. Decker (Director).

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

24.12      Power of Attorney executed by Scott A. Estes (Executive Vice President and Chief Financial Officer and Principal Financial Officer).

24.13      Power of Attorney executed by Paul D. Nungester, Jr. (Senior Vice President and Controller and Principal Accounting Officer).

31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1        Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2        Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.

101.INS     XBRL Instance Document**

101.SCH   XBRL Taxonomy Extension Schema Document**

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB   XBRL Taxonomy Extension Label Linkbase Document**

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document**

*	Management Contract or Compensatory Plan or Arrangement.
**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) the Notes to Consolidated Financial Statements, (vi) Schedule III – Real Estate and Accumulated Depreciation and (vii) Schedule IV – Mortgage Loans on Real Estate.

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