Form 10-Q
period 2012-03-31
HEALTH CARE REIT INC /DE/
filed 2012-05-10
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, the registrant had 213,818,411 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Note)

Assets	(In thousands)
Real estate investments:
Real property owned:
Land and land improvements	$1,146,099	$1,116,756
Buildings and improvements	13,575,137	13,073,747
Acquired lease intangibles	497,389	428,199
Real property held for sale, net of accumulated depreciation	165,736	36,115
Construction in progress	150,750	189,502
Gross real property owned	15,535,111	14,844,319
Less accumulated depreciation and amortization	(1,272,922)	(1,194,476)
Net real property owned	14,262,189	13,649,843
Real estate loans receivable:
Real estate loans receivable	298,868	292,507
Less allowance for losses on loans receivable	-	-
Net real estate loans receivable	298,868	292,507
Net real estate investments	14,561,057	13,942,350
Other assets:
Equity investments	239,254	241,722
Goodwill	68,321	68,321
Deferred loan expenses	57,252	58,584
Cash and cash equivalents	469,217	163,482
Restricted cash	83,499	69,620
Receivables and other assets	381,134	380,527
Total other assets	1,298,677	982,256
Total assets	$15,859,734	$14,924,606

Liabilities and equity
Liabilities:
Borrowings under unsecured line of credit arrangement	$5,000	$610,000
Senior unsecured notes	4,436,103	4,434,107
Secured debt	2,353,856	2,112,649
Capital lease obligations	83,020	83,996
Accrued expenses and other liabilities	393,202	371,557
Total liabilities	7,271,181	7,612,309
Redeemable noncontrolling interests	34,535	33,650
Equity:
Preferred stock	1,297,917	1,010,417
Common stock	213,529	192,299
Capital in excess of par value	8,088,573	7,019,714
Treasury stock	(17,265)	(13,535)
Cumulative net income	1,952,320	1,893,806
Cumulative dividends	(3,134,255)	(2,972,129)
Accumulated other comprehensive income (loss)	(11,642)	(11,928)
Other equity	7,208	6,120
Total Health Care REIT, Inc. stockholders’ equity	8,396,385	7,124,764
Noncontrolling interests	157,633	153,883
Total equity	8,554,018	7,278,647
Total liabilities and equity	$15,859,734	$14,924,606

NOTE: The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

		Three Months Ended
		March 31,
		2012	2011

		(In thousands, except per share data)
	Revenues:
	Rental income	$267,358	$159,937
	Resident fees and services	158,174	71,286
	Interest income	8,141	11,709
	Other income	1,686	2,824
	Total revenues	435,359	245,756
	Expenses:
	Interest expense	92,712	56,902
	Property operating expenses	129,268	63,563
	Depreciation and amortization	125,955	70,743
	Transaction costs	5,579	36,065
	General and administrative	27,751	17,714
	Unrealized loss on derivatives	555	-
	Provision for loan losses	-	248
	Total expenses	381,820	245,235
	Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	53,539	521
	Income tax (expense) benefit	(1,470)	(129)
	Income from unconsolidated entities	1,532	1,543
	Income (loss) from continuing operations	53,601	1,935
	Discontinued operations:
	Gain (loss) on sales of properties	769	26,156
	Impairment of assets	-	(202)
	Income (loss) from discontinued operations, net	3,088	3,921
	Discontinued operations, net	3,857	29,875
	Net income	57,458	31,810
Less:	Preferred stock dividends	19,207	8,680
Less:	Net income (loss) attributable to noncontrolling interests(1)	(1,056)	(242)
	Net income (loss) attributable to common stockholders	$39,307	$23,372

	Average number of common shares outstanding:
	Basic	199,661	154,945
	Diluted	201,658	155,485

	Earnings per share:
	Basic:
	Income (loss) from continuing operations
	attributable to common stockholders	$0.18	$(0.04)
	Discontinued operations, net	0.02	0.19
	Net income (loss) attributable to common stockholders*	$0.20	$0.15

	Diluted:
	Income (loss) from continuing operations
	attributable to common stockholders	$0.18	$(0.04)
	Discontinued operations, net	0.02	0.19
	Net income (loss) attributable to common stockholders*	$0.19	$0.15

	Dividends declared and paid per common share	$0.74	$0.69

	Total comprehensive income (loss) attributable to common stockholders	$57,744	$32,614

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(in thousands)

	Three Months Ended March 31, 2012
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,010,417	$192,299	$7,019,714	$(13,535)	$1,893,806	$(2,972,129)	$(11,928)	$6,120	$153,883	$7,278,647
Comprehensive income:
Net income (loss)					58,514				(678)	57,836
Other comprehensive income:
Unrealized gain (loss) on equity investments							8			8
Cash flow hedge activity							278			278
Total comprehensive income										58,122
Contributions by noncontrolling interests			874						7,227	8,101
Distributions to noncontrolling interests									(2,799)	(2,799)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		530	35,546	(3,730)				(294)		32,052
Proceeds from issuance of common stock		20,700	1,042,038							1,062,738
Proceeds from issuance of preferred stock	287,500		(9,599)							277,901
Option compensation expense								1,382		1,382
Cash dividends paid:
Common stock cash dividends						(142,919)				(142,919)
Preferred stock cash dividends						(19,207)				(19,207)
Balances at end of period	$1,297,917	$213,529	$8,088,573	$(17,265)	$1,952,320	$(3,134,255)	$(11,642)	$7,208	$157,633	$8,554,018

	Three Months Ended March 31, 2011
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total

Balances at beginning of period	$291,667	$147,155	$4,932,468	$(11,352)	$1,676,196	$(2,427,881)	$(11,099)	$5,697	$130,249	$4,733,100
Comprehensive income:
Net income (loss)					32,052				(250)	31,802
Other comprehensive income:
Unrealized gain (loss) on equity investments							322			322
Cash flow hedge activity							482			482
Total comprehensive income										32,606
Contributions by noncontrolling interests			6,017						27,486	33,503
Distributions to noncontrolling interests									(7,023)	(7,023)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		658	34,486	(2,128)				(353)		32,663
Proceeds from issuance of common stock		28,750	1,329,944							1,358,694
Proceeds from issuance of preferred stock	718,750		(22,009)							696,741
Option compensation expense								1,039		1,039
Cash dividends paid:
Common stock cash dividends						(102,040)				(102,040)
Preferred stock cash dividends						(8,680)				(8,680)
Balances at end of period	$1,010,417	$176,563	$6,280,906	$(13,480)	$1,708,248	$(2,538,601)	$(10,295)	$6,383	$150,462	$6,770,603

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31,
	2012	2011

	(In thousands)
Operating activities
Net income	$57,458	$31,810
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	127,422	74,768
Other amortization expenses	4,984	4,338
Provision for loan losses	-	248
Impairment of assets	-	202
Stock-based compensation expense	11,323	5,593
Unrealized loss on derivative	555	-
Income from unconsolidated entities	(1,532)	(1,543)
Rental income in excess of cash received	(10,125)	(1,418)
Amortization related to above (below) market leases, net	(252)	(658)
Loss (gain) on sales of properties	(769)	(26,156)
Distributions by unconsolidated entities	4,009	-
Increase (decrease) in accrued expenses and other liabilities	(6,156)	56,247
Decrease (increase) in receivables and other assets	(12,873)	(29,644)
Net cash provided from (used in) operating activities	174,044	113,787

Investing activities
Investment in real property, net of cash acquired	(570,200)	(683,352)
Capitalized interest	(2,420)	(4,665)
Investment in real estate loans receivable	(10,661)	(23,112)
Other investments, net of payments	22,438	(2,815)
Principal collected on real estate loans receivable	4,301	12,341
Contributions to unconsolidated entities	-	(602)
Distributions by unconsolidated entities	-	980
Decrease (increase) in restricted cash	(13,879)	45,797
Proceeds from sales of real property	32,584	44,048
Net cash provided from (used in) investing activities	(537,837)	(611,380)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	(605,000)	(300,000)
Proceeds from issuance of senior unsecured notes	-	1,381,086
Payments to extinguish senior unsecured notes	(22)	-
Net proceeds from the issuance of secured debt	111,000	-
Payments on secured debt	(42,568)	(5,906)
Net proceeds from the issuance of common stock	1,087,777	1,388,118
Net proceeds from the issuance of preferred stock	277,901	696,741
Decrease (increase) in deferred loan expenses	(2,324)	(8,339)
Contributions by noncontrolling interests(1)	8,367	95
Distributions to noncontrolling interests(1)	(3,477)	(7,057)
Cash distributions to stockholders	(162,126)	(110,720)
Net cash provided from (used in) financing activities	669,528	3,034,018
Increase (decrease) in cash and cash equivalents	305,735	2,536,425
Cash and cash equivalents at beginning of period	163,482	131,570
Cash and cash equivalents at end of period	$469,217	$2,667,995

Supplemental cash flow information:
Interest paid	$96,426	$35,081
Income taxes paid	2,596	31

(1)     Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in seniors housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of March 31, 2012, our broadly diversified portfolio consisted of 956 properties in 46 states. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily an indication of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

New Accounting Standards

     In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which requires incremental fair value disclosures in the notes to the financial statements.  We have adopted ASU 2011-04 effective January 1, 2012.  The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

     In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income.  We have adopted ASU 2011-05 effective January 1, 2012 and presented total comprehensive income on the consolidated statements of comprehensive income.  Further disclosures including reconciliation from net income to total comprehensive income will be required on an annual basis.  The provisions of ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” delayed the requirement to present certain reclassifications on the face of the financial statements.

3. Real Property Acquisition and Development

     Seniors Housing Triple-net Activity

     During the three months ended March 31, 2012, we completed the acquisition of three seniors housing properties operated by Senior Lifestyle Management LLC.  The total purchase price for the communities acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with our accounting policies.  Also during the three months ended March 31, 2012, we finalized our purchase price allocation of the previously acquired Genesis real estate assets. There were no material changes in the Genesis HealthCare Corporation purchase accounting allocation from those previously disclosed in Note 3 to our Annual Report on Form 10-K for the year ended December 31, 2011.  The following is our purchase price allocations and other seniors housing triple-net real property investment activity for the periods presented (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2012	March 31, 2011
	Amount	Amount

Land and land improvements	$5,950	$8,990
Buildings and improvements	89,333	105,340
Receivables and other assets	-	329
Total assets acquired	95,283	114,659
Assumed debt	-	(7,054)
Accrued expenses and other liabilities	(232)	(1,655)
Total liabilities assumed	(232)	(8,709)
Cash disbursed for acquisitions	95,051	105,950
Construction in progress additions	38,467	31,892
Less: Capitalized interest	(1,242)	(976)
Cash disbursed for construction in progress	37,225	30,916
Capital improvements to existing properties	9,948	3,235
Total cash invested in real property, net of cash acquired	$142,224	$140,101

     Seniors Housing Operating Activity

     During the three months ended March 31, 2012, we acquired six seniors housing properties which were added to our partnership with Belmont Village, LP to own and operate a portfolio of seniors housing communities. We own a 95% partnership interest and Belmont owns the remaining 5% interest and continues to manage the communities. The total purchase price for the communities acquired has been allocated to the tangible and identifiable intangible assets and liabilities as well as the noncontrolling interests based upon their respective fair values in accordance with our accounting policies.  The following is a summary of our seniors housing operating real property investment activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
	Amount	Amount

Land and land improvements	$18,980	$71,610
Building and improvements	174,467	968,727
Acquired lease intangibles	16,656	88,285
Restricted cash	-	8,185
Investment in unconsolidated entities	-	11,516
Receivables and other assets	1,182	3,455
Total assets acquired(1)	211,285	1,151,778
Secured debt	-	(585,657)
Accrued expenses and other liabilities	(1,649)	(39,043)
Total liabilities assumed	(1,649)	(624,700)
Capital in excess of par	-	(6,017)
Noncontrolling interests	(2,054)	(27,559)
Non-cash acquisition related activity	-	(24,646)
Cash disbursed for acquisitions	207,582	468,856
Capital improvements to existing properties	3,040	2,267
Total cash invested in real property, net of cash acquired	$210,622	$471,123

(1) Excludes $1,619,000 and $34,973,000 of cash acquired during the three months ended March 31, 2012 and 2011, respectively.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Medical Facilities Activity

     During the three months ended March 31, 2012, we acquired 12 medical office buildings and one hospital.  The total purchase price for the communities acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with our accounting policies.  The following is a summary of our medical facilities real property investment activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2012(2)	March 31, 2011
	Amount	Amount

Land and land improvements	$9,509	$6,981
Buildings and improvements	320,481	-
Acquired lease intangibles	39,619	-
Receivables and other assets	4,158	-
Total assets acquired	373,767	6,981
Secured debt	(172,856)	-
Accrued expenses and other liabilities	(9,255)	-
Total liabilities assumed	(182,111)	-
Cash disbursed for acquisitions	191,656	6,981
Construction in progress additions:	40,557	82,590
Less: Capitalized interest	(1,178)	(3,689)
Accruals(1)	(20,752)	(19,130)
Cash disbursed for construction in progress	18,627	59,771
Capital improvements to existing properties	7,071	5,376
Total cash invested in real property	$217,354	$72,128

(1) Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.
(2) Includes acquisitions with an aggregate purchase price of $363,136,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

     Development Conversions

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

	Three Months Ended
	March 31, 2012	March 31, 2011
Development projects:
Seniors housing triple-net	$23,859	$-
Medical facilities	93,676	105,940
Total development projects	117,535	105,940
Expansion projects	240	11,524
Total construction in progress conversions	$117,775	$117,464

     Transaction Costs

     Transaction costs primarily represent costs incurred with property acquisitions, including due diligence costs, fees for legal and valuation services and termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees and other acquisition-related costs.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	March 31, 2012	December 31, 2011
Assets:
In place lease intangibles	$385,367	$332,645
Above market tenant leases	42,597	35,973
Below market ground leases	58,604	51,316
Lease commissions	10,821	8,265
Gross historical cost	497,389	428,199
Accumulated amortization	(176,365)	(148,380)
Net book value	$321,024	$279,819

Weighted-average amortization period in years	16.6	17.0

Liabilities:
Below market tenant leases	$70,304	$67,284
Above market ground leases	5,894	5,020
Gross historical cost	76,198	72,304
Accumulated amortization	(22,971)	(21,387)
Net book value	$53,227	$50,917

Weighted-average amortization period in years	12.6	12.3

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Rental income related to above/below market tenant leases, net	$552	$926
Property operating expenses related to above/below market ground leases, net	(300)	(268)
Depreciation and amortization related to in place lease intangibles and lease commissions	(27,605)	(14,610)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2012	$83,732	$5,040
2013	39,211	6,191
2014	23,784	5,734
2015	21,440	4,750
2016	23,471	4,393
Thereafter	129,386	27,119
Totals	$321,024	$53,227

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Dispositions, Assets Held for Sale and Discontinued Operations

During the three months ended March 31, 2012, we sold four properties for net gains of $769,000.  At March 31, 2012, we had one medical facility and 32 seniors housing facilities that satisfied the requirements for held for sale treatment and such properties were properly recorded at the lesser of their estimated fair value less costs to sell or carrying value.  The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Real property dispositions:
Seniors housing triple-net	$-	$17,892
Medical facilities	31,815	-
Total dispositions	31,815	17,892
Add: Gain on sales of real property	769	26,156
Proceeds from real property sales	$32,584	$44,048

We have reclassified the income and expenses attributable to all properties sold prior to and held for sale at March 31, 2012 to discontinued operations.  Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt.  The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Rental income	$5,991	$12,125
Expenses:
Interest expense	1,010	2,428
Property operating expenses	426	1,751
Provision for depreciation	1,467	4,025
Income (loss) from discontinued operations, net	$3,088	$3,921

6. Real Estate Loans Receivable

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2012			March 31, 2011
	Seniors			Seniors
	Housing	Medical		Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$-	$-	$-	$11,807	$-	$11,807
Draws on existing loans	10,467	194	10,661	8,824	2,481	11,305
Net cash advances on real estate loans	10,467	194	10,661	20,631	2,481	23,112
Receipts on real estate loans receivable:
Loan payoffs	-	-	-	7,607	-	7,607
Principal payments on loans	3,689	612	4,301	2,653	2,081	4,734
Total receipts on real estate loans	3,689	612	4,301	10,260	2,081	12,341
Net advances (receipts) on real estate loans	$6,778	$(418)	$6,360	$10,371	$400	$10,771

We recorded no provision for loan losses during the three months ended March 31, 2012. At March 31, 2012, we had real estate loans with outstanding balances of $12,956,000 on non-accrual status but no allowance for loan losses.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Investments in Unconsolidated Entities

     During the year ended December 31, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). We acquired a 49% interest in a seven-building life science campus located at University Park in Cambridge, Massachusetts, which is immediately adjacent to the campus of the Massachusetts Institute of Technology.  In connection with these transactions, we invested $174,692,000 of cash which was recorded as an investment in unconsolidated entities on the balance sheet.  The results of operations for these properties have been included in our consolidated results of operations from the date of acquisition by the joint venture and are reflected in our statement of comprehensive income as income from unconsolidated entities.  The aggregate remaining unamortized basis difference of our investment in this joint venture of $4,818,000 at March 31, 2012 is primarily attributable to real estate and related intangible assets and will be amortized over the life of the related properties and included in the reported amount of income from unconsolidated entities. In addition, at March 31, 2012, we had other investments in unconsolidated entities with our ownership ranging from 10% to 50%.

8. Customer Concentration

     The following table summarizes certain information about our customer concentration as of March 31, 2012 (dollars in thousands):

	Number of	Total	Percent of
Concentration by investment:(1)	Properties(2)	Investment(2)	Investment(3)
Genesis HealthCare Corporation	150	$2,455,168	17%
Merrill Gardens, LLC	48	1,118,999	8%
Benchmark Senior Living	35	869,806	6%
Brandywine Senior Living, LLC	25	724,308	5%
Senior Living Communities, LLC	12	602,453	4%
Remaining portfolio	673	8,790,324	60%
Totals	943	$14,561,057	100%

_____________________

(1)     Merrill Gardens and Benchmark are in our seniors housing operating segment whereas the other top five customers are in our seniors housing triple-net segment.

(2)     Excludes our share of investments in unconsolidated entities.  Please see Note 7 for additional information.

(3)     Investments with our top five customers comprised 41% of total investments at December 31, 2011.

9. Borrowings Under Line of Credit Arrangements and Related Items

     At March 31, 2012, we had a $2,000,000,000 unsecured line of credit arrangement with a consortium of 31 banks with an option to upsize the facility by up to an additional $500,000,000 through an accordion feature, allowing for the aggregate commitment of up to $2,500,000,000.  The revolving credit facility is scheduled to expire July 27, 2015.  Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.60% at March 31, 2012). The applicable margin is based on certain of our debt ratings and was 1.35% at March 31, 2012. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.25% at March 31, 2012. Principal is due upon expiration of the agreement.  In addition, at March 31, 2012, we had a $5,000,000 unsecured revolving demand note outstanding and bearing interest at 1-month LIBOR plus 110 basis points.

     The following information relates to aggregate borrowings under the unsecured line of credit arrangements for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Balance outstanding at quarter end	$5,000	$-
Maximum amount outstanding at any month end	$897,000	$495,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$480,703	$319,222
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.65%	1.59%

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Senior Unsecured Notes and Secured Debt

We have $4,436,103,000 of senior unsecured notes with annual stated interest rates ranging from 3.00% to 8.00%. The carrying amounts of the senior unsecured notes represent the par value of $4,464,905,000 adjusted for any unamortized premiums or discounts and other basis adjustments related to hedging the debt with derivative instruments. See Note 11 for further discussion regarding derivative instruments.  During the three months ended March 31, 2011, we issued $400,000,000 of 3.625% senior unsecured notes due 2016, $600,000,000 of 5.25% senior unsecured notes due 2022 and $400,000,000 of 6.50% senior unsecured notes due 2041, generating net proceeds of $1,381,086,000.

We have secured debt totaling $2,353,856,000, collateralized by owned properties, with annual interest rates ranging from 1.2% to 8.0%. The carrying amounts of the secured debt represent the par value of $2,336,082,000 adjusted for any unamortized fair value adjustments on loan assumptions.  The carrying values of the properties securing the debt totaled $4,388,367,000 at March 31, 2012. During the three months ended March 31, 2012, we assumed $158,290,000 of first mortgage loans principal with an average rate of 5.9% secured by seven properties. During the three months ended March 31, 2012, we issued $111,000,000 of first mortgage loans principal with an average rate of 4.2% secured by two properties.  During the three months ended March 31, 2012, we extinguished $33,092,000 of first mortgage loans principal with an average rate of 4.3% secured by four properties.

Please see Note 19 regarding senior unsecured note and secured debt activity that occurred subsequent to March 31, 2012.

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2012, we were in compliance with all of the covenants under our debt agreements.

At March 31, 2012, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1)	Debt (1)	Totals
2012	$202,416 (2)	$224,279 (3)	$426,695
2013	300,000	170,693	470,693
2014	-	198,996	198,996
2015	250,000	182,288	432,288
2016	700,000	274,219	974,219
Thereafter	3,012,489	1,285,607	4,298,096
Totals	$4,464,905	$2,336,082	$6,800,987

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) $125,563,000 of convertible senior notes were redeemed in April 2012. Please see Note 19 for additional information.
(3) Approximately $185,000,000 of secured debt was extinguished in April 2012. Please see Note 19 for additional information.

11. Derivative Instruments

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates.  We may elect to use financial derivative instruments to hedge such interest rate exposures. These decisions are principally based on our policy to manage the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates.  In addition, the Chartwell transaction discussed in Note 19 exposes us to the potential loss associated with adverse changes in the Canadian Dollar to U.S. Dollar exchange rate.  We elected to manage this risk through the use of a forward exchange contract.

     Derivatives are recorded at fair value on the balance sheet as assets or liabilities.  The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments.  Fair values of our interest rate swap agreements are estimated by pricing models that consider the forward yield curves and discount rates.  The fair value of our forward exchange contracts are estimated by pricing models that consider foreign currency spot rates, forward trade rates and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

Interest Rate Swap Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  As of March 31, 2012, we had eight interest

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

rate swaps for a total aggregate notional amount of $135,445,000.  The swaps hedge interest payments associated with long-term LIBOR based borrowings and mature between December 31, 2012 and December 31, 2013.   Approximately $2,152,000 of losses, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

Forward Exchange Contracts not Designated as Hedging Instruments

     On February 15, 2012, we entered into a forward exchange contract to purchase $250,000,000 Canadian Dollars at a fixed rate in the future.  The forward contract was used to limit exposure to fluctuations in the Canadian Dollar to U.S. Dollar exchange rate associated with our initial cash investment funded for the Chartwell transaction discussed in Note 19.

     The following presents the impact of derivative instruments on the statement of comprehensive income and OCI for the periods presented (dollars in thousands):

		Three Months Ended
		March 31,
	Location	2012	2011
Gain (loss) on interest rate swap recognized in
OCI (effective portion)	n/a	$739	$892
Gain (loss) on interest rate swaps reclassified from
AOCI into income (effective portion)	Interest expense	461	410
Gain (loss) on interest rate swap recognized in income
(ineffective portion and amount excluded from
effectiveness testing)	Realized loss	n/a	n/a
Gain (loss) on forward exchange contracts recognized
in income (ineffective portion and amount excluded
from effectiveness testing)	Unrealized loss	(555)	-

12. Commitments and Contingencies

     At March 31, 2012, we had five outstanding letter of credit obligations totaling $5,515,000 and expiring between 2012 and 2014.

     At March 31, 2012, we had outstanding construction in process of $150,750,000 for leased properties and were committed to providing additional funds of approximately $240,765,000 to complete construction. At March 31, 2012, we had contingent purchase obligations totaling $50,818,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with Accounting Standards Codification (“ASC”) Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At March 31, 2012, we had operating lease obligations of $396,101,000 relating to certain ground leases and company office space and capital lease obligations of $88,470,000 relating to certain investment properties. We incurred rental expense relating to company office space of $290,000 for the three months ended March 31, 2012 as compared to $515,000 for the same period in 2011. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At March 31, 2012, aggregate future minimum rentals to be received under these noncancelable subleases totaled $43,108,000.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Stockholders’ Equity

     The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	March 31, 2012	December 31, 2011
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	37,224,854	25,724,854
Outstanding shares	37,224,854	25,724,854

Common Stock, $1.00 par value:
Authorized shares	400,000,000	400,000,000
Issued shares	214,078,223	192,604,918
Outstanding shares	213,682,073	192,275,248

     Preferred Stock.  During the three months ended March 31, 2012, we issued 11,500,000 shares of 6.50% Series J Cumulative Redeemable Preferred Stock.  These shares have a liquidation value of $25.00 per share.  Dividends are payable quarterly in arrears.  Please see Note 19 regarding preferred stock activity that occurred subsequent to March 31, 2012. During the three months ended March 31, 2011, we issued 14,375,000 shares of 6.50% Series I Cumulative Convertible Perpetual Preferred Stock.  These shares have a liquidation value of $50.00 per share.  Dividends are payable quarterly in arrears.  The Series I preferred stock is not redeemable by us.  These preferred shares are convertible, at the holder’s option, into 0.8460 shares of common stock (equal to an initial conversion price of approximately $59.10).

     Common Stock. The following is a summary of our common stock issuances during the three months ended March 31, 2012 and 2011 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

March 2011 public issuance	28,750,000	$49.25	$1,415,938	$1,358,694
2011 Dividend reinvestment plan issuances	574,652	48.42	27,822	27,822
2011 Option exercises	37,922	42.24	1,602	1,602
2011 Totals	29,362,574		$1,445,362	$1,388,118

Febraury 2012 public issuance	20,700,000	$53.50	$1,107,450	$1,062,737
2012 Dividend reinvestment plan issuances	429,058	54.61	23,429	23,429
2012 Option exercises	43,047	37.42	1,611	1,611
2012 Totals	21,172,105		$1,132,490	$1,087,777

Comprehensive Income

     The following is a summary of accumulated other comprehensive income (loss) as of the dates indicated (in thousands):

	March 31, 2012	December 31, 2011
Unrecognized losses on cash flow hedges	$(8,283)	$(8,561)
Unrecognized losses on equity investments	(612)	(619)
Unrecognized actuarial losses	(2,747)	(2,748)
Totals	$(11,642)	$(11,928)

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of comprehensive income (loss) for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Unrecognized gains on cash flow hedges	$278	$482
Unrecognized gains on equity investments	8	322
Total other comprehensive income (loss)	286	804
Net income attributable to controlling interests	58,514	32,052
Comprehensive income (loss) attributable to controlling interests	58,800	32,856
Net and comprehensive income (loss) attributable to noncontrolling interests(1)	(1,056)	(242)
Total comprehensive income (loss) attributable to common stockholders	$57,744	$32,614

(1) Includes amounts attributable to redeemable noncontrolling interests.

14. Stock Incentive Plans

     Our Amended and Restated 2005 Long-Term Incentive Plan authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan continued to vest through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three years for non-employee directors to five years for officers and key employees. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $11,323,000 and $5,593,000 for the three months ended March 31, 2012 and 2011, respectively. The increase is primarily attributable to the impact of special non-cash retention and performance based stock awards for executive officers.

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2012	2011
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$39,307	$23,372

Denominator for basic earnings per
share - weighted average shares	199,661	154,945
Effect of dilutive securities:
Employee stock options	223	190
Non-vested restricted shares	280	215
Convertible senior unsecured notes	1,494	135
Dilutive potential common shares	1,997	540
Denominator for diluted earnings per
share - adjusted weighted average shares	201,658	155,485

Basic earnings per share	$0.20	$0.15
Diluted earnings per share	$0.19	$0.15

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The diluted earnings per share calculations exclude the dilutive effect of 388,000 and 0 stock options for the three months ended March 31, 2012 and 2011, respectively, because the exercise prices were more than the average market price.  The Series H Cumulative Convertible and Redeemable Preferred Stock and Series I Cumulative Convertible Perpetual Preferred Stock were not included in the calculations as the effect of conversions into common stock was anti-dilutive.

16. Disclosure about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Mortgage Loans and Other Real Estate Loans Receivable — The fair value of mortgage loans and other real estate loans receivable is generally estimated by using level two and level three inputs such as discounting the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Cash and Cash Equivalents — The carrying amount approximates fair value.

Available-for-sale Equity Investments — Available-for-sale equity investments are recorded at their fair value based on publicly available trading prices.

Borrowings Under Unsecured Line of Credit Arrangements — The carrying amount of the unsecured line of credit arrangements approximates fair value because the borrowings are interest rate adjustable.

Senior Unsecured Notes — The fair value of the senior unsecured notes payable was estimated based on publicly available trading prices.

Secured Debt — The fair value of fixed rate secured debt is estimated using level two inputs by discounting the estimated future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities.  The carrying amount of variable rate secured debt approximates fair value because the borrowings are interest rate adjustable.

Interest Rate Swap Agreements — Interest rate swap agreements are recorded as assets or liabilities on the balance sheet at fair market value.  Fair market value is estimated by utilizing pricing models that consider forward yield curves and discount rates.

Foreign Currency Forward Contracts — Foreign currency forward contracts are recorded as assets or liabilities on the balance sheet at fair market value.  Fair market value is determined by estimating the future value of the currency pair based on existing exchange rates, comprised of current spot and traded forward points, and present valuing the net amount using a discount factor based on observable traded interest rates.

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Mortgage loans receivable	$63,625	$64,288	$63,934	$64,194
Other real estate loans receivable	235,243	236,195	228,573	231,308
Available-for-sale equity investments	988	988	980	980
Cash and cash equivalents	469,217	469,217	163,482	163,482

Financial liabilities:
Borrowings under unsecured line of credit arrangements	$5,000	$5,000	$610,000	$610,000
Senior unsecured notes	4,436,103	4,841,110	4,434,107	4,709,736
Secured debt	2,353,856	2,468,979	2,112,649	2,297,278
Interest rate swap agreements	2,205	2,205	2,854	2,854
Foreign currency forward contract	555	555	-	-

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	Fair Value Measurements as of March 31, 2012
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$988	$988	$-	$-
Interest rate swap agreements(2)	(2,205)	-	(2,205)	-
Foreign currency forward contract(2)	(555)	-	(555)	-
Totals	$(1,772)	$988	$(2,760)	$-

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Segment Reporting

     We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our three business segments: seniors housing triple-net, seniors housing operating and medical facilities. Our seniors housing triple-net properties include skilled nursing/post-acute facilities, assisted living facilities, independent living/continuing care retirement communities and combinations thereof. Under the seniors housing triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties.   Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our seniors housing operating properties include assisted living facilities and independent living/continuing care retirement communities that are owned and operated through RIDEA (see Note 18) partnership structures.  Our primary medical facility properties include medical office buildings, hospitals and life science buildings.  Our medical office buildings are typically leased to multiple tenants and generally require a certain level of property management. Our hospital investments are structured similar to our seniors housing triple-net investments.  Our life science investments represent investments in an unconsolidated entity (see Note 7 for additional information).  The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments.  There are no intersegment sales or transfers. We evaluate performance based upon net operating income from continuing operations (“NOI”) of each segment. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, transaction costs, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.  Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income.

     Summary information for the reportable segments for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$172,894	$-	$94,464	$-	$267,358
Resident fees and services	-	158,174	-	-	158,174
Interest income	5,877	-	2,264	-	8,141
Other income	848	-	603	235	1,686
Total revenues	179,619	158,174	97,331	235	435,359

Property operating expenses	-	(107,243)	(22,025)	-	(129,268)
Net operating income from continuing operations	179,619	50,931	75,306	235	306,091

Reconciling items:
Interest expense	(2,522)	(15,835)	(10,239)	(64,116)	(92,712)
Unrealized loss on derivatives	-	(555)	-	-	(555)
Depreciation and amortization	(52,226)	(39,773)	(33,956)	-	(125,955)
General and administrative	-	-	-	(27,751)	(27,751)
Transaction costs	(1,523)	(1,578)	(2,478)	-	(5,579)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$123,348	$(6,810)	$28,633	$(91,632)	$53,539

Total assets	$7,916,935	$3,211,595	$4,162,288	$568,916	$15,859,734

Three Months Ended March 31, 2011:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$95,784	$-	$64,153	$-	$159,937
Resident fees and services	-	71,286	-	-	71,286
Interest income	9,379	-	2,330	-	11,709
Other income	507	-	1,786	531	2,824
Total revenues	105,670	71,286	68,269	531	245,756

Property operating expenses	-	(49,272)	(14,291)	-	(63,563)
Net operating income from continuing operations	105,670	22,014	53,978	531	182,193

Reconciling items:
Interest expense	(148)	(6,527)	(6,782)	(43,445)	(56,902)
Depreciation and amortization	(27,674)	(20,131)	(22,938)	-	(70,743)
General and administrative	-	-	-	(17,714)	(17,714)
Transaction costs	(3,996)	(32,069)	-	-	(36,065)
Provision for loan losses	(248)	-	-	-	(248)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$73,604	$(36,713)	$24,258	$(60,628)	$521

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes and Distributions

     To qualify as a real estate investment trust for federal income tax purposes, at least 90% of taxable income (excluding 100% of net capital gains) must be distributed to stockholders. Real estate investment trusts that do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The main differences between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, basis differences in acquisitions, differing useful lives and depreciation and amortization methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes.  At March 31, 2012, we continued to qualify as a real estate investment trust, and no federal provision has been reflected due to distributions made to stockholders of at least 100% of taxable income for the three months ended March 31, 2012.

     At March 31, 2012, we had no U.S. federal tax losses from our taxable REIT subsidiaries (“TRS”), and no apportioned state tax losses available for carry-forward.  Income tax expense reflected in the financial statements primarily represents federal, state and local income taxes as well as amounts related to uncertain tax positions as discussed below.  As a result of certain acquisitions, we are subject to corporate level taxes for related asset dispositions for the period March 31, 2012 through March 31, 2021 (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to (a) the excess of the fair value of the asset as of March 31, 2021 over its adjusted tax basis as of March 31, 2021, or (b) the actual amount of gain, whichever of (a) and (b) is lower. Some but not all gains recognized during this period of time could be offset by available net operating losses and capital loss carry-forwards. We have not recorded a deferred tax liability as a result of the potential built-in gains tax based on our intentions with respect to such properties and available tax planning strategies.

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

     Through March 31, 2012, we have entered into five joint ventures that were structured under RIDEA. No new joint ventures were entered into during the three months ended March 31, 2012 that were structured under RIDEA. Resident level rents and related operating expenses for these facilities are reported in the consolidated financial statements and are subject to federal taxes as the operations of such facilities are included in a TRS.

We apply the rules under ASC 740-10 “Accounting for Uncertainty in Income Taxes” for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority.

     The entire balance of unrecognized tax benefits as of March 31, 2012 of $6,098,000 (exclusive of accrued interest and penalties) relates to the April 1, 2011 Genesis transaction and is included in accrued expenses and other liabilities on the consolidated balance sheet.  As a part of the Genesis acquisition, we received full indemnification from FC-GEN Operations Investment, LLC covering income taxes or other taxes as well as  interest and penalties relating to tax positions taken by FC-GEN Operations Investment, LLC prior to the acquisition.  As of March 31, 2012, we had $8,090,000 reserved for uncertain tax positions pursuant to ASC 740-10 inclusive of interest and penalties, and had recorded an offsetting indemnification asset for the same amount in receivables and other assets on the consolidated balance sheets.  Such indemnification asset is reviewed for collectability periodically.  We have estimated that an additional $5,087,000 to $28,193,000 could be subject to collection under the indemnification agreement provided an unfavorable assessment is made relating to income tax positions that we currently believe are more likely than not to be sustained.

     There were $206,000 of uncertain tax positions as of March 31, 2012 for which it is reasonably possible that the amount of unrecognized tax benefits would decrease during 2012.  Interest and penalties totaled $215,000 in expense for the three months ended March 31, 2012 and were recorded as income tax expense in the consolidated statements of comprehensive income with an offsetting amount recorded in other income relating to the increase in the indemnification asset. As of March 31, 2012, $1,862,000 of interest and penalties were accrued related to income taxes.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19. Subsequent Events

     Preferred Stock Redemptions.  On April 2, 2012, we completed redemptions of all $100 million (4 million shares) of our 7.875% Series D and $175 million (7 million shares) of our 7.625% Series F cumulative redeemable preferred stock.

     Debt Activity.  On April 3, 2012, we completed the issuance of $600 million of 4.125% senior unsecured notes due 2019, generating approximately $594 million in proceeds.  As of April 25, 2012, we received notices of conversion from holders of $125 million of our 4.75% convertible senior unsecured notes.  Conversion into common shares will occur prior to June 30, 2012.  The remaining $162 thousand of these notes were redeemed on April 26, 2012.  Additionally, during the month ended April 30, 2012, we completed extinguishments of approximately $185 million of secured debt bearing a weighted-average interest rate of 4.25%.

     Chartwell Transaction.  On May 1, 2012, we completed a transaction partnering with Chartwell Seniors Housing Real Estate Investment Trust to own and operate a portfolio of 42 seniors housing and care communities located in Canada.  This transaction has been structured under RIDEA with 39 facilities owned 50% by us and 50% by Chartwell, and three facilities wholly owned by us. Our investment of approximately $509.5 million was funded through a combination of cash and the pro rata assumption of secured debt. Chartwell will provide management services to the communities under an incentive-based management contract.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2011, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Summary

Company Overview

     Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of seniors housing and health care real estate since the company was founded in 1970.  We are an S&P 500 company headquartered in Toledo, Ohio and our portfolio spans the full spectrum of seniors housing and health care real estate, including seniors housing communities, skilled nursing/post-acute facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.  The following table summarizes our portfolio as of March 31, 2012:

	Investments	Percentage of	Number of	# Beds/Units		Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.		metric(1)		States

Seniors housing triple-net	$4,142,467	27.7%	286	25,896	units	$163,233	per unit	39

Skilled nursing/post-acute	3,515,157	23.5%	307	39,803	beds	89,444	per bed	28

Seniors housing operating	2,962,709	19.8%	118	13,193	units	224,567	per unit	22

Hospitals	921,629	6.2%	37	2,209	beds	417,215	per bed	17

Medical office buildings(2)	3,064,541	20.5%	201	12,100,555	sq. ft.	262	per sq. ft.	29

Life science buildings(2)	336,239	2.3%	7			n/a		1

Totals	$14,942,742	100.0%	956					46

(1) Investment per metric was computed by using the total committed investment amount of $15,183,507,000, which includes net real estate investments, our share of investments in unconsolidated entities and unfunded construction commitments for which initial funding has commenced which amounted to $14,561,057,000, $381,685,000 and $240,765,000, respectively.

(2) Includes our share of investments in unconsolidated entities. Please see Note 7 to our unaudited financial statements for additional information.

Health Care Industry

     The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future. The Centers for Medicare and Medicaid Services (“CMS”) projects that national health expenditures will rise to $3.5 trillion in 2015 or 18.2% of gross domestic product (“GDP”). The average annual growth in national health expenditures for 2009 through 2019 is expected to be 6.3%, which is 0.2% faster than pre−health care reform estimates.

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

Health Reform Laws

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amends the PPACA (collectively, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or the operators and tenants of our properties. Some provisions of the Health Reform Laws may have a positive impact on our operators’ or tenants’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our operators or tenants by, for example, altering the market basket adjustments for certain types of health care facilities. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators and tenants provide to our respective employees.   We cannot predict whether the existing Health Reform Laws, or future health care reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well.  On February 2, 2011, the U.S. Senate refused to pass an overhaul repeal of the Health Reform Laws, and the focus has now shifted to attempts to repeal or amend individual sections of the Health Reform Laws. Further, federal courts are also considering, and in some cases have ruled on, the legality of the Health Reform Laws. The United States Supreme Court has agreed to review the constitutionality of the Health Reform Laws and heard arguments on March 26, 2012 through March 28, 2012.  We cannot predict whether any of these attempts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators and tenants.

Impact to Reimbursement of the Operators and Tenants of Our Properties. The Health Reform Laws provide for various changes to the reimbursement that our operators and tenants may receive. One such change is a reduction to the market basket adjustments for inpatient acute hospitals, long−term care hospitals, inpatient rehabilitation facilities, home health agencies, psychiatric hospitals, hospice care and outpatient hospitals.  Since 2010, the otherwise applicable percentage increase to the market basket for inpatient acute hospitals has decreased.  Beginning in 2012, inpatient acute hospitals will also face a downward adjustment of the annual percentage increase to the market basket rate by a “productivity adjustment.” The productivity adjustment may cause the annual percentage increase to be less than zero, which would mean that inpatient acute hospitals could face payment rates for a fiscal year that are less than the payment rates for the preceding year.

A similar productivity adjustment also applies to skilled nursing facilities beginning in 2012, which means that the payment rates for skilled nursing facilities may decrease from one year to the next. Long−term care hospitals have faced a specified percentage

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

decrease in their annual update for discharges since 2010. Additionally, beginning in 2012, long−term care hospitals will be subject to the productivity adjustments, which may decrease the federal payment rates for long−term care hospitals. Similar productivity adjustments and other adjustments to payment rates have applied to inpatient rehabilitation facilities, psychiatric hospitals and outpatient hospitals since 2010.

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

Additionally, under the Health Reform Laws, beginning in fiscal year 2015, Medicare payments will decrease to hospitals for treatment associated with hospital acquired conditions. This decreased payment rate may negatively impact our operators or tenants. To account for excess readmissions, the Health Reform Laws also call for a reduction of 1% in payments for those hospitals with higher−than−average risk−adjusted readmission rates beginning October 1, 2012, 2% beginning in fiscal year 2014, and 3% from fiscal year 2015 onward. These reductions in payments to our operators or tenants may affect their ability to make payments to us.

The Health Reform Laws additionally call for the creation of the Independent Payment Advisory Board (the “Board”), which will be responsible for establishing payment polices, including recommendations in the event that Medicare costs exceed a certain threshold. Proposals for recommendations submitted by the Board prior to December 31, 2018 may not include recommendations that would reduce payments for hospitals, skilled nursing facilities, and physicians, among other providers, prior to December 31, 2019.  On March 22, 2012, the House of Representatives approved legislation that would repeal the Independent Payment Advisory Board.  While that legislation is virtually certain to be rejected or ignored in the Senate, the IPAB continues to be a target for repeal.  The ultimate success of the repeal effort is likely to depend on the outcome of the November elections.

The Health Reform Laws also create other mechanisms that could permit significant changes to payment. For example, the Health Reform Laws establish the Center for Medicare and Medicaid Innovation to test innovative payment and service delivery models to reduce program expenditures through the use of demonstration programs that can waive existing reimbursement methodologies. As another example, on November 2, 2011, CMS published the final rule implementing section 3022 of the Health Reform Laws, which contains provisions relating to Medicare payment to providers and suppliers participating in Accountable Care Organizations (“ACOs”) under the Medicare Shared Servings Program. Under the program, Medicare will share a percentage of savings with ACOs that meet certain quality and saving requirements, thereby allowing providers to receive incentive payments in addition to their traditional fee−for−service payments. Under the program, more experienced providers may assume the risk of losses in exchange for greater potential rewards: ACOs may share up to 50% of the savings under the one−sided model and up to 60% of the savings under the two−sided model, depending on their quality and performance. The amount of shared losses for which an ACO is liable in the two−sided model may not exceed the following percentages of its updated benchmark: 5% in the first performance year, 7.5% in the second year, and 10% in the third year. These shared losses could affect the ability of ACO operators or tenants to meet their financial obligations to us. The Health Reform Laws also provide additional Medicaid funding to allow states to carry out mandated expansion of Medicaid coverage to certain financially−eligible individuals beginning in 2014, and also permit states to expand their Medicaid coverage to these individuals as early as April 1, 2010, if certain conditions are met.   The Health Reform Laws also extend certain payment rules related to long−term acute care hospitals found in the Medicare, Medicaid, and SCHIP Extension Act of 2007.

Additionally, although the Health Reform Laws delayed  implementation of the Resource Utilization Group, Version Four (“RUG−IV”), which revises the payment classification system for skilled nursing facilities, the Medicare and Medicaid Extenders Act of 2010 repealed this delay retroactively to October 1, 2010. The Health Reform Laws also extend certain payment rules related to long−term acute care hospitals found in the Medicare, Medicaid, and SCHIP Extension Act of 2007.

Finally, many other changes resulting from the Health Reform Laws, or implementing regulations, or guidance may negatively impact our operators and tenants. We will continue to monitor and evaluate the Health Reform Laws and implementing regulations and guidance to determine other potential effects of the reform.

Impact of Fraud and Abuse Provisions. The Health Reform Laws revise health care fraud and abuse provisions that will affect our operators and tenants. Specifically, the Health Reform Laws allow for up to treble damages under the Federal False Claims Act for violations related to state−based health insurance exchanges authorized by the Health Reform Laws, which will be implemented beginning in 2014. The Health Reform Laws also impose new civil monetary penalties for false statements or actions that lead to delayed inspections, with penalties of up to $15,000 per day for failure to grant timely access and up to $50,000 for a knowing violation. Additionally, the Health Reform Laws require certain entities – including providers, suppliers, Medicaid managed care organizations, Medicare Advantage organizations, and prescription drug program sponsors – to report and return overpayments to the appropriate payer by the later of (a) sixty (60) days after the date the overpayment was “identified,” or (b) the date that the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“corresponding cost report” is due. The entity also must notify the payer in writing of the reason for the overpayment. A violation of these requirements may result in criminal liability, civil liability under the FCA, and/or exclusion from the federal health care programs. On February 14, 2012, CMS published a proposed rule implementing the Health Reform Laws requirement that health care providers and suppliers report and return self−identified overpayments by the later of 60 days after the date the overpayment was identified, or the date any corresponding cost report is due, if applicable. The Health Reform Laws also amend the Federal Anti−Kickback Statute to state that any items or services “resulting from” a violation of the Anti−Kickback Statute constitutes a “false or fraudulent claim” under the Federal False Claims Act. The Health Reform Laws also provide for additional funding to investigate and prosecute health care fraud and abuse. Accordingly, the increased penalties under the Health Reform Laws for fraud and abuse violations may have a negative impact on our operators and tenants in the event that the government brings an enforcement action or subjects them to penalties.

Further, as recently as February 2, 2011, CMS published final rulemaking to implement the enhanced provider and supplier screening provisions called for in the Health Reform Laws. Under the final rule, beginning March 25, 2011, all enrolling and participating providers and suppliers are assessed an annual administrative fee and are placed in one of three risk levels (limited, moderate, and high) based on an assessment of the individual’s or entity’s overall risk of fraud, waste and abuse. This rule also allows for the temporary suspension of Medicare payments to providers or suppliers in the event CMS receives credible information that an overpayment, fraud, or willful misrepresentation has occurred. The Health Reform Laws granted the Secretary of the Department of Health and Human Services significant discretionary authority to suspend, exclude, or impose fines on providers and suppliers based on the agency’s determination that such a provider or supplier is “high−risk,” and, as a result, this final rulemaking has the potential to materially adversely affect our operators and tenants who may be evaluated under the enhanced screening process.

However, in light of the implementation of those Health Reform Laws provisions relating to Medicare payment to providers and suppliers participating in ACOs under the Medicare Shared Savings Program, on November 2, 2011, CMS and OIG jointly published the final rule establishing waivers of certain fraud and abuse laws to ACOs. These waivers include automatic AKS, Stark, and CMP waivers that may be applied in certain situations and that will apply uniformly to each ACO, ACO participant, and ACO provider/supplier. Notably, the final rule states that CMS and OIG intend to closely monitor ACOs through June 2013 to ensure that these waivers are not causing “undesirable effects” and need to be narrowed to prevent fraud and abuse.

Additionally, provisions of Title VI of the Health Care Reform Laws are designed to increase transparency and program integrity by skilled nursing facilities, other nursing facilities and similar providers. Specifically, skilled nursing facilities and other providers and suppliers will be required to institute compliance and ethics programs. Additionally, the Health Reform Laws make it easier for consumers to file complaints against nursing homes by mandating that states establish complaint websites. The provisions calling for enhanced transparency will increase the administrative burden and costs on these providers.

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

On August 1, 2011, CMS issued a final rule updating the long−term acute care hospital prospective payment system for fiscal year 2012. Among other things, the final rule increased payment rates for acute care hospitals by 1% and long−term care hospitals by 1.8%. In the rule, CMS included a negative 2%, rather than the proposed negative 3.15%, documentation and coding adjustment for long−term care hospitals. CMS also released a final rulemaking for the prospective payment system and consolidated billing for skilled nursing facilities for fiscal year 2012 on August 8, 2011, which included the 11.1%, or $3.87 billion, decrease in RUG payments made to skilled nursing facilities previously discussed. CMS announced that the reasons for this rate reduction were to correct for the unintended spike in payment levels, particularly those associated with higher paying RUGs, and to align reimbursement with cost. As part of these changes, effective October, 1, 2011, all rate categories will be updated for the full market basket; increase of 2.7%, less a 1% productivity adjustment required by Section 3401(b) of the Health Reform Laws.  On April 25, 2012, CMS published a proposed rule which sets forth acute care and long-term care hospital payment rate changes for the 2013 fiscal year.  Specifically, CMS proposes to increase the Medicare rates for inpatient stays at acute care hospitals by 2.3% for those hospitals that successfully participate in the Hospital Inpatient Quality Reporting Program, while those that do not successfully participate in that program would receive a 2.0% reduction.  CMS also proposes to increase Medicare payment rates to long-term care hospitals by

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

1.9%.

CMS annually adjusts the Medicare Physician Fee Schedule payment rates based on an update formula that includes application of the Sustainable Growth Rate (“SGR”). On November 1, 2011, CMS published the calendar year 2012 Physician Fee Schedule final rule with comment period.  Most notably, the final rule calls for a negative 27.4% update for 2012 under the statutory SGR formula.  In February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which blocks the cut through the end of 2012. Also discussed in the final rule are at least two initiatives that could negatively impact the reimbursement levels received by our operators and tenants. CMS is expanding its multiple procedure payment reduction policy to the professional interpretation of advance imaging services to recognize the overlapping activities that go into valuing these services. In addition, the rule finalizes quality and cost measures that will be used in establishing a new value−based modifier that would adjust physician payments based on whether they are providing higher quality and more efficient care. The Health Reform Laws require CMS to begin making payment adjustments to certain physicians and physician groups on January 1, 2015, and to apply the modifier to all physicians by January 1, 2017. The rule finalizes calendar year 2013 as the initial performance year for purposes of adjusting payments in calendar year 2015.

Additionally, on November 1, 2011, CMS published a final rule with comment period for outpatient care hospitals and ambulatory surgical centers. CMS estimates that the cumulative effect of all changes to payment rates for calendar year 2012 will have a positive effect, resulting in a 1.9% estimated increase in Medicare payments to providers paid under the HOPPS. As required by the Health Reform Laws, the rule also provides for a payment adjustment for designated cancer hospitals, resulting in an expected increase in payments to cancer hospitals by 11.3%, and increases payment rates to ambulatory surgical centers by 1.6%.

Finally, on November 21, 2011, the Joint Select Committee on Deficit Reduction, which was created by the Budget Control Act of 2011, concluded its work and issued a statement that it was not able to make a bipartisan agreement, thus triggering the sequestration process. The sequestration process will result in spending reductions starting in 2013, including Medicare cuts. Such cuts could affect government reimbursement to our operators and tenants.

Capital Market Outlook

     Significant debt and equity investment capital was available to our sector in 2011 resulting in a record year of acquisition activity. We participated in this growth and continue to actively invest and pursue investment opportunities that meet our strategic underwriting criteria. Our strategy has resulted in robust portfolio growth and strong returns for our shareholders. With further industry consolidation occurring in 2012, we expect to continue our success. We believe the opportunities in which we invest will continue to generate consistent, reliable and growing cash flows for our stockholders, regardless of economic volatility.

Business Strategy

     Our primary objectives are to protect stockholder capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders as a result of annual increases in fees/services, rent and interest income and portfolio growth. To meet these objectives, we invest across the full spectrum of seniors housing and health care real estate and diversify our investment portfolio by property type, customer and geographic location.

     Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals, resident fees and services, and interest earned on outstanding loans receivable. These items represent our primary source of liquidity to fund distributions and are dependent upon our obligors’ continued ability to make contractual payments to us. To the extent that our obligors experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property and operator/tenant. Our asset management process includes review of monthly financial statements for each property, periodic review of obligor credit, periodic property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends and risks. Through these asset management and research efforts, we are typically able to intervene at an early stage to address payment risk, and in so doing, support both the collectability of revenue and the value of our investment.

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

     For the three months ended March 31, 2012, rental income, resident fees and services and interest income represented 61%, 36% and 2%, respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

     Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and complete construction projects in process.  We also anticipate evaluating opportunities to finance future investments.  New investments are generally funded from temporary borrowings under our unsecured line of credit arrangements, internally generated cash and the proceeds from sales of real property. Our investments generate internal cash from fees/services, rent and interest receipts and principal payments on loans receivable. Permanent capital for future investments, which replaces funds drawn under the unsecured line of credit arrangements, has historically been provided through a combination of public and private offerings of debt and equity securities and the incurrence or assumption of secured debt.

     Our primary sources of cash include rent and interest receipts, resident fees and services, borrowings under the unsecured line of credit arrangements, public and private offerings of debt and equity securities, proceeds from the sales of real property and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including capital expenditures and construction advances), loan advances, property operating expenses and general and administrative expenses.

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $300,000,000 during 2012. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured line of credit arrangements. At March 31, 2012, we had $469,217,000 of cash and cash equivalents, $83,499,000 of restricted cash and $2,000,000,000 of available borrowing capacity under our unsecured line of credit arrangements.

Key Transactions in 2012

     We have completed the following key transactions to date in 2012:

•         our Board of Directors increased the quarterly cash dividend to $0.74 per common share for 2012, as compared to the previous $0.715 per common share rate, beginning with the February 2012 dividend payment;

•         we completed the following capital transactions:

o    issued 20,700,000 shares of common stock, generating approximately $1,062,737,000 of proceeds in February;

o    issued 11,500,000 shares of 6.5% Series J Cumulative Redeemable Preferred Stock, generating approximately $277,901,000 of proceeds in March;

o    redeemed $100,000,000 of 7.875% Series D and $175,000,000 of 7.625% Series F Cumulative Redeemable Preferred Stock in April;

o    issued $600,000,000 of 4.125% senior unsecured notes, generating approximately $594,064,000 of proceeds in April;

o    completed the redemption of $125,563,000 of 4.75% convertible senior unsecured notes in April;

o    extinguished approximately $185,000,000 of secured debt bearing a weighted-average interest rate of 4.25% in April;

•         we completed $753,363,000 of gross investments and had $31,815,000 of investment payoffs during the three months ended March 31, 2012;

•         we completed our Canadian investment with Chartwell Seniors Housing REIT on May 1, 2012; and

•         we declassified our Board of Directors in May.

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

     Operating Performance. We believe that net income attributable to common stockholders (“NICS”) is the most appropriate earnings measure. Other useful supplemental measures of our operating performance include funds from operations (“FFO”) and net operating income from continuing operations (“NOI”); however, these supplemental measures are not defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations of FFO and NOI. These earnings measures and their relative per share amounts are widely used by

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2011	2011	2011	2011	2012
Net income (loss) attributable
to common stockholders	$23,372	$69,847	$36,607	$27,282	$39,307
Funds from operations	71,053	149,691	150,376	154,398	163,857
Net operating income from continuing operations	182,193	274,010	273,991	288,926	306,091

Per share data (fully diluted):
Net income (loss) attributable
to common stockholders	$0.15	$0.39	$0.21	$0.15	$0.19
Funds from operations	0.46	0.84	0.85	0.83	0.81

     Concentration Risk. We evaluate our concentration risk in terms of asset mix, investment mix, relationship mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property. In order to qualify as an equity REIT, at least 75% of our real estate investments must be real property whereby each property, which includes the land, buildings, improvements, intangibles and related rights, is owned by us. Investment mix measures the portion of our investments that relate to our various property types. Relationship mix measures the portion of our investments that relate to our top five relationships. Geographic mix measures the portion of our investments that relate to our top five states. The following table reflects our recent historical trends of concentration risk (including unconsolidated entities) for the periods presented:

	March 31,	June 30,	September 30,	December 31,	March 31,
	2011	2011	2011	2011	2012
Asset mix:
Real property	92%	94%	95%	95%	95%
Real estate loans receivable	4%	3%	2%	2%	2%
Investments in unconsolidated entities	4%	3%	3%	3%	3%

Investment mix:
Seniors housing triple-net	45%	56%	57%	53%	51%
Seniors housing operating	22%	17%	16%	20%	20%
Medical facilities	33%	27%	27%	27%	29%

Relationship mix:
Genesis HealthCare, LLC		19%	19%	17%	16%
Merrill Gardens, LLC	7%	6%	5%	8%	8%
Benchmark Senior Living	9%	7%	7%	6%	6%
Brandywine Senior Living, LLC	6%	5%	5%	5%	5%
Senior Living Communities, LLC	6%	5%	5%	4%	4%
Senior Star Living	5%
Remaining relationships	67%	58%	59%	60%	61%

Geographic mix:
California	10%	8%	8%	10%	10%
New Jersey		8%	9%	10%	9%
Texas	8%	7%	7%	7%	9%
Massachusetts	10%	9%	9%	8%	8%
Florida	9%	7%	8%	7%	7%
Washington	6%
Remaining states	57%	61%	59%	58%	57%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to book capitalization and debt to market capitalization. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt. The coverage ratios indicate our ability to service interest and fixed charges (interest, secured debt principal amortization and preferred dividends). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain compliance with our debt covenants. The coverage ratios are based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which is discussed in further detail, and reconciled to net income, below in “Non-GAAP Financial Measures.” Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2011	2011	2011	2011	2012

Debt to book capitalization ratio	48%	49%	50%	50%	45%
Debt to undepreciated book
capitalization ratio	45%	45%	47%	46%	41%
Debt to market capitalization ratio	37%	38%	42%	38%	34%

Interest coverage ratio	2.75x	3.34x	2.94x	2.86x	3.03x
Fixed charge coverage ratio	2.22x	2.60x	2.29x	2.23x	2.33x

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of March 31, 2012 (dollars in thousands):

	Expiration Year
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Thereafter

Seniors housing triple-net:
Properties	44	25	17	2	-	37	51	8	46	55	284
Base rent(1)	$36,979	$53,037	$27,434	$2,026	$-	$16,923	$36,823	$9,463	$41,025	$61,064	$433,141
% of base rent	5.2%	7.4%	3.8%	0.3%	0.0%	2.4%	5.1%	1.3%	5.7%	8.5%	60.3%

Hospitals:
Properties	-	-	-	-	-	3	-	-	5	-	23
Base rent(1)	$-	$-	$-	$-	$-	$2,350	$-	$-	$6,036	$-	$74,272
% of base rent	0.0%	0.0%	0.0%	0.0%	0.0%	2.8%	0.0%	0.0%	7.3%	0.0%	89.9%

Medical office buildings:
Square feet	520,344	571,804	621,895	589,255	935,723	858,265	498,381	559,328	543,439	718,690	3,925,533
Base rent(1)	$10,107	$13,385	$13,373	$12,565	$21,529	$20,867	$11,653	$13,657	$12,942	$18,056	$102,367
% of base rent	4.0%	5.3%	5.3%	5.0%	8.6%	8.3%	4.7%	5.5%	5.2%	7.2%	40.9%

(1) The most recent monthly base rent including straight line for leases with fixed escalators or annual cash rents for leases with contingent escalators.  Base rent does not include tenant recoveries or amortization of above and below market lease intangibles.

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2011, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Portfolio Update

     Net operating income. The primary performance measure for our properties is net operating income from continuing operations (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our NOI for the periods indicated (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2011	2011	2011	2011	2012
Net operating income from continuing operations:
Seniors housing triple-net	$105,670	$175,162	$170,509	$179,399	$179,619
Seniors housing operating	22,014	38,815	38,907	42,207	50,931
Medical facilities	53,978	59,655	64,268	67,267	75,306
Non-segment/corporate	531	378	307	53	235
Total	$182,193	$274,010	$273,991	$288,926	$306,091

     Payment coverage. Payment coverage of our triple-net customers continues to remain strong. The table below reflects our recent historical trends of payment coverage. CBMF represents the ratio of our customers’ earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us.  CAMF represents the ratio of our customers' earnings before interest, taxes, depreciation, amortization and rent (but after imputed management fees) to contractual rent or interest due us.

Twelve months ended
	December 31, 2009		December 31, 2010		December 31, 2011
	CBMF	CAMF	CBMF	CAMF	CBMF	CAMF
Seniors housing	1.49x	1.28x	1.55x	1.33x	1.35x	1.16x
Skilled nursing/post-acute	2.29x	1.68x	2.38x	1.76x	2.04x	1.57x
Hospitals	2.39x	2.07x	2.57x	2.24x	2.45x	2.10x
Weighted averages	1.99x	1.57x	2.07x	1.65x	1.81x	1.46x

Corporate Governance

     Maintaining investor confidence and trust is important in today’s business environment. Our Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on our website at www.hcreit.com.

Liquidity and Capital Resources

Sources and Uses of Cash

     Our primary sources of cash include rent and interest receipts, resident fees and services, borrowings under the unsecured line of credit arrangements, public and private offerings of debt and equity securities, proceeds from the sales of real property and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including capital expenditures and construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.

     The following is a summary of our sources and uses of cash flows (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change
	March 31, 2012	March 31, 2011	$	%

Cash and cash equivalents at beginning of period	$163,482	$131,570	$31,912	24%
Cash provided from operating activities	174,044	113,787	60,257	53%
Cash used in investing activities	(537,837)	(611,380)	73,543	-12%
Cash provided from financing activities	669,528	3,034,018	(2,364,490)	-78%
Cash and cash equivalents at end of period	$469,217	$2,667,995	$(2,198,778)	-82%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to an increase in NOI.  The following is a summary of our straight-line rent and above/below market lease amortization (dollars in thousands):

	Three Months Ended		Change
	March 31, 2012	March 31, 2011	$	%

Gross straight-line rental income	$11,139	$5,030	$6,109	121%
Cash receipts due to real property sales	-	(250)	250	-100%
Prepaid rent receipts	(1,014)	(3,362)	2,348	-70%
Amortization related to below (above) market leases, net	252	658	(406)	-62%
	$10,377	$2,076	$8,301	400%

Gross straight-line rental income represents the non-cash difference between contractual cash rent due and the average rent recognized pursuant to U.S. GAAP for leases with fixed rental escalators, net of collectability reserves.  This amount is positive in the first half of a lease term (but declining every year due to annual increases in cash rent due) and is negative in the second half of a lease term.  The fluctuation is primarily attributable to the Genesis master lease which began April 1, 2011.

Investing Activities.  The changes in net cash used in investing activities are primarily attributable to net changes in real property and real estate loans receivable.  The following is a summary of our investment and disposition activities (dollars in thousands):

	Three Months Ended
	March 31, 2012		March 31, 2011
	Properties	Amount	Properties	Amount
Assets acquired:
Seniors housing triple-net	3	$95,283	7	$114,659
Seniors housing operating	6	211,285	46	1,151,778
Medical office buildings	13	373,767	1	6,981
Total assets acquired	22	680,335	54	1,273,418
Less: Assumed debt		(172,856)		(592,711)
Assumed other items, net		(13,190)		(98,920)
Cash disbursed for acquisitions		494,289		581,787
Construction in progress cash additions		55,852		90,688
Capital improvements to existing properties		20,059		10,877
Total cash invested in real property		570,200		683,352

Real property dispositions:
Seniors housing triple-net		-	14	17,892
Medical facilities	4	31,815	-	-
Total dispositions	4	31,815	14	17,892
Add: Gains (losses) on sales of real property		769		26,156
Proceeds from real property sales		32,584		44,048

Net cash investments in real property	18	$537,616	40	$639,304

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31, 2012			March 31, 2011
	Seniors			Seniors
	Housing	Medical		Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$-	$-	$-	$11,807	$-	$11,807
Draws on existing loans	10,467	194	10,661	8,824	2,481	11,305
Net cash advances on real estate loans	10,467	194	10,661	20,631	2,481	23,112
Receipts on real estate loans receivable:
Loan payoffs	-	-	-	7,607	-	7,607
Principal payments on loans	3,689	612	4,301	2,653	2,081	4,734
Total receipts on real estate loans	3,689	612	4,301	10,260	2,081	12,341
Net advances (receipts) on real estate loans	$6,778	$(418)	$6,360	$10,371	$400	$10,771

     Capitalization rates for acquisitions represent annualized contractual income or projected income to be received in cash divided by investment amounts.  Capitalization rates for dispositions represent annualized contractual income that was being received in cash at date of disposition divided by cash proceeds.  For the three months ended March 31, 2012, weighted-average capitalization rates for acquisitions and dispositions were as follows:

	Acquisitions	Dispositions

Seniors housing triple-net	7.3%	n/a
Seniors housing operating	6.8%	n/a
Medical facilities	6.4%	7.4%

     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common and preferred stock and dividend payments.

     For the three months ended March 31, 2012, we had a net decrease of $605,000,000 on our unsecured line of credit arrangement as compared to a net decrease of $300,000,000 for the same period in 2011. The change in our senior unsecured notes is primarily due to the issuance of $400,000,000 of 3.625% senior unsecured notes due 2016, $600,000,000 of 5.25% senior unsecured notes due 2022 and $400,000,000 of 6.50% senior unsecured notes due 2041 in March 2011 whereas we did not have any similar issuances in the three months ended March 31, 2012.

     For the three months ended March 31, 2012, we issued two secured loans totaling $111,000,000 with an average rate of 4.18%.  During the three months ended March 31, 2012, we extinguished four secured loans totaling $33,092,000 with an average rate of 4.30%. We did not have any similar activity in the prior year comparable period.

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

      During the three months ended March 31, 2012, we issued 11,500,000 shares of 6.50% Series J Cumulative Redeemable Preferred Stock for net proceeds of $277,901,000.  These shares have a liquidation value of $25.00 per share.  Dividends are payable quarterly in arrears.  During the three months ended March 31, 2011, we issued 14,375,000 shares of 6.50% Series I Cumulative Convertible Perpetual Preferred Stock for net proceeds of $696,741,000.  These shares have a liquidation value of $50.00 per share.  Dividends are payable quarterly in arrears.  The Series I preferred stock is not redeemable by us.  These preferred shares are convertible, at the holder’s option, into 0.8460 shares of common stock (equal to an initial conversion price of approximately $59.10).

     The following is a summary of our common stock issuances for the three months ended March 31, 2012 and  2011 (dollars in thousands, except average price amounts):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

March 2011 public issuance	28,750,000	$49.25	$1,415,938	$1,358,694
2011 Dividend reinvestment plan issuances	574,652	48.42	27,822	27,822
2011 Option exercises	37,922	42.24	1,602	1,602
2011 Totals	29,362,574		$1,445,362	$1,388,118

February 2012 public issuance	20,700,000	$53.50	$1,107,450	$1,062,737
2012 Dividend reinvestment plan issuances	429,058	54.61	23,429	23,429
2012 Option exercises	43,047	37.42	1,611	1,611
2012 Totals	21,172,105		$1,132,490	$1,087,777

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increase in dividends is primarily attributable to an increase in our common shares outstanding. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2012		March 31, 2011
	Per Share	Amount	Per Share	Amount

Common Stock	$0.7400	$142,919	$0.6900	$102,040
Series D Preferred Stock	0.4922	1,969	0.4922	1,969
Series F Preferred Stock	0.4766	3,336	0.4766	3,336
Series H Preferred Stock	0.3750	250	0.3750	131
Series I Preferred Stock	0.8125	11,680	0.2257	3,244
Series J Preferred Stock	0.1715	1,972	-	-
Totals		$162,126		$110,720

Off-Balance Sheet Arrangements

     During the year ended December 31, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). We acquired a 49% interest in a seven-building life science campus located at University Park in Cambridge, Massachusetts, which is immediately adjacent to the campus of the Massachusetts Institute of Technology.  In connection with these transactions, we invested $174,692,000 of cash which was recorded as an investment in unconsolidated entities on the balance sheet.  In addition, at March 31, 2012, we had other investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates and movements in foreign currency exchange rates. We may or may not elect to use financial derivative instruments to hedge these risks. These decisions are principally based on the general trends in these rates at the applicable dates, our perception of the future volatility of these rates and our relative levels of variable rate debt and foreign currency denominated investments. Please see Note 11 to our unaudited consolidated financial statements for additional information.

     At March 31, 2012, we had five outstanding letter of credit obligations totaling $5,515,000 and expiring between 2012 and 2014. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of March 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter

Unsecured line of credit arrangements	$5,000	$5,000	$-	$-	$-
Senior unsecured notes(1)	4,464,905	202,416	300,000	950,000	3,012,489
Secured debt(1)	2,525,006	262,791	423,714	511,084	1,327,417
Contractual interest obligations	3,035,685	243,521	618,582	506,171	1,667,410
Capital lease obligations	88,470	6,045	73,977	8,448	-
Operating lease obligations	396,101	5,054	14,071	13,175	363,801
Purchase obligations	291,583	118,863	164,387	8,333	-
Other long-term liabilities	5,935	-	475	1,900	3,560
Total contractual obligations	$10,812,684	$843,690	$1,595,206	$1,999,111	$6,374,677

(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

     At March 31, 2012, we had an unsecured line of credit arrangement with a consortium of 31 banks in the amount of $2.0 billion, which is scheduled to expire on July 27, 2015. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.60% at March 31, 2012). The applicable margin is based on certain of our debt ratings and was 1.35% at March 31, 2012. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.25% at March 31, 2012. Principal is due upon expiration of the agreement. In addition, at March 31, 2012, we had a $5,000,000 unsecured revolving demand note outstanding and bearing interest at 1-month LIBOR plus 110 basis points.

     We have $4,464,905,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 3.00% to 8.00%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $2,242,993,000 at March 31, 2012. A total of $788,052,000 of our senior unsecured notes are convertible notes that also contain put features.  During the month of April 2012, $125,563,000 of convertible senior notes was redeemed.

     We have consolidated secured debt with total outstanding principal of $2,336,082,000, collateralized by owned properties, with fixed annual interest rates ranging from 1.2% to 8.0%, payable monthly. The carrying values of the properties securing the debt totaled $4,388,367,000 at March 31, 2012. Total contractual interest obligations on consolidated secured debt totaled $755,329,000 at March 31, 2012.  Additionally, our share of non-recourse debt associated with unconsolidated joint ventures (as reflected in the contractual obligations table above) is $188,924,000 at March 31, 2012.  Our share of contractual interest obligations on our unconsolidated joint venture (as reflected in the contractual obligations table above) secured debt is $37,357,000 at March 31, 2012.  During the month of April 2012, approximately $185,000,000 of consolidated secured debt was extinguished.

     At March 31, 2012, we had operating lease obligations of $396,101,000 relating primarily to ground leases at certain of our properties and office space leases and capital lease obligations of $88,470,000 relating to certain leased investment properties that contain bargain purchase options.

     Purchase obligations include unfunded construction commitments and contingent purchase obligations. At March 31, 2012, we had outstanding construction financings of $150,750,000 for leased properties and were committed to providing additional financing of approximately $240,765,000 to complete construction. At March 31, 2012, we had contingent purchase obligations totaling $50,818,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Upon funding, rents due from the tenant are increased to reflect the additional investment in the property.

     Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”). We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. Benefit payments are expected to total $2,375,000 during the next five fiscal years and $3,560,000 thereafter. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $5,827,000 and $5,623,000 at March 31, 2012 and December 31, 2011, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Structure

     As of March 31, 2012, we had total equity of $8,554,018,000 and a total debt balance of $6,794,959,000, which represents a debt to total book capitalization ratio of 45%. Our ratio of debt to market capitalization was 34% at March 31, 2012. For the three months ended March 31, 2012, our interest coverage ratio was 3.03x and our fixed charge coverage ratio was 2.33x. Also, at March 31, 2012, we had $469,217,000 of cash and cash equivalents, $83,499,000 of restricted cash and $2,000,000,000 of available borrowing capacity under our unsecured line of credit arrangement.

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2012, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged.

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

     On May 4, 2012, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of April 30, 2012, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of April 30, 2012, 5,435,669 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of April 30, 2012, we had $457,112,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangement.

Results of Operations

     Our primary sources of revenue include rent, interest and resident fees and services. Our primary expenses include interest expense, depreciation and amortization, property operating expenses, transaction costs and general and administrative expenses. These revenues and expenses are reflected in our Consolidated Statements of Comprehensive Income and are discussed in further detail below. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Three Months Ended		Change
	March 31,	March 31,
	2012	2011	Amount	%
Net income (loss) attributable
to common stockholders	$39,307	$23,372	$15,935	68%
Funds from operations	163,857	71,053	92,804	131%
EBITDA	280,072	166,037	114,035	69%
Net operating income from
continuing operations	306,091	182,193	123,898	68%
Same store cash NOI	163,005	158,148	4,857	3%

Per share data (fully diluted):
Net income (loss) attributable
to common stockholders	$0.19	$0.15	$0.04	27%
Funds from operations	0.81	0.46	0.35	76%

Interest coverage ratio	3.03x	2.75x	0.28x	10%
Fixed charge coverage ratio	2.33x	2.22x	0.11x	5%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We evaluate our business and make resource allocations on our three business segments: seniors housing triple-net, seniors housing operating and medical facilities. Please see Note 17 to our unaudited consolidated financial statements for additional information.

     Seniors Housing Triple-net

     The following is a summary of our results of operations for the seniors housing triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2012	2011	$	%
Revenues:
Rental income	$172,894	$95,784	$77,110	81%
Interest income	5,877	9,379	(3,502)	-37%
Other income	848	507	341	67%
Net operating income from continuing operations	179,619	105,670	73,949	70%

Other expenses:
Interest expense	2,522	148	2,374	1604%
Depreciation and amortization	52,226	27,674	24,552	89%
Transaction costs	1,523	3,996	(2,473)	-62%
Provision for loan losses	-	248	(248)	-100%
	56,271	32,066	24,205	75%
Income from continuing
operations before income taxes and income (loss) from unconsolidated entities	123,348	73,604	49,744	68%
Income tax expense	(678)	-	(678)	n/a
Income (loss) from unconsolidated
entities	1	-	1	n/a
Income from continuing
operations	122,671	73,604	49,067	67%
Discontinued operations:
Gain on sales
of properties	-	26,156	(26,156)	-100%
Impairment of assets	-	(202)	202	-100%
Income from
discontinued operations, net	3,266	4,760	(1,494)	-31%
Discontinued operations, net	3,266	30,714	(27,448)	-89%
Net income	125,937	104,318	21,619	21%
Less: Net income attributable to
noncontrolling interests	(116)	-	(116)	n/a
Net income attributable to
common stockholders	$125,821	$104,318	$21,503	21%

The increase in rental income is primarily attributable to acquisitions and the conversion of newly constructed seniors housing triple-net properties subsequent to March 31, 2011 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended March 31, 2012, we had no lease renewals but we had 12 leases with rental rate increasers ranging from 0.17% to 0.41% in our seniors housing triple-net portfolio.

Interest expense for the three months ended March 31, 2012 and 2011 represents $3,532,000 and $2,066,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations.  The change in secured debt interest expense is

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our seniors housing triple-net property secured debt principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$259,000	5.105%	$172,862	5.265%
Debt assumed	-	0.000%	6,612	4.590%
Principal payments	(1,176)	5.467%	(694)	5.624%
Ending balance	$257,824	5.146%	$178,780	5.236%

Monthly averages	$258,413	5.140%	$176,935	5.247%

Depreciation and amortization increased as a result of acquisitions and the conversion of newly constructed investment properties subsequent to March 31, 2011. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.  Transaction costs were incurred in connection with acquisitions that occurred during the relevant periods.

At March 31, 2012, we had 32 seniors housing triple-net properties that satisfied the requirements for held for sale treatment.  The following illustrates the reclassification impact as a result of classifying the properties sold subsequent to January 1, 2011 or held for sale at March 31, 2012 as discontinued operations for the periods presented.  Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended
	March 31,
	2012	2011

Rental income	$5,743	$9,959
Expenses:
Interest expense	1,010	1,918
Provision for depreciation	1,467	3,281
Income from discontinued operations, net	$3,266	$4,760

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating

As discussed in Note 3 to our unaudited consolidated financial statements, we completed additional acquisitions within our seniors housing operating partnerships during the three months ended March 31, 2012. The results of operations for these partnerships have been included in our consolidated results of operations from the dates of acquisition. The seniors housing operating partnerships were formed using the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”).  When considering new partnerships utilizing the RIDEA structure, we look for opportunities with best-in-class operators with a strong seasoned leadership team, high-quality real estate in attractive markets, growth potential above the rent escalators in our triple-net lease seniors housing portfolio, and alignment of economic interests with our operating partner.  Our seniors housing operating partnerships offer us the opportunity for external growth because we have the right to fund future seniors housing investment opportunities sourced by our operating partners.  The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2012	2011	$	%
Resident fees and services	$158,174	$71,286	$86,888	122%
Property operating expenses	107,243	49,272	57,971	118%
Net operating income from continuing operations	50,931	22,014	28,917	131%
Other expenses:
Interest expense	15,835	6,527	9,308	143%
Unrealized loss on derivatives	555	-	555	n/a
Depreciation and amortization	39,773	20,131	19,642	98%
Transaction costs	1,578	32,069	(30,491)	-95%
	57,741	58,727	(986)	-2%
Income (loss) from continuing
operations before income taxes and income (loss) from unconsolidated entities	(6,810)	(36,713)	29,903	-81%
Income tax expense	(659)	-	(659)	n/a
Income (loss) from unconsolidated
entities	(330)	(565)	235	n/a
Net income (loss)	(7,799)	(37,278)	29,479	-79%
Less: Net income (loss)
attributable to noncontrolling interests	(1,305)	(1,407)	102	-7%
Net income (loss) attributable to
common stockholders	$(6,494)	$(35,871)	$29,377	-82%

Revenues, property operating expenses and depreciation and amortization increased as a result of acquisitions subsequent to March 31, 2011. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.

Interest expense represents secured debt interest expense. The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,318,599	5.139%	$487,705	5.323%
Debt issued	111,000	4.180%	-	0.000%
Debt assumed	-	0.000%	557,217	5.420%
Debt extinguished	(15,709)	2.752%	-	6.057%
Principal payments	(3,715)	5.018%	(2,022)	5.373%
Ending balance	$1,410,175	5.090%	$1,042,900	5.373%

Monthly averages	$1,427,302	5.064%	$1,041,245	5.372%

     On February 15, 2012, we entered into a forward exchange contract to purchase $250,000,000 Canadian Dollars at a fixed rate in the future.  The forward contract was used to limit exposure to fluctuations in the Canadian Dollar to U.S. Dollar exchange rate associated with our initial cash investment funded for the Chartwell transaction discussed in Note 19 to our unaudited consolidated financial statements.  During the quarter ended March 31, 2012, we recognized $555,000 of unrecognized losses associated with the forward contract.

     Transaction costs primarily represent costs incurred with the Belmont Village transaction in 2012 and the Silverado and Benchmark transactions in 2011.  Transaction costs generally include due diligence costs and fees for legal and valuation services, charges associated with the termination of pre-existing relationships computed based on the fair value of the assets acquired and lease termination fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Medical Facilities

The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2012	2011	$	%

Revenues:
Rental income	$94,464	$64,153	$30,311	47%
Interest income	2,264	2,330	(66)	-3%
Other income	603	1,786	(1,183)	-66%
	97,331	68,269	29,062	43%
Property operating expenses	22,025	14,291	7,734	54%
Net operating income from continuing operations	75,306	53,978	21,328	40%
Other expenses:
Interest expense	10,239	6,782	3,457	51%
Depreciation and amortization	33,956	22,938	11,018	48%
Transaction costs	2,478	-	2,478	n/a
	46,673	29,720	16,953	57%
Income from continuing operations
before income taxes and income from unconsolidated entities	28,633	24,258	4,375	18%
Income tax (expense) benefit	(133)	(111)	(22)	20%
Income from unconsolidated
entities	1,861	2,108	(247)	-12%
Income from continuing operations	30,361	26,255	4,106	16%
Discontinued operations:
Gain (loss) on sales of properties	769	-	769	n/a
Income (loss) from
discontinued operations, net	(178)	(839)	661	-79%
Discontinued operations, net	591	(839)	1,430	n/a
Net income (loss)	30,952	25,416	5,536	22%
Less: Net income (loss) attributable
to noncontrolling interests	133	1,165	(1,032)	-89%
Net income (loss) attributable to
common stockholders	$30,819	$24,251	$6,568	27%

The increase in rental income is primarily attributable to the acquisitions and construction conversions of medical facilities subsequent to March 31, 2011 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index (CPI).  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If the CPI does not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended March 31, 2012, our consolidated medical office building portfolio signed 65,671 square feet of new leases and 220,074 square feet of renewals.  The weighted average term of these leases was five years, with a rate of $20.75 per square foot and tenant improvement and lease commission costs of $12.31 per square foot.  Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 3%.  For the three months ended March 31, 2012, we had no lease renewals and two leases’ rental rate increased by 0.25% in our hospital portfolio.  Other income is attributable to third party management fee income.

Interest expense for the three months ended March 31, 2012 and 2011 represents $10,239,000 and $7,292,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations.  The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our medical facilities secured debt principal activity (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$520,066	5.981%	$463,477	6.005%
Debt assumed	158,290	5.859%	-	0.000%
Debt extinguished	(17,383)	5.695%	-	0.000%
Principal payments	(3,319)	6.022%	(2,924)	6.057%
Ending balance	$657,654	5.959%	$460,553	5.996%

Monthly averages	$626,821	5.953%	$462,058	5.996%

The increase in property operating expenses, depreciation and amortization and transaction costs is primarily attributable to acquisitions and construction conversions of new medical facilities.  Income tax expense is primarily related to third party management fee income.  Income from unconsolidated entities represents our share of net income related to our joint venture investments with Forest City Enterprises (effective February 2010) and a strategic medical office partnership (effective January 2011).

During the three months ended March 31, 2012, we sold four medical facilities for net gains of $769,000. Additionally, at March 31, 2012, we had one medical facility that satisfied the requirements for held for sale treatment. The following illustrates the reclassification impact as a result of classifying the properties sold subsequent to January 1, 2011 or held for sale at March 31, 2012 as discontinued operations for the periods presented.  Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended
	March 31,
	2012	2011

Rental income	$248	$2,166
Expenses:
Interest expense	-	510
Property operating expenses	426	1,751
Provision for depreciation	-	744
Loss from discontinued operations, net	$(178)	$(839)

     Net income attributable to noncontrolling interests primarily relates to certain properties that are consolidated in our operating results but where we have less than a 100% ownership interest. The decrease in net income attributable to noncontrolling interests is primarily due to the buyout of a joint venture partnership during the three months ended March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2012	2011	$	%
Revenues:
Other income	$235	$531	$(296)	-56%
Expenses:
Interest expense	64,116	43,445	20,671	48%
General and administrative	27,751	17,714	10,037	57%
	91,867	61,159	30,708	50%
Loss from continuing operations
before income taxes	(91,632)	(60,628)	(31,004)	51%
Income tax (expense) benefit	-	(17)	17	-100%
Net loss	(91,632)	(60,645)	(30,987)	51%
Preferred stock dividends	19,207	8,680	10,527	121%
Net loss attributable to
common stockholders	$(110,839)	$(69,325)	$(41,514)	60%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2012	2011	$	%

Senior unsecured notes	$59,301	$44,457	$14,844	33%
Secured debt	122	127	(5)	-4%
Unsecured lines of credit	4,113	1,271	2,842	224%
Capitalized interest	(2,420)	(4,665)	2,245	-48%
SWAP savings	(41)	(40)	(1)	3%
Loan expense	3,041	2,295	746	33%

Totals	$64,116	$43,445	$20,671	48%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments.  The following is a summary of our senior unsecured note principal activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$4,464,927	5.133%	$3,064,930	5.129%
Debt issued	-	0.000%	1,400,000	5.143%
Debt redeemed	(22)	4.750%	-	0.000%
Ending balance	$4,464,905	5.133%	$4,464,930	5.133%

Monthly averages	$4,464,911	5.133%	$3,414,930	5.166%

The change in interest expense on the unsecured line of credit arrangements is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  The following is a summary of our unsecured line of credit arrangements (dollars in

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

thousands):

	Three Months Ended March 31,
	2012	2011
Balance outstanding at quarter end	$5,000	$-
Maximum amount outstanding at any month end	$897,000	$495,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$480,703	$319,222
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.65%	1.59%

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

     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three months ended March 31, 2012 and 2011 were 6.37% and 6.87%, respectively.  The change from prior year is primarily related to the increasing revenue base as a result of our seniors housing operating partnerships.

     The following is a summary of our preferred stock activity (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	25,724,854	7.013%	11,349,854	7.663%
Shares issued	11,500,000	6.500%	14,375,000	6.500%
Ending balance	37,224,854	6.855%	25,724,854	7.013%

Monthly averages	28,599,854	6.962%	14,943,604	7.383%

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

     Net operating income from continuing operations (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses represent costs unrelated to property operations or transaction costs.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets.  Same store cash NOI (“SSCNOI”) is used to evaluate the cash-based operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is defined as those revenue-generating properties in the portfolio for the reporting period January 1, 2011 to March 31, 2012.  Properties acquired, developed or classified in discontinued operations during that period are excluded from the same store amounts.  We believe NOI and SSCNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSCNOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

     A covenant in our $2 billion unsecured line of credit arrangement contains a financial ratio based on a definition of EBITDA that is specific to that agreement. Failure to satisfy this covenant could result in an event of default that could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Due to the materiality of this debt agreement and the financial covenant, we have disclosed Adjusted EBITDA, which represents EBITDA as defined above and adjusted for stock-based compensation expense, provision for loan losses and gain/loss on extinguishment of debt. We use Adjusted EBITDA to measure our adjusted fixed charge coverage ratio, which represents Adjusted EBITDA divided by fixed charges on a trailing twelve months basis. Fixed charges include total interest (excluding capitalized interest and non-cash interest expenses), secured debt principal amortization and preferred dividends. Effective July 27, 2011, our covenant requires an adjusted fixed charge ratio of at least 1.50 times.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
FFO Reconciliation:	2011	2011	2011	2011	2012
Net income (loss) attributable to
common stockholders	$23,372	$69,847	$36,607	$27,282	$39,307
Depreciation and amortization	74,768	111,053	115,640	122,144	127,422
Impairment of assets	202	-	-	11,992	-
Loss (gain) on sales of properties	(26,156)	(30,224)	(185)	(4,594)	(769)
Noncontrolling interests	(4,160)	(4,487)	(4,706)	(5,318)	(4,990)
Unconsolidated entities	3,027	3,502	3,020	2,892	2,887
Funds from operations	$71,053	$149,691	$150,376	$154,398	$163,857

Average common shares outstanding:
Basic	154,945	176,445	177,272	185,913	199,661
Diluted	155,485	177,487	177,849	186,529	201,658

Per share data:
Net income attributable to
common stockholders
Basic	$0.15	$0.40	$0.21	$0.15	$0.20
Diluted	0.15	0.39	0.21	0.15	0.19

Funds from operations
Basic	$0.46	$0.85	$0.85	$0.83	$0.82
Diluted	0.46	0.84	0.85	0.83	0.81

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
EBITDA Reconciliation:	2011	2011	2011	2011	2012
Net income	$31,810	$86,208	$52,353	$42,343	$57,458
Interest expense	59,330	84,773	87,811	90,084	93,722
Income tax expense	129	211	223	825	1,470
Depreciation and amortization	74,768	111,053	115,640	122,144	127,422
EBITDA	$166,037	$282,245	$256,027	$255,396	$280,072

Interest Coverage Ratio:
Interest expense	$59,330	$84,773	$87,811	$90,084	$93,722
Non-cash interest expense	(3,716)	(2,698)	(3,714)	(3,777)	(3,693)
Capitalized interest	4,665	2,313	3,111	3,074	2,420
Total interest	60,279	84,388	87,208	89,381	92,449
EBITDA	$166,037	$282,245	$256,027	$255,396	$280,072
Interest coverage ratio	2.75x	3.34x	2.94x	2.86x	3.03x

Fixed Charge Coverage Ratio:
Total interest	$60,279	$84,388	$87,208	$89,381	$92,449
Secured debt principal payments	5,906	7,011	7,204	7,683	8,529
Preferred dividends	8,680	17,353	17,234	17,234	19,207
Total fixed charges	74,865	108,752	111,646	114,298	120,185
EBITDA	$166,037	$282,245	$256,027	$255,396	$280,072
Fixed charge coverage ratio	2.22x	2.60x	2.29x	2.23x	2.33x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
Adjusted EBITDA Reconciliation:	2011	2011	2011	2011	2012

Net income	$129,001	$164,146	$216,407	$212,716	$238,363
Interest expense	190,305	237,528	280,354	321,998	356,390
Income tax expense	407	430	601	1,388	2,729
Depreciation and amortization	233,731	297,333	360,580	423,605	476,259
Stock-based compensation expense	9,866	10,350	11,106	10,786	16,552
Provision for loan losses	29,932	30,100	1,314	2,010	1,762
Loss (gain) on extinguishment of debt	16,134	9,099	-	(979)	(979)
Adjusted EBITDA	$609,376	$748,986	$870,362	$971,524	$1,091,076

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$190,305	$237,528	$280,354	$321,998	$356,390
Capitalized interest	18,381	15,418	14,873	13,164	10,919
Non-cash interest expense	(14,820)	(13,859)	(13,315)	(13,905)	(13,882)
Secured debt principal payments	19,180	21,866	25,051	27,804	30,427
Preferred dividends	24,816	36,685	48,572	60,501	71,028
Total fixed charges	237,862	297,638	355,535	409,562	454,882
Adjusted EBITDA	$609,376	$748,986	$870,362	$971,524	$1,091,076
Adjusted fixed charge coverage ratio	2.56x	2.52x	2.45x	2.37x	2.40x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Amounts are in thousands.

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,
NOI Reconciliation:		2011	2011	2011	2011	2012
Total revenues:
Seniors housing triple-net		$105,670	$175,162	$170,509	$179,399	$179,619
Seniors housing operating		71,286	123,149	125,125	136,525	158,174
Medical facilities		68,269	75,129	81,416	85,689	97,331
Non-segment/corporate		531	378	307	53	235
Total revenues		245,756	373,818	377,357	401,666	435,359
Property operating expenses:
Seniors housing operating		49,272	84,334	86,218	94,318	107,243
Medical facilities		14,291	15,474	17,148	18,422	22,025
Total property operating expenses		63,563	99,808	103,366	112,740	129,268
Net operating income:
Seniors housing triple-net		105,670	175,162	170,509	179,399	179,619
Seniors housing operating		22,014	38,815	38,907	42,207	50,931
Medical facilities		53,978	59,655	64,268	67,267	75,306
Non-segment/corporate		531	378	307	53	235
Net operating income from continuing operations		182,193	274,010	273,991	288,926	306,091
Reconciling items:
Interest expense		(56,902)	(82,331)	(86,119)	(88,601)	(92,712)
Unrealized loss on derivatives		-	-	-	-	(555)
Depreciation and amortization		(70,743)	(108,308)	(113,565)	(119,915)	(125,955)
General and administrative		(17,714)	(19,562)	(19,735)	(20,190)	(27,751)
Transaction costs		(36,065)	(13,738)	(6,739)	(13,682)	(5,579)
Gain (loss) on extinguishment of debt		-	-	-	979	-
Provision for loan losses		(248)	(168)	(132)	(1,463)	-
Income tax benefit (expense)		(129)	(211)	(223)	(825)	(1,470)
Income from unconsolidated entities		1,543	971	1,642	1,616	1,532
Income (loss) from discontinued operations, net		29,875	35,545	3,233	(4,502)	3,857
Preferred dividends		(8,680)	(17,353)	(17,234)	(17,234)	(19,207)
Loss (income) attributable to noncontrolling interests		242	992	1,488	2,173	1,056
		(158,821)	(204,163)	(237,384)	(261,644)	(266,784)
Net income (loss) attributable to common stockholders		$23,372	$69,847	$36,607	$27,282	$39,307

Same Store Cash NOI Reconciliation:
Net operating income from continuing operations:
Seniors housing triple-net		$105,670				$179,619
Seniors housing operating		22,014				50,931
Medical facilities		53,978				75,306
Total		181,662				305,856
Adjustments:
Seniors housing triple-net:
Non-cash NOI on same store properties		(3,287)				(1,638)
NOI attributable to non same store properties		(13,564)				(86,376)
Subtotal		(16,851)				(88,014)
Seniors housing operating:
NOI attributable to non same store properties		(737)				(28,020)
Medical facilities:
Non-cash NOI on same store properties		(2,392)				(1,957)
NOI attributable to non same store properties		(3,534)				(24,860)
Subtotal		(5,926)				(26,817)
Same store cash net operating income:	Properties
Seniors housing triple-net	348	88,819				91,605
Seniors housing operating	47	21,277				22,911
Medical facilities	161	48,052				48,489
Total	556	$158,148				$163,005

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information regarding significant accounting policies that impact us.  There have been no material changes to these policies in 2012.

Forward-Looking Statements and Risk Factors

    This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of facilities; the performance of its operators/tenants and facilities; its ability to enter into agreements with viable new tenants for vacant space or for facilities that the company takes back from financially troubled tenants, if any; its occupancy rates; its ability to acquire, develop and/or manage facilities; its ability to make distributions to stockholders; its policies and plans regarding investments, financings and other matters; its ability to manage the risks associated with international expansion and operations; its tax status as a real estate investment trust; its critical accounting policies; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  The company’s expected results may not be achieved, and actual results may differ materially from expectations.  This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care, seniors housing and life science industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with profitable results; the failure to make new investments as and when anticipated; acts of God affecting the company’s facilities; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; regulatory approval and market acceptance of the products and technologies of life science tenants; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting the company’s facilities; changes in rules or practices governing the company’s financial reporting; the movement of U.S. and Canadian exchange rates; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention.  Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2011, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

      We historically borrow on our primary unsecured line of credit arrangement to acquire, construct or make loans relating to health care and seniors housing properties. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under the unsecured line of credit arrangements.

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

	March 31, 2012		December 31, 2011
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$4,464,905	$(347,812)	$4,464,927	$(342,460)
Secured debt	1,937,703	(178,781)	1,693,283	(82,583)
Totals	$6,402,608	$(526,593)	$6,158,210	$(425,043)

     As of March 31, 2012, we had eight interest rate swaps for a total aggregate notional amount of $134,505,000.  The swaps hedge interest payments associated with long-term LIBOR based borrowings and mature between December 31, 2012 and December 31, 2013.

     Our variable rate debt, including our unsecured line of credit arrangements, is reflected at cost which approximates fair value. At March 31, 2012, we had $5,000,000 outstanding related to our variable rate lines of credit and $262,243,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $2,672,000. At December 31, 2011, we had $610,000,000 outstanding related to our variable rate lines of credit and $415,101,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $10,251,000.

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

     For additional information regarding fair values of financial instruments, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Notes 11 and 16 to our unaudited consolidated financial statements.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

     Except as provided in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Risk Factors,” there have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 through January 31, 2012	66,377	$56.12
February 1, 2012 through February 29, 2012	-	-
March 1, 2012 through March 31, 2012	103	54.20
Totals	66,480	$56.11

(1) During the three months ended March 31, 2012, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 6. Exhibits

3.1               Certificate of Designation of 6.50% Series J Cumulative Redeemable Preferred Stock of the company (filed with the Securities and Exchange Commission as Exhibit 3.1 to the company’s Form 8-K filed March 8, 2012, and incorporated herein by reference thereto).

4.1               Indenture, dated as of March 15, 2010, between the company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (filed with the Securities and Exchange Commission as Exhibit 4.1 to the company’s Form 8-K filed March 15, 2010, and incorporated herein by reference thereto).

4.2               Supplemental Indenture No. 6, dated as of April 3, 2012, between the company and the Trustee (filed with the Securities and Exchange Commission as Exhibit 4.2 to the company’s Form 8-K filed April 4, 2012, and incorporated herein by reference thereto).

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

101.CAL     XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB     XBRL Taxonomy Extension Label Linkbase Document*

101.PRE      XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF     XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Equity for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) the Notes to Unaudited Consolidated Financial Statements.

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

HEALTH CARE REIT, INC.
Date: May 10, 2012	By:	/s/ GEORGE L. CHAPMAN
George L. Chapman,
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2012	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT 12

STATEMENT REGARDING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS (UNAUDITED)

	Year Ended December 31,					Three Months Ended March 31,
	2007	2008	2009	2010	2011	2011	2012

	(dollars in thousands)
Earnings:
Pretax income from continuing operations before adjustment for income or loss from equity investees(1)	$85,368	$117,258	$133,774	$63,084	$144,180	$521	$53,539
Fixed charges	118,177	127,881	121,862	153,658	313,213	57,851	91,439
Capitalized interest	(12,526)	(25,029)	(41,170)	(20,792)	(13,164)	(4,665)	(2,420)
Amortized premiums, discounts and capitalized expenses related to indebtedness	8,413	11,231	11,898	13,945	13,905	3,716	3,693
Noncontrolling interest in pre-tax income of subsidiaries that have not incurred fixed charges	(238)	(126)	342	(357)	4,894	242	1,056
Earnings	$199,194	$231,215	$226,706	$209,538	$463,028	$57,665	$147,307

Fixed charges:
Interest expense(1)	$114,064	$114,083	$92,590	$146,811	$313,954	$56,902	$92,712
Capitalized interest	12,526	25,029	41,170	20,792	13,164	4,665	2,420
Amortized premiums, discounts and capitalized expenses related to indebtedness	(8,413)	(11,231)	(11,898)	(13,945)	(13,905)	(3,716)	(3,693)
Fixed charges	$118,177	$127,881	$121,862	$153,658	$313,213	$57,851	$91,439

Consolidated ratio of earnings to fixed charges	1.69	1.81	1.86	1.36	1.48	1.00	1.61

Earnings:
Pretax income from continuing operations before adjustment for income or loss from equity investees(1)	$85,368	$117,258	$133,774	$63,084	$144,180	$521	$53,539
Fixed charges	118,177	127,881	121,862	153,658	313,213	57,851	91,439
Capitalized interest	(12,526)	(25,029)	(41,170)	(20,792)	(13,164)	(4,665)	(2,420)
Amortized premiums, discounts and capitalized expenses related to indebtedness	8,413	11,231	11,898	13,945	13,905	3,716	3,693
Noncontrolling interest in pre-tax income of subsidiaries that have not incurred fixed charges	(238)	(126)	342	(357)	4,894	242	1,056
Earnings	$199,194	$231,215	$226,706	$209,538	$463,028	$57,665	$147,307

Fixed charges:
Interest expense(1)	$114,064	$114,083	$92,590	$146,811	$313,954	$56,902	$92,712
Capitalized interest	12,526	25,029	41,170	20,792	13,164	4,665	2,420
Amortized premiums, discounts and capitalized expenses related to indebtedness	(8,413)	(11,231)	(11,898)	(13,945)	(13,905)	(3,716)	(3,693)
Fixed charges	118,177	127,881	121,862	153,658	313,213	57,851	91,439
Preferred stock dividends	25,130	23,201	22,079	21,645	60,502	8,680	19,207
Combined fixed charges and preferred stock dividends	$143,307	$151,082	$143,941	$175,303	$373,715	$66,531	$110,646

Consolidated ratio of earnings to combined fixed charges and preferred stock dividends	1.39	1.53	1.57	1.20	1.24	0.87	1.33

(1) We have reclassified the income and expenses attributable to the properties sold prior to or held for sale at March 31, 2012 to discontinued operations.