Form 10-Q
period 2012-06-30
HEALTH CARE REIT INC /DE/
filed 2012-08-06
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, the registrant had 214,766,609 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Note)

Assets	(In thousands)
Real estate investments:
Real property owned:
Land and land improvements	$1,189,280	$1,116,756
Buildings and improvements	14,057,887	13,073,747
Acquired lease intangibles	524,145	428,199
Real property held for sale, net of accumulated depreciation	193,307	36,115
Construction in progress	170,785	189,502
Gross real property owned	16,135,404	14,844,319
Less accumulated depreciation and amortization	(1,369,449)	(1,194,476)
Net real property owned	14,765,955	13,649,843
Real estate loans receivable:
Real estate loans receivable	300,000	292,507
Less allowance for losses on loans receivable	-	-
Net real estate loans receivable	300,000	292,507
Net real estate investments	15,065,955	13,942,350
Other assets:
Equity investments	460,962	241,722
Goodwill	68,321	68,321
Deferred loan expenses	60,597	58,584
Cash and cash equivalents	204,895	163,482
Restricted cash	79,619	69,620
Receivables and other assets	407,077	380,527
Total other assets	1,281,471	982,256
Total assets	$16,347,426	$14,924,606

Liabilities and equity
Liabilities:
Borrowings under unsecured line of credit arrangement	$393,000	$610,000
Senior unsecured notes	4,910,871	4,434,107
Secured debt	2,299,674	2,112,649
Capital lease obligations	81,955	83,996
Accrued expenses and other liabilities	400,065	371,557
Total liabilities	8,085,565	7,612,309
Redeemable noncontrolling interests	34,068	33,650
Equity:
Preferred stock	1,022,917	1,010,417
Common stock	214,592	192,299
Capital in excess of par value	8,129,913	7,019,714
Treasury stock	(17,272)	(13,535)
Cumulative net income	2,023,769	1,893,806
Cumulative dividends	(3,309,558)	(2,972,129)
Accumulated other comprehensive income (loss)	(13,590)	(11,928)
Other equity	7,302	6,120
Total Health Care REIT, Inc. stockholders’ equity	8,058,073	7,124,764
Noncontrolling interests	169,720	153,883
Total equity	8,227,793	7,278,647
Total liabilities and equity	$16,347,426	$14,924,606

NOTE: The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2012	2011	2012	2011

		(In thousands, except per share data)
Revenues:
	Rental income	$278,067	$228,246	$541,208	$384,009
	Resident fees and services	165,654	123,149	323,828	194,435
	Interest income	7,879	12,866	16,020	24,575
	Other income	1,482	5,341	3,166	8,165
	Total revenues	453,082	369,602	884,222	611,184
Expenses:
	Interest expense	94,968	81,484	186,941	137,613
	Property operating expenses	136,303	99,808	265,572	163,371
	Depreciation and amortization	131,917	107,255	256,821	176,939
	General and administrative	25,870	19,562	53,621	37,276
	Transaction costs	28,691	13,738	34,270	49,803
	Loss (gain) on derivatives	(2,676)	-	(2,121)	-
	Loss (gain) on extinguishment of debt	576	-	576	-
	Provision for loan losses	-	168	-	416
	Total expenses	415,649	322,015	795,680	565,418
Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	37,433	47,587	88,542	45,766
Income tax (expense) benefit		(1,447)	(211)	(2,918)	(340)
Income from unconsolidated entities		1,456	971	2,989	2,514
Income (loss) from continuing operations		37,442	48,347	88,613	47,940
Discontinued operations:
	Gain (loss) on sales of properties	32,450	30,224	33,219	56,380
	Impairment of assets	-	-	-	(202)
	Income (loss) from discontinued operations, net	6,983	7,637	12,497	13,900
	Discontinued operations, net	39,433	37,861	45,716	70,078
Net income		76,875	86,208	134,329	118,018
Less:	Preferred stock dividends	16,719	17,353	35,926	26,033
Less:	Preferred stock redemption charge	6,242	-	6,242	-
Less:	Net income (loss) attributable to noncontrolling interests(1)	(821)	(992)	(1,876)	(1,234)
Net income (loss) attributable to common stockholders		$54,735	$69,847	$94,037	$93,219

Average number of common shares outstanding:
	Basic	213,498	176,445	206,612	165,755
	Diluted	215,138	177,488	208,237	166,458

Earnings per share:
	Basic:
	Income (loss) from continuing operations
	attributable to common stockholders	$0.07	$0.18	$0.23	$0.14
	Discontinued operations, net	0.18	0.21	0.22	0.42
	Net income (loss) attributable to common stockholders*	$0.26	$0.40	$0.46	$0.56

	Diluted:
	Income (loss) from continuing operations
	attributable to common stockholders	$0.07	$0.18	$0.23	$0.14
	Discontinued operations, net	0.18	0.21	0.22	0.42
	Net income (loss) attributable to common stockholders*	$0.25	$0.39	$0.45	$0.56

Dividends declared and paid per common share		$0.74	$0.715	$1.48	$1.405

Total comprehensive income (loss) attributable to stockholders		$74,927	$86,358	$132,667	$118,972

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(in thousands)

	Six Months Ended June 30, 2012
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,010,417	$192,299	$7,019,714	$(13,535)	$1,893,806	$(2,972,129)	$(11,928)	$6,120	$153,883	$7,278,647
Comprehensive income:
Net income (loss)					136,205				(1,172)	135,033
Other comprehensive income:
Unrealized gain (loss) on equity investments							(38)			(38)
Unrecognized gains (losses) on foreign currency translation							(2,348)			(2,348)
Unrecognized gains (losses) on cash flow hedges							724			724
Total comprehensive income										133,371
Contributions by noncontrolling interests			80						24,840	24,920
Distributions to noncontrolling interests									(7,831)	(7,831)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		1,188	69,819	(3,737)				(602)		66,668
Proceeds from issuance of common stock		20,700	1,041,556							1,062,256
Proceeds from issuance of preferred stock	287,500		(9,812)							277,688
Equity component of convertible debt		405	2,354							2,759
Redemption of preferred stock	(275,000)		6,202		(6,242)					(275,040)
Option compensation expense								1,784		1,784
Cash dividends paid:
Common stock cash dividends						(301,503)				(301,503)
Preferred stock cash dividends						(35,926)				(35,926)
Balances at end of period	$1,022,917	$214,592	$8,129,913	$(17,272)	$2,023,769	$(3,309,558)	$(13,590)	$7,302	$169,720	$8,227,793

	Six Months Ended June 30, 2011
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total

Balances at beginning of period	$291,667	$147,155	$4,932,468	$(11,352)	$1,676,196	$(2,427,881)	$(11,099)	$5,697	$130,249	$4,733,100
Comprehensive income:
Net income (loss)					119,252				(1,396)	117,856
Other comprehensive income:
Unrealized gain (loss) on equity investments							86			86
Unrecognized losses on cash flow hedges							868			868
Total comprehensive income										118,810
Contributions by noncontrolling interests			6,017						22,226	28,243
Distributions to noncontrolling interests									(16,227)	(16,227)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		1,385	69,524	(2,141)				(888)		67,880
Proceeds from issuance of common stock		28,750	1,328,996							1,357,746
Proceeds from issuance of preferred stock	718,750		(22,313)							696,437
Option compensation expense								1,651		1,651
Cash dividends paid:
Common stock cash dividends						(228,565)				(228,565)
Preferred stock cash dividends						(26,033)				(26,033)
Balances at end of period	$1,010,417	$177,290	$6,314,692	$(13,493)	$1,795,448	$(2,682,479)	$(10,145)	$6,460	$134,852	$6,733,042

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Six Months Ended
	June 30,
	2012	2011

	(In thousands)
Operating activities
Net income	$134,329	$118,018
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	260,385	185,821
Other amortization expenses	8,519	7,900
Provision for loan losses	-	416
Impairment of assets	-	202
Stock-based compensation expense	13,634	7,274
Loss (gain) on derivatives	(2,121)	-
Loss (gain) on extinguishment of debt	576	-
Income from unconsolidated entities	(2,989)	(2,514)
Rental income in excess of cash received	(20,793)	(9,304)
Amortization related to above (below) market leases, net	(205)	(1,056)
Loss (gain) on sales of properties	(33,219)	(56,380)
Distributions by unconsolidated entities	4,123	-
Increase (decrease) in accrued expenses and other liabilities	16,355	38,416
Decrease (increase) in receivables and other assets	(27,556)	(47,195)
Net cash provided from (used in) operating activities	351,038	241,598

Investing activities
Investment in real property, net of cash acquired	(1,158,266)	(3,370,597)
Capitalized interest	(4,558)	(6,979)
Investment in real estate loans receivable	(20,354)	(28,467)
Other investments, net of payments	20,147	1,743
Principal collected on real estate loans receivable	12,861	138,396
Contributions to unconsolidated entities	(227,554)	(779)
Distributions by unconsolidated entities	-	1,069
Proceeds from (payments on) derivatives	2,217	-
Decrease (increase) in restricted cash	(9,024)	42,023
Proceeds from sales of real property	156,689	208,692
Net cash provided from (used in) investing activities	(1,227,842)	(3,014,899)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	(217,000)	(300,000)
Proceeds from issuance of senior unsecured notes	593,319	1,381,086
Payments to extinguish senior unsecured notes	(125,585)	-
Net proceeds from the issuance of secured debt	139,395	58,470
Payments on secured debt	(254,175)	(13,081)
Net proceeds from the issuance of common stock	1,120,265	1,421,495
Net proceeds from the issuance of preferred stock	277,688	696,437
Redemption of preferred stock	(275,000)	-
Decrease (increase) in deferred loan expenses	(4,698)	(11,603)
Contributions by noncontrolling interests(1)	11,110	9,087
Distributions to noncontrolling interests(1)	(9,673)	(16,804)
Cash distributions to stockholders	(337,429)	(254,598)
Net cash provided from (used in) financing activities	918,217	2,970,489

Increase (decrease) in cash and cash equivalents	41,413	197,188
Cash and cash equivalents at beginning of period	163,482	131,570
Cash and cash equivalents at end of period	$204,895	$328,758

Supplemental cash flow information:
Interest paid	$180,460	$112,711
Income taxes paid	2,729	31

(1)     Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in seniors housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of June 30, 2012, our broadly diversified portfolio consisted of  1,010 properties in 46 states and Canada. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily an indication of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K filed on May 10, 2012.

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Real Property Acquisition and Development

     Seniors Housing Triple-net Activity

     During the six months ended June 30, 2012, we completed the acquisition of 24 seniors housing triple-net properties.  The total purchase price for the communities acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with our accounting policies.  Also during the three months ended March 31, 2012, we finalized our purchase price allocation of the previously acquired Genesis HealthCare Corporation real estate assets. There were no material changes in the Genesis purchase accounting allocation from those previously disclosed in Note 3 to our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K filed on May 10, 2012.  The following is our purchase price allocations and other seniors housing triple-net real property investment activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2012(1)	June 30, 2011
	Amount	Amount

Land and land improvements	$29,320	$179,321
Buildings and improvements	394,508	2,670,282
Total assets acquired	423,828	2,849,603
Assumed debt	(56,337)	(93,425)
Accrued expenses and other liabilities	(1,568)	(75,144)
Total liabilities assumed	(57,905)	(168,569)
Capital in excess of par	1,024	-
Noncontrolling interest	(15,820)	-
Non-cash acquisition related activity	(310)	-
Cash disbursed for acquisitions	350,817	2,681,034
Construction in progress additions	81,419	75,999
Less: Capitalized interest	(2,629)	(2,331)
Cash disbursed for construction in progress	78,790	73,668
Capital improvements to existing properties	36,421	11,556
Total cash invested in real property, net of cash acquired	$466,028	$2,766,258

(1) Includes acquisitions with an aggregate purchase price of $129,545,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Seniors Housing Operating Activity

     During the six months ended June 30, 2012, we completed the acquisition of 48 seniors housing operating properties. Also, during the three months ended June 30, 2012, we entered into a new partnership with Chartwell Seniors Housing REIT to own and operate a portfolio of 42 seniors housing properties. We own a 50% partnership interest and Chartwell owns the remaining 50% interest in 39 properties. We wholly own the remaining three properties and Chartwell will manage all 42 properties. See Note 7 for additional information.  Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, and we translate balance sheet accounts using exchange rates in effect at the end of the period. We record resulting currency translation adjustments in accumulated other comprehensive income, a component of stockholders’ equity, on our balance sheet.  The total purchase price for the properties acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with our accounting policies.  The following is a summary of our seniors housing operating real property investment activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2012(2)	June 30, 2011
	Amount	Amount

Land and land improvements	$27,647	$71,610
Building and improvements	241,287	966,235
Acquired lease intangibles	24,052	88,285
Restricted cash	-	5,451
Receivables and other assets	1,182	14,960
Total assets acquired(1)	294,168	1,146,541
Assumed debt	(8,684)	(585,656)
Accrued expenses and other liabilities	(1,665)	(30,681)
Total liabilities assumed	(10,349)	(616,337)
Capital in excess of par	-	(6,017)
Noncontrolling interests	(2,054)	(27,411)
Non-cash acquisition related activity	-	(28,090)
Cash disbursed for acquisitions	281,765	468,686
Capital improvements to existing properties	8,553	7,661
Total cash invested in real property, net of cash acquired	$290,318	$476,347

(1) Excludes $1,619,000 and $34,342,000 of cash acquired during the six months ended June 30, 2012 and 2011, respectively.
(2) Includes acquisitions with an aggregate purchase price of $82,774,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Medical Facilities Activity

     During the six months ended June 30, 2012, we acquired 19 medical office buildings, one hospital, and one parcel of land.  The total purchase price for the communities acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with our accounting policies.  The following is a summary of our medical facilities real property investment activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2012(2)	June 30, 2011
	Amount	Amount

Land and land improvements	$30,160	$7,711
Buildings and improvements	489,659	63,532
Acquired lease intangibles	58,998	1,126
Restricted cash	975	-
Receivables and other assets	4,250	-
Total assets acquired	584,042	72,369
Assumed debt	(238,589)	(42,551)
Accrued expenses and other liabilities	(12,775)	(568)
Total liabilities assumed	(251,364)	(43,119)
Non-cash acquisition activity	(880)	-
Cash disbursed for acquisitions	331,798	29,250
Construction in progress additions:	64,937	124,150
Less: Capitalized interest	(1,929)	(4,648)
Accruals(1)	(10,911)	(30,736)
Cash disbursed for construction in progress	52,097	88,766
Capital improvements to existing properties	18,025	9,976
Total cash invested in real property	$401,920	$127,992

(1) Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.
(2) Includes acquisitions with an aggregate purchase price of $545,824,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

     Development Conversions

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

	Six Months Ended
	June 30, 2012	June 30, 2011
Development projects:
Seniors housing triple-net	$59,167	$-
Medical facilities	105,666	325,563
Total development projects	164,833	325,563
Expansion projects	240	19,218
Total construction in progress conversions	$165,073	$344,781

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	June 30, 2012	December 31, 2011
Assets:
In place lease intangibles	$405,499	$332,645
Above market tenant leases	45,739	35,973
Below market ground leases	58,604	51,316
Lease commissions	14,303	8,265
Gross historical cost	524,145	428,199
Accumulated amortization	(206,832)	(148,380)
Net book value	$317,313	$279,819

Weighted-average amortization period in years	17.0	17.0

Liabilities:
Below market tenant leases	$72,384	$67,284
Above market ground leases	5,894	5,020
Gross historical cost	78,278	72,304
Accumulated amortization	(24,620)	(21,387)
Net book value	$53,658	$50,917

Weighted-average amortization period in years	12.2	12.3

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental income related to above/below market tenant leases, net	$282	$874	$887	$1,592
Property operating expenses related to above/below market ground leases, net	(364)	(268)	(682)	(536)
Depreciation and amortization related to in place lease intangibles and lease commissions	(28,551)	(27,048)	(55,843)	(41,540)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2012	$67,938	$3,450
2013	38,753	6,437
2014	25,899	5,979
2015	23,776	5,015
2016	25,016	4,657
Thereafter	135,931	28,120
Totals	$317,313	$53,658

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Dispositions, Assets Held for Sale and Discontinued Operations

During the six months ended June 30, 2012, we sold 23 properties for net gains of $33,219,000.  Of our total sale proceeds, $84,247,000 was deposited in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary and, during the second quarter of 2012, we used $79,300,000 of the deposited proceeds for medical facility acquisitions.  At June 30, 2012, we had 36 seniors housing facilities that satisfied the requirements for held for sale treatment and such properties were properly recorded at the lesser of their estimated fair value less costs to sell or carrying value.  The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2012	June 30, 2011
Real property dispositions:
Seniors housing triple-net	$90,404	$117,074
Medical facilities	33,066	35,238
Total dispositions	123,470	152,312
Add: Gain on sales of real property	33,219	56,380
Proceeds from real property sales	$156,689	$208,692

We have reclassified the income and expenses attributable to all properties sold prior to and held for sale at June 30, 2012 to discontinued operations.  Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt.  The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$9,833	$15,943	$20,040	$32,242
Expenses:
Interest expense	1,794	3,289	3,543	6,490
Property operating expenses	10	1,219	436	2,970
Provision for depreciation	1,046	3,798	3,564	8,882
Income (loss) from discontinued operations, net	$6,983	$7,637	$12,497	$13,900

6. Real Estate Loans Receivable

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2012			June 30, 2011
	Seniors			Seniors
	Housing	Medical		Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$532	$-	$532	$11,807	$-	$11,807
Draws on existing loans	19,455	367	19,822	8,824	7,836	16,660
Net cash advances on real estate loans	19,987	367	20,354	20,631	7,836	28,467
Receipts on real estate loans receivable:
Loan payoffs	-	-	-	129,860	-	129,860
Principal payments on loans	11,613	1,248	12,861	5,164	3,372	8,536
Total receipts on real estate loans	11,613	1,248	12,861	135,024	3,372	138,396
Net advances (receipts) on real estate loans	$8,374	$(881)	$7,493	$(114,393)	$4,464	$(109,929)

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We recorded no provision for loan losses during the six months ended June 30, 2012. At June 30, 2012, we had real estate loans with outstanding balances of $12,956,000 on non-accrual status but no allowance for loan losses.

7. Investments in Unconsolidated Entities

     During the year ended December 31, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). We acquired a 49% interest in a seven-building life science campus located at University Park in Cambridge, Massachusetts, which is immediately adjacent to the campus of the Massachusetts Institute of Technology.  At June 30, 2012, our investment of $176,579,000 is recorded as an investment in unconsolidated entities on the balance sheet.  The results of operations for these properties have been included in our consolidated results of operations from the date of acquisition by the joint venture and are reflected in our statement of comprehensive income as income from unconsolidated entities.  The aggregate remaining unamortized basis difference of our investment in this joint venture of $2,432,000 at June 30, 2012 is primarily attributable to real estate and related intangible assets and will be amortized over the life of the related properties and included in the reported amount of income from unconsolidated entities.

     During the quarter ended June 30, 2012, we entered into a joint venture with Chartwell Seniors Housing REIT (TSX:CSH.UN).  The portfolio contains 42 properties, 39 of which are owned 50% by the company and Chartwell, and three of which the company wholly owns.  In connection with the 39 properties, we invested $223,134,000 of cash which was recorded as an investment in unconsolidated entities on the balance sheet. The 39 properties are accounted for under the equity method of accounting and do not qualify as VIEs (variable interest entities). See Note 3 for additional information.

     In addition, at June 30, 2012, we had other investments in unconsolidated entities with our ownership ranging from 10% to 50%.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Customer Concentration

     The following table summarizes certain information about our customer concentration as of June 30, 2012 (dollars in thousands):

	Number of	Total	Percent of
Concentration by investment:(1)	Properties(2)	Investment(2)	Investment(3)
Genesis HealthCare Corporation	157	$2,555,487	17%
Merrill Gardens, LLC	48	1,107,023	7%
Benchmark Senior Living	35	858,525	6%
Brandywine Senior Living, LLC	25	722,284	5%
Senior Living Communities, LLC	12	603,348	4%
Remaining portfolio	681	9,219,288	61%
Totals	958	$15,065,955	100%

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

9. Borrowings Under Line of Credit Arrangements and Related Items

     At June 30, 2012, we had a $2,000,000,000 unsecured line of credit arrangement with a consortium of 31 banks with an option to upsize the facility by up to an additional $500,000,000 through an accordion feature, allowing for the aggregate commitment of up to $2,500,000,000.  The revolving credit facility is scheduled to expire July 27, 2015.

     Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.60% at June 30, 2012). The applicable margin is based on certain of our debt ratings and was 1.35% at June 30, 2012. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.25% at June 30, 2012. Principal is due upon expiration of the agreement.  In addition, at June 30, 2012, we had a $5,000,000 unsecured revolving demand note outstanding and bearing interest at 1-month LIBOR plus 110 basis points.

     The following information relates to aggregate borrowings under the unsecured line of credit arrangements for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance outstanding at quarter end	$393,000	$-	$393,000	$-
Maximum amount outstanding at any month end	$393,000	$20,000	$897,000	$495,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$122,209	$253	$301,456	$158,856
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.65%	n/a	1.65%	2.17%

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Senior Unsecured Notes and Secured Debt

     Please see Note 19 regarding debt activity that occurred subsequent to June 30, 2012.  At June 30, 2012, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2012	$244,939 (4)	$19,610	$264,549
2013	300,000	220,373	520,373
2014	-	201,317	201,317
2015	250,000	214,550	464,550
2016	700,000	301,528	1,001,528
Thereafter	3,444,403	1,328,065	4,772,468
Totals	$4,939,342	$2,285,443	$7,224,785

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 3.0% to 8.0%.
(3) Annual interest rates range from 1.2% to 8.0%. Carrying value of the properties securing the debt totaled $4,095,959,000 at June 30, 2012.
(4) We provided notice of redemption to the holders of $168,086,000 of convertible senior unsecured notes in June 2012. See Note 19 for additional information.

     The following is a summary of our senior unsecured note issuances during the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2012		June 30, 2011
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$4,464,927	5.133%	$3,064,930	5.129%
Debt issued	600,000	4.125%	1,400,000	5.143%
Debt redeemed	(125,585)	4.750%	-	0.000%
Ending balance	$4,939,342	5.021%	$4,464,930	5.133%

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2012		June 30, 2011
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,108,373	5.34%	$1,133,715	5.59%
Debt issued	139,395	4.43%	58,470	5.78%
Debt assumed	284,988	5.68%	689,888	5.39%
Debt extinguished	(229,207)	4.22%	-	0.00%
Principal payments	(18,106)	5.55%	(12,944)	6.00%
Ending balance	$2,285,443	5.45%	$1,869,129	5.52%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2012, we were in compliance with all of the covenants under our debt agreements.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Derivative Instruments

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates.  We may elect to use financial derivative instruments to hedge such interest rate exposures. These decisions are principally based on our policy to manage the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates.  In addition, the Chartwell transaction discussed in Note 3 exposes us to the potential loss associated with adverse changes in the Canadian Dollar to U.S. Dollar exchange rate.  We elected to manage this risk through the use of a forward exchange contract.

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

Interest Rate Swap Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  As of June 30, 2012, we had five interest rate swaps for a total aggregate notional amount of $101,040,000.  The swaps hedge interest payments associated with long-term LIBOR based borrowings and mature between December 31, 2012 and December 31, 2013.   Approximately $1,883,000 of losses, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

Forward Exchange Contracts

      On February 15, 2012, we entered into a forward exchange contract to purchase $250,000,000 Canadian Dollars at a fixed rate in the future.  The forward contract was used to limit exposure to fluctuations in the Canadian Dollar to U.S. Dollar exchange rate associated with our initial cash investment funded for the Chartwell transaction discussed in Note 3 and Note 7.  On May 3, 2012, this forward exchange contract was settled for a gain of $2,772,000 and the proceeds were used to fund our investment.    On May 3, 2012, we also entered into a forward contract to sell $250,000,000 Canadian dollars at a fixed rate on July 31, 2012.  This forward contract has been designated as a net investment hedge of our Chartwell investment and changes in fair value are reported in OCI as no ineffectiveness is anticipated.

     The following presents the impact of derivative instruments on the statement of comprehensive income and OCI for the periods presented (dollars in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2012	2011	2012	2011
Gain (loss) on interest rate swap recognized in
OCI (effective portion)	n/a	$806	$(4,962)	$1,545	$(7,016)
Gain (loss) on interest rate swaps reclassified from
AOCI into income (effective portion)	Interest expense	360	(794)	821	(1,598)
Gain (loss) on interest rate sawps recognized
in income	Realized loss	(96)	-	(96)	-
Gain (loss) on forward exchange contracts recognized in
income (ineffective portion and amount excluded
from effectiveness testing)	Unrealized loss	-	-	(555)	-
Gain (loss) on forward exchange contracts recognized
in income	Realized gain	2,772	-	2,772	-
Gain (loss) on forward exchange contracts designated
as net investment hedge recognized in OCI	n/a	6,916	-	6,916	-

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

     At June 30, 2012, we had six outstanding letter of credit obligations totaling $5,925,000 and expiring between 2012 and 2014.

     At June 30, 2012, we had outstanding construction in process of $170,785,000 for leased properties and were committed to providing additional funds of approximately $201,261,000 to complete construction. At June 30, 2012, we had contingent purchase obligations totaling $62,347,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with Accounting Standards Codification (“ASC”) Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At June 30, 2012, we had operating lease obligations of $531,618,000 relating to certain ground leases and company office space and capital lease obligations of $86,449,000 relating to certain investment properties. We incurred rental expense relating to company office space of $312,000 and $601,000 for the three months and six months ended June 30, 2012, respectively, as compared to $615,000 and $1,130,000 for the same periods in 2011. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At June 30, 2012, aggregate future minimum rentals to be received under these noncancelable subleases totaled $41,912,000.

13. Stockholders’ Equity

     The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	June 30, 2012	December 31, 2011
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	26,224,854	25,724,854
Outstanding shares	26,224,854	25,724,854

Common Stock, $1.00 par value:
Authorized shares	400,000,000	400,000,000
Issued shares	215,087,126	192,604,918
Outstanding shares	214,690,843	192,275,248

     Preferred Stock. The following is a summary of our preferred stock activity during the six months ended June 30, 2012 and 2011 (dollars in thousands, except per share amounts):

	Six Months Ended
	June 30, 2012		June 30, 2011
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	25,724,854	7.013%	11,349,854	7.663%
Shares issued	11,500,000	6.500%	14,375,000	6.500%
Shares redeemed	(11,000,000)	7.716%	-	0.000%
Ending balance	26,224,854	6.493%	25,724,854	7.013%

      During the six months ended June 30, 2012, we recognized a charge of $6,242,000 in connection with the preferred stock redemptions.

     Common Stock. The following is a summary of our common stock issuances during the six months ended June 30, 2012 and 2011 (dollars in thousands, except per share amounts):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

March 2011 public issuance	28,750,000	$49.25	$1,415,938	$1,358,694
2011 Dividend reinvestment plan issuances	1,200,418	49.44	59,348	58,400
2011 Option exercises	116,782	37.69	4,401	4,401
2011 Totals	30,067,200		$1,479,687	$1,421,495

February 2012 public issuance	20,700,000	$53.50	$1,107,450	$1,062,256
2012 Dividend reinvestment plan issuances	993,634	54.34	53,991	53,991
2012 Option exercises	104,574	38.42	4,018	4,018
2012 Senior note conversions	405,252		-	-
2012 Totals	22,203,460		$1,165,459	$1,120,265

Comprehensive Income

     The following is a summary of accumulated other comprehensive income (loss) as of the dates indicated (in thousands):

	June 30, 2012	December 31, 2011
Unrecognized losses on cash flow hedges	$(7,836)	$(8,561)
Unrecognized losses on equity investments	(658)	(619)
Unrecognized gains (losses) on foreign currency translation	(2,348)	-
Unrecognized actuarial losses	(2,748)	(2,748)
Totals	$(13,590)	$(11,928)

     The following is a summary of comprehensive income (loss) for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Unrecognized gains on cash flow hedges	$446	$386	$724	$868
Unrecognized gains (losses) on equity investments	(46)	(236)	(38)	86
Unrecognized gains (losses) on foreign currency translation	(2,348)	-	(2,348)	-
Total other comprehensive income (loss)	(1,948)	150	(1,662)	954
Net income attributable to controlling interests	77,696	87,200	136,205	119,252
Comprehensive income (loss) attributable to controlling interests	75,748	87,350	134,543	120,206
Net and comprehensive income (loss) attributable to noncontrolling interests(1)	(821)	(992)	(1,876)	(1,234)
Total comprehensive income (loss) attributable to stockholders	$74,927	$86,358	$132,667	$118,972

(1) Includes amounts attributable to redeemable noncontrolling interests.

14. Stock Incentive Plans

     Our Amended and Restated 2005 Long-Term Incentive Plan authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan continued to vest through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three years for non-employee directors to five years for officers and key employees. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $2,311,000 and $13,634,000 for the three and six months ended June 30, 2012 and $1,681,000 and $7,274,000 for the three and six months ended in June 30, 2011. The increase is primarily attributable to the impact of special non-cash retention and performance based stock awards for executive officers.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$54,735	$69,847	$94,037	$93,219

Denominator for basic earnings per
share - weighted average shares	213,498	176,445	206,612	165,755
Effect of dilutive securities:
Employee stock options	261	178	242	184
Non-vested restricted shares	299	249	290	232
Convertible senior unsecured notes	1,080	616	1,093	287
Dilutive potential common shares	1,640	1,043	1,625	703
Denominator for diluted earnings per
share - adjusted weighted average shares	215,138	177,488	208,237	166,458

Basic earnings per share	$0.26	$0.40	$0.46	$0.56
Diluted earnings per share	$0.25	$0.39	$0.45	$0.56

The diluted earnings per share calculations exclude the dilutive effect of 354,000 and 287,000 stock options for the three months ended June 30, 2012 and 2011, respectively, and 366,000 and 287,000 for the six months ended because the exercise prices were more than the average market price.  The Series H Cumulative Convertible and Redeemable Preferred Stock and Series I Cumulative Convertible Perpetual Preferred Stock were not included in the calculations as the effect of conversions into common stock was anti-dilutive.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Available-for-sale Equity Investments — Available-for-sale equity investments are recorded at their fair value based on level one publicly available trading prices.

Borrowings Under Unsecured Line of Credit Arrangements — The carrying amount of the unsecured line of credit arrangements approximates fair value because the borrowings are interest rate adjustable.

Senior Unsecured Notes — The fair value of the senior unsecured notes payable was estimated based on level one publicly available trading prices.

Secured Debt — The fair value of fixed rate secured debt is estimated using level two inputs by discounting the estimated future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities.  The carrying amount of variable rate secured debt approximates fair value because the borrowings are interest rate adjustable.

Interest Rate Swap Agreements — Interest rate swap agreements are recorded as assets or liabilities on the balance sheet at fair market value.  Fair market value is estimated using level two inputs by utilizing pricing models that consider forward yield curves and discount rates.

Foreign Currency Forward Contracts — Foreign currency forward contracts are recorded as assets or liabilities on the balance sheet at fair market value.  Fair market value is determined using level two inputs by estimating the future value of the currency pair based on existing exchange rates, comprised of current spot and traded forward points, and present valuing the net amount using a discount factor based on observable traded interest rates.

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Mortgage loans receivable	$63,249	$65,993	$63,934	$64,194
Other real estate loans receivable	236,751	246,785	228,573	231,308
Available-for-sale equity investments	942	942	980	980
Cash and cash equivalents	204,895	204,895	163,482	163,482
Foreign currency forward contract	6,916	6,916	-	-

Financial liabilities:
Borrowings under unsecured line of credit arrangements	$393,000	$393,000	$610,000	$610,000
Senior unsecured notes	4,910,871	5,425,706	4,434,107	4,709,736
Secured debt	2,299,674	2,461,438	2,112,649	2,297,278
Interest rate swap agreements	979	979	2,854	2,854

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

	Fair Value Measurements as of June 30, 2012
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$942	$942	$-	$-
Interest rate swap agreements(2)	(979)	-	(979)	-
Foreign currency forward contract(2)	6,916	-	6,916	-
Totals	$6,879	$942	$5,937	$-

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Segment Reporting

     We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations within our three business segments: seniors housing triple-net, seniors housing operating and medical facilities. Our seniors housing triple-net properties include skilled nursing/post-acute facilities, assisted living facilities, independent living/continuing care retirement communities and combinations thereof. Under the seniors housing triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties.   Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our seniors housing operating properties include assisted living facilities and independent living/continuing care retirement communities that are owned and operated through RIDEA (see Note 18) partnership structures.  Our primary medical facility properties include medical office buildings, hospitals and life science buildings.  Our medical office buildings are typically leased to multiple tenants and generally require a certain level of property management. Our hospital investments are structured similar to our seniors housing triple-net investments.  Our life science investments represent investments in an unconsolidated entity (see Note 7 for additional information).  The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K filed on May 10, 2012.) The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments.  There are no intersegment sales or transfers. We evaluate performance based upon net operating income from continuing operations (“NOI”) of each segment. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, transaction costs, impairments and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.  Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining net operating income.

     Summary information for the reportable segments for the six months ended June 30, 2012 and 2011 is as follows (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2012:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$176,777	$-	$101,290	$-	$278,067
Resident fees and services	-	165,654	-	-	165,654
Interest income	5,984	-	1,895	-	7,879
Other income	761	-	478	243	1,482
Total revenues	183,522	165,654	103,663	243	453,082

Property operating expenses	-	(111,340)	(24,963)	-	(136,303)
Net operating income from continuing operations	183,522	54,314	78,700	243	316,779

Reconciling items:
Interest expense	(1,599)	(16,227)	(8,666)	(68,476)	(94,968)
(Loss) gain on derivatives	(96)	2,772	-	-	2,676
Depreciation and amortization	(54,578)	(37,745)	(39,594)	-	(131,917)
General and administrative	-	-	-	(25,870)	(25,870)
Transaction costs	(23,683)	(2,821)	(2,187)	-	(28,691)
(Loss) gain on extinguishment of debt	(2,238)	1,179	483	-	(576)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$101,328	$1,472	$28,736	$(94,103)	$37,433

Total assets	$8,159,852	$3,485,380	$4,397,011	$305,183	$16,347,426

Three Months Ended June 30, 2011:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$155,413	$-	$72,833	$-	$228,246
Resident fees and services	-	123,149	-	-	123,149
Interest income	11,036	-	1,830	-	12,866
Other income	4,497	-	466	378	5,341
Total revenues	170,946	123,149	75,129	378	369,602

Property operating expenses	-	(84,334)	(15,474)	-	(99,808)
Net operating income from continuing operations	170,946	38,815	59,655	378	269,794

Reconciling items:
Interest expense	(829)	(12,974)	(7,200)	(60,481)	(81,484)
Depreciation and amortization	(44,402)	(38,176)	(24,677)	-	(107,255)
General and administrative	-	-	-	(19,562)	(19,562)
Transaction costs	(12,692)	(488)	(558)	-	(13,738)
Provision for loan losses	-	-	(168)	-	(168)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$113,023	$(12,823)	$27,052	$(79,665)	$47,587

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$345,456	$-	$195,752	$-	$541,208
Resident fees and services	-	323,828	-	-	323,828
Interest income	11,861	-	4,159	-	16,020
Other income	1,606	-	1,082	478	3,166
Total revenues	358,923	323,828	200,993	478	884,222

Property operating expenses	-	(218,583)	(46,989)	-	(265,572)
Net operating income from continuing operations	358,923	105,245	154,004	478	618,650

Reconciling items:
Interest expense	(3,380)	(32,062)	(18,904)	(132,595)	(186,941)
(Loss) gain on derivatives	(96)	2,217	-	-	2,121
Depreciation and amortization	(105,752)	(77,518)	(73,551)	-	(256,821)
General and administrative	-	-	-	(53,621)	(53,621)
Transaction costs	(25,205)	(4,399)	(4,666)	-	(34,270)
(Loss) gain on extinguishment of debt	(2,238)	1,179	483	-	(576)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$222,252	$(5,338)	$57,366	$(185,738)	$88,542

Six Months Ended June 30, 2011:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$247,021	$-	$136,988	$-	$384,009
Resident fees and services	-	194,435	-	-	194,435
Interest income	20,415	-	4,160	-	24,575
Other income	5,004	-	2,251	910	8,165
Total revenues	272,440	194,435	143,399	910	611,184

Property operating expenses	-	(133,606)	(29,765)	-	(163,371)
Net operating income from continuing operations	272,440	60,829	113,634	910	447,813

Reconciling items:
Interest expense	(199)	(19,501)	(13,981)	(103,932)	(137,613)
Depreciation and amortization	(71,019)	(58,307)	(47,613)	-	(176,939)
General and administrative	-	-	-	(37,276)	(37,276)
Transaction costs	(16,699)	(32,557)	(547)	-	(49,803)
Provision for loan losses	-	-	(416)	-	(416)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$184,523	$(49,536)	$51,077	$(140,298)	$45,766

     Our portfolio of properties and other investments are located in the United States and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  For the three months ended June 30, 2012, $2,055,000, or 0.5% of our revenues, and $296,573,000, or 1.8% of our assets, were located in Canada.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes and Distributions

     To qualify as a real estate investment trust for federal income tax purposes, at least 90% of taxable income (excluding 100% of net capital gains) must be distributed to stockholders. Real estate investment trusts that do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The main differences between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, basis differences in acquisitions, differing useful lives and depreciation and amortization methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes.  At June 30, 2012, we continued to qualify as a real estate investment trust, and no federal provision has been reflected due to distributions made to stockholders of at least 100% of taxable income for the six months ended June 30, 2012.

     At June 30, 2012, we had $1,356,000 of U.S. federal tax losses from our taxable REIT subsidiaries (“TRS”), and no apportioned state tax losses available for carry-forward.  Income tax expense reflected in the financial statements primarily represents federal expense at our TRS and state and local income taxes as well as amounts related to uncertain tax positions as discussed below and non-U.S. income taxes on certain investments located in jurisdictions outside the U.S.

     As a result of certain acquisitions, we are subject to corporate level taxes for related asset dispositions for the period June 30, 2012 through June 30, 2021 (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to (a) the excess of the fair value of the asset as of June 30, 2012 over its adjusted tax basis as of June 30, 2012, or (b) the actual amount of gain, whichever of (a) and (b) is lower. Some but not all gains recognized during this period of time could be offset by available net operating losses and capital loss carry-forwards. We have not recorded a deferred tax liability as a result of the potential built-in gains tax based on our intentions with respect to such properties and available tax planning strategies.

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

     The balance of our unrecognized tax benefits as of June 30, 2012 was $6,468,000 (exclusive of accrued interest and penalties).   A significant portion of this balance of unrecognized tax benefits as of June 30, 2012, $6,141,000 (exclusive of accrued interest and penalties), relates to the April 1, 2011 Genesis transaction and is included in accrued expenses and other liabilities on the consolidated balance sheet.  As part of the Genesis acquisition, we received full indemnification from FC-GEN Operations Investment, LLC covering income taxes or other taxes as well as  interest and penalties relating to tax positions taken by FC-GEN Operations Investment, LLC prior to the acquisition.  As of June 30, 2012, we had $8,339,000 reserved for uncertain tax positions related to the Genesis transaction pursuant to ASC 740-10 inclusive of interest and penalties, and had recorded an offsetting indemnification asset for the same amount in receivables and other assets on the consolidated balance sheets.  Such indemnification asset is reviewed for collectability periodically.  We have estimated that an additional $8,952,000 could be subject to collection under the indemnification agreement provided an unfavorable assessment is made relating to income tax positions that we currently believe are more likely than not to be sustained.

     There were $206,000 of uncertain tax positions as of June 30, 2012 for which it is reasonably possible that the amount of unrecognized tax benefits would decrease during 2012.  Interest and penalties totaled $287,000 and $502,000 in expense for the three and six months ended June 30, 2012, respectively, and were recorded as income tax expense in the consolidated statements of comprehensive income with an offsetting amount recorded in other income relating to the increase in the indemnification asset. As of June 30, 2012, $2,149,000 of interest and penalties were accrued related to income taxes.

19. Subsequent Events

     Canadian term loan.  On July 30, 2012, we completed funding on a $250 million Canadian denominated unsecured term loan (approximately $249 million USD at exchange rates on that day).  The loan is coterminous with the company’s USD $2.0 billion unsecured revolving credit facility and matures July 27, 2015 with an option to extend for an additional year at the company’s discretion.

     Convertible note redemptions.  As of July 17, 2012, we received notices of conversion from holders of $167.6 million of our 4.75% convertible senior notes due 2027.  Conversion into common shares will be completed on or before August 20, 2012.  The remaining $524 thousand of these notes were repurchased or redeemed on or before July 17, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K filed on May 10, 2012, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Summary

Company Overview

     Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of seniors housing and health care real estate since the company was founded in 1970.  We are an S&P 500 company headquartered in Toledo, Ohio and our portfolio spans the full spectrum of seniors housing and health care real estate, including seniors housing communities, skilled nursing/post-acute facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.  The following table summarizes our portfolio as of June 30, 2012:

	Investments	Percentage of	Number of	# Beds/Units		Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.		metric(1)		States

Seniors housing triple-net	$4,364,994	27.4%	295	26,949	units	$164,908	per unit	40

Skilled nursing/post-acute	3,550,120	22.4%	302	39,207	beds	91,227	per bed	28

Seniors housing operating(2)	3,425,514	21.6%	160	21,380	units	179,805	per unit	22

Hospitals	912,743	5.8%	36	2,137	beds	427,114	per bed	16

Medical office buildings(2)	3,276,238	20.7%	210	12,918,616	sq. ft.	265	per sq. ft.	29

Life science buildings(2)	333,853	2.1%	7			n/a		1

Totals	$15,863,462	100.0%	1,010					46

(1) Investment per metric was computed by using the total committed investment amount of $16,064,723,000, which includes net real estate investments, our share of investments in unconsolidated entities and unfunded construction commitments for which initial funding has commenced which amounted to $15,065,955,000, $797,507,000 and $201,261,000, respectively.

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

Health Reform Laws

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amends the PPACA (collectively, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or the operators and tenants of our properties. Some provisions of the Health Reform Laws may have a positive impact on our operators’ or tenants’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our operators or tenants by, for example, altering the market basket adjustments for certain types of health care facilities. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators and tenants provide to our respective employees.   We cannot predict whether the existing Health Reform Laws, or future health care reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well.  On June 28, 2012, The United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow States not to participate in the expansion – and to forego funding for the Medicaid expansion – without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear whether any state will pursue this option, although at least some appear to be considering this option at this time.  Despite the Supreme Court’s decision to uphold the Health Reform Laws, the House of Representatives voted to repeal the Health Reform Laws in full.  We cannot predict whether any of these or future attempts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators and tenants.

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

A similar productivity adjustment also applies to skilled nursing facilities beginning in 2012, which means that the payment rates

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

for skilled nursing facilities may decrease from one year to the next. Long−term care hospitals have faced a specified percentage decrease in their annual update for discharges since 2010. Additionally, beginning in 2012, long−term care hospitals will be subject to the productivity adjustments, which may decrease the federal payment rates for long−term care hospitals. Similar productivity adjustments and other adjustments to payment rates have applied to inpatient rehabilitation facilities, psychiatric hospitals and outpatient hospitals since 2010.

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

The Health Reform Laws additionally call for the creation of the Independent Payment Advisory Board (the “Board”), which will be responsible for establishing payment policies, including recommendations in the event that Medicare costs exceed a certain threshold. Proposals for recommendations submitted by the Board prior to December 31, 2018 may not include recommendations that would reduce payments for hospitals, skilled nursing facilities, and physicians, among other providers, prior to December 31, 2019.  On March 22, 2012, the House of Representatives approved legislation that would repeal the Board.  While this legislation was not passed by the Senate, if such a repeal were signed into law in the future, reimbursement to our tenants and operators may be impacted.  The ultimate success of the repeal effort is likely to depend on the outcome of the November elections.

The Health Reform Laws also create other mechanisms that could permit significant changes to payment. For example, the Health Reform Laws establish the Center for Medicare and Medicaid Innovation to test innovative payment and service delivery models to reduce program expenditures through the use of demonstration programs that can waive existing reimbursement methodologies. As another example, on November 2, 2011, CMS published the final rule implementing section 3022 of the Health Reform Laws, which contains provisions relating to Medicare payment to providers and suppliers participating in Accountable Care Organizations (“ACOs”) under the Medicare Shared Servings Program. Under the program, Medicare will share a percentage of savings with ACOs that meet certain quality and saving requirements, thereby allowing providers to receive incentive payments in addition to their traditional fee−for−service payments. Under the program, more experienced providers may assume the risk of losses in exchange for greater potential rewards: ACOs may share up to 50% of the savings under the one−sided model and up to 60% of the savings under the two−sided model, depending on their quality and performance. The amount of shared losses for which an ACO is liable in the two−sided model may not exceed the following percentages of its updated benchmark: 5% in the first performance year, 7.5% in the second year, and 10% in the third year. These shared losses could affect the ability of ACO operators or tenants to meet their financial obligations to us. The Health Reform Laws also provide additional Medicaid funding to allow states to carry out mandated expansion of Medicaid coverage to certain financially−eligible individuals beginning in 2014, and also permit states to expand their Medicaid coverage to these individuals as early as April 1, 2010, if certain conditions are met.   The Health Reform Laws also extend certain payment rules related to long−term acute care hospitals found in the Medicare, Medicaid, and SCHIP Extension Act of 2007 (“MMSEA”).

Additionally, although the Health Reform Laws delayed  implementation of the Resource Utilization Group, Version Four (“RUG−IV”), which revises the payment classification system for skilled nursing facilities, the Medicare and Medicaid Extenders Act of 2010 repealed this delay retroactively to October 1, 2010. The implementation of the RUG-IV classification may impact our tenants and operators by revising the classifications of certain patients.  The federal reimbursement for certain facilities, such as skilled nursing facilities, incorporates adjustments to account for facility case-mix. The Health Reform Laws also extend certain payment rules related to long−term acute care hospitals found in the MMSEA.  The MMSEA delayed the implementation of a policy referred to as the “25% threshold rule” that would limit the proportion of patients who can be admitted from a co-located or host hospital during a cost reporting period and be paid under the long-term care hospital prospective payment system.  The Health Reform Laws further extended the delay, which is scheduled to expire at various points in calendar year 2012 depending on the start of the provider’s cost reporting period.

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

Impact to the Health Care Plans Offered to Our Employees. The Health Reform Laws affect employers that provide health plans to their employees. The new laws change the tax treatment of the Medicare Part D retiree drug subsidy and extend dependent coverage for dependents up to age 26, among other changes. We continue to evaluate our health care plans for these changes as new reform laws are enacted. These changes may affect our operators and tenants as well.

Medicare Program Reimbursement Changes

In recent months, CMS released a number of proposed and final rulemakings that may potentially increase or decrease government reimbursement to our operators and tenants. To the extent that any of these rulemakings decrease government reimbursement to our operators and tenants, our revenue and operations may be indirectly, adversely affected.

On August 1, 2011, CMS issued a final rule updating the long−term acute care hospital prospective payment system for fiscal year 2012. Among other things, the final rule increased payment rates for acute care hospitals by 1% and long−term care hospitals by 1.8%. In the rule, CMS included a negative 2%, rather than the proposed negative 3.15%, documentation and coding adjustment for long−term care hospitals. On August 8, 2011, CMS released a final rulemaking for the prospective payment system and consolidated billing for skilled nursing facilities for fiscal year 2012, which included the 11.1%, or $3.87 billion, decrease in RUG payments made to skilled nursing facilities previously discussed. CMS announced that the reasons for this rate reduction were to correct for the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

unintended spike in payment levels, particularly those associated with higher paying RUGs, and to align reimbursement with cost. As part of these changes, effective October 1, 2011, all rate categories will be updated for the full market basket; increase of 2.7%, less a 1% productivity adjustment required by Section 3401(b) of the Health Reform Laws.  On August 1, 2012, CMS published a final rule for the inpatient prospective payment system, which sets forth acute care and long-term care hospital payment rate changes for the 2013 fiscal year.  Specifically, CMS estimates that, for fiscal year 2013, the Medicare rates for inpatient stays at acute care hospitals will increase by 2.8% for those hospitals that successfully participate in the Hospital Inpatient Quality Reporting Program, while those that do not successfully participate in that program would receive a payment rate increase of 0.8%.  CMS also implemented a 3.75% one-time budget neutrality adjustment to the long-term care hospital rate that would be phased in over three years.   The first year phase in of that adjustment will be 1.3%, which would apply to payments or discharges on or after December 29, 2012.  CMS adopted a one-year extension of the existing moratorium on the 25% threshold policy, through fiscal year 2013, beginning on or after October 1, 2012 and before October 1, 2013.  CMS clarified its regulations to reflect an existing policy that the Inpatient Prospective Payment System comparable per diem amount is capped at an amount comparable to what would have been a full payment under the Inpatient Prospective Payment System and that cap applies to short stay cases in long-term care hospitals with discharges occurring on or after December 29, 2012.  The legislative moratorium on new long-term hospitals and satellite facilities are set to expire at the end of 2012. Additionally, on July 30, 2012, CMS released notices updating the payment rates for inpatient rehabilitation facilities (“IRFs”) and for skilled nursing facilities (“SNFs”).  For IRF discharges occurring on or after October 1, 2012 and on or before September 30, 2013, CMS is implementing a net 1.9% rate increase.   Effective October 1, 2012, CMS is implementing a net 1.8% rate increase for SNFs.

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

On November 1, 2011, CMS published a final rule with comment period for outpatient care hospitals and ambulatory surgical centers. CMS estimates that the cumulative effect of all changes to payment rates for calendar year 2012 will have a positive effect, resulting in a 1.9% estimated increase in Medicare payments to providers paid under the hospital outpatient prospective payment system. As required by the Health Reform Laws, the rule also provides for a payment adjustment for designated cancer hospitals, resulting in an expected increase in payments to cancer hospitals by 11.3%, and increases payment rates to ambulatory surgical centers by 1.6%.

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

Capital Market Outlook

     The capital markets remain supportive of our investment strategy.  Year to date we have raised $2.3 billion in aggregate through issuance of common and preferred stock, unsecured debt and a Canadian denominated term loan.  The capital raised, in combination with cash on hand and borrowings under our revolving credit facility, supported $1.9 billion in gross new investments year-to-date.  We expect attractive investment opportunities to remain available through the balance of 2012 as we continue to leverage the benefits of our relationship investment strategy.

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

     For the six months ended June 30, 2012, rental income, resident fees and services and interest income represented 62%, 36% and 2%, respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We anticipate the sale of real property and the repayment of loans receivable totaling approximately $300,000,000 during 2012. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured line of credit arrangements. At June 30, 2012, we had $204,895,000 of cash and cash equivalents, $79,619,000 of restricted cash and $1,612,000,000 of available borrowing capacity under our unsecured line of credit arrangements.

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

•         we completed the following capital transactions:

o    issued 20,700,000 shares of common stock, generating approximately $1,062,256,000 of proceeds in February;

o    issued 11,500,000 shares of 6.5% Series J Cumulative Redeemable Preferred Stock, generating approximately $277,688,000 of proceeds in March;

o    redeemed $100,000,000 of 7.875% Series D and $175,000,000 of 7.625% Series F Cumulative Redeemable Preferred Stock in April;

o    issued $600,000,000 of 4.125% 7-year senior unsecured notes, generating approximately $593,319,000 of proceeds in April;

o    completed the redemption/conversion of $125,585,000 of 4.75% convertible senior unsecured notes due 2026 in April and May;

o    extinguished $229,207,000 of secured debt bearing a weighted-average interest rate of 4.2% through June;

o    announced redemption of $168,000,000 of 4.75% convertible senior unsecured notes due 2027 in June;

o    funded $250,000,000 Canadian denominated unsecured term loan (approximately $249,000,000 USD) in July;

•         we completed $1,902,478,000 of gross investments during the six months ended June 30, 2012;

•         we received $156,689,000 in proceeds on property sales and loan payoffs, generating $33,219,000 in gains during the six months ended June 30, 2012;

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2011	2011	2011	2011	2012	2012
Net income (loss) attributable
to common stockholders	$23,372	$69,847	$36,607	$27,282	$39,307	$54,735
Funds from operations	71,053	149,553	150,376	154,398	163,857	157,931
Net operating income from continuing operations	178,019	269,794	269,763	284,711	301,871	316,779

Per share data (fully diluted):
Net income (loss) attributable
to common stockholders	$0.15	$0.39	$0.21	$0.15	$0.19	$0.25
Funds from operations	0.46	0.84	0.85	0.83	0.81	0.73

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

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2011	2011	2011	2011	2012	2012
Asset mix:
Real property	92%	94%	95%	95%	95%	93%
Real estate loans receivable	4%	3%	2%	2%	2%	2%
Investments in unconsolidated entities	4%	3%	3%	3%	3%	5%

Investment mix:
Seniors housing triple-net	45%	56%	57%	53%	51%	49%
Seniors housing operating	22%	17%	16%	20%	20%	22%
Medical facilities	33%	27%	27%	27%	29%	29%

Relationship mix:
Genesis HealthCare, LLC		19%	19%	17%	16%	16%
Merrill Gardens, LLC	7%	6%	5%	8%	8%	7%
Benchmark Senior Living	9%	7%	7%	6%	6%	5%
Brandywine Senior Living, LLC	6%	5%	5%	5%	5%	5%
Senior Living Communities, LLC	6%	5%	5%	4%	4%	4%
Senior Star Living	5%
Remaining relationships	67%	58%	59%	60%	61%	63%

Geographic mix:
New Jersey		8%	9%	10%	9%	9%
Texas	8%	7%	7%	7%	9%	9%
California	10%	8%	8%	10%	10%	9%
Massachusetts	10%	9%	9%	8%	8%	7%
Florida	9%	7%	8%	7%	7%	7%
Washington	6%
Remaining states	57%	61%	59%	58%	57%	60%

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2011	2011	2011	2011	2012	2012

Debt to book capitalization ratio	48%	49%	50%	50%	45%	48%
Debt to undepreciated book
capitalization ratio	45%	45%	47%	46%	41%	45%
Debt to market capitalization ratio	37%	38%	42%	38%	34%	36%

Interest coverage ratio	2.75x	3.34x	2.94x	2.86x	3.03x	3.21x
Fixed charge coverage ratio	2.22x	2.60x	2.29x	2.23x	2.33x	2.52x

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of June 30, 2012 (dollars in thousands):

	Expiration Year
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Thereafter

Seniors housing triple-net:
Properties	36	25	15	2	-	37	51	8	46	55	300
Base rent(1)	$28,350	53,182	25,858	2,026	-	16,941	37,161	9,463	41,366	60,927	469,946
% of base rent	3.8%	7.1%	3.5%	0.3%	0.0%	2.3%	5.0%	1.3%	5.6%	8.2%	63.1%

Hospitals:
Properties	-	-	-	-	-	3	-	-	5	-	23
Base rent(1)	$-	-	-	-	-	2,350	-	-	-	-	18,161
% of base rent	0.0%	0.0%	0.0%	0.0%	0.0%	11.5%	0.0%	0.0%	0.0%	0.0%	88.5%

Medical office buildings:
Square feet	277,177	614,441	625,833	692,232	922,967	966,632	526,119	597,753	557,687	807,365	4,519,587
Base rent(1)	$6,136	13,952	13,336	15,495	21,046	23,294	12,337	14,625	14,300	20,812	110,471
% of base rent	2.3%	5.2%	5.0%	5.8%	7.9%	8.8%	4.6%	5.5%	5.4%	7.8%	41.6%

(1) The most recent monthly base rent including straight line for leases with fixed escalators or annual cash rents for leases with contingent escalators.  Base rent does not include tenant recoveries or amortization of above and below market lease intangibles.

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K filed on May 10, 2012, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Portfolio Update

     Net operating income. The primary performance measure for our properties is net operating income from continuing operations (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our NOI for the periods indicated (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2011	2011	2011	2011	2012	2012
Net operating income from continuing operations:
Seniors housing triple-net	$101,494	$170,946	$166,281	$175,184	$175,401	$183,522
Seniors housing operating	22,014	38,815	38,907	42,207	50,931	54,314
Medical facilities	53,979	59,655	64,268	67,267	75,304	78,700
Non-segment/corporate	532	378	307	53	235	243
Total	$178,019	$269,794	$269,763	$284,711	$301,871	$316,779

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

Twelve months ended
	March 31, 2010		March 31, 2011		March 31, 2012
	CBMF	CAMF	CBMF	CAMF	CBMF	CAMF
Seniors housing	1.48x	1.27x	1.47x	1.26x	1.34x	1.15x
Skilled nursing/post-acute	2.34x	1.72x	2.42x	1.80x	1.94x	1.49x
Hospitals	2.56x	2.23x	2.71x	2.42x	2.44x	2.09x
Weighted averages	2.03x	1.60x	2.05x	1.64x	1.76x	1.42x

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

     The following is a summary of our sources and uses of cash flows (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended		Change
	June 30, 2012	June 30, 2011	$	%

Cash and cash equivalents at beginning of period	$163,482	$131,570	$31,912	24%
Cash provided from operating activities	351,038	241,598	109,440	45%
Cash used in investing activities	(1,227,842)	(3,014,899)	1,787,057	-59%
Cash provided from financing activities	918,217	2,970,489	(2,052,272)	-69%
Cash and cash equivalents at end of period	$204,895	$328,758	$(123,863)	-38%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to an increase in NOI.  The following is a summary of our straight-line rent and above/below market lease amortization (dollars in thousands):

	Six Months Ended		Change
	June 30, 2012	June 30, 2011	$	%

Gross straight-line rental income	$23,930	$16,018	$7,912	49%
Cash receipts due to real property sales	(355)	(815)	460	-56%
Prepaid rent receipts	(2,782)	(5,899)	3,117	-53%
Amortization related to below (above) market leases, net	205	1,056	(851)	-81%
	$20,998	$10,360	$10,638	103%

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

Investing Activities.  The changes in net cash used in investing activities are primarily attributable to net changes in real property and real estate loans receivable.  The following is a summary of our investment and disposition activities (dollars in thousands):

	Six Months Ended
	June 30, 2012		June 30, 2011
	Properties	Amount	Properties	Amount
Assets acquired:
Seniors housing triple-net	24	$423,828	165	$2,849,603
Seniors housing operating	9	294,168	46	1,146,541
Medical office buildings	21	584,042	7	72,369
Total assets acquired	54	1,302,038	218	4,068,513
Less: Assumed debt		(303,610)		(721,632)
Assumed other items, net		(34,048)		(167,911)
Cash disbursed for acquisitions		964,380		3,178,970
Construction in progress cash additions		130,887		162,434
Capital improvements to existing properties		62,999		29,193
Total cash invested in real property		1,158,266		3,370,597

Real property dispositions:
Seniors housing triple-net	18	90,404	34	117,074
Medical facilities	5	33,066	4	35,238
Total dispositions	23	123,470	38	152,312
Add: Gains (losses) on sales of real property		33,219		56,380
Proceeds from real property sales		156,689		208,692

Net cash investments in real property	31	$1,001,577	180	$3,161,905

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30, 2012			June 30, 2011
	Seniors			Seniors
	Housing	Medical		Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$532	$-	$532	$11,807	$-	$11,807
Draws on existing loans	19,455	367	19,822	8,824	7,836	16,660
Net cash advances on real estate loans	19,987	367	20,354	20,631	7,836	28,467
Receipts on real estate loans receivable:
Loan payoffs	-	-	-	129,860	-	129,860
Principal payments on loans	11,613	1,248	12,861	5,164	3,372	8,536
Total receipts on real estate loans	11,613	1,248	12,861	135,024	3,372	138,396
Net advances (receipts) on real estate loans	$8,374	$(881)	$7,493	$(114,393)	$4,464	$(109,929)

     Capitalization rates for acquisitions represent annualized contractual income or projected income to be received in cash divided by investment amounts.  Capitalization rates for dispositions represent annualized contractual income that was being received in cash at date of disposition divided by cash proceeds.  For the three months ended June 30, 2012, weighted-average capitalization rates for acquisitions and dispositions were as follows:

	Acquisitions	Dispositions

Seniors housing triple-net	7.8%	10.9%
Seniors housing operating	7.4%	n/a
Medical facilities	7.3%	0.0%

     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common and preferred stock and dividend payments.

     For the six months ended June 30, 2012, we had a net decrease of $217,000,000 on our unsecured line of credit arrangement as compared to a net decrease of $300,000,000 for the same period in 2011.

     For the six months ended June 30, 2012 and 2011, we received proceeds from issuance of senior unsecured notes of $593,319,000 and $1,381,086,000, respectively.  For the six months ended June 30, 2012, we made payments to extinguish senior unsecured notes of $125,585,000.  We did not extinguish any senior notes during the six months ended June 30, 2011. See Note 10 for additional information.

     For the six months ended June 30, 2012 and 2011, we received proceeds from the issuance of secured debt of $139,395,000 and $58,470,000, respectively, offset by payments on secured debt of $254,175,000 and $13,081,000, respectively.  See Note 10 for additional information.

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

      Net proceeds from the issuance of preferred stock during the six months ended June 30, 2012 and 2011 were $277,688,000 and $696,437,000, respectively.  Net cash used to redeem preferred stock was $275,000,000 for the six months ended June 30, 2012.  We did not redeem any preferred stock during the six months ended June 30, 2011.  See Note 13 for additional information.

        The following is a summary of our common stock issuances for the six months ended June 30, 2012 and  2011 (dollars in thousands, except average price amounts):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

March 2011 public issuance	28,750,000	$49.25	$1,415,938	$1,358,694
2011 Dividend reinvestment plan issuances	1,200,418	49.44	59,348	58,400
2011 Option exercises	116,782	37.69	4,401	4,401
2011 Totals	30,067,200		$1,479,687	$1,421,495

February 2012 public issuance	20,700,000	$53.50	$1,107,450	$1,062,256
2012 Dividend reinvestment plan issuances	993,634	54.34	53,991	53,991
2012 Option exercises	104,574	38.42	4,018	4,018
2012 Senior note conversions	405,252
2012 Totals	22,203,460		$1,165,459	$1,120,265

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increase in dividends is primarily attributable to an increase in our common shares outstanding. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2012		June 30, 2011
	Per Share	Amount	Per Share	Amount

Common Stock	$1.4800	$301,503	$1.4050	$228,565
Series D Preferred Stock	0.9844	2,013	0.9844	3,937
Series F Preferred Stock	0.9532	3,410	0.9532	6,672
Series H Preferred Stock	0.7500	500	1.4293	500
Series I Preferred Stock	1.6250	23,359	1.0382	14,924
Series J Preferred Stock	0.5778	6,644	-	-
Totals		$337,429		$254,598

Off-Balance Sheet Arrangements

     During the year ended December 31, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). We acquired a 49% interest in a seven-building life science campus located at University Park in Cambridge, Massachusetts, which is immediately adjacent to the campus of the Massachusetts Institute of Technology.  At June 30, 2012, our investment of $176,579,000 is recorded as an investment in unconsolidated entities on the balance sheet.  During the quarter ended June 30, 2012, we entered into a joint venture with Chartwell Seniors Housing REIT (TSX:CSH.UN).  We acquired a 50% interest in 39 seniors housing properties.  In connection with this transaction, we invested $223,134,000 of cash which was recorded as an investment in unconsolidated entities on the balance sheet.  In addition, at June 30, 2012, we had other investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.

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

     At June 30, 2012, we had six outstanding letter of credit obligations totaling $5,925,000 and expiring between 2012 and 2014. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of June 30, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter

Unsecured line of credit arrangements	$393,000	$5,000	$-	$388,000	$-
Senior unsecured notes(1)	4,939,342	244,939	300,000	950,000	3,444,403
Secured debt(1)	2,646,913	62,898	528,859	640,018	1,415,138
Contractual interest obligations	3,222,471	198,561	721,610	602,879	1,699,421
Capital lease obligations	86,449	4,023	73,977	8,449	-
Operating lease obligations	531,618	4,042	16,707	15,883	494,986
Purchase obligations	263,608	81,404	173,871	8,333	-
Other long-term liabilities	5,935	-	475	1,900	3,560
Total contractual obligations	$12,089,336	$600,867	$1,815,499	$2,615,462	$7,057,508

(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

     At June 30, 2012, we had an unsecured line of credit arrangement with a consortium of 31 banks in the amount of $2.0 billion, which is scheduled to expire on July 27, 2015. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.60% at June 30, 2012). The applicable margin is based on certain of our debt ratings and was 1.35% at June 30, 2012. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.25% at June 30, 2012. Principal is due upon expiration of the agreement. In addition, at June 30, 2012, we had a $5,000,000 unsecured revolving demand note outstanding and bearing interest at 1-month LIBOR plus 110 basis points.

     We have $4,939,342,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 3.00% to 8.00%, payable semi-annually. Total contractual interest obligations on senior unsecured notes totaled $2,369,264,000 at June 30, 2012. A total of $662,489,000 of our senior unsecured notes are convertible notes that also contain put features.  During the month of June 2012, we provided notice of redemption to the holders of $168,086,000 of convertible senior notes due 2027.  See Note 19 for additional information.

     We have consolidated secured debt with total outstanding principal of $2,285,443,000, collateralized by owned properties, with fixed annual interest rates ranging from 1.2% to 8.0%, payable monthly. The carrying values of the properties securing the debt totaled $4,095,959,000 at June 30, 2012. Total contractual interest obligations on consolidated secured debt totaled $766,745,000 at June 30, 2012.  Additionally, our share of non-recourse debt associated with unconsolidated joint ventures (as reflected in the contractual obligations table above) is $361,470,000 at June 30, 2012.  Our share of contractual interest obligations on our unconsolidated joint venture (as reflected in the contractual obligations table above) secured debt is $63,571,000 at June 30, 2012.

     At June 30, 2012, we had operating lease obligations of $531,618,000 relating primarily to ground leases at certain of our properties and office space leases and capital lease obligations of $86,449,000 relating to certain leased investment properties that contain bargain purchase options.

     Purchase obligations include unfunded construction commitments and contingent purchase obligations. At June 30, 2012, we had outstanding construction financings of $170,785,000 for leased properties and were committed to providing additional financing of approximately $201,261,000 to complete construction. At June 30, 2012, we had contingent purchase obligations totaling $62,347,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Upon funding, rents due from the tenant are increased to reflect the additional investment in the property.

     Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”). We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. Benefit payments are expected to total $2,375,000 during the next five fiscal years and $3,560,000 thereafter. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $6,031,000 and $5,623,000 at June 30, 2012 and December 31, 2011, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Structure

     As of June 30, 2012, we had total equity of $8,227,793,000 and a total debt balance of $7,603,545,000, which represents a debt to total book capitalization ratio of 48%. Our ratio of debt to market capitalization was 36% at June 30, 2012. For the three months ended June 30, 2012, our interest coverage ratio was 3.21x and our fixed charge coverage ratio was 2.52x. Also, at June 30, 2012, we had $204,895,000 of cash and cash equivalents, $79,619,000 of restricted cash and $1,612,000,000 of available borrowing capacity under our unsecured line of credit arrangement.

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2012, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged.

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

     On May 4, 2012, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of July 31, 2012, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of July 31, 2012, 4,898,591 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of July 31, 2012, we had $457,112,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured lines of credit arrangements.

Results of Operations

     Our primary sources of revenue include rent, interest income and resident fees and services. Our primary expenses include interest expense, depreciation and amortization, property operating expenses, transaction costs and general and administrative expenses. These revenues and expenses are reflected in our Consolidated Statements of Comprehensive Income and are discussed in further detail below. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2012	2011	Amount	%	2012	2011	Amount	%

Net income (loss) attributable to common stockholders	$54,735	$69,847	$(15,112)	-22%	$94,037	$93,219	$818	1%
Funds from operations	157,931	149,553	8,378	6%	321,783	220,606	101,177	46%
EBITDA	308,047	282,245	25,802	9%	588,119	448,282	139,837	31%

Net operating income from continuing operations	316,779	269,794	46,985	17%	618,650	447,813	170,837	38%
Same store cash NOI	158,583	153,955	4,629	3%	315,529	306,131	9,398	3%

Per share data (fully diluted):

Net income (loss) attributable to common stockholders	$0.25	$0.39	$(0.14)	-36%	$0.45	$0.56	$(0.11)	-20%
Funds from operations	0.73	0.84	(0.11)	-13%	1.55	1.33	0.22	17%

Interest coverage ratio	3.21x	3.34x	-0.13x	-4%	3.12x	3.10x	0.02x	1%
Fixed charge coverage ratio	2.52x	2.60x	-0.08x	-3%	2.42x	2.44x	-0.02x	-1%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We evaluate our business and make resource allocations on our three business segments: seniors housing triple-net, seniors housing operating and medical facilities. Please see Note 17 to our unaudited consolidated financial statements for additional information.

     Seniors Housing Triple-net

     The following is a summary of our results of operations for the seniors housing triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2012	2011	$	%	2012	2011	$	%
Revenues:
Rental income	$176,777	$155,413	$21,364	14%	$345,456	$247,021	$98,435	40%
Interest income	5,984	11,036	(5,052)	-46%	11,861	20,415	(8,554)	-42%
Other income	761	4,497	(3,736)	-83%	1,606	5,004	(3,398)	-68%
Net operating income from continuing operations	183,522	170,946	12,576	7%	358,923	272,440	86,483	32%

Other expenses:
Interest expense	1,599	829	770	93%	3,380	199	3,181	1598%
Loss (gain) on derivatives	96	-	96	n/a	96	-	96	n/a
Depreciation and amortization	54,578	44,402	10,176	23%	105,752	71,019	34,733	49%
Transaction costs	23,683	12,692	10,991	87%	25,205	16,699	8,506	51%
Loss (gain) on extinguishment of debt	2,238	-	2,238	n/a	2,238	-	2,238	n/a
	82,194	57,923	24,271	42%	136,671	87,917	48,754	55%

Income from continuing operations before income taxes and income (loss) from unconsolidated entities	101,328	113,023	(11,695)	-10%	222,252	184,523	37,729	20%
Income tax expense	(91)	-	(91)	n/a	(770)	-	(770)	n/a

Income (loss) from unconsolidated entities	(4)	-	(4)	n/a	(2)	-	(2)	n/a

Income from continuing operations	101,233	113,023	(11,790)	-10%	221,480	184,523	36,957	20%
Discontinued operations:

Gain on sales of properties	32,362	28,186	4,176	15%	32,362	54,342	(21,980)	-40%
Impairment of assets	-	-	-	n/a	-	(202)	202	-100%
Income from
discontinued operations, net	6,950	7,985	(1,035)	-13%	12,642	15,087	(2,445)	-16%
Discontinued operations, net	39,312	36,171	3,141	9%	45,004	69,227	(24,223)	-35%
Net income	140,545	149,194	(8,649)	-6%	266,484	253,750	12,734	5%

Less: Net income attributable to noncontrolling interests	109	(40)	149	n/a	(7)	(115)	108	-94%

Net income attributable to common stockholders	$140,654	$149,154	$(8,500)	-6%	$266,477	$253,635	$12,842	5%

The increase in rental income is primarily attributable to acquisitions and the conversion of newly constructed seniors housing triple-net properties subsequent to June 30, 2011 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended June 30, 2012, we had no lease renewals but we had 24 leases with rental rate increasers ranging from 0.20% to 0.50% in our seniors housing triple-net portfolio. Interest income declined primarily due to non-recurring income earned in connection with loan payoffs in the prior year.

Interest expense for the six months ended June 30, 2012 and 2011 represents secured debt interest expense offset by interest allocated to discontinued operations.  The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our seniors housing triple-net property secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$257,824	5.146%	$178,780	5.236%	$259,000	5.105%	$172,862	5.265%
Debt assumed	56,337	4.945%	83,507	4.837%	56,337	4.967%	90,120	4.819%
Debt extinguished	(111,595)	4.801%	-	0.000%	(111,595)	4.801%	-	0.000%
Principal payments	(665)	5.408%	(1,088)	5.529%	(1,841)	5.410%	(1,783)	5.566%
Ending balance	$201,901	5.278%	$261,199	5.109%	$201,901	5.278%	$261,199	5.109%

Monthly averages	$196,590	5.273%	$240,876	5.133%	$226,108	5.181%	$212,580	5.176%

In connection with the secured debt extinguishments, we recognized losses of $2,238,000 for the three and six months ended June 30, 2012.  In addition, we recognized a $96,000 loss on derivatives due to certain interest rate swap agreements during the three and six months ended June 30, 2012.

Depreciation and amortization increased as a result of acquisitions and the conversion of newly constructed investment properties subsequent to June 30, 2011. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.  Transaction costs were incurred in connection with acquisitions that occurred during the relevant periods.

During the six months ended June 30, 2012, we sold 18 seniors housing triple-net properties and recognized gains of $32,362,000.  Also, at June 30, 2012, we had 36 seniors housing triple-net properties that satisfied the requirements for held for sale treatment.  The following illustrates the reclassification impact as a result of classifying the properties sold subsequent to January 1, 2011 or held for sale at June 30, 2012 as discontinued operations for the periods presented.  Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Rental income	$9,790	$13,834	$19,749	$27,967
Expenses:
Interest expense	1,794	2,808	3,543	5,499
Provision for depreciation	1,046	3,041	3,564	7,381
Income from discontinued operations, net	$6,950	$7,985	$12,642	$15,087

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating

As discussed in Note 3 to our unaudited consolidated financial statements, we completed additional acquisitions within our seniors housing operating partnerships during the six months ended June 30, 2012. The results of operations for these partnerships have been included in our consolidated results of operations from the dates of acquisition. The seniors housing operating partnerships were formed using the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”).  When considering new partnerships utilizing the RIDEA structure, we look for opportunities with best-in-class operators with a strong seasoned leadership team, high-quality real estate in attractive markets, growth potential above the rent escalators in our triple-net lease seniors housing portfolio, and alignment of economic interests with our operating partner.  Our seniors housing operating partnerships offer us the opportunity for external growth because we have the right to fund future seniors housing investment opportunities sourced by our operating partners.  The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2012	2011	$	%	2012	2011	$	%
Resident fees and services	$165,654	$123,149	$42,505	35%	$323,828	$194,435	$129,393	67%
Property operating expenses	111,340	84,334	27,006	32%	218,583	133,606	84,977	64%
Net operating income from continuing operations	54,314	38,815	15,499	40%	105,245	60,829	44,416	73%
Other expenses:
Interest expense	16,227	12,974	3,253	25%	32,062	19,501	12,561	64%
Loss (gain) on derivatives	(2,772)	-	(2,772)	n/a	(2,217)	-	(2,217)	n/a
Depreciation and amortization	37,745	38,176	(431)	-1%	77,518	58,307	19,211	33%
Transaction costs	2,821	488	2,333	478%	4,399	32,557	(28,158)	-86%
Loss (gain) on extinguishment of debt	(1,179)	-	(1,179)	n/a	(1,179)	-	(1,179)	n/a
	52,842	51,638	1,204	2%	110,583	110,365	218	0%

Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	1,472	(12,823)	14,295	-111%	(5,338)	(49,536)	44,198	-89%
Income tax expense	(92)	-	(92)	n/a	(751)	-	(751)	n/a

Income (loss) from unconsolidated entities	(598)	(561)	(37)	7%	(928)	(1,126)	198	-18%
Net income (loss)	782	(13,384)	14,166	-106%	(7,017)	(50,662)	43,645	-86%

Less: Net income (loss) attributable to noncontrolling interests	(706)	(1,203)	497	-41%	(2,011)	(2,685)	674	-25%

Net income (loss) attributable to common stockholders	$1,488	$(12,181)	$13,669	-112%	$(5,006)	$(47,977)	$42,971	-90%

Fluctuations in revenues, property operating expenses, loss from unconsolidated entities, and loss attributable to noncontrolling interests are primarily a result of acquisitions subsequent to June 30, 2011. The fluctuations in depreciation and amortization are due to acquisitions offset by variations in amortization of short-lived intangible assets.  To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.

Interest expense represents secured debt interest expense. The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,410,175	5.072%	$1,042,900	5.373%	$1,318,647	5.125%	$487,705	5.323%
Debt issued	28,395	5.426%	58,470	5.780%	139,395	4.434%	58,470	5.780%
Debt assumed	8,316	5.690%	-	0.000%	8,316	5.690%	557,217	5.420%
Debt extinguished	(64,282)	2.495%	-	0.000%	(79,990)	2.644%	-	0.000%
Principal payments	(4,672)	5.070%	(2,251)	5.818%	(8,435)	5.042%	(4,273)	5.931%
Ending balance	$1,377,933	5.203%	$1,099,119	5.394%	$1,377,933	5.203%	$1,099,119	5.394%

Monthly averages	$1,378,686	5.204%	$1,097,367	5.392%	$1,402,994	5.127%	$1,069,306	5.382%

In connection with secured debt extinguishments, we recognized gains of $1,179,000 during the three and six months ended June 30, 2012.

On February 15, 2012, we entered into a forward exchange contract to purchase $250,000,000 Canadian Dollars at a fixed rate in the future.  The forward contract was used to limit exposure to fluctuations in the Canadian Dollar to U.S. Dollar exchange rate associated with our initial cash investment funded for the Chartwell transaction discussed in Note 7 to our unaudited consolidated financial statements.  During the quarter ended June 30, 2012, we recognized $2,772,000 of realized gain associated with the forward contract.

Transaction costs were incurred in connection with acquisitions that occurred during the relevant periods. Transaction costs generally include due diligence costs and fees for legal and valuation services, charges associated with the termination of pre-existing relationships computed based on the fair value of the assets acquired and lease termination fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Medical Facilities

The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2012	2011	$	%	2012	2011	$	%

Revenues:
Rental income	$101,290	$72,833	$28,457	39%	$195,752	$136,988	$58,764	43%
Interest income	1,895	1,830	65	4%	4,159	4,160	(1)	0%
Other income	478	466	12	3%	1,082	2,251	(1,169)	-52%
	103,663	75,129	28,534	38%	200,993	143,399	57,594	40%
Property operating expenses	24,963	15,474	9,489	61%	46,989	29,765	17,224	58%
Net operating income from continuing operations	78,700	59,655	19,045	32%	154,004	113,634	40,370	36%
Other expenses:
Interest expense	8,666	7,200	1,466	20%	18,904	13,981	4,923	35%
Depreciation and amortization	39,594	24,677	14,917	60%	73,551	47,613	25,938	54%
Transaction costs	2,187	558	1,629	292%	4,666	547	4,119	753%
Provision for loan losses	-	168	(168)	-100%	-	416	(416)	-100%
Loss (gain) on extinguishment of debt	(483)	-	(483)	n/a	(483)	-	(483)	n/a
	49,964	32,603	17,361	53%	96,638	62,557	34,081	54%

Income from continuing operations before income taxes and income from unconsolidated entities	28,736	27,052	1,684	6%	57,366	51,077	6,289	12%
Income tax expense	(40)	(41)	1	-2%	(173)	(153)	(20)	13%

Income from unconsolidated entities	2,058	1,532	526	34%	3,919	3,640	279	8%
Income from continuing operations	30,754	28,543	2,211	8%	61,112	54,564	6,548	12%
Discontinued operations:
Gain (loss) on sales of properties	88	2,038	(1,950)	-96%	857	2,038	(1,181)	-58%
Income (loss) from
discontinued operations, net	33	(348)	381	n/a	(145)	(1,187)	1,042	-88%
Discontinued operations, net	121	1,690	(1,569)	-93%	712	851	(139)	-16%
Net income (loss)	30,875	30,233	642	2%	61,824	55,415	6,409	12%

Less: Net income (loss) attributable to noncontrolling interests	(6)	171	(177)	n/a	128	1,336	(1,208)	-90%

Net income (loss) attributable to common stockholders	$30,881	$30,062	$819	3%	$61,696	$54,079	$7,617	14%

The increases in rental income, property operating expenses and depreciation and amortization  are primarily attributable to the acquisitions and construction conversions of medical facilities subsequent to June 30, 2011 from which we receive rent.  Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index (CPI).  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If the CPI does not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended June 30, 2012, our consolidated medical office building portfolio signed 67,701 square feet of new leases and 167,945 square feet of renewals.  The weighted average term of these leases was six years, with a rate of $23.20 per square foot and tenant improvement and lease commission costs of $13.64 per square foot.  Substantially all of these leases contain an annual fixed rent escalation structure ranging from 1.5% to 3.0%.  For the three months ended June 30, 2012, we had no lease renewals and three leases’ with rent increases ranging from 2.0% to 2.6% in our hospital portfolio.  Other income is attributable to third party management fee income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense for the six months ended June 30, 2012 and 2011 represents secured debt interest expense offset by interest allocated to discontinued operations.  The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our medical facilities secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$657,622	5.959%	$460,553	5.996%	$520,026	5.981%	$463,477	6.005%
Debt assumed	62,045	5.866%	42,551	6.166%	220,335	5.861%	42,551	6.166%
Debt extinguished	(20,269)	5.997%	-	0.000%	(37,622)	5.858%	-	0.000%
Principal payments	(3,944)	6.323%	(3,464)	6.355%	(7,287)	6.183%	(6,388)	6.218%
Ending balance	$695,454	5.947%	$499,640	6.008%	$695,452	5.947%	$499,640	6.008%

Monthly averages	$671,328	5.952%	$483,946	5.997%	$653,779	5.955%	$474,781	5.997%

In connection with secured debt extinguishments, we recognized gains of $483,000 for the three and six months ended June 30, 2012.  Transaction costs generally include due diligence costs and fees for legal and valuation services.  Income tax expense is primarily related to third party management fee income.  Income from unconsolidated entities represents our share of net income related to our joint venture investments with Forest City Enterprises (effective February 2010) and a strategic medical office partnership (effective January 2011).

During the six months ended June 30, 2012, we sold five medical facilities for net gains of $857,000. The following illustrates the reclassification impact as a result of classifying the properties sold subsequent to January 1, 2011 as discontinued operations for the periods presented.  Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Rental income	$43	$2,109	$291	$4,275
Expenses:
Interest expense	-	481	-	991
Property operating expenses	10	1,219	436	2,970
Provision for depreciation	-	757	-	1,501
Income (loss) from discontinued operations, net	$33	$(348)	$(145)	$(1,187)

     Net income attributable to noncontrolling interests primarily relates to certain properties that are consolidated in our operating results but where we have less than a 100% ownership interest. The decrease in net income attributable to noncontrolling interests is primarily due to the buyout of a joint venture partnership during the three months ended March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

		Three Months Ended		Change		Six Months Ended		Change
		June 30,	June 30,			June 30,	June 30,
		2012	2011	$	%	2012	2011	$	%
Revenues:
	Other income	$243	$378	$(135)	-36%	$478	$910	$(432)	-47%
Expenses:
	Interest expense	68,476	60,481	7,995	13%	132,595	103,932	28,663	28%
	General and administrative	25,870	19,562	6,308	32%	53,621	37,276	16,345	44%
		94,346	80,043	14,303	18%	186,216	141,208	45,008	32%

Loss from continuing operations before income taxes		(94,103)	(79,665)	(14,438)	18%	(185,738)	(140,298)	(45,440)	32%
Income tax expense		(1,224)	(170)	(1,054)	620%	(1,224)	(187)	(1,037)	555%

Income from continuing operations		(95,327)	(79,835)	(15,492)	19%	(186,962)	(140,485)	(46,477)	33%

Net loss		(95,327)	(79,835)	(15,492)	19%	(186,962)	(140,485)	(46,477)	33%
Less:	Preferred stock dividends	16,719	17,353	(634)	-4%	35,926	26,033	9,893	38%
Less:	Preferred stock redemption charge	6,242	-	6,242	n/a	6,242	-	6,242	n/a

Net loss attributable to common stockholders		$(118,288)	$(97,188)	$(21,100)	22%	$(229,130)	$(166,518)	$(62,612)	38%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2012	2011	$	%	2012	2011	$	%

Senior unsecured notes	$64,803	$59,442	$5,361	9%	$124,104	$103,901	$20,203	19%
Secured debt	142	147	(5)	-3%	264	276	(12)	-4%
Unsecured lines of credit	2,525	688	1,837	267%	6,639	1,961	4,678	239%
Capitalized interest	(2,139)	(2,313)	174	-8%	(4,558)	(6,979)	2,421	-35%
SWAP savings	(40)	(40)	-	0%	(80)	(80)	-	0%
Loan expense	3,185	2,557	628	25%	6,226	4,853	1,373	28%

Totals	$68,476	$60,481	$7,995	13%	$132,595	$103,932	$28,663	28%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments.  The following is a summary of our senior unsecured note principal activity (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$4,464,905	5.133%	$4,464,930	5.133%	$4,464,927	5.133%	$3,064,930	5.129%
Debt issued	600,000	4.125%	-	0.000%	600,000	4.125%	1,400,000	5.143%
Debt redeemed	(125,563)	4.750%	-	0.000%	(125,585)	4.750%	-	0.000%
Ending balance	$4,939,342	5.021%	$4,464,930	5.133%	$4,939,342	5.021%	$4,464,930	5.133%

Monthly averages	$5,002,083	5.017%	$4,464,930	5.133%	$4,987,624	5.016%	$3,864,930	5.133%

The change in interest expense on the unsecured line of credit arrangements is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  The following is a summary of our unsecured line of credit arrangements (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance outstanding at quarter end	$393,000	$-	$393,000	$-
Maximum amount outstanding at any month end	$393,000	$20,000	$897,000	$495,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$122,209	$253	$301,456	$158,856
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.65%	n/a	1.65%	2.17%

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

     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three months ended June 30, 2012 and 2011 were 5.71% and 5.29%, respectively.  The change from prior year is primarily related to the increasing revenue base as a result of our seniors housing operating partnerships.

     The following is a summary of our preferred stock activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	37,224,854	6.855%	25,724,854	7.013%	25,724,854	7.013%	11,349,854	7.663%
Shares issued	-	0.000%	-	0.000%	11,500,000	6.500%	14,375,000	6.500%
Shares redeemed	(11,000,000)	7.716%	-	0.000%	(11,000,000)	7.716%	-	0.000%
Ending balance	26,224,854	6.493%	25,724,854	7.013%	26,224,854	6.493%	25,724,854	7.013%

Monthly averages	29,891,521	6.643%	25,724,854	7.013%	28,629,616	6.805%	19,564,140	7.175%

In connection with the preferred stock redemptions, we recognized charges of $6,242,000 for the three and six months ended June 30, 2012.

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

     Net operating income from continuing operations (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses represent costs unrelated to property operations or transaction costs.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets.  Same store cash NOI (“SSCNOI”) is used to evaluate the cash-based operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is defined as those revenue-generating properties in the portfolio for the reporting period January 1, 2011 to June 30, 2012.  Properties acquired, developed or classified in discontinued operations during that period are excluded from the same store amounts.  We believe NOI and SSCNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSCNOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

     Other than Adjusted EBITDA, our supplemental reporting measures and similarly entitled financial measures are widely used by investors, equity and debt analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. Management uses these financial measures to facilitate internal and external comparisons to our historical operating results and in making operating decisions. Additionally, these measures are utilized by the Board of Directors to evaluate management. Adjusted EBITDA is used solely to determine our compliance with a financial covenant in our primary line of credit arrangement and is not being presented for use by investors for any other purpose. None of our supplemental measures represent net income or cash flow provided from operating activities as determined in accordance with U.S. GAAP and should not be considered as alternative measures of profitability or liquidity. Finally, the supplemental measures, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts or other companies.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
FFO Reconciliation:	2011	2011	2011	2011	2012	2012
Net income (loss) attributable to
common stockholders	$23,372	$69,847	$36,607	$27,282	$39,307	$54,735
Depreciation and amortization	74,768	111,053	115,640	122,144	127,422	132,963
Impairment of assets	202	-	-	11,992	-	-
Gain on sales of properties	(26,156)	(30,224)	(185)	(4,594)	(769)	(32,450)
Noncontrolling interests	(4,160)	(4,487)	(4,706)	(5,318)	(4,990)	(5,190)
Unconsolidated entities	3,027	3,364	3,020	2,892	2,887	7,873
Funds from operations	$71,053	$149,553	$150,376	$154,398	$163,857	$157,931

Average common shares outstanding:
Basic	154,945	176,445	177,272	185,913	199,661	213,498
Diluted	155,485	177,487	177,849	186,529	201,658	215,138

Per share data:
Net income attributable to
common stockholders
Basic	$0.15	$0.40	$0.21	$0.15	$0.20	$0.26
Diluted	0.15	0.39	0.21	0.15	0.19	0.25

Funds from operations
Basic	$0.46	$0.85	$0.85	$0.83	$0.82	$0.74
Diluted	0.46	0.84	0.85	0.83	0.81	0.73

	Six Months Ended
	June 30,	June 30,
FFO Reconciliation:	2011	2012
Net income attributable to
common stockholders	$93,219	$94,037
Depreciation and amortization	185,821	260,385
Impairment of assets	202	-
Loss (gain) on sales of properties	(56,380)	(33,219)
Noncontrolling interests	(8,647)	(10,179)
Unconsolidated entities	6,391	10,759
Funds from operations	$220,606	$321,783

Average common shares outstanding:
Basic	165,755	206,612
Diluted	166,458	208,237

Per share data:
Net income attributable to
common stockholders
Basic	$0.56	$0.46
Diluted	0.56	0.45

Funds from operations
Basic	$1.33	$1.56
Diluted	1.33	1.55

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
EBITDA Reconciliation:	2011	2011	2011	2011	2012	2012
Net income	$31,810	$86,208	$52,353	$42,343	$57,458	$76,875
Interest expense	59,330	84,773	87,811	90,084	93,722	96,762
Income tax expense	129	211	223	825	1,470	1,447
Depreciation and amortization	74,768	111,053	115,640	122,144	127,422	132,963
EBITDA	$166,037	$282,245	$256,027	$255,396	$280,072	$308,047

Interest Coverage Ratio:
Interest expense	$59,330	$84,773	$87,811	$90,084	$93,722	$96,762
Non-cash interest expense	(3,716)	(2,698)	(3,714)	(3,777)	(3,693)	(2,849)
Capitalized interest	4,665	2,313	3,111	3,074	2,420	2,140
Total interest	60,279	84,388	87,208	89,381	92,449	96,053
EBITDA	$166,037	$282,245	$256,027	$255,396	$280,072	$308,047
Interest coverage ratio	2.75x	3.34x	2.94x	2.86x	3.03x	3.21x

Fixed Charge Coverage Ratio:
Total interest	$60,279	$84,388	$87,208	$89,381	$92,449	$96,053
Secured debt principal payments	5,906	7,011	7,204	7,683	8,529	9,567
Preferred dividends	8,680	17,353	17,234	17,234	19,207	16,719
Total fixed charges	74,865	108,752	111,646	114,298	120,185	122,339
EBITDA	$166,037	$282,245	$256,027	$255,396	$280,072	$308,047
Fixed charge coverage ratio	2.22x	2.60x	2.29x	2.23x	2.33x	2.52x

	Six Months Ended
	June 30,	June 30,
EBITDA Reconciliation:	2011	2012
Net income	$118,018	$134,329
Interest expense	144,103	190,484
Income tax expense	340	2,918
Depreciation and amortization	185,821	260,385
EBITDA	$448,282	$588,116

Interest Coverage Ratio:
Interest expense	$144,103	$190,484
Non-cash interest expense	(6,414)	(6,542)
Capitalized interest	6,979	4,558
Total interest	144,668	188,500
EBITDA	$448,282	$588,116
Interest coverage ratio	3.10x	3.12x

Fixed Charge Coverage Ratio:
Total interest	$144,668	$188,500
Secured debt principal payments	12,917	18,096
Preferred dividends	26,033	35,926
Total fixed charges	183,618	242,522
EBITDA	$448,282	$588,116
Fixed charge coverage ratio	2.44x	2.43x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
Adjusted EBITDA Reconciliation:	2011	2011	2011	2011	2012	2012

Net income	$129,001	$164,146	$216,407	$212,716	$238,363	$229,029
Interest expense	190,305	237,528	280,354	321,998	356,390	368,379
Income tax expense	407	430	601	1,388	2,729	3,965
Depreciation and amortization	233,731	297,333	360,580	423,605	476,259	498,169
Stock-based compensation expense	9,866	10,350	11,106	10,786	16,552	16,177
Provision for loan losses	29,932	30,100	1,314	2,010	1,762	1,595
Loss (gain) on extinguishment of debt	16,134	9,099	-	(979)	(979)	(403)
Adjusted EBITDA	$609,376	$748,986	$870,362	$971,524	$1,091,076	$1,116,911

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$190,305	$237,528	$280,354	$321,998	$356,390	$368,379
Capitalized interest	18,381	15,418	14,873	13,164	10,919	10,745
Non-cash interest expense	(14,820)	(13,859)	(13,315)	(13,905)	(13,882)	(14,033)
Secured debt principal payments	19,180	21,866	25,051	27,804	30,427	32,983
Preferred dividends	24,816	36,685	48,572	60,501	71,028	70,394
Total fixed charges	237,862	297,638	355,535	409,562	454,882	468,468
Adjusted EBITDA	$609,376	$748,986	$870,362	$971,524	$1,091,076	$1,116,911
Adjusted fixed charge coverage ratio	2.56x	2.52x	2.45x	2.37x	2.40x	2.38x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Amounts are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
NOI Reconciliation:	2011	2011	2011	2011	2012	2012
Total revenues:
Seniors housing triple-net	$101,494	$170,946	$166,281	$175,184	$175,401	$183,522
Seniors housing operating	71,286	123,149	125,125	136,525	158,174	165,654
Medical facilities	68,270	75,129	81,416	85,689	97,330	103,663
Non-segment/corporate	532	378	307	53	235	243
Total revenues	241,582	369,602	373,129	397,451	431,140	453,082
Property operating expenses:
Seniors housing operating	49,272	84,334	86,218	94,318	107,243	111,340
Medical facilities	14,291	15,474	17,148	18,422	22,026	24,963
Total property operating expenses	63,563	99,808	103,366	112,740	129,269	136,303
Net operating income:
Seniors housing triple-net	101,494	170,946	166,281	175,184	175,401	183,522
Seniors housing operating	22,014	38,815	38,907	42,207	50,931	54,314
Medical facilities	53,979	59,655	64,268	67,267	75,304	78,700
Non-segment/corporate	532	378	307	53	235	243
Net operating income from continuing operations	178,019	269,794	269,763	284,711	301,871	316,779
Reconciling items:
Interest expense	(56,129)	(81,484)	(85,250)	(87,782)	(91,973)	(94,968)
Loss (gain) on derivatives	-	-	-	-	(555)	2,676
Depreciation and amortization	(69,684)	(107,255)	(112,512)	(118,862)	(124,904)	(131,917)
General and administrative	(17,714)	(19,562)	(19,735)	(20,190)	(27,751)	(25,870)
Transaction costs	(36,065)	(13,738)	(6,739)	(13,682)	(5,579)	(28,691)
Loss (gain) on extinguishment of debt	-	-	-	979	-	(576)
Provision for loan losses	(248)	(168)	(132)	(1,463)	-	-
Income tax benefit (expense)	(129)	(211)	(223)	(825)	(1,470)	(1,447)
Income from unconsolidated entities	1,543	971	1,642	1,616	1,532	1,456
Income (loss) from discontinued operations, net	32,217	37,861	5,539	(2,159)	6,288	39,433
Preferred dividends	(8,680)	(17,353)	(17,234)	(17,234)	(19,207)	(16,719)
Preferred stock redemption charge	-	-	-	-	-	(6,242)
Loss (income) attributable to noncontrolling interests	242	992	1,488	2,173	1,055	821
	(154,647)	(199,947)	(233,156)	(257,429)	(262,564)	(262,044)
Net income (loss) attributable to common stockholders	$23,372	$69,847	$36,607	$27,282	$39,307	$54,735

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	March 31,	June 30,
		2011	2011	2012	2012
Same Store Cash NOI Reconciliation:
Net operating income from continuing operations:
Seniors housing triple-net		101,494	$170,946	175,401	$183,522
Seniors housing operating		22,014	38,815	50,931	54,314
Medical facilities		53,979	59,655	75,304	78,700
Total		177,487	269,416	301,636	316,536
Adjustments:
Seniors housing triple-net:
Non-cash NOI on same store properties		(3,287)	(2,642)	(1,638)	(1,353)
NOI attributable to non same store properties		(15,360)	(83,867)	(88,217)	(94,879)
Subtotal		(18,647)	(86,509)	(89,855)	(96,232)
Seniors housing operating:
Non-cash NOI on same store properties		-	-	-	-
NOI attributable to non same store properties		(736)	(16,670)	(28,020)	(31,171)
Subtotal		(736)	(16,670)	(28,020)	(31,171)
Medical facilities:
Non-cash NOI on same store properties		(2,392)	(2,397)	(1,957)	(1,924)
NOI attributable to non same store properties		(3,535)	(9,885)	(24,858)	(28,625)
Subtotal		(5,927)	(12,282)	(26,815)	(30,549)
Same store cash net operating income:	Properties
Seniors housing triple-net	323	82,847	84,437	85,546	87,290
Seniors housing operating	65	21,278	22,145	22,911	23,143
Medical facilities	161	48,052	47,373	48,489	48,151
Total	549	152,177	$153,955	156,946	$158,584

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30,	June 30,
NOI Reconciliation:	2011	2012
Total revenues:
Seniors housing triple-net	$272,440	$358,923
Seniors housing operating	194,435	323,828
Medical facilities	143,399	200,993
Non-segment/corporate	910	478
Total revenues	611,184	884,222
Property operating expenses:
Seniors housing operating	133,606	218,583
Medical facilities	29,765	46,989
Total property operating expenses	163,371	265,572
Net operating income:
Seniors housing triple-net	272,440	358,923
Seniors housing operating	60,829	105,245
Medical facilities	113,634	154,004
Non-segment/corporate	910	478
Net operating income from continuing operations	447,813	618,650
Reconciling items:
Interest expense	(137,613)	(186,941)
Loss (gain) on derivatives	-	2,121
Depreciation and amortization	(176,939)	(256,821)
General and administrative	(37,276)	(53,621)
Transaction costs	(49,803)	(34,270)
Loss (gain) on extinguishment of debt	-	(576)
Provision for loan losses	(416)	-
Income tax benefit (expense)	(340)	(2,918)
Income from unconsolidated entities	2,514	2,989
Income (loss) from discontinued operations, net	70,078	45,716
Preferred dividends	(26,033)	(35,926)
Preferred stock redemption charge	-	(6,242)
Loss (income) attributable to noncontrolling interests	1,234	1,876
	(354,594)	(524,613)
Net income (loss) attributable to common stockholders	$93,219	$94,037

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K filed on May 10, 2012, for further information regarding significant accounting policies that impact us.  There have been no material changes to these policies in 2012.

Forward-Looking Statements and Risk Factors

    This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of facilities; the performance of its operators/tenants and facilities; its ability to enter into agreements with viable new tenants for vacant space or for facilities that the company takes back from financially troubled tenants, if any; its occupancy rates; its ability to acquire, develop and/or manage facilities; its ability to make distributions to stockholders; its policies and plans regarding investments, financings and other matters; its ability to manage the risks associated with international expansion and operations; its tax status as a real estate investment trust; its critical accounting policies; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  The company’s expected results may not be achieved, and actual results may differ materially from expectations.  This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care, seniors housing and life science industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with profitable results; the failure to make new investments as and when anticipated; acts of God affecting the company’s facilities; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; regulatory approval and market acceptance of the products and technologies of life science tenants; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting the company’s facilities; changes in rules or practices governing the company’s financial reporting; the movement of U.S. and Canadian exchange rates; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention.  Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K filed on May 10, 2012, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We seek to mitigate the underlying foreign currency exposures with gains and losses on derivative contracts hedging these exposures.  We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. This section is presented to provide a discussion of the risks associated with potential fluctuations in interest rates.

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

	June 30, 2012		December 31, 2011
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$4,939,342	$(372,651)	$4,464,927	$(342,460)
Secured debt	1,966,194	(91,450)	1,693,283	(82,583)
Totals	$6,905,536	$(464,101)	$6,158,210	$(425,043)

     As of June 30, 2012, we had five interest rate swaps for a total aggregate notional amount of $101,040,000.  The swaps hedge interest payments associated with long-term LIBOR based borrowings and mature between December 31, 2012 and December 31, 2013.

     Our variable rate debt, including our unsecured line of credit arrangements, is reflected at cost which approximates fair value. At June 30, 2012, we had $393,000,000 outstanding related to our variable rate lines of credit and $218,322,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $6,113,000. At December 31, 2011, we had $610,000,000 outstanding related to our variable rate lines of credit and $415,101,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $10,251,000.

     As of June 30, 2012, we had one forward exchange contract to sell $250,000,000 Canadian dollars at a fixed rate on July 31, 2012.  The forward exchange contract is designated as a net investment hedge of our Chartwell investment.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

     Except as provided in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Risk Factors,” there have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K filed on May 10, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 through April 30, 2012	134	$54.12
May 1, 2012 through May 31, 2012	-	-
June 1, 2012 through June 30, 2012	-	-
Totals	134	$54.12

(1) During the three months ended June 30, 2012, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 6. Exhibits

4.1              Indenture, dated as of March 15, 2010, between the company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (filed with the SEC as Exhibit 4.1 to the company’s Form 8-K filed March 15, 2010, and incorporated herein by reference thereto).

4.2              Supplemental Indenture No. 6, dated as of April 3, 2012, between the company and the Trustee (filed with the SEC as Exhibit 4.2 to the company’s Form 8-K filed April 4, 2012, and incorporated herein by reference thereto).

10.1            Term Loan Agreement, dated as of May 24, 2012, by and among the company, the banks signatory thereto, KeyBank National Association, as administrative agent, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Royal Bank of Canada, as co-syndication agents, Citibank, N.A., Compass Bank, Fifth Third Bank, PNC Bank, National Association, The Bank of New York Mellon and Wells Fargo Bank, National Association, as co-documentation agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, as joint lead arrangers and joint bookrunners (filed with the SEC as Exhibit 10.1 to the company’s Form 8-K filed May 30, 2012, and incorporated herein by reference thereto).

10.2            Separation Agreement and General Release, dated July 25, 2012, between the company and John T. Thomas.

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

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB   XBRL Taxonomy Extension Label Linkbase Document*

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Equity for the six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) the Notes to Unaudited Consolidated Financial Statements.

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

HEALTH CARE REIT, INC.
Date: August 6, 2012	By:	/s/ GEORGE L. CHAPMAN
George L. Chapman,
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2012	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2012	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President and Controller (Principal Accounting Officer)