Form 10-Q
period 2012-09-30
HEALTH CARE REIT INC /DE/
filed 2012-11-07
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, the registrant had 259,682,359 shares of common stock outstanding.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets — September 30, 2012 and December 31, 2011	3

Consolidated Statements of Comprehensive Income — Three and nine months ended September 30, 2012 and 2011	4

Consolidated Statements of Equity — Nine months ended September 30, 2012 and 2011	5

Consolidated Statements of Cash Flows — Nine months ended September 30, 2012 and 2011	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	59

Item 4. Controls and Procedures	59

PART II. OTHER INFORMATION

Item 1. Legal Proceedings Item 1A. Risk Factors	59 59

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 6. Exhibits	60

Signatures	60

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Note)

Assets	(In thousands)
Real estate investments:
Real property owned:
Land and land improvements	$1,268,757	$1,116,756
Buildings and improvements	14,766,557	13,073,747
Acquired lease intangibles	572,765	428,199
Real property held for sale, net of accumulated depreciation	153,458	36,115
Construction in progress	219,705	189,502
Gross real property owned	16,981,242	14,844,319
Less accumulated depreciation and amortization	(1,480,293)	(1,194,476)
Net real property owned	15,500,949	13,649,843
Real estate loans receivable:
Real estate loans receivable	284,908	292,507
Less allowance for losses on loans receivable	-	-
Net real estate loans receivable	284,908	292,507
Net real estate investments	15,785,857	13,942,350
Other assets:
Equity investments	456,552	241,722
Goodwill	68,321	68,321
Deferred loan expenses	57,539	58,584
Cash and cash equivalents	1,382,252	163,482
Restricted cash	140,404	69,620
Receivables and other assets	391,350	380,527
Total other assets	2,496,418	982,256
Total assets	$18,282,275	$14,924,606

Liabilities and equity
Liabilities:
Borrowings under unsecured line of credit arrangement	$-	$610,000
Senior unsecured notes	4,921,712	4,434,107
Secured debt	2,314,717	2,112,649
Capital lease obligations	82,596	83,996
Accrued expenses and other liabilities	405,798	371,557
Total liabilities	7,724,823	7,612,309
Redeemable noncontrolling interests	35,047	33,650
Equity:
Preferred stock	1,022,917	1,010,417
Common stock	259,522	192,299
Capital in excess of par value	10,502,057	7,019,714
Treasury stock	(17,531)	(13,535)
Cumulative net income	2,077,641	1,893,806
Cumulative dividends	(3,485,592)	(2,972,129)
Accumulated other comprehensive income (loss)	(10,432)	(11,928)
Other equity	7,445	6,120
Total Health Care REIT, Inc. stockholders’ equity	10,356,027	7,124,764
Noncontrolling interests	166,378	153,883
Total equity	10,522,405	7,278,647
Total liabilities and equity	$18,282,275	$14,924,606

NOTE: The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2012	2011	2012	2011

		(In thousands, except per share data)
Revenues:
	Rental income	$290,225	$235,938	$826,627	$615,219
	Resident fees and services	174,464	125,125	498,295	319,559
	Interest income	8,111	7,858	24,131	32,433
	Other income	1,339	1,809	4,505	9,974
	Total revenues	474,139	370,730	1,353,558	977,185
Expenses:
	Interest expense	94,580	84,429	280,058	220,527
	Property operating expenses	144,479	103,127	409,606	266,081
	Depreciation and amortization	132,150	111,582	387,053	286,623
	General and administrative	23,679	19,735	77,302	57,009
	Transaction costs	8,264	6,739	42,535	56,542
	Loss (gain) on derivatives, net	409	-	(1,712)	-
	Loss (gain) on extinguishment of debt, net	215	-	791	-
	Provision for loan losses	27,008	132	27,008	547
	Total expenses	430,784	325,744	1,222,641	887,329
Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	43,355	44,986	130,917	89,856
Income tax (expense) benefit		(836)	(223)	(3,754)	(563)
Income from unconsolidated entities		(739)	1,642	2,250	4,156
Income (loss) from continuing operations		41,780	46,405	129,413	93,449
Discontinued operations:
	Gain (loss) on sales of properties, net	12,827	185	46,046	56,565
	Impairment of assets	(6,952)	-	(6,952)	(202)
	Income (loss) from discontinued operations, net	5,851	5,763	19,329	20,561
	Discontinued operations, net	11,726	5,948	58,423	76,924
Net income		53,506	52,353	187,836	170,373
Less:	Preferred stock dividends	16,602	17,234	52,527	43,268
Less:	Preferred stock redemption charge	-	-	6,242	-
Less:	Net income (loss) attributable to noncontrolling interests(1)	(365)	(1,488)	(2,241)	(2,721)
Net income (loss) attributable to common stockholders		$37,269	$36,607	$131,308	$129,826

Average number of common shares outstanding:
	Basic	224,391	177,272	212,592	169,636
	Diluted	226,258	177,849	214,075	170,301

Earnings per share:
	Basic:
	Income (loss) from continuing operations
	attributable to common stockholders	$0.11	$0.17	$0.34	$0.31
	Discontinued operations, net	0.05	0.03	0.27	0.45
	Net income (loss) attributable to common stockholders*	$0.17	$0.21	$0.62	$0.77

	Diluted:
	Income (loss) from continuing operations
	attributable to common stockholders	$0.11	$0.17	$0.34	$0.31
	Discontinued operations, net	0.05	0.03	0.27	0.45
	Net income (loss) attributable to common stockholders*	$0.16	$0.21	$0.61	$0.76

Dividends declared and paid per common share		$0.74	$0.715	$2.22	$2.12

Total comprehensive income (loss) attributable to stockholders		$56,664	$52,144	$189,332	$171,118

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(in thousands)

	Nine Months Ended September 30, 2012
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,010,417	$192,299	$7,019,714	$(13,535)	$1,893,806	$(2,972,129)	$(11,928)	$6,120	$153,883	$7,278,647
Comprehensive income:
Net income (loss)					190,077				(1,272)	188,805
Other comprehensive income							1,496			1,496
Total comprehensive income										190,301
Contributions by noncontrolling interests			80						26,671	26,751
Distributions to noncontrolling interests			(1,609)						(12,904)	(14,513)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		1,784	102,238	(3,996)				(1,046)		98,980
Proceeds from issuance of common stock		64,400	3,383,008							3,447,408
Proceeds from issuance of preferred stock	287,500		(9,813)							277,687
Equity component of convertible debt		1,039	2,237							3,276
Redemption of preferred stock	(275,000)		6,202		(6,242)					(275,040)
Option compensation expense								2,371		2,371
Cash dividends paid:
Common stock cash dividends						(460,936)				(460,936)
Preferred stock cash dividends						(52,527)				(52,527)
Balances at end of period	$1,022,917	$259,522	$10,502,057	$(17,531)	$2,077,641	$(3,485,592)	$(10,432)	$7,445	$166,378	$10,522,405

	Nine Months Ended September 30, 2011
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$291,667	$147,155	$4,932,468	$(11,352)	$1,676,196	$(2,427,881)	$(11,099)	$5,697	$130,249	$4,733,100
Comprehensive income:
Net income (loss)					173,094				(2,303)	170,791
Other comprehensive income							745			745
Total comprehensive income										171,536
Contributions by noncontrolling interests			6,647						22,695	29,342
Distributions to noncontrolling interests									(36,268)	(36,268)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		2,124	102,937	(2,183)				(1,046)		101,832
Proceeds from issuance of common stock		29,493	1,364,972							1,394,465
Proceeds from issuance of preferred stock	718,750		(22,313)							696,437
Option compensation expense								1,641		1,641
Cash dividends paid:
Common stock cash dividends						(355,651)				(355,651)
Preferred stock cash dividends						(43,268)				(43,268)
Balances at end of period	$1,010,417	$178,772	$6,384,711	$(13,535)	$1,849,290	$(2,826,800)	$(10,354)	$6,292	$114,373	$6,693,166

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30,
	2012	2011
Operating activities	(In thousands)
Net income	$187,836	$170,373
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	393,243	301,461
Other amortization expenses	11,702	12,024
Provision for loan losses	27,008	547
Impairment of assets	6,952	202
Stock-based compensation expense	16,229	9,041
Loss (gain) on derivatives, net	(1,712)	-
Loss (gain) on extinguishment of debt, net	791	-
Income from unconsolidated entities	(2,250)	(4,156)
Rental income in excess of cash received	(32,069)	(19,596)
Amortization related to above (below) market leases, net	767	(1,588)
Loss (gain) on sales of properties, net	(46,046)	(56,565)
Distributions by unconsolidated entities	3,920	-
Increase (decrease) in accrued expenses and other liabilities	16,417	20,781
Decrease (increase) in receivables and other assets	(19,318)	(14,891)
Net cash provided from (used in) operating activities	563,470	417,633

Investing activities
Investment in real property, net of cash acquired	(2,119,796)	(4,030,444)
Capitalized interest	(7,113)	(10,090)
Investment in real estate loans receivable	(35,894)	(36,504)
Other investments, net of payments	26,752	(6,526)
Principal collected on real estate loans receivable	16,577	149,019
Contributions to unconsolidated entities	(227,735)	(779)
Distributions by unconsolidated entities	12,592	13,260
Proceeds from (payments on) derivatives	4,435	-
Decrease (increase) in restricted cash	(69,809)	27,844
Proceeds from sales of real property	302,377	221,585
Net cash provided from (used in) investing activities	(2,097,614)	(3,672,635)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	(610,000)	90,000
Proceeds from issuance of senior unsecured notes	842,323	1,381,086
Payments to extinguish senior unsecured notes	(370,524)	-
Net proceeds from the issuance of secured debt	145,713	60,470
Payments on secured debt	(272,399)	(20,285)
Net proceeds from the issuance of common stock	3,536,232	1,490,681
Net proceeds from the issuance of preferred stock	277,687	696,437
Redemption of preferred stock	(275,000)	-
Decrease (increase) in deferred loan expenses	(5,119)	(25,994)
Contributions by noncontrolling interests(1)	12,106	9,655
Distributions to noncontrolling interests(1)	(15,283)	(21,910)
Cash distributions to stockholders	(513,463)	(398,919)
Other financing activities	641	(1,113)
Net cash provided from (used in) financing activities	2,752,914	3,260,108

Increase (decrease) in cash and cash equivalents	1,218,770	5,106
Cash and cash equivalents at beginning of period	163,482	131,570
Cash and cash equivalents at end of period	$1,382,252	$136,676

Supplemental cash flow information:
Interest paid	$275,246	$203,748
Income taxes paid	3,012	320

(1)     Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in seniors housing and health care real estate. Our full service platform also offers property management and development services to our customers. As of September 30, 2012, our broadly diversified portfolio consisted of 1,030 properties in 46 states, the United Kingdom and Canada.  Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily an indication of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K filed on August 6, 2012.

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Real Property Acquisition and Development

     Seniors Housing Triple-net Activity

     During the nine months ended September 30, 2012, we completed the acquisition of 49 seniors housing triple-net properties.  The total purchase price for the communities acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with our accounting policies.  Also during the three months ended March 31, 2012, we finalized our purchase price allocation of the previously acquired Genesis HealthCare Corporation real estate assets. There were no material changes in the Genesis purchase accounting allocation from those previously disclosed in Note 3 to our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K filed on August 6, 2012.  The following summarizes our purchase price allocations and other seniors housing triple-net real property investment activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2012(1)	September 30, 2011
	Amount	Amount

Land and land improvements	$79,325	$210,956
Buildings and improvements	935,036	2,991,317
Total assets acquired(2)	1,014,361	3,202,273
Assumed debt	(86,186)	(93,425)
Accrued expenses and other liabilities	(3,340)	(75,144)
Total liabilities assumed	(89,526)	(168,569)
Capital in excess of par	1,024	-
Noncontrolling interest	(16,826)	-
Non-cash acquisition related activity	(310)	-
Cash disbursed for acquisitions	908,723	3,033,704
Construction in progress additions	131,579	121,382
Less: Capitalized interest	(4,228)	(4,077)
Cash disbursed for construction in progress	127,351	117,305
Capital improvements to existing properties	48,450	16,453
Total cash invested in real property, net of cash acquired	$1,084,524	$3,167,462

(1) Includes acquisitions with an aggregate purchase price of $777,916,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $2,031,000 of cash acquired during the nine months ended September 30, 2012.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Seniors Housing Operating Activity

     Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), for taxable years beginning after July 30, 2008, we may lease “qualified health care properties” on an arm’s-length basis to our taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor (“EIK”). A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. The “qualified health care properties” are operated by an EIK under a management agreement.  The lease agreement required under RIDEA between us and our TRS is eliminated for accounting purposes in consolidation.  All of our seniors housing operating properties are structured under RIDEA.

     During the nine months ended September 30, 2012, we completed the acquisition of 53 seniors housing operating properties. Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, and we translate balance sheet accounts using exchange rates in effect at the end of the period. We record resulting currency translation adjustments in accumulated other comprehensive income, a component of stockholders’ equity, on our balance sheet.  The total purchase price for the properties acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with our accounting policies.  The following is a summary of our seniors housing operating real property investment activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2012(2)	September 30, 2011
	Amount	Amount

Land and land improvements	$46,391	$71,610
Building and improvements	450,255	968,727
Acquired lease intangibles	39,875	88,285
Restricted cash	-	8,186
Receivables and other assets	2,247	18,415
Total assets acquired(1)	538,768	1,155,223
Assumed debt	(8,684)	(585,656)
Accrued expenses and other liabilities	(5,480)	(39,044)
Total liabilities assumed	(14,164)	(624,700)
Capital in excess of par	-	(6,017)
Noncontrolling interests	(2,054)	(27,560)
Non-cash acquisition related activity	-	(27,298)
Cash disbursed for acquisitions	522,550	469,648
Capital improvements to existing properties	13,325	14,847
Total cash invested in real property, net of cash acquired	$535,875	$484,495

(1) Excludes $4,369,000 and $34,342,000 of cash acquired during the nine months ended September 30, 2012 and 2011, respectively.
(2) Includes acquisitions with an aggregate purchase price of $330,013,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Medical Facilities Activity

     During the nine months ended September 30, 2012, we acquired 22 medical office buildings, one hospital, and one parcel of land.  The total purchase price for the communities acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with our accounting policies.  The following is a summary of our medical facilities real property investment activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2012(2)	September 30, 2011
	Amount	Amount

Land and land improvements	$53,493	$7,711
Buildings and improvements	487,255	303,848
Acquired lease intangibles	93,392	1,126
Restricted cash	975	-
Receivables and other assets	4,311	-
Total assets acquired	639,426	312,685
Assumed debt	(238,589)	(48,801)
Accrued expenses and other liabilities	(18,075)	(568)
Total liabilities assumed	(256,664)	(49,369)
Non-controlling interests	-	(5,853)
Non-cash acquisition activity	(880)	-
Cash disbursed for acquisitions	381,882	257,463
Construction in progress additions:	94,462	138,898
Less: Capitalized interest	(2,885)	(6,013)
Accruals(1)	(4,567)	(33,451)
Cash disbursed for construction in progress	87,010	99,434
Capital improvements to existing properties	30,505	21,590
Total cash invested in real property	$499,397	$378,487

(1) Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.
(2) Includes acquisitions with an aggregate purchase price of $486,014,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

     Development Conversions

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

	Nine Months Ended
	September 30, 2012	September 30, 2011
Development projects:
Seniors housing triple-net	$84,271	$39,462
Medical facilities	111,327	325,562
Total development projects	195,598	365,024
Expansion projects	240	43,793
Total construction in progress conversions	$195,838	$408,817

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	September 30, 2012	December 31, 2011
Assets:
In place lease intangibles	$447,833	$332,645
Above market tenant leases	52,210	35,973
Below market ground leases	60,771	51,316
Lease commissions	11,951	8,265
Gross historical cost	572,765	428,199
Accumulated amortization	(230,217)	(148,380)
Net book value	$342,548	$279,819

Weighted-average amortization period in years	19.6	17.0

Liabilities:
Below market tenant leases	$72,442	$67,284
Above market ground leases	8,955	5,020
Gross historical cost	81,397	72,304
Accumulated amortization	(26,010)	(21,387)
Net book value	$55,387	$50,917

Weighted-average amortization period in years	14.5	12.3

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Rental income related to above/below market tenant leases, net	$(972)	$1,118	$452	$2,439
Property operating expenses related to above/below market ground leases, net	(555)	(315)	(1,219)	(851)
Depreciation and amortization related to in place lease intangibles and lease commissions	(22,271)	(28,263)	(78,114)	(69,804)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2012	$51,651	$1,742
2013	38,021	6,534
2014	32,294	6,010
2015	22,877	5,014
2016	24,184	4,668
Thereafter	173,521	31,419
Totals	$342,548	$55,387

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Dispositions, Assets Held for Sale and Discontinued Operations

During the nine months ended September 30, 2012, we sold 42 properties for net gains of $46,046,000.  Of our total sale proceeds, $152,495,000 was deposited in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary and, during the nine months ended September 30, 2012, we used $84,243,000 of the deposited proceeds for acquisitions.  At September 30, 2012, we had 31 seniors housing facilities that satisfied the requirements for held for sale treatment and such properties were properly recorded at the lesser of their estimated fair value less costs to sell or carrying value.  During the nine months ended September 30, 2012, we recorded an impairment charge of $6,952,000 related to five held for sale seniors housing triple-net facilities to adjust the carrying values to estimated fair values less cost to sell based on current sales price expectations. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2012	September 30, 2011
Real property dispositions:
Seniors housing triple-net	$149,984	$129,725
Medical facilities	106,347	35,295
Total dispositions	256,331	165,020
Add: Gain (loss) on sales of real property, net	46,046	56,565
Proceeds from real property sales	$302,377	$221,585

We have reclassified the income and expenses attributable to all properties sold prior to and held for sale at September 30, 2012 to discontinued operations.  Expenses include an allocation of interest expense based on property carrying values and our weighted average cost of debt.  The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$8,441	$14,147	$33,287	$51,117
Expenses:
Interest expense	1,663	3,382	6,669	11,387
Property operating expenses	219	944	1,099	4,331
Provision for depreciation	708	4,058	6,190	14,838
Income (loss) from discontinued operations, net	$5,851	$5,763	$19,329	$20,561

6. Real Estate Loans Receivable

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Seniors			Seniors
	Housing	Medical		Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$1,154	$-	$1,154	$13,129	$-	$13,129
Draws on existing loans	33,710	1,030	34,740	15,308	8,067	23,375
Net cash advances on real estate loans	34,864	1,030	35,894	28,437	8,067	36,504
Receipts on real estate loans receivable:
Loan payoffs	450	-	450	129,860	2,943	132,803
Principal payments on loans	14,204	1,923	16,127	11,618	4,598	16,216
Total receipts on real estate loans	14,654	1,923	16,577	141,478	7,541	149,019
Net advances (receipts) on real estate loans	$20,210	$(893)	$19,317	$(113,041)	$526	$(112,515)

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During our third quarter loan loss evaluation, new factors arose including change in intent regarding collateral and updated appraisal that, under the circumstances, resulted in the determination to write-off $27,008,000 of loans. Additionally, at September 30, 2012, we had real estate loans with outstanding balances of $13,035,000 on non-accrual status with an allowance for loan losses of $0.

7. Investments in Unconsolidated Entities

     During the year ended December 31, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). We acquired a 49% interest in a seven-building life science campus located at University Park in Cambridge, Massachusetts, which is immediately adjacent to the campus of the Massachusetts Institute of Technology.  At September 30, 2012, our investment of $176,579,000 is recorded as an investment in unconsolidated entities on the balance sheet.  The results of operations for these properties have been included in our consolidated results of operations from the date of acquisition by the joint venture and are reflected in our statement of comprehensive income as income from unconsolidated entities.  The aggregate remaining unamortized basis difference of our investment in this joint venture of $1,791,000 at September 30, 2012 is primarily attributable to real estate and related intangible assets and will be amortized over the life of the related properties and included in the reported amount of income from unconsolidated entities.

     During the quarter ended June 30, 2012, we entered into a joint venture with Chartwell Seniors Housing REIT (TSX:CSH.UN).  The portfolio contains 42 properties in Canada, 39 of which are owned 50% by the company and Chartwell, and three of which the company wholly owns.  In connection with the 39 properties, we invested $223,134,000 of cash which was recorded as an investment in unconsolidated entities on the balance sheet. The 39 properties are accounted for under the equity method of accounting and do not qualify as VIEs (variable interest entities). The joint venture is structured under RIDEA.

     In addition, at September 30, 2012, we had other investments in unconsolidated entities with our ownership ranging from 10% to 50%.

8. Customer Concentration

     The following table summarizes certain information about our customer concentration as of September 30, 2012 (dollars in thousands):

	Number of	Total	Percent of
Concentration by investment:(1)	Properties(2)	Investment(2)	Investment(3)
Genesis HealthCare Corporation	158	$2,558,276	16%
Merrill Gardens, LLC	48	1,095,029	7%
Benchmark Senior Living	35	849,397	5%
Brandywine Senior Living, LLC	26	722,623	5%
Senior Living Communities, LLC	12	607,208	4%
Remaining portfolio	699	9,953,324	63%
Totals	978	$15,785,857	100%

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

9. Borrowings Under Line of Credit Arrangements and Related Items

     At September 30, 2012, we had a $2,000,000,000 unsecured line of credit arrangement with a consortium of 31 banks with an option to upsize the facility by up to an additional $500,000,000 through an accordion feature, allowing for the aggregate commitment of up to $2,500,000,000.  The revolving credit facility is scheduled to expire July 27, 2015.  Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.57% at September 30, 2012). The applicable margin is based on certain of our debt ratings and was 1.35% at September 30, 2012. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.25% at September 30, 2012. Principal is due upon expiration of the agreement.  In addition, at September 30, 2012, we had a $5,000,000 unsecured revolving demand note undrawn and bearing interest at 1-month LIBOR plus 110 basis points.

     The following information relates to aggregate borrowings under the unsecured line of credit arrangements for the periods presented (dollars in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance outstanding at quarter end	$-	$390,000	$-	$390,000
Maximum amount outstanding at any month end	$145,000	$390,000	$897,000	$495,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$165,000	$140,978	$255,639	$152,832
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	2.30%	1.61%	1.79%	1.12%

10. Senior Unsecured Notes and Secured Debt

     At September 30, 2012, the annual principal payments due on consolidated debt obligations were as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2012	$-	$9,914	$9,914
2013	300,000	221,368	521,368
2014	-	201,848	201,848
2015 (4)	504,143	221,295	725,438
2016	700,000	318,507	1,018,507
Thereafter	3,444,403	1,327,589	4,771,992
Totals	$4,948,546	$2,300,521	$7,249,067

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 3.0% to 6.5%, excluding the Canadian denominated unsecured term loan discussed in footnote 4.
(3) Annual interest rates range from 1.2% to 8.0%. Carrying value of the properties securing the debt totaled $5,083,684,000 at September 30, 2012.

(4) On July 30, 2012, we completed funding on a $250,000,000 Canadian denominated unsecured term loan (approximately $254,143,000 USD at exchange rates on September 30, 2012). The loan is coterminous with the unsecured revolving credit facility and matures July 27, 2015 (with an option to extend for an additional year at our discretion) and bears interest at the Canadian Dealer Offered Rate plus 145 basis points (2.65% at September 30, 2012).

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of our senior unsecured note activity during the periods presented, excluding the Canadian term loan (dollars in thousands):

	Nine Months Ended
	September 30, 2012		September 30, 2011
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$4,464,927	5.133%	$3,064,930	5.129%
Debt issued	600,000	4.125%	1,400,000	5.143%
Debt extinguished	(76,853)	8.000%	-	0.000%
Debt redeemed	(293,671)	4.750%	-	0.000%
Ending balance	$4,694,403	5.030%	$4,464,930	5.133%

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2012		September 30, 2011
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,108,373	5.34%	$1,133,715	5.59%
Debt issued	145,713	4.13%	60,470	5.77%
Debt assumed	311,653	5.71%	693,797	5.40%
Debt extinguished	(237,259)	4.29%	-	0.00%
Foreign currency	288	5.62%	-	0.00%
Principal payments	(28,247)	5.35%	(20,285)	5.83%
Ending balance	$2,300,521	5.42%	$1,867,697	5.52%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2012, we were in compliance with all of the covenants under our debt agreements.

11. Derivative Instruments

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates.  We may elect to use financial derivative instruments to hedge such interest rate exposures. These decisions are principally based on our policy to manage the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates.  In addition, non-U.S. investments expose us to the potential losses associated with adverse changes in foreign currency to U.S. Dollar exchange rates.  We elected to manage this risk through the use of a forward exchange contracts.

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

Interest Rate Swap Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  As of September 30, 2012, we had five interest rate swaps for a total aggregate notional amount of $101,040,000.  The swaps hedge interest payments associated with long-term LIBOR based borrowings and mature between December 31, 2012 and December 31, 2013.   Approximately $1,974,000 of losses,

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

Foreign Currency Hedges

      On February 15, 2012, we entered into a forward exchange contract to purchase $250,000,000 Canadian Dollars at a fixed rate in the future.  The forward contract was used to limit exposure to fluctuations in the Canadian Dollar to U.S. Dollar exchange rate associated with our initial cash investment funded for the Chartwell transaction.  On May 3, 2012, this forward exchange contract was settled for a gain of $2,772,000 and the proceeds were used to fund our investment.    On May 3, 2012, we also entered into a forward contract to sell $250,000,000 Canadian dollars at a fixed rate on July 31, 2012. We settled the forward contract on July 31, 2012 with the net loss reflected in OCI. Upon settlement of the forward contract we entered into a $250,000,000 Canadian Dollar term loan which has been designated as a net investment hedge of our Chartwell investment and changes in fair value are reported in OCI as no ineffectiveness is anticipated.

     On August 30, 2012, we entered into two cross currency swaps to purchase $125,000,000 Pound Sterling.  The swaps were used to limit exposure to fluctuations in the Pound Sterling to U.S. Dollar exchange rate associated with our initial cash investment funded for the Sunrise transaction discussed in Note 12. The cross currency swaps have been designated as a net investment hedge, and changes in fair value are reported in OCI as no ineffectiveness is anticipated.

     On September 17, 2012, we entered into two forward exchange contracts to purchase $14,000,000 Canadian Dollars and $23,000,000 Pound Sterling at a fixed rate in the future.  The forward contracts were used to limit exposure to fluctuations in foreign currency associated with the Sunrise transaction discussed in Note 12.

     The following presents the impact of derivative instruments on the statement of comprehensive income and OCI for the periods presented (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2012	2011	2012	2011
Gain (loss) on interest rate swap recognized in	n/a
OCI (effective portion)		$797	$658	$2,342	$2,499
Gain (loss) on interest rate swaps reclassified from	Interest expense
AOCI into income (effective portion)		383	467	1,204	1,440
Gain (loss) on interest rate swaps recognized	Realized loss
in income		-	-	(96)	-
Gain (loss) on forward exchange contracts recognized in	Unrealized loss
income (ineffective portion and amount excluded
from effectiveness testing)		-	-	(555)	-
Gain (loss) on forward exchange contracts recognized	Realized gain
in income	(loss)	(409)	-	2,363	-
Gain (loss) on forward exchange contracts designated	n/a
as net investment hedge recognized in OCI		(12,663)	-	(5,747)	-

12. Commitments and Contingencies

     At September 30, 2012, we had nine outstanding letter of credit obligations totaling $7,172,000 and expiring between 2013 and 2014.

     At September 30, 2012, we had outstanding construction in process of $219,705,000 for leased properties and were committed to providing additional funds of approximately $217,015,000 to complete construction. At September 30, 2012, we had contingent purchase obligations totaling $76,933,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with Accounting Standards Codification (“ASC”) Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At September 30, 2012, we had operating lease obligations of

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$528,685,000 relating to certain ground leases and company office space and capital lease obligations of $88,143,000 relating to certain investment properties. We incurred rental expense relating to company office space of $330,000 and $931,000 for the three months and nine months ended September 30, 2012, respectively, as compared to $341,000 and $1,472,000 for the same periods in 2011. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At September 30, 2012, aggregate future minimum rentals to be received under these noncancelable subleases totaled $48,514,000.

Sunrise Merger

     In August 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sunrise Senior Living, Inc. (“Sunrise”), pursuant to which we agreed to acquire Sunrise in an all-cash merger (the “Merger”) in which Sunrise stockholders would receive $14.50 in cash for each share of Sunrise common stock. The total estimated purchase price of approximately $1,920,000,000 is comprised of the $950,000,000 cash consideration and $970,000,000 of assumed debt and excludes fair value and other purchase price accounting adjustments.  The closing of the Merger, which is expected to occur in early 2013, is subject to the satisfaction or waiver of certain conditions, including adoption of the Merger Agreement by Sunrise's stockholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Act and the completion in all material respects of certain reorganization transactions being undertaken in connection with the Management Business Sale (described below).

     Subsequent to the original announcement, we, in collaboration with Sunrise, have acquired or reached agreement to acquire majority interests in certain joint venture properties, which has increased the expected purchase price to approximately $3,170,200,000, which is comprised of $664,100,000 of incremental cash consideration and $586,100,000 of  incremental assumed debt. We completed the acquisition of several joint venture properties in the United Kingdom for approximately $243,474,000 of cash consideration during the three months ended September 30, 2012. Sunrise has acquired majority interests in certain other joint venture properties using proceeds from a $462,500,000 loan provided by us that funded subsequent to September 30, 2012 and will be converted to ownership by us upon completion of the Merger.

     In connection with the Merger Agreement, Sunrise has agreed to sell its management business and certain additional assets and liabilities (the “Management Business Sale”) to Red Fox Management, LP (the “Management Business Buyer”). Under the Merger Agreement, the Management Business Sale is to take place immediately prior to the Merger. We will invest approximately $26,000,000 for a 20% interest in the Management Business Buyer.

     All amounts relating to the Merger that have not yet closed are preliminary estimates, are subject to downward or upward adjustment, and are subject to change. Furthermore, certain of the estimated incremental Sunrise investments, including the acquisition of properties in the United Kingdom, are based on exchange rates in effect as of the time of the estimate. Our anticipated Merger may not be completed on currently anticipated terms, or within currently anticipated timeframes, or at all.

13. Stockholders’ Equity

     The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	September 30, 2012	December 31, 2011
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	26,224,854	25,724,854
Outstanding shares	26,224,854	25,724,854

Common Stock, $1.00 par value:
Authorized shares	400,000,000	400,000,000
Issued shares	259,936,105	192,604,918
Outstanding shares	259,539,955	192,275,248

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated (dollars in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2012		September 30, 2011
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	25,724,854	7.013%	11,349,854	7.663%
Shares issued	11,500,000	6.500%	14,375,000	6.500%
Shares redeemed	(11,000,000)	7.716%	-	0.000%
Ending balance	26,224,854	6.493%	25,724,854	7.013%

      During the three months ended June 30, 2012, we recognized a charge of $6,242,000 in connection with the preferred stock redemptions.

     Common Stock. The following is a summary of our common stock issuances during the nine months ended September 30, 2012 and 2011 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

March 2011 public issuance	28,750,000	$49.25	$1,415,938	$1,358,543
2011 Equity shelf plan issuances	743,099	50.59	37,595	36,870
2011 Dividend reinvestment plan issuances	1,869,796	48.39	90,476	89,528
2011 Option exercises	151,927	37.78	5,740	5,740
2011 Totals	31,514,822		$1,549,749	$1,490,681

February 2012 public issuance	20,700,000	$53.50	$1,107,450	$1,062,256
August 2012 public issuance	13,800,000	58.75	810,750	778,011
September 2012 public issuance	29,900,000	56.00	1,674,400	1,607,140
2012 Dividend reinvestment plan issuances	1,485,598	55.65	82,678	82,678
2012 Option exercises	155,195	39.61	6,147	6,147
2012 Senior note conversions	1,039,721		-	-
2012 Totals	67,080,514		$3,681,425	$3,536,232

Comprehensive Income

     The following is a summary of accumulated other comprehensive income (loss) as of the dates indicated (in thousands):

	September 30, 2012	December 31, 2011
Unrecognized losses on cash flow hedges	$(7,423)	$(8,561)
Unrecognized losses on equity investments	(427)	(619)
Unrecognized gains on foreign currency translation	166	-
Unrecognized actuarial losses	(2,748)	(2,748)
Totals	$(10,432)	$(11,928)

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of comprehensive income (loss) for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Unrecognized gains on cash flow hedges	$414	$191	$1,138	$1,059
Unrecognized gains (losses) on equity investments	230	(400)	192	(314)
Unrecognized gains on foreign currency translation	2,514	-	166	-
Total other comprehensive income (loss)	3,158	(209)	1,496	745
Net income attributable to controlling interests	53,871	53,841	190,077	173,094
Comprehensive income (loss) attributable to controlling interests	57,029	53,632	191,573	173,839
Net and comprehensive income (loss) attributable to noncontrolling interests(1)	(365)	(1,488)	(2,241)	(2,721)
Total comprehensive income (loss) attributable to stockholders	$56,664	$52,144	$189,332	$171,118

(1) Includes amounts attributable to redeemable noncontrolling interests.

14. Stock Incentive Plans

     Our Amended and Restated 2005 Long-Term Incentive Plan authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan continued to vest through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three years for non-employee directors to five years for officers and key employees. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $2,592,000 and $ 16,229,000 for the three and nine months ended September 30, 2012 and $1,767,000 and $ 9,041,000 for the three and nine months ended in September 30, 2011. The increase is primarily attributable to the impact of special non-cash retention and performance based stock awards for executive officers.

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$37,269	$36,607	$131,308	$129,826

Denominator for basic earnings per
share - weighted average shares	224,391	177,272	212,592	169,636
Effect of dilutive securities:
Employee stock options	238	172	240	180
Non-vested restricted shares	301	258	293	241
Convertible senior unsecured notes	1,328	147	950	244
Dilutive potential common shares	1,867	577	1,483	665
Denominator for diluted earnings per
share - adjusted weighted average shares	226,258	177,849	214,075	170,301

Basic earnings per share	$0.17	$0.21	$0.62	$0.77
Diluted earnings per share	$0.16	$0.21	$0.61	$0.76

The diluted earnings per share calculations exclude the dilutive effect of 237,000 and 227,000 stock options for the three months ended September 30, 2012 and 2011, respectively, and 0 and 381,000 for the nine months ended because the exercise prices were

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

more than the average market price.  The Series H Cumulative Convertible and Redeemable Preferred Stock and Series I Cumulative Convertible Perpetual Preferred Stock were not included in the calculations as the effect of conversions into common stock was anti-dilutive.

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Mortgage loans receivable	$61,591	$63,647	$63,934	$64,194
Other real estate loans receivable	223,317	231,388	228,573	231,308
Available-for-sale equity investments	1,172	1,172	980	980
Cash and cash equivalents	1,382,252	1,382,252	163,482	163,482

Financial liabilities:
Borrowings under unsecured line of credit arrangements	$-	$-	$610,000	$610,000
Senior unsecured notes	4,921,712	5,568,956	4,434,107	4,709,736
Secured debt	2,314,717	2,486,885	2,112,649	2,297,278
Interest rate swap agreements	740	740	2,854	2,854
Foreign currency forward contract	4,595	4,595	-	-

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

	Fair Value Measurements as of September 30, 2012
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$1,172	$1,172	$-	$-
Interest rate swap agreements(2)	(740)	-	(740)	-
Foreign currency forward contract(2)	(4,595)	-	(4,595)	-
Totals	$(4,163)	$1,172	$(5,335)	$-

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

     Our seniors housing triple-net properties include skilled nursing/post-acute facilities, assisted living facilities, independent living/continuing care retirement communities and combinations thereof. Under the seniors housing triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties.   Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our seniors housing operating properties include assisted living facilities and independent living/continuing care retirement communities that are owned and operated through RIDEA (see Note 3) partnership structures.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K filed on August 6, 2012.) The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments.  There are no intersegment sales or transfers.

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

     Summary information for the reportable segments for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2012:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$185,384	$-	$104,841	$-	$290,225
Resident fees and services	-	174,464	-	-	174,464
Interest income	6,116	-	1,995	-	8,111
Other income	662	-	400	277	1,339
Total revenues	192,162	174,464	107,236	277	474,139

Property operating expenses	-	(118,369)	(26,110)	-	(144,479)
Net operating income from continuing operations	192,162	56,095	81,126	277	329,660

Reconciling items:
Interest expense	(1,547)	(17,474)	(9,405)	(66,154)	(94,580)
(Loss) gain on derivatives, net	-	(409)	-	-	(409)
Depreciation and amortization	(54,189)	(39,591)	(38,370)	-	(132,150)
General and administrative	-	-	-	(23,679)	(23,679)
Transaction costs	(5,590)	(1,966)	(708)	-	(8,264)
(Loss) gain on extinguishment of debt, net	(126)	(89)	-	-	(215)
Provision for loan losses	(27,008)	-	-	-	(27,008)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$103,702	$(3,434)	$32,643	$(89,556)	$43,355

Total assets	$8,744,455	$3,705,861	$4,347,505	$1,484,454	$18,282,275

Three Months Ended September 30, 2011:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$158,356	$-	$77,582	$-	$235,938
Resident fees and services	-	125,125	-	-	125,125
Interest income	6,810	-	1,048	-	7,858
Other income	454	-	1,048	307	1,809
Total revenues	165,620	125,125	79,678	307	370,730

Property operating expenses	-	(86,218)	(16,909)	-	(103,127)
Net operating income from continuing operations	165,620	38,907	62,769	307	267,603

Reconciling items:
Interest expense	(1,690)	(13,945)	(7,394)	(61,400)	(84,429)
Depreciation and amortization	(45,726)	(39,019)	(26,837)	-	(111,582)
General and administrative	-	-	-	(19,735)	(19,735)
Transaction costs	(6,080)	305	(964)	-	(6,739)
Provision for loan losses	(90)	-	(42)	-	(132)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$112,034	$(13,752)	$27,532	$(80,828)	$44,986

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$529,553	$-	$297,074	$-	$826,627
Resident fees and services	-	498,295	-	-	498,295
Interest income	17,977	-	6,154	-	24,131
Other income	2,268	-	1,482	755	4,505
Total revenues	549,798	498,295	304,710	755	1,353,558

Property operating expenses	-	(336,952)	(72,654)	-	(409,606)
Net operating income from continuing operations	549,798	161,343	232,056	755	943,952

Reconciling items:
Interest expense	(4,587)	(49,537)	(27,188)	(198,746)	(280,058)
(Loss) gain on derivatives, net	(96)	1,808	-	-	1,712
Depreciation and amortization	(152,702)	(123,820)	(110,531)	-	(387,053)
General and administrative	-	-	-	(77,302)	(77,302)
Transaction costs	(30,796)	(6,365)	(5,374)	-	(42,535)
(Loss) gain on extinguishment of debt, net	(2,363)	1,089	483	-	(791)
Provision for loan losses	(27,008)	-	-	-	(27,008)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$332,246	$(15,482)	$89,446	$(275,293)	$130,917

Nine Months Ended September 30, 2011:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$404,097	$-	$211,122	$-	$615,219
Resident fees and services	-	319,559	-	-	319,559
Interest income	27,224	-	5,209	-	32,433
Other income	4,878	-	3,879	1,217	9,974
Total revenues	436,199	319,559	220,210	1,217	977,185

Property operating expenses	-	(219,824)	(46,257)	-	(266,081)
Net operating income from continuing operations	436,199	99,735	173,953	1,217	711,104

Reconciling items:
Interest expense	(1,531)	(33,446)	(20,215)	(165,335)	(220,527)
Depreciation and amortization	(116,227)	(97,326)	(73,070)	-	(286,623)
General and administrative	-	-	-	(57,009)	(57,009)
Transaction costs	(22,872)	(32,159)	(1,511)	-	(56,542)
Provision for loan losses	(90)	-	(457)	-	(547)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$295,479	$(63,196)	$78,700	$(221,127)	$89,856

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  For the three and nine months ended September 30, 2012, $7,091,000, or 1.5%, and $9,146,000, or 0.7%, respectively, of our revenues and $544,833,000, or 3.0% of our assets at September 30, 2012, were located outside the United States.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes and Distributions

     To qualify as a real estate investment trust for federal income tax purposes, at least 90% of taxable income (excluding 100% of net capital gains) must be distributed to stockholders. Real estate investment trusts that do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The main differences between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, basis differences in acquisitions, differing useful lives and depreciation and amortization methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes.  At September 30, 2012, we continued to qualify as a real estate investment trust, and no federal provision has been reflected due to distributions made to stockholders of at least 100% of taxable income for the nine months ended September 30, 2012.

     At September 30, 2012, we had $5,789,000 of U.S. federal and foreign tax losses from our taxable REIT subsidiaries (“TRS”), and no apportioned state tax losses available for carry-forward.  Income tax expense reflected in the financial statements primarily represents state and local income taxes as well as amounts related to uncertain tax positions as discussed below and non-U.S. income taxes on certain investments located in jurisdictions outside the U.S.

     As a result of certain acquisitions, we are subject to corporate level taxes for related asset dispositions for the period September 30, 2012 through June 30, 2021 (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to the lesser of (a) the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset, or (b) the actual amount of gain. Some but not all gains recognized during this period of time could be offset by available net operating losses and capital loss carry-forwards. We have not recorded a deferred tax liability as a result of the potential built-in gains tax based on our intentions with respect to such properties and available tax planning strategies.

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

     The balance of our unrecognized tax benefits as of September 30, 2012 was $6,468,000 (exclusive of accrued interest and penalties).   A significant portion of this balance of unrecognized tax benefits as of September 30, 2012, $6,141,000 (exclusive of accrued interest and penalties), relates to the April 1, 2011 Genesis transaction and is included in accrued expenses and other liabilities on the consolidated balance sheet.  As part of the Genesis acquisition, we received full indemnification from FC-GEN Operations Investment, LLC covering income taxes or other taxes as well as  interest and penalties relating to tax positions taken by FC-GEN Operations Investment, LLC prior to the acquisition.  As of September 30, 2012, we had $8,530,000 reserved for uncertain tax positions related to the Genesis transaction pursuant to ASC 740-10 inclusive of interest and penalties, and had recorded an offsetting indemnification asset for the same amount in receivables and other assets on the consolidated balance sheets.  Such indemnification asset is reviewed for collectability periodically.  We have estimated that an additional $8,952,000 could be subject to collection under the indemnification agreement provided an unfavorable assessment is made relating to income tax positions that we currently believe are more likely than not to be sustained.

     There was $206,000 of uncertain tax positions as of September 30, 2012 for which it is reasonably possible that the amount of unrecognized tax benefits would decrease during 2013.  Interest and penalties totaled $229,000 and $731,000 in expense for the three and nine months ended September 30, 2012, respectively, and were recorded as income tax expense in the consolidated statements of comprehensive income with an offsetting amount recorded in other income relating to the increase in the indemnification asset. As of September 30, 2012, $2,378,000 of interest and penalties were accrued related to income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K filed on August 6, 2012, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Summary

Company Overview

     Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of seniors housing and health care real estate since the company was founded in 1970.  We are an S&P 500 company headquartered in Toledo, Ohio and our portfolio spans the full spectrum of seniors housing and health care real estate, including seniors housing communities, skilled nursing/post-acute facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.  The following table summarizes our portfolio as of September 30, 2012:

	Investments	Percentage of	Number of	# Beds/Units		Investment per
Type of Property	(in thousands)	Investments	Properties	or Sq. Ft.		metric(1)

Seniors housing triple-net	$4,920,743	29.6%	321	29,858	units	$167,907	per unit

Skilled nursing/post-acute	3,511,126	21.2%	294	38,209	beds	92,752	per bed

Seniors housing operating(2)	3,657,103	22.0%	165	21,818	units	187,500	per unit

Hospitals	906,558	5.5%	36	2,137	beds	424,220	per bed

Medical office buildings(2)	3,268,519	19.7%	207	13,002,517	sq. ft.	263	per sq. ft.

Life science buildings(2)	333,212	2.0%	7			n/a

Totals	$16,597,261	100.0%	1,030

(1) Investment per metric was computed by using the total committed investment amount of $16,814,276,000, which includes net real estate investments, our share of investments in unconsolidated entities and unfunded construction commitments for which initial funding has commenced which amounted to $15,785,857,000, $811,404,000 and $217,015,000, respectively.

(2) Includes our share of investments in unconsolidated entities. Please see Note 7 to our unaudited financial statements for additional information.

Health Care Industry

     The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future. The Centers for Medicare and Medicaid Services (“CMS”) projects that national health expenditures will rise to $3.3 trillion in 2015 or 18.2% of gross domestic product (“GDP”). The average annual growth in national health expenditures for 2011 through 2021 is expected to be 5.9%.

     While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates. We believe the health care property market may be less susceptible to fluctuations and economic downturns relative to other property sectors. Investor interest in the market remains strong, especially in specific sectors such as private-pay senior living and medical office buildings. As a REIT, we believe we are situated to benefit from any turbulence in the capital markets due to our access to capital.

     The total U.S. population is projected to increase by 18.6% through 2030. The elderly population aged 65 and over is projected to increase by 78.3% through 2030. The elderly are an important component of health care utilization, especially independent living services, assisted living services, skilled nursing services, inpatient and outpatient hospital services and physician ambulatory care. Most health care services are provided within a health care facility such as a hospital, a physician’s office or a seniors housing community. Therefore, we believe there will be continued demand for companies, such as ours, with expertise in health care real

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

estate.

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

Health Reform Laws

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amends the PPACA (collectively, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or the operators and tenants of our properties. Some provisions of the Health Reform Laws may have a positive impact on our operators’ or tenants’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our operators or tenants by, for example, altering the market basket adjustments for certain types of health care facilities. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators and tenants provide to our respective employees.   We cannot predict whether the existing Health Reform Laws, or future health care reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well.  On June 28, 2012, The United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow States not to participate in the expansion – and to forego funding for the Medicaid expansion – without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear whether any state will pursue this option, although at least some appear to be considering this option at this time.  Despite the Supreme Court’s decision to uphold the Health Reform Laws, the House of Representatives voted to repeal the Health Reform Laws in full.  We cannot predict whether any of these or future attempts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators and tenants.  Future repeal efforts will likely be dependent on the outcome of the November elections.

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

The Middle Class Tax Relief and Job Creation Act of 2012 made a number of changes, including, effective on October 1, 2012,  applying the therapy caps to outpatient hospitals, creating two new threshold amounts of $3,700 (one for each therapy cap amount), and requiring a manual medical review process of claims over these new thresholds.  The Middle Class Tax Relief and Job Creation Act of 2012 also extended the waiver program related to therapy caps through the end of 2012.  These therapy caps may negatively impact payments to skilled nursing facilities.  However, members of MedPAC recently stated that they would prefer not to have hard caps, which indicates that the waiver program for therapy caps will likely continue.

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

The Health Reform Laws also create other mechanisms that could permit significant changes to payment. For example, the Health Reform Laws establish the Center for Medicare and Medicaid Innovation to test innovative payment and service delivery models to reduce program expenditures through the use of demonstration programs that can waive existing reimbursement methodologies. As another example, on November 2, 2011, CMS published the final rule implementing section 3022 of the Health Reform Laws, which contains provisions relating to Medicare payment to providers and suppliers participating in Accountable Care Organizations (“ACOs”) under the Medicare Shared Servings Program. Under the program, Medicare will share a percentage of savings with ACOs that meet certain quality and saving requirements, thereby allowing providers to receive incentive payments in addition to their traditional fee−for−service payments. Under the program, more experienced providers may assume the risk of losses in exchange for greater potential rewards: ACOs may share up to 50% of the savings under the one−sided model and up to 60% of the savings under the two−sided model, depending on their quality and performance. The amount of shared losses for which an ACO is liable in the two−sided model may not exceed the following percentages of its updated benchmark: 5% in the first performance year, 7.5% in the second year, and 10% in the third year. These shared losses could affect the ability of ACO operators or tenants to meet their financial obligations to us. The Health Reform Laws also provide additional Medicaid funding to allow states to carry out the expansion of Medicaid coverage to certain financially−eligible individuals beginning in 2014, and also permit states to expand their Medicaid coverage to these individuals as early as April 1, 2010, if certain conditions are met.   The Health Reform Laws also extend certain payment rules related to long−term acute care hospitals found in the Medicare, Medicaid, and SCHIP Extension Act of 2007 (“MMSEA”).

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

Further, CMS published final rulemaking to implement the enhanced provider and supplier screening provisions called for in the Health Reform Laws. Under the final rule, beginning March 25, 2011, all enrolling and participating providers and suppliers are assessed an annual administrative fee and are placed in one of three risk levels (limited, moderate, and high) based on an assessment of the individual’s or entity’s overall risk of fraud, waste and abuse. This rule also allows for the temporary suspension of Medicare payments to providers or suppliers in the event CMS receives credible information that an overpayment, fraud, or willful misrepresentation has occurred. The Health Reform Laws granted the Secretary of the Department of Health and Human Services significant discretionary authority to suspend, exclude, or impose fines on providers and suppliers based on the agency’s determination that such a provider or supplier is “high−risk,” and, as a result, this final rulemaking has the potential to materially adversely affect our operators and tenants who may be evaluated under the enhanced screening process.

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

Medicare Program Reimbursement Changes

CMS released a number of proposed and final rulemakings that may potentially increase or decrease government reimbursement to our operators and tenants. To the extent that any of these rulemakings decrease government reimbursement to our operators and tenants, our revenue and operations may be indirectly, adversely affected.

On August 1, 2011, CMS issued a final rule updating the long−term acute care hospital prospective payment system for fiscal year 2012. Among other things, the final rule increased payment rates for acute care hospitals by 1% and long−term care hospitals by 1.8%. In the rule, CMS included a negative 2%, rather than the proposed negative 3.15%, documentation and coding adjustment for long−term care hospitals. On August 8, 2011, CMS released a final rulemaking for the prospective payment system and consolidated billing for skilled nursing facilities for fiscal year 2012, which included the 11.1%, or $3.87 billion, decrease in RUG payments made to skilled nursing facilities previously discussed. CMS announced that the reasons for this rate reduction were to correct for the unintended spike in payment levels, particularly those associated with higher paying RUGs, and to align reimbursement with cost. As part of these changes, effective October 1, 2011, all rate categories were updated for the full market basket increase of 2.7%, less a 1% productivity adjustment required by Section 3401(b) of the Health Reform Laws.  On August 1, 2012, CMS published a final rule for the inpatient prospective payment system, which sets forth acute care and long-term care hospital payment rate changes for the 2013 fiscal year.  Specifically, CMS estimates that, for fiscal year 2013, the Medicare rates for inpatient stays at acute care hospitals will increase by 2.8% for those hospitals that successfully participate in the Hospital Inpatient Quality Reporting Program, while those that do not successfully participate in that program would receive a payment rate increase of 0.8%.  CMS also implemented a 3.75% one-time budget neutrality adjustment to the long-term care hospital rate that would be phased in over three years.   The first year phase in of that adjustment will be 1.3%, which would apply to payments or discharges on or after December 29, 2012.  CMS adopted a one-year extension of the existing moratorium on the 25% threshold policy, through fiscal year 2013, beginning on or after October 1, 2012 and before October 1, 2013.  CMS clarified its regulations to reflect an existing policy that the Inpatient Prospective Payment System comparable per diem amount is capped at an amount comparable to what would have been a full payment under the Inpatient Prospective Payment System and that cap applies to short stay cases in long-term care hospitals with discharges occurring on or after December 29, 2012.  The legislative moratorium on new long-term hospitals and satellite facilities is set to expire at the end of 2012. Additionally, on July 30, 2012, CMS released notices updating the payment rates for inpatient rehabilitation facilities (“IRFs”) and for skilled nursing facilities (“SNFs”).  For IRF discharges occurring on or after October 1, 2012 and on or before September 30, 2013, CMS is implementing a net 1.9% rate increase.   Effective October 1, 2012, CMS implemented a net 1.8% rate increase for SNFs.

CMS annually adjusts the Medicare Physician Fee Schedule payment rates based on an update formula that includes application of the Sustainable Growth Rate (“SGR”). On November 1, 2011, CMS published the calendar year 2012 Physician Fee Schedule final rule for a negative 27.4% update under the statutory SGR formula.  In February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which blocks the cut through the end of 2012. On November 1, 2012, CMS published the calendar year 2013 Physician Fee Schedule final rule with comment period.  The final rule calls for a negative 26.5% update under the statutory SGR formula.  Congress has overridden the required reduction every year from 2003 through the end of 2012.  The final rule continues implementation of quality and cost measures that will be used in establishing a new value−based modifier that would adjust physician payments based on whether they are providing higher quality and more efficient care. The Health Reform Laws require CMS to begin making payment adjustments to certain physicians and physician groups on January 1, 2015, and to apply the modifier to all physicians by January 1, 2017. Calendar year 2013 is the initial performance year for purposes of adjusting payments in calendar year 2015.

On November 1, 2011, CMS published a final rule with comment period for outpatient care hospitals and ambulatory surgical centers. CMS estimated that the rates and policies would increase 2012 calendar year payment rates by 1.9% for hospital outpatient departments and 1.6% for ambulatory surgery centers.  On November 1, 2012, CMS published the calendar year 2013 final rule with comment period for outpatient care hospitals and ambulatory surgery centers.  CMS estimates that the rates and policies in the final rule will increase payment rates for hospital outpatient departments by 1.8% and increase payment rates for ambulatory surgery centers by 0.6%.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Market Outlook

     The capital markets remain supportive of our investment strategy.  Year to date as of September 30, 2012 we have raised $4.8 billion in aggregate gross proceeds through issuance of common and preferred stock, unsecured debt and a Canadian denominated term loan.  The capital raised, in combination with cash on hand and borrowing capacity under our revolving credit facility, supported $2.9 billion in gross new investments year-to-date.  We expect attractive investment opportunities to remain available through the balance of 2012 as we continue to leverage the benefits of our relationship investment strategy.

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

     For the nine months ended September 30, 2012, rental income, resident fees and services and interest income represented 62%, 36% and 2%, respectively, of total gross revenues (including revenues from discontinued operations). Substantially all of our operating leases are designed with either fixed or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. We also anticipate the sale of real property and the repayment of loans receivable. It is possible that additional loan repayments or sales of real property may occur in the future. To the extent that loan repayments and real property sales exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any loan repayments and real property sales in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured line of credit arrangements. At

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2012, we had $1,382,252,000 of cash and cash equivalents, $140,404,000 of restricted cash and $2,005,000,000 of available borrowing capacity under our unsecured line of credit arrangements.

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

o    issued 11,500,000 shares of 6.5% Series J Cumulative Redeemable Preferred Stock, generating approximately $277,687,000 of proceeds in March;

o    redeemed $100,000,000 of 7.875% Series D and $175,000,000 of 7.625% Series F Cumulative Redeemable Preferred Stock in April;

o    issued $600,000,000 of 4.125% 7-year senior unsecured notes, generating approximately $593,319,000 of proceeds in April;

o    completed the redemption/conversion of $125,585,000 of 4.75% convertible senior unsecured notes due 2026 in April and May;

o    completed redemptions/conversions of $168,000,000 of 4.75% convertible senior unsecured notes due 2027 in August;

o    funded $250,000,000 Canadian denominated unsecured term loan (approximately $249,004,000 USD) in July;

o    issued 43,700,000 shares of common stock, generating approximately $2,385,151,000 of proceeds in August and September;

o    extinguished $237,259,000 of secured debt bearing a weighted-average interest rate of 4.87% through September;

•         we completed $2,888,403,000 of gross investments during the nine months ended September 30, 2012;

•         we received $302,377,000 in proceeds on property sales and loan payoffs, generating $46,046,000 in net gains during the nine months ended September 30, 2012;

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2011	2011	2011	2011	2012	2012	2012
Net income (loss) attributable
to common stockholders	$23,372	$69,847	$36,607	$27,282	$39,307	$54,735	$37,269
Funds from operations	71,053	149,553	150,376	154,398	163,857	157,931	170,725
Net operating income from continuing operations	175,834	267,667	267,603	282,630	299,779	314,513	329,660

Per share data (fully diluted):
Net income (loss) attributable
to common stockholders	$0.15	$0.39	$0.21	$0.15	$0.19	$0.25	$0.16
Funds from operations	0.46	0.84	0.85	0.83	0.81	0.73	0.75

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

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2011	2011	2011	2011	2012	2012	2012
Asset mix:
Real property	92%	94%	95%	95%	95%	93%	93%
Real estate loans receivable	4%	3%	2%	2%	2%	2%	2%
Investments in unconsolidated entities	4%	3%	3%	3%	3%	5%	5%

Investment mix:
Seniors housing triple-net	45%	56%	57%	53%	51%	49%	51%
Seniors housing operating	22%	17%	16%	20%	20%	22%	22%
Medical facilities	33%	27%	27%	27%	29%	29%	27%

Relationship mix:
Genesis HealthCare, LLC		19%	19%	17%	16%	16%	15%
Merrill Gardens, LLC	7%	6%	5%	8%	8%	7%	7%
Benchmark Senior Living	9%	7%	7%	6%	6%	5%	5%
Brandywine Senior Living, LLC	6%	5%	5%	5%	5%	5%	4%
Senior Living Communities, LLC	6%	5%	5%	4%	4%	4%	4%
Senior Star Living	5%
Remaining relationships	67%	58%	59%	60%	61%	63%	65%

Geographic mix:
New Jersey		8%	9%	10%	9%	9%	9%
Texas	8%	7%	7%	7%	9%	9%	9%
California	10%	8%	8%	10%	10%	9%	8%
Florida	9%	7%	8%	7%	7%	7%	8%
Massachusetts	10%	9%	9%	8%	8%	7%	7%
Washington	6%
Remaining states	57%	61%	59%	58%	57%	59%	59%

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2011	2011	2011	2011	2012	2012	2012

Debt to book capitalization ratio	48%	49%	50%	50%	45%	48%	41%
Debt to undepreciated book
capitalization ratio	45%	45%	47%	46%	41%	45%	38%
Debt to market capitalization ratio	37%	38%	42%	38%	34%	36%	31%

Interest coverage ratio	2.75x	3.34x	2.94x	2.86x	3.03x	3.21x	2.94x
Fixed charge coverage ratio	2.22x	2.60x	2.29x	2.23x	2.33x	2.52x	2.30x

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of September 30, 2012 (dollars in thousands):

	Expiration Year
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Thereafter

Seniors housing triple-net:
Properties	26	26	15	2	-	37	51	8	46	55	325
Base rent(1)	$19,992	53,643	25,879	2,061	-	17,137	37,194	9,463	41,366	60,927	517,259
% of base rent	2.5%	6.8%	3.3%	0.3%	0.0%	2.2%	4.7%	1.2%	5.3%	7.8%	65.9%

Hospitals:
Properties	-	-	-	-	-	3	-	-	5	-	23
Base rent(1)	$-	-	-	-	-	2,350	-	-	6,036	-	77,782
% of base rent	0.0%	0.0%	0.0%	0.0%	0.0%	2.7%	0.0%	0.0%	7.0%	0.0%	90.3%

Medical office buildings:
Square feet	196,776	591,144	620,196	670,892	752,237	993,802	569,113	598,831	581,540	750,879	4,824,324
Base rent(1)	$4,433	13,507	13,267	14,938	16,775	24,162	13,154	14,783	14,613	19,066	114,791
% of base rent	1.7%	5.1%	5.0%	5.7%	6.4%	9.2%	5.0%	5.6%	5.5%	7.2%	43.6%

(1) The most recent monthly base rent including straight line for leases with fixed escalators or annual cash rents for leases with contingent escalators.  Base rent does not include tenant recoveries or amortization of above and below market lease intangibles.

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K filed on August 6, 2012, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Portfolio Update

     Net operating income. The primary performance measure for our properties is net operating income from continuing operations (“NOI”) as discussed below in “Non-GAAP Financial Measures.” The following table summarizes our NOI for the periods indicated (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2011	2011	2011	2011	2012	2012	2012
Net operating income from continuing operations:
Seniors housing triple-net	$100,861	$169,718	$165,620	$174,436	$174,799	$182,837	$192,162
Seniors housing operating	22,014	38,814	38,907	42,350	50,933	54,315	56,095
Medical facilities	52,427	58,757	62,769	65,791	73,812	77,118	81,126
Non-segment/corporate	532	378	307	53	235	243	277
Total	$175,834	$267,667	$267,603	$282,630	$299,779	$314,513	$329,660

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

Twelve Months Ended
	June 30, 2010		June 30, 2011		June 30, 2012
	CBMF	CAMF	CBMF	CAMF	CBMF	CAMF
Seniors housing	1.47x	1.26x	1.43x	1.23x	1.33x	1.15x
Skilled nursing/post-acute	2.37x	1.75x	2.28x	1.73x	1.84x	1.40x
Hospitals	2.65x	2.32x	2.67x	2.31x	2.35x	2.01x
Weighted averages	2.05x	1.62x	1.96x	1.57x	1.69x	1.36x

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

     The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Nine Months Ended		Change
	September 30, 2012	September 30, 2011	$	%

Cash and cash equivalents at beginning of period	$163,482	$131,570	$31,912	24%
Cash provided from operating activities	563,470	417,633	145,837	35%
Cash used in investing activities	(2,097,614)	(3,672,635)	1,575,021	-43%
Cash provided from financing activities	2,752,914	3,260,108	(507,194)	-16%
Cash and cash equivalents at end of period	$1,382,252	$136,676	$1,245,576	911%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to an increase in NOI.  The following is a summary of our straight-line rent and above/below market lease amortization (dollars in thousands):

	Nine Months Ended		Change
	September 30, 2012	September 30, 2011	$	%

Gross straight-line rental income	$37,162	$27,909	$9,253	33%
Cash receipts due to real property sales	(1,318)	(815)	(503)	62%
Prepaid rent receipts	(3,775)	(7,498)	3,723	-50%
Amortization related to below (above) market leases, net	(767)	1,588	(2,355)	n/a
	$31,302	$21,184	$10,118	48%

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

Investing Activities.  The changes in net cash used in investing activities are primarily attributable to net changes in real property and real estate loans receivable.  The following is a summary of our investment and disposition activities (dollars in thousands):

	Nine Months Ended
	September 30, 2012		September 30, 2011
	Properties	Amount	Properties	Amount
Assets acquired:
Seniors housing triple-net	49	$1,014,051	179	$3,202,273
Seniors housing operating	14	538,768	46	1,155,223
Medical office buildings	24	639,426	23	312,685
Total assets acquired	87	2,192,245	248	4,670,181
Less: Assumed debt		(333,459)		(727,882)
Assumed other items, net		(45,631)		(181,484)
Cash disbursed for acquisitions		1,813,155		3,760,815
Construction in progress cash additions		214,361		216,739
Capital improvements to existing properties		92,280		52,890
Total cash invested in real property		2,119,796		4,030,444

Real property dispositions:
Seniors housing triple-net	18	149,984	37	129,725
Medical facilities	5	106,347	4	35,295
Total dispositions	23	256,331	41	165,020
Add: Gains (losses) on sales of real property, net		46,046		56,565
Proceeds from real property sales		302,377		221,585

Net cash investments in real property	64	$1,817,419	207	$3,808,859

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Seniors			Seniors
	Housing	Medical		Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances:
Investments in new loans	$1,154	$-	$1,154	$13,129	$-	$13,129
Draws on existing loans	33,710	1,030	34,740	15,308	8,067	23,375
Net cash advances on real estate loans	34,864	1,030	35,894	28,437	8,067	36,504
Receipts:
Loan payoffs	450	-	450	129,860	2,943	132,803
Principal payments on loans	14,204	1,923	16,127	11,618	4,598	16,216
Total receipts on real estate loans	14,654	1,923	16,577	141,478	7,541	149,019
Net advances (receipts) on real estate loans	$20,210	$(893)	$19,317	$(113,041)	$526	$(112,515)

     Capitalization rates for acquisitions represent annualized contractual income or projected income to be received in cash divided by investment amounts.  Capitalization rates for dispositions represent annualized contractual income that was being received in cash at date of disposition divided by cash proceeds.  For the three months ended September 30, 2012, weighted-average capitalization rates for acquisitions and dispositions were as follows:

	Acquisitions	Dispositions

Seniors housing triple-net	7.0%	11.8%
Seniors housing operating	7.2%	n/a
Medical facilities	7.0%	9.6%

     The contributions to unconsolidated entities for the nine months ended September 30, 2012 primarily represent cash invested by us in the joint venture with Chartwell Seniors Housing REIT.  The distributions by unconsolidated entities for the nine months ended September 30, 2012 primarily represent cash received for return of capital from the same joint venture.  Please see Note 7 to our consolidated financial statements for additional information.

     Restricted cash increased $69,809,000 during the nine months ended September 30, 2012 primarily due to disposition proceeds deposited into Internal Revenue Code Section 1031 exchange escrow accounts.  Restricted cash decreased $27,844,000 for the nine months ended September 30, 2011 due primarily to the funding of acquisitions from earnest money deposit accounts.

     Financing Activities. The changes in net cash provided from or used in financing activities are primarily attributable to changes related to our long-term debt arrangements, proceeds from the issuance of common and preferred stock and dividend payments.

     For the nine months ended September 30, 2012, we had a net decrease of $610,000,000 on our unsecured line of credit arrangement as compared to a net increase of $90,000,000 for the same period in 2011.

     For the nine months ended September 30, 2012 and 2011, we received proceeds from issuance of senior unsecured notes of $842,323,000 and $1,381,086,000, respectively.  For the nine months ended September 30, 2012, we made payments to extinguish senior unsecured notes of $370,524,000.  We did not extinguish any senior notes during the nine months ended September 30, 2011. See Note 10 for additional information.

     For the nine months ended September 30, 2012 and 2011, we received proceeds from the issuance of secured debt of $145,713,000 and $60,470,000, respectively, offset by payments on secured debt of $272,399,000 and $20,285,000, respectively.  See Note 10 for additional information.

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

      Net proceeds from the issuance of preferred stock during the nine months ended September 30, 2012 and 2011 were $277,687,000 and $696,437,000, respectively.  Net cash used to redeem preferred stock was $275,000,000 for the nine months ended September 30, 2012.  We did not redeem any preferred stock during the nine months ended September 30, 2011.  See Note 13 for additional information.

        The following is a summary of our common stock issuances for the nine months ended September 30, 2012 and  2011 (dollars in thousands, except average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

March 2011 public issuance	28,750,000	$49.25	$1,415,938	$1,358,543
2011 Equity shelf plan issuances	743,099	50.59	37,595	36,870
2011 Dividend reinvestment plan issuances	1,869,796	48.39	90,476	89,528
2011 Option exercises	151,927	37.78	5,740	5,740
2011 Totals	31,514,822		$1,549,749	$1,490,681

February 2012 public issuance	20,700,000	$53.50	$1,107,450	$1,062,256
August 2012 public issuance	13,800,000	58.75	810,750	778,011
September 2012 public issuance	29,900,000	56.00	1,674,400	1,607,140
2012 Dividend reinvestment plan issuances	1,485,598	55.65	82,678	82,678
2012 Option exercises	155,195	39.61	6,147	6,147
2012 Senior note conversions	1,039,721		-	-
2012 Totals	67,080,514		$3,681,425	$3,536,232

     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (including 100% of capital gains) to our stockholders. The increase in dividends is primarily attributable to an increase in our common shares outstanding. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2012		September 30, 2011
	Per Share	Amount	Per Share	Amount

Common Stock	$2.2200	$460,936	$2.1200	$355,651
Series D Preferred Stock	0.5030	2,012	1.4766	5,906
Series F Preferred Stock	0.4872	3,410	1.4297	10,008
Series H Preferred Stock	2.1438	750	2.1438	750
Series I Preferred Stock	2.4375	35,039	1.8507	26,604
Series J Preferred Stock	0.9841	11,316	-	-
Totals		$513,463		$398,919

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

     During the year ended December 31, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). We acquired a 49% interest in a seven-building life science campus located at University Park in Cambridge, Massachusetts, which is immediately adjacent to the campus of the Massachusetts Institute of Technology.  At September 30, 2012, our investment of $176,579,000 is recorded as an investment in unconsolidated entities on the balance sheet.  During the quarter ended June 30, 2012, we entered into a joint venture with Chartwell Seniors Housing REIT (TSX:CSH.UN).  We acquired a 50% interest in 39 seniors housing properties.  In connection with this transaction, we invested $223,134,000 of cash which was recorded as an investment in unconsolidated entities on the balance sheet.  In addition, at September 30, 2012, we had other investments in unconsolidated entities with our ownership ranging from 10% to 50%.  Finally, upon completion of the Sunrise Merger and Management Business Sale, we expect to own interests in certain unconsolidated entities, including property-owning joint ventures and the Management Business Buyer.  Please see Notes 7 and 12 to our unaudited consolidated financial statements for additional information.

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

     At September 30, 2012, we had nine outstanding letter of credit obligations totaling $7,172,000 and expiring between 2013 and 2014. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of September 30, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter

Unsecured line of credit arrangements	$-	$-	$-	$-	$-
Senior unsecured notes(1)	4,948,546	-	300,000	1,204,143	3,444,403
Secured debt(1)	2,712,699	51,303	575,233	669,979	1,416,184
Contractual interest obligations	3,001,553	95,851	708,985	587,320	1,609,397
Capital lease obligations	88,143	2,258	75,095	9,567	1,223
Operating lease obligations	528,685	2,055	16,790	11,230	498,610
Purchase obligations	1,690,574	42,569	1,613,645	34,360	-
Other long-term liabilities	5,935	-	475	1,900	3,560
Total contractual obligations	$12,976,135	$194,036	$3,290,223	$2,518,499	$6,973,377

(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

     At September 30, 2012, we had an unsecured line of credit arrangement with a consortium of 31 banks in the amount of $2.0 billion, which is scheduled to expire on July 27, 2015. Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.57% at September 30, 2012). The applicable margin is based on certain of our debt ratings and was 1.35% at September 30, 2012. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.25% at September 30, 2012. Principal is due upon expiration of the agreement.

     We have $4,694,403,000 of senior unsecured notes principal outstanding with annual fixed interest rates ranging from 3.0% to 6.5%, payable semi-annually. A total of $494,403,000 of our senior unsecured notes are convertible notes that also contain put features.  In addition, we have a $250,000,000 Canadian denominated unsecured term loan (approximately $254,143,000 USD at exchange rates on September 30, 2012.)  The loan is coterminous with the unsecured revolving credit facility and matures July 27, 2015 with an option to extend for an additional year at our discretion. Total contractual interest obligations on senior unsecured notes and the Canadian term loan totaled $2,204,370,000 at September 30, 2012.

     We have consolidated secured debt with total outstanding principal of $2,300,521,000, collateralized by owned properties, with fixed annual interest rates ranging from 1.2% to 8.0%, payable monthly. The carrying values of the properties securing the debt totaled $5,083,684,000 at September 30, 2012. Total contractual interest obligations on consolidated secured debt totaled $736,398,000 at

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2012.  Additionally, our share of non-recourse debt associated with unconsolidated joint ventures (as reflected in the contractual obligations table above) is $412,178,000 at September 30, 2012.  Our share of contractual interest obligations on our unconsolidated joint venture (as reflected in the contractual obligations table above) secured debt is $60,785,000 at September 30, 2012.

     At September 30, 2012, we had operating lease obligations of $528,685,000 relating primarily to ground leases at certain of our properties and office space leases and capital lease obligations of $88,143,000 relating to certain leased investment properties that contain bargain purchase options.

    Purchase obligations include $1,396,626,000 representing the anticipated cash portion of the Sunrise Merger and Management Business Sale commitments as discussed in Note 12 to our unaudited consolidated financial statements.  Purchase obligations also include unfunded construction commitments and contingent purchase obligations. At September 30, 2012, we had outstanding construction financings of $219,705,000 for leased properties and were committed to providing additional financing of approximately $217,015,000 to complete construction. At September 30, 2012, we had contingent purchase obligations totaling $76,933,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Upon funding, rents due from the tenant are increased to reflect the additional investment in the property.

     Other long-term liabilities relate to our Supplemental Executive Retirement Plan (“SERP”). We have a SERP, a non-qualified defined benefit pension plan, which provides certain executive officers with supplemental deferred retirement benefits. The SERP provides an opportunity for participants to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. Benefit payments are expected to total $2,375,000 during the next five fiscal years and $3,560,000 thereafter. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $6,235,000 and $5,623,000 at September 30, 2012 and December 31, 2011, respectively.

Capital Structure

     As of September 30, 2012, we had total equity of $10,522,405,000 and a total debt balance of $7,236,429,000, which represents a debt to total book capitalization ratio of 41%. Our ratio of debt to market capitalization was 31% at September 30, 2012. For the three months ended September 30, 2012, our interest coverage ratio was 2.94x and our fixed charge coverage ratio was 2.30x. Also, at September 30, 2012, we had $1,382,252,000 of cash and cash equivalents, $140,404,000 of restricted cash and $2,005,000,000 of available borrowing capacity under our unsecured lines of credit arrangements.

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2012, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged.

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

     On May 4, 2012, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of October 31, 2012, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of October 31, 2012, 4,391,934 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of October 31, 2012, we had $457,112,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured lines of credit arrangements.

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

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2012	2011	Amount	%	2012	2011	Amount	%

Net income (loss) attributable to common stockholders	$37,269	$36,607	$662	2%	$131,308	$129,826	$1,482	1%
Funds from operations	170,725	150,376	20,349	14%	492,511	370,982	121,529	33%
EBITDA	283,443	256,027	27,416	11%	871,560	704,311	167,249	24%

Net operating income from continuing operations	329,660	267,603	62,057	23%	943,952	711,104	232,848	33%
Same store cash NOI	158,802	154,987	3,816	2%	471,160	458,067	13,092	3%

Per share data (fully diluted):

Net income (loss) attributable to common stockholders	$0.16	$0.21	$(0.05)	-24%	$0.61	$0.76	$(0.15)	-20%
Funds from operations	0.75	0.85	(0.10)	-12%	2.30	2.18	0.12	6%

Interest coverage ratio	2.94x	2.94x	0.00x	0%	3.06x	3.04x	0.02x	1%
Fixed charge coverage ratio	2.30x	2.29x	0.01x	0%	2.38x	2.39x	-0.01x	0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We evaluate our business and make resource allocations on our three business segments: seniors housing triple-net, seniors housing operating and medical facilities. Please see Note 17 to our unaudited consolidated financial statements for additional information.

     Seniors Housing Triple-net

     The following is a summary of our results of operations for the seniors housing triple-net segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2012	2011	$	%	2012	2011	$	%
Revenues:
Rental income	$185,384	$158,356	$27,028	17%	$529,553	$404,097	$125,456	31%
Interest income	6,116	6,810	(694)	-10%	17,977	27,224	(9,247)	-34%
Other income	662	454	208	46%	2,268	4,878	(2,610)	-54%
Net operating income from continuing operations	192,162	165,620	26,542	16%	549,798	436,199	113,599	26%

Other expenses:
Interest expense	1,547	1,690	(143)	-8%	4,587	1,531	3,056	200%
Loss (gain) on derivatives, net	-	-	-	n/a	96	-	96	n/a
Depreciation and amortization	54,189	45,726	8,463	19%	152,702	116,227	36,475	31%
Transaction costs	5,590	6,080	(490)	-8%	30,796	22,872	7,924	35%
Loss (gain) on extinguishment of debt, net	126	-	126	n/a	2,363	-	2,363	n/a
Provision for loan losses	27,008	90	26,918	29909%	27,008	90	26,918	29909%
	88,460	53,586	34,874	65%	217,552	140,720	76,832	55%

Income from continuing operations before income taxes and income (loss) from unconsolidated entities	103,702	112,034	(8,332)	-7%	332,246	295,479	36,767	12%
Income tax expense	(735)	-	(735)	n/a	(1,505)	-	(1,505)	n/a

Income (loss) from unconsolidated entities	28	(24)	52	n/a	26	(9)	35	n/a

Income from continuing operations	102,995	112,010	(9,015)	-8%	330,767	295,470	35,297	12%
Discontinued operations:

Gain (loss) on sales of properties, net	25,348	172	25,176	14637%	57,710	54,514	3,196	6%
Impairment of assets	(6,952)	-	(6,952)	n/a	(6,952)	(202)	(6,750)	3342%
Income from
discontinued operations, net	5,587	5,928	(341)	-6%	18,647	21,417	(2,770)	-13%
Discontinued operations, net	23,983	6,100	17,883	293%	69,405	75,729	(6,324)	-8%
Net income	126,978	118,110	8,868	8%	400,172	371,199	28,973	8%

Less: Net income attributable to noncontrolling interests	(101)	(99)	(2)	2%	(108)	(214)	106	-50%

Net income attributable to common stockholders	$126,877	$118,011	$8,866	8%	$400,064	$370,985	$29,079	8%

The increase in rental income is primarily attributable to acquisitions and the conversion of newly constructed seniors housing triple-net properties subsequent to September 30, 2011 from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended September 30, 2012, we had no lease renewals but we had 13 leases with rental rate increasers ranging from 0.13% to 0.43% in our seniors housing triple-net portfolio. Interest income declined primarily due to non-recurring income earned in connection with loan payoffs in the prior year.

Interest expense for the nine months ended September 30, 2012 and 2011 represents secured debt interest expense offset by interest allocated to discontinued operations.  The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our seniors housing triple-net property secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$201,901	5.278%	$261,199	5.109%	$259,000	5.105%	$172,862	5.265%
Debt assumed	26,665	6.064%	-	0.000%	83,002	5.304%	90,120	4.819%
Debt extinguished	(8,052)	6.055%	-	0.000%	(119,647)	4.889%	-	0.000%
Principal payments	(887)	5.422%	(1,198)	5.571%	(2,728)	5.573%	(2,981)	5.568%
Ending balance	$219,627	5.344%	$260,001	5.107%	$219,627	5.344%	$260,001	5.107%

Monthly averages	$202,097	5.281%	$260,619	5.108%	$215,500	5.217%	$212,561	5.007%

In connection with the secured debt extinguishments, we recognized losses of $126,000 for the three months ended September 30, 2012 and losses of $2,363,000 for the nine months ended September 30, 2012. In addition, we recognized a $96,000 loss on derivatives due to certain interest rate swap agreements during the nine months ended September 30, 2012, with $0 being related to the three months ended September 30, 2012.

We recorded $27,008,000 of provision for loan losses during the three and nine months ended September 30, 2012.  Depreciation and amortization increased as a result of acquisitions and the conversion of newly constructed investment properties subsequent to September 30, 2011. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

Transaction costs were incurred in connection with acquisitions that occurred during the relevant periods.  Transaction costs generally include due diligence costs and fees for legal and valuation services.

During the nine months ended September 30, 2012, we sold 29 seniors housing triple-net properties and recognized net gains of $57,710,000.  Also, at September 30, 2012, we had 31 seniors housing triple-net properties that satisfied the requirements for held for sale treatment.  During the three and nine months ended September 30, 2012 we recorded an impairment of $6,952,000 related to properties that are considered held for sale.  The following illustrates the reclassification impact as a result of classifying the properties sold subsequent to January 1, 2011 or held for sale at September 30, 2012 as discontinued operations for the periods presented.  Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Rental income	$7,027	$11,312	$28,064	$40,553
Expenses:
Interest expense	1,173	2,420	5,058	8,274
Provision for depreciation	267	2,964	4,359	10,862
Income from discontinued operations, net	$5,587	$5,928	$18,647	$21,417

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating

As discussed in Note 3 to our unaudited consolidated financial statements, we completed additional acquisitions within our seniors housing operating partnerships during the nine months ended September 30, 2012. The results of operations for these partnerships have been included in our consolidated results of operations from the dates of acquisition. The seniors housing operating partnerships were formed using the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”).  When considering new partnerships utilizing the RIDEA structure, we look for opportunities with best-in-class operators with a strong seasoned leadership team, high-quality real estate in attractive markets, growth potential above the rent escalators in our triple-net lease seniors housing portfolio, and alignment of economic interests with our operating partner.  Our seniors housing operating partnerships offer us the opportunity for external growth because we have the right to fund future seniors housing investment opportunities sourced by our operating partners.  The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2012	2011	$	%	2012	2011	$	%
Resident fees and services	$174,464	$125,125	$49,339	39%	$498,295	$319,559	$178,736	56%
Property operating expenses	118,369	86,218	32,151	37%	336,952	219,824	117,128	53%
Net operating income from continuing operations	56,095	38,907	17,188	44%	161,343	99,735	61,608	62%
Other expenses:
Interest expense	17,474	13,945	3,529	25%	49,537	33,446	16,091	48%
Loss (gain) on derivatives, net	409	-	409	n/a	(1,808)	-	(1,808)	n/a
Depreciation and amortization	39,591	39,019	572	1%	123,820	97,326	26,494	27%
Transaction costs	1,966	(305)	2,271	n/a	6,365	32,159	(25,794)	-80%
Loss (gain) on extinguishment of debt, net	89	-	89	n/a	(1,089)	-	(1,089)	n/a
	59,529	52,659	6,870	13%	176,825	162,931	13,894	9%

Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	(3,434)	(13,752)	10,318	-75%	(15,482)	(63,196)	47,714	-76%
Income tax expense	265	-	265	n/a	(486)	-	(486)	n/a

Income (loss) from unconsolidated entities	(3,162)	155	(3,317)	n/a	(4,090)	1,305	(5,395)	n/a
Net income (loss)	(6,331)	(13,597)	7,266	-53%	(20,058)	(61,891)	41,833	-68%

Less: Net income (loss) attributable to noncontrolling interests	(478)	(1,451)	973	-67%	(2,489)	(4,136)	1,647	-40%

Net income (loss) attributable to common stockholders	$(5,853)	$(12,146)	$6,293	-52%	$(17,569)	$(57,755)	$40,186	-70%

Fluctuations in revenues and property operating expenses are primarily a result of acquisitions subsequent to September 30, 2011. The fluctuations in depreciation and amortization are due to acquisitions offset by variations in amortization of short-lived intangible assets.  To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.  Loss from unconsolidated entities is primarily attributable to depreciation and amortization of short-lived intangible assets related to our joint venture with Chartwell.

Interest expense represents secured debt interest expense. The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,377,933	5.203%	$1,099,119	5.394%	$1,318,647	5.125%	$487,705	5.323%
Debt issued	6,318	2.506%	-	0.000%	145,713	4.131%	58,470	5.780%
Debt assumed	-	0.000%	-	0.000%	8,316	5.624%	557,217	5.420%
Debt extinguished	-	0.000%	-	0.000%	(79,990)	2.644%	-	0.000%
Foreign currency	288	5.624%	-	0.000%	288	5.624%	-	0.000%
Principal payments	(5,445)	4.667%	(2,985)	4.980%	(13,880)	4.701%	(7,258)	5.540%
Ending balance	$1,379,094	4.832%	$1,096,134	5.384%	$1,379,094	4.832%	$1,096,134	5.384%

Monthly averages	$1,378,980	4.835%	$1,096,836	5.382%	$1,394,989	4.760%	$1,078,482	5.382%

On July 30, 2012, we completed funding on a $250,000,000 Canadian denominated unsecured term loan (approximately $254,143,000 USD at exchange rates on September 30, 2012.)  The loan is coterminous with the unsecured revolving credit facility and matures July 27, 2015 with an option to extend for an additional year at our discretion.

In connection with secured debt extinguishments, we recognized gains of $1,089,000 during the nine months ended September 30, 2012.

During the three months ended September 30, 2012, we recognized $409,000 of unrealized loss associated with forward contracts in connection with the anticipated Sunrise merger discussed in Note 12 to our unaudited consolidated financial statements. The forward contracts were used to limit exposure to fluctuations in foreign currency rates. In addition, during the nine months ended September 30, 2012 we recognized a gain of $2,217,000 associated with our Chartwell transaction discussed in Note 7 to our unaudited consolidated financial statements.

Transaction costs were incurred in connection with acquisitions that occurred during the relevant periods. Transaction costs generally include due diligence costs and fees for legal and valuation services, charges associated with the termination of pre-existing relationships computed based on the fair value of the assets acquired and lease termination fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Medical Facilities

The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2012	2011	$	%	2012	2011	$	%

Revenues:
Rental income	$104,841	$77,582	$27,259	35%	$297,074	$211,122	$85,952	41%
Interest income	1,995	1,048	947	90%	6,154	5,209	945	18%
Other income	400	1,048	(648)	-62%	1,482	3,879	(2,397)	-62%
	107,236	79,678	27,558	35%	304,710	220,210	84,500	38%
Property operating expenses	26,110	16,909	9,201	54%	72,654	46,257	26,397	57%
Net operating income from continuing operations	81,126	62,769	18,357	29%	232,056	173,953	58,103	33%
Other expenses:
Interest expense	9,405	7,394	2,011	27%	27,188	20,215	6,973	34%
Depreciation and amortization	38,370	26,837	11,533	43%	110,531	73,070	37,461	51%
Transaction costs	708	964	(256)	-27%	5,374	1,511	3,863	256%
Provision for loan losses	-	42	(42)	-100%	-	457	(457)	-100%
Loss (gain) on extinguishment of debt, net	-	-	-	n/a	(483)	-	(483)	n/a
	48,483	35,237	13,246	38%	142,610	95,253	47,357	50%

Income from continuing operations before income taxes and income from unconsolidated entities	32,643	27,532	5,111	19%	89,446	78,700	10,746	14%
Income tax expense	(143)	(110)	(33)	30%	(316)	(262)	(54)	21%

Income from unconsolidated entities	2,395	1,511	884	59%	6,314	2,860	3,454	121%
Income from continuing operations	34,895	28,933	5,962	21%	95,444	81,298	14,146	17%
Discontinued operations:
Gain (loss) on sales of properties, net	(12,521)	13	(12,534)	n/a	(11,664)	2,051	(13,715)	n/a
Income (loss) from
discontinued operations, net	264	(165)	429	n/a	682	(856)	1,538	n/a
Discontinued operations, net	(12,257)	(152)	(12,105)	7964%	(10,982)	1,195	(12,177)	n/a
Net income (loss)	22,638	28,781	(6,143)	-21%	84,462	82,493	1,969	2%

Less: Net income (loss) attributable to noncontrolling interests	12	(136)	148	n/a	140	1,201	(1,061)	-88%

Net income (loss) attributable to common stockholders	$22,626	$28,917	$(6,291)	-22%	$84,322	$81,292	$3,030	4%

     The increases in rental income, property operating expenses and depreciation and amortization are primarily attributable to the acquisitions and construction conversions of medical facilities subsequent to September 30, 2011 from which we receive rent.

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

     For the three months ended September 30, 2012, our consolidated medical office building portfolio signed 67,397 square feet of new leases and 145,199 square feet of renewals.  The weighted average term of these leases was seven years, with a rate of $20.99 per square foot and tenant improvement and lease commission costs of $11.75 per square foot.  Substantially all of these leases contain an

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

annual fixed rent escalation structure ranging from 1.5% to 3.0%.  For the three months ended September 30, 2012, we had no lease renewals and two leases with rent increases ranging from 1.6% to 2.3% in our hospital portfolio.

     Other income is attributable to third party management fee income and the decrease from the three and nine months ended September 30, 2011 is primarily attributable to cash received associated with the settlement of certain third party property management contracts in the prior year.

Interest expense for the three and nine months ended September 30, 2012 and 2011 represents secured debt interest expense offset by interest allocated to discontinued operations.  The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our medical facilities secured debt principal  activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$695,454	5.947%	$499,640	6.008%	$520,026	5.981%	$463,477	6.005%
Debt assumed	-	0.000%	3,909	7.000%	220,335	5.861%	46,460	6.236%
Debt extinguished	-	0.000%	-	0.000%	(37,622)	5.858%	-	0.000%
Principal payments	(3,513)	6.021%	(3,031)	6.036%	(10,798)	6.130%	(9,419)	6.160%
Ending balance	$691,941	5.947%	$500,518	6.015%	$691,941	5.947%	$500,518	6.015%

Monthly averages	$693,684	5.947%	$499,093	6.014%	$661,406	5.953%	$482,020	6.014%

In connection with secured debt extinguishments, we recognized gains of $483,000 during the nine months ended September 30, 2012.  Transaction costs generally include due diligence costs and fees for legal and valuation services.  Income from unconsolidated entities represents our share of net income related to our joint venture investments with Forest City Enterprises (effective February 2010) and a strategic medical office partnership (effective January 2011).

During the nine months ended September 30, 2012, we sold thirteen medical facilities for net losses of $11,664,000. During the three months ended September 30, 2012, we changed our intent regarding the hold period for eight operating medical facilities and agreed to sell the properties resulting in a loss on sale during that period.  The following illustrates the reclassification impact as a result of classifying the properties sold subsequent to January 1, 2011 as discontinued operations for the periods presented.  Please refer to Note 5 to our unaudited consolidated financial statements for further discussion.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Rental income	$1,414	$2,835	$5,223	$10,564
Expenses:
Interest expense	490	962	1,611	3,113
Property operating expenses	219	944	1,099	4,331
Provision for depreciation	441	1,094	1,831	3,976
Income (loss) from discontinued operations, net	$264	$(165)	$682	$(856)

     Net income attributable to noncontrolling interests primarily relates to certain properties that are consolidated in our operating results but where we have less than a 100% ownership interest. The decrease in net income attributable to noncontrolling interests for the nine months ended September 30, 2012 is primarily due to the buyout of a joint venture partnership during the three months ended March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

		Three Months Ended		Change		Nine Months Ended		Change
		September 30,	September 30,			September 30,	September 30,
		2012	2011	$	%	2012	2011	$	%
Revenues:
	Other income	$277	$307	$(30)	-10%	$755	$1,217	$(462)	-38%
Expenses:
	Interest expense	66,154	61,400	4,754	8%	198,746	165,335	33,411	20%
	General and administrative	23,679	19,735	3,944	20%	77,302	57,009	20,293	36%
		89,833	81,135	8,698	11%	276,048	222,344	53,704	24%

Loss from continuing operations before income taxes		(89,556)	(80,828)	(8,728)	11%	(275,293)	(221,127)	(54,166)	24%
Income tax expense		(223)	(113)	(110)	97%	(1,447)	(301)	(1,146)	381%

Income from continuing operations		(89,779)	(80,941)	(8,838)	11%	(276,740)	(221,428)	(55,312)	25%

Net loss		(89,779)	(80,941)	(8,838)	11%	(276,740)	(221,428)	(55,312)	25%
Less:	Preferred stock dividends	16,602	17,234	(632)	-4%	52,527	43,268	9,259	21%
Less:	Preferred stock redemption charge	-	-	-	n/a	6,242	-	6,242	n/a

Net loss attributable to common stockholders		$(106,381)	$(98,175)	$(8,206)	8%	$(335,509)	$(264,696)	$(70,813)	27%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2012	2011	$	%	2012	2011	$	%

Senior unsecured notes	$62,172	$59,340	$2,832	5%	$186,277	$163,241	$23,036	14%
Secured debt	138	155	(17)	-11%	402	431	(29)	-7%
Unsecured lines of credit	3,078	1,906	1,172	62%	9,717	3,867	5,850	151%
Capitalized interest	(2,555)	(3,111)	556	-18%	(7,113)	(10,090)	2,977	-30%
SWAP savings	(12)	(41)	29	-70%	(92)	(121)	29	-24%
Loan expense	3,333	3,151	182	6%	9,555	8,007	1,548	19%

Totals	$66,154	$61,400	$4,754	8%	$198,746	$165,335	$33,411	20%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is a summary of our senior unsecured note principal activity, excluding the $250,000,000 Canadian denominated unsecured loan which is discussed in the results of operations for the senior housing operating segment (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$4,939,342	5.133%	$4,464,930	5.133%	$4,464,927	5.133%	$3,064,930	5.129%
Debt issued	-	0.000%	-	0.000%	600,000	4.125%	1,400,000	5.143%
Debt extinguished	(76,853)	8.000%	-	0.000%	(76,853)	8.000%	-	0.000%
Debt redeemed	(168,086)	4.750%	-	0.000%	(293,671)	4.750%	-	0.000%
Ending balance	$4,694,403	5.030%	$4,464,930	5.133%	$4,694,403	5.030%	$4,464,930	5.133%

Monthly averages	$4,855,159	5.025%	$4,464,930	5.133%	$4,968,436	5.017%	$3,864,930	5.133%

The change in interest expense on the unsecured line of credit arrangements is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  The following is a summary of our unsecured line of credit arrangements (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance outstanding at quarter end	$-	$390,000	$-	$390,000
Maximum amount outstanding at any month end	$145,000	$390,000	$897,000	$495,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$165,000	$140,978	$255,639	$152,832
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	2.30%	1.61%	1.79%	1.12%

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

     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three months ended September 30, 2012 and 2011 were 4.99% and 5.13%, respectively.  The change from prior year is primarily related to the increasing revenue base as a result of our seniors housing operating partnerships.

     The following is a summary of our preferred stock activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	26,224,854	6.493%	25,724,854	7.013%	25,724,854	7.013%	11,349,854	7.663%
Shares issued	-	0.000%	-	0.000%	11,500,000	6.500%	14,375,000	6.500%
Shares redeemed	-	0.000%	-	0.000%	(11,000,000)	7.716%	-	0.000%
Ending balance	26,224,854	6.493%	25,724,854	7.013%	26,224,854	6.493%	25,724,854	7.013%

Monthly averages	26,224,854	6.493%	25,724,854	7.013%	27,174,854	6.829%	19,564,140	7.175%

In connection with the preferred stock redemptions, we recognized charges of $6,242,000 for the nine months ended September 30, 2012.

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

     Net operating income from continuing operations (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses represent costs unrelated to property operations or transaction costs.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets.  Same store cash NOI (“SSCNOI”) is used to evaluate the cash-based operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is defined as those revenue-generating properties in the portfolio for the reporting period January 1, 2011 to September 30, 2012.  Properties acquired, developed or classified in discontinued operations during that period are excluded from the same store amounts.  We believe NOI and SSCNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSCNOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

     A covenant in our primary unsecured line of credit arrangement and Canadian denominated term loan contains a financial ratio based on a definition of EBITDA that is specific to that agreement. Failure to satisfy these covenants could result in an event of default that could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Due to the materiality of these debt agreements and the financial covenants, we have disclosed Adjusted EBITDA, which represents EBITDA as defined above and adjusted for stock-based compensation expense, provision for loan losses and gain/loss on extinguishment of debt. We use Adjusted EBITDA to measure our adjusted fixed charge coverage ratio, which represents Adjusted EBITDA divided by fixed charges on a trailing twelve months basis. Fixed charges include total interest (excluding capitalized interest and non-cash interest expenses), secured debt principal amortization and preferred dividends. Effective July 27, 2011, our covenant requires an adjusted fixed charge ratio of at least 1.50 times.

     Other than Adjusted EBITDA, our supplemental reporting measures and similarly entitled financial measures are widely used by investors, equity and debt analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. Management uses these financial measures to facilitate internal and external comparisons to our historical operating results and in making operating decisions. Additionally, these measures are utilized by the Board of Directors to evaluate management. Adjusted EBITDA is used solely to determine our compliance with a financial covenant in our primary line of credit arrangement and Canadian denominated term loan and is not being presented for use by investors for any other purpose. None of our supplemental measures represent net income or cash flow provided from operating activities as determined in accordance with U.S. GAAP and should not be considered as alternative measures of profitability or liquidity. Finally, the supplemental measures, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts or other companies.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
FFO Reconciliation:	2011	2011	2011	2011	2012	2012	2012
Net income (loss) attributable to
common stockholders	$23,372	$69,847	$36,607	$27,282	$39,307	$54,735	$37,269
Depreciation and amortization	74,768	111,053	115,640	122,144	127,422	132,963	132,858
Impairment of assets	202	-	-	11,992	-	-	6,952
Loss (gain) on sales of properties, net	(26,156)	(30,224)	(185)	(4,594)	(769)	(32,450)	(12,827)
Noncontrolling interests	(4,160)	(4,487)	(4,706)	(5,318)	(4,990)	(5,190)	(5,440)
Unconsolidated entities	3,027	3,364	3,020	2,892	2,887	7,873	11,913
Funds from operations	$71,053	$149,553	$150,376	$154,398	$163,857	$157,931	$170,725

Average common shares outstanding:
Basic	154,945	176,445	177,272	185,913	199,661	213,498	224,391
Diluted	155,485	177,487	177,849	186,529	201,658	215,138	226,258

Per share data:
Net income attributable to
common stockholders
Basic	$0.15	$0.40	$0.21	$0.15	$0.20	$0.26	$0.17
Diluted	0.15	0.39	0.21	0.15	0.19	0.25	0.16

Funds from operations
Basic	$0.46	$0.85	$0.85	$0.83	$0.82	$0.74	$0.76
Diluted	0.46	0.84	0.85	0.83	0.81	0.73	0.75

	Nine Months Ended
	September 30,	September 30,
FFO Reconciliation:	2011	2012
Net income attributable to
common stockholders	$129,826	$131,308
Depreciation and amortization	301,461	393,243
Impairment of assets	202	6,952
Loss (gain) on sales of properties, net	(56,565)	(46,046)
Noncontrolling interests	(13,353)	(15,619)
Unconsolidated entities	9,411	22,673
Funds from operations	$370,982	$492,511

Average common shares outstanding:
Basic	169,636	212,592
Diluted	170,301	214,075

Per share data:
Net income attributable to
common stockholders
Basic	$0.77	$0.62
Diluted	0.76	0.61

Funds from operations
Basic	$2.19	$2.32
Diluted	2.18	2.30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
EBITDA Reconciliation:	2011	2011	2011	2011	2012	2012	2012
Net income	$31,810	$86,208	$52,353	$42,343	$57,458	$76,875	$53,506
Interest expense	59,330	84,773	87,811	90,084	93,722	96,762	96,243
Income tax expense	129	211	223	825	1,470	1,447	836
Depreciation and amortization	74,768	111,053	115,640	122,144	127,422	132,963	132,858
EBITDA	$166,037	$282,245	$256,027	$255,396	$280,072	$308,047	$283,443

Interest Coverage Ratio:
Interest expense	$59,330	$84,773	$87,811	$90,084	$93,722	$96,762	$96,243
Non-cash interest expense	(3,716)	(2,698)	(3,714)	(3,777)	(3,693)	(2,849)	(2,241)
Capitalized interest	4,665	2,313	3,111	3,074	2,420	2,140	2,556
Total interest	60,279	84,388	87,208	89,381	92,449	96,053	96,558
EBITDA	$166,037	$282,245	$256,027	$255,396	$280,072	$308,047	$283,443
Interest coverage ratio	2.75x	3.34x	2.94x	2.86x	3.03x	3.21x	2.94x

Fixed Charge Coverage Ratio:
Total interest	$60,279	$84,388	$87,208	$89,381	$92,449	$96,053	$96,558
Secured debt principal payments	5,906	7,011	7,204	7,683	8,529	9,567	10,141
Preferred dividends	8,680	17,353	17,234	17,234	19,207	16,719	16,602
Total fixed charges	74,865	108,752	111,646	114,298	120,185	122,339	123,301
EBITDA	$166,037	$282,245	$256,027	$255,396	$280,072	$308,047	$283,443
Fixed charge coverage ratio	2.22x	2.60x	2.29x	2.23x	2.33x	2.52x	2.30x

	Nine Months Ended
	September 30,	September 30,
EBITDA Reconciliation:	2011	2012
Net income	$170,373	$187,836
Interest expense	231,914	286,727
Income tax expense	563	3,754
Depreciation and amortization	301,461	393,243
EBITDA	$704,311	$871,560

Interest Coverage Ratio:
Interest expense	$231,914	$286,727
Non-cash interest expense	(10,128)	(8,783)
Capitalized interest	10,090	7,113
Total interest	231,876	285,057
EBITDA	$704,311	$871,560
Interest coverage ratio	3.04x	3.06x

Fixed Charge Coverage Ratio:
Total interest	$231,876	$285,057
Secured debt principal payments	20,121	28,237
Preferred dividends	43,268	52,527
Total fixed charges	295,265	365,821
EBITDA	$704,311	$871,560
Fixed charge coverage ratio	2.39x	2.38x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
Adjusted EBITDA Reconciliation:	2011	2011	2011	2011	2012	2012	2012

Net income	$129,001	$164,146	$216,407	$212,716	$238,363	$229,029	$230,181
Interest expense	190,305	237,528	280,354	321,998	356,390	368,379	376,811
Income tax expense	407	430	601	1,388	2,729	3,965	4,578
Depreciation and amortization	233,731	297,333	360,580	423,605	476,259	498,169	515,387
Stock-based compensation expense	9,866	10,350	11,106	10,786	16,552	16,177	17,003
Provision for loan losses	29,932	30,100	1,314	2,010	1,762	1,595	28,471
Loss (gain) on extinguishment of debt, net	16,134	9,099	-	(979)	(979)	(403)	(188)
Adjusted EBITDA	$609,376	$748,986	$870,362	$971,524	$1,091,076	$1,116,911	$1,172,243

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$190,305	$237,528	$280,354	$321,998	$356,390	$368,379	$376,811
Capitalized interest	18,381	15,418	14,873	13,164	10,919	10,745	10,190
Non-cash interest expense	(14,820)	(13,859)	(13,315)	(13,905)	(13,882)	(14,033)	(12,560)
Secured debt principal payments	19,180	21,866	25,051	27,804	30,427	32,983	35,920
Preferred dividends	24,816	36,685	48,572	60,501	71,028	70,394	69,762
Total fixed charges	237,862	297,638	355,535	409,562	454,882	468,468	480,123
Adjusted EBITDA	$609,376	$748,986	$870,362	$971,524	$1,091,076	$1,116,911	$1,172,243
Adjusted fixed charge coverage ratio	2.56x	2.52x	2.45x	2.37x	2.40x	2.38x	2.44x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Amounts are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
NOI Reconciliation:	2011	2011	2011	2011	2012	2012	2012
Total revenues:
Seniors housing triple-net	$100,861	$169,718	$165,620	$174,436	$174,799	$182,837	$192,162
Seniors housing operating	71,286	123,148	125,125	136,668	158,176	165,655	174,464
Medical facilities	66,544	73,988	79,678	83,971	95,619	101,855	107,236
Non-segment/corporate	532	378	307	53	235	243	277
Total revenues	239,223	367,232	370,730	395,128	428,829	450,590	474,139
Property operating expenses:
Seniors housing operating	49,272	84,334	86,218	94,318	107,243	111,340	118,369
Medical facilities	14,117	15,231	16,909	18,180	21,807	24,737	26,110
Total property operating expenses	63,389	99,565	103,127	112,498	129,050	136,077	144,479
Net operating income:
Seniors housing triple-net	100,861	169,718	165,620	174,436	174,799	182,837	192,162
Seniors housing operating	22,014	38,814	38,907	42,350	50,933	54,315	56,095
Medical facilities	52,427	58,757	62,769	65,791	73,812	77,118	81,126
Non-segment/corporate	532	378	307	53	235	243	277
Net operating income from continuing operations	175,834	267,667	267,603	282,630	299,779	314,513	329,660
Reconciling items:
Interest expense	(55,410)	(80,688)	(84,429)	(87,001)	(91,260)	(94,218)	(94,580)
Loss (gain) on derivatives, net	-	-	-	-	(555)	2,676	(409)
Depreciation and amortization	(68,727)	(106,314)	(111,582)	(117,929)	(123,972)	(130,931)	(132,150)
General and administrative	(17,714)	(19,562)	(19,735)	(20,190)	(27,751)	(25,870)	(23,679)
Transaction costs	(36,065)	(13,738)	(6,739)	(13,682)	(5,579)	(28,691)	(8,264)
Loss (gain) on extinguishment of debt, net	-	-	-	979	-	(576)	(215)
Provision for loan losses	(248)	(168)	(132)	(1,463)	-	-	(27,008)
Income tax benefit (expense)	(129)	(211)	(223)	(825)	(1,470)	(1,447)	(836)
Income from unconsolidated entities	1,543	971	1,642	1,616	1,532	1,456	(739)
Income (loss) from discontinued operations, net	32,726	38,251	5,948	(1,792)	6,735	39,963	11,726
Preferred dividends	(8,680)	(17,353)	(17,234)	(17,234)	(19,207)	(16,719)	(16,602)
Preferred stock redemption charge	-	-	-	-	-	(6,242)	-
Loss (income) attributable to noncontrolling interests	242	992	1,488	2,173	1,055	821	365
	(152,462)	(197,820)	(230,996)	(255,348)	(260,472)	(259,778)	(292,391)
Net income (loss) attributable to common stockholders	$23,372	$69,847	$36,607	$27,282	$39,307	$54,735	$37,269

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	March 31,	June 30,	September 30,
		2011	2011	2011	2012	2012	2012
Same Store Cash NOI Reconciliation:
Net operating income from continuing operations:
Seniors housing triple-net		$100,861	$169,718	$165,620	$174,799	$182,837	$192,162
Seniors housing operating		22,014	38,814	38,907	50,933	54,315	56,095
Medical facilities		52,427	58,757	62,769	73,812	77,118	81,126
Total		175,302	267,289	267,296	299,544	314,270	329,383
Adjustments:
Seniors housing triple-net:
Non-cash NOI on same store properties		(3,480)	(2,673)	(2,148)	(1,837)	(1,392)	(1,892)
NOI attributable to non same store properties		(13,547)	(83,726)	(77,535)	(86,451)	(95,328)	(101,935)
Subtotal		(17,027)	(86,399)	(79,683)	(88,288)	(96,720)	(103,827)
Seniors housing operating:
NOI attributable to non same store properties		(736)	(16,669)	(16,714)	(28,022)	(31,172)	(32,899)
Subtotal		(736)	(16,669)	(16,714)	(28,022)	(31,172)	(32,899)
Medical facilities:
Non-cash NOI on same store properties		(2,352)	(2,358)	(2,254)	(1,968)	(1,843)	(1,753)
NOI attributable to non same store properties		(3,510)	(10,460)	(13,658)	(24,834)	(28,610)	(32,102)
Subtotal		(5,862)	(12,818)	(15,912)	(26,802)	(30,453)	(33,855)
Same store cash net operating income:	Properties
Seniors housing triple-net	320	83,834	83,319	85,937	86,511	86,117	88,335
Seniors housing operating	65	21,278	22,145	22,193	22,911	23,143	23,196
Medical facilities	153	46,565	45,939	46,857	47,010	46,665	47,271
Total	538	$151,677	$151,403	$154,987	156,432	$155,925	$158,802

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended
	September 30,	September 30,
NOI Reconciliation:	2011	2012
Total revenues:
Seniors housing triple-net	$436,199	$549,798
Seniors housing operating	319,559	498,295
Medical facilities	220,210	304,710
Non-segment/corporate	1,217	755
Total revenues	977,185	1,353,558
Property operating expenses:
Seniors housing operating	219,824	336,952
Medical facilities	46,257	72,654
Total property operating expenses	266,081	409,606
Net operating income:
Seniors housing triple-net	436,199	549,798
Seniors housing operating	99,735	161,343
Medical facilities	173,953	232,056
Non-segment/corporate	1,217	755
Net operating income from continuing operations	711,104	943,952
Reconciling items:
Interest expense	(220,527)	(280,058)
Loss (gain) on derivatives, net	-	1,712
Depreciation and amortization	(286,623)	(387,053)
General and administrative	(57,009)	(77,302)
Transaction costs	(56,542)	(42,535)
Loss (gain) on extinguishment of debt, net	-	(791)
Provision for loan losses	(547)	(27,008)
Income tax benefit (expense)	(563)	(3,754)
Income from unconsolidated entities	4,156	2,250
Income (loss) from discontinued operations, net	76,924	58,423
Preferred dividends	(43,268)	(52,527)
Preferred stock redemption charge	-	(6,242)
Loss (income) attributable to noncontrolling interests	2,721	2,241
	(581,278)	(812,644)
Net income (loss) attributable to common stockholders	$129,826	$131,308

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K filed on August 6, 2012, for further information regarding significant accounting policies that impact us.  There have been no material changes to these policies in 2012.

Forward-Looking Statements and Risk Factors

    This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of facilities; the performance of its operators/tenants and facilities; its ability to enter into agreements with viable new tenants for vacant space or for facilities that the company takes back from financially troubled tenants, if any; its occupancy rates; its ability to acquire, develop and/or manage facilities; its ability to make distributions to stockholders; its policies and plans regarding investments, financings and other matters; its ability to manage the risks associated with international expansion and operations; its tax status as a real estate investment trust; its critical accounting policies; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  The company’s expected results may not be achieved, and actual results may differ materially from expectations.  This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care, seniors housing and life science industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with profitable results; the failure to make new investments as and when anticipated; acts of God affecting the company’s facilities; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; regulatory approval and market acceptance of the products and technologies of life science tenants; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting the company’s facilities; changes in rules or practices governing the company’s financial reporting; the movement of foreign currency exchange rates; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention.  Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K filed on August 6, 2012, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	September 30, 2012		December 31, 2011
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$4,948,546	$(360,939)	$4,464,927	$(342,460)
Secured debt	1,976,913	(89,150)	1,693,283	(82,583)
Totals	$6,925,459	$(450,089)	$6,158,210	$(425,043)

     As of September 30, 2012, we had five interest rate swaps for a total aggregate notional amount of $101,040,000.  The swaps hedge interest payments associated with long-term LIBOR based borrowings and mature between December 31, 2012 and December 31, 2013.

     Our variable rate debt, including our unsecured line of credit arrangements, is reflected at cost which approximates fair value. At September 30, 2012, we had $0 outstanding related to our variable rate lines of credit and $223,270,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $2,233,000. At December 31, 2011, we had $610,000,000 outstanding related to our variable rate lines of credit and $415,101,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $10,251,000.

     On July 31, 2012, we entered into a $250,000,000 Canadian Dollar term loan which has been designated as a net investment hedge of our Chartwell investment.  At September 30, 2012, we had $254,143,000 outstanding related to this loan.  Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $2,541,000.

     On August 30, 2012, we entered into two cross currency swaps to purchase $125,000,000 Pound Sterling.  The swaps were used to limit exposure to fluctuations in the Pound Sterling to U.S. Dollar exchange rate associated with our initial cash investment funded for the Sunrise transaction discussed in Note 12 to our unaudited consolidated financial statements.

     On September 17, 2012, we entered into two forward exchange contracts to purchase $14,000,000 Canadian Dollars and $23,000,000 Pound Sterling at a fixed rate in the future.  The forward contracts were used to limit exposure to fluctuations in foreign currency associated with the Sunrise transaction discussed in Note 12 to our unaudited consolidated financial statements.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     In August 2012, we entered into the Merger Agreement with Sunrise.  Please see Note 12 to our unaudited consolidated financial statements for additional information.  Following the announcement of the Merger Agreement, complaints were filed in the U.S. District Court for the Eastern District of Virginia and the Chancery Court for the State of Delaware challenging the Merger.

     The complaints challenge the Merger on behalf of a putative class of Sunrise public stockholders, and name as defendants Sunrise, its directors and the company.  The complaints generally allege that the individual defendants breached their fiduciary duties in connection with the Merger and that the entity defendants aided and abetted that breach.  The complaint filed in the U.S. District Court for the Eastern District of Virginia additionally alleges that the preliminary proxy statement filed with the SEC by Sunrise fails to provide material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder.     The complaints seek, among other things, injunctive relief against the Merger, unspecified damages and an award of plaintiffs’ expenses, including attorneys’ fees.

     The outcomes of these lawsuits are uncertain and cannot be predicted with any certainty.  A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.  The defendants believe that the claims asserted against them in these lawsuits are without merit, and they intend to defend themselves vigorously against the claims.

Item 1A. Risk Factors

     Except as provided in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Risk Factors,” there have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K filed on August 6, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 through July 31, 2012	4,028	$60.67
August 1, 2012 through August 31, 2012	-	-
September 1, 2012 through September 30, 2012	240	58.27
Totals	4,268	$60.54

(1) During the three months ended September 30, 2012, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 6. Exhibits

2.1              Agreement and Plan of Merger, dated as of August 21, 2012, by and among Sunrise Senior Living, Inc., Brewer Holdco, Inc., Brewer Holdco Sub, Inc., the company and Red Fox, Inc. (the exhibits and schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed with the SEC as Exhibit 2.1 to the company’s Form 8-K filed August 22, 2012 (File No. 001-08923), and incorporated herein by reference thereto).

10.1            Summary of Director Compensation

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

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB   XBRL Taxonomy Extension Label Linkbase Document*

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Equity for the nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) the Notes to Unaudited Consolidated Financial Statements.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HEALTH CARE REIT, INC.
Date: November 7, 2012	By:	/s/ GEORGE L. CHAPMAN
George L. Chapman,
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 7, 2012	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2012	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President and Controller (Principal Accounting Officer)