Form 10-Q/A
period 2012-09-30
HEALTH CARE REIT INC /DE/
filed 2012-11-08
CIK 766704

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

EXPLANATORY NOTE

     This Amendment No. 1 to Health Care REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as filed with the Securities and Exchange Commission (“SEC”) on November 7, 2012 (the “Original Filing”), is being filed solely to include the Interactive Data File in Exhibit 101 that was excluded from the Original Filing. The Interactive Data File was inadvertently omitted from the Original Filing due to unanticipated technical difficulties. This Amendment No. 1 does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date, and, except as described above, all information included in the Original Filing remains unchanged.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                                                     HEALTH CARE REIT, INC.

Date: November 8, 2012                                                         By:     /s/   George L. Chapman

                                                                                                                 George L. Chapman,

                                                                                                                 Chairman, Chief Executive Officer, and President

                                                                                                                 (Principal Executive Officer)

EXHIBIT INDEX

101.INS     XBRL Instance Document*

101.SCH   XBRL Taxonomy Extension Schema Document*

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB   XBRL Taxonomy Extension Label Linkbase Document*

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Amendment No. 1 to Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Equity for the nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) the Notes to Unaudited Consolidated Financial Statements.