Form 10-K
period 2012-12-31
HEALTH CARE REIT INC /DE/
filed 2013-02-26
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File No. 1-8923

HEALTH CARE REIT, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1096634

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Dorr Street, Toledo, Ohio	43615

(Address of principal executive office)	(Zip Code)

(419) 247-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange
6.50% Series I Cumulative Convertible Perpetual Preferred Stock, $1.00 par value	New York Stock Exchange
6.50% Series J Cumulative Redeemable Preferred Stock, $1.00 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,459,634,449.

As of January 31, 2013, the registrant had 260,433,734 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 2, 2013, are incorporated by reference into Part III.

HEALTH CARE REIT, INC.

2012 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

General

Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of seniors housing and health care real estate since the company was founded in 1970.  We are an S&P 500 company headquartered in Toledo, Ohio. Our portfolio spans the full spectrum of seniors housing and health care real estate, including seniors housing communities, skilled nursing/post-acute facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.  More information is available on the Internet at www.hcreit.com.

Our primary objectives are to protect stockholder capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders as a result of annual increases in net operating income and portfolio growth. To meet these objectives, we invest across the full spectrum of seniors housing and health care real estate and diversify our investment portfolio by property type, customer and geographic location.

Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and complete construction projects in process. We also continuously evaluate opportunities to finance future investments. New investments are generally funded from temporary borrowings under our primary unsecured line of credit arrangement, internally generated cash and the proceeds from investment dispositions. Our investments generate cash from net operating income and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under our primary unsecured line of credit arrangement, has historically been provided through a combination of the issuance of public debt and equity securities and the incurrence or assumption of secured debt.

References herein to “we,” “us,” “our” or the “Company” refer to Health Care REIT, Inc. and its subsidiaries unless specifically noted otherwise.

Portfolio of Properties

Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary – Company Overview” for a table that summarizes our portfolio as of December 31, 2012.

Property Types

We invest in seniors housing and health care real estate and evaluate our business on three reportable segments: seniors housing triple-net, seniors housing operating, and medical facilities. For additional information regarding our segments, please see Note 17 to our consolidated financial statements.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to our consolidated financial statements.  The following is a summary of our various property types.

Seniors Housing Triple-Net

Our seniors housing triple-net properties include independent living facilities, continuing care retirement communities, assisted living facilities, Alzheimer’s/dementia facilities, skilled nursing/post-acute facilities and combinations thereof. We invest primarily through acquisitions and development. Our properties are primarily leased to operators under long-term, triple-net master leases. We are not involved in property management.  Our properties include stand-alone facilities that provide one level of service, combination facilities that provide multiple levels of service, and communities or campuses that provide a wide range of services.

Independent Living Facilities.  Independent living facilities are age-restricted, multifamily properties with central dining facilities that provide residents access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities.

Continuing Care Retirement Communities.  Continuing care retirement communities typically include a combination of detached homes, an independent living facility, an assisted living facility and/or a skilled nursing facility on one campus. These communities appeal to residents because there is no need to relocate when health and medical needs change. Resident payment plans vary, but can include entrance fees, condominium fees and rental fees. Many of these communities also charge monthly maintenance fees in exchange for a living unit, meals and some health services.

Assisted Living Facilities.  Assisted living facilities are state regulated rental properties that provide the same services as independent living facilities, but also provide supportive care from trained employees to residents who require assistance with activities of daily living, including, but not limited to, management of medications, bathing, dressing, toileting, ambulating and eating.

Alzheimer’s/Dementia Care Facilities.  Certain assisted living facilities may include state licensed settings that specialize in caring for those afflicted with Alzheimer’s disease and/or other types of dementia.

Skilled Nursing/Post-Acute Facilities.  Skilled nursing/post-acute facilities are licensed daily rate or rental properties where the majority of individuals require 24-hour nursing and/or medical care. Generally, these properties are licensed for Medicaid and/or Medicare reimbursement.  All facilities offer some level of rehabilitation services.  Some facilities focus on higher acuity patients and offer rehabilitation units specializing in cardiac, orthopedic, dialysis, neurological or pulmonary rehabilitation.

     Our seniors housing triple-net segment accounted for 41%, 46% and 60% of total revenues (including discontinued operations) for the years ended December 31, 2012, 2011 and 2010, respectively.  We lease 177 facilities to Genesis HealthCare, LLC pursuant to a long-term, triple-net master lease.  In addition to rent, the master lease requires Genesis to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under the ground leases.  All obligations under the master lease have been guaranteed by FC-GEN Operations Investment, LLC.  For the year ended December 31, 2012, our lease with Genesis accounted for approximately 31% of our seniors housing triple-net segment revenues and 13% of our total revenues.

Seniors Housing Operating

Our seniors housing operating properties include the same facility types described in “Item 1 – Business – Property Types – Seniors Housing Triple-Net.”  Properties are primarily held in consolidated joint venture entities with operating partners. We utilize the structure proposed in the REIT Investment Diversification Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008).

     Our seniors housing operating segment accounted for 37%, 32% and 7% of total revenues (including discontinued operations) for the years ended December 31, 2012, 2011 and 2010, respectively.  We have relationships with eight operators to own and operate 154 facilities (plus 39 facilities in an unconsolidated joint venture).  In each instance, our partner provides management services to the properties pursuant to an incentive-based management contract.  We rely on our partners to effectively and efficiently manage these properties.  Please see Note 21 to our consolidated financial statements for information regarding our acquisition of Sunrise Senior Living, Inc. on January 9, 2013.  The following table provides information about our seniors housing operating concentration for the year ended December 31, 2012:

Partner                                                                                   % of Segment Revenues                    % of Total Revenues

Benchmark Senior Living, LLC                                                        32%                                                        12%

Merrill Gardens LLC                                                                           31%                                                        11%

Medical Facilities

Our medical facilities include medical office buildings, hospitals and life science facilities.  We typically lease our medical office buildings to multiple tenants and provide varying levels of property management. Our hospital investments are typically structured similar to our seniors housing triple-net investments.  Our life science investment represents an investment in an unconsolidated joint venture entity (see Note 7 to our consolidated financial statements).  Our medical facilities segment accounted for 22%, 22% and 32% of total revenues (including discontinued operations) for the years ended December 31, 2012, 2011 and 2010, respectively.  No single tenant exceeds 20% of segment revenues.

Medical Office Buildings.  The medical office building portfolio consists of health care related buildings that generally include physician offices, ambulatory surgery centers, diagnostic facilities, outpatient services and/or labs. Our portfolio has a strong affiliation with health systems. Approximately 92% of our medical office building portfolio is affiliated with health systems by having buildings on hospital campuses or serving as satellite locations for the health system and their physicians.

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

Life Science Facilities.  The life science portfolio consists of laboratory and office facilities specifically designed and constructed for use by biotechnology and pharmaceutical companies.  These facilities are located adjacent to The Massachusetts Institute of Technology, which is a well-established market known for pharmaceutical and biotechnology research. They are similar to commercial office buildings with advanced HVAC (heating, ventilation and air conditioning), electrical and mechanical systems.

Investments

Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders.  We invest in seniors housing and health care real estate primarily through acquisitions, developments and joint venture partnerships. For additional information regarding acquisition and development activity, please see Note 3 to our consolidated financial statements.  We diversify our investment portfolio by property type, customer and geographic location. In determining whether to invest in a property, we focus on the following: (1) the experience of the obligor’s/partner’s management team; (2) the historical and projected financial and operational performance of the property; (3) the credit of the obligor/partner; (4) the security for any lease or loan; (5) the real estate attributes of the building and its location; (6) the capital committed to the property by the obligor/partner; and (7) the operating fundamentals of the applicable industry. We conduct market research and analysis for all potential investments. In addition, we review the value of all properties, the interest rates and covenant requirements of any facility-level debt to be assumed at the time of the acquisition and the anticipated sources of repayment of any existing debt that is not to be assumed at the time of the acquisition.

We monitor our investments through a variety of methods determined by the type of property. Our proactive and comprehensive asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections, and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division actively manages and monitors the medical office building portfolio with a comprehensive process including tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs, and market conditions among other things. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends.

We evaluate the operating environment in each property’s market to determine the likely trend in operating performance of the facility.  When we identify unacceptable trends, we seek to mitigate, eliminate or transfer the risk. Through these efforts, we are generally able to intervene at an early stage to address any negative trends, and in so doing, support both the collectability of revenue and the value of our investment.

Investment Types

Real Property.  Our properties are primarily comprised of land, building, improvements and related rights.  Our hospitals and seniors housing triple-net properties are generally leased to operators under long-term operating leases.  The leases generally have a fixed contractual term of 12 to 15 years and contain one or more five to 15-year renewal options. Certain of our leases also contain purchase options.  Most of our rents are received under triple-net leases requiring the operator to pay rent and all additional charges incurred in the operation of the leased property. The tenants are required to repair, rebuild and maintain the leased properties. Substantially all of these operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.

At December 31, 2012, approximately 91% of our hospitals and seniors housing triple-net properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. This bundling feature benefits us because the tenant cannot limit the purchase or renewal to the better performing properties and terminate the leasing arrangement with respect to the poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature should provide a similar advantage if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject each of its leases. It is our intent that a tenant in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.

Our medical office building portfolio is primarily self-managed and consists principally of multi-tenant properties leased to health care providers. Our leases have favorable lease terms that typically include increasers and some form of operating expense reimbursement by the tenant. As of December 31, 2012, 83% of our portfolio included leases with full pass through, 15% with a partial expense reimbursement (modified gross) and 2% with no expense reimbursement (gross). Our medical office building leases are non-cancellable operating leases that have a weighted-average remaining term of 8.0 years at December 31, 2012 and are often credit enhanced by guaranties and/or letters of credit.

Construction.  We occasionally provide for the construction of properties for tenants as part of long-term operating leases. We capitalize certain interest costs associated with funds used for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our company-wide cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a transaction fee at the commencement of construction which we defer and amortize to income over the term of the resulting lease. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a Company representative. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guaranties. At December 31, 2012, we had outstanding construction investments of $162,984,000 and were committed to provide additional funds of approximately $213,255,000 to complete construction for investment properties.

Real Estate Loans.  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees and are generally secured by first/second mortgage liens, leasehold mortgages, corporate guaranties and/or personal guaranties. At December 31, 2012, we had outstanding real estate loans of $895,665,000. The interest yield averaged approximately 6.4% per annum on our outstanding real estate loan balances. Our yield on real estate loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The real estate loans outstanding at December 31, 2012 are generally subject to one to 15-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term. Typically, real estate loans are cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.

     Investments in Unconsolidated Entities.  Our investments in unconsolidated entities generally represent interests ranging from 10% to 50% in real estate assets.  Investments in less than majority owned entities where our interests represent a general partnership interest but substantive participating or kick-out rights have been granted to the limited partners, or where our interests do not represent the general partnership interest and we do not control the major operating and financial policies of the entity, are reported under the equity method of accounting. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity.  The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. Other equity investments include an investment in available-for-sale securities. These equity investments represented a minimal ownership interest in these companies. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.  See Note 7 to our consolidated financial statements for more information.

Principles of Consolidation

The consolidated financial statements include the accounts of our wholly-owned subsidiaries and joint venture entities that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation.

At inception of the joint venture transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary.  Accounting Standards Codification Topic 810, Consolidations,  requires enterprises to perform a qualitative approach to determining whether or not a VIE will need to be consolidated on a continuous basis. This evaluation is based on an enterprise’s ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance.

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

Borrowing Policies

We utilize a combination of debt and equity to fund investments. Our debt and equity levels are determined by management to maintain a conservative credit profile. Generally, we intend to issue unsecured, fixed-rate public debt with long-term maturities to approximate the maturities on our leases and loans. For short-term purposes, we may borrow on our primary unsecured line of credit arrangement. We replace these borrowings with long-term capital such as senior unsecured notes, common stock or preferred stock. When terms are deemed favorable, we may invest in properties subject to existing mortgage indebtedness. In addition, we may obtain secured financing for unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis. In our agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness.

Competition

We compete with other real estate investment trusts, real estate partnerships, private equity and hedge fund investors, banks, insurance companies, finance/investment companies, government-sponsored agencies, taxable and tax-exempt bond funds, health care operators, developers and other investors in the acquisition, development, leasing and financing of health care and seniors housing properties. We compete for investments based on a number of factors including investment structures, underwriting criteria and reputation. Our ability to successfully compete is impacted by economic and demographic trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital, construction and renovation costs and new and existing laws and regulations.

The operators/tenants of our properties compete on a local and regional basis with operators/tenants of properties that provide comparable services. Operators/tenants compete for patients and residents based on a number of factors including quality of care, reputation, physical appearance of properties, location, services offered, family preferences, physicians, staff and price. We also face competition from other health care facilities for tenants, such as physicians and other health care providers that provide comparable facilities and services.

For additional information on the risks associated with our business, please see “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

Employees  As of January 31, 2013, we had 366 employees.

Customer Concentrations  Please see Note 8 to our consolidated financial statements.

Geographic Concentrations  Please see “Item 2 – Properties” of this Annual Report on Form 10-K.

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

Licensing and Certification

The primary regulations that affect seniors housing facilities with assisted living are state licensing and registration laws. In granting and renewing these licenses, the state regulatory agencies consider numerous factors relating to a property’s physical plant and operations, including, but not limited to, admission and discharge standards, staffing, and training. A decision to grant or renew a license is also affected by a property owner’s record with respect to patient and consumer rights, medication guidelines, and rules.  Certain of the seniors housing facilities mortgaged to or owned by us may require the resident to pay an entrance or upfront fee, a portion of which may be refundable.  These entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility’s financial condition; establishment and monitoring of reserve requirements, and other financial restrictions; the right of residents to cancel their contracts within a specified period of time; lien rights in favor of residents; restrictions on change of ownership; and similar matters.  Such oversight, and the rights of residents within these entrance fee communities, may have an effect on the revenue or operations of the operators of such facilities, and, therefore, may adversely affect us.

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

     With respect to licensure, generally our skilled nursing facilities and acute care facilities are required to be licensed and certified for participation in Medicare, Medicaid, and other federal health care programs.  This generally requires license renewals and compliance surveys on an annual or bi-annual basis. The failure of our operators to maintain or renew any required license or regulatory approval as well as the failure of our operators to correct serious deficiencies identified in a compliance survey could require those operators to discontinue operations at a property.  In addition, if a property is found to be out of compliance with Medicare, Medicaid, or other health care program conditions of participation, the property operator may be excluded from participating in those government health care programs.  Any such occurrence may impair an operator’s ability to meet their financial obligations to us.  If we have to replace an excluded-property operator, our ability to replace the operator may be affected by federal and state laws, regulations, and applicable guidance governing changes in provider control. This may result in payment delays, an inability to find a replacement operator, a significant working capital commitment from us to a new operator or other difficulties.

     Reimbursement

     Seniors Housing Facilities (excluding skilled nursing facilities).  Approximately 58% of our overall revenues for the year ended December 31, 2012 were attributable to seniors housing facilities.  The majority of the revenues received by the operators of these facilities are from private pay sources. The remaining revenue source is primarily Medicaid under certain waiver programs. As a part of the Omnibus Budget Reconciliation Act (“OBRA”) of 1981, Congress established a waiver program enabling some states to offer Medicaid reimbursement to assisted living providers as an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 permit states to seek a waiver from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for assisted living and home health. As of December 31, 2012, ten of our 42 seniors housing operators received Medicaid reimbursement pursuant to Medicaid waiver programs. For the twelve months ended September 30, 2012, approximately 4% of the revenues at our seniors housing facilities were from Medicaid reimbursement. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status.

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

     Skilled Nursing Facilities and Hospitals.  Skilled nursing facilities and hospitals typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers.  Consequently, changes in federal or state reimbursement policies may also adversely affect an operator’s ability to cover its expenses, including our rent or debt service. Skilled nursing facilities and hospitals are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities.  A review or audit of a property operator’s claims could result in recoupments, denials, or delay of payments in the future, which could have a material adverse effect on the operator’s ability to meet its financial obligations to us.  Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our property operators to cover potential adjustments to reimbursements, or to cover settlements made to payors.  In fact, in December 2010, the Department of Health and Human Services Office of Inspector General (“OIG”) released a report focusing on skilled nursing facilities’ billing practices for Medicare Part A payments, and found that between 2006-2008 skilled nursing facilities increasingly billed for higher paying Resource Utilization Groups (“RUGs”), the payment classification mechanism for the Medicare program, even though beneficiary characteristics remained largely unchanged.  In particular, from 2006 to 2008, OIG found that the percentage of RUGs for ultra high therapy increased from 17% to 28%, despite the fact that beneficiaries’ ages and diagnoses at admission were largely unchanged during that time period. In November 2012, the OIG released a report focused on inappropriate payments to skilled nursing facilities, and found that of the 499 claims from 2009 that were reviewed in the study, skilled nursing facilities billed 25% of the claims in error and misreported information on the Minimum Data Set (“MDS”) for 47% of the claims.   Recent attention on skilled nursing billing practices and payments or ongoing government pressure to reduce spending by government health care programs, could result in lower payments to skilled nursing facilities and, as a result, may impair an operator’s ability to meet its financial obligations to us.

     Medicare Reimbursement and Skilled Nursing Facilities.  For the twelve months ended September 30, 2012, approximately 29% of the revenues at our skilled nursing facilities (which comprised 20% of our overall revenues for the year ended December 31, 2012) were paid by Medicare. Skilled nursing facilities are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System (“SNF PPS”). There is a risk that some skilled nursing facilities’ costs will exceed the fixed payments under the SNF PPS, and there is also a risk that payments under the SNF PPS may be set below the costs to provide certain items and services, which could result in immediate financial difficulties for skilled nursing facilities, and could cause operators to seek bankruptcy protection. Skilled nursing facilities have faced these types of difficulties since the implementation of the SNF PPS.

     The Centers for Medicare & Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services (“HHS”), made a positive payment update for skilled nursing facilities for fiscal year 2013.  For fiscal year 2013, skilled nursing facilities received a 1.8% increase in RUG payments, resulting from a 2.5% market basket update less a 0.7% multi-factor productivity adjustment . In addition, on November 21, 2011, the Joint Select Committee on Deficit Reduction, which was created by the Budget Control Act of 2011, concluded its work, and issued a statement that it was not able to make a bipartisan agreement, thus triggering the sequestration process.  On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which delayed the sequestration process until March 2013.  The sequestration process, if triggered, will result in spending reductions, including Medicare cuts.  The American Taxpayer Relief Act of 2012 also increased the multiple procedure discount for Part B therapy services from 25% to 50% effective April 2013.

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

     The Balanced Budget Act of 1997 mandated caps on Medicare reimbursement for certain therapy services. However, Congress imposed various waivers on the implementation of those caps.  The Middle Class Tax Relief and Job Creation Act of 2012 made a number of changes, including, effective on October 1, 2012, applying the therapy caps to outpatient hospitals, creating two new threshold amounts of $3,700 (one for each therapy cap amount), and requiring a manual medical review process of claims over these new thresholds.  The Middle Class Tax Relief and Job Creation Act of 2012 also extended the waiver program related to therapy caps through the end of 2012.  These therapy caps may negatively impact payments to skilled nursing facilities.  However, members of MedPAC recently stated that they would prefer not to have hard caps, which indicates that the waiver program for therapy caps will likely continue.

     If the waiver program expires, patients will need to use private funds to pay for the cost of therapy above the caps.  If patients are unable to satisfy their out-of-pocket cost responsibility to reimburse an operator for services rendered, the operator’s ability to meet its financial obligations to us could be adversely impacted.

     Medicare Reimbursement and Hospitals.  For the twelve months ended September 30, 2012, approximately 52% of the revenues at our hospitals (which comprised 5% of our overall revenues for the year ended December 31, 2012) were from Medicare reimbursements. Hospitals, generally, are reimbursed by Medicare under the Hospital Inpatient Prospective Payment System (“PPS”),

the Hospital Outpatient Prospective Payment System (“OPPS”), the Long Term Care Hospital Prospective Payment System (“LTCH PPS”), or the Inpatient Rehabilitation Facility Prospective Payment System (“IRF PPS”). Acute care hospitals provide a wide range of inpatient and outpatient services, including, but not limited to, surgery, rehabilitation, therapy, and clinical laboratory services. Long-term acute care hospitals provide inpatient services for patients with medical conditions that are often complex and that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Inpatient rehabilitation facilities provide intensive rehabilitation services in an inpatient setting for patients requiring at least three hours of rehabilitation services a day.

With respect to Medicare’s PPS for regular hospitals, reimbursement for inpatient services is made on the basis of a fixed, prospective rate, based on the principal diagnosis of the patient.  Hospitals may be at risk to the extent that their costs in treating a specific case exceed the fixed payment amount. The diagnosis related group (“DRG”) reimbursement system was updated in 2008 to expand the number of DRGs from 538 to 745 in order to better distinguish more severe conditions.   The addition of new DRGs raised the total number of DRGs to 751.   In some cases, a hospital might be able to qualify for an outlier payment if the hospital’s losses exceed a threshold.

On August 1, 2012, CMS published a final rule for the inpatient prospective payment system, which sets forth acute care and long-term care hospital payment rate changes for the 2013 fiscal year.  Specifically, CMS estimates that, for fiscal year 2013, the Medicare rates for inpatient stays at acute care hospitals will increase by 2.8% for those hospitals that successfully participate in the Hospital Inpatient Quality Reporting Program, while those that do not successfully participate in that program would receive a payment rate increase of 0.8%.  CMS also implemented a 3.75% one-time budget neutrality adjustment to the long-term care hospital rate that would be phased in over three years.   The first year phase in of that adjustment will be 1.3%, which would apply to payments or discharges on or after December 29, 2012.  CMS adopted a one-year extension of the existing moratorium on the 25% threshold policy, through fiscal year 2013, beginning on or after October 1, 2012 and before October 1, 2013.  CMS clarified its regulations to reflect an existing policy that the Inpatient Prospective Payment System comparable per diem amount is capped at an amount comparable to what would have been a full payment under the Inpatient Prospective Payment System and that cap applies to short stay cases in long-term care hospitals with discharges occurring on or after December 29, 2012.  The legislative moratorium on new long-term hospitals and satellite facilities is set to expire at the end of 2012. Additionally, on July 30, 2012, CMS released notices updating the payment rates for inpatient rehabilitation facilities (“IRFs”).  For IRF discharges occurring on or after October 1, 2012 and on or before September 30, 2013, CMS is implementing a net 1.9% rate increase.

     On November 1, 2012, CMS published the calendar year 2013 final rule with comment period for outpatient care hospitals and ambulatory surgery centers.  CMS estimates that the rates and policies in the final rule will increase payment rates for ambulatory surgery centers by 0.6%.

Medicare Reimbursement and Physicians.  CMS annually adjusts the Medicare Physician Fee Schedule payment rates based on an update formula that includes application of the Sustainable Growth Rate (“SGR”). On November 1, 2011, CMS published the calendar year 2012 Physician Fee Schedule final rule for a negative 27.4% update under the statutory SGR formula.  In February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which blocked the cut through the end of 2012. On November 1, 2012, CMS published the calendar year 2013 Physician Fee Schedule final rule with comment period.  The final rule calls for a negative 26.5% update under the statutory SGR formula.  Congress has overridden the required reduction every year from 2003 through the end of 2012.  The final rule continues implementation of quality and cost measures that will be used in establishing a new value−based modifier that would adjust physician payments based on whether they are providing higher quality and more efficient care. The Health Reform Laws, as defined below, require CMS to begin making payment adjustments to certain physicians and physician groups on January 1, 2015, and to apply the modifier to all physicians by January 1, 2017. Calendar year 2013 is the initial performance year for purposes of adjusting payments in calendar year 2015.

Medicaid Reimbursement.  Medicaid is a major payor source for residents in our skilled nursing facilities and hospitals. For the twelve months ended September 30, 2012, approximately 49% of the revenues of our skilled nursing facilities and 11% of the revenues of our hospitals were attributable to Medicaid reimbursement payments. The federal and state governments share responsibility for financing Medicaid. The federal matching rate, known as the Federal Medical Assistance Percentage (“FMAP”), varies by state based on relative per capita income, but is at least 50% in all states. On average, Medicaid is the largest component of total state spending, representing approximately 23.7% of total state expenditures  in state fiscal year 2011. The percentage of Medicaid dollars used for long-term care varies from state to state, due in part to different ratios of elderly population and eligibility requirements. Within certain federal guidelines, states have a fairly wide range of discretion to determine eligibility and reimbursement methodology.  Many states reimburse long-term care facilities using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care. Reasonable costs typically include allowances for staffing, administrative and general expenses, property, and equipment (e.g., real estate taxes, depreciation and fair rental).

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

Finally, the Patient Protection and Affordable Care Act of 2010 (“PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amends the PPACA (collectively, the “Health Reform Laws”) (further discussed below) may have a significant impact on Medicare, Medicaid, other federal health care programs, and private insurers, which impact the reimbursement amounts received by skilled nursing facilities and other health care providers. The Health Reform Laws could have a substantial and material adverse effect on all parties directly or indirectly involved in the health care system.

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

All health care providers, including, but not limited to skilled nursing facilities and hospitals (and seniors housing facilities that receive Medicaid payments) are also subject to the Federal Anti-Kickback Statute, which generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal health care program, such as Medicare or Medicaid. Skilled nursing facilities and hospitals are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs. Further, health care providers, including, but not limited to, skilled nursing facilities and hospitals (and seniors housing facilities that receive Medicaid payments), are subject to substantial financial penalties under the Civil

Monetary Penalties Act and the Federal False Claims Act and, in particular, actions under the Federal False Claims Act’s “whistleblower” provisions. Private enforcement of health care fraud has increased due in large part to amendments to the Federal False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits brought by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees.  Such whistleblower actions have been brought against nursing facilities on the basis of the alleged failure of the nursing facility to meet applicable regulations relating to its operations.  Significantly, if a claim is successfully adjudicated, the Federal False Claims Act provides for treble damages up to $11,000 per claim.

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

Additionally, other HIPAA provisions and regulations provide for communication of health information through standard electronic transaction formats and for the privacy and security of health information. In order to comply with the regulations, health care providers often must undertake significant operational and technical implementation efforts.  Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records and other personal health information about individuals. The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, passed in February 2009, strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. CMS issued an interim Final Rule which conformed HIPAA enforcement regulations to the HITECH Act, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million.  Higher penalties may accrue for violations of multiple requirements or prohibitions.  Additionally, on January 17, 2013, CMS released a final rule, which expands the applicability of HIPAA and HITECH and strengthens the government’s ability to enforce these laws.  The final rule broadens the definition of “business associate” and provides for civil money penalty liability against covered entities and business associates for the acts of their agents regardless of whether a business associate agreement is in place. Additionally, the final rule adopts certain changes to the HIPAA enforcement regulations to incorporate the increased and tiered civil monetary penalty structure provided by HITECH, and makes business associates of covered entities directly liable under HIPAA for compliance with certain of the HIPAA privacy standards and HIPAA security standards.  HIPAA violations are also potentially subject to criminal penalties.

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

As to transactions entered into in taxable years beginning after October 22, 2004 and on or prior to July 30, 2008, any of our income from a “clearly identified” hedging transaction that is entered into by us in the normal course of business, directly or indirectly, to manage the risk of interest rate movements, price changes or currency fluctuations with respect to borrowings or obligations incurred or to be incurred by us, or such other risks that are prescribed by the Internal Revenue Service, is excluded from the 95% gross income test.

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

Certain items are excluded from the 10% value test, including: (1) straight debt securities (as defined in Internal Revenue Code Section 1361(c)(5)) of an issuer (including straight debt that provides certain contingent payments); (2) any loan to an individual or an estate; (3) any rental agreement described in Section 467 of the Internal Revenue Code, other than with a “related person”; (4) any obligation to pay rents from real property; (5) certain securities issued by a state or any subdivision thereof, the District of Columbia, a foreign government, or any political subdivision thereof, or the Commonwealth of Puerto Rico; (6) any security issued by a REIT; and (7) any other arrangement that, as determined by the Secretary of the Treasury, is excepted from the definition of security (“excluded securities”). Special rules apply to straight debt securities issued by corporations and entities taxable as partnerships for federal income tax purposes. If a REIT, or its taxable REIT subsidiary, holds (1) straight debt securities of a corporate or partnership issuer and (2) securities of such issuer that are not excluded securities and have an aggregate value greater than 1% of such issuer’s outstanding securities, the straight debt securities will be included in the 10% value test.

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

The Internal Revenue Service may reallocate costs between a REIT and its taxable REIT subsidiary where there is a lack of arm’s-length dealing between the parties. Any deductible expenses allocated away from a taxable REIT subsidiary would increase its tax liability. Further, any amount by which a REIT understates its deductions and overstates those of its taxable REIT subsidiary may, subject to certain exceptions, be subject to a 100% tax. Additional taxable REIT subsidiary elections may be made in the future for additional entities in which we obtain an interest.

Annual Distribution Requirements.  In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration. The amount distributed must not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates.  As discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We believe we have satisfied the annual distribution requirements for the year of our initial REIT election and each year thereafter through the year ended December 31, 2012. Although we intend to make timely distributions sufficient to satisfy these annual distribution requirements for subsequent years, economic, market, legal, tax or other factors could limit our ability to meet those requirements. See “Item 1A — Risk Factors.”

It is also possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement, or to distribute such greater amount as may be necessary to avoid income and excise taxation, due to, among other things, (1) timing differences between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of income and deduction of expenses in arriving at our taxable income, or (2) the payment of severance benefits that may not be deductible to us. In the event that timing differences occur, we may find it necessary to arrange for borrowings or, if possible, pay dividends in the form of taxable stock dividends in order to meet the distribution requirement.

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

•     a citizen or resident of the United State s;

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

Generally, for taxable years following the year ended December 31, 2012, the maximum marginal rate of tax payable by individuals on dividends received from corporations that are subject to a corporate level of tax is 20%. Except in limited circumstances, this tax rate will not apply to dividends paid to you by us on our shares, because generally we are not subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our stockholders. The reduced maximum federal income tax rate will apply to that portion, if any, of dividends received by you with respect to our shares that are attributable to: (1) dividends received by us from non-REIT corporations or other taxable REIT subsidiaries; (2) income from the prior year with respect to which we were required to pay federal corporate income tax during the prior year (if, for example, we did not distribute 100% of our REIT taxable income for the prior year); or (3) the amount of any earnings and profits that were distributed by us and accumulated in a non-REIT year.

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

Gain from the sale or exchange of our shares held for more than one year is generally taxed at a maximum long-term capital gain rate of 20% in the case of stockholders who are individuals and 35% in the case of stockholders that are corporations.  Pursuant to Internal Revenue Service guidance, we may classify portions of our capital gain dividends as gains eligible for the long-term capital gains rate or as gain taxable to individual stockholders at a maximum rate of 25%.  Capital losses recognized by a stockholder upon the disposition of our shares held for more than one year at the time of disposition will be considered long term capital losses, and are generally available only to offset capital gain income of the stockholder but not ordinary income (except in the case of individuals, who may offset up to $3,000 of ordinary income each year).

An additional tax of 3.8% generally will be imposed on the “net investment income” of U.S. stockholders who meet certain requirements and are individuals, estates or certain trusts for taxable years beginning after December 31, 2012.  Among other items, “net investment income” generally includes gross income from dividends and net gain attributable to the disposition of certain property, such as shares of our common stock or warrants. In the case of individuals, this tax will only apply to the extent such individual’s modified adjusted gross income exceeds $200,000 ($250,000 for married couples filing a joint return and surviving spouses, and $125,000 for married individuals filing a separate return). U.S. stockholders should consult their tax advisors regarding the possible applicability of this additional tax in their particular circumstances.

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

     Withholding tax at a rate of 30% will be imposed on certain payments to you or certain foreign financial institutions (including investment funds) and other non-US persons receiving payments on your behalf, including distributions in respect of shares of our stock and gross proceeds from the sale of shares of our stock, if you or such institutions fail to comply with certain due diligence, disclosure and reporting rules, as set forth in recently issued Treasury regulations. Accordingly, the entity through which shares of our stock are held will affect the determination of whether such withholding is required. Withholding will apply to payments of dividends made after December 31, 2013, and to payments of gross proceeds from a sale of shares of our stock made after December 31, 2016.  Stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit of such exemption or reduction.  Additional requirements and conditions may be imposed pursuant to an intergovernmental agreement, if and when entered into, between the United States and such institution’s home jurisdiction. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. You are encouraged to consult with your tax advisor regarding U.S. withholding taxes and the application of the recently issued Treasury regulations in light of your particular circumstances.

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

Your gain or loss generally will be capital gain or loss. This capital gain or loss will be long-term capital gain or loss if at the time of the sale or other disposition you have held the notes for more than one year. Subject to limited exceptions, your capital losses cannot be used to offset your ordinary income (except in the case of individuals, who may offset up to $3,000 of ordinary income each year).

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

     Withholding tax at a rate of 30% will be imposed on payments of interest (including original issue discount) and gross proceeds of sale in respect of debt instruments to you or certain foreign financial institutions (including investment funds) and other non-US persons receiving payments on your behalf, if you or such institutions fail to comply with certain due diligence, disclosure and reporting rules, as set forth in recently issued Treasury regulations. However, the Treasury regulations generally exempt from such withholding requirement obligations, such as debt instruments, issued before January 1, 2014, provided that any material modification of such an obligation made after such date will result in such obligation being considered newly issued as of the effective date of such modification. These withholding rules are generally effective with respect to payments of interest made after December 31, 2013, and with respect to proceeds of sales received after December 31, 2016. We will not pay any additional amounts to any holders or our debt instruments in respect of any amounts withheld. You are encouraged to consult with your tax advisor regarding U.S. withholding taxes and the application of the recently issued Treasury regulations in light of your particular circumstances.

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

This Annual Report on Form 10-K and the documents incorporated by reference contain statements that constitute “forward-looking statements” as that term is defined in the federal securities laws. These forward-looking statements include, but are not limited to, those regarding:

•     the possible expansion of our portfolio, including our ability to close our anticipated acquisitions and investments on currently anticipated terms, or within currently anticipated timeframes, or at all;

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

•     the movement of U.S. and foreign currency exchange rates;

•     qualification as a REIT;

•     key management personnel recruitment and retention; and

•     the risks described below:

Risk factors related to our operators’ revenues and expenses

Our operators’ revenues are primarily driven by occupancy, private pay rates, and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts and state budget shortfalls. Operating costs continue to increase for our operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating enough cash to make payments to us, the credit of our operator and the value of other collateral would have to be relied upon. To the extent the value of such property is reduced, we may need to record an impairment for such asset. Furthermore, if we determine to dispose of an underperforming property, such sale may result in a loss. Any such impairment or loss on sale would negatively affect our financial results.

The continued weakened economy may have an adverse effect on our operators and tenants, including their ability to access credit or maintain occupancy and/or private pay rates. If the operations, cash flows or financial condition of our operators are materially adversely impacted by economic conditions, our revenue and operations may be adversely affected.

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

Risk factors related to government regulations

Some of our obligors’ businesses are affected by government reimbursement. To the extent that an operator/tenant receives a significant portion of its revenues from government payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing government investigations and audits at such property. In recent years, government payors have frozen or reduced payments to health care providers due to budgetary pressures. Health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our obligors and properties. There can be no assurance that adequate reimbursement levels will be available for services provided by any property operator, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor’s liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us. See “Item 1 — Business — Certain Government Regulations — Reimbursement” above.

Our operators and tenants generally are subject to varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards.  Our operators’ or tenants’ failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state health care programs, loss of license or closure of the facility. Such actions may have an effect on our operators’ or tenants’ ability to make lease payments to us and, therefore, adversely impact us. See “Item 1 — Business — Certain Government Regulations — Other Related Laws” above.

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

The Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Laws”), provides states with an increased federal medical assistance percentage under certain conditions. On June 28, 2012, The United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow states not to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear whether any state will pursue this option, although at least some appear to be considering this option at this time. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets. While the federal government will pay for approximately 100% of those additional costs from 2014 to 2016, states will be expected to begin paying for part of those additional costs in 2017. With increasingly strained budgets, it is unclear how states will pay their share of these additional Medicaid costs and what other health care expenditures could be reduced as a result. A significant reduction in other health care related spending by states to pay for increased Medicaid costs could affect our tenants’ revenue streams. See “Item 1 — Business — Certain Government Regulations — Reimbursement” above and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Health Care Industry—Health Reform Laws” below.

More generally, and because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our tenants.

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

Risk factors related to acquisitions

We are exposed to the risk that some of our acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide construction funding to an operator/tenant and the project is not completed, we may need to take steps to ensure completion of the project. Such expenditures may negatively affect our results of operations.  Furthermore, there can be no assurance that our anticipated acquisitions and investments, the completion of which is subject to various conditions, will be consummated in accordance with anticipated timing, on anticipated terms, or at all.

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

Risk factors related to our seniors housing operating properties

We are exposed to various operational risks with respect to our seniors housing operating properties that may increase our costs or adversely affect our ability to generate revenues.  These risks include fluctuations in occupancy, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; state regulation and rights of residents related to entrance fees; the availability and increases in the cost of labor (as a result of unionization or otherwise).  Any one or a combination of these factors may adversely affect our revenue and operations.

Risk factors related to life science facilities

Our tenants in the life science industry face high levels of regulation, expense and uncertainty that may adversely affect their ability to make payments to us. Research, development and clinical testing of products and technologies can be very expensive and sources of funds may not be available to our life science tenants in the future. The products and technologies that are developed and manufactured by our life science tenants may require regulatory approval prior to being made, marketed, sold and used. The regulatory process can be costly, long and unpredictable. Even after a tenant gains regulatory approval and market acceptance, the product still presents regulatory and liability risks, such as safety concerns, competition from new products and eventually the expiration of patent protection. These factors may affect the ability of our life science tenants to make timely payments to us, which may adversely affect our revenue and operations.

Risk factors related to indebtedness

Permanent financing for our investments is typically provided through a combination of public offerings of debt and equity securities and the incurrence or assumption of secured debt. The incurrence or assumption of indebtedness may cause us to become more leveraged, which could (1) require us to dedicate a greater portion of our cash flow to the payment of debt service, (2) make us more vulnerable to a downturn in the economy, (3) limit our ability to obtain additional financing, or (4) negatively affect our credit ratings or outlook by one or more of the rating agencies.

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

Risk factors related to swaps

We enter into interest rate swap agreements from time to time to manage some of our exposure to interest rate and foreign currency exchange rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates or foreign currency exchange rates. When we use forward-starting interest rate swaps, there is a risk that we will not complete the long-term borrowing against which the swap is intended to hedge. If such events occur, our results of operations may be adversely affected.

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

In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy, rental rates and capital costs. If our financial projections with respect to a new property are inaccurate as a result of increases in capital costs or other factors, the property may fail to perform as we expected in analyzing our investment. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties that are not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property.

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

Ownership of property outside the United States may subject us to different or greater risks than those associated with our domestic operations

We have operations in Canada and the United Kingdom.  International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations.  These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings; foreign ownership restrictions with respect to operations in countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the United States that affect foreign operations.  If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

Risk factors related to changes in currency exchange rates

As we expand our operations internationally, currency exchange rate fluctuations could affect our results of operations and financial position.  We expect to generate an increasing portion of our revenue and expenses in such foreign currencies as the Canadian dollar and the British pound.  Although we may enter into foreign exchange agreements with financial institutions and/or obtain local currency mortgage debt in order to reduce our exposure to fluctuations in the value of foreign currencies, we cannot assure you that foreign currency fluctuations will not have a material adverse effect on us.

We might fail to qualify or remain qualified as a REIT

We intend to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and believe we have and will continue to operate in such a manner. If we lose our status as a REIT, we will face serious income tax consequences that will substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders because:

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

Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of U.S. federal and other income taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. If we do not qualify as a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required to pay dividends to stockholders in order to maintain REIT status or avoid an excise tax. See “Item 1 — Business — Taxation — Federal Income Tax Considerations” for a discussion of the provisions of the Code that apply to us and the effects of failure to qualify as a REIT.

In addition, if we fail to qualify as a REIT, all distributions to stockholders would continue to be treated as dividends to the extent of our current and accumulated earnings and profits, although corporate stockholders may be eligible for the dividends received deduction, and individual stockholders may be eligible for taxation at the rates generally applicable to long-term capital gains (currently at a maximum rate of 20%) with respect to distributions.

As a result of all these factors, our failure to qualify as a REIT also could impair our ability to implement our business strategy and would adversely affect the value of our common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to remain qualified as a REIT. Although we believe that we qualify as a REIT, we cannot assure you that we will continue to qualify or remain qualified as a REIT for U.S. federal income tax purposes. See “Item 1 — Business — Taxation — Federal Income Tax Considerations” included in this Annual Report on Form 10-K.

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

The lease of qualified health care properties to a taxable REIT subsidiary is subject to special requirements

We lease certain qualified health care properties to taxable REIT subsidiaries (or limited liability companies of which the taxable REIT subsidiaries are members), which lessees contract with managers (or related parties) to manage the health care operations at these properties.  The rents from this taxable REIT subsidiary lessee structure are treated as qualifying rents from real property if (1) they are paid pursuant to an arms-length lease of a qualified health care property with a taxable REIT subsidiary and (2) the manager qualifies as an eligible independent contractor (as defined in the Code).  If any of these conditions are not satisfied, then the rents will not be qualifying rents.  See “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Income Tests.”

If certain sale-leaseback transactions are not characterized by the Internal Revenue Service as “true leases,” we may be subject to adverse tax consequences

We have purchased certain properties and leased them back to the sellers of such properties, and we may enter into similar transactions in the future. We intend for any such sale-leaseback transaction to be structured in such a manner that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, depending on the terms of any specific transaction, the Internal Revenue Service might take the position that the transaction is not a “true lease” but is more properly treated in some other manner. In the event any sale-leaseback transaction is challenged and successfully re-characterized by the Internal Revenue Service, we would not be entitled to claim the deductions for depreciation and cost recovery generally available to an owner of property. Furthermore, if a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests or income tests and, consequently, could lose our REIT status effective with the year of re-characterization.  See “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Asset Tests” and “— Income Tests.” Alternatively, the amount of our REIT taxable income could be recalculated, which may cause us to fail to meet the REIT annual distribution requirements for a taxable year.  See “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Annual Distribution Requirements.”

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own our corporate headquarters located at 4500 Dorr Street, Toledo, Ohio 43615. We also own corporate offices in Tennessee, lease corporate offices in Florida and California and have ground leases relating to certain of our properties. The following table sets forth certain information regarding the properties that comprise our consolidated real property and real estate loan investments as of December 31, 2012 (dollars in thousands):

	Seniors Housing Triple-Net			Seniors Housing Operating
Property Location	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)
Alabama	2	$20,922	$1,688	2	$33,059	$5,494
Arizona	2	14,287	1,364	4	43,930	16,143
California	3	31,144	4,296	40	1,095,637	268,985
Colorado	4	85,485	9,771	2	59,281	17,414
Connecticut	23	215,401	22,354	14	340,487	101,889
Delaware	10	157,444	15,741	-	-	-
Florida	39	630,924	50,877	1	5,706	4,366
Georgia	7	148,727	10,068	5	42,996	20,149
Idaho	1	17,253	1,970	-	-	-
Illinois	13	293,843	25,015	5	287,632	45,930
Indiana	18	249,678	24,969	-	-	-
Iowa	3	49,559	3,868	1	36,109	5,729
Kansas	8	158,640	15,494	2	52,492	10,515
Kentucky	11	66,869	8,764	1	23,099	6,416
Louisiana	1	4,914	1,376	-	-	-
Maine	-	-	-	1	25,884	5,269
Maryland	27	409,017	35,300	-	-	-
Massachusetts	34	451,096	53,093	13	319,158	83,638
Michigan	8	117,961	9,982	-	-	-
Minnesota	3	38,769	4,117	1	26,297	6,875
Mississippi	3	32,734	3,280	-	-	-
Missouri	2	30,470	2,790	2	71,148	9,562
Montana	1	6,914	1,366	-	-	-
Nebraska	4	37,170	4,067	-	-	-
Nevada	2	68,255	7,483	2	34,233	8,664
New Hampshire	12	185,972	19,868	2	51,208	10,103
New Jersey	56	1,215,282	96,180	-	-	-
New Mexico	-	-	-	1	20,102	1,375
New York	9	212,913	16,177	-	-	-
North Carolina	45	272,994	29,218	-	-	-
Ohio	28	239,641	32,809	3	191,366	13,233
Oklahoma	16	115,027	13,494	2	39,856	2,166
Oregon	1	3,643	733	-	-	-
Pennsylvania	45	803,478	81,401	-	-	-
Rhode Island	3	47,576	5,001	3	73,594	21,656
South Carolina	8	274,269	14,502	-	-	-
Tennessee	25	201,670	25,380	2	55,093	15,379
Texas	39	369,178	55,205	12	267,899	66,923
Utah	1	6,226	887	1	17,877	9,828
Vermont	2	27,728	2,917	1	29,373	6,172
Virginia	7	95,018	9,752	-	580,834 (2)	30,261 (2)
Washington	7	121,856	12,517	18	537,028	83,980
West Virginia	24	391,682	41,102	-	-	-
Wisconsin	15	195,883	19,913	-	-	-
Total domestic	572	8,117,512	796,149	141	4,361,378	878,114
International	1	37,138	673	13	587,158	76,434
Total	573	$8,154,650	$796,822	154	$4,948,536	$954,548

(1) Reflects annualized revenues adjusted for timing of investment.

(2) Amounts represent loan and related interest income for loan to Sunrise Senior Living that was acquired upon merger consummation on January 9, 2013. See Notes 6 and 21 to our consolidated financial statements for additional information.

	Medical Facilities
Property Location	Number of Properties	Total Investment	Annualized Revenues(1)
Alabama	3	$33,842	$4,467
Alaska	1	24,996	3,309
Arizona	4	78,379	9,554
Arkansas	1	28,238	2,836
California	16	508,627	56,676
Colorado	1	6,008	622
Florida	41	548,568	52,370
Georgia	11	190,250	22,004
Idaho	1	19,288	2,677
Illinois	3	28,369	4,863
Indiana	7	136,101	15,732
Kansas	5	45,450	8,154
Kentucky	1	27,583	3,172
Louisiana	2	20,111	1,814
Maine	1	25,172	2,933
Maryland	1	21,119	69
Massachusetts	1	9,270	4,249
Minnesota	5	100,419	13,619
Missouri	6	156,078	14,099
Nebraska	3	149,739	16,885
Nevada	6	72,865	6,410
New Jersey	8	279,849	46,813
New Mexico	3	39,271	3,198
New York	8	89,684	9,520
North Carolina	10	55,385	5,930
Ohio	10	100,298	10,493
Oklahoma	2	17,475	2,344
Oregon	1	766	-
Pennsylvania	1	18,714	3,286
Tennessee	8	97,935	9,494
Texas	47	870,139	78,499
Virginia	4	68,400	6,327
Washington	5	149,070	7,804
Wisconsin	19	302,365	30,112
Total	246	$4,319,823	$460,334

(1) Reflects annualized revenues adjusted for timing of investment.

The following table sets forth occupancy, coverages and average annualized revenues for certain property types (excluding investments in unconsolidated entities):

	Occupancy(1)		Coverages(1,2)		Average Annualized Revenues(3)
	2012	2011	2012	2011	2012	2011
Seniors housing triple-net(4)	89.9%	88.2%	1.34x	1.38x	$14,509	$15,001	per unit
Skilled nursing/post-acute(4)	87.4%	88.0%	1.75x	2.22x	11,681	9,954	per bed
Seniors housing operating(5)	92.3%	90.1%	n/a	n/a	54,183	47,432	per unit
Hospitals(4)	60.3%	59.0%	2.40x	2.47x	49,244	43,929	per bed
Medical office buildings(6)	94.4%	93.4%	n/a	n/a	28	27	per sq. ft.

(1) We use unaudited, periodic financial information provided solely by tenants/borrowers to calculate occupancy and coverages for properties other than medical office buildings and have not independently verified the information.

(2) Represents the ratio of our triple-net customers' earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. Data reflects the 12 months ended September 30 for the periods presented.

(3) Represents annualized revenues divided by total beds, units or square feet as presented in the tables above.

(4) Occupancy represents average quarterly operating occupancy based on the quarters ended September 30 and excludes properties that are unstabilized, closed or for which data is not available or meaningful.

(5) Occupancy for seniors housing operating represents average occupancy for the three months ended December 31.

(6) Medical office building occupancy represents the percentage of total rentable square feet leased and occupied (including month-to-month and holdover leases and excluding terminations and discontinued operations) as of December 31.

The following table sets forth information regarding lease expirations for certain portions of our portfolio as of December 31, 2012 (dollars in thousands):

	Expiration Year
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Thereafter

Seniors housing triple-net:
Properties	18	15	1	-	34	51	-	12	55	10	357
Base rent(1)	$13,437	$25,900	$4,669	$-	$15,594	$37,194	$-	$14,944	$60,927	$12,817	$566,733
% of base rent	1.8%	3.4%	0.6%	0.0%	2.1%	4.9%	0.0%	2.0%	8.1%	1.7%	77.1%

Hospitals:
Properties	-	-	-	-	3	-	-	-	-	-	23
Base rent(1)	$-	$-	$-	$-	$2,350	$-	$-	$-	$-	$-	$77,818
% of base rent	0.0%	0.0%	0.0%	0.0%	2.9%	0.0%	0.0%	0.0%	0.0%	0.0%	97.1%

Medical office buildings:
Square feet	600,865	641,228	724,578	752,263	1,073,659	693,746	652,059	693,517	823,656	1,944,163	3,091,420
Base rent(1)	$25,283	$13,384	$15,806	$16,413	$25,464	$14,679	$15,096	$15,650	$20,233	$38,860	$77,721
% of base rent	9.1%	4.8%	5.7%	5.9%	9.1%	5.3%	5.4%	5.6%	7.3%	13.9%	27.9%

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

     In August 2012, we entered into a merger agreement with Sunrise Senior Living, Inc. (“Sunrise”). Following the announcement of the merger agreement, complaints were filed in the U.S. District Court for the Eastern District of Virginia and the Chancery Court for the State of Delaware challenging the merger. The complaints challenge the merger on behalf of a putative class of Sunrise public stockholders, and name as defendants Sunrise, its directors and us. The complaints generally allege that the individual defendants breached their fiduciary duties in connection with the merger and that the entity defendants aided and abetted that breach. The complaint filed in the U.S. District Court for the Eastern District of Virginia additionally alleges that the preliminary proxy statement filed with the Securities and Exchange Commission by Sunrise fails to provide material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder.  The complaints seek, among other things, injunctive relief against the merger, unspecified damages and an award of plaintiffs’ expenses, including attorneys’ fees. On December 5, 2012, the parties executed a Memorandum of Understanding (the “MOU”) that provisionally settles the lawsuits subject to a number of conditions.  On January 17, 2013, the parties filed a Joint Motion to Stay the Proceedings in the U.S. District Court for the Eastern District of Virginia based upon the MOU and, on January 23, 2013, the U.S. District Court for the Eastern District of Virginia entered an order staying the proceedings for six (6) months as the parties complete the settlement process.  On February 11, 2013, the parties filed a [Proposed] Order Staying All Proceedings in the Chancery Court for the State of Delaware and, on February 13, 2013, the Chancery Court for the State of Delaware entered an order staying the proceedings pending the completion of the settlement process in the lawsuit in the U.S. District Court for the Eastern District of Virginia.  On January 9, 2013, we completed our acquisition of the Sunrise property portfolio. Please see Note 21 to our consolidated financial statements for additional information.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 4,936 stockholders of record as of January 31, 2013. The following table sets forth, for the periods indicated, the high and low prices of our common stock on the New York Stock Exchange (NYSE:HCN), and common dividends paid per share:

	Sales Price		Dividends
	High	Low	Paid
2012
First Quarter	$57.66	$53.26	$0.740
Second Quarter	58.34	52.40	0.740
Third Quarter	62.80	56.48	0.740
Fourth Quarter	61.33	56.88	0.740

2011
First Quarter	$52.74	$46.75	$0.690
Second Quarter	55.21	49.79	0.715
Third Quarter	54.63	41.03	0.715
Fourth Quarter	55.17	43.65	0.715

Our Board of Directors has approved a new quarterly cash dividend rate of $0.765 per share of common stock per quarter, commencing with the February 2013 dividend. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors.

Stockholder Return Performance Presentation

Set forth below is a line graph comparing the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S & P Composite-500 Stock Index and the FTSE NAREIT Equity Index. As of December 31, 2012, 126 companies comprised the FTSE NAREIT Equity Index. The Index consists of REITs identified by NAREIT as equity (those REITs which have at least 75% of their investments in real property). The data are based on the closing prices as of December 31 for each of the five years. 2007 equals $100 and dividends are assumed to be reinvested.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
S & P 500	100.00	63.00	79.68	91.68	93.61	108.59
Health Care REIT, Inc.	100.00	100.30	113.19	129.42	156.94	185.53
FTSE NAREIT Equity	100.00	62.27	79.70	101.98	110.42	132.18

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 through October 31, 2012	-	$-
November 1, 2012 through November 30, 2012	5,804	59.37
December 1, 2012 through December 31, 2012	-	-
Totals	5,804	$59.37

(1) During the three months ended December 31, 2012, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 6.  Selected Financial Data

The following selected financial data for the five years ended December 31, 2012 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31,
	2008	2009	2010	2011	2012
Operating Data
Revenues(1)	$407,458	$445,564	$578,571	$1,330,060	$1,822,099
Expenses(1)	313,044	337,628	542,071	1,217,450	1,636,446
Income from continuing operations before income taxes and income from unconsolidated entities	94,414	107,936	36,500	112,610	185,653
Income tax expense	(1,306)	(168)	(364)	(1,388)	(7,612)
Income from unconsolidated entities	-	-	6,673	5,772	2,482
Income from continuing operations	93,108	107,768	42,809	116,994	180,523
Income from discontinued operations, net(1)	190,317	85,159	86,075	95,722	114,317
Net income	283,425	192,927	128,884	212,716	294,840
Preferred stock dividends	23,201	22,079	21,645	60,502	69,129
Preferred stock redemption charge	-	-	-	-	6,242
Net income (loss) attributable to noncontrolling interests	126	(342)	357	(4,894)	(2,415)
Net income attributable to common stockholders	$260,098	$171,190	$106,882	$157,108	$221,884

Other Data
Average number of common shares outstanding:
Basic	93,732	114,207	127,656	173,741	224,343
Diluted	94,309	114,612	128,208	174,401	225,953

Per Share Data
Basic:
Income from continuing operations attributable to common stockholders	$0.74	$0.75	$0.16	$0.35	$0.48
Discontinued operations, net	2.03	0.75	0.67	0.55	0.51
Net income attributable to common stockholders *	$2.77	$1.50	$0.84	$0.90	$0.99
Diluted:
Income from continuing operations attributable to common stockholders	$0.74	$0.75	$0.16	$0.35	$0.48
Discontinued operations, net	2.02	0.74	0.67	0.55	0.51
Net income attributable to common stockholders *	$2.76	$1.49	$0.83	$0.90	$0.98

Cash distributions per common share	$2.70	$2.72	$2.74	$2.835	$2.960

* Amounts may not sum due to rounding

(1) We have reclassified the income and expenses attributable to properties sold prior to or held for sale at December 31, 2012, to discontinued operations for all periods presented. See Note 5 to our audited consolidated financial statements.

	December 31,
Balance Sheet Data	2008	2009	2010	2011	2012
Net real estate investments	$5,854,179	$6,080,620	$8,590,833	$13,942,350	$17,423,009
Total assets	6,215,031	6,367,186	9,451,734	14,924,606	19,549,109
Total long-term obligations	2,847,676	2,414,022	4,469,736	7,240,752	8,531,899
Total liabilities	2,976,746	2,559,735	4,714,081	7,612,309	8,993,998
Total preferred stock	289,929	288,683	291,667	1,010,417	1,022,917
Total equity	3,238,285	3,807,451	4,733,100	7,278,647	10,520,519

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2012 Key Performance Indicators, Trends and Uncertainties Corporate Governance	43 43 44 44 45 47

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	47 48 48 49

RESULTS OF OPERATIONS

Summary Seniors Housing Triple-net Senior Housing Operating Medical Facilities Non-Segment/Corporate	51 52 54 56 58

NON-GAAP FINANCIAL MEASURES & OTHER

FFO Reconciliation Adjusted EBITDA Reconciliation NOI Reconciliation	59 61 62
Health Care Industry	64
Critical Accounting Policies	67

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

Executive Summary

Company Overview

     Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of seniors housing and health care real estate since the company was founded in 1970.  We are an S&P 500 company headquartered in Toledo, Ohio. Our portfolio spans the full spectrum of seniors housing and health care real estate, including seniors housing communities, skilled nursing/post-acute facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.

     The following table summarizes our consolidated portfolio as of December 31, 2012:

	Investments	Percentage of	Number of
Type of Property	(in thousands)	Investments	Properties
Seniors housing triple-net	$8,154,650	46.8%	573
Seniors housing operating(1)	4,948,536	28.4%	154
Medical facilities(2)	4,319,823	24.8%	246
Totals	$17,423,009	100.0%	973

(1) Excludes 39 properties with an investment amount of $427,187,000 which relates to our share of investments in unconsolidated entities with Chartwell. Please see Note 7 to our consolidated financial statements for additional information.

(2) Excludes 13 properties with an investment amount of $375,780,000 which relates to our share of investments in unconsolidated entities with Forest City and a strategic medical partnership. Please see Note 7 to our consolidated financial statements for additional information.

Business Strategy

     Our primary objectives are to protect stockholder capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders as a result of annual increases in net operating income and portfolio growth. To meet these objectives, we invest across the full spectrum of seniors housing and health care real estate and diversify our investment portfolio by property type, customer and geographic location.

     Substantially all of our revenues are derived from operating lease rentals, resident fees and services, and interest earned on outstanding loans receivable. These items represent our primary sources of liquidity to fund distributions and depend upon the continued ability of our obligors to make contractual rent and interest payments to us and the profitability of our operating properties. To the extent that our customers/partners experience operating difficulties and become unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property. Our proactive and comprehensive asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections, and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division actively manages and monitors the medical office building portfolio with a comprehensive process including tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs, and market conditions among other things. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends.  We evaluate the operating environment in each property’s market to determine the likely trend in operating performance of the facility.  When we identify unacceptable trends, we seek to mitigate, eliminate or transfer the risk. Through these efforts, we are generally able to intervene at an early stage to address any negative trends, and in so doing, support both the collectability of revenue and the value of our investment.

     In addition to our asset management and research efforts, we also structure our investments to help mitigate payment risk. Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.

     For the year ended December 31, 2012, rental income, resident fees and services and interest and other income represented 61%, 37%, and 2% respectively, of total revenues (including discontinued operations).  Substantially all of our operating leases are designed

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

     Our primary sources of cash include rent and interest receipts, resident fees and services, borrowings under our primary unsecured line of credit arrangement, public issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses and general and administrative expenses.  Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund these uses of cash.

     We also continuously evaluate opportunities to finance future investments.  New investments are generally funded from temporary borrowings under our primary unsecured line of credit arrangement, internally generated cash and the proceeds from investment dispositions. Our investments generate cash from net operating income and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under our primary unsecured line of credit arrangement, has historically been provided through a combination of the issuance of public debt and equity securities and the incurrence or assumption of secured debt.

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured line of credit arrangement. At December 31, 2012, we had $1.0 billion of cash and cash equivalents, $107.7 million of restricted cash and $2.0 billion of available borrowing capacity under our primary unsecured line of credit arrangement.  Please see Note 21 of our consolidated financial statements for information regarding subsequent events that impact our liquidity.

Capital Market Outlook

     The capital markets remain supportive of our investment strategy. For the year ended December 31, 2012, we raised over $6.0 billion in aggregate gross proceeds through issuance of common and preferred stock, unsecured debt and a Canadian denominated term loan. The capital raised, in combination with available cash and borrowing capacity under our primary unsecured line of credit arrangement, supported $4.9 billion in gross new investments for the year. We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2012

     We completed the following capital transactions during the year ended December 31, 2012:

•         issued 64.4 million shares of common stock, generating $3.4 billion of proceeds in three public issuances;

•         raised $120.4 million in proceeds from issuance of 2.1 million shares of common stock under our DRIP;

•         issued 11.5 million shares of 6.5% preferred stock, generating $287.5 million of proceeds, and redeemed $275 million of 7.716% preferred stock;

•         issued $1.8 billion of senior unsecured notes with average rates of 3.7% and average terms of 10.5 years;

•         funded $250 million Canadian denominated unsecured term loan to help hedge our Chartwell investment;

•         completed the redemption/conversion of $293.7 million of 4.75% convertible senior unsecured notes; and

•         extinguished $360 million of secured debt bearing a weighted-average interest rate of 4.67%.

     We completed $4.9 billion of gross investments during the year, including 76% from existing relationships.  The following summarizes investments made during the year ended December 31, 2012 (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Acquisitions/JVs:
Seniors housing triple-net	51	$1,068,123	7.3%	$1,071,438
Seniors housing operating	80	2,029,109	6.7%	1,840,524
Medical facilities	35	791,279	6.9%	837,705
Total acquisitions/JVs	166	3,888,511	7.0%	3,749,667
Construction in progress		314,514		314,514
Loan advances(4)		665,094		665,094
Total		$4,868,119		$4,729,275

(1) Represents stated purchase price including cash and any assumed debt but excludes fair value adjustments pursuant to U.S. GAAP.
(2) Represents annualized contractual or projected income to be received in cash divided by investment amounts.
(3) Represents amounts recorded on our books including fair value adjustments pursuant to U.S. GAAP. See Notes 3, 6 and 7 to our consolidated financial statements for additional information.

(4) Includes $580,834,000 in advances under the Sunrise loan which was acquired upon merger consummation on January 9, 2013. See Note 21 to our consolidated financial statements for additional information.

     We completed $534 million of dispositions during the year, generating $635 million in proceeds and $101 million in net gains.  The following summarizes dispositions made during the year ended December 31, 2012 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Property sales:
Seniors housing triple-net	73	$489,216	8.5%	$372,378
Seniors housing operating	-	-	0.0%	-
Medical facilities	18	133,055	9.9%	149,344
Total property sales	91	622,271	8.8%	521,722
Loan payoffs	5	12,555		12,555
Total dispositions	96	$634,826		$534,277

(1) Represents proceeds received upon disposition including any seller financing. See Notes 5 and 6 to our consolidated financial statements for additional information.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition.

The following other events occurred during the year ended December 31, 2012:

•         Our Board of Directors increased the annual cash dividend to $3.06 per common share ($0.765 per share quarterly), as compared to $2.96 per common share for 2012, beginning in February 2013.  The dividend declared for the quarter ended December 31, 2012 represents the 167th consecutive quarterly dividend payment.

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

     Operating Performance. We believe that net income attributable to common stockholders (“NICS”) is the most appropriate earnings measure. Other useful supplemental measures of our operating performance include funds from operations (“FFO”), net operating income from continuing operations (“NOI”) and same store cash NOI (“SSCNOI”); however, these supplemental measures are not defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations of FFO, NOI and SSCNOI. These earnings measures and their relative per share amounts are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2010	2011	2012

Net income attributable to common stockholders	$106,882	$157,108	$221,884
Funds from operations	280,022	524,902	697,557
Net operating income from continuing operations	500,784	952,321	1,251,982
Same store cash net operating income	322,691	331,999	334,077

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

	Year Ended December 31,
	2010	2011	2012

Debt to book capitalization ratio	49%	50%	45%
Debt to undepreciated book capitalization ratio	45%	46%	41%
Debt to market capitalization ratio	38%	38%	33%

Adjusted interest coverage ratio	3.39x	3.02x	3.31x
Adjusted fixed charge coverage ratio	2.76x	2.37x	2.58x

     Concentration Risk. We evaluate our concentration risk in terms of asset mix, investment mix, customer mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property. In order to qualify as an equity REIT, at least 75% of our real estate investments must be real property whereby each property, which includes the land, buildings, improvements, intangibles and related rights, is owned by us. Investment mix measures the portion of our investments that relate to our various property types. Customer mix measures the portion of our investments that relate to our top five customers. Geographic mix measures the portion of our investments that relate to our top five states (or international equivalents). The following table reflects our recent historical trends of concentration risk by investment balance for the periods presented:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31,
	2010	2011	2012

Asset mix:
Real property	91%	95%	91%
Real estate loans receivable	5%	2%	5%
Investments in unconsolidated entities	4%	3%	4%

Investment mix:(1)
Seniors housing triple-net	53%	54%	47%
Seniors housing operating	13%	20%	28%
Medical facilities	34%	26%	25%

Customer mix:(1)
Genesis HealthCare, LLC		18%	15%
Sunrise Senior Living Inc.			6%
Merrill Gardens L.L.C.	9%	8%	6%
Belmont Village, LP			5%
Benchmark Senior Living, LLC		6%	5%
Brandywine Senior Living, LLC	7%	5%
Senior Living Communities, LLC	7%	4%
Senior Star Living	5%
Brookdale Senior Living Inc.	4%
Remaining customers	68%	59%	63%

Geographic mix:(1)
California	10%	10%	9%
Texas	8%	7%	9%
New Jersey		10%	9%
Florida	11%	7%	7%
Pennsylvania			5%
Massachusetts		6%
Washington	6%
Ohio	6%
Remaining	59%	60%	61%

(1) Excludes our share of investments in unconsolidated entities.

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Annual Report on Form 10-K. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for further discussion of these risk factors.

Corporate Governance

     Maintaining investor confidence and trust has become is important in today’s business environment. Our Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on the Internet at www.hcreit.com.

Liquidity and Capital Resources

Sources and Uses of Cash

     Our primary sources of cash include rent and interest receipts, resident fees and services, borrowings under our primary unsecured line of credit arrangement, public issuances of debt and equity securities, proceeds from investment dispositions and principal

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses, and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.  The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December, 31	December, 31			December, 31
	2010	2011	$	%	2012	$	%	$	%

Beginning cash and cash equivalents	$35,476	$131,570	$96,094	271%	$163,482	$31,912	24%	$128,006	361%
Cash provided from (used in):
Operating activities	364,741	588,224	223,483	61%	818,133	229,909	39%	453,392	124%
Investing activities	(2,312,039)	(4,520,129)	(2,208,090)	96%	(3,592,979)	927,150	-21%	(1,280,940)	55%
Financing activities	2,043,392	3,963,817	1,920,425	94%	3,645,128	(318,689)	-8%	1,601,736	78%
Ending cash and cash equivalents	$131,570	$163,482	$31,912	24%	$1,033,764	$870,282	532%	$902,194	686%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI which is primarily due to acquisitions.  Please see “Results of Operations” for further discussion.

Investing Activities.  The changes in net cash used in investing activities are primarily attributable to net changes in real property investments, real estate loans receivable and investments in unconsolidated entities which are summarized above in “Key Transactions in 2012.”  Please refer to Notes 3, 6 and 7 of our consolidated financial statements for additional information.

     Financing Activities. The changes in net cash provided from financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuance/redemptions of common and preferred stock, and dividend payments which are summarized above in “Key Transactions in 2012.”  Please refer to Notes 9, 10 and 13 of our consolidated financial statements for additional information.

     Subsequent Events. Subsequent to December 31, 2012, we closed on a new unsecured line of credit arrangement and completed our acquisition of Sunrise Senior Living, Inc.  Please refer to Note 21 of our consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

     At December 31, 2012, we had investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate exposure. Please see Note 11 to our consolidated financial statements for additional information.  At December 31, 2012, we had nine outstanding letter of credit obligations. Please see Note 12 to our consolidated financial statements for additional information.

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of December 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter

Unsecured line of credit arrangements	$-	$-	$-	$-	$-
Senior unsecured notes(1)	6,145,457	300,000	501,054	1,150,000	4,194,403
Secured debt(1)	2,728,500	175,652	590,095	765,624	1,197,129
Contractual interest obligations	3,601,325	411,053	756,197	607,765	1,826,310
Capital lease obligations	85,853	73,562	10,203	1,118	970
Operating lease obligations	699,990	11,046	22,339	22,348	644,257
Purchase obligations	2,340,618	2,221,934	118,684	-	-
Other long-term liabilities	6,522	-	1,580	2,463	2,479
Total contractual obligations	$15,608,265	$3,193,247	$2,000,152	$2,549,318	$7,865,548

(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     At December 31, 2012, we had a $2,000,000,000 unsecured line of credit arrangement that is described in Note 9 to our consolidated financial statements.  At December 31, 2012, we had no balance outstanding under the unsecured line of credit arrangement.  Please see Note 21 to our consolidated financial statements for subsequent event information regarding our unsecured line of credit arrangement.

     We have $6,145,457,000 of senior unsecured notes principal outstanding with fixed annual interest rates ranging from 2.25% to 6.50%, payable semi-annually. A total of $494,403,000 of our senior unsecured notes are convertible notes that also contain put features.   Please see Note 10 to our consolidated financial statements for additional information.   In addition, we have a $250,000,000 Canadian denominated unsecured term loan (approximately $251,054,000 USD at exchange rates on December 31, 2012.)  The loan matures on July 27, 2015 and includes an option to extend for an additional year at our discretion.  Total contractual interest obligations on senior unsecured notes and the Canadian term loan totaled $2,777,745,000 at December 31, 2012.

     We have consolidated secured debt with total outstanding principal of $2,311,586,000, collateralized by owned properties, with annual interest rates ranging from 1.00% to 10.00%, payable monthly. The carrying values of the properties securing the debt totaled $3,953,516,000 at December 31, 2012. Total contractual interest obligations on consolidated secured debt totaled $757,025,000 at December 31, 2012. Our share of non-recourse secured debt associated with unconsolidated entities (as reflected in the contractual obligations table above) is $416,914,000 at December 31, 2012.  Our share of contractual interest obligations on our unconsolidated entities’ secured debt is $66,555,000 at December 31, 2012.

     At December 31, 2012, we had operating lease obligations of $699,990,000 relating primarily to ground leases at certain of our properties and office space leases and capital lease obligations of $85,853,000 relating to certain lease investment properties that contain bargain purchase options.

     Purchase obligations include $2,047,400,000 representing the cash portion of the Sunrise merger and management business sale commitments discussed in Note 21 to our audited financial statements.  Purchase obligations also include unfunded construction commitments and contingent purchase obligations. At December 31, 2012, we had outstanding construction financings of $162,984,000 for leased properties and were committed to providing additional financing of approximately $213,255,000 to complete construction. At December 31, 2012, we had contingent purchase obligations totaling $79,963,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

     Other long-term liabilities relate to our Supplemental Executive Retirement Plan, which is discussed in Note 19 to our consolidated financial statements.

Capital Structure

     As of December 31, 2012, we had total equity of $10,520,519,000 and a total debt balance of $8,450,347,000, which represents a debt to total book capitalization ratio of 45%. Our ratio of debt to market capitalization was 33% at December 31, 2012. For the year ended December 31, 2012, our adjusted interest coverage ratio was 3.31x and our adjusted fixed charge coverage ratio was 2.58x. Also, at December 31, 2012, we had $1,033,764,000 of cash and cash equivalents, $107,657,000 of restricted cash and $2,000,000,000 of available borrowing capacity under our primary unsecured line of credit arrangement.

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2012, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  A summary of certain covenants and our results as of and for the year ended December 31, 2012 is as follows:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Per Agreement
Covenant	Unsecured Line of Credit(1)	Senior Unsecured Notes	Actual At December 31, 2012
Total Indebtedness to Book Capitalization Ratio maximum:	60%	n/a	45%
Secured Indebtedness to Total Assets Ratio maximum:	30%	40%	12%
Total Indebtedness to Total Assets maximum:	n/a	60%	44%
Unsecured Debt to Unencumbered Assets maximum:	60%	n/a	38%
Adjusted Interest Coverage Ratio minimum:	n/a	1.50x	3.31x
Adjusted Fixed Charge Coverage minimum:	1.50x	n/a	2.58x

(1) Canadian denominated term loan covenants are the same as those contained in our primary unsecured line of credit agreement.

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

     On May 4, 2012, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of January 31, 2013, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of January 31, 2013, 3,752,914 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of January 31, 2013, we had $457,112,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Our primary sources of revenue include rent, resident fees and services, and interest income. Our primary expenses include interest expense, depreciation and amortization, property operating expenses, transaction costs and general and administrative expenses. These revenues and expenses are reflected in our Consolidated Statements of Comprehensive Income and are discussed in further detail below. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2010	2011	Amount	%	2012	Amount	%	Amount	%

Net income attributable to common stockholders	$106,882	$157,108	$50,226	47%	$221,884	$64,776	41%	$115,002	108%
Funds from operations	280,022	524,902	244,880	87%	697,557	172,655	33%	417,535	149%
Adjusted EBITDA	568,429	971,525	403,096	71%	1,264,091	292,566	30%	695,662	122%
Net operating income from continuing operations	500,784	952,321	451,537	90%	1,251,982	299,661	31%	751,198	150%
Same store cash NOI	322,691	331,999	9,308	3%	334,077	2,078	1%	11,386	4%

Per share data (fully diluted):
Net income attributable to common stockholders	$0.83	$0.90	$0.07	8%	$0.98	$0.08	9%	$0.15	18%
Funds from operations	2.18	3.01	0.83	38%	3.09	0.08	3%	0.91	42%

Adjusted interest coverage ratio	3.39x	3.02x	-0.37x	-11%	3.31x	0.29x	10%	-0.08x	-2%
Adjusted fixed charge coverage ratio	2.76x	2.37x	-0.39x	-14%	2.58x	0.21x	9%	-0.18x	-7%

     The following table represents the changes in outstanding common stock for the period from January 1, 2010 to December 31, 2012 (in thousands):

	Year Ended
	December 31, 2010	December 31, 2011	December 31, 2012	Totals
Beginning balance	123,385	147,097	192,275	123,385
Public offerings	20,700	41,400	64,400	126,500
DRIP issuances	1,957	2,534	2,136	6,627
ESP issuances	431	849	-	1,280
Senior note conversions	-	-	1,040	1,040
Preferred stock conversions	339	-	-	339
Option exercises	129	232	341	702
Other, net	156	163	182	501
Ending balance	147,097	192,275	260,374	260,374

Average number of shares outstanding:
Basic	127,656	173,741	224,343
Diluted	128,208	174,401	225,953

     We evaluate our business and make resource allocations on our three business segments: seniors housing triple-net, seniors housing operating and medical facilities. The primary performance measures for our properties are NOI and SSCNOI, which are discussed below.  Please see Note 17 to our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Triple-net

     The following is a summary of our NOI for the seniors housing triple-net segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2010	2011	$	%	2012	$	%	$	%
SSCNOI(1)	$217,230	$224,497	$7,267	3%	$226,481	$1,984	1%	$9,251	4%
Non-cash NOI attributable to same store properties(1)	7,591	6,254	(1,337)	-18%	4,688	(1,566)	-25%	(2,903)	-38%
NOI attributable to non same store properties(2)	98,246	356,888	258,642	263%	488,430	131,542	37%	390,184	397%
NOI	$323,067	$587,639	$264,572	82%	$719,599	$131,960	22%	$396,532	123%

(1) Due to increases in cash and non-cash revenues (described below) related to 235 same store properties.

(2) Primarily due to acquisitions of properties, which totaled 46, 184 and 51 for the years ended December 31, 2010, 2011 and 2012, respectively, and conversions of construction projects into revenue-generating properties, which totaled nine, seven and 11 for the years ended December 31, 2010, 2011 and 2012, respectively.

    The following is a summary of our results of operations for the seniors housing triple-net segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2010	2011	$	%	2012	$	%	$	%
Revenues:
Rental income	$283,505	$546,951	$263,446	93%	$692,807	$145,856	27%	$409,302	144%
Interest income	36,176	34,068	(2,108)	-6%	24,380	(9,688)	-28%	(11,796)	-33%
Other income	3,386	6,620	3,234	96%	2,412	(4,208)	-64%	(974)	-29%
Net operating income from continuing operations (NOI)	323,067	587,639	264,572	82%	719,599	131,960	22%	396,532	123%
Expenses:
Interest expense	(4,524)	238	4,762	n/a	4,601	4,363	1833%	9,125	-202%
Loss (gain) on derivatives, net	-	-	-	n/a	96	96	n/a	96	n/a
Depreciation and amortization	81,718	158,882	77,164	94%	203,987	45,105	28%	122,269	150%
Transaction costs	20,612	27,993	7,381	36%	35,705	7,712	28%	15,093	73%
Loss (gain) on extinguishment of debt, net	7,791	-	(7,791)	-100%	2,405	2,405	n/a	(5,386)	-69%
Provision for loan losses	29,684	-	(29,684)	-100%	27,008	27,008	n/a	(2,676)	-9%
	135,281	187,113	51,832	38%	273,802	86,689	46%	138,521	102%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	187,786	400,526	212,740	113%	445,797	45,271	11%	258,011	137%
Income tax expense	-	(143)	(143)	n/a	(2,852)	(2,709)	1894%	(2,852)	n/a
Income (loss) from unconsolidated entities	-	(9)	(9)	n/a	(33)	(24)	267%	(33)	n/a
Income from continuing operations	187,786	400,374	212,588	113%	442,912	42,538	11%	255,126	136%
Discontinued operations:
Gain (loss) on sales of properties, net	36,274	59,108	22,834	63%	116,838	57,730	98%	80,564	222%
Impairment of assets	-	(1,103)	(1,103)	n/a	(14,699)	(13,596)	1233%	(14,699)	n/a
Income from discontinued operations, net	50,269	40,869	(9,400)	-19%	36,040	(4,829)	-12%	(14,229)	-28%
Discontinued operations, net	86,543	98,874	12,331	14%	138,179	39,305	40%	51,636	60%
Net income	274,329	499,248	224,919	82%	581,091	81,843	16%	306,762	112%
Less: Net income attributable to noncontrolling interests	(18)	218	236	n/a	429	211	97%	447	-2483%
Net income attributable to common stockholders	$274,347	$499,030	$224,683	82%	$580,662	$81,632	16%	$306,315	112%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed seniors housing triple-net properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended December 31, 2012, we had no lease renewals but we had 12 leases with rental rate increasers ranging from 0.16% to 0.30% in our seniors housing triple-net portfolio.  The decrease in interest income is attributable to loan payoffs (see Note 6 to our consolidated financial statements for additional information).

Interest expense for the years ended December 31, 2012, 2011 and 2010 represents $13,572,000, $15,306,000 and $15,111,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations.  The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our seniors housing triple-net property secured debt principal activity (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2011		December 31, 2012
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$298,492	5.998%	$172,862	5.265%	$259,000	5.105%
Debt transferred	(131,214)	6.100%	-	0.000%	-	0.000%
Debt issued	81,977	4.600%	-	0.000%	9,387	4.080%
Debt assumed	78,794	5.867%	90,120	4.819%	83,002	5.304%
Debt extinguished	(150,982)	5.924%	-	0.000%	(128,818)	4.743%
Principal payments	(4,205)	4.388%	(3,982)	5.556%	(3,830)	5.556%
Ending balance	$172,862	5.265%	$259,000	5.105%	$218,741	5.393%

Monthly averages	$242,123	5.663%	$234,392	5.141%	$216,314	5.254%

In connection with secured debt extinguishments, we recognized losses of $7,791,000 and $2,405,000 during the years ended December 31, 2010 and 2012, respectively.

Depreciation and amortization increased primarily as a result of new property acquisitions and the conversions of newly constructed investment properties. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

Transaction costs represent costs incurred with property acquisitions (including due diligence costs, fees for legal and valuation services, and termination of pre-existing relationships computed based on the fair value of the assets acquired), lease termination fees and other similar costs.

Changes in gains on sales of properties are related to property sales which totaled 31, 39 and 73 for the years ended December 31, 2010, 2011 and 2012, respectively.  We recognized impairment losses on certain held-for-sale facilities as the fair value less estimated costs to sell exceeded our carrying values. The following illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at December 31, 2012 as discontinued operations for the periods presented.  Please refer to Note 5 to our consolidated financial statements for further discussion.

	Year Ended December 31,
	2010	2011	2012

Rental income	$99,398	$75,367	$55,274
Expenses:
Interest expense	19,635	15,058	8,971
Provision for depreciation	29,494	19,439	10,263
Income (loss) from discontinued operations, net	$50,269	$40,869	$36,040

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     During the year ended December 31, 2010, we recorded $29,684,000 of provision for loan losses, which is primarily attributable to the write-off of loans related to certain early stage seniors housing and CCRC development projects.  We did not record any provision for loan loss or have any loan write-offs for seniors housing triple-net investments during the year ended December 31, 2011. During the year ended December 31, 2012, we wrote off loans totaling $27,008,000, which is attributable to the write-off of one loan at an entrance fee community.  The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed in “Critical Accounting Policies” and Note 6 to our consolidated financial statements.

     During the year ended December 31, 2012 a portion of our seniors housing triple-net properties were formed through partnership interests. Net income attributable to noncontrolling interests for the year ended December 31, 2012 represents our partners’ share of net income (loss) relating to those properties. In connection with a seniors housing triple-net partnership, we also acquired a minority interest in a separate unconsolidated entity. This investment is reflected as an investment in unconsolidated entities on our consolidated balance sheet. Accordingly, our proportionate share of net income (loss) is reflected as income (loss) from unconsolidated entities on our consolidated income statement.

Seniors Housing Operating

As discussed in Note 3 to our consolidated financial statements, we completed additional acquisitions within our seniors housing operating segment during the year ended December 31, 2012. The results of operations for these properties have been included in our consolidated results of operations from the dates of acquisition. The seniors housing operating acquisitions were structured under RIDEA, which is discussed in Note 18 to our consolidated financial statements. When considering new acquisitions utilizing the RIDEA structure, we look for opportunities with best-in-class operators with a strong seasoned leadership team, high-quality real estate in attractive markets, growth potential above the standard rent escalators in our triple-net lease seniors housing portfolio, and alignment of economic interests with our operating partner.  Our seniors housing operating properties offer us the opportunity for external growth because we have the right to fund future seniors housing investment opportunities sourced by our operating partners. There were no seniors housing operating segment investments prior to September 1, 2010. As such, the increases in NOI are almost entirely attributable to property acquisitions which totaled 32, 58, and 80 for the years ended December 31, 2010, 2011 and 2012, respectively. The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2010	2011	$	%	2012	$	%	$	%
Revenues:
Resident fees and services	$51,006	$456,085	$405,079	794%	$697,494	$241,409	53%	$646,488	1267%
Interest income	-	-	-	n/a	6,208	6,208	n/a	6,208	n/a
	51,006	456,085	405,079	794%	703,702	247,617	54%	652,696	1280%
Property operating expenses	32,621	314,142	281,521	863%	471,678	157,536	50%	439,057	1346%
Net operating income from continuing operations (NOI)	18,385	141,943	123,558	672%	232,024	90,081	63%	213,639	1162%
Other expenses:
Interest expense	7,794	46,342	38,548	495%	67,524	21,182	46%	59,730	766%
Loss (gain) on derivatives, net	-	-	-	n/a	(1,921)	(1,921)	n/a	(1,921)	n/a
Depreciation and amortization	15,504	138,192	122,688	791%	165,798	27,606	20%	150,294	969%
Transaction costs	20,936	36,328	15,392	74%	12,756	(23,572)	-65%	(8,180)	-39%
Loss (gain) on extinguishment of debt, net	-	(979)	(979)	n/a	(2,697)	(1,718)	175%	(2,697)	n/a
	44,234	219,883	175,649	397%	241,460	21,577	10%	197,226	446%
Income from continuing operations before income from unconsolidated entities	(25,849)	(77,940)	(52,091)	202%	(9,436)	68,504	-88%	16,413	-63%
Income tax expense	(229)	-	229	n/a	(1,086)	(1,086)	n/a	(857)	374%
Income from unconsolidated entities	-	(1,531)	(1,531)	n/a	(6,364)	(4,833)	316%	(6,364)	n/a
Net income (loss)	(26,078)	(79,471)	(53,393)	205%	(16,886)	62,585	-79%	9,192	-35%
Less: Net income (loss) attributable to noncontrolling interests	(1,656)	(6,006)	(4,350)	263%	(3,015)	2,991	-50%	(1,359)	82%
Net income (loss) attributable to common stockholders	$(24,422)	$(73,465)	$(49,043)	201%	(13,871)	59,594	-81%	10,551	-43%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Fluctuations in revenues and property operating expenses are primarily a result of acquisitions subsequent to September 30, 2010. Interest income relates to the Sunrise loan funded during the three months ended December 31, 2012 (please see Note 6 to our consolidated financial statements for additional information).  The fluctuations in depreciation and amortization are due to acquisitions offset by variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. Loss from unconsolidated entities during the year ended December 31, 2012 is primarily attributable to depreciation and amortization of short-lived intangible assets related to our joint venture with Chartwell described in Note 7 to our consolidated financial statements.

      Interest expense represents secured debt interest expense as well as interest expense related to our unsecured Canadian term loan discussed further in Note 10 of our audited consolidated financial statements. The following is a summary of our seniors housing operating property secured debt principal activity, which excludes the Canadian term loan (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2011		December 31, 2012
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$-	0.000%	$487,706	5.939%	$1,318,599	4.665%
Debt transferred	131,214	6.100%	-	0.000%	-	0.000%
Debt issued	75,179	6.386%	114,903	5.779%	148,031	4.220%
Debt assumed	318,125	5.855%	780,955	4.269%	115,371	5.512%
Debt extinguished	(35,017)	6.723%	(55,317)	5.949%	(193,962)	4.395%
Foreign currency	-	0.000%	-	0.000%	187	5.624%
Principal payments	(1,795)	6.165%	(9,648)	5.474%	(18,700)	4.850%
Ending balance	$487,706	5.939%	$1,318,599	4.665%	$1,369,526	4.874%

Monthly averages	$350,259	5.957%	$969,265	5.679%	$1,366,758	4.866%

     In connection with secured debt extinguishments, we recognized gains of $979,000 and $2,697,000 during the years ended December 31, 2011 and 2012, respectively. In addition, during the year ended December 31, 2012, we recognized a net realized gain on derivatives of $1,921,000 associated with our Chartwell transaction discussed in Note 7 to our audited consolidated financial statements.

    Transaction costs were incurred in connection with acquisitions that occurred during the relevant periods. Transaction costs generally include due diligence costs and fees for legal and valuation services, charges associated with the termination of pre-existing relationships computed based on the fair value of the assets acquired and lease termination fees. The decline in transaction costs from 2011 to 2012 is primarily attributable to termination of pre-existing relationships incurred during 2011.  The majority of our seniors housing operating properties are formed through partnership interests. Net income attributable to noncontrolling interests for the year ended December 31, 2012 represents our partners’ share of net income (loss) related to those properties.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Medical Facilities

     The following is a summary of our NOI for the medical facilities segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2010	2011	$	%	2012	$	%	$	%
SSCNOI(1)	$105,461	$107,502	$2,041	2%	$107,596	$94	0%	$2,135	2%
Non-cash NOI attributable to same store properties(1)	5,862	4,426	(1,436)	-24%	2,909	(1,517)	-34%	(2,953)	-50%
NOI attributable to non same store properties(2)	45,135	110,121	64,986	144%	188,942	78,821	72%	143,807	319%
NOI	$156,458	$222,049	$65,591	42%	$299,447	$77,398	35%	$142,989	91%

(1) Due to increases in cash and non-cash revenues (described below) related to 95 same store properties.

(2) Primarily due to acquisitions of properties, which totaled 36, 35 and 34 for the years ended December 31, 2010, 2011 and 2012, respectively, and conversions of construction projects into revenue-generating properties, which totaled four, seven and five for the years ended December 31, 2010, 2011 and 2012, respectively.

The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2010	2011	$	%	2012	$	%	$	%
Revenues:
Rental income	$195,960	$274,659	$78,699	40%	$387,462	$112,803	41%	$191,502	98%
Interest income	4,679	7,002	2,323	50%	8,477	1,475	21%	3,798	81%
Other income	985	3,985	3,000	305%	1,947	(2,038)	-51%	962	98%
	201,624	285,646	84,022	42%	397,886	112,240	39%	196,262	97%
Property operating expenses	45,166	63,597	18,431	41%	98,439	34,842	55%	53,273	118%
Net operating income from continuing operations (NOI)	156,458	222,049	65,591	42%	299,447	77,398	35%	142,989	91%
Other expenses:
Interest expense	17,579	21,909	4,330	25%	31,540	9,631	44%	13,961	79%
Depreciation and amortization	67,943	96,808	28,865	42%	146,103	49,295	51%	78,160	115%
Transaction costs	5,112	5,903	791	15%	13,148	7,245	123%	8,036	157%
Loss (gain) on extinguishment of debt, net	1,308	-	(1,308)	-100%	(483)	(483)	n/a	(1,791)	n/a
Provision for loan losses	-	2,010	2,010	n/a	-	(2,010)	n/a	-	n/a
	91,942	126,630	34,688	38%	190,308	63,678	50%	98,366	107%
Income from continuing operations before income taxes and income from unconsolidated entities	64,516	95,419	30,903	48%	109,139	13,720	14%	44,623	69%
Income tax expense	(77)	(361)	(284)	369%	(2,381)	(2,020)	560%	(2,304)	2992%
Income from unconsolidated entities	6,673	7,312	639	10%	8,879	1,567	21%	2,206	33%
Income from continuing operations	71,112	102,370	31,258	44%	115,637	13,267	13%	44,525	63%
Discontinued operations:
Gain (loss) on sales of properties, net	(159)	2,052	2,211	n/a	(16,289)	(18,341)	-894%	(16,130)	10145%
Impairment of assets	(947)	(11,091)	(10,144)	1071%	(14,588)	(3,497)	32%	(13,641)	1440%
Income (loss) from discontinued operations, net	638	5,887	5,249	823%	7,015	1,128	19%	6,377	1000%
Discontinued operations, net	(468)	(3,152)	(2,684)	574%	(23,862)	(20,710)	657%	(23,394)	4999%
Net income (loss)	70,644	99,218	28,574	40%	91,775	(7,443)	-8%	21,131	30%
Less: Net income (loss) attributable to noncontrolling interests	2,031	894	(1,137)	-56%	171	(723)	-81%	(1,860)	-92%
Net income (loss) attributable to common stockholders	$68,613	$98,324	$29,711	43%	$91,604	$(6,720)	-7%	$22,991	34%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in rental income is primarily attributable to the acquisitions of new properties and the construction conversions of medical facilities from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended December 31, 2012, our consolidated medical office building portfolio signed 50,323 square feet of new leases and 172,647 square feet of renewals.  The weighted-average term of these leases was five years, with a rate of $20.55 per square foot and tenant improvement and lease commission costs of $8.77 per square foot.  Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 3%.  For the three months ended December 31, 2012, we had no lease renewals but we had one lease with a rental rate increaser of 2.0% in our hospital portfolio.  Interest income increased from the prior period primarily due to an increase in outstanding balances for medical facility real estate loans.

Interest expense for the years ended December 31, 2012, 2011 and 2010 represents $38,786,000, $31,477,000, and $24,926,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations.  The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our medical facilities secured debt principal activity (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2011		December 31, 2012
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$314,065	5.677%	$463,477	5.286%	$520,066	5.981%
Debt assumed	167,737	6.637%	69,779	5.921%	246,371	5.888%
Debt extinguished	(8,494)	6.045%	-	0.000%	(37,622)	5.858%
Principal payments	(9,831)	6.279%	(13,190)	6.208%	(15,095)	6.180%
Ending balance	$463,477	5.286%	$520,066	5.981%	$713,720	5.950%

Monthly averages	$458,196	5.961%	$489,923	6.179%	$669,753	5.952%

In connection with secured debt extinguishments, we recognized a loss of $1,308,000 and a gain of $483,000 during the years ended December 31, 2010 and 2012, respectively.

The increase in property operating expenses and depreciation and amortization is primarily attributable to acquisitions and construction conversions of new medical facilities for which we incur certain property operating expenses offset by property operating expenses associated with discontinued operations.

Transaction costs for the year ended December 31, 2012 represent costs incurred in connection with the acquisition of new properties.

During the year ended December 31, 2011, we recorded $2,010,000 of provision for loan losses, which is primarily attributable to the write-off of a hospital loan.

Income from unconsolidated entities includes our share of net income related to our joint venture investment with Forest City Enterprises and certain unconsolidated property investments related to our strategic joint venture relationship with a national medical office building company.  See Note 7 to our consolidated financial statements for additional information.

Changes in gains/losses on sales of properties is related to property sales which totaled seven, three and 20 for the years ended December 31, 2010, 2011, and 2012, respectively.  We recognized impairment losses on certain held for sale facilities as the fair value less estimated costs to sell exceeded our carrying values.  The following illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at December 31, 2012 as discontinued operations for the periods presented.  Please refer to Note 5 to our consolidated financial statements for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2010	2011	2012

Rental income	$24,547	$31,870	$24,049
Expenses:
Interest expense	7,347	9,568	7,246
Property operating expenses	8,678	6,131	2,354
Provision for depreciation	7,884	10,284	7,434
Income (loss) from discontinued operations, net	$638	$5,887	$7,015

     Net income attributable to non-controlling interests primarily relates to certain properties that are consolidated in our operating results but where we have less than a 100% ownership interest.

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2010	2011	$	%	2012	$	%	$	%
Revenues:
Other income	$2,874	$690	$(2,184)	-76%	$912	$222	32%	$(1,962)	-68%
Expenses:
Interest expense	113,129	228,884	115,755	102%	263,418	34,534	15%	150,289	133%
General and administrative	54,626	77,201	22,575	41%	97,341	20,140	26%	42,715	78%
Loss (gain) on extinguishments of debt, net	25,072	-	(25,072)	-100%	-	-	n/a	(25,072)	-100%
	192,827	306,085	113,258	59%	360,759	54,674	18%	167,932	87%
Loss from continuing operations before income taxes	(189,953)	(305,395)	(115,442)	61%	(359,847)	(54,452)	18%	(169,894)	89%
Income tax expense (benefit)	(58)	(884)	(826)	1424%	(1,293)	(409)	46%	(1,235)	2129%
Net loss	(190,011)	(306,279)	(116,268)	61%	(361,140)	(54,861)	18%	(171,129)	90%
Preferred stock dividends	21,645	60,502	38,857	180%	69,129	8,627	14%	47,484	219%
Preferred stock redemption charge	-	-	-	n/a	6,242	6,242	n/a	6,242	n/a
Net loss attributable to common stockholders	$(211,656)	$(366,781)	$(155,125)	73%	$(436,511)	$(69,730)	19%	$(224,855)	106%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2010	2011	$	%	2012	$	%	$	%

Senior unsecured notes	$122,492	$222,559	$100,067	82%	$249,564	$27,005	12%	$127,072	104%
Secured debt	645	604	(41)	-6%	557	(47)	-8%	(88)	-14%
Unsecured lines of credit	3,974	7,917	3,943	99%	11,769	3,852	49%	7,795	196%
Capitalized interest	(20,792)	(13,164)	7,628	-37%	(9,777)	3,387	-26%	11,015	-53%
Interest SWAP savings	(161)	(161)	-	0%	(96)	65	-40%	65	-40%
Loan expense	6,971	11,129	4,158	60%	11,401	272	2%	4,430	64%
Totals	$113,129	$228,884	$115,755	102%	$263,418	$34,534	15%	$150,289	133%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments.  Please refer to Note 10 of our consolidated financial statements for additional information.  We capitalize certain interest costs associated with funds used for the construction of properties owned directly by us. The amount capitalized is based upon the balances outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized.  Please see Note 11 to our consolidated financial statements for a discussion of our interest rate swap agreements and their impact on interest expense.  Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense changes are due to amortization of charges for costs incurred for senior unsecured note issuance.  The change in interest expense on the unsecured line of credit arrangements is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  Please refer to Note 9 of our consolidated financial statements for additional information regarding our unsecured line of credit arrangements.

     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the years ended December 31, 2012, 2011 and 2010 were 5.12%, 5.37% and 7.78%, respectively.  The increase in general and administrative expenses is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.  The decline in percent of revenue is primarily related to the increasing revenue base as a result of our acquisitions.

     The changes in preferred stock dividends and redemption charge are primarily attributable to the net effect of issuances, redemptions and conversions.  Please see Note 13 to our consolidated financial statements for additional information.

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

     Net operating income from continuing operations (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses represent costs unrelated to property operations or transaction costs.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets.  Same store cash NOI (“SSCNOI”) is used to evaluate the cash-based operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the full three year reporting period.  Any properties acquired, developed, transitioned or classified in discontinued operations during that period are excluded from the same store amounts.  We believe NOI and SSCNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSCNOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

	Year Ended December 31,
FFO Reconciliation:	2010	2011	2012
Net income attributable to common stockholders	$106,882	$157,108	$221,884
Depreciation and amortization	202,543	423,605	533,585
Impairment of assets	947	12,194	29,287
Loss (gain) on sales of properties	(36,115)	(61,160)	(100,549)
Noncontrolling interests	(2,749)	(18,557)	(21,058)
Unconsolidated entities	8,514	11,712	34,408
Funds from operations	$280,022	$524,902	$697,557

Average common shares outstanding:
Basic	127,656	173,741	224,343
Diluted	128,208	174,401	225,953

Per share data:
Net income attributable to common stockholders
Basic	$0.84	$0.90	$0.99
Diluted	0.83	0.90	0.98

Funds from operations
Basic	$2.19	$3.02	$3.11
Diluted	2.18	3.01	3.09

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Year Ended December 31,
Adjusted EBITDA Reconciliation:	2010	2011	2012
Net income	$128,884	$212,716	$294,840
Interest expense	160,960	321,999	383,300
Income tax expense (benefit)	364	1,388	7,612
Depreciation and amortization	202,543	423,605	533,585
Stock-based compensation expense	11,823	10,786	18,521
Provision for loan losses	29,684	2,010	27,008
Loss (gain) on extinguishment of debt	34,171	(979)	(775)
Adjusted EBITDA	$568,429	$971,525	$1,264,091

Adjusted Interest Coverage Ratio:
Interest expense	$160,960	$321,999	$383,300
Capitalized interest	20,792	13,164	9,777
Non-cash interest expense	(13,945)	(13,905)	(11,395)
Total interest	167,807	321,258	381,682
Adjusted EBITDA	$568,429	$971,525	$1,264,091
Adjusted interest coverage ratio	3.39x	3.02x	3.31x

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$160,960	$321,999	$383,300
Capitalized interest	20,792	13,164	9,777
Non-cash interest expense	(13,945)	(13,905)	(11,395)
Secured debt principal payments	16,652	27,804	38,554
Preferred dividends	21,645	60,502	69,129
Total fixed charges	206,104	409,564	489,365
Adjusted EBITDA	$568,429	$971,525	$1,264,091
Adjusted fixed charge coverage ratio	2.76x	2.37x	2.58x

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Amounts are in thousands.

	Year Ended December 31,
NOI Reconciliation:	2010	2011	2012
Total revenues:
Seniors housing triple-net	$323,067	$587,639	$719,599
Seniors housing operating	51,006	456,085	703,702
Medical facilities	201,624	285,646	397,886
Non-segment/corporate	2,874	690	912
Total revenues	578,571	1,330,060	1,822,099
Property operating expenses:
Seniors housing operating	32,621	314,142	471,678
Medical facilities	45,166	63,597	98,439
Total property operating expenses	77,787	377,739	570,117
Net operating income:
Seniors housing triple-net	323,067	587,639	719,599
Seniors housing operating	18,385	141,943	232,024
Medical facilities	156,458	222,049	299,447
Non-segment/corporate	2,874	690	912
Net operating income from continuing operations	$500,784	$952,321	$1,251,982
Reconciling items:
Interest expense	(133,978)	(297,373)	(367,083)
Loss (gain) on derivatives, net	-	-	1,825
Depreciation and amortization	(165,165)	(393,882)	(515,888)
General and administrative	(54,626)	(77,201)	(97,341)
Transaction costs	(46,660)	(70,224)	(61,609)
Loss (gain) on extinguishment of debt	(34,171)	979	775
Provision for loan losses	(29,684)	(2,010)	(27,008)
Income tax benefit (expense)	(364)	(1,388)	(7,612)
Income from unconsolidated entities	6,673	5,772	2,482
Income (loss) from discontinued operations, net	86,075	95,722	114,317
Preferred dividends	(21,645)	(60,502)	(69,129)
Preferred stock redemption charge	-	-	(6,242)
Loss (income) attributable to noncontrolling interests	(357)	4,894	2,415
	(393,902)	(795,213)	(1,030,098)
Net income (loss) attributable to common stockholders	$106,882	$157,108	$221,884

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
Same Store Cash NOI Reconciliation:	2010	2011	2012
Net operating income from continuing operations:
Seniors housing triple-net	$323,067	$587,639	$719,599
Seniors housing operating	18,385	141,943	232,024
Medical facilities	156,458	222,049	299,447
Total	497,910	951,631	1,251,070
Adjustments:
Seniors housing triple-net:
Non-cash NOI on same store properties	(7,591)	(6,254)	(4,688)
NOI attributable to non same store properties	(98,246)	(356,888)	(488,430)
Subtotal	(105,837)	(363,142)	(493,118)
Seniors housing operating:
Non-cash NOI on same store properties	-	-	-
NOI attributable to non same store properties	(18,385)	(141,943)	(232,024)
Subtotal	(18,385)	(141,943)	(232,024)
Medical facilities:
Non-cash NOI on same store properties	(5,862)	(4,426)	(2,909)
NOI attributable to non same store properties	(45,135)	(110,121)	(188,942)
Subtotal	(50,997)	(114,547)	(191,851)
Total	(244,601)	(876,122)	(1,340,868)
Same store cash net operating income:
Seniors housing triple-net	217,230	224,497	226,481
Seniors housing operating	-	-	-
Medical facilities	105,461	107,502	107,596
Total	$322,691	$331,999	$334,077

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

     Impact to Reimbursement of the Operators and Tenants of Our Properties. The Health Reform Laws provide for various changes to the reimbursement that our operators and tenants may receive. One such change is a reduction to the market basket adjustments for inpatient acute hospitals, long−term care hospitals, inpatient rehabilitation facilities, home health agencies, psychiatric hospitals, hospice care and outpatient hospitals.  Since 2010, the otherwise applicable percentage increase to the market basket for inpatient acute hospitals has decreased.  Since 2012, inpatient acute hospitals have also faced a downward adjustment of the annual percentage increase to the market basket rate by a “productivity adjustment.” The productivity adjustment may cause the annual percentage increase to be less than zero, which would mean that inpatient acute hospitals could face payment rates for a fiscal year that are less than the payment rates for the preceding year.

     A similar productivity adjustment has applied to skilled nursing facilities since 2012, which means that the payment rates for skilled nursing facilities may decrease from one year to the next. Long−term care hospitals have faced a specified percentage decrease

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

in their annual update for discharges since 2010. Additionally, since 2012, long−term care hospitals have been subject to the productivity adjustments, which may decrease the federal payment rates for long−term care hospitals. Similar productivity adjustments and other adjustments to payment rates have applied to inpatient rehabilitation facilities, psychiatric hospitals and outpatient hospitals since 2010.

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

     The Health Reform Laws also create other mechanisms that could permit significant changes to payment. For example, the Health Reform Laws establish the Center for Medicare and Medicaid Innovation to test innovative payment and service delivery models to reduce program expenditures through the use of demonstration programs that can waive existing reimbursement methodologies. As another example, on November 2, 2011, CMS published the final rule implementing section 3022 of the Health Reform Laws, which contains provisions relating to Medicare payment to providers and suppliers participating in Accountable Care Organizations (“ACOs”) under the Medicare Shared Servings Program. Under the program, Medicare will share a percentage of savings with ACOs that meet certain quality and saving requirements, thereby allowing providers to receive incentive payments in addition to their traditional fee−for−service payments. Under the program, more experienced providers may assume the risk of losses in exchange for greater potential rewards: ACOs may share up to 50% of the savings under the one−sided model and up to 60% of the savings under the two−sided model, depending on their quality and performance. The amount of shared losses for which an ACO is liable in the two−sided model may not exceed the following percentages of its updated benchmark: 5% in the first performance year, 7.5% in the second year, and 10% in the third year. These shared losses could affect the ability of ACO operators or tenants to meet their financial obligations to us. The Health Reform Laws also provide additional Medicaid funding to allow states to carry out the expansion of Medicaid coverage to certain financially−eligible individuals beginning in 2014, and also permit states to expand their Medicaid coverage to these individuals since April 1, 2010, if certain conditions are met.   The Health Reform Laws also extend certain payment rules related to long−term acute care hospitals found in the Medicare, Medicaid, and SCHIP Extension Act of 2007 (“MMSEA”).

     Additionally, although the Health Reform Laws delayed  implementation of the Resource Utilization Group, Version Four (“RUG−IV”), which revises the payment classification system for skilled nursing facilities, the Medicare and Medicaid Extenders Act of 2010 repealed this delay retroactively to October 1, 2010. The implementation of the RUG-IV classification may impact our tenants and operators by revising the classifications of certain patients.  The federal reimbursement for certain facilities, such as skilled nursing facilities, incorporates adjustments to account for facility case-mix. The Health Reform Laws also extend certain payment rules related to long−term acute care hospitals found in the MMSEA.  The MMSEA delayed the implementation of a policy referred to as the “25% threshold rule” that would limit the proportion of patients who can be admitted from a co-located or host hospital during a cost reporting period and be paid under the long-term care hospital prospective payment system.  The Health Reform Laws further extended the delay, which expired at various points in calendar year 2012, depending on the start of the provider’s cost reporting period.

     Finally, many other changes resulting from the Health Reform Laws, or implementing regulations or guidance may negatively impact our operators and tenants. We will continue to monitor and evaluate the Health Reform Laws and implementing regulations and guidance to determine other potential effects of the reform.

     Impact of Fraud and Abuse Provisions. The Health Reform Laws revise health care fraud and abuse provisions that will affect our operators and tenants. Specifically, the Health Reform Laws allow for up to treble damages under the Federal False Claims Act for violations related to state−based health insurance exchanges authorized by the Health Reform Laws, which will be implemented

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

beginning in 2014. The Health Reform Laws also impose new civil monetary penalties for false statements or actions that lead to delayed inspections, with penalties of up to $15,000 per day for failure to grant timely access and up to $50,000 for a knowing violation. Additionally, the Health Reform Laws require certain entities – including providers, suppliers, Medicaid managed care organizations, Medicare Advantage organizations, and prescription drug program sponsors – to report and return overpayments to the appropriate payer by the later of (a) sixty (60) days after the date the overpayment was “identified,” or (b) the date that the “corresponding cost report” is due. The entity also must notify the payer in writing of the reason for the overpayment. A violation of these requirements may result in criminal liability, civil liability under the FCA, and/or exclusion from the federal health care programs. On February 14, 2012, CMS published a proposed rule implementing the Health Reform Laws requirement that health care providers and suppliers report and return self−identified overpayments by the later of 60 days after the date the overpayment was identified, or the date any corresponding cost report is due, if applicable. The Health Reform Laws also amend the Federal Anti−Kickback Statute (“AKS”) to state that any items or services “resulting from” a violation of the AKS constitutes a “false or fraudulent claim” under the Federal False Claims Act. The Health Reform Laws also provide for additional funding to investigate and prosecute health care fraud and abuse. Accordingly, the increased penalties under the Health Reform Laws for fraud and abuse violations may have a negative impact on our operators and tenants in the event that the government brings an enforcement action or subjects them to penalties.

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

     On November 2, 2011, CMS and OIG jointly published the final rule establishing waivers of certain fraud and abuse laws to ACOs. These waivers include automatic AKS, Stark, and Civil Monetary Penalty Law waivers that may be applied in certain situations and that will apply uniformly to each ACO, ACO participant, and ACO provider/supplier. Notably, the final rule states that CMS and OIG intend to closely monitor ACOs through June 2013 to ensure that these waivers are not causing “undesirable effects” and need to be narrowed to prevent fraud and abuse.

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 1 of our audited consolidated financial statements for further information on significant accounting policies that impact us. There were no material changes to these policies in 2012.

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

We compute depreciation and amortization on our properties using the straight-line method based on their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. Amortization periods for intangibles are based on the estimated remaining useful lives of the underlying agreements.

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

Revenue Recognition

Revenue is recorded in accordance with U.S. GAAP, which requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. If the collectability of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risk. Substantially all of our operating leases contain fixed and/or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.  We recognize resident fees and services, other than move-in fees, monthly as services are provided.  Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impact of Inflation

During the past three years, inflation has not significantly affected our earnings because of the moderate inflation rate. Additionally, our earnings are primarily long-term investments with predictable rates of return. These investments are mainly financed with a combination of equity, senior unsecured notes and borrowings under our primary unsecured line of credit arrangement. During inflationary periods, which generally are accompanied by rising interest rates, our ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. Presuming the current inflation rate remains moderate and long-term interest rates do not increase significantly, we believe that inflation will not impact the availability of equity and debt financing for us.

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

      We historically borrow on our primary unsecured line of credit arrangement to acquire, construct or make loans relating to health care and seniors housing properties. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under our unsecured line of credit arrangements.

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

	December 31, 2012		December 31, 2011
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes(1)	$6,145,457	$(451,478)	$4,464,927	$(342,460)
Secured debt	2,024,454	(96,290)	1,693,283	(82,583)
Totals	$8,169,911	$(547,768)	$6,158,210	$(425,043)

(1) 2012 amounts include the Canadian denominated unsecured term loan.

       Our variable rate debt, including our unsecured line of credit arrangements, is reflected at fair value. At December 31, 2012, we had no amounts outstanding related to our variable rate lines of credit and $276,006,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $2,760,000. At December 31, 2011, we had $610,000,000 outstanding related to our variable rate line of credit and $415,101,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $10,251,000.

     See Note 11 of our consolidated financial statements for information on our derivative instruments.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Health Care REIT, Inc.

     We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

                                    /s/  Ernst & Young LLP

Toledo, Ohio

February 26, 2013

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	December 31,	December 31,
	2012	2011
Assets	(In thousands)
Real estate investments:
Real property owned:
Land and land improvements	$1,365,391	$1,116,756
Buildings and improvements	15,635,127	13,073,747
Acquired lease intangibles	673,684	428,199
Real property held for sale, net of accumulated depreciation	245,213	36,115
Construction in progress	162,984	189,502
Gross real property owned	18,082,399	14,844,319
Less accumulated depreciation and amortization	(1,555,055)	(1,194,476)
Net real property owned	16,527,344	13,649,843
Real estate loans receivable	895,665	292,507
Net real estate investments	17,423,009	13,942,350
Other assets:
Investments in unconsolidated entities	438,936	241,722
Goodwill	68,321	68,321
Deferred loan expenses	66,327	58,584
Cash and cash equivalents	1,033,764	163,482
Restricted cash	107,657	69,620
Receivables and other assets	411,095	380,527
Total other assets	2,126,100	982,256
Total assets	$19,549,109	$14,924,606

Liabilities and equity
Liabilities:
Borrowings under unsecured line of credit arrangements	$-	$610,000
Senior unsecured notes	6,114,151	4,434,107
Secured debt	2,336,196	2,112,649
Capital lease obligations	81,552	83,996
Accrued expenses and other liabilities	462,099	371,557
Total liabilities	8,993,998	7,612,309

Redeemable noncontrolling interests	34,592	33,650

Equity:
Preferred stock	1,022,917	1,010,417
Common stock	260,396	192,299
Capital in excess of par value	10,543,690	7,019,714
Treasury stock	(17,875)	(13,535)
Cumulative net income	2,184,819	1,893,806
Cumulative dividends	(3,694,579)	(2,972,129)
Accumulated other comprehensive income (loss)	(11,028)	(11,928)
Other equity	6,461	6,120
Total Health Care REIT, Inc. stockholders’ equity	10,294,801	7,124,764
Noncontrolling interests	225,718	153,883
Total equity	10,520,519	7,278,647
Total liabilities and equity	$19,549,109	$14,924,606

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Year Ended December 31,
	2012	2011	2010

Revenues:
Rental income	$1,080,269	$821,610	$479,465
Resident fees and services	697,494	456,085	51,006
Interest income	39,065	41,070	40,855
Other income	5,271	11,295	7,245
Total revenues	1,822,099	1,330,060	578,571
Expenses:
Interest expense	367,083	297,373	133,978
Property operating expenses	570,117	377,739	77,787
Depreciation and amortization	515,888	393,882	165,165
General and administrative	97,341	77,201	54,626
Transaction costs	61,609	70,224	46,660
Loss (gain) on derivatives, net	(1,825)	-	-
Loss (gain) on extinguishment of debt, net	(775)	(979)	34,171
Provision for loan losses	27,008	2,010	29,684
Total expenses	1,636,446	1,217,450	542,071
Income from continuing operations before income taxes
and income from unconsolidated entities	185,653	112,610	36,500
Income tax (expense) benefit	(7,612)	(1,388)	(364)
Income from unconsolidated entities	2,482	5,772	6,673
Income from continuing operations	180,523	116,994	42,809
Discontinued operations:
Gain (loss) on sales of properties, net	100,549	61,160	36,115
Impairment of assets	(29,287)	(12,194)	(947)
Income (loss) from discontinued operations, net	43,055	46,756	50,907
Discontinued operations, net	114,317	95,722	86,075
Net income	294,840	212,716	128,884
Less: Preferred stock dividends	69,129	60,502	21,645
Less: Preferred stock redemption charge	6,242	-	-
Less: Net income (loss) attributable to noncontrolling interests(1)	(2,415)	(4,894)	357
Net income attributable to common stockholders	$221,884	$157,108	$106,882

Average number of common shares outstanding:
Basic	224,343	173,741	127,656
Diluted	225,953	174,401	128,208

Earnings per share:
Basic:
Income from continuing operations
attributable to common stockholders	$0.48	$0.35	$0.16
Discontinued operations, net	0.51	0.55	0.67
Net income attributable to common stockholders*	$0.99	$0.90	$0.84

Diluted:
Income from continuing operations
attributable to common stockholders	$0.48	$0.35	$0.16
Discontinued operations, net	0.51	0.55	0.67
Net income attributable to common stockholders*	$0.98	$0.90	$0.83

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Year Ended December 31,
	2012	2011	2010

Net income	$294,840	$212,716	$128,884

Other comprehensive income (loss):
Unrecognized gain/(loss) on equity investments	403	(122)	54
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gain/(loss)	3,200	3,189	(10,307)
Reclassification adjustment realized in net income	(1,596)	(1,781)	2,244
Unrecognized actuarial gain/(loss)	(226)	(2,115)	(199)
Foreign currency translation gain/(loss)	(881)	-	-
Total other comprehensive income (loss)	900	(829)	(8,208)

Total comprehensive income	295,740	211,887	120,676
Total comprehensive income attributable to noncontrolling interests(1)	(2,415)	(4,894)	357
Total comprehensive income attributable to stockholders	$293,325	$206,993	$121,033

(1) Includes amounts attributable to redeemable noncontrolling interests.

See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(in thousands)							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total
Balances at December 31, 2009	$288,683	123,385	3,900,666	(7,619)	1,547,669	(2,057,658)	(2,891)	4,804	10,412	$3,807,451
Comprehensive income:
Net income					128,527				357	128,884
Other comprehensive income:							(8,208)			(8,208)
Total comprehensive income										120,676
Contributions by noncontrolling interests			43,640						122,781	166,421
Distributions to noncontrolling interests									(3,301)	(3,301)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		2,300	97,696	(3,733)				(741)		95,522
Net proceeds from sale of common stock		21,131	884,255							905,386
Equity component of convertible debt			(9,689)							(9,689)
Equity consideration in business combinations	16,667		2,721							19,388
Redemption of preferred stock	(165)									(165)
Conversion of preferred stock	(13,518)	339	13,179							-
Option compensation expense								1,634		1,634
Cash dividends paid:
Common stock cash dividends						(348,578)				(348,578)
Preferred stock cash dividends						(21,645)				(21,645)
Balances at December 31, 2010	291,667	147,155	4,932,468	(11,352)	1,676,196	(2,427,881)	(11,099)	5,697	130,249	4,733,100
Comprehensive income:
Net income					217,610				(3,591)	214,019
Other comprehensive income:							(829)			(829)
Total comprehensive income										213,190
Contributions by noncontrolling interests			6,468						65,361	71,829
Distributions to noncontrolling interests									(38,136)	(38,136)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		2,895	138,989	(2,183)				(1,494)		138,207
Net proceeds from sale of common stock		42,249	1,964,102							2,006,351
Proceeds from issuance of preferred shares	718,750		(22,313)							696,437
Option compensation expense								1,917		1,917
Cash dividends paid:
Common stock cash dividends						(483,746)				(483,746)
Preferred stock cash dividends						(60,502)				(60,502)
Balances at December 31, 2011	1,010,417	192,299	7,019,714	(13,535)	1,893,806	(2,972,129)	(11,928)	6,120	153,883	7,278,647
Comprehensive income:
Net income					297,255				(1,480)	295,775
Other comprehensive income:							900			900
Total comprehensive income										296,675
Contributions by noncontrolling interests			222						89,934	90,156
Distributions to noncontrolling interests			(7,358)						(16,619)	(23,977)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		2,658	149,955	(4,340)				(2,534)		145,739
Net proceeds from sale of common stock		64,400	3,382,532							3,446,932
Net proceeds from sale of preferred stock	287,500		(9,813)							277,687
Equity component of convertible debt		1,039	2,236							3,275
Redemption of preferred stock	(275,000)		6,202		(6,242)					(275,040)
Option compensation expense								2,875		2,875
Cash dividends paid:
Common stock cash dividends						(653,321)				(653,321)
Preferred stock cash dividends						(69,129)				(69,129)
Balances at December 31, 2012	$1,022,917	$260,396	$10,543,690	$(17,875)	$2,184,819	$(3,694,579)	$(11,028)	$6,461	$225,718	$10,520,519

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Year Ended December 31,
(In thousands)	2012	2011	2010
Operating activities
Net income	$294,840	$212,716	$128,884
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	533,585	423,605	202,543
Other amortization expenses	15,185	16,851	17,169
Provision for loan losses	27,008	2,010	29,684
Impairment of assets	29,287	12,194	947
Stock-based compensation expense	18,521	10,786	11,823
Loss (gain) on derivatives, net	(1,825)	-	-
Loss (gain) on extinguishment of debt, net	(775)	(979)	34,171
Income from unconsolidated entities	(2,482)	(5,772)	(6,673)
Rental income in excess of cash received	(32,362)	(31,578)	(6,594)
Amortization related to above (below) market leases, net	165	(2,507)	(2,856)
Loss (gain) on sales of properties, net	(100,549)	(61,160)	(36,115)
Distributions by unconsolidated entities	17,607	6,149	-
Increase (decrease) in accrued expenses and other liabilities	38,213	10,653	12,293
Decrease (increase) in receivables and other assets	(18,285)	(4,744)	(20,535)
Net cash provided from (used in) operating activities	818,133	588,224	364,741

Investing activities
Investment in real property, net of cash acquired	(3,345,111)	(4,905,122)	(2,074,176)
Capitalized interest	(9,777)	(13,164)	(20,792)
Investment in real estate loans receivable	(665,094)	(51,477)	(97,265)
Other investments, net of payments	25,425	(22,986)	(133,894)
Principal collected on real estate loans receivable	35,020	188,811	43,495
Contributions to unconsolidated entities	(227,735)	(2,784)	(196,413)
Distributions by unconsolidated entities	13,136	9,135	103
Proceeds from (payments on) derivatives	6,652	-	-
Decrease (increase) in restricted cash	(35,766)	30,248	(52,124)
Proceeds from sales of real property	610,271	247,210	219,027
Net cash provided from (used in) investing activities	(3,592,979)	(4,520,129)	(2,312,039)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	(610,000)	310,000	160,000
Proceeds from issuance of senior unsecured notes	2,025,708	1,381,086	1,821,683
Payments to extinguish senior unsecured notes	(370,524)	(3)	(495,542)
Net proceeds from the issuance of secured debt	157,418	119,030	154,306
Payments on secured debt	(406,210)	(83,998)	(217,711)
Net proceeds from the issuance of common stock	3,581,292	2,137,594	995,438
Net proceeds from the issuance of preferred stock	277,687	696,437	-
Redemption of preferred stock	(275,000)	-	-
Decrease (increase) in deferred loan expenses	(7,152)	(28,867)	(3,869)
Contributions by noncontrolling interests(1)	24,115	8,604	2,611
Distributions to noncontrolling interests(1)	(29,353)	(30,705)	(3,301)
Cash distributions to stockholders	(722,450)	(544,248)	(370,223)
Other financing activities	(403)	(1,113)	-
Net cash provided from (used in) financing activities	3,645,128	3,963,817	2,043,392

Increase (decrease) in cash and cash equivalents	870,282	31,912	96,094
Cash and cash equivalents at beginning of period	163,482	131,570	35,476
Cash and cash equivalents at end of period	$1,033,764	$163,482	$131,570

Supplemental cash flow information:
Interest paid	$369,511	$285,884	$156,207
Income taxes paid	3,071	389	319

(1)     Includes amounts attributable to redeemable noncontrolling interests.

See accompanying notes.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in seniors housing and health care real estate. Our full service platform offers property management and development services to our customers. As of December 31, 2012, our diversified portfolio consisted of 1,025 properties in 46 states, the United Kingdom, and Canada. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

Principles of Consolidation

     The consolidated financial statements include the accounts of our wholly-owned subsidiaries and joint venture entities that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation.

     At inception of joint venture transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary.  Accounting Standards Codification Topic 810, Consolidations (“ASC 810”), requires enterprises to perform a qualitative approach to determining whether or not a VIE will need to be consolidated on a continuous basis. This evaluation is based on an enterprise’s ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance.

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

Revenue Recognition

     Revenue is recorded in accordance with U.S. GAAP, which requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risk. Substantially all of our operating leases contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.  Leases in our medical office building portfolio typically include some form of operating expense reimbursement by the tenant.  Certain payments made to operators are treated as lease incentives and amortized as a reduction of revenue over the lease term.  We recognize resident fees and services, other than move-in fees, monthly as services are provided.  Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

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

Deferred Loan Expenses

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred loan expenses are costs incurred by us in connection with the issuance, assumption and amendments of debt arrangements. We amortize these costs over the term of the debt using the straight-line method, which approximates the effective interest method.

Investments in Unconsolidated Entities

     Investments in less than majority owned entities where our interests represent a general partnership interest but substantive participating or kick-out rights have been granted to the limited partners, or where our interests do not represent the general partnership interest and we do not control the major operating and financial policies of the entity, are reported under the equity method of accounting. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity.  The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. Other equity investments include an investment in available-for-sale securities. These equity investments represented a minimal ownership interest in these companies. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.

Redeemable Noncontrolling Interests

     Certain noncontrolling interests are redeemable at fair value.  Accordingly, we record the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss and dividends or (ii) the redemption value.  In accordance with ASC 810, the redeemable noncontrolling interests were classified outside of permanent equity, as a mezzanine item, in the balance sheet.

Real Property Owned

     Real property developed by us is recorded at cost, including the capitalization of construction period interest. Expenditures for repairs and maintenance are expensed as incurred.  Property acquisitions are accounted for as business combinations where we measure the assets acquired, liabilities (including assumed debt and contingencies) and any noncontrolling interests at their fair values on the acquisition date.  The cost of real property acquired, which represents substantially all of the purchase price, is allocated to net tangible and identifiable intangible assets based on their respective fair values. These properties are depreciated on a straight-line basis over their estimated useful lives which range from 15 to 40 years for buildings and 5 to 15 years for improvements. Tangible assets primarily consist of land, buildings and improvements, including those related to capital leases.  We consider costs incurred in conjunction with re-leasing properties, including tenant improvements and lease commissions, to represent the acquisition of productive assets and, accordingly, such costs are reflected as investment activities in our statement of cash flows.

     The remaining purchase price is allocated among identifiable intangible assets primarily consisting of the above or below market component of in-place leases and the value associated with the presence of in-place tenants or residents.  The value allocable to the above or below market component of the acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in acquired lease intangibles and below market leases are included in other liabilities in the balance sheet and are amortized to rental income over the remaining terms of the respective leases.

     The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship values for in-place tenants based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.  The total amount of other intangible assets acquired is further allocated to in-place lease values for in-place residents with such value representing (i) value associated with lost revenue related to tenant reimbursable operating costs that would be incurred in an assumed re-leasing period, and (ii) value associated with lost rental revenue from existing leases during an assumed re-leasing period.  This intangible asset will be amortized over the assumed re-leasing period.

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

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalization of Construction Period Interest

     We capitalize interest costs associated with funds used for the construction of properties owned directly by us. The amount capitalized is based upon the balance outstanding during the construction period using the rate of interest which approximates our cost of financing. We capitalize interest costs related to construction of real property owned by us. Our interest expense reflected in the consolidated statements of comprehensive income has been reduced by the amounts capitalized.

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

Goodwill

    We account for goodwill in accordance with U.S. GAAP. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount, including goodwill, exceeds the reporting unit’s fair value and the implied fair value of goodwill is less than the carrying amount of that goodwill.  We have not had any goodwill impairments.

 Fair Value of Derivative Instruments

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

Federal Income Tax

    We have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our first taxable year, and made no provision for federal income tax purposes prior to our acquisition of our “taxable REIT subsidiaries.” As a result of these as well as subsequent acquisitions, we now record income tax expense or benefit with respect to certain of our entities that are taxed as taxable REIT subsidiaries under provisions similar to those applicable to regular corporations and not under the REIT provisions.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes a change in our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes a change in our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.  See Note 18 for additional information.

Foreign Currency

    Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, and we translate balance sheet accounts using exchange rates in effect at the end of the period. We record resulting currency translation adjustments in accumulated other comprehensive income, a component of stockholders’ equity, on our consolidated balance sheets. We record transaction gains and losses in our consolidated statements of comprehensive income.

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

3. Real Property Acquisitions and Development

    The total purchase price for all properties acquired has been allocated to the tangible and identifiable intangible assets, liabilities and noncontrolling interests based upon their respective fair values in accordance with our accounting policies. The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments.  Transaction costs primarily represent costs incurred with property acquisitions, including due diligence costs, fees for legal and valuation services and termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees and other acquisition-related costs.  During the year ended December 31, 2012, we finalized our purchase price allocation of certain previously reported acquisitions and there were no material changes from those previously disclosed.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Seniors Housing Triple-net Activity

     The following is our purchase price allocations and other seniors housing triple-net real property investment activity for the periods presented (in thousands):

	Year Ended December 31,
	2012 (1)	2011	2010
Land and land improvements	$87,242	$212,156	$61,290
Buildings and improvements	984,077	3,108,508	967,239
Receivables and other assets	119	9,101	-
Total assets acquired(2)	1,071,438	3,329,765	1,028,529
Secured debt	(89,881)	(93,431)	(84,086)
Accrued expenses and other liabilities	(3,542)	(91,290)	(26,345)
Total liabilities assumed	(93,423)	(184,721)	(110,431)
Capital in excess of par	921	-	-
Noncontrolling interests	(17,215)	-	-
Non-cash acquisition related activity	(616)	(2,532)	(9,922)
Cash disbursed for acquisitions	961,105	3,142,512	908,176
Construction in progress additions	179,684	182,626	85,993
Less: Capitalized interest	(6,041)	(5,752)	(6,396)
Cash disbursed for construction in progress	173,643	176,874	79,597
Capital improvements to existing properties	67,026	-	21,833
Total cash invested in real property, net of cash acquired	$1,201,774	$3,319,386	$1,009,606

(1) Includes acquisitions with an aggregate purchase price of $37,772,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $2,031,000 of cash acquired during the year ended December 31, 2012.

Seniors Housing Operating Activity

     Acquisitions of seniors housing operating properties are structured under RIDEA, which is described in Note 18.  This structure results in the inclusion of all resident revenues and related property operating expenses from the operation of these qualified health care properties in our consolidated statements of comprehensive income.  Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. See Note 2 for information regarding our foreign currency policies.

     The following is a summary of our seniors housing operating real property investment activity for the periods presented (in thousands):

	Year Ended December 31,
	2012 (1)	2011	2010
Land and land improvements	$146,332	$112,350	$75,620
Buildings and improvements	1,341,560	1,512,764	676,623
Acquired lease intangibles	118,077	122,371	63,757
Restricted cash	1,296	20,699	-
Receivables and other assets	10,125	901	16,459
Total assets acquired(2)	1,617,390	1,769,085	832,459
Secured debt	(124,190)	(796,272)	(305,167)
Accrued expenses and other liabilities	(17,347)	(44,483)	(6,849)
Total liabilities assumed	(141,537)	(840,755)	(312,016)
Capital in excess of par	-	(6,017)	(43,641)
Noncontrolling interests	(56,884)	(69,984)	(101,091)
Cash disbursed for acquisitions	1,418,969	852,329	375,711
Capital improvements to existing properties	21,751	15,880	1,735
Total cash invested in real property, net of cash acquired	$1,440,720	$868,209	$377,446

(1) Includes acquisitions with an aggregate purchase price of $1,370,128,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $20,691,000, $38,952,000 and $8,532,000 of cash acquired during the years ended December 31, 2012, 2011 and 2010, respectively.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Medical Facilities Activity

     Accrued contingent consideration related to certain medical facility acquisitions was $34,692,000 and $39,827,000 as of December 31, 2012 and 2011, respectively.  Of the amount recognized, $12,500,000 is required to be settled in the Company’s common stock upon the achievement of certain performance thresholds.  The following is a summary of our medical facilities real property investment activity for the periods presented (in thousands):

	Year Ended December 31,
	2012 (1)	2011	2010
Land and land improvements	$68,619	$48,342	$49,632
Buildings and improvements	648,409	520,976	513,152
Acquired lease intangibles	115,233	60,609	67,929
Restricted cash	975	100	-
Goodwill(2)	-	-	68,321
Receivables and other assets	4,469	3,053	-
Total assets acquired(3)	837,705	633,080	699,034
Secured debt	(267,527)	(72,225)	(170,255)
Accrued expenses and other liabilities	(25,928)	(34,214)	(75,010)
Total liabilities assumed	(293,455)	(106,439)	(245,265)
Capital in excess of par	-	-	(2,721)
Noncontrolling interests	(193)	(7,211)	(10,848)
Preferred stock	-	-	(16,667)
Non-cash acquisition related activity	(880)	-	-
Cash disbursed for acquisitions	543,177	519,430	423,533
Construction in progress additions	134,830	165,593	252,595
Less: Capitalized interest	(3,736)	(7,412)	(13,924)
Accruals	(18,327)	(33,451)	(11,435)
Cash disbursed for construction in progress	112,767	124,730	227,236
Capital improvements to existing properties	46,673	24,031	36,354
Total cash invested in real property, net of cash acquired	$702,617	$668,191	$687,123

(1) Includes acquisitions with an aggregate purchase price of $190,799,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

(2) Goodwill represents the estimated fair value of the future development pipeline expected to be generated. Cash flows from this future pipeline are expected to come from development activities and the ability to perform the management functions at the assets after the properties are developed.

(3) Excludes $2,154,000 of cash acquired during the year ended December 31, 2011.

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Development projects:
Seniors housing triple-net	$146,913	$114,161	$273,034
Medical facilities	189,135	355,935	162,376
Total development projects	336,048	470,096	435,410
Expansion projects	4,983	45,414	3,216
Total construction in progress conversions	$341,031	$515,510	$438,626

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 2012, future minimum lease payments receivable under operating leases (excluding properties in our seniors housing operating partnerships and excluding any operating expense reimbursements) are as follows (in thousands):

2013	$1,039,427
2014	980,258
2015	952,029
2016	950,079
2017	929,224
Thereafter	7,579,800
Totals	$12,430,817

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	December 31, 2012	December 31, 2011
Assets:
In place lease intangibles	$541,729	$332,645
Above market tenant leases	56,086	35,973
Below market ground leases	61,450	51,316
Lease commissions	14,419	8,265
Gross historical cost	673,684	428,199
Accumulated amortization	(257,242)	(148,380)
Net book value	$416,442	$279,819

Weighted-average amortization period in years	16.4	17.0

Liabilities:
Below market tenant leases	$77,036	$67,284
Above market ground leases	9,490	5,020
Gross historical cost	86,526	72,304
Accumulated amortization	(27,753)	(21,387)
Net book value	$58,773	$50,917

Weighted-average amortization period in years	14.3	12.3

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Rental income related to above/below market tenant leases, net	$1,120	$3,340	$3,829
Property operating expenses related to above/below market ground leases, net	(1,285)	(1,161)	(1,049)
Depreciation and amortization related to in place lease intangibles and lease commissions	(103,044)	(98,856)	(18,298)

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2013	$112,730	$7,200
2014	62,787	6,616
2015	29,220	5,645
2016	23,201	5,233
2017	23,453	4,920
Thereafter	165,051	29,159
Totals	$416,442	$58,773

5. Dispositions, Assets Held for Sale and Discontinued Operations

Impairment of assets as reflected in our consolidated statements of comprehensive income relate to properties designated as held for sale and represent the charges necessary to adjust the carrying values to estimated fair values less costs to sell based on current sales price expectations.  The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Real property dispositions:
Seniors housing triple-net	$372,378	$150,755	$170,290
Medical facilities	149,344	35,295	14,092
Total dispositions	521,722	186,050	184,382
Add: Gain (loss) on sales of real property, net	100,549	61,160	36,115
Seller financing on sales of real property	(12,000)	-	(1,470)
Proceeds from real property sales	$610,271	$247,210	$219,027

At December 31, 2012, $46,201,000 of sales proceeds is on deposit in an Internal Revenue Code Section 1031 exchange account escrow account with a qualified intermediary.  We have reclassified the income and expenses attributable to all properties sold prior to or held for sale at December 31, 2012 to discontinued operations.  Expenses include an allocation of interest expense based on property carrying values and our weighted-average cost of debt.  The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$79,323	$107,236	$123,945
Expenses:
Interest expense	16,217	24,626	26,982
Property operating expenses	2,354	6,131	8,678
Provision for depreciation	17,697	29,723	37,378
Income (loss) from discontinued operations, net	$43,055	$46,756	$50,907

6. Real Estate Loans Receivable

     The following is a summary of our real estate loans receivable (in thousands):

	December 31,
	2012	2011
Mortgage loans	$87,955	$63,934
Other real estate loans	807,710	228,573
Totals	$895,665	$292,507

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

Year Ended
December 31, 2012	December 31, 2011	December 31, 2010

	Seniors	Seniors			Seniors			Seniors
	Housing	Housing	Medical		Housing	Medical		Housing	Medical
	Triple-net	Operating(1)	Facilities	Totals	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances:
Investments in new loans	$2,220	$580,834	$38,336	$621,390	$18,541	$-	$18,541	$9,742	$41,644	$51,386
Draws on existing loans	41,754	-	1,950	43,704	29,752	3,184	32,936	46,113	1,236	47,349
Sub-total	43,974	580,834	40,286	665,094	48,293	3,184	51,477	55,855	42,880	98,735
Less: Seller financing on property sales	-	-	-	-	-	-	-	-	(1,470)	(1,470)
Net cash advances on real estate loans	43,974	580,834	40,286	665,094	48,293	3,184	51,477	55,855	41,410	97,265
Receipts:
Loan payoffs	10,387	-	2,168	12,555	162,705	2,943	165,648	5,619	6,233	11,852
Principal payments on loans	19,786	-	2,679	22,465	17,856	5,307	23,163	24,203	7,440	31,643
Total receipts on real estate loans	30,173	-	4,847	35,020	180,561	8,250	188,811	29,822	13,673	43,495
Net advances (receipts) on real estate loans	$13,801	$580,834	$35,439	$630,074	$(132,268)	$(5,066)	$(137,334)	$26,033	$27,737	$53,770

(1) Represents loan to Sunrise Senior Living, Inc. that was acquired upon merger consummation on January 9, 2013 as discussed in Note 21.

     The following is a summary of the allowance for losses on loans receivable for the periods presented (in thousands):

	Year Ended December 31,
	2012 (1)	2011 (2)	2010 (3)
Balance at beginning of year	$-	$1,276	$5,183
Provision for loan losses	27,008	2,010	29,684
Charge-offs	(27,008)	(3,286)	(33,591)
Balance at end of year	$-	$-	$1,276

(1) Provision and charge-off amounts relate to one entrance fee community in our seniors housing triple-net segment.
(2) Provision and charge-off amounts relate to one hospital in our medical facilities segment.
(3) Provision and charge-off amounts relate to certain early stage seniors housing and CCRC development projects in our seniors housing triple-net segment.

The following is a summary of our loan impairments (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance of impaired loans at end of year	$4,230	$6,244	$9,691
Allowance for loan losses	-	-	1,276
Balance of impaired loans not reserved	$4,230	$6,244	$8,415
Average impaired loans for the year	$5,237	$7,968	$38,409
Interest recognized on impaired loans(1)	44	-	103

(1) Represents interest recognized prior to placement on non-accrual status.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investments in Unconsolidated Entities

     During the year ended December 31, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). We acquired a 49% interest in a seven-building life science campus located at University Park in Cambridge, Massachusetts, which is immediately adjacent to the campus of the Massachusetts Institute of Technology. At December 31, 2012, our investment of $174,692,000 is recorded as an investment in unconsolidated entities on the balance sheet. The aggregate remaining unamortized basis difference of our investment in this joint venture of $448,000 at December 31, 2012 is primarily attributable to real estate and related intangible assets and will be amortized over the life of the related properties and included in the reported amount of income from unconsolidated entities.

     On December 31, 2010, we formed a strategic partnership with a national medical office building company whereby the partnership invested in 17 medical office properties.  We own a controlling interest in 11 properties and consolidate them.  Consolidation is based on a combination of ownership interest and control of operational decision-making authority.  We do not own a controlling interest in six properties and account for them under the equity method.  Our investment in the strategic partnership provides us access to health systems and includes development and property management resources.

     During the three months ended June 30, 2012, we entered into a joint venture with Chartwell Retirement Residences (TSX:CSH.UN). The portfolio contains 42 properties in Canada, 39 of which are owned 50% by us and Chartwell, and three of which we wholly own. All properties are managed by Chartwell. In connection with the 39 properties, we invested $223,134,000 of cash which was recorded as an investment in unconsolidated entities on the balance sheet. The 39 properties are accounted for under the equity method of accounting and do not qualify as VIEs (variable interest entities). The joint venture is structured under RIDEA. The aggregate remaining unamortized basis difference of our investment in this joint venture of $8,656,000 at December 31, 2012 is primarily attributable to transaction costs that will be amortized over the weighted-average useful life of the related properties and included in the reported amount of income from unconsolidated entities.

     The results of operations for these properties have been included in our consolidated results of operations from the date of acquisition by the joint ventures and are reflected in our statements of comprehensive income as income or loss from unconsolidated entities. The following is a summary of our income from and investments in unconsolidated entities (dollars in thousands):

			Year Ended December 31,			December 31,
	Percentage Ownership	Properties	2012 Income (loss)	2011 Income (loss)	2010 Income (loss)	2012 Assets	2011 Assets
Seniors housing triple-net(1)	10% to 49%	21	$(33)	$(9)	$-	$34,618	$30,975
Seniors housing operating	33% to 50%	39	(6,364)	(1,531)	-	217,701	15,429
Medical facilities	36% to 49%	13	8,879	7,312	6,673	186,617	195,318
Total			$2,482	$5,772	$6,673	$438,936	$241,722

(1) Asset amounts include an available-for-sale equity investment. See Note 16 for additional information.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Customer Concentration

     The following table summarizes certain information about our customer concentration as of December 31, 2012 (dollars in thousands):

	Number of	Total	Percent of
Concentration by investment:(1)	Properties	Investment(2)	Investment(3)
Genesis HealthCare	177	$2,682,822	15%
Sunrise Senior Living	10	1,087,357	6%
Merrill Gardens	48	1,084,536	6%
Belmont Village	19	896,692	5%
Benchmark Senior Living	35	842,760	5%
Remaining portfolio	684	10,828,842	63%
Totals	973	$17,423,009	100%

_____________________

(1)     Genesis is in our seniors housing triple-net segment whereas the other top five customers are in our seniors housing operating segment.

(2)     Excludes our share of investments in unconsolidated entities.  Please see Note 7 for additional information.

(3)     Investments with our top five customers comprised 41% of total investments at December 31, 2011.

9. Borrowings Under Line of Credit Arrangement and Related Items

     Please see Note 21 regarding line of credit activity that occurred subsequent to December 31, 2012.  At December 31, 2012, we had a $2,000,000,000 unsecured line of credit arrangement with a consortium of 31 banks with an option to upsize the facility by up to an additional $500,000,000 through an accordion feature, allowing for an aggregate commitment of up to $2,500,000,000.  The revolving credit facility was scheduled to expire July 27, 2015.  Borrowings under the agreement are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.56% at December 31, 2012). The applicable margin is based on certain of our debt ratings and was 1.35% at December 31, 2012. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.25% at December 31, 2012.  Principal is due upon expiration of the agreement.  In addition, at December 31, 2012, we had a $5,000,000 unsecured revolving demand note undrawn and bearing interest at 1-month LIBOR plus 110 basis points.

     The following information relates to aggregate borrowings under our unsecured lines of credit arrangements for the periods presented (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance outstanding at year end	$-	$610,000	$300,000
Maximum amount outstanding at any month end	$897,000	$710,000	$560,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$191,378	$240,104	$268,762
Weighted-average interest rate (actual interest
expense divided by average borrowings outstanding)	1.80%	1.51%	1.48%

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Senior Unsecured Notes and Secured Debt

We may repurchase, redeem or refinance convertible and non-convertible senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The non-convertible senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  At December 31, 2012, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2013	$300,000	$110,034	$410,034
2014	-	204,783	204,783
2015 (4)	501,054	224,486	725,540
2016	700,000	328,730	1,028,730
2017	450,000	320,943	770,943
Thereafter	4,194,403	1,122,610	5,317,013
Totals	$6,145,457	$2,311,586	$8,457,043

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the consolidated balance sheet.
(2) Annual interest rates range from 2.25% to 6.5%, excluding the Canadian denominated unsecured term loan.
(3) Annual interest rates range from 1.0% to 10.0%. Carrying value of the properties securing the debt totaled $3,953,516,000 at December 31, 2012.

(4) On July 30, 2012, we completed funding on a $250,000,000 Canadian denominated unsecured term loan (approximately $251,054,000 USD at exchange rates on December 31, 2012). The loan matures on July 27, 2015 (with an option to extend for an additional year at our discretion) and bears interest at the Canadian Dealer Offered Rate plus 145 basis points (2.67% at December 31, 2012).

     During the twelve months ended December 31, 2010, we issued $494,403,000 of 3.00% senior unsecured convertible notes due December 2029, generating net proceeds of $486,084,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 19.5064 shares per $1,000 principal amount of notes, which represents an initial conversion price of $51.27 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2014, December 1, 2019 and December 1, 2024, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. The notes are bifurcated into a debt component and an equity component since they may be settled in cash upon conversion. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature at the time of issuance. The difference between the contractual principal on the debt and the value allocated to the debt of $29,925,000 was recorded as an equity component and represents the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value is amortized to interest expense using the effective interest method over the period used to estimate the fair value.

     The following is a summary of our senior unsecured note principal activity, excluding the Canadian denominated unsecured term loan, during the periods presented (dollars in thousands):

	Year Ended
	December 31, 2012		December 31, 2011		December 31, 2010
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$4,464,927	5.133%	$3,064,930	5.129%	$1,661,853	5.557%
Debt issued	1,800,000	3.691%	1,400,000	5.143%	1,844,403	4.653%
Debt extinguished	(76,853)	8.000%	(3)	4.750%	(441,326)	4.750%
Debt redeemed	(293,671)	4.750%	-	0.000%	-	0.000%
Ending balance	$5,894,403	4.675%	$4,464,927	5.133%	$3,064,930	5.129%

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended
		December 31, 2012	December 31, 2011		December 31, 2010
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,108,384	5.285%	$1,133,715	5.972%	$623,045	5.842%
Debt issued	157,418	4.212%	116,903	5.697%	157,156	5.454%
Debt assumed	444,744	5.681%	940,854	4.444%	564,656	6.089%
Debt extinguished	(360,403)	4.672%	(55,317)	5.949%	(194,493)	6.073%
Foreign currency	187	5.637%	-	0.000%	-	0.000%
Principal payments	(38,744)	5.456%	(27,771)	5.845%	(16,649)	5.792%
Ending balance	$2,311,586	5.140%	$2,108,384	5.285%	$1,133,715	5.972%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2012, we were in compliance with all of the covenants under our debt agreements.

11. Derivative Instruments

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to manage the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates.  In addition, non-U.S. investments expose us to the potential losses associated with adverse changes in foreign currency to U.S. Dollar exchange rates.  We elected to manage this risk through the use of a forward exchange contract and issuing debt in the foreign currency.

Interest Rate Swap Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  As of December 31, 2012, we had one interest rate swap for a total aggregate notional amount of $11,905,000.  The swap hedges interest payments associated with long-term LIBOR based borrowings and matures on December 31, 2013.   Approximately $1,973,000 of losses, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

Foreign Currency Hedges

     For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.  On February 15, 2012, we entered into a forward exchange contract to purchase $250,000,000 Canadian Dollars at a fixed rate in the future.  The forward contract was used to limit exposure to fluctuations in the Canadian Dollar to U.S. Dollar exchange rate associated with our initial cash investment funded for the Chartwell transaction.  On May 3, 2012, this forward exchange contract was settled for a gain of $2,772,000, which was reflected on the consolidated statement of comprehensive income, and the proceeds were used to fund our investment.    On May 3, 2012, we also entered into a forward contract to sell $250,000,000 Canadian dollars at a fixed rate on July 31, 2012 to hedge our net investment. We settled the forward contract on July 31, 2012 with the net loss reflected in OCI. Upon settlement of the forward contract we entered into a $250,000,000 Canadian Dollar term loan which has been designated as a net investment hedge of our Chartwell investment and changes in fair value are reported in OCI as no ineffectiveness is anticipated.

    On August 30, 2012, we entered into two cross currency swaps to purchase £125,000,000.  The swaps were used to limit exposure to fluctuations in the Pound Sterling to U.S. Dollar exchange rate associated with our initial cash investment funded for the Sunrise transaction discussed in Note 21. The cross currency swaps have been designated as a net investment hedge, and changes in fair value are reported in OCI as no ineffectiveness is anticipated.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On September 17, 2012, we entered into two forward exchange contracts to purchase $14,000,000 Canadian Dollars and £23,000,000 at a fixed rate in the future.  The forward contracts were used to limit exposure to fluctuations in foreign currency associated with future international transactions.

     The following presents the impact of derivative instruments on the statement of comprehensive income and OCI for the periods presented (dollars in thousands):

		Year Ended
	Location	December 31, 2012	December 31, 2011	December 31, 2010
Gain (loss) on interest rate swap recognized in OCI (effective portion)	OCI	$3,200	$3,189	$(10,307)
Gain (loss) on interest rate swaps reclassified from AOCI into income (effective portion)	Interest expense	(1,596)	1,781	(2,244)
Gain (loss) on forward exchange contracts recognized in income	Realized gain	1,921	-	-
Gain (loss) on interest rate swaps recognized in income	Realized loss	(96)	-	-
Gain (loss) on forward exchange contracts designated as net investment hedge recognized in OCI	OCI	(5,134)	-	-

12. Commitments and Contingencies

     At December 31, 2012, we had nine outstanding letter of credit obligations totaling $7,172,000 and expiring between 2013 and 2014.  At December 31, 2012, we had outstanding construction in process of $162,984,000 for leased properties and were committed to providing additional funds of approximately $213,255,000 to complete construction. At December 31, 2012, we had contingent purchase obligations totaling $79,963,000, excluding our Sunrise-related commitment described in Note 21. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At December 31, 2012, we had operating lease obligations of $699,990,000 relating to certain ground leases and Company office space. We incurred rental expense relating to company office space of $1,534,000, $1,901,000 and $1,280,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At December 31, 2012, aggregate future minimum rentals to be received under these noncancelable subleases totaled $47,632,000.

     At December 31, 2012, future minimum lease payments due under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases(1)
2013	$11,046	$73,562
2014	11,267	1,219
2015	11,072	8,984
2016	11,168	559
2017	11,180	559
Thereafter	644,257	970
Totals	$699,990	$85,853

(1) Amounts above represent principal and interest obligations under capital lease arrangements.  Related assets with a gross value of $186,343,000 and accumulated depreciation of $8,639,000 are recorded in real property.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stockholders’ Equity

     The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	December 31, 2012	December 31, 2011
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	26,224,854	25,724,854
Outstanding shares	26,224,854	25,724,854

Common Stock, $1.00 par value:
Authorized shares	400,000,000	400,000,000
Issued shares	260,780,109	192,604,918
Outstanding shares	260,373,754	192,275,248

     Preferred Stock.  The following is a summary of our preferred stock activity during the periods presented (dollars in thousands, except per share amounts):

	Year Ended
	December 31, 2012		December 31, 2011		December 31, 2010
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	25,724,854	7.013%	11,349,854	7.663%	11,474,093	7.697%
Shares issued	11,500,000	6.500%	14,375,000	6.500%	349,854	6.000%
Shares redeemed	(11,000,000)	7.716%	-	0.000%	(5,513)	7.500%
Shares converted	-	0.000%	-	0.000%	(468,580)	7.262%
Ending balance	26,224,854	6.493%	25,724,854	7.013%	11,349,854	7.663%

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     During the three months ended March 31, 2012, we issued 11,500,000 of 6.50% Series J Cumulative Redeemable Preferred Stock.  Dividends are payable quarterly in arrears.  The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after March 7, 2017.

     Common Stock. The following is a summary of our common stock issuances during the periods indicated (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

September 2010 public issuance	9,200,000	$45.75	$420,900	$403,921
December 2010 public issuance	11,500,000	43.75	503,125	482,448
2010 Dividend reinvestment plan issuances	1,957,364	43.95	86,034	86,034
2010 Equity shelf program issuances	431,082	44.94	19,371	19,013
2010 Option exercises	129,054	31.17	4,022	4,022
2010 Totals	23,217,500		$1,033,452	$995,438

March 2011 public issuance	28,750,000	$49.25	$1,415,938	$1,358,543
November 2011 public issuance	12,650,000	50.00	632,500	606,595
2011 Dividend reinvestment plan issuances	2,534,707	48.44	122,794	121,846
2011 Equity shelf program issuances	848,620	50.53	42,888	41,982
2011 Option exercises	232,081	37.17	8,628	8,628
2011 Totals	45,015,408		$2,222,748	$2,137,594

February 2012 public issuance	20,700,000	$53.50	$1,107,450	$1,062,256
August 2012 public issuance	13,800,000	58.75	810,750	778,011
September 2012 public issuance	29,900,000	56.00	1,674,400	1,606,665
2012 Dividend reinvestment plan issuances	2,136,140	56.37	120,411	120,411
2012 Option exercises	341,371	40.86	13,949	13,949
2012 Senior note conversions	1,039,721		-	-
2012 Totals	67,917,232		$3,726,960	$3,581,292

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Dividends.  The increase in dividends is primarily attributable to increases in our common and preferred shares outstanding as described above.  Please refer to Notes 2 and 18 for information related to federal income tax of dividends.  The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Per Share	Amount	Per Share	Amount	Per Share	Amount

Common Stock	$2.96000	$653,321	$2.83500	$483,746	$2.74000	$348,578
Series D Preferred Stock	0.50301	2,012	1.96875	7,875	1.96875	7,875
Series E Preferred Stock	-	-	-	-	1.12500	94
Series F Preferred Stock	0.48715	3,410	1.90625	13,344	1.90625	13,344
Series G Preferred Stock	-	-	-	-	1.40640	332
Series H Preferred Stock	2.85840	1,000	2.85840	1,000	-	-
Series I Preferred Stock	3.25000	46,719	1.33159	38,283	-	-
Series J Preferred Stock	1.39038	15,988	-	-	-	-
Totals		$722,450		$544,248		$370,223

     Accumulated Other Comprehensive Income. The following is a summary of accumulated other comprehensive income/(loss) as of the dates indicated (in thousands):

	December 31, 2012	December 31, 2011
Unrecognized gains (losses) on cash flow hedges	$(6,957)	$(8,561)
Unrecognized gains (losses) on equity investments	(216)	(619)
Unrecognized gains (losses) on foreign currency translation	(881)	-
Unrecognized actuarial gains (losses)	(2,974)	(2,748)
Totals	$(11,028)	$(11,928)

     Other Equity.  Other equity consists of accumulated option compensation expense, which represents the amount of amortized compensation costs related to stock options awarded to employees and directors. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $2,875,000, $1,917,000 and $1,634,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Valuation Assumptions

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Dividend yield	5.16%	5.74%	6.28%
Expected volatility	35.15%	34.80%	34.08%
Risk-free interest rate	1.48%	2.87%	3.23%
Expected life (in years)	7.0	7.0	7.0
Weighted-average fair value	$11.11	$9.60	$7.82

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

Option Award Activity

     The following table summarizes information about stock option activity for the periods presented:

	Year Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
Stock Options	(000's)	Exercise Price	(000's)	Exercise Price	(000's)	Exercise Price
Options at beginning of year	1,252	$42.12	1,207	$39.45	1,062	$37.71
Options granted	332	57.33	289	49.17	280	43.29
Options exercised	(341)	40.11	(232)	36.92	(129)	33.58
Options terminated	(81)	51.81	(12)	43.09	(6)	37.82
Options at end of period	1,162	$46.40	1,252	$42.12	1,207	$39.45

Options exercisable at end of period	313	$40.82	427	$39.45	440	$37.76
Weighted average fair value of
options granted during the period		$11.11		$9.60		$7.82

     The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted Average	Number	Weighted	Weighted Average
	Outstanding	Average	Remaining	Exercisable	Average	Remaining
Range of Per Share Exercise Prices	(thousands)	Exercise Price	Contract Life	(thousands)	Exercise Price	Contract Life
$30-$40	271	$36.80	6.3	132	$36.58	5.5
$40-$50	593	45.31	7.7	181	43.90	6.3
$50+	298	57.33	10.0	-	-	-
Totals	1,162	$$46.40	6.9	313	$40.82	6.0

Aggregate intrinsic value	$17,095,000			$6,341,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at December 31, 2012.  During the years ended December 31, 2012, 2011 and 2010, the aggregate intrinsic value of options exercised under our stock incentive plans was $6,186,000, $3,390,000 and $1,798,000, respectively (determined as of the date of option exercise).  Cash received from option exercises under our stock incentive plans was $13,949,000, $8,628,000 and $4,022,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, there was approximately $5,104,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans.  That cost is expected to be recognized over a weighted-average period of 4 years.  As of

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, there was approximately $24,796,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans.  That cost is expected to be recognized over a weighted-average period of 3 years.

The following table summarizes information about non-vested stock incentive awards as of December 31, 2012 and changes for the year ended December 31, 2012:

	Stock Options		Restricted Stock
	Number of	Weighted-Average	Number of	Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	(000's)	Fair Value	(000's)	Fair Value
Non-vested at December 31, 2011	825	$7.40	508	$44.91
Vested	(211)	6.96	(228)	47.38
Granted	332	11.11	404	57.31
Terminated	(97)	7.29	(83)	42.75
Non-vested at December 31, 2012	849	$8.97	601	$52.60

We use the Black-Scholes-Merton option pricing model to estimate the value of stock option grants and expect to continue to use this acceptable option valuation model. We recognize compensation cost for share-based grants on a straight-line basis through the date the awards become fully vested or to the retirement eligible date, if sooner. Compensation cost totaled $18,521,000, $10,786,000 and $11,823,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator for basic and diluted earnings
per share - net income attributable to
common stockholders	$221,884	$157,108	$106,882

Denominator for basic earnings per
share: weighted-average shares	224,343	173,741	127,656
Effect of dilutive securities:
Employee stock options	231	176	125
Non-vested restricted shares	312	246	420
Convertible senior unsecured notes	1,067	238	7
Dilutive potential common shares	1,610	660	552
Denominator for diluted earnings per
share: adjusted-weighted average shares	225,953	174,401	128,208

Basic earnings per share	$0.99	$0.90	$0.84
Diluted earnings per share	$0.98	$0.90	$0.83

The diluted earnings per share calculations exclude the dilutive effect of 182,000, 0 and 280,000 stock options for the years ended December 31, 2012, 2011 and 2010, respectively, because the exercise prices were more than the average market price. The Series H Cumulative Convertible and Redeemable Preferred Stock issued in 2010 was excluded from the calculations for 2010 and 2011 as the effect of the conversions was anti-dilutive.  The Series I Cumulative Convertible Perpetual Preferred Stock issued in 2011 was excluded from the calculations for 2011 and 2012 as the effect of the conversions was anti-dilutive.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Forward Contracts — Foreign currency forward contracts are recorded as assets or liabilities on the balance sheet at fair market value.  Fair market value is determined using level two inputs by estimating the future value of the currency pair based on existing exchange rates, comprised of current spot and traded forward points, and calculating a present value of the net amount using a discount factor based on observable traded interest rates.

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Mortgage loans receivable	$87,955	$88,975	$63,934	$64,194
Other real estate loans receivable	807,710	820,195	228,573	231,308
Available-for-sale equity investments	1,384	1,384	980	980
Cash and cash equivalents	1,033,764	1,033,764	163,482	163,482

Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$-	$-	$610,000	$610,000
Senior unsecured notes	6,114,151	6,793,424	4,434,107	4,709,736
Secured debt	2,336,196	2,515,145	2,112,649	2,297,278
Interest rate swap agreements	264	264	2,854	2,854
Foreign currency forward contracts	7,247	7,247	-	-

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

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the use of unobservable inputs when measuring fair value.  The guidance describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Please see Note 2 for additional information.

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

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$1,384	$1,384	$-	$-
Interest rate swap agreements(2)	(264)	-	(264)	-
Foreign currency forward contract(2)	(7,247)	-	(7,247)	-
Totals	$(6,127)	$1,384	$(7,511)	$-

(1) Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.
(2) Please see Note 11 for additional information.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis.  As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired/assumed in business combinations (see Note 3) and asset impairments (see Note 5 for impairments of real property and Note 6 for impairments of loans receivable). We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, we have determined that each of these fair value measurements generally reside within Level 3 of the fair value hierarchy. We estimate the fair value of real estate and related intangibles using the income approach and unobservable data such as net operating income and estimated capitalization and discount rates.  We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value.  We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above.  We estimate the fair value of secured debt assumed in business combinations using current interest rates at which similar borrowings could be obtained on the transaction date.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment Reporting

     We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our five operating segments: seniors housing triple-net, seniors housing operating, medical office buildings, hospitals and life science. Our seniors housing triple-net properties include skilled nursing/post-acute facilities, assisted living facilities, independent living/continuing care retirement communities and combinations thereof. Under the seniors housing triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our seniors housing operating properties include seniors housing communities that are owned and/or operated through RIDEA structures (see Note 3).

     Our medical facility properties include medical office buildings, hospitals and life science buildings which are aggregated into our medical facilities reportable segment. Our medical office buildings are typically leased to multiple tenants and generally require a certain level of property management. Our hospital investments are leased and we are not involved in the management of the property. Our life science investment represents an investment in an unconsolidated entity (see Note 7).

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments.  There are no intersegment sales or transfers.

     We evaluate performance based upon net operating income from continuing operations (“NOI”) of each segment. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, transaction costs, provision for loan losses and interest expense. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

     Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.

     Summary information for the reportable segments (which excludes unconsolidated entities) during the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

Year Ended December 31, 2012:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$692,807	$-	$387,462	$-	$1,080,269
Resident fees and services	-	697,494	-	-	697,494
Interest income	24,380	6,208	8,477	-	39,065
Other income	2,412	-	1,947	912	5,271
Total revenues	719,599	703,702	397,886	912	1,822,099

Property operating expenses	-	(471,678)	(98,439)	-	(570,117)
Net operating income from continuing operations	719,599	232,024	299,447	912	1,251,982

Reconciling items:
Interest expense	(4,601)	(67,524)	(31,540)	(263,418)	(367,083)
(Loss) gain on derivatives, net	(96)	1,921	-	-	1,825
Depreciation and amortization	(203,987)	(165,798)	(146,103)	-	(515,888)
General and administrative	-	-	-	(97,341)	(97,341)
Transaction costs	(35,705)	(12,756)	(13,148)	-	(61,609)
(Loss) gain on extinguishment of debt, net	(2,405)	2,697	483	-	775
Provision for loan losses	(27,008)	-	-	-	(27,008)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$445,797	$(9,436)	$109,139	$(359,847)	$185,653

Total assets	$8,447,698	$5,323,777	$4,706,159	$1,071,475	$19,549,109

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2011:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$546,951	$-	$274,659	$-	$821,610
Resident fees and services	-	456,085	-	-	456,085
Interest income	34,068	-	7,002	-	41,070
Other income	6,620	-	3,985	690	11,295
Total revenues	587,639	456,085	285,646	690	1,330,060

Property operating expenses	-	(314,142)	(63,597)	-	(377,739)
Net operating income from continuing operations	587,639	141,943	222,049	690	952,321

Reconciling items:
Interest expense	(238)	(46,342)	(21,909)	(228,884)	(297,373)
Depreciation and amortization	(158,882)	(138,192)	(96,808)	-	(393,882)
General and administrative	-	-	-	(77,201)	(77,201)
Transaction costs	(27,993)	(36,328)	(5,903)	-	(70,224)
(Loss) gain on extinguishment of debt, net	-	979	-	-	979
Provision for loan losses	-	-	(2,010)	-	(2,010)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$400,526	$(77,940)	$95,419	$(305,395)	$112,610

Total assets	$7,823,953	$3,041,238	$3,795,940	$263,475	$14,924,606

Year Ended December 31, 2010:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$283,505	$-	$195,960	$-	$479,465
Resident fees and services	-	51,006	-	-	51,006
Interest income	36,176	-	4,679	-	40,855
Other income	3,386	-	985	2,874	7,245
Total revenues	323,067	51,006	201,624	2,874	578,571

Property operating expenses	-	(32,621)	(45,166)	-	(77,787)
Net operating income from continuing operations	323,067	18,385	156,458	2,874	500,784

Reconciling items:
Interest expense	4,524	(7,794)	(17,579)	(113,129)	(133,978)
Depreciation and amortization	(81,718)	(15,504)	(67,943)	-	(165,165)
General and administrative	-	-	-	(54,626)	(54,626)
Transaction costs	(20,612)	(20,936)	(5,112)	-	(46,660)
Loss (gain) on extinguishment of debt, net	(7,791)	-	(1,308)	(25,072)	(34,171)
Provision for loan losses	(29,684)	-	-	-	(29,684)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$187,786	$(25,849)	$64,516	$(189,953)	$36,500

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. For the year ended December 31, 2012, $25,321,000 (or 1.4% of our revenues) and $856,895,000 (or 4.4% of our assets) were located outside the United States. There were no revenues or assets located outside the United States for the years ended December 31, 2011 and 2010.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes and Distributions

We elected to be taxed as a REIT commencing with our first taxable year.  To qualify as a REIT for federal income tax purposes, at least 90% of taxable income (excluding 100% of net capital gains) must be distributed to stockholders.  REITs that do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The main differences between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, basis differences in acquisitions, recording of impairments, differing useful lives and depreciation and amortization methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes.

Cash distributions paid to common stockholders, for federal income tax purposes, are as follows for the periods presented:

	Year Ended December 31,
	2012	2011	2010
Per Share:
Ordinary income	$1.5000	$1.1472	$0.7774
Return of capital	1.3376	1.4227	1.7408
Long-term capital gains	0.1176	0.1059	0.0190
Unrecaptured section 1250 gains	0.0048	0.1592	0.2028
Totals	$2.9600	$2.8350	$2.7400

     Our consolidated provision for income taxes is as follows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Current	$4,785	$389	$319
Deferred	2,827	999	45
Totals	$7,612	$1,388	$364

     REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders.  For the tax year ended December 31, 2012, as a result of acquisitions located in Canada and the United Kingdom, we were subject to foreign income taxes under the respective tax laws of these jurisdictions.  The provision for income taxes for the year ended December 31, 2012 primarily relates to state taxes, foreign taxes, requirements of ASC 740-10, and taxes on TRS income.

     For the tax year ended December 31, 2012, the Canadian and United Kingdom tax expense amount included in the consolidated provision for income taxes was $596,000.  We did not hold an interest in any entity located in a foreign jurisdiction for the years ended December 31, 2011 and 2010.

     A reconciliation of income tax expense, which is computed by applying the federal corporate tax rate for the years ended December 31, 2012, 2011 and 2010, to the income tax provision/(benefit) is as follows for the periods presented (dollars in thousands):

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2012	2011	2010
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interests and income taxes	$64,979	$54,750	$26,111
Increase in valuation allowance	9,234	(4,732)	317
Tax at statutory rate on earnings not subject to federal income taxes	(72,640)	(48,630)	(26,064)
Other differences	6,039	-	-
Totals	$7,612	$1,388	$364

     Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of taxable and deductible temporary differences, as well as tax attributes, are summarized as follows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(2,144)	$(1,577)	$(29)
Operating loss and interest deduction carryforwards	8,552	1,488	7,080
Expense accruals and other	4,372	5,749	1,980
Valuation allowance	(12,199)	(2,965)	(7,697)
Totals	$(1,419)	$2,695	$1,334

     At December 31, 2012, we recorded a valuation allowance related to the deferred tax assets of our U.S. taxable REIT subsidiaries and Canadian entities. These tax attributes are carried forward in order to offset taxable income in future years.  The valuation allowances have been established for these assets based upon our assessment of whether it is more likely than not that such assets may not be realized. During the year ended December 31, 2012, the valuation allowance increased primarily due to additional deferred tax assets recorded for Canadian net operating losses.  At December 31, 2012, we had a net operating loss (“NOL”) carryforward related to Canadian entities of $32,061,000.  These Canadian losses have a 20-year carryforward period.  The valuation allowance rollforward is summarized as follows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$2,965	$7,697	$7,380
Additions	9,234	-	317
Deductions	-	(4,732)	-
Ending balance	$12,199	$2,965	$7,697

     As a result of certain acquisitions, we are subject to corporate level taxes for any related asset dispositions that may occur during the ten-year period immediately after such assets were owned by a C corporation (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to the lesser of (a) the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset, or (b) the actual amount of gain. Some but not all gains recognized during this period of time could be offset by available net operating losses and capital loss carryforwards.  As of December 31, 2012, we have acquired an additional 40 assets with built-in gains as of the date of acquisition that could be subject to the built-in gains tax if disposed of prior to the expiration of the applicable ten-year period.  We have not recorded a deferred tax liability as a result of the potential built-in gains tax based on our intentions with respect to such properties and available tax planning strategies.

     Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), for taxable years beginning after July 30, 2008, the REIT may lease “qualified health care properties” on an arm’s-length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.” A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients.  We have entered into various joint ventures that were structured under RIDEA.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Resident level rents and related operating expenses for these facilities are reported in the consolidated financial statements and are subject to federal taxes as the operations of such facilities are included in a TRS.  Certain net operating loss carryforwards could be utilized to offset taxable income in future years.

    Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2008 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2007 and subsequent years. In the future, we will be subject to audit by the Canada Revenue Agency (“CRA”) and provincial authorities generally for periods subsequent to our REIT acquisition in May 2012 related to entities acquired or formed in connection with the acquisition, and by HM Revenue & Customs for periods subsequent to our REIT acquisition in August 2012 related to entities acquired or formed in connection with the acquisition.

     At December 31, 2012, we had a net operating loss (“NOL”) carryforward related to the REIT of $96,253,000.  Due to our uncertainty regarding the realization of certain deferred tax assets, we have not recorded a deferred tax asset related to NOLs generated by the REIT.  These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid.  The NOL carryforwards will expire through 2032.

     We apply the rules under ASC 740-10 “Accounting for Uncertainty in Income Taxes” for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority.  The following table summarizes the activity related to our unrecognized tax benefits for the periods presented (dollars in thousands):

	Year Ended December 31,
	2012	2011
Gross unrecognized tax benefits at beginning of year	$6,098	$-
Increases (decreases) in unrecognized tax benefits related to a prior year	(248)	-
Increases (decreases) in unrecognized tax benefits related to the current year	394	6,098
Lapse in statute of limitations for assessment	(146)	-
Gross unrecognized tax benefits at end of year	$6,098	$6,098

     Of the total $6,098,000 of total liability for gross unrecognized tax benefits at December 31, 2012, $5,916,000 (exclusive of accrued interest and penalties) relates to the April 1, 2011 Genesis HealthCare Corporation transaction (“Genesis Acquisition”) and is included in accrued expenses and other liabilities on the consolidated balance sheet.  As a part of the Genesis Acquisition, we received a full indemnification from FC-GEN Operations Investment, LLC covering income taxes or other taxes as well as  interest and penalties relating to tax positions taken by FC-GEN Operations Investment, LLC prior to the acquisition.  Accordingly, an offsetting indemnification asset is recorded in receivables and other assets on the consolidated balance sheet.  Such indemnification asset is reviewed for collectability periodically.

     There is no amount of unrecognized tax benefits, currently accrued for, that would have a material impact on the effective tax rate to the extent that would be recognized.  There were insignificant uncertain tax positions as of December 31, 2012 for which it is reasonably possible that the amount of unrecognized tax benefits would decrease during 2013.  Interest and penalties totaled $299,000 and $815,000, respectively, for the year ended December 31, 2012 and are included in income tax expense.  Of these amounts, $221,000 and $638,000 of interest and penalties, respectively, relate to the Genesis Acquisition and are offset by the indemnification asset.

19. Retirement Arrangements

Under the retirement plan and trust (the “401(k) Plan”), eligible employees may make contributions, and we may make matching contributions and a profit sharing contribution. Our contributions to the 401(k) Plan totaled $2,140,000, $1,558,000 and $1,341,000 in 2012, 2011 and 2010, respectively.

We have a Supplemental Executive Retirement Plan (“SERP”), a non-qualified defined benefit pension plan, which provides one executive officer with supplemental deferred retirement benefits. The SERP provides an opportunity for the participant to receive

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. Benefit payments are expected to total $4,043,000 during the next five fiscal years and $2,479,000 thereafter. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $6,665,000 at December 31, 2012 ($5,623,000 at December 31, 2011).

20. Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 (in thousands, except per share data). The sum of individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of income due to rounding.

	Year Ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter(2)	4th Quarter
Revenues - as reported	$435,359	$453,082	$474,139	$500,663
Discontinued operations	(17,230)	(13,194)	(10,720)	-
Revenues - as adjusted(1)	$418,129	$439,888	$463,419	$500,663
Net income (loss) attributable to common stockholders	$39,307	$54,735	$37,269	$90,576
Net income (loss) attributable to common stockholders per share:
Basic	$0.20	$0.26	$0.17	$0.35
Diluted	0.19	0.25	0.16	0.35

	Year Ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter(3)	4th Quarter(4)
Revenues - as reported	$255,477	$381,059	$384,786	$407,391
Discontinued operations	(26,859)	(24,361)	(24,607)	(22,826)
Revenues - as adjusted(1)	$228,618	$356,698	$360,179	$384,565
Net income attributable to common stockholders	$23,372	$69,847	$36,607	$27,282
Net income attributable to common stockholders per share:
Basic	$0.15	$0.40	$0.21	$0.15
Diluted	0.15	0.39	0.21	0.15

(1) We have reclassified the income attributable to the properties sold prior to or held for sale at December 31, 2012 to discontinued operations. See Note 5.

(2) The decreases in net income and amounts per share are primarily attributable to gains on sales of real estate totaling $32,450,000 for the second quarter as compared to $12,827,000 for the third quarter.

(3) The decreases in net income and amounts per share are primarily attributable to gains on sales of real estate totaling $30,224,000 for the second quarter as compared to $185,000 for the third quarter.

(4) The decreases in net income and amounts per share are primarily attributable to impairment charges of $11,992,000.

HEALTH CARE REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Subsequent Events

Line of Credit Modification

On January 8, 2013, we closed a $2,750,000,000 unsecured line of credit arrangement consisting of a $2,250,000,000 revolver and a $500,000,000 term loan.  The facility replaced our existing $2,000,000,000 unsecured line of credit arrangement described in Note 9. The revolver matures on March 31, 2017, but can be extended for an additional year at our option.  The term loan matures on March 31, 2016, but can be extended up to two years at our option.  The revolver bears interest at LIBOR plus 117.5 basis points and has an annual facility fee of 22.5 basis points.  The term loan bears interest at LIBOR plus 135 basis points. We have an option to upsize the facility by up to an additional $1,000,000,000 through an accordion feature, allowing for aggregate commitments of up to $3,750,000,000.  The facility also allows us to borrow up to $500,000,000 in alternate currencies.

     Sunrise Merger

     In August 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sunrise Senior Living, Inc. (“Sunrise”), pursuant to which we agreed to acquire Sunrise in an all-cash merger (the “Merger”) in which Sunrise stockholders would receive $14.50 in cash for each share of Sunrise common stock. Subsequent to December 31, 2012, we completed our acquisition of the Sunrise property portfolio.  The total estimated purchase price of approximately $3,281,300,000 (which includes certain seniors housing operating investments that occurred during the year ended December 31, 2012 and are included in Notes 3 and 6) is comprised of approximately $3,084,400,000 cash consideration and $133,900,000 of assumed debt (excluding our pro rata share of debt at unconsolidated entities) and excludes fair value and other purchase price accounting adjustments.  As of December 31, 2012, we were committed to fund an additional $2,021,400,000 in cash which was sourced from cash on-hand and our new unsecured line of credit arrangement described above.

     In connection with the Merger Agreement, Sunrise agreed to sell its management business and certain additional assets and liabilities to Red Fox Management, LP (the “Management Business Buyer”). Immediately prior to our acquisition of the Sunrise property portfolio on January 9, 2013, the Management Business Buyer acquired the Sunrise management company for $130,000,000, with the Company investing $26,000,000 for a 20% ownership interest. The Management Business Buyer will provide management services to the communities under an incentive-based management contract.

Initial accounting for the entire acquisition is incomplete as of February 26, 2013 due to the complexity of the transaction.  No measurement period adjustments were recognized for the year ending December 31, 2012 as the transaction closed after year-end.  Pro forma financial information has not been provided herein due to a lack of sufficient information at the time of the filing.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework.  Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2012.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Health Care REIT, Inc.

     We have audited Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Care REIT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, Health Care REIT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 26, 2013 expressed an unqualified opinion thereon.

       /s/  Ernst & Young LLP

Toledo, Ohio

February 26, 2013

Item 9B. Other Information

     None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Executive Officers,” “Board and Committees,” “Communications with the Board” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (the “Commission”) prior to April 30, 2013.

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

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2013.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the information under the headings “Board and Committees — Independence and Meetings” and “Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2013.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information under the headings “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2013.

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

(c)           Financial Statement Schedules:

Financial statement schedules are included beginning on page 110.

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

                                                                                                     HEALTH CARE REIT, INC.

                                                                                                                   By: /s/   George L. Chapman

                                                                                                                           Chairman, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2013, by the following person on behalf of the Company and in the capacities indicated.

/s/ William C. Ballard, Jr.**	/s/ Jeffrey R. Otten**
William C. Ballard, Jr., Director	Jeffrey R. Otten, Director

/s/ Thomas J. Derosa**	/s/ Judith C. Pelham**
Thomas J. DeRosa, Director	Judith C. Pelham, Director

/s/ Jeffrey H. Donahue**	/s/ R. Scott Trumbull**
Jeffrey H. Donahue, Director	R. Scott Trumbull, Director

/s/ Peter J. Grua**	/s/ George L. Chapman
Peter J. Grua, Director	George L. Chapman, Chairman, Chief Executive
Officer, President and Director
(Principal Executive Officer)

/s/ Fred S. Klipsch**	/s/ Scott A. Estes**
Fred S. Klipsch, Director	Scott A. Estes, Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Sharon M. Oster**	/s/ Paul D. Nungester, Jr.**
Sharon M. Oster, Director	Paul D. Nungester, Jr., Senior Vice President and
Controller (Principal Accounting Officer)

**By: /s/ George L. Chapman
George L. Chapman, Attorney-in-Fact

Health Care REIT, Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built
Seniors housing triple-net:
Aboite Twp, IN	$-	$1,770	$19,930	$1,601	$1,770	$21,531	$1,222	2010	2008
Agawam, MA	-	880	16,112	2,134	880	18,246	5,213	2002	1993
Agawam, MA	-	1,230	13,618	289	1,230	13,906	709	2011	1975
Agawam, MA	-	930	15,304	229	930	15,533	762	2011	1970
Agawam, MA	-	920	10,661	36	920	10,697	556	2011	1985
Agawam, MA	-	920	10,562	45	920	10,607	551	2011	1967
Akron, OH	-	290	8,219	491	290	8,710	1,821	2005	1961
Akron, OH	-	630	7,535	229	630	7,764	1,414	2006	1915
Alliance, OH	-	270	7,723	107	270	7,830	1,539	2006	1982
Amelia Island, FL	-	3,290	24,310	20,122	3,288	44,434	6,432	2005	1998
Ames, IA	-	330	8,870	-	330	8,870	639	2010	1999
Anderson, SC	-	710	6,290	419	710	6,709	1,955	2003	1986
Andover, MA	-	1,310	12,647	27	1,310	12,674	679	2011	1985
Annapolis, MD	-	1,010	24,825	50	1,010	24,876	1,185	2011	1993
Ansted, WV	-	240	14,113	43	240	14,156	662	2011	1982
Asheboro, NC	-	290	5,032	165	290	5,197	1,340	2003	1998
Asheville, NC	-	204	3,489	-	204	3,489	1,375	1999	1999
Asheville, NC	-	280	1,955	351	280	2,306	669	2003	1992
Aspen Hill, MD	-	-	9,008	457	-	9,465	482	2011	1988
Aurora, OH	-	1,760	14,148	41	1,760	14,189	811	2011	2002
Aurora, CO	-	2,600	5,906	7,915	2,600	13,821	2,915	2006	1988
Aurora, CO	-	2,440	28,172	-	2,440	28,172	4,425	2006	2007
Austin, TX	9,934	730	18,970	-	730	18,970	2,931	2007	2006
Aventura, FL	-	4,540	33,986	-	4,540	33,986	305	2012	2001
Avon, IN	-	1,830	14,470	-	1,830	14,470	1,089	2010	2004
Avon Lake, OH	-	790	10,421	32	790	10,452	622	2011	2001
Ayer, MA	-	-	22,074	3	-	22,077	1,056	2011	1988
Baltic, OH	-	50	8,709	189	50	8,898	1,716	2006	1983
Baltimore, MD	-	1,350	14,884	321	1,350	15,204	754	2011	1905
Baltimore, MD	-	900	5,039	90	900	5,129	302	2011	1969
Bartlesville, OK	-	100	1,380	-	100	1,380	634	1996	1995
Baytown, TX	9,317	450	6,150	-	450	6,150	1,883	2002	2000
Baytown, TX	-	540	11,110	-	540	11,110	1,009	2009	2008
Beachwood, OH	-	1,260	23,478	-	1,260	23,478	7,182	2001	1990
Beattyville, KY	-	100	6,900	660	100	7,560	1,489	2005	1972
Bedford, NH	-	2,250	28,831	5	2,250	28,836	1,371	2011	1978
Bellevue, WI	-	1,740	18,260	571	1,740	18,831	3,207	2006	2004
Benbrook, TX	-	1,550	13,553	-	1,550	13,553	589	2011	1984
Bethel Park, PA	-	1,700	16,007	-	1,700	16,007	1,650	2007	2009
Bluefield, VA	-	900	12,463	32	900	12,495	611	2011	1990
Boca Raton, FL	-	1,440	31,048	-	1,440	31,048	275	2012	1989
Boonville, IN	-	190	5,510	-	190	5,510	1,654	2002	2000
Bradenton, FL	-	252	3,298	-	252	3,298	1,531	1996	1995
Bradenton, FL	3,031	480	9,953	-	480	9,953	132	2012	2000
Braintree, MA	-	170	7,157	1,290	170	8,447	7,669	1997	1968
Brandon, MS	-	1,220	10,241	-	1,220	10,241	608	2010	1999
Bremerton, WA	-	390	2,210	144	390	2,354	364	2006	1999
Bremerton, WA	-	830	10,420	150	830	10,570	649	2010	1984
Brick, NJ	-	1,290	25,247	102	1,290	25,349	904	2011	2000
Brick, NJ	-	1,170	17,372	223	1,179	17,586	910	2010	1998
Brick, NJ	-	690	17,125	51	690	17,176	880	2010	1999
Bridgewater, NJ	-	1,850	3,050	-	1,850	3,050	997	2004	1970
Bridgewater, NJ	-	1,730	48,201	260	1,739	48,452	2,479	2010	1999
Bridgewater, NJ	-	1,800	31,810	40	1,800	31,850	1,124	2011	2001
Broadview Heights, OH	-	920	12,400	2,393	920	14,793	3,945	2001	1984
Brookline, MA	-	2,760	9,217	2,540	2,760	11,757	554	2011	1984
Brooklyn Park, MD	-	1,290	16,329	29	1,290	16,358	808	2011	1973
Burleson, TX	-	670	13,985	-	670	13,985	630	2011	1988
Burlington, NC	-	280	4,297	707	280	5,004	1,270	2003	2000
Burlington, NC	-	460	5,467	-	460	5,467	1,428	2003	1997
Burlington, NJ	-	1,700	12,554	382	1,700	12,936	716	2011	1965
Burlington, NJ	-	1,170	19,205	167	1,170	19,372	820	2011	1994
Byrdstown, TN	-	-	2,414	269	-	2,683	1,414	2004	1982
Cambridge, MD	-	490	15,843	207	490	16,050	767	2011	1990
Canton, MA	-	820	8,201	263	820	8,464	3,125	2002	1993
Canton, OH	-	300	2,098	-	300	2,098	819	1998	1998
Cape Coral, FL	-	530	3,281	-	530	3,281	989	2002	2000
Cape Coral, FL	9,387	760	18,868	-	760	18,868	254	2012	2009
Carmel, IN	-	2,370	57,175	421	2,370	57,596	6,749	2006	2007
Cary, NC	-	1,500	4,350	986	1,500	5,336	1,926	1998	1996
Catonsville, MD	-	1,330	15,003	549	1,330	15,552	759	2011	1973
Cedar Grove, NJ	-	1,830	10,939	10	1,830	10,949	567	2011	1964
Cedar Grove, NJ	-	2,850	27,737	21	2,850	27,757	1,352	2011	1970
Centreville, MD(2)	-	600	14,602	-	600	14,602	726	2011	1978
Chapel Hill, NC	-	354	2,646	783	354	3,429	993	2002	1997
Charles Town, WV	-	230	22,834	29	230	22,863	1,057	2011	1997
Charleston, WV	-	440	17,575	47	440	17,622	823	2011	1998
Charleston, WV	-	410	5,430	13	410	5,444	287	2011	1979
Chelmsford, MA	-	1,040	10,951	1,499	1,040	12,450	2,734	2003	1997
Chicago, IL	-	1,800	19,256	-	1,800	19,256	313	2012	2005
Chicago, IL	-	2,900	17,016	-	2,900	17,016	280	2012	2007
Chickasha, OK	-	85	1,395	-	85	1,395	635	1996	1996
Cinnaminson, NJ	-	860	6,663	149	860	6,812	375	2011	1965
Claremore, OK	-	155	1,427	1	155	1,428	630	1996	1996
Clark Summit, PA	-	600	11,179	15	600	11,194	576	2011	1985
Clark Summit, PA	-	400	6,529	54	400	6,583	344	2011	1997
Clarksville, TN	-	330	2,292	-	330	2,292	887	1998	1998
Cleburne, TX	-	520	5,369	-	520	5,369	799	2006	2007
Cleveland, TN	-	350	5,000	122	350	5,122	1,684	2001	1987
Clinton, MD	-	2,330	20,876	-	2,330	20,876	345	2012	1988
Cloquet, MN	-	340	4,660	-	340	4,660	165	2011	2006
Colchester, CT	-	980	4,860	495	980	5,355	313	2011	1986
Colts Neck, NJ	-	780	14,733	347	920	14,940	795	2010	2002
Columbia, TN	-	341	2,295	-	341	2,295	899	1999	1999
Columbia, TN	-	590	3,787	-	590	3,787	1,303	2003	1974
Columbia, SC	-	2,120	4,860	5,709	2,120	10,569	2,527	2003	2000
Columbia Heights, MN	-	825	14,175	-	825	14,175	469	2011	2009
Columbus, IN	-	610	3,190	-	610	3,190	235	2010	1998
Columbus, IN	-	530	6,710	-	530	6,710	1,863	2002	2001
Columbus, OH	-	530	5,170	8,255	1,070	12,885	2,533	2005	1968
Columbus, OH	-	1,010	5,022	-	1,010	5,022	1,084	2006	1983
Columbus, OH	-	1,010	4,931	13,620	1,860	17,701	3,412	2006	1978
Concord, NC	-	550	3,921	55	550	3,976	1,151	2003	1997
Concord, NH	-	780	18,423	378	780	18,801	867	2011	1972
Concord, NH	-	1,760	43,179	545	1,760	43,724	2,021	2011	1994
Concord, NH	-	720	3,041	203	720	3,245	188	2011	1905
Conroe, TX	-	980	7,771	-	980	7,771	592	2009	2010
Conyers, GA	-	2,740	19,302	-	2,740	19,302	171	2012	1998
Corpus Christi, TX	-	400	1,916	-	400	1,916	604	2005	1985
Cortland, NY	-	700	18,041	-	700	18,041	117	2012	2001
Daniels, WV	-	200	17,320	49	200	17,370	808	2011	1986
Danville, VA	-	410	3,954	722	410	4,676	1,238	2003	1998
Daphne, AL	-	2,880	8,670	-	2,880	8,670	155	2012	2001
Dedham, MA	-	1,360	9,830	-	1,360	9,830	3,168	2002	1996
DeForest, WI	-	250	5,350	354	250	5,704	840	2007	2006
Defuniak Springs, FL	-	1,350	10,250	-	1,350	10,250	1,867	2006	1980
Denton, TX	-	1,760	8,305	-	1,760	8,305	272	2010	2011
Denver, CO	-	2,530	9,514	-	2,530	9,514	1,965	2005	1986
Denver, CO	-	3,650	14,906	1,605	3,650	16,511	2,565	2006	1987
Denver, CO	-	2,076	13,594	-	2,076	13,594	1,146	2007	2009
Dover, DE	-	400	7,717	38	400	7,755	396	2011	1997
Dover, DE	-	600	22,266	90	600	22,356	1,063	2011	1984
Drescher, PA	-	2,060	40,236	159	2,067	40,388	2,063	2010	2001
Dundalk, MD(2)	-	1,770	32,047	-	1,770	32,047	1,532	2011	1978
Durham, NC	-	1,476	10,659	2,196	1,476	12,855	8,207	1997	1999
East Brunswick, NJ	-	1,380	34,229	87	1,380	34,315	1,198	2011	1998
East Norriston, PA	-	1,200	28,129	285	1,210	28,404	1,474	2010	1988
Easton, MD	-	900	24,539	-	900	24,539	1,205	2011	1962
Easton, PA	-	285	6,315	-	285	6,315	3,579	1993	1959
Eatontown, NJ	-	1,190	23,358	67	1,190	23,426	1,138	2011	1996
Eden, NC	-	390	4,877	-	390	4,877	1,294	2003	1998
Edmond, OK	-	410	8,388	-	410	8,388	210	2012	2001
Elizabeth City, NC	-	200	2,760	2,011	200	4,771	1,592	1998	1999
Elizabethton, TN	-	310	4,604	336	310	4,940	1,658	2001	1980
Englewood, NJ	-	930	4,514	17	930	4,531	242	2011	1966
Englishtown, NJ	-	690	12,520	401	722	12,890	683	2010	1997
Erin, TN	-	440	8,060	134	440	8,194	2,581	2001	1981
Everett, WA	-	1,400	5,476	-	1,400	5,476	2,037	1999	1999
Fair Lawn, NJ	-	2,420	24,504	159	2,420	24,663	1,190	2011	1962
Fairfield, CA	-	1,460	14,040	1,548	1,460	15,588	4,337	2002	1998
Fairhope, AL	-	570	9,119	-	570	9,119	162	2012	1987
Fall River, MA	-	620	5,829	4,856	620	10,685	3,953	1996	1973
Fall River, MA	-	920	34,715	208	920	34,923	1,655	2011	1993
Fanwood, NJ	-	2,850	55,175	121	2,850	55,296	1,904	2011	1982
Fayetteville, GA	-	560	12,665	-	560	12,665	110	2012	1994
Fayetteville, NY	-	410	3,962	500	410	4,462	1,316	2001	1997
Findlay, OH	-	200	1,800	-	200	1,800	762	1997	1997
Fishers, IN	-	1,500	14,500	-	1,500	14,500	1,090	2010	2000
Florence, NJ	-	300	2,978	-	300	2,978	893	2002	1999
Flourtown, PA	-	1,800	14,830	108	1,800	14,938	737	2011	1908
Flower Mound, TX	-	1,800	8,414	-	1,800	8,414	-	2011	-
Follansbee, WV	-	640	27,670	44	640	27,714	1,305	2011	1982
Forest City, NC	-	320	4,497	-	320	4,497	1,205	2003	1999
Fort Ashby, WV	-	330	19,566	123	330	19,689	906	2011	1980
Franconia, NH	-	360	11,320	69	360	11,390	549	2011	1971
Franklin, NH	-	430	15,210	46	430	15,255	729	2011	1990
Fredericksburg, VA	-	1,000	20,000	1,200	1,000	21,200	4,133	2005	1999
Fredericksburg, VA	-	590	28,611	35	590	28,646	1,339	2011	1977
Fredericksburg, VA	-	3,700	22,016	-	3,700	22,016	143	2012	1992
Gardner, MA	-	480	10,210	27	480	10,237	517	2011	1902
Gastonia, NC	-	470	6,129	-	470	6,129	1,591	2003	1998
Gastonia, NC	-	310	3,096	22	310	3,118	866	2003	1994
Gastonia, NC	-	400	5,029	120	400	5,149	1,346	2003	1996
Georgetown, TX	-	200	2,100	-	200	2,100	876	1997	1997
Gettysburg, PA	-	590	8,913	26	590	8,938	475	2011	1987
Glastonbury, CT	-	1,950	9,532	595	2,360	9,717	513	2011	1966
Glen Mills, PA	-	690	9,110	165	690	9,275	467	2011	1993
Glenside, PA	-	1,940	16,867	24	1,940	16,891	832	2011	1905
Goshen, IN	-	210	6,120	-	210	6,120	1,255	2005	2006
Graceville, FL	-	150	13,000	-	150	13,000	2,302	2006	1980
Grafton, WV	-	280	18,824	37	280	18,861	875	2011	1986
Granbury, TX	-	2,040	30,670	-	2,040	30,670	1,365	2011	2009
Granbury, TX	-	2,550	2,940	-	2,550	2,940	26	2012	1996
Grand Blanc, MI	-	700	7,843	-	700	7,843	-	2011	-
Grand Ledge, MI	8,178	1,150	16,286	-	1,150	16,286	908	2010	1999
Granger, IN	-	1,670	21,280	1,751	1,670	23,031	1,313	2010	2009
Greendale, WI	-	2,060	35,383	-	2,060	35,383	707	2012	1988
Greeneville, TN	-	400	8,290	507	400	8,797	2,122	2004	1979
Greenfield, WI	-	600	6,626	328	600	6,954	994	2006	2006
Greensboro, NC	-	330	2,970	554	330	3,524	956	2003	1996
Greensboro, NC	-	560	5,507	1,013	560	6,520	1,755	2003	1997
Greenville, SC	-	310	4,750	-	310	4,750	1,153	2004	1997
Greenville, SC	-	5,400	100,523	1,997	5,400	102,520	8,077	2006	2009
Greenville, NC	-	290	4,393	168	290	4,561	1,177	2003	1998
Greenwood, IN	-	1,550	22,770	81	1,550	22,851	1,344	2010	2007
Groton, CT	-	2,430	19,941	739	2,430	20,680	1,053	2011	1975
Haddonfield, NJ	-	520	2,320	160	520	2,480	1,668	2011	1953
Hamburg, PA	-	840	10,543	142	840	10,685	584	2011	1966
Hamilton, NJ	-	440	4,469	-	440	4,469	1,330	2001	1998
Hanover, IN	-	210	4,430	-	210	4,430	1,108	2004	2000
Harleysville, PA	-	960	11,355	-	960	11,355	1,089	2008	2009
Harriman, TN	-	590	8,060	158	590	8,218	2,757	2001	1972
Hatboro, PA	-	-	28,112	890	-	29,002	1,329	2011	1996
Hattiesburg, MS	-	450	15,518	35	450	15,553	818	2010	2009
Haverford, PA	-	1,880	33,993	387	1,882	34,378	1,750	2010	2000
Hemet, CA	-	870	3,405	-	870	3,405	499	2007	1996
Hermitage, TN	-	1,500	9,856	8	1,500	9,863	409	2011	2006
Hickory, NC	-	290	987	232	290	1,219	443	2003	1994
High Point, NC	-	560	4,443	793	560	5,236	1,393	2003	2000
High Point, NC	-	370	2,185	410	370	2,595	739	2003	1999
High Point, NC	-	330	3,395	28	330	3,423	918	2003	1994
High Point, NC	-	430	4,143	-	430	4,143	1,101	2003	1998
Highland Park, IL	-	2,820	15,832	-	2,820	15,832	35	2011	2012
Highlands Ranch, CO	-	940	3,721	-	940	3,721	1,132	2002	1999
Hilltop, WV	-	480	25,355	15	480	25,370	1,198	2011	1977
Hollywood, FL	-	1,240	13,806	-	1,240	13,806	124	2012	2001
Homestead, FL	-	2,750	11,750	-	2,750	11,750	2,129	2006	1994
Houston, TX	9,931	860	18,715	-	860	18,715	2,642	2007	2006
Houston, TX	-	5,090	9,471	-	5,090	9,471	1,014	2007	2009
Houston, TX	10,288	630	5,970	750	630	6,720	1,989	2002	1995
Howell, NJ	10,299	1,050	21,703	150	1,064	21,839	1,140	2010	2007
Huntington, WV	-	800	32,261	126	800	32,387	1,530	2011	1976
Huron, OH	-	160	6,088	1,452	160	7,540	1,389	2005	1983
Hurricane, WV	-	620	21,454	805	620	22,258	1,041	2011	1986
Hutchinson, KS	-	600	10,590	194	600	10,784	2,317	2004	1997
Indianapolis, IN	-	495	6,287	22,565	495	28,852	5,663	2006	1981
Indianapolis, IN	-	255	2,473	12,123	255	14,596	2,697	2006	1981
Jackson, NJ	-	6,500	26,405	-	6,500	26,405	171	2012	2001
Jacksonville Beach, FL	-	1,210	26,207	-	1,210	26,207	226	2012	1999
Jamestown, TN	-	-	6,707	45	-	6,752	3,912	2004	1966
Jefferson, OH	-	80	9,120	-	80	9,120	1,858	2006	1984
Jupiter, FL	-	3,100	47,453	-	3,100	47,453	303	2012	2002
Kalida, OH	-	480	8,173	-	480	8,173	1,285	2006	2007
Keene, NH	-	530	9,639	284	530	9,923	385	2011	1980
Kenner, LA	-	1,100	10,036	328	1,100	10,364	6,550	1998	2000
Kennesaw, GA	-	940	10,848	-	940	10,848	99	2012	1998
Kennett Square, PA	-	1,050	22,946	49	1,060	22,985	1,186	2010	2008
Kenosha, WI	-	1,500	9,139	-	1,500	9,139	971	2007	2009
Kent, WA	-	940	20,318	10,470	940	30,788	3,651	2007	2000
Kirkland, WA	-	1,880	4,315	683	1,880	4,998	1,143	2003	1996
Laconia, NH	-	810	14,434	483	810	14,916	711	2011	1968
Lake Barrington, IL	-	3,400	66,179	-	3,400	66,179	421	2012	2000
Lake Zurich, IL	-	1,470	9,830	-	1,470	9,830	459	2011	2007
Lakewood Ranch, FL	-	650	6,714	-	650	6,714	117	2011	2012
Lakewood Ranch, FL	7,569	1,000	22,388	-	1,000	22,388	295	2012	2005
Lancaster, PA	-	890	7,623	80	890	7,702	419	2011	1928
Lancaster, NH	-	430	15,804	161	430	15,964	757	2011	1981
Lancaster, NH	-	160	434	28	160	462	42	2011	1905
Langhorne, PA	-	1,350	24,881	117	1,350	24,998	1,221	2011	1979
Lapeer, MI	-	220	7,625	-	220	7,625	82	2011	2012
LaPlata, MD(2)	-	700	19,068	-	700	19,068	935	2011	1984
Lawrence, KS	3,797	250	8,716	-	250	8,716	114	2012	1996
Lebanon, NH	-	550	20,138	64	550	20,202	962	2011	1985
Lecanto, FL	-	200	6,900	-	200	6,900	1,607	2004	1986
Lee, MA	-	290	18,135	926	290	19,061	5,582	2002	1998
Leicester, England	-	6,897	30,240	-	6,897	30,240	-	2012	-
Lenoir, NC	-	190	3,748	641	190	4,389	1,161	2003	1998
Leominster, MA	-	530	6,201	25	530	6,226	348	2011	1966
Lewisburg, WV	-	260	3,699	70	260	3,769	210	2011	1995
Lexington, NC	-	200	3,900	1,015	200	4,915	1,389	2002	1997
Lexington, KY	-	1,850	11,977	-	1,850	11,977	-	2011	-
Libertyville, IL	-	6,500	40,024	-	6,500	40,024	1,848	2011	2001
Lincoln, NE	5,131	390	13,807	-	390	13,807	964	2010	2000
Linwood, NJ	-	800	21,984	429	800	22,413	1,178	2010	1997
Litchfield, CT	-	1,240	17,908	102	1,250	18,000	933	2010	1998
Little Neck, NY	-	3,350	38,461	426	3,355	38,882	2,008	2010	2000
Loganville, GA	-	1,430	22,912	-	1,430	22,912	215	2012	1997
Longview, TX	-	610	5,520	-	610	5,520	831	2006	2007
Longwood, FL	-	1,260	6,445	-	1,260	6,445	222	2011	2011
Louisville, KY	-	490	10,010	-	490	10,010	2,650	2005	1978
Louisville, KY	-	430	7,135	163	430	7,298	2,443	2002	1974
Louisville, KY	-	350	4,675	109	350	4,784	1,637	2002	1975
Lowell, MA	-	1,070	13,481	92	1,070	13,573	694	2011	1975
Lowell, MA	-	680	3,378	30	680	3,408	213	2011	1969
Lutherville, MD	-	1,100	19,786	1,579	1,100	21,365	969	2011	1988
Macungie, PA	-	960	29,033	17	960	29,049	1,364	2011	1994
Mahwah, NJ	-	785	-	-	785	-	-	2012
Manahawkin, NJ	-	1,020	20,361	122	1,020	20,483	991	2011	1994
Manalapan, NJ	-	900	22,624	56	900	22,680	795	2011	2001
Manassas, VA	-	750	7,446	530	750	7,976	1,875	2003	1996
Mansfield, TX	-	660	5,251	-	660	5,251	800	2006	2007
Marianna, FL	-	340	8,910	-	340	8,910	1,573	2006	1997
Marietta, GA	-	1,270	10,519	-	1,270	10,519	94	2012	1997
Marlinton, WV	-	270	8,430	-	270	8,430	418	2011	1987
Marmet, WV	-	540	26,483	-	540	26,483	1,225	2011	1986
Martinsburg, WV	-	340	17,180	31	340	17,211	802	2011	1987
Martinsville, VA	-	349	-	-	349	-	-	2003
Matawan, NJ	-	1,830	20,618	-	1,830	20,618	589	2011	1965
Matthews, NC	-	560	4,738	-	560	4,738	1,295	2003	1998
McConnelsville, OH	-	190	7,060	-	190	7,060	514	2010	1946
McHenry, IL	-	1,576	-	-	1,576	-	-	2006
McHenry, IL	-	3,550	15,300	6,718	3,550	22,018	3,105	2006	2004
McKinney, TX	-	1,570	7,389	-	1,570	7,389	592	2009	2010
McMurray, PA	-	1,440	15,805	1,894	1,440	17,699	489	2010	2011
Melbourne, FL	-	7,070	48,257	12,990	7,070	61,247	4,901	2007	2009
Melbourne, FL	-	2,540	21,319	-	2,540	21,319	503	2010	2012
Melville, NY	-	4,280	73,283	722	4,282	74,003	3,762	2010	2001
Memphis, TN	-	940	5,963	-	940	5,963	1,733	2004	1951
Memphis, TN	-	390	9,660	1,600	390	11,260	652	2010	1981
Mendham, NJ	-	1,240	27,169	375	1,240	27,544	1,281	2011	1968
Menomonee Falls, WI	-	1,020	6,984	-	1,020	6,984	980	2006	2007
Mercerville, NJ	-	860	9,929	109	860	10,039	518	2011	1967
Meriden, CT	-	1,300	1,472	5	1,300	1,477	158	2011	1968
Merrillville, IN	-	643	7,084	3,526	643	10,610	6,112	1997	1999
Merrillville, IN	-	1,080	3,413	-	1,080	3,413	195	2010	2011
Middleburg Heights, OH	-	960	7,780	-	960	7,780	1,735	2004	1998
Middleton, WI	-	420	4,006	600	420	4,606	1,229	2001	1991
Middletown, RI	-	1,480	19,703	-	1,480	19,703	970	2011	1975
Midland, MI	-	200	11,025	39	200	11,064	598	2010	1994
Milford, DE	-	400	7,816	40	400	7,855	400	2011	1997
Milford, DE	-	680	19,216	56	680	19,273	940	2011	1905
Millersville, MD	-	680	1,020	25	680	1,045	411	2011	1962
Millville, NJ	-	840	29,944	85	840	30,030	1,433	2011	1986
Missoula, MT	-	550	7,490	377	550	7,867	1,503	2005	1998
Monmouth Junction, NJ	-	720	6,209	57	720	6,266	341	2011	1996
Monroe, NC	-	470	3,681	648	470	4,329	1,175	2003	2001
Monroe, NC	-	310	4,799	857	310	5,656	1,446	2003	2000
Monroe, NC	-	450	4,021	114	450	4,135	1,119	2003	1997
Monroe Twp, NJ	-	1,160	13,193	75	1,160	13,268	690	2011	1996
Monteagle, TN	-	310	3,318	-	310	3,318	1,061	2003	1980
Monterey, TN	-	-	4,195	410	-	4,605	2,454	2004	1977
Montville, NJ	-	3,500	31,002	135	3,500	31,137	1,112	2011	1988
Moorestown, NJ	-	2,060	51,628	267	2,063	51,892	2,668	2010	2000
Morehead City, NC	-	200	3,104	1,648	200	4,752	1,593	1999	1999
Morgantown, KY	-	380	3,705	615	380	4,320	1,128	2003	1965
Morgantown, WV	-	190	15,633	-	190	15,633	414	2011	1997
Morton Grove, IL	-	1,900	19,374	-	1,900	19,374	568	2010	2011
Mount Airy, NC	-	270	6,430	290	270	6,720	1,199	2005	1998
Mountain City, TN	-	220	5,896	660	220	6,556	3,568	2001	1976
Mt. Vernon, WA	-	400	2,200	156	400	2,356	375	2006	2001
Myrtle Beach, SC	-	6,890	41,526	11,498	6,890	53,024	4,281	2007	2009
Nacogdoches, TX	-	390	5,754	-	390	5,754	857	2006	2007
Naperville, IL	-	3,470	29,547	-	3,470	29,547	1,390	2011	2001
Naples, FL	-	550	5,450	-	550	5,450	1,361	2004	1968
Nashville, TN	-	4,910	29,590	-	4,910	29,590	3,567	2008	2007
Naugatuck, CT	-	1,200	15,826	99	1,200	15,924	781	2011	1980
Needham, MA	-	1,610	13,715	366	1,610	14,081	4,576	2002	1994
Neenah, WI	-	630	15,120	-	630	15,120	1,032	2010	1991
New Braunfels, TX	-	1,200	19,800	-	1,200	19,800	933	2011	2009
New Haven, IN	-	176	3,524	-	176	3,524	1,046	2004	1981
Newark, DE	-	560	21,220	1,488	560	22,708	4,595	2004	1998
Newport, VT	-	290	3,867	-	290	3,867	211	2011	1967
Norman, OK	-	55	1,484	-	55	1,484	751	1995	1995
Norman, OK	11,524	1,480	33,330	-	1,480	33,330	431	2012	1985
Norristown, PA	-	1,200	19,488	1,135	1,200	20,623	948	2011	1995
North Andover, MA	-	950	21,817	54	950	21,870	1,047	2011	1977
North Andover, MA	-	1,070	17,341	1,293	1,070	18,634	879	2011	1990
North Augusta, SC	-	332	2,558	-	332	2,558	990	1999	1998
North Cape May, NJ	-	600	22,266	36	600	22,302	1,062	2011	1995
Oak Hill, WV	-	240	24,506	-	240	24,506	1,132	2011	1988
Oak Hill, WV	-	170	721	-	170	721	73	2011	1999
Ocala, FL	-	1,340	10,564	-	1,340	10,564	973	2008	2009
Ogden, UT	-	360	6,700	699	360	7,399	1,534	2004	1998
Oklahoma City, OK	-	590	7,513	-	590	7,513	932	2007	2008
Oklahoma City, OK	-	760	7,017	-	760	7,017	767	2007	2009
Omaha, NE	-	370	10,230	-	370	10,230	730	2010	1998
Omaha, NE	4,419	380	8,864	-	380	8,864	654	2010	1999
Oneonta, NY	-	80	5,020	-	80	5,020	679	2007	1996
Ormond Beach, FL	-	-	2,739	73	-	2,812	1,495	2002	1983
Orwigsburg, PA	-	650	20,632	134	650	20,766	999	2011	1992
Oshkosh, WI	-	900	3,800	3,687	900	7,487	1,272	2006	2005
Oshkosh, WI	-	400	23,237	-	400	23,237	2,424	2007	2008
Overland Park, KS	-	1,120	8,360	-	1,120	8,360	1,763	2005	1970
Overland Park, KS	-	3,730	27,076	340	3,730	27,416	2,317	2008	2009
Overland Park, KS	-	4,500	29,105	7,295	4,500	36,400	2,007	2010	1988
Owasso, OK	-	215	1,380	-	215	1,380	608	1996	1996
Owensboro, KY	-	240	6,760	37	240	6,797	1,528	1993	1966
Owensboro, KY	-	225	13,275	-	225	13,275	2,912	2005	1964
Owenton, KY	-	100	2,400	-	100	2,400	647	2005	1979
Oxford, MI	11,710	1,430	15,791	-	1,430	15,791	906	2010	2001
Palestine, TX	-	180	4,320	1,300	180	5,620	890	2006	2005
Palm Coast, FL	-	870	10,957	-	870	10,957	877	2008	2010
Panama City Beach, FL	-	900	7,717	9	900	7,726	322	2011	2005
Paris, TX	-	490	5,452	-	490	5,452	2,240	2005	2006
Parkersburg, WV	-	390	21,288	643	390	21,931	1,012	2011	1979
Parkville, MD	-	1,350	16,071	212	1,350	16,284	801	2011	1980
Parkville, MD	-	791	11,186	-	791	11,186	571	2011	1972
Parkville, MD	-	1,100	11,768	-	1,100	11,768	595	2011	1972
Pasadena, TX	9,955	720	24,080	-	720	24,080	3,664	2007	2005
Paso Robles, CA	-	1,770	8,630	693	1,770	9,323	2,656	2002	1998
Pawleys Island, SC	-	2,020	32,590	6,022	2,020	38,612	6,600	2005	1997
Pella, IA	-	870	6,716	-	870	6,716	59	2012	2002
Pennington, NJ	-	1,380	27,620	426	1,420	28,006	860	2011	2000
Pennsauken, NJ	-	900	10,780	179	900	10,959	602	2011	1985
Petoskey, MI	6,293	860	14,452	-	860	14,452	739	2011	1997
Philadelphia, PA	-	2,700	25,709	333	2,700	26,041	1,259	2011	1976
Philadelphia, PA	-	2,930	10,433	2,642	2,930	13,075	632	2011	1952
Philadelphia, PA	-	540	11,239	62	540	11,302	532	2011	1965
Philadelphia, PA	-	1,810	16,898	32	1,810	16,931	902	2011	1972
Phillipsburg, NJ	-	800	21,175	193	800	21,368	1,044	2011	1992
Phillipsburg, NJ	-	300	8,114	38	300	8,151	399	2011	1905
Pigeon Forge, TN	-	320	4,180	117	320	4,297	1,510	2001	1986
Pinehurst, NC	-	290	2,690	484	290	3,174	892	2003	1998
Piqua, OH	-	204	1,885	-	204	1,885	755	1997	1997
Pittsburgh, PA	-	1,750	8,572	115	1,750	8,687	1,899	2005	1998
Plainview, NY	-	3,990	11,969	94	3,990	12,064	480	2011	1963
Plattsmouth, NE	-	250	5,650	-	250	5,650	424	2010	1999
Plymouth, MI	-	1,490	19,990	114	1,490	20,104	1,093	2010	1972
Port St. Joe, FL	-	370	2,055	-	370	2,055	863	2004	1982
Port St. Lucie, FL	-	8,700	47,230	4,761	8,700	51,991	3,550	2008	2010
Post Falls, ID	-	2,700	14,217	2,181	2,700	16,398	1,845	2007	2008
Pottsville, PA	-	950	26,964	202	950	27,166	1,319	2011	1990
Princeton, NJ	-	1,730	30,888	817	1,772	31,663	977	2011	2001
Quakertown, PA	-	1,040	25,389	72	1,040	25,461	1,213	2011	1977
Raleigh, NC	-	10,000	-	-	10,000	-	-	2008
Raleigh, NC	26,506	3,530	59,589	-	3,530	59,589	395	2012	2002
Raleigh, NC	-	2,580	16,837	-	2,580	16,837	156	2012	1988
Reading, PA	-	980	19,906	102	980	20,008	967	2011	1994
Red Bank, NJ	-	1,050	21,275	97	1,050	21,372	748	2011	1997
Rehoboth Beach, DE	-	960	24,248	196	961	24,443	1,269	2010	1999
Reidsville, NC	-	170	3,830	857	170	4,687	1,341	2002	1998
Reno, NV	-	1,060	11,440	605	1,060	12,045	2,569	2004	1998
Ridgeland, MS	-	520	7,675	427	520	8,102	1,926	2003	1997
Ridgely, TN	-	300	5,700	97	300	5,797	1,872	2001	1990
Ridgewood, NJ	-	1,350	16,170	478	1,350	16,649	780	2011	1971
Rockledge, FL	-	360	4,117	-	360	4,117	1,677	2001	1970
Rockville, MD	-	-	16,398	-	-	16,398	279	2012	1986
Rockville, CT	-	1,500	4,835	76	1,500	4,911	320	2011	1960
Rockville Centre, NY	-	4,290	20,310	142	4,290	20,452	756	2011	2002
Rockwood, TN	-	500	7,116	741	500	7,857	2,521	2001	1979
Rocky Hill, CT	-	1,090	6,710	1,500	1,090	8,210	1,842	2003	1996
Rogersville, TN	-	350	3,278	-	350	3,278	1,052	2003	1980
Romeoville, IL	-	1,895	-	-	1,895	-	-	2006
Rutland, VT	-	1,190	23,655	87	1,190	23,743	1,151	2011	1968
Saint Simons Island, GA	-	6,440	50,060	1,270	6,440	51,330	5,809	2008	2007
Salem, OR	-	449	5,171	-	449	5,172	1,977	1999	1998
Salisbury, NC	-	370	5,697	168	370	5,865	1,517	2003	1997
San Angelo, TX	-	260	8,800	425	260	9,225	1,927	2004	1997
San Antonio, TX	-	6,120	28,169	1,587	6,120	29,756	999	2010	2011
San Antonio, TX	10,754	560	7,315	-	560	7,315	2,258	2002	2000
San Antonio, TX	9,912	640	13,360	-	640	13,360	2,124	2007	2004
Sanatoga, PA	-	980	30,695	37	980	30,733	1,439	2011	1993
Sand Springs, OK	6,792	910	19,654	-	910	19,654	259	2012	2002
Sarasota, FL	-	475	3,175	-	475	3,175	1,474	1996	1995
Sarasota, FL	-	600	3,400	-	600	3,400	947	2004	1982
Sarasota, FL	-	1,120	12,489	-	1,120	12,489	114	2012	1999
Sarasota, FL	-	950	8,825	-	950	8,825	80	2012	1998
Sarasota, FL	-	880	9,854	-	880	9,854	94	2012	1990
Scituate, MA	-	1,740	10,640	-	1,740	10,640	2,077	2005	1976
Scott Depot, WV	-	350	6,876	58	350	6,934	351	2011	1995
Seaford, DE	-	720	14,029	53	720	14,082	718	2011	1977
Seaford, DE	-	830	7,995	-	830	7,995	112	2012	1992
Selbyville, DE	-	750	25,912	160	764	26,058	1,361	2010	2008
Seven Fields, PA	-	484	4,663	60	484	4,722	1,813	1999	1999
Severna Park, MD(2)	-	2,120	31,273	-	2,120	31,273	1,472	2011	1981
Shawnee, OK	-	80	1,400	-	80	1,400	640	1996	1995
Sheboygan, WI	-	80	5,320	3,774	80	9,094	1,143	2006	2006
Shelbyville, KY	-	630	3,870	-	630	3,870	859	2005	1965
Shelton, WA	-	530	17,049	-	530	17,049	237	2012	1989
Shepherdstown, WV	-	250	13,806	14	250	13,819	650	2011	1990
Sherman, TX	-	700	5,221	-	700	5,221	848	2005	2006
Shillington, PA	-	1,020	19,569	118	1,020	19,687	956	2011	1964
Shrewsbury, NJ	-	2,120	38,116	270	2,120	38,386	1,984	2010	2000
Silver Spring, MD	-	1,250	7,278	-	1,250	7,278	125	2012	1952
Silver Spring, MD	-	1,150	9,252	-	1,150	9,252	152	2012	1968
Silvis, IL	-	880	16,420	-	880	16,420	1,029	2010	2005
Sissonville, WV	-	600	23,948	54	600	24,003	1,136	2011	1981
Sisterville, WV	-	200	5,400	242	200	5,642	287	2011	1986
Smithfield, NC	-	290	5,680	-	290	5,680	1,487	2003	1998
Somerset, MA	-	1,010	29,577	95	1,010	29,671	1,394	2011	1998
South Boston, MA	-	385	2,002	5,218	385	7,220	2,823	1995	1961
South Pittsburg, TN	-	430	5,628	-	430	5,628	1,547	2004	1979
Southbury, CT	-	1,860	23,613	958	1,860	24,571	1,102	2011	2001
Sparks, NV	-	3,700	46,526	-	3,700	46,526	4,326	2007	2009
Spartanburg, SC	-	3,350	15,750	12,669	3,350	28,419	3,816	2005	1997
Spencer, WV	-	190	8,810	28	190	8,838	431	2011	1988
Spring City, TN	-	420	6,085	3,210	420	9,295	2,663	2001	1987
Spring House, PA	-	900	10,780	156	900	10,936	561	2011	1900
St. Charles, MD	-	580	15,555	82	580	15,636	765	2011	1996
St. Louis, MO	-	1,890	12,165	-	1,890	12,165	707	2010	1963
Statesville, NC	-	150	1,447	266	150	1,713	480	2003	1990
Statesville, NC	-	310	6,183	8	310	6,191	1,566	2003	1996
Statesville, NC	-	140	3,627	-	140	3,627	946	2003	1999
Stillwater, OK	-	80	1,400	-	80	1,400	643	1995	1995
Summit, NJ	-	3,080	14,152	-	3,080	14,152	660	2011	2001
Superior, WI	-	1,020	13,735	-	1,020	13,735	-	2009	-
Swanton, OH	-	330	6,370	-	330	6,370	1,504	2004	1950
Takoma Park, MD	-	1,300	10,136	-	1,300	10,136	172	2012	1962
Texarkana, TX	-	192	1,403	-	192	1,403	617	1996	1996
Thomasville, GA	-	530	13,899	409	530	14,308	569	2011	2006
Tomball, TX	-	1,050	13,300	-	1,050	13,300	655	2011	2001
Toms River, NJ	-	1,610	34,627	346	1,650	34,933	1,819	2010	2005
Topeka, KS	-	260	12,712	-	260	12,712	173	2012	2011
Towson, MD(2)	-	1,180	13,280	-	1,180	13,280	667	2011	1973
Troy, OH	-	200	2,000	4,254	200	6,254	1,168	1997	1997
Troy, OH	-	470	16,730	-	470	16,730	3,803	2004	1971
Trumbull, CT	-	4,440	43,384	-	4,440	43,384	1,930	2011	2001
Tucson, AZ	-	930	13,399	-	930	13,399	2,692	2005	1985
Tulsa, OK	-	1,390	7,110	219	1,390	7,329	561	2010	1998
Tulsa, OK	-	1,320	10,087	-	1,320	10,087	49	2011	2012
Tyler, TX	-	650	5,268	-	650	5,268	796	2006	2007
Uhrichsville, OH	-	24	6,716	-	24	6,716	1,308	2006	1977
Uniontown, PA	-	310	6,817	84	310	6,901	343	2011	1964
Valley Falls, RI	-	1,080	7,433	10	1,080	7,443	378	2011	1975
Valparaiso, IN	-	112	2,558	-	112	2,558	835	2001	1998
Valparaiso, IN	-	108	2,962	-	108	2,962	946	2001	1999
Venice, FL	-	500	6,000	-	500	6,000	1,472	2004	1987
Venice, FL	-	1,150	10,674	-	1,150	10,674	906	2008	2009
Vero Beach, FL	-	263	3,187	-	263	3,187	1,007	2001	1999
Vero Beach, FL	-	297	3,263	-	297	3,263	1,041	2001	1996
Vero Beach, FL	-	2,930	40,070	14,729	2,930	54,799	6,268	2007	2003
Voorhees, NJ	-	1,800	37,299	559	1,800	37,858	1,809	2011	1965
Voorhees, NJ(2)	-	1,900	26,040	-	1,900	26,040	1,278	2011	1985
Waconia, MN	-	890	14,726	4,334	890	19,060	547	2011	2005
Wake Forest, NC	-	200	3,003	1,742	200	4,745	1,640	1998	1999
Walkersville, MD	-	1,650	15,103	-	1,650	15,103	250	2012	1997
Wall, NJ	-	1,650	25,350	355	1,690	25,665	792	2011	2003
Wallingford, CT	-	490	1,210	46	490	1,256	103	2011	1962
Wareham, MA	-	875	10,313	1,701	875	12,014	3,650	2002	1989
Warren, NJ	-	2,000	30,810	86	2,000	30,896	1,072	2011	1999
Warwick, RI	-	1,530	18,564	48	1,530	18,612	924	2011	1963
Watchung, NJ	-	1,920	24,880	346	1,960	25,186	778	2011	2000
Waukee, IA	-	1,870	31,878	-	1,870	31,878	277	2012	2007
Waukesha, WI	-	1,100	14,910	-	1,100	14,910	1,206	2008	2009
Waxahachie, TX	-	650	5,763	-	650	5,763	728	2007	2008
Weatherford, TX	-	660	5,261	-	660	5,261	801	2006	2007
Webster, TX	9,473	360	5,940	-	360	5,940	1,826	2002	2000
Webster, NY	-	800	8,968	-	800	8,968	60	2012	2001
Webster, NY	-	1,300	21,127	-	1,300	21,127	136	2012	2001
Webster Groves, MO	-	1,790	15,469	-	1,790	15,469	137	2011	2012
West Bend, WI	-	620	17,790	-	620	17,790	472	2010	2011
West Chester, PA	-	1,350	29,237	95	1,350	29,332	1,411	2011	1974
West Chester, PA	-	3,290	42,258	-	3,290	42,258	844	2012	2000
West Chester, PA	-	600	11,894	-	600	11,894	242	2012	2002
West Orange, NJ	-	2,280	10,687	168	2,280	10,855	580	2011	1963
West Worthington, OH	-	510	5,090	-	510	5,090	1,031	2006	1980
Westerville, OH	-	740	8,287	3,105	740	11,392	6,416	1998	2001
Westfield, NJ(2)	-	2,270	16,589	-	2,270	16,589	890	2011	1970
Westford, MA	-	920	13,829	203	920	14,032	695	2011	1993
Westlake, OH	-	1,330	17,926	-	1,330	17,926	5,570	2001	1985
Westmoreland, TN	-	330	1,822	2,635	330	4,457	1,492	2001	1994
White Lake, MI	10,713	2,920	20,179	55	2,920	20,234	1,126	2010	2000
Wichita, KS	-	1,400	11,000	-	1,400	11,000	2,178	2006	1997
Wichita, KS	-	1,760	19,007	-	1,760	19,007	414	2011	2012
Wichita, KS	13,828	630	19,747	-	630	19,747	257	2012	2009
Wilkes-Barre, PA	-	610	13,842	95	610	13,937	695	2011	1986
Wilkes-Barre, PA	-	570	2,301	44	570	2,345	183	2011	1992
Willard, OH	-	730	6,447	-	730	6,447	96	2011	2012
Williamsport, PA	-	300	4,946	280	300	5,226	263	2011	1991
Williamsport, PA	-	620	8,487	428	620	8,914	464	2011	1988
Williamstown, KY	-	70	6,430	-	70	6,430	1,424	2005	1987
Willow Grove, PA	-	1,300	14,736	109	1,300	14,845	771	2011	1905
Wilmington, DE	-	800	9,494	57	800	9,551	493	2011	1970
Wilmington, NC	-	210	2,991	-	210	2,991	1,137	1999	1999
Windsor, CT	-	2,250	8,539	1,700	2,250	10,239	502	2011	1969
Windsor, CT	-	1,800	600	944	1,800	1,544	100	2011	1974
Winston-Salem, NC	-	360	2,514	459	360	2,973	805	2003	1996
Winston-Salem, NC	-	5,700	13,550	12,239	5,700	25,789	4,108	2005	1997
Worcester, MA	-	3,500	54,099	-	3,500	54,099	4,345	2007	2009
Worcester, MA	-	2,300	9,060	-	2,300	9,060	1,087	2008	1993
Wyncote, PA	-	2,700	22,244	145	2,700	22,389	1,106	2011	1960
Wyncote, PA	-	1,610	21,256	182	1,610	21,438	1,009	2011	1962
Wyncote, PA	-	900	7,811	18	900	7,829	386	2011	1889
Zionsville, IN	-	1,610	22,400	1,691	1,610	24,091	1,378	2010	2009
Seniors housing triple-net total	$218,741	$623,120	$7,462,660	$341,850	$625,388	$7,802,238	$707,213

Health Care REIT, Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built
Seniors housing operating:
Agawam, MA	$6,805	$880	$10,044	$83	$880	$10,127	$1,119	2011	1996
Albertville, AL	2,066	170	6,203	158	170	6,361	672	2010	1999
Albuquerque, NM	5,657	1,270	20,837	564	1,272	21,399	2,569	2010	1984
Alhambra, CA	3,012	600	6,305	52	600	6,357	554	2011	1923
Altrincham, England	-	5,578	32,373	-	5,578	32,373	625	2012	2009
Apple Valley, CA	10,979	480	16,639	107	480	16,746	2,083	2010	1999
Arlington, TX	22,542	1,660	37,395	-	1,660	37,395	214	2012	2000
Atlanta, GA	7,791	2,058	14,914	759	2,059	15,672	9,456	1997	1999
Austin, TX	19,309	880	9,520	546	880	10,066	3,817	1999	1998
Avon, CT	20,033	1,550	30,571	159	1,550	30,731	4,460	2011	1998
Azusa, CA	-	570	3,141	6,049	570	9,190	1,549	1998	1953
Bagshot, England	-	6,537	38,668	-	6,537	38,668	784	2012	2009
Banstead, England	-	8,781	54,836	-	8,781	54,836	-	2012	2005
Bellingham, WA	8,860	1,500	19,861	110	1,500	19,971	2,350	2010	1996
Belmont, CA	-	3,000	23,526	246	3,000	23,771	2,651	2011	1971
Borehamwood, England	-	7,074	41,060	-	7,074	41,060	-	2012	2003
Brighton, MA	10,899	2,100	14,616	95	2,100	14,711	1,736	2011	1995
Brookfield, CT	20,414	2,250	30,180	172	2,250	30,352	3,650	2011	1999
Buffalo Grove, IL	-	2,850	49,129	-	2,850	49,129	261	2012	2003
Burbank, CA	-	4,940	43,466	-	4,940	43,466	263	2012	2002
Cardiff by the Sea, CA	41,836	5,880	64,711	66	5,880	64,777	4,842	2011	2009
Carol Stream, IL	-	1,730	55,048	-	1,730	55,048	276	2012	2001
Centerville, MA	-	1,300	27,357	189	1,300	27,546	2,403	2011	1998
Cincinnati, OH	-	2,060	109,388	2,602	2,060	111,990	7,006	2007	2010
Citrus Heights, CA	15,189	2,300	31,876	428	2,300	32,304	3,897	2010	1997
Concord, NH	14,055	720	21,164	138	720	21,302	1,732	2011	2001
Costa Mesa, CA	-	2,050	19,969	45	2,050	20,014	2,257	2011	1965
Dallas, TX	-	1,080	9,655	116	1,080	9,771	891	2011	1997
Danvers, MA	9,857	1,120	14,557	121	1,120	14,677	1,410	2011	2000
Davenport, IA	-	1,403	35,893	2,063	1,403	37,956	3,250	2006	2009
Denver, CO	-	2,910	35,838	-	2,910	35,838	196	2012	2007
Denver, CO	13,161	1,450	19,389	-	1,450	19,389	110	2012	1997
Dublin, OH	18,884	1,680	43,423	941	1,680	44,364	4,501	2010	1990
East Haven, CT	23,721	2,660	35,533	426	2,660	35,959	5,310	2011	2000
Encinitas, CA	-	1,460	7,721	353	1,460	8,074	2,882	2000	1988
Encino, CA	-	5,040	46,255	-	5,040	46,255	285	2012	2003
Escondido, CA	13,182	1,520	24,024	106	1,520	24,131	2,677	2011	1987
Florence, AL	7,267	353	13,049	165	350	13,217	1,512	2010	1999
Fort Worth, TX	-	2,080	27,888	-	2,080	27,888	180	2012	2001
Fremont, CA	19,780	3,400	25,300	1,649	3,400	26,949	5,010	2005	1987
Gardnerville, NV	12,783	1,143	10,831	694	1,144	11,524	7,408	1998	1999
Gig Harbor, WA	5,789	1,560	15,947	71	1,560	16,018	1,843	2010	1994
Gilroy, CA	-	760	13,880	23,935	1,520	37,055	5,004	2006	2007
Glenview, IL	-	2,090	69,288	-	2,090	69,288	362	2012	2001
Hamden, CT	15,963	1,460	24,093	203	1,460	24,296	3,001	2011	1999
Hemet, CA	13,550	1,890	28,606	449	1,890	29,055	4,961	2010	1989
Hemet, CA	-	430	9,630	716	430	10,346	871	2010	1988
Henderson, NV	-	880	29,809	6	880	29,816	1,722	2011	2009
Houston, TX	-	3,830	55,674	-	3,830	55,674	3,560	2012	1998
Houston, TX	8,149	960	27,598	143	960	27,742	2,609	2011	1995
Houston, TX	18,509	1,040	31,965	-	1,040	31,965	225	2012	1999
Irving, TX	-	1,030	6,823	638	1,030	7,461	919	2007	1999
Kanata, ON	-	2,278	41,881	-	2,278	41,881	1,369	2012	2005
Kansas City, MO	5,745	1,820	34,898	1,473	1,836	36,355	4,077	2010	1980
Kansas City, MO	7,030	1,930	39,997	509	1,943	40,493	5,402	2010	1986
Kennewick, WA	14,866	1,820	27,991	235	1,820	28,226	4,318	2010	1994
Kingwood, TX	3,258	480	9,777	79	480	9,856	914	2011	1999
Kirkland, WA	24,600	3,450	38,709	15	3,450	38,723	2,570	2011	2009
Lancaster, CA	10,240	700	15,295	106	700	15,401	2,075	2010	1999
Leawood, KS	16,383	2,490	32,493	-	2,490	32,493	198	2012	1999
Los Angeles, CA	-	-	11,430	494	-	11,924	962	2008	1971
Los Angeles, CA	67,816	-	114,438	153	-	114,591	8,162	2011	2009
Los Angeles, CA	-	3,540	19,007	-	3,540	19,007	132	2012	2001
Louisville, KY	-	2,420	20,816	-	2,420	20,816	138	2012	1999
Mansfield, MA	29,381	3,320	57,011	479	3,320	57,490	6,447	2011	1998
Manteca, CA	6,279	1,300	12,125	1,423	1,300	13,548	2,608	2005	1986
Marysville, WA	4,652	620	4,780	302	620	5,082	1,242	2003	1998
Memphis, TN	-	1,800	17,744	-	1,800	17,744	1,544	2012	1999
Meriden, CT	9,730	1,500	14,874	236	1,500	15,110	2,667	2011	2001
Mesa, AZ	6,201	950	9,087	576	950	9,663	3,228	1999	2000
Middletown, CT	16,026	1,430	24,242	190	1,430	24,432	3,227	2011	1999
Middletown, RI	17,044	2,480	24,628	325	2,480	24,953	3,143	2011	1998
Milford, CT	11,956	3,210	17,364	253	3,210	17,617	2,361	2011	1999
Mill Creek, WA	29,622	10,150	60,274	419	10,150	60,693	9,422	2010	1998
Minnetonka, MN	14,935	2,080	24,360	-	2,080	24,360	144	2012	1999
Monroe, WA	13,791	2,560	34,460	243	2,560	34,703	4,098	2010	1994
Mystic, CT	11,956	1,400	18,274	213	1,400	18,487	1,928	2011	2001
Naples, FL	-	1,716	17,306	1,647	1,716	18,953	14,963	1997	1999
Nashville, TN	-	3,900	35,788	-	3,900	35,788	2,595	2012	1999
Newton, MA	29,000	2,250	43,614	116	2,250	43,730	4,354	2011	1996
Newton, MA	16,745	2,500	30,681	1,058	2,500	31,739	3,633	2011	1996
Newton, MA	-	3,360	25,099	195	3,360	25,294	3,272	2011	1994
Niantic, CT	-	1,320	25,986	241	1,320	26,227	2,319	2011	2001
North Andover, MA	23,530	1,960	34,976	209	1,960	35,185	3,882	2011	1995
North Chelmsford, MA	12,401	880	18,478	199	880	18,677	1,617	2011	1998
Oak Park, IL	-	1,250	40,383	-	1,250	40,383	212	2012	2004
Oceanside, CA	13,173	2,160	18,352	106	2,160	18,458	1,777	2011	2005
Olympia, WA	7,026	550	16,689	195	550	16,884	1,976	2010	1995
Overland Park, KS	3,648	1,540	16,269	-	1,540	16,269	103	2012	1998
Pembroke, ON	-	2,603	13,630	-	2,603	13,630	429	2012	1999
Plano, TX	4,286	840	8,538	154	840	8,691	989	2011	1996
Providence, RI	-	2,600	27,546	485	2,600	28,031	4,658	2011	1998
Purley, England	-	9,676	35,251	-	9,676	35,251	-	2012	2005
Puyallup, WA	11,586	1,150	20,776	241	1,150	21,017	2,616	2010	1985
Quincy, MA	8,585	1,350	12,584	162	1,350	12,746	1,480	2011	1998
Rancho Palos Verdes, CA	-	5,450	60,034	-	5,450	60,034	347	2012	2004
Redondo Beach, CA	7,873	-	9,557	1	-	9,558	1,531	2011	1957
Renton, WA	22,620	3,080	51,824	34	3,080	51,858	3,327	2011	2007
Rocky Hill, CT	10,811	810	16,351	147	810	16,498	1,638	2011	2000
Rohnert Park, CA	13,912	6,500	18,700	1,519	6,500	20,219	3,798	2005	1986
Romeoville, IL	-	854	12,646	58,559	6,114	65,945	5,084	2006	2010
Roswell, GA	8,000	1,107	9,627	498	1,107	10,125	6,606	1997	1999
Roswell, GA	-	2,080	6,486	-	2,080	6,486	50	2012	1997
Sacramento, CA	10,456	940	14,781	112	940	14,893	1,842	2010	1978
Salem, NH	21,686	980	32,721	159	980	32,880	2,942	2011	2000
Salt Lake City, UT	-	1,360	19,691	115	1,360	19,805	3,288	2011	1986
San Diego, CA	-	4,200	30,707	4	4,200	30,711	865	2011	2011
San Diego, CA	-	5,810	63,078	-	5,810	63,078	4,168	2012	2001
San Jose, CA	-	2,850	35,098	21	2,850	35,119	2,598	2011	2009
San Jose, CA	-	3,280	46,823	-	3,280	46,823	290	2012	2002
San Juan Capistrano, CA	-	1,390	6,942	136	1,390	7,078	2,276	2000	2001
San Ramon, CA	9,371	2,430	17,488	68	2,430	17,556	2,060	2010	1989
Sandy Springs, GA	-	2,214	8,360	-	2,214	8,360	987	2012	1997
Santa Maria, CA	-	6,050	50,658	217	6,050	50,875	3,681	2011	2001
Scottsdale, AZ	-	2,500	3,890	853	2,500	4,743	572	2008	1998
Seatlle, WA	48,543	6,790	85,369	261	6,790	85,631	5,152	2011	2009
Seattle, WA	7,758	5,190	9,350	374	5,190	9,724	2,134	2010	1962
Seattle, WA	7,575	3,420	15,555	64	3,420	15,619	2,161	2010	2000
Seattle, WA	9,263	2,630	10,257	41	2,630	10,298	1,515	2010	2003
Seattle, WA	28,965	10,670	37,291	143	10,670	37,434	6,455	2010	2005
Sevenoaks, England	-	8,131	51,963	-	8,131	51,963	1,104	2012	2009
Shelburne, VT	20,605	720	31,041	145	720	31,187	2,534	2011	1988
Sidcup, England	-	9,773	56,163	-	9,773	56,163	-	2012	2000
Solihull, England	-	6,667	55,336	-	6,667	55,336	893	2012	2009
Sonoma, CA	15,082	1,100	18,400	1,318	1,100	19,718	3,657	2005	1988
South Windsor, CT	-	3,000	29,295	395	3,000	29,690	4,022	2011	1999
Stanwood, WA	9,922	2,260	28,474	264	2,260	28,738	3,681	2010	1998
Stockton, CA	3,009	2,280	5,983	149	2,280	6,132	930	2010	1988
Sugar Land, TX	5,775	960	31,423	1,002	960	32,425	3,340	2011	1996
Sun City West, AZ	12,886	1,250	21,778	-	1,250	21,778	127	2012	1998
Sunnyvale, CA	-	5,420	41,682	-	5,420	41,682	262	2012	2002
Suwanee, GA	-	1,560	11,538	-	1,560	11,538	1,106	2012	2000
Tacoma, WA	19,180	2,400	35,053	59	2,400	35,111	2,251	2011	2008
The Woodlands, TX	2,619	480	12,379	93	480	12,472	1,170	2011	1999
Toledo, OH	16,352	2,040	47,129	428	2,040	47,557	6,818	2010	1985
Trumbull, CT	25,566	2,850	37,685	129	2,850	37,814	4,901	2011	1998
Tucson, AZ	4,852	830	6,179	-	830	6,179	36	2012	1997
Tulsa, OK	6,367	1,330	21,285	293	1,330	21,578	2,709	2010	1986
Tulsa, OK	8,321	1,500	20,861	255	1,500	21,116	2,959	2010	1984
Tustin, CA	7,014	840	15,299	22	840	15,321	1,289	2011	1965
Vacaville, CA	14,306	900	17,100	1,335	900	18,435	3,481	2005	1987
Vallejo, CA	14,322	4,000	18,000	1,786	4,000	19,786	3,674	2005	1989
Vallejo, CA	7,550	2,330	15,407	95	2,330	15,502	2,153	2010	1990
Vancouver, WA	12,011	1,820	19,042	107	1,820	19,149	2,425	2010	2006
Victoria, BC	8,168	3,716	18,977	-	3,716	18,977	650	2012	2002
Virginia Water, England	-	7,106	29,937	-	7,106	29,937	-	2012	2002
Warwick, RI	16,535	2,400	24,635	343	2,400	24,978	4,046	2011	1998
Waterbury, CT	25,629	2,460	39,547	368	2,460	39,915	6,036	2011	1998
Whittier, CA	11,605	4,470	22,151	277	4,470	22,428	4,200	2010	1988
Wilbraham, MA	11,574	660	17,639	146	660	17,784	1,769	2011	2000
Winchester, England	-	7,887	37,873	-	7,887	37,873	744	2012	2010
Woodbridge, CT	9,349	1,370	14,219	166	1,370	14,385	2,775	2011	1998
Worcester, MA	14,500	1,140	21,664	235	1,140	21,899	2,145	2011	1999
Yarmouth, ME	18,061	450	27,711	200	450	27,911	2,477	2011	1999
Seniors housing operating total	$1,369,526	$388,015	$4,239,499	$131,030	$394,065	$4,364,478	$390,907

Health Care REIT, Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built
Medical facilities:
Akron, OH	$-	$821	$12,079	$-	$821	$12,079	$77	2012	2010
Akron, OH	-	300	20,200	-	300	20,200	1,585	2009	2008
Allen, TX	12,080	726	14,520	-	726	14,520	1,275	2012	2006
Alpharetta, GA	-	233	18,205	763	773	18,428	1,037	2011	1993
Alpharetta, GA	-	498	32,729	2,654	1,769	34,111	3,088	2011	1999
Alpharetta, GA	-	417	14,406	27	476	14,375	1,208	2011	2003
Alpharetta, GA	-	1,700	162	-	1,862	-	-	2011
Alpharetta, GA	-	628	16,063	1,114	555	17,250	1,157	2011	2007
Arcadia, CA	9,750	5,408	23,219	1,933	5,618	24,942	5,175	2006	1984
Atlanta, GA	-	4,931	18,720	2,937	5,301	21,287	5,415	2006	1991
Atlanta, GA	17,993	1,945	23,437	-	1,945	23,437	699	2012	1984
Atlanta, GA	26,745	-	42,468	-	-	42,468	1,799	2012	2006
Bartlett, TN	8,215	187	15,015	1,252	187	16,267	3,417	2007	2004
Bellaire, TX	-	4,551	46,105	-	4,551	46,105	7,883	2006	2005
Bellaire, TX	-	2,972	33,445	1,966	2,972	35,412	6,876	2006	2005
Bellevue, NE	-	-	15,833	868	-	16,701	1,525	2010	2010
Bellevue, NE	-	4,500	109,719	-	4,500	109,719	7,106	2008	2010
Bellingham, MA	-	9,270	-	-	9,270	-	-	2007
Birmingham, AL	-	52	9,950	201	52	10,151	2,196	2006	1971
Birmingham, AL	-	124	12,238	141	124	12,379	2,593	2006	1985
Birmingham, AL	-	476	18,994	196	476	19,190	3,744	2006	1989
Boardman, OH	-	80	11,787	342	80	12,130	1,214	2010	2007
Boardman, OH	-	1,200	12,800	-	1,200	12,800	1,723	2008	2008
Boca Raton, FL	13,259	109	34,002	2,096	214	35,993	7,475	2006	1995
Boca Raton, FL	-	31	11,659	-	31	11,659	-	2012	1993
Boerne, TX	-	50	13,317	-	50	13,317	870	2011	2007
Bowling Green, KY	-	3,800	26,700	149	3,800	26,849	3,066	2008	1992
Boynton Beach, FL	4,420	2,048	7,692	375	2,048	8,067	2,140	2006	1995
Boynton Beach, FL	3,965	2,048	7,403	964	2,048	8,367	1,855	2006	1997
Boynton Beach, FL	5,921	214	5,611	7,218	117	12,927	2,524	2007	1996
Bridgeton, MO	-	-	30,221	278	-	30,499	762	2011	2011
Bridgeton, MO	11,359	450	21,221	21	450	21,242	2,190	2010	2006
Burleson, TX	-	10	11,619	220	10	11,838	871	2011	2007
Carmel, IN	-	2,280	18,820	132	2,280	18,952	1,810	2011	2005
Carmel, IN	-	2,152	18,591	2,837	2,026	21,554	2,171	2011	2007
Cedar Grove, WI	-	113	618	-	113	618	64	2010	1986
Claremore, OK	8,131	132	12,829	302	132	13,131	2,881	2007	2005
Clarkson Valley, MO	-	-	35,592	-	-	35,592	3,782	2009	2010
Columbia, MD	-	2,258	18,861	-	2,258	18,861	-	2012	2002
Columbus, OH	-	415	6,764	-	415	6,764	12	2012	1994
Coral Springs, FL	-	1,598	10,627	1,080	1,636	11,668	3,068	2006	1992
Dade City, FL	-	1,211	5,511	-	1,211	5,511	282	2011	1998
Dallas, TX	14,926	137	28,690	1,067	137	29,757	6,340	2006	1995
Dallas, TX	28,450	462	53,963	-	462	53,963	1,883	2012	2004
Dayton, OH	-	730	6,515	145	730	6,660	548	2011	1988
Deerfield Beach, FL	-	2,408	7,482	187	2,408	7,668	727	2011	2001
Delray Beach, FL	-	1,882	34,767	4,857	1,943	39,563	9,440	2006	1985
Denton, TX	11,994	-	19,407	628	-	20,035	3,560	2007	2005
Edina, MN	-	310	15,132	-	310	15,132	1,321	2010	2003
El Paso, TX	10,005	677	17,075	1,471	677	18,546	4,344	2006	1997
El Paso, TX	-	600	6,700	-	600	6,700	823	2008	2003
El Paso, TX	-	2,400	32,800	424	2,400	33,224	7,570	2008	2003
Everett, WA	-	4,842	26,010	-	4,842	26,010	1,828	2010	2011
Fayetteville, GA	3,202	959	7,540	721	986	8,234	1,873	2006	1999
Fort Wayne, IN	16,822	1,105	22,836	-	1,105	22,836	473	2012	2004
Fort Wayne, IN	-	170	8,232	-	170	8,232	1,204	2006	2006
Fort Worth, TX	-	450	13,615	-	450	13,615	748	2010	2011
Franklin, TN	-	2,338	12,138	1,468	2,338	13,606	2,740	2007	1988
Franklin, WI	5,383	6,872	7,550	-	6,872	7,550	820	2010	1984
Fresno, CA	-	2,500	35,800	118	2,500	35,918	4,109	2008	1991
Frisco, TX	8,881	-	18,635	246	-	18,881	3,859	2007	2004
Frisco, TX	-	-	15,309	1,566	-	16,875	3,692	2007	2004
Frisco, TX	-	130	16,445	-	130	16,445	319	2012	2010
Gallatin, TN	-	20	19,432	478	20	19,910	2,761	2010	1997
Germantown, TN	-	3,049	12,456	597	3,049	13,053	2,721	2006	2002
Glendale, CA	7,960	37	18,398	198	37	18,596	3,743	2007	2002
Grand Prairie, TX	-	981	6,086	-	981	6,086	277	2012	2009
Greeley, CO	-	877	6,706	125	877	6,831	1,700	2007	1997
Green Bay, WI	9,017	-	14,891	-	-	14,891	1,429	2010	2002
Green Bay, WI	-	-	20,098	-	-	20,098	1,892	2010	2002
Green Bay, WI	-	-	11,696	-	-	11,696	1,529	2010	2002
Greeneville, TN	-	970	10,032	8	970	10,040	957	2010	2005
Greenwood, IN	-	8,316	26,384	-	8,316	26,384	532	2012	2010
Harker Heights, TX	-	1,907	3,754	-	1,907	3,754	31	2011	2012
High Point, NC	-	2,595	29,013	-	2,595	29,013	260	2012	2010
Houston, TX	-	10,395	-	2	10,388	9	-	2011
Houston, TX	-	5,837	32,986	-	5,837	32,986	1,284	2012	2005
Houston, TX	-	3,688	13,302	-	3,688	13,302	264	2012	2007
Houston, TX	-	12,815	44,717	-	12,815	44,717	827	2012	1998
Houston, TX	14,000	378	31,020	-	378	31,020	1,310	2012	1981
Houston, TX	-	91	11,136	-	91	11,136	612	2012	1986
Hudson, OH	-	2,473	13,622	-	2,473	13,622	-	2012	2006
Jupiter, FL	6,972	2,252	11,415	129	2,252	11,544	2,537	2006	2001
Jupiter, FL	4,336	2,825	5,858	43	2,825	5,901	1,492	2007	2004
Katy, TX	-	1,099	1,604	-	1,099	1,604	57	2012	1986
Kenosha, WI	9,934	-	18,058	-	-	18,058	1,696	2010	1993
Killeen, TX	-	760	22,667	-	760	22,667	1,973	2010	2010
Lafayette, LA	-	1,928	10,483	25	1,928	10,509	2,438	2006	1993
Lake St Louis, MO	-	240	11,937	1,947	240	13,884	1,352	2010	2008
Lakeway, TX	-	2,801	-	-	2,801	-	-	2007
Lakewood, CA	-	146	14,885	1,146	146	16,031	3,110	2006	1993
Lakewood, WA	7,609	72	15,958	-	72	15,958	-	2012	2005
Las Vegas, NV	-	2,319	4,612	916	2,319	5,527	1,207	2006	1991
Las Vegas, NV	2,961	433	6,921	202	433	7,123	1,570	2007	1997
Las Vegas, NV	-	6,127	-	-	6,127	-	-	2007
Las Vegas, NV	-	580	23,420	-	580	23,420	836	2011	2002
Las Vegas , NV	5,803	74	15,287	419	74	15,706	3,637	2006	2000
Lenexa, KS	11,905	540	16,013	2,347	540	18,360	1,459	2010	2008
Lincoln, NE	-	1,420	29,692	9	1,420	29,701	3,671	2010	2003
Los Alamitos, CA	8,085	39	18,635	412	39	19,047	3,858	2007	2003
Los Gatos, CA	-	488	22,386	1,289	488	23,675	5,499	2006	1993
Loxahatchee, FL	-	1,637	5,048	842	1,652	5,875	1,269	2006	1997
Loxahatchee, FL	-	1,340	6,509	57	1,345	6,561	1,511	2006	1993
Loxahatchee, FL	2,600	1,553	4,694	584	1,567	5,264	1,129	2006	1994
Marinette, WI	7,548	-	13,538	-	-	13,538	1,529	2010	2002
Marlton, NJ	-	-	38,300	410	-	38,710	4,400	2008	1994
Mechanicsburg, PA	-	1,350	16,650	-	1,350	16,650	608	2011	1971
Merced, CA	-	-	13,772	927	-	14,699	1,525	2009	2010
Meridian, ID	-	3,600	20,802	251	3,600	21,053	5,365	2006	2008
Merriam, KS	-	176	7,189	220	176	7,409	1,290	2011	1972
Merriam, KS	-	81	3,122	430	81	3,553	259	2011	1980
Merriam, KS	-	336	12,972	-	336	12,972	1,658	2011	1977
Merriam, KS	15,356	182	7,393	93	182	7,486	978	2011	1985
Merrillville, IN	-	-	22,134	210	-	22,344	2,979	2008	2006
Merrillville, IN	-	700	11,699	154	700	11,853	1,484	2007	2008
Mesa, AZ	-	1,558	9,561	378	1,558	9,939	2,503	2008	1989
Mesquite, TX	-	496	3,834	-	496	3,834	18	2012	2012
Middletown, NY	-	1,756	20,364	1,188	1,756	21,552	6,070	2006	1998
Milwaukee, WI	4,429	540	8,457	-	540	8,457	859	2010	1930
Milwaukee, WI	9,762	1,425	11,519	-	1,425	11,520	1,526	2010	1962
Milwaukee, WI	2,442	922	2,185	-	922	2,185	362	2010	1958
Milwaukee, WI	22,383	-	44,535	-	-	44,535	4,091	2010	1983
Monticello, MN	9,522	61	18,489	-	61	18,489	-	2012	2008
Moorestown, NJ	-	-	52,645	-	-	52,645	176	2011	2012
Morrow, GA	-	818	8,064	223	843	8,261	2,025	2007	1990
Mount Juliet, TN	4,456	1,566	11,697	1,038	1,566	12,735	2,741	2007	2005
Mount Vernon, IL	-	-	25,163	-	-	25,163	52	2011	2012
Murrieta, CA	-	-	46,520	484	-	47,004	4,058	2010	2011
Murrieta, CA	-	8,800	202,412	-	8,800	202,412	8,393	2008	2010
Muskego, WI	1,174	964	2,158	-	964	2,159	203	2010	1993
Nashville, TN	-	4,300	-	7,172	11,472	-	-	2010
Nashville , TN	-	1,806	7,165	1,322	1,806	8,487	2,234	2006	1986
New Berlin, WI	4,527	3,739	8,290	-	3,739	8,290	845	2010	1993
Niagara Falls, NY	-	1,145	10,574	228	1,153	10,794	2,797	2007	1995
Niagara Falls, NY	-	388	7,870	47	396	7,909	1,517	2007	2004
Orange Village, OH	-	610	7,419	296	610	7,715	1,898	2007	1985
Oro Valley, AZ	10,011	89	18,339	564	89	18,902	3,770	2007	2004
Oshkosh, WI	-	-	18,339	-	-	18,339	1,709	2010	2000
Oshkosh, WI	9,338	-	15,881	-	-	15,881	1,464	2010	2000
Palm Springs, FL	2,666	739	4,066	72	739	4,137	1,047	2006	1993
Palm Springs, FL	-	1,182	7,765	196	1,182	7,961	1,951	2006	1997
Palm Springs , CA	-	365	12,396	1,366	365	13,762	2,988	2006	1998
Palmer, AK	19,237	217	29,705	745	217	30,450	5,671	2007	2006
Pearland, TX	-	781	5,517	132	781	5,648	1,322	2006	2000
Pearland, TX	1,005	948	4,556	115	948	4,671	1,084	2006	2002
Pewaukee, WI	-	4,700	20,669	-	4,700	20,669	3,825	2007	2007
Phoenix, AZ	27,902	1,149	48,018	10,952	1,149	58,971	11,468	2006	1998
Pineville, NC	-	961	6,974	2,107	1,077	8,965	1,928	2006	1988
Plano, TX	-	5,423	20,752	56	5,423	20,807	5,855	2008	2007
Plano, TX	54,620	793	82,722	-	793	82,722	3,573	2012	2005
Plantation, FL	9,428	8,563	10,666	2,378	8,575	13,033	3,839	2006	1997
Plantation, FL	8,765	8,848	9,262	249	8,896	9,462	4,775	2006	1996
Plymouth, WI	1,370	1,250	1,870	-	1,250	1,870	214	2010	1991
Portland, ME	15,697	655	25,500	412	655	25,912	1,395	2011	2008
Raleigh, NC	-	1,486	11,200	1,762	1,486	12,962	1,064	2011	2007
Redmond, WA	-	5,015	26,697	-	5,015	26,697	2,049	2010	2011
Reno, NV	-	1,117	21,972	676	1,117	22,648	4,960	2006	1991
Richmond, VA	-	2,838	26,305	-	2,838	26,305	-	2012	2008
Rockwall, TX	-	132	17,056	-	132	17,056	735	2012	2008
Rogers, AR	-	1,062	28,680	-	1,062	28,680	1,504	2011	2008
Rolla, MO	-	1,931	47,640	-	1,931	47,639	1,984	2011	2009
Roswell, NM	1,806	183	5,851	-	183	5,851	301	2011	2004
Roswell, NM	5,078	883	15,984	-	883	15,984	680	2011	2006
Roswell, NM	-	762	17,171	-	762	17,171	583	2011	2009
Ruston, LA	-	710	9,790	-	710	9,790	388	2011	1988
Sacramento, CA	-	866	12,756	913	866	13,668	2,764	2006	1990
San Antonio, TX	-	2,050	16,251	2,307	2,050	18,559	5,471	2006	1999
San Antonio, TX	18,400	4,518	29,905	-	4,518	29,905	1,754	2012	1986
San Antonio, TX	-	-	17,303	-	-	17,303	3,735	2007	2007
San Bernardino, CA	-	3,700	14,300	687	3,700	14,987	1,617	2008	1993
San Diego, CA	-	-	22,003	1,845	-	23,848	2,491	2008	1992
Sarasota, FL	-	3,360	19,140	-	3,360	19,140	670	2011	2006
Sarasota, FL	-	62	46,348	-	62	46,348	81	2012	1990
Seattle, WA	-	4,410	35,787	2,055	4,410	37,843	3,140	2010	2010
Sewell, NJ	-	-	53,360	4,355	-	57,715	8,221	2007	2009
Shakopee, MN	6,932	420	11,360	8	420	11,368	1,112	2010	1996
Shakopee, MN	11,743	640	18,089	-	640	18,089	1,252	2010	2007
Sheboygan, WI	1,892	1,012	2,216	-	1,012	2,216	256	2010	1958
Somerville, NJ	-	3,400	22,244	2	3,400	22,246	2,457	2008	2007
Southlake, TX	11,680	592	17,905	-	592	17,905	752	2012	2004
Southlake, TX	18,518	698	30,524	-	698	30,524	998	2012	2004
St. Louis, MO	7,281	336	17,247	939	336	18,186	3,851	2007	2001
St. Paul, MN	26,105	2,681	39,507	-	2,681	39,507	2,594	2011	2007
Stafford, VA	-	-	11,260	313	-	11,573	1,323	2008	2009
Suffern, NY	-	622	35,220	1,985	622	37,204	1,558	2011	2007
Suffolk, VA	-	1,530	10,979	540	1,538	11,511	1,748	2010	2007
Sugar Land, TX	8,905	3,513	15,527	-	3,513	15,527	-	2012	2005
Summit, WI	-	2,899	87,666	-	2,899	87,666	11,954	2008	2009
Tallahassee, FL	-	-	14,719	2,730	-	17,449	1,295	2010	2011
Tampa, FL	-	1,210	19,572	-	1,210	19,572	700	2012	2006
Tampa, FL	-	2,208	6,464	-	2,208	6,464	321	2012	1985
Tampa, FL	-	4,319	12,234	-	4,319	12,234	536	2011	2003
Temple, TX	-	2,900	9,851	-	2,900	9,851	121	2011	2012
Tomball, TX	-	1,404	5,071	880	1,404	5,951	1,721	2006	1982
Tucson, AZ	-	1,302	4,925	662	1,302	5,587	1,377	2008	1995
Tulsa, OK	-	3,003	6,025	20	3,003	6,045	1,955	2006	1992
Van Nuys, CA	-	-	36,187	-	-	36,187	3,281	2009	1991
Virginia Beach, VA	-	827	18,289	237	895	18,458	1,647	2011	2007
Voorhees, NJ	-	6,404	24,251	1,313	6,422	25,546	4,899	2006	1997
Voorhees, NJ	-	-	96,006	-	-	96,006	2,689	2010	2012
Webster, TX	-	360	5,940	8,178	2,418	12,060	3,056	2006	1991
Wellington, FL	6,768	107	16,933	381	107	17,314	3,181	2006	2000
Wellington , FL	6,071	388	13,697	144	388	13,841	2,668	2007	2003
West Allis, WI	3,475	1,106	3,309	-	1,106	3,309	456	2010	1961
West Palm Beach, FL	6,602	628	14,740	121	628	14,861	3,332	2006	1993
West Palm Beach, FL	6,092	610	14,618	116	610	14,734	3,908	2006	1991
West Seneca, NY	12,051	917	22,435	1,759	1,628	23,482	4,871	2007	1990
Westerville, OH	-	2,122	5,403	-	2,122	5,403	14	2012	2001
Zephyrhills, FL	-	3,875	23,907	3,331	3,875	27,237	1,273	2011	1974
Medical facilities total:	$713,720	$333,112	$4,027,512	$127,413	$345,938	$4,142,095	$456,935

Health Care REIT, Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built

Assets held for sale:
Brighton, MA	$-	$240	$3,859	$-	$-	$2,449	$-	2005	1982
Durham, NC	-	5,350	9,320	-	-	2,539	-	2006	1980
Fairhaven, MA	-	770	6,230	-	-	5,552	-	2004	1999
Hamden, CT	-	1,470	4,530	-	-	4,370	-	2002	1998
Hopedale, MA	-	130	8,170	-	-	6,581	-	2005	1999
Lakeway, TX	-	5,484	24,886	-	-	23,716	-	2007	2011
Malabar, FL	-	5,000	12,000	-	-	16,425	-	2010	2008
Melbourne, FL	-	7,000	69,000	-	-	72,694	-	2010	2009
Melbourne, FL	-	1,400	24,400	-	-	24,631	-	2010	2003
Melbourne, FL	-	600	9,400	-	-	9,550	-	2010	1986
Melbourne, FL	-	367	458	-	-	793	-	2011	1979
Midwest City, OK	-	470	5,673	-	-	2,625	-	1998	1958
New Haven, CT	-	160	4,778	-	-	2,520	-	2006	1958
Newburyport, MA	-	960	8,290	-	-	6,784	-	2002	1999
Norwalk, CT	-	410	2,640	-	-	1,764	-	2004	1971
Oklahoma City, OK	-	510	10,694	-	-	9,079	-	1998	1979
Prospect, CT	-	820	1,441	-	-	1,022	-	2004	1970
Quincy, MA	-	2,690	15,410	-	-	14,852	-	2004	1999
Rocky Hill, CT	-	1,460	7,040	-	-	6,205	-	2002	1998
Torrington, CT	-	360	1,261	-	-	1,091	-	2004	1966
Viera, FL	-	1,600	10,600	-	-	11,692	-	2010	1998
Waterbury, CT	-	370	2,166	-	-	518	-	2006	1972
Waterford, CT	-	1,360	12,540	-	-	10,141	-	2002	2000
West Hartford, CT	-	2,650	5,980	-	-	7,144	-	2004	1905
West Haven, CT	-	580	1,620	-	-	476	-	2004	1971
Assets held for sale total	$-	$42,211	$262,386	$-	$-	$245,213	-

(1) Please see Note 2 to our consolidated financial statements for information regarding lives used for depreciation and amortization.
(2) Represents real property asset associated with a capital lease.

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Segment	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation

Seniors housing triple-net	$218,741	$623,120	$7,462,660	$341,850	$625,388	$7,802,238	$707,213
Seniors housing operating	1,369,526	388,015	4,239,499	131,030	394,065	4,364,478	390,907
Medical facilities	713,720	333,112	4,027,512	127,413	345,938	4,142,095	456,935
Construction in progress	-	-	162,984	-	-	162,984	-
Total continuing operating properties	2,301,987	1,344,247	15,892,655	600,293	1,365,391	16,471,795	1,555,055

Assets held for sale	-	42,210	262,386	-	-	245,213	-
Total investments in real property owned	$2,301,987	$1,386,457	$16,155,041	$600,293	$1,365,391	$16,717,008	$1,555,055

	Year Ended December 31,
	2012	2011	2010

Reconciliation of real property:	(in thousands)
Investment in real estate:
Balance at beginning of year	$14,844,319	$8,992,495	$6,336,291
Additions:
Acquisitions	2,923,251	4,525,737	1,707,421
Improvements	449,964	426,000	398,510
Conversions from loans receivable	-	-	10,070
Assumed other items, net	108,404	210,411	208,314
Assumed debt	481,598	961,928	559,508
Foreign currency translation	6,082	-	-
Total additions	3,969,299	6,124,076	2,883,823
Deductions:
Cost of real estate sold	(581,696)	(250,047)	(216,300)
Reclassification of accumulated depreciation and amortization for assets held for sale	(120,236)	(10,011)	(10,372)
Impairment of assets	(29,287)	(12,194)	(947)
Total deductions	(731,219)	(272,252)	(227,619)
Balance at end of year(3)	$18,082,399	$14,844,319	$8,992,495

Accumulated depreciation:
Balance at beginning of year	$1,194,476	$836,966	$677,851
Additions:
Depreciation and amortization expenses	533,585	423,605	202,543
Amortization of above market leases	7,204	6,409	2,524
Total additions	540,789	430,014	205,067
Deductions:
Sale of properties	(59,974)	(63,997)	(31,919)
Reclassification of accumulated depreciation and amortization for assets held for sale	(120,236)	(8,507)	(14,033)
Total deductions	(180,210)	(72,504)	(45,952)
Balance at end of year	$1,555,055	$1,194,476	$836,966

(3) The aggregate cost for tax purposes for real property equals $14,788,080,000, $13,604,448,000 and $8,802,656,000 at December 31, 2012, 2011 and 2010, respectively.

Health Care REIT, Inc.
Schedule IV - Mortgage Loans on Real Estate
December 31, 2012
				(in thousands)
Description	Interest Rate	Final Maturity Date	Monthly Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage relating to one medical office building in Texas	6.18%	12/31/17	$114,643	$-	$22,244	$22,244	$-
First mortgage relating to one hospital in California	8.72%	12/01/17	$127,158	-	17,500	17,500	-
First mortgage relating to one medical office building in Texas	6.18%	12/31/17	$82,941	-	16,093	16,093	-
First mortgage relating to one hospital in California	10.14%	06/01/20	$160,435	-	21,050	15,187	-
First mortgage relating to one medical office building in Georgia	6.50%	10/01/14	$38,556	-	6,100	6,014	-
Second mortgage relating to one senior housing facility in New Hampshire	8.11%	10/01/16	$21,056	17,670	3,235	3,056	-
First mortgage relating to one senior housing facility in Arizona	3.55%	01/01/14	$12,275	-	4,500	2,650	2,650
First mortgage relating to one senior housing facility in Texas	10.25%	03/01/13	$56,307	-	2,635	2,498	-
Second mortgage relating to one hospital in California	9.83%	10/31/13	$138,308	15,187	13,000	1,323	-
First mortgage relating to one hospital in California	10.13%	01/14/14	$131,481	-	8,045	1,215	-
First mortgage relating to one medical office building in Georgia	8.11%	10/01/14	$1,206	-	800	175	-

Totals				$32,857	$115,202	$87,955	$2,650

	Year Ended December 31,
	2012	2011	2010
Reconciliation of mortgage loans:	(in thousands)
Balance at beginning of year	$63,934	$109,283	$74,517
Additions:
New mortgage loans	40,641	11,286	73,439
Total additions	40,641	11,286	73,439
Deductions:
Collections of principal	(11,819)	(50,579)	(10,540)
Conversions to real property	(3,300)	(4,000)	(10,070)
Charge-offs	(1,501)	-	(18,063)
Reclass to other real estate loans	-	(2,056)	-
Total deductions	(16,620)	(56,635)	(38,673)
Balance at end of year	$87,955	$63,934	$109,283

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

2.1          Agreement and Plan of Merger, dated as of August 21, 2012, by and among Sunrise Senior Living, Inc., Brewer Holdco, Inc., Brewer Holdco Sub, Inc., the Company and Red Fox, Inc. (the exhibits and schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed August 22, 2012 (File No. 001-08923), and incorporated herein by reference thereto).

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

3.1(l)       Certificate of Designation of 6.50% Series J Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed March 8, 2012 (File No. 001-08923), and incorporated herein by reference thereto).

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

4.3(i)       Supplemental Indenture No. 6, dated as of April 3, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 4, 2012 (File No. 001-08923), and incorporated herein by reference thereto).

4.3(j)      Supplemental Indenture No. 7, dated as of December 6, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed December 11, 2012 (File No. 001-08923), and incorporated herein by reference thereto).

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

10.2        Credit Agreement dated as of January 7, 2013, by and among the Company, the lenders listed therein, KeyBank National Association, as administrative agent, LC issuer and a swingline lender, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Deutsche Bank Securities, Inc., as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Deutsche Bank Securities Inc., as joint lead arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint book managers (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed January 11, 2013 (File No. 001-08923), and incorporated herein by reference thereto).

10.3        Term Loan Agreement, dated as of May 24, 2012, by and among the Company, the banks signatory thereto, KeyBank National Association, as administrative agent, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Royal Bank of Canada, as co-syndication agents, Citibank, N.A., Compass Bank, Fifth Third Bank, PNC Bank, National Association, The Bank of New York Mellon and Wells Fargo Bank, National Association, as co-documentation agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, as joint lead arrangers and joint bookrunners (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed May 30, 2012 (File No. No. 001-08923), and incorporated herein by reference thereto).

10.4        Equity Purchase Agreement, dated as of February 28, 2011, by and among the Company, FC-GEN Investment, LLC and FC-GEN Operations Investment, LLC (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 28, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

10.5(a)   The 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Appendix II to the Company’s Proxy Statement for the 1995 Annual Meeting of Stockholders, filed September 29, 1995 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(b)   First Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40771) filed November 21, 1997, and incorporated herein by reference thereto).*

10.5(c)   Second Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 4.3 to the Company’s Form S-8 (File No. 333-73916) filed November 21, 2001, and incorporated herein by reference thereto).*

10.5(d)   Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(e)   Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(a)   Stock Plan for Non-Employee Directors of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(b)   First Amendment to the Stock Plan for Non-Employee Directors of Health Care REIT, Inc. effective April 21, 1998 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(c)   Form of Stock Option Agreement under the Stock Plan for Non-Employee Directors (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q/A filed October 27, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(a)   Amended and Restated Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed March 25, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(b)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(c)   Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.6 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(d)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.8 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(e)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(f)    Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.7 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(g)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.9 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(h)   Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(i)    Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(j)    Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(k)   Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(l)    Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.22 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(m)  Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.23 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(n)   Form of Restricted Stock Agreement for the Chief Executive Officer under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(o)   Form of Restricted Stock Agreement for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(p)   Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.24 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(q)   Form of Amendment to Deferred Stock Unit Grant Agreements for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.10 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(r)    Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.11 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(s)    Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.5 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.8(a)   Fifth Amended and Restated Employment Agreement, dated December 2, 2010, by and between the Company and George L. Chapman (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed December 8, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.8(b)   Letter Agreement, dated February 4, 2013, by and between the Company and George L. Chapman.*

10.9        Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Scott A. Estes (filed with the Commission as Exhibit 10.4 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.10      Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.3 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.11      Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Jeffrey H. Miller (filed with the Commission as Exhibit 10.8 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.12(a) Employment Agreement, dated January 19, 2009, between the Company and John T. Thomas (filed with the Commission as Exhibit 10.10 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.12(b) Separation Agreement and General Release, dated July 25, 2012, between the Company and John T. Thomas (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed August 6, 2012 (File No. 001-08923), and incorporated herein by reference thereto).*

10.13      Third Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Erin C. Ibele (filed with the Commission as Exhibit 10.11 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.14      Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Daniel R. Loftus (filed with the Commission as Exhibit 10.12 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.15      Amended and Restated Consulting Agreement, dated December 29, 2008, between the Company and Frederick L. Farrar (filed with the Commission as Exhibit 10.14 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.16      Amended and Restated Health Care REIT, Inc. Supplemental Executive Retirement Plan, dated December 29, 2008 (filed with the Commission as Exhibit 10.12 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.17      Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*

10.18      Summary of Director Compensation (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed November 7, 2012 (File No. 001-08923), and incorporated herein by reference thereto).*

12           Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).

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

24.1        Power of Attorney executed by William C. Ballard, Jr. (Director).

24.2        Power of Attorney executed by Judith C. Pelham (Director).

24.3        Power of Attorney executed by R. Scott Trumbull (Director).

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
**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) the Notes to Consolidated Financial Statements, (vi) Schedule III – Real Estate and Accumulated Depreciation and (vii) Schedule IV – Mortgage Loans on Real Estate.