Form 10-Q
period 2013-03-31
HEALTH CARE REIT INC /DE/
filed 2013-05-07
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, the registrant had 261,550,566 shares of common stock outstanding.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets — March 31, 2013 and December 31, 2012	3

Consolidated Statements of Comprehensive Income — Three months ended March 31, 2013 and 2012	4

Consolidated Statements of Equity — Three months ended March 31, 2013 and 2012	6

Consolidated Statements of Cash Flows — Three months ended March 31, 2013 and 2012	7

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	48

PART II. OTHER INFORMATION

Item 1. Legal Proceedings Item 1A. Risk Factors	49 49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6. Exhibits	50

Signatures	51

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Note)

Assets	(In thousands)
Real estate investments:
Real property owned:
Land and land improvements	$1,592,792	$1,365,391
Buildings and improvements	17,814,940	15,635,127
Acquired lease intangibles	811,495	673,684
Real property held for sale, net of accumulated depreciation	36,096	245,213
Construction in progress	86,820	162,984
Gross real property owned	20,342,143	18,082,399
Less accumulated depreciation and amortization	(1,739,767)	(1,555,055)
Net real property owned	18,602,376	16,527,344
Real estate loans receivable	276,876	895,665
Net real estate investments	18,879,252	17,423,009
Other assets:
Equity investments	781,792	438,936
Goodwill	68,321	68,321
Deferred loan expenses	73,735	66,327
Cash and cash equivalents	269,842	1,033,764
Restricted cash	225,360	107,657
Receivables and other assets	490,670	411,095
Total other assets	1,909,720	2,126,100
Total assets	$20,788,972	$19,549,109

Liabilities and equity
Liabilities:
Borrowings under unsecured line of credit arrangement	$710,000	$-
Senior unsecured notes	6,610,873	6,114,151
Secured debt	2,452,495	2,336,196
Capital lease obligations	80,560	81,552
Accrued expenses and other liabilities	518,170	462,099
Total liabilities	10,372,098	8,993,998
Redeemable noncontrolling interests	33,727	34,592
Equity:
Preferred stock	1,022,917	1,022,917
Common stock	261,249	260,396
Capital in excess of par value	10,599,290	10,543,690
Treasury stock	(21,238)	(17,875)
Cumulative net income	2,256,479	2,184,819
Cumulative dividends	(3,910,727)	(3,694,579)
Accumulated other comprehensive income (loss)	(33,091)	(11,028)
Other equity	5,893	6,461
Total Health Care REIT, Inc. stockholders’ equity	10,180,772	10,294,801
Noncontrolling interests	202,375	225,718
Total equity	10,383,147	10,520,519
Total liabilities and equity	$20,788,972	$19,549,109

NOTE: The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

		Three Months Ended
		March 31,
		2013	2012

		(In thousands, except per share data)
	Revenues:
	Rental income	$296,834	$249,995
	Resident fees and services	327,324	158,174
	Interest income	9,057	8,141
	Other income	700	1,686
	Total revenues	633,915	417,996
	Expenses:
	Interest expense	110,289	88,814
	Property operating expenses	253,354	128,801
	Depreciation and amortization	187,099	120,907
	General and administrative	27,179	27,751
	Transaction costs	65,980	5,579
	Loss (gain) on derivatives, net	2,309	555
	Loss (gain) on extinguishment of debt, net	(308)	-
	Total expenses	645,902	372,407
	Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	(11,987)	45,589
	Income tax (expense) benefit	(2,763)	(1,470)
	Income from unconsolidated entities	2,262	1,532
	Income (loss) from continuing operations	(12,488)	45,651
	Discontinued operations:
	Gain (loss) on sales of properties, net	82,492	769
	Income (loss) from discontinued operations, net	1,795	11,038
	Discontinued operations, net	84,287	11,807
	Net income	71,799	57,458
Less:	Preferred stock dividends	16,602	19,207
Less:	Net income (loss) attributable to noncontrolling interests(1)	139	(1,056)
	Net income (loss) attributable to common stockholders	$55,058	$39,307

	Average number of common shares outstanding:
	Basic	260,036	199,661
	Diluted	260,036	201,658

	Earnings per share:
	Basic:
	Income (loss) from continuing operations
	attributable to common stockholders	$(0.11)	$0.14
	Discontinued operations, net	0.32	0.06
	Net income (loss) attributable to common stockholders*	$0.21	$0.20

	Diluted:
	Income (loss) from continuing operations
	attributable to common stockholders	$(0.11)	$0.14
	Discontinued operations, net	0.32	0.06
	Net income (loss) attributable to common stockholders*	$0.21	$0.19

	Dividends declared and paid per common share	$0.765	$0.740

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Net income	$71,799	$57,458

Other comprehensive income (loss):
Unrecognized gain/(loss) on equity investments	172	8
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gain/(loss)	471	278
Foreign currency translation gain/(loss)	(22,706)	-
Total other comprehensive income (loss)	(22,063)	286

Total comprehensive income	49,736	57,744
Total comprehensive income attributable to noncontrolling interests(1)	139	(1,056)
Total comprehensive income attributable to stockholders	$49,875	$56,688

(1) Includes amounts attributable to redeemable noncontrolling interests.

See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(in thousands)

	Three Months Ended March 31, 2013
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,022,917	$260,396	$10,543,690	$(17,875)	$2,184,819	$(3,694,579)	$(11,028)	$6,461	$225,718	$10,520,519
Comprehensive income:
Net income (loss)					71,660				560	72,220
Other comprehensive income							(22,063)			(22,063)
Total comprehensive income										50,157
Net change in noncontrolling interests									(23,903)	(23,903)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		853	55,600	(3,363)				(862)		52,228
Option compensation expense								294		294
Cash dividends paid:
Common stock cash dividends						(199,546)				(199,546)
Preferred stock cash dividends						(16,602)				(16,602)
Balances at end of period	$1,022,917	$261,249	$10,599,290	$(21,238)	$2,256,479	$(3,910,727)	$(33,091)	$5,893	$202,375	$10,383,147

	Three Months Ended March 31, 2012
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,010,417	$192,299	$7,019,714	$(13,535)	$1,896,806	$(2,972,129)	$(11,928)	$6,120	$153,883	$7,281,647
Comprehensive income:
Net income (loss)					58,514				(678)	57,836
Other comprehensive income							286			286
Total comprehensive income										58,122
Net change in noncontrolling interests			874						4,428	5,302
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		530	35,546	(3,730)				(294)		32,052
Proceeds from issuance of common stock		20,700	1,042,038							1,062,738
Proceeds from issuance of preferred stock	287,500		(9,599)							277,901
Option compensation expense								1,382		1,382
Cash dividends paid:
Common stock cash dividends						(142,919)				(142,919)
Preferred stock cash dividends						(19,207)				(19,207)
Balances at end of period	$1,297,917	$213,529	$8,088,573	$(17,265)	$1,955,320	$(3,134,255)	$(11,642)	$7,208	$157,633	$8,557,018

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31,
	2013	2012
Operating activities	(In thousands)
Net income	$71,799	$57,458
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	187,122	127,422
Other amortization expenses	4,194	4,984
Stock-based compensation expense	10,508	11,323
Loss (gain) on derivatives, net	2,309	555
Loss (gain) on extinguishment of debt, net	(308)	-
Income from unconsolidated entities	(2,262)	(1,532)
Rental income in excess of cash received	(2,538)	(10,125)
Amortization related to above (below) market leases, net	172	(252)
Loss (gain) on sales of properties, net	(82,492)	(769)
Distributions by unconsolidated entities	-	4,009
Increase (decrease) in accrued expenses and other liabilities	18,276	(6,156)
Decrease (increase) in receivables and other assets	(6,972)	(12,873)
Net cash provided from (used in) operating activities	199,808	174,044

Investing activities
Investment in real property, net of cash acquired	(1,850,578)	(570,200)
Capitalized interest	(1,606)	(2,420)
Investment in real estate loans receivable	(11,971)	(10,661)
Other investments, net of payments	(1,978)	22,438
Principal collected on real estate loans receivable	49,926	4,301
Contributions to unconsolidated entities	(359,575)	-
Distributions by unconsolidated entities	9,916	-
Proceeds from (payments on) derivatives	(2,604)	-
Increase in restricted cash	(94,840)	(13,879)
Proceeds from sales of real property	294,607	32,584
Net cash provided from (used in) investing activities	(1,968,703)	(537,837)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	710,000	(605,000)
Proceeds from issuance of senior unsecured notes	497,862	-
Payments to extinguish senior unsecured notes	-	(22)
Net proceeds from the issuance of secured debt	-	111,000
Payments on secured debt	(18,931)	(41,592)
Net proceeds from the issuance of common stock	45,377	1,087,777
Net proceeds from the issuance of preferred stock	-	277,901
Decrease (increase) in deferred loan expenses	(9,650)	(2,324)
Contributions by noncontrolling interests(1)	1,420	8,367
Distributions to noncontrolling interests(1)	(4,522)	(3,477)
Cash distributions to stockholders	(216,148)	(162,126)
Other financing activities	(992)	(976)
Net cash provided from (used in) financing activities	1,004,416	669,528
Effect of foreign currency translation on cash and cash equivalents	557	-
Increase (decrease) in cash and cash equivalents	(763,922)	305,735
Cash and cash equivalents at beginning of period	1,033,764	163,482
Cash and cash equivalents at end of period	$269,842	$469,217

Supplemental cash flow information:
Interest paid	$99,202	$96,426
Income taxes paid	920	2,596

(1)     Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in seniors housing and health care real estate. Our full service platform offers property management and development services to our customers. As of March 31, 2013, our diversified portfolio consisted of 1,133 properties in 46 states, the United Kingdom, and Canada.  Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily an indication of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Standards

     In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires companies to provide information about the amounts that are reclassified out of accumulated other comprehensive income by component. Additionally, companies are required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment to authoritative guidance associated with comprehensive income was effective for the Company on January 1, 2013. The adoption of this guidance did not have a material impact on our unaudited consolidated financial statements.

3. Real Property Acquisitions and Development

     The total purchase price for all properties acquired has been allocated to the tangible and identifiable intangible assets, liabilities and noncontrolling interests based upon their respective fair values in accordance with our accounting policies. The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments.  Transaction costs primarily represent costs incurred with property acquisitions, including due diligence costs, fees for legal and valuation services and termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees and other acquisition-related costs.  During the three months ended March 31, 2013, we finalized our purchase price allocation of certain previously reported acquisitions and there were no material changes from those previously disclosed.

     Seniors Housing Triple-net Activity

		Three Months Ended
		March 31, 2013(1)	March 31, 2012
		(in thousands)
	Land and land improvements	$8,533	$5,950
	Buildings and improvements	47,993	89,333
	Total assets acquired	56,526	95,283
	Accrued expenses and other liabilities	-	(232)
	Cash disbursed for acquisitions	56,526	95,051
	Construction in progress additions	23,946	38,467
Less:	Capitalized interest	(1,227)	(1,242)
	Cash disbursed for construction in progress	22,719	37,225
	Capital improvements to existing properties	8,336	9,948
	Total cash invested in real property, net of cash acquired	$87,581	$142,224

(1) Includes acquisitions with an aggregate purchase price of $56,526,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

     Seniors Housing Operating Activity

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Acquisitions of seniors housing operating properties are structured under RIDEA, which is described in Note 18.  This structure results in the inclusion of all resident revenues and related property operating expenses from the operation of these qualified health care properties in our consolidated statements of comprehensive income.  Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. See Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for information regarding our foreign currency policies.

		Three Months Ended
		March 31, 2013(2)	March 31, 2012
		(In thousands)
	Land and land improvements	$216,949	$18,980
	Building and improvements	2,074,770	174,467
	Acquired lease intangibles	142,054	16,656
	Restricted cash	22,863	-
	Receivables and other assets	3,225	1,182
	Total assets acquired(1)	2,459,861	211,285
	Secured debt	(138,259)	-
	Accrued expenses and other liabilities	(31,302)	(1,649)
	Total liabilities assumed	(169,561)	(1,649)
	Noncontrolling interests	(4,868)	(2,054)
	Non-cash acquisition related activity(3)	(555,562)	-
	Cash disbursed for acquisitions	1,729,870	207,582
	Construction in progress additions	235	-
Less:	Capitalized interest	(2)	-
	Cash disbursed for construction in progress	233	-
	Capital improvements to existing properties	10,604	3,040
	Total cash invested in real property, net of cash acquired	$1,740,707	$210,622

(1) Excludes $51,803,000 and $1,619,000 of cash acquired during the three months ended March 31, 2013 and 2012, respectively.
(2) Includes acquisitions with an aggregate purchase price of $2,819,436,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(3) Represents Sunrise loan and noncontrolling interests acquisitions.

     Sunrise Merger

     In August 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sunrise Senior Living, Inc. (“Sunrise”), pursuant to which we agreed to acquire Sunrise in an all-cash merger (the “Merger”) in which Sunrise stockholders would receive $14.50 in cash for each share of Sunrise common stock. On January 9, 2013, we completed our acquisition of the Sunrise property portfolio.  The Sunrise Merger advances our strategic vision to own higher-end, private pay properties located in major metropolitan markets.  As of March 31, 2013, 71 properties are wholly owned and 54 properties are held in unconsolidated entities (see Note 7 for additional information). The total estimated purchase price of approximately $2,763,336,000, including approximately $2,041,893,000 of cash consideration has been allocated on a preliminary basis to the tangible and identifiable intangible assets and liabilities in the table above based on respective fair values in accordance with our accounting policies. We funded the cash consideration and other associated costs of the acquisition from cash on-hand as well as draws on our primary unsecured line of credit and unsecured term loan (see Notes 9 and 10 for additional information).

     Subsequent to the date of acquisition, we recognized $112,093,000 of revenues and $36,901,000 of net operating income from continuing operations related to the Sunrise portfolio during the three months ended March 31, 2013.  In addition, we incurred $63,779,000 of transaction costs, which include advisory fees, due diligence costs, severances, and fees for legal and valuation services.  These amounts are included in the seniors housing operating results reflected in Note 17.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma consolidated results of operation have been prepared as if the Sunrise merger had occurred as of January 1, 2012 based on the preliminary purchase price allocations discussed above. Amounts are in thousands, except per share data:

	Three Months Ended
	March 31,	March 31,
	2013	2012
Revenues	$647,269	$531,936
Income (loss) from continuing operations attributable to common stockholders	$(30,479)	$23,164
Income (loss) from continuing operations attributable to common stockholders per share:
Basic	$(0.12)	$0.12
Diluted	$(0.12)	$0.11

     Medical Facilities Activity

		Three Months Ended
		March 31, 2013	March 31, 2012
		(In thousands)
	Land and land improvements	$-	$9,509
	Buildings and improvements	-	320,481
	Acquired lease intangibles	-	39,619
	Receivables and other assets	-	4,158
	Total assets acquired	-	373,767
	Secured debt	-	(172,856)
	Accrued expenses and other liabilities	-	(9,255)
	Total liabilities assumed	-	(182,111)
	Cash disbursed for acquisitions	-	191,656
	Construction in progress additions	35,139	40,557
Less:	Capitalized interest	(377)	(1,178)
	Accruals(1)	(17,661)	(20,752)
	Cash disbursed for construction in progress	17,101	18,627
	Capital improvements to existing properties	5,189	7,071
	Total cash invested in real property	$22,290	$217,354

(1) Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Development projects:
Seniors housing triple-net	$67,317	$23,859
Medical facilities	60,536	93,676
Total development projects	127,853	117,535
Expansion projects	7,631	240
Total construction in progress conversions	$135,484	$117,775

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	March 31, 2013	December 31, 2012
Assets:
In place lease intangibles	$678,368	$541,729
Above market tenant leases	56,024	56,086
Below market ground leases	61,461	61,450
Lease commissions	15,642	14,419
Gross historical cost	811,495	673,684
Accumulated amortization	(315,229)	(257,242)
Net book value	$496,266	$416,442

Weighted-average amortization period in years	13.7	16.4

Liabilities:
Below market tenant leases	$77,058	$77,036
Above market ground leases	9,490	9,490
Gross historical cost	86,548	86,526
Accumulated amortization	(29,652)	(27,753)
Net book value	$56,896	$58,773

Weighted-average amortization period in years	14.2	14.3

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Rental income related to above/below market tenant leases, net	$148	$552
Property operating expenses related to above/below market ground leases, net	(320)	(300)
Depreciation and amortization related to in place lease intangibles and lease commissions	(50,576)	(27,605)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2013	$162,891	$5,296
2014	91,723	6,608
2015	29,373	5,604
2016	23,039	5,220
2017	23,504	4,899
Thereafter	165,736	29,269
Totals	$496,266	$56,896

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Dispositions, Assets Held for Sale and Discontinued Operations

The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Real property dispositions:
Seniors housing triple-net	$76,331	$-
Medical facilities	135,784	31,815
Total dispositions	212,115	31,815
Add: Gain (loss) on sales of real property, net	82,492	769
Proceeds from real property sales	$294,607	$32,584

At March 31, 2013, $139,758,000 of sales proceeds is on deposit in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary.  We have reclassified the income and expenses attributable to all properties sold prior to or held for sale at March 31, 2013 to discontinued operations.  Expenses include an allocation of interest expense based on property carrying values and our weighted-average cost of debt.  The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Rental income	$2,597	$23,354
Expenses:
Interest expense	445	4,908
Property operating expenses	334	893
Provision for depreciation	23	6,515
Income (loss) from discontinued operations, net	$1,795	$11,038

6. Real Estate Loans Receivable

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2013			March 31, 2012
	Seniors			Seniors
	Housing	Medical		Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$416	$-	$416	$-	$-	$-
Draws on existing loans	10,271	1,284	11,555	10,467	194	10,661
Net cash advances on real estate loans	10,687	1,284	11,971	10,467	194	10,661
Receipts on real estate loans receivable:
Loan payoffs	42,865	-	42,865	-	-	-
Principal payments on loans	6,343	718	7,061	3,689	612	4,301
Total receipts on real estate loans	49,208	718	49,926	3,689	612	4,301
Net advances (receipts) on real estate loans	$(38,521)	$566	$(37,955)	$6,778	$(418)	$6,360

We recorded no provision for loan losses during the three months ended March 31, 2013.  At March 31, 2013, we had real estate loans with outstanding balances of $4,230,000 on non-accrual status with an allowance for loan losses of $0.

7. Investments in Unconsolidated Entities

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     During the year ended December 31, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). We acquired a 49% interest in a seven-building life science campus located at University Park in Cambridge, Massachusetts, which is immediately adjacent to the campus of the Massachusetts Institute of Technology. At March 31, 2013, our investment of $174,692,000 is recorded as an investment in unconsolidated entities on the balance sheet.

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

     During the three months ended June 30, 2012, we entered into a joint venture (structured under RIDEA) with Chartwell Retirement Residences (TSX:CSH.UN). The portfolio contains 42 properties in Canada, 39 of which are owned 50% by us and Chartwell, and three of which we wholly own. All properties are managed by Chartwell. At March 31, 2013, our investment of $223,134,000 in the 39 properties is recorded as an investment in unconsolidated entities on the balance sheet. The aggregate remaining unamortized basis difference of our investment in this joint venture of $7,858,000 at March 31, 2013 is primarily attributable to transaction costs that will be amortized over the weighted-average useful life of the related properties and included in the reported amount of income from unconsolidated entities.

     In conjunction with the Sunrise merger described in Note 3, we acquired joint venture interests in 54 properties and a 20% interest in a newly formed Sunrise management company, which manages the entire property portfolio. At March 31, 2013, our investment of $359,575,000 is recorded as an investment in unconsolidated entities on the balance sheet.

     The results of operations for these properties have been included in our consolidated results of operations from the date of acquisition by the joint ventures and are reflected in our statements of comprehensive income as income or loss from unconsolidated entities. The following is a summary of our income from and investments in unconsolidated entities (dollars in thousands):

	March 31, 2013		Three Months Ended March 31,		Assets as of
	Percentage Ownership	Properties	2013 Income (loss)	2012 Income (loss)	March 31, 2013	December 31, 2012
Seniors housing triple-net(1)	10% to 49%	-	$1,290	$1	$32,895	$34,618
Seniors housing operating	33% to 50%	93	(1,548)	(330)	561,409	217,701
Medical facilities	36% to 49%	13	2,520	1,861	187,488	186,617
Total			$2,262	$1,532	$781,792	$438,936

(1) Asset amounts include an available-for-sale equity investment. See Note 16 for additional information.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Concentration

     The following table summarizes certain information about our credit concentration as of March 31, 2013 (dollars in thousands):

	Number of	Total	Percent of
Concentration by investment:(1)	Properties(2)	Investment(2)	Investment(3)
Sunrise Senior Living	71	$2,664,285	14%
Genesis HealthCare	175	2,662,118	14%
Merrill Gardens	48	1,075,791	6%
Belmont Village	19	883,126	5%
Benchmark Senior Living	36	836,346	4%
Remaining portfolio	678	10,757,586	57%
Totals	1,027	$18,879,252	100%

_____________________

(1)     Genesis is in our seniors housing triple-net segment whereas the other top five relationships are in our seniors housing operating segment.

(2)     Excludes our share of investments in unconsolidated entities.  Please see Note 7 for additional information.

(3)     Investments with our top five relationships comprised 37% of total investments at December 31, 2012.

9. Borrowings Under Line of Credit Arrangements and Related Items

     At March 31, 2013, we had a $2,250,000,000 unsecured line of credit arrangement with a consortium of 29 banks.  We have an option to upsize the facility by up to an additional $1,000,000,000 through an accordion feature, allowing for the aggregate commitment of up to $3,250,000,000.  The arrangement also allows us to borrow up to $500,000,000 in alternate currencies.  The revolving credit facility is scheduled to expire March 31, 2017, but can be extended for an additional year at our option.  Borrowings under the revolver are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.38% at March 31, 2013). The applicable margin is based on certain of our debt ratings and was 1.175% at March 31, 2013. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.225% at March 31, 2013. Principal is due upon expiration of the agreement.  In addition, at March 31, 2013, we had $10,000,000 outstanding in unsecured revolving demand notes bearing interest at 1.13%.

     The following information relates to aggregate borrowings under the unsecured line of credit arrangements for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Balance outstanding at quarter end	$710,000	$5,000
Maximum amount outstanding at any month end	$780,000	$897,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$723,444	$480,703
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.38%	1.65%

10. Senior Unsecured Notes and Secured Debt

     We may repurchase, redeem or refinance convertible and non-convertible senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The non-convertible senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  At March 31, 2013, the annual principal payments due on these debt obligations were as follows (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2013	$300,000	$100,367	$400,367
2014	-	278,237	278,237
2015 (4)	495,724	224,607	720,331
2016	1,200,000	328,865	1,528,865
2017	450,000	320,537	770,537
Thereafter	4,194,403	1,172,420	5,366,823
Totals	$6,640,127	$2,425,033	$9,065,160

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 3.0% to 6.5%, excluding the Canadian denominated unsecured term loan discussed in footnote 4 and the $500,000,000 unsecured term loan discussed below.
(3) Annual interest rates range from 0.4% to 8.0%. Carrying value of the properties securing the debt totaled $4,157,430,000 at March 31, 2013.

(4) On July 30, 2012, we completed funding on a $250,000,000 Canadian denominated unsecured term loan (approximately $245,724,000 USD at exchange rates on March 31, 2013). The loan matures July 27, 2015 (with an option to extend for an additional year at our discretion) and bears interest at the Canadian Dealer Offered Rate plus 145 basis points (2.65% at March 31, 2013).

     During the three months ended March 31, 2013, we borrowed on a $500,000,000 unsecured term loan entered into as part of our unsecured line of credit arrangement.  The loan matures on March 31, 2016, but can be extended up to two years at our option and bears interest at LIBOR plus 1.35% (1.38% at March 31, 2013).

     The following is a summary of our senior unsecured note activity, excluding the Canadian denominated unsecured term loan, during the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2013		March 31, 2012
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$5,894,403	4.675%	$4,464,927	5.133%
Debt issued	500,000	1.552%	-	0.000%
Debt redeemed	-	0.000%	(22)	4.750%
Ending balance	$6,394,403	4.431%	$4,464,905	5.133%

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2013		March 31, 2012
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,311,586	5.14%	$2,108,384	5.29%
Debt issued	-	0.00%	111,000	4.18%
Debt assumed	132,680	5.49%	158,290	5.86%
Debt extinguished	(7,807)	7.43%	(33,092)	4.30%
Foreign currency	6	5.62%	-	0.00%
Principal payments	(11,432)	5.44%	(8,500)	5.49%
Ending balance	$2,425,033	5.17%	$2,336,082	5.04%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2013, we were in compliance with all of the covenants under our debt agreements.

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

Interest Rate Swap Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  As of March 31, 2013, we had one interest rate swap for a total aggregate notional amount of $11,835,000.  The swap hedges interest payments associated with long-term LIBOR based borrowings and matures on December 31, 2013.   Approximately $2,911,000 of losses, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

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

     On August 30, 2012, we entered into two cross currency swaps to purchase £125,000,000.  The swaps were used to limit exposure to fluctuations in the Pound Sterling to U.S. Dollar exchange rate associated with our initial cash investment funded for the Sunrise transaction discussed in Note 3. The cross currency swaps have been designated as a net investment hedge, and changes in fair value are reported in OCI as no ineffectiveness is anticipated.

     On September 17, 2012, we entered into two forward exchange contracts to purchase $14,000,000 Canadian Dollars and £23,000,000 at a fixed rate in the future.  The forward contracts were used to limit exposure to fluctuations in foreign currency associated with future international transactions.  These forward contacts were settled on March 22, 2013 for a realized loss of $2,309,000.

    On January 14, 2013 and January 15, 2013, we entered into three forward exchange contracts to purchase £675,000,000 at a fixed rate in the future.  The forward exchange contracts are used to hedge a portion of our investment in the United Kingdom at a fixed Pound Sterling rate in U.S. dollars and mature on July 16, 2013. The forward exchange contracts were designated as net investment hedges and changes in fair value are reported in OCI as no ineffectiveness is expected.

     The following presents the impact of derivative instruments on the statement of comprehensive income and OCI for the periods presented (dollars in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Three Months Ended
		March 31,
	Location	2013	2012
Gain (loss) on interest rate swap recognized in
OCI (effective portion)	OCI	$946	$739
Gain (loss) on interest rate swaps reclassified from
AOCI into income (effective portion)	Interest expense	(475)	(461)
Gain (loss) on forward exchange contracts recognized in
income (ineffective portion and amount excluded
from effectiveness testing)	Unrealized loss	-	(555)
Gain (loss) on forward exchange contracts recognized
in income	Realized loss	(2,309)	-
Gain (loss) on forward exchange contracts designated
as net investment hedge recognized in OCI	OCI	75,857	-

12. Commitments and Contingencies

     At March 31, 2013, we had eight outstanding letter of credit obligations totaling $6,172,000 and expiring between 2013 and 2014.  At March 31, 2013, we had outstanding construction in process of $86,820,000 for leased properties and were committed to providing additional funds of approximately $217,172,000 to complete construction. At March 31, 2013, we had contingent purchase obligations totaling $73,957,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with Accounting Standards Codification (“ASC”) Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At March 31, 2013, we had operating lease obligations of $698,039,000 relating to certain ground leases and company office space and capital lease obligations of $83,499,000 relating to certain investment properties. We incurred rental expense relating to company office space of $413,000 for the three months ended March 31, 2013 as compared to $290,000 for the same period in 2012. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At March 31, 2013, aggregate future minimum rentals to be received under these noncancelable subleases totaled $46,831,000.

13. Stockholders’ Equity

     The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	March 31, 2013	December 31, 2012
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	26,224,854	26,224,854
Outstanding shares	26,224,854	26,224,854

Common Stock, $1.00 par value:
Authorized shares	400,000,000	400,000,000
Issued shares	261,893,455	260,780,109
Outstanding shares	261,432,764	260,373,754

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated:

	Three Months Ended
	March 31, 2013		March 31, 2012
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	26,224,854	6.493%	25,724,854	7.013%
Shares issued	-	0.000%	11,500,000	6.500%
Ending balance	26,224,854	6.493%	37,224,854	6.855%

     Common Stock. The following is a summary of our common stock issuances during the three months ended March 31, 2013 and 2012 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

February 2012 public issuance	20,700,000	$53.50	$1,107,450	$1,062,737
2012 Dividend reinvestment plan issuances	429,058	54.61	23,429	23,429
2012 Option exercises	43,047	37.42	1,611	1,611
2012 Totals	21,172,105		$1,132,490	$1,087,777

2013 Dividend reinvestment plan issuances	652,724	$61.59	$40,199	$40,199
2013 Option exercises	119,999	43.15	5,178	5,178
2013 Totals	772,723		$45,377	$45,377

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above.  Please refer to Note 18 for information related to federal income tax of dividends.  The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2013		March 31, 2012
	Per Share	Amount	Per Share	Amount

Common Stock	$0.7650	$199,546	$0.7400	$142,919
Series D Preferred Stock	-	-	0.4922	1,969
Series F Preferred Stock	-	-	0.4766	3,336
Series H Preferred Stock	0.7146	250	0.3750	250
Series I Preferred Stock	0.8125	11,680	0.8125	11,680
Series J Preferred Stock	0.4064	4,672	0.1715	1,972
Totals		$216,148		$162,126

Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Equity Investments	Actuarial losses	Cash Flow Hedges	Total
Balance at December 31, 2012	$(881)	$(216)	$(2,974)	$(6,957)	$(11,028)
Other comprehensive income before reclassification adjustments	(22,706)	172	-	946	(21,588)
Reclassification amount to net income	-	-	-	(475)(1)	(475)
Net current-period other comprehensive income	(22,706)	172	-	471	(22,063)
Balance at March 31, 2013	$(23,587)	$(44)	$(2,974)	$(6,486)	$(33,091)

Balance at December 31, 2011	$-	$(619)	$(2,748)	$(8,561)	$(11,928)
Other comprehensive income before reclassification adjustments	-	8	-	739	747
Reclassification amount to net income	-	-	-	(461)(1)	(461)
Net current-period other comprehensive income	-	8	-	278	286
Balance at March 31, 2012	$-	$(611)	$(2,748)	$(8,283)	$(11,642)

(1) Please see Note 11 for additional information.

14. Stock Incentive Plans

     Our Amended and Restated 2005 Long-Term Incentive Plan authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan vested through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three years for non-employee directors to five years for officers and key employees. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $10,508,000 for the three months ended March 31, 2013 and  $11,323,000 for the same period in 2012.

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$55,058	$39,307

Denominator for basic earnings per
share - weighted average shares	260,036	199,661
Effect of dilutive securities:
Employee stock options	-	223
Non-vested restricted shares	-	280
Convertible senior unsecured notes	-	1,494
Dilutive potential common shares	-	1,997
Denominator for diluted earnings per
share - adjusted weighted average shares	260,036	201,658

Basic earnings per share	$0.21	$0.20
Diluted earnings per share	$0.21	$0.19

The diluted earnings per share calculation for the three months ended March 31, 2013 excludes the dilutive effect of all common stock equivalents as they are anti-dilutive due to the loss from continuing operations.  The diluted earnings per share calculation for the three

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

months ended March 31, 2012 excludes the dilutive effect of 388,000 stock options because the exercise prices were more than the average market price.  The Series H Cumulative Convertible and Redeemable Preferred Stock and Series I Cumulative Convertible Perpetual Preferred Stock were not included in the calculations as the effect of conversions into common stock was anti-dilutive.

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

Interest Rate Swap Agreements — Interest rate swap agreements are recorded in other assets or other liabilities on the balance sheet at fair market value.  Fair market value is estimated using level two inputs by utilizing pricing models that consider forward yield curves and discount rates.

Foreign Currency Forward Contracts — Foreign currency forward contracts are recorded in other assets or other liabilities on the balance sheet at fair market value.  Fair market value is determined using level two inputs by estimating the future value of the currency pair based on existing exchange rates, comprised of current spot and traded forward points, and calculating a present value of the net amount using a discount factor based on observable traded interest rates.

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Mortgage loans receivable	$88,861	$89,693	$87,955	$88,975
Other real estate loans receivable	188,015	199,985	807,710	820,195
Available-for-sale equity investments	1,555	1,555	1,384	1,384
Cash and cash equivalents	269,842	269,842	1,033,764	1,033,764
Foreign currency forward contracts	63,249	63,249	-	-

Financial liabilities:
Borrowings under unsecured line of credit arrangements	$710,000	$710,000	$-	$-
Senior unsecured notes	6,610,873	7,363,318	6,114,151	6,793,424
Secured debt	2,452,495	2,643,513	2,336,196	2,515,145
Interest rate swap agreements	200	200	264	264
Foreign currency forward contracts	-	-	7,247	7,247

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

date.  The guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The guidance describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information.

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

	Fair Value Measurements as of March 31, 2013
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$1,555	$1,555	$-	$-
Interest rate swap agreements(2)	(200)	-	(200)	-
Foreign currency forward contracts(2)	63,249	-	63,249	-
Totals	$64,604	$1,555	$63,049	$-

(1) Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.
(2) Please see Note 11 for additional information.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis.  As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired/assumed in business combinations (see Note 3) and asset impairments (if applicable, see Note 5 for impairments of real property and Note 6 for impairments of loans receivable). We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, we have determined that each of these fair value measurements generally reside within Level 3 of the fair value hierarchy. We estimate the fair value of real estate and related intangibles using the income approach and unobservable data such as net operating income and estimated capitalization and discount rates.  We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value.  We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above.  We estimate the fair value of secured debt assumed in business combinations using current interest rates at which similar borrowings could be obtained on the transaction date.

17. Segment Reporting

     We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our five operating segments: seniors housing triple-net, seniors housing operating, medical office buildings, hospitals and life science. Our seniors housing triple-net properties include skilled nursing/post-acute facilities, assisted living facilities, independent living/continuing care retirement communities and combinations thereof. Under the seniors housing triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our seniors housing operating properties include seniors housing communities that are owned and/or operated through RIDEA structures (see Notes 3 and 18).

     Our medical facility properties include medical office buildings, hospitals and life science buildings which are aggregated into our medical facilities reportable segment. Our medical office buildings are typically leased to multiple tenants and generally require a

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

certain level of property management. Our hospital investments are leased and we are not involved in the management of the property. Our life science investment represents an investment in an unconsolidated entity (see Note 7).

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments.  There are no intersegment sales or transfers.

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

     Summary information for the reportable segments for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

Three Months Ended March 31, 2013:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$185,309	$-	$111,525	$-	$296,834
Resident fees and services	-	327,324	-	-	327,324
Interest income	5,844	757	2,456	-	9,057
Other income	209	-	410	81	700
Total revenues	191,362	328,081	114,391	81	633,915

Property operating expenses	-	(224,503)	(28,851)	-	(253,354)
Net operating income from continuing operations	191,362	103,578	85,540	81	380,561

Reconciling items:
Interest expense	(6,545)	(19,070)	(9,572)	(75,102)	(110,289)
(Loss) gain on derivatives, net	-	(2,309)	-	-	(2,309)
Depreciation and amortization	(56,255)	(89,875)	(40,969)	-	(187,099)
General and administrative	-	-	-	(27,179)	(27,179)
Transaction costs	(494)	(65,325)	(161)	-	(65,980)
(Loss) gain on extinguishment of debt, net	-	308	-	-	308
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$128,068	$(72,693)	$34,838	$(102,200)	$(11,987)

Total assets	$8,638,136	$7,377,227	$4,569,112	$204,497	$20,788,972

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$161,936	$-	$88,059	$-	$249,995
Resident fees and services	-	158,174	-	-	158,174
Interest income	5,877	-	2,264	-	8,141
Other income	847	-	604	235	1,686
Total revenues	168,660	158,174	90,927	235	417,996

Property operating expenses	-	(107,243)	(21,558)	-	(128,801)
Net operating income from continuing operations	168,660	50,931	69,369	235	289,195

Reconciling items:
Interest expense	(589)	(15,835)	(8,274)	(64,116)	(88,814)
(Loss) gain on derivatives, net	-	(555)	-	-	(555)
Depreciation and amortization	(49,446)	(39,773)	(31,688)	-	(120,907)
General and administrative	-	-	-	(27,751)	(27,751)
Transaction costs	(1,523)	(1,578)	(2,478)	-	(5,579)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$117,102	$(6,810)	$26,929	$(91,632)	$45,589

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for our operations for the periods presented (in thousands):

	Three Months Ended
	March 31, 2013		March 31, 2012
Revenues:	Amount	%	Amount	%
United States	$573,371	90.4%	$417,996	100.0%
International	60,544	9.6%	-	0.0%
Total	$633,915	100.0%	$417,996	100.0%

	As of
	March 31, 2013		December 31, 2012
Assets:	Amount	%	Amount	%
United States	$18,991,182	91.4%	$18,692,214	95.6%
International	1,797,790	8.6%	856,895	4.4%
Total	$20,788,972	100.0%	$19,549,109	100.0%

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

Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ( “RIDEA”), for taxable years beginning after July 30, 2008, the REIT may lease “qualified health care properties” on an arm’s-length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.”  A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. We have entered into various joint ventures that were structured under RIDEA. Resident level rents and related operating expenses for these facilities are reported in the consolidated financial statements and are subject to federal taxes as the operations of such facilities are included in a TRS. Certain net operating loss carryforwards could be utilized to offset taxable income in future years.

     Our consolidated provision for income taxes for the three months ended March 31, 2013 and 2012 was $2,763,000 and $1,470,000, respectively.  Income tax expense reflected in the financial statements primarily represents U.S. federal and state and local income taxes as well as non-U.S. income taxes on certain investments located in jurisdictions outside the U.S.

     Net deferred tax liabilities with respect to our TRS entities totaled  $1,333,000 and $1,419,000 as of March 31, 2013 and December 31, 2012, respectively, and related primarily to differences between the financial reporting  and tax bases of fixed and intangible assets and to net operating losses.

     Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2008 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2007 and subsequent years.  In the future, we will be subject to audit by the Canada Revenue Agency (“CRA”) and provincial authorities generally for periods subsequent to our Chartwell investment in May 2012 related to entities acquired or formed in connection with the investments, and by HM Revenue & Customs for periods subsequent to our Sunrise-related acquisitions in August 2012 related to entities acquired or formed in connection with the acquisitions.

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

     Of the total $6,101,000 of total liability for gross unrecognized tax benefits at December 31, 2012, $5,916,000 (exclusive of accrued interest and penalties) relates to the April 1, 2011 Genesis HealthCare Corporation transaction (“Genesis Acquisition”) and is included in accrued expenses and other liabilities on the consolidated balance sheet.  As a part of the Genesis Acquisition, we received a full indemnification from FC-GEN Operations Investment, LLC covering income taxes or other taxes as well as  interest and penalties relating to tax positions taken by FC-GEN Operations Investment, LLC prior to the acquisition.  Accordingly, an offsetting indemnification asset is recorded in receivables and other assets on the consolidated balance sheet.  Such indemnification asset is reviewed for collectability periodically.

     Unrecognized tax benefits, as currently accrued for, have an immaterial impact on the effective tax rate to the extent that would be recognized.  There were insignificant uncertain tax positions as of March 31, 2013 for which it is reasonably possible that the amount of unrecognized tax benefits would decrease during 2013.  Interest and penalties totaled $33,000 and $98,000, respectively, for the three months ended March 31, 2013 and are included in income tax expense.  Of these amounts, $29,000 and $88,000 of interest and penalties, respectively, relate to the Genesis Acquisition and are offset by the indemnification asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2013 Key Performance Indicators, Trends and Uncertainties Corporate Governance	26 26 27 27 28 30

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	31 31 32 32

RESULTS OF OPERATIONS

Summary Seniors Housing Triple-net Senior Housing Operating Medical Facilities Non-Segment/Corporate	33 34 36 38 40

NON-GAAP FINANCIAL MEASURES & OTHER

FFO Reconciliations EBITDA & Adjusted EBITDA Reconciliations NOI and SSCNOI Reconciliations	41 43 44
Health Care Reimbursements and Other Related Laws	45
Critical Accounting Policies Forward-Looking Statements and Risk Factors	47 47

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2012,  including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Summary

Company Overview

     Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of seniors housing and health care real estate since the company was founded in 1970.  We are an S&P 500 company headquartered in Toledo, Ohio. Our portfolio spans the full spectrum of seniors housing and health care real estate, including seniors housing communities, skilled nursing/post-acute facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.  The following table summarizes our consolidated portfolio as of March 31, 2013:

	Investments	Percentage of	Number of
Type of Property	(in thousands)	Investments	Properties
Seniors housing triple-net	$8,156,816	43.3%	568
Seniors housing operating(1)	6,541,181	34.6%	217
Medical facilities(2)	4,181,255	22.1%	242
Totals	$18,879,252	100.0%	1,027

(1) Excludes 93 properties with an investment amount of $1,155,773,000 which relates to our share of investments in unconsolidated entities with Chartwell and Sunrise. Please see Note 7 to our consolidated financial statements for additional information.

(2) Excludes 13 properties with an investment amount of $372,029,000 which relates to our share of investments in unconsolidated entities with Forest City and a strategic medical partnership. Please see Note 7 to our consolidated financial statements for additional information.

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

     For the three months ended March 31, 2013, rental income, resident fees and services and interest and other income represented 47%, 51%, and 2% respectively, of total revenues (including discontinued operations).  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured line of credit arrangement. At March 31, 2013, we had $269,842,000 of cash and cash equivalents, $225,360,000 of restricted cash and $1,550,000,000 of available borrowing capacity under our primary unsecured line of credit arrangement.

Capital Market Outlook

     The capital markets remain supportive of our investment strategy.  For the year ended December 31, 2012, we raised over $6.0 billion in aggregate gross proceeds through issuance of common and preferred stock, unsecured debt and a Canadian denominated term loan.  During the three months ended March 31, 2013, we funded a $500 million unsecured term loan and expanded our primary unsecured line of credit arrangement to $2.25 billion.  The capital raised, in combination with available cash and borrowing capacity under our line of credit, supported $4.9 billion in gross new investments during 2012 and $2.6 billion year-to-date in 2013.  We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2013

     Capital.  In January 2013, we closed a $2.75 billion unsecured line of credit arrangement consisting of a $2.25 billion revolver and a $500 million term loan.  The facility replaced our existing $2.0 billion unsecured line of credit arrangement. The revolver matures on March 31, 2017, but can be extended for an additional year at our option.  The term loan matures on March 31, 2016, but can be extended up to two years at our option.  The revolver bears interest at LIBOR plus 117.5 basis points and has an annual facility fee of 22.5 basis points.  The term loan bears interest at LIBOR plus 135 basis points. We have an option to upsize the facility by up to an additional $1.0 billion through an accordion feature, allowing for aggregate commitments of up to $3.75 billion.  The facility also allows us to borrow up to $500 million in alternate currencies.

     Investments.  We completed $2.6 billion of gross investments during the three months ended March 31, 2013, including 100% from existing relationships.  The following summarizes investments made during the three months ended March 31, 2013 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Acquisitions/JVs:
Seniors housing triple-net	2	$56,636	7.0%	$56,526
Seniors housing operating(4)	117	2,485,709	5.9%	2,819,436
Total acquisitions/JVs	119	2,542,345	5.9%	2,875,962
Construction in progress		59,320		59,320
Loan advances		11,971		11,971
Total		$2,613,636		$2,947,253

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

(4) Excludes $580,834,000 for the Sunrise loan which was acquired upon merger consummation on January 9, 2013. See Note 21 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information.

     Dispositions.  We completed $255 million of dispositions, generating $337 million in proceeds and $82 million in net gains as of March 31, 2013.  The following summarizes dispositions made for the three months ended March 31, 2013 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Property sales:
Seniors housing triple-net	11	$157,032	11.6%	$76,331
Medical facilities	6	137,575	8.0%	135,784
Total property sales	17	294,607	9.3%	212,115
Loan payoffs(4)		42,865		42,865
Total dispositions	17	$337,472		$254,980

(1) Represents proceeds received upon disposition including any seller financing. See Notes 5 and 6 to our consolidated financial statements for additional information.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition.
(4) Excludes $580,834,000 for the Sunrise loan which was acquired upon merger consummation on January 9, 2013.

The following other events occurred during the three months ended March 31, 2013:

•         Our Board of Directors increased the annual cash dividend to $3.06 per common share ($0.765 per share quarterly), as compared to $2.96 per common share for 2012, beginning in February 2013.  The dividend declared for the quarter ended December 31, 2012 represents the 167th consecutive quarterly dividend payment; and

•         We received a ratings upgrade from Standard & Poor’s to BBB with a stable outlook.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2012	2012	2012	2012	2013

Net income (loss) attributable to common stockholders	$39,307	$54,735	$37,269	$90,576	$55,058
Funds from operations	163,857	157,932	170,725	205,047	170,878
Net operating income from continuing operations	289,195	303,916	319,261	339,078	380,561
Same store cash net operating income	248,139	252,071	254,388	256,790	254,999

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.19	$0.25	$0.16	$0.35	$0.21
Funds from operations	0.81	0.73	0.75	0.78	0.65

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

	March 31,	June 30,	September 30,	December 31,	March 31,
	2012	2012	2012	2012	2013
Asset mix:
Real property	95%	93%	93%	91%	91%
Real estate loans receivable	2%	2%	2%	5%	1%
Investments in unconsolidated entities	3%	5%	5%	4%	8%

Investment mix:(1)
Seniors housing triple-net	53%	53%	53%	47%	43%
Seniors housing operating	20%	20%	20%	28%	35%
Medical facilities	27%	27%	27%	25%	22%

Relationship mix:(1)
Sunrise Senior Living				6%	14%
Genesis HealthCare	18%	18%	17%	15%	14%
Merrill Gardens	8%	7%	7%	6%	6%
Belmont Village				5%	5%
Benchmark Senior Living	6%	6%	5%	5%	4%
Brandywine Senior Living	5%	5%	5%
Senior Living Communities	4%	4%	4%
Remaining relationships	59%	60%	62%	63%	57%

Geographic mix:
California	10%	9%	9%	9%	9%
Texas	9%	9%	9%	9%	8%
New Jersey	10%	9%	9%	9%	8%
England					8%
Florida	7%	7%	8%	7%	6%
Pennsylvania	6%	6%	5%	5%
Remaining geographic areas	58%	60%	60%	61%	61%

(1) Excludes our share of investments in unconsolidated entities.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2012	2012	2012	2012	2013

Debt to book capitalization ratio	45%	48%	41%	45%	49%
Debt to undepreciated book
capitalization ratio	41%	45%	38%	41%	45%
Debt to market capitalization ratio	34%	36%	31%	33%	34%

Interest coverage ratio	3.03x	3.21x	2.94x	3.60x	3.42x
Fixed charge coverage ratio	2.33x	2.52x	2.30x	2.82x	2.72x

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of March 31, 2013 (dollars in thousands):

Expiration Year
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Thereafter

Seniors housing triple-net:
Properties	8	15	1	-	34	51	-	12	54	10	363
Base rent(1)	$1,913	25,909	4,669	-	15,594	37,194	-	14,982	60,834	12,817	577,542
% of base rent	0.3%	3.4%	0.6%	0.0%	2.1%	4.9%	0.0%	2.0%	8.1%	1.7%	76.9%

Hospitals:
Properties	-	-	-	-	3	-	-	-	-	-	23
Base rent(1)	$-	-	-	-	2,350	-	-	-	-	-	77,861
% of base rent	0.0%	0.0%	0.0%	0.0%	2.9%	0.0%	0.0%	0.0%	0.0%	0.0%	97.1%

Medical office buildings:
Square feet	442,551	640,433	678,341	773,973	1,114,363	733,477	669,234	699,506	829,452	1,953,345	3,335,648
Base rent(1)	$9,871	14,445	15,119	17,196	26,960	16,988	16,332	17,066	20,906	39,678	88,315
% of base rent	3.5%	5.1%	5.3%	6.1%	9.5%	6.0%	5.8%	6.0%	7.4%	14.0%	31.2%

(1) The most recent monthly base rent including straight line for leases with fixed escalators or annual cash rents for leases with contingent escalators.  Base rent does not include tenant recoveries or amortization of above and below market lease intangibles.

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

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

	Three Months Ended		Change
	March 31, 2013	March 31, 2012	$	%

Cash and cash equivalents at beginning of period	$1,033,764	$163,482	$870,282	532%
Cash provided from (used in):
Operating activities	199,808	174,044	25,764	15%
Investing activities	(1,968,703)	(537,837)	(1,430,866)	266%
Financing activities	1,004,416	669,528	334,888	50%
Effect of foreign currency translation on cash and cash equivalents	557	-	557	n/a
Cash and cash equivalents at end of period	$269,842	$469,217	$(199,375)	-42%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI, which is primarily due to acquisitions.  Please see “Results of Operations” for further discussion.

     Investing Activities.  The changes in net cash used in investing activities are primarily attributable to net changes in real property investments, real estate loans receivable and investments in unconsolidated entities, which are summarized above in “Key Transactions in 2013.”  Please refer to Notes 3, 6 and 7 of our consolidated financial statements for additional information.

      Financing Activities.  The changes in net cash provided from financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuance/redemptions of common and preferred stock and dividend payments, which are summarized above in “Key Transactions in 2013” and Notes 9, 10 and 13 of our consolidated financial statements.

Off-Balance Sheet Arrangements

     At March 31, 2013, we had investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate exposure. Please see Note 11 to our consolidated financial statements for additional information.  At March 31, 2013, we had eight outstanding letter of credit obligations. Please see Note 12 to our consolidated financial statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of March 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter

Unsecured line of credit arrangements	$710,000	$10,000	$-	$700,000	$-
Senior unsecured notes(1)	6,640,127	300,000	495,724	1,650,000	4,194,403
Secured debt(1)	3,136,421	148,447	880,152	773,190	1,334,632
Contractual interest obligations	3,584,344	340,539	786,109	621,802	1,835,894
Capital lease obligations	83,499	71,512	10,203	1,118	666
Operating lease obligations	698,039	9,672	22,339	22,348	643,680
Purchase obligations	291,129	120,138	170,991	-	-
Other long-term liabilities	6,522	-	1,580	2,463	2,479
Total contractual obligations	$15,150,081	$1,000,308	$2,367,098	$3,770,921	$8,011,754

(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

     At March 31, 2013, we had an unsecured line of credit arrangement with an aggregate commitment amount of $2,250,000,000 and unsecured demand notes totaling $10,000,000.  See Note 9 to our unaudited consolidated financial statements for additional information.   Total contractual interest obligations on these arrangements totaled $34,624,000 at March 31, 2013, using interest rates in place at that date.

     We have $5,894,403,000 of senior unsecured notes principal outstanding with annual fixed interest rates ranging from 3.0% to 6.5%, payable semi-annually. A total of $494,403,000 of our senior unsecured notes are convertible notes that also contain put features. In addition, we have a $250,000,000 Canadian denominated unsecured term loan (approximately $245,724,000 USD at exchange rates on March 31, 2013).  The loan matures on July 27, 2015 with an option to extend for an additional year at our discretion. We also have a $500,000,000 unsecured term loan that matures on March 16, 2016 and can be extended for two additional years at our option.  See Note 10 to our unaudited consolidated financial statements for more information.  Total contractual interest obligations on senior unsecured notes, the Canadian term loan and the $500,000,000 term loan totaled $2,717,307,000 at March 31, 2013.

     We have consolidated secured debt with total outstanding principal of $2,425,033,000, collateralized by owned properties, with fixed annual interest rates ranging from 0.4% to 8.0%, payable monthly. The carrying values of the properties securing the debt totaled $4,157,430,000 at March 31, 2013. Total contractual interest obligations on consolidated secured debt totaled $712,122,000 at March 31, 2013.  Additionally, our share of non-recourse debt associated with unconsolidated entities (as reflected in the contractual obligations table above) is $711,388,000 at March 31, 2013.  Our share of contractual interest obligations on our unconsolidated entities’ secured debt is $120,291,000 at March 31, 2013.

     At March 31, 2013, we had operating lease obligations of $698,039,000 relating primarily to ground leases at certain of our properties and office space leases and capital lease obligations of $83,499,000 relating to certain leased investment properties that contain bargain purchase options.

    Purchase obligations include unfunded construction commitments and contingent purchase obligations. At March 31, 2013, we had outstanding construction financings of $86,820,000 for leased properties and were committed to providing additional financing of approximately $217,172,000 to complete construction. At March 31, 2013, we had contingent purchase obligations totaling $73,957,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

     Other long-term liabilities relate to our Supplemental Executive Retirement Plan, which is discussed in Note 19 to the financial statement included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Capital Structure

          Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2013, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  A summary of certain covenants and our results as of March 31, 2013 is as follows:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Per Agreement
Covenant	Unsecured Line of Credit(1)	Senior Unsecured Notes	Actual At March 31, 2013
Total Indebtedness to Book Capitalization Ratio maximum:	60%	n/a	45%
Secured Indebtedness to Total Assets Ratio maximum:	30%	40%	12%
Total Indebtedness to Total Assets maximum:	n/a	60%	46%
Unsecured Debt to Unencumbered Assets maximum:	60%	n/a	44%
Adjusted Interest Coverage Ratio minimum:	n/a	1.50x	3.41x
Adjusted Fixed Charge Coverage minimum:	1.50x	n/a	2.68x

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

     On May 4, 2012, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of April 30, 2013, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of April 30, 2013, 3,103,084 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of April 30, 2013, we had $457,112,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangements.

Results of Operations

Summary

     Our primary sources of revenue include rent and resident fees and services. Our primary expenses include interest expense, depreciation and amortization, property operating expenses, transaction costs and general and administrative expenses. We evaluate our business and make resource allocations on our three business segments: seniors housing triple-net, seniors housing operating and medical facilities. The primary performance measures for our properties are NOI and SSCNOI, which are discussed below.  Please see Note 17 to our consolidated financial statements for additional information. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Three Months Ended		Change
	March 31,	March 31,
	2013	2012	Amount	%
Net income (loss) attributable to common stockholders	$55,058	$39,307	$15,751	40%
Funds from operations	170,878	163,857	7,021	4%
EBITDA	372,418	280,072	92,346	33%
Net operating income from continuing operations (NOI)	380,561	289,195	91,366	32%
Same store cash NOI	254,999	248,139	6,860	3%

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.21	$0.19	$0.02	11%
Funds from operations	0.65	$0.81	$(0.16)	-20%

Interest coverage ratio	3.42x	3.03x	0.39x	13%
Fixed charge coverage ratio	2.72x	2.33x	0.39x	17%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Triple-net

     The following is a summary of our NOI for the seniors housing triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2012	2013	$	%
SSCNOI(1)	$140,313	$144,387	$4,074	3%
Non-cash NOI attributable to same store properties(1)	8,426	8,821	395	5%
NOI attributable to non same store properties(2)	19,921	38,154	18,233	92%
NOI	$168,660	$191,362	$22,702	13%

(1) Due to increases in cash and non-cash revenues (described below) related to 465 same store properties.
(2) Primarily due to acquisitions of 65 properties and conversions of 15 construction projects into revenue-generating properties subsequent to January 1, 2012.

     The following is a summary of our results of operations for the seniors housing triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2013	2012	$	%
Revenues:
Rental income	$185,309	$161,936	$23,373	14%
Interest income	5,844	5,877	(33)	-1%
Other income	209	847	(638)	-75%
Net operating income from continuing operations (NOI)	191,362	168,660	22,702	13%
Expenses:
Interest expense	6,545	589	5,956	1011%
Depreciation and amortization	56,255	49,446	6,809	14%
Transaction costs	494	1,523	(1,029)	-68%
	63,294	51,558	11,736	23%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	128,068	117,102	10,966	9%
Income tax expense	(762)	(678)	(84)	12%
Income (loss) from unconsolidated entities	1,290	1	1,289	128900%
Income from continuing operations	128,596	116,425	12,171	10%
Discontinued operations:
Gain (loss) on sales of properties, net	80,701	-	80,701	n/a
Income (loss) from discontinued operations, net	565	9,512	(8,947)	-94%
Discontinued operations, net	81,266	9,512	71,754	754%
Net income	209,862	125,937	83,925	67%
Less: Net income attributable to noncontrolling interests	(369)	(116)	(253)	218%
Net income attributable to common stockholders	$209,493	$125,821	$83,672	67%

     The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed seniors housing triple-net properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended March 31, 2013, we had no lease renewals but we had 14 leases with rental rate increasers ranging from 0.15% to 0.41% in our seniors housing triple-net portfolio.  The decrease in interest income is attributable to loan payoffs (see Note 6 to our consolidated financial statements for additional information).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Interest expense for the years ended March 31, 2013 and 2012 represents $6,829,000 and $3,533,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations.  The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our seniors housing triple-net property secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2013		March 31, 2012
		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$218,741	5.393%	$259,000	5.105%
Principal payments	(1,149)	5.536%	(1,176)	5.467%
Ending balance	$217,592	5.392%	$257,824	5.467%

Monthly averages	$217,994	5.392%	$258,413	5.140%

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

     Changes in gains on sales of properties are related to property sales which totaled 11 and 0 for the three months ended March 31, 2013 and 2012, respectively.  The following illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at March 31, 2013 as discontinued operations for the periods presented.  Please refer to Note 5 to our consolidated financial statements for further discussion.

	Three Months Ended
	March 31,
	2013	2012

Rental income	$872	$16,703
Expenses:
Interest expense	284	2,944
Provision for depreciation	23	4,247
Income from discontinued operations, net	$565	$9,512

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating

     The following is a summary of our NOI for the seniors housing operating segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2012	2013	$	%
SSCNOI(1)	$48,362	$50,010	$1,648	3%
Non-cash NOI attributable to same store properties	-	-	-	0%
NOI attributable to non same store properties(2)	2,569	53,568	50,999	1985%
NOI	$50,931	$103,578	$52,647	103%

(1) Due to increases in cash and non-cash revenues (described below) related to 112 same store properties.
(2) Primarily due to acquisitions of 105 properties subsequent to January 1, 2012.

As discussed in Note 3 to our consolidated financial statements, we completed additional acquisitions within our seniors housing operating segment during the three months ended March 31, 2013. The results of operations for these properties have been included in our consolidated results of operations from the dates of acquisition. The seniors housing operating acquisitions were structured under RIDEA, which is discussed in Note 18 to our consolidated financial statements. When considering new acquisitions utilizing the RIDEA structure, we look for opportunities with best-in-class operators with a strong seasoned leadership team, high-quality real estate in attractive markets, growth potential above the standard rent escalators in our triple-net lease seniors housing portfolio, and alignment of economic interests with our operating partner.  Our seniors housing operating properties offer us the opportunity for external growth because we have the right to fund future seniors housing investment opportunities sourced by our operating partners. There were no seniors housing operating segment investments prior to September 1, 2010. As such, the increases in NOI are almost entirely attributable to 98 property acquisitions that have occurred subsequent to March 31, 2012. The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2013	2012	$	%
Revenues:
Resident fees and services	$327,324	$158,174	$169,150	107%
Interest income	757	-	757	n/a
	328,081	158,174	169,907	107%
Property operating expenses	224,503	107,243	117,260	109%
Net operating income from continuing operations (NOI)	103,578	50,931	52,647	103%
Other expenses:
Interest expense	19,070	15,835	3,235	20%
Loss (gain) on derivatives, net	2,309	555	1,754	316%
Depreciation and amortization	89,875	39,773	50,102	126%
Transaction costs	65,325	1,578	63,747	4040%
Loss (gain) on extinguishment of debt, net	(308)	-	(308)	n/a
	176,271	57,741	118,530	205%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	(72,693)	(6,810)	(65,883)	967%
Income tax expense	(1,729)	(659)	(1,070)	162%
Income (loss) from unconsolidated entities	(1,548)	(330)	(1,218)	369%
Net income (loss)	(75,970)	(7,799)	(68,171)	874%
Less: Net income (loss) attributable to noncontrolling interests	(274)	(1,305)	1,031	-79%
Net income (loss) attributable to common stockholders	$(75,696)	$(6,494)	$(69,202)	1066%

     Fluctuations in revenues and property operating expenses are primarily a result of acquisitions subsequent to September 30, 2010. Interest income relates to the Sunrise loan funded during the three months ended December 31, 2012. The fluctuations in depreciation and amortization are due to acquisitions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. Loss from unconsolidated entities during the three months ended March 31, 2013 is primarily attributable to depreciation and amortization of short-lived intangible assets related to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

our joint ventures described in Note 7 to our consolidated financial statements. Interest income relates to the Sunrise loan that was acquired upon merger consummation on January 9, 2013.

      Interest expense represents secured debt interest expense as well as interest expense related to our unsecured Canadian term loan discussed further in Note 10 to our consolidated financial statements. The following is a summary of our seniors housing operating property secured debt principal activity, which excludes the Canadian term loan (dollars in thousands):

	Three Months Ended
	March 31, 2013		March 31, 2012
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,369,526	4.874%	1,318,599	5.139%
Debt issued	-	0.000%	111,000	4.180%
Debt assumed	132,680	5.492%	-	0.000%
Debt extinguished	(7,807)	7.430%	(15,709)	2.752%
Foreign currency	6	5.624%	-	0.000%
Principal payments	(5,986)	5.034%	(3,715)	5.018%
Ending balance	$1,488,419	4.925%	$1,410,175	5.090%

Monthly averages	$1,460,933	4.921%	1,427,302	5.064%

     In connection with secured debt extinguishments, we recognized a gain of $308,000 during the three months ended March 31, 2013. In addition, during the three months ended March 31, 2013, we recognized a net realized loss on derivatives of $2,309,000 associated with future foreign investments.

    Transaction costs were incurred in connection with acquisitions that occurred during the relevant periods. Transaction costs generally include due diligence costs and fees for legal and valuation services, charges associated with the termination of pre-existing relationships computed based on the fair value of the assets acquired and lease termination fees. The majority of our seniors housing operating properties are formed through partnership interests. Net income attributable to noncontrolling interests for the three months ended March 31, 2013 represents our partners’ share of net income (loss) related to those properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Medical Facilities

     The following is a summary of our NOI for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2012	2013	$	%
SSCNOI(1)	$59,464	$60,602	$1,138	2%
Non-cash NOI attributable to same store properties(1)	2,937	2,079	(858)	-29%
NOI attributable to non same store properties(2)	6,968	22,859	15,891	228%
NOI	$69,369	$85,540	$16,171	23%

(1) Due to increases in cash and non-cash revenues (described below) related to 171 same store properties.
(2) Primarily due to acquisitions of 34 properties and conversions of construction projects into 6 revenue-generating properties subsequent to January 1, 2012.

     The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2013	2012	$	%
Revenues:
Rental income	$111,525	$88,059	$23,466	27%
Interest income	2,456	2,264	192	8%
Other income	410	604	(194)	-32%
	114,391	90,927	23,464	26%
Property operating expenses	28,851	21,558	7,293	34%
Net operating income from continuing operations (NOI)	85,540	69,369	16,171	23%
Other expenses:
Interest expense	9,572	8,274	1,298	16%
Depreciation and amortization	40,969	31,688	9,281	29%
Transaction costs	161	2,478	(2,317)	-94%
	50,702	42,440	8,262	19%
Income from continuing operations before income taxes and income from unconsolidated entities	34,838	26,929	7,909	29%
Income tax expense	(272)	(133)	(139)	105%
Income from unconsolidated entities	2,520	1,861	659	35%
Income from continuing operations	37,086	28,657	8,429	29%
Discontinued operations:
Gain (loss) on sales of properties, net	1,791	769	1,022	133%
Income (loss) from discontinued operations, net	1,230	1,526	(296)	-19%
Discontinued operations, net	3,021	2,295	726	32%
Net income (loss)	40,107	30,952	9,155	30%
Less: Net income (loss) attributable to noncontrolling interests	44	133	(89)	-67%
Net income (loss) attributable to common stockholders	$40,063	$30,819	$9,244	30%

     The increase in rental income is primarily attributable to the acquisitions of new properties and the construction conversions of medical facilities from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended March 31, 2013, our consolidated medical office building portfolio signed 68,659 square feet of new leases and 163,638 square feet of renewals.  The weighted-average term of these leases was seven years, with a rate of $20.34 per square foot and tenant improvement and lease commission costs of $17.02 per square foot.  Substantially all

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 3%.  For the three months ended March 31, 2013, we had no lease renewals and no rental rate increasers in our hospital portfolio.

     Interest expense for the three months ended March 31, 2013 and 2012 represents $9,733,000 and $10,238,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations.  The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our medical facilities secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2013		March 31, 2012
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$713,720	5.950%	$520,066	5.981%
Debt assumed	-	0.000%	158,290	5.859%
Debt extinguished	-	0.000%	(17,383)	5.695%
Principal payments	(3,897)	6.023%	(3,319)	6.022%
Ending balance	$709,823	5.950%	$657,654	5.959%

Monthly averages	$711,826	5.950%	$626,821	5.953%

     The increase in property operating expenses and depreciation and amortization is primarily attributable to acquisitions and construction conversions of new medical facilities for which we incur certain property operating expenses offset by property operating expenses associated with discontinued operations.  Transaction costs for the three months ended March 31, 2012 represent costs incurred in connection with the acquisition of new properties.  Income from unconsolidated entities includes our share of net income related to our joint venture investment with Forest City Enterprises and certain unconsolidated property investments related to our strategic joint venture relationship with a national medical office building company.  See Note 7 to our consolidated financial statements for additional information.

     Changes in gains/losses on sales of properties is related to property sales which totaled six and four for the three months ended March 31, 2013, and 2012, respectively.  The following illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at March 31, 2013 as discontinued operations for the periods presented.  Please refer to Note 5 to our consolidated financial statements for further discussion.

	Three Months Ended
	March 31,
	2013	2012

Rental income	$1,725	$6,651
Expenses:
Interest expense	161	1,964
Property operating expenses	334	893
Provision for depreciation	-	2,268
Income from discontinued operations, net	$1,230	$1,526

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

		Three Months Ended		Change
		March 31,	March 31,
		2013	2012	$	%
Revenues:
	Other income	$81	$235	$(154)	-66%
Expenses:
	Interest expense	75,102	64,116	10,986	17%
	General and administrative	27,179	27,751	(572)	-2%
		102,281	91,867	10,414	11%
Loss from continuing operations		(102,200)	(91,632)	(10,568)	12%
Less:	Preferred stock dividends	16,602	19,207	(2,605)	-14%

Net loss attributable to common stockholders		$(118,802)	$(110,839)	$(7,963)	7%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.  The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2013	2012	$	%

Senior unsecured notes	$72,180	$59,301	$12,879	22%
Secured debt	109	122	(13)	-11%
Unsecured lines of credit	4,521	4,113	408	10%
Capitalized interest	(1,606)	(2,420)	814	-34%
SWAP savings	(4)	(41)	37	-90%
Loan expense	(98)	3,041	(3,139)	n/a

Totals	$75,102	$64,116	$10,986	17%

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

     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three months ended March 31, 2013 and 2012 were 4.46% and 6.37%, respectively.  The increase in general and administrative expenses is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.  The decline in percent of revenue is primarily related to the increasing revenue base as a result of our acquisitions.

     The changes in preferred stock dividends are primarily attributable to the net effect of issuances, redemptions and conversions.  Please see Note 13 to our consolidated financial statements for additional information.

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

     Net operating income from continuing operations (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses represent costs unrelated to property operations or transaction costs.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets.  Same store cash NOI (“SSCNOI”) is used to evaluate the cash-based operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the reporting period subsequent to January 1, 2012.  Any properties acquired, developed, transitioned or classified in discontinued operations during that period are excluded from the same store amounts.  We believe NOI and SSCNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSCNOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2012	2012	2012	2012	2013
FFO Reconciliations:
Net income (loss) attributable to common stockholders	$39,307	$54,735	$37,269	$90,576	$55,058
Depreciation and amortization	127,422	132,963	132,858	140,342	187,122
Impairment of assets	-	-	6,952	22,335	-
Loss (gain) on sales of properties, net	(769)	(32,450)	(12,827)	(54,502)	(82,492)
Noncontrolling interests	(4,990)	(5,189)	(5,440)	(5,439)	(5,793)
Unconsolidated entities	2,887	7,873	11,913	11,735	16,983
Funds from operations	$163,857	$157,932	$170,725	$205,047	$170,878

Average common shares outstanding:
Basic	199,661	213,498	224,391	259,290	260,036
Diluted	201,658	215,138	226,258	261,210	262,525

Per share data:
Net income attributable to
common stockholders
Basic	$0.20	$0.26	$0.17	$0.35	$0.21
Diluted	0.19	0.25	0.16	0.35	0.21

Funds from operations
Basic	$0.82	$0.74	$0.76	$0.79	$0.66
Diluted	0.81	0.73	0.75	0.78	0.65

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
EBITDA Reconciliations:	2012	2012	2012	2012	2013
Net income	$57,458	$76,875	$53,506	$107,005	$71,799
Interest expense	93,722	96,762	96,243	96,573	110,734
Income tax expense	1,470	1,447	836	3,858	2,763
Depreciation and amortization	127,422	132,963	132,858	140,342	187,122
EBITDA	$280,072	$308,047	$283,443	$347,778	$372,418

Interest Coverage Ratio:
Interest expense	$93,722	$96,762	$96,243	$96,573	$110,734
Non-cash interest expense	(3,693)	(2,849)	(2,241)	(2,612)	(3,494)
Capitalized interest	2,420	2,140	2,556	2,664	1,606
Total interest	92,449	96,053	96,558	96,625	108,846
EBITDA	$280,072	$308,047	$283,443	$347,778	$372,418
Interest coverage ratio	3.03x	3.21x	2.94x	3.60x	3.42x

Fixed Charge Coverage Ratio:
Total interest	$92,449	$96,053	$96,558	$96,625	$108,846
Secured debt principal payments	8,529	9,567	10,141	10,317	11,319
Preferred dividends	19,207	16,719	16,602	16,602	16,602
Total fixed charges	120,185	122,339	123,301	123,544	136,767
EBITDA	$280,072	$308,047	$283,443	$347,778	$372,418
Fixed charge coverage ratio	2.33x	2.52x	2.30x	2.82x	2.72x

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
Adjusted EBITDA Reconciliations:	2012	2012	2012	2012	2013
Net income	$238,363	$229,029	$230,181	$294,841	$309,183
Interest expense	356,390	368,379	376,811	383,300	400,312
Income tax expense	2,729	3,965	4,578	7,611	8,904
Depreciation and amortization	476,259	498,169	515,387	533,585	593,285
Stock-based compensation expense	16,552	16,177	17,003	18,521	17,728
Provision for loan losses	1,762	1,594	28,471	27,008	27,008
Loss (gain) on extinguishment of debt, net	(979)	(403)	(188)	(775)	(1,083)
Adjusted EBITDA	$1,091,076	$1,116,910	$1,172,243	$1,264,091	$1,355,337

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$356,390	$368,379	$376,811	$383,300	$400,312
Capitalized interest	10,919	10,745	10,190	9,777	8,964
Non-cash interest expense	(13,882)	(14,033)	(12,560)	(11,395)	(11,196)
Secured debt principal payments	30,427	32,983	35,920	38,554	41,344
Preferred dividends	71,028	70,394	69,762	69,129	66,525
Total fixed charges	454,882	468,468	480,123	489,365	505,949
Adjusted EBITDA	$1,091,076	$1,116,910	$1,172,243	$1,264,091	$1,355,337
Adjusted fixed charge coverage ratio	2.40x	2.38x	2.44x	2.58x	2.68x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Amounts are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
NOI Reconciliations:	2012	2012	2012	2012	2013
Total revenues:
Seniors housing triple-net	$168,660	$176,693	$186,005	$187,719	$191,362
Seniors housing operating	158,174	165,654	174,464	205,400	328,081
Medical facilities	90,927	97,165	102,539	107,253	114,391
Non-segment/corporate	235	243	277	158	81
Total revenues	417,996	439,755	463,285	500,530	633,915
Property operating expenses:
Seniors housing operating	107,243	111,340	118,369	134,726	224,503
Medical facilities	21,558	24,499	25,655	26,726	28,851
Total property operating expenses	128,801	135,839	144,024	161,452	253,354
Net operating income:
Seniors housing triple-net	168,660	176,693	186,005	187,719	191,362
Seniors housing operating	50,931	54,314	56,095	70,674	103,578
Medical facilities	69,369	72,666	76,884	80,527	85,540
Non-segment/corporate	235	243	277	158	81
Net operating income from continuing operations (NOI)	289,195	303,916	319,261	339,078	380,561
Reconciling items:
Interest expense	(88,814)	(91,648)	(92,408)	(94,137)	(110,289)
Loss (gain) on derivatives, net	(555)	2,676	(409)	113	(2,309)
Depreciation and amortization	(120,907)	(127,968)	(129,185)	(137,689)	(187,099)
General and administrative	(27,751)	(25,870)	(23,679)	(20,039)	(27,179)
Transaction costs	(5,579)	(28,691)	(8,264)	(19,074)	(65,980)
Loss (gain) on extinguishment of debt, net	-	(576)	(215)	1,566	308
Provision for loan losses	-	-	(27,008)	-	-
Income tax benefit (expense)	(1,470)	(1,447)	(836)	(3,858)	(2,763)
Income from unconsolidated entities	1,532	1,456	(739)	232	2,262
Income (loss) from discontinued operations, net	11,807	45,027	16,988	40,812	84,287
Preferred dividends	(19,207)	(16,719)	(16,602)	(16,602)	(16,602)
Preferred stock redemption charge	-	(6,242)	-	-	-
Loss (income) attributable to noncontrolling interests	1,056	821	365	174	(139)
	(249,888)	(249,181)	(281,992)	(248,502)	(325,503)
Net income (loss) attributable to common stockholders	$39,307	$54,735	$37,269	$90,576	$55,058

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,
		2012	2012	2012	2012	2013
Same Store Cash NOI Reconciliations:
Net operating income from continuing operations:
Seniors housing triple-net		$168,660	$176,693	$186,005	$187,719	$191,362
Seniors housing operating		50,931	54,314	56,095	70,674	103,578
Medical facilities		69,369	72,666	76,884	80,527	85,540
Total		288,960	303,673	318,984	338,920	380,480
Adjustments:
Seniors housing triple-net:
Non-cash NOI on same store properties		(8,426)	(8,104)	(8,603)	(8,779)	(8,821)
NOI attributable to non same store properties		(19,921)	(25,422)	(32,967)	(33,908)	(38,154)
Subtotal		(28,347)	(33,526)	(41,570)	(42,687)	(46,975)
Seniors housing operating:
Non-cash NOI on same store properties		-	-	-	-	-
NOI attributable to non same store properties		(2,569)	(4,701)	(6,106)	(19,229)	(53,568)
Subtotal		(2,569)	(4,701)	(6,106)	(19,229)	(53,568)
Medical facilities:
Non-cash NOI on same store properties		(2,937)	(2,350)	(2,333)	(2,331)	(2,079)
NOI attributable to non same store properties		(6,968)	(11,025)	(14,587)	(17,883)	(22,859)
Subtotal		(9,905)	(13,375)	(16,920)	(20,214)	(24,938)
Same store cash net operating income:	Properties
Seniors housing triple-net	465	140,313	143,167	144,435	145,032	144,387
Seniors housing operating	112	48,362	49,613	49,989	51,445	50,010
Medical facilities	171	59,464	59,291	59,964	60,313	60,602
Total	748	$248,139	$252,071	$254,388	$256,790	254,999

Health Care Reimbursements

     Policy and legislative changes that increase or decrease government reimbursement impact our operators and tenants that participate in Medicare, Medicaid or other government programs.  To the extent that policy or legislative changes decrease government reimbursement to our operators and tenants, our revenue and operations may be indirectly adversely affected.

     On May 2, 2013 the Centers for Medicare and Medicaid Services (“CMS”) issued its proposed rule for the skilled nursing prospective payment system, which sets forth proposed payment rate changes for the 2014 fiscal year.  Based on CMS’s proposed rule for fiscal year 2014, SNFs will  receive a net payment increase of 1.4%, which is based on a 2.3% increase in the SNF market basket, less a 0.5% forecast error adjustment, and less a 0.4% multi-factor productivity adjustment.  CMS proposes to implement a forecast error adjustment because the forecasted fiscal year 2012 market basket percentage change exceeded the actual SNF market basket percentage change by 0.51%, a figure that is in excess of the 0.5% threshold proposed by the agency for determining when a forecast error adjustment will be applied.

     On November 21, 2011, the Joint Select Committee on Deficit Reduction, which was created by the Budget Control Act of 2011, concluded its work, and issued a statement that it was not able to make a bipartisan agreement, thus triggering the sequestration process.  On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (“Taxpayer Relief Act”), which delayed the sequestration process until March 1, 2013.  While the sequester went into effect March 1, 2013, effective April 1, 2013, provider payments under Medicare Parts A and B, Medicare Advantage, and Medicare Part D, will be reduced up to 2% annually.

     The Balanced Budget Act of 1997 mandated caps on Medicare reimbursement for certain therapy services.  However, Congress imposed various waivers on the implementation of those caps.  The Middle Class Tax Relief and Job Creation Act of 2012 (“Job Creation Act”) made a number of changes effective on October 1, 2012, including applying the therapy caps to outpatient hospitals, creating two new threshold amounts of $3,700 (one for each therapy cap amount), and requiring a manual medical review process of claims over these new thresholds. CMS announced on March 1, 2013 that until the agency provides further guidance, all therapy claims that are suspended for Manual Medical Review of Therapy Services above the $3,700 threshold will be subject to prepayment medical review.  The Taxpayer Relief Act extended the Job Creation Act provisions related to payment for Medicare outpatient therapy services and extended the historical therapy cap waiver and exceptions process through December 31, 2013.  The Taxpayer Relief Act also increased the multiple procedure discount for Medicare Part B therapy services from 25% to 50% effective April 1, 2013, which will lower revenues for certain operators or tenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      CMS annually adjusts the Medicare Physician Fee Schedule payment rates based on an update formula that includes application of the Sustainable Growth Rate (“SGR”).  On November 1, 2012, CMS published the calendar year 2013 Physician Fee Schedule final rule that called for a negative 26.5% update under the statutory SGR formula.  The Taxpayer Relief Act provided for a zero percent update, blocking this cut through December 31, 2013.  In March 2013, CMS estimated that the SGR for calendar year 2014 will be negative 15.2%.  Additionally, House Energy and Commerce and Ways and Means panels released a plan in April 2013 to eliminate the SGR updates and emphasized the importance of tailoring a permanent fix for different medical specialties.  The House panels requested comments on their proposal but have not yet adopted a plan to eliminate the SGR.

     Medicaid is a major payor source for residents in our skilled nursing facilities and hospitals.  The federal and state government share responsibility for financing Medicaid.  President Obama’s proposed fiscal year budget for 2013 included several proposals that would have lowered federal spending for Medicaid, potentially impacting provider Medicaid reimbursement rates.  The proposals included new limits on state provider taxes, phasing down the existing Medicaid provider tax, and blending the Federal matching rate for state Medicaid and the Children’s Health Insurance Program.  Although the President’s proposed fiscal year budget for 2014 did not include these proposals, it nevertheless called for an overall reduction in federal health care spending by $401 billion over ten years, with savings stemming from several cost-saving proposals including reduced Medicare payments for long-term care hospitals, skilled nursing facilities, and other post-acute care providers.

     On April 26, 2013, CMS issued its proposed rule for the Inpatient Prospective Payment System, which sets forth proposed acute care and long-term care hospital payment rate changes for the 2014 fiscal year.  Based on CMS’s proposed rule for fiscal year 2014, the Medicare rates for acute care hospitals will increase by 0.8% and rates for hospitals providing long-term care services will increase by 0.5%, accounting for adjustments, such as the multifactor productivity adjustment and the second year adjustment for a three-year phase-in of a one-time 3.75% budget neutrality adjustment to the long-term care hospital rate.  CMS also proposes to let expire the one-year extension of the existing moratorium on the 25% threshold policy, a policy that imposes lower Medicare payments, in certain circumstances, on those long-term care hospitals that admit more than 25% of their patients from a single acute care hospital.  The expiration of the moratorium on the 25% threshold policy will impact cost reporting periods which begin on or after October 1, 2013.

     Additionally, CMS proposes a number of changes to comply with the Health Reform Laws.  CMS proposes to revise the reimbursement formula for disproportionate share hospitals resulting in these hospitals receiving only 25% of the amount they currently receive and the remaining 75% being re-allocated to certain hospitals that provide a certain amount of uncompensated care.  Additionally, beginning in fiscal year 2015, hospitals that rank among the lowest-performing 25% with regard to hospital-acquired conditions will see a 1% reduction in Medicare payment rates.  CMS also will increase the maximum payment reduction under the Hospital Readmissions Reduction program, which began on October 1, 2012, to 2% of payment amounts in fiscal year 2014.  For fiscal year 2014, CMS is increasing the applicable percent reduction, the portion of Medicare payments available to fund the Value-Based Purchasing Program’s value-based incentive payments, to 1.25%.

Other Related Laws

     All health care providers are subject to a number of federal and state health care fraud and abuse laws, including, but not limited to, the Federal Anti-Kickback Statute, which generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal health care program, such as Medicare or Medicaid.  On April 17, 2013, the Department of Health and Human Services’ Office of Inspector General (“OIG”), which is the agency charged with enforcement of the Federal Anti-Kickback Statute, released a revised provider self-disclosure protocol (“SDP”).  The SDP establishes a process for providers to voluntarily identify and disclose potential cases of fraud involving federal health care programs.  The SDP notes that damages calculations will begin at 1.5 times the amount actually paid by federal health care programs and that disclosing entities should expect minimum settlement amounts of $50,000 for kickback-related submissions and $10,000 for all other matters eligible for disclosure under the SDP.  Such settlements could have an adverse effect on a property operator’s liquidity and financial condition, which could negatively impact the operator’s ability to make payments.

     Certain provisions in the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require health care providers to utilize federally mandated standards for certain electronic transactions and maintain the privacy and security of medical records and other protected health information about individuals.  Operators may face significant financial and criminal liability if they fail to maintain the privacy and security of medical records and other protected health information or otherwise abide by applicable requirements.  The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, passed in February 2009, strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009.  In October 2009, the Office for Civil Rights (“OCR”) issued an interim Final Rule which conformed HIPAA enforcement regulations to the HITECH Act, increasing the maximum penalty for multiple violations of a single requirement or prohibition in a calendar year to $1.5 million.  Additionally, on January 25, 2013, OCR promulgated a Final Rule, which expands the applicability of HIPAA and HITECH and strengthens the government’s ability to enforce these laws.  The changes also strengthen the HITECH breach

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

notification requirements by clarifying when breaches of unsecured health information must be reported to the Department of Health and Human Services. Generally, covered entities and business associates must come into compliance with the final rule by September 23, 2013, though some exceptions exist (e.g., a later deadline for modification of certain business associate agreements).

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information regarding significant accounting policies that impact us.  There have been no material changes to these policies in 2013.

Forward-Looking Statements and Risk Factors

    This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of facilities; the performance of its operators/tenants and facilities; its ability to enter into agreements with viable new tenants for vacant space or for facilities that the company takes back from financially troubled tenants, if any; its occupancy rates; its ability to acquire, develop and/or manage facilities; its ability to make distributions to stockholders; its policies and plans regarding investments, financings and other matters; its ability to manage the risks associated with international expansion and operations; its tax status as a real estate investment trust; its critical accounting policies; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  The company’s expected results may not be achieved, and actual results may differ materially from expectations.  This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care, seniors housing and life science industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with profitable results; the failure to make new investments as and when anticipated; acts of God affecting the company’s facilities; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; regulatory approval and market acceptance of the products and technologies of life science tenants; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting the company’s facilities; changes in rules or practices governing the company’s financial reporting; the movement of foreign currency exchange rates; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention.  Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2012, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	March 31, 2013		December 31, 2012
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$6,640,127	$451,432	$6,145,457	$451,478
Secured debt	2,138,999	106,886	2,024,454	96,290
Totals	$8,779,126	$558,318	$8,169,911	$547,768

     Our variable rate debt, including our unsecured line of credit arrangements, is reflected at fair value. At March 31, 2013, we had $710,000,000 outstanding related to our variable rate lines of credit and $286,727,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $9,967,000. At December 31, 2012, we had no amounts outstanding under our variable rate lines of credit and $276,006,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $2,760,000.

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

Item 1A. Risk Factors

     Except as provided in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Risk Factors,” there have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 through January 31, 2013	54,049	$61.86
February 1, 2013 through February 28, 2013	-	-
March 1, 2013 through March 31, 2013	287	65.31
Totals	54,336	$61.88

(1) During the three months ended March 31, 2013, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 6. Exhibits

2.1              Agreement and Plan of Merger, dated as of August 21, 2012, by and among Sunrise Senior Living, Inc., Brewer Holdco, Inc., Brewer Holdco Sub, Inc., Health Care REIT, Inc. and Red Fox, Inc. (the exhibits and schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed with the SEC as Exhibit 2.1 to the company’s Form 8-K filed August 22, 2012 (File No. 001-08923), and incorporated herein by reference thereto).

10.1            Credit Agreement dated as of January 7, 2013, by and among Health Care REIT, Inc., the lenders listed therein, KeyBank National Association, as administrative agent, LC issuer and a swingline lender, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Deutsche Bank Securities, Inc., as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Deutsche Bank Securities Inc., as joint lead arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint book managers  (filed with the SEC as Exhibit 10.1 to the company’s Form 8-K filed January 11, 2013 (File No. 001-08923), and incorporated herein by reference thereto).

10.2            Letter Agreement, dated February 4, 2013, by and between Health Care REIT, Inc. and George L. Chapman (filed with the SEC as Exhibit 10.8(b) to the company’s Form 10-K filed February 26, 2013 (File No. 001-08923), and incorporated herein by reference thereto).

10.3            Employment Agreement, dated March 11, 2013, by and between the Company and Scott M. Brinker.

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

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB   XBRL Taxonomy Extension Label Linkbase Document*

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Equity for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) the Notes to Unaudited Consolidated Financial Statements.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HEALTH CARE REIT, INC.
Date: May 7, 2013	By:	/s/ GEORGE L. CHAPMAN
George L. Chapman,
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: May 7, 2013	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2013	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President and Controller (Principal Accounting Officer)