Form 10-Q
period 2013-06-30
HEALTH CARE REIT INC /DE/
filed 2013-08-06
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013, the registrant had 286,334,855 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$1,710,084	$1,365,391
Buildings and improvements	18,776,842	15,635,127
Acquired lease intangibles	928,910	673,684
Real property held for sale, net of accumulated depreciation	31,882	245,213
Construction in progress	137,481	162,984
Gross real property owned	21,585,199	18,082,399
Less accumulated depreciation and amortization	(1,933,439)	(1,555,055)
Net real property owned	19,651,760	16,527,344
Real estate loans receivable	312,356	895,665
Net real estate investments	19,964,116	17,423,009
Other assets:
Equity investments	768,737	438,936
Goodwill	68,321	68,321
Deferred loan expenses	71,218	66,327
Cash and cash equivalents	512,472	1,033,764
Restricted cash	212,812	107,657
Receivables and other assets	598,717	411,095
Total other assets	2,232,277	2,126,100
Total assets	$22,196,393	$19,549,109

Liabilities and equity
Liabilities:
Borrowings under unsecured line of credit arrangement	$-	$-
Senior unsecured notes	6,604,979	6,114,151
Secured debt	2,875,606	2,336,196
Capital lease obligations	79,481	81,552
Accrued expenses and other liabilities	539,361	462,099
Total liabilities	10,099,427	8,993,998
Redeemable noncontrolling interests	32,810	34,592
Equity:
Preferred stock	1,022,917	1,022,917
Common stock	285,085	260,396
Capital in excess of par value	12,263,927	10,543,690
Treasury stock	(21,248)	(17,875)
Cumulative net income	2,264,573	2,184,819
Cumulative dividends	(4,127,597)	(3,694,579)
Accumulated other comprehensive income (loss)	(49,174)	(11,028)
Other equity	5,678	6,461
Total Health Care REIT, Inc. stockholders’ equity	11,644,161	10,294,801
Noncontrolling interests	419,995	225,718
Total equity	12,064,156	10,520,519
Total liabilities and equity	$22,196,393	$19,549,109

NOTE: The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands, except per share data)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2013	2012	2013	2012
Revenues:
	Rental income	$302,465	$263,704	$598,753	$512,662
	Resident fees and services	370,995	165,654	698,319	323,828
	Interest income	7,640	7,879	16,696	16,020
	Other income	1,025	1,482	1,725	3,166
	Total revenues	682,125	438,719	1,315,493	855,676
Expenses:
	Interest expense	110,629	91,299	220,585	179,780
	Property operating expenses	278,587	135,839	531,941	264,641
	Depreciation and amortization	200,108	127,599	386,837	248,136
	General and administrative	23,902	25,870	51,081	53,621
	Transaction costs	28,136	28,691	94,116	34,270
	Loss (gain) on derivatives, net	(2,716)	(2,676)	(407)	(2,121)
	Loss (gain) on extinguishment of debt, net	-	576	(308)	576
	Total expenses	638,646	407,198	1,283,845	778,903
Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	43,479	31,521	31,648	76,773
Income tax (expense) benefit		(1,215)	(1,447)	(3,978)	(2,918)
Income (loss) from unconsolidated entities		(5,461)	1,456	(3,198)	2,989
Income (loss) from continuing operations		36,803	31,530	24,472	76,844
Discontinued operations:
	Gain (loss) on sales of properties, net	(29,997)	32,450	52,495	33,219
	Income (loss) from discontinued operations, net	375	12,895	2,013	24,266
	Discontinued operations, net	(29,622)	45,345	54,508	57,485
Net income		7,181	76,875	78,980	134,329
Less:	Preferred stock dividends	16,602	16,719	33,203	35,926
Less:	Preferred stock redemption charge	-	6,242	-	6,242
Less:	Net income (loss) attributable to noncontrolling interests(1)	(913)	(821)	(774)	(1,876)
Net income (loss) attributable to common stockholders		$(8,508)	$54,735	$46,551	$94,037

Average number of common shares outstanding:
	Basic	273,091	213,498	266,602	206,612
	Diluted	276,481	215,138	266,602	208,237

Earnings per share:
	Basic:
	Income (loss) from continuing operations
	attributable to common stockholders	$0.08	$0.04	$(0.03)	$0.18
	Discontinued operations, net	(0.11)	0.21	0.20	0.28
	Net income (loss) attributable to common stockholders*	$(0.03)	$0.26	$0.17	$0.46

	Diluted:
	Income (loss) from continuing operations
	attributable to common stockholders	$0.08	$0.04	$(0.03)	$0.18
	Discontinued operations, net	(0.11)	0.21	0.20	0.28
	Net income (loss) attributable to common stockholders*	$(0.03)	$0.25	$0.17	$0.45

Dividends declared and paid per common share		$0.765	$0.74	$1.53	$1.48

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$7,181	$76,875	$78,980	$134,329

Other comprehensive income (loss):
Unrecognized gain (loss) on equity investments	(258)	(46)	(86)	(38)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss)	472	446	943	724
Foreign currency translation gain (loss)	(20,751)	(2,348)	(43,457)	(2,348)
Total other comprehensive income (loss)	(20,537)	(1,948)	(42,600)	(1,662)

Total comprehensive income (loss)	(13,356)	74,927	36,380	132,667
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	(5,367)	(821)	(5,228)	(1,876)
Total comprehensive income (loss) attributable to common stockholders	$(7,989)	$75,748	$41,608	$134,543

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Six Months Ended June 30, 2013
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,022,917	$260,396	$10,543,690	$(17,875)	$2,184,819	$(3,694,579)	$(11,028)	$6,461	$225,718	$10,520,519
Comprehensive income:
Net income (loss)					79,754				(8)	79,746
Other comprehensive income							(38,146)		(4,454)	(42,600)
Total comprehensive income										37,146
Net change in noncontrolling interests									198,739	198,739
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		1,689	112,601	(3,373)				(1,353)		109,564
Proceeds from issuance of common stock		23,000	1,607,636							1,630,636
Option compensation expense								570		570
Cash dividends paid:
Common stock cash dividends						(399,815)				(399,815)
Preferred stock cash dividends						(33,203)				(33,203)
Balances at end of period	$1,022,917	$285,085	$12,263,927	$(21,248)	$2,264,573	$(4,127,597)	$(49,174)	$5,678	$419,995	$12,064,156

	Six Months Ended June 30, 2012
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,010,417	$192,299	$7,019,714	$(13,535)	$1,893,806	$(2,972,129)	$(11,928)	$6,120	$153,883	$7,278,647
Comprehensive income:
Net income (loss)					136,205				(1,172)	135,033
Other comprehensive income							(1,662)			(1,662)
Total comprehensive income										133,371
Net change in noncontrolling interests			80						17,009	17,089
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		1,188	69,819	(3,737)				(602)		66,668
Proceeds from issuance of common stock		20,700	1,041,556							1,062,256
Proceeds from issuance of preferred stock	287,500		(9,812)							277,688
Redemption of preferred stock	(275,000)		6,202		(6,242)					(275,040)
Equity component of convertible debt		405	2,354							2,759
Option compensation expense								1,784		1,784
Cash dividends paid:
Common stock cash dividends						(301,503)				(301,503)
Preferred stock cash dividends						(35,926)				(35,926)
Balances at end of period	$1,022,917	$214,592	$8,129,913	$(17,272)	$2,023,769	$(3,309,558)	$(13,590)	$7,302	$169,720	$8,227,793

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating activities:
Net income	$78,980	$134,329
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	387,599	260,385
Other amortization expenses	6,543	8,519
Stock-based compensation expense	12,694	13,634
Loss (gain) on derivatives, net	(407)	(2,121)
Loss (gain) on extinguishment of debt, net	(308)	576
Loss (income) from unconsolidated entities	3,198	(2,989)
Rental income in excess of cash received	(18,463)	(20,793)
Amortization related to above (below) market leases, net	245	(205)
Loss (gain) on sales of properties, net	(52,495)	(33,219)
Distributions by unconsolidated entities	-	4,123
Increase (decrease) in accrued expenses and other liabilities	25,507	16,355
Decrease (increase) in receivables and other assets	(36,356)	(27,556)
Net cash provided from (used in) operating activities	406,737	351,038

Investing activities:
Investment in real property, net of cash acquired	(2,600,189)	(1,158,266)
Capitalized interest	(2,992)	(4,558)
Investment in real estate loans receivable	(53,072)	(20,354)
Other investments, net of payments	8,051	20,147
Principal collected on real estate loans receivable	55,547	12,861
Contributions to unconsolidated entities	(361,107)	(227,554)
Distributions by unconsolidated entities	14,786	-
Proceeds from (payments on) derivatives	(2,604)	2,217
Increase in restricted cash	(82,292)	(9,024)
Proceeds from sales of real property	321,303	156,689
Net cash provided from (used in) investing activities	(2,702,569)	(1,227,842)

Financing activities:
Net increase (decrease) under unsecured lines of credit arrangements	-	(217,000)
Proceeds from issuance of senior unsecured notes	497,862	593,319
Payments to extinguish senior unsecured notes	(3)	(125,585)
Net proceeds from the issuance of secured debt	71,340	139,395
Payments on secured debt	(73,557)	(252,135)
Net proceeds from the issuance of common stock	1,730,235	1,120,265
Net proceeds from the issuance of preferred stock	-	277,688
Redemption of preferred stock	-	(275,000)
Decrease (increase) in deferred loan expenses	(10,790)	(4,698)
Contributions by noncontrolling interests(1)	3,730	11,110
Distributions to noncontrolling interests(1)	(9,860)	(9,673)
Cash distributions to stockholders	(433,018)	(337,429)
Other financing activities	(2,072)	(2,040)
Net cash provided from (used in) financing activities	1,773,867	918,217
Effect of foreign currency translation on cash and cash equivalents	673	-
Increase (decrease) in cash and cash equivalents	(521,292)	41,413
Cash and cash equivalents at beginning of period	1,033,764	163,482
Cash and cash equivalents at end of period	$512,472	$204,895

Supplemental cash flow information:
Interest paid	$196,980	$180,460
Income taxes paid	2,625	2,729

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in seniors housing and health care real estate. Our full service platform offers property management and development services to our customers. As of June 30, 2013, our diversified portfolio consisted of 1,183 properties in 46 states, the United Kingdom, and Canada.  Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily an indication of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on May 7, 2013.

     New Accounting Standards

     In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires companies to provide information about the amounts that are reclassified out of accumulated other comprehensive income by component and by the respective line items of net income. The amendment to authoritative guidance associated with comprehensive income was effective for us on January 1, 2013. The adoption of this guidance did not have a material impact on our unaudited consolidated financial statements.

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

     Seniors Housing Triple-net Activity

		Six Months Ended
	(In thousands)	June 30, 2013(1)	June 30, 2012
	Land and land improvements	$8,533	$29,320
	Buildings and improvements	47,993	394,508
	Total assets acquired	56,526	423,828
	Secured debt	-	(56,337)
	Accrued expenses and other liabilities	-	(1,568)
	Total liabilities assumed	-	(57,905)
	Capital in excess of par	-	1,024
	Noncontrolling interests	-	(15,820)
	Non-cash acquisition related activity	-	(310)
	Cash disbursed for acquisitions	56,526	350,817
	Construction in progress additions	58,799	81,419
Less:	Capitalized interest	(2,208)	(2,629)
	Cash disbursed for construction in progress	56,591	78,790
	Capital improvements to existing properties	18,302	36,421
	Total cash invested in real property, net of cash acquired	$131,419	$466,028

(1) Includes acquisitions with an aggregate purchase price of $56,526,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

     Seniors Housing Operating Activity

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Acquisitions of seniors housing operating properties are structured under RIDEA, which is described in Note 18.  This structure results in the inclusion of all resident revenues and related property operating expenses from the operation of these qualified health care properties in our consolidated statements of comprehensive income.  Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. See Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on May 7, 2013, for information regarding our foreign currency policies.

		Six Months Ended
	(In thousands)	June 30, 2013(1)	June 30, 2012
	Land and land improvements	$337,066	$27,647
	Building and improvements	3,069,192	241,287
	Acquired lease intangibles	263,740	24,052
	Restricted cash	22,863	-
	Receivables and other assets	76,286	1,182
	Total assets acquired(2)	3,769,147	294,168
	Secured debt	(556,413)	(8,684)
	Accrued expenses and other liabilities	(51,356)	(1,665)
	Total liabilities assumed	(607,769)	(10,349)
	Noncontrolling interests	(229,966)	(2,054)
	Non-cash acquisition related activity(3)	(555,562)	-
	Cash disbursed for acquisitions	2,375,850	281,765
	Construction in progress additions	472	-
Less:	Capitalized interest	(6)	-
	Cash disbursed for construction in progress	466	-
	Capital improvements to existing properties	21,474	8,553
	Total cash invested in real property, net of cash acquired	$2,397,790	$290,318

(1) Includes acquisitions with an aggregate purchase price of $3,769,147,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $60,590,000 and $1,619,000 of cash acquired during the six months ended June 30, 2013 and 2012, respectively.
(3) Represents Sunrise loan and noncontrolling interests acquisitions.

     Sunrise Merger

     In August 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sunrise Senior Living, Inc. (“Sunrise”), pursuant to which we agreed to acquire Sunrise in an all-cash merger (the “Merger”) in which Sunrise stockholders would receive $14.50 in cash for each share of Sunrise common stock. On January 9, 2013, we completed our acquisition of the Sunrise property portfolio.  The Sunrise Merger advances our strategic vision to own higher-end, private pay properties located in major metropolitan markets.  As of June 30, 2013, 71 properties are wholly owned and 54 properties are held in unconsolidated entities (see Note 7 for additional information). As previously announced, on July 1, 2013, we acquired the remaining interests in 49 of the unconsolidated properties.  The total estimated purchase price of approximately $2,763,336,000, including approximately $2,041,893,000 of cash consideration, has been allocated on a preliminary basis to the tangible and identifiable intangible assets and liabilities in the table above based on respective fair values in accordance with our accounting policies. We funded the cash consideration and other associated costs of the acquisition from cash on-hand as well as draws on our primary unsecured line of credit and unsecured term loan (see Notes 9 and 10 for additional information).

     Subsequent to January 9, 2013, we recognized $129,187,000 and $241,280,000 of revenues and $42,421,000 and $79,322,000 of net operating income from continuing operations related to the Sunrise portfolio during the three and six month periods ended June 30, 2013, respectively.  In addition, we incurred $65,344,000 of transaction costs, which include advisory fees, due diligence costs, severances, and fees for legal and valuation services during the six month period ended June 30, 2013.  These amounts are included in the seniors housing operating results reflected in Note 17.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma consolidated results of operation have been prepared as if the Sunrise Merger had occurred as of January 1, 2012 based on the preliminary purchase price allocations discussed above. Amounts are in thousands, except per share data:

	Six Months Ended
	June 30,	June 30,
	2013	2012
Revenues	$1,328,847	$1,083,555
Income (loss) from continuing operations attributable to common stockholders	$(7,081)	$36,559
Income (loss) from continuing operations attributable to common stockholders per share:
Basic	$(0.03)	$0.18
Diluted	$(0.03)	$0.18

     Medical Facilities Activity

		Six Months Ended
	(In thousands)	June 30, 2013	June 30, 2012
	Land and land improvements	$-	$30,160
	Buildings and improvements	-	489,659
	Acquired lease intangibles	-	58,998
	Restricted cash	-	975
	Receivables and other assets	-	4,250
	Total assets acquired	-	584,042
	Secured debt	-	(238,589)
	Accrued expenses and other liabilities	-	(12,775)
	Total liabilities assumed	-	(251,364)
	Non-cash acquisition activity	-	(880)
	Cash disbursed for acquisitions	-	331,798
	Construction in progress additions	60,925	64,937
Less:	Capitalized interest	(778)	(1,929)
	Accruals(1)	2,129	(10,911)
	Cash disbursed for construction in progress	62,276	52,097
	Capital improvements to existing properties	8,704	18,025
	Total cash invested in real property	$70,980	$401,920

(1) Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Six Months Ended
	June 30, 2013	June 30, 2012
Development projects:
Seniors housing triple-net	$67,317	$59,167
Medical facilities	70,227	105,666
Total development projects	137,544	164,833
Expansion projects	8,155	240
Total construction in progress conversions	$145,699	$165,073

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	June 30, 2013	December 31, 2012
Assets:
In place lease intangibles	$797,343	$541,729
Above market tenant leases	54,238	56,086
Below market ground leases	61,461	61,450
Lease commissions	15,868	14,419
Gross historical cost	928,910	673,684
Accumulated amortization	(375,767)	(257,242)
Net book value	$553,143	$416,442

Weighted-average amortization period in years	17.6	16.4

Liabilities:
Below market tenant leases	$76,968	$77,036
Above market ground leases	9,490	9,490
Gross historical cost	86,458	86,526
Accumulated amortization	(31,580)	(27,753)
Net book value	$54,878	$58,773

Weighted-average amortization period in years	14.3	14.3

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Rental income related to above/below market tenant leases, net	$213	$282	$361	$887
Property operating expenses related to above/below market ground leases, net	(303)	(347)	(606)	(647)
Depreciation and amortization related to in place lease intangibles and lease commissions	(39,083)	(28,551)	(89,659)	(55,843)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2013	$142,493	$3,523
2014	151,663	6,644
2015	46,355	5,659
2016	23,954	5,247
2017	23,612	4,928
Thereafter	165,066	28,877
Totals	$553,143	$54,878

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Dispositions, Assets Held for Sale and Discontinued Operations

The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2013	June 30, 2012
Real property dispositions:
Seniors housing triple-net	$133,024	$90,404
Medical facilities	135,784	33,066
Total dispositions	268,808	123,470
Add: Gain (loss) on sales of real property, net	52,495	33,219
Proceeds from real property sales	$321,303	$156,689

At June 30, 2013, $137,790,000 of sales proceeds is on deposit in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary.  We have reclassified the income and expenses attributable to all properties sold prior to or held for sale at June 30, 2013 to discontinued operations.  Expenses include an allocation of interest expense based on property carrying values and our weighted-average cost of debt.  The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$1,193	$24,196	$4,336	$48,586
Expenses:
Interest expense	215	5,463	993	10,704
Property operating expenses	234	474	568	1,367
Provision for depreciation	369	5,364	762	12,249
Income (loss) from discontinued operations, net	$375	$12,895	$2,013	$24,266

6. Real Estate Loans Receivable

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2013			June 30, 2012
	Seniors			Seniors
	Housing	Medical		Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$23,919	$-	$23,919	$532	$-	$532
Draws on existing loans	27,269	1,884	29,153	19,455	367	19,822
Net cash advances on real estate loans	51,188	1,884	53,072	19,987	367	20,354
Receipts on real estate loans receivable:
Loan payoffs	44,469	-	44,469	-	-	-
Principal payments on loans	9,589	1,489	11,078	11,613	1,248	12,861
Total receipts on real estate loans	54,058	1,489	55,547	11,613	1,248	12,861
Net advances (receipts) on real estate loans	$(2,870)	$395	$(2,475)	$8,374	$(881)	$7,493

We recorded no provision for loan losses during the six months ended June 30, 2013.  At June 30, 2013, we had real estate loans with outstanding balances of $4,230,000 on non-accrual status with an allowance for loan losses of $0.

7. Investments in Unconsolidated Entities

     During the year ended December 31, 2010, we entered into a joint venture investment with Forest City Enterprises (NYSE:FCE.A and FCE.B). We acquired a 49% interest in a seven-building life science campus located at University Park in Cambridge, Massachusetts, which is immediately adjacent to the campus of the Massachusetts Institute of Technology. This investment is recorded as an investment in unconsolidated entities on the balance sheet.

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

     During the three months ended June 30, 2012, we entered into a joint venture (structured under RIDEA) with Chartwell Retirement Residences (TSX:CSH.UN). The portfolio contains 42 properties in Canada, 39 of which are owned 50% by us and Chartwell, and three of which we wholly own. All properties are managed by Chartwell. Our investment in the 39 properties is recorded as an investment in unconsolidated entities on the balance sheet. The aggregate remaining unamortized basis difference of our investment in this joint venture of $9,394,000 at June 30, 2013 is primarily attributable to transaction costs that will be amortized over the weighted-average useful life of the related properties and included in the reported amount of income from unconsolidated entities.

     In conjunction with the Sunrise Merger, we acquired joint venture interests in 54 properties and a 20% interest in a newly formed Sunrise management company, which manages the entire property portfolio. Our original investment of $359,575,000 is recorded as an investment in unconsolidated entities on the balance sheet. See Note 3 for additional information including subsequent event activity.

     The results of operations for these properties have been included in our consolidated results of operations from the date of acquisition by the joint ventures and are reflected in our statements of comprehensive income as income or loss from unconsolidated entities. The following is a summary of our income from and investments in unconsolidated entities (dollars in thousands):

	June 30, 2013		Six Months Ended June 30,		Assets as of
	Percentage Ownership	Properties	2013 Income (loss)	2012 Income (loss)	June 30, 2013	December 31, 2012
Seniors housing triple-net(1)	10% to 49%	-	$2,481	$(2)	$31,383	$34,618
Seniors housing operating	33% to 50%	93	(9,556)	(928)	552,389	217,701
Medical facilities	36% to 49%	13	3,877	3,919	184,965	186,617
Total			$(3,198)	$2,989	$768,737	$438,936

(1) Asset amounts include an available-for-sale equity investment. See Note 16 for additional information.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Concentration

     The following table summarizes certain information about our credit concentration as of June 30, 2013 (dollars in thousands):

	Number of	Total	Percent of
Concentration by investment:(1)	Properties(2)	Investment(2)	Investment(3)
Sunrise Senior Living	71	$2,694,430	13%
Genesis HealthCare	176	2,656,736	13%
Revera	47	1,220,081	6%
Merrill Gardens	48	1,066,129	5%
Belmont Village	19	870,281	4%
Remaining portfolio	716	11,456,459	59%
Totals	1,077	$19,964,116	100%

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

9. Borrowings Under Line of Credit Arrangements and Related Items

     At June 30, 2013, we had a $2,250,000,000 unsecured line of credit arrangement with a consortium of 29 banks.  We have an option to upsize the facility by up to an additional $1,000,000,000 through an accordion feature, allowing for the aggregate commitment of up to $3,250,000,000.  The arrangement also allows us to borrow up to $500,000,000 in alternate currencies.  The revolving credit facility is scheduled to expire March 31, 2017, but can be extended for an additional year at our option.  Borrowings under the revolver are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.37% at June 30, 2013). The applicable margin is based on certain of our debt ratings and was 1.175% at June 30, 2013. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.225% at June 30, 2013. Principal is due upon expiration of the agreement.

     The following information relates to aggregate borrowings under the unsecured line of credit arrangements for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance outstanding at quarter end	$-	$393,000	$-	$393,000
Maximum amount outstanding at any month end	$600,000	$393,000	$780,000	$897,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$299,011	$122,209	$510,055	$301,456
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.38%	1.65%	1.38%	1.65%

10. Senior Unsecured Notes and Secured Debt

     We may repurchase, redeem or refinance convertible and non-convertible senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The non-convertible senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  At June 30, 2013, the annual principal payments due on these debt obligations were as follows (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2013	$300,000	$105,559	$405,559
2014	-	343,749	343,749
2015 (4)	487,801	401,401	889,202
2016	1,200,000	378,596	1,578,596
2017	450,000	336,569	786,569
Thereafter	4,194,400	1,273,151	5,467,551
Totals	$6,632,201	$2,839,025	$9,471,226

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 3.0% to 6.5%, excluding the Canadian denominated unsecured term loan discussed in footnote 4 and the $500,000,000 unsecured term loan discussed below.
(3) Annual interest rates range from 1.0% to 8.1%. Carrying value of the properties securing the debt totaled $5,285,483,000 at June 30, 2013.

(4) On July 30, 2012, we completed funding on a $250,000,000 Canadian denominated unsecured term loan (approximately $237,801,000 USD at exchange rates on June 30, 2013). The loan matures July 27, 2015 (with an option to extend for an additional year at our discretion) and bears interest at the Canadian Dealer Offered Rate plus 145 basis points (2.67% at June 30, 2013).

     During the six months ended June 30, 2013, we borrowed on a $500,000,000 unsecured term loan entered into as part of our unsecured line of credit arrangement.  The loan matures on March 31, 2016, but can be extended up to two years at our option and bears interest at LIBOR plus 1.35% (1.37% at June 30, 2013).

     The following is a summary of our senior unsecured note activity, excluding the Canadian denominated unsecured term loan, during the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2013		June 30, 2012
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$5,894,403	4.675%	$4,464,927	5.133%
Debt issued	500,000	1.552%	600,000	4.125%
Debt redeemed	(3)	3.000%	(125,585)	4.750%
Ending balance	$6,394,400	4.431%	$4,939,342	5.021%

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Six Months Ended
		June 30, 2013	June 30, 2012
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,311,586	5.14%	$2,108,373	5.34%
Debt issued	71,340	4.96%	139,395	4.43%
Debt assumed	536,856	4.22%	284,988	5.68%
Debt extinguished	(49,156)	4.20%	(229,207)	4.22%
Foreign currency	(6,892)	3.87%	-	0.00%
Principal payments	(24,709)	5.39%	(18,106)	5.55%
Ending balance	$2,839,025	5.08%	$2,285,443	5.45%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2013, we were in compliance with all of the covenants under our debt agreements.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Derivative Instruments

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates.  We may elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to manage the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates.  In addition, non-U.S. investments expose us to the potential losses associated with adverse changes in foreign currency to U.S. Dollar exchange rates.  We may elect to manage this risk through the use of forward exchange contracts and issuing debt in foreign currencies.

     Interest Rate Swap Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  As of June 30, 2013, we had one interest rate swap for a total aggregate notional amount of $11,764,000.  The swap hedges interest payments associated with long-term LIBOR based borrowings and matures on December 31, 2013.  Approximately $1,924,000 of losses, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

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

     On August 30, 2012, we entered into two cross currency swaps to purchase £125,000,000.  The swaps were used to limit exposure to fluctuations in the Pound Sterling to U.S. Dollar exchange rate associated with our initial cash investment funded for the Sunrise transaction. The cross currency swaps have been designated as a net investment hedge, and changes in fair value are reported in OCI as no ineffectiveness is anticipated.

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

     On April 4, 2013, we entered into three forward exchange contracts to purchase $600,000,000 Canadian Dollars at a fixed rate in the future and three forward exchange contracts to sell $600,000,000 Canadian Dollars at a fixed rate in the future. The forward contracts were used to limit exposure to fluctuations in the Canadian Dollar to U.S. Dollar exchange rate associated with our initial cash investment funded for an acquisition in Canada. On May 22, 2013, the three forward exchange contracts were settled for a realized loss of $10,355,000, which was reflected on the consolidated statement of comprehensive income, and the proceeds were used to fund our investment. On May 22, 2013, we designated the three forward exchange sell contracts as net investment hedges, and changes in fair value are reported in OCI as no ineffectiveness is anticipated. Prior to designating the three forward exchange sell contracts as net investments, they were marked to fair value and an unrealized gain of $13,071,000 was reflected on the consolidated statement of comprehensive income.

     The following presents the impact of derivative instruments on the statement of comprehensive income and OCI for the periods presented (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2013	2012	2013	2012
Gain (loss) on interest rate swap recognized in OCI (effective portion)	OCI	$(4)	$806	$(8)	$1,545

Gain (loss) on interest rate swaps reclassified from AOCI into income (effective portion)	Interest expense	(476)	360	(951)	821

Gain (loss) on interest rate swaps recognized in income	Gain (loss) on derivatives, net	-	(96)	-	(96)

Gain (loss) on foreign exchange contracts recognized in income	Gain (loss) on derivatives, net	2,716	2,772	407	2,217

Gain (loss) on foreign exchange contracts designated as net investment hedge recognized in OCI	OCI	14,680	6,916	90,537	6,916

12. Commitments and Contingencies

     At June 30, 2013, we had seven outstanding letter of credit obligations totaling $5,957,000 and expiring between 2013 and 2015.  At June 30, 2013, we had outstanding construction in process of $137,481,000 for leased properties and were committed to providing additional funds of approximately $241,004,000 to complete construction. At June 30, 2013, we had contingent purchase obligations totaling $62,448,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with Accounting Standards Codification (“ASC”) Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At June 30, 2013, we had operating lease obligations of $710,597,000 relating to certain ground leases and company office space and capital lease obligations of $81,451,000 relating to certain investment properties. We incurred rental expense relating to company office space of $429,000 and $842,000 for the three months and six months ended June 30, 2013, respectively, as compared to $312,000 and $601,000 for the same periods in 2012. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At June 30, 2013, aggregate future minimum rentals to be received under these noncancelable subleases totaled $45,869,000.

13. Stockholders’ Equity

     The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	June 30, 2013	December 31, 2012
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	26,224,854	26,224,854
Outstanding shares	26,224,854	26,224,854

Common Stock, $1.00 par value:
Authorized shares	400,000,000	400,000,000
Issued shares	285,693,210	260,780,109
Outstanding shares	285,232,381	260,373,754

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated:

	Six Months Ended
	June 30, 2013		June 30, 2012
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	26,224,854	6.493%	25,724,854	7.013%
Shares issued	-	0.000%	11,500,000	6.500%
Shares redeemed	-	0.000%	(11,000,000)	7.716%
Ending balance	26,224,854	6.493%	26,224,854	6.493%

     Common Stock. The following is a summary of our common stock issuances during the six months ended June 30, 2013 and 2012 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

February 2012 public issuance	20,700,000	$53.50	$1,107,450	$1,062,256
2012 Dividend reinvestment plan issuances	993,634	54.34	53,991	53,991
2012 Option exercises	104,574	38.42	4,018	4,018
2012 Senior note conversions	405,252		-	-
2012 Totals	22,203,460		$1,165,459	$1,120,265

May 2013 public issuance	23,000,000	$73.50	$1,690,500	$1,630,636
2013 Dividend reinvestment plan issuances	1,370,661	66.87	91,651	91,651
2013 Option exercises	186,404	42.64	7,948	7,948
2013 Senior note conversions	18		-	-
2013 Totals	24,557,083		$1,790,099	$1,730,235

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above.  Please refer to Note 18 for information related to federal income tax of dividends.  The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2013		June 30, 2012
	Per Share	Amount	Per Share	Amount

Common Stock	$1.5300	$399,815	$1.4800	$301,503
Series D Preferred Stock	-	-	0.9844	2,013
Series F Preferred Stock	-	-	0.9532	3,410
Series H Preferred Stock	1.4292	500	1.4292	500
Series I Preferred Stock	1.6250	23,359	1.6250	23,359
Series J Preferred Stock	0.8126	9,344	0.5778	6,644
Totals		$433,018		$337,429

     Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Equity Investments	Actuarial losses	Cash Flow Hedges	Total
Balance at December 31, 2012	$(881)	$(216)	$(2,974)	$(6,957)	$(11,028)
Other comprehensive income before reclassification adjustments	(39,003)	(86)	-	(8)	(39,097)
Reclassification amount to net income	-	-	-	951 (1)	951
Net current-period other comprehensive income	(39,003)	(86)	-	943	(38,146)
Balance at June 30, 2013	$(39,884)	$(302)	$(2,974)	$(6,014)	$(49,174)

Balance at December 31, 2011	$-	$(619)	$(2,748)	$(8,561)	$(11,928)
Other comprehensive income before reclassification adjustments	(2,348)	(38)	-	1,545	(841)
Reclassification amount to net income	-	-	-	(821)(1)	(821)
Net current-period other comprehensive income	(2,348)	(38)	-	724	(1,662)
Balance at June 30, 2012	$(2,348)	$(657)	$(2,748)	$(7,837)	$(13,590)

(1) Please see Note 11 for additional information.

14. Stock Incentive Plans

     Our Amended and Restated 2005 Long-Term Incentive Plan (“2005 Plan”) authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan (“1995 Plan”) and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan vested through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three years for non-employee directors to five years for officers and key employees. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $2,186,000 and $12,694,000 for the three and six months ended June 30, 2013, respectively, and $2,311,000 and $13,634,000 for the same periods in 2012.

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$(8,508)	$54,735	$46,551	$94,037

Denominator for basic earnings per
share - weighted average shares	273,091	213,498	266,602	206,612
Effect of dilutive securities:
Employee stock options	283	261	-	242
Non-vested restricted shares	370	299	-	290
Convertible senior unsecured notes	2,737	1,080	-	1,093
Dilutive potential common shares	3,390	1,640	-	1,625
Denominator for diluted earnings per
share - adjusted weighted average shares	276,481	215,138	266,602	208,237

Basic earnings per share	$(0.03)	$0.26	$0.17	$0.46
Diluted earnings per share	$(0.03)	$0.25	$0.17	$0.45

The diluted earnings per share calculation for the six months ended June 30, 2013 excludes the dilutive effect of all common stock equivalents as they are anti-dilutive due to the loss from continuing operations attributable to common shareholders.  The diluted earnings per share calculations exclude the dilutive effect of 0 and 354,000 common stock equivalents for the three months ended June 30, 2013

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and 2012, respectively, and 0 and 366,000 common stock equivalents for the six months ended June 30, 2013 and 2012, respectively, because the exercise prices were higher than the average market price.  The Series H Cumulative Convertible and Redeemable Preferred Stock and Series I Cumulative Convertible Perpetual Preferred Stock were not included in the calculations as the effect of conversions into common stock was anti-dilutive.

16. Disclosure about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Mortgage Loans and Other Real Estate Loans Receivable — The fair value of mortgage loans and other real estate loans receivable is generally estimated by using Level 2 and Level 3 inputs such as discounting the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Cash and Cash Equivalents — The carrying amount approximates fair value.

Available-for-sale Equity Investments — Available-for-sale equity investments are recorded at their fair value based on Level 1 publicly available trading prices.

Borrowings Under Unsecured Line of Credit Arrangements — The carrying amount of the unsecured line of credit arrangements approximates fair value because the borrowings are interest rate adjustable.

Senior Unsecured Notes — The fair value of the senior unsecured notes payable was estimated based on Level 1 publicly available trading prices.

Secured Debt — The fair value of fixed rate secured debt is estimated using Level 2 inputs by discounting the estimated future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities.  The carrying amount of variable rate secured debt approximates fair value because the borrowings are interest rate adjustable.

Interest Rate Swap Agreements — Interest rate swap agreements are recorded in other assets or other liabilities on the balance sheet at fair market value.  Fair market value is estimated using Level 2 inputs by utilizing pricing models that consider forward yield curves and discount rates.

Foreign Currency Forward Contracts — Foreign currency forward contracts are recorded in other assets or other liabilities on the balance sheet at fair market value.  Fair market value is determined using Level 2 inputs by estimating the future value of the currency pair based on existing exchange rates, comprised of current spot and traded forward points, and calculating a present value of the net amount using a discount factor based on observable traded interest rates.

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$121,215	$122,244	$87,955	$88,975
Other real estate loans receivable	191,141	198,391	807,710	820,195
Available-for-sale equity investments	1,297	1,297	1,384	1,384
Cash and cash equivalents	512,472	512,472	1,033,764	1,033,764
Foreign currency forward contracts	83,068	83,068	-	-

Financial liabilities:
Senior unsecured notes	6,604,979	7,150,317	6,114,151	6,793,424
Secured debt	2,875,606	3,020,191	2,336,196	2,515,145
Interest rate swap agreements	135	135	264	264
Foreign currency forward contracts	-	-	7,247	7,247

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on May 7, 2013, for additional information.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following summarizes items measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2013
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$1,297	$1,297	$-	$-
Interest rate swap agreements(2)	(135)	-	(135)	-
Foreign currency forward contracts(2)	83,068	-	83,068	-
Totals	$84,230	$1,297	$82,933	$-

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on May 7, 2013). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments.  There are no intersegment sales or transfers.

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

     Summary information for the reportable segments for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

Three Months Ended June 30, 2013:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$188,941	$-	$113,524	$-	$302,465
Resident fees and services	-	370,995	-	-	370,995
Interest income	5,433	-	2,207	-	7,640
Other income	199	-	662	164	1,025
Total revenues	194,573	370,995	116,393	164	682,125

Property operating expenses	-	(248,972)	(29,615)	-	(278,587)
Net operating income from continuing operations	194,573	122,023	86,778	164	403,538

Reconciling items:
Interest expense	(3,661)	(19,412)	(10,256)	(77,300)	(110,629)
(Loss) gain on derivatives, net	-	2,716	-	-	2,716
Depreciation and amortization	(55,571)	(103,646)	(40,891)	-	(200,108)
General and administrative	-	-	-	(23,902)	(23,902)
Transaction costs	(11,211)	(16,799)	(126)	-	(28,136)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$124,130	$(15,118)	$35,505	$(101,038)	$43,479

Total assets	$8,527,476	$8,647,125	$4,544,110	$477,682	$22,196,393

Three Months Ended June 30, 2012:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$168,911	$-	$94,793	$-	$263,704
Resident fees and services	-	165,654	-	-	165,654
Interest income	5,984	-	1,895	-	7,879
Other income	761	-	478	243	1,482
Total revenues	175,656	165,654	97,166	243	438,719

Property operating expenses	-	(111,340)	(24,499)	-	(135,839)
Net operating income from continuing operations	175,656	54,314	72,667	243	302,880

Reconciling items:
Interest expense	-	(16,227)	(6,596)	(68,476)	(91,299)
(Loss) gain on derivatives, net	(96)	2,772	-	-	2,676
Depreciation and amortization	(52,416)	(37,745)	(37,438)	-	(127,599)
General and administrative	-	-	-	(25,870)	(25,870)
Transaction costs	(23,683)	(2,821)	(2,187)	-	(28,691)
(Loss) gain on extinguishment of debt, net	(2,238)	1,179	483	-	(576)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$97,223	$1,472	$26,929	$(94,103)	$31,521

Six Months Ended June 30, 2013:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$373,703	$-	$225,050	$-	$598,753
Resident fees and services	-	698,319	-	-	698,319
Interest income	11,276	757	4,663	-	16,696
Other income	408	-	1,072	245	1,725
Total revenues	385,387	699,076	230,785	245	1,315,493

Property operating expenses	-	(473,475)	(58,466)	-	(531,941)
Net operating income from continuing operations	385,387	225,601	172,319	245	783,552

Reconciling items:
Interest expense	(9,873)	(38,482)	(19,828)	(152,402)	(220,585)
(Loss) gain on derivatives, net	-	407	-	-	407
Depreciation and amortization	(111,456)	(193,521)	(81,860)	-	(386,837)
General and administrative	-	-	-	(51,081)	(51,081)
Transaction costs	(11,705)	(82,124)	(287)	-	(94,116)
(Loss) gain on extinguishment of debt, net	-	308	-	-	308
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$252,353	$(87,811)	$70,344	$(203,238)	$31,648

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$329,810	$-	$182,852	$-	$512,662
Resident fees and services	-	323,828	-	-	323,828
Interest income	11,861	-	4,159	-	16,020
Other income	1,606	-	1,082	478	3,166
Total revenues	343,277	323,828	188,093	478	855,676

Property operating expenses	-	(218,583)	(46,058)	-	(264,641)
Net operating income from continuing operations	343,277	105,245	142,035	478	591,035

Reconciling items:
Interest expense	(252)	(32,062)	(14,871)	(132,595)	(179,780)
(Loss) gain on derivatives, net	(96)	2,217	-	-	2,121
Depreciation and amortization	(101,492)	(77,518)	(69,126)	-	(248,136)
General and administrative	-	-	-	(53,621)	(53,621)
Transaction costs	(25,205)	(4,399)	(4,666)	-	(34,270)
(Loss) gain on extinguishment of debt, net	(2,238)	1,179	483	-	(576)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$213,994	$(5,338)	$53,855	$(185,738)	$76,773

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for our operations for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$595,101	87.2%	$436,664	99.5%	$1,167,925	88.8%	$853,621	99.8%
International	87,024	12.8%	2,055	0.5%	147,568	11.2%	2,055	0.2%
Total	$682,125	100.0%	$438,719	100.0%	$1,315,493	100.0%	$855,676	100.0%

	As of
	June 30, 2013		December 31, 2012
Assets:	Amount	%	Amount	%
United States	$19,059,156	85.9%	$18,692,214	95.6%
International	3,137,237	14.1%	856,895	4.4%
Total	$22,196,393	100.0%	$19,549,109	100.0%

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

     Our consolidated provision for income taxes for the six months ended June 30, 2013 and 2012 was $3,978,000 and $2,918,000, respectively.  Income tax expense reflected in the financial statements primarily represents U.S. federal and state and local income taxes as well as non-U.S. income taxes on certain investments located in jurisdictions outside the U.S.

     Net deferred tax liabilities with respect to our TRS entities totaled $6,697,000 and $1,419,000 as of June 30, 2013 and December 31, 2012, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to net operating losses.

     Generally, given current statutes of limitations, we are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2008 and subsequent years and by state taxing authorities for the year ended December 31, 2007 and subsequent years.  In the future, we will be subject to audit by the Canada Revenue Agency (“CRA”) and provincial authorities generally for periods subsequent to our Chartwell investment in May 2012 related to entities acquired or formed in connection with the investments, and by HM Revenue & Customs for periods subsequent to our Sunrise-related acquisitions in August 2012 related to entities acquired or formed in connection with the acquisitions.

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

     The balance of our unrecognized tax benefits as of June 30, 2013 and December 31, 2012 was $6,101,000 and $6,098,000, respectively.  As of June 30, 2013, $5,916,000 (exclusive of accrued interest and penalties) relates to the April 1, 2011 Genesis HealthCare Corporation transaction (“Genesis Acquisition”) and is included in accrued expenses and other liabilities on the consolidated balance sheet.  As a part of the Genesis Acquisition, we received a full indemnification from FC-GEN Operations Investment, LLC covering income taxes or other taxes as well as  interest and penalties relating to tax positions taken by FC-GEN Operations Investment, LLC prior to the acquisition.  Accordingly, an offsetting indemnification asset is recorded in receivables and other assets on the consolidated balance sheet.  Such indemnification asset is reviewed for collectability periodically.

     Unrecognized tax benefits, as currently accrued for, have an immaterial impact on the effective tax rate to the extent that they would be recognized.  There were insignificant uncertain tax positions as of June 30, 2013 for which it is reasonably possible that the amount of unrecognized tax benefits would decrease during 2013.  Interest and penalties totaled $81,000 and $212,000 for the three and six months ended June 30, 2013, respectively, and are included in income tax expense.

19. Subsequent Events

     Debt Activity.  As of July 31, 2013, we received notices of conversion from holders of $219 million of our 3.00% convertible senior unsecured notes due 2029, which are expected to be settled by August 26, 2013.  Holders’ right to convert extends through the end of business on September 30, 2013.  In general, upon conversion the holder will receive cash up to the principal amount of the converted notes and common stock for the conversion value in excess of such principal amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2013 Key Performance Indicators, Trends and Uncertainties Corporate Governance	27 27 28 28 29 31

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	32 32 33 33

RESULTS OF OPERATIONS

Summary Seniors Housing Triple-net Seniors Housing Operating Medical Facilities Non-Segment/Corporate	34 35 37 39 41

NON-GAAP FINANCIAL MEASURES & OTHER

FFO Reconciliations EBITDA & Adjusted EBITDA Reconciliations NOI and SSCNOI Reconciliations	43 44 46
Health Care Reimbursements and Other Related Laws	49
Critical Accounting Policies Forward-Looking Statements and Risk Factors	51 51

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on May 7, 2013,  including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Summary

Company Overview

     Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of seniors housing and health care real estate since the company was founded in 1970.  We are an S&P 500 company headquartered in Toledo, Ohio. Our portfolio spans the full spectrum of seniors housing and health care real estate, including seniors housing communities, skilled nursing/post-acute facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.  The following table summarizes our consolidated portfolio as of June 30, 2013:

	Investments	Percentage of	Number of
Type of Property	(in thousands)	Investments	Properties
Seniors housing triple-net	$8,034,339	40.3%	570
Seniors housing operating(1)	7,752,694	38.8%	264
Medical facilities(2)	4,177,083	20.9%	243
Totals	$19,964,116	100.0%	1,077

(1) Excludes 93 properties with an investment amount of $1,039,919,000 that relates to our share of investments in unconsolidated entities with Chartwell and Sunrise. Please see Note 7 to our consolidated financial statements for additional information.

(2) Excludes 13 properties with an investment amount of $369,959,000 that relates to our share of investments in unconsolidated entities with Forest City and a strategic medical partnership. Please see Note 7 to our consolidated financial statements for additional information.

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

     For the six months ended June 30, 2013, rental income, resident fees and services and interest and other income represented 46%, 53%, and 1%, respectively, of total revenues (including discontinued operations).  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured line of credit arrangement. At June 30, 2013, we had $512,472,000 of cash and cash equivalents, $212,812,000 of restricted cash and $2,250,000,000 of available borrowing capacity under our primary unsecured line of credit arrangement.

Capital Market Outlook

     The capital markets remain supportive of our investment strategy.  For the year ended December 31, 2012, we raised over $6.0 billion in aggregate gross proceeds through the issuance of common and preferred stock, unsecured debt and a Canadian denominated term loan.  During the six months ended June 30, 2013, we funded a $500 million unsecured term loan, expanded our primary unsecured line of credit arrangement to $2.25 billion and raised $1.8 billion of common equity.  The capital raised, in combination with available cash and borrowing capacity under our line of credit, supported $4.9 billion in gross new investments during 2012 and $4.1 billion year-to-date in 2013.  We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2013

     Capital.  In January 2013, we closed a $2.75 billion unsecured line of credit arrangement consisting of a $2.25 billion revolver and a $500 million term loan.  The facility replaced our existing $2.0 billion unsecured line of credit arrangement. The revolver matures on March 31, 2017, but can be extended for an additional year at our option.  The term loan matures on March 31, 2016, but can be extended up to two years at our option.  The revolver bears interest at LIBOR plus 117.5 basis points and has an annual facility fee of 22.5 basis points.  The term loan bears interest at LIBOR plus 135 basis points. We have an option to upsize the facility by up to an additional $1.0 billion through an accordion feature, allowing for aggregate commitments of up to $3.75 billion.  The facility also allows us to borrow up to $500 million in alternate currencies. In May 2013, we completed the public issuance of 23 million shares of common stock for $1.7 billion of gross proceeds.  In addition, for the six months ended June 30, 2013, we raised $92 million through our dividend reinvestment program.

     Investments.  We completed $4.1 billion of gross investments during the six months ended June 30, 2013, including 67% from existing relationships.  The following summarizes investments made during the six months ended June 30, 2013 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Acquisitions/JVs:
Seniors housing triple-net	2	$56,636	7.0%	$56,526
Seniors housing operating(4)	164	3,834,209	6.3%	4,128,722
Total acquisitions/JVs	166	3,890,845	6.3%	4,185,248
Construction in progress		120,196		120,196
Loan advances		53,072		53,072
Total		$4,064,113		$4,358,516

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

(4) Excludes $580,834,000 for the Sunrise loan which was acquired upon merger consummation on January 9, 2013. See Note 21 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on May 7, 2013, for additional information.

     Dispositions.  We completed $313 million of dispositions, generating $366 million in proceeds and $52 million in net gains as of June 30, 2013.  The following summarizes dispositions made for the six months ended June 30, 2013 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Property sales:
Seniors housing triple-net	14	$183,728	9.0%	$133,024
Medical facilities	6	137,575	8.0%	135,784
Total property sales	20	321,303	8.5%	268,808
Loan payoffs(4)		44,469		44,469
Total dispositions		$365,772		$313,277

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

The following other events occurred during the six months ended June 30, 2013:

•         Our Board of Directors increased the annual cash dividend to $3.06 per common share ($0.765 per share quarterly), as compared to $2.96 per common share for 2012, beginning in February 2013.  The dividend declared for the quarter ended June 30, 2013 represents the 169th consecutive quarterly dividend payment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2012	2012	2012	2012	2013	2013

Net income (loss) attributable to common stockholders	$39,307	$54,735	$37,269	$90,576	$55,058	$(8,508)
Funds from operations	163,857	157,932	170,725	205,047	170,878	230,666
Net operating income from continuing operations	288,155	302,880	318,226	338,698	380,014	403,538
Same store cash net operating income	254,967	258,812	260,833	259,762	260,752	266,102

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.19	$0.25	$0.16	$0.35	$0.21	$(0.03)
Funds from operations	0.81	0.73	0.75	0.78	0.65	0.83

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

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2012	2012	2012	2012	2013	2013
Asset mix:
Real property	95%	93%	93%	91%	91%	92%
Real estate loans receivable	2%	2%	2%	5%	1%	1%
Investments in unconsolidated entities	3%	5%	5%	4%	8%	7%

Investment mix:(1)
Seniors housing triple-net	53%	53%	53%	47%	43%	40%
Seniors housing operating	20%	20%	20%	28%	35%	39%
Medical facilities	27%	27%	27%	25%	22%	21%

Relationship mix:(1)
Sunrise Senior Living				6%	14%	13%
Genesis HealthCare	18%	18%	17%	15%	14%	13%
Revera						6%
Merrill Gardens	8%	7%	7%	6%	6%	5%
Belmont Village				5%	5%	4%
Benchmark Senior Living	6%	6%	5%	5%	4%
Brandywine Senior Living	5%	5%	5%
Senior Living Communities	4%	4%	4%
Remaining relationships	59%	60%	62%	63%	57%	59%

Geographic mix:(1)
California	10%	9%	9%	9%	9%	8%
New Jersey	10%	9%	9%	9%	8%	8%
Texas	9%	9%	9%	9%	8%	8%
England					8%	7%
Florida	7%	7%	8%	7%	6%	5%
Pennsylvania	6%	6%	5%	5%
Remaining geographic areas	58%	60%	60%	61%	61%	64%

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2012	2012	2012	2012	2013	2013

Debt to book capitalization ratio	45%	48%	41%	45%	49%	44%
Debt to undepreciated book
capitalization ratio	41%	45%	38%	41%	45%	41%
Debt to market capitalization ratio	34%	36%	31%	33%	34%	32%

Interest coverage ratio	3.03x	3.21x	2.94x	3.60x	3.42x	2.88x
Fixed charge coverage ratio	2.33x	2.52x	2.30x	2.82x	2.72x	2.27x

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of June 30, 2013 (dollars in thousands):

Expiration Year
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Thereafter

Seniors housing triple-net:
Properties	6	16	1	-	36	51	-	12	23	42	359
Base rent(1)	$769	25,933	1,435	-	16,412	37,375	-	14,982	36,372	40,074	584,377
% of base rent	0.1%	3.4%	0.2%	0.0%	2.2%	4.9%	0.0%	2.0%	4.8%	5.3%	77.1%

Hospitals:
Properties	-	-	-	-	3	-	-	-	-	-	22
Base rent(1)	$-	-	-	-	2,350	-	-	-	-	-	77,094
% of base rent	0.0%	0.0%	0.0%	0.0%	3.0%	0.0%	0.0%	0.0%	0.0%	0.0%	97.0%

Medical office buildings:
Square feet	330,690	630,902	664,990	784,391	1,117,104	800,307	663,518	717,768	845,027	1,954,145	3,399,520
Base rent(1)	$7,567	13,617	14,805	17,228	27,111	18,127	16,254	17,577	21,264	39,578	90,665
% of base rent	2.7%	4.8%	5.2%	6.1%	9.6%	6.4%	5.7%	6.2%	7.5%	13.9%	31.9%

(1) The most recent monthly base rent including straight line for leases with fixed escalators or annual cash rents for leases with contingent escalators.  Base rent does not include tenant recoveries or amortization of above and below market lease intangibles.

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on May 7, 2013, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

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

	Six Months Ended		Change
	June 30, 2013	June 30, 2012	$	%

Cash and cash equivalents at beginning of period	$1,033,764	$163,482	$870,282	532%
Cash provided from (used in):
Operating activities	406,737	351,038	55,699	16%
Investing activities	(2,702,569)	(1,227,842)	(1,474,727)	120%
Financing activities	1,773,867	918,217	855,650	93%
Effect of foreign currency translation on cash and cash equivalents	673	-	673	n/a
Cash and cash equivalents at end of period	$512,472	$204,895	$307,577	150%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI, which is primarily due to acquisitions.  Please see “Results of Operations” for further discussion. For the six months ended June 30, 2013, cash distributions to stockholders exceeded cash flow provided from operations.  The source of funds for these excess distributions was available cash on-hand, which was $1.0 billion at December 31, 2012 and $512 million at June 30, 2013.

     Investing Activities.  The changes in net cash used in investing activities are primarily attributable to net changes in real property investments, real estate loans receivable and investments in unconsolidated entities, which are summarized above in “Key Transactions in 2013.”  Please refer to Notes 3, 6 and 7 of our consolidated financial statements for additional information.

      Financing Activities.  The changes in net cash provided from financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuance/redemptions of common and preferred stock and dividend payments, which are summarized above in “Key Transactions in 2013.” Please refer to Notes 9, 10 and 13 of our consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

     At June 30, 2013, we had investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our consolidated financial statements for additional information.  At June 30, 2013, we had seven outstanding letter of credit obligations. Please see Note 12 to our consolidated financial statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of June 30, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Unsecured line of credit arrangements	$-	$-	$-	$-	$-
Senior unsecured notes(1)	6,632,201	300,000	487,801	1,650,000	4,194,400
Secured debt(1)	3,542,874	144,788	1,112,425	838,098	1,447,563
Contractual interest obligations	3,546,632	242,117	799,552	626,278	1,878,685
Capital lease obligations	81,451	69,464	10,203	1,118	666
Operating lease obligations	710,597	5,701	22,902	22,919	659,075
Purchase obligations	303,452	108,398	195,054	-	-
Other long-term liabilities	6,522	-	1,580	2,463	2,479
Total contractual obligations	$14,823,729	$870,468	$2,629,517	$3,140,876	$8,182,868

(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

     At June 30, 2013, we had an unsecured line of credit arrangement with an aggregate commitment amount of $2,250,000,000.  See Note 9 to our unaudited consolidated financial statements for additional information.   Total contractual interest obligations on these arrangements totaled $34,624,000 at June 30, 2013, using interest rates in place at that date.

     We have $5,886,477,000 of senior unsecured notes principal outstanding with annual fixed interest rates ranging from 3.0% to 6.5%, payable semi-annually. A total of $494,400,000 of our senior unsecured notes are convertible notes that also contain put features. In addition, we have a $250,000,000 Canadian denominated unsecured term loan (approximately $237,801,000 USD at exchange rates on June 30, 2013).  The loan matures on July 27, 2015 with an option to extend for an additional year at our discretion. We also have a $500,000,000 unsecured term loan that matures on March 16, 2016 and can be extended for two additional years at our option.  See Note 10 to our unaudited consolidated financial statements for more information.  Total contractual interest obligations on senior unsecured notes, the Canadian term loan and the $500,000,000 term loan totaled $2,593,653,000 at June 30, 2013.

     We have consolidated secured debt with total outstanding principal of $2,839,025,000, collateralized by owned properties, with fixed annual interest rates ranging from 1.0% to 8.1%, payable monthly. The carrying values of the properties securing the debt totaled $5,285,483,000 at June 30, 2013. Total contractual interest obligations on consolidated secured debt totaled $854,724,000 at June 30, 2013.  Additionally, our share of non-recourse debt associated with unconsolidated entities (as reflected in the contractual obligations table above) is $703,849,000 at June 30, 2013.  Our share of contractual interest obligations on our unconsolidated entities’ secured debt is $98,255,000 at June 30, 2013.

     At June 30, 2013, we had operating lease obligations of $710,597,000 relating primarily to ground leases at certain of our properties and office space leases and capital lease obligations of $81,451,000 relating to certain leased investment properties that contain bargain purchase options.

    Purchase obligations include unfunded construction commitments and contingent purchase obligations. At June 30, 2013, we had outstanding construction financings of $137,481,000 for leased properties and were committed to providing additional financing of approximately $241,004,000 to complete construction. At June 30, 2013, we had contingent purchase obligations totaling $62,448,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

     Other long-term liabilities relate to our Supplemental Executive Retirement Plan, which is discussed in Note 19 to the financial statement included in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on May 7, 2013.

Capital Structure

          Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2013, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  A summary of certain covenants and our results as of June 30, 2013 is as follows:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Per Agreement
	Unsecured Line of Credit(1)	Senior Unsecured Notes	Actual at
Covenant			June 30, 2013
Total Indebtedness to Book Capitalization Ratio maximum	60%	n/a	44%
Secured Indebtedness to Total Assets Ratio maximum	30%	40%	13%
Total Indebtedness to Total Assets maximum	n/a	60%	43%
Unsecured Debt to Unencumbered Assets maximum	60%	n/a	39%
Adjusted Interest Coverage Ratio minimum	n/a	1.50x	3.31x
Adjusted Fixed Charge Coverage minimum	1.50x	n/a	2.61x

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

     On May 4, 2012, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of July 31, 2013, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of July 31, 2013, 9,180,725 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of July 31, 2013, we had $457,112,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangements.

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

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2013	2012	Amount	%	2013	2012	Amount	%
Net income (loss) attributable to common stockholders	$(8,508)	$54,735	$(63,243)	n/a	$46,551	$94,037	$(47,486)	-50%
Funds from operations	230,666	157,932	72,734	46%	401,545	321,783	79,762	25%
EBITDA	319,717	308,047	11,670	4%	692,135	588,116	104,019	18%
Net operating income from continuing operations (NOI)	403,538	302,880	100,658	33%	783,552	591,035	192,517	33%
Same store cash NOI	266,102	258,812	7,290	3%	526,853	513,779	13,074	3%

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$(0.03)	$0.25	$(0.28)	n/a	$0.17	$0.45	$(0.28)	-62%
Funds from operations	0.83	$0.73	$0.10	14%	$1.49	$1.55	$(0.06)	-4%

Interest coverage ratio	2.88x	3.21x	-0.33x	-10%	3.15x	3.12x	0.03x	1%
Fixed charge coverage ratio	2.27x	2.52x	-0.25x	-10%	2.49x	2.42x	0.07x	3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Triple-net

     The following is a summary of our NOI for the seniors housing triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2013	2012	$	%	2013	2012	$	%
SSCNOI(1)	$152,775	$150,569	$2,206	1%	$303,614	$298,355	$5,259	2%
Non-cash NOI attributable to same store properties(1)	8,821	8,563	258	3%	18,576	17,402	1,174	7%
NOI attributable to non same store properties(2)	32,977	16,524	16,453	100%	63,197	27,520	35,677	130%
NOI	$194,573	$175,656	$18,917	11%	$385,387	$343,277	$42,110	12%

(1) Due to increases in cash and non-cash revenues (described below) related to 475 same store properties.
(2) Primarily due to acquisitions of 69 properties and conversions of 17 construction projects into revenue-generating properties subsequent to January 1, 2012.

     The following is a summary of our results of operations for the seniors housing triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2013	2012	$	%	2013	2012	$	%
Revenues:
Rental income	$188,941	$168,911	$20,030	12%	$373,703	$329,810	$43,893	13%
Interest income	5,433	5,984	(551)	-9%	11,276	11,861	(585)	-5%
Other income	199	761	(562)	-74%	408	1,606	(1,198)	-75%
Net operating income from continuing operations (NOI)	194,573	175,656	18,917	11%	385,387	343,277	42,110	12%
Expenses:
Interest expense	3,661	-	3,661	n/a	9,873	252	9,621	3818%
Loss (gain) on derivatives, net	-	96	(96)	-100%	-	96	(96)	-100%
Depreciation and amortization	55,571	52,416	3,155	6%	111,456	101,492	9,964	10%
Transaction costs	11,211	23,683	(12,472)	-53%	11,705	25,205	(13,500)	-54%
Loss (gain) on extinguishment of debt, net	-	2,238	(2,238)	-100%	-	2,238	(2,238)	-100%
	70,443	78,433	(7,990)	-10%	133,034	129,283	3,751	3%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	124,130	97,223	26,907	28%	252,353	213,994	38,359	18%
Income tax benefit (expense)	231	(91)	322	n/a	(531)	(770)	239	-31%
Income (loss) from unconsolidated entities	1,189	(4)	1,193	n/a	2,481	(2)	2,483	n/a
Income from continuing operations	125,550	97,128	28,422	29%	254,303	213,222	41,081	19%
Discontinued operations:
Gain (loss) on sales of properties, net	(29,997)	32,362	(62,359)	n/a	50,704	32,362	18,342	57%
Income (loss) from discontinued operations, net	654	11,055	(10,401)	-94%	1,062	20,900	(19,838)	-95%
Discontinued operations, net	(29,343)	43,417	(72,760)	n/a	51,766	53,262	(1,496)	-3%
Net income	96,207	140,545	(44,338)	-32%	306,069	266,484	39,585	15%
Less: Net income (loss) attributable to noncontrolling interests	(370)	109	(479)	n/a	(739)	(7)	(732)	10457%
Net income attributable to common stockholders	$95,837	$140,654	$(44,817)	-32%	$305,330	$266,477	$38,853	15%

     The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed seniors housing triple-net properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended June 30, 2013, we had no lease renewals but we had 18 leases with rental rate increasers ranging from 0.10% to 0.30% in our seniors housing triple-net portfolio.  The decrease in interest income is attributable to loan payoffs (see Note 6 to our consolidated financial statements for additional information).

     Interest expense for the six months ended June 30, 2013 and 2012 represents $10,535,000 and $6,923,000, respectively, of secured debt interest expense, which is offset by interest allocated to discontinued operations.  The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our seniors housing triple-net property secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$217,592	5.392%	$257,824	5.146%	$218,741	5.393%	$259,000	5.105%
Debt assumed	-	0.000%	56,337	4.945%	-	0.000%	56,337	4.967%
Debt extinguished	-	0.000%	(111,595)	4.801%	-	0.000%	(111,595)	4.801%
Principal payments	(1,171)	5.604%	(665)	5.408%	(2,320)	5.571%	(1,841)	5.410%
Ending balance	$216,421	5.390%	$201,901	5.278%	$216,421	5.390%	$201,901	5.278%

Monthly averages	$216,840	5.391%	$196,590	5.273%	$217,417	5.391%	$226,108	5.181%

     Depreciation and amortization increased primarily as a result of new property acquisitions and the conversions of newly constructed investment properties. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.  The change in transaction costs is primarily due to lower transaction volume offset by a lease termination fee in the current year.

     Changes in gains on sales of properties are related to property sales, which totaled 14 and 18 for the six months ended June 30, 2013 and 2012, respectively.  The following illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at June 30, 2013 as discontinued operations for the periods presented.  Please refer to Note 5 to our consolidated financial statements for further discussion.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Rental income	$1,068	$17,657	$2,486	$35,397
Expenses:
Interest expense	45	3,393	662	6,671
Provision for depreciation	369	3,209	762	7,826
Income from discontinued operations, net	$654	$11,055	$1,062	$20,900

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating

     The following is a summary of our NOI for the seniors housing operating segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2013	2012	$	%	2013	2012	$	%
SSCNOI(1)	$53,135	$49,613	$3,522	7%	$103,145	$97,975	$5,170	5%
NOI attributable to non same store properties(2)	68,888	4,701	64,187	1365%	122,456	7,270	115,186	1584%
NOI	$122,023	$54,314	$67,709	125%	$225,601	$105,245	$120,356	114%

(1) Due to increases in revenues (described below) related to 112 same store properties.
(2) Primarily due to acquisitions of 152 properties subsequent to January 1, 2012.

As discussed in Note 3 to our consolidated financial statements, we completed additional acquisitions within our seniors housing operating segment during the six months ended June 30, 2013. The results of operations for these properties have been included in our consolidated results of operations from the dates of acquisition. The seniors housing operating acquisitions were structured under RIDEA, which is discussed in Note 18 to our consolidated financial statements. When considering new acquisitions utilizing the RIDEA structure, we look for opportunities with best-in-class operators with a strong seasoned leadership team, high-quality real estate in attractive markets, growth potential above the standard rent escalators in our triple-net lease seniors housing portfolio, and alignment of economic interests with our operating partner.  Our seniors housing operating properties offer us the opportunity for external growth because we have the right to fund future seniors housing investment opportunities sourced by our operating partners. The increases in NOI are almost entirely attributable to 152 property acquisitions that have occurred subsequent to January 1, 2012. The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2013	2012	$	%	2013	2012	$	%
Revenues:
Resident fees and services	$370,995	$165,654	$205,341	124%	$698,319	$323,828	$374,491	116%
Interest income	-	-	-	n/a	757	-	757	n/a
	370,995	165,654	205,341	124%	699,076	323,828	375,248	116%
Property operating expenses	248,972	111,340	137,632	124%	473,475	218,583	254,892	117%
Net operating income from continuing operations (NOI)	122,023	54,314	67,709	125%	225,601	105,245	120,356	114%
Other expenses:
Interest expense	19,412	16,227	3,185	20%	38,482	32,062	6,420	20%
Loss (gain) on derivatives, net	(2,716)	(2,772)	56	-2%	(407)	(2,217)	1,810	-82%
Depreciation and amortization	103,646	37,745	65,901	175%	193,521	77,518	116,003	150%
Transaction costs	16,799	2,821	13,978	495%	82,124	4,399	77,725	1767%
Loss (gain) on extinguishment of debt, net	-	(1,179)	1,179	-100%	(308)	(1,179)	871	-74%
	137,141	52,842	84,299	160%	313,412	110,583	202,829	183%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	(15,118)	1,472	(16,590)	-1127%	(87,811)	(5,338)	(82,473)	1545%
Income tax expense	(2,416)	(92)	(2,324)	2526%	(4,145)	(751)	(3,394)	452%
Income (loss) from unconsolidated entities	(8,008)	(598)	(7,410)	1239%	(9,556)	(928)	(8,628)	930%
Net income (loss)	(25,542)	782	(26,324)	-3366%	(101,512)	(7,017)	(94,495)	1347%
Less: Net income (loss) attributable to noncontrolling interests	(1,389)	(706)	(683)	97%	(1,663)	(2,011)	348	-17%
Net income (loss) attributable to common stockholders	$(24,153)	$1,488	$(25,641)	-1723%	$(99,849)	$(5,006)	$(94,843)	1895%

     Fluctuations in revenues and property operating expenses are primarily a result of acquisitions subsequent to June 30, 2012. The fluctuations in depreciation and amortization are due to acquisitions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. Loss from

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

unconsolidated entities during the three and six month periods ended June 30, 2013 is primarily attributable to depreciation and amortization of short-lived intangible assets related to our joint ventures described in Note 7 to our consolidated financial statements. Interest income relates to the Sunrise loan that was acquired upon merger consummation on January 9, 2013.

      Interest expense represents secured debt interest expense as well as interest expense related to our unsecured Canadian term loan discussed in Note 10 to our consolidated financial statements. The following is a summary of our seniors housing operating property secured debt principal activity, which excludes the Canadian term loan (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,488,419	4.925%	1,410,175	5.072%	$1,369,526	4.874%	1,318,647	5.125%
Debt issued	71,340	4.961%	28,395	5.426%	71,340	4.961%	139,395	4.434%
Debt assumed	404,176	3.801%	8,316	5.690%	536,856	4.219%	8,316	5.690%
Debt extinguished	(41,349)	3.587%	(64,282)	2.495%	(49,156)	4.197%	(79,990)	2.644%
Foreign currency	(6,898)	3.868%	-	0.000%	(6,892)	3.867%	-	0.000%
Principal payments	(7,438)	4.709%	(4,672)	5.070%	(13,424)	4.852%	(8,435)	5.042%
Ending balance	$1,908,250	4.738%	$1,377,933	5.203%	$1,908,250	4.738%	$1,377,933	5.203%

Monthly averages	$1,501,263	4.866%	1,378,686	5.204%	$1,481,319	4.893%	1,402,994	5.127%

     The decrease in gains on debt extinguishment is primarily due to less secured debt extinguished in the current year. The change in net derivative gains is due to foreign currency hedges relating to our international investments which are described in Note 11 to our unaudited consolidated financial statements.

    The change in transaction costs is due to both the volume and nature of transactions completed in the current year. The majority of our seniors housing operating properties are formed through partnership interests. Net income attributable to noncontrolling interests for the three month period ended June 30, 2013 and 2012 represents our partners’ share of net income (loss) related to those properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Medical Facilities

     The following is a summary of our NOI for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2013	2012	$	%	2013	2012	$	%
SSCNOI(1)	$60,192	$58,630	$1,562	3%	$120,094	$117,449	$2,645	2%
Non-cash NOI attributable to same store properties(1)	1,808	2,342	(534)	-23%	3,878	5,271	(1,393)	-26%
NOI attributable to non same store properties(2)	24,778	11,695	13,083	112%	48,347	19,315	29,032	150%
NOI	$86,778	$72,667	$14,111	19%	$172,319	$142,035	$30,284	21%

(1) Due to increases in cash and non-cash revenues (described below) related to 171 same store properties.
(2) Primarily due to acquisitions of 34 properties and conversions of construction projects into seven revenue-generating properties subsequent to January 1, 2012.

     The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2013	2012	$	%	2013	2012	$	%
Revenues:
Rental income	$113,524	$94,793	$18,731	20%	$225,050	$182,852	$42,198	23%
Interest income	2,207	1,895	312	16%	4,663	4,159	504	12%
Other income	662	478	184	38%	1,072	1,082	(10)	-1%
	116,393	97,166	19,227	20%	230,785	188,093	42,692	23%
Property operating expenses	29,615	24,499	5,116	21%	58,466	46,058	12,408	27%
Net operating income from continuing operations (NOI)	86,778	72,667	14,111	19%	172,319	142,035	30,284	21%
Other expenses:
Interest expense	10,256	6,596	3,660	55%	19,828	14,871	4,957	33%
Depreciation and amortization	40,891	37,438	3,453	9%	81,860	69,126	12,734	18%
Transaction costs	126	2,187	(2,061)	-94%	287	4,666	(4,379)	-94%
Loss (gain) on extinguishment of debt, net	-	(483)	483	-100%	-	(483)	483	-100%
	51,273	45,738	5,535	12%	101,975	88,180	13,795	16%
Income from continuing operations before income taxes and income from unconsolidated entities	35,505	26,929	8,576	32%	70,344	53,855	16,489	31%
Income tax (expense) benefit	987	(40)	1,027	n/a	715	(173)	888	n/a
Income from unconsolidated entities	1,358	2,058	(700)	-34%	3,877	3,919	(42)	-1%
Income from continuing operations	37,850	28,947	8,903	31%	74,936	57,601	17,335	30%
Discontinued operations:
Gain (loss) on sales of properties, net	-	88	(88)	-100%	1,791	857	934	109%
Income (loss) from discontinued operations, net	(279)	1,840	(2,119)	n/a	951	3,366	(2,415)	-72%
Discontinued operations, net	(279)	1,928	(2,207)	n/a	2,742	4,223	(1,481)	-35%
Net income (loss)	37,571	30,875	6,696	22%	77,678	61,824	15,854	26%
Less: Net income (loss) attributable to noncontrolling interests	106	(6)	112	n/a	150	128	22	17%
Net income (loss) attributable to common stockholders	$37,465	$30,881	$6,584	21%	$77,528	$61,696	$15,832	26%

     The increase in rental income is primarily attributable to the acquisitions of new properties and the construction conversions of medical facilities from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If the Consumer Price Index does not increase, a portion of our

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended June 30, 2013, our consolidated medical office building portfolio signed 61,324 square feet of new leases and 93,166 square feet of renewals.  The weighted-average term of these leases was six years, with a rate of $21.19 per square foot and tenant improvement and lease commission costs of $14.79 per square foot.  Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 3%.  For the three months ended June 30, 2013, we had no lease renewals and no rental rate increasers in our hospital portfolio.

     Interest expense for the six months ended June 30, 2013 and 2012 represents $20,439,000 and $18,905,000, respectively, of secured debt interest expense, which is offset by interest allocated to discontinued operations.  The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our medical facilities secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$709,823	5.950%	$657,622	5.959%	$713,720	5.950%	$520,026	5.981%
Debt assumed	-	0.000%	62,045	5.866%	-	0.000%	220,335	5.861%
Debt extinguished	-	0.000%	(20,269)	5.997%	-	0.000%	(37,622)	5.858%
Principal payments	(4,501)	6.312%	(3,944)	6.323%	(8,398)	6.178%	(7,287)	6.183%
Ending balance	$705,322	5.947%	$695,454	5.947%	$705,322	5.947%	$695,452	5.947%

Monthly averages	$707,413	5.948%	$671,328	5.952%	$709,591	5.949%	$653,779	5.955%

     The increase in property operating expenses and depreciation and amortization is primarily attributable to acquisitions and construction conversions of new medical facilities for which we incur certain property operating expenses offset by property operating expenses associated with discontinued operations.  The change in transaction costs is due primarily to lower transaction volume in the current year.  Income from unconsolidated entities includes our share of net income related to our joint venture investment with Forest City Enterprises and certain unconsolidated property investments related to our strategic joint venture relationship with a national medical office building company.  See Note 7 to our consolidated financial statements for additional information.

     Changes in gains/losses on sales of properties is related to property sales, which totaled six and five for the six months ended June 30, 2013, and 2012, respectively.  The following illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at June 30, 2013 as discontinued operations for the periods presented.  Please refer to Note 5 to our consolidated financial statements for further discussion.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Rental income	$125	$6,540	$1,850	$13,191
Expenses:
Interest expense	170	2,070	331	4,034
Property operating expenses	234	474	568	1,367
Provision for depreciation	-	2,156	-	4,424
Income (loss) from discontinued operations, net	$(279)	$1,840	$951	$3,366

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2013	2012	$	%	2013	2012	$	%
Revenues:
Other income	$164	$243	$(79)	-33%	$245	$478	$(233)	-49%
Expenses:
Interest expense	77,300	68,476	8,824	13%	152,402	132,595	19,807	15%
General and administrative	23,902	25,870	(1,968)	-8%	51,081	53,621	(2,540)	-5%
	101,202	94,346	6,856	7%	203,483	186,216	17,267	9%
Loss from continuing operations before income taxes	(101,038)	(94,103)	(6,935)	7%	(203,238)	(185,738)	(17,500)	9%
Income tax expense	(17)	(1,224)	1,207	-99%	(17)	(1,224)	1,207	-99%
Loss from continuing operations	(101,055)	(95,327)	(5,728)	6%	(203,255)	(186,962)	(16,293)	9%
Less: Preferred stock dividends	16,602	16,719	(117)	-1%	33,203	35,926	(2,723)	-8%
Less: Preferred stock redemption charge	-	6,242	(6,242)	-100%	-	6,242	(6,242)	-100%
Net loss attributable to common stockholders	$(117,657)	$(118,288)	$631	-1%	$(236,458)	$(229,130)	$(7,328)	3%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.  The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2013	2012	$	%	2013	2012	$	%
Senior unsecured notes	$72,975	$64,803	$8,172	13%	$145,155	$124,104	$21,051	17%
Secured debt	126	142	(16)	-11%	236	264	(28)	-11%
Unsecured lines of credit	3,002	2,525	477	19%	7,522	6,639	883	13%
Capitalized interest	(1,386)	(2,139)	753	-35%	(2,992)	(4,558)	1,566	-34%
Swap savings	(4)	(40)	36	-90%	(7)	(80)	73	-91%
Loan expense	2,587	3,185	(598)	-19%	2,488	6,226	(3,738)	-60%
Totals	$77,300	$68,476	$8,824	13%	$152,402	$132,595	$19,807	15%

     The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments.  Please refer to Note 10 of our consolidated financial statements for additional information.  We capitalize certain interest costs associated with funds used for the construction of properties owned directly by us. The amount capitalized is based upon the balances outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized.  Please see Note 11 to our consolidated financial statements for a discussion of our interest rate swap agreements and their impact on interest expense.  Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense changes are primarily due to amortization of costs incurred for senior unsecured note issuances.  The change in interest expense on the unsecured line of credit arrangements is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  Please refer to Note 9 of our consolidated financial statements for additional information regarding our unsecured line of credit arrangements.

     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three months ended June 30, 2013 and 2012 were 3.44% and 5.71%, respectively.  The decline in percent of revenue is primarily related to the increasing revenue base as a result of our acquisitions.

     The changes in preferred stock dividends are primarily attributable to the net effect of issuances, redemptions and conversions.  Please see Note 13 to our consolidated financial statements for additional information.  In connection with the preferred stock redemptions, we recognized charges of $6,242,000 for the three and six months ended June 30, 2012.

Non-GAAP Financial Measures

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
FFO Reconciliations:	2012	2012	2012	2012	2013	2013
Net income (loss) attributable to common stockholders	$39,307	$54,735	$37,269	$90,576	$55,058	$(8,508)
Depreciation and amortization	127,422	132,963	132,858	140,342	187,122	200,477
Impairment of assets	-	-	6,952	22,335	-	-
Loss (gain) on sales of properties, net	(769)	(32,450)	(12,827)	(54,502)	(82,492)	29,997
Noncontrolling interests	(4,990)	(5,189)	(5,440)	(5,439)	(5,793)	(7,821)
Unconsolidated entities	2,887	7,873	11,913	11,735	16,983	16,521
Funds from operations	$163,857	$157,932	$170,725	$205,047	$170,878	$230,666

Average common shares outstanding:
Basic	199,661	213,498	224,391	259,290	260,036	273,091
Diluted	201,658	215,138	226,258	261,210	262,525	276,481

Per share data:
Net income attributable to
common stockholders
Basic	$0.20	$0.26	$0.17	$0.35	$0.21	$(0.03)
Diluted	0.19	0.25	0.16	0.35	0.21	(0.03)

Funds from operations
Basic	$0.82	$0.74	$0.76	$0.79	$0.66	$0.84
Diluted	0.81	0.73	0.75	0.78	0.65	0.83

	Six Months Ended
	June 30,	June 30,
FFO Reconciliations:	2012	2013
Net income attributable to common stockholders	$94,037	$46,551
Depreciation and amortization	260,385	387,599
Impairment of assets	-	-
Loss (gain) on sales of properties, net	(33,219)	(52,495)
Noncontrolling interests	(10,179)	(13,614)
Unconsolidated entities	10,759	33,504
Funds from operations	$321,783	$401,545

Average common shares outstanding:
Basic	206,612	266,602
Diluted	208,237	269,580

Per share data:
Net income attributable to
common stockholders
Basic	$0.46	$0.17
Diluted	0.45	0.17

Funds from operations
Basic	$1.56	$1.51
Diluted	1.55	1.49

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
EBITDA Reconciliations:	2012	2012	2012	2012	2013	2013
Net income	$57,458	$76,875	$53,506	$107,005	$71,799	$7,181
Interest expense	93,722	96,762	96,243	96,573	110,734	110,844
Income tax expense (benefit)	1,470	1,447	836	3,858	2,763	1,215
Depreciation and amortization	127,422	132,963	132,858	140,342	187,122	200,477
EBITDA	$280,072	$308,047	$283,443	$347,778	$372,418	$319,717

Interest Coverage Ratio:
Interest expense	$93,722	$96,762	$96,243	$96,573	$110,734	$110,844
Non-cash interest expense	(3,693)	(2,849)	(2,241)	(2,612)	(3,494)	(1,237)
Capitalized interest	2,420	2,140	2,556	2,664	1,606	1,386
Total interest	92,449	96,053	96,558	96,625	108,846	110,993
EBITDA	$280,072	$308,047	$283,443	$347,778	$372,418	$319,717
Interest coverage ratio	3.03x	3.21x	2.94x	3.60x	3.42x	2.88x

Fixed Charge Coverage Ratio:
Total interest	$92,449	$96,053	$96,558	$96,625	$108,846	$110,993
Secured debt principal payments	8,529	9,567	10,141	10,317	11,319	13,277
Preferred dividends	19,207	16,719	16,602	16,602	16,602	16,602
Total fixed charges	120,185	122,339	123,301	123,544	136,767	140,872
EBITDA	$280,072	$308,047	$283,443	$347,778	$372,418	$319,717
Fixed charge coverage ratio	2.33x	2.52x	2.30x	2.82x	2.72x	2.27x

	Six Months Ended
	June 30,	June 30,
EBITDA Reconciliations:	2012	2013
Net income	$134,329	$78,980
Interest expense	190,484	221,578
Income tax expense (benefit)	2,918	3,978
Depreciation and amortization	260,385	387,599
EBITDA	$588,116	$692,135

Interest Coverage Ratio:
Interest expense	$190,484	$221,578
Non-cash interest expense	(6,542)	(4,731)
Capitalized interest	4,558	2,992
Total interest	188,500	219,839
EBITDA	$588,116	$692,135
Interest coverage ratio	3.12x	3.15x

Fixed Charge Coverage Ratio:
Total interest	$188,500	$219,839
Secured debt principal payments	18,096	24,596
Preferred dividends	35,926	33,203
Total fixed charges	242,522	277,638
EBITDA	$588,116	$692,135
Fixed charge coverage ratio	2.43x	2.49x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
Adjusted EBITDA Reconciliations:	2012	2012	2012	2012	2013	2013
Net income	$238,363	$229,029	$230,181	$294,841	$309,183	$239,491
Interest expense	356,390	368,379	376,811	383,300	400,312	414,394
Income tax expense (benefit)	2,729	3,965	4,578	7,611	8,904	8,672
Depreciation and amortization	476,259	498,169	515,387	533,585	593,285	660,799
Stock-based compensation expense	16,552	16,177	17,003	18,521	17,728	17,607
Provision for loan losses	1,762	1,595	28,471	27,008	27,008	27,008
Loss (gain) on extinguishment of debt, net	(979)	(403)	(188)	(775)	(1,083)	(1,659)
Adjusted EBITDA	$1,091,076	$1,116,911	$1,172,243	$1,264,091	$1,355,337	$1,366,312

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$356,390	$368,379	$376,811	$383,300	$400,312	$414,394
Capitalized interest	10,919	10,745	10,190	9,777	8,964	8,211
Non-cash interest expense	(13,882)	(14,033)	(12,560)	(11,395)	(11,196)	(9,584)
Secured debt principal payments	30,427	32,983	35,920	38,554	41,344	45,054
Preferred dividends	71,028	70,394	69,762	69,129	66,525	66,408
Total fixed charges	454,882	468,468	480,123	489,365	505,949	524,483
Adjusted EBITDA	$1,091,076	$1,116,911	$1,172,243	$1,264,091	$1,355,337	$1,366,312
Adjusted fixed charge coverage ratio	2.40x	2.38x	2.44x	2.58x	2.68x	2.61x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Amounts are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
NOI Reconciliations:	2012	2012	2012	2012	2013	2013
Total revenues:
Seniors housing triple-net	$167,621	$175,656	$184,970	$187,269	$190,814	$194,573
Seniors housing operating	158,174	165,654	174,464	205,470	328,081	370,995
Medical facilities	90,927	97,166	102,539	107,253	114,392	116,393
Non-segment/corporate	235	243	277	158	81	164
Total revenues	416,957	438,719	462,250	500,150	633,368	682,125
Property operating expenses:
Seniors housing operating	107,243	111,340	118,369	134,726	224,503	248,972
Medical facilities	21,559	24,499	25,655	26,726	28,851	29,615
Total property operating expenses	128,802	135,839	144,024	161,452	253,354	278,587
Net operating income:
Seniors housing triple-net	167,621	175,656	184,970	187,269	190,814	194,573
Seniors housing operating	50,931	54,314	56,095	70,744	103,578	122,023
Medical facilities	69,368	72,667	76,884	80,527	85,541	86,778
Non-segment/corporate	235	243	277	158	81	164
Net operating income from continuing operations (NOI)	288,155	302,880	318,226	338,698	380,014	403,538
Reconciling items:
Interest expense	(88,481)	(91,299)	(92,113)	(93,819)	(109,830)	(110,629)
Loss (gain) on derivatives, net	(555)	2,676	(409)	113	(2,309)	2,716
Depreciation and amortization	(120,537)	(127,599)	(128,815)	(137,320)	(186,729)	(200,108)
General and administrative	(27,751)	(25,870)	(23,679)	(20,039)	(27,179)	(23,902)
Transaction costs	(5,579)	(28,691)	(8,264)	(19,074)	(65,980)	(28,136)
Loss (gain) on extinguishment of debt, net	-	(576)	(215)	1,566	308	-
Provision for loan losses	-	-	(27,008)	-	-	-
Income tax benefit (expense)	(1,470)	(1,447)	(836)	(3,858)	(2,763)	(1,215)
Income from unconsolidated entities	1,532	1,456	(739)	232	2,262	(5,461)
Income (loss) from discontinued operations, net	12,144	45,345	17,358	40,505	84,005	(29,622)
Preferred dividends	(19,207)	(16,719)	(16,602)	(16,602)	(16,602)	(16,602)
Preferred stock redemption charge	-	(6,242)	-	-	-	-
Loss (income) attributable to noncontrolling interests	1,056	821	365	174	(139)	913
	(248,848)	(248,145)	(280,957)	(248,122)	(324,956)	(412,046)
Net income (loss) attributable to common stockholders	$39,307	$54,735	$37,269	$90,576	$55,058	$(8,508)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30,	June 30,
NOI Reconciliations:	2012	2013
Total revenues:
Seniors housing triple-net	$343,277	$385,387
Seniors housing operating	323,828	699,076
Medical facilities	188,093	230,785
Non-segment/corporate	478	245
Total revenues	855,676	1,315,493
Property operating expenses:
Seniors housing operating	218,583	473,475
Medical facilities	46,058	58,466
Total property operating expenses	264,641	531,941
Net operating income:
Seniors housing triple-net	343,277	385,387
Seniors housing operating	105,245	225,601
Medical facilities	142,035	172,319
Non-segment/corporate	478	245
Net operating income from continuing operations	591,035	783,552
Reconciling items:
Interest expense	(179,780)	(220,585)
Loss (gain) on derivatives, net	2,121	407
Depreciation and amortization	(248,136)	(386,837)
General and administrative	(53,621)	(51,081)
Transaction costs	(34,270)	(94,116)
Loss (gain) on extinguishment of debt, net	(576)	308
Income tax benefit (expense)	(2,918)	(3,978)
Income from unconsolidated entities	2,989	(3,198)
Income (loss) from discontinued operations, net	57,485	54,508
Preferred dividends	(35,926)	(33,203)
Preferred stock redemption charge	(6,242)	-
Loss (income) attributable to noncontrolling interests	1,876	774
	(496,998)	(737,001)
Net income (loss) attributable to common stockholders	$94,037	$46,551

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
Same Store Cash NOI Reconciliations:		2012	2012	2012	2012	2013	2013
Net operating income from continuing operations:
Seniors housing triple-net		$167,621	$175,653	$184,970	$187,269	$190,814	$194,573
Seniors housing operating		50,931	54,314	56,095	70,744	103,578	122,023
Medical facilities		69,368	72,667	76,884	80,527	85,541	86,777
Total		287,920	302,634	317,949	338,540	379,933	403,373
Adjustments:
Seniors housing triple-net:
Non-cash NOI on same store properties		(8,839)	(8,563)	(9,091)	(9,229)	(9,755)	(8,821)
NOI attributable to non same store properties		(10,996)	(16,521)	(24,338)	(29,375)	(30,219)	(32,977)
Subtotal		(19,835)	(25,084)	(33,429)	(38,604)	(39,974)	(41,798)
Seniors housing operating:
Non-cash NOI on same store properties		-	-	-	-	-	-
NOI attributable to non same store properties		(2,569)	(4,701)	(6,106)	(19,299)	(53,568)	(68,888)
Subtotal		(2,569)	(4,701)	(6,106)	(19,299)	(53,568)	(68,888)
Medical facilities:
Non-cash NOI on same store properties		(2,929)	(2,342)	(2,325)	(2,322)	(2,071)	(1,807)
NOI attributable to non same store properties		(7,620)	(11,695)	(15,256)	(18,553)	(23,568)	(24,778)
Subtotal		(10,549)	(14,037)	(17,581)	(20,875)	(25,639)	(26,585)
Same store cash net operating income:	Properties
Seniors housing triple-net	475	147,786	150,569	151,541	148,665	150,840	152,775
Seniors housing operating	112	48,362	49,613	49,989	51,445	50,010	53,135
Medical facilities	171	58,819	58,630	59,303	59,652	59,902	60,192
Total	758	$254,967	$258,812	$260,833	$259,762	260,752	$266,102

		Six Months Ended
		June 30,	June 30,
Same Store Cash NOI Reconciliations:		2012	2013
Net operating income from continuing operations:
Seniors housing triple-net		$343,277	$385,387
Seniors housing operating		105,245	225,601
Medical facilities		142,035	172,319
Total		590,557	783,307
Adjustments:
Seniors housing triple-net:
Non-cash NOI on same store properties		(17,402)	(18,576)
NOI attributable to non same store properties		(27,520)	(63,197)
Subtotal		(44,922)	(81,773)
Seniors housing operating:
Non-cash NOI on same store properties		-	-
NOI attributable to non same store properties		(7,270)	(122,456)
Subtotal		(7,270)	(122,456)
Medical facilities:
Non-cash NOI on same store properties		(5,271)	(3,878)
NOI attributable to non same store properties		(19,315)	(48,347)
Subtotal		(24,586)	(52,225)
Same store cash net operating income:	Properties
Seniors housing triple-net	475	298,355	303,614
Seniors housing operating	112	97,975	103,145
Medical facilities	171	117,449	120,094
Total	758	$513,779	$526,853

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Disclosures

Health Care Reimbursements

Policy and legislative changes that increase or decrease government reimbursement impact our operators and tenants that participate in Medicare, Medicaid or other government programs.  To the extent that policy or legislative changes decrease government reimbursement to our operators and tenants, our revenue and operations may be indirectly adversely affected.

On July 31, 2013 the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule for the skilled nursing prospective payment system that sets forth payment rate changes for the 2014 fiscal year, which begins on October 1, 2013.  Under the final rule, skilled nursing facilities (“SNFs”) will receive a net payment increase of 1.3%, which is based on a 2.3% increase in the SNF market basket, less a 0.5% forecast error adjustment, and less a 0.5% multi-factor productivity adjustment.  CMS is implementing a forecast error adjustment because the forecasted fiscal year 2012 market basket percentage change exceeded the actual SNF market basket percentage change by 0.51%, a figure that is in excess of the 0.5% threshold adopted by the agency for determining when a forecast error adjustment will be applied.

On November 21, 2011, the Joint Select Committee on Deficit Reduction, which was created by the Budget Control Act of 2011, concluded its work and issued a statement that it was not able to make a bipartisan agreement, thus triggering the sequestration process.  On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (“Taxpayer Relief Act”), which delayed the sequestration process until March 1, 2013.  While the sequester went into effect March 1, 2013, effective April 1, 2013, provider payments under Medicare Parts A and B, Medicare Advantage, and Medicare Part D, will be reduced up to 2% annually.  However, Medicaid spending and most of the spending on subsidies is exempt from reduction.

The Balanced Budget Act of 1997 mandated caps on Medicare reimbursement for certain therapy services.  However, Congress imposed various waivers on the implementation of those caps.  The Middle Class Tax Relief and Job Creation Act of 2012 (“Job Creation Act”) made a number of changes effective on October 1, 2012, including applying the therapy caps to outpatient hospitals, creating two new threshold amounts of $3,700 (one for each therapy cap amount), and requiring a manual medical review process of claims over these new thresholds. CMS announced on March 1, 2013 that, until the agency provides further guidance, all therapy claims that are suspended for Manual Medical Review of Therapy Services above the $3,700 threshold will be subject to prepayment medical review.  On July 9, 2013, CMS released an advanced copy of its proposed calendar year 2014 Medicare Physician Fee Schedule, which proposes to extend the therapy cap limitation to services provided at critical access hospitals.  The Taxpayer Relief Act extended the Job Creation Act provisions related to payment for Medicare outpatient therapy services and extended the historical therapy cap waiver and exceptions process through December 31, 2013.  The Taxpayer Relief Act also increased the multiple procedure discount for Medicare Part B therapy services from 25% to 50% effective April 1, 2013, which will lower revenues for certain operators or tenants.

 CMS annually adjusts the Medicare Physician Fee Schedule payment rates based on an update formula that includes application of the Sustainable Growth Rate (“SGR”), which is an annual growth rate established by CMS and is intended to control growth in aggregate Medicare expenditures for physicians’ services and the allowed and actual expenditures for physicians’ services.  On November 1, 2012, CMS published the calendar year 2013 Physician Fee Schedule final rule that called for a negative 26.5% update under the statutory SGR formula.  The Taxpayer Relief Act provided for a zero percent update, blocking this cut through December 31, 2013.  In March 2013, CMS estimated a negative 24.4% update under the statutory SGR formula for calendar year 2014.  Additionally, House Energy and Commerce and Ways and Means panels released a plan in April 2013 to eliminate the SGR updates and emphasized the importance of tailoring a permanent fix for different medical specialties.  House lawmakers have continued to propose Medicare physician payment system reforms, including a revised plan released by House Energy and Commerce Committee leaders in June 2013 that proposes to replace the SGR with a quality measure system, but have yet to adopt an agreed upon-plan to eliminate the SGR.

Medicaid is a major payor source for residents in our SNFs and hospitals.  The federal and state government share responsibility for financing Medicaid.  President Obama’s proposed fiscal year budget for 2013 included several proposals that would have lowered federal spending for Medicaid, potentially impacting provider Medicaid reimbursement rates.  The proposals included new limits on state provider taxes, phasing down the existing Medicaid provider tax, and blending the Federal matching rate for state Medicaid and the Children’s Health Insurance Program.  Although the President’s proposed fiscal year budget for 2014 did not include these proposals, it nevertheless called for an overall reduction in federal health care spending by $401 billion over ten years, with savings stemming from several cost-saving proposals including reduced Medicare payments for long-term care hospitals, SNFs, and other post-acute care providers.  In June, 2013, leaders of the House Ways and Means and Senate Finance committees solicited input  from stakeholders on proposals to reform Medicare payment for post-acute services, requesting comments by August 19 on proposals by the Medicare Payment Advisory Commission, the Obama administration, the Bipartisan Policy Center, and the Simpson-Bowles Commission for market-basket cuts, site-neutral payment, SNF readmission penalties, and bundled payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 On May 10, 2013, CMS published a proposed rule for the Medicare Inpatient Prospective Payment System, which sets forth proposed acute care and long-term care hospital payment rate changes for the 2014 fiscal year.  Based on CMS’s proposed rule for fiscal year 2014, the Medicare rates for acute care hospitals will increase by 0.8% and rates for long-term care hospitals will increase by 0.5%, accounting for adjustments, such as the multifactor productivity adjustment and the second year adjustment for a three-year phase-in of a one-time 3.75% budget neutrality adjustment to the long-term care hospital rate.  CMS also proposes to let expire the one-year extension of the existing moratorium on the 25% threshold policy, a policy that imposes lower Medicare payments, in certain circumstances, on those long-term care hospitals that admit more than 25% of their patients from a single acute care hospital.  The expiration of the moratorium on the 25% threshold policy will impact cost reporting periods which begin on or after October 1, 2013.

On July 31, 2013, CMS issued a final rule for the Medicare Inpatient Rehabilitation Facilities Prospective Payment System that sets forth payment rate changes for the 2014 fiscal year, which begins on October 1, 2013.  Under the final rule for fiscal year 2014, the Medicare rates for inpatient rehabilitation facilities will increase by 1.8%, which includes a 2.6% market basket increase factor, reduced by a 0.5% multi-factor productivity adjustment and an additional 0.3% point reduction as required by the Health Reform Laws.

Additionally, CMS proposes a number of changes to comply with the Health Reform Laws.  CMS proposes to revise the reimbursement formula for disproportionate share hospitals resulting in these hospitals receiving only 25% of the amount they currently receive and the remaining 75% being re-allocated to certain hospitals that provide a certain amount of uncompensated care.  Also, beginning in fiscal year 2015, hospitals that rank among the lowest-performing 25% with regard to hospital-acquired conditions will see a 1% reduction in Medicare payment rates.  CMS also will increase the maximum payment reduction under the Hospital Readmissions Reduction program, which began on October 1, 2012, to 2% of payment amounts in fiscal year 2014.  For fiscal year 2014, CMS is increasing the applicable percent reduction, the portion of Medicare payments available to fund the Value-Based Purchasing Program’s value-based incentive payments, to 1.25%.

A number of additional rules recently proposed by CMS could have further implications on the reimbursement for our operators and tenants if finalized.  For example, on March 18, 2013, CMS published a proposed rule that would allow Medicare to pay for additional hospital inpatient services under Medicare Part B.  Specifically, the proposed rule would allow additional Part B payment when a Medicare Part A claim is denied because the beneficiary should have been treated as an outpatient, rather than being admitted to the hospital as an inpatient.  On May 15, 2013, CMS published a proposed rule to implement the provision of the Health Reform Laws that reduces Medicaid disproportionate share hospital allotments.  Once finalized, the proposed rule would go into effect October 1, 2013, unless Congress enacts the President’s Budget proposal to delay the Medicaid disproportionate share hospital allotment reductions until fiscal year 2015.

Other Related Laws

All health care providers are subject to a number of federal and state health care fraud and abuse laws, including, but not limited to, the Federal Anti-Kickback Statute (“AKS”), which generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal health care program, such as Medicare or Medicaid.  On April 17, 2013, the Department of Health and Human Services’ (“HHS”) Office of Inspector General (“OIG”), which is the agency charged with enforcement of the AKS, released a revised provider self-disclosure protocol (“SDP”).  The SDP establishes a process for providers to voluntarily identify and disclose potential cases of fraud involving federal health care programs.  The SDP notes that damages calculations will begin at 1.5 times the amount actually paid by federal health care programs and that disclosing entities should expect minimum settlement amounts of $50,000 for kickback-related submissions and $10,000 for all other matters eligible for disclosure under the SDP.  Such settlements could have an adverse effect on a property operator’s liquidity and financial condition, which could negatively impact the operator’s ability to make payments.

Certain provisions in the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require health care providers to utilize federally mandated standards for certain electronic transactions and maintain the privacy and security of medical records and other protected health information about individuals.  Operators may face significant financial and criminal liability if they fail to maintain the privacy and security of medical records and other protected health information or otherwise abide by applicable requirements.  The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, passed in February 2009, strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009.  In October 2009, the Office for Civil Rights (“OCR”) issued an interim Final Rule which conformed HIPAA enforcement regulations to the HITECH Act, increasing the maximum penalty for multiple violations of a single requirement or prohibition in a calendar year to $1.5 million.  Additionally, on January 25, 2013, OCR promulgated a final rule, which expands the applicability of HIPAA and HITECH and strengthens the government’s ability to enforce these laws.  The changes also strengthen the HITECH breach notification requirements by clarifying when breaches of unsecured health information must be reported to HHS. Generally, covered entities and business associates must come into compliance with the final rule by September 23, 2013, though some exceptions exist (e.g., a later deadline for modification of certain business associate agreements).

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on May 7, 2013, for further information regarding significant accounting policies that impact us.  There have been no material changes to these policies in 2013.

Forward-Looking Statements and Risk Factors

    This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of facilities; the performance of its operators/tenants and facilities; its ability to enter into agreements with viable new tenants for vacant space or for facilities that the company takes back from financially troubled tenants, if any; its occupancy rates; its ability to acquire, develop and/or manage facilities; its ability to make distributions to stockholders; its policies and plans regarding investments, financings and other matters; its ability to manage the risks associated with international expansion and operations; its tax status as a real estate investment trust; its critical accounting policies; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  The company’s expected results may not be achieved, and actual results may differ materially from expectations.  This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care, seniors housing and life science industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with profitable results; the failure to make new investments as and when anticipated; acts of God affecting the company’s facilities; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; regulatory approval and market acceptance of the products and technologies of life science tenants; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting the company’s facilities; changes in rules or practices governing the company’s financial reporting; the movement of foreign currency exchange rates; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention.  Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on May 7, 2013, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	June 30, 2013		December 31, 2012
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$6,632,201	$418,980	$6,145,457	$451,478
Secured debt	2,554,276	99,359	2,024,454	96,290
Totals	$9,186,477	$518,339	$8,169,911	$547,768

     Our variable rate debt, including our unsecured line of credit arrangements, is reflected at fair value. At June 30, 2013, we had no amounts outstanding related to our variable rate lines of credit and $285,506,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $2,855,000. At December 31, 2012, we had no amounts outstanding under our variable rate lines of credit and $276,006,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $2,760,000.

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

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impacts the amount of net income we earn from our investments in Canada and the United Kingdom. We seek to mitigate these underlying foreign currency exposures with gains and losses on derivative contracts hedging these exposures.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing properties outside the United States, we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollar, Canadian Dollars or Pounds Sterling.

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

Item 1A. Risk Factors

     Except as provided in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Risk Factors,” there have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on May 7, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On May 30, 2013, we issued 17,488 shares of our common stock to a national medical office partner pursuant to the terms of our strategic partnership.   The shares were issued without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended, upon such partnership earning success and completion fees in connection with the development of new projects.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	138	$72.76
May 1, 2013 through May 31, 2013	-	-
June 1, 2013 through June 30, 2013	-	-
Totals	138	$72.76

(1) During the three months ended June 30, 2013, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 5. Other Information

Preferred Stock — Certificates of Elimination

     On August 2, 2013, we filed certificates of elimination with the Delaware Secretary of State to eliminate from our Second Restated Certificate of Incorporation, as amended, all matters set forth in the certificates of designation for the 7 7/8% Series D Cumulative Redeemable Preferred Stock and the 7 5/8% Series F Cumulative Redeemable Preferred Stock.  All 4,000,000 shares of the 7 7/8% Series D Cumulative Redeemable Preferred Stock and all 7,000,000 shares of the 7 5/8% Series F Cumulative Redeemable Preferred Stock were redeemed by us on April 2, 2012.

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

3.1              Certificate of Elimination of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the company.

3.2              Certificate of Elimination of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the company.

10.1            Health Care REIT, Inc. 2013-2015 Long-Term Incentive Program.

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

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB   XBRL Taxonomy Extension Label Linkbase Document*

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Equity for the six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) the Notes to Unaudited Consolidated Financial Statements.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HEALTH CARE REIT, INC.
Date: August 6, 2013	By:	/s/ GEORGE L. CHAPMAN
George L. Chapman,
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2013	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2013	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President and Controller (Principal Accounting Officer)