Form 10-Q
period 2013-09-30
HEALTH CARE REIT INC /DE/
filed 2013-11-05
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, the registrant had 288,670,688 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$1,869,234	$1,365,391
Buildings and improvements	20,387,577	15,635,127
Acquired lease intangibles	1,050,542	673,684
Real property held for sale, net of accumulated depreciation	2,141	245,213
Construction in progress	158,006	162,984
Gross real property owned	23,467,500	18,082,399
Less accumulated depreciation and amortization	(2,168,334)	(1,555,055)
Net real property owned	21,299,166	16,527,344
Real estate loans receivable	307,377	895,665
Net real estate investments	21,606,543	17,423,009
Other assets:
Equity investments	475,574	438,936
Goodwill	68,321	68,321
Deferred loan expenses	68,569	66,327
Cash and cash equivalents	164,838	1,033,764
Restricted cash	80,890	107,657
Receivables and other assets	585,070	411,095
Total other assets	1,443,262	2,126,100
Total assets	$23,049,805	$19,549,109

Liabilities and equity
Liabilities:
Borrowings under unsecured line of credit arrangement	$847,670	$0
Senior unsecured notes	6,395,638	6,114,151
Secured debt	3,115,862	2,336,196
Capital lease obligations	84,069	81,552
Accrued expenses and other liabilities	660,441	462,099
Total liabilities	11,103,680	8,993,998
Redeemable noncontrolling interests	31,706	34,592
Equity:
Preferred stock	1,022,917	1,022,917
Common stock	288,249	260,396
Capital in excess of par value	12,349,678	10,543,690
Treasury stock	(21,263)	(17,875)
Cumulative net income	2,301,869	2,184,819
Cumulative dividends	(4,363,376)	(3,694,579)
Accumulated other comprehensive income (loss)	(23,475)	(11,028)
Other equity	5,864	6,461
Total Health Care REIT, Inc. stockholders’ equity	11,560,463	10,294,801
Noncontrolling interests	353,956	225,718
Total equity	11,914,419	10,520,519
Total liabilities and equity	$23,049,805	$19,549,109

NOTE: The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands, except per share data)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2013	2012	2013	2012
Revenues:
	Rental income	$311,731	$277,919	$909,659	$789,748
	Resident fees and services	466,127	174,464	1,164,446	498,295
	Interest income	7,629	8,111	24,325	24,131
	Other income	1,443	1,339	3,168	4,505
	Total revenues	786,930	461,833	2,101,598	1,316,679
Expenses:
	Interest expense	116,530	91,915	336,585	271,223
	Property operating expenses	342,730	144,417	874,960	409,236
	Depreciation and amortization	242,668	127,844	628,700	373,344
	General and administrative	28,718	23,679	79,799	77,302
	Transaction costs	23,591	8,264	117,707	42,535
	Loss (gain) on derivatives, net	4,872	409	4,465	(1,712)
	Loss (gain) on extinguishment of debt, net	(4,068)	215	(4,376)	791
	Provision for loan losses	0	27,008	0	27,008
	Total expenses	755,041	423,751	2,037,840	1,199,727
Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	31,889	38,082	63,758	116,952
Income tax (expense) benefit		(3,077)	(836)	(7,055)	(3,754)
Income (loss) from unconsolidated entities		(331)	(739)	(3,529)	2,250
Income (loss) from continuing operations		28,481	36,507	53,174	115,448
Discontinued operations:
	Gain (loss) on sales of properties, net	4,707	12,827	57,202	46,046
	Impairment of assets	0	(6,952)	0	(6,952)
	Income (loss) from discontinued operations, net	417	11,124	2,212	33,294
	Discontinued operations, net	5,124	16,999	59,414	72,388
Net income		33,605	53,506	112,588	187,836
Less:	Preferred stock dividends	16,602	16,602	49,805	52,527
Less:	Preferred stock redemption charge	0	0	0	6,242
Less:	Net income (loss) attributable to noncontrolling interests(1)	(3,688)	(365)	(4,462)	(2,241)
Net income (loss) attributable to common stockholders		$20,691	$37,269	$67,245	$131,308

Average number of common shares outstanding:
	Basic	286,020	224,391	273,148	212,592
	Diluted	288,029	226,258	275,247	214,075

Earnings per share:
	Basic:
	Income (loss) from continuing operations
	attributable to common stockholders	$0.05	$0.09	$0.03	$0.28
	Discontinued operations, net	0.02	0.08	0.22	0.34
	Net income (loss) attributable to common stockholders*	$0.07	$0.17	$0.25	$0.62

	Diluted:
	Income (loss) from continuing operations
	attributable to common stockholders	$0.05	$0.09	$0.03	$0.28
	Discontinued operations, net	0.02	0.08	0.22	0.34
	Net income (loss) attributable to common stockholders*	$0.07	$0.16	$0.24	$0.61

Dividends declared and paid per common share		$0.765	$0.74	$2.295	$2.22

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$33,605	$53,506	$112,588	$187,836

Other comprehensive income (loss):
Unrecognized gain (loss) on equity investments	(260)	230	(346)	192
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gain (loss)	473	414	1,416	1,138
Foreign currency translation gain (loss)	25,693	2,514	(18,164)	166
Total other comprehensive income (loss)	25,906	3,158	(17,094)	1,496

Total comprehensive income (loss)	59,511	56,664	95,494	189,332
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	(3,881)	(365)	(9,109)	(2,241)
Total comprehensive income (loss) attributable to common stockholders	$63,392	$57,029	$104,603	$191,573

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Nine Months Ended September 30, 2013
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,022,917	$260,396	$10,543,690	$(17,875)	$2,184,819	$(3,694,579)	$(11,028)	$6,461	$225,718	$10,520,519
Comprehensive income:
Net income (loss)					117,050				(2,345)	114,705
Other comprehensive income							(12,447)		(4,647)	(17,094)
Total comprehensive income										97,611
Net change in noncontrolling interests		1,109	23,410						135,230	159,749
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		2,756	176,840	(3,388)				(1,448)		174,760
Proceeds from issuance of common stock		23,000	1,607,281							1,630,281
Equity component of convertible debt		988	(1,543)							(555)
Option compensation expense								851		851
Cash dividends paid:
Common stock cash dividends						(618,992)				(618,992)
Preferred stock cash dividends						(49,805)				(49,805)
Balances at end of period	$1,022,917	$288,249	$12,349,678	$(21,263)	$2,301,869	$(4,363,376)	$(23,475)	$5,864	$353,956	$11,914,419

	Nine Months Ended September 30, 2012
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,010,417	$192,299	$7,019,714	$(13,535)	$1,893,806	$(2,972,129)	$(11,928)	$6,120	$153,883	$7,278,647
Comprehensive income:
Net income (loss)					190,077				(1,272)	188,805
Other comprehensive income							1,496			1,496
Total comprehensive income										190,301
Net change in noncontrolling interests			(1,529)						13,767	12,238
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		1,784	102,238	(3,996)				(1,046)		98,980
Proceeds from issuance of common stock		64,400	3,383,008							3,447,408
Proceeds from issuance of preferred stock	287,500		(9,813)							277,687
Redemption of preferred stock	(275,000)		6,202		(6,242)					(275,040)
Equity component of convertible debt		1,039	2,237							3,276
Option compensation expense								2,371		2,371
Cash dividends paid:
Common stock cash dividends						(460,936)				(460,936)
Preferred stock cash dividends						(52,527)				(52,527)
Balances at end of period	$1,022,917	$259,522	$10,502,057	$(17,531)	$2,077,641	$(3,485,592)	$(10,432)	$7,445	$166,378	$10,522,405

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Net income	$112,588	$187,836
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	630,579	393,243
Other amortization expenses	6,662	11,702
Provision for loan losses	0	27,008
Impairment of assets	0	6,952
Stock-based compensation expense	16,650	16,229
Loss (gain) on derivatives, net	4,465	(1,712)
Loss (gain) on extinguishment of debt, net	(4,376)	791
Loss (income) from unconsolidated entities	3,529	(2,250)
Rental income in excess of cash received	(31,226)	(32,069)
Amortization related to above (below) market leases, net	313	767
Loss (gain) on sales of properties, net	(57,202)	(46,046)
Distributions by unconsolidated entities	0	3,920
Increase (decrease) in accrued expenses and other liabilities	9,646	16,417
Decrease (increase) in receivables and other assets	(65,721)	(19,318)
Net cash provided from (used in) operating activities	625,907	563,470

Investing activities:
Investment in real property, net of cash acquired	(3,354,716)	(2,119,796)
Capitalized interest	(4,698)	(7,113)
Investment in real estate loans receivable	(77,336)	(35,894)
Other investments, net of payments	(16,589)	26,752
Principal collected on real estate loans receivable	85,555	16,577
Contributions to unconsolidated entities	(381,667)	(227,735)
Distributions by unconsolidated entities	31,699	12,592
Proceeds from (payments on) derivatives	60,909	4,435
Decrease (increase) in restricted cash	68,796	(69,809)
Proceeds from sales of real property	385,493	302,377
Net cash provided from (used in) investing activities	(3,202,554)	(2,097,614)

Financing activities:
Net increase (decrease) under unsecured lines of credit arrangements	834,050	(610,000)
Proceeds from issuance of senior unsecured notes	497,862	842,323
Payments to extinguish senior unsecured notes	(217,615)	(370,524)
Net proceeds from the issuance of secured debt	85,140	145,713
Payments on secured debt	(575,373)	(272,399)
Net proceeds from the issuance of common stock	1,792,552	3,536,232
Net proceeds from the issuance of preferred stock	0	277,687
Redemption of preferred stock	0	(275,000)
Decrease (increase) in deferred loan expenses	(12,398)	(5,119)
Contributions by noncontrolling interests(1)	5,350	12,106
Distributions to noncontrolling interests(1)	(22,502)	(15,283)
Acquisitions of noncontrolling interests	(23,247)	0
Cash distributions to stockholders	(668,797)	(513,463)
Other financing activities	(1,710)	641
Net cash provided from (used in) financing activities	1,693,312	2,752,914
Effect of foreign currency translation on cash and cash equivalents	14,409	0
Increase (decrease) in cash and cash equivalents	(868,926)	1,218,770
Cash and cash equivalents at beginning of period	1,033,764	163,482
Cash and cash equivalents at end of period	$164,838	$1,382,252

Supplemental cash flow information:
Interest paid	$342,739	$275,246
Income taxes paid	5,146	3,012

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in seniors housing and health care real estate. Our full service platform offers property management and development services to our customers. As of September 30, 2013, our diversified portfolio consisted of 1,197 properties in 46 states, the United Kingdom, and Canada.  Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily an indication of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on August 6, 2013.

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Seniors Housing Triple-net Activity

		Nine Months Ended
	(In thousands)	September 30, 2013(1)	September 30, 2012
	Land and land improvements	$56,665	$79,325
	Buildings and improvements	211,903	935,036
	Total assets acquired	268,568	1,014,361
	Secured debt	-	(86,186)
	Accrued expenses and other liabilities	-	(3,340)
	Total liabilities assumed	-	(89,526)
	Capital in excess of par	-	1,024
	Noncontrolling interests	-	(16,826)
	Non-cash acquisition related activity	-	(310)
	Cash disbursed for acquisitions	268,568	908,723
	Construction in progress additions	103,951	131,579
Less:	Capitalized interest	(3,337)	(4,228)
	Cash disbursed for construction in progress	100,614	127,351
	Capital improvements to existing properties	27,819	48,450
	Total cash invested in real property, net of cash acquired	$397,001	$1,084,524

(1) Includes acquisitions with an aggregate purchase price of $268,568,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

     Seniors Housing Operating Activity

     Acquisitions of seniors housing operating properties are structured under RIDEA, which is described in Note 18.  This structure results in the inclusion of all resident revenues and related property operating expenses from the operation of these qualified health care properties in our consolidated statements of comprehensive income.  Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. See Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on August 6, 2013, for information regarding our foreign currency policies.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Nine Months Ended
	(In thousands)	September 30, 2013(1)	September 30, 2012
	Land and land improvements	$437,046	$46,391
	Building and improvements	4,214,254	450,255
	Acquired lease intangibles	377,929	39,875
	Restricted cash	41,524	-
	Receivables and other assets	81,546	2,247
	Total assets acquired(2)	5,152,299	538,768
	Secured debt	(1,261,093)	(8,684)
	Accrued expenses and other liabilities	(86,412)	(5,480)
	Total liabilities assumed	(1,347,505)	(14,164)
	Noncontrolling interests	(230,441)	(2,054)
	Non-cash acquisition related activity(3)	(856,103)	-
	Cash disbursed for acquisitions	2,718,250	522,550
	Construction in progress additions	1,521	-
Less:	Capitalized interest	(18)	-
	Cash disbursed for construction in progress	1,503	-
	Capital improvements to existing properties	36,813	13,325
	Total cash invested in real property, net of cash acquired	$2,756,566	$535,875

(1) Includes acquisitions with an aggregate purchase price of $5,152,299,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $87,406,000 and $4,369,000 of cash acquired during the nine months ended September 30, 2013 and 2012, respectively.
(3) Represents Sunrise loan and noncontrolling interests acquisitions.

     Sunrise Merger

     In August 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sunrise Senior Living, Inc. (“Sunrise”), pursuant to which we agreed to acquire Sunrise in an all-cash merger (the “Merger”) in which Sunrise stockholders would receive $14.50 in cash for each share of Sunrise common stock. On January 9, 2013, we completed our acquisition of the Sunrise property portfolio.  The Sunrise Merger advances our strategic vision to own higher-end, private pay properties located in major metropolitan markets.  On July 1, 2013, we acquired the remaining interests in 49 previously unconsolidated properties.  As of September 30, 2013, 120 properties are wholly owned and 5 properties are held in unconsolidated entities (see Note 7 for additional information).  The total estimated purchase price of approximately $4,155,052,000, including approximately $2,456,011,000 of cash consideration, has been allocated on a preliminary basis to the tangible and identifiable intangible assets and liabilities in the table above based on respective fair values in accordance with our accounting policies. We funded the cash consideration and other associated costs of the acquisition from cash on-hand as well as draws on our primary unsecured line of credit and unsecured term loan (see Notes 9 and 10 for additional information).

     We recognized $201,941,000 and $443,221,000 of revenues and $65,942,000 and $145,264,000 of net operating income from continuing operations related to the consolidated Sunrise portfolio during the three and nine month periods ended September 30, 2013, respectively.  In addition, we incurred $72,337,000 of transaction costs, which include advisory fees, due diligence costs, severances, and fees for legal and valuation services during the nine month period ended September 30, 2013.  These amounts are included in the seniors housing operating results reflected in Note 17.

The following unaudited pro forma consolidated results of operation have been prepared as if the Sunrise Merger had occurred as of January 1, 2012 based on the preliminary purchase price allocations discussed above. Amounts are in thousands, except per share data:

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30,	September 30,
	2013	2012
Revenues	$2,268,062	$1,828,395
Income (loss) from continuing operations attributable to common stockholders	$(2,079)	$(59,769)
Income (loss) from continuing operations attributable to common stockholders per share:
Basic	$(0.01)	$(0.28)
Diluted	$(0.01)	$(0.28)

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Medical Facilities Activity

		Nine Months Ended
	(In thousands)	September 30, 2013(1)	September 30, 2012
	Land and land improvements	$-	$53,493
	Buildings and improvements	144,708	487,255
	Acquired lease intangibles	-	93,392
	Restricted cash	505	975
	Receivables and other assets	151	4,311
	Total assets acquired	145,364	639,426
	Secured debt	(26,300)	(238,589)
	Accrued expenses and other liabilities	(479)	(18,075)
	Total liabilities assumed	(26,779)	(256,664)
	Non-cash acquisition activity	(12,056)(2)	(880)
	Cash disbursed for acquisitions	106,529	381,882
	Construction in progress additions	87,882	94,462
Less:	Capitalized interest	(1,343)	(2,885)
	Accruals(3)	(9,806)	(4,567)
	Cash disbursed for construction in progress	76,733	87,010
	Capital improvements to existing properties	17,887	30,505
	Total cash invested in real property	$201,149	$499,397

(1) Includes acquisitions with an aggregate purchase price of $145,364,000 for which the allocation of purchase price consideration is preliminary and subject to change.
(2) Represents non-cash consideration exchanged in an asset swap transaction. Please see Note 5 for additional information.
(3) Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Nine Months Ended
	September 30, 2013	September 30, 2012
Development projects:
Seniors housing triple-net	$105,265	$84,271
Medical facilities	78,839	111,327
Total development projects	184,104	195,598
Expansion projects	14,229	240
Total construction in progress conversions	$198,333	$195,838

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	September 30, 2013	December 31, 2012
Assets:
In place lease intangibles	$918,507	$541,729
Above market tenant leases	54,091	56,086
Below market ground leases	61,461	61,450
Lease commissions	16,483	14,419
Gross historical cost	1,050,542	673,684
Accumulated amortization	(472,389)	(257,242)
Net book value	$578,153	$416,442

Weighted-average amortization period in years	17.1	16.4

Liabilities:
Below market tenant leases	$76,239	$77,036
Above market ground leases	9,490	9,490
Gross historical cost	85,729	86,526
Accumulated amortization	(32,894)	(27,753)
Net book value	$52,835	$58,773

Weighted-average amortization period in years	14.3	14.3

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Rental income related to above/below market tenant leases, net	$235	$(972)	$596	$452
Property operating expenses related to above/below market ground leases, net	(303)	(555)	(909)	(1,219)
Depreciation and amortization related to in place lease intangibles and lease commissions	(78,782)	(22,271)	(168,441)	(78,114)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2013	$93,415	$1,730
2014	207,606	6,583
2015	58,816	5,623
2016	25,985	5,185
2017	26,825	4,894
Thereafter	165,506	28,820
Totals	$578,153	$52,835

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Dispositions, Assets Held for Sale and Discontinued Operations

The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2013	September 30, 2012
Real property dispositions:
Seniors housing triple-net	$138,650	$149,984
Medical facilities	201,845	106,347
Total dispositions	340,495	256,331
Gain (loss) on sales of real property, net	57,202	46,046
Non-cash disposition activity(1)	(12,204)	0
Proceeds from real property sales	$385,493	$302,377

(1) Represents non-cash consideration surrendered in an asset swap transaction. Please see Note 3 for additional information.

We have reclassified the income and expenses attributable to all properties sold prior to or held for sale at September 30, 2013 to discontinued operations.  Expenses include an allocation of interest expense based on property carrying values and our weighted-average cost of debt.  The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$810	$20,747	$5,972	$70,166
Expenses:
Interest expense	12	4,328	1,535	15,504
Property operating expenses	68	281	346	1,469
Provision for depreciation	313	5,014	1,879	19,899
Total expenses	393	9,623	3,760	36,872
Income (loss) from discontinued operations, net	$417	$11,124	$2,212	$33,294

6. Real Estate Loans Receivable

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2013			September 30, 2012
	Seniors			Seniors
	Housing	Medical		Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$27,392	$4,095	$31,487	$1,154	$0	$1,154
Draws on existing loans	42,772	3,077	45,849	33,710	1,030	34,740
Net cash advances on real estate loans	70,164	7,172	77,336	34,864	1,030	35,894
Receipts on real estate loans receivable:
Loan payoffs	65,768	646	66,414	450	0	450
Principal payments on loans	16,972	2,169	19,141	14,204	1,923	16,127
Total receipts on real estate loans	82,740	2,815	85,555	14,654	1,923	16,577
Net cash advances (receipts) on real estate loans	(12,576)	4,357	(8,219)	20,210	(893)	19,317
Change in balance due to foreign currency translation	765	0	765	0	0	0
Net change in real estate loans receivable	$(11,811)	$4,357	$(7,454)	$20,210	$(893)	$19,317

We recorded no provision for loan losses during the nine months ended September 30, 2013.  At September 30, 2013, we had real estate loans with outstanding balances of $2,650,000 on non-accrual status with an allowance for loan losses of $0.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Investments in Unconsolidated Entities

     During the year ended December 31, 2010, we entered into a joint venture investment with Forest City Enterprises Inc. (NYSE:FCE.A and FCE.B). We acquired a 49% interest in a seven-building life science campus located at University Park in Cambridge, Massachusetts, which is immediately adjacent to the campus of the Massachusetts Institute of Technology. This investment is recorded as an investment in unconsolidated entities on the balance sheet.

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

     During the three months ended June 30, 2012, we entered into a joint venture (structured under RIDEA) with Chartwell Retirement Residences (TSX:CSH.UN). The portfolio contains 42 properties in Canada, 39 of which are owned 50% by us and Chartwell, and three of which we wholly own. All properties are managed by Chartwell. Our investment in the 39 properties is recorded as an investment in unconsolidated entities on the balance sheet. The aggregate remaining unamortized basis difference of our investment in this joint venture of $9,488,000 at September 30, 2013 is primarily attributable to transaction costs that will be amortized over the weighted-average useful life of the related properties and included in the reported amount of income from unconsolidated entities.

     In conjunction with the Sunrise Merger, we acquired joint venture interests in 54 properties and a 20% interest in a newly formed Sunrise management company, which manages the entire property portfolio. On July 1, 2013, we acquired the remaining interests in 49 of the properties.  Our original investment of $49,759,000 relating to the five remaining unconsolidated properties and the management company is recorded as an investment in unconsolidated entities on the balance sheet. See Note 3 for additional information.

     The results of operations for those investments accounted for under the equity method have been included in our consolidated results of operations from the date of acquisition by the joint ventures and are reflected in our statements of comprehensive income as income or loss from unconsolidated entities. The following is a summary of our income from and investments in unconsolidated entities (dollars in thousands):

	September 30, 2013		Nine Months Ended September 30,		Assets as of
	Percentage Ownership	Properties	2013 Income (loss)	2012 Income (loss)	September 30, 2013	December 31, 2012
Seniors housing triple-net(1)	10% to 49%	-	$3,680	$26	$29,107	$34,618
Seniors housing operating	33% to 50%	44	(13,946)	(4,090)	257,232	217,701
Medical facilities	36% to 49%	13	6,737	6,314	189,235	186,617
Total			$(3,529)	$2,250	$475,574	$438,936

(1) Asset amounts include an available-for-sale equity investment. See Note 16 for additional information.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Concentration

     The following table summarizes certain information about our credit concentration as of September 30, 2013 (dollars in thousands):

	Number of	Total	Percent of
Concentration by investment:(1)	Properties(2)	Investment(2)	Investment(3)
Sunrise Senior Living	120	$4,060,818	19%
Genesis HealthCare	177	2,662,196	12%
Revera	47	1,221,148	6%
Belmont Village	19	859,797	4%
Benchmark	37	852,960	4%
Remaining portfolio	740	11,949,624	55%
Totals	1,140	$21,606,543	100%

(1)     Genesis is in our seniors housing triple-net segment.  Sunrise, Revera, and Belmont Village are in our seniors housing operating segment.  Benchmark is in both our seniors housing triple-net and seniors housing operating segments.

(2)     Excludes our share of investments in unconsolidated entities.  Please see Note 7 for additional information.

(3)     Investments with our top five relationships comprised 37% of total investments at December 31, 2012.

9. Borrowings Under Line of Credit Arrangements and Related Items

     At September 30, 2013, we had a $2,250,000,000 unsecured line of credit arrangement with a consortium of 29 banks.  We have an option to upsize the facility by up to an additional $1,000,000,000 through an accordion feature, allowing for the aggregate commitment of up to $3,250,000,000.  The arrangement also allows us to borrow up to $500,000,000 in alternate currencies.  At September 30, 2013, we had $595,000,000 outstanding at 1.36%, and the U.S. dollar equivalent of $242,670,000 outstanding in Pound Sterling at 1.67%.  The revolving credit facility is scheduled to expire March 31, 2017, but can be extended for an additional year at our option.  Borrowings under the revolver are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.35% at September 30, 2013). The applicable margin is based on certain of our debt ratings and was 1.175% at September 30, 2013.  In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount.  The facility fee depends on certain of our debt ratings and was 0.225% at September 30, 2013.  Principal is due upon expiration of the agreement.  In addition, at September 30, 2013, we had $10,000,000 outstanding in unsecured revolving demand notes bearing interest at a blended rate of 1.11%.

     The following information relates to aggregate borrowings under the unsecured line of credit arrangements for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance outstanding at quarter end	$847,670	$0	$847,670	$0
Maximum amount outstanding at any month end	$1,019,050	$145,000	$1,019,050	$897,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$562,978	$165,000	$527,890	$255,639
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.51%	2.30%	1.43%	1.79%

10. Senior Unsecured Notes and Secured Debt

     We may repurchase, redeem or refinance convertible and non-convertible senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The non-convertible senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.   At September 30, 2013, the annual principal payments due on these debt obligations were as follows (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2013	$300,000	$75,866	$375,866
2014	0	326,307	326,307
2015(4)	493,072	403,268	896,340
2016	1,200,000	384,127	1,584,127
2017	450,000	341,845	791,845
Thereafter	3,975,118	1,534,510	5,509,628
Totals	$6,418,190	$3,065,923	$9,484,113

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 2.25% to 6.5%, excluding the Canadian denominated unsecured term loan discussed in footnote 4 and the $500,000,000 unsecured term loan discussed below.
(3) Annual interest rates range from 1.0% to 9.1%. Carrying value of the properties securing the debt totaled $6,336,955,000 at September 30, 2013.

(4) On July 30, 2012, we completed funding on a $250,000,000 Canadian denominated unsecured term loan (approximately $243,072,000 USD at exchange rates on September 30, 2013). The loan matures July 27, 2015 (with an option to extend for an additional year at our discretion) and bears interest at the Canadian Dealer Offered Rate plus 145 basis points (2.67% at September 30, 2013).

      During the nine months ended September 30, 2013, we borrowed on a $500,000,000 unsecured term loan entered into as part of our unsecured line of credit arrangement.  The loan matures on March 31, 2016, but can be extended up to two years at our option and bears interest at LIBOR plus 1.35% (1.53% at September 30, 2013).

     The following is a summary of our senior unsecured note activity, excluding the Canadian denominated unsecured term loan, during the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2013		September 30, 2012
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$5,894,403	4.675%	$4,464,927	5.133%
Debt issued	500,000	1.552%	600,000	4.125%
Debt extinguished	-	0.000%	(76,853)	8.000%
Debt redeemed	(219,285)	3.000%	(293,671)	4.750%
Ending balance	$6,175,118	4.480%	$4,694,403	5.030%

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2013		September 30, 2012
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,311,586	5.14%	$2,108,373	5.34%
Debt issued	85,140	5.05%	145,713	4.13%
Debt assumed	1,241,898	4.11%	311,653	5.71%
Debt extinguished	(535,367)	3.52%	(237,259)	4.29%
Principal payments	(40,006)	5.27%	(28,247)	5.35%
Foreign currency	2,672	4.04%	288	5.62%
Ending balance	$3,065,923	5.08%	$2,300,521	5.42%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2013, we were in compliance with all of the covenants under our debt agreements.

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

     I nterest Rate Swap Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  As of September 30, 2013, we had one interest rate swap for a total aggregate notional amount of $11,692,000.  The swap hedges interest payments associated with long-term LIBOR based borrowings and matures on December 31, 2013.  Approximately $1,910,000 of losses, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

     Foreign Currency Hedges

     For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.  On February 15, 2012, we entered into a forward exchange contract to purchase $250,000,000 Canadian Dollars at a fixed rate in the future.  The forward contract was used to limit exposure to fluctuations in the Canadian Dollar to U.S. Dollar exchange rate associated with our initial cash investment funded for the Chartwell transaction.  On May 3, 2012, this forward exchange contract was settled for a gain of $2,772,000, which was reflected on the consolidated statement of comprehensive income, and the proceeds were used to fund our investment.  On May 3, 2012, we also entered into a forward contract to sell $250,000,000 Canadian Dollars at a fixed rate on July 31, 2012 to hedge our net investment. We settled the forward contract on July 31, 2012 with the net loss reflected in OCI. Upon settlement of the forward contract we entered into a $250,000,000 Canadian Dollar term loan, which has been designated as a net investment hedge of our Chartwell investment, and changes in fair value are reported in OCI as no ineffectiveness is anticipated.

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

     On January 14, 2013 and January 15, 2013, we entered into three forward exchange contracts to sell £675,000,000 at a fixed rate in the future.  The forward exchange contracts were used to hedge a portion of our investment in the United Kingdom at a fixed Pound Sterling rate in U.S. dollars and were settled on July 12, 2013. We received proceeds of $63,514,000.  The forward exchange contracts were designated as net investment hedges and the change in fair value is reported in OCI.

     On April 4, 2013, we entered into three forward exchange contracts to purchase $600,000,000 Canadian Dollars at a fixed rate in the future and three forward exchange contracts to sell $600,000,000 Canadian Dollars at a fixed rate in the future. The forward contracts were used to limit exposure to fluctuations in the Canadian Dollar to U.S. Dollar exchange rate associated with our initial cash investment funded for an acquisition in Canada. On May 22, 2013, the three forward exchange purchase contracts were settled for a realized loss of $10,355,000, which was reflected on the consolidated statement of comprehensive income, and the proceeds were used to fund our investment. On May 22, 2013, we designated the three forward exchange sell contracts as net investment hedges, and changes in fair value are reported in OCI as no ineffectiveness is anticipated. Prior to designating the three forward exchange sell contracts as net investments, they were marked to fair value and an unrealized gain of $13,071,000 was reflected on the consolidated statement of comprehensive income.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     On July 1, 2013, we entered into two forward exchange contracts to purchase £144,411,000 at a fixed rate in the future. The forward contracts were used to limit exposure to fluctuations in the Pound Sterling to U.S. Dollar exchange rate associated with our initial cash investment for an acquisition in the United Kingdom. In July 2013, these forward contracts were settled for a realized loss of $4,872,000, which was reflected on the consolidated statement of comprehensive income, and the proceeds were used to fund our investment.

     On July 12, 2013, we entered into three forward exchange contracts to sell £675,000,000 at a fixed rate in the future.  The forward exchange contracts were used to hedge a portion of our investment in the United Kingdom at a fixed Pound Sterling rate in U.S. dollars and mature on December 31, 2013.  The forward exchange contracts are designated as net investment hedges and changes in fair value are reported in OCI as no ineffectiveness is expected.

     The following presents the impact of derivative instruments on the statement of comprehensive income and OCI for the periods presented (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2013	2012	2013	2012
Gain (loss) on interest rate swap recognized in OCI (effective portion)	OCI	$(4)	$797	$(12)	$2,342

Gain (loss) on interest rate swaps reclassified from AOCI into income (effective portion)	Interest expense	(477)	383	(1,428)	1,204

Gain (loss) on interest rate swaps recognized in income	Gain (loss) on derivatives, net	0	0	0	(96)

Gain (loss) on foreign exchange contracts recognized in income	Gain (loss) on derivatives, net	(4,872)	(409)	(4,465)	1,808

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	(110,404)	(12,663)	(19,867)	(5,747)

12. Commitments and Contingencies

     At September 30, 2013, we had six outstanding letter of credit obligations totaling $5,658,000 and expiring between 2013 and 2015.  At September 30, 2013, we had outstanding construction in process of $158,006,000 for leased properties and were committed to providing additional funds of approximately $261,625,000 to complete construction. At September 30, 2013, we had contingent purchase obligations totaling $59,561,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with Accounting Standards Codification (“ASC”) Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At September 30, 2013, we had operating lease obligations of $882,088,000 relating to certain ground leases and company office space and capital lease obligations of $118,463,000 relating to certain investment properties. We incurred rental expense relating to company office space of $410,000 and $1,217,000 for the three months and nine months ended September 30, 2013, respectively, as compared to $330,000 and $931,000 for the same periods in 2012. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At September 30, 2013, aggregate future minimum rentals to be received under these noncancelable subleases totaled $44,987,000.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Stockholders’ Equity

     The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	September 30, 2013	December 31, 2012
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	26,224,854	26,224,854
Outstanding shares	26,224,854	26,224,854

Common Stock, $1.00 par value:
Authorized shares	400,000,000	400,000,000
Issued shares	288,821,107	260,780,109
Outstanding shares	288,360,031	260,373,754

     Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated:

	Nine Months Ended
	September 30, 2013		September 30, 2012
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	26,224,854	6.493%	25,724,854	7.013%
Shares issued	-	0.000%	11,500,000	6.500%
Shares redeemed	-	0.000%	(11,000,000)	7.716%
Ending balance	26,224,854	6.493%	26,224,854	6.493%

     Common Stock. The following is a summary of our common stock issuances during the nine months ended September 30, 2013 and 2012 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

February 2012 public issuance	20,700,000	$53.50	$1,107,450	$1,062,256
August 2012 public issuance	13,800,000	58.75	810,750	778,011
September 2012 public issuance	29,900,000	56.00	1,674,400	1,607,140
2012 Dividend reinvestment plan issuances	1,485,598	55.65	82,678	82,678
2012 Option exercises	155,195	39.61	6,147	6,147
2012 Senior note conversions	1,039,721		0	0
2012 Totals	67,080,514		$3,681,425	$3,536,232

May 2013 public issuance	23,000,000	$73.50	$1,690,500	$1,630,281
2013 Dividend reinvestment plan issuances	2,379,609	64.62	153,762	153,762
2013 Option exercises	200,467	42.45	8,509	8,509
2013 Senior note conversions	987,967		0	0
2013 Equity issued in acquisition of noncontrolling interest	1,108,917		0	0
2013 Totals	27,676,960		$1,852,771	$1,792,552

     During the three months ended September 30, 2013, we acquired the remaining 20% noncontrolling interest in an existing partnership for $91,000,000 which consisted of $23,247,000 of cash and 1,108,917 shares of common stock. In connection with the acquisition, we incurred $2,732,000 of transaction costs which we have included as a reduction to additional paid in capital.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above.  Please refer to Note 18 for information related to federal income tax of dividends.  The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Per Share	Amount	Per Share	Amount

Common Stock	$2.2950	$618,992	$2.2200	$460,936
Series D Preferred Stock	-	0	0.5030	2,012
Series F Preferred Stock	-	0	0.4872	3,410
Series H Preferred Stock	2.1438	750	2.1438	750
Series I Preferred Stock	2.4375	35,039	2.4375	35,039
Series J Preferred Stock	1.2189	14,016	0.9841	11,316
Totals		$668,797		$513,463

     Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Equity Investments	Actuarial losses	Cash Flow Hedges	Total
Balance at December 31, 2012	$(881)	$(216)	$(2,974)	$(6,957)	$(11,028)
Other comprehensive income before reclassification adjustments	(13,517)	(346)	0	(12)	(13,875)
Reclassification amount to net income	0	0	0	1,428(1)	1,428
Net current-period other comprehensive income	(13,517)	(346)	0	1,416	(12,447)
Balance at September 30, 2013	$(14,398)	$(562)	$(2,974)	$(5,541)	$(23,475)

Balance at December 31, 2011	$0	$(619)	$(2,748)	$(8,561)	$(11,928)
Other comprehensive income before reclassification adjustments	166	192	0	2,342	2,700
Reclassification amount to net income	0	0	0	(1,204)(1)	(1,204)
Net current-period other comprehensive income	166	192	0	1,138	1,496
Balance at September 30, 2012	$166	$(427)	$(2,748)	$(7,423)	$(10,432)

(1) Please see Note 11 for additional information.

14. Stock Incentive Plans

     Our Amended and Restated 2005 Long-Term Incentive Plan (“2005 Plan”) authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan (“1995 Plan”) and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan vested through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three years for non-employee directors to five years for officers and key employees. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $3,956,000 and $16,650,000 for the three and nine months ended September 30, 2013, respectively, and $2,592,000 and $16,229,000 for the same periods in 2012.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$20,691	$37,269	$67,245	$131,308

Denominator for basic earnings per
share - weighted average shares	286,020	224,391	273,148	212,592
Effect of dilutive securities:
Employee stock options	196	238	235	240
Non-vested restricted shares	567	301	417	293
Convertible senior unsecured notes	1,246	1,328	1,447	950
Dilutive potential common shares	2,009	1,867	2,099	1,483
Denominator for diluted earnings per
share - adjusted weighted average shares	288,029	226,258	275,247	214,075

Basic earnings per share	$0.07	$0.17	$0.25	$0.62
Diluted earnings per share	$0.07	$0.16	$0.24	$0.61

The diluted earnings per share calculations exclude the dilutive effect of 0 and 237,000 common stock equivalents for the three months ended September 30, 2013 and 2012, respectively, and 0 common stock equivalents for the nine months ended September 30, 2013 and 2012, because the exercise prices were higher than the average market price.  The Series H Cumulative Convertible and Redeemable Preferred Stock and Series I Cumulative Convertible Perpetual Preferred Stock were not included in the calculations as the effect of conversions into common stock was anti-dilutive.

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$131,138	$133,554	$87,955	$88,975
Other real estate loans receivable	176,239	182,153	807,710	820,195
Available-for-sale equity investments	1,037	1,037	1,384	1,384
Cash and cash equivalents	164,838	164,838	1,033,764	1,033,764
Foreign currency forward contracts	7,669	7,669	0	0

Financial liabilities:
Borrowings under unsecured line of credit arrangements	$847,670	$847,670	$0	$0
Senior unsecured notes	6,395,638	6,806,353	6,114,151	6,793,424
Secured debt	3,115,862	3,262,955	2,336,196	2,515,145
Interest rate swap agreements	68	68	264	264
Foreign currency forward contracts	79,544	79,544	7,247	7,247

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on August 6, 2013, for additional information.

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

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following summarizes items measured at fair value on a recurring basis (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of September 30, 2013
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$1,037	$1,037	$0	$0
Interest rate swap agreements(2)	(68)	0	(68)	0
Foreign currency forward contracts(2)	(71,875)	0	(71,875)	0
Totals	$(70,906)	$1,037	$(71,943)	$0

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on August 6, 2013). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments.  There are no intersegment sales or transfers.

     We evaluate performance based upon net operating income from continuing operations (“NOI”) of each segment. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

     Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.

     Summary information for the reportable segments for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

Three Months Ended September 30, 2013:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$199,408	$-	$112,323	$-	$311,731
Resident fees and services	-	466,127	-	-	466,127
Interest income	5,035	-	2,594	-	7,629
Other income	778	167	466	32	1,443
Total revenues	205,221	466,294	115,383	32	786,930

Property operating expenses	-	(311,575)	(31,155)	-	(342,730)
Net operating income from continuing operations	205,221	154,719	84,228	32	444,200

Reconciling items:
Interest expense	(5,968)	(24,693)	(9,143)	(76,726)	(116,530)
(Loss) gain on derivatives, net	(4,872)	-	-	-	(4,872)
Depreciation and amortization	(58,148)	(144,578)	(39,942)	-	(242,668)
General and administrative	-	-	-	(28,718)	(28,718)
Transaction costs	(4,026)	(18,882)	(683)	-	(23,591)
(Loss) gain on extinguishment of debt, net	-	5,252	-	(1,184)	4,068
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$132,207	$(28,182)	$34,460	$(106,596)	$31,889

Total assets	$9,222,731	$9,031,224	$4,645,540	$150,310	$23,049,805

Three Months Ended September 30, 2012:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$178,193	$-	$99,726	$-	$277,919
Resident fees and services	-	174,464	-	-	174,464
Interest income	6,116	-	1,995	-	8,111
Other income	662	-	400	277	1,339
Total revenues	184,971	174,464	102,121	277	461,833

Property operating expenses	-	(118,369)	(26,048)	-	(144,417)
Net operating income from continuing operations	184,971	56,095	76,073	277	317,416

Reconciling items:
Interest expense	(347)	(17,474)	(7,940)	(66,154)	(91,915)
(Loss) gain on derivatives, net	-	(409)	-	-	(409)
Depreciation and amortization	(52,294)	(39,591)	(35,959)	-	(127,844)
General and administrative	-	-	-	(23,679)	(23,679)
Transaction costs	(5,590)	(1,966)	(708)	-	(8,264)
(Loss) gain on extinguishment of debt, net	(126)	(89)	-	-	(215)
Provision for loan losses	(27,008)	-	-	-	(27,008)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$99,606	$(3,434)	$31,466	$(89,556)	$38,082

Nine Months Ended September 30, 2013:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$573,112	$-	$336,547	$-	$909,659
Resident fees and services	-	1,164,446	-	-	1,164,446
Interest income	16,311	757	7,257	-	24,325
Other income	1,183	169	1,539	277	3,168
Total revenues	590,606	1,165,372	345,343	277	2,101,598

Property operating expenses	-	(785,050)	(89,910)	-	(874,960)
Net operating income from continuing operations	590,606	380,322	255,433	277	1,226,638

Reconciling items:
Interest expense	(15,841)	(63,175)	(28,441)	(229,128)	(336,585)
(Loss) gain on derivatives, net	(4,872)	407	-	-	(4,465)
Depreciation and amortization	(169,603)	(338,099)	(120,998)	-	(628,700)
General and administrative	-	-	-	(79,799)	(79,799)
Transaction costs	(15,730)	(101,006)	(971)	-	(117,707)
(Loss) gain on extinguishment of debt, net	-	5,560	-	(1,184)	4,376
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$384,560	$(115,991)	$105,023	$(309,834)	$63,758

Nine Months Ended September 30, 2012:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$508,004	$-	$281,744	$-	$789,748
Resident fees and services	-	498,295	-	-	498,295
Interest income	17,977	-	6,154	-	24,131
Other income	2,268	-	1,482	755	4,505
Total revenues	528,249	498,295	289,380	755	1,316,679

Property operating expenses	-	(336,952)	(72,284)	-	(409,236)
Net operating income from continuing operations	528,249	161,343	217,096	755	907,443

Reconciling items:
Interest expense	(602)	(49,537)	(22,338)	(198,746)	(271,223)
(Loss) gain on derivatives, net	(96)	1,808	-	-	1,712
Depreciation and amortization	(147,074)	(123,820)	(102,450)	-	(373,344)
General and administrative	-	-	-	(77,302)	(77,302)
Transaction costs	(30,796)	(6,365)	(5,374)	-	(42,535)
(Loss) gain on extinguishment of debt, net	(2,363)	1,089	483	-	(791)
Provision for loan losses	(27,008)	-	-	-	(27,008)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$320,310	$(15,482)	$87,417	$(275,293)	$116,952

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for our operations for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$669,968	85.1%	$454,742	98.5%	$1,837,068	87.4%	$1,307,533	99.3%
International	116,962	14.9%	7,091	1.5%	264,530	12.6%	9,146	0.7%
Total	$786,930	100.0%	$461,833	100.0%	$2,101,598	100.0%	$1,316,679	100.0%

	As of
	September 30, 2013		December 31, 2012
Assets:	Amount	%	Amount	%
United States	$19,622,576	85.1%	$18,692,214	95.6%
International	3,427,229	14.9%	856,895	4.4%
Total	$23,049,805	100.0%	$19,549,109	100.0%

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

Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ( “RIDEA”), for taxable years beginning after July 30, 2008, the REIT may lease “qualified health care properties” on an arm’s-length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.”  A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. We have entered into various joint ventures that were structured under RIDEA. Resident level rents and related operating expenses for these facilities are reported in the consolidated financial statements and are subject to federal and state income taxes as the operations of such facilities are included in a TRS. Certain net operating loss carryforwards could be utilized to offset taxable income in future years.

     Our consolidated provision for income taxes for the nine months ended September 30, 2013 and 2012 was $7,055,000 and $3,754,000, respectively.  Income tax expense reflected in the financial statements primarily represents U.S. federal and state and local income taxes as well as non-U.S. income taxes on certain investments located in jurisdictions outside the U.S.  Net deferred tax liabilities with respect to our TRS entities totaled $10,388,000 and $1,419,000 as of September 30, 2013 and December 31, 2012, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to net operating losses.

     Generally, given current statutes of limitations, we are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2010 and subsequent years and by state taxing authorities for the year ended December 31, 2009 and subsequent years.  We are also subject to audit by the Canada Revenue Agency (“CRA”) and provincial authorities generally for periods subsequent to our Chartwell investment in May 2012 related to entities acquired or formed in connection with the investments, and by HM Revenue & Customs for periods subsequent to our Sunrise-related acquisitions in August 2012 related to entities acquired or formed in connection with the acquisitions.

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

     The balance of our unrecognized tax benefits as of September 30, 2013 and December 31, 2012 was $6,327,000 and $6,098,000, respectively.  As of September 30, 2013, $5,916,000 (exclusive of accrued interest and penalties) relates to the April 1, 2011 Genesis HealthCare Corporation transaction (“Genesis Acquisition”) and is included in accrued expenses and other liabilities on the consolidated balance sheet.  As a part of the Genesis Acquisition, we received a full indemnification from FC-GEN Operations Investment, LLC covering income taxes or other taxes as well as  interest and penalties relating to tax positions taken by FC-GEN Operations Investment, LLC prior to the acquisition.  Accordingly, an offsetting indemnification asset is recorded in receivables and other assets on the consolidated balance sheet.  Such indemnification asset is reviewed for collectability periodically.  Unrecognized tax benefits, as currently accrued for, have an immaterial impact on the effective tax rate to the extent that they would be recognized.  There were insignificant uncertain tax positions as of September 30, 2013 for which it is reasonably possible that the amount of unrecognized tax benefits would decrease during 2013.  Interest and penalties totaled $154,000 and $366,000 for the three and nine months ended September 30, 2013, respectively, and are included in income tax expense.

19. Subsequent Events

     Debt Activity.  On October 7, 2013, we completed the issuance of $400 million of 4.5% senior unsecured notes due 2024, generating approximately $393 million in proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2013 Key Performance Indicators, Trends and Uncertainties Corporate Governance	30 30 31 31 33 35

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	36 36 37 37

RESULTS OF OPERATIONS

Summary Seniors Housing Triple-net Seniors Housing Operating Medical Facilities Non-Segment/Corporate	38 39 42 45 47

NON-GAAP FINANCIAL MEASURES & OTHER

FFO Reconciliations EBITDA & Adjusted EBITDA Reconciliations NOI and SSCNOI Reconciliations	49 50 52
Health Care Reimbursements and Other Related Laws	55
Critical Accounting Policies Forward-Looking Statements and Risk Factors	57 57

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is based primarily on the consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on August 6, 2013,  including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  References herein to “we,” “us,” “our,” or the “company” refer to Health Care REIT, Inc. and its subsidiaries unless specifically noted otherwise.

Executive Summary

Company Overview

     Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of seniors housing and health care real estate since the company was founded in 1970.  We are an S&P 500 company headquartered in Toledo, Ohio. Our portfolio spans the full spectrum of seniors housing and health care real estate, including seniors housing communities, skilled nursing/post-acute facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.  The following table summarizes our consolidated portfolio as of September 30, 2013:

	Investments	Percentage of	Number of
Type of Property	(in thousands)	Investments	Properties
Seniors housing triple-net	$8,905,928	41.2%	618
Seniors housing operating(1)	8,443,984	39.1%	276
Medical facilities(2)	4,256,631	19.7%	246
Totals	$21,606,543	100.0%	1,140

(1) Excludes 44 properties with an investment amount of $405,770,000 that relates to our share of investments in unconsolidated entities with Chartwell and Sunrise. Please see Note 7 to our consolidated financial statements for additional information.

(2) Excludes 13 properties with an investment amount of $367,134,000 that relates to our share of investments in unconsolidated entities with Forest City and a strategic medical partnership. Please see Note 7 to our consolidated financial statements for additional information.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For the nine months ended September 30, 2013, rental income and resident fees and services represented 43% and 55%, respectively, of total revenues (including discontinued operations).  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured line of credit arrangement. At September 30, 2013, we had $164,838,000 of cash and cash equivalents, $80,890,000 of restricted cash and $1,402,330,000 of available borrowing capacity under our primary unsecured line of credit arrangement.

Capital Market Outlook

     We believe the capital markets remain supportive of our investment strategy.  For the year ended December 31, 2012, we raised over $6.0 billion in aggregate gross proceeds through the issuance of common and preferred stock, unsecured debt and a Canadian denominated term loan.  Through October 7, 2013, we funded a $500 million unsecured term loan, issued $400 million unsecured notes, expanded our primary unsecured line of credit arrangement to $2.25 billion and raised $1.8 billion of common equity.  The capital raised, in combination with available cash and borrowing capacity under our line of credit, supported $4.9 billion in gross new investments during 2012 and $5.3 billion year-to-date in 2013.  We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2013

     Capital.  In January 2013, we closed a $2.75 billion unsecured line of credit arrangement consisting of a $2.25 billion revolver and a $500 million term loan.  The facility replaced our existing $2.0 billion unsecured line of credit arrangement. The revolver matures on March 31, 2017, but can be extended for an additional year at our option.  The term loan matures on March 31, 2016, but can be extended up to two years at our option.  The revolver bears interest at LIBOR plus 117.5 basis points and has an annual facility fee of 22.5 basis points.  The term loan bears interest at LIBOR plus 135 basis points. We have an option to upsize the facility by up to an additional $1.0 billion through an accordion feature, allowing for aggregate commitments of up to $3.75 billion.  The facility also allows us to borrow up to $500 million in alternate currencies. In May 2013, we completed the public issuance of 23 million shares of common stock for $1.7 billion of gross proceeds.  In October 2013, we issued $400 million of 4.5% 10-year senior unsecured notes, generating $393 million of net proceeds. In addition, for the nine months ended September 30, 2013, we raised $154 million through our dividend reinvestment program.

     Investments.  We completed $5.3 billion of gross investments during the nine months ended September 30, 2013, including 71% from existing relationships.  The following summarizes investments made during the nine months ended September 30, 2013 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Acquisitions/JVs:
Seniors housing triple-net	16	$268,697	7.0%	$268,568
Seniors housing operating(4)	164	4,585,817	6.6%	5,202,058
Medical facilities	7	144,705	8.6%	145,364
Total acquisitions/JVs	187	4,999,219	6.7%	5,615,990
Construction in progress		193,354		193,354
Loan advances		77,336		77,336
Total		$5,269,909		$5,886,680

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

(4) Excludes $580,834,000 for the Sunrise loan which was acquired upon merger consummation on January 9, 2013. See Note 21 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on August 6, 2013, for additional information.

     Dispositions.  We completed $407 million of dispositions, generating $466 million in proceeds and $57 million in net gains as of September 30, 2013.  The following summarizes dispositions made for the nine months ended September 30, 2013 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Property sales:
Seniors housing triple-net	19	$195,140	10.5%	$138,650
Medical facilities	12	216,188(4)	6.0%	201,845
Total property sales	31	411,328	8.1%	340,495
Loan payoffs(5)		66,414		66,414
Total dispositions		$477,742		$406,909

(1) Represents proceeds received upon disposition including any seller financing. See Notes 5 and 6 to our consolidated financial statements for additional information.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition.
(4) Includes non-cash proceeeds attributable to an asset swap that are excluded from the statement of cash flows. See Note 5 to our consolidated financial statements for additional information.
(5) Excludes $580,834,000 for the Sunrise loan which was acquired upon merger consummation on January 9, 2013.

The following additional event occurred during the nine months ended September 30, 2013:

•         Our Board of Directors increased the annual cash dividend to $3.06 per common share ($0.765 per share quarterly), as compared to $2.96 per common share for 2012, beginning in February 2013.  The dividend declared for the quarter ended September 30, 2013 represents the 170th consecutive quarterly dividend payment.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2012	2012	2012	2012	2013	2013	2013

Net income (loss) attributable to common stockholders	$39,307	$54,735	$37,269	$90,576	$55,058	$(8,508)	$20,691
Funds from operations	163,857	157,932	170,725	205,047	170,878	230,666	258,263
Net operating income from continuing operations	287,644	302,379	317,416	338,094	379,408	403,028	444,200
Same store cash net operating income	226,624	230,660	231,582	233,759	233,166	238,900	241,124

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.19	$0.25	$0.16	$0.35	$0.21	$(0.03)	$0.07
Funds from operations	0.81	0.73	0.75	0.78	0.65	0.83	0.90

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2012	2012	2012	2012	2013	2013	2013
Asset mix:
Real property	95%	93%	93%	91%	91%	92%	95%
Real estate loans receivable	2%	2%	2%	5%	1%	1%	1%
Investments in unconsolidated entities	3%	5%	5%	4%	8%	7%	4%

Investment mix:(1)
Seniors housing triple-net	53%	53%	53%	47%	43%	40%	41%
Seniors housing operating	20%	20%	20%	28%	35%	39%	39%
Medical facilities	27%	27%	27%	25%	22%	21%	20%

Relationship mix:(1)
Sunrise Senior Living				6%	14%	13%	19%
Genesis HealthCare	18%	18%	17%	15%	14%	13%	12%
Revera						6%	6%
Belmont Village				5%	5%	4%	4%
Benchmark Senior Living	6%	6%	5%	5%	4%		4%
Merrill Gardens	8%	7%	7%	6%	6%	5%
Brandywine Senior Living	5%	5%	5%
Senior Living Communities	4%	4%	4%
Remaining relationships	59%	60%	62%	63%	57%	59%	55%

Geographic mix:(1)
California	10%	9%	9%	9%	9%	8%	10%
New Jersey	10%	9%	9%	9%	8%	8%	8%
England					8%	7%	8%
Texas	9%	9%	9%	9%	8%	8%	7%
Florida	7%	7%	8%	7%	6%	5%	5%
Pennsylvania	6%	6%	5%	5%
Remaining geographic areas	58%	60%	60%	61%	61%	64%	62%

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2012	2012	2012	2012	2013	2013	2013

Debt to book capitalization ratio	45%	48%	41%	45%	49%	44%	47%
Debt to undepreciated book
capitalization ratio	41%	45%	38%	41%	45%	41%	43%
Debt to market capitalization ratio	34%	36%	31%	33%	34%	32%	35%

Interest coverage ratio	3.03x	3.21x	2.94x	3.60x	3.42x	2.88x	3.32x
Fixed charge coverage ratio	2.33x	2.52x	2.30x	2.82x	2.72x	2.27x	2.62x

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of September 30, 2013 (dollars in thousands):

	Expiration Year
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Thereafter

Seniors housing triple-net:
Properties	1	15	1	0	36	51	0	12	23	42	412
Base rent(1)	$769	25,947	1,435	0	16,561	37,398	0	14,982	36,372	40,270	676,064
% of base rent	0.1%	3.1%	0.2%	0.0%	1.9%	4.4%	0.0%	1.8%	4.3%	4.7%	79.5%

Hospitals:
Properties	0	0	0	0	0	0	0	0	0	0	31
Base rent(1)	$0	0	0	0	0	0	0	0	0	0	89,484
% of base rent	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%

Medical office buildings:
Square feet	106,148	640,387	707,332	801,814	1,125,709	813,647	682,805	741,685	867,934	1,956,503	3,503,708
Base rent(1)	$2,365	13,838	15,492	17,438	27,163	18,891	16,505	18,006	21,648	39,706	93,101
% of base rent	0.8%	4.9%	5.5%	6.1%	9.6%	6.6%	5.8%	6.3%	7.6%	14.0%	32.8%

(1) The most recent monthly base rent including straight line for leases with fixed escalators or annual cash rents for leases with contingent escalators.  Base rent does not include tenant recoveries or amortization of above and below market lease intangibles.

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Forward-Looking Statements and Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on August 6, 2013, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

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

	Nine Months Ended		Change
	September 30, 2013	September 30, 2012	$	%

Cash and cash equivalents at beginning of period	$1,033,764	$163,482	$870,282	532%
Cash provided from (used in):
Operating activities	625,907	563,470	62,437	11%
Investing activities	(3,202,554)	(2,097,614)	(1,104,940)	53%
Financing activities	1,693,312	2,752,914	(1,059,602)	-38%
Effect of foreign currency translation on cash and cash equivalents	14,409	0	14,409	n/a
Cash and cash equivalents at end of period	$164,838	$1,382,252	$(1,217,414)	-88%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI, which is primarily due to acquisitions.  Please see “Results of Operations” for further discussion. For the nine months ended September 30, 2013, cash distributions to stockholders exceeded cash flow provided from operations.  The source of funds for these excess distributions was available cash on-hand, which was $1.0 billion at December 31, 2012 and $165 million at September 30, 2013.

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

Off-Balance Sheet Arrangements

     At September 30, 2013, we had investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our consolidated financial statements for additional information.  At September 30, 2013, we had six outstanding letter of credit obligations. Please see Note 12 to our consolidated financial statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of September 30, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Unsecured line of credit arrangements	$847,670	$10,000	$0	$837,670	$0
Senior unsecured notes(1)	6,418,190	300,000	493,072	1,650,000	3,975,118
Secured debt(1)	3,476,041	86,018	902,135	847,762	1,640,126
Contractual interest obligations	3,535,574	110,773	872,432	670,904	1,881,465
Capital lease obligations	118,463	1,345	18,549	9,464	89,105
Operating lease obligations	882,088	3,497	28,213	30,091	820,287
Purchase obligations	321,186	60,805	260,381	0	0
Other long-term liabilities	6,522	0	1,580	2,463	2,479
Total contractual obligations	$15,605,734	$572,438	$2,576,362	$4,048,354	$8,408,580

(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

     At September 30, 2013, we had an unsecured line of credit arrangement with an aggregate commitment amount of $2,250,000,000.  See Note 9 to our unaudited consolidated financial statements for additional information.   Total contractual interest obligations on these arrangements totaled $32,051,000 at September 30, 2013, using interest rates in place at that date.

     We have $5,675,118,000 of senior unsecured notes principal outstanding with annual fixed interest rates ranging from 2.25% to 6.5%, payable semi-annually. A total of $275,118,000 of our senior unsecured notes are convertible notes that also contain put features. In addition, we have a $250,000,000 Canadian denominated unsecured term loan (approximately $243,072,000 USD at exchange rates on September 30, 2013).  The loan matures on July 27, 2015 with an option to extend for an additional year at our discretion. We also have a $500,000,000 unsecured term loan that matures on March 16, 2016 and can be extended for two additional years at our option.  See Note 10 to our unaudited consolidated financial statements for more information.  Total contractual interest obligations on senior unsecured notes, the Canadian term loan and the $500,000,000 term loan totaled $2,481,111,000 at September 30, 2013.

     We have consolidated secured debt with total outstanding principal of $3,065,923,000, collateralized by owned properties, with fixed annual interest rates ranging from 1.0% to 9.1%, payable monthly. The carrying values of the properties securing the debt totaled $6,336,955,000 at September 30, 2013. Total contractual interest obligations on consolidated secured debt totaled $959,989,000 at September 30, 2013.  Additionally, our share of non-recourse debt associated with unconsolidated entities (as reflected in the contractual obligations table above) is $410,118,000 at September 30, 2013.  Our share of contractual interest obligations on our unconsolidated entities’ secured debt is $62,423,000 at September 30, 2013.

     At September 30, 2013, we had operating lease obligations of $882,088,000 relating primarily to ground leases at certain of our properties and office space leases and capital lease obligations of $118,463,000 relating to certain leased investment properties that contain bargain purchase options.

    Purchase obligations include unfunded construction commitments and contingent purchase obligations. At September 30, 2013, we had outstanding construction financings of $158,006,000 for leased properties and were committed to providing additional financing of approximately $261,625,000 to complete construction. At September 30, 2013, we had contingent purchase obligations totaling $59,561,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

     Other long-term liabilities relate to our Supplemental Executive Retirement Plan, which is discussed in Note 19 to the financial statement included in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on August 6, 2013.

Capital Structure

          Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2013, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

be triggered by our debt ratings. However, under our primary unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  A summary of certain covenants and our results as of September 30, 2013 is as follows:

	Per Agreement
	Unsecured Line of Credit(1)	Senior Unsecured Notes	Actual at
Covenant			September 30, 2013
Total Indebtedness to Book Capitalization Ratio maximum	60%	n/a	47%
Secured Indebtedness to Total Assets Ratio maximum	30%	40%	14%
Total Indebtedness to Total Assets maximum	n/a	60%	45%
Unsecured Debt to Unencumbered Assets maximum	60%	n/a	41%
Adjusted Interest Coverage Ratio minimum	n/a	1.50x	3.33x
Adjusted Fixed Charge Coverage minimum	1.50x	n/a	2.62x

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

     On May 4, 2012, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of October 31, 2013, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of October 31, 2013, 8,162,812 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of October 31, 2013, we had $457,112,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2013	2012	Amount	%	2013	2012	Amount	%
Net income (loss) attributable to common stockholders	$20,691	$37,269	$(16,578)	-44%	$67,245	$131,308	$(64,063)	-49%
Funds from operations	258,263	170,725	87,538	51%	659,810	492,511	167,299	34%
EBITDA	396,205	283,443	112,762	40%	1,088,342	871,560	216,782	25%
Net operating income from continuing operations (NOI)	444,200	317,416	126,784	40%	1,226,638	907,443	319,195	35%
Same store cash NOI	241,124	231,582	9,542	4%	713,188	688,866	24,322	4%

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.07	$0.16	$(0.09)	-56%	$0.24	$0.61	$(0.37)	-61%
Funds from operations	0.90	$0.75	$0.15	20%	$2.40	$2.30	$0.10	4%

Interest coverage ratio	3.32x	2.94x	0.38x	13%	3.21x	3.06x	0.15x	5%
Fixed charge coverage ratio	2.62x	2.30x	0.32x	14%	2.54x	2.38x	0.16x	7%

Seniors Housing Triple-net

     The following is a summary of our NOI for the seniors housing triple-net segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2013	2012	$	%	2013	2012	$	%
SSCNOI(1)	$142,269	$136,889	$5,380	4%	$421,744	$406,894	$14,850	4%
Non-cash NOI attributable to same store properties(1)	8,111	8,561	(450)	-5%	24,744	25,007	(263)	-1%
NOI attributable to non same store properties(2)	54,841	39,521	15,320	39%	144,118	96,348	47,770	50%
NOI	$205,221	$184,971	$20,250	11%	$590,606	$528,249	$62,357	12%

(1) Due to increases in cash and non-cash revenues (described below) related to 445 same store properties.
(2) Primarily due to acquisitions of 122 properties and conversions of 16 construction projects into revenue-generating properties subsequent to January 1, 2012.

     The following is a summary of our results of operations for the seniors housing triple-net segment (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2013	2012	$	%	2013	2012	$	%
Revenues:
Rental income	$199,408	$178,193	$21,215	12%	$573,112	$508,004	$65,108	13%
Interest income	5,035	6,116	(1,081)	-18%	16,311	17,977	(1,666)	-9%
Other income	778	662	116	18%	1,183	2,268	(1,085)	-48%
Net operating income from continuing operations (NOI)	205,221	184,971	20,250	11%	590,606	528,249	62,357	12%
Expenses:
Interest expense	5,968	347	5,621	1620%	15,841	602	15,239	2531%
Loss (gain) on derivatives, net	4,872	0	4,872	n/a	4,872	96	4,776	4975%
Depreciation and amortization	58,148	52,294	5,854	11%	169,603	147,074	22,529	15%
Transaction costs	4,026	5,590	(1,564)	-28%	15,730	30,796	(15,066)	-49%
Loss (gain) on extinguishment of debt, net	0	126	(126)	-100%	0	2,363	(2,363)	-100%
Provision for loan losses	0	27,008	(27,008)	-100%	0	27,008	(27,008)	-100%
	73,014	85,365	(12,351)	-14%	206,046	207,939	(1,893)	-1%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	132,207	99,606	32,601	33%	384,560	320,310	64,250	20%
Income tax benefit (expense)	(1,582)	(735)	(847)	115%	(2,113)	(1,505)	(608)	40%
Income (loss) from unconsolidated entities	1,200	28	1,172	4186%	3,680	26	3,654	14054%
Income from continuing operations	131,825	98,899	32,926	33%	386,127	318,831	67,296	21%
Discontinued operations:
Gain (loss) on sales of properties, net	(1,247)	25,348	(26,595)	n/a	49,457	57,710	(8,253)	-14%
Impairment of assets	-	(6,952)	6,952	-100%	-	(6,952)	6,952	-100%
Income (loss) from discontinued operations, net	0	9,683	(9,683)	-100%	1,062	30,583	(29,521)	-97%
Discontinued operations, net	(1,247)	28,079	(29,326)	n/a	50,519	81,341	(30,822)	-38%
Net income	130,578	126,978	3,600	3%	436,646	400,172	36,474	9%
Less: Net income (loss) attributable to noncontrolling interests	374	101	273	270%	1,113	108	1,005	931%
Net income attributable to common stockholders	$130,204	$126,877	$3,327	3%	$435,533	$400,064	$35,469	9%

     The increase in rental income is primarily attributable to the acquisitions of new properties, the conversion of newly constructed seniors housing triple-net properties from which we receive rent and the transition of 38 properties from the seniors housing operating segment on September 1, 2013. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended September 30, 2013, we had no lease renewals but we had 20 leases with rental rate increasers ranging from 0.15% to 0.50% in our seniors housing triple-net portfolio.  The decrease in interest income is attributable to loan payoffs (see Note 6 to our consolidated financial statements for additional information).

     Interest expense for the nine months ended September 30, 2013 and 2012 represents $16,503,000 and $9,645,000, respectively, of secured debt interest expense, which is offset by interest allocated to discontinued operations.  The change in secured debt interest expense is due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our seniors housing triple-net property secured debt principal activity (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$216,421	5.390%	$201,901	5.278%	$218,741	5.393%	$259,000	5.105%
Debt transferred	367,997	5.298%	-	0.000%	367,997	5.298%	-	0.000%
Debt issued	13,800	5.480%	-	0.000%	13,800	5.480%	-	0.000%
Debt assumed	-	0.000%	26,665	6.064%	-	0.000%	83,002	5.304%
Debt extinguished	(13,526)	2.587%	(8,052)	6.055%	(13,526)	2.587%	(119,647)	4.889%
Principal payments	(1,600)	5.637%	(887)	5.422%	(3,920)	5.598%	(2,728)	5.573%
Ending balance	$583,092	5.399%	$219,627	5.344%	$583,092	5.399%	$219,627	5.344%

Monthly averages	$338,300	5.395%	$202,097	5.281%	$257,711	5.393%	$215,500	5.217%

     Depreciation and amortization increased primarily as a result of new property acquisitions, the conversions of newly constructed investment properties and the transition of 38 properties from the seniors housing operating segment on September 1, 2013. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.  The change in year to date transaction costs is primarily due to lower transaction volume offset by a lease termination fee recorded in the current year.

     Changes in gains on sales of properties are related to property sales, which totaled 19 and 29 for the nine months ended September 30, 2013 and 2012, respectively.  The following illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at September 30, 2013 as discontinued operations for the periods presented.  Please refer to Note 5 to our consolidated financial statements for further discussion.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Rental income	$0	$14,218	$2,486	$49,614
Expenses:
Interest expense	0	2,373	662	9,043
Provision for depreciation	0	2,162	762	9,988
Income from discontinued operations, net	$0	$9,683	$1,062	$30,583

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating

     The following is a summary of our NOI for the seniors housing operating segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2013	2012	$	%	2013	2012	$	%
SSCNOI(1)	$38,505	$35,967	$2,538	7%	$111,923	$106,730	$5,193	5%
NOI attributable to non same store properties(2)	116,214	20,128	96,086	477%	268,399	54,613	213,786	391%
NOI	$154,719	$56,095	$98,624	176%	$380,322	$161,343	$218,979	136%

(1) Due to increases in revenues (described below) related to 74 same store properties.
(2) Primarily due to the acquisition of 202 properties subsequent to January 1, 2012 and the transfer of 38 properties to Seniors Housing Triple-net on September 1, 2013.

As discussed in Note 3 to our consolidated financial statements, we completed additional acquisitions within our seniors housing operating segment during the nine months ended September 30, 2013. The results of operations for these properties have been included in our consolidated results of operations from the dates of acquisition. The seniors housing operating acquisitions were structured under RIDEA, which is discussed in Note 18 to our consolidated financial statements. When considering new acquisitions utilizing the RIDEA structure, we look for opportunities with best-in-class operators with a strong seasoned leadership team, high-quality real estate in attractive markets, growth potential above the standard rent escalators in our triple-net lease seniors housing portfolio, and alignment of economic interests with our operating partner.  Our seniors housing operating properties offer us the opportunity for external growth because we have the right to fund future seniors housing investment opportunities sourced by our operating partners. The increases in NOI are almost entirely attributable to 202 property acquisitions that have occurred subsequent to January 1, 2012. The following is a summary of our seniors housing operating results of operations (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2013	2012	$	%	2013	2012	$	%
Revenues:
Resident fees and services	$466,127	$174,464	$291,663	167%	$1,164,446	$498,295	$666,151	134%
Interest income	-	-	-	n/a	757	-	757	n/a
Other income	167	-	167	n/a	169	-	169	n/a
	466,294	174,464	291,830	167%	1,165,372	498,295	667,077	134%
Property operating expenses	311,575	118,369	193,206	163%	785,050	336,952	448,098	133%
Net operating income from continuing operations (NOI)	154,719	56,095	98,624	176%	380,322	161,343	218,979	136%
Other expenses:
Interest expense	24,693	17,474	7,219	41%	63,175	49,537	13,638	28%
Loss (gain) on derivatives, net	0	409	(409)	-100%	(407)	(1,808)	1,401	-77%
Depreciation and amortization	144,578	39,591	104,987	265%	338,099	123,820	214,279	173%
Transaction costs	18,882	1,966	16,916	860%	101,006	6,365	94,641	1487%
Loss (gain) on extinguishment of debt, net	(5,252)	89	(5,341)	-6001%	(5,560)	(1,089)	(4,471)	411%
	182,901	59,529	123,372	207%	496,313	176,825	319,488	181%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	(28,182)	(3,434)	(24,748)	721%	(115,991)	(15,482)	(100,509)	649%
Income tax expense	(372)	265	(637)	-240%	(4,517)	(486)	(4,031)	829%
Income (loss) from unconsolidated entities	(4,391)	(3,162)	(1,229)	39%	(13,946)	(4,090)	(9,856)	241%
Net income (loss)	(32,945)	(6,331)	(26,614)	420%	(134,454)	(20,058)	(114,396)	570%
Less: Net income (loss) attributable to noncontrolling interests	(4,167)	(478)	(3,689)	772%	(5,830)	(2,489)	(3,341)	134%
Net income (loss) attributable to common stockholders	$(28,778)	$(5,853)	$(22,925)	392%	$(128,624)	$(17,569)	$(111,055)	632%

     Fluctuations in revenues and property operating expenses are primarily a result of acquisitions subsequent to September 30, 2012, offset by the transition of 38 properties to seniors housing triple-net on September 1, 2013. The fluctuations in depreciation and amortization are due to acquisitions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. Loss from unconsolidated entities during the three and nine month periods ended September 30, 2013 is primarily attributable to depreciation and amortization of short-lived intangible assets related to our joint ventures described in Note 7 to our consolidated financial statements. Interest income relates to the Sunrise loan that was acquired upon merger consummation on January 9, 2013.

      Interest expense represents secured debt interest expense as well as interest expense related to our unsecured Canadian term loan discussed in Note 10 to our consolidated financial statements. The following is a summary of our seniors housing operating property secured debt principal activity, which excludes the Canadian term loan (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,908,250	4.738%	1,377,933	5.203%	$1,369,526	4.874%	1,318,647	5.125%
Debt issued	-	0.000%	6,318	2.506%	71,340	4.961%	145,713	4.131%
Debt assumed	678,742	3.925%	-	0.000%	1,215,598	4.055%	8,316	5.624%
Debt extinguished	(472,685)	3.482%	-	0.000%	(521,841)	3.548%	(79,990)	2.644%
Debt transferred	(367,997)	5.298%	-	0.000%	(367,997)	5.298%	-	0.000%
Principal payments	(9,492)	4.575%	(5,445)	4.667%	(22,916)	4.738%	(13,880)	4.701%
Foreign currency	9,564	4.045%	288	5.624%	2,672	4.045%	288	5.624%
Ending balance	$1,746,382	4.619%	$1,379,094	4.832%	$1,746,382	4.619%	$1,379,094	4.832%

Monthly averages	$2,190,049	4.824%	1,378,980	4.835%	$1,719,287	4.870%	1,394,989	4.760%

     The increase in gains on debt extinguishment is primarily due to an increased volume of secured debt extinguishments during the three months ended September 30, 2013. The change in net derivative gains is due to foreign currency hedges relating to our international investments which are described in Note 11 to our unaudited consolidated financial statements.

    The change in transaction costs is due to both the volume and nature of transactions completed in the current year. The majority of our seniors housing operating properties are formed through partnership interests. Net income attributable to noncontrolling interests for the three and nine month periods ended September 30, 2013 and 2012 represents our partners’ share of net income (loss) related to those properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Medical Facilities

     The following is a summary of our NOI for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2013	2012	$	%	2013	2012	$	%
SSCNOI(1)	$60,350	$58,726	$1,624	3%	$179,521	$175,241	$4,280	2%
Non-cash NOI attributable to same store properties(1)	1,505	1,650	(145)	-9%	4,789	5,380	(591)	-11%
NOI attributable to non same store properties(2)	22,373	15,697	6,676	43%	71,123	36,475	34,648	95%
NOI	$84,228	$76,073	$8,155	11%	$255,433	$217,096	$38,337	18%

(1) Due to increases in cash and non-cash revenues (described below) related to 169 same store properties.
(2) Primarily due to acquisitions of 41 properties and conversions of construction projects into eight revenue-generating properties subsequent to January 1, 2012.

     The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2013	2012	$	%	2013	2012	$	%
Revenues:
Rental income	$112,323	$99,726	$12,597	13%	$336,547	$281,744	$54,803	19%
Interest income	2,594	1,995	599	30%	7,257	6,154	1,103	18%
Other income	466	400	66	17%	1,539	1,482	57	4%
	115,383	102,121	13,262	13%	345,343	289,380	55,963	19%
Property operating expenses	31,155	26,048	5,107	20%	89,910	72,284	17,626	24%
Net operating income from continuing operations (NOI)	84,228	76,073	8,155	11%	255,433	217,096	38,337	18%
Other expenses:
Interest expense	9,143	7,940	1,203	15%	28,441	22,338	6,103	27%
Depreciation and amortization	39,942	35,959	3,983	11%	120,998	102,450	18,548	18%
Transaction costs	683	708	(25)	-4%	971	5,374	(4,403)	-82%
Loss (gain) on extinguishment of debt, net	0	0	0	n/a	0	(483)	483	-100%
	49,768	44,607	5,161	12%	150,410	129,679	20,731	16%
Income from continuing operations before income taxes and income from unconsolidated entities	34,460	31,466	2,994	10%	105,023	87,417	17,606	20%
Income tax expense	(1,123)	(143)	(980)	685%	(408)	(316)	(92)	29%
Income from unconsolidated entities	2,860	2,395	465	19%	6,737	6,314	423	7%
Income from continuing operations	36,197	33,718	2,479	7%	111,352	93,415	17,937	19%
Discontinued operations:
Gain (loss) on sales of properties, net	5,954	(12,521)	18,475	n/a	7,745	(11,664)	19,409	n/a
Income (loss) from discontinued operations, net	417	1,441	(1,024)	-71%	1,150	2,711	(1,561)	-58%
Discontinued operations, net	6,371	(11,080)	17,451	n/a	8,895	(8,953)	17,848	n/a
Net income (loss)	42,568	22,638	19,930	88%	120,247	84,462	35,785	42%
Less: Net income (loss) attributable to noncontrolling interests	105	12	93	775%	255	140	115	82%
Net income (loss) attributable to common stockholders	$42,463	$22,626	$19,837	88%	$119,992	$84,322	$35,670	42%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The increase in rental income is primarily attributable to the acquisitions of new properties and the construction conversions of medical facilities from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended September 30, 2013, our consolidated medical office building portfolio signed 56,578 square feet of new leases and 187,177 square feet of renewals.  The weighted-average term of these leases was five years, with a rate of $22.39 per square foot and tenant improvement and lease commission costs of $14.98 per square foot.  Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 3%.  For the three months ended September 30, 2013, we had no lease renewals and one lease with a rental rate increaser of 0.27% in our hospital portfolio.

     Interest expense for the nine months ended September 30, 2013 and 2012 represents $29,314,000 and $28,799,000, respectively, of secured debt interest expense, which is offset by interest allocated to discontinued operations.  The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our medical facilities secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$705,322	5.947%	$695,454	5.947%	$713,720	5.950%	$520,026	5.981%
Debt assumed	26,300	6.439%	-	0.000%	26,300	6.439%	220,335	5.861%
Debt extinguished	-	0.000%	-	0.000%	0	0.000%	(37,622)	5.858%
Principal payments	(3,905)	6.032%	(3,513)	6.021%	(12,303)	6.132%	(10,798)	6.130%
Ending balance	$727,717	5.964%	$691,941	5.947%	$727,717	5.964%	$691,941	5.947%

Monthly averages	$709,921	5.952%	$693,684	5.947%	$710,146	5.950%	$661,406	5.953%

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

     Changes in gains/losses on sales of properties is related to property sales, which totaled twelve and thirteen for the nine months ended September 30, 2013, and 2012, respectively.  The following illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at September 30, 2013 as discontinued operations for the periods presented.  Please refer to Note 5 to our consolidated financial statements for further discussion.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Rental income	$810	$6,529	$3,486	$20,553
Expenses:
Interest expense	12	1,955	873	6,461
Property operating expenses	68	281	346	1,469
Provision for depreciation	313	2,852	1,117	9,912
Income from discontinued operations, net	$417	$1,441	$1,150	$2,711

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2013	2012	$	%	2013	2012	$	%
Revenues:
Other income	$32	$277	$(245)	-88%	$277	$755	$(478)	-63%
Expenses:
Interest expense	76,726	66,154	10,572	16%	229,128	198,746	30,382	15%
General and administrative	28,718	23,679	5,039	21%	79,799	77,302	2,497	3%
Loss on extinguishment of debt, net	1,184	0	1,184	n/a	1,184	0	1,184	n/a
	106,628	89,833	16,795	19%	310,111	276,048	34,063	12%
Loss from continuing operations before income taxes	(106,596)	(89,556)	(17,040)	19%	(309,834)	(275,293)	(34,541)	13%
Income tax (expense) benefit	-	(223)	223	-100%	(17)	(1,447)	1,430	-99%
Loss from continuing operations	(106,596)	(89,779)	(16,817)	19%	(309,851)	(276,740)	(33,111)	12%
Less: Preferred stock dividends	16,602	16,602	-	0%	49,805	52,527	(2,722)	-5%
Less: Preferred stock redemption charge	-	-	-	n/a	-	6,242	(6,242)	-100%
Net loss attributable to common stockholders	$(123,198)	$(106,381)	$(16,817)	16%	$(359,656)	$(335,509)	$(24,147)	7%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.  The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2013	2012	$	%	2013	2012	$	%
Senior unsecured notes	$71,533	$62,172	$9,361	15%	$216,688	$186,277	$30,411	16%
Secured debt	122	138	(16)	-12%	358	402	(44)	-11%
Unsecured lines of credit	4,445	3,078	1,367	44%	11,967	9,717	2,250	23%
Capitalized interest	(1,706)	(2,555)	849	-33%	(4,698)	(7,113)	2,415	-34%
Swap savings	(4)	(12)	8	-67%	(11)	(92)	81	-88%
Loan expense	2,336	3,333	(997)	-30%	4,824	9,555	(4,731)	-50%
Totals	$76,726	$66,154	$10,572	16%	$229,128	$198,746	$30,382	15%

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

     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three months ended September 30, 2013 and 2012 were 3.65% and 4.99%, respectively.  The decline in percent of revenue is primarily related to the increasing revenue base as a result of our acquisitions.  The loss on extinguishment of debt is due to the redemption of convertible senior notes.  The changes in preferred stock dividends are primarily attributable to the net effect of issuances, redemptions and conversions.  Please see Note 13 to our consolidated financial statements for additional information.  In

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

connection with the preferred stock redemptions, we recognized charges of $6,242,000 for the nine months ended September 30, 2012.

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

     Net operating income from continuing operations (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses represent costs unrelated to property operations or transaction costs.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets.  Same store cash NOI (“SSCNOI”) is used to evaluate the cash-based operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the reporting period subsequent to January 1, 2012.  Any properties acquired, developed, transitioned or classified in discontinued operations during that period are excluded from the same store amounts.  We believe NOI and SSCNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSCNOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
FFO Reconciliations:	2012	2012	2012	2012	2013	2013	2013
Net income (loss) attributable to common stockholders	$39,307	$54,735	$37,269	$90,576	$55,058	$(8,508)	$20,691
Depreciation and amortization	127,422	132,963	132,858	140,342	187,122	200,477	242,981
Impairment of assets	0	0	6,952	22,335	0	0	0
Loss (gain) on sales of properties, net	(769)	(32,450)	(12,827)	(54,502)	(82,492)	29,997	(4,707)
Noncontrolling interests	(4,990)	(5,189)	(5,440)	(5,439)	(5,793)	(7,821)	(12,328)
Unconsolidated entities	2,887	7,873	11,913	11,735	16,983	16,521	11,626
Funds from operations	$163,857	$157,932	$170,725	$205,047	$170,878	$230,666	$258,263

Average common shares outstanding:
Basic	199,661	213,498	224,391	259,290	260,036	273,091	286,020
Diluted	201,658	215,138	226,258	261,210	262,525	276,481	288,029

Per share data:
Net income attributable to
common stockholders
Basic	$0.20	$0.26	$0.17	$0.35	$0.21	$(0.03)	$0.07
Diluted	0.19	0.25	0.16	0.35	0.21	(0.03)	0.07

Funds from operations
Basic	$0.82	$0.74	$0.76	$0.79	$0.66	$0.84	$0.90
Diluted	0.81	0.73	0.75	0.78	0.65	0.83	0.90
	Nine Months Ended
	September 30,	September 30,
FFO Reconciliations:	2012	2013
Net income attributable to common stockholders	$131,308		$67,245
Depreciation and amortization	393,243		630,579
Impairment of assets	6,952		0
Loss (gain) on sales of properties, net	(46,046)		(57,202)
Noncontrolling interests	(15,619)		(25,942)
Unconsolidated entities	22,673		45,130
Funds from operations	$492,511		$659,810

Average common shares outstanding:
Basic	212,592		273,148
Diluted	214,075		275,247

Per share data:
Net income attributable to
common stockholders
Basic	$0.62		$0.25
Diluted	0.61		0.24

Funds from operations
Basic	$2.32		$2.42
Diluted	2.30		2.40

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
EBITDA Reconciliations:	2012	2012	2012	2012	2013	2013	2013
Net income	$57,458	$76,875	$53,506	$107,005	$71,799	$7,181	$33,605
Interest expense	93,722	96,762	96,243	96,573	110,734	110,844	116,542
Income tax expense (benefit)	1,470	1,447	836	3,858	2,763	1,215	3,077
Depreciation and amortization	127,422	132,963	132,858	140,342	187,122	200,477	242,981
EBITDA	$280,072	$308,047	$283,443	$347,778	$372,418	$319,717	$396,205

Interest Coverage Ratio:
Interest expense	$93,722	$96,762	$96,243	$96,573	$110,734	$110,844	$116,542
Non-cash interest expense	(3,693)	(2,849)	(2,241)	(2,612)	(3,494)	(1,237)	951
Capitalized interest	2,420	2,140	2,556	2,664	1,606	1,386	1,706
Total interest	92,449	96,053	96,558	96,625	108,846	110,993	119,199
EBITDA	$280,072	$308,047	$283,443	$347,778	$372,418	$319,717	$396,205
Interest coverage ratio	3.03x	3.21x	2.94x	3.60x	3.42x	2.88x	3.32x

Fixed Charge Coverage Ratio:
Total interest	$92,449	$96,053	$96,558	$96,625	$108,846	$110,993	$119,199
Secured debt principal payments	8,529	9,567	10,141	10,317	11,319	13,277	15,297
Preferred dividends	19,207	16,719	16,602	16,602	16,602	16,602	16,602
Total fixed charges	120,185	122,339	123,301	123,544	136,767	140,872	151,098
EBITDA	$280,072	$308,047	$283,443	$347,778	$372,418	$319,717	$396,205
Fixed charge coverage ratio	2.33x	2.52x	2.30x	2.82x	2.72x	2.27x	2.62x

	Nine Months Ended
	September 30,	September 30,
EBITDA Reconciliations:	2012	2013
Net income	$187,836	$112,588
Interest expense	286,727	338,120
Income tax expense (benefit)	3,754	7,055
Depreciation and amortization	393,243	630,579
EBITDA	$871,560	$1,088,342

Interest Coverage Ratio:
Interest expense	$286,727	$338,120
Non-cash interest expense	(8,783)	(3,779)
Capitalized interest	7,113	4,698
Total interest	285,057	339,039
EBITDA	$871,560	$1,088,342
Interest coverage ratio	3.06x	3.21x

Fixed Charge Coverage Ratio:
Total interest	$285,057	$339,039
Secured debt principal payments	28,237	39,893
Preferred dividends	52,527	49,805
Total fixed charges	365,821	428,737
EBITDA	$871,560	$1,088,342
Fixed charge coverage ratio	2.38x	2.54x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
Adjusted EBITDA	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
Reconciliations:	2012	2012	2012	2012	2013	2013	2013
Net income	$238,363	$229,029	$230,181	$294,841	$309,183	$239,491	$219,590
Interest expense	356,390	368,379	376,811	383,300	400,312	414,394	434,693
Income tax expense (benefit)	2,729	3,965	4,578	7,611	8,904	8,672	10,913
Depreciation and amortization	476,259	498,169	515,387	533,585	593,285	660,799	770,922
Stock-based compensation expense	16,552	16,177	17,003	18,521	17,728	17,607	18,971
Provision for loan losses	1,762	1,595	28,471	27,008	27,008	27,008	0
Loss (gain) on extinguishment of debt, net	(979)	(403)	(188)	(775)	(1,083)	(1,659)	(5,942)
Adjusted EBITDA	$1,091,076	$1,116,911	$1,172,243	$1,264,091	$1,355,337	$1,366,312	$1,449,147

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$356,390	$368,379	$376,811	$383,300	$400,312	$414,394	$434,693
Capitalized interest	10,919	10,745	10,190	9,777	8,964	8,211	7,362
Non-cash interest expense	(13,882)	(14,033)	(12,560)	(11,395)	(11,196)	(9,584)	(6,392)
Total interest	353,427	365,091	374,441	381,682	398,080	413,021	435,663
Adjusted EBITDA	$1,091,076	$1,116,911	$1,172,243	$1,264,091	$1,355,337	$1,366,312	$1,449,147
Adjusted interest coverage ratio	3.09x	3.06x	3.13x	3.31x	3.40x	3.31x	3.33x

Total interest	$353,427	$365,091	$374,441	$381,682	$398,080	$413,021	$435,663
Secured debt principal payments	30,427	32,983	35,920	38,554	41,344	45,054	50,210
Preferred dividends	71,028	70,394	69,762	69,129	66,525	66,408	66,408
Total fixed charges	454,882	468,468	480,123	489,365	505,949	524,483	552,281
Adjusted EBITDA	$1,091,076	$1,116,911	$1,172,243	$1,264,091	$1,355,337	$1,366,312	$1,449,147
Adjusted fixed charge coverage ratio	2.40x	2.38x	2.44x	2.58x	2.68x	2.61x	2.62x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Amounts are in thousands.

Three Months Ended
March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
NOI Reconciliations:	2012	2012	2012	2012	2013	2013	2013
Total revenues:
Seniors housing triple-net	$167,621	$175,656	$184,971	$187,269	$190,813	$194,573	$205,221
Seniors housing operating	158,174	165,654	174,464	205,470	328,081	370,995	466,294
Medical facilities	90,509	96,751	102,121	106,821	113,980	115,980	115,383
Non-segment/corporate	235	243	277	158	81	164	32
Total revenues	416,539	438,304	461,833	499,718	632,955	681,712	786,930
Property operating expenses:
Seniors housing operating	107,243	111,340	118,369	134,726	224,503	248,972	311,575
Medical facilities	21,652	24,585	26,048	26,898	29,044	29,712	31,155
Total property operating expenses	128,895	135,925	144,417	161,624	253,547	278,684	342,730
Net operating income:
Seniors housing triple-net	167,621	175,656	184,971	187,269	190,813	194,573	205,221
Seniors housing operating	50,931	54,314	56,095	70,744	103,578	122,023	154,719
Medical facilities	68,857	72,166	76,073	79,923	84,936	86,268	84,228
Non-segment/corporate	235	243	277	158	81	164	32
Net operating income from continuing operations (NOI)	287,644	302,379	317,416	338,094	379,408	403,028	444,200
Reconciling items:
Interest expense	(88,247)	(91,061)	(91,915)	(93,514)	(109,571)	(110,483)	(116,530)
Loss (gain) on derivatives, net	(555)	2,676	(409)	113	(2,309)	2,716	(4,872)
Depreciation and amortization	(119,219)	(126,281)	(127,844)	(137,041)	(186,332)	(199,701)	(242,668)
General and administrative	(27,751)	(25,870)	(23,679)	(20,039)	(27,179)	(23,902)	(28,718)
Transaction costs	(5,579)	(28,691)	(8,264)	(19,074)	(65,980)	(28,136)	(23,591)
Loss (gain) on extinguishment of debt, net	-	(576)	(215)	1,566	308	-	4,068
Provision for loan losses	-	-	(27,008)	-	-	-	-
Income tax benefit (expense)	(1,470)	(1,447)	(836)	(3,858)	(2,763)	(1,215)	(3,077)
Income (loss) from unconsolidated entities	1,532	1,456	(739)	232	2,262	(5,461)	(331)
Income (loss) from discontinued operations, net	11,103	44,290	16,999	40,525	83,955	(29,665)	5,124
Preferred dividends	(19,207)	(16,719)	(16,602)	(16,602)	(16,602)	(16,602)	(16,602)
Preferred stock redemption charge	-	(6,242)	-	-	-	-	-
Loss (income) attributable to noncontrolling interests	1,056	821	365	174	(139)	913	3,688
(248,337)	(247,644)	(280,147)	(247,518)	(324,350)	(411,536)	(423,509)
Net income (loss) attributable to common stockholders	$39,307	$54,735	$37,269	$90,576	$55,058	$(8,508)	$20,691
Nine Months Ended
September 30,	September 30,
NOI Reconciliations:	2012	2013
Total revenues:
Seniors housing triple-net	$528,249	$590,606
Seniors housing operating	498,295	1,165,372
Medical facilities	289,380	345,343
Non-segment/corporate	755	277
Total revenues	1,316,679	2,101,598
Property operating expenses:
Seniors housing operating	336,952	785,050
Medical facilities	72,284	89,910
Total property operating expenses	409,236	874,960
Net operating income:
Seniors housing triple-net	528,249	590,606
Seniors housing operating	161,343	380,322
Medical facilities	217,096	255,433
Non-segment/corporate	755	277
Net operating income from continuing operations	907,443	1,226,638
Reconciling items:
Interest expense	(271,223)	(336,585)
Loss (gain) on derivatives, net	1,712	(4,465)
Depreciation and amortization	(373,344)	(628,700)
General and administrative	(77,302)	(79,799)
Transaction costs	(42,535)	(117,707)
Loss (gain) on extinguishment of debt, net	(791)	4,376
Provision for loan losses	(27,008)	-
Income tax benefit (expense)	(3,754)	(7,055)
Income (loss) from unconsolidated entities	2,250	(3,529)
Income (loss) from discontinued operations, net	72,388	59,414
Preferred dividends	(52,527)	(49,805)
Preferred stock redemption charge	(6,242)	-
Loss (income) attributable to noncontrolling interests	2,241	4,462
(776,135)	(1,159,393)
Net income (loss) attributable to common stockholders	$131,308	$67,245
Three Months Ended
March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
Same Store Cash NOI Reconciliations:	2012	2012	2012	2012	2013	2013	2013
Net operating income from continuing operations:
Seniors housing triple-net	$167,621	$175,656	$184,971	$187,269	$190,813	$194,573	$205,221
Seniors housing operating	50,931	54,314	56,095	70,744	103,578	122,023	154,719
Medical facilities	68,857	72,166	76,073	79,923	84,936	86,268	84,228
Total	287,409	302,136	317,139	337,936	379,327	402,864	444,168
Adjustments:
Seniors housing triple-net:
Non-cash NOI on same store properties	(8,384)	(8,062)	(8,561)	(8,737)	(8,779)	(7,855)	(8,111)
NOI attributable to non same store properties	(25,968)	(30,858)	(39,521)	(41,485)	(43,484)	(45,792)	(54,841)
Subtotal	(34,352)	(38,920)	(48,082)	(50,222)	(52,263)	(53,647)	(62,952)
Seniors housing operating:
NOI attributable to non same store properties	(15,928)	(18,553)	(20,128)	(33,216)	(68,401)	(83,781)	(116,214)
Subtotal	(15,928)	(18,553)	(20,128)	(33,216)	(68,401)	(83,781)	(116,214)
Medical facilities:
Non-cash NOI on same store properties	(2,061)	(1,669)	(1,650)	(1,649)	(1,601)	(1,684)	(1,505)
NOI attributable to non same store properties	(8,444)	(12,334)	(15,697)	(19,090)	(23,896)	(24,852)	(22,373)
Subtotal	(10,505)	(14,003)	(17,347)	(20,739)	(25,497)	(26,536)	(23,878)
Same store cash net operating income:	Properties
Seniors housing triple-net	445	133,269	136,736	136,889	137,047	138,550	140,926	142,269
Seniors housing operating	74	35,003	35,761	35,967	37,528	35,177	38,242	38,505
Medical facilities	169	58,352	58,163	58,726	59,184	59,439	59,732	60,350
Total	688	$226,624	$230,660	$231,582	$233,759	233,166	$238,900	$241,124

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Nine Months Ended
		September 30,	September 30,
Same Store Cash NOI Reconciliations:		2012	2013
Net operating income from continuing operations:
Seniors housing triple-net		$528,249	$590,606
Seniors housing operating		161,343	380,322
Medical facilities		217,096	255,433
Total		906,688	1,226,361
Adjustments:
Seniors housing triple-net:
Non-cash NOI on same store properties		(25,007)	(24,744)
NOI attributable to non same store properties		(96,348)	(144,118)
Subtotal		(121,355)	(168,862)
Seniors housing operating:
Non-cash NOI on same store properties		-	-
NOI attributable to non same store properties		(54,613)	(268,399)
Subtotal		(54,613)	(268,399)
Medical facilities:
Non-cash NOI on same store properties		(5,380)	(4,789)
NOI attributable to non same store properties		(36,475)	(71,123)
Subtotal		(41,855)	(75,912)
Same store cash net operating income:	Properties
Seniors housing triple-net	445	406,894	421,744
Seniors housing operating	74	106,730	111,923
Medical facilities	169	175,241	179,521
Total	688	$688,865	$713,188

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Disclosures

Health Care Reimbursements

Policy and legislative changes that increase or decrease government reimbursement may impact our operators and tenants that participate in Medicare, Medicaid or other government programs.  To the extent that policy or legislative changes decrease government reimbursement to our operators and tenants, our revenue and operations may be indirectly adversely affected.

On July 31, 2013 the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule for the skilled nursing prospective payment system that sets forth payment rate changes for the 2014 fiscal year, which began on October 1, 2013.  Under the final rule, skilled nursing facilities (“SNFs”) will receive a net payment increase of 1.3%, which is based on a 2.3% increase in the SNF market basket, less a 0.5% forecast error adjustment, and less a 0.5% multi-factor productivity adjustment.  CMS is implementing a forecast error adjustment because the forecasted fiscal year 2012 market basket percentage change exceeded the actual SNF market basket percentage change by 0.51%, a figure that is in excess of the 0.5% threshold adopted by the agency for determining when a forecast error adjustment will be applied.

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

 CMS annually adjusts the Medicare Physician Fee Schedule payment rates based on an update formula that includes application of the Sustainable Growth Rate (“SGR”), which is an annual growth rate established by CMS and is intended to control growth in aggregate Medicare expenditures for physicians’ services and the allowed and actual expenditures for physicians’ services.  On November 1, 2012, CMS published the calendar year 2013 Physician Fee Schedule final rule that called for a negative 26.5% update under the statutory SGR formula.  The Taxpayer Relief Act provided for a zero percent update, blocking this cut through December 31, 2013.  In March 2013, CMS estimated a negative 24.4% update under the statutory SGR formula for calendar year 2014.  Additionally, in late July 2013, the House Energy and Commerce and Ways and Means Committee approved H.R. 2810, a proposal to replace the SGR updates with a quality measure system by a bipartisan vote of 51-0, but House lawmakers have yet to formally adopt the proposal.  According to a recent estimate by the Congressional Budget Office, the House bill would cost $175 billion over 10 years, through 2023.  The Senate Finance Committee is also moving forward on its own version of a bill to replace the SGR.

Medicaid is a major payor source for residents in our SNFs and hospitals.  The federal and state government share responsibility for financing Medicaid.  President Obama’s proposed fiscal year budget for 2013 included several proposals that were not implemented that would have lowered federal spending for Medicaid, potentially impacting provider Medicaid reimbursement rates.  The proposals included new limits on state provider taxes, phasing down the existing Medicaid provider tax, and blending the Federal matching rate for state Medicaid and the Children’s Health Insurance Program.  Although the President’s proposed fiscal year budget for 2014 did not include these proposals, provider tax reductions continue to be discussed as a potential cost savings measure. The President’s 2014 budget called for an overall reduction in federal health care spending by $401 billion over ten years, with savings stemming from several cost-saving proposals including reduced Medicare payments for long-term care hospitals, SNFs, and other post-acute care providers.  In June 2013, leaders of the House Ways and Means and Senate Finance committees solicited input from stakeholders on proposals to reform Medicare payment for post-acute services, requesting comments by August 19 on proposals by

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

the Medicare Payment Advisory Commission, the Obama administration, the Bipartisan Policy Center, and the Simpson-Bowles Commission for market-basket cuts, site-neutral payment, SNF readmission penalties, and bundled payments.

                On August 2, 2013, CMS issued a final rule for the Medicare Inpatient Prospective Payment System, which sets forth acute care and long-term care hospital payment rate changes for the 2014 fiscal year, which began on October 1, 2013.  Under the final rule, the Medicare rates for inpatient services at acute care hospitals will increase by 0.7% and rates for long-term care hospitals will increase by 0.4%, accounting for adjustments, such as the multifactor productivity adjustment and the second year adjustment for a three-year phase-in of a one-time 3.75% budget neutrality adjustment to the long-term care hospital rate.  CMS finalized its proposal to let expire the one-year extension of the existing moratorium on the 25% threshold policy, a policy that imposes lower Medicare payments, in certain circumstances, on those long-term care hospitals that admit more than 25% of their patients from a single acute care hospital.  The expiration of the moratorium on the 25% threshold policy impacts cost reporting periods that began on or after October 1, 2013.  Under the final rule, CMS also finalized a number of changes to comply with the Health Reform Laws.  Beginning in fiscal year 2014, hospitals that rank among the lowest-performing 25% with regard to hospital-acquired conditions will see a 1% reduction in Medicare payment rates.  CMS will also increase the maximum payment reduction under the Hospital Readmissions Reduction program, which began on October 1, 2012, to 2% of payment amounts in fiscal year 2014.  For fiscal year 2014, CMS is increasing the applicable percentage reduction, the portion of Medicare payments available to fund the Value-Based Purchasing Program’s value-based incentive payments, to 1.25%, as required by statute.

On July 31, 2013, CMS issued a final rule for the Medicare Inpatient Rehabilitation Facilities Prospective Payment System that sets forth payment rate changes for the 2014 fiscal year, which began on October 1, 2013.  Under the final rule for fiscal year 2014, the Medicare rates for inpatient rehabilitation facilities will increase by 1.8%, which includes a 2.6% market basket increase factor, reduced by a 0.5% multi-factor productivity adjustment and an additional 0.3% point reduction as required by the Health Reform Laws.

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

On September 18, 2013, CMS published a final rule that sets forth the annual reductions for Medicaid disproportionate share hospital (“DSH”) payments for fiscal years 2014 and 2015, which were mandated by the Health Reform Laws, based on the assumption that the number of uninsured people will fall sharply beginning in 2014.  Although the Health Reform Laws mandated reductions in Medicaid DSH spending from 2014 through 2020, the final rule addresses only DHS reductions for 2014 and 2015.  In the final rule, CMS explained that, while the President’s FY 2014 budget proposed to delay these reductions until 2015, the Department of Health and Human Services has no flexibility to institute a delay without congressional action.

On September 18, 2013, the Commission on Long-Term Care, a 15-member federal, bipartisan advisory commission created by the 2012 American Taxpayer Relief Act, issued a pre-publication version of its report to Congress outlining its recommendations for long-term care service delivery, workforce, and financing.  With regard to financing, such commission was unable to agree on an approach and, instead, offered two contrasting approaches – one focused on using private options for long-term care, the other focused on strengthening long-term care options, primarily though changes to Medicare.  If adopted by Congress, certain of such commission’s recommendations may decrease revenues for our operators and tenants, while other recommendations may increase revenues.

The House Ways and Means Committee is currently reviewing public comments on draft legislation to significantly reform Medicare post-acute care policy, which incorporates input from stakeholders, including, the Medicare Payment Advisory Commission, the Obama administration, the Bipartisan Policy Center, and the Simpson-Bowles Commission.  The draft legislation calls for market-basket cuts, site-neutral payment, modification criteria for IRF status, the establishment of a SNF readmissions program, and bundled payments.

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on August 6, 2013, for further information regarding significant accounting policies that impact us.  There have been no material changes to these policies in 2013.

Forward-Looking Statements and Risk Factors

    This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern and are based upon, among other things, the possible expansion of the company’s portfolio; the sale of facilities; the performance of its operators/tenants and facilities; its ability to enter into agreements with viable new tenants for vacant space or for facilities that the company takes back from financially troubled tenants, if any; its occupancy rates; its ability to acquire, develop and/or manage facilities; its ability to make distributions to stockholders; its policies and plans regarding investments, financings and other matters; its ability to manage the risks associated with international expansion and operations; its tax status as a real estate investment trust; its critical accounting policies; its ability to appropriately balance the use of debt and equity; its ability to access capital markets or other sources of funds; and its ability to meet its earnings guidance. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions, it is making forward-looking statements.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  The company’s expected results may not be achieved, and actual results may differ materially from expectations.  This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care, seniors housing and life science industries; negative developments in the operating results or financial condition of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell facilities with profitable results; the failure to make new investments as and when anticipated; acts of God affecting the company’s facilities; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; regulatory approval and market acceptance of the products and technologies of life science tenants; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting the company’s facilities; changes in rules or practices governing the company’s financial reporting; the movement of foreign currency exchange rates; and legal and operational matters, including real estate investment trust qualification and key management personnel recruitment and retention.  Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on August 6, 2013, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	September 30, 2013		December 31, 2012
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$6,418,190	$(368,667)	$6,145,457	$(451,478)
Secured debt	2,809,721	(108,124)	2,024,454	(96,290)
Totals	$9,227,911	$(476,791)	$8,169,911	$(547,768)

     Our variable rate debt, including our unsecured line of credit arrangements, is reflected at fair value. At September 30, 2013, we had $847,670,000 outstanding related to our variable rate lines of credit and $256,202,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $11,039,000. At December 31, 2012, we had no amounts outstanding under our variable rate lines of credit and $223,270,000 outstanding related to our variable rate secured debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $2,233,000.

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

Item 1A. Risk Factors

     Except as provided in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Risk Factors,” there have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed on August 6, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On September 3, 2013, we issued 1,108,917 shares of our common stock to a joint venture partner in connection with our acquisition of such joint venture partner’s noncontrolling interest in the joint venture.  These shares were issued without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended.

     On September 27, 2013, we issued 9,867 shares of our common stock to a national medical office partner pursuant to the terms of our strategic partnership.   These shares were issued without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended, upon such partnership earning success fees in connection with the development of new projects.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 31, 2013	-	$-
August 1, 2013 through August 31, 2013	247	61.28
September 1, 2013 through September 30, 2013	-	-
Totals	247	$61.28

(1) During the three months ended September 30, 2013, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 5. Other Information

None.

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

3.1              Certificate of Elimination of 7 7/8% Series D Cumulative Redeemable Preferred Stock of the company (filed with the SEC as Exhibit 3.1 to the company’s Form 10-Q filed August 6, 2013 (File No. 001-08923), and incorporated herein by reference thereto).

3.2              Certificate of Elimination of 7 5/8% Series F Cumulative Redeemable Preferred Stock of the company (filed with the SEC as Exhibit 3.2 to the company’s Form 10-Q filed August 6, 2013 (File No. 001-08923), and incorporated herein by reference thereto).

10.1            Sixth Amended and Restated Employment Agreement, dated July 16, 2013, by and between the company and George L. Chapman (filed with the SEC as Exhibit 10.1 to the company’s Form 8-K filed July 17, 2013 (File No. 001-08923), and incorporated herein by reference thereto).

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

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB   XBRL Taxonomy Extension Label Linkbase Document*

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Equity for the nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) the Notes to Unaudited Consolidated Financial Statements.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HEALTH CARE REIT, INC.
Date: November 5, 2013	By:	/s/ GEORGE L. CHAPMAN
George L. Chapman,
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2013	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2013	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President and Controller (Principal Accounting Officer)